Form 10-K
READING INTERNATIONAL INC
filed 2012-03-15
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 1-8625
READING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization) 6100 Center Dr., Suite 900 Los Angeles, CA (Address of principal executive offices)	95-3885184 (I.R.S. Employer Identification Number) 90045 (Zip Code)

Registrant’s telephone number, including Area Code:  (213) 235-2240

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	NASDAQ
Class B Voting Common Stock, $0.01 par value	NASDAQ

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
Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 14, 2012, there were 21,311,348 shares of class A non-voting common stock, par value $0.01 per share and 1,495,490 shares of class B voting common stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $81,885,359 as of June 30, 2011.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2011

PART I

Item 1 – Our Business

General Description of Our Business

Reading International, Inc., a Nevada corporation (“RDI”), was incorporated in 1999 incident to our reincorporation in Nevada.  Our class A non-voting common stock (“Class A Stock”) and class B voting common stock (“Class B Stock”) are listed for trading on the NASDAQ Capital Market (Nasdaq-CM) under the symbols RDI and RDIB, respectively.  Our principal executive offices are located at 6100 Center Drive, Suite 900, Los Angeles, California 90045.  Our general telephone number is (213) 235-2240 and our website is www.readingrdi.com.  It is our practice to make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with or furnished it to the Securities and Exchange Commission.  In this Annual Report, we from time to time use terms such as the “Company,” “Reading” and “we,” “us,” or “our” to refer collectively to RDI and our various consolidated subsidiaries and corporate predecessors.

We are an internationally diversified “hard asset” company principally focused on the development, ownership and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

(1)	Cinema Exhibition, through our 57 cinemas, and

(2)	Real Estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments complement one another, as the comparatively consistent cash flows generated by our cinema operations can be used to fund the front-end cash demands of our real estate development business.

At December 31, 2011, the book value of our assets was $430.8 million; and as of that same date, we had a consolidated stockholders’ book equity of $125.0 million.  Calculated based on book value, $243.6 million or 57%, of our assets relate to our cinema exhibition activities and $171.0 million or 40%, of our assets relate to our real estate activities.

For additional segment financial information, please see Note 22 – Business Segments and Geographic Area Information to our 2011 Consolidated Financial Statements.

Recognizing that we are part of a world economy, we have diversified our assets among three countries: the United States, Australia, and New Zealand.  We currently have approximately 26% of our assets (based on net book value) in the United States, 57% in Australia and 17% in New Zealand compared to 29%, 55%, and 16% at the end of 2010.  For 2011, our gross revenue in these jurisdictions was $112.0 million, $111.6 million, and $22.2 million, respectively, compared to $110.6 million, $94.2 million, and $25.0 million for 2010.

For additional financial information concerning the geographic distribution of our business, please see Note 22 – Business Segments and Geographic Area Information to our 2011 Consolidated Financial Statements.

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environments.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will, again, over time become the principal thrust of our business.  We also, from time to time, invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

In recent years, the market value of most commercial and undeveloped real estate has seen a material decline in the markets in which we operate.  While this decline has been, in our view, less pronounced in Australia and New Zealand than in the United States (and while the impact of the declines in Australia and New Zealand have been somewhat mitigated by renewed strength of the Australian and New Zealand dollar as compared to the US dollar), real estate values today are in many cases less than they were at the end of 2007.  This has affected some of our development projects resulting in impairment losses.  However, the practical impact on our real estate holdings has been minimal, as we have continued to enjoy increases in rentals from the tenants in our retail holdings, and as our strategy generally calls for development of our raw land holdings over time for long-term development.  On an overall or portfolio basis, our estimated value of our real estate and cinema assets has not in fact declined since the end of 2008.  Furthermore, in our view, it appears that values have stabilized in the markets in which we operate.  In some markets (such as Manhattan), our real estate portfolio values have increased and have, in our estimation, a value substantially in excess of their book value.

In light of uncertainties in the real estate and financial markets in recent periods, and the need to focus our attention on the renewal and preservation of our various lending facilities we have generally delayed our plans for development of our various properties.  In 2010, we were advised by our principal lender, BOS International (“BOSI”),  in Australia that it was curtailing lending activities in that country, and would not be renewing our $115.8 million (AUS$110.0 million) credit facility.  However, on June 24, 2011, we replaced that facility with a new three-year credit facility from National Australia Bank (“NAB”) in the amount of $110.5 million (AUS$105.0 million). On December 1, 2010, we refinanced our $29.5 million credit facility with GE Credit with a new $37.5 million facility, which expires on December 1, 2015, and, on February 8, 2012, we received an approved amendment from Westpac renewing our existing $35.1 million (NZ$45.0 million) New Zealand credit facility with a three-year $31.2 million (NZ$40.0 million) credit facility.

Historically, it has not been our practice to sell assets, except in connection with the repositioning of such assets to a higher and better use.  This was the situation, for example, in our sale of our interests in two Manhattan cinemas:  the Sutton Cinema (redeveloped as a residential condominium complex commonly known as Place 57) and the Murray Hill Cinema (redeveloped as a hospital commonly known as NYU Clinical Cancer Center).  However, in the current market, given the difficulty in obtaining leverage on attractive terms and our interest in now moving forward with the development or redevelopment of certain of our real property assets, we anticipate the sale of certain real estate assets such as our Cinemas 1, 2 & 3 property in Manhattan, our 0.54 acre property in Taringa, Australia and our 1.0 acre property in Lake Taupo, New Zealand (recently rezoned for residential purposes).  Over the past year, we have also had substantive negotiations with third-party developers regarding the development of our Burwood property in Melbourne and our Union Square property in Manhattan.  We have continued to add to our overall real estate holdings in recent periods by acquiring the fee interest in a property (aggregating approximately 6.4 acres) adjoining our 64.0 acre property in Manukau, New Zealand enhancing its accessibility, and by acquiring a 50% interest in the limited liability company that acquired an approximately 202-acre property in Riverside County, California which, while zoned residential and approved for 823 single family lots, is currently being used for agricultural purposes.  The Riverside property was acquired in January 2012 in a foreclosure sale for $5.5 million.

Given the resurgence of Manhattan commercial real estate values, in 2012, we intend to focus on the sale of our Cinemas 1, 2 & 3 property and the redevelopment of our Union Square property.  Also, we are actively pursuing the development of the next phase of our Courtenay Central property in Wellington, New Zealand.  We continue to evaluate our options concerning our 50.6 acre Burwood property in Melbourne, Australia.

It is anticipated that our 3.3 acre holdings in the Moonee Ponds area of Melbourne will benefit from the new structure plan adopted for Moonee Ponds, which has increased the density permitted at the site from ten to sixteen stories.

Consistent with our philosophy of acquiring proven cash-flowing cinemas, in February 2008, we acquired fifteen leasehold cinemas in Hawaii and California representing 181 screens for an adjusted purchase price of $46.8 million.  These cinemas produced gross revenue of $75.7 million in 2011.  In 2010, we opened a new 8-screen cinema in Australia and are currently fitting out a new 8-screen “Angelika” branded cinema in the Greater Washington D.C. area.  We also acquired an existing 17-screen cinema in Southern California for $4.2 million in August 2011.

We continue our efforts to upgrade the quality of our cinema offerings.  Over the past two years we have added digital 3D capacity to 63 screens, and we have converted several theater auditoriums to a premium “gold class” formats.  We anticipate over the next 24 months converting substantially all of our cinema auditoriums to digital.

Historically, we have endeavored to match the currency in which we have financed our development with the jurisdiction within which these developments are located.  However, in February 2007 we broke with this policy and privately placed $50.0 million of 20-year trust preferred securities (“TPS”), with dividends fixed at 9.22% for the first five years, to serve as a long-term financing foundation for our real estate assets and to pay down our New Zealand and a portion of our Australian dollar denominated debt.  Although structured as the issuance of TPS by a related trust, the financing is essentially the same as an issuance of fully subordinated debt: the payments are tax deductible to us and the default remedies are the same as debt.  During the first quarter of 2009, we returned somewhat to our debt-to-local-currency matching policy by taking advantage of the then current market illiquidity for TPS to repurchase $22.9 million in face value of our TPS for $11.5 million.  As a result of this transaction, in 2009, we recorded a $10.7 million gain on retirement of subordinated debt.  In addition, in December 2008 we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011 and a contractual obligation to pay $270,000 in December 2014.  In the event that the remaining payment is not made, the only remedy is the termination of the waiver.

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate company and intend to add to stockholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land and brick and mortar assets.  We endeavor to maintain a reasonable asset allocation between our domestic and overseas assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate development operation, our business strategy is unique among public companies. While historically we have retained our properties through development, we continue to evaluate the sale of certain assets to provide capital to develop our remaining properties.

At December 31, 2011, our principal assets included:

•	interests in 55 cinemas comprising some 462 screens;

•	fee interests in four live theaters (the Union Square, the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);

•	fee ownership of approximately 1.2 million square feet of developed commercial real estate, and approximately 15.6 million square feet of land; and

•	cash, cash equivalents, and investments in marketable securities aggregating $31.6 million.

Our Cinema Exhibition Activities

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

•
third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites.  While we believe that there will continue to be attractive cinema acquisition opportunities in the future, and we believe that we have taken advantage of one such opportunity through our purchase of Consolidated Cinemas in February 2008, we do not feel pressure to build or acquire cinemas for the sake of adding units.  We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•
fourth, we are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity.

Our current cinema assets that we own and/or manage are as set forth in the following chart:

	Wholly Owned	Consolidated1	Unconsolidated2	Managed3	Totals
Australia	18 cinemas	2 cinemas	1 cinema 4	None	21 cinemas
	138 screens	11 screens	16 screens		165 screens

New Zealand	8 cinemas	None	2 cinemas5	None	10 cinemas
	44 screens		13 screens		57 screens

United States	23 cinemas	1 cinema6	None	2 cinemas	26 cinemas
	234 screens	6 screens		9 screens	249 screens

Totals	49 cinemas	3 cinemas	3 cinemas	2 cinemas	57 cinemas
	416 screens	17 screens	29 screens	9 screens	471 screens

[1] Cinemas owned and operated through consolidated, but not wholly owned subsidiaries.
[2] Cinemas owned and operated through unconsolidated subsidiaries.
[3] Cinemas in which we have no ownership interest, but which are operated by us under management agreements.
[4] 33.3% unincorporated joint venture interest.
[5] 50% unincorporated joint venture interests.
[6] The Angelika Film Center and Café in Manhattan is owned by a limited liability company in which we own a 50% interest with rights to manage.

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

Although we operate cinemas in three jurisdictions, the general nature of our operations and operating strategies does not vary materially from jurisdiction to jurisdiction.  In each jurisdiction, our gross receipts are primarily from box office receipts, concession sales, and screen advertising.  Our ancillary revenue is created principally from theater rentals (for example, for film festivals and special events), ancillary programming (such as concerts and sporting events), and internet advertising and ticket sales.

 Our cinemas generated approximately 70% of their 2011 revenue from box office receipts.  Ticket prices vary by location and we offer reduced rates for senior citizens and children.

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

Concession sales accounted for approximately 24% of our total 2011 revenue.  Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, concession products primarily include popcorn, candy, and soda.

Screen advertising and other revenue contribute approximately 6% of our total 2011 revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies to provide such advertising for us.

In New Zealand, we also own a one-third interest in Rialto Distribution.  Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  The remaining 2/3 interest is owned by the founders of the company, who have been in the art film distribution business since 1993.

Management of Cinemas

With two exceptions, we manage all of our cinemas with executives located in Los Angeles, Manhattan, Melbourne, Australia, and Wellington, New Zealand.  Approximately 2,124 individuals were employed (on a full time or part time basis) in our cinema operations in 2011.  Our three New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner.  While we are principally responsible for the booking of the cinemas, our joint venture partner, Greater Union, manages the day-to-day operations of these cinemas.  In addition, we have a 1/3 interest in a 16-screen Brisbane cinema.  Greater Union manages that cinema as well.

Licensing/Pricing

Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, DreamWorks, Fox, MGM, Paramount, Warner Bros, and Universal, to a variety of smaller independent film distributors.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors.  The major film distributors dominate the market for mainstream conventional films.  Similarly, most art and specialty films come from the art and specialty divisions of these major distributors, such as Fox’s Searchlight and Miramax.  Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts which will vary from film to film as films are licensed in Australia, New Zealand and the United States on a film-by-film, theater by theater basis.

While in certain markets film may be allocated by the distributor among competitive cinemas, typically in the markets in which we operate, we have access to all conventional film product.  In the art and specialty markets, due to the limited number of prints available, we from time to time are unable to license all of the films that we might desire to play.  In summary, while in some markets we are subject to film allocation, on the whole, access to film product has not in recent periods been a major impediment to our operations.

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

Competition for films can be intense, depending upon the number of cinemas in a particular market.  Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens we can supply to distributors.  Moreover, in the United States, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and AMC, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Accordingly, distributors may decide to give preference to these mega exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves.  The situation is different in Australia and New Zealand where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.

Once a patron has selected the film, the choice of cinema is typically impacted by the quality of the cinema experience offered weighed against convenience and cost.  For example, most cinema patrons seem to prefer a modern stadium design multiplex, to an older sloped floor cinema, and to prefer a cinema that either offers convenient access to free parking (or public transport) over a cinema that does not.  However, if the film they desire to see is only available at a limited number of locations, they will typically choose the film over the quality of the cinema and/or the convenience of the cinema.  Generally speaking, our cinemas are modern multiplex cinemas with good and convenient parking.  As discussed further below, the availability of 3D or digital technology and/or premium class seating can also be a factor in the preference of one cinema over another.

 The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are Regal (with 6,620 screens in 528 cinemas), AMC (with 5,203 screens in 361 cinemas), Cinemark (with 3,864 screens in 296 cinemas), and Carmike (with 2,215 screens in 235 cinemas).  As of December 31, 2011, we were the 11th largest exhibitor with 1% of the box office in the United States with 249 screens in 26 cinemas.

The principal exhibitors in Australia are Greater Union, who do business under the Event name (a subsidiary of Amalgamated Holdings Limited), Hoyts Cinemas (“Hoyts”), and Village.  The major exhibitors control approximately 66% of the total cinema box office: Event 31%, Hoyts 21%, and Village 14%.  Event has 476 screens nationally, Hoyts 359 screens, and Village 217 screens.  By comparison, our 149 screens represent approximately 7% of the total box office.

The principle exhibitors in New Zealand are Event with 108 screens nationally and Hoyts with 64 screens.  Reading has 44 screens (not including partnerships).  The major exhibitors in New Zealand control approximately 70% of the total box office: Event 45% and Hoyts 25%.  Reading has 13% of the market (Event and Reading market share figures again do not include any partnership theaters).

Greater Union is the owner of Birch Carroll & Coyle in Australia and purchased Sky Cinemas in New Zealand during 2010.  In addition, generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village.  These companies have substantial capital resources.  Village had a publicly reported consolidated net worth of approximately $715.5 million (AUS$666.7 million) at June 30, 2011.  The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $909.0 million (AUS$847.0 million) at June 30, 2011.  Hoyts is privately held and does not publish financial reports.  Hoyts is currently owned by Pacific Equity Partners.

In Australia, the industry is somewhat vertically integrated in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand for Warner Brothers and New Line Cinema.  Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.  Hoyts is also involved in film production and distribution.

Digital and 3D

After years of uncertainty as to the future of digital and 3D exhibition and the impact of these technologies on cinema exhibition, it now appears that the industry is going digital, and that the major exhibitors are in the process of equipping many of their facilities with 3D capability.  In recent periods, cinemagoers have demonstrated a strong appetite for and a willingness to pay premium prices for 3D movies.  The release schedule for 2012 lists 39 titles for 3D release, compared to 33 titles for the 2011 release schedule.

As of the end of 2011, we had 3D projectors in 35 of the 52 cinema locations that we either wholly own or consolidate and anticipate that this number will increase to approximately 47 by the end of 2012.  We have now come to believe that the transition from film to digital projectors has now become inevitable and intend to convert all or substantially all of our auditoriums to digital over the next 24 months.

In-Home Competition

The “in-home” entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, DVD, and internet distribution channels.  These alternative distribution channels are putting pressure on cinema exhibitors to reduce the time period between theatrical and secondary release dates, and certain distributors are talking about possible simultaneous or near simultaneous releases in multiple channels of distribution.  These are issues common to both our domestic and international cinema operations.

Competitive issues are discussed in greater detail above under the caption, Competition, and under the caption, Item 1A - Risk Factors.

Seasonality

Major films are generally released to coincide with holidays.  With the exception of Christmas and New Year’s Days, this fact provides some balancing of our revenue because there is no material overlap between holidays in the United States and those in Australia and New Zealand.  Distributors will delay, in certain cases, releases in Australia and New Zealand to take advantage of Australian and New Zealand holidays that are not celebrated in the United States.

Employees

We have 64 full time executive and administrative employees and approximately 2,124 cinema employees.  Our cinema employees in Wellington, New Zealand and our projectionists in Hawaii are unionized.  None of our other employees is subject to union contracts.  Our one union contract with respect to our projectionists in Hawaii expires on March 31, 2012.  We are currently involved in negotiations with the union and anticipate signing a new agreement prior to the expiration date.  Our union contracts with respect to our New Zealand employees expire on August 31, 2012.  We are currently in the process of renegotiating these contracts.  None of our Australian based employees is unionized.  Overall, we are of the view that the existence of these contracts does not materially increase our costs of labor or our ability to compete.  We believe our relations with our employees to be generally good.

Our Real Estate Activities

Our real estate activities have historically consisted principally of:

•
the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or  cinema based real estate development projects;

•	the acquisition of fee interests in land for general real estate development;

•	the leasing to shows of our live theaters; and

•	the redevelopment of existing cinema sites to their highest and best use.

While we report our real estate as a separate segment, it has historically operated as an integral portion of our overall business and, again historically, has principally been in support of that business.  In recent periods, however, we have acquired or developed properties which do not have any cinema or other entertainment component.  As opportunities for cinema development become more limited, it is likely that our real estate activities will continue to expand beyond the development of entertainment-oriented properties.  An example of this is our recent acquisition of the Riverside property described above.

Our real estate activities, holdings and developments are described in greater detail in Item 2 – Properties.

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

Business Risk Factors

We are currently engaged principally in the cinema exhibition and real estate businesses.  Since we operate in two business segments (cinema exhibition and real estate), we discuss separately below the risks we believe to be material to our involvement in each of these segments.  We have discussed separately certain risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation.  Please note, that while we report the results of our live theater operations as real estate operations – since we are principally in the business of renting space to producers rather than in licensing or producing plays ourselves – the cinema exhibition and live theater businesses share certain risk factors and are, accordingly, discussed together below.

Cinema Exhibition and Live Theater Business Risk Factors

We operate in a highly competitive environment, with many competitors who are significantly larger and may have significantly better access to funds than do we.

We are a comparatively small cinema operator and face competition from much larger cinema exhibitors.  These larger exhibitors are able to offer distributors more screens in more markets – including markets where they may be the exclusive exhibitor – than can we.  In some cases, faced with such competition, we may not be able to get access to all of the films we want, which may adversely affect our revenue and profitability.

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

Our cinema operations depend upon access to film that is attractive to our patrons and our live theater operations depend upon the continued attractiveness of our theaters to producers.

Our ability to generate revenue and profits is largely dependent on factors outside of our control, specifically, the continued ability of motion picture and live theater producers to produce films and plays that are attractive to audiences, the amount of money spent by film distributors to promote their motion pictures, and the willingness of these producers to license their films on terms that are financial viable to our cinemas and to rent our theaters for the presentation of their plays.  To the extent that popular movies and plays are produced, our cinema and live theater activities are ultimately dependent upon our ability, in the face of competition from other cinema and live theater operators, to book these movies and plays into our facilities.

We rely on film distributors to supply the films shown in our theatres. In the U.S., the film distribution business is highly concentrated, with six major film distributors accounting for approximately 83.0% of U.S. box office revenues. Numerous antitrust cases and consent decrees resulting from these antitrust cases impact the distribution of films. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the [six] major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

It has been generally assumed that cinema exhibition will change over from film projection to digital projection technology.  Such technology offers various cost benefits to both distributors and exhibitors.  After years of uncertainty as to the future of digital and 3D exhibition and the impact of these technologies on cinema exhibition, it now appears that the industry is going digital, and that the major exhibitors are in the process of equipping at least one auditorium in each of their significant locations with 3D capability.  Since 2009, cinemagoers demonstrated a strong appetite for and a willingness to pay premium prices for 3D movies.  The release schedule for 2012 lists 39 titles for 3D release, compared to 33 titles for the 2011 release schedule.  We have now come to believe that the transition from film to digital projectors has now become inevitable and intend to convert all or substantially all of our auditoriums to digital over the next 24 months. There can be no guarantee that we will have sufficient funding to make the conversion or that we will realize a positive return on the investment in the conversion.

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

Events and conditions generally applicable to developers, owners, and operators of real property will affect our performance as well.  These include (i) changes in the national, regional and local economic climate, (ii) local conditions such as an oversupply of, or a reduction in demand for commercial space and/or entertainment oriented properties, (iii) reduced attractiveness of our properties to tenants, (iv) the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own, (v) competition from other properties, (vi) inability to collect rent from tenants, (vii) increased operating costs, including labor, materials, real estate taxes, insurance premiums, and utilities, (viii) costs of complying with changes in government regulations, (ix) the relative illiquidity of real estate investments, and (x) decreases in sources of both construction and long-term lending as traditional sources of such funding leave or reduce their commitments to real estate based lending.  In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in declining rents or increased lease defaults.

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

 Real estate development includes a variety of risks, including the following:

•
The identification and acquisition of suitable development properties.  Competition for suitable development properties is intense.  Our ability to identify and acquire development properties may be limited by our size and resources.  Also, as we and our affiliates are considered to be “foreign owned” for purposes of certain Australian and New Zealand statutes, we have been in the past, and may in the future be, subject to regulations that are not applicable to other persons doing business in those countries.

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

•
The leasing or sell-out of the project.  Ultimately, there are risks involved in the leasing of a rental property or the sale of a condominium or built-for-sale property.  For our entertainment themed retail centers (“ETRCs”), the extent to which our cinemas can continue to serve as an anchor tenant will be influenced by the same factors as will influence generally the results of our cinema operations.  Leasing or sale can be influenced by economic factors that are neither known nor knowable at the commencement of the development process and by local, national, and even international economic conditions, both real and perceived.

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

International Business Risks

Our international operations are subject to a variety of risks, including the following:

•
Risk of currency fluctuations.  While we report our earnings and assets in US dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars.  The value of these currencies can vary significantly compared to the US dollar and compared to each other.  We typically have not hedged against these currency fluctuations, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies.  However, we do have debt at our parent company level that is serviced by our overseas cash flow and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the US dollar.  Our cash in Australia and New Zealand of $16.5 million (AUS$16.1 million) and $3.3 million (NZ$4.2 million), respectively, is denominated in local currencies and subject to the risk of currency exchange rate fluctuations.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

•
Risk of adverse government regulation.  At the present time, we believe that relations between the United States, Australia, and New Zealand are good.  However, no assurances can be given that this relationship will continue and that Australia and New Zealand will not in the future seek to regulate more highly the business done by US companies in their countries.

•
Risk of adverse labor relations.  Our labor relations and costs of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave).

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

In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have from time to time had negative working capital.  This negative working capital is typical in the cinema exhibition industry, since revenue are received in advance of our obligation to pay film licensing fees, rent and other costs.

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

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2011 of only approximately 21,000 shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

The interests of our controlling stockholder may conflict with your interests.

Mr. James J. Cotter beneficially owns 70.4% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  As a result, as of December 31, 2011, Mr. Cotter controlled 70.4% of the voting power of all of our outstanding common stock.  For as long as Mr. Cotter continues to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders.  In addition, Mr. Cotter and his affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 26 – Related Parties and Transactions to our 2011 Consolidated Financial Statements).

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

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could significantly harm us. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

Executive and Administrative Offices

We lease approximately 9,800 square feet of office space in Los Angeles, California to serve as our executive headquarters.  We own an 8,783 square foot office building in Melbourne, Australia, approximately 5,200 square feet of which serves as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party).  We maintain our accounting personnel and certain IT and operational personnel in approximately 5,900 square foot of offices located in our Wellington Courtenay Central shopping center.  We occupy approximately 2,000 square feet at our Village East leasehold property for administrative purposes.  We also own a residential condominium unit in Los Angeles, used for offsite corporate meetings and residential space by our Chairman and Chief Executive Officer.

Entertainment Properties

Entertainment Use Leasehold Interests

As of December 31, 2011, we lease approximately 2.0 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

		Approximate Range of Remaining Lease Terms
	Aggregate Square Footage	(including renewals)
United States	1,005,000	2012 – 2049
Australia	756,000	2017 – 2049
New Zealand	193,000	2024 – 2034

On February 22, 2008, we acquired 15 pre-existing cinemas from a third party, comprising approximately 708,000 square feet of cinema improvements in the United States.  During 2010, we opened a new cinema in Newcastle, NSW Australia, elected not to renew the lease of our 4-screen Kapiti cinema in New Zealand, and, during September 2010, our landlord terminated the lease on our 8-screen AFC Houston cinema.

On February 12, 2010, we entered into a lease for an approximately 33,000 8-screen art cinema to be built as a part of the Mosaic District in the Greater Washington D.C. area.  This lease is not reflected in the above table, as the cinema is not anticipated to open until late 2012.

On August 17, 2011, we acquired a 17-screen leasehold cinema in Southern California.

Entertainment Use Fee Interests

In Australia, as of December 31, 2011, we own approximately 3.3 million square feet of land at nine locations plus one strata title estate consisting of 22,000 square feet.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney, including the 50.6-acre Burwood site.  Of these fee interests, approximately 610,500 square feet are currently improved with cinemas.

In New Zealand, as of December 31, 2011, we own approximately 3.4 million square feet of land at seven locations.  This includes an existing 335,000 square foot, nine-level parking structure in the heart of Wellington, the capital of New Zealand.  All but 47,000 square feet of the Wellington site has been developed as an entertainment themed retail center (“ETRC”) that incorporates the existing parking garage.  38,000 square feet of the remaining land is currently leased and all the remaining 47,000 square feet is slated for development as phase two of our Wellington ETRC.  We own the fee interests underlying three additional cinemas in New Zealand, which properties include approximately 12,000 square feet of ancillary retail space.

In the United States, as of December 31, 2011, we own approximately 128,000 square feet of improved real estate comprised of four live theater buildings, which include approximately 58,000 square feet of leasable space, and the fee interest in our Cinemas 1, 2 & 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest).

Live Theaters (Liberty Theaters)

Included among our real estate holdings are four “Off Broadway” style live theaters, operated through our Liberty Theaters subsidiary.  We lease theater auditoriums to the producers of “Off Broadway” theatrical productions and provide various box office and concession services.  The terms of our leases are, naturally, principally dependent upon the commercial success of our tenants.  STOMP has been playing at our Orpheum Theatre in excess of 12 years.  While we attempt to choose productions that we believe will be successful, we have no control over the production itself.  At the current time, we have three single auditorium theaters in Manhattan:

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

Joint Venture Cinema Interests

We also hold real estate through several unincorporated joint ventures, two 75% owned subsidiaries, and one majority-owned subsidiary, as described below:

•
in Australia, we own a 75% interest in a subsidiary company that leases two cinemas with eleven screens in two Australian country towns, and a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane.

•	in New Zealand, we own a 50% unincorporated joint venture interest in two cinemas with 13 screens in the New Zealand cities of Auckland and Dunedin.

•
in the United States, we own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 17,000 square foot Angelika Film Center & Café in the Soho district of Manhattan.  We also hold the management rights with respect to this asset.  We also own a 75% managing member interest in the limited liability company that owns our Cinemas 1, 2 & 3 property.

Income Producing Real Estate Holdings

As of December 31, 2011, we own fee interests in approximately 1.1 million square feet of income producing properties (including certain properties principally occupied by our cinemas).

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property7	(rental/entertainment)	Leased	(in U.S. Dollars)
	57,000 / 57,000
Auburn	Plus an 871-space
100 Parramatta Road	subterranean parking	100%	$37,141,000
Auburn, NSW, Australia	structure

Belmont
Knutsford Avenue and	15,000 / 52,000	78%	$15,804,000
Fulham Street
Belmont, WA, Australia

7  Rental square footage refers to the amount of area available to be rented to third parties and the percentage leased is the amount of rental square footage currently leased to third parties. A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries. The rental area to such subsidiaries is noted under the entertainment square footage. The gross book value refers to the gross carrying cost of the land and buildings of the property. Book value and rental information are as of December 31, 2011.

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property	(rental/entertainment)	Leased	(in U.S. Dollars)
Cinemas 1, 2 & 38
1003 Third Avenue	0 / 21,000	N/A	$23,458,000
Manhattan, NY, USA
Courtenay Central	38,000 / 71,000
100 Courtenay Place	Plus a 335,000 square	75%	$24,771,000
Wellington, New Zealand	foot parking structure
Indooroopilly,
70 Station Road	24,000/0	100%	$13,527,000
Brisbane, Australia
Invercargill Cinema
29 Dee Street	10,000 / 24,000	72%	$3,061,000
Invercargill, New Zealand
Lake Taupo Motel
138-140 Lake Terrace Road	9,000 / 0	Short-term rentals	$2,079,000
Taupo, New Zealand
Maitland Cinema
Ken Tubman Drive	0 / 22,000	N/A	$2,439,000
Maitland, NSW, Australia
Minetta Lane Theatre
18-22 Minetta Lane	0 / 9,000	N/A	$8,329,000
Manhattan, NY, USA
Napier Cinema
154 Station Street	12,000 / 17,000	100%	$3,251,000
Napier, New Zealand
Newmarket
400 Newmarket Road
Newmarket, Queensland,	93,000 / 0	97%	$44,440,000
Australia
Orpheum Theatre
126 2nd Street	0 / 5,000	N/A	$3,430,000
Manhattan, NY, USA
Royal George	37,000 / 23,000
1633 N. Halsted Street	Plus 21,000 square	91%	$3,421,000
Chicago, IL, USA	feet of parking
Rotorua Cinema
1281 Eruera Street	0 / 19,000	N/A	$2,874,000
Rotorua, New Zealand
Union Square Theatre
100 E. 17th Street	21,000 / 17,000	100%	$9,045,000
Manhattan, NY, USA

8  This property is owned by a limited liability company in which we hold a 75% managing interest. The remaining 25% is owned by Sutton Hill Investments, LLC, a company owned in equal parts by our Chairman and Chief Executive Officer, Mr. James J. Cotter, and Michael Forman, a major shareholder in our Company.

Long-Term Leasehold Real Estate Holdings

In addition, in certain cases we have long-term leases that we view more akin to real estate investments than cinema leases.  As of December 31, 2011, we had approximately 179,000 square foot of space subject to such long-term leases.

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property9	(rental/entertainment)	Leased	(in U.S. Dollars)

Manville	0 /53,000	N/A	$2,274,000

Tower	0 / 16,000	N/A	$902,000

Village East10	4,000 / 38,000	100%	$11,950,000

Waurn Ponds	6,000 / 52,000	100%	$3,606,000

9 Rental square footage refers to the amount of area available to be rented to third parties, and the percentage leased is the amount of rental square footage currently leased to third parties. A number of our long-term leasehold real estate properties include entertainment components rented to one or more of our subsidiaries. The rental area to such subsidiaries is noted under the entertainment square footage. Book value includes the entire investment in the leased property, including any cinema fit-out. Rental and book value information is as of December 31, 2011.

10 The lease of the Village East provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term in 2020. Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC's interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019. See Note 26 - Related Parties and Transactions to our 2011 Consolidated Financial Statements.

Real Estate Development Properties

We are engaged in several real estate development projects:

Property10	Square Feet of Acreage	Gross Book Value (in U.S. Dollars)	Status
Auburn Sydney, Australia	2.6 acres	$2,078,000	No longer held for sale. We have elected to continue to hold the property for development for the foreseeable future.
Burwood Victoria, Australia	50.6 acres	$53,419,000	No longer held for sale. We continue to evaluate our options with regards to this property.
Courtenay Central Wellington, New Zealand	1.1 acres	$6,268,000	Have regulatory approval for expansion and we are actively pursuing the development of the next phase.
Moonee Ponds Victoria, Australia	3.3 acres	$14,201,000
In planning stages of determining best use depending on factors including development of adjacent properties.  Zoned for high-density as a “Principal Activity Area.”  Recently, this property has enjoyed a rezoning by the city increasing our permitted development potential from up to 10 levels to a range of 10 to 16 levels.

Taringa Queensland, Australia	0.54 acres	$1,848,000	At December 31, 2011, this property is held for sale.
Newmarket Queensland, Australia	0.6 acres	$2,815,000	Analyzing if plans for a cinema should be replaced with plans for additional retail space.
Lake Taupo Taupo, New Zealand	0.5 acre	$2,079,000	No longer classified as held for sale but we are actively pursuing various methods to dispose of this property.
Manakau, Auckland, New Zealand	64.0 acres zoned agricultural and 6.4 acres zoned industrial	$14,165,000
The bulk of the land is zoned for agriculture and is currently used for horticulture commercial purposes.  A development plan has been filed to rezone the property for warehouse, distribution and manufacturing uses.  While we currently anticipate that this rezoning will be approved, we do not anticipate that this process will conclude prior to mid 2013.  In 2010, we acquired an adjacent property which is zoned industrial, but is currently unimproved.  This property links our existing parcel with the existing road network.

10 A number of our real estate holdings include additional land held for development. In addition, we have acquired certain parcels for future development. The gross book value includes, as applicable, the land, building, development costs, and capitalized interest.

Some of our income producing real estate and our development properties carry various debt encumbrances based on their income streams and geographic locations.  For an explanation of our debt and the associated security collateral please see Note 12 – Notes Payable to our 2011 Consolidated Financial Statements.

Other Property Interests and Investments

We currently own fee interests in the following properties located in Australia and New Zealand which are not related to our cinema activities: Indooroopilly, Taringa, Lake Taupo, and Manukau.

Non-operating Properties

We own the fee interest in 9 parcels comprising 189 acres in Pennsylvania and Delaware.  These acres consist primarily of vacant land.  We believe the value of these properties to be immaterial to our asset base, and while they are available for sale, we are not actively involved in the marketing of such properties.  With the exception of certain properties located in Philadelphia (including the raised railroad bed leading to the old Reading Railroad Station), the properties are principally located in rural areas of Pennsylvania and Delaware.  Additionally, we own a condominium in the Los Angeles, California area that is used for offsite corporate meetings and by our Chief Executive Officer when he is in town.  Except for a negative pledge on the aforementioned Los Angeles condominium, these properties are unencumbered with any debt and are lien free.

Item 3 – Legal Proceedings
Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) has examined the tax return of Reading Entertainment Inc. (“RDGE”) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997.  These companies are both now wholly owned subsidiaries of the Company, but for the time periods under audit, were not consolidated with the Company for tax purposes.

CRG and the IRS agreed to compromise the claims made by the IRS against CRG and the Tax Court’s order was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its claimed adjustment to income.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group was to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000 and increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of January 6, 2011.  On October 26, 2011, CRG reached an agreement with the IRS for an installment plan to pay off this federal tax liability, including additional interest accruals at the prescribed IRS floating rate.  The agreement requires monthly payments of $290,000 over a period of approximately five years.  As of December 31, 2011, after the payments made during 2011, the remaining federal tax obligation was $4.3 million in tax plus $9.2 million in interest.  Of the $13.5 million owed under the installment agreement as of December 31, 2011, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.

The impact of the settlement upon the state taxes of the Reading consolidated group, if the adjustment to income agreed with the IRS were reflected on state returns, would be an obligation of approximately $1.4 million in tax plus interest and potential penalty.  CRG’s 1997 tax year remains open with respect to CRG’s potential tax liability to the State of California.  As of December 31, 2011, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed when a deficiency is asserted.

In 2011, the Company claimed federal and state tax deductions for interest owed to the IRS and to state tax agencies, plus an additional federal deduction for taxes owed to state tax agencies.

The decision to settle was based on various business considerations, the most prominent of which was the potential size of an adverse judgment (some $63.0 million net federal tax liability, including interest, if the case had remained unsettled as of December 31 2011), plus state liabilities and the direct costs of trial.

Prior to the settlement, we had accrued $6.6 million in accordance with the cumulative probability approach prescribed in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740-10-25 – Income Taxes.  As a result of the settlement, we recorded an additional federal and state tax expense of $12.1 million for the year ended December 31, 2010 to increase our reserve for uncertain tax positions.

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

In connection with the development of our 50.6 acre Burwood site, it will be necessary to address certain environmental issues.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2011, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $12.5 million (AUS$12.2 million) and as of that date we had incurred a total of $8.5 million (AUS$8.3 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as it is anticipated that much of the work will be done in connection with the excavation and other development activity already contemplated for the property.

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

The following table sets forth the high and low closing prices of the RDI and RDIB common stock for each of the quarters in 2011 and 2010 as reported by NASDAQ:

		Class A Stock		Class B Stock
		High	Low	High	Low

2011	Fourth Quarter	$4.30	$3.95	$7.01	$4.26
	Third Quarter	$4.49	$3.88	$7.00	$6.00
	Second Quarter	$5.02	$4.53	$7.00	$5.25
	First Quarter	$5.16	$4.86	$9.00	$6.04

2010	Fourth Quarter	$5.30	$4.51	$9.25	$7.53
	Third Quarter	$4.73	$3.87	$8.80	$6.52
	Second Quarter	$4.45	$3.71	$9.90	$5.87
	First Quarter	$4.54	$3.85	$9.90	$5.25

The following table summarizes the securities authorized for issuance under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	807,450	6.63	442,550
Equity compensation plans not approved by security holders	--	N/A	--
Total	807,450	6.63	442,550

Performance Graph

The following line graph compares the cumulative total stockholder return on Reading International, Inc.’s common stock for the years ended December 31, 2007, 2008, 2009, 2010, and 2011 against the cumulative total return as calculated by the NASDAQ composite, the motion picture theater operator group, and the real estate operator group.

Holders of Record

The number of holders of record of our Class A Stock and Class B Stock in 2011 was approximately 3,500 and 300, respectively.  On March 14, 2012, the closing price per share of our Class A Stock was $4.49 and the closing price per share of our Class B Stock was $4.26.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2011, we purchased 172,300 of Class A Nonvoting shares on the open market for $747,000.  Additionally, during the first quarter of 2010, we purchased 62,375 shares for a total cost of $251,000.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company.  This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

As of or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Revenue	$245,805	$230,119	$217,014	$197,054	$119,235
Operating income (loss)	$18,410	$13,166	$13,922	$(2,288)	$5,149
Income from discontinued operations	1,656	$--	$--	$--	$1,912
Net income (loss)	$10,896	$(12,034)	$6,482	$(16,189)	$(1,100)
Net income (loss) attributable to Reading International, Inc. shareholders	$9,956	$(12,650)	$6,094	$(16,809)	$(2,103)
Basic earnings (loss) per share – continuing operations	$0.37	$(0.56)	$0.27	$(0.75)	$(0.18)
Basic earnings per share – discontinued operations	$0.07	$--	$--	$--	$0.09
Basic earnings (loss) per share	$0.44	$(0.56)	$0.27	$(0.75)	$(0.09)
Diluted earnings (loss) per share – continuing operations	$0.36	$(0.56)	$0.27	$(0.75)	$(0.18)
Diluted earnings per share – discontinued operations	$0.07	$--	$--	$--	$0.09
Diluted earnings (loss) per share	$0.43	$(0.56)	$0.27	$(0.75)	$(0.09)

Other Information:

Shares outstanding	22,806,838	22,804,313	22,588,403	22,482,605	22,482,605
Weighted average shares and dilutive share equivalents	22,764,666	22,781,392	22,580,942	22,477,471	22,478,145
Weighted average shares and dilutive share equivalents	22,993,135	22,781,392	22,767,735	22,477,471	22,478,145

Total assets	$430,764	$430,349	$406,417	$371,870	$346,071
Total debt	$209,614	$228,821	$226,993	$239,162	$177,195
Working capital (deficit)	$(25,491)	$(57,634)	$(16,229)	$12,516	$6,345
Stockholders’ equity	$124,987	$112,639	$110,263	$69,447	$124,197

EBIT	$18,664	$13,900	$22,618	$1,030	$8,098
Depreciation and amortization	$16,960	$15,914	$15,168	$18,558	$11,921
EBITDA	$35,624	$29,814	$37,786	$19,588	$20,019
Debt to EBITDA	5.88	7.67	6.01	12.21	8.85

Capital expenditure (including acquisitions)	$9,376	$19,371	$5,686	$75,167	$42,414
Number of employees at 12/31	2,263	2,109	2,207	1,986	1,383

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

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2011	2010	2009	2008	2007
Net income (loss) attributable to Reading
International, Inc. shareholders	$9,956	$(12,650)	$6,094	$(16,809)	$(2,103)
Add: Interest expense, net	21,038	12,286	14,572	15,740	8,163
Add: Income tax (benefit) expense	(12,330)	14,264	1,952	2,099	2,038
EBIT	$18,664	$13,900	$22,618	$1,030	$8,098
Add: Depreciation and amortization	16,960	15,914	15,168	18,558	11,921
EBITDA	$35,624	$29,814	$37,786	$19,588	$20,019

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in this 2011 Annual Report.  Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema Exhibition, through our 57 multiplex theaters, and

•	Real Estate, including real estate development and the rental of retail, commercial and live theater assets.

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

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  From time to time, we invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

Business Climate

Cinema Exhibition - General

After years of uncertainty as to the future of digital and 3D exhibition and the impact of these technologies on cinema exhibition, it now appears that the industry is going digital, and that the major exhibitors are in the process of equipping many of their facilities with 3D capability.  In recent periods, cinemagoers have demonstrated a strong appetite for and a willingness to pay premium prices for 3D movies.  The release schedule for 2012 lists 39 titles for 3D release compared to 33 titles for the 2011 release schedule.

As of the end of 2011, we had 3D projectors in 35 of the 52 cinema locations that we either wholly own or consolidate and anticipate that this number will increase to approximately 47 by the end of 2012.  We believe that the transition from film to digital projectors has now become inevitable and intend to convert all or substantially all of our auditoriums to digital over the next 24 months.

In the case of “in-home” entertainment alternatives, the industry has experienced significant leaps in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, DVD, and internet distribution channels.  These alternative distribution channels are putting pressure on cinema exhibitors to reduce the time period between theatrical and secondary release dates, and certain distributors are talking about possible simultaneous or near simultaneous releases in multiple channels of distribution.  These are issues common to both our domestic and international cinema operations.

Cinema Exhibition – Australia / New Zealand

The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Event, and Hoyts (the “Major Exhibitors”) control approximately 66% of the cinema box office in Australia while Event and Hoyts control approximately 70% of New Zealand’s cinema box office.  The industry is also vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line.  Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow.  Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas.  In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under-shared facility arrangements, and have historically not engaged in head-to-head competition.

Cinema Exhibition – North America

In North America, distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents like us, which tends to compress the supply of screens in a very limited number of markets.  This competitive disadvantage has increased significantly in recent periods with the development of mega circuits like Regal and AMC who are able to offer distributors access to screens on a truly nationwide basis, or, on the other hand, to deny access if their desires with respect to film supply are not satisfied.

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

Real Estate – Australia and New Zealand

Although there has been a noted decrease in real estate market activity, commercial and retail property values have remained somewhat stable in Australia and mildly affected the market in New Zealand.  Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  During early 2009 interest rates materially decreased to 40-year lows in Australia and New Zealand.  During 2010 and 2011, interest rates in these areas have slowing and sporadically begun to rise.  Up until recently, New Zealand has had consistent growth in rentals and values although project commencements have slowed.  New Zealand values softened during 2009 but have somewhat stabilized during 2010 and 2011.

Although the Australian property market softened in the first half of 2009, there are signs of improvement in the latter half of the year and during 2010 and 2011.  An improved sentiment in retail and residential sectors has provided an improved outlook.  These factors and an improving economy are putting upward pressure on interest rates.

The large institutional funds are still seeking out prime assets with premium prices being paid for good retail and commercial investments and development opportunities.  Residential projects are in high demand.

Real Estate – North America

The commercial real estate market has followed the larger economy into a downturn that is likely to last through 2012.  We believe that as our real estate is well located in generally large urban environments, it will be the first to see signs of recovery when the U.S. economy starts to recover.

Business Segments

As indicated above, our two primary business segments are cinema exhibition and real estate.  These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas.  For a breakdown of our current cinema assets that we own and/or manage please see Item 1 – Our Business of this 2011 Annual Report under the subheading “Our Cinema Exhibition Activities.”

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

In 2010, we entered in to a lease for an approximately 33,000 square foot 8-screen art cinema being built as a part of the Mosaic District in the greater Washington D.C. metropolitan area which is scheduled to open in late 2012 and we opened a new 8-screen cinema in Charlestown, NSW, Australia that opened strongly.  During May 2010, we elected not to renew the lease of our 4-screen Kapiti cinema in New Zealand, and, during September 2010, our landlord terminated the lease on our 8-screen AFC Houston cinema.  We also extended our lease (with option to buy) of our Village East Cinema in Manhattan.

In August 2011, we purchased a 17-screen multiplex in Murrieta, California (the “CalOaks Cinema”) for $4.2 million made up of $3.9 million of cash and a $250,000 holdback note for certain offset charges to the purchase price.

Our cinema revenue consists of admissions, concessions, and advertising.  The cinema operating expense consists of the costs directly attributable to the operation of the cinemas including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first-run films and the numbers of weeks the first–run films stay in the market.

Real Estate

For fiscal 2011, our income producing real estate holdings consisted of the following properties:

•	our Belmont, Western Australia ETRC, our Auburn, New South Wales ETRC and our Wellington, New Zealand ETRC;

•	our Newmarket shopping center in Newmarket, Queensland, a suburb of Brisbane;

•
three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George, their accompanying ancillary retail and commercial tenants;

•	a New Zealand commercial property and Australian commercial properties rented to unrelated third parties, to be held for current income and long-term appreciation; and

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema properties.

In addition, we had various parcels of unimproved real estate held for development in Australia and New Zealand, discussed in greater detail below, and certain unimproved land in the United States that was used in our historic activities.  We also owned an 8,783 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 41% of which is leased to an unrelated third party.

Acquisitions

On January 10, 2012, a limited liability company owned by our Company acquired a 202 acre property, zoned for the development of up to 843 single family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  See Note 28 – Subsequent Events to our 2011 Consolidated Financial Statements.

In August 2011, we purchased a 17-screen multiplex in Murrieta, California (the “CalOaks Cinema”), our largest screened cinema to date, for $4.2 million made up of $3.9 million of cash and a $250,000 holdback note for certain offset charges to the purchase price.

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

Disposals

On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

Properties Held for Sale

For fiscal 2011, our investments in property held for sale consisted of three properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres.  As of December 31, 2011, we were under contract to sell these properties for $1.8 million (AUS$1.8 million).  These properties were sold on February 21, 2012 for the agreed upon amount.  See Note 28 – Subsequent Events to our 2011 Consolidated Financial Statements.

Property Held For or Under Development

We are engaged in several real estate development projects.  For a complete list of these properties with their size, status, and gross book values please see Item 2 – Properties under the heading of “Real Estate Development Properties.”

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

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business.  If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.  Goodwill and intangible assets are evaluated on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit.  Accordingly, actual results could vary materially from such estimates.  Based on calculations of current value, we recorded impairment losses of $369,000, $2.2 million and $3.2 million relating to certain of our property and cinema locations for the years ended December 31, 2011, 2010, and 2009, respectively.  The impairments reflect our estimates of fair value which were based on appraisals or a discounted income approach with market based assumptions.

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  As of December 31, 2011, we had recorded approximately $53.1 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards.  These deferred tax assets were offset by a valuation allowance of $38.7 million resulting in a net deferred tax asset of $14.4 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.  There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.

 Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain of title of properties that may suffer from pollution.  Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws.  Also, we are in the real estate development business and may encounter from time to time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects.  We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time to time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust.  These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers.  However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust, and/or other chemicals or elements now recognized as potentially causing cancer in humans.  Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.

Results of Operations

We currently operate two operating segments: Cinema Exhibition and Real Estate.  Our cinema exhibition segment includes the operations of our consolidated cinemas.  Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate, and ETRC’s.

During 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property by eliminating the intersegment revenue and expense relating to the intercompany rent, and transferring the third party lease costs from the real estate segment to the cinema exhibition segment.  This change in management’s structure of the reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for 2011, 2010, and 2009, respectively.  The retroactive presentation in 2009 segment results decreased intersegment revenue and expense for the intercompany rent by $4.4 million and transferred the third party lease costs from the real estate segment to the cinema exhibition segment.  The overall results of these changes decreased real estate segment revenue and expense by $4.4 million for the year ended December 31, 2009.  This change resulted in a reduction of real estate operating expense and an increase of cinema operating expense of $4.4 million on our Consolidated Statements of Operations for the year ended December 31, 2009.

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands).

	Cinema	Real	Intersegment
Year Ended December 31, 2011	Exhibition	Estate	Eliminations	Total
Revenue	$225,849	$27,388	$(7,432)	$245,805
Operating Expense	189,647	10,419	(7,432)	192,634
Depreciation & amortization	11,842	4,809	--	16,651
Impairment expense	--	369	--	369
General & administrative expense	2,740	646	--	3,386
Segment operating income	$21,620	$11,145	$--	$32,765

	Cinema	Real	Intersegment
Year Ended December 31, 2010	Exhibition	Estate	Eliminations	Total
Revenue	$211,073	$25,512	$(6,466)	$230,119
Operating expense	178,261	9,221	(6,466)	181,016
Depreciation & amortization	10,559	4,640	--	15,199
Impairment expense	--	2,239	--	2,239
General & administrative expense	2,880	1,220	--	4,100
Segment operating income	$19,373	$8,192	$--	$27,565

	Cinema	Real	Intersegment
Year Ended December 31, 2009	Exhibition	Estate	Eliminations	Total
Revenue	$201,388	$20,867	$(5,241)	$217,014
Operating expense	165,708	7,591	(5,241)	168,058
Depreciation & amortization	10,816	3,686	--	14,502
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	--	3,217	--	3,217
Contractual commitment loss	--	1,092	--	1,092
General & administrative expense	2,645	1,063	--	3,708
Segment operating income	$22,219	$3,669	$--	$25,888

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011	2010	2009
Total segment operating income	$32,765	$27,565	$25,888
Non-segment:
Depreciation & amortization expense	309	715	666
General & administrative expense	14,046	13,684	13,851
Other operating income	--	--	(2,551)
Operating income	18,410	13,166	13,922
Interest expense, net	(21,038)	(12,286)	(14,572)
Other income (expense)	1,157	(347)	(2,013)
Gain (loss) on sale of assets	(67)	352	(2)
Income tax benefit (expense)	12,330	(14,264)	(1,952)
Equity earnings (loss) of unconsolidated joint ventures and entities	(1,552)	1,345	117
Income from discontinued operations	1,656	--	--
Gain on extinguishment of debt	--	--	10,714
Gain on sale of unconsolidated joint venture	--	--	268
Net income (loss)	$10,896	$(12,034)	$6,482
Net income attributable to noncontrolling interests	(940)	(616)	(388)
Net income (loss) attributable to Reading International, Inc. common shareholders	$9,956	$(12,650)	$6,094

Cinema Exhibition Segment

The following tables and discussion that follows detail our operating results for our 2011, 2010, and 2009 cinema exhibition segment (dollars in thousands):

Year Ended December 31, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$73,062	$72,887	$12,622	$158,571
Concessions revenue	28,225	23,306	3,446	54,977
Advertising and other revenues	5,482	6,019	800	12,301
Total revenues	106,769	102,212	16,868	225,849

Cinema costs	89,602	75,771	13,998	179,371
Concession costs	4,461	4,963	852	10,276
Total operating expense	94,063	80,734	14,850	189,647

Depreciation and amortization	6,525	4,218	1,099	11,842
General & administrative expense	1,973	691	76	2,740
Segment operating income	$4,208	$16,569	$843	$21,620

Year Ended December 31, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$73,266	$61,640	$15,601	$150,507
Concessions revenue	27,391	18,658	3,861	49,910
Advertising and other revenues	5,096	4,559	1,001	10,656
Total revenues	105,753	84,857	20,463	211,073

Cinema costs	89,531	63,976	15,578	169,085
Concession costs	4,260	4,009	907	9,176
Total operating expense	93,791	67,985	16,485	178,261

Depreciation and amortization	6,556	2,969	1,034	10,559
General & administrative expense	2,040	840	--	2,880
Segment operating income	$3,366	$13,063	$2,944	$19,373

Year Ended December 31, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$75,105	$53,533	$13,985	$142,623
Concessions revenue	29,021	17,862	3,905	50,788
Advertising and other revenues	4,820	2,383	774	7,977
Total revenues	108,946	73,778	18,664	201,388

Cinema costs	88,839	54,073	13,636	156,548
Concession costs	4,602	3,662	896	9,160
Total operating expense	93,441	57,735	14,532	165,708

Depreciation and amortization	7,043	2,658	1,115	10,816
General & administrative expense	1,943	702	--	2,645
Segment operating income	$6,519	$12,683	$3,017	$22,219

Cinema Results for 2011 Compared to 2010

•	Cinema revenue increased in 2011 by $14.8 million or 7.0% compared to 2010. The geographic activity of our revenue can be summarized as follows:

o
United States - Revenue in the United States increased by $1.0 million or 1.0%.  This increase in revenue was predominately attributable to an increase in concessions and other cinema revenue in part from our newly acquired cinema in Murrieta, California; offset by, a decrease in our admissions revenue which was primarily affected by a 1.3% decrease in the average ticket price coupled with a relatively flat number of box office admissions.

o
Australia - Revenue in Australia increased by $17.4 million or 20.5%.  This increase in revenue was predominately attributable to the opening of a new cinema in October 2010, a year over year increase in the average ticket price of 3.1%, a small increase in admissions of 83,000, and an increase in the value of the Australian dollar compared to the U.S. dollar.  This change in currency value translated to higher Australian revenue for 2011 compared to 2010 (see below).

o
New Zealand - Revenue in New Zealand decreased by $3.6 million or 17.6%.  This decrease in revenue was predominately attributable to a year over year decrease in the average ticket price of 2.2% and a 463,000 decrease in admissions due to poor film product being delivered to the country as a whole.  The decrease in admissions was in large part affected by poorer film product offered throughout the country as a result of the rugby world cup being held in New Zealand during 2011.  This decrease in revenue was somewhat offset by an increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•	Operating expense increased in 2011 by $11.4 million or 6.4% compared to 2010. Year over year operating expense decreased in relation to revenue from 84.5% to 84.0%.

o	United States - Operating expense in the United States increased by $272,000 or 0.3% primarily due to higher utility costs associated with our Hawaiian cinemas.

o
Australia - Operating expense in Australia increased by $12.7 million or 18.8%.  This increase was in line with the above-mentioned increase in cinema revenue which directly affects film rental costs and with the year over year increase in the value of the Australian dollar compared to the U.S. dollar (see below).

o
New Zealand - Operating expense in New Zealand decreased by $1.6 million or 9.9%.  This decrease was in line with the above-mentioned decrease in cinema revenue which directly affects film rental costs offset by the above-mentioned year over year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•
Depreciation expense increased in 2011 by $1.3 or 12.2% compared to 2010.  This increase was primarily related to the opening of a new cinema in Australia and our continuing purchases of digital equipment.

•
General and administrative expense decreased in 2011 by $140,000 or 4.9% compared to 2010.  This decrease was primarily related to preopening costs in 2010 for a newly opened Australian cinema which did not recur in 2011.

•	Australian and New Zealand monthly average exchange rates for 2011 increased by 12.2% and 9.7%, respectively, from those in 2010, which had an overall positive impact on the income statement.

•	As a result, cinema exhibition segment operating income increased in 2011 by $2.2 million compared to 2010 primarily from the aforementioned increase in revenue from our Australian cinema operations.

Cinema Results for 2010 Compared to 2009

•	Cinema revenue increased in 2010 by $9.7 million or 4.8% compared to 2009. The geographic activity of our revenue can be summarized as follows:

o
United States - Revenue in the United States decreased by $3.2 million or 2.9%.  This decrease in revenue was predominately attributable to a decrease in box office admissions of 564,000 which included a decrease in admissions from one of the acquired cinemas of the Consolidated Entertainment cinemas acquisition resulting in a purchase price adjustment of $12.5 million (see Note 8 – Acquisitions and Assets Held for Sale to our 2011 Consolidated Financial Statements).  The U.S. revenue was also affected by a decrease in concessions revenue of $1.6 million offset by a 4.1% increase in average ticket price.

o
Australia - Revenue in Australia increased by $11.1 million or 15.0%.  This increase in revenue was predominately attributable to a year over year increase in the average ticket price of 7.1% coupled with a 16.2% increase in the value of the Australian dollar compared to the U.S. dollar.  This change in currency value translated to higher Australian revenue for 2010 compared to 2009 (see below).  These increases in revenue were offset by a decrease in box office admissions of 414,000 compared to 2009.

o
New Zealand - Revenue in New Zealand increased by $1.8 million or 9.6%.  This increase in revenue was predominately attributable to a year over year increase in the average ticket price of 5.4% coupled with a 13.6% increase in the value of the New Zealand dollar compared to the U.S. dollar.  This change in currency value translated to higher New Zealand revenue for 2010 compared to 2009 (see below).  These increases in revenue were offset by a decrease in box office admissions of 121,000 compared to 2009.

•	Operating expense increased in 2010 by $12.6 million or 7.6% compared to 2009. Year over year operating expense increased in relation to revenue from 82.3% to 84.5%.

o
United States - Operating expense in the United States increased by $350,000 or 0.4% primarily due to the newly leased 3D equipment and the associated increased labor-intensive nature of showing 3D films.

o
Australia - Operating expense in Australia increased by $10.3 million or 17.8%.  This increase was in line with the above-mentioned increase in cinema revenue associated with the year over year increase in the value of the Australian dollars compared to the U.S. dollar (see below).

o
New Zealand - Operating expense in New Zealand increased by $2.0 million or 13.4%.  This increase was in line with the above-mentioned increase in cinema revenue associated with the year over year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•
Depreciation expense decreased in 2010 by $257,000 or 2.4% compared to 2009.  This decrease was primarily related to the short useful lives of the used assets associated with our Consolidated Entertainment cinemas purchased February 2008.

•
General and administrative expense increased in 2010 by $235,000 or 8.9% compared to 2009.  This increase was primarily related to higher occupancy costs and a one-time union pension settlement in the U.S. and the aforementioned increase in the Australian dollar in 2010 compared to 2009 (see below).

•	Australian and New Zealand monthly average exchange rates for 2010 increased by 16.2% and 13.6%, respectively, from those in 2009, which had an overall positive impact on the income statement.

•
As a result, cinema exhibition segment operating income decreased in 2010 by $2.8 million compared to 2009 primarily from the aforementioned decrease in revenue from our U.S. cinema operations driven in large part by the $1.6 million decrease in revenue from one of our acquired Consolidated Entertainment cinemas.

Real Estate Segment

As discussed above, our other business segment is the development and management of real estate.  These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development.  The tables and discussion that follow detail our operating results for our 2011, 2010, and 2009 real estate segment (dollars in thousands):

Year Ended December 31, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,507	$--	$--	$3,507
Property rental income	1,714	14,676	7,491	23,881
Total revenue	5,221	14,676	7,491	27,388

Live theater costs	1,946	--	--	1,946
Property rental cost	528	5,857	2,088	8,473
Total operating expense	2,474	5,857	2,088	10,419

Depreciation and amortization	326	3,213	1,270	4,809
Impairment expense	--	369	--	369
General & administrative expense	32	554	60	646
Segment operating income	$2,389	$4,683	$4,073	$11,145

Year Ended December 31, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,082	$--	$--	$3,082
Property rental income	1,732	13,922	6,776	22,430
Total revenue	4,814	13,922	6,776	25,512

Live theater costs	2,044	--	--	2,044
Property rental cost	455	4,961	1,761	7,177
Total operating expense	2,499	4,961	1,761	9,221

Depreciation and amortization	321	2,818	1,501	4,640
Impairment expense	--	2,239	--	2,239
General & administrative expense	13	1,134	73	1,220
Segment operating income	$1,981	$2,770	$3,441	$8,192

Year Ended December 31, 2009	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,665	$--	$--	$2,665
Property rental income	1,545	10,853	5,804	18,202
Total revenue	4,210	10,853	5,804	20,867

Live theater costs	1,551	--	--	1,551
Property rental cost	493	3,997	1,550	6,040
Total operating expense	2,044	3,997	1,550	7,591

Depreciation and amortization	334	1,954	1,398	3,686
Impairment expense	--	--	3,217	3,217
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Contractual commitment loss	--	--	1,092	1,092
General & administrative expense	18	914	131	1,063
Segment operating income (loss)	$1,814	$3,439	$(1,584)	$3,669

Real Estate Results for 2011 Compared to 2010

•
Real estate revenue increased by $1.9 million or 7.4% compared to 2010.  The increase in revenue was primarily related to an increase in live theater revenue in the U.S., increased rental income from our Australian and New Zealand ETRCs coupled with fluctuations in currency exchange rates (see below).

•
Operating expense for the real estate segment increased by $1.2 million or 13.0% compared to 2010.  This increase in expense was primarily related to our efforts to sell various development properties in Australia and New Zealand and with the aforementioned fluctuations in currency exchange rates (see below).

•
Depreciation expense for the real estate segment increased by $168,000 or 3.6% compared to 2010 primarily due to the impact of currency fluctuations for our Australian and New Zealand operations (see below) offset by a $208,000 correction of a recorded prior year depreciation expense to the New Zealand results.

•
We recorded a real estate impairment loss of $369,000 in 2011 compared to $2.2 million in 2010 related to our Taringa real estate property.  We subsequently sold this property on February 21, 2012 for $1.8 million (AUS$1.8 million)

•	General and administrative costs decreased by $574,000 or 47.0% compared to 2010 primarily due 2010 litigation costs for the Mackie case in Australia not repeated in 2011.

•	Australian and New Zealand monthly average exchange rates for 2011 increased by 12.2% and 9.7%, respectively, from those in 2010, which had an overall positive impact on the income statement.

•	As a result of the above, real estate segment income increased by $3.0 million or 36.1% compared to 2010.

Real Estate Results for 2010 Compared to 2009

•
Real estate revenue increased by $4.6 million or 22.3% compared to 2009.  The increase in revenue was primarily related to increased rental income from our Australian properties, primarily related to a full year of rent from our Indooroopilly building, and an increase in live theater revenue in the U.S. coupled with fluctuations in currency exchange rates (see below).

•
Operating expense for the real estate segment increased by $1.6 million or 21.5% compared to 2009.  This increase in expense was primarily related to increased live theater costs of $493,000, which corresponds with the aforementioned increase in live theater revenue, and with the aforementioned fluctuations in currency exchange rates (see below).

•	Depreciation expense for the real estate segment increased by $954,000 or 25.9% compared to 2009 primarily due to the impact of currency fluctuations (see below).

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

•
General and administrative costs increased by $157,000 or 14.8% compared to 2009 primarily due to the impact of currency fluctuations (see below) offset by our continuing cost cutting measures associated with our U.S. and New Zealand operations.

•	Australian and New Zealand monthly average exchange rates for 2010 increased by 16.2% and 13.6%, respectively, from those in 2009, which had an overall positive impact on the income statement.

•	As a result of the above, real estate segment income increased by $4.5 million or 123.3% compared to 2009.

Non-Segment Activity

Non-segment expense/income includes expense and/or income that is not directly attributable to our two operating segments.

2011 Compared to 2010

During 2011, the increase of $362,000 in corporate General and Administrative expense was primarily made up of:

•
$1.2 million increase in corporate payroll expense primarily related to one-time severance and temporarily duplicated labor costs associated with our transfer of our accounting functions from the U.S. and Australia to New Zealand;

•
$362,000 increase in consulting and administrative activities primarily related to the transfer of our accounting functions to New Zealand and to costs associated with the recent move of our Los Angeles corporate office; offset by,

•	$1.3 million decrease in legal and professional fees in 2011 associated principally with our tax litigation case which was settled in 2010.

Also during 2011:

•
net interest expense increased by $8.8 million compared to 2010.  The increase in interest expense during 2011 was primarily driven by a $5.0 million increase associated with the mark-to-market of our interest rate swaps and cap, an increase to interest expense of $1.1 million associated with increased line of credit fees for our new Australian credit facility, and a decrease in our 2010 interest primarily related to a reduction of interest on our Nationwide notes associated with a purchase price adjustment of the Consolidated Cinemas acquisition.

•
the $1.2 million in other income during 2011 was primarily related to insurance proceeds from a partial payment of our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand due to the February 22, 2011 earthquake (see Note 27 – Casualty Loss to our 2011 Consolidated Financial Statements).  The $347,000 other loss in 2010 included offsetting settlements related to our Whitehorse Center litigation and the 2008 sale of our interest in the Botany Downs cinema; a $605,000 loss associated with our Mackie litigation; and a recovery of previously written-off receivables.

•	gain (loss) on sale of assets decreased by $419,000 primarily related to a deferred gain on sale of a property in 2010 not recurring in 2011.

•	equity earnings from unconsolidated investments decreased by $2.9 million primarily related to a $2.9 million impairment in our interest in Rialto Entertainment.

•
the net income tax benefit of $12.3 million during 2011 was primarily relating to a one-time tax provision adjustment of $14.4 million caused by a reduction in the valuation allowance related to our Australian operations compared to an income tax expense of $14.3 million during 2010 primarily relating to additional tax accrual associated with our tax litigation settlement.  For more information regarding these tax provision and accrual adjustments, see Note 14 – Income Tax to our 2011 Consolidated Financial Statements.

•	gain on the sale for our Elsternwick Cinema of $1.7 million that is included in our income from discontinued operations.

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

•
the $347,000 other loss included offsetting settlements related to our Whitehorse Center litigation and the 2008 sale of our interest in the Botany Downs cinema; a $605,000 loss associated with our Mackie litigation; and a recovery of previously written-off receivables.  The $2.0 million other loss in 2009 included a $1.0 million other-than-temporary loss on marketable securities; a $2.3 million loss on foreign currency transactions; $848,000 in litigation loss accruals; offset by a $1.5 million gain from fees associated with a terminated option and $481,000 in gains from legal settlements.

•	the $352,000 gain on sale of assets primarily related to a deferred gain on sale of a property.

•	income tax expense increased by $12.3 million primarily relating to our July 2010 settlement with the IRS on our Tax Audit/Litigation case.

•	equity earnings from unconsolidated investments increased by $1.2 million in primarily related to distributions from Rialto Distributions of $286,000 after recording losses of $1.1 million in 2009.

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

Net Income Attributable to Reading International, Inc. Common Shareholders

For the years ending 2011, 2010, and 2009, our consolidated business units produced a net income of $10.0 million (primarily driven by a decrease in our tax provision of $14.4 million caused by a reduction in the valuation allowance related to our Australian operations), a net loss of $12.7 million (primarily driven by an increase in our accrual for our IRS Tax Audit/Litigation case of $12.0 million), and a net income of $6.1 million, respectively, attributable to Reading International, Inc. common shareholders.  For many of the years prior to 2011, we consistently experienced net losses.  However, as explained in the Cinema and Real Estate segment sections above, we have generally noted improvements in our segment operating income such that we have a positive segment operating income for each of the years of 2011, 2010, and 2009, that in years past has been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

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

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate company and intend to add to stockholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land and brick and mortar assets.  We endeavor to maintain a reasonable asset allocation between our domestic and overseas assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate development operation, our business strategy is unique among public companies.

Liquidity and Capital Resources

Our ability to generate sufficient cash flows from operating activities in order to meet our obligations and commitments drives our liquidity position.  This is further affected by our ability to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash.

Currently, our liquidity needs continue to arise mainly from:

•	working capital requirements;

•	capital expenditures including the digitalization of our worldwide cinema circuit; and

•	debt servicing requirements.

With the changes to the worldwide credit markets, the business community is concerned that credit will be more difficult to obtain especially for potentially risky ventures like business and asset acquisitions.  However, we believe that our acquisitions over the past few years coupled with our strengthening operational cash flows demonstrate our ability to improve our profitability.  We believe that this business model will help us to demonstrate to lending institutions our ability not only to digitize our cinema circuit and make strategic acquisitions but also to service the associated debt.

Discussion of Our Statement of Cash Flows

The following discussion compares the changes in our cash flows over the past three years.

Operating Activities

2011 Compared to 2010.  Cash provided by operations was $24.3 million in 2011 compared to $22.8 million in the 2010.  The increase in cash provided by operations of $1.5 was due primarily to $4.5 million from changes in operating assets and liabilities (excluding a $12.7 million change in accrual for our tax litigation settlement) offset by a $3.1 million decrease in operational cash flows.

2010 Compared to 2009.  Cash provided by operations was $22.8 million in 2010 compared to $18.0 million in the 2009.  The increase in cash provided by operations of $4.8 million was due primarily to $2.0 million from changes in operating assets and liabilities (excluding a $12.7 million change in accrual for our tax litigation settlement) and $2.8 million from an increase in operational cash flows.

Investing Activities

Cash used in investing activities for 2011 was $3.8 million compared to $21.0 million in 2010 and $12.9 million in 2009.  The following summarizes our discretionary investing activities for each of the three years ending December 31, 2011:

The $3.8 million cash used in 2011 was primarily related to:

•	$3.9 million for the purchase of the CalOaks cinema;

•	$200,000 as a deposit for the purchase of remaining 50% membership interest in the Angelika Film Centers LLC;

•	$5.5 million in property enhancements to our existing properties;

•	$168,000 of a change in restricted cash; and

•	$2.8 million for the purchase of mortgage notes receivable;

offset by

•	$1.9 million of net proceeds from the sale of our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia;

•	$143,000 of proceeds from the sale of marketable securities; and

•	$6.8 million of proceeds from the pay off of a long-term other receivable associated with our Malulani investment.

The $21.0 million cash used in 2010 was primarily related to:

•	$14.1 million in property enhancements to our existing properties;

•	$5.3 million in acquisitions; and

•	$1.8 million of change in restricted cash

offset by

•	$229,000 in return of investment of unconsolidated entities.

The $12.9 million cash used in 2009 was primarily related to:

•	$5.7 million in property enhancements to our existing properties;

•	$706,000 deposit to purchase a property adjacent to our Manukau property; and

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$1.3 million in restricted cash primarily related to the use of construction deposits made in 2008 for repair work to one of our cinemas;

•	$3.3 million in return of investment of unconsolidated entities; and

•	$285,000 of sale option proceeds for our Auburn property.

Financing Activities

Cash used in financing activities for 2011 was $23.4 million compared to cash provided by financing activities of $5.5 million in 2010 and cash used in financing activities of $14.4 million in 2009.  The following summarizes our financing activities for each of the three years ending December 31, 2011:

The $23.4 million cash used in 2011 was primarily related to:

•
$126.8 million of loan repayments including the $105.8 million payoff of our Australian BOSI loan, $5.3 million in loan repayment on our GE Capital Loan, $9.7 million payoff of our NAB revolver, $3.4 million loan repayment of our NAB term debt, and $2.0 million pay down of our Nationwide Notes;

•	$747,000 to repurchase our Class A Nonvoting Common Stock; and

•	$654,000 in noncontrolling interests’ distributions.

offset by

•
$105.3 million of new borrowing including $104.2 million of loan proceeds from our new NAB loan net of $774,000 of capitalized borrowing costs and $1.1 million of borrowing from our New Zealand credit facility; and

•	$233,000 in noncontrolling interests’ contributions.

The $5.5 million cash provided in 2010 was primarily related to:

•	$8.0 million of borrowing on our New Zealand credit facility;

•	$7.2 million of borrowing proceeds from our new Union Square Theater Term Loan net of capitalized borrowing costs;

•	$7.0 million of new borrowings from our recently renegotiated GE capital loan net of capitalized borrowing costs;

•	$225,000 of contributions from noncontrolling interests; and

•	$248,000 of proceeds from the exercise of employee stock options;

offset by

•	$15.5 million of loan repayments including $6.9 million for the pay off of our Union Square Term Loan, $5.0 million for the pay off of our SHC Loan, and $3.2 million pay down of our GE Capital Loan;

•	$251,000 of repurchase of Class A Nonvoting Common Stock; and

•	$1.4 million in noncontrolling interest distributions.

The $14.4 million cash used in 2009 was primarily related to:

•	$1.5 million of borrowing on our Australian Construction facility; and

•	$175,000 of noncontrolling interest contributions;

offset by

•	$14.9 million of loan repayments including $8.3 million to pay down on our GE Capital loan and $6.1 million to pay off our Australian Construction facility; and

•	$1.1 million in noncontrolling interest distributions.

Future Liquidity and Capital Resources

We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements.

During the past 24 months, we have put into place several measures that already have or will have a positive effect on our overall liquidity, including:

•
receiving on February 8, 2012, an approved amendment from Westpac renewing our existing $35.1 million (NZ$45.0 million) New Zealand credit facility with a 3-year $31.2 million (NZ$40.0 million) credit facility.

•
replacing our Australia Corporate Credit Facility with a new facility from National Australia Bank comprising at December 31, 2011 an $88.7 million (AUS$86.5 million) term loan; a $10.3 million (AUS$10.0 million) revolving facility which was unused at December 31, 2011; and a $5.1 million (AUS$5.0 million) guarantee facility.

•
renegotiating our GE Capital loan resulting in an increase in the loan balance by $8.0 million and the ability to use a larger portion of cash flows from our Consolidated Entertainment Inc. subsidiary.

•	signing a new 5-year term loan on our Union Square theatre with a loan balance of $7.4 million.

•	renegotiating our Sutton Hill Capital loan, by paying off the $5.0 million loan and extending the $9.0 million loan along with an option to purchase the Village East building lease.

To meet our current and future liquidity requirements, we have the following external sources of unused liquidity:

•	$9.4 million (NZ$12.0 million) is available on our renewed New Zealand Corporate Credit facility;

•	$10.3 million (AUS$10.0 million) is available on our new NAB revolver facility; and

•	$500,000 is available on our Bank of America Line of Credit.

Potential uses for funds during 2012 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	Securing digital and digital 3D projectors for our cinema worldwide circuit;

•	payment of our legal settlement obligation for the Tax/Audit Litigation based on a recently negotiated schedule;

•	the selective development of our currently held for development projects; and

•	the acquisition of assets with proven cash flow that we believe to be resistant to the current recessionary trends.

Our cash position at December 31, 2011 was $31.6 million compared to $34.6 million at December 31, 2010.  Of the $31.6 million, $16.5 million was in Australia, $11.8 million was in the U.S., and $3.3 million was in New Zealand.  Of the $16.5 million in Australia, pursuant to our new NAB credit agreement, we are only able to transfer $4.1 million (AUS$4.0 million) per year outside of Australia without the prior approval of NAB.  This transfer from Australia (into the U.S.) was made earlier in 2011.  Of the $11.8 million in the U.S., $8.7 million is included in our Consolidated Entertainment subsidiary and is subject to certain debt covenants with GE Capital that limit the use of this cash outside of the subsidiary without the prior approval of GE.  Therefore, at December 31, 2011, we had approximately $6.4 million of cash worldwide that is not restricted by covenants.

In late February 2007, it became apparent that our cost estimates with respect to the Burwood site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our estimated cost of $600.0 million included approximately $1.8 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of this site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2011, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $12.5 million (AUS$12.2 million) and as of that date we had incurred a total of $8.5 million (AUS$8.3 million) of these costs.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410-30-25 – Environmental Obligations contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

Based upon the current levels of the consolidated operations, further anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and anticipated lines-of-credit and other sources of liquidity (including future potential asset sales) will be adequate to meet our anticipated requirements for principal repayments, interest payments, and short-term debt maturities plus any other debt service obligations, working capital, capital expenditures and other operating needs.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt	$29,630	$31,216	$69,159	$42,696	$--	$--	$172,701
Notes payable to related parties	--	9,000	--	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	10	20	30	40	50	4,139	4,289
Lease obligations	31,117	28,412	25,060	21,045	19,578	76,942	202,154
Estimated interest on debt	13,014	11,033	6,778	2,591	1,568	16,460	51,444
Total	$73,771	$79,681	$101,027	$66,372	$21,196	$125,454	$467,501

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.7 million, to $14.5 million, and to $15.3 million as of December 31, 2007, 2008, and 2009, respectively.  As of December 31 2010, the gross unrecognized tax benefit increased to $20.6 million, substantially as a result of having settled our Tax Audit/Litigation case (see Note 19 – Commitments and Contingencies to our 2011 Consolidated Financial Statements).  As of December 31 2011, the gross unrecognized tax benefit decreased to $4.4 million largely because the Tax Audit/Litigation matter is no longer in the nature of an uncertain tax position governed by FASB ASC 740-10-25, but is a fixed and determinable tax liability.  We do not expect a significant tax payment related to the $4.4 million in uncertain tax positions within the next 12 months.

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $663,000 and $653,000 as of December 31, 2011 and December 31, 2010, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $221,000 and $218,000 as of December 31, 2011 and December 31, 2010, respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

If our operational focus shifts more to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position.  Historically, we managed our currency exposure by creating natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies.  However, by paying off our New Zealand debt and paying down on our Australian debt with the proceeds of our TPS, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our recent ability to repurchase, at a discount, some of these securities.

In the first quarter 2009, we took advantage of current market illiquidity for securities such as our TPS to repurchase $22.9 million of those securities for $11.5 million.  In addition, in December 2008 we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a contractual obligation to pay $270,000 in December 2014.  In the event that the remaining payment is not made, the only remedy is the termination of the waiver.  Because of this transaction, which was partially funded with borrowings against our New Zealand line-of-credit, we once again have substantially matched the currency in which we have financed our developments with the jurisdictions in which these developments are located.

Our exposure to interest rate risk arises out of our long-term debt obligations.  Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa.  Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 75% of the loan be swapped into fixed rate obligations but we have elected to swap 100% of the balance.  Additionally, under our GE Capital Term Loan, we are required to swap no less than 50% of the December 1, 2010 balance of $37.5 million for the first three years of the revised loan agreement (see Note 12 – Notes Payable to our 2011 Consolidated Financial Statements), but we have elected to swap 100% of the balance for the first three years.

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $5.0 million increase to interest expense during 2011, $284,000 decrease to interest expense during 2010, and a $1.4 million decrease to interest expense during 2009.

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

Accounting Pronouncements Adopted During 2011

Please see Note 2 – Summary of Significant Accounting Policies to our 2011 Consolidated Financial Statements.

New Accounting Pronouncements

Please see Note 2 – Summary of Significant Accounting Policies to our 2011 Consolidated Financial Statements.

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

o	the extent to which we can digitalize our cinema circuit compared to our competitors; and

o	the extent to and the efficiency with which, we are able to integrate acquisitions of cinema circuits with our existing operations.

•	with respect to our real estate development and operation activities:

o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

o	the risks and uncertainties associated with real estate development;

o	the availability and cost of labor and materials;

o	competition for development sites and tenants;

o	environmental remediation issues; and

o	the extent to which our cinemas can continue to serve as an anchor tenant who will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations.

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

Finally, we undertake no obligation to update publicly or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.  Accordingly, you should always note the date to which our forward-looking statements speak.

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

At December 31, 2011, approximately 57% and 16% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $19.8 million in cash and cash equivalents.  At December 31, 2010, approximately 55% and 16% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $18.1 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 56% and 50% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $13.8 million and $3.6 million, respectively, and the change in annual net income would be $1.9 million and $410,000, respectively.  At the present time, we have no plan to hedge such exposure.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $60.1 million and $59.1 million as of December 31, 2011 and 2010, respectively.

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

The majority of our loans have fixed interest rates; however, one of our international loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $280,000 increase or decrease in our 2011 interest expense.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Reading International, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Reading International, Inc. and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011.  Our audit of the consolidated financial statements also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2011.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/    Grant Thornton LLP

Los Angeles, California
March 15, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Reading International, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company's Australian Credit Facility with an outstanding balance of $101.7 million as of December 31, 2010 matures on June 30, 2011 and the Company is currently in negotiations to obtain a new credit facility.  Management's plans concerning this matter are discussed in Note 2 to the financial statements.

As discussed in Note 9 to the consolidated financial statements, the accompanying 2010 and 2009 consolidated financial statements have been retrospectively adjusted for the reversal of discontinued operations.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2011

(March 15, 2012 as to the effects of the retrospective adjustments for the reversal of discontinued operations discussed in Note 9)

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2011 and 2010
(U.S. dollars in thousands)	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$31,597	$34,568
Receivables	6,973	5,470
Inventory	1,035	989
Investment in marketable securities	2,874	2,985
Restricted cash	2,379	2,159
Deferred tax asset	1,985	--
Prepaid and other current assets	3,781	3,536
Assets held for sale	1,848	55,210
Total current assets	52,472	104,917

Property held for and under development	91,698	35,702
Property & equipment, net	215,428	220,250
Investment in unconsolidated joint ventures and entities	7,839	10,415
Investment in Reading International Trust I	838	838
Goodwill	22,277	21,535
Intangible assets, net	17,999	20,156
Deferred tax asset, net	12,399	--
Other assets	9,814	16,536
Total assets	$430,764	$430,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$16,905	$15,930
Film rent payable	6,162	5,757
Notes payable – current portion	29,630	108,124
Taxes payable	14,858	23,872
Deferred current revenue	10,271	8,727
Other current liabilities	137	141
Total current liabilities	77,963	162,551
Notes payable – long-term portion	143,071	83,784
Notes payable to related party	9,000	9,000
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	12,191	2,267
Other liabilities	35,639	32,195
Total liabilities	305,777	317,710
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized, 35,675,518 issued and 21,311,348 outstanding at December 31, 2011
and 31,500,693 issued and 21,308,823 outstanding at December 31, 2010	220	216
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at December 31, 2011 and at December 31, 2010	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
Additional paid-in capital	135,171	134,236
Accumulated deficit	(66,079)	(76,035)
Treasury shares	(4,512)	(3,765)
Accumulated other comprehensive income	58,937	57,120
Total Reading International, Inc. stockholders’ equity	123,752	111,787
Noncontrolling interests	1,235	852
Total stockholders’ equity	124,987	112,639
Total liabilities and stockholders’ equity	$430,764	$430,349

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations for the Three Years Ended December 31, 2011
(U.S. dollars in thousands, except per share amounts)
	Year Ended December 31,
	2011	2010	2009

Operating revenue
Cinema	$225,849	$211,073	$201,388
Real estate	19,956	19,046	15,626
Total operating revenue	245,805	230,119	217,014

Operating expense
Cinema	182,215	171,795	160,467
Real estate	10,419	9,221	7,591
Depreciation and amortization	16,960	15,914	15,168
Loss on transfer of real estate held for sale to continuing operations	--	--	549
Impairment expense	369	2,239	3,217
Contractual commitment loss	--	--	1,092
General and administrative	17,432	17,784	17,559
Other operating income	--	--	(2,551)
Total operating expense	227,395	216,953	203,092

Operating income	18,410	13,166	13,922

Interest income	1,482	1,351	1,154
Interest expense	(22,520)	(13,637)	(15,726)
Gain on extinguishment of debt	--	--	10,714
Net gain (loss) on sale of assets	(67)	352	(2)
Other income (expense)	1,157	(347)	(2,013)
Income (loss) before income tax benefit (expense), equity earnings (loss) of unconsolidated joint ventures and entities, and discontinued operations	(1,538)	885	8,049
Income tax benefit (expense)	12,330	(14,264)	(1,952)
Income (loss) before equity earnings (loss) of unconsolidated joint ventures and entities and discontinued operations	10,792	(13,379)	6,097
Equity earnings (loss) of unconsolidated joint ventures and entities	(1,552)	1,345	117
Gain on sale of unconsolidated joint venture	--	--	268
Income (loss) before discontinued operations	9,240	(12,034)	6,482
Gain on sale of discontinued operation	1,656	--	--
Net income (loss)	$10,896	$(12,034)	$6,482
Net income attributable to noncontrolling interests	(940)	(616)	(388)
Net income (loss) attributable to Reading International, Inc. common
shareholders	$9,956	$(12,650)	$6,094

Earnings (loss) per common share attributable to Reading International, Inc.
shareholders – basic:
Earnings (loss) from continuing operations	$0.37	$(0.56)	$0.27
Earnings from discontinued operations, net	0.07	--	--
Basic earnings (loss) per share attributable to Reading
International, Inc. shareholders	$0.44	$(0.56)	$0.27

Earnings (loss) per common share attributable to Reading International, Inc.
shareholders – diluted:
Earnings (loss) from continuing operations	$0.36	$(0.56)	$0.27
Earnings from discontinued operations, net	0.07	--	--
Diluted earnings (loss) per share attributable to Reading
International, Inc. shareholders	$0.43	$(0.56)	$0.27
Weighted average number of shares outstanding – basic	22,764,666	22,781,392	22,580,942
Weighted average number of shares outstanding – diluted	22,993,135	22,781,392	22,767,735

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2011
(In thousands)
	Common Stock
	Class A Shares	Class A Par Value	Class B Shares	Class B Par Value	Additional Paid-In Capital			Accumulated Other Comprehensive Income/(Loss)	Total Reading International, Inc. Stockholder's Equity
						Treasury Stock	Accumulated Deficit			Noncontrolling Interests	Total Stockholders' Equity

At January 1, 2009	20,987	$216	1,495	$15	$133,906	$(4,306)	$(69,479)	$7,278	$67,630	$1,817	$69,447

Net income	--	--	--	--	--	--	6,094	--	6,094	388	6,482
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	34,130	34,130	141	34,271
Accrued pension service costs	--	--	--	--	--	--	--	(418)	(418)	--	(418)
Unrealized gain on securities	--	--	--	--	--	--	--	524	524	--	524
Total comprehensive income	--	--	--	--	--	--	--	--	40,330	529	40,859
Stock option and restricted stock compensation expense	--	--	--	--	916	--	--	--	916	--	916
Cancelation of treasury shares	--	(1)	--	--	(791)	792	--	--	--	--	--
Class A common stock issued for stock bonuses and options exercised	146	--	--	--	13	--	--	--	13	--	13
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	175	175
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,147)	(1,147)
At December 31, 2009	21,133	$215	1,495	$15	$134,044	$(3,514)	$(63,385)	$41,514	$108,889	$1,374	$110,263

Net loss	--	--	--	--	--	--	(12,650)	--	(12,650)	616	(12,034)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	15,972	15,972	43	16,015
Accrued pension service costs	--	--	--	--	--	--	--	112	112	--	112
Unrealized loss on securities	--	--	--	--	--	--	--	(478)	(478)	--	(478)
Total comprehensive loss	--	--	--	--	--	--	--	--	2,956	659	3,615
Stock option and restricted stock compensation expense	--	--	--	--	821	--	--	--	821	--	821
Purchase of treasury shares	(63)	--	--	--	--	(251)	--	--	(251)	--	(251)
Class A common stock issued for stock bonuses and options exercised	239	1	--	--	248	--	--	--	249	--	249
Deemed distribution from capital lease	--	--	--	--	(877)	--	--	--	(877)	--	(877)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	225	225
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,406)	(1,406)
At December 31, 2010	21,309	$216	1,495	$15	$134,236	$(3,765)	$(76,035)	$57,120	$111,787	$852	$112,639

Net income	--	--	--	--	--	--	9,956	--	9,956	940	10,896
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	1,017	1,017	11	1,028
Accrued pension service costs	--	--	--	--	--	--	--	832	832	--	832
Unrealized loss on securities	--	--	--	--	--	--	--	(32)	(32)	--	(32)
Total comprehensive income	--	--	--	--	--	--	--	--	11,773	951	12,724
Stock option and restricted stock compensation expense	--	4	--	--	935	--	--	--	939	--	939
Purchase of treasury shares	(172)	--	--	--	--	(747)	--	--	(747)	--	(747)
Class A common stock issued for stock bonuses and options exercised	174	--	--	--	--	--	--	--	--	--	--
Cinema sale to noncontrolling shareholder	--	--	--	--	--	--	--	--	--	(147)	(147)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	233	233
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(654)	(654)
At December 31, 2011	21,311	$220	1,495	$15	$135,171	$(4,512)	$(66,079)	$58,937	$123,752	$1,235	$124,987

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2011
(U.S. dollars in thousands)
	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$10,896	$(12,034)	$6,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss recognized on foreign currency transactions	16	(59)	2,257
Equity (earnings) loss of unconsolidated joint ventures and entities	1,552	(1,345)	(117)
Distributions of earnings from unconsolidated joint ventures and entities	1,119	1,352	1,167
Loss provision on impairment of asset	369	2,239	3,217
(Gain) loss on sale of assets	(1,589)	(352)	549
Deferred tax benefit	(15,028)	--	--
(Gain) loss on marketable securities	(25)	--	1,047
Gain in other operating income	--	--	(2,551)
Loss associated with contractual commitment	--	--	1,092
Gain on the sale of an unconsolidated entity	--	--	(268)
Gain on option termination	--	--	(1,530)
Gain on retirement of subordinated debt (trust preferred securities)	--	--	(10,714)
Depreciation and amortization	16,960	15,914	15,168
Amortization of prior service costs	832	112	(418)
Amortization of above and below market leases	427	924	772
Amortization of deferred financing costs	1,276	1,402	775
Amortization of straight-line rent	782	(93)	977
Stock based compensation expense	939	821	916
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,468)	4,363	(494)
Increase in prepaid and other assets	(7)	(162)	(1,712)
Increase in accounts payable and accrued expenses	833	115	238
Increase (decrease) in film rent payable	361	(1,841)	(942)
Increase in taxes payable	908	13,009	1,762
Increase (decrease) in deferred revenue and other liabilities	5,100	(1,581)	305
Net cash provided by operating activities	24,253	22,784	17,978
Investing Activities
Acquisitions	(3,917)	(5,313)	--
Acquisition deposit paid	(200)	--	(706)
Purchases of and additions to property and equipment	(5,459)	(14,058)	(5,686)
Change in restricted cash	(168)	(1,838)	1,335
Cinema sale proceeds from noncontrolling shareholder	1,867	--	--
Purchase of marketable securities	--	(42)	(11,463)
Sale of marketable securities	143	30	--
Proceeds from note receivable	6,750	--	--
Option proceeds	--	--	285
Distributions of investment in unconsolidated joint ventures and entities	--	229	3,336
Purchase of notes receivable	(2,784)	--	--
Net cash used in investing activities	(3,768)	(20,992)	(12,899)
Financing Activities
Repayment of long-term borrowings	(126,780)	(15,450)	(14,888)
Proceeds from borrowings	105,311	23,525	1,455
Capitalized borrowing costs	(774)	(1,347)	--
Repurchase of Class A Nonvoting Common	(747)	(251)	--
Proceeds from stock options	--	248	11
Noncontrolling interest contributions	233	225	175
Noncontrolling interest distributions	(654)	(1,406)	(1,147)
Net cash provided by (used in) financing activities	(23,411)	5,544	(14,394)
Effect of exchange rate on cash	(45)	2,620	3,053
Increase (decrease) in cash and cash equivalents	(2,971)	9,956	(6,262)

Cash and cash equivalents at beginning of year	34,568	24,612	30,874
Cash and cash equivalents at end of year	$31,597	$34,568	$24,612
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings, net of amounts capitalized (see Note 6)	$16,957	$15,133	$14,347
Income taxes	$2,688	$792	$774
Non-Cash Transactions
Foreclosure of a mortgage note to obtain title of the underlying property	1,984	--	--
Reduction in note payable associated with acquisition purchase price adjustment	--	4,381	--
Deemed distribution	--	877	--
Capital lease asset addition	--	4,697	--
Capital lease obligation	--	5,573	--
Exchange of marketable securities for Reading International Trust I securities	--	--	(11,463)
Retirement of subordinated debt (trust preferred securities)	--	--	(23,634)
Retirement of Reading International Trust I securities	--	--	11,463
Retirement of investment in Reading International Trust I securities	--	--	709

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of RDI and its subsidiaries include the accounts of CDL, RDGE, and CRG.  Also consolidated are Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest, and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia; and the Angelika Film Center LLC (“AFC”) in which we own a 50% controlling membership interest and whose only asset is the Angelika Film Center in Manhattan.

Our investment interests are accounted for as unconsolidated joint ventures and entities, and accordingly, our unconsolidated joint ventures and entities in 20% to 50% owned companies are accounted for on the equity method.  These investment interests include our

•
25% undivided interest in the unincorporated joint venture that owns 205-209 East 57th Street Associates, LLC (Place 57) a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan;

•	33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia;

•	33.3% undivided interest in Rialto Distribution, an unincorporated joint venture engaged in the business of distributing art film in New Zealand and Australia; and

•	50% undivided interest in the unincorporated joint venture that owns Rialto Cinemas.

Refinancing Long-Term Debt

Australian Credit Facility

On June 24, 2011, we replaced our Australian Corporate Credit Facility with BOS International (“BOSI”) of $115.8 million (AUS$110.0 million) with the proceeds from a new credit facility from National Australia Bank (“NAB”) of $110.5 million (AUS$105.0 million).  The outstanding balance of this loan of $101.7 million (AUS$100.5 million) was classified as a current liability at December 31, 2010 on our 2010 Consolidated Balance Sheet as we had not refinanced the then currently maturing facility prior to the annual report issuance date.  See Note 12 – Notes Payable.

New Zealand Credit Facility

The term of our New Zealand Credit Facility with Westpac matures on March 31, 2012.  On February 8, 2012, we received an approved amendment from Westpac renewing our existing $35.1 million (NZ$45.0 million) New Zealand credit facility with a 3-year $31.2 million (NZ$40.0 million) credit facility (see Note 28 – Subsequent Events).  Accordingly, the December 31, 2011 outstanding balance of this debt of $21.9 million (NZ$28.0 million) is classified as long-term on our balance sheet.

Cinemas 1, 2, 3 Loan

As the loan is due to mature on July 1, 2012, the December 31, 2011 outstanding balance of this debt of $15.0 million is classified as current on our balance sheet.  We intend to either refinance the property’s debt with similar financing or sell the property and use the proceeds to pay off the loan.

Cash Position

Our cash position at December 31, 2011 was $31.6 million.  Of the $31.6 million, $16.5 million was in Australia, $11.8 million was in the U.S., and $3.3 million was in New Zealand.  Of the $16.5 million in Australia, pursuant to our new NAB Credit Facility, we are only able to transfer $4.1 million (AUS$4.0 million) per year outside of Australia without the prior approval of NAB.  Of the $11.8 million in the U.S., $8.7 million is included in our Consolidated Entertainment subsidiary and is subject to certain debt covenants with GE Capital as discussed in Note 12 that limit the use of this cash outside of the subsidiary without the prior approval of GE.  Therefore, at December 31, 2011, we have approximately $6.4 million of cash worldwide that is not restricted by covenants.

At December 31, 2011, we had undrawn funds of $10.3 million (AU$10.0 million) available under our NAB line of credit in Australia, effectively $9.4 million (NZ$12.0 million) available under our renewed New Zealand Corporate Credit facility, $5.0 million available under our GE Capital revolving loan credit facility in the U.S., and $500,000 available under our Bank of America line of credit in the U.S.  Accordingly, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $31.6 million cash balance, to meet our anticipated short-term working capital requirements.

Accounting Principles

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for which cost approximates fair value.

Receivables

Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets, concessions, or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily made up of the goods and services tax (“GST”) refund receivable from our Australian taxing authorities and the management fee receivable from the managed cinemas.  We have no history of significant bad debt losses and we have established an allowance for accounts that we deem uncollectible.

Inventory

Inventory is composed of concession goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 - Investments—Debt and Equity Securities (“ASC 320-10”).  Our investment in Marketable Securities includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  In accordance with ASC 320-10, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.  Premiums and discounts of any debt instruments are recognized in interest income using the effective interest method.  Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  We evaluate our available for sale securities for other than temporary impairments at the end of each reporting period.  During 2009, we realized a loss of $2.1 million on certain marketable securities due to an other than temporary decline in market price.  This loss was later offset by a $1.1 million realized gain on exchange of marketable securities.  Additionally, these investments have a cumulative unrealized loss of $11,000 included in other comprehensive income at December 31, 2011.  For the twelve months ended December 31, 2011, 2010, and 2009, our net unrealized gain (loss) was ($32,000), ($478,000), and $524,000, respectively.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

Variable Interest Entity

Our determination of the appropriate accounting method with respect to our investment in Reading International Trust I, which is considered a Variable Interest Entity (“VIE”), is based on FASB ASC 810-10.  We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

We determine if an entity is a VIE under FASB ASC 810-10 based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support.  We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary.  In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring.  If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary.  We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective.  If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.  Our investments in unconsolidated entities in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are variable interest entities in which we are not the primary beneficiary are accounted for under the equity method.

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

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2011 and 2010, our restricted cash balance was $2.4 million and $2.2 million, respectively, which was primarily funds held in escrow for our Mackie litigation settlement.

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

Property Held for and Under Development

Property held for development is carried at the lower of cost or fair market value.  Property under development consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs.  These building and improvement costs are directly associated with the development of potential cinemas (whether for sale or lease), the development of entertainment themed retail centers (“ETRCs”), or other improvements to real property.  As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets.  We cease capitalization on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed.  During the year-ended December 31, 2009, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, these properties are considered held for development and we have not capitalized interest for these projects and will not do so, until the development work recommences.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site, a former brickworks site, was greater than we had originally believed.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2011, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $12.5 million (AUS$12.2 million) and as of that date we had incurred a total of $8.5 million (AUS$8.3 million) of these costs.  In accordance with FASB ASC 410-30-25 – Environmental Obligations, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

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

Accounting for the Impairment of Long Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is then measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  We recorded impairment losses of approximately $369,000, $2.2 million, and $3.2 million, relating to certain of our property under development, property held for development, and cinema locations for the years ended December 31, 2011, 2010, and 2009, respectively.  The impairments reflect our estimates of fair value which were based on appraisals or a discounted income approach with market based assumptions.  Our impairment calculations contain uncertainties and use significant estimates and judgments, and are based on the information available at the balance sheet date.  Future economic and other events could negatively impact the evaluation and future material impairment charges may become necessary.  We evaluate our joint venture investments for other than temporary impairments in accordance with FASB ASC 318-10 – Investments—Equity Method and Joint Ventures.

Goodwill and Intangible Assets

We use the purchase method of accounting for all business combinations.  Goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually.  Prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with FASB ASC 360-15 - Impairment or Disposal of Long-Lived Assets (“ASC 360-15”).  We then perform the impairment analysis at the reporting unit level (one level below the operating segment level) (see Note 10 – Goodwill and Intangibles) as defined by FASB ASC 350-35 – Goodwill Subsequent Measurement (“ASC 350-35”).  This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.  We estimate the fair value of our reporting units as compared with their current book value.  If the estimated fair value of a reporting unit is less than the book value, then impairment is deemed to have occurred.  In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit).  For the years ended December 31, 2010 and 2009, in accordance with the sale agreement of Consolidated Entertainment, the initial aggregate purchase price of the cinemas was adjusted down by $16.9 million and $226,000, respectively, resulting in a corresponding decrease in goodwill associated with the purchased cinemas.  No further adjustments are anticipated for this transaction.  The resulting net goodwill balance associated with this transaction is $1.7 million at December 31, 2011 and 2010.

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

A property is classified as held for sale when certain criteria, as set forth under ASC 360-15, are met.  At such time, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense.  Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  For a description of the properties previously held for sale see Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items.  The reclassified results for these transfers of held for sale to operating are reflected in our December 31, 2011, 2010, and 2009 Statement of Operations.

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

Advertising Expense

We expense our advertising as incurred.  The amount of our advertising expense was $3.8 million, $3.8 million, and $3.4 million for the years ended December 2011, 2010, and 2009, respectively.

Other Income/Expense

For the years ended December 31, 2011, 2010, and 2009, we recorded gains/(losses) on the settlement of litigation of $0, ($808,000), and $3.3 million, respectively, included in other income, as a recovery of legal expenses previously included in general and administrative expenses.

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

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the U.S. dollar to the Australian dollar were $1.0251 and $1.0122 as of December 31, 2011 and 2010, respectively.  The exchange rates of the U.S. dollar to the New Zealand dollar were $0.7805 and $0.7687 as of December 31, 2011 and 2010, respectively.

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

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2011, 2010, and 2009, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options and unvested restricted stock.  We had issued stock options to purchase 622,350, 622,350, and 589,750 shares of Class A Common Stock at December 31, 2011, 2010, and 2009, respectively, at a weighted average exercise price of $5.65, $5.65, and $5.51 per share, respectively.  Stock options to purchase 185,100, 185,100, and 150,000 shares of Class B Common Stock were outstanding at the years ended December 31, 2011, 2010, and 2009, respectively, at a weighted average exercise price of $9.90, $9.90, and $10.24 per share, respectively.  In accordance with FASB ASC 260-10 – Earnings Per Share (“ASC 260-10”), as we had recorded a loss from continuing operations before discontinued operations for the year ended December 31, 2010, the effect of the stock options and restricted stock was anti-dilutive and accordingly excluded from the diluted earnings per share computation.

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

New Accounting Pronouncements

FASB ASU No. 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income and FASB ASU No. 2011-12—Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity.  Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented.  This amendment will be effective for our Company in 2013 and will be applied retrospectively.  This amendment will change the manner in which the Company presents comprehensive income but will not change any of the balances or activity.

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

Note 3 – Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, was granted $750,000, $750,000, and $500,000, respectively, of restricted class A non-voting common stock (“Class A Stock”) for each of the years ending December 31, 2011, 2010, and 2009.  The 2011, 2010, and 2009 stock grants of 155,925, 174,825, and 125,945 shares, respectively, were granted fully vested with a stock grant prices of $4.81, $4.29, and $3.97, respectively.  Mr. Cotter’s stock compensation is granted fully vested with a five-year restriction on sale.  As of December 31, 2011, the 2011 stock grant had not yet been issued to Mr. Cotter.  During 2011, we issued to Mr. Cotter 174,825 of Class A Stock for his 2010 vested stock grants which had a stock grant price of $4.29 and a grant date fair value of $750,000.

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

During the years ended December 31, 2011, 2010, and 2009, we recorded compensation expense of $750,000, $754,000, and $725,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding – January 1, 2009	33,621	$574
Granted	125,945	500
Vested	(159,566)	(1,074)
Outstanding – December 31, 2009	--	$--
Granted	174,825	750
Vested	(174,825)	(750)
Outstanding – December 31, 2010	--	$--
Granted	155,925	750
Vested	(155,925)	(750)
Outstanding – December 31, 2011	--	$--

On April 1, 2010, we terminated our then existing contractual relationship with Doug Osborne, at that time the chief executive officer of our Landplan real estate operations.  Mr. Osborne’s incentive interest in our various Landplan projects, which was valued at $0, was revoked at that time.  Mr. Osborne continues to provide services to us on a non-exclusive independent contractor basis.  During the year ended December 31, 2009, we expensed $157,000 associated with Mr. Osborne’s previous contractual interest in the properties associated with Landplan Property Partners, Pty Ltd.

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock.  Our 1999 Stock Option Plan expired in November 2009, and was replaced by our new 2010 Stock Incentive Plan, which was approved by the holders of our Class B Voting Common Stock in May 2010.  For the stock options exercised during the years ended December 31, 2010 and 2009, we issued 90,000 and 3,000 shares of Class A Stock for cash to employees of the corporation under this stock based compensation plan at exercise prices of $2.76 and $3.80, respectively.  During the year ended December 31, 2011, we did not issue any shares under this stock based compensation plan.

Effective January 1, 2006, we adopted FASB ASC 718-10 – Stock Compensation (“ASC 718-10”).  ASC 718-10 requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  This statement was adopted using the modified prospective method, which requires that we recognize compensation expense on a prospective basis for all newly granted options and any modifications or cancellations of previously granted awards.  Therefore, prior period consolidated financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based payment awards, modifications to awards, and cancellations of awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods.  We estimate the valuation of stock based compensation using a Black-Scholes option-pricing model.

When our tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  ASC 718-10 requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the years ended December 31, 2011, 2010, and 2009, there was also no impact to the consolidated statements of cash flows because there were no recognized tax benefits during these periods.

ASC 718-10 requires companies to estimate forfeitures.  Based on our historical experience, we did not estimate any forfeitures for the granted options during the years ended December 31, 2011, 2010, and 2009.

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

No options were granted during 2011.  For the 157,700 and 50,000 options granted during 2010 and 2009, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009
Stock option exercise price	$5.07	$4.01
Risk-free interest rate	2.736%	3.309%
Expected dividend yield	--	--
Expected option life	7.23 yrs	9.60 yrs
Expected volatility	33.01%	33.74%
Weighted average fair value	$1.88	$1.98

Using the above assumptions and based on our use of the modified prospective method, we recorded $189,000, $67,000, and $241,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the years ended December 31, 2011, 2010, and 2009, respectively.  The effect on earnings per share of the compensation charge was $0.01, $0.00, and $0.01 per share for the years ended December 31, 2011, 2010, and 2009, respectively.  At December 31, 2011 and 2010, the total unrecognized estimated compensation cost related to non-vested stock options granted was $109,000 and $247,000, respectively, which is expected to be recognized over a weighted average vesting period of 0.67 and 1.37 years, respectively.  No options were exercised in 2011.  The total realized value of stock options exercised during the years ended December 31, 2010 and 2009 was $138,000 and $1,000, respectively.  The grant date fair value of options that vested during the years ending December 31, 2011, 2010, and 2009 was $189,000, $67,000, and $241,000, respectively.  We recorded cash received from stock options exercised of $248,000 and $11,000 during the years ended December 31, 2010 and 2009, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at December 31, 2011 and 2010 was $175,000 and $280,000, respectively, of which 88.6% and 70.1%, respectively, were currently exercisable.

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

We had the following stock options outstanding and exercisable:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2009	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Granted	50,000	--	$4.01	$--
Exercised	(3,000)	--	$3.80	$--
Expired	(35,100)	(35,100)	$5.13	$8.47
Outstanding- December 31, 2009	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Granted	122,600	35,100	$4.23	$8.47
Exercised	(90,000)	--	$2.76	$--
Outstanding-December 31, 2010	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2011	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2011 and 2010 were approximately 4.13 and 5.13 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2011 and 2010 was approximately 3.85 and 4.38 years, respectively.

Note 4 – Earnings (Loss) Per Share

For the three years ended December 31, 2011, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2011	2010	2009
Income (loss) from continuing operations	$8,300	$(12,650)	$6,094
Income from discontinued operations	1,656	--	--
Net income (loss) attributable to Reading International, Inc.
common shareholders	9,956	(12,650)	6,094

Weighted average shares of common stock – basic	22,764,666	22,781,392	22,580,942
Weighted average shares of common stock – diluted	22,993,135	22,781,392	22,767,735

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.37	$(0.56)	$0.27
Earnings from discontinued operations	0.07	--	--
Basic earnings (loss) per share	$0.44	$(0.56)	$0.27

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.36	$(0.56)	$0.27
Earnings from discontinued operations	0.07	--	--
Diluted earnings (loss) per share	$0.43	$(0.56)	$0.27

For the year ended December 31, 2011 and 2009, the weighted average common stock – dilutive only included 228,469 and 186,793, respectively, incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock.  For the year ended December 31, 2010, we recorded a loss from continuing operations.  As such, the incremental shares of 174,825 shares of restricted Class A Stock and the 60,692 of exercisable in-the-money stock options in 2010 were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.  In addition, 734,906, 746,758, and 696,419 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2011, 2010, and 2009, respectively.  The total number of in-the-money stock options, out-of-the-money stock options, and unissued restricted Class A Stock that could potentially dilute basic earnings per share was 963,375, 982,275, and 883,212 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 5 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2011	2010
Prepaid and other current assets
Prepaid expenses	$1,168	$1,145
Prepaid taxes	781	1,044
Deposits	605	151
Other	1,227	1,196
Total prepaid and other current assets	$3,781	$3,536

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	264	294
Deferred financing costs, net	3,725	3,830
Interest rate swaps at fair value	--	446
Other receivable	--	6,750
Tenant inducement asset	1,064	1,327
Straight-line rent asset	2,776	2,627
Mortgage notes receivable	851	--
Other	--	128
Total non-current assets	$9,814	$16,536

Investment in Notes Receivable

Other Receivable

On June 14, 2011, we received $6.8 million with respect to the principal and interest owed on a note previously received in connection with a settlement agreement.  We believe that further amounts are owed under that note, and we have begun litigation to collect such amounts.

Mortgage Notes Receivable

On February 14, 2011, we purchased for $2.8 million mortgage notes secured by certain properties.  These mortgage notes were in default on the date of acquisition and were acquired with the intention of acquiring the underlying properties.  In February 2011 and in September 2011, we foreclosed on two of these properties valued at $859,000 and $1.1 million, respectively, which are now classified as a part of properties held for development.  We are currently pursuing our remedies for the remaining mortgage note, which, at December 31, 2011, remained in default.  We anticipate that we will ultimately acquire the remaining property.

Note 6 – Property Held For and Under Development

Property held for and under development is summarized as follows (dollars in thousands):

	December 31,
	2011	2010
Land	$86,667	$31,689
Construction-in-progress (including capitalized interest)	5,031	4,013
Property Held For and Under Development	$91,698	$35,702

The amount of capitalized interest for our properties under development was $136,000 for the year ending December 31, 2009.  During the year-ended December 31, 2009, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, we did not capitalize interest on these projects during 2011, 2010, and 2009 and we will not capitalize interest for these projects until development work recommences.  During 2010, we determined that we would no longer pursue the development of our Taringa properties.  As such, we recorded an impairment to our investment in these properties based on the sales comparison valuation approach of $2.2 million, primarily associated with the development costs of the project.  During 2009, we recorded a contractual commitment loss of $1.1 million associated with a property for which we purchased in April 2010.  The impairments and contractual commitment loss are primarily related to the impact of the economic downturn in the Australian and New Zealand economies and the timing of our purchases of those assets.

Note 7 – Property and Equipment

Property and equipment is summarized as follows (dollars in thousands):

	December 31,
Property and Equipment	2011	2010
Land	$65,281	$64,845
Building and improvements	144,155	142,077
Leasehold interests	40,855	37,262
Construction-in-progress	525	408
Fixtures and equipment	104,804	99,399
Total cost	355,620	343,991
Less: accumulated depreciation	(140,192)	(123,741)
Property and equipment, net	$215,428	$220,250

Depreciation expense for property and equipment was $15.6 million, $13.3 million, and $12.4 million for the three years ending December 31, 2011, 2010, and 2009, respectively.

In 2009, the slower recovery in New Zealand led to a further impairment charge to one of our operating properties of $3.2 million as reported in our segment operating income.  Additionally, in 2011, we recorded impairment losses totaling $65,000 on two of our cinema properties.  We did not record an impairment charge for our operating assets during 2010.

Note 8 – Acquisitions, Disposals, and Assets Held for Sale

2011 Transactions

Taringa Property - Held for Sale

As of December 31, 2011, we were under contract to sell the three properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres for $1.8 million (AUS$1.8 million).  These properties were sold on February 21, 2012 for the agreed upon amount.  See Note 28 – Subsequent Events to our 2011 Consolidated Financial Statements.  Because the net carrying amounts of these properties were greater than the total sale price, we recorded an impairment expense for these properties of $369,000 (AUS$365,000) for the year ended December 31, 2011.

Cal Oaks Cinema - Acquisition

On August 25, 2011, we purchased a 17-screen multiplex in Murrieta, California (the “CalOaks Cinema”) for $4.2 million made up of $3.9 million of cash and a $250,000 holdback note for certain offset charges to the purchase price (see Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities).  Pursuant to ASC 805-10-25, we finalized the purchase accounting for this acquisition during 2011.

On May 15, 2011, in conjunction with a potential purchase of the CalOaks cinema, we lent $2.3 million to the owner of the CalOaks cinema in exchange for a 90-day note receivable.  The note was securitized by three cinemas’ leases and had an annualized interest of 9.9%.  On August 25, 2011, as part of the CalOaks cinema acquisition, this note was repaid.

Elsternwick Classic Cinema - Sale

On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

2010 Transactions

Manukau Land - Acquisition

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

2009 Transactions

We did not have acquisitions or asset sales in 2009.

Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items

2011 Transactions

Lake Taupo Motel

During the fourth quarter of 2010, we listed for sale the residential units of our Lake Taupo property and the adjoining 1.0-acre parcel located in Lake Taupo, New Zealand.  A portion of this property was previously improved with a motel in which we recently renovated the property’s units to be condominiums and have enhanced the property value with residential apartment entitlements for the adjoining vacant land.   At December 31, 2011, we had not yet sold the property.  Pursuant to ASC 360-10-45, as twelve months had passed since this announcement and we did not meet the criteria to classify this property as held for sale, we reclassified $5,000 and $58,000 of income from discontinued operations to the components of income from continuing operations for the years ended December 31, 2010 and 2009, respectively.  As a result of the transfer of the asset from held for sale to continuing operations, we recorded a loss for 2011 of $37,000 (NZ$48,000) to measure the property at the lower of its carrying amount, adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as a continuing operational asset, or its fair value at the date of the decision not to sell.

Burwood Development Property

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  At June 30, 2011, we had not yet achieved that aim.  Pursuant to ASC 360-10-45, as twelve months had passed since this announcement and we did not meet the criteria to classify this property as held for sale, we reclassified the current carrying value of this property of $53.4 million (AUS$52.1 million) from assets held for sale to property held for development on our December 31, 2011 consolidated balance sheet.  Nevertheless, discussions with qualified buyers continue, and it remains our plan to monetize at least the residential portions of this property.  Based on recent valuations, we continue to believe that the fair market value of the property less costs to sell is greater than the current carrying value; therefore, no asset impairment loss was recorded at the time of the reclassification.

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

The real estate held for sale assets were reclassified from assets held for sale to real estate assets and then adjusted for the loss on transfer during 2009 as follows (in thousands):

	December 31,	Loss	December 31,
	2008	Adjustment	2009
Assets
Land	$7,395	$--	$7,395
Building	13,131	(286)	12,845
Equipment and fixtures	7,364	(263)	7,101
Less: Accumulated depreciation	(7,771)	--	(7,771)
Total assets held for sale transferred to continuing operations	$20,119	$(549)	$19,570

Note 10 – Goodwill and Intangible Assets

Goodwill associated with our business combinations is tested for impairment at the beginning of the fourth quarter with continued evaluation through the end of the fourth quarter of every year.  The fair value estimates of each of our reporting units is based on the projected profits and cash flows of the related assets using each reporting unit’s weighted average cost of capital as a discount rate.  As a result of this test, whereby the Step 1 Test was passed for all reporting units, it was determined that there is no impairment to our goodwill as of December 31, 2011 or 2010.  At December 31, 2011 or 2010, our goodwill consisted of the following (dollars in thousands):

2011	Cinema	Real Estate	Total
Balance as of January 1, 2011	$16,311	$5,224	$21,535
Goodwill acquired during 2011	539	--	539
Foreign currency translation adjustment	203	--	203
Balance at December 31, 2011	$17,053	$5,224	$22,277

2010	Cinema	Real Estate	Total
Balance as of January 1, 2010	$32,187	$5,224	$37,411
Change in goodwill due to a purchase price adjustment	(16,936)	--	(16,936)
Foreign currency translation adjustment	1,060	--	1,060
Balance at December 31, 2010	$16,311	$5,224	$21,535

For the years ended December 31, 2010 and 2009, in accordance with the sale agreement of Consolidated Entertainment, the initial aggregate purchase price of the cinemas was adjusted down by $16.9 million and $226,000, respectively, resulting in a corresponding decrease in goodwill associated with the purchased cinemas.  We do not anticipate any further purchase price adjustments associated with this transaction.

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

We have intangible assets subject to amortization consisting of the following (dollars in thousands):

			Other
	Beneficial	Trade	Intangible
2011	Leases	Name	Assets	Total
Gross carrying amount	$24,471	$7,220	$456	$32,147
Less: Accumulated amortization	11,238	2,553	357	14,148
Total, net	$13,233	$4,667	$99	$17,999

			Other
	Beneficial	Trade	Intangible
2010	Leases	Name	Assets	Total
Gross carrying amount	$24,180	$7,220	$456	$31,856
Less: Accumulated amortization	9,435	1,993	272	11,700
Total, net	$14,745	$5,227	$184	$20,156

After the issuance of the 2010 financial statements, management identified a misclassification of $10.5 million of gross intangible asset value and $1.2 million in accumulated amortization between the trade name and beneficial leases columns within the presentation of the 2010 table of intangible assets subject to amortization.   The presentation of the 2010 table of intangible assets subject to amortization presented above has been adjusted to reflect this correction.  This correction only affects the presentation of the above table and does not have any effect to the balances or activity presented on our consolidated balance sheets or consolidated statements of operations, respectively.

We have intangible assets other than goodwill that are subject to amortization which are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our option fee and other intangible assets over 10 years.  For the years ended December 31, 2011, 2010, and 2009, our amortization expense was $2.4 million, $2.6 million, and $2.7 million, respectively.  The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2012	$2,433
2013	2,258
2014	2,000
2015	1,882
2016	1,624
Thereafter	7,802
Total future amortization expense	$17,999

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Malulani Investments, Limited and Rialto Distribution as described below.  As of December 31, 2011 and 2010, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2011	2010
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,586	4,580
205-209 East 57th Street Associates, LLC	25.0%	33	--
Mt. Gravatt	33.3%	6,220	5,835
Total		$7,839	$10,415

For the years ending December 31, 2011, 2010, and 2009, we recorded our earnings (loss) from our unconsolidated joint ventures and entities as follows (dollars in thousands):

	December 31,
	2011	2010	2009
Rialto Distribution	$383	$286	$(1,065)
Rialto Cinemas	(72)	64	138
205-209 East 57th Street Associates, LLC	33	89	153
Mt. Gravatt	1,038	906	891
Total investor share of earnings	1,382	1,345	117
Rialto Cinemas impairment recorded at investor level	(2,935)	-	-
Total equity earnings (loss)	$(1,553)	$1,345	$117

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”).  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  A gain on the transfer of our ownership interest in MIL of $268,000 was recognized during 2009 as a result of this transaction.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will receive any distributions from this tail interest.  During 2011 and 2010, we received $191,000 and $635,000 in interest on the promissory note and, on June 14, 2011, we received $6.8 million with respect to the principal and interest owed on this note.  We believe that further amounts are owed under the note and we have begun litigation to collect such amounts.  Any further collections will be recognized when received.

Rialto Distribution

Effective October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution.  Rialto Distribution, an unconsolidated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  We own an undivided 1/3 interest in the assets and liabilities of the joint venture.  Prior to January 1, 2010, we treated our interest as an equity method interest in an unconsolidated joint venture.  However, during 2009, the reporting company of Rialto Distribution reported a net loss of $2.2 million (NZ$3.2 million).  Our share of this loss was $734,000 (NZ$1.1 million).  Due to this significant loss, we determined that the goodwill associated with Rialto Distribution’s investment in the film distribution business was fully impaired.  Therefore, we recorded our share of the impairment loss of $331,000 (NZ$434,000) as a part of our equity losses resulting in a net zero balance at December 31, 2009.  As of January 1, 2010, we treat our interest as a cost method interest in an unconsolidated joint venture.  For the years ended December 31, 2011 and 2010, we received $383,000 (NZ$500,000) and $286,000 (NZ$400,000), respectively, in distributions from our interest in Rialto Distribution which we recorded as earnings at the time of receipt.

Rialto Cinemas

Effective October 1, 2005, we purchased, indirectly, beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million).  Rialto Entertainment was at the time of purchase a 50% joint venture partner with Village and Sky in Rialto Cinemas, the largest art cinema circuit in New Zealand.  The Village and Sky ownership interest have subsequently been sold to Greater Union, an Australian based cinema chain operator.  We own an undivided 50% interest in the assets and liabilities of the joint venture and treat our interest as an equity method interest in an unconsolidated joint venture. Subsequent to the February 22, 2011 earthquake in Christchurch, the joint venture determined they would seek to terminate the Christchurch cinema lease (see Note 27 – Casualty Loss).  As of December 31, 2011, following the closure of three cinemas with 15 screens, the joint venture owned two cinemas with 13 screens in the New Zealand cities of Auckland and Dunedin.  As part of our investment impairment analysis for 2011, we determined that the value of our investment was impaired.  For this reason, we recorded an impairment charge to our investment in Rialto Cinemas of $2.9 million (NZ$3.8 million) during December 31, 2011 and included it in our equity loss from unconsolidated joint ventures and entities for the year ended December 31, 2011.

205-209 East 57th Street Associates, LLC

We own a non-managing 25% membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.

The only retail condominium was sold in February 2009 for approximately $3.8 million.  Based on the closing statements of the sale, our share of the sales proceeds was approximately $900,000 and earnings of $304,000.  On April 11, 2009, we received $1.2 million relating to our investment in the Place 57 joint venture representing a return of substantially all of our initial investment.  During the fourth quarter of 2010, the last residential condominium was sold for $900,000 from which we recorded earnings of $64,000 and received distributions totaling $293,000.  No further significant income activity is expected from this investment.

Mt. Gravatt

We own an undivided 1/3 interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheets and statements of operations of Mt. Gravatt are as follows (dollars in thousands):

Mt. Gravatt Condensed Balance Sheet Information
	December 31,
	2011	2010
Current assets	$1,935	$1,850
Noncurrent assets	3,832	3,021
Current liabilities	846	855
Noncurrent liabilities	60	74
Members’ equity	4,861	3,942

Mt. Gravatt Condensed Statements of Operations Information
	December 31,
	2011	2010	2009
Total revenue	$14,097	$12,909	$11,244
Net income	3,045	2,711	2,629

Berkeley Cinemas – Botany

We previously had investments in three joint ventures with Everard Entertainment Ltd in New Zealand.  On June 6, 2008, we sold our last investment in these joint ventures of the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a net gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million).  With the sale of the cinema, our unconsolidated joint venture debt decreased by $3.2 million (NZ$4.2 million).  During 2010, we finalized our claims regarding the sale of this cinema resulting in an additional gain on sale of $384,000 (NZ$554,000) for the year ended 2010 included in other income on our Consolidated Statement of Operations.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, these financials only exclude Rialto Distribution (dollars in thousands):

Condensed Balance Sheet Information
	December 31,
	2011	2010
Current assets	$5,245	$5,081
Noncurrent assets	6,611	6,067
Current liabilities	3,031	2,826
Noncurrent liabilities	723	727
Members’ equity	8,102	7,595

Condensed Statements of Operations Information
	December 31,
	2011	2010	2009
Total revenue	$28,017	$24,944	$23,512
Net income	4,021	4,779	3,726

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	December 31,			December 31,
	2011	2010
	Interest	Interest		2011	2010
Name of Note Payable or Security	Rate	Rate	Maturity Date	Balance	Balance
BOSI Australian Corporate Credit Facility	-	6.31%	June 30, 2011	$--	$101,726
NAB Australian Corporate Term Loan	7.20%	-	June 30, 2014	88,671	--
NAB Australian Corporate Revolver	7.20%	-	June 30, 2014	--	--
Australian Shopping Center Loans	-	-	2011-2014	384	633
New Zealand Corporate Credit Facility	4.15%	4.75%	March 31, 2015	21,854	20,370
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Cinema 1, 2, 3 Term Loan	6.73%	6.73%	July 01, 2012	15,000	15,000
US GE Capital Term Loan	5.50%	5.50%	December 01, 2015	32,188	37,500
US Liberty Theaters Term Loans	6.20%	6.20%	April 01, 2013	6,583	6,727
US Nationwide Loan 1	8.50%	8.50%	February 21, 2013	597	730
US Nationwide Loan 2	-	8.50%	February 21, 2011	--	1,839
US Sanborn Note	7.00%	-	January 31, 2012	250	--
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 01, 2015	7,174	7,383
Total				$209,614	$228,821

Australia

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

The new three-tiered credit facility from NAB (the “NAB Credit Facility”) has a term of three years, due and payable June 30, 2014, and comprised of a term loan with a December 31, 2011 balance of $88.7 million (AUS$86.5 million); a $10.3 million (AUS$10.0 million) revolving facility for which we do not have a balance at December 31, 2011; and a $5.1 million (AUS$5.0 million) guarantee facility.  This loan to Reading Entertainment Australia commenced on June 24, 2011 with an interest rate of between 2.90% and 2.15% above the BBSY bid rate.  This credit facility is secured by substantially all of our cinema assets in Australia and is only guaranteed by several of our wholly owned Australian subsidiaries.  The NAB Credit Facility requires annual principal payments of between $7.2 million (AUS$7.0 million) and $9.2 million (AUS$9.0 million) which we anticipate will be paid from Reading Entertainment Australia operating cash flows.  The covenants of the NAB Credit Facility include a fixed charge coverage ratio, a debt service cover ratio, an operating leverage ratio, a loan to value ratio, and other financial covenants.  Additionally, the NAB Credit Facility allows us to transfer only $4.1 million (AUS$4.0 million) per year outside of Australia.  On August 2, 2011, we paid down our NAB revolver by $9.7 million (AUS$9.0 million) resulting in a zero balance on that date.

In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement which swaps 100% of our $88.7 million (AUS$86.5 million) variable rate term loan (decreasing in line with scheduled principal repayments) based on BBSY, for a 5.50% fixed rate.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.

Australian Shopping Center Loans

As part of the acquisition of the Anderson Circuit, in July 2004, we assumed the three loans on the properties of Epping, Rhodes, and West Lakes.  The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $256,000 (AUS$250,000) per year.  The balance of these loans at December 31, 2011 and 2010 was $384,000 (AUS$375,000) and $633,000 (AUS$625,000), respectively.  Early repayment is possible without penalty.  The only recourse on default of these loans is the security on the properties.  In 2009, we did not pay $22,000 (AUS$25,000) of principal payments on the West Lakes loan due to a dispute that we had with the landlord.  During 2010, we resolved the dispute and paid $51,000 (AUS$51,000) in principal payments on this loan.  During 2011, we paid $256,000 (AUS$200,000) in principal payments on this loan.

New Zealand

New Zealand Corporate Credit Facility

During May 2009, we extended the term of our New Zealand facility to March 31, 2012 and reduced the available borrowing amount to $35.6 million (NZ$45.0 million).  The drawn balance of this loan was $21.9 million (NZ$28.0 million) at December 31, 2011.  We recorded $33,000 (NZ$45,000) in deferred financing costs associated with this term extension which we amortize over the remaining life of the loan.  The margin on the facility was increased to 1.45% from 1.00% and the line of credit charge increased to 0.30% from 0.20%.  The loan comes due on March 31, 2012.  The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries.  The facility includes various affirmative and negative financial covenants designed to protect the bank’s security regarding capital expenditures and the repatriation of funds out of New Zealand.  Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent.

As indicated above, the term of this facility with Westpac Bank was due to mature on March 31, 2012.   On February 8, 2012, we received an approved amendment from Westpac renewing our existing $35.1 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility.  The renewed facility calls for a decrease in the overall facility by $3.9 million ($5.0 million) to $31.2 million (NZ$40.0 million), an increase in the facility margin of 0.55% to 2.0%, and the line of credit charge increase from 0.30% to 0.40%.  No other significant changes to the facility were made (see Note 28 – Subsequent Events).  Accordingly, the December 31, 2011 outstanding balance of this debt of $21.9 million (NZ$28.0 million) is classified as long-term on our balance sheet.

Domestic

Trust Preferred Securities

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheet.  The interest on the notes and preferred dividends on the trust securities carry a fixed rate for five years of 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a contractual obligation to pay $270,000 in December 2014.

The private placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the years ended December 31, 2011, 2010, and  2009, we paid $2.5 million, $2.5 million, and $3.6 million, respectively, in preferred dividends to the unrelated investors that are included in interest expense.  At December 31, 2011 and 2010, we had preferred dividends payable of $416,000 in each of the two years.  Interest payments for this loan are required every three months.

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

As the loan is due to mature on July 1, 2012, the December 31, 2011 outstanding balance of this debt of $15.0 million is classified as current on our balance sheet.  We intend to either refinance the property’s debt with similar financing or sell the property and use the proceeds to pay off the loan.

GE Capital Term Loan

In connection with the Consolidated Entertainment acquisition, on February 21, 2008, our wholly-owned subsidiary, Consolidated Amusement Theatres, Inc., (now renamed Consolidated Entertainment, Inc.) as borrower (“Borrower”), and Consolidated Amusement Holdings, Inc. (“Holdings”) entered into a Credit Agreement with General Electric Capital Corporation (“GE”) as lender and administrative agent, and GE Capital Markets, Inc. as lead arranger, which provides Borrower with a senior secured credit facility of up to $55.0 million in the aggregate, including a revolving credit facility of up to $5.0 million including a $1.0 million sub-limit for letters of credit  (the “Credit Facility”).  The initial borrowings under the Credit Facility were used to finance, in part, our acquisition of the theaters and other assets.  We were able to borrow additional amounts under the Credit Facility for other acquisitions as permitted under the Credit Facility (and to pay any related transaction expenses), and for ordinary working capital and general corporate needs of Borrower, subject to the terms of the Credit Facility.  At that time, we incurred deferred financing costs of $2.6 million related to our borrowings under this Credit Facility.  The Credit Facility was due to expire on February 21, 2013 and was secured by substantially all the assets of Borrower and Holdings.  During 2010 and 2009, Borrower voluntarily paid down on the loan balance by $3.2 million and $8.3 million, respectively.  On December 1, 2010, GE Capital amended and restated our GE Capital Term Loan agreement (the “revised Credit Facility”), lending to Borrower an additional $8.0 million and extending the loan expiration date to December 1, 2015.  We incurred deferred financing costs of $1.1 million related to our additional borrowings under the revised Credit Facility.

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

The revised Credit Facility contains other customary terms and conditions, including representations and warranties, affirmative and negative covenants, events of default and indemnity provisions.  Such covenants, among other things, limit Borrower's ability to incur indebtedness, incur liens or other encumbrances, make capital expenditures, enter into mergers, consolidations and asset sales, engage in transactions with affiliates, pay dividends or other distributions and change the nature of the business conducted by Borrower.  Additionally, the Credit Facility limits the use of our cash outside of the subsidiary without the prior approval of GE.

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

US Nationwide Loan 1

On February 22, 2008, we acquired 15 motion picture theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million a transaction referred to as the “Pacific Theaters Acquisition.”  The Seller’s affiliate, Nationwide Theatres Corp (“Nationwide”), provided $21.0 million of acquisition financing evidenced by a five-year promissory note (the “Nationwide Note 1”) of Reading Consolidated Holdings, Inc., our wholly owned subsidiary (“RCHI”), maturing on February 21, 2013.

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

The Nationwide Note 1 was subject to certain purchase price related adjustments.  At December 31, 2011, these adjustments have resulted in a net reduction in principal of $20.4 million comprised of a reduction in the amount of $6.3 million in 2008, a further reduction of $226,000 during the first quarter of 2009, an additional advance of $3.0 million in 2009 (such advance was used to pay down a portion of the GE Capital Term Loan discussed above), a $4.4 million reduction during the first quarter of 2010 in which Nationwide Theaters Corp. and Reading agreed to reduce the seller’s note, and finally a $12.5 million reduction in September 2010.  As a result of these reductions, the principal balance of the notes at December 31, 2011 was $597,000.

US Nationwide Loan 2

In connection with the Pacific Theaters Acquisition, the Sellers also committed to loan to RDI up to $3.0 million in two draws of $1.5 million each, one of which was drawn on July 21, 2008 and the other of which may have been drawn on or before July 31, 2009.  During 2010, as part of the $4.4 million note reduction of the US Nationwide Loan 1, we waived our right to draw on the second $1.5 million.  The existing $1.5 million loan bore an interest rate of 8.50%, compounded annually.  The loan and accrued interest were due and payable, in full, on February 21, 2011, subject to our right to prepay the loan without premium or penalty.  Pursuant to the terms of this note, we paid off this loan of $1.5 million with its $359,000 of accrued interest on February 21, 2011.

Sutton Hill Capital Notes 1 & 2

As part of the negotiation of the Village East Lease (see Note 26 – Related Parties and Transactions), we paid off the Sutton Hill Capital (“SHC”) Note 1 of $5.0 million on June 30, 2010 and renegotiated the SHC Note 2 for $9.0 million.  Under the new terms of the SHC Note 2, the loan has a variable annual rate equal to a Five-Year Constant Maturity United States Treasury Note rate plus 575 basis points, subject to a minimum rate of 8.25% and a maximum rate of 10% and the note matures on December 31, 2013.  No interim principal payments are required and the balance of the note is payable upon maturity.  No other covenants are required for this loan.  This loan is unsecured.

Union Square Theatre Term Loan

On April 30, 2010, we refinanced the loan secured by our Union Square property with another lender.  The new loan for $7.5 million has a five-year term with a fixed interest rate of 5.92% per annum and an amortization payment schedule of 20 years with a balloon payment of approximately $6.4 million at the end of the loan term.

Bank of America Line of Credit

On August 18, 2011, Bank of America renewed its $3.0 million line of credit (“LOC”) to RDI.  The agreement is in effect till August 31, 2012 and is potentially renewable at that date.  The LOC carries an interest rate equal to BBA LIBOR floating plus 350 basis points margin.  During 2011, we used $2.5 million of this LOC as a construction loan guarantee for our Mosaic cinema project in the greater Washington D.C. metropolitan area.  The remaining balance of $500,000 is undrawn at December 31, 2011.

Summary of Notes Payable

Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2012	$29,630
2013	40,216
2014	69,159
2015	42,696
2016	--
Thereafter	27,913
Total future principal loan payments	$209,614

Since approximately $110.9 million of our total debt of $209.6 million at December 31, 2011 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

Note 13 – Derivative Instruments

We are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of the interest rate swap.  In the case of our Australian borrowings, we are presently required to swap no less than 75% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations.  In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement, which swaps 100% of our variable rate term loan based on BBSY for a 5.50% fixed rate loan which steps down commensurate with the payments of the loan balance.  At the time of entering into this NAB swap, our existing BOSI swap was “in-the-money” by $160,000.  In lieu of a cash payment for the in-the-money BOSI swap, we negotiated a slightly lower fixed swap rate by 0.05% for our new NAB fixed rate swap.   As of December 1, 2010, under the amended GE Capital Term Loan, we are required to swap no less than 50% of the original loan balance on that date of $37.5 million for the first three years of the loan.  We elected to swap 100% of the original loan balance and have contracted for balance step-downs that correspond with the loan’s principal payments through December 31, 2013.  On December 3, 2010, as part of amending our GE Capital loan, we were required to cancel the existing $29.5 million hedge and replace it for a cost of $368,000.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2011:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$33,750,000	1.340%	0.580%	December 31, 2013
Interest rate swap	$88,671,000	5.500%	4.550%	June 30, 2016

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $5.0 million increase to interest expense during 2011, a $284,000 decrease to interest expense during 2010, and a $1.4 million decrease to interest expense during 2009.  At December 31, 2011, we recorded the fair market value of an interest rate swap of $4.7 million as an other long-term liability.  At December 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $446,000 as other long-term assets and an interest rate swap of $181,000 as an other long-term liability.  In accordance with FASB ASC 815-20, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(1,391)	$(1,566)	$10,870
Foreign	(147)	2,451	(2,821)
Income (loss) before income tax benefit (expense), equity earnings (loss) of unconsolidated joint ventures and entities, and discontinued operations	$(1,538)	$885	$8,049
Net income attributable to noncontrolling interests:
United States	(604)	(309)	(359)
Foreign	(336)	(307)	(29)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	33	86	421
Foreign	(1,585)	1,259	(36)
Gain on sale of discontinued operation:
United States	-	-	-
Foreign	1,656	-	-
Income (loss) before income tax expense	$(2,374)	$1,614	$8,046

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income tax expense (benefit)
Federal	$1,332	$7,730	$690
State	531	5,239	320
Foreign	1,067	1,295	942
Total	2,930	14,264	1,952
Deferred income tax expense (benefit)
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
Total	--	--	--
Increase (decrease) in valuation allowance
Federal	--	--	--
State	--	--	--
Foreign	(15,260)	--	--
Total	(15,260)	--	--
Total income tax expense (benefit)	$(12,330)	$14,264	$1,952

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets and Liabilities	2011	2010
Deferred Tax Assets:
Net operating loss carry forwards	$35,455	$37,824
Impairment reserves	1,764	961
Alternative minimum tax carry forwards	2,993	2,993
Installment sale of cinema property	2,929	5,070
Deferred revenue and expense	6,378	3,806
Acquired and option properties	2,924	1,555
Other	402	2,304
Net deferred tax assets before valuation allowance	52,845	54,513
Valuation allowance	(38,461)	(54,513)
Net deferred tax asset	$14,384	$--

In accordance with FASB ASC 740-10 – Income Taxes (“ASC 740-10”), we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  ASC 740-10 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for the U.S., Puerto Rico, and New Zealand, as of December 31, 2011, we recorded a valuation allowance of $38.7 million. After consideration of a number of factors for the Reading Australia group, including its recent history of financial income, its expected future earnings, the increase in market value of its real estate assets, and having executed a credit facility of over $100 million to resolve potential liquidity issues, the Company determined as of July 1, 2011 that it is more likely than not that deferred tax assets in Reading Australia group will be realized. Accordingly, we reversed the full valuation allowance in Australia, resulting in a net deferred tax asset of $14.4 million as of December 31, 2011, with approximately $2.0 million classified as current and $12.4 million as non-current.

As of December 31, 2011, we had U.S. net operating loss carry forwards of $33.4 million, of which $26.1 million expire between 2025 and 2030, while $7.3 million expire between 2030 and 2035.

In addition to the above net operating loss carry forwards having expiration dates, we have the following carry forwards that have no expiration date at December 31, 2011:

•	approximately $2.9 million in U.S. alternative minimum tax credit carry forwards;

•	approximately $45.9 million in Australian loss carry forwards; and

•	approximately $15.8 million in New Zealand loss carry forwards.

We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future.  We have approximately $14.1 million in Puerto Rico loss carry forwards expiring no later than 2018.  No material future tax benefits from Puerto Rico loss carry forwards can be recognized by the Company unless it re-enters the Puerto Rico market.

We expect no other substantial limitations on the future use of U.S. or foreign loss carry forwards except as may occur for certain losses occurring in New Zealand related to the Landplan operations, which may only be used to offset income and gains from those particular activities, and cannot be shared with their respective consolidated group.

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

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Expected tax provision (benefit)	$(831)	$554	$2,817
Increase (decrease) in tax expense resulting from:
Change in valuation allowance	(15,260)	(5,595)	(4,509)
Expired foreign loss carry forward	1,100	1,816	1,847
Foreign tax provision	1,067	1,291	942
Tax effect of foreign tax rates on current income	24	(240)	528
State and local tax provision	361	440	320
Tax/Audit Litigation Settlement	1,375	12,528	--
Effect of tax rate change	--	3,422	--
Other items	(166)	48	7
Actual tax provision (benefit)	$(12,330)	$14,264	$1,952

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia consolidated group of subsidiaries as of December 31, 2011.  There is no withholding tax on dividends paid by an Australian company to its 80% or more U.S. public company shareholder, thus we  have not provided foreign withholding taxes for these current retained earnings. We believe the U.S. tax impact of a dividend from our Australian subsidiary, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of December 31 2011.

We have accrued $27.3 million in income tax liabilities as of December 31, 2011, of which $14.9 million has been classified as income taxes payable and $12.4 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $9.8 million in connection with the “Tax/Audit Litigation” matter which has now been settled (see Note 19 – Commitments and Contingencies).  As part of noncurrent tax liabilities, we have accrued an additional $10.0 million related to the “Tax Audit/Litigation” matter. Amounts assessed by IRS and expected to be assessed by state income tax agencies in connection with the “Tax Audit/Litigation” matter are  no longer recorded under the cumulative probability approach prescribed by FASB ASC 740-10-25 but are  recorded as a fixed and determinable liability.  We believe the $27.3 million in tax liabilities represents an adequate provision for our income tax exposures.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ending December 31, 2011, December 31, 2010, and December 31, 2009 (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits – gross beginning balance	$8,058	$11,412	$11,271
Gross increases – prior period tax provisions	--	--	92
Gross decreases – prior period tax positions	--	--	--
Gross increases – current period tax positions	151	405	219
Settlements	(6,235)	(3,189)	--
Statute of limitations lapse	--	(570)	(170)
Unrecognized tax benefits – gross ending balance	$1,974	$8,058	$11,412

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

We recorded an increase to our gross unrecognized tax benefits of approximately $0.2 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2009 to December 31, 2009, and the total balance at December 31, 2009 was approximately $15.3 million (of which approximately $3.8 million represents IRS interest).  Of the $11.4 million gross unrecognized tax benefit at December 31, 2009, $3.2 million would impact the effective tax rate if recognized.  We further recorded a reduction to our gross unrecognized tax benefits of approximately $3.4 million and an increase to tax interest of approximately $8.8 million during the period January 1, 2010 to December 31, 2010, and the total balance at December 31, 2010 was approximately $20.6 million (of which approximately $12.6 million represents IRS interest).  Having settled the Tax Audit/Litigation matter described in Note 19 – Commitments and Contingencies, we further recorded a net reduction to our gross unrecognized tax benefits of approximately $6.1 million and a reduction to tax interest of approximately $10.4 million during the period January 1, 2011 to December 31, 2011, resulting in a total balance at December 31, 2011 of approximately $4.1 million, consisting of $1.9 million tax and $2.2 million interest.  Of the $4.4 million gross unrecognized tax benefit at December 31, 2011, approximately $3.0 million would impact the effective tax rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $0.5 million to $1.5 million.  The reasons for such change include but are not limited to tax positions expected to be taken during 2011, reevaluation of current uncertain tax positions, and expiring statutes of limitations.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2007 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 19 – Commitments and Contingencies.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2006 and afterward remain open for examination as of December 31, 2011.

Note 15 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2011	2010
Current liabilities
Security Deposit Payable	137	141
Other current liabilities	$137	$141
Other liabilities
Foreign Withholding Taxes	$6,212	$5,944
Straight-line Rent Liability	8,067	7,559
Related Party Lease Liability	5,746	5,637
Environmental Reserve	1,656	1,656
Accrued Pension	4,289	4,406
Interest Rate Swap	4,722	181
Acquired Lease Liability	2,742	3,264
Other Payable	1,243	2,603
Other	962	945
Other liabilities	$35,639	$32,195

Village East Purchase Option

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  Because our Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, is also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $5.6 million presented under other liabilities which accretes up to the $5.9 million liability till July 1, 2013 (see Note 26 – Related Parties and Transactions).

Note 16 – Fair Value of Financial Instruments

In September 2006, FASB issued ASC 820-10.  ASC 820-10 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required.  ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  We adopted the provisions of ASC 820-10 as of January 1, 2008, for financial instruments.  Although the adoption of ASC 820-10 has not materially impacted our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

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

Level 3 Fair Value Measurements – Impaired Property – For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics.  For the years ended December 31, 2011, 2010, and 2009, the fair value of our impaired properties was estimated to be $1.9 million, $1.8 million, and $4.5 million, respectively, which we used to record our impairment expense and was based on level 3 inputs in developing management’s estimate of fair value.  For the year ended December 31, 2011, the fair value of our Rialto Cinemas investment was $1.6 million (NZ$2.0 million) resulting in an impairment charge of $2.9 million (NZ$3.8 million).

As of December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less where the carrying value approximates fair value.  Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future expected cash receipts or payments that would occur if variable interest rate fell above or below the strike rate of the interest rate swap agreement.  The variable interest rates used in the calculation of projected receipts or payments on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2011 and 2010, respectively (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2011	2010	2011	2010
Investment in marketable securities	1	$2,874	$2,985	$2,874	$2,985
Interest rate swaps asset	2	$--	$446	$--	$446
Interest rate swaps liability	2	$4,722	$181	$4,722	$181

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at December 31, 2011and 2010 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2011	2010	2011		2010
Cash	$31,597	$34,568		$31,597		$34,568
Accounts receivable	$6,973	$5,470		$6,973		$5,470
Restricted cash	$2,379	$2,159		$2,379		$2,159
Accounts and film rent payable	$23,067	$21,687		$23,067		$21,687
Notes payable	$172,701	$191,908		$166,152		$173,142
Notes payable to related party	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt	$27,913	$27,913		$20,544		$18,241
Investment in Marketable Securities	$2,874	$2,985		$2,874		$2,985
Interest rate swaps asset	$--	$446		$--		$446
Interest rate swaps liability	$4,722	$181		$4,722		$181

For purposes of this fair value disclosure, we based our fair value estimate for notes payable and subordinated debt on our internal valuation whereby we apply the discounted cash flow method to our expected cash flow payments due under our existing debt agreements based on a representative sample of our lenders’ market interest rate quotes as of December 31, 2011 and 2011, respectively, for debt with similar risk characteristics and maturities.

Note 17 – Lease Agreements

Most of our cinemas conduct their operations in leased facilities.  Thirteen of our eighteen operating multiplexes in Australia, four of our eight cinemas in New Zealand, and all but one of our cinemas in the United States are in leased facilities.  These cinema leases have remaining terms inclusive of options of 1 to 39 years.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenue with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance, and other costs applicable to the property.  We also lease office space and equipment under non-cancelable operating leases.  All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities that require capitalization.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Base rent expense and contingent rental expense under the operating leases totaled approximately $31.2 million and $1.6 million for 2011, respectively; $30.9 million and $1.1 for 2010, respectively; and $27.5 million and $794,000 for 2009, respectively.  Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2011 (dollars in thousands):

	Minimum Ground	Minimum Premises	Total Minimum
	Lease Payments	Lease Payments	Lease Payments
2012	$3,160	$27,957	$31,117
2013	3,216	25,196	28,412
2014	2,131	22,929	25,060
2015	1,095	19,950	21,045
2016	1,129	18,449	19,578
Thereafter	16,472	60,470	76,942
Total minimum lease payments	$27,203	$174,951	$202,154

Since approximately $86.4 million of our total minimum lease payments of $202.2  million as of December 31, 2011 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.  See Note 26 – Related Parties and Transactions for the amount of leases associated with any related party leases.

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

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with FASB ASC 715-30-05 – Defined Benefit Pension Plans (“ASC 715-30-05”), the initial pension benefit obligation of $2.7 million was included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income on March 1, 2007 (see Note 24 – Comprehensive Income (Loss)).  The initial benefit obligation was based on a discount rate of 5.75% and a compensation increase rate of 3.5%.  The $2.7 million is being amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the years ended December 31, 2011, 2010, and 2009, we recognized $195,000, $200,000, and $160,000, respectively, of interest cost and $304,000 of amortized prior service cost per year.  For the years ended December 31, 2011 and 2010, we recognized $24,000 and $0 of amortized net gains.  The balance of the other liability for this pension plan was $3.5 million and $3.8 million at December 31, 2011 and 2010, respectively, and the accumulated unrecognized prior service costs included in other comprehensive income balance was $1.2 and $2.1 million at December 31, 2011 and 2010, respectively.  The December 31, 2011 and 2010 values of the SERP are based on a discount rate of 5.10% and 6.25%, respectively and an annual compensation growth rate of 3.50% per year.

The change in the SERP pension benefit obligation and the funded status for the year ending December 31, 2011 and 2010are as follows (dollars in thousands):

For the year ending
Change in Benefit Obligation	December 31, 2011
Benefit obligation at January 1, 2011	$3,820
Interest cost	195
Actuarial gain	(504)
Benefit obligation at December 31, 2011	3,511
Funded status at December 31, 2011	$(3,511)

For the year ending
Change in Benefit Obligation	December 31, 2010
Benefit obligation at January 1, 2010	$3,428
Interest cost	200
Actuarial gain	192
Benefit obligation at December 31, 2010	3,820
Funded status at December 31, 2010	$(3,820)

Amount recognized in balance sheet consists of (dollars in thousands):

	At December 31, 2011	At December 31, 2010
Noncurrent assets	$--	$--
Current liabilities	10	9
Noncurrent liabilities	3,501	3,811

Items not yet recognized as a component of net periodic pension cost consist of (dollars in thousands):

	At December 31, 2011	At December 31, 2010
Unamortized actuarial (gain) loss	$(14)	$514
Prior service costs	1,234	1,538
Accumulated other comprehensive loss	$1,220	$2,052

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (dollars in thousands):

Net periodic benefit cost	From January 1, 2011 to December 31, 2011	From January 1, 2010 to December 31, 2010
Service cost	$--	$--
Interest cost	195	200
Expected return on plan assets	--	--
Amortization of prior service costs	304	304
Amortization of net gain	24	--
Net periodic benefit cost	$523	$504
Other changes in plan assets and benefit obligations
recognized in other comprehensive income
Net (gain) loss	$(504)	$192
Prior service cost	--	--
Amortization of prior service cost	(304)	(304)
Amortization of net gain	(24)	--
Total recognized in other comprehensive income	$(832)	$(112)
Total recognized in net periodic benefit cost and other
comprehensive income	$(309)	$392

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $0 and $304,000, respectively.

The following weighted average assumptions were used to determine the plan benefit obligations at December 31, 2011 and 2010:

	2011	2010
Discount rate	4.25%	5.10%
Rate of compensation increase	3.50%	3.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended December 31, 2011 and 2010:

	2011	2010
Discount rate	5.10%	5.85%
Expected long-term return on plan assets	0.00%	0.00%
Rate of compensation increase	3.50%	3.50%

Other Pension Liabilities

In addition to the aforementioned SERP, Mr. S. Craig Tompkins has a vested interest in the pension plan originally established by Craig Corporation prior to its merger with our company of $195,000 and $194,000 at December 31, 2011 and 2010, respectively.  The balance accrues interest at 30 day LIBOR and is maintained as an unfunded Executive Pension Plan obligation included in other liabilities.  Mr. Tompkins will be paid the balance of this pension once he no longer provides services to the Company.  Additionally, as part of his employment agreement, Mr. John Hunter, our Chief Operating Officer, has a vested interest in a pension plan that currently accrues $200,000 per year and had a balance of $583,000 and $392,000 at December 31, 2011 and 2010, respectively.  Mr. Hunter will be paid the balance of his pension on the last day of his employment with the Company.

The benefit payments for all of our pensions, which reflect expected future service, as appropriate, are expected to be paid over the following periods (dollars in thousands):

Pension Payments
2012	$10
2013	20
2014	30
2015	40
2016	50
Thereafter	4,139
Total pension payments	$4,289

Note 19 - Commitments and Contingencies

Unconsolidated Joint Venture Loans

The following section describes any loans associated with our investments in unconsolidated joint ventures.  As these investments are unconsolidated, any associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2011.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution.  We are the 33.3% co-owners of the assets of Rialto Distribution.  At December 31, 2011 and 2010, the total line of credit was $1.6 million (NZ$2.0 million) and $1.5 million (NZ$2.0 million), respectively, and had an outstanding balance of $663,000 (NZ$850,000) and $653,000 (NZ$850,000), respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) has examined the tax return of Reading Entertainment Inc. (“RDGE”) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997.  These companies are both now wholly owned subsidiaries of the Company, but for the time periods under audit, were not consolidated with the Company for tax purposes.

CRG and the IRS agreed to compromise the claims made by the IRS against CRG and the Tax Court’s order was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its claimed adjustment to income.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group was to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000 and increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of January 6, 2011.  On October 26, 2011, CRG reached an agreement with the IRS for an installment plan to pay off this federal tax liability, including additional interest accruals at the prescribed IRS floating rate.  The agreement requires monthly payments of $290,000 over a period of approximately five years.  As of December 31, 2011, after the payments made during 2011, the remaining federal tax obligation was $4.3 million in tax plus $9.2 million in interest.  Of the $13.5 million owed under the installment agreement as of December 31, 2011, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.

The impact of the settlement upon the state taxes of the Reading consolidated group, if the adjustment to income agreed with the IRS were reflected on state returns, would be an obligation of approximately $1.4 million in tax plus interest and potential penalty.  CRG’s 1997 tax year remains open with respect to CRG’s potential tax liability to the State of California.  As of December 31, 2011, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed when a deficiency is asserted.

In 2011, the Company claimed federal and state tax deductions for interest owed to the IRS and to state tax agencies, plus an additional federal deduction for taxes owed to state tax agencies.

The decision to settle was based on various business considerations, the most prominent of which was the potential size of an adverse judgment (some $63.0 million net federal tax liability, including interest, if the case had remained unsettled as of December 31 2011), plus state liabilities and the direct costs of trial.

Prior to the settlement, we had accrued $6.6 million in accordance with the cumulative probability approach prescribed in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740-10-25 – Income Taxes.  As a result of the settlement, we recorded an additional federal and state tax expense of $12.1 million for the year ended December 31, 2010 to increase our reserve for uncertain tax positions.

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

In connection with the development of our 50.6 acre Burwood site, it will be necessary to address certain environmental issues.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2011, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $12.5 million (AUS$12.2 million) and as of that date we had incurred a total of $8.5 million (AUS$8.3 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as it is anticipated that much of the work will be done in connection with the excavation and other development activity already contemplated for the property.

Note 20 – Noncontrolling interests

As of December 31, 2011, the noncontrolling interests in our consolidated subsidiaries are comprised of the following:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of iDNA

•	25% noncontrolling interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC

The components of noncontrolling interest are as follows (dollars in thousands):

	December 31,
	2011	2010
AFC LLC	$1,125	$681
Australian Country Cinemas	360	162
Elsternwick unincorporated joint venture	--	176
Sutton Hill Properties	(250)	(167)
Noncontrolling interests in consolidated subsidiaries	$1,235	$852

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	December 31,
	2011	2010	2009
AFC LLC	$909	$546	$606
Australian Country Cinemas	311	249	152
Elsternwick unincorporated joint venture	25	59	34
Landplan	--	--	(157)
Sutton Hill Properties	(305)	(238)	(247)
Net income attributable to noncontrolling interests	$940	$616	$388

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

2011 Common Stock Activity

During 2011, we issued 174,825 of Class A Nonvoting shares to certain executive employee associated with his prior years’ stock grants.

During 2011, we purchased 172,300 of Class A Nonvoting shares on the open market for $747,000.

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

Note 22 – Business Segments and Geographic Area Information

During 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property by eliminating the intersegment revenue and expense relating to the intercompany rent, and transferring the third party lease costs from the real estate segment to the cinema exhibition segment.  This change in management’s structure of the reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for 2010 and 2009, respectively.  The retroactive presentation in 2009 segment results decreased intersegment revenue and expense for the intercompany rent by $4.4 million and transferred the third party lease costs from the real estate segment to the cinema exhibition segment.  The overall results of these changes decreased real estate segment revenue and expense by $4.4 million for the year ended December 31, 2009.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $4.4 million on our Consolidated Statements of Operations for the year ended December 31, 2009.

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2011 (dollars in thousands):

	Cinema	Real	Intersegment
Year Ended December 31, 2011	Exhibition	Estate	Eliminations	Total
Revenue	$225,849	$27,388	$(7,432)	$245,805
Operating Expense	189,647	10,419	(7,432)	192,634
Depreciation & amortization	11,842	4,809	--	16,651
Impairment expense	--	369	--	369
General & administrative expense	2,740	646	--	3,386
Segment operating income	$21,620	$11,145	$--	$32,765

	Cinema	Real	Intersegment
Year Ended December 31, 2010	Exhibition	Estate	Eliminations	Total
Revenue	$211,073	$25,512	$(6,466)	$230,119
Operating expense	178,261	9,221	(6,466)	181,016
Depreciation & amortization	10,559	4,640	--	15,199
Impairment expense	--	2,239	--	2,239
General & administrative expense	2,880	1,220	--	4,100
Segment operating income	$19,373	$8,192	$--	$27,565

	Cinema	Real	Intersegment
Year Ended December 31, 2009	Exhibition	Estate	Eliminations	Total
Revenue	$201,388	$20,867	$(5,241)	$217,014
Operating expense	165,708	7,591	(5,241)	168,058
Depreciation & amortization	10,816	3,686	--	14,502
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	--	3,217	--	3,217
Contractual commitment loss	--	1,092	--	1,092
General & administrative expense	2,645	1,063	--	3,708
Segment operating income	$22,219	$3,669	$--	$25,888

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011	2010	2009
Total segment operating income	$32,765	$27,565	$25,888
Non-segment:
Depreciation & amortization expense	309	715	666
General & administrative expense	14,046	13,684	13,851
Other operating income	--	--	(2,551)
Operating income	18,410	13,166	13,922
Interest expense, net	(21,038)	(12,286)	(14,572)
Other income (expense)	1,157	(347)	(2,013)
Gain (loss) on sale of assets	(67)	352	(2)
Income tax benefit (expense)	12,330	(14,264)	(1,952)
Equity earnings (loss) of unconsolidated joint ventures and entities	(1,552)	1,345	117
Income from discontinued operations	1,656	--	--
Gain on extinguishment of debt	--	--	10,714
Gain on sale of unconsolidated joint venture	--	--	268
Net income (loss)	$10,896	$(12,034)	$6,482
Net income attributable to noncontrolling interests	(940)	(616)	(388)
Net income (loss) attributable to Reading International, Inc. common shareholders	$9,956	$(12,650)	$6,094

Summary of assets:	2011	2010
Segment assets	$414,608	$406,569
Corporate assets	16,156	23,780
Total Assets	$430,764	$430,349

Summary of capital expenditures:	2011	2010	2009
Segment capital expenditures	$8,419	$18,942	$5,584
Corporate capital expenditures	957	429	102
Total capital expenditures	$9,376	$19,371	$5,686

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theaters and operating expense directly linked to our property assets.

The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2011	2010
Australia	$117,911	$121,403
New Zealand	33,322	33,809
United States	64,195	65,038
Total property and equipment	$215,428	$220,250

The following table sets forth our revenue by geographical area (dollars in thousands):

	December 31,
	2011	2010	2009
Australia	$111,568	$94,215	$80,848
New Zealand	22,247	25,338	22,776
United States	111,990	110,566	113,390
Total revenue	$245,805	$230,119	$217,014

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter
Revenue	$54,242	$67,174	$66,762	$57,627
Net income (loss)	$(2,247)	$17,613	$291	$(4,761)
Net income (loss) attributable to Reading International, Inc. shareholders	$(2,480)	$17,432	$38	$(5,034)
Basic earnings (loss) per share	$(0.11)	$0.76	$--	$(0.21)
Diluted earnings (loss) per share	$(0.11)	$0.76	$--	$(0.22)

2010
Revenue	$58,150	$57,032	$60,638	$54,299
Net income (loss)	$568	$(13,561)	$1,378	$(419)
Net income (loss) attributable to Reading International, Inc. shareholders	$353	$(13,714)	$1,242	$(531)
Basic earnings (loss) per share	$0.02	$(0.60)	$0.05	$(0.03)
Diluted earnings (loss) per share	$0.02	$(0.60)	$0.05	$(0.03)

Note 24 - Comprehensive Income (Loss)

US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net unrealized gains/(losses) on investments
Reclassification of realized gain on available for sale investments included in net income (loss)	$(25)	$--	$1,047
Unrealized loss on available for sale investments	(7)	(478)	(523)
Net unrealized gains/(losses) on investments	(32)	(478)	524
Net income (loss)	10,896	(12,034)	6,482
Cumulative foreign currency adjustment	1,028	16,015	34,271
Accrued pension service (benefit) costs	832	112	(418)
Comprehensive income	$12,724	$3,615	$40,859
Net income attributable to noncontrolling interests	(940)	(616)	(388)
Comprehensive income attributable to noncontrolling interests	(11)	(43)	(141)
Comprehensive income attributable to Reading International, Inc.	$11,773	$2,956	$40,330

Note 25 - Future Minimum Rental Income

Real estate revenue amounted to $20.0 million, $19.0 million, and $15.6 million, for the years ended December 31, 2011, 2010, and 2009, respectively.  Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2012	$13,481
2013	8,497
2014	6,129
2015	5,723
2016	4,716
Thereafter	28,954
Total future minimum rental income	$67,500

Note 26 – Related Parties and Transactions

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the leasing with an option to purchase of certain cinemas located in Manhattan.  In connection with that transaction, we also agreed to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by James J. Cotter and Michael Forman and of which Mr. Cotter is the managing member.  During 2011, 2010, and 2009, we paid rent to SHC in the amount of $590,000, $547,000, and $487,000, respectively.

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

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees, which historically have equated to approximately 21% of the net cash flow received by us from our live theaters in New York.  Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenue for us.  This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater.  In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow.  In 2011, OBI Management earned $398,000, which was 19.4% of net cash flows for the year.  In 2010, OBI Management earned $416,000, which was 24.2% of net cash flows for the year.  In 2009, OBI Management earned $325,000, which was 28.3% of net cash flows for the year.  In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Note 27 – Casualty Loss

Our 8-screen complex in Christchurch, New Zealand, was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011.  We have earthquake and lost profits insurance on that facility for which we have received to date $1.0 million (NZ1.3 million) which is included in our other income (expense).  We are awaiting a final settlement payment on this claim for a nominally estimated amount to be received in 2012.  This cinema was reopened on November 17, 2011, but, as a result of a December 23, 2011 earthquake, the cinema was again temporarily closed for approximately two weeks.

Additionally, the 3-screen complex in Christchurch, New Zealand owned by our Rialto Cinemas joint venture entity (“Rialto Cinemas”), was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date.  Pursuant to the lease on the property, in May 2011, Rialto Cinemas gave notice to the landlord that Rialto Cinemas would be terminating the cinema lease.  Rialto Cinemas and the landlord are currently discussing a settlement for the release of obligations under the lease agreement.  We do not believe that the settlement will result in a significant reduction to the value of our investment in the Rialto Cinemas joint venture relative to the current carrying value.

Note 28 – Subsequent Events

Coachella, California Land Acquisition

On January 10, 2012, a limited liability company owned by our Company acquired a 202 acre property, zoned for the development of up to 843 single family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land with the intention of using it in the interim for agricultural purposes. Half of the funds used to acquire the land were provided by James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.    Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest in the limited liability company that acquired the land.   The limited liability company is managed by our Company.

Renewed New Zealand Credit Facility

On February 8, 2012, we received an approved amendment from Westpac renewing our existing $35.1 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility.  The renewed facility calls for a decrease in the overall facility by $3.9 million ($5.0 million) to $31.2 million (NZ$40.0 million) and an increase in the facility margin of 0.55% to 2.0%.  No other significant changes to the facility were made.

Taringa Sale

As of December 31, 2011, we were under contract to sell the three properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres for $1.8 million (AUS$1.8 million).  These properties were sold on February 21, 2012 for the agreed upon amount.

iDNA Note Receivable

On February 29, 2012, we acquired for $1.8 million from the original lender a promissory note which is currently in default and which we believe to be indirectly secured by the 50% membership interest in the Angelika Film Center, LLC not already owned by the Company.  The note was acquired in order to protect our interest in the Angelika Film Center, LLC, with the intention of providing for an orderly satisfaction of the debt evidenced by that promissory note.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2011 – Allowance for doubtful accounts	$58	$153	$158	$53
Year-ended December 31, 2010 – Allowance for doubtful accounts	$207	$69	$218	$58
Year-ended December 31, 2009 – Allowance for doubtful accounts	$397	$142	$332	$207

Tax valuation allowance
Year-ended December 31, 2011 – Tax valuation allowance	$54,513	$--	$16,052	$38,461
Year-ended December 31, 2010 – Tax valuation allowance	$59,603	$--	$5,090	$54,513
Year-ended December 31, 2009 – Tax valuation allowance	$59,938	$--	$335	$59,603

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  A disclosure committee consisting of the principal accounting officer, general counsel, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(e) and 15d – 15(e) as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended December 31, 2011, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Reading International, Inc.
Los Angeles, California

We have audited Reading International, Inc. and subsidiaries' (collectively, the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Grant Thornton LLP

Los Angeles, California
March 15, 2012

PART III

Items 10, 11, 12, 13 and 14

Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is herby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

Description		Page

Reports of Independent Registered Accounting Firm		55

Consolidated Balance Sheets as of December 31, 2011 and 2010		57

Consolidated Statements of Operations for the Three Years Ended December 31, 2011		59

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2011		60

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2011		61

Notes to Consolidated Financial Statements		62

2.	Financial Statements and Schedules for the three years ended December 31, 2011, 2010 and 2009
		Page
Schedule II – Valuation and Qualifying Accounts		109

Financial Statements of Mt. Gravatt Cinemas Joint Venture		113

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K	131

(b)	Exhibits Required by Item 601 of Regulation S-K

See Item (a) 3. above.

(c)	Financial Statement Schedule

See Item (a) 2. above.

Following are financial statements and notes of Mt. Gravatt Cinemas Joint Venture for the periods indicated.  We are required to include in our Report on Form 10-K audited financial statements for the years ended December 31, 2011 and 2010 and unaudited financial statements for the year ended December 31, 2009.

Mt. Gravatt Cinemas Joint Venture
Statements of Comprehensive Income
For the Year Ended December 31, 2011

In AUS$	Note	2011	2010	2009 (unaudited)
Revenue from rendering services	5	$10,022,854	$10,378,232	$10,459,016
Revenue from sale of concession		3,625,410	3,646,982	3,732,980
Total revenue		$13,648,264	$14,025,214	$14,191,996

Film expenses		(3,974,267)	(4,200,089)	(4,181,253)
Personnel expenses	6	(1,925,190)	(2,084,251)	(1,963,946)
Occupancy expenses		(1,521,307)	(1,413,895)	(1,399,618)
House expenses		(1,159,484)	(1,182,071)	(1,108,031)
Cost of concession		(851,575)	(913,716)	(963,084)
Depreciation and amortization expenses	11	(555,594)	(573,224)	(613,175)
Advertising and marketing costs		(334,325)	(325,214)	(244,086)
Management fees		(253,914)	(243,290)	(241,009)
Repairs and maintenance expense		(182,566)	(163,994)	(175,338)
Results for operating activities		$2,890,042	$2,925,470	$3,302,456

Finance income		58,301	19,522	16,047
Net finance income	7	$58,301	$19,522	$16,047
Profit for the period		$2,948,343	$2,944,992	$3,318,503

Other comprehensive income
Other comprehensive income for the period		--	--	--
Total comprehensive income for the period		$2,948,343	$2,944,992	$3,318,503

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statements of Changes in Equity
For the Year Ended December 31, 2011

In AUS$	Birch Carroll & Coyle Limited	Reading Exhibition Pty Ltd	Village Roadshow Exhibition Pty Ltd	Total
Members’ Equity at January 1, 2009 (Unaudited)	$1,240,094	$1,240,092	$1,240,092	$3,720,278

Member distributions	(1,180,000)	(1,180,000)	(1,180,000)	(3,540,000)
Total other comprehensive income	--	--	--	--
Profit for the period	1,106,167	1,106,168	1,106,168	3,318,503
Total comprehensive income for the period	1,106,167	1,106,168	1,106,168	3,318,503
Members’ Equity at December 31, 2009 (Unaudited)	$1,166,261	$1,166,260	$1,166,260	$3,498,781

Member distributions	(850,000)	(850,000)	(850,000)	(2,550,000)
Total other comprehensive income	--	--	--	--
Profit for the period	981,664	981,664	981,664	2,944,992
Total comprehensive income for the period	981,664	981,664	981,664	2,944,992
Members’ Equity at December 31, 2010	$1,297,925	$1,297,924	$1,297,924	$3,893,773

Member distributions	(700,000)	(700,000)	(700,000)	(2,100,000)
Total other comprehensive income	--	--	--	--
Profit for the period	982,780	982,781	982,781	2,948,343
Total comprehensive income for the period	982,781	982,781	982,781	2,948,343
Members’ Equity at December 31, 2011	$1,580,705	$1,580,705	$1,580,705	$4,742,116

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statements of Financial Position
As at December 31, 2011

In AUS$	Note	2011	2010
ASSETS
Cash and cash equivalents	8	$1,590,333	$1,502,309
Trade receivables	9	143,488	89,596
Inventories	10	153,899	235,519

Total current assets		$1,887,720	$1,827,424
Property, plant and equipment	11	3,737,955	2,984,116
Total non-current assets		$3,737,955	$2,984,116
Total assets		$5,625,675	$4,811,540

Trade and other payables	12	657,891	650,503
Employee benefits	13	128,377	104,614
Deferred revenue	14	39,068	89,858
Total current liabilities		$825,336	$844,975
Employee benefits	13	58,223	72,792
Total non-current liabilities		$58,223	$72,792
Total liabilities		$883,559	$917,767

Net assets		$4,742,116	$3,893,773

Equity
Contributed equity		$202,593	$202,593
Retained earnings		4,539,523	3,691,180
Total equity		$4,742,116	$3,893,773

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statements of Cash Flows
For the Year Ended December 31, 2011

In AUS$	Note	2011	2010	2009 (unaudited)
Cash flows from operating activities
Cash receipts from customers		$14,889,678	$15,424,727	$15,605,549
Cash paid to suppliers and employees		(11,450,521)	(11,905,889)	(11,768,067)
Cash generated from operations		$3,439,157	$3,518,838	$3,837,482
Net cash provided from operating activities	18	$3,439,157	$3,518,838	$3,837,482

Cash flows from investing activities
Acquisition of property, plant and equipment	11	(1,309,432)	(265,351)	(469,852)
Interest received	7	58,301	19,522	16,047
Net cash used in investing activities		$(1,251,131)	$(245,829)	$(453,805)

Cash flows from financing activities
Distributions to Joint Venturers		(2,100,000)	(2,550,000)	(3,540,000)
Net cash used in financing activities		$(2,100,000)	$(2,550,000)	$(3,540,000)

Net increase/ (decrease) in cash and cash equivalents		88,024	723,009	(156,323)
Cash and cash equivalents at 1 January		1,502,309	779,300	935,623
Cash and cash equivalents at 31 December	8	$1,590,333	$1,502,309	$779,300

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Notes to Financial Statements
December 31, 2011

1.	Reporting entity

Mt. Gravatt Cinemas Joint Venture (the “Joint Venture”) is a legal joint venture between Birch Carrol & Coyle Ltd, Reading Exhibition Pty Ltd and Village Roadshow Exhibition Pty Ltd.  The Joint Venture is domiciled and provides services solely in Australia. The address of the Joint Venture’s registered office is 227 Elizabeth Street, Sydney NSW 2000. The Joint Venture primarily is involved in the exhibition of motion pictures at on cinema site.

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

These financial statements are general purpose financial statements which have been prepared in accordance with the International Financial Reporting Standards (IFRSs) as issued by the International Accounting Standards Board.

The financial year end of the Joint Venture is 30 June.  For purposes of the use of these financial statements by one of the Joint Venturers, these financial statements have been prepared on a 12-month period basis ending on 31 December.

The financial statements were approved by the Management Committee on 1  March, 2012.

(b)	Basis of measurement

The financial statements have been prepared on the historical cost basis.  The methods used to measure fair values are discussed further in Note 4, Determination of fair values.

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

In particular, information about significant areas of estimation uncertainty and critical judgements in applying accounting policies that have the most significant effect on the amount recognised in the financial statements are described in Note 15, Financial instruments.

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

Accounting for finance income and expense is discussed in Note 3(k), Finance Income.

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

In respect of other assets, impairment losses recognised in prior periods are assessed at each reporting date for any indications that the loss has decreased or no longer exists.  An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.  An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortisation, if no impairment loss had been recognised.

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

Rendering of service/sale of concessions

Revenue is measured at the fair value of the consideration received or receivable, net of returns, trade discounts and value rebates.  Revenues are generated principally through admissions and concession sales with proceeds received in cash at the point of sale. Service revenue also includes product advertising and other ancillary revenues, such as booking fees, which are recognized as income in the period earned. The Joint Venture recognizes payments received attributable to the advertising services provided by the Joint Venture under certain vendor programs as revenue in the period in which services are delivered.

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

(n)	New standards and interpretations not yet adopted

The following standards, amendments to standards and interpretations have been identified as those which may impact the entity in the period of initial application. They are available for early adoption at 31 December 2011, but have not been applied in preparing this financial report:

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

•
IAS 24 Related Party Disclosures (revised December 2009) simplifies and clarifies the intended meaning of the definition of a related party and provides a partial exemption from the disclosure requirements for government-related entities.  The amendments will become mandatory for the Company’s 31 December 2012 financial statements.

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

In AUS$	2011	2010
Audit fees	$57,500	$55,000

4.	Determination of fair values

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

5.	Revenue from rendering of services

In AUS$	2011	2010	2009 (unaudited)
Box office revenue	$9,019,423	$9,659,151	$9,724,095
Screen advertising	249,524	251,325	264,406
Booking fees	200,017	187,206	197,248
Other cinema services	553,890	280,550	273,267
	$10,022,854	$10,378,232	$10,459,016

6.	Personnel expenses

In AUS$	2011	2010	2009 (unaudited)
Wages and salaries	$1,846,267	$1,987,041	$1,904,805
Change in liability for annual leave	57,628	67,604	49,927
Change in liability for long-service leave	21,295	29,606	9,214
	$1,925,190	$2,084,251	$1,963,946

7.	Finance income

In AUS$	2011	2010	2009 (unaudited)
Interest income on cash at bank:	58,301	19,522	16,047
	$58,301	$19,522	$16,047

8.	Cash and cash equivalents

In AUS$	Note	2011	2010
Cash at bank and on hand	15	1,590,333	1,502,309
Cash and cash equivalents in the statement of cash flows		$1,590,333	$1,502,309

The Joint Venture’s exposure to interest rate risk is disclosed in Note 15 (e), Financial instruments, market risks.

9.	Trade and other receivables

In AUS$	Note	2011	2010
Trade receivables	15	143,488	89,596
		$143,488	$89,596

The Joint Venture’s trade receivables relate mainly to the Joint Venture’s screen advertiser and credit card companies.

The Joint Venture’s exposure to credit risk and impairment losses related to trade receivables is disclosed in Note 15.

10.	Inventories

In AUS$	2011	2010
Concession stores at cost	153,899	235,519
	$153,899	$235,519

11.	Property, Plant, and Equipment

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Cost
Balance at January 1, 2010	9,371,582	2,566,704	--	11,938,286
Additions	--	--	265,351	265,351
Disposals	(24,576)	--	--	(24,576)
Balance at December 31, 2010	$9,347,006	$2,566,704	$265,351	$12,179,061

Balance at January 1, 2011	9,347,006	2,566,704	265,351	12,179,061
Additions	--	--	1,309,432	1,309,432
Transfers	1,111,257	221,080	(1,332,337)	--
Balance at December 31, 2011	$10,458,263	$2,787,784	$242,446	$13,488,493

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Accumulated depreciation
Balance at January 1, 2010	(7,756,703)	(878,823)	--	(8,635,526)
Depreciation and amortisation	(481,988)	(91,236)	--	(573,224)
Disposals	13,805	--	--	13,805
Balance at December 31, 2010	$(8,224,886)	$(970,059)	$--	$(9,194,945)

Balance at January 1, 2011	(8,224,886)	(970,059)	--	(9,194,945)
Depreciation and amortisation	(463,815)	(91,779)	--	(555,594)
Balance at December 31, 2011	$(8,688,701)	$(1,061,838)	$--	$(9,750,539)

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Carrying amounts
At January 1, 2010	1,614,879	1,687,881	--	3,302,760
At December 31, 2010	1,122,120	1,596,645	265,351	2,984,116
At January 1, 2011	1,122,120	1,596,645	265,351	2,984,116
At December 31, 2011	1,769,563	1,725,946	242,446	3,737,955

12.	Trade and other payables

In AUS$	Note	2011	2010
Trade payables		$365,188	$357,155
Non-trade payables and accruals		292,703	293,348
	15	$657,891	$650,503

The Joint Venture’s exposure to liquidity risk related to trade and other payables is disclosed in Note 15 (d), Financial instruments, liquidity risk.  Trade payables represents payments to trade creditors.  The Joint Venture makes these payments through the managing party’s shared service centre and is charged a management fee for these services.  Disclosure regarding the management fee is made in Note 19, Related parties.

13.	Employee benefits

Current
In AUS$	2011	2010
Liability for annual leave	$82,698	$73,016
Liability for long-service leave	45,679	31,598
	$128,377	$104,614

Non-current
In AUS$	2011	2010
Liability for long-service leave	58,223	72,792
	$58,223	$72,792

14.	Deferred revenue

In AUS$	2011	2010
Deferred revenue	39,068	89,858
	$39,068	$89,858

Deferred revenue mainly consists of advance funds received from vendors for the exclusive rights to supply certain concession items.  Revenue is recognized over the term of the related contract on a straight-line basis and is classified as service revenue.

15.	Financial instruments

(a)	Overview

This note presents information about the Joint Venture’s exposure to financial risks, its objectives, policies, and processes for measuring and managing risk, and the management of capital.

The Joint Venture’s activities expose it to the following financial risks;

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

Exposure to credit risk

The carrying amount of the Joint Venture’s financial assets represents the maximum credit exposure.  The Joint Venture’s maximum exposure to credit risk at the reporting date was:

		Carrying Amount
In AUS$	Note	2011	2010
Trade receivables	9	$143,488	$89,596
Cash and cash equivalents	8	1,590,333	1,502,309

The Joint Venture’s maximum exposure to credit risk for trade receivables at the reporting date by type of customer was:

	Carrying amount
In AUS$	2011	2010
Screen advertisers	$63,696	$74,250
Credit card companies	71,242	8,066
Games, machine and merchandising companies	8,550	7,280
	$143,488	$89,596

Impairment losses

None of the Company’s trade receivables are past due (2010: $nil).  There were no allowances for impairment at 31 December 2011 or 2010.

(d)	Liquidity risk

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

The only financial liabilities are trade and other payables all of which are contractually due within 12 months.  The carrying value of such liabilities at 31 December 2011 is $657,891 (2010: $650,503).

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

Interest rate risk

At the reporting date the interest rate profile of the Joint Venture’s interest-bearing financial instruments was:

Variable rate instruments	Carrying amount
In AUS$	2011	2010
Cash at bank	$1,461,138	$1,450,849

The Joint Venture held no fixed rate instruments during financial years 2011 or 2010.

(f)	Fair Values

Fair Values versus Carrying Amounts

The fair values of financial assets and liabilities, together with the carrying amounts shown in the statement of financial position, are as follows:

	December 31, 2011		December 31, 2010
In AUS$	Carrying amount	Fair value	Carrying amount	Fair value
Trade receivables	$143,488	$143,488	$89,596	$89,596
Cash and cash equivalents	1,590,333	1,590,333	1,502,309	1,502,309
Trade and other payables	657,891	657,891	650,503	650,503

The basis for determining fair values is disclosed in Note 4, Determination of fair values.

(g)	Capital

Capital consists of contributed equity and retained earnings. The contributed equity amount represents the initial investment in the partnership. The Managing Committee’s policy is to maintain a strong capital base so as to maintain creditor confidence and to sustain future development of the business. There were no externally imposed capital requirements during the financial years 2011 or 2010.

16.	Operating Leases

Leases as Lessee

Non-cancellable operating lease rentals are payable as follows:

In AUS$	December 31, 2011	December 31, 2010
Less than one year	$1,277,754	$1,123,654
Between one and five years	5,111,016	4,494,614
More than five years	2,506,498	4,494,614
Total	$8,895,268	$10,112,882

The Joint Venture leases the cinema property under a long term operating lease.

The prior year operating lease commitments have been amended to exclude property outgoings which is consistent in the prior year.

17.	Contingencies and Capital Commitments

The nature of the Joint Venture’s operations results in claims for personal injuries (including public liability and workers compensation) being received from time to time.  As at period end there were no material current or ongoing outstanding claims.

The Joint Venture has no capital commitments at 31 December 2011 (2010: $nil).

18.	Reconciliation of Cash Flows from Operating Activities

In AUS$	Note	2011	2010	2009 (unaudited)
Cash flows from operating activities
Profit for the period		$2,948,343	$2,944,992	$3,318,503
Adjustments for:
Depreciation and amortization	11	555,594	573,224	613,175
Interest received	7	(58,301)	(19,522)	(16,047)
Loss on disposal of property, plant, and equipment		--	10,771	--
Operating profit before changes in working capital		$3,445,636	$3,509,465	$3,915,631
Change in trade receivables	9	(53,892)	7,763	(5,647)
Change in inventories	10	81,620	(96,837)	(23,052)
Change in prepayments and other receivables		--	109,099	(108,185)
Change in trade and other payables	12	7,388	(40,721)	10,754
Change in employee benefits	13	9,195	47,027	4,694
Change in deferred revenue	14	(50,790)	(16,958)	43,287
Net cash from operating activities		$3,439,157	$3,518,838	$3,837,482

19.	Related Parties

Entities with joint control or significant influence over the Joint Venture.

The managing Joint Venturer is paid an annual management fee, which is presented separately in the statement of comprehensive income.  The management fee paid is as per the Joint Venture agreement and is to cover the costs of managing and operating the cinema complex and providing all relevant accounting and support services.  The management fee is based on a contracted base amount, increased by the Consumer Price Index for the City of Brisbane as published by the Australian Bureau of Statistics on an annual basis.  Such management fee agreement is binding over the life of the agreement which shall continue in existence until the Joint Venture is terminated under agreement by the Joint Venturers.

As of 31 December 2011 the management fee payable was $24,116 (2010: $23,576).

20.	Subsequent Events

Subsequent to 31 December 2011, there were no events which would have a material effect on the financial report.

Independent Auditors’ Report

The Management Committee and Joint Venturers

Mt. Gravatt Cinemas Joint Venture:

We have audited the accompanying statements of financial position of Mt. Gravatt Cinemas Joint Venture as of December 31, 2011 and 2010 and the related statements of comprehensive income, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Gravatt Cinemas Joint Venture as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

KPMG

Sydney, Australia
March 1, 2012

Exhibits

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

4.5	Form of Indenture (filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference).
4.6*	2010 Stock Incentive Plan (filed as Exhibit 4.1 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
4.7*	Form of Stock Option Agreement (filed as Exhibit 4.2 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
4.8*	Form of Stock Bonus Agreement (filed as Exhibit 4.3 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
4.9*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
4.10*	Form of Stock Appreciation Right Agreement (filed as Exhibit 4.5 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).

4.11*	Amendment to the 2010 Stock Incentive Plan (filed as Appendix A of the Company’s proxy statement on April 29, 2011, and incorporated here by reference).
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

10.21
Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.22
Amended and Restated Purchase Money Installment Sale Note, dated September 19, 2005, as amended and restated as of June 29, 2010, by Sutton Hill Properties, LLC in favor of Sutton Hill Capital, L.L.C. (filed as Exhibit 10.22 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.23
Amended and Restated Credit Agreement dated February 21, 2008, as amended and restated as of November 30, 2010, among Consolidated Entertainment, Inc., General Electric Capital Corporation, and GE Capital Markets, Inc. (filed as Exhibit 10.23 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.24	Bill Acceptance and Discount & Bank Guarantee Facility Agreement dated June 24, 2011, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited (filed herewith).
10.25	Property Finance Wholesale Term Loan Facility dated June 20, 2007, among Reading Courtenay Central Limited and Westpac New Zealand Limited (filed herewith).
10.26	Letter dated May 6, 2009, amending Property Finance Wholesale Term Loan Facility dated June 20, 2007, among Reading Courtenay Central Limited and Westpac New Zealand Limited (filed herewith).
10.27	Letter dated February 8, 2012, amending Property Finance Wholesale Term Loan Facility dated June 20, 2007, among Reading Courtenay Central Limited and Westpac New Zealand Limited (filed herewith).

21	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Auditors, Grant Thornton LLP (filed herewith).
23.2	Consent of Independent Auditors, Deloitte & Touche LLP (filed herewith).
23.3	Consent of Independent Auditors, KPMG Australia (filed herewith).
31.1	Certification of Principal Executive Officer dated March 15, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer dated March 15, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer dated March 15, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer dated March 15, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date: March 15, 2012	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 15, 2012
James J. Cotter

/s/ Andrzej Matyczynski	Principal Financial and Accounting Officer	March 15, 2012
Andrzej Matyczynski

/s/ Eric Barr	Director	March 15, 2012
Eric Barr

/s/ James J. Cotter, Jr.	Director	March 15, 2012
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 15, 2012
Margaret Cotter

/s/ William D. Gould	Director	March 15, 2012
William D. Gould

/s/ Edward L. Kane	Director	March 15, 2012
Edward L Kane

/s/ Gerard P. Laheney	Director	March 15, 2012
Gerard P. Laheney

/s/ Alfred Villaseñor	Director	March 15, 2012
Alfred Villaseñor