Form 10-Q
period 2012-05-07
READING INTERNATIONAL INC
filed 2012-05-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-8625

READING INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification No.)
6100 Center Drive, Suite 900 Los Angeles, CA (Address of principal executive offices)	90045 (Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2012, there were 21,507,273 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART 1 - Financial Information
Item 1 - Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands)
	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$29,097	$31,597
Receivables	6,391	6,973
Inventory	769	1,035
Investment in marketable securities	45	2,874
Restricted cash	2,404	2,379
Deferred tax asset	3,560	1,985
Prepaid and other current assets	6,091	3,781
Assets held for sale	--	1,848
Total current assets	48,357	52,472

Property held for and under development	99,203	91,698
Property & equipment, net	215,523	215,428
Investment in unconsolidated joint ventures and entities	7,766	7,839
Investment in Reading International Trust I	838	838
Goodwill	22,805	22,277
Intangible assets, net	17,417	17,999
Deferred tax asset, net	10,171	12,399
Other assets	9,444	9,814
Total assets	$431,524	$430,764

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$16,071	$16,905
Film rent payable	6,225	6,162
Notes payable – current portion	29,888	29,630
Taxes payable	14,235	14,858
Deferred current revenue	9,147	10,271
Other current liabilities	172	137
Total current liabilities	75,738	77,963

Notes payable – long-term portion	140,661	143,071
Notes payable to related party – long-term portion	9,000	9,000
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	11,293	12,191
Other liabilities	35,045	35,639
Total liabilities	299,650	305,777
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
31,887,536 issued and 21,507,273 outstanding at March 31, 2012 and 31,675,518
issued and 21,311,348 outstanding at December 31, 2011	220	220
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at March 31, 2012 and at December 31, 2011	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2011 and December 31, 2011	--	--
Additional paid-in capital	135,351	135,171
Accumulated deficit	(66,318)	(66,079)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	62,993	58,937
Total Reading International, Inc. stockholders’ equity	127,749	123,752
Noncontrolling interests	4,125	1,235
Total stockholders’ equity	131,874	124,987
Total liabilities and stockholders’ equity	$431,524	$430,764

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)
	Three Months Ended March 31,
	2012	2011

Operating revenue
Cinema	$57,402	$49,473
Real estate	5,250	4,769
Total operating revenue	62,652	54,242

Operating expense
Cinema	46,333	41,473
Real estate	2,795	2,431
Depreciation and amortization	4,197	4,129
General and administrative	4,420	4,235
Total operating expense	57,745	52,268

Operating income	4,907	1,974

Interest income	201	433
Interest expense	(3,960)	(4,363)
Other expense	(45)	(19)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	1,103	(1,975)
Income tax expense	(1,625)	(636)
Loss before equity earnings of unconsolidated joint ventures and entities	(522)	(2,611)
Equity earnings of unconsolidated joint ventures and entities	413	364
Net loss	$(109)	$(2,247)
Net income attributable to noncontrolling interests	(130)	(233)
Net loss attributable to Reading International, Inc. common shareholders	$(239)	$(2,480)
Basic and diluted loss per share attributable to Reading International, Inc. shareholders	$(0.01)	$(0.11)
Weighted average number of shares outstanding – basic	22,710,713	22,709,672
Weighted average number of shares outstanding – diluted	22,710,713	22,709,672

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
	Three Months Ended March 31,
	2012	2011
Net loss	$(109)	$(2,247)
Foreign currency translation gain	3,997	2,656
Realized (gain) loss on available for sale investments	(111)	--
Unrealized gain (loss) on available for sale investments	99	325
Amortization of pension prior service costs	76	82
Comprehensive income	3,952	816
Net income attributable to noncontrolling interest	(130)	(233)
Comprehensive income attributable to noncontrolling interest	(5)	(7)
Comprehensive income attributable to Reading International, Inc.	$3,817	$576

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
	Three Months Ended March 31,
	2012	2011
Operating Activities
Net loss	$(109)	$(2,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss recognized on foreign currency transactions	(1)	(3)
Equity earnings of unconsolidated joint ventures and entities	(413)	(364)
Distributions of earnings from unconsolidated joint ventures and entities	642	57
Change in valuation allowance on net deferred tax assets	831	--
Gain on sale of marketable securities	(111)	--
Depreciation and amortization	4,197	4,129
Amortization of prior service costs	76	82
Amortization of above and below market leases	102	312
Amortization of deferred financing costs	335	351
Amortization of straight-line rent	190	257
Stock based compensation expense	80	47
Changes in assets and liabilities:
Decrease in receivables	667	1,299
(Increase) decrease in prepaid and other assets	(196)	201
Decrease in accounts payable and accrued expenses	(755)	(1,558)
Increase (decrease) in film rent payable	14	(1,424)
Increase (decrease) in taxes payable	(1,557)	451
Decrease in deferred revenue and other liabilities	(1,767)	(1,139)
Net cash provided by operating activities	2,225	451
Investing Activities
Acquisition of property	(5,510)	--
Acquisition deposit paid	--	181
Purchases of and additions to property and equipment	(1,054)	(1,534)
Change in restricted cash	16	(85)
Purchase of notes receivable	(1,800)	(2,784)
Sale of marketable securities	2,974	--
Proceeds from sale of property	1,903	--
Net cash used in investing activities	(3,471)	(4,222)
Financing Activities
Repayment of long-term borrowings	(4,329)	(5,518)
Proceeds from borrowings	--	1,133
Proceeds from the exercise of stock options	100	--
Noncontrolling interest contributions	2,500	--
Noncontrolling interest distributions	--	(141)
Net cash used in financing activities	(1,729)	(4,526)
Effect of exchange rate on cash	475	562

Decrease in cash and cash equivalents	(2,500)	(7,735)
Cash and cash equivalents at the beginning of the period	31,597	34,568
Cash and cash equivalents at the end of the period	$29,097	$26,833
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings, net of amounts capitalized	$3,910	$4,328
Income taxes	$2,571	$250
Non-Cash Transactions
Foreclosure of a mortgage note to obtain title of the underlying property	--	1,125
Noncontrolling interest contribution from bonus accrual	255	--

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2012

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2012 (the “March Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2012 Quarter”) months ended March 31, 2012 and the three (“2011 Quarter”) months ended March 31, 2011.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2012 and 2011 have been made.  The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results of operations to be expected for the entire year.

Liquidity Requirements

Cinemas 1, 2, 3 Term Loan

As our Cinemas 1, 2, 3 loan is due to mature on July 1, 2012, the March 31, 2012 outstanding balance of this debt of $15.0 million is classified as current on our balance sheet.  We intend to either refinance the property’s debt with similar financing or a bridge loan until we have secured an agreement to sell the property.

Tax Settlement Liability

As indicated in our 2011 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, we are obligated to pay $290,000 per month, $3.5 million per year, in settlement for our tax liability for tax year ending June 30, 1997.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $29.1 million cash balance, to meet our anticipated short-term working capital requirements for the next twelve months.

Marketable Securities

We had investments in marketable securities of $45,000 and $2.9 million at March 31, 2012 and December 31, 2011, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative loss of $1,000 and $11,000 included in accumulated other comprehensive income at March 31, 2012 and December 31, 2011, respectively.  For the three months ended March 31, 2012, our net unrealized loss on marketable securities was $12,000.  For the three months ended March 31, 2011, our net unrealized loss on marketable securities was $325,000.  During the three months ended March 31, 2012, we sold $3.0 million of our marketable securities with a realized gain of $111,000.

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

Accounting Pronouncements Adopted During 2012

FASB ASU No. 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income

ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity.  Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented.  This amendment is effective for our Company in 2012 and will be applied retrospectively.  This amendment changes the manner in which the Company presents comprehensive income but will not change any of the balances or activity.

FASB ASU No. 2011-08 - Intangibles—Goodwill and Other

ASU No. 2011-08 relates to a change in the annual test of goodwill for impairment.  The statement permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This amendment changes the manner in which the Company performs its goodwill impairment test.

New Accounting Pronouncements

No new pronouncements were made pertaining to our Company’s accounting during the 2012 Quarter.

Note 2 – Equity and Stock Based Compensation

Stock-Based Compensation

During the three months ended March 31, 2012 and 2011, we issued 155,925 and 174,825, respectively, of Class A Nonvoting shares to certain executive employees associated with the vesting of their prior years’ stock grants.  During the three months ended March 31, 2012 and 2011, we accrued $238,000 and $188,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2012 and 2011, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

FASB ASC 718-20 requires companies to estimate forfeitures.  Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options.

In accordance with FASB ASC 718-20, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  As we intend to retain all earnings, we exclude the dividend yield from the calculation.  We expense the estimated grant date fair values of options issued on a straight-line basis over the vesting period.

For the 20,000 options granted during 2012, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2012
Stock option exercise price	$4.44
Risk-free interest rate	1.830%
Expected dividend yield	--
Expected option life	10 yrs
Expected volatility	31.88%
Weighted average fair value	$1.96

We did not grant any options during the three months ended March 31, 2011.

Based on prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of stock options that vested of $80,000 for the three months ended March 31, 2012 and $47,000 for the three months ended March 31, 2011.  At March 31, 2012, the total unrecognized estimated compensation cost related to non-vested stock options granted was $109,000, which we expect to recognize over a weighted average vesting period of 0.67 years.  40,000 options were exercised during the three months ended March 31, 2012 having a realized value of $179,000 for which we received $100,000 of cash.  There were no options exercised during the three months ended March 31, 2011.  The grant date fair value of options vesting during the three months ended March 31, 2012 and 2011 was $80,000 and $47,000, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2012 was $248,000 of which 81.7% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of March 31, 2012 and December 31, 2011:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2011	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2011	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05
Granted	20,000	--	$4.44	$--
Exercised	(40,000)	--	$2.50	$--
Outstanding-March 31, 2012	602,350	185,100	$5.82	$9.90	524,383	167,550	$6.06	$10.05

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at March 31, 2012 and December 31, 2011 was approximately 4.22 and 4.13 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2012 and December 31, 2011 was approximately 3.99 and 3.85 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2012 and 2011, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three Months Ended March 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$57,402	$7,132	$(1,882)	$62,652
Operating expense	48,215	2,795	(1,882)	49,128
Depreciation & amortization	2,830	1,228	--	4,058
General & administrative expense	702	179	--	881
Segment operating income	$5,655	$2,930	$--	$8,585

Three Months Ended March 31, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$49,473	$6,436	$(1,667)	$54,242
Operating expense	43,140	2,431	(1,667)	43,904
Depreciation & amortization	2,904	1,222	--	4,126
General & administrative expense	612	187	--	799
Segment operating income	$2,817	$2,596	$--	$5,413

Reconciliation to net loss attributable to Reading International, Inc. shareholders:	2012 Quarter	2011 Quarter
Total segment operating income	$8,585	$5,413
Non-segment:
Depreciation and amortization expense	139	3
General and administrative expense	3,539	3,436
Operating income	4,907	1,974
Interest expense, net	(3,759)	(3,930)
Other expense	(45)	(19)
Income tax expense	(1,625)	(636)
Equity earnings of unconsolidated joint ventures and entities	413	364
Net loss	$(109)	$(2,247)
Net income attributable to noncontrolling interests	(130)	(233)
Net loss attributable to Reading International, Inc. common shareholders	$(239)	$(2,480)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2012 and December 31, 2011:

	US Dollar
	March 31, 2012	December 31, 2011
Australian Dollar	$1.0367	$1.0251
New Zealand Dollar	$0.8200	$0.7805

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

	Three Months Ended March 31,
	2012	2011
Net loss attributable to Reading International, Inc. common shareholders	$(239)	$(2,480)

Basic and diluted loss per share attributable to Reading International, Inc. common shareholders	$(0.01)	$(0.11)
Weighted average shares of common stock – basic	22,710,713	22,709,672
Weighted average shares of common stock – diluted	22,710,713	22,709,672

For the three months ended March 31, 2012 and 2011, we recorded losses from continuing operations; therefore, we excluded 99,285 and 98,738, respectively, of in-the-money incremental stock options from the computation of diluted loss per share because they were anti-dilutive.  In addition, 742,638 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2012, and 708,712 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2011.

Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment

Acquisitions

Coachella, California Land Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land with the intention of using it in the interim for agricultural purposes. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest.  The limited liability company is administratively managed by our Company.  See Note 14 – Noncontrolling Interests.

Disposals

Taringa

On February 21, 2012, we sold our three properties in the Taringa area of Brisbane, Australia consisting of approximately 1.1 acres for $1.9 million (AUS$1.8 million).

Property Held For and Under Development

As of March 31, 2012 and December 31, 2011, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	March 31, 2012	December 31, 2011
Land	$93,904	$86,667
Construction-in-progress (including capitalized interest)	5,299	5,031
Property Held For and Under Development	$99,203	$91,698

At the beginning of 2010, we curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three months ended March 31, 2012 or 2011.

Property and Equipment

As of March 31, 2012 and December 31, 2011, we owned investments in property and equipment as follows (dollars in thousands):

Property and Equipment	March 31, 2012	December 31, 2011
Land	$65,982	$65,281
Building and improvements	147,168	144,155
Leasehold interests	41,076	40,855
Construction-in-progress	957	525
Fixtures and equipment	106,568	104,804
Total cost	361,751	355,620
Less: accumulated depreciation	(146,228)	(140,192)
Property and equipment, net	$215,523	$215,428

Depreciation expense for property and equipment was $3.8 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of March 31, 2012 and December 31, 2011, included the following (dollars in thousands):

	Interest	March 31, 2012	December 31, 2011
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,697	1,586
205-209 East 57th Street Associates, LLC	25.0%	33	33
Mt. Gravatt	33.3%	6,036	6,220
Total investments		$7,766	$7,839

For the three months ended March 31, 2012 and 2011, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Rialto Distribution	$61	$57
Rialto Cinemas	31	12
205-209 East 57th Street Associates, LLC	--	33
Mt. Gravatt	321	262
Total equity earnings	$413	$364

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2012 Quarter.  As of March 31, 2012 and December 31, 2011, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2011	$17,053	$5,224	$22,277
Foreign currency translation adjustment	528	--	528
Balance at March 31, 2012	$17,581	$5,224	$22,805

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three months ended March 31, 2012 and 2011, the amortization expense of intangibles totaled $639,000 and $608,000, respectively.  The accumulated amortization of intangibles includes $270,000 and $277,000 of the amortization of acquired leases which are recorded in operating expense for the three months ended March 31, 2012 and 2011, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2012	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,527	$7,220	$458	$32,205
Less: Accumulated amortization	11,729	2,678	381	14,788
Total, net	$12,798	$4,542	$77	$17,417

As of December 31, 2011	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,471	$7,220	$456	$32,147
Less: Accumulated amortization	11,238	2,553	357	14,148
Total, net	$13,233	$4,667	$99	$17,999

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Prepaid and other current assets
Prepaid expenses	$1,389	$1,168
Prepaid taxes	1,059	781
Deposits	605	605
Note receivable	1,800	--
Other	1,238	1,227
Total prepaid and other current assets	$6,091	$3,781

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	245	264
Deferred financing costs, net	3,399	3,725
Tenant inducement asset	976	1,064
Straight-line rent asset	2,795	2,776
Mortgage notes receivable	895	851
Total non-current assets	$9,444	$9,814

Short Term Note Receivable

On February 29, 2012, we acquired for $1.8 million from the original lender a promissory note which is currently in default and which we believe to be indirectly secured by the 50% membership interest in the Angelika Film Center, LLC not already owned by our Company.  The note was acquired in order to protect our interest in the Angelika Film Center, LLC, with the intention of providing for an orderly satisfaction of the debt evidenced by that promissory note.

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Expected tax provision (benefit)	$(27)	$(781)
Reduction (increase) in taxes resulting from:
Change in valuation allowance, other	(483)	909
Foreign income tax provision	904	100
Foreign withholding tax provision	367	103
Tax effect of foreign tax rates on current income	511	(129)
State and local tax provision	113	125
Reserve for federal tax litigation	240	309
Actual tax provision	$1,625	$636

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia consolidated group of subsidiaries as of March 31, 2012.  There is no withholding tax on dividends paid by an Australian company to its 80% or more U.S. public company shareholder, thus we  have not provided foreign withholding taxes for these current retained earnings. We believe the U.S. tax impact of a dividend from our Australian subsidiary, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of March 31, 2012.

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

In the period ending June 30, 2011, the Company determined that substantial negative evidence regarding the realizable nature of deferred tax assets continues to exist in the U.S., New Zealand, and Puerto Rico subsidiaries, arising from ongoing pre-tax financial losses.  Accordingly, the Company continues to record a full valuation allowance for net deferred tax assets available in these subsidiaries.  After consideration of a number of factors for the Reading Australia group, including its recent history of pretax financial income, its expected future earnings, the increase in market value of its real estate assets, which would cause taxable gain if sold, and having executed in June 2011 a credit facility of over $100.0 million to resolve potential liquidity issues, the Company determined that it is more likely than not that deferred tax assets in Reading Australia will be realized.  Accordingly, during 2011, Reading Australia reversed $13.8 million of the valuation allowance previously recorded against its net deferred tax, which mainly reflects the loss carryforwards available to offset future taxable income in Australia.

We have accrued $25.5 million in income tax liabilities as of March 31, 2012, of which $14.2 million has been classified as income taxes payable and $11.3 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $3.5 million in connection with the negotiated Tax Court judgment, dated January 6, 2011, implementing our agreement with the IRS as to the final disposition of the 1996 tax litigation matter.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending March 31, 2012 and December 31, 2011, and December 31, 2010 (dollars in thousands):

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Unrecognized tax benefits – gross beginning balance	$1,974	$8,058	$11,412
Gross increases – prior period tax provisions	95	--	--
Gross increases – current period tax positions	--	151	405
Settlements	--	(6,235)	(3,189)
Statute of limitations lapse	--	--	(570)
Unrecognized tax benefits – gross ending balance	$2,069	$1,974	$8,058

For the three months ending March 31, 2012 we recorded an increase to our gross unrecognized tax benefits of $0.1 million and an increase to tax interest of $0.6 million.  The net tax balance is approximately $2.1 million, of which $1.0 million would impact the effective rate if recognized.

             It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $0.9 million to $1.8 million.  The reasons for such changes include but are not limited to tax positions expected to be taken during the next twelve months, reevaluation of current uncertain tax positions, expiring statutes of limitations, and interest related to the ”Tax Audit/Litigation” settlement which occurred January 6, 2011.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2007 and earlier are barred by statutes of limitations.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2006 and afterward generally remain open for examination as of March 31, 2012.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	March 31, 2012 Interest Rate	December 31, 2011 Interest Rate	Maturity Date	March 31, 2012 Balance	December 31, 2011 Balance
NAB Australian Corporate Term Loan	7.04%	7.20%	June 30, 2014	$87,860	$88,671
NAB Australian Corporate Revolver	7.04%	7.20%	June 30, 2014	--	--
Australian Shopping Center Loans	-	-	2012-2014	389	384
New Zealand Corporate Credit Facility	4.80%	4.15%	March 31, 2015	22,960	21,854
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Cinema 1, 2, 3 Term Loan	6.73%	6.73%	July 1, 2012	15,000	15,000
US GE Capital Term Loan	5.50%	5.50%	December 1, 2015	30,078	32,188
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,545	6,583
US Nationwide Loan 1	8.50%	8.50%	February 21, 2013	596	597
US Sanborn Note	-	7.00%	January 31, 2012	--	250
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	7,121	7,174
Total				$207,462	$209,614

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for our NAB Australian Corporate Credit Facility (“NAB Loan”) and GE Capital Term Loan (“GE Loan”), we have entered into interest rate swap agreements for all or part of these facilities.  These swap agreements result in us paying a total fixed interest rate of 8.15% (5.50% swap contract rate plus a 2.65% margin) for our NAB Loan and a total fixed interest rate of 5.84% (1.34% swap contract rate plus a 4.50% margin) for our GE Loan instead of the above indicated 7.04% and 5.50%, respectively, the obligatorily disclosed loan rates.

Renewed New Zealand Credit Facility

On February 8, 2012, we received an approved amendment from Westpac renewing our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility.  The renewed facility calls for a decrease in the overall facility by $4.1 million ($5.0 million) to $32.8 million (NZ$40.0 million) and an increase in the facility margin of 0.55% to 2.0%.  No other significant changes to the facility were made.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Current liabilities
Security deposit payable	$134	$137
Other	38	--
Other current liabilities	$172	$137
Other liabilities
Foreign withholding taxes	$6,279	$6,212
Straight-line rent liability	8,153	8,067
Lease liability	5,773	5,746
Environmental reserve	1,656	1,656
Accrued pension	4,379	4,289
Interest rate swap	4,391	4,722
Acquired leases	2,581	2,742
Other payable	1,192	1,243
Other	641	962
Other liabilities	$35,045	$35,639

Included in our other liabilities are accrued pension costs of $4.4 million at March 31, 2012.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three months ended March 31, 2012 and 2011.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three months ended March 31, 2012, we recognized $89,000 of interest cost and $76,000 of amortized prior service cost.  For the three months ended March 31, 2011, we recognized $82,000 of interest cost and $82,000 of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.0 million and $663,000 as of March 31, 2012 and December 31, 2011.  Our share of unconsolidated debt, based on our ownership percentage, was $340,000 and $221,000 as of March 31, 2012 and December 31, 2011.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of iDNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	50% interest in the Coachella Land purchase owned by Mr. James J. Cotter, Sr.; and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by SHC.

The components of noncontrolling interests are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
AFC LLC	$1,303	$1,125
Australian Country Cinemas	427	360
Coachella Land	2,734	--
Sutton Hill Properties	(339)	(250)
Noncontrolling interests in consolidated subsidiaries	$4,125	$1,235

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
AFC LLC	$178	$192
Australian Country Cinemas	63	74
Elsternwick unincorporated joint venture	--	24
Coachella Land	(21)	--
Sutton Hill Properties	(90)	(57)
Net income attributable to noncontrolling interest	$130	$233

Coachella Land Purchase

During the 2012 Quarter, Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California.  Pursuant to FASB ASC 810-10-05, we have consolidated Mr. Cotter’s interest in the property and its expenses with that of our interest and shown his interest as a noncontrolling interest.  See Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment.

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2012	$123,752	$1,235	$124,987
Net loss	(239)	130	(109)
Increase in additional paid in capital	180	--	180
Contributions from noncontrolling stockholders	--	2,755	2,755
Accumulated other comprehensive income	4,056	5	4,061
Equity at – March 31, 2012	$127,749	$4,125	$131,874

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2011	$111,787	$852	$112,639
Net loss	(2,480)	233	(2,247)
Increase in additional paid in capital	47	--	47
Distributions to noncontrolling stockholders	--	(141)	(141)
Accumulated other comprehensive income	3,056	7	3,063
Equity at – March 31, 2011	$112,410	$951	$113,361

Note 15 – Common Stock

Common Stock Issuance

During the three months ended March 31, 2012 and 2011, we issued 155,925 and 174,825, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grant.

For the stock options exercised during the 2012 Quarter, we issued in exchange for cash 40,000 shares of Class A Nonvoting Common Stock at an exercise price of $2.50 per share to employees of the corporation under our employee stock option plan.  No stock options were exercised during the 2011 Quarter.

Note 16 – Derivative Instruments

We are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of the interest rate swap.  In the case of our Australian borrowings, we are presently required to swap no less than 75% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations.  In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement, which swaps 100% of our variable rate loan based on BBSY for a 5.50% fixed rate loan, and we have contracted for balance step-downs that correspond with the loan’s principal payments through the termination of the loan.  Under our GE Capital Term Loan, we are required to swap no less than 50% of our variable rate drawdowns for the first three years of the loan agreement. We elected to swap 100% of the original loan balance on the GE Capital Term Loan and have contracted for balance step-downs that correspond with the loan’s principal payments through December 31, 2013.  For an explanation of the impact of these swaps on our interest paid for the periods, see Note 11 – Notes Payable.

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2012:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$32,578,000	1.340%	0.470%	December 31, 2013
Interest rate swap	$87,860,000	5.500%	4.388%	June 30, 2016

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $331,000 during the three months ended March 31, 2012, and a $149,000 increase in interest expense during the three months ended March 31, 2011.  At March 31, 2012 and December 31, 2011, we recorded the fair market value of our interest rate swaps of $4.4 million and $4.7 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 17 – Fair Value of Financial Instruments

We measure the following assets at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2012	2011	2012	2011
Cash and cash equivalents	1	$29,097	$31,597	$29,097	$31,597
Investment in marketable securities	1	$45	$2,874	$45	$2,874
Interest rate swaps liability	2	$4,391	$4,722	$4,391	$4,722

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

Level 2 Fair Value Measurements – Interest Rate Swaps – The fair value of interest rate swaps are estimated based on market data and quotes from counter parties to the agreements which are corroborated by market data.

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

As of March 31, 2012 and December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of March 31, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 17 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended March 31, 2012.

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2012	2011	2012		2011
Notes payable	$170,549	$172,701		$163,189		$166,152
Notes payable to related party	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt	$27,913	$27,913		$19,957		$20,544

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

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land with the intention of using it in the interim for agricultural purposes.  Half of the funds used to acquire the land were provided by James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest.   The limited liability company is administratively managed by our Company.

We continue to consider the potential sale of certain of our real estate assets.  As part of this business strategy, on February 21, 2012, we sold the three properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres for $1.9 million (AUS$1.8 million).  Also, we continue to consider various methods to monetize all or at least the residential portion of our Burwood development site and our Lake Taupo properties even though they cannot be classified as a property held for sale pursuant to ASC 360-10-45.

Results of Operations

At March 31, 2012, we owned and operated 51 cinemas with 429 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand, and (v) owned 50% of a 202-acre property, zoned for the development of up to 843 single-family residential units in Coachella, California.

Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.  Our year-to-year results of operations were impacted by the fluctuation in the value of the Australian and New Zealand dollars vis-à-vis the US dollar resulting in an increase in results of operations for our foreign operations for 2012 compared to 2011.

The tables below summarize the results of operations for each of our principal business segments for the three (“2012 Quarter”) months ended March 31, 2012 and the three (“2011 Quarter”) months ended March 31, 2012, respectively (dollars in thousands):

Three Months Ended March 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$57,402	$7,132	$(1,882)	$62,652
Operating expense	48,215	2,795	(1,882)	49,128
Depreciation & amortization	2,830	1,228	--	4,058
General & administrative expense	702	179	--	881
Segment operating income	$5,655	$2,930	$--	$8,585

Three Months Ended March 31, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$49,473	$6,436	$(1,667)	$54,242
Operating expense	43,140	2,431	(1,667)	43,904
Depreciation & amortization	2,904	1,222	--	4,126
General & administrative expense	612	187	--	799
Segment operating income	$2,817	$2,596	$--	$5,413

Reconciliation to net loss attributable to Reading International, Inc. shareholders:	2012 Quarter	2011 Quarter
Total segment operating income	$8,585	$5,413
Non-segment:
Depreciation and amortization expense	139	3
General and administrative expense	3,539	3,436
Operating income	4,907	1,974
Interest expense, net	(3,759)	(3,930)
Other expense	(45)	(19)
Income tax expense	(1,625)	(636)
Equity earnings of unconsolidated joint ventures and entities	413	364
Net loss	$(109)	$(2,247)
Net income attributable to noncontrolling interests	(130)	(233)
Net loss attributable to Reading International, Inc. common shareholders	$(239)	$(2,480)

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 51 cinema complexes with 429 screens during the 2012 Quarter and 52 cinema complexes with 421 screens during the 2011 Quarter and management fee income from 2 cinemas with 9 screens in both years reflecting the purchase of our CalOaks Cinema in Marietta, California cinema with 17 screens in August 2011, the sale of our Elsternwick cinema in Australia with 5 screens in April 2011, and the closing of our Hastings, New Zealand cinema with 4 screens in January 2012.  The following tables detail our cinema exhibition segment operating results for the three months ended March 31, 2012 and 2011, respectively (dollars in thousands):

Three Months Ended March 31, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$19,523	$17,418	$3,163	$40,104
Concessions revenue	7,648	5,972	875	14,495
Advertising and other revenues	1,250	1,386	167	2,803
Total revenues	28,421	24,776	4,205	57,402

Cinema costs	23,221	18,804	3,530	45,555
Concession costs	1,243	1,200	217	2,660
Total operating expense	24,464	20,004	3,747	48,215

Depreciation and amortization	1,650	926	254	2,830
General & administrative expense	518	184	--	702
Segment operating income	$1,789	$3,662	$204	$5,655

Three Months Ended March 31, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$15,348	$16,819	$2,991	$35,158
Concessions revenue	5,793	5,186	741	11,720
Advertising and other revenues	1,095	1,341	159	2,595
Total revenues	22,236	23,346	3,891	49,473

Cinema costs	20,078	17,582	3,290	40,950
Concession costs	888	1,128	174	2,190
Total operating expense	20,966	18,710	3,464	43,140

Depreciation and amortization	1,620	1,009	275	2,904
General & administrative expense	469	143	--	612
Segment operating income (loss)	$(819)	$3,484	$152	$2,817

•
Cinema revenue increased for the 2012 Quarter by $7.9 million or 16.0% compared to the same period in 2011.  The 2012 Quarter increase was primarily from an increase in U.S. box office attendance of 518,000 from improved film product compared to the same period in 2011 resulting in an increase in box office revenue of $4.2 million and an increase in concessions and other revenue of $2.0 million.    Our Australia and New Zealand admissions were relatively flat but our revenue increased from these regions due to an increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense increased for the 2012 Quarter by $5.1 million or 11.8% compared to the same period in 2011.  This increase followed the increased revenues noted above primarily relating to the improved film product in 2012 compared to 2011.  The increase in expense was also as a result of an increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar (see below).  Overall, our operating expense as a percent of gross revenue decreased from 87.2% to 84.0% primarily resulting from an increase in admissions which drove down our labor per admit costs and from our fixed rent costs relative to the aforementioned increase in revenue.

•
General and administrative costs increased for the 2012 Quarter by $90,000 or 14.7% compared to the same period in 2011 due to an increase in payroll and related costs for our U.S. and Australia cinema circuits.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 5.0% and 8.2%, respectively, since the 2011 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, and driven by the increased revenue, the cinema exhibition segment income increased for the 2012 Quarter by $2.8 million compared to the same period in 2011, a 100.7% increase.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended March 31, 2012 and 2011, respectively (dollars in thousands):

Three Months Ended March 31, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$899	$--	$--	$899
Property rental income	419	3,858	1,956	6,233
Total revenues	1,318	3,858	1,956	7,132

Live theater costs	515	--	--	515
Property rental cost	300	1,449	531	2,280
Total operating expense	815	1,449	531	2,795

Depreciation and amortization	78	817	333	1,228
General & administrative expense	9	157	13	179
Segment operating income	$416	$1,435	$1,079	$2,930

Three Months Ended March 31, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$853	$--	$--	$853
Property rental income	470	3,319	1,794	5,583
Total revenues	1,323	3,319	1,794	6,436

Live theater costs	500	--	--	500
Property rental cost	142	1,352	437	1,931
Total operating expense	642	1,352	437	2,431

Depreciation and amortization	82	783	357	1,222
General & administrative expense	9	157	21	187
Segment operating income	$590	$1,027	$979	$2,596

•
Real estate revenue increased for the 2012 Quarter by $696,000 or 10.8% compared to the same period in 2011.  Our Australia and New Zealand revenue increased primarily due to higher rents in 2012 compared to the same period in 2011 coupled with a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2012 Quarter compared to the 2011 Quarter (see below).  The change in our U.S. real estate revenues from the 2012 Quarter to the 2011 Quarter was relatively flat.

•
Operating expense for the real estate segment increased for the 2012 Quarter by $364,000 or 15.0% compared to the same period in 2011.  This increase resulted from higher repairs, maintenance, and insurance costs for our operating properties and from legal costs incurred in 2012 associated with our old railroad properties.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 5.0% and 8.2%, respectively, since the 2011 Quarter, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income increased for the 2012 Quarter by $334,000 or 12.9% compared to the same period in 2011.

Corporate

Quarterly Results

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $103,000 in the 2012 Quarter compared to the 2011 Quarter primarily related to an increase in compensation expense; an increase in litigation related legal costs in Australia and in the U.S.; an increase in professional fees in Australia for information systems and tax consulting; and additional costs associated with relocating our office in Los Angeles, California; offset by, cost savings relating to the transfer of our accounting department from Australia and the U.S. to New Zealand.

Net interest expense decreased by $171,000 for the 2012 Quarter compared to the 2011 Quarter.  The decrease in interest expense during the 2012 Quarter was primarily due to the change in fair value of our interest rate swaps in 2012 resulting in a net decrease in interest expense compared to a net increase for the same period in 2011.

For the 2012 Quarter, we recorded an other expense of $45,000 compared to an other expense of $19,000 for the 2011 Quarter.  The 2012 Quarter other expense was primarily related to a litigation loss associated with our former Houston cinema lease offset by a gain on sale of marketable securities and the 2011 Quarter other expense was primarily related to the write off of certain long-term assets.

For the 2012 Quarter, income tax expense increased by $989,000 primarily relating to taxable income generated by our Australia group of subsidiaries.

For the 2012 Quarter, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $49,000 primarily due to improved earnings from our Mt. Gravatt investment.

Net Loss Attributable to Reading International, Inc. Common Shareholders

We recorded a net loss attributable to Reading International, Inc. common shareholders of $239,000 for the 2012 Quarter compared to a net loss of $2.5 million for the 2011 Quarter.  As described above, the $2.2 million change in net loss from 2011 to 2012 related to a $2.8 million increase in operating income offset by a $989,000 increase in tax expense.  The increase in operating income was primarily from our cinema operations driven by a worldwide cinema attendance increase of 544,000.

Acquisition

Coachella, California Land Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land with the intention of using it in the interim for agricultural purposes. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest.  The limited liability company is administratively managed by our Company.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt	$25,459	$31,320	$69,967	$43,803	$--	$--	$170,549
Notes payable to related parties	--	9,000	--	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	7	20	30	40	50	4,232	4,379
Lease obligations	23,804	28,687	25,309	21,264	19,769	77,699	196,532
Estimated interest on debt	9,869	11,260	6,927	2,609	1,568	16,460	48,693
Total	$59,139	$80,287	$102,233	$67,716	$21,387	$126,304	$457,066

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25, Income Taxes – Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.1 million as of March 31, 2012 mainly as a result of the settlement on January 6, 2011 of the Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.0 million and $663,000 as of March 31, 2012 and December 31, 2011.  Our share of unconsolidated debt, based on our ownership percentage, was $340,000 and $221,000 as of March 31, 2012 and December 31, 2011.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Long-Term Debt

Renewed New Zealand Credit Facility

On February 8, 2012, we received an approved amendment from Westpac renewing our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility.  The renewed facility calls for a decrease in the overall facility by $4.1 million ($5.0 million) to $32.8 million (NZ$40.0 million) and an increase in the facility margin of 0.55% to 2.0%.  No other significant changes to the facility were made.

Liquidity Requirements

Cinemas 1, 2, 3 Term Loan

As our Cinemas 1, 2, 3 loan is due to mature on July 1, 2012, the March 31, 2012 outstanding balance of this debt of $15.0 million is classified as current on our balance sheet.  We intend to either refinance the property’s debt with similar financing or a bridge loan until we have secured an agreement to sell the property.

Tax Settlement Liability

As indicated in our 2011 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, we are obligated to pay $290,000 per month, $3.5 million per year, in settlement for our tax liability for tax year ending June 30, 1997.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $29.1 million cash balance, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operations was $2.2 million in the 2012 Quarter compared to $451,000 in the 2011 Quarter.  The year-to-year increase in cash provided by operations of $1.8 million was due primarily to a $3.2 million increase of operational cash flows offset by a $1.4 million change in operating assets and liabilities.

Investing Activities

Cash used in investing activities for the 2012 Quarter was $3.5 million compared to $4.2 million from the same period in 2011, a change of $0.8 million.  The $3.5 million of cash used in investing activities for the 2012 Quarter was primarily related to:

•	$1.1 million in property enhancements to our existing properties;

•	$1.8 million to purchase a note receivable; and

•	$5.5 million for the purchase of the Coachella land acquisition;

offset by

•	$16,000 of a change in restricted cash;

•	$1.9 million of proceeds from the sale of our Taringa properties; and

•	$3.0 million of proceeds from the sale of marketable securities.

The $4.2 million cash used for the 2011 Quarter was primarily related to:

•	$1.5 million in property enhancements to our existing properties;

•	$2.8 million for the purchase of mortgage notes receivable; and

•	$85,000 of a change in restricted cash;

offset by

•	$181,000 of a property sale deposit.

Financing Activities

Cash used in financing activities for the 2012 Quarter was $1.7 million compared to $4.5 million for the same period in 2011 resulting in a change of $2.8 million.  The $1.7 million in cash used in financing activities during the 2012 Quarter was primarily related to:

•	$2.5 million in noncontrolling interests’ contributions;

offset by

•	$4.3 million of loan repayments including $2.1 million in payments on our GE Capital Loan and $1.8 million in payments on our NAB term debt.

The $4.5 million in cash used in financing activities during the 2011 Quarter was primarily related to:

•	$1.1 million of borrowing on our New Zealand credit facility;

offset by

•	$5.5 million of loan repayments including a $3.4 million pay down of our GE Capital Loan and $2.0 million pay down of our Nationwide Notes; and

•	$141,000 in noncontrolling interests’ distributions.

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

We discuss these critical accounting policies in our 2011 Annual Report and advise you to refer to that discussion.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $331,000 during the three months ended March 31, 2012, and a $149,000 increase in interest expense during the three months ended March 31, 2011.  At March 31, 2012 and December 31, 2011, we recorded the fair market value of our interest rate swaps of $4.4 million and $4.7 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the defendants, we accrue for probable damages, which insurance may not cover, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  There have been no material changes to our litigation exposure since our 2011 Annual Report.

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

At March 31, 2012, approximately 56%  and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $19.9 million in cash and cash equivalents.  At December 31, 2011, approximately 57% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $19.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $4.0 million for the three months ended March 31, 2012, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 58% and 47% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $14.2 million and $3.5 million, respectively, and the change in our quarterly net income (loss) would be $115,000 and $63,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2012 and December 31, 2011, we have recorded a cumulative unrealized foreign currency translation gain of approximately $64.1 million and $60.1 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $70,000 increase or decrease in our 2012 Quarter’s Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our annual report on Form 10-K filed on March 15, 2012 with the SEC for the fiscal year ended December 31, December 31, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 2 – Equity and Stock-Based Compensation, above.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

None.

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

READING INTERNATIONAL, INC.

Date:	May 9, 2012	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	May 9, 2012	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer