Form 10-Q
period 2012-06-30
READING INTERNATIONAL INC
filed 2012-08-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 8, 2012, there were 21,571,953 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART 1 - Financial Information
Item 1 - Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands)
	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$22,678	$31,597
Time deposits	8,000	--
Receivables	6,762	6,973
Inventory	758	1,035
Investment in marketable securities	49	2,874
Restricted cash	2,377	2,379
Deferred tax asset	3,525	1,985
Prepaid and other current assets	3,893	3,781
Assets held for sale	2,100	1,848
Total current assets	50,142	52,472

Property held for and under development	95,817	91,698
Property & equipment, net	211,640	215,428
Investment in unconsolidated joint ventures and entities	7,648	7,839
Investment in Reading International Trust I	838	838
Goodwill	22,536	22,277
Intangible assets, net	16,817	17,999
Deferred tax asset, net	10,468	12,399
Other assets	11,151	9,814
Total assets	$427,057	$430,764

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$16,645	$16,905
Film rent payable	5,948	6,162
Notes payable – current portion	21,795	29,630
Taxes payable	14,638	14,858
Deferred current revenue	8,707	10,271
Other current liabilities	204	137
Total current liabilities	67,937	77,963

Notes payable – long-term portion	144,914	143,071
Notes payable to related party – long-term portion	9,000	9,000
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	10,508	12,191
Other liabilities	36,955	35,639
Total liabilities	297,227	305,777
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
31,936,123 issued and 21,571,953 outstanding at June 30, 2012 and 31,675,518
issued and 21,311,348 outstanding at December 31, 2011	221	220
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at June 30, 2012 and at December 31, 2011	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2012 and December 31, 2011	--	--
Additional paid-in capital	135,691	135,171
Accumulated deficit	(66,082)	(66,079)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	59,875	58,937
Total Reading International, Inc. stockholders’ equity	125,208	123,752
Noncontrolling interests	4,622	1,235
Total stockholders’ equity	129,830	124,987
Total liabilities and stockholders’ equity	$427,057	$430,764

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenue
Cinema	$57,988	$62,236	$115,390	$111,710
Real estate	5,156	4,937	10,406	9,706
Total operating revenue	63,144	67,173	125,796	121,416

Operating expense
Cinema	46,465	48,234	92,798	89,709
Real estate	2,645	2,594	5,441	5,026
Depreciation and amortization	4,007	4,292	8,204	8,421
General and administrative	4,326	4,756	8,746	8,990
Total operating expense	57,443	59,876	115,189	112,146

Operating income	5,701	7,297	10,607	9,270

Interest income	193	409	393	841
Interest expense	(5,876)	(5,815)	(9,836)	(10,178)
Net loss on sale of assets	(2)	(68)	(2)	(68)
Other expense	68	91	23	74
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	84	1,914	1,185	(61)
Income tax benefit (expense)	(259)	13,774	(1,884)	13,138
Income (loss) before equity earnings of unconsolidated joint ventures and entities	(175)	15,688	(699)	13,077
Equity earnings of unconsolidated joint ventures and entities	399	269	812	633
Income (loss) before discontinued operations	224	15,957	113	13,710
Gain on sale of discontinued operation	--	1,656	--	1,656
Net income	$224	$17,613	$113	$15,366
Net (income) loss attributable to noncontrolling interests	15	(181)	(116)	(414)
Net income (loss) attributable to Reading International, Inc. common shareholders	$239	$17,432	$(3)	$14,952
Basic and diluted income per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.01	$0.69	$--	$0.58
Earnings from discontinued operations, net	--	0.07	--	0.07
Basic and diluted income (loss) per share attributable to Reading International, Inc. shareholders	$0.01	$0.76	$--	$0.65
Weighted average number of shares outstanding – basic	23,009,209	22,789,718	22,969,392	22,749,202
Weighted average number of shares outstanding – diluted	23,177,815	22,960,713	22,969,392	22,920,198

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(U.S. dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$224	$17,613	$113	$15,366
Foreign currency translation gain (loss)	(3,206)	8,782	789	11,437
Realized (gain) loss on available for sale investments	--	(23)	(109)	(23)
Unrealized gain (loss) on available for sale investments	3	(219)	102	106
Amortization of pension prior service costs	76	82	152	164
Comprehensive income (loss)	(2,903)	26,235	1,047	27,050
Net income (loss) attributable to noncontrolling interest	15	(181)	(116)	(414)
Comprehensive income (loss) attributable to noncontrolling interest	9	(17)	4	(24)
Comprehensive income (loss) attributable to Reading International, Inc.	$(2,879)	$26,037	$935	$26,612

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$113	$15,366
Adjustments to reconcile net income to net cash provided by operating activities:
Gain recognized on foreign currency transactions	(19)	--
Equity earnings of unconsolidated joint ventures and entities	(812)	(633)
Distributions of earnings from unconsolidated joint ventures and entities	911	375
(Gain) loss on sale of assets	2	(1,588)
Change in valuation allowance on net deferred tax assets	373	(14,422)
Gain on sale of marketable securities	(109)	(23)
Depreciation and amortization	8,204	8,421
Amortization of prior service costs	152	164
Amortization of above and below market leases	204	406
Amortization of deferred financing costs	657	621
Amortization of straight-line rent	395	496
Stock based compensation expense	213	94
Changes in assets and liabilities:
(Increase) decrease in receivables	232	(920)
(Increase) decrease in prepaid and other assets	170	629
Decrease in accounts payable and accrued expenses	(302)	(750)
Increase (decrease) in film rent payable	(222)	814
Increase (decrease) in taxes payable	(1,921)	970
Increase (decrease) in deferred revenue and other liabilities	(1)	72
Net cash provided by operating activities	8,240	10,092
Investing Activities
Acquisition of property	(5,510)	--
Purchases of and additions to property and equipment	(3,188)	(3,183)
Change in restricted cash	33	(136)
Purchase of notes receivable	(1,800)	(5,034)
Sale of marketable securities	2,974	123
Distributions of investment in unconsolidated joint ventures and entities	132	--
Proceeds from sale of property	1,862	6,750
Cinema sale proceeds from noncontrolling shareholder	--	1,867
Purchase of term deposits	(8,000)	--
Net cash provided by (used in) investing activities	(13,497)	387
Financing Activities
Repayment of long-term borrowings	(22,510)	(112,425)
Proceeds from borrowings	15,945	105,311
Capitalized borrowing costs	(445)	(684)
Repurchase of Class A Nonvoting Common	--	(111)
Proceeds from the exercise of stock options	308	--
Noncontrolling interest contributions	3,275	--
Noncontrolling interest distributions	--	(554)
Net cash used in financing activities	(3,427)	(8,463)
Effect of exchange rate on cash	(235)	1,650

Increase (decrease) in cash and cash equivalents	(8,919)	3,666
Cash and cash equivalents at the beginning of the period	31,597	34,568
Cash and cash equivalents at the end of the period	$22,678	$38,234
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings, net of amounts capitalized	$7,912	$8,244
Income taxes	$3,706	$407
Non-Cash Transactions
Foreclosure of a mortgage note to obtain title of the underlying property	--	1,125
Noncontrolling interest contribution from bonus accrual	255	--

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2012

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2012 (the “June Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2012 Quarter”) and six (“2012 Six Months”) months ended June 30, 2012 and the three (“2011 Quarter”) and six (“2011 Six Months”) months ended June 30, 2011.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of June 30, 2012 and our results of our operations and cash flows for the three and six months ended June 30, 2012 and 2011 have been made.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the entire year.

Liquidity Requirements

Liberty Theatre Term Loans

As our Liberty Theater Term Loans are due to mature on April 1, 2013, the June 30, 2012 outstanding balance of this debt of $6.5 million is classified as current on our balance sheet.  We intend to refinance the property’s debt with similar financing.

Tax Settlement Liability

As indicated in our 2011 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, we are obligated to pay $290,000 per month, $3.5 million per year, in settlement of our tax liability for the tax year ended June 30, 1997.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $30.7 million of cash and time deposits, to meet our anticipated short-term working capital requirements for the next twelve months.

Time Deposits

Time deposits are cash depository investments in which the maturity of the investments is greater than 90 days.  During May 2012, we purchased $8.0 million in U.S. dollar time deposits in Australia which are scheduled to mature on January 3, 2013 having an interest rate of 1.26%.

Marketable Securities

We had investments in marketable securities of $49,000 and $2.9 million at June 30, 2012 and December 31, 2011, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative income (loss) of $4,000 and $(11,000) included in accumulated other comprehensive income at June 30, 2012 and December 31, 2011, respectively.  For the three and six months ended June 30, 2012, our net unrealized income (loss) on marketable securities was $3,000 and ($7,000), respectively.  For the three and six months ended June 30, 2011, our net unrealized gain (loss) on marketable securities was $126,000 and $(43,000), respectively.  During the six months ended June 30, 2012, we sold $3.0 million of our marketable securities with a realized gain of $109,000.

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

Accounting Pronouncements Adopted During 2012

FASB ASU No. 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income

ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity.  Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented.  This amendment is effective for our Company in 2012 and was applied retrospectively.

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

Note 2 – Equity and Stock Based Compensation

Stock-Based Compensation

During the six months ended June 30, 2012 and 2011, we issued 155,925 and 174,825, respectively, of Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants, and, during  the three months ended June 30, 2012, we issued 9,680 as a one-time stock grant of Class A Nonvoting shares to our employees valued at $44,000 which we accounted for as compensation expense.  During the three and six months ended June 30, 2012, we accrued $238,000 and $476,000, respectively, in compensation expense associated with the vesting of executive employee stock grants. During the three and six months ended June 30, 2011, we accrued $188,000 and $375,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and six months ended June 30, 2012 and 2011, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

For the 40,000 options granted during 2012, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2012
Stock option exercise price	$4.99
Risk-free interest rate	1.710%
Expected dividend yield	--
Expected option life	10 yrs
Expected volatility	31.87%
Weighted average fair value	$2.19

We did not grant any options during the three or six months ended June 30, 2011.

Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of stock options that vested of $89,000 and $169,000 for the three and six months ended June 30, 2012, respectively, and $47,000 and $94,000 for the three and six months ended June 30, 2011, respectively.  At June 30, 2012, the total unrecognized estimated compensation cost related to non-vested stock options granted was $27,000, which we expect to recognize over a weighted average vesting period of 0.17 years.  95,000 options were exercised during the six months ended June 30, 2012 having a realized value of $136,000 for which we received $308,000 of cash.  There were no options exercised during the six months ended June 30, 2011.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2012 was $430,000 of which 77.7% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of June 30, 2012 and December 31, 2011:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2011	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2011	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05
Granted	40,000	--	$4.99	$--
Exercised	(95,000)	--	$4.68	$--
Outstanding-June 30, 2012	567,350	185,100	$6.01	$9.90	489,383	167,550	$6.30	$10.05

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at June 30, 2012 and December 31, 2011 was approximately 4.41 and 4.13 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2012 and December 31, 2011 was approximately 4.23 and 3.85 years, respectively.

Note 3 – Business Segments

We organize our operations into two reportable business segments within the meaning of FASB ASC 280-10 - Segment Reporting.  Our reportable segments are (1) cinema exhibition and (2) real estate.  The cinema exhibition segment is engaged in the development, ownership, and operation of multiplex cinemas.  The real estate segment is engaged in the development, ownership, and operation of commercial properties.  Incident to our real estate operations we have acquired, and continue to hold, raw land in urban and suburban centers in Australia, New Zealand, and the United States.

The tables below summarize the results of operations for each of our principal business segments for the three and six months ended June 30, 2012 and 2011, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three Months Ended June 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$57,988	$7,038	$(1,882)	$63,144
Operating expense	48,347	2,645	(1,882)	49,110
Depreciation & amortization	2,733	1,177	--	3,910
General & administrative expense	782	146	--	928
Segment operating income	$6,126	$3,070	$--	$9,196

Three Months Ended June 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$62,236	$6,604	$(1,667)	$67,173
Operating expense	49,901	2,594	(1,667)	50,828
Depreciation & amortization	3,000	1,285	--	4,285
General & administrative expense	669	207	--	876
Segment operating income	$8,666	$2,518	$--	$11,184

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2012 Quarter	2011 Quarter
Total segment operating income	$9,196	$11,184
Non-segment:
Depreciation and amortization expense	97	7
General and administrative expense	3,398	3,880
Operating income	5,701	7,297
Interest expense, net	(5,683)	(5,406)
Other income	68	91
Loss on sale of assets	(2)	(68)
Income tax benefit (expense)	(259)	13,774
Equity earnings of unconsolidated joint ventures and entities	399	269
Income from discontinued operations	--	1,656
Net income	$224	$17,613
Net (income) loss attributable to noncontrolling interests	15	(181)
Net income attributable to Reading International, Inc. common shareholders	$239	$17,432

Six Months Ended June 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$115,390	$14,171	$(3,765)	$125,796
Operating expense	96,563	5,441	(3,765)	98,239
Depreciation & amortization	5,563	2,405	--	7,968
General & administrative expense	1,484	325	--	1,809
Segment operating income	$11,780	$6,000	$--	$17,780

Six Months Ended June 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$111,710	$13,040	$(3,334)	$121,416
Operating expense	93,043	5,026	(3,334)	94,735
Depreciation & amortization	5,904	2,507	--	8,411
General & administrative expense	1,280	394	--	1,674
Segment operating income	$11,483	$5,113	$--	$16,596

Reconciliation to net income (loss) attributable to Reading International, Inc. shareholders:	2012 Six Months	2011 Six Months
Total segment operating income	$17,780	$16,596
Non-segment:
Depreciation and amortization expense	236	10
General and administrative expense	6,937	7,316
Operating income	10,607	9,270
Interest expense, net	(9,443)	(9,337)
Other income	23	74
Loss on sale of assets	(2)	(68)
Income tax benefit (expense)	(1,884)	13,138
Equity earnings of unconsolidated joint ventures and entities	812	633
Income from discontinued operations	--	1,656
Net income	$113	$15,366
Net income attributable to noncontrolling interests	(116)	(414)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(3)	$14,952

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2012 and December 31, 2011:

	US Dollar
	June 30, 2012	December 31, 2011
Australian Dollar	$1.0236	$1.0251
New Zealand Dollar	$0.8027	$0.7805

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

	Three months ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$239	$15,776	$(3)	$13,296
Income from discontinued operations	--	1,656	--	1,656
Net income (loss) attributable to Reading International, Inc. common shareholders	239	17,432	$(3)	$14,952

Basic and diluted loss per share attributable to Reading International, Inc. common share holders:
Earnings (loss) from continuing operations	$0.01	$0.69	$--	$0.58
Earnings from discontinued operations	--	0.07	--	0.07
Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common shareholders:	$0.01	$0.76	$--	$0.65
Weighted average shares of common stock – basic	23,009,209	22,789,718	22,969,392	22,749,202
Weighted average shares of common stock – diluted	23,177,815	22,960,713	22,969,392	22,920,198

For the three and six months ended June 30, 2012, we recorded losses from continuing operations; therefore, we excluded 168,606 of in-the-money incremental stock options from the computation of diluted loss per share because they were anti-dilutive.  For the three and six months ended June 30, 2011, the weighted average common stock – diluted included 170,995 of stock compensation and in-the-money incremental stock options.  In addition, 692,789 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2012, and 714,417 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2011.

Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment

Acquisitions

Coachella, California Land Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest.  The limited liability company is administratively managed by our Company.  See Note 14 – Noncontrolling Interests.

Disposals

Taringa

On February 21, 2012, we sold our three properties in the Taringa area of Brisbane, Australia consisting of approximately 1.1 acres for $1.9 million (AUS$1.8 million).

Property Held For and Under Development

As of June 30, 2012 and December 31, 2011, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	June 30, 2012	December 31, 2011
Land	$90,479	$86,667
Construction-in-progress (including capitalized interest)	5,338	5,031
Property Held For and Under Development	$95,817	$91,698

At the beginning of 2010, we curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three months ended June 30, 2012 or 2011.

Property and Equipment

As of June 30, 2012 and December 31, 2011, we owned investments in property and equipment as follows (dollars in thousands):

Property and Equipment	June 30, 2012	December 31, 2011
Land	$65,483	$65,281
Building and improvements	145,211	144,155
Leasehold interests	41,712	40,855
Construction-in-progress	1,273	525
Fixtures and equipment	106,165	104,804
Total cost	359,844	355,620
Less: accumulated depreciation	(148,204)	(140,192)
Property and equipment, net	$211,640	$215,428

Depreciation expense for property and equipment was $4.0 million and $7.5 million for the three and six months ended June 30, 2012, respectively, and $3.6 million and $7.1 million for the three and six months ended June 30, 2011, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of June 30, 2012 and December 31, 2011, included the following (dollars in thousands):

	Interest	June 30, 2012	December 31, 2011
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,688	1,586
205-209 East 57th Street Associates, LLC	25.0%	33	33
Mt. Gravatt	33.3%	5,927	6,220
Total investments		$7,648	$7,839

For the three months ended June 30, 2012 and 2011, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rialto Distribution	$51	$55	$112	$112
Rialto Cinemas	26	(65)	57	(53)
205-209 East 57th Street Associates, LLC	--	--	--	33
Mt. Gravatt	322	279	643	541
Total equity earnings	$399	$269	$812	$633

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2012 Quarter.  As of June 30, 2012 and December 31, 2011, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2011	$17,053	$5,224	$22,277
Foreign currency translation adjustment	259	--	259
Balance at June 30, 2012	$17,312	$5,224	$22,536

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three and six months ended June 30, 2012, the amortization expense of intangibles totaled $572,000 and $1.2 million, respectively, and, for the three and six months ended June 30, 2011, the amortization expense of intangibles totaled $677,000 and $1.3 million, respectively.  The accumulated amortization of intangibles includes $540,000 and $406,000 of the amortization of acquired leases which are recorded in operating expense for the six months ended June 30, 2012 and 2011, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2012	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,499	$7,220	$457	$32,176
Less: Accumulated amortization	12,154	2,804	401	15,359
Total, net	$12,345	$4,416	$56	$16,817

As of December 31, 2011	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,471	$7,220	$456	$32,147
Less: Accumulated amortization	11,238	2,553	357	14,148
Total, net	$13,233	$4,667	$99	$17,999

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Prepaid and other current assets
Prepaid expenses	$1,510	$1,168
Prepaid taxes	555	781
Deposits	601	605
Other	1,227	1,227
Total prepaid and other current assets	$3,893	$3,781

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	231	264
Deferred financing costs, net	3,514	3,725
Note receivable	1,800	--
Tenant inducement asset	845	1,064
Straight-line rent asset	2,752	2,776
Mortgage notes receivable	876	851
Other	(1)	--
Total non-current assets	$11,151	$9,814

Short Term Note Receivable

On February 29, 2012, at a discount, we acquired for $1.8 million from the original lender a promissory note which is currently in default.  We believe the note is indirectly secured by the operating income of a cinema in which we have an interest.

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected tax provision (benefit)	$174	$1,510	$659	$729
Increase (reduction) in tax expense resulting from:
Change in valuation allowance, other	(241)	(15,709)	(668)	(14,799)
Foreign income tax provision	(414)	195	490	295
Foreign withholding tax provision	273	111	640	214
Tax effect of foreign tax rates on current income	67	(152)	8	(281)
State and local tax provision	158	109	272	234
Federal tax litigation settlement	242	162	483	470
Actual tax provision (benefit)	$259	$(13,774)	$1,884	$(13,138)

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia consolidated group of subsidiaries as of June 30, 2012.  There is no withholding tax on dividends paid by an Australian company to its 80% or more U.S. public company shareholder, thus we  have not provided foreign withholding taxes for these current retained earnings. We believe the U.S. tax impact of a dividend from our Australian subsidiary, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of June 30, 2012.

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

In the period ended June 30, 2011, the Company determined that substantial negative evidence regarding the realizable nature of deferred tax assets continues to exist in the U.S., New Zealand, and Puerto Rico subsidiaries, arising from ongoing pre-tax financial losses.  Accordingly, the Company continues to record a full valuation allowance for net deferred tax assets available in these subsidiaries.  After consideration of a number of factors for the Reading Australia group, including its recent history of pretax financial income, its expected future earnings, the increase in market value of its real estate assets, which would cause taxable gain if sold, and having executed in June 2011 a credit facility of over $100.0 million to resolve potential liquidity issues, the Company determined that it is more likely than not that deferred tax assets in Reading Australia will be realized.  Accordingly, during 2011, Reading Australia reversed $13.8 million of the valuation allowance previously recorded against its net deferred tax, which mainly reflects the loss carryforwards available to offset future taxable income in Australia.

We have accrued $25.1 million in income tax liabilities as of June 30, 2012, of which $14.6 million has been classified as income taxes payable and $10.5 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $3.5 million in connection with the negotiated Tax Court judgment, dated January 6, 2011, implementing our agreement with the IRS as to the final disposition of the 1996 tax litigation matter.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending June 30, 2012 and December 31, 2011, and December 31, 2010 (dollars in thousands):

	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Unrecognized tax benefits – gross beginning balance	$1,974	$8,058	$11,412
Gross increases – current period tax positions	94	151	405
Settlements	--	(6,235)	(3,189)
Statute of limitations lapse	--	--	(570)
Unrecognized tax benefits – gross ending balance	$2,068	$1,974	$8,058

For the three months ended June 30, 2012 we recorded no material change to our gross unrecognized tax benefits.  The net tax balance is approximately $2.1 million, of which $1.0 million would impact the effective rate if recognized.

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

Generally, changes to our federal and most state income tax returns for the calendar year 2007 and earlier are barred by statutes of limitations.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2007 and afterward generally remain open for examination as of June 30, 2012.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	June 30, 2012 Interest Rate	December 31, 2011 Interest Rate	Maturity Date	June 30, 2012 Balance	December 31, 2011 Balance
NAB Australian Corporate Term Loan	6.28%	7.20%	June 30, 2014	$84,959	$88,671
NAB Australian Corporate Revolver	6.28%	7.20%	June 30, 2014	--	--
Australian Shopping Center Loans	-	-	2012-2014	256	384
New Zealand Corporate Credit Facility	4.70%	4.15%	March 31, 2015	22,476	21,854
Trust Preferred Securities	4.47%	9.22%	April 30, 2027	27,913	27,913
US Cinema 1, 2, 3 Term Loan	-	6.73%	July 1, 2012	--	15,000
US Cinema 1, 2, 3 Term Loan	5.25%	-	June 27, 2013	15,000	--
US GE Capital Term Loan	5.50%	5.50%	December 1, 2015	28,906	32,188
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,507	6,583
US Nationwide Loan 1	8.50%	8.50%	February 21, 2013	595	597
Bank of America Letter of Credit	3.74%	-	August 31, 2014	945	--
US Sanborn Note	-	7.00%	January 31, 2012	--	250
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	7,065	7,174
Total				$203,622	$209,614

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for our NAB Australian Corporate Credit Facility (“NAB Loan”) and GE Capital Term Loan (“GE Loan”), we have entered into interest rate swap agreements for all or part of these facilities.  These swap agreements result in us paying a total fixed interest rate of 8.15% (5.50% swap contract rate plus a 2.65% margin) for our NAB Loan and a total fixed interest rate of 5.84% (1.34% swap contract rate plus a 4.50% margin) for our GE Loan instead of the above indicated 6.28% and 5.50%, respectively, the obligatorily disclosed loan rates.

Trust Preferred Securities

Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for the past five years, to a variable rate of 3 month LIBOR plus 4.00%, which will reset each quarter through the end of the loan.

Refinanced US Cinema 1, 2, 3 Loan

On June 28, 2012, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, paid off its Eurohypo AG, New York Branch loan with a new $15.0 million term loan (the “Sovereign Bank Loan”) from Sovereign Bank, N.A.  The Sovereign Bank Loan has a one-year term ending on June 27, 2013, with a one year extension option to June 26, 2014 subject to an extension fee equal to 1% of the ending principal balance and a compliance requirement with certain special covenants.  As we currently intend to exercise this option, we have classified this loan as long-term.  The terms of the Sovereign Bank Loan require interest only payments at LIBOR plus a 5.00% margin to be calculated and paid monthly.  This loan is secured by SHP’s interest in the Cinemas 1, 2, & 3 land and building.  The Sovereign Bank Loan covenants include maintaining a loan to value ratio of at least 50% of fair market value and an 11% debt yield (with a numerator of the cash available for debt service and a denominator of the outstanding principal balance of the loan). SHP is owned 75% by Reading and 25% by Sutton Hill Capital, LLC, a joint venture indirectly wholly owned by Mr. James J. Cotter, our Chairman and Chief Executive Officer, and an unrelated third party.  The Sovereign Bank Loan is further secured by a guaranty provided by Reading International, Inc.

Renewed New Zealand Credit Facility

On February 8, 2012, we received an approved amendment from Westpac renewing our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility.  The renewed facility decreased the overall facility by $4.1 million (NZ$5.0 million) to $32.8 million (NZ$40.0 million) and increased the facility margin from 0.55% to 2.0%.  No other significant changes to the facility were made.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Current liabilities
Security deposit payable	$164	$137
Other	40	--
Other current liabilities	$204	$137
Other liabilities
Foreign withholding taxes	$6,346	$6,212
Straight-line rent liability	8,215	8,067
Lease liability	5,800	5,746
Environmental reserve	1,656	1,656
Accrued pension	4,466	4,289
Interest rate swap	6,219	4,722
Acquired leases	2,410	2,742
Other payable	1,191	1,243
Other	652	962
Other liabilities	$36,955	$35,639

Included in our other liabilities are accrued pension costs of $4.5 million at June 30, 2012.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three months ended June 30, 2012 and 2011.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three and six months ended June 30, 2012, we recognized $87,000 and $177,000, respectively, of interest cost and $76,000 and $152,000, respectively, of amortized prior service cost.  For the three and six months ended June 30, 2011, we recognized $100,000 and $190,000, respectively, of interest cost and $82,000 and $164,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.1 million and $663,000 as of June 30, 2012 and December 31, 2011.  Our share of unconsolidated debt, based on our ownership percentage, was $356,000 and $221,000 as of June 30, 2012 and December 31, 2011.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	Angelika Film Centers LLC (“AFC LLC”) 50% membership interest owned by a subsidiary of iDNA, Inc.;

•	Australia Country Cinemas Pty Ltd (“ACC”) 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	Coachella Land 50% interest owned by Mr. James J. Cotter, Sr.; and

•	Sutton Hill Properties, LLC 25% noncontrolling interest owned by SHC.

The components of noncontrolling interests are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
AFC LLC	$1,419	$1,125
Australian Country Cinemas	578	360
Coachella Land	2,699	--
Sutton Hill Properties	(74)	(250)
Noncontrolling interests in consolidated subsidiaries	$4,622	$1,235

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
AFC LLC	$116	$181	$294	$373
Australian Country Cinemas	9	62	72	136
Coachella Land	(34)	--	(56)	--
Elsternwick unincorporated joint venture	--	1	--	25
Sutton Hill Properties	(106)	(63)	(194)	(120)
Net income (loss) attributable to noncontrolling interest	$(15)	$181	$116	$414

Coachella Land Purchase

During the 2012 Quarter, Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California.  Pursuant to FASB ASC 810-10-05, we have consolidated Mr. Cotter’s interest in the property and its expenses with that of our interest and shown his interest as a noncontrolling interest.  See Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment.

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2012	$123,752	$1,235	$124,987
Net income (loss)	(3)	116	113
Increase in additional paid in capital	521	--	521
Contributions from noncontrolling stockholders	--	3,275	3,275
Accumulated other comprehensive income (loss)	938	(4)	934
Equity at – June 30, 2012	$125,208	$4,622	$129,830

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2011	$111,787	$852	$112,639
Net income	14,952	414	15,366
Increase in additional paid in capital	94	--	94
Treasury stock purchased	(111)	--	(111)
Distributions to noncontrolling stockholders	--	(554)	(554)
Sale of noncontrolling interest	--	(148)	(148)
Accumulated other comprehensive income	11,661	24	11,685
Equity at – June 30, 2011	$138,383	$588	$138,971

Note 15 – Common Stock

Common Stock Issuance

During the six months ended June 30, 2012 and 2011, we issued 155,925 and 174,825, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grant, and, during  the three months ended June 30, 2012, we issued 9,680 as a one-time stock grant of Class A Nonvoting shares to our employees valued at $44,000 which we accounted for as compensation expense.

95,000 options were exercised during the six months ended June 30, 2012 having a realized value of $136,000 for which we received $308,000 of cash.  There were no options exercised during the six months ended June 30, 2011.

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

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2012:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$31,406,000	1.340%	0.461%	December 31, 2013
Interest rate swap	$84,959,000	5.500%	3.625%	June 30, 2016

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $1.8 million and $1.5 million during the three and six months ended June 30, 2012, respectively, and an increase of  $1.5 million and $1.7 million in interest expense during the three and six months ended June 30, 2011, respectively.  At June 30, 2012 and December 31, 2011, we recorded the fair market value of our interest rate swaps of $6.2 million and $4.7 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

As of June 30, 2012 and December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, time deposits, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Time deposits are cash depository investments in which the maturity of the investments is greater than 90 days.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of June 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 16 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the six months ended June 30, 2012.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2012	2011	2012	2011
Time deposits	1	$8,000	$--	$8,000	$--
Investment in marketable securities	1	$49	$2,874	$49	$2,874
Interest rate swaps liability	2	$6,219	$4,722	$6,219	$4,722

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2012	2011	2012		2011
Notes payable	$166,709	$172,701		$160,476		$166,152
Notes payable to related party	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt	$27,913	$27,913		$11,525		$20,544

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

Note 18 - Subsequent Events

Lake Taupo Property Sale Agreement

On July 20, 2012 we entered into an agreement to sell our Lake Taupo property for $3.9 million (NZ $4.9 million).  The transaction is subject to the satisfaction of several conditions.  Accordingly, no assurances can be given that the sale will ultimately be completed.   As of June 30, 2012, the property had a book value of $2.1 million (NZ$2.6 million) and is classified as held for sale on the accompanying balance sheet.  The results of operations from the Lake Taupo property have been included in continuing operations as the contributed revenue and net income from this property was not significant to the consolidated statements of operations for the three and six month periods ended June 30, 2012 and 2011.

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

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land.  Half of the funds used to acquire the land were provided by James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest.   The limited liability company is administratively managed by our Company.

We continue to consider the potential sale of certain of our real estate assets.  As part of this business strategy, on February 21, 2012, we sold the three properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres for $1.9 million (AUS$1.8 million).  Also, we continue to consider various methods to monetize all or at least the residential portion of our Burwood development site even though it cannot be classified as a property held for sale pursuant to FASB ASC 360-10-45.  Additionally, we are currently reevaluating our options for the Cinemas 1, 2, 3 property with an intent to potentially redevelop rather than sell the property.

Results of Operations

At June 30, 2012, we owned and operated 51 cinemas with 429 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand, and (v) owned 50% of a 202-acre property, zoned for the development of up to 843 single-family residential units in Coachella, California.

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

The tables below summarize the results of operations for each of our principal business segments for the three (“2012 Quarter”) and six (“2012 Six Months”) months ended June 30, 2012 and the three (“2011 Quarter”) and six (“2011 Six Months”) months ended June 30, 2012, respectively (dollars in thousands):

Three Months Ended June 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$57,988	$7,038	$(1,882)	$63,144
Operating expense	48,347	2,645	(1,882)	49,110
Depreciation & amortization	2,733	1,177	--	3,910
General & administrative expense	782	146	--	928
Segment operating income	$6,126	$3,070	$--	$9,196

Three Months Ended June 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$62,236	$6,604	$(1,667)	$67,173
Operating expense	49,901	2,594	(1,667)	50,828
Depreciation & amortization	3,000	1,285	--	4,285
General & administrative expense	669	207	--	876
Segment operating income	$8,666	$2,518	$--	$11,184

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2012 Quarter	2011 Quarter
Total segment operating income	$9,196	$11,184
Non-segment:
Depreciation and amortization expense	97	7
General and administrative expense	3,398	3,880
Operating income	5,701	7,297
Interest expense, net	(5,683)	(5,406)
Other income	68	91
Loss on sale of assets	(2)	(68)
Income tax benefit (expense)	(259)	13,774
Equity earnings of unconsolidated joint ventures and entities	399	269
Income from discontinued operations	--	1,656
Net income	$224	$17,613
Net (income) loss attributable to noncontrolling interests	15	(181)
Net income attributable to Reading International, Inc. common shareholders	$239	$17,432

Six Months Ended June 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$115,390	$14,171	$(3,765)	$125,796
Operating expense	96,563	5,441	(3,765)	98,239
Depreciation & amortization	5,563	2,405	--	7,968
General & administrative expense	1,484	325	--	1,809
Segment operating income	$11,780	$6,000	$--	$17,780

Six Months Ended June 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$111,710	$13,040	$(3,334)	$121,416
Operating expense	93,043	5,026	(3,334)	94,735
Depreciation & amortization	5,904	2,507	--	8,411
General & administrative expense	1,280	394	--	1,674
Segment operating income	$11,483	$5,113	$--	$16,596

Reconciliation to net income (loss) attributable to Reading International, Inc. shareholders:	2012 Six Months	2011 Six Months
Total segment operating income	$17,780	$16,596
Non-segment:
Depreciation and amortization expense	236	10
General and administrative expense	6,937	7,316
Operating income	10,607	9,270
Interest expense, net	(9,443)	(9,337)
Other income	23	74
Loss on sale of assets	(2)	(68)
Income tax benefit (expense)	(1,884)	13,138
Equity earnings of unconsolidated joint ventures and entities	812	633
Income from discontinued operations	--	1,656
Net income	$113	$15,366
Net income attributable to noncontrolling interests	(116)	(414)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(3)	$14,952

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 51 cinema complexes with 429 screens during the 2012 Quarter and 51 cinema complexes with 416 screens during the 2011 Quarter and management fee income from 2 cinemas with 9 screens in both years. These results reflect the purchase of our CalOaks Cinema in Murrieta, California cinema with 17 screens in August 2011, the sale of our Elsternwick cinema in Australia with 5 screens in April 2011, and the closing of our Hastings, New Zealand cinema with 4 screens in January 2012.  The following tables detail our cinema exhibition segment operating results for the three months ended June 30, 2012 and 2011, respectively (dollars in thousands):

Three Months Ended June 30, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$19,138	$17,258	$3,501	$39,897
Concessions revenue	8,136	5,938	1,082	15,156
Advertising and other revenues	1,300	1,381	254	2,935
Total revenues	28,574	24,577	4,837	57,988

Cinema costs	23,431	18,447	3,728	45,606
Concession costs	1,281	1,189	271	2,741
Total operating expense	24,712	19,636	3,999	48,347

Depreciation and amortization	1,648	843	242	2,733
General & administrative expense	607	175	--	782
Segment operating income	$1,607	$3,923	$596	$6,126

Three Months Ended June 30, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$20,419	$19,985	$3,274	$43,678
Concessions revenue	7,988	6,434	904	15,326
Advertising and other revenues	1,428	1,629	175	3,232
Total revenues	29,835	28,048	4,353	62,236

Cinema costs	23,490	20,149	3,370	47,009
Concession costs	1,278	1,381	233	2,892
Total operating expense	24,768	21,530	3,603	49,901

Depreciation and amortization	1,606	1,096	298	3,000
General & administrative expense	539	130	--	669
Segment operating income	$2,922	$5,292	$452	$8,666

•
Cinema revenue decreased for the 2012 Quarter by $4.2 million or 6.8% compared to the same period in 2011.  The 2012 Quarter decrease was primarily due to a decrease in U.S. and Australian box office attendance of 173,000 and a decrease in the average price per ticket of $0.27 and $0.42, respectively, related to the available film product in 2012 compared to the same period in 2011.  This was exacerbated by the temporary closure of our Townsville cinema in Australia due to the renovation of the cinema during the quarter.  This resulted in a decrease in box office revenue of $4.0 million and a decrease in concessions and other revenue of $724,000.    The decrease in U.S. revenue was partially offset by new revenue from our CalOaks cinema which was acquired in August 2011.  Our New Zealand admissions increased by 68,000 resulting in an increase in box office revenue of $227,000 and an increase in concessions and other revenue of $257,000 primarily as a result of the reopening of our Palms cinema in early January 2012.  Both the Australian and New Zealand results were affected by a decrease in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense decreased for the 2012 Quarter by $1.6 million or 3.1% compared to the same period in 2011.  This decrease followed the decreased revenues noted above associated with the overall decrease in box office admissions assisted by a decrease in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).  Overall, our operating expense as a percent of gross revenue increased from 80.2% to 83.4% primarily relating to the decrease in admissions which increased our labor per admit costs and from our fixed property rent costs relative to the aforementioned decrease in revenue.

•
Depreciation expense decreased for the 2012 Quarter by $267,000 or 8.9% compared to the same period in 2011 due to certain Australian cinema assets coming to the end of their depreciable lives in 2011.

•
General and administrative costs increased for the 2012 Quarter by $113,000 or 16.9% compared to the same period in 2011 due to an increase in payroll and travel related costs for our U.S. and Australian cinema circuits.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates decreased by 4.9% and 1.1%, respectively, since the 2011 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, and driven by the decreased revenue, the cinema exhibition segment income decreased for the 2012 Quarter by $2.5 million or 29.3% compared to the same period in 2011.

The following tables detail our cinema exhibition segment operating results for the six months ended June 30, 2012 and 2011, respectively (dollars in thousands):

Six Months Ended June 30, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$38,662	$34,676	$6,664	$80,002
Concessions revenue	15,784	11,910	1,958	29,652
Advertising and other revenues	2,548	2,767	421	5,736
Total revenues	56,994	49,353	9,043	115,390

Cinema costs	46,653	37,251	7,258	91,162
Concession costs	2,524	2,389	488	5,401
Total operating expense	49,177	39,640	7,746	96,563

Depreciation and amortization	3,298	1,768	497	5,563
General & administrative expense	1,124	360	--	1,484
Segment operating income	$3,395	$7,585	$800	$11,780

Six Months Ended June 30, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$35,766	$36,804	$6,265	$78,835
Concessions revenue	13,782	11,620	1,645	27,047
Advertising and other revenues	2,523	2,971	334	5,828
Total revenues	52,071	51,395	8,244	111,710

Cinema costs	43,570	37,731	6,660	87,961
Concession costs	2,166	2,509	407	5,082
Total operating expense	45,736	40,240	7,067	93,043

Depreciation and amortization	3,227	2,104	573	5,904
General & administrative expense	1,007	273	--	1,280
Segment operating income	$2,101	$8,778	$604	$11,483

•
Cinema revenue increased for the 2012 Six Months by $3.7 million or 3.3% compared to the same period in 2011.  The 2012 Six Months increase was primarily due to an increase in U.S. and New Zealand box office attendance of 442,000 and 62,000, respectively.  The uplift in box office admissions in the U.S. was primarily from the improved film product noted in the first quarter of 2012 and from the acquisition of our CalOaks cinema in August 2011 while the increase in New Zealand was primarily as a result of the reopening of our Palms cinema in early January 2012.  These changes resulted in an increase in box office revenue of $3.3 million and an increase in concessions and other revenue of $2.4 million.  Our New Zealand revenue was also impacted by an increase in the value of the New Zealand dollar compared to the U.S. dollar (see below) for the 2012 Six Months compared to the same period in 2011.  Our Australian cinema revenue decreased by $2.0 million primarily relating to a 64,000 decrease in admissions coupled with a $0.44 decrease in the average ticket price per admission.  This was exacerbated by the temporary closure of our Townsville cinema in Australia due to the renovation of the cinema during the quarter.  As noted below, there was only a nominal change in the Australian dollar compared to the U.S. dollar for the comparable periods.

•
Operating expense increased for the 2012 Six Months by $3.5 million or 3.8% compared to the same period in 2011.  This increase followed the increased revenues noted above primarily relating to the improved film product in the first quarter of 2012 compared to 2011.  The operating expense was also impacted by the increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).  Overall, our operating expense as a percent of gross revenue remained relatively stable at 83.7% compared to 83.3%.

•
Depreciation expense decreased for the 2012 Six Months by $341,000 or 5.8% compared to the same period in 2011 due to certain Australian cinema assets coming to the end of their depreciable lives in 2011.

•
General and administrative costs increased for the 2012 Six Months by $204,000 or 15.9% compared to the same period in 2011 due to an increase in payroll and travel related costs for our U.S. and Australian cinema circuits.

•
For our statement of operations, the Australian average exchange rates decreased by 0.1% the 2012 Six Months while the New Zealand average exchange rates increased 3.4% for the 2012 Six Months compared to the 2011 Six Months, which had an impact on the individual components of our income statement.

•	Because of the above, and driven by the increased revenue, the cinema exhibition segment income increased for the 2012 Six Months by $297,000 or 2.6% compared to the same period in 2011.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended June 30, 2012 and 2011, respectively (dollars in thousands):

Three Months Ended June 30, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$977	$--	$--	$977
Property rental income	410	3,779	1,872	6,061
Total revenues	1,387	3,779	1,872	7,038

Live theater costs	523	--	--	523
Property rental cost	181	1,417	524	2,122
Total operating expense	704	1,417	524	2,645

Depreciation and amortization	76	781	320	1,177
General & administrative expense	15	118	13	146
Segment operating income	$592	$1,463	$1,015	$3,070

Three Months Ended June 30, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$698	$--	$--	$698
Property rental income	437	3,621	1,848	5,906
Total revenues	1,135	3,621	1,848	6,604

Live theater costs	453	--	--	453
Property rental cost	88	1,563	490	2,141
Total operating expense	541	1,563	490	2,594

Depreciation and amortization	82	826	377	1,285
General & administrative expense	20	171	16	207
Segment operating income	$492	$1,061	$965	$2,518

•
Real estate revenue increased for the 2012 Quarter by $434,000 or 6.6% compared to the same period in 2011 primarily related to an increase in our live theater revenue of $279,000 coupled with higher rents and occupancy associated with our Australian and New Zealand retail properties in 2012 compared to the same period in 2011.  Both the Australian and New Zealand results were also affected by a decrease in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense for the real estate segment increased for the 2012 Quarter by $51,000 or 2.0% compared to the same period in 2011.  This increase resulted from higher property tax costs for our U.S. operating properties and from legal costs incurred in 2012 associated with our old railroad properties; offset in part by, a decrease in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Depreciation expense decreased for the 2012 Quarter by $108,000 or 8.4% compared to the same period in 2011 primarily due to certain Australian and New Zealand assets coming to the end of their depreciable lives in 2011.

•	General and administrative costs decreased for the 2012 Quarter by $61,000 or 29.5% compared to the same period in 2011 due to a decrease in costs associated with certain development properties.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates decreased by 4.9% and 1.1%, respectively, since the 2011 Quarter, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income increased for the 2012 Quarter by $552,000 or 21.9% compared to the same period in 2011.

The following tables detail our real estate segment operating results for the six months ended June 30, 2012 and 2011, respectively (dollars in thousands):

Six Months Ended June 30, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,877	$--	$--	$1,877
Property rental income	829	7,637	3,828	12,294
Total revenues	2,706	7,637	3,828	14,171

Live theater costs	1,038	--	--	1,038
Property rental cost	483	2,865	1,055	4,403
Total operating expense	1,521	2,865	1,055	5,441

Depreciation and amortization	154	1,598	653	2,405
General & administrative expense	23	275	27	325
Segment operating income	$1,008	$2,899	$2,093	$6,000

Six Months Ended June 30, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,551	$--	$--	$1,551
Property rental income	908	6,940	3,641	11,489
Total revenues	2,459	6,940	3,641	13,040

Live theater costs	953	--	--	953
Property rental cost	230	2,915	928	4,073
Total operating expense	1,183	2,915	928	5,026

Depreciation and amortization	163	1,609	735	2,507
General & administrative expense	29	328	37	394
Segment operating income	$1,084	$2,088	$1,941	$5,113

•
Real estate revenue increased for the 2012 Quarter by $1.1 million or 8.7% compared to the same period in 2011.  Our Australian and New Zealand real estate revenue increased primarily due to higher rents in 2012 compared to the same period in 2011 coupled with a year over year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).  Also, our U.S. real estate revenue increased due to improved results from our live theater operations.

•
Operating expense for the real estate segment increased for the 2012 Quarter by $415,000 or 8.3% compared to the same period in 2011.  This increase resulted from higher repair, maintenance, and insurance costs for our operating properties and from legal costs incurred in 2012 associated with our old railroad properties.

•
Depreciation expense decreased for the 2012 Quarter by $102,000 or 4.1% compared to the same period in 2011 primarily due to certain Australian and New Zealand assets coming to the end of their depreciable lives in 2011.

•	General and administrative costs decreased for the 2012 Quarter by $69,000 or 17.5% compared to the same period in 2011 due to a decrease in costs associated with certain development properties.

•
For our statement of operations, the Australian average exchange rates decreased by 0.1% the 2012 Six Months while the New Zealand average exchange rates increased 3.4% for the 2012 Six Months compared to the 2011 Six Months, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income increased for the 2012 Quarter by $887,000 or 17.3% compared to the same period in 2011.

Corporate

Quarterly Results

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $482,000 in the 2012 Quarter compared to the 2011 Quarter primarily related to the one-time additional labor costs incurred during 2011, associated with the transfer of our accounting functions from the U.S. and Australia to New Zealand during 2011 not being repeated in 2012.

Net interest expense increased by $277,000 for the 2012 Quarter compared to the 2011 Quarter.  The increase in interest expense during the 2012 Quarter was primarily due to larger increase in fair value of our interest rate swaps in 2012 than that noted for the same period in 2011 offset in part by a decrease in interest rates specifically from our Trust Preferred Securities.  Effective May 1, 2012, the interest rate changed from a fixed rate of 9.22%, which was in effect for the past five years, to a variable rate of 3 month LIBOR plus 4.00%, which will reset each quarter through the end of the loan.

For the 2012 Quarter, our income tax expense was $259,000 compared to an income tax benefit of $13.8 million.  The year over year change was primarily due to a one-time tax provision adjustment of $14.4 million in 2011 caused by a reduction in the valuation allowance related to our Australian operations.

           For the 2012 Quarter, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $130,000 primarily due to improved earnings from our Mt. Gravatt and Rialto Cinemas investments.

For the 2011 Quarter, we recorded an gain on the sale for our Elsternwick Cinema of $1.7 million that is included in our income from discontinued operations.

Six Months Results

Depreciation expense increased by $226,000 due to new IT systems, leasehold assets, and office assets implemented as a result of our new Wellington and Los Angeles offices.

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $379,000 in the 2012 Six Months compared to the 2011 Six Months due to the same reasons noted above for the quarterly results.

Net interest expense increased by $106,000 for the 2012 Six Months compared to the 2011 Six Months.  The increase in interest expense during the 2012 Six Months was primarily due to an increase in interest rates for our New Zealand debt in 2012 compared the same period in 2011 offset in part by a decrease in interest rates specifically from our Trust Preferred Securities.  Effective May 1, 2012, the interest rate changed from a fixed rate of 9.22%, which was in effect for the past five years, to a variable rate of 3 month LIBOR plus 4.00%, which will reset each quarter through the end of the loan.

The 2012 Six Months income tax expense was $1.9 million compare to an income tax benefit of $13.1 million for the 2011 Six Months.  The year over year change primarily related to a one-time tax provision adjustment of $14.4 million discussed for the 2012 Quarter.

For the 2012 Six Months, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $179,000 primarily due to improved earnings from our Mt. Gravatt and Rialto Cinemas investments.

For the 2011 Six Months, we recorded an gain on the sale for our Elsternwick Cinema of $1.7 million that is included in our income from discontinued operations.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net income attributable to Reading International, Inc. common shareholders of $239,000 for the 2012 Quarter compared to a net income of $17.4 million for the 2011 Quarter and a net loss of $3,000 for the 2012 Six Months compared to a net income of $15.0 million for the 2011Six Months.  As described above, the change from a net income to a net loss from 2012 to 2011 was primarily due to a one-time tax provision adjustment of $14.4 million recorded in 2011.

Acquisition

Coachella, California Land Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest.  The limited liability company is administratively managed by our Company.

Business Plan, Capital Resources, and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  Our real estate business plan is to continue development of our existing land assets to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, dispose of such assets.  Because we believe that current economic conditions are not conducive to obtaining the pre-construction leasing commitments necessary to justify commencement of construction, we currently focus our development efforts on improving and enhancing land entitlements and negotiating with end users for build to suit projects.  In addition, we review opportunities to monetize our assets where such action leads to a financially acceptable outcome.  We will also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments. For our U.S. cinema circuit, we anticipate completing negotiations for a leasing arrangement to fund our $15.0 million digital projection conversion by the end of August 2012 and to begin the six to twelve month implementation process at that time.  Similarly, for our Australia and New Zealand circuits, we anticipate that we will either negotiate a similar leasing arrangement to that of the U.S. or purchase the equipment for approximately $8.0 million and $2.0 million, respectively, with our cash on hand and begin the implementation process during the fourth quarter of 2012.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt	$7,242	$22,200	$93,949	$43,318	$--	$--	$166,709
Notes payable to related parties	--	9,000	--	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	7	20	30	40	50	4,319	4,466
Lease obligations	14,611	29,308	25,955	21,938	20,468	87,270	199,550
Estimated interest on debt	6,388	10,547	6,607	2,293	1,261	13,244	40,340
Total	$28,248	$71,075	$126,541	$67,589	$21,779	$132,746	$447,978

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25, Income Taxes – Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.1 million as of June 30, 2012 mainly as a result of the settlement on January 6, 2011 of the Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.1 million and $663,000 as of June 30, 2012 and December 31, 2011.  Our share of unconsolidated debt, based on our ownership percentage, was $356,000 and $221,000 as of June 30, 2012 and December 31, 2011.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Currently, our liquidity needs arise primarily from:

•	capital expenditure needs for our expanding digital and 3D implementations (see below);

•	working capital requirements; and

•	debt servicing requirements.

For our U.S. cinema circuit, we anticipate completing negotiations for a leasing arrangement to fund our $15.0 million digital projection conversion by the end of August 2012 and to begin the six to twelve month implementation process at that time.  Similarly, for our Australia and New Zealand circuits, we anticipate that we will either negotiate a similar leasing arrangement to that of the U.S. or purchase the equipment for approximately $8.0 million and $2.0 million, respectively, with our cash on hand and begin the implementation process during the fourth quarter of 2012.

Short-Term and Long-Term Debt

Cinemas 1, 2, 3 Term Loan

On June 28, 2012, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, paid off its Eurohypo AG, New York Branch loan with a new $15.0 million term loan (the “Sovereign Bank Loan”) from Sovereign Bank, N.A.  The terms of the Sovereign Bank Loan require interest only payments at LIBOR plus a 5.00% margin to be calculated and paid monthly.  The Sovereign Bank Loan has a one-year term ending on June 27, 2013, with a one year extension option to June 26, 2014 subject to an extension fee equal to 1% of the ending principal balance and a compliance requirement with certain special covenants.  See Note 11 – Notes Payable.

Renewed New Zealand Credit Facility

On February 8, 2012, we received an approved amendment from Westpac renewing our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility.  The renewed facility calls for a decrease in the overall facility by $4.1 million (NZ$5.0 million) to $32.8 million (NZ$40.0 million) and an increase in the facility margin of 0.55% to 2.0%.  No other significant changes to the facility were made.

Liquidity Requirements

Liberty Theatre Term Loans

As our Liberty Theater Term Loans are due to mature on April 1, 2013, the June 30, 2012 outstanding balance of this debt of $6.5 million is classified as current on our balance sheet.  We intend to refinance the property’s debt with similar financing.

Tax Settlement Liability

As indicated in our 2011 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, we are obligated to pay $290,000 per month, $3.5 million per year, in settlement for our tax liability for tax year ending June 30, 1997.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $30.7 million of cash and time deposits, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operations was $8.2 million in the 2012 Six Months compared to $10.1 million in the 2011 Six Months.  The year-to-year decrease in cash provided by operations of $1.9 million was due primarily to a $1.0 million increase in operational cash flows offset by a $2.9 million change in operating assets and liabilities.

Investing Activities

Cash used in investing activities for the 2012 Six Months was $13.5 million compared to $387,000 of cash provided by investing activities for the 2011 Six Months, a change of $13.9 million.  The $13.5 million of cash used in investing activities for the 2012 Six Months was primarily related to:

•	$3.2 million in property enhancements to our existing properties;

•	$8.0 million to purchase time deposits;

•	$1.8 million to purchase a note receivable; and

•	$5.5 million for the purchase of the Coachella land acquisition;

offset by

•	$33,000 of a change in restricted cash;

•	$1.9 million of proceeds from the sale of our Taringa properties; and

•	$3.0 million of proceeds from the sale of marketable securities.

The $387,000 of cash provided by investing activities for the 2011 Six Months was primarily related to:

•	$3.2 million in property enhancements to our existing properties;

•
$5.0 million for the purchase of notes receivable including $2.8 million for the purchase of mortgage notes receivable and $2.3 million for the note receivable securitized by certain cinema leases; and

•	$136,000 of a change in restricted cash;

offset by

•	$123,000 of proceeds from the sale of marketable securities;

•	$6.8 million of proceeds from the pay off of a long-term other receivable; and

•	$1.9 million of net proceeds from the sale of our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia.

Financing Activities

Cash used in financing activities for the 2012 Six Months was $3.4 million compared to $8.5 million for the same period in 2011 resulting in a change of $5.0 million.  The $3.4 million in cash used in financing activities during the 2012 Six Months was primarily related to:

•
$15.9 million of new borrowing including $14.6 million of loan proceeds from our new Cinemas 1, 2, 3 loan net of $445,000 of capitalized borrowing costs and $945,000 of borrowing from our Bank of America line of credit;

•	$3.3 million in noncontrolling interests’ contributions; and

•	$308,000 of proceeds from the exercise of employee stock options;

offset by

•
$22.5 million of loan repayments including $15.0 million to pay off our Eurohypo Cinemas 1, 2, 3 loan, $3.3 million in payments on our GE Capital Loan and $3.6 million in payments on our NAB term debt.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $1.8 million and $1.5 million during the three and six months ended June 30, 2012, respectively, and an increase of  $1.5 million and $1.7 million in interest expense during the three and six months ended June 30, 2011, respectively.  At June 30, 2012 and December 31, 2011, we recorded the fair market value of our interest rate swaps of $6.2 million and $4.7 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

At June 30, 2012, approximately 55%  and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $14.2 million in cash and cash equivalents.  At December 31, 2011, approximately 57% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $19.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $3.2 million and $789,000 for the three and six months ended June 30, 2012, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 57% and 46% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $13.3 million and $3.3 million, respectively, and the change in our quarterly net income (loss) would be $81,000 and $104,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2012 and December 31, 2011, we have recorded a cumulative unrealized foreign currency translation gain of approximately $60.9 million and $60.1 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $56,000 increase or decrease in our 2012 Quarter’s Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our annual report on Form 10-K filed on March 15, 2012 with the SEC for the fiscal year ended December 31, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 2 – Equity and Stock-Based Compensation, above.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

None.

Item 6 - Exhibits

10.1
Amended and Restated Note dated June 28, 2012 among Sutton Hill Properties, LLC in favor of Sovereign Bank, N.A., amending Promissory Note dated June 27, 2007, by Sutton Hill Properties, LLC in favor of Eurohypo AG, New York Branch (filed herewith).

10.2
Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing (“Agreement”) dated June 28, 2012 among Sutton Hill Properties, LLC in favor of Sovereign Bank, N.A., amending Agreement dated June 27, 2007, by Sutton Hill Properties, LLC in favor of Eurohypo AG, New York Branch (filed herewith).

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

READING INTERNATIONAL, INC.

Date:	August 9, 2012	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 9, 2012	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer