Form 10-Q/A
period 2012-08-22
READING INTERNATIONAL INC
filed 2012-08-23
CIK 716634

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – Other Information

Item 6 - Exhibits

10.1*
Amended and Restated Note dated June 28, 2012 among Sutton Hill Properties, LLC in favor of Sovereign Bank, N.A., amending Promissory Note dated June 27, 2007, by Sutton Hill Properties, LLC in favor of Eurohypo AG, New York Branch (filed herewith).

10.2*
Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing (“Agreement”) dated June 28, 2012 among Sutton Hill Properties, LLC in favor of Sovereign Bank, N.A., amending Agreement dated June 27, 2007, by Sutton Hill Properties, LLC in favor of Eurohypo AG, New York Branch (filed herewith).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

READING INTERNATIONAL, INC.

Date:	August 22, 2012	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 22, 2012	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer