Form 10-Q
period 2012-11-09
READING INTERNATIONAL INC
filed 2012-11-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 8, 2012, there were 21,587,775 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

Table of Contens

READING INTERNATIONAL, INC. AND SUBSIDIARIES

Table of Contens

PART 1 - Financial Information
Item 1 - Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$22,535	$31,597
Time deposits	8,000	--
Receivables	6,785	6,973
Inventory	796	1,035
Investment in marketable securities	53	2,874
Restricted cash	2,402	2,379
Deferred tax asset	3,605	1,985
Prepaid and other current assets	4,353	3,781
Assets held for sale	12,258	14,495
Total current assets	60,787	65,119

Property held for and under development	98,788	90,699
Property and equipment, net	200,943	203,780
Investment in unconsolidated joint ventures and entities	7,632	7,839
Investment in Reading International Trust I	838	838
Goodwill	22,927	22,277
Intangible assets, net	16,221	17,999
Deferred tax asset, net	11,301	12,399
Other assets	10,720	9,814
Total assets	$430,157	$430,764

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$17,933	$16,905
Film rent payable	4,958	6,162
Notes payable – current portion	22,136	29,630
Taxes payable	14,883	14,858
Deferred current revenue	8,698	10,271
Other current liabilities	174	137
Total current liabilities	68,782	77,963

Notes payable – long-term portion	143,263	143,071
Notes payable to related party – long-term portion	9,000	9,000
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	9,697	12,191
Other liabilities	37,407	35,639
Total liabilities	296,062	305,777
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
31,951,945 issued and 21,587,775 outstanding at September 30, 2012 and 31,675,518
issued and 21,311,348 outstanding at December 31, 2011	221	220
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at September 30, 2012 and at December 31, 2011	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2012 and December 31, 2011	--	--
Additional paid-in capital	135,718	135,171
Accumulated deficit	(65,718)	(66,079)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	63,632	58,937
Total Reading International, Inc. stockholders’ equity	129,356	123,752
Noncontrolling interests	4,739	1,235
Total stockholders’ equity	134,095	124,987
Total liabilities and stockholders’ equity	$430,157	$430,764
See accompanying notes to consolidated financial statements.

Table of Contens

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenue
Cinema	$59,246	$61,867	$174,636	$173,577
Real estate	4,688	4,687	14,677	13,981
Total operating revenue	63,934	66,554	189,313	187,558

Operating expense
Cinema	48,672	48,643	141,470	138,352
Real estate	3,153	2,519	8,479	7,430
Depreciation and amortization	3,995	4,204	12,016	12,443
General and administrative	3,957	4,172	12,701	13,163
Total operating expense	59,777	59,538	174,666	171,388

Operating income	4,157	7,016	14,647	16,170

Interest income	148	466	541	1,307
Interest expense	(4,313)	(7,746)	(14,149)	(17,923)
Net gain (loss) on sale of assets	86	1	84	(66)
Other expense	182	6	202	79
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	260	(257)	1,325	(433)
Income tax benefit (expense)	100	38	(1,784)	13,177
Income (loss) before equity earnings of unconsolidated joint ventures and entities	360	(219)	(459)	12,744
Equity earnings of unconsolidated joint ventures and entities	277	454	1,090	1,087
Income before discontinued operations	637	235	631	13,831
Income (loss) from discontinued operations, net of tax	(241)	55	(121)	170
Gain on sale of discontinued operation	--	--	--	1,656
Net income	$396	$290	$510	$15,657
Net income attributable to noncontrolling interests	(33)	(253)	(149)	(667)
Net income attributable to Reading International, Inc. common shareholders	$363	$37	$361	$14,990

Basic income per common share attributable to Reading International, Inc. shareholders:
Earnings from continuing operations	$0.03	$0.00	$0.03	$0.58
Earnings (loss) from discontinued operations, net	(0.01)	0.00	(0.01)	0.08
Basic income per share attributable to Reading International, Inc. shareholders	$0.02	$0.00	$0.02	$0.66

Diluted income per common share attributable to Reading International, Inc. shareholders:
Earnings from continuing operations	$0.03	$0.00	$0.03	$0.57
Earnings (loss) from discontinued operations, net	(0.01)	0.00	(0.01)	0.08
Diluted income per share attributable to Reading International, Inc. shareholders	$0.02	$0.00	$0.02	$0.65
Weighted average number of shares outstanding–basic	23,071,846	22,782,534	23,007,787	22,759,488
Weighted average number of shares outstanding–diluted	23,293,886	22,979,952	23,229,827	22,956,906

See accompanying notes to consolidated financial statements.

Table of Contens

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$396	$290	$510	$15,657
Foreign currency translation gain (loss)	3,687	(18,218)	4,476	(6,781)
Realized (gain) loss on available for sale investments	--	15	(109)	(9)
Unrealized gain (loss) on available for sale investments	3	(138)	105	(29)
Amortization of pension prior service costs	76	82	228	246
Comprehensive income (loss)	4,162	(17,969)	5,210	9,084
Net loss attributable to noncontrolling interest	(33)	(253)	(149)	(667)
Comprehensive income (loss) attributable to noncontrolling interest	(9)	29	(5)	4
Comprehensive income (loss) attributable to Reading International, Inc.	$4,120	$(18,193)	$5,056	$8,421

See accompanying notes to consolidated financial statements.

Table of Contens

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$510	$15,657
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss recognized on foreign currency transactions	(19)	14
Equity earnings of unconsolidated joint ventures and entities	(1,090)	(1,087)
Distributions of earnings from unconsolidated joint ventures and entities	1,163	598
Loss provision on impairment of asset	283	--
Gain on sale of assets	(84)	(1,590)
Change in valuation allowance on net deferred tax assets	(330)	(15,127)
Gain on sale of marketable securities	(109)	(8)
Depreciation and amortization	12,290	12,718
Amortization of prior service costs	228	246
Amortization of above and below market leases	314	302
Amortization of deferred financing costs	1,050	1,001
Amortization of straight-line rent	598	689
Stock based compensation expense	240	142
Changes in assets and liabilities:
Decrease in receivables	288	753
(Increase) decrease in prepaid and other assets	(275)	142
Increase (decrease) in accounts payable and accrued expenses	839	(1,171)
Decrease in film rent payable	(1,255)	(1,323)
Increase (decrease) in taxes payable	(2,473)	1,911
Increase in deferred revenue and other liabilities	311	3,214
Net cash provided by operating activities	12,479	17,081
Investing Activities
Acquisition of property	(5,510)	(3,917)
Purchases of and additions to property and equipment	(4,960)	(4,761)
Change in restricted cash	44	(119)
Purchase of notes receivable	(1,800)	(2,784)
Sale of marketable securities	2,974	124
Distributions of investment in unconsolidated joint ventures and entities	315	--
Proceeds from sale of property	1,866	6,750
Cinema sale proceeds from noncontrolling shareholder	--	1,867
Purchase of time deposits	(8,000)	--
Net cash used in investing activities	(15,071)	(2,840)
Financing Activities
Repayment of long-term borrowings	(26,116)	(124,859)
Proceeds from borrowings	16,232	105,311
Capitalized borrowing costs	(445)	(774)
Repurchase of Class A Nonvoting Common Stock	--	(328)
Proceeds from the exercise of stock options	308	--
Noncontrolling interest contributions	3,350	163
Noncontrolling interest distributions	--	(655)
Net cash used in financing activities	(6,671)	(21,142)
Effect of exchange rate on cash	201	(910)

Decrease in cash and cash equivalents	(9,062)	(7,811)
Cash and cash equivalents at the beginning of the period	31,597	34,568
Cash and cash equivalents at the end of the period	$22,535	$26,757
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$11,296	$12,907
Income taxes	$4,618	$1,881
Non-Cash Transactions
Foreclosure of a mortgage note to obtain title of the underlying property	--	1,125
Noncontrolling interest contribution from bonus accrual	255	--

See accompanying notes to consolidated financial statements.

Table of Contens

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2012

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2012 (the “September Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2012 Quarter”) and nine (“2012 Nine Months”) months ended September 30, 2012 and the three (“2011 Quarter”) and nine (“2011 Nine Months”) months ended September 30, 2011.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of September 30, 2012 and our results of our operations and cash flows for the three and nine months ended September 30, 2012 and 2011 have been made.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the entire year.

Liquidity Requirements

Liberty Theatre Term Loans

As our Liberty Theater Term Loans are due to mature on April 1, 2013, the September 30, 2012 outstanding balance of this debt of $6.5 million is classified as current on our balance sheet.  We intend to refinance the property’s debt with similar financing.

Tax Settlement Liability

As indicated in our 2011 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, is obligated to pay $290,000 per month, $3.5 million per year, in settlement of our tax liability for the tax year ended June 30, 1997.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $30.5 million of cash and time deposits, to meet our anticipated short-term working capital requirements for the next twelve months.

Table of Contens

Time Deposits

Time deposits are cash depository investments in which the original maturity of the investments is greater than 90 days.  During May 2012, we purchased $8.0 million in U.S. dollar time deposits in Australia which are scheduled to mature on January 3, 2013 having an interest rate of 1.26%.  Should we have need to use these funds, the cost to break the time deposit agreement would result in a nominal loss in the amount of interest income that we are owed.

Marketable Securities

We had investments in marketable securities of $53,000 and $2.9 million at September 30, 2012 and December 31, 2011, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative income (loss) of $7,000 and ($11,000) included in accumulated other comprehensive income at September 30, 2012 and December 31, 2011, respectively.  For the three and nine months ended September 30, 2012, our net unrealized income (loss) on marketable securities was $3,000 and ($4,000), respectively.  For the three and nine months ended September 30, 2011, our net unrealized gain (loss) on marketable securities was ($123,000) and ($38,000), respectively.  During the nine months ended September 30, 2012, we sold $3.0 million of our marketable securities with a realized gain of $109,000.

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

Table of Contens

New Accounting Pronouncements

No new pronouncements were made pertaining to our Company’s accounting during the nine months ending September 30, 2012.

Note 2 – Equity and Stock Based Compensation

Stock-Based Compensation

During the nine months ended September 30, 2012 and 2011, we issued 155,925 and 174,825, respectively, of Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants, and, during the nine months ended September 30, 2012, we issued 9,680 as a one-time stock grant of Class A Nonvoting shares to our employees valued at $44,000 which we accounted for as compensation expense.  During the three and nine months ended September 30, 2012, we accrued $238,000 and $714,000, respectively, in compensation expense associated with the vesting of executive employee stock grants. During the three and nine months ended September 30, 2011, we accrued $188,000 and $563,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and nine months ended September 30, 2012 and 2011, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

For the 90,000 options granted during 2012, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Table of Contens

2012
Stock option exercise price	$5.56
Risk-free interest rate	1.630%
Expected dividend yield	--
Expected option life	10 yrs
Expected volatility	32.12%
Weighted average fair value	$5.56

We did not grant any options during the three or nine months ended September 30, 2011.

Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value $27,000 and $197,000 for the three and nine months ended September 30, 2012, respectively, and $47,000 and $142,000 for the three and nine months ended September 30, 2011, respectively.  At September 30, 2012, the total unrecognized estimated compensation cost related to non-vested stock options granted was $132,000, which we expect to recognize over a weighted average vesting period of 2.44 years.  95,000 options were exercised during the nine months ended September 30, 2012 having a realized value of $136,000 for which we received $308,000 of cash.  Additionally, 41,000 options were exercised during the nine months ended September 30, 2012 having a realized value of $103,000 for which we did not receive any cash but the consultant elected to receive the net incremental number of in-the-money shares of 15,822 based on an exercise price of $4.01 and a market price of $6.53.  There were no options exercised during the nine months ended September 30, 2011.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2012 was $477,000 of which 100.0% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of September 30, 2012 and December 31, 2011:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2011	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2011	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05
Granted	90,000	--	$5.56	$--
Exercised	(136,000)	--	$4.68	$--
Expired	(20,000)	--	$3.75	$--
Outstanding-September 30, 2012	556,350	185,100	$6.24	$9.90	506,350	185,100	$6.26	$9.90

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at September 30, 2012 and December 31, 2011 was approximately 4.86 and 4.13 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2012 and December 31, 2011 was approximately 4.50 and 3.85 years, respectively.

Table of Contens

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

The tables below summarize the results of operations for each of our principal business segments for the three and nine months ended September 30, 2012 and 2011, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three Months Ended September 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$59,246	$6,570	$(1,882)	$63,934
Operating expense	50,554	3,153	(1,882)	51,825
Depreciation and amortization	2,786	1,108	--	3,894
General and administrative expense	653	197	--	850
Segment operating income	$5,253	$2,112	$--	$7,365

Three Months Ended September 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$61,867	$6,354	$(1,667)	$66,554
Operating expense	50,310	2,519	(1,667)	51,162
Depreciation and amortization	2,966	1,033	--	3,999
General and administrative expense	649	130	--	779
Segment operating income	$7,942	$2,672	$--	$10,614

Reconciliation to net income attributable to Reading International, Inc. shareholders:			2012 Quarter	2011 Quarter
Total segment operating income			$7,365	$10,614
Non-segment:
Depreciation and amortization expense			101	205
General and administrative expense			3,107	3,393
Operating income			4,157	7,016
Interest expense, net			(4,165)	(7,280)
Other income			182	6
Gain on sale of assets			86	1
Income tax benefit			100	38
Equity earnings of unconsolidated joint ventures and entities			277	454
Income (loss) from discontinued operations			(241)	55
Net income			$396	$290
Net loss attributable to noncontrolling interests			(33)	(253)
Net income attributable to Reading International, Inc. common shareholders			$363	$37

Table of Contens

Nine Months Ended September 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$174,636	$20,324	$(5,647)	$189,313
Operating expense	147,117	8,479	(5,647)	149,949
Depreciation and amortization	8,349	3,331	--	11,680
General and administrative expense	2,137	522	--	2,659
Segment operating income	$17,033	$7,992	$--	$25,025

Nine Months Ended September 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$173,577	$18,981	$(5,000)	$187,558
Operating expense	143,352	7,430	(5,000)	145,782
Depreciation and amortization	8,869	3,358	--	12,227
General and administrative expense	1,930	524	--	2,454
Segment operating income	$19,426	$7,669	$--	$27,095

Reconciliation to net income attributable	2012 Nine	2011 Nine
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$25,025	$27,095
Non-segment:
Depreciation and amortization expense	336	216
General and administrative expense	10,042	10,709
Operating income	14,647	16,170
Interest expense, net	(13,608)	(16,616)
Other income	202	79
Gain (loss) on sale of assets	84	(66)
Income tax benefit (expense)	(1,784)	13,177
Equity earnings of unconsolidated joint ventures and entities	1,090	1,087
Income (loss) from discontinued operations	(121)	170
Gain on sale of discontinued operation	--	1,656
Net income	$510	$15,657
Net income attributable to noncontrolling interests	(149)	(667)
Net income attributable to Reading International, Inc. common shareholders	$361	$14,990

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2012 and December 31, 2011:

	US Dollar
	September 30, 2012	December 31, 2011
Australian Dollar	1.0388	1.0251
New Zealand Dollar	0.8293	0.7805

Table of Contens

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$604	$(18)	$482	$13,164
Income (loss) from discontinued operations	(241)	55	(121)	1,826
Net income attributable to Reading International, Inc. common shareholders	363	37	361	14,990
Basic income per common share attributable to Reading International, Inc. shareholders:
Earnings from continuing operations	$0.03	$0.00	$0.03	$0.58
Earnings (loss) from discontinued operations, net	(0.01)	0.00	(0.01)	0.08
Basic income per share attributable to Reading International, Inc. shareholders	$0.02	$0.00	$0.02	$0.66
Diluted income per common share attributable to Reading International, Inc. shareholders:
Earnings from continuing operations	$0.03	$0.00	$0.03	$0.57
Earnings (loss) from discontinued operations, net	(0.01)	0.00	(0.01)	0.08
Diluted income per share attributable to Reading International, Inc. shareholders	$0.02	$0.00	$0.02	$0.65
Weighted average shares of common stock – basic	23,071,846	22,782,534	23,007,787	22,759,488
Weighted average shares of common stock – diluted	23,293,886	22,979,952	23,229,827	22,956,906

For the three and nine months ended September 30, 2012, the weighted average common stock – diluted included 222,040 of common stock compensation and in-the-money incremental stock options and for the three and nine months ended September 30, 2011, the weighted average common stock – diluted included 197,418 of common stock compensation and in-the-money incremental stock options.  In addition, 682,827 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2012, and 726,975 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2011.

Table of Contens

Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment

Properties Held for Sale

Indooroopilly Sale Agreement

Effective October 5, 2012, we entered into an agreement to sell our Indooroopilly property for $12.4 million (AUS$12.0 million) (See Note 18 – Subsequent Events).  As the book value at September 30, 2012 was $12.5 million (AUS$12.1 million) for this property, we recorded an impairment expense of $283,000 (AUS$272,000) for the three and nine months ended September 30, 2012 including the cost to sell the property.  We anticipate the sale of the property to close by the end of November 2012.  The net book value of this property’s assets is included in assets held for sale on our Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 and the operational results are included in income (loss) from discontinued operations on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011. The condensed statement of operations for Indooroopilly is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$210	$207	$627	$619
Less: operating expense	168	152	465	449
Less: impairment expense	283	--	283	--
Income (loss) from discontinued operations, net of tax	$(241)	$55	$(121)	$170

Lake Taupo

The agreement to sell our Lake Taupo property for $3.9 million (NZ$4.9 million) entered into on July 20, 2012 has been terminated.  As of June 30, 2012, the property had a book value of $2.1 million (NZ$2.6 million) and was classified as a property held for sale on our balance sheet as of that date.  As the ultimate sale of the property and timing of the disposition of this property is in question, per ASU 360-10-45-9, the book value of this property is included as property held for development and property and equipment on our Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.

Acquisitions

Coachella, California Land Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.  See Note 14 – Noncontrolling Interests.

Table of Contens

Disposals

Taringa

On February 21, 2012, we sold our three properties in the Taringa area of Brisbane, Australia consisting of approximately 1.1 acres for $1.9 million (AUS$1.8 million).

Property Held For and Under Development

As of September 30, 2012 and December 31, 2011, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	September 30, 2012	December 31, 2011
Land	$94,255	$86,667
Construction-in-progress (including capitalized interest)	4,533	4,032
Property Held For and Under Development	$98,788	$90,699

At the beginning of 2010, we curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three and nine months ended September 30, 2012 or 2011.

Property and Equipment

As of September 30, 2012 and December 31, 2011, we owned investments in property and equipment as follows (dollars in thousands):

Property and Equipment	September 30, 2012	December 31, 2011
Land	$63,692	$62,873
Building and improvements	138,611	134,967
Leasehold interests	42,137	40,855
Construction-in-progress	2,147	525
Fixtures and equipment	107,122	103,872
Total cost	353,709	343,092
Less: accumulated depreciation	(152,766)	(139,312)
Property and equipment, net	$200,943	$203,780

Depreciation expense for property and equipment was $3.6 million and $11.0 million for the three and nine months ended September 30, 2012, respectively, and $4.0 million and $11.7 million for the three and nine months ended September 30, 2011, respectively.

Table of Contens

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of September 30, 2012 and December 31, 2011, included the following (dollars in thousands):

	Interest	September 30, 2012	December 31, 2011
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,564	1,586
205-209 East 57th Street Associates, LLC	25.0%	33	33
Mt. Gravatt	33.3%	6,035	6,220
Total investments		$7,632	$7,839

For the three and nine months ended September 30, 2012 and 2011, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rialto Distribution	$24	$234	$137	$346
Rialto Cinemas	27	(35)	84	(87)
205-209 East 57th Street Associates, LLC	--	--	--	33
Mt. Gravatt	226	255	869	795
Total equity earnings	$277	$454	$1,090	$1,087

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2012 Quarter.  As of September 30, 2012 and December 31, 2011, we had goodwill consisting of the following (dollars in thousands):

2012	Cinema	Real Estate	Total
Balance as of December 31, 2011	$17,053	$5,224	$22,277
Foreign currency translation adjustment	650	--	650
Balance at September 30, 2012	$17,703	$5,224	$22,927

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three and nine months ended September 30, 2012, the amortization expense of intangibles totaled $638,000 and $1.8 million, respectively, and, for the three and nine months ended September 30, 2011, the amortization expense of intangibles totaled $525,000 and $1.8 million, respectively.  The accumulated amortization of intangibles includes $817,000 and $406,000 of the amortization of acquired leases which are recorded in operating expense for the nine months ended September 30, 2012 and 2011, respectively.

Table of Contens

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2012	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,540	$7,220	$458	$32,218
Less: Accumulated amortization	12,664	2,930	403	15,997
Total, net	$11,876	$4,290	$55	$16,221

As of December 31, 2011	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,471	$7,220	$456	$32,147
Less: Accumulated amortization	11,238	2,553	357	14,148
Total, net	$13,233	$4,667	$99	$17,999

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Prepaid and other current assets
Prepaid expenses	$1,460	$1,168
Prepaid taxes	1,057	781
Deposits	595	605
Other	1,241	1,227
Total prepaid and other current assets	$4,353	$3,781

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	223	264
Deferred financing costs, net	3,129	3,725
Note receivable	1,800	--
Tenant inducement asset	751	1,064
Straight-line rent asset	2,778	2,776
Mortgage notes receivable	905	851
Total non-current assets	$10,720	$9,814

Table of Contens

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

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected tax provision (benefit)	$56	$(1)	$714	$635
Increase (reduction) in tax expense resulting from:
Change in valuation allowance, other	(757)	(881)	(920)	(15,721)
Foreign income tax provision	36	59	121	354
Foreign withholding tax provision	227	112	867	326
Tax effect of foreign tax rates on current income	--	(1)	(90)	(148)
State and local tax provision	98	180	369	414
Federal tax litigation settlement	240	494	723	963
Actual tax provision (benefit)	$(100)	$(38)	$1,784	$(13,177)

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New Zealand consolidated group of subsidiaries as of September 30, 2012.  We have provided $0.4 million in withholding tax expense in relation to those earnings. We believe the U.S. tax impact of a dividend from our Australian and New Zealand subsidiaries, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of September 30, 2012.

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

Table of Contens

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

We have accrued $24.6 million in income tax liabilities as of September 30, 2012, of which $14.9 million has been classified as income taxes payable and $9.7 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $3.5 million in connection with the negotiated Tax Court judgment, dated January 6, 2011, implementing our agreement with the IRS as to the final disposition of the 1996 tax litigation matter.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending September 30, 2012 and December 31, 2011, and December 31, 2010 (dollars in thousands):

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Unrecognized tax benefits – gross beginning balance	$1,974	$8,058	$11,412
Gross increases – prior period tax provisions	112	--	--
Gross increases – current period tax positions	--	151	405
Settlements	--	(6,235)	(3,189)
Statute of limitations lapse	--	--	(570)
Unrecognized tax benefits – gross ending balance	$2,086	$1,974	$8,058

For the three months ended September 30, 2012, we recorded no material change to our gross unrecognized tax benefits.  The net tax balance is approximately $2.1 million, of which $1.0 million would impact the effective rate if recognized.

Table of Contens

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

Generally, changes to our federal and most state income tax returns for the calendar year 2008 and earlier are barred by statutes of limitations.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2007 and afterward generally remain open for examination as of September 30, 2012.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	September 30, 2012	December 31, 2011	Maturity Date	September 30, 2012	December 31, 2011
NAB Australian Corporate Term Loan	6.20%	7.20%	June 30, 2014	$83,883	$88,671
NAB Australian Corporate Revolver	6.20%	7.20%	June 30, 2014	--	--
Australian Shopping Center Loans	-	-	2012-2014	260	384
New Zealand Corporate Credit Facility	4.70%	4.15%	March 31, 2015	23,220	21,854
Trust Preferred Securities	4.44%	9.22%	April 30, 2027	27,913	27,913
US Cinema 1, 2, 3 Term Loan	-	6.73%	July 1, 2012	--	15,000
US Cinema 1, 2, 3 Term Loan	5.24%	-	June 27, 2013	15,000	--
US GE Capital Term Loan	5.50%	5.50%	December 1, 2015	27,734	32,188
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,469	6,583
US Nationwide Loan 1	8.50%	8.50%	February 21, 2013	594	597
Bank of America Line of Credit	3.72%	-	August 31, 2014	1,232	--
US Sanborn Note	-	7.00%	January 31, 2012	--	250
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	7,007	7,174
Total				$202,312	$209,614

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for our NAB Australian Corporate Credit Facility (“NAB Loan”) and GE Capital Term Loan (“GE Loan”), we have entered into interest rate swap agreements for all or part of these facilities.  The loan agreement together with the swap results in us paying a total fixed interest rate of 8.15% (5.50% swap contract rate plus a 2.65% margin under the loan) for our NAB Loan and a total fixed interest rate of 5.84% (1.34% swap contract rate plus a 4.50% margin under the loan) for our GE Loan instead of the above indicated 6.20% and 5.50%, respectively, which are the obligatorily disclosed loan rates.

Table of Contens

Trust Preferred Securities

Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for the past five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan.

Debt Refinancing

U.S. Credit Facility

On October 31, 2012, we replaced our GE Capital Term Loan with a $30.0 million revolver with Bank of America.  See Note 18 – Subsequent Events.

US Cinema 1, 2, 3 Loan

On June 28, 2012, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, paid off its Eurohypo AG, New York Branch loan with a new $15.0 million term loan (the “Sovereign Bank Loan”) from Sovereign Bank, N.A.  The Sovereign Bank Loan has a one-year term ending on June 27, 2013, with a one year extension option to June 26, 2014 subject to an extension fee equal to 1% of the ending principal balance and a compliance requirement with certain special covenants.  As we currently intend to exercise this option, we have classified this loan as long-term.  The terms of the loan require interest only payments at LIBOR plus a 5.00% margin to be calculated and paid monthly.  This loan is secured by SHP’s interest in the Cinemas 1, 2, & 3 land and building.  Covenants include maintaining a loan to value ratio of at least 50% of fair market value and an 11% debt yield (with a numerator of the cash available for debt service and a denominator of the outstanding principal balance of the loan). The Sovereign Bank Loan is further secured by a guaranty provided by Reading International, Inc. and by its noncontrolling interest member, Sutton Hill Capital, LLC.

New Zealand Credit Facility

On February 8, 2012, we renewed our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility through Westpac.  The renewed facility decreased the overall facility by $4.1 million (NZ$5.0 million) to $32.8 million (NZ$40.0 million) and increased the facility margin from 0.55% to 2.0%.  No other significant changes to the facility were made.

Table of Contens

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Current liabilities
Security deposit payable	$174	$137
Other current liabilities	$174	$137
Other liabilities
Foreign withholding taxes	$6,413	$6,212
Straight-line rent liability	8,316	8,067
Lease liability	5,827	5,746
Environmental reserve	1,656	1,656
Accrued pension	4,553	4,289
Interest rate swap	6,570	4,722
Acquired leases	2,246	2,742
Other payable	1,191	1,243
Other	635	962
Other liabilities	$37,407	$35,639

Included in our other liabilities are accrued pension costs of $4.6 million at September 30, 2012.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three or nine months ended September 30, 2012 and 2011.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for any expected return on the plan assets.  For the three and nine months ended September 30, 2012, we recognized $87,000 and $264,000, respectively, of interest cost and $76,000 and $228,000, respectively, of amortized prior service cost.  For the three and nine months ended September 30, 2011, we recognized $99,000 and $289,000, respectively, of interest cost and $82,000 and $246,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

           Total debt of unconsolidated joint ventures and entities was $1.0 million and $663,000 as of September 30, 2012 and December 31, 2011.  Our share of unconsolidated debt, based on our ownership percentage, was $343,000 and $221,000 as of September 30, 2012 and December 31, 2011.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Cinedigm Virtual Print Fee Agreement

On September 30, 2012, we entered into a long-term agreement with an affiliate of Cinedigm Digital Cinema Corp. designed to allow us to collect Virtual Print Fees (“VPFs”) from film distributors with respect to digital content exhibited in our U.S. cinemas.   These VPFs are intended to assist exhibitors, such as ourselves, to pay for the cost of converting from film to digital projection, and reflect (to some extent) costs saved by distributors as a result of not needing to produce film prints of their movies.

Table of Contens

2004 Injury Claim

In 2003, a slip and fall personal injury claim was asserted against us under the Personal Injuries Proceedings Act 2002 (QLD) associated with an incident which occurred in one of our Australian cinemas in 2000.  That claim, captioned Urquhart v. Reading Australia Pty Limited (case number 11678/03), is currently pending in the Supreme Court of Queensland, but has been essentially dormant until recently.  We are advised that the plaintiff is now claiming damages of more than $3.1 million (AUS$3.0 million), but has stated a willingness to compromise this claim at a lower amount.  The claim is not covered by insurance, as our insurance carrier at that time has gone bankrupt.  We are continuing to assess the plaintiff’s claim and have yet to receive all of the documentary evidence that plaintiff asserts supports her damage assessment.  Without this documentary evidence, at present, we are unable to accurately estimate the extent of any liability to us.  However, we do not believe that the ultimate resolution of these matters will have a materially adverse effect on our financial statements.  Although, we intend to vigorously defend against this claim, we can make no assurances that we will ultimately be successful in our defense of this matter.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	Angelika Film Centers LLC (“AFC LLC”) 50% membership interest owned by a subsidiary of iDNA, Inc.;

•	Australia Country Cinemas Pty Ltd (“ACC”) 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	Shadow View Land and Farming, LLC 50% noncontrolling membership interest owned by Mr. James J. Cotter, Sr.; and

•	Sutton Hill Properties, LLC 25% noncontrolling interest owned by Sutton Hill Capital, LLC

The components of noncontrolling interests are as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
AFC LLC	$1,593	$1,125
Australian Country Cinemas	585	360
Coachella Land	2,644	--
Sutton Hill Properties	(83)	(250)
Noncontrolling interests in consolidated subsidiaries	$4,739	$1,235

Table of Contens

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
AFC LLC	$174	$192	$467	$566
Australian Country Cinemas	(1)	129	71	265
Coachella Land	(56)	--	(111)	--
Elsternwick unincorporated joint venture	--	--	--	25
Sutton Hill Properties	(84)	(68)	(278)	(189)
Net income attributable to noncontrolling interest	$33	$253	$149	$667

Coachella Land Purchase

During the 2012 Nine Months, Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which Mr. Cotter owns a 50% interest.  We are the managing member of Shadow View Land and Farming, LLC.   However, as Mr. Cotter is considered to be our controlling shareholder, pursuant to FASB ASC 810-10-05, we have consolidated Mr. Cotter’s interest in the property and its expenses with that of our interest and shown his interest as a noncontrolling interest.  See Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment.

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2012	$123,752	$1,235	$124,987
Net income	361	149	510
Increase in additional paid in capital	548	--	548
Contributions from noncontrolling stockholders	--	3,350	3,350
Accumulated other comprehensive income (loss)	4,695	5	4,700
Equity at – September 30, 2012	$129,356	$4,739	$134,095

Table of Contens

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2011	$111,787	$852	$112,639
Net income	14,990	667	15,657
Increase in additional paid in capital	142	163	305
Treasury stock purchased	(328)	--	(328)
Distributions to noncontrolling stockholders	--	(655)	(655)
Sale of noncontrolling interest	--	(148)	(148)
Accumulated other comprehensive income	(6,569)	(4)	(6,573)
Equity at – September 30, 2011	$120,022	$875	$120,897

Note 15 – Common Stock

Common Stock Issuance

During the nine months ended September 30, 2012 and 2011, we issued 155,925 and 174,825, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grant, and, during the nine months ended September 30, 2012, we issued 9,680 as a one-time stock grant of Class A Nonvoting shares to our employees valued at $44,000 which we accounted for as compensation expense.

95,000 options were exercised during the nine months ended September 30, 2012 having a realized value of $136,000 for which we received $308,000 of cash.  Additionally, 41,000 options were exercised during the nine months ended September 30, 2012 having a realized value of $103,000 for which we did not receive any cash but the employee elected to receive the net incremental number of in-the-money shares of 15,822 based on an exercise price of $4.01 and a market price of $6.53.  There were no options exercised during the nine months ended September 30, 2011.

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

Table of Contens

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2012:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$30,234,000	1.340%	0.362%	December 31, 2013
Interest rate swap	$83,883,000	5.500%	3.550%	June 30, 2016

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $351,000 and $1.8 million during the three and nine months ended September 30, 2012, respectively, and an increase of  $2.9 million and $4.6 million in interest expense during the three and nine months ended September 30, 2011, respectively.  At September 30, 2012 and December 31, 2011, we recorded as other long-term liabilities the fair market value of our interest rate swaps of $6.6 million and $4.7 million, respectively.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Table of Contens

As of September 30, 2012 and December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, time deposits, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Time deposits are cash depository investments in which the maturity of the investments is greater than 90 days.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of September 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 16 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the nine months ended September 30, 2012.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2012	2011	2012	2011
Time deposits	1	$8,000	$--	$8,000	$--
Investment in marketable securities	1	$53	$2,874	$53	$2,874
Interest rate swaps liability	2	$6,570	$4,722	$6,570	$4,722

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

Table of Contens

	Book Value		Fair Value
Financial Instrument	2012	2011	2012		2011
Notes payable	$165,399	$172,701		$158,002		$166,152
Notes payable to related party	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt	$27,913	$27,913		$11,226		$20,544

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

Note 18 - Subsequent Events

Indooroopilly Sale Agreement

Effective October 5, 2012, we entered into an agreement to sell our Indooroopilly property for $12.4 million (AUS$12.0 million) (See Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment).  As the book value at September 30, 2012 was $12.5 million (AUS$12.1 million) for this property, we recorded an impairment expense of $283,000 (AUS$272,000) for the three and nine months ended September 30, 2012 including the cost to sell the property.  While no assurances can be given, we anticipate the sale of the property to close by the end of November 2012.

U.S. Credit Facility

On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a new credit facility from Bank of America of $30.0 million with an interest rate of between 2.50% and 3.00% above LIBOR.  As part of this new credit facility, Bank of America increased our existing $3.0 million line of credit to $5.0 million.  Although the new credit facility does not require a fixed interest swap agreement, we will continue to use our existing fixed interest rate swap of $30.2 million until its term date of December 31, 2013, see Note 16 – Derivative Instruments. Additionally, we entered into a master operating equipment lease financing agreement with Banc of America Leasing & Capital, LLC to finance the acquisition of up to $15.5 million in digital projection equipment for our U.S. cinema operations, with the intent to complete the implementation by the end of this year.

Table of Contens

Hurricane Sandy

As a result of Hurricane Sandy which made landfall on the eastern United States on October 30, 2012, a number of our cinemas and theaters have sustained damage and lost business.  We are in the process of evaluating our estimated costs to repair these locations and the extent of business loss insurance that we will claim.

Table of Contens

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

Cinema Activities

We continue to consider opportunities to expand our cinema operations, while at the same time continuing to cull those cinema assets which are underperforming or have unacceptable risk profiles on a go forward basis.  During September 2012, we opened an 8-screen art cinema in the Mosaic District in the greater Washington D.C. metropolitan area.  Additionally, during 2012, we elected not to renew the leases of our 4-screen Hastings cinema in New Zealand and our 4-screen Kukui cinema in Hawaii.  We terminated operations with the Hastings cinema in January 2012 and we anticipate terminating operations for our Kukui cinema in November 2012.

On September 30, 2012, we entered into a long-term  agreement with an affiliate of Cinedigm Digital Cinema Corp. designed to allow us to collect Virtual Print Fees (“VPFs”)from film distributors with respect to digital content exhibited in our U.S. cinemas.   These VPFs are intended to assist exhibitors, such as ourselves, to pay for the cost of converting from film to digital projection, and reflect (to some extent) costs saved by distributors as a result of not needing to produce film prints of their movies.

Real Estate Activities

Although we have curtailed our real estate development activities, we remain opportunistic in our acquisitions of both cinema and real estate assets.  Our business plan is to begin the build-out of our existing undeveloped properties and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.  In addition, we will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

Table of Contens

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land.  Half of the funds used to acquire the land were provided by James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted into a 50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.

We continue to consider the potential sale of certain of our real estate assets.  As part of this business strategy, on February 21, 2012, we sold the three properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres for $1.9 million (AUS$1.8 million).  Also, we continue to consider various methods to monetize all or at least the residential portion of our Burwood development site even though it cannot be classified as a property held for sale pursuant to FASB ASC 360-10-45.  Additionally, we are currently reevaluating our options for the Cinemas 1, 2, 3 property with an intent to redevelop rather than sell the property.

Effective October 5, 2012, we entered into an agreement to sell our Indooroopilly property for $12.4 million (AUS$12.0 million) (See Note 18 – Subsequent Events to our Condensed Consolidated Financial Statements).  The net book value of this property’s assets is included in held for sale assets on our Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 and the operational results are included in income (loss) from discontinued operations on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011.

Results of Operations

At September 30, 2012, we owned and operated 52 cinemas with 437 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand, and (v) owned 50% of a 202-acre property, zoned for the development of up to 843 single-family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

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

Table of Contens

The tables below summarize the results of operations for each of our principal business segments for the three (“2012 Quarter”) and nine (“2012 Nine Months”) months ended September 30, 2012 and the three (“2011 Quarter”) and nine (“2011 Nine Months”) months ended September 30, 2012, respectively (dollars in thousands):

Three Months Ended September 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$59,246	$6,570	$(1,882)	$63,934
Operating expense	50,554	3,153	(1,882)	51,825
Depreciation and amortization	2,786	1,108	--	3,894
General and administrative expense	653	197	--	850
Segment operating income	$5,253	$2,112	$--	$7,365

Three Months Ended September 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$61,867	$6,354	$(1,667)	$66,554
Operating expense	50,310	2,519	(1,667)	51,162
Depreciation and amortization	2,966	1,033	--	3,999
General and administrative expense	649	130	--	779
Segment operating income	$7,942	$2,672	$--	$10,614

Reconciliation to net income attributable to Reading International, Inc. shareholders:			2012 Quarter	2011 Quarter
Total segment operating income			$7,365	$10,614
Non-segment:
Depreciation and amortization expense			101	205
General and administrative expense			3,107	3,393
Operating income			4,157	7,016
Interest expense, net			(4,165)	(7,280)
Other income			182	6
Gain on sale of assets			86	1
Income tax benefit			100	38
Equity earnings of unconsolidated joint ventures and entities			277	454
Income (loss) from discontinued operations			(241)	55
Net income			$396	$290
Net loss attributable to noncontrolling interests			(33)	(253)
Net income attributable to Reading International, Inc. common shareholders			$363	$37

Nine Months Ended September 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$174,636	$20,324	$(5,647)	$189,313
Operating expense	147,117	8,479	(5,647)	149,949
Depreciation and amortization	8,349	3,331	--	11,680
General and administrative expense	2,137	522	--	2,659
Segment operating income	$17,033	$7,992	$--	$25,025

Nine Months Ended September 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$173,577	$18,981	$(5,000)	$187,558
Operating expense	143,352	7,430	(5,000)	145,782
Depreciation and amortization	8,869	3,358	--	12,227
General and administrative expense	1,930	524	--	2,454
Segment operating income	$19,426	$7,669	$--	$27,095

Table of Contens

Reconciliation to net income attributable	2012 Nine	2011 Nine
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$25,025	$27,095
Non-segment:
Depreciation and amortization expense	336	216
General and administrative expense	10,042	10,709
Operating income	14,647	16,170
Interest expense, net	(13,608)	(16,616)
Other income	202	79
Gain (loss) on sale of assets	84	(66)
Income tax benefit (expense)	(1,784)	13,177
Equity earnings of unconsolidated joint ventures and entities	1,090	1,087
Income (loss) from discontinued operations	(121)	170
Gain on sale of discontinued operation	--	1,656
Net income	$510	$15,657
Net income attributable to noncontrolling interests	(149)	(667)
Net income attributable to Reading International, Inc. common shareholders	$361	$14,990

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 52 cinema complexes with 437 screens during the 2012 Quarter and 52 cinema complexes with 433 screens during the 2011 Quarter and management fee income from 2 cinemas with 9 screens in both years. These results reflect the purchase of a U.S. cinema in August 2011 of an existing cinema from a third party, the sale of a cinema in Australia April 2011, and the closing of a New Zealand cinema in January 2012.  The following tables detail our cinema exhibition segment operating results for the three months ended September 30, 2012 and 2011, respectively (dollars in thousands):

Three Months Ended September 30, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$19,111	$18,111	$3,458	$40,680
Concessions revenue	7,795	6,596	1,092	15,483
Advertising and other revenues	1,378	1,467	238	3,083
Total revenues	28,284	26,174	4,788	59,246

Cinema costs	24,416	19,473	3,743	47,632
Concession costs	1,364	1,298	260	2,922
Total operating expense	25,780	20,771	4,003	50,554

Depreciation and amortization	1,592	942	252	2,786
General and administrative expense	475	178	--	653
Segment operating income	$437	$4,283	$533	$5,253

Table of Contens

Three Months Ended September 30, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$19,103	$21,101	$3,459	$43,663
Concessions revenue	7,400	6,527	950	14,877
Advertising and other revenues	1,509	1,606	212	3,327
Total revenues	28,012	29,234	4,621	61,867

Cinema costs	23,159	20,677	3,658	47,494
Concession costs	1,198	1,366	252	2,816
Total operating expense	24,357	22,043	3,910	50,310

Depreciation and amortization	1,581	1,101	284	2,966
General and administrative expense	481	168	--	649
Segment operating income	$1,593	$5,922	$427	$7,942

•
Cinema revenue decreased for the 2012 Quarter $2.6 million or 4.2%  compared to the same period in 2011.  The 2012 Quarter decrease was primarily due to a decrease in Australian box office admissions of 120,000 and a decrease in the average price per ticket of $0.68, related to the available film product in 2012 compared to the same period in 2011.  Our New Zealand and U.S. box office admissions increased by 70,000 resulting in an increase in revenue of $439,000 primarily as a result of the reopening an earthquake damaged New Zealand multiplex in early January 2012 and the acquisition of a U.S. cinema from a third party operator in August 2011.  Both the Australian and New Zealand results were affected by a decrease in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense increased for the 2012 Quarter $244,000 or 0.5% compared to the same period in 2011.  Cinema operating expense increased in our U.S. cinemas by $1.4 million primarily associated with opening of a new cinema in the U.S. in September 2012, the acquisition in 2011 of an existing cinema from a third party, and the anticipated closing of an older cinema in the U.S.  These costs were offset by $1.3 million in costs decreases from our Australian circuit which followed the decreased revenues noted above associated with the overall decrease in box office admissions, assisted by a decrease in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).  Overall, our operating expense as a percent of gross revenue increased from 81.3% to 85.3% primarily due to the aforementioned operating cost increases coupled with the decrease in box office admissions which increased our labor per admit costs and from our fixed property rent costs relative to the aforementioned decrease in revenue.

•
Depreciation expense decreased for the 2012 Quarter by $180,000 or 6.1% compared to the same period in 2011 due to certain Australian and New Zealand cinema assets coming to the end of their depreciable lives in 2011.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates decreased by 1.0% and 2.8%, respectively, since the 2011 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, and driven by the decreased revenue, the cinema exhibition segment income decreased for the 2012 Quarter by $2.7 million or 33.9% compared to the same period in 2011.

Table of Contens

The following tables detail our cinema exhibition segment operating results for the nine months ended September 30, 2012 and 2011, respectively (dollars in thousands):

Nine Months Ended September 30, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$57,772	$52,786	$10,123	$120,681
Concessions revenue	23,579	18,506	3,050	45,135
Advertising and other revenues	3,927	4,234	659	8,820
Total revenues	85,278	75,526	13,832	174,636

Cinema costs	71,068	56,724	11,001	138,793
Concession costs	3,888	3,687	749	8,324
Total operating expense	74,956	60,411	11,750	147,117

Depreciation and amortization	4,891	2,710	748	8,349
General and administrative expense	1,599	538	--	2,137
Segment operating income	$3,832	$11,867	$1,334	$17,033

Nine Months Ended September 30, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$54,870	$57,904	$9,724	$122,498
Concessions revenue	21,182	18,147	2,595	41,924
Advertising and other revenues	4,032	4,578	545	9,155
Total revenues	80,084	80,629	12,864	173,577

Cinema costs	66,728	58,408	10,317	135,453
Concession costs	3,365	3,875	659	7,899
Total operating expense	70,093	62,283	10,976	143,352

Depreciation and amortization	4,807	3,205	857	8,869
General and administrative expense	1,488	442	--	1,930
Segment operating income	$3,696	$14,699	$1,031	$19,426

•
Despite the somewhat weak 2012 Quarter, cinema revenue still increased for the 2012 Nine Months by $1.1 million or 0.6% compared to the same period in 2011.  The 2012 Nine Months increase was primarily due to an increase in U.S. and New Zealand box office admissions of 447,000 and 127,000, respectively.  The uplift in box office admissions in the U.S. was primarily from the improved film product noted in the first quarter of 2012 and from the acquisition of a cinema from a third party in August 2011 while the increase in New Zealand was primarily as a result of the reopening of an earthquake damaged New Zealand multiplex in early January 2012.  These changes resulted in an increase in box office revenue from our U.S. and New Zealand circuits of $3.3 million and an increase in concessions and other revenue of $2.9 million.  Our New Zealand revenue was also impacted by an increase in the value of the New Zealand dollar compared to the U.S. dollar (see below) for the 2012 Nine Months compared to the same period in 2011.  Our Australian cinema revenue decreased by $5.1 million primarily relating to an 184,000 decrease in box office admissions coupled with a $0.54 decrease in the average ticket price per admission.  This decrease included the temporary closure of a cinema in Australia due to renovations during the second quarter.  As noted below, there was only a nominal change in the Australian dollar compared to the U.S. dollar for the comparable periods.

Table of Contens

•
Operating expense increased for the 2012 Nine Months by $3.8 million or 2.6% compared to the same period in 2011.  This increase mainly followed the increased revenues noted above primarily relating to the improved film product in the first quarter of 2012 compared to 2011.  The operating expense was also impacted by the increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).  Overall, our operating expense as a percent of gross revenue increased from 82.6% during the 2011 Nine Months to 84.2% for the 2012 Nine Months.

•
Depreciation expense decreased for the 2012 Nine Months by $520,000 or 5.9% compared to the same period in 2011 due to certain Australian and New Zealand cinema assets coming to the end of their depreciable lives in 2011.

•
General and administrative costs increased for the 2012 Nine Months by $207,000 or 10.7% compared to the same period in 2011 due to an increase in payroll and travel related costs for our U.S. and Australian cinema circuits.

•
For our statement of operations, the Australian average exchange rates decreased by 0.4% for the 2012 Nine Months while the New Zealand average exchange rates increased 1.3% for the 2012 Nine Months, compared to the 2011 Nine Months, which had an impact on the individual components of our income statement.

•
Because of the above, the cinema exhibition segment income decreased for the 2012 Nine Months by $2.4 million or 12.3% compared to the same period in 2011 principally related to the decrease Australian cinema box office admissions.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended September 30, 2012 and 2011, respectively (dollars in thousands):

Three Months Ended September 30, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$669	$--	$--	$669
Property rental income	434	3,601	1,866	5,901
Total revenues	1,103	3,601	1,866	6,570

Live theater costs	490	--	--	490
Property rental cost	273	1,859	531	2,663
Total operating expense	763	1,859	531	3,153

Depreciation and amortization	74	706	328	1,108
General and administrative expense	51	133	13	197
Segment operating income	$215	$903	$994	$2,112

Table of Contens

Three Months Ended September 30, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$678	--	$--	$678
Property rental income	398	3,362	1,916	5,676
Total revenues	1,076	3,362	1,916	6,354

Live theater costs	471	--	--	471
Property rental cost	101	1,417	530	2,048
Total operating expense	572	1,417	530	2,519

Depreciation and amortization	82	724	227	1,033
General and administrative expense	(7)	119	18	130
Segment operating income	$429	$1,102	$1,141	$2,672

•
Real estate revenue increased for the 2012 Quarter by $216,000 or 3.4% compared to the same period in 2011 primarily related to higher rents and occupancy associated with our Australian retail properties in 2012 compared to the same period in 2011.  Both the Australian and New Zealand results were also affected by a decrease in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense for the real estate segment increased for the 2012 Quarter by $634,000 or 25.2% compared to the same period in 2011.  This increase resulted from additional costs associated with our newly acquired 202 acre land parcel in the U.S. and from legal costs incurred in 2012 associated with protecting the property rights of our Burwood property; offset in part by, a decrease in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Depreciation expense increased for the 2012 Quarter by $75,000 or 7.3% compared to the same period in 2011 primarily due to a correction to the segment categorization of our New Zealand assets in 2011 not repeated in 2012.

•
General and administrative costs increased for the 2012 Quarter by $67,000 or 51.5% compared to the same period in 2011 due to a increase in bad debt expense associated with some tenancies in our U.S. properties.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates decreased by 1.0% and 2.8%, respectively, since the 2011 Quarter, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2012 Quarter by $560,000 or 21.0% compared to the same period in 2011.

Table of Contens

The following tables detail our real estate segment operating results for the nine months ended September 30, 2012 and 2011, respectively (dollars in thousands):

Nine Months Ended September 30, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,545	--	$--	$2,545
Property rental income	1,264	10,822	5,693	17,779
Total revenues	3,809	10,822	5,693	20,324

Live theater costs	1,529	--	--	1,529
Property rental cost	756	4,608	1,586	6,950
Total operating expense	2,285	4,608	1,586	8,479

Depreciation and amortization	229	2,121	981	3,331
General and administrative expense	73	409	40	522
Segment operating income	$1,222	$3,684	$3,086	$7,992

Nine Months Ended September 30, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,229	--	$--	$2,229
Property rental income	1,306	9,890	5,556	16,752
Total revenues	3,535	9,890	5,556	18,981

Live theater costs	1,424	--	--	1,424
Property rental cost	331	4,217	1,458	6,006
Total operating expense	1,755	4,217	1,458	7,430

Depreciation and amortization	245	2,151	962	3,358
General and administrative expense	22	446	56	524
Segment operating income	$1,513	$3,076	$3,080	$7,669

•
Real estate revenue increased for the 2012 Nine Months by $1.3 million or 7.1% compared to the same period in 2011.  Our Australian and New Zealand real estate revenue increased primarily due to higher rents in 2012 compared to the same period in 2011 coupled with a year over year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).  Also, our U.S. real estate revenue increased due to improved results from our live theater operations.

•
Operating expense for the real estate segment increased for the 2012 Nine Months by $1,048,000 or 14.1% compared to the same period in 2011.  This increase resulted from higher repair, maintenance, and insurance costs for our operating properties, from legal costs incurred in 2012 associated with protecting the property rights of our Burwood property and with our residual railroad properties.

•
For our statement of operations, the Australian average exchange rates decreased by 0.4% for the 2012 Nine Months while the New Zealand average exchange rates increased 1.3% for the 2012 Nine Months compared to the 2011 Nine Months, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income increased for the 2012 Nine Months by $324,000 or 4.2% compared to the same period in 2011.

Table of Contens

Corporate

Quarterly Results

Depreciation expense decreased by $104,000 due to an adjustment to our New Zealand depreciation classifications in 2011 resulting in a higher corporate depreciation expense for the 2011 Quarter.

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $286,000 in the 2012 Quarter compared to the 2011 Quarter primarily related to the one-time additional labor costs incurred during 2011, associated with the transfer of our accounting functions from the U.S. and Australia to New Zealand during 2011 not being repeated in 2012.

Net interest expense decreased by $3.1 million for the 2012 Quarter compared to the 2011 Quarter.  The decrease in interest expense during the 2012 Quarter was primarily due to a smaller increase in the fair value of our interest rate swaps in 2012 than that noted for the same period in 2011 and to a decrease in interest rates specifically from our Trust Preferred Securities.  Effective May 1, 2012, that interest rate changed from a fixed rate of 9.22%, which was in effect for the past five years, to a variable rate of 3 month LIBOR plus 4.00%, which will reset each quarter through the end of the loan.

For the 2012 Quarter, our income tax expense increased by $62,000 compared 2011 Quarter primarily associated with changes to the estimate of the likelihood of realizing our deferred tax assets in our Reading Australia operations.

For the 2012 Quarter, we recorded a decrease in our equity earnings of unconsolidated joint ventures and entities of $177,000 primarily due to a decrease in distributions from our investment in Rialto Distributions.

For the 2012 and 2011 Quarters, we recorded income (loss) from discontinued operations of ($241,000) and $55,000, respectively, associated with our Indooroopilly property classified as held for sale at September 30, 2012.  The 2012 Quarter loss from discontinued operations includes a $283,000 impairment loss for the property (see Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment to our Condensed Consolidated Financial Statements).  While no assurances can be given that a sale will be ultimately be consummated, this property is currently under a contract to sell for $12.4 million and is in its due diligence period.

Nine Months Results

Depreciation expense increased by $120,000 due to new IT systems, leasehold assets, and office assets implemented as a result of our new Wellington and Los Angeles offices.

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $667,000 in the 2012 Nine Months compared to the 2011 Nine Months due to the same reasons noted above for the quarterly results.

Net interest expense decreased by $3.0 million for the 2012 Nine Months compared to the 2011 Nine Months.  The decrease in interest expense during the 2012 Nine Months was due to the same reasons noted above for the quarterly results.

Table of Contens

The 2012 Nine Months income tax expense was $1.8 million compared to an income tax benefit of $13.2 million for the 2011 Nine Months.  The year over year change primarily related to a one-time tax provision adjustment of $14.4 million in 2011 caused by a reduction in the valuation allowance related to our Australian operations.

For the 2012 and 2011 Nine Months, we recorded income (loss) from discontinued operations of ($121,000) and $170,000, respectively, associated with our Indooroopilly property classified as held for sale at September 30, 2012.  The 2012 Nine Months loss from discontinued operations includes a $283,000 impairment loss for the property (see Note 6 – Property Acquired, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment to our Condensed Consolidated Financial Statements).

For the 2011 Nine Months, we recorded an gain on the sale for our Elsternwick Cinema of $1.7 million.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net income attributable to Reading International, Inc. common shareholders of $363,000 for the 2012 Quarter compared to a net income of $37,000 for the 2011 Quarter and a net income of $361,000 for the 2012 Nine Months compared to a net income of $15.0 million for the 2011 Nine Months.  As described above, the change from a net income to a net loss from 2012 to 2011 was primarily due to a one-time tax provision adjustment of $14.4 million recorded in 2011.

Acquisition

U.S. Land Parcel Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the U.S.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.

Business Plan, Capital Resources, and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  Our real estate business plan is to begin development of our existing land assets, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, dispose of such assets.  Because we believe that current economic conditions present difficulties in obtaining the pre-construction leasing commitments necessary to justify commencement of construction, we are predominantly focusing our development efforts on improving and enhancing land entitlements and negotiating with end users for build to suit projects.  In addition, we review opportunities to monetize our assets where such action leads to a financially acceptable outcome.  We will also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.  As we have completed the negotiations for a leasing arrangement to fund our digital projection conversion in the U.S., we anticipate that we will either negotiate a similar leasing arrangement to that of the U.S. for our Australian and New Zealand circuits or purchase the equipment and begin the implementation process during the first quarter of 2013.

Table of Contens

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Debt	$3,654	$22,337	$95,345	$44,063	$--	$--	$165,399
Notes payable to related parties	--	9,000	--	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	7	20	30	40	50	4,406	4,553
Lease obligations	7,791	30,857	27,531	23,607	22,136	99,107	211,029
Estimated interest on debt	3,004	10,913	6,325	2,263	1,231	12,923	36,659
Total	$14,456	$73,127	$129,231	$69,973	$23,417	$144,349	$454,553

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25, Income Taxes – Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.1 million as of September 30, 2012 mainly as a result of the settlement on January 6, 2011 of the Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.0 million and $663,000 as of September 30, 2012 and December 31, 2011.  Our share of unconsolidated debt, based on our ownership percentage, was $343,000 and $221,000 as of September 30, 2012 and December 31, 2011.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Table of Contens

We do not engage in currency hedging activities.  Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis.  Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies the majority of our expenses in Australia and New Zealand.  As our U.S. operations are funded in part by the operational results of Australia and New Zealand, fluctuations in these foreign currencies affect such funding.  As we continue to progress with our acquisition and development activities in Australia and New Zealand, the effect of variations in currency values will likely increase.

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

For our U.S. cinema circuit, we anticipate completing negotiations for a leasing arrangement to fund our approximately $15.5 million digital projection conversion by the end of November 2012 and to begin the implementation process at that time.  Similarly, for our Australia and New Zealand circuits, we anticipate that we will either negotiate a similar leasing arrangement to that of the U.S. or purchase the equipment for approximately $8.0 million and $2.0 million, respectively, with our cash on hand and begin the implementation process during the first quarter of 2013.

Table of Contens

Short-Term and Long-Term Debt

U.S. Credit Facility

On October 31, 2012, we replaced our GE Capital Term Loan with a $35.0 million revolver with Bank of America.  See Note 18 – Subsequent Events to our Condensed Consolidated Financial Statements.

Cinemas 1, 2, 3 Term Loan

On June 28, 2012, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, paid off its Eurohypo AG, New York Branch loan with a new $15.0 million term loan (the “Sovereign Bank Loan”) from Sovereign Bank, N.A.  The terms of the Sovereign Bank Loan require interest only payments at LIBOR plus a 5.00% margin to be calculated and paid monthly.  The Sovereign Bank Loan has a one-year term ending on June 27, 2013, with a one year extension option to June 26, 2014 subject to an extension fee equal to 1% of the ending principal balance and a compliance requirement with certain special covenants.  See Note 11 – Notes Payable to our Condensed Consolidated Financial Statements.

New Zealand Credit Facility

On February 8, 2012, we renewed our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility through Westpac.  The renewed facility calls for a decrease in the overall facility by $4.1 million (NZ$5.0 million) to $32.8 million (NZ$40.0 million) and an increase in the facility margin of 0.55% to 2.0%.  No other significant changes to the facility were made.

Liquidity Requirements

Liberty Theatre Term Loans

As our Liberty Theater Term Loans are due to mature on April 1, 2013, the September 30, 2012 outstanding balance of this debt of $6.5 million is classified as current on our balance sheet.  We intend to refinance the property’s debt with similar financing.

Tax Settlement Liability

As indicated in our 2011 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, we are obligated to pay $290,000 per month, $3.5 million per year, in settlement for our tax liability for tax year ending June 30, 1997.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $30.5 million of cash and time deposits, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operations was $12.5 million in the 2012 Nine Months compared to $17.1 million in the 2011 Nine Months.  The year-to-year decrease in cash provided by operations of $4.6 million was due primarily to a $1.5 million increase in operational cash flows offset by a $6.1 million change in operating assets and liabilities.

Table of Contens

Investing Activities

Cash used in investing activities for the 2012 Nine Months was $15.1 million compared to $2.8 million of cash provided by investing activities for the 2011 Nine Months, a change of $12.2 million.  The $15.1 million of cash used in investing activities for the 2012 Nine Months was primarily related to:

•	$5.0 million in property enhancements to our existing properties;

•	$8.0 million to purchase time deposits;

•	$1.8 million to purchase a note receivable; and

•	$5.5 million for the purchase of the Coachella land acquisition;

offset by

•	$44,000 of a change in restricted cash;

•	$1.9 million of proceeds from the sale of our Taringa properties;

•	$315,000 in return of investment in unconsolidated entities; and

•	$3.0 million of proceeds from the sale of marketable securities.

The $2.8 million of cash used in investing activities for the 2011 Nine Months was primarily related to:

•	$4.8 million in property enhancements to our existing properties;

•	$3.9 million for the purchase of the CalOaks cinema;

•	$2.8 million for the purchase of mortgage notes receivable; and

•	$119,000 of a change in restricted cash;

offset by

•	$124,000 of proceeds from the sale of marketable securities;

•	$6.8 million of proceeds from the pay off of a long-term other receivable;

•	$1.9 million of net proceeds from the sale of our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia.

Financing Activities

Cash used in financing activities for the 2012 Nine Months was $6.7 million compared to $21.1 million for the same period in 2011 resulting in a change of $14.5 million.  The $6.7 million in cash used in financing activities during the 2012 Nine Months was primarily related to:

•
$16.2 million of new borrowing including $14.6 million of loan proceeds from our new Cinemas 1, 2, 3 loan net of $445,000 of capitalized borrowing costs and $1.2 million of borrowing from our Bank of America line of credit;

•	$3.4 million in noncontrolling interests’ contributions; and

•	$308,000 of proceeds from the exercise of employee stock options;

Table of Contens

offset by

•
$26.1 million of loan repayments including $15.0 million to pay off our Eurohypo Cinemas 1, 2, 3 loan, $4.5 million in payments on our GE Capital Loan and $5.8 million in payments on our NAB term debt.

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

Table of Contens

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $351,000 and $1.8 million during the three and nine months ended September 30, 2012, respectively, and an increase of  $2.9 million and $4.6 million in interest expense during the three and nine months ended September 30, 2011, respectively.  At September 30, 2012 and December 31, 2011, we recorded the fair market value of our interest rate swaps of $6.6 million and $4.7 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Table of Contens

2004 Injury Claim

In 2003, a slip and fall personal injury claim was asserted against us under the Personal Injuries Proceedings Act 2002 (QLD) associated with an incident which occurred in one of our Australian cinemas in 2000.  That claim, captioned Urquhart v. Reading Australia Pty Limited (case number 11678/03), is currently pending in the Supreme Court of Queensland, but has been essentially dormant until recently.  We are advised that the plaintiff is now claiming damages of more than $3.1 million (AUS$3.0 million), but has stated a willingness to compromise this claim at a lower amount.  The claim is not covered by insurance, as our insurance carrier at that time has gone bankrupt.  We are continuing to assess the plaintiff’s claim and have yet to receive all of the documentary evidence that plaintiff asserts supports her damage assessment.  Without this documentary evidence, at present, we are unable to accurately estimate the extent of any liability to us.  However, we do not believe that the ultimate resolution of these matters will have a materially adverse effect on our financial statements.  Although, we intend to vigorously defend against this claim, we can make no assurances that we will ultimately be successful in our defense of this matter.

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

Table of Contens

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

Table of Contens

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

Table of Contens

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

At September 30, 2012, approximately 56%  and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $17.9 million in cash and cash equivalents.  At December 31, 2011, approximately 57% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $19.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $3.7 million and $4.5 million for the three and nine months ended September 30, 2012, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 57% and 48% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $13.7 million and $3.6 million, respectively, and the change in our quarterly net income (loss) would be $133,000 and $46,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2012 and December 31, 2011, we have recorded a cumulative unrealized foreign currency translation gain of approximately $64.6 million and $60.1 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

Table of Contens

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $232,000 increase or decrease in our 2012 Quarter’s Australian and New Zealand interest expense.

Table of Contens

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contens

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 2 – Equity and Stock-Based Compensation to our Condensed Consolidated Financial Statements.

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

Table of Contens

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:	November 9, 2012	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	November 9, 2012	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer

Table of Contents