Form 10-K
period 2012-12-31
READING INTERNATIONAL INC
filed 2013-03-19
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 or

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

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No ☑

            If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes   No ☑

            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No 

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No 

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K.  

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer ☑   Non-accelerated filer    Smaller reporting company 

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ☑

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 18, 2013, there were 21,805,665 shares of class A non-voting common stock, par value $0.01 per share and 1,495,490 shares of class B voting common stock, par value $0.01 per share, outstanding.    The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $93,911,612 as of June 30, 2012.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

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

            We are an internationally diversified “hard asset” company principally focused on the development, ownership and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we have two business segments:

1.	Cinema Exhibition, through our 56 cinemas, and
2.	Real Estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments complement one another, as the comparatively consistent cash flows generated by our cinema operations allow us to be opportunistic in acquiring and holding real estate assets, and can be used not only to grow and develop our cinema business but also to help fund the front-end cash demands of our real estate development business.

At December 31, 2012, the book value of our assets was $428.6 million; and as of that same date, we had a consolidated stockholders’ book equity of $131.0 million.  Calculated based on book value, $148.4 million or 34%, of our assets relate to our cinema exhibition activities and $260.3 million or 61%, of our assets relate to our real estate activities.

            For additional segment financial information, please see Note 22 – Business Segments and Geographic Area Information to our 2012 Consolidated Financial Statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand.  We currently have approximately 29% of our assets (based on net book value) in the United States, 53% in Australia and 18% in New Zealand compared to 26%, 57%, and 17% at the end of 2011.  For 2012, our gross revenue in these jurisdictions was $121.5 million, $108.3 million, and $24.6 million, respectively, compared to $112.0 million, $110.7 million, and $22.2 million for 2011.

            For additional financial information concerning the geographic distribution of our business, please see Note 22 – Business Segments and Geographic Area Information to our 2012 Consolidated Financial Statements.

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environments.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  Since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from the enhancement of our current cinemas, the development in select markets of specialty cinemas, and the opportunistic acquisition of already existing cinemas rather than from the development of new conventional cinemas.  In 2011, we acquired an existing 17-screen cinema in Southern California for $4.2 million.  In late 2012, we opened a new 8-screen “Angelika” branded cinema in the Greater Washington D.C. area, and we have begun the process of converting one of our conventional cinemas in San Diego into an “Angelika”.  In recent periods, reflecting the difficulties in finding financing and tenants for new real estate development projects, our cash flow has been invested more heavily in the cinema aspects of our business rather than in real estate development activities. However, over time, we do anticipate that the cash flow from our cinema operations will be used increasingly to support our real estate oriented activities, rather than for cinema growth, and that our real estate activities will, again, become the principal thrust of our business.

            In the period 2008 through 2012, the market value of most commercial and undeveloped real estate saw a material decline in the markets in which we operate.  This has affected some of our development projects resulting in impairment losses during those periods.  However, the practical impact on our real estate holdings has been minimal, as we have continued to enjoy increases in rentals from the tenants in our retail holdings, and as our strategy has generally called for development of our raw land holdings over time for long-term development.  We have also benefited from the strengthening of Australian and New Zealand dollars.  On an overall or portfolio basis, our estimated market value of our real estate and cinema assets measured in US dollars has remained flat in recent periods.  Furthermore, in our view, it appears that values have stabilized in the markets in which we operate.  In some markets (such as Manhattan), our real estate portfolio values have increased materially in recent years and have, in our estimation, a value substantially in excess of their book value.

            In light of uncertainties in the real estate and financial markets in recent periods, and the need to focus our attention on the renewal and preservation of our various lending facilities we have generally delayed our plans for development of our various properties.  In 2011, we replaced our Australian credit facility with a new three-year credit facility from National Australia Bank (“NAB”) in the amount of $110.5 million (AUS$105.0 million).  On

February 8, 2012, we amended our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with Westpac, extending that facility for a further three-years and setting the borrowing limit at $32.8 million (NZ$40.0 million).  On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a new credit facility from Bank of America of $30.0 million, which expires on October 31, 2017.  In addition, Bank of America renewed and increased our existing $3.0 million line of credit to $5.0 million.  In 2012, we also converted substantially all of our domestic cinemas to digital projection, under a $15.5 million equipment lease from the Banc of America Capital & Leasing, LLC.

            Historically, it has not been our practice to sell assets, except in connection with the repositioning of such assets to a higher and better use.    However, in light of the current market conditions and our desire to free up capital and pay down debt, we sold, in 2012, our 24,000 square foot office building in Indooroopilly, and anticipate the sale in 2013 of our property in Lake Taupo, New Zealand.  In addition, we may sell additional properties in the year ahead to fund the development or redevelopment of other assets in our portfolio.

            Given the resurgence of Manhattan commercial real estate values,  we intend to focus on the redevelopment of  our Cinemas 1, 2 & 3 property and our Union Square property.  Also, we are actively pursuing the development of the next phase of our Courtenay Central property in Wellington, New Zealand.  We continue to evaluate our options concerning our 50.6 acre Burwood property, our 3.3 acre Moonee Ponds property in Melbourne, Australia and our 70.3 acre Manukau property in New Zealand.  We may sell all or portions of these properties to provide liquidity for other projects.   In evaluating whether to sell a particular property, we consider the potential upside in a particular property and costs required to achieve that upside, compared to the opportunities presented by our other properties.

Typically, we have endeavored to match the currency in which we have financed our development with the jurisdiction within which these developments are located.  We have followed this approach to reduce our risk to currency fluctuations.   This structure has, however, somewhat limited our ability to move cash from one jurisdiction to another.  During 2012, we deviated somewhat from this policy by purchasing $8.0 million in time deposits denominated in U.S. dollars and held by an Australian bank.  In February 2007, we also deviated from this policy and privately placed $50.0 million of 20-year trust preferred securities (“TPS”), with dividends fixed at 9.22% for the first five years, to serve as a long-term financing foundation for our real estate assets and to pay down our New Zealand and a portion of our Australian dollar denominated debt.  Although structured as the issuance of TPS by a related trust, the financing is essentially the same as an issuance of fully subordinated debt: the payments are tax deductible to us and the default remedies are the same as debt.  During the first quarter of 2009, we returned somewhat to our debt-to-local-currency matching policy by taking advantage of the then current market illiquidity for TPS to repurchase $22.9 million in face value of our TPS for $11.5 million.  As a result of this transaction, in 2009, we recorded a $10.7 million gain on retirement of subordinated debt.  In addition, in December 2008 we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011 and a contractual obligation to pay $270,000 in December 2014.  In the event that the remaining payment is not made, the only remedy available to us is the termination of the waiver.  Also, we anticipate that, in order to reduce our cost of converting our Australian and New Zealand circuits to digital projection, our parent company will guaranty the equipment lease under which we anticipate acquiring the equipment to complete the conversion of our Australian and New Zealand cinemas to digital projection.

            In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate and cinema company and intend to add to stockholder value by building the value of our portfolio of tangible real estate and entertainment-oriented assets.  We endeavor to maintain a reasonable asset allocation between our domestic and overseas assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate operation coupled with our international diversification of assets, our business strategy is unique among public companies. While historically we have retained our properties through development, we continue to evaluate the sale of certain assets to provide capital to develop our remaining properties.

At December 31, 2012, our principal assets included:

•	interests in 54 cinemas comprising some 462 screens;

•	fee interests in four live theaters (the Union Square, the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);
•	fee ownership of approximately 24.0 million square feet of developed and undeveloped real estate; and
•	cash, cash equivalents, and time deposits aggregating $46.5 million.

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

•

third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites.  While we believe that there will continue to be attractive opportunities to acquire cinema assets and/or to develop upper end specialty type theaters (like our Angelika Film Centers)in the future,  we do not feel pressure to build or acquire cinemas for the sake of adding units.  We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•

fourth, we are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity.

Our current cinema assets that we own and/or manage are as set forth in the following chart:

	Wholly Owned	Consolidated[1]	Unconsolidated[2]	Managed[3]	Totals
Australia	18 cinemas	2 cinemas	1 cinema[4]	None	21 cinemas
	138 screens	11 screens	16 screens		165 screens

New Zealand	7 cinemas	None	2 cinemas[5]	None	9 cinemas
	40 screens		13 screens		53 screens

United States	23 cinemas	1 cinema[6]	None	2 cinemas	26 cinemas
	238 screens	6 screens		9 screens	253 screens

Totals	48 cinemas	3 cinemas	3 cinemas	2 cinemas	56 cinemas
	416 screens	17 screens	29 screens	9 screens	471 screens

[1] Cinemas owned and operated through consolidated, but not wholly owned subsidiaries.

[2] Cinemas owned and operated through unconsolidated subsidiaries.

[3] Cinemas in which we have no ownership interest, but which are operated by us under management agreements.

[4] 33.3% unincorporated joint venture interest.

[5] 50% unincorporated joint venture interests.

[6] The Angelika Film Center and Café in Manhattan is owned by a limited liability company in which we own a 50% interest with rights to manage.

We focus on the ownership and/or operation of three categories of cinemas:

•	first, modern stadium seating multiplex cinemas featuring conventional film product;
•	second, specialty and art cinemas, such as our Angelika Film Centers in Manhattan, Dallas, and Fairfax, Virginia and the Rialto cinema chain in New Zealand; and
•	third, in some markets, particularly small town markets that will not support the development of a modern stadium design multiplex cinema, conventional sloped floor cinemas.

We also have various premium class offerings including luxury seating, premium audio, private lounges, café and bar service, and other amenities in certain of our cinemas and are in the process of converting certain of our exiting cinemas to provide this premium offering.

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

             Our cinemas generated approximately 69% of their 2012 revenue from box office receipts.  Ticket prices vary by location and we offer reduced rates for senior citizens and children.

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

            Concession sales accounted for approximately 26% of our total 2012 revenue.  Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, concession products primarily include popcorn, candy, and soda.

            Screen advertising and other revenue contribute approximately 5% of our total 2012 revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies provide such advertising for us.

In New Zealand, we also own a one-third interest in Rialto Distribution.  Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  The remaining 2/3 interest is owned by the founders of the company, who have been in the art film distribution business since 1993.

Management of Cinemas

            With two exceptions, we manage all of our cinemas with executives located in Los Angeles, Manhattan, Melbourne, Australia, and Wellington, New Zealand.  Approximately 2,268 individuals were employed (on a full time or part time basis) in our cinema operations in 2012.  Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner.  While we are principally responsible for the booking of the cinemas, our joint venture partner, Greater Union, manages the day-to-day operations of these cinemas.  In addition, we have a 33.3% interest in a 16-screen Brisbane cinema.  Greater Union manages that cinema as well.

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

            Competition for films can be intense, depending upon the number of cinemas in a particular market.  Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens we can supply to distributors.  Moreover, in the United States, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and AMC, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Accordingly, distributors may decide to give preference to these mega exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves.  The situation is different in Australia and New Zealand where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.  However, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top film product.

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

             The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are Regal (with 6,880 screens in 540 cinemas), AMC (with 4,804 screens in 332 cinemas), Cinemark (with 3,918 screens in 299 cinemas), and Carmike (with 2,242 screens in 232 cinemas).  As of December 31, 2012, we were the 11th largest exhibitor with 1% of the box office in the United States with 253 screens in 26 cinemas.

            The principal exhibitors in Australia are Greater Union, which do business under the Event name (a subsidiary of Amalgamated Holdings Limited), Hoyts Cinemas (“Hoyts”), and Village.  The major exhibitors control approximately 66% of the total cinema box office: Event 30%, Hoyts 21%, and Village 15%.  Event has 476 screens nationally, Hoyts 359 screens, and Village 217 screens.  By comparison, our 148 screens represent approximately 7% of the total box office.

            The principle exhibitors in New Zealand are Event with 101 screens nationally and Hoyts with 64 screens.  Reading has 40 screens (not including partnerships).  The major exhibitors in New Zealand control approximately 57% of the total box office: Event 35% and Hoyts 22%.  Reading has 11% of the market (Event and Reading market share figures again do not include any partnership theaters).

            Greater Union is the owner of Birch Carroll & Coyle in Australia and purchased Sky Cinemas in New Zealand during 2010.  In addition, generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village.  These companies have substantial capital resources.  Village had a publicly reported consolidated net worth of approximately $535.1 million (AUS$522.8 million) at June 30, 2012.  The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $879.1 million (AUS$858.9 million) at June 30, 2012.  Hoyts is privately held and does not publish financial reports.  Hoyts is currently owned by Pacific Equity Partners.

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

Digital Exhibition

            After years of uncertainty as to the future of digital exhibition and the impact of this technology on cinema exhibition, it became clear in 2012 that the industry must go digital.  We have now substantially completed the conversion of our domestic cinema operations to digital projection.  We are in the process of, and anticipate that we will complete in 2013, the conversion of our Australian and New Zealand cinema operations to digital projection.  We anticipate that the cost of this conversion, over time, will be covered in substantial part by the receipt of Virtual Print Fees paid by film distributors for the use of such digital projection equipment.

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

Employees

            We have 62 full time executive and administrative employees and approximately 2,268 cinema employees.  Our cinema employees in Wellington, New Zealand and our projectionists in Hawaii are unionized.  None of our other employees are subject to union contracts.  Our one union contract with respect to our projectionists in Hawaii expired on March 31, 2012.  Our union contracts with respect to our New Zealand employees expired on August 31, 2012.  We are currently in the process of renegotiating these contracts.  None of our Australian based employees is unionized.  Overall, we are of the view that the existence of these contracts does not materially increase our costs of labor or our ability to compete.  We believe our relations with our employees to be generally good.

Our Real Estate Activities

            Our real estate activities have historically consisted principally of:

•

the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or  cinema based real estate development projects;

•	the acquisition of fee interests in land for general real estate development;
•	the leasing to shows of our live theaters; and
•	the redevelopment of our existing fee owned cinema or live theater sites to their highest and best use.

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

Both our cinema and live theater operations face competition from developing “in-home” sources of entertainment.  These include competition from DVDs, cable and satellite television, pay per view,  the internet and other sources of entertainment, and video games.  The quality of in-house entertainment systems has increased while the cost of such systems has decreased in recent periods, and some consumers may prefer the security of an ”in-home” entertainment experience to the more public experience offered by our cinemas and live theaters.  The movie distributors have been responding to these developments by, in some cases, decreasing the period of time between cinema release and the date such product is made available to “in-home” forms of distribution.

The narrowing of this so-called “window” for cinema exhibition may be problematic for the cinema exhibition industry.  On the other hand, the significant quantity of films produced in recent periods has probably had more to do, at least to date, with the shortening of the time most movies play in the cinemas, than any shortening of the cinema exhibition window.  In recent periods, there has been discussion about the possibility of eliminating the cinema window altogether for certain films, in favor of a simultaneous release in multiple channels of distribution, such as theaters, pay-per-view, and DVD.  However, again to date, this move has been strenuously resisted by the cinema exhibition industry and we view the total elimination of the cinema exhibition window, while theoretically possible, to be unlikely.

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

We are now in the midst of converting substantially all of our cinema auditoriums to digital projection.  However, no assurances can be given that other technological advances will not require us to make further material investments in our cinemas or face loss of business.  For example, only a limited number of our cinemas are equipped with the 48 frame per second equipment that is required to show such films as The Hobbit.  Also, equipment is currently being developed for holographic or laser projection.  The future of these technologies in the cinema exhibition industry is uncertain.

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

International Business Risks

Our international operations are subject to a variety of risks, including the following:

Risk of currency fluctuations.  While we report our earnings and assets in US dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars.  The value of these currencies can vary significantly compared to the US dollar and compared to each other.  We typically have not hedged against these currency fluctuations, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies.  However, we do have debt at our parent company level that is serviced by our overseas cash flow and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the US dollar.  Our cash in Australia and New Zealand of $17.5 million (AUS$16.8 million) and $6.3 million (NZ$7.6 million), respectively, is denominated in local currencies and subject to the risk of currency exchange rate fluctuations.  Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

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

In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have from time to time had negative working capital.  This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets as is the case in other industries such as manufacturing and distribution.

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

In February 2007, we issued $50.0 million in 20-year TPS, and utilized the net proceeds principally to retire short-term bank debt in New Zealand and Australia.  The interest rate on our TPS was only fixed for five years. Additionally, we used US dollar denominated obligations to retire debt denominated in New Zealand and Australian dollars which has increased our exposure to currency risk.  In the first quarter of 2009, we repurchased $22.9 million of our TPS at a 50% discount.

At the present time, corporate borrowers both domestically and internationally are facing greater than normal constraints on liquidity.  No assurances can be given that we will be able to refinance these debts as they become due.

We have substantial lease liabilities.

Most of our cinemas operate in leased facilities.  These leases typically have cost of living or other rent adjustment features and require that we operate the properties as cinemas.  A down turn in our cinema exhibition business might, depending on its severity, adversely affect the ability of our cinema operating subsidiaries to meet these rental obligations.  Even if our cinema exhibition business remains relatively constant, cinema level cash flow will likely be adversely affected unless we can increase our revenue sufficiently to offset increases in our rental liabilities.  Unlike property rental leases, our newly added digital equipment leases do not have cost of living or other lease adjustment features.

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2012 of only approximately 53,000 shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

The interests of our controlling stockholder may conflict with your interests.

Mr. James J. Cotter beneficially owns 70.4% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  As a result, as of December 31, 2012, Mr. Cotter controlled 70.4% of the voting power of all of our outstanding common stock.  For as long as Mr. Cotter continues to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders.  In addition, Mr. Cotter and his affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 25 – Related Parties and Transactions to our 2012 Consolidated Financial Statements).

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

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

Executive and Administrative Offices

            We lease approximately 9,800 square feet of office space in Los Angeles, California to serve as our executive headquarters.  We own an 8,100 square foot office building in Melbourne, Australia, approximately 5,200 square feet of which serves as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party).  We maintain our accounting personnel and certain IT and operational personnel in approximately 5,900 square foot of offices located in our Wellington Courtenay Central shopping center.  We occupy approximately 3,500 square feet at our Village East leasehold property for administrative purposes.  We also own a residential condominium unit in Los Angeles, used for offsite corporate meetings and residential space by our Chairman and Chief Executive Officer.

Entertainment Properties

Entertainment Use Leasehold Interests

            As of December 31, 2012, we lease approximately 1.8 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	942,000	2013 – 2049
Australia	721,000	2017 – 2049
New Zealand	141,000	2024 – 2034

During September 2012, we opened an 8-screen art cinema in the Mosaic District in the greater Washington D.C. metropolitan area.  Additionally, during 2012, we elected not to renew the leases of our 4-screen Hastings cinema in New Zealand and our 4-screen Kukui cinema in Hawaii.  We terminated operations with the Hastings cinema in January 2012 and we terminated operations for our Kukui cinema in November 2012.

Entertainment Use Fee Interests

            In Australia, as of December 31, 2012, we own approximately 3.2 million square feet of land at nine locations.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney, including the 50.6-acre Burwood site.  Of these fee interests, approximately 145,000 square feet are currently improved with cinemas.

            In New Zealand, as of December 31, 2012, we own approximately 3.4 million square feet of land at seven locations.  This includes the Courtney Central ETRC in Wellington, the 70.3 acre Manakau site, and the fee interests underlying three cinemas in New Zealand, which properties include approximately 22,000 square feet of ancillary retail space.

            In the United States, as of December 31, 2012, we own approximately 134,000 square feet of improved real estate comprised of four live theater buildings, which include approximately 58,000 square feet of leasable space, and the fee interest in our Cinemas 1, 2 & 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest).

Live Theaters (“Liberty Theaters”)

            Included among our real estate holdings are four “Off Broadway” style live theaters, operated through our Liberty Theaters subsidiary.  We license theater auditoriums to the producers of “Off Broadway” theatrical productions and provide various box office and concession services.  The terms of our licenses are, naturally, principally dependent upon the commercial success of our tenants.  STOMP has been playing at our Orpheum Theatre in excess of 16 years.  While we attempt to choose productions that we believe will be successful, we have no control over the production itself.  At the current time, we have three single auditorium theaters in Manhattan:

•	the Minetta Lane (399 seats);
•	the Orpheum (347 seats); and
•	the Union Square (499 seats).

We also own a four-auditorium theater complex, the Royal George in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats).  Two of the properties, the Union Square and the Royal George, have ancillary retail and office space.

Liberty Theaters is primarily in the business of renting theater space.  However, we may from time to time participate as an investor in a play, which can help facilitate the production of the play at one of our facilities, and do from time to time rent space on a basis that allows us to share in a production’s revenue or profits.  Revenue, expense, and profits are reported as a part of the real estate segment of our business.

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
•

In the United States, we own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 17,000 square foot Angelika Film Center & Café in the Soho district of Manhattan.  We also hold the management rights with respect to this asset.  We also own a 75% managing member interest in the limited liability company that owns our Cinemas 1, 2 & 3 property and a 50% managing member interest in Shadow View Land & Farming, LLC which owns an approximately 202-acre property in Riverside County, California which, while zoned residential and approved for 823 single family lots.

Income Operating Property

            As of December 31, 2012, we own fee interests in approximately 1.0 million square feet of income producing properties (including certain properties principally occupied by our cinemas).

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property[7]	(rental/entertainment)	Leased	(in U.S. Dollars)

Auburn	60000 / 57000
100 Parramatta Road	Plus a 871-space	100%	$35,894,000
Auburn, NSW, Australia	parking structure

Belmont
Knutsford Avenue and	15000 / 52000	78%	$16,102,000
Fulham Street
Belmont, WA, Australia
Cinemas 1, 2 & 3[8]
1003 Third Avenue	0 / 21000	N/A	$23,626,000
Manhattan, NY, USA

Courtenay Central	38000 / 71000
100 Courtenay Place	Plus a 1,086-space	75%	$26,237,000
Wellington, New Zealand	parking structure

[7] Rental square footage refers to the amount of area available to be rented to third parties and the percentage leased is the amount of such rental square footage currently leased to third parties.  A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  The gross book value refers to the gross carrying cost of the land and buildings of the property.  Book value and rental information are as of December 31, 2012.

[8] This property is owned by a limited liability company in which we hold a 75% managing interest.  The remaining 25% is owned by Sutton Hill Investments, LLC, a company owned in equal parts by our Chairman and Chief Executive Officer, Mr. James J. Cotter, and Michael Forman.

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property	(rental/entertainment)	Leased	(in U.S. Dollars)
Invercargill Cinema
29 Dee Street	10000 / 24000	72%	$3,243,000
Invercargill, New Zealand
Lake Taupo Motel
138-140 Lake Terrace Road	9000 / 0	Short-term rentals	$2,283,000
Taupo, New Zealand
Maitland Cinema
Ken Tubman Drive	0 / 22000	N/A	$2,472,000
Maitland, NSW, Australia
Minetta Lane Theatre
18-22 Minetta Lane	0 / 9000	N/A	$8,354,000
Manhattan, NY, USA
Napier Cinema
154 Station Street	12000 / 17000	100%	$3,547,000
Napier, New Zealand
Newmarket
400 Newmarket Road	93000 / 0
Newmarket, Queensland,	Plus a 436-space	97%	$45,087,000
Australia	parking structure
Orpheum Theatre
126 2nd Street	0 / 5000	N/A	$3,439,000
Manhattan, NY, USA
Royal George	37000 / 23000
1633 N. Halsted Street	Plus a 55-space	91%	$3,415,000
Chicago, IL, USA	parking structure
Rotorua Cinema
1281 Eruera Street	0 / 19000	N/A	$3,044,000
Rotorua, New Zealand
Union Square Theatre
100 E. 17th Street	21000 / 17000	100%	$8,900,000
Manhattan, NY, USA

Long-Term Leasehold Operating Property

In addition, in certain cases we have long-term leases that we view more akin to real estate investments than cinema leases.  As of December 31, 2012, we had approximately 169,000 square foot of space subject to such long-term leases.

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property[9]	(rental/entertainment)	Leased	(in U.S. Dollars)

Manville	0 / 53000	N/A	$2,285,000

Tower	0 / 16000	N/A	$994,000

Village East[10]	4000 / 38000	100%	$11,877,000

Waurn Ponds	6000 / 52000	100%	$3,656,000

[9] Rental square footage refers to the amount of area available to be rented to third parties, and the percentage leased is the amount of rental square footage currently leased to third parties.  A number of our long-term leasehold operating property include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  Book value includes the entire investment in the leased property, including any cinema fit-out.  Rental and book value information is as of December 31, 2012.

[10] The lease of the Village East provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term in 2020.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC's interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  See Note 25 - Related Parties and Transactions to our 2012 Consolidated Financial Statements.

Investment and Development Property

            We are engaged in several investment and development projects relative to our currently undeveloped parcels of land.  In addition, we anticipate that redevelopment of one or more of our existing developed properties may also occur.

		Gross Book Value
Property[11]	Acreage	(in U.S. Dollars)	Status

Auburn, Sydney, Australia	2.6 acres	$2,107,000	We are actively pursuing the development of the next phase of this property.
Burwood, Victoria, Australia	50.6 acres	$54,156,000	We continue to evaluate our options with regards to this property.
Coachella, CA, USA	202 acres	$4,050,000	We continue to evaluate our options with regards to this property.
Courtenay Central, Wellington, New Zealand	1.1 acres	$6,831,000	We are actively pursuing the development of the next phase of this property.
Moonee Ponds, Victoria, Australia	3.3 acres	$12,728,000

Zoned for high-density as a “Principal Activity Area.”  Recently, this property has enjoyed a rezoning by the city increasing our permitted development potential from up to 10 levels to a range of 10 to 16 levels. We continue to evaluate our options with regards to this property.

Lake Taupo, Taupo, New Zealand	0.5 acre	$2,283,000	We are actively pursuing various methods to dispose of this property.

[11] A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.  The gross book value includes, as applicable, the land, building, development costs, and capitalized interest.

		Gross Book Value
Property[11]	Acreage	(in U.S. Dollars)	Status

Manakau, Auckland, New Zealand	64 acres zoned agricultural and 6.4 acres zoned light industrial	$14,021,000

The bulk of the land is zoned for agriculture and is currently used for horticulture commercial purposes.  A development plan has been filed to rezone the property for warehouse, distribution and manufacturing uses.  We currently anticipate that this rezoning will be approved.  In 2010, we acquired an adjacent property which is zoned industrial, but is currently unimproved.  This property links our existing parcel with the existing road network.

Some of our income operating property and our investment and development property carry various debt encumbrances based on their income streams and geographic locations.  For an explanation of our debt and the associated security collateral please see Note 12 – Notes Payable to our 2012 Consolidated Financial Statements.

Other Property Interests and Investments

            We own the fee interest in 11 parcels comprising 195 acres in Pennsylvania and Delaware.  These acres consist primarily of vacant land.  With the exception of certain properties located in Philadelphia (including the raised railroad bed leading to the old Reading Railroad Station), the properties are principally located in rural areas of Pennsylvania and Delaware.  Additionally, we own a condominium in the Los Angeles, California area that is used for offsite corporate meetings and by our Chief Executive Officer when he is in town.  Except for a negative pledge on the aforementioned Los Angeles condominium, these properties are unencumbered with any debt and are lien free.

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

CRG and the IRS agreed to compromise the claims made by the IRS against CRG and the Tax Court’s order was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its claimed adjustment to income.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group was to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000 and increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of January 6, 2011.  On October 26, 2011, CRG reached an agreement with the IRS for an installment plan to pay off this federal tax liability, including additional interest accruals at the prescribed IRS floating rate.  The agreement requires monthly payments of $290,000 over a period of approximately five years.  As of December 31, 2012 and 2011, after the payments made during 2012 and 2011, respectively, the remaining federal tax obligation was $10.0 million and $13.5 million, respectively, in tax and interest.  Of the $10.0 million owed under the installment agreement as of December 31, 2012, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.  Of the $13.5 million owed under the installment agreement as of December 31, 2011, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.

The impact of the settlement upon the state taxes of the Reading consolidated group, if the adjustment to income agreed with the IRS were reflected on state returns, would be an obligation of approximately $1.4 million in tax plus interest and potential penalty.  CRG’s 1997 tax year remains open with respect to CRG’s potential tax liability to the State of California.  As of December 31, 2012, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency is asserted.

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

            In connection with the development of our 50.6 acre Burwood site, it will be necessary to address certain environmental issues.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2012, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $17.7 million (AUS$17.1 million) and as of that date we had already incurred a total of $8.6 million (AUS$8.3 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as it is anticipated that all of the work will be done in connection with the excavation and other development activity already contemplated for the property.

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

The following table sets forth the high and low closing prices of the RDI and RDIB common stock for each of the quarters in 2012 and 2011 as reported by NASDAQ:

		Class A Stock		Class B Stock
		High	Low	High	Low

2012	Fourth Quarter	$6.23	$5.48	$7.40	$5.64
	Third Quarter	$6.58	$4.73	$7.95	$5.00
	Second Quarter	$5.88	$4.62	$6.75	$4.53
	First Quarter	$4.56	$4.12	$7.00	$4.26

2011	Fourth Quarter	$4.30	$3.95	$7.01	$4.26
	Third Quarter	$4.49	$3.88	$7.00	$6.00
	Second Quarter	$5.02	$4.53	$7.00	$5.25
	First Quarter	$5.16	$4.86	$9.00	$6.04

The following table summarizes the securities authorized for issuance under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	857,450	$7.03	1,829,436
Total	857,450	$7.03	1,829,436

Performance Graph

            The following line graph compares the cumulative total stockholder return on Reading International, Inc.’s common stock for the years ended December 31, 2008, 2009, 2010, 2011, and 2012 against the cumulative total return as calculated by the NASDAQ composite, the motion picture theater operator group, and the real estate operator group.

Holders of Record

The number of holders of record of our Class A Stock and Class B Stock in 2012 was approximately 3,500 and 300, respectively.  On March 18, 2013, the closing price per share of our Class A Stock was $5.64 and the closing price per share of our Class B Stock was $5.65.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2011, we purchased 172,300 of Class A Nonvoting shares on the open market for $747,000.  Additionally, during the first quarter of 2010, we purchased 62,375 shares for a total cost of $251,000.  No shares were purchased during 2012.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company.  This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
Revenue	$254,430	$244,979	$229,322	$216,740	$197,055
Operating income (loss)	$19,127	$18,178	$13,069	$13,910	$(2,134)
Income (loss) from discontinued operations	$(405)	$1,888	$97	$12	$(154)
Net income (loss)	$(1,406)	$10,896	$(12,034)	$6,482	$(16,189)
Net income (loss) attributable to Reading International, Inc. shareholders	$(914)	$9,956	$(12,650)	$6,094	$(16,809)

Basic earnings (loss) per share – continuing operations	$(0.02)	$0.36	$(0.56)	$0.27	$(0.74)
Basic earnings (loss) per share – discontinued operations	$(0.02)	$0.08	$--	$--	$(0.01)
Basic earnings (loss) per share	$(0.04)	$0.44	$(0.56)	$0.27	$(0.75)
Diluted earnings (loss) per share – continuing operations	$(0.02)	$0.35	$(0.56)	$0.27	$(0.75)
Diluted earnings (loss) per share – discontinued operations	$(0.02)	$0.08	$--	$--	$--
Diluted earnings (loss) per share	$(0.04)	$0.43	$(0.56)	$0.27	$(0.75)

Other Information:
Shares outstanding	23,083,265	22,806,838	22,804,313	22,588,403	22,482,605
Weighted average number of shares outstanding–basic	23,028,596	22,764,666	22,781,392	22,580,942	22,477,471
Weighted average number of shares outstanding–diluted	23,028,596	22,993,135	22,781,392	22,767,735	22,477,471

Total assets	$428,588	$430,764	$430,349	$406,417	$371,870
Total debt	$196,597	$209,614	$228,821	$226,993	$239,162
Working capital (deficit)	$(21,415)	$(12,844)	$(57,634)	$(16,229)	$12,516
Stockholders’ equity	$130,954	$124,987	$112,639	$110,263	$69,447
EBIT	$20,416	$18,664	$13,900	$22,618	$1,030
Depreciation and amortization	$16,049	$16,595	$15,563	$15,034	$18,556
Add: Adjustments for discontinued operations	$335	$365	$351	$134	$2
EBITDA	$36,800	$35,624	$29,814	$37,786	$19,588
Debt to EBITDA	$5.34	$5.88	$7.67	$6.01	$12.21
Capital expenditure (including acquisitions)	$13,723	$9,376	$19,371	$5,686	$75,167
Number of employees at 12/31	2,412	2,263	2,109	2,207	1,986

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

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2012	2011	2010	2009	2008
Net income (loss) attributable to Reading International, Inc. shareholders	$(914)	$9,956	$(12,650)	$6,094	$(16,809)
Add: Interest expense, net	16,426	21,038	12,286	14,572	15,740
Add: Income tax (benefit) expense	4,904	(12,330)	14,264	1,952	2,099
EBIT	$20,416	$18,664	$13,900	$22,618	$1,030
Add: Depreciation and amortization	16,049	16,595	15,563	15,034	18,556
Adjustments for discontinued operations	335	365	351	134	2
EBITDA	$36,800	$35,624	$29,814	$37,786	$19,588

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in this 2012 Annual Report.  Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema Exhibition, through our 56 multiplex theaters, and
•	Real Estate, including investment, development, and the rental of retail, commercial and live theater assets.

We believe that these two business segments complement one another, as the comparatively consistent cash flows generated by our cinema operations can be used to fund new cinema business opportunities and the front-end cash demands of our real estate investment and development business.

We manage our worldwide cinema exhibition businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Amusements, and City Cinemas brands;
•	in Australia, under the Reading brand; and
•	in New Zealand, under the Reading and Rialto brands.

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  Since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from the enhancement of our current cinemas, the development in select markets of specialty cinemas, and the opportunistic acquisition of already existing cinemas rather than from the development of new conventional cinemas.  From time to time, we invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate company and intend to add to stockholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land and brick and mortar assets.  We endeavor to maintain a reasonable asset allocation between our domestic and overseas assets and operations, and between our cash generating cinema operations and our cash consuming real estate investment and development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate operations, our business strategy is unique among public companies.

Business Climate

Cinema Exhibition - General

            After years of uncertainty as to the future of digital exhibition and the impact of this technology on cinema exhibition, it became clear in 2012 that the industry must go digital.  We have now substantially completed the conversion of our domestic cinema operations to digital projection.  We are in the process, and anticipate that we will complete this year the conversion of our Australia and New Zealand cinema operations to digital projection.

Over several years, we anticipate that the cost of this conversion will be covered in substantial part by the receipt of Virtual Print Fees paid by film distributors for the use of such digital projection equipment.

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

            These consolidations can adversely affect our ability to get film in certain domestic markets where we compete against major exhibitors.  With the restructuring and consolidation undertaken in the industry, and the emergence of increasingly attractive “in-home” entertainment alternatives, strategic cinema acquisitions by our North American operation have and can continue to be a way to combat such a competitive disadvantage.

Real Estate – Australia and New Zealand

            Over the past few years, there has been a noted decrease in real estate market activity resulting in decreases to commercial and retail property values in Australia and to a lesser extent in New Zealand.  That being said, both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  Also, we have noted that our Australian and New Zealand developed properties have had consistent growth in rentals and values although project commencements have slowed.  Once developed, we remain confident that our Australian and New Zealand holdings will continue to provide value and cash flows to our operations.

Real Estate – North America

The commercial real estate market has improved somewhat during 2012 and we have noted some strong increases associated with our real estate located in large urban environments.

Business Segments

            As indicated above, our two primary business segments are cinema exhibition and real estate.  These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas.  For a breakdown of our current cinema assets that we own and/or manage please see Item 1 – Our Business of this 2012 Annual Report under the subheading “Our Cinema Exhibition Activities.”

During 2012, we opened one cinema with 8 screens and closed two cinemas having a total of 8 screens.  In 2011, we purchase one 17-screen cinema.  In 2010, we opened one 8-screen cinema and closed two cinemas having a total of 12 screens.

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

            For fiscal 2012, our income operating property consisted of the following:

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

In addition, we had various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States that was used in our historic activities.  We also owned an 8,100 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 36% of which is leased to an unrelated third party.

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

In August 2011, we purchased the CalOaks Cinema, our largest multi-screened cinema to date, for $4.2 million made up of $3.9 million of cash and a $250,000 holdback note for certain offset charges to the purchase price.

Disposals

On November 20, 2012, we sold our Indooroopilly property for $12.4 million (AUS$12.0 million).  As the book value was $12.5 million (AUS$12.1 million) for this property, we recorded a loss on sale as an impairment expense of $318,000 (AUS$306,000) for the year ended December 31, 2012 which included the cost to sell the property.  Additionally, on February 21, 2012, we sold our three properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres for $1.9 million (AUS$1.8 million). Because the net carrying amounts of these properties were greater than the total sale price, we recorded an impairment expense for these properties of $369,000 (AUS$365,000) for the year ended December 31, 2011.

On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

Investment and Development Property

            We are engaged in several real estate development projects.  For a complete list of these properties with their size, status, and gross book values please see Item 2 – Properties under the heading of “Investment and Development Property.”

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

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business.  If the sum of the estimated, undiscounted future cash flows are less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.  Goodwill and intangible assets are evaluated on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit.  Accordingly, actual results could vary materially from such estimates.  Based on calculations of current value, we recorded impairment losses of $1.5 million, $369,000 and $2.2 million relating to certain of our property and cinema locations for the years ended December 31, 2012, 2011, and 2010, respectively.  The impairments reflect our estimates of fair value which were based on appraisals or a discounted income approach with market based assumptions. For a further explanation of our 2012 impairment losses see below under the heading “Coachella impairment” and see Note 7 – Investment and Development Property to our 2012 Consolidated Financial Statements.

            We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  As of December 31, 2012, we had recorded approximately $50.6 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards.  These deferred tax assets were offset by a valuation allowance of $37.9 million resulting in a net deferred tax asset of $12.6 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.  There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.

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

Coachella impairment

In January 2012, we acquired in a foreclosure auction for $5.5 million a 202-acre property located in Coachella, California zoned for the development of up to 843 single-family residential units.   The only other bidder was the holder of the mortgage on the property who bid up to $50,000 less than our final bid.   At the time of the purchase, we knew, based on our due diligence that we were paying more for the property than would be supported by an Uniform Standards of Professional Appraisal Practice (“USPAP”) appraisal.   However, the amount that we bid was the lowest price at which we were able to acquire the property from the mortgagor.   In valuing the property, we took into account a variety of factors, including the fact that the property is located within the City of Coachella, the state of the land use entitlements, and the fact that the prior owner had invested considerable time and money in obtaining the entitlements from the City of Coachella.     Since an independent USPAP appraisal of the property produced an appraised value as of December 2012 at $4.0 million, we have written down the book value of the property by $1.5 million.  As noted below, this property is 50% owned by Mr. James J. Cotter who shares in any impairment loss to the extent of his ownership interest.

We acquired the property as a potentially long-term investment based on the expectation that ready-for-development residential real estate will recover in value.  As we are not in the business of developing single family residences, it is anticipated that the property will eventually be sold to a developer of this type of property.

We hold the property in a limited liability company, which we manage.  This company is owned 50/50 by ourselves and our Chairman and Chief Executive Officer, James J. Cotter.   The opportunity to acquire the property was originally presented to Mr. Cotter in his individual capacity and the transaction was approved by our Conflicts Committee, comprised entirely of independent directors.

Results of Operations

            We currently have two operating segments: Cinema Exhibition and Real Estate.  Our cinema exhibition segment includes the operations of our consolidated cinemas.  Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate, and ETRC’s.

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands).

Year Ended December 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$234,703	$27,256	$(7,529)	$254,430
Operating expense	198,040	11,163	(7,529)	201,674
Depreciation and amortization	11,154	4,441	--	15,595
General and administrative expense	2,598	718	--	3,316
Impairment expense	--	1,463	--	1,463
Segment operating income	$22,911	$9,471	$--	$32,382

Year Ended December 31, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$225,849	$26,562	$(7,432)	$244,979
Operating expense	189,647	10,190	(7,432)	192,405
Depreciation and amortization	11,842	4,444	--	16,286
General and administrative expense	2,740	646	--	3,386
Impairment expense	--	369	--	369
Segment operating income	$21,620	$10,913	$--	$32,533

Year Ended December 31, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$211,073	$24,715	$(6,466)	$229,322
Operating expense	178,261	9,049	(6,466)	180,844
Depreciation and amortization	10,559	4,289	--	14,848
General and administrative expense	2,880	1,043	--	3,923
Impairment expense	--	2,239	--	2,239
Segment operating income	$19,373	$8,095	$--	$27,468

Reconciliation to net income attributable
to Reading International, Inc. shareholders:	2012	2011	2010
Total segment operating income	$32,382	$32,533	$27,468
Non-segment:
Depreciation and amortization expense	454	309	715
General and administrative expense	12,801	14,046	13,684
Operating income	19,127	18,178	13,069
Interest expense, net	(16,426)	(21,038)	(12,286)
Other income (loss)	(563)	1,157	(347)
Gain (loss) on sale of assets	144	(67)	352
Income tax benefit (expense)	(4,904)	12,330	(14,264)
Equity earnings (loss) of unconsolidated joint ventures and entities	1,621	(1,552)	1,345
Income (loss) from discontinued operations	(85)	232	97
Gain (loss) on sale of discontinued operation	(320)	1,656	--
Net income (loss)	$(1,406)	$10,896	$(12,034)
Net (income) loss attributable to noncontrolling interests	492	(940)	(616)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(914)	$9,956	$(12,650)

Cinema Exhibition Segment

The following tables and discussion that follows detail our operating results for our 2012, 2011, and 2010 cinema exhibition segment (dollars in thousands):

Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$78,745	$68,819	$13,897	$161,461
Concessions revenue	32,219	24,564	4,266	61,049
Advertising and other revenues	5,433	5,806	954	12,193
Total revenues	116,397	99,189	19,117	234,703

Cinema costs	96,534	75,210	14,959	186,703
Concession costs	5,374	4,908	1,055	11,337
Total operating expense	101,908	80,118	16,014	198,040

Depreciation and amortization	6,482	3,589	1,083	11,154
General and administrative expense	1,937	661	--	2,598
Segment operating income	$6,070	$14,821	$2,020	$22,911

Year Ended December 31, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$73,062	$72,887	$12,622	$158,571
Concessions revenue	28,225	23,306	3,446	54,977
Advertising and other revenues	5,482	6,019	800	12,301
Total revenues	106,769	102,212	16,868	225,849

Cinema costs	89,602	75,771	13,998	179,371
Concession costs	4,461	4,963	852	10,276
Total operating expense	94,063	80,734	14,850	189,647

Depreciation and amortization	6,525	4,218	1,099	11,842
General and administrative expense	1,973	691	76	2,740
Segment operating income	$4,208	$16,569	$843	$21,620

Year Ended December 31, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$73,266	$61,640	$15,601	$150,507
Concessions revenue	27,391	18,658	3,861	49,910
Advertising and other revenues	5,096	4,559	1,001	10,656
Total revenues	105,753	84,857	20,463	211,073

Cinema costs	89,531	63,976	15,578	169,085
Concession costs	4,260	4,009	907	9,176
Total operating expense	93,791	67,985	16,485	178,261

Depreciation and amortization	6,556	2,969	1,034	10,559
General and administrative expense	2,040	840	--	2,880
Segment operating income	$3,366	$13,063	$2,944	$19,373

Cinema Results for 2012 Compared to 2011

•	Cinema revenue increased in 2012 by $8.9 million or 3.9% compared to 2011. The geographic activity of our revenue can be summarized as follows:
o

United States - Revenue in the United States increased by $9.6 million or 9.0%.  This increase in revenue was predominately attributable to a 722,000 person increase in box office admissions and a commensurate increase in admissions and concessions revenue primarily from our 2011 acquisition of the CalOaks cinema in Murrieta, California and from our newly opened AFC

Mosaic cinema in the greater Washington D.C. metropolitan area; offset by, a 0.7% decrease in the average ticket price.

o

Australia - Revenue in Australia decreased by $3.0 million or 3.0%.  This decrease in revenue was primarily related to a 91,000 person decrease in box office admissions coupled with a 3.9% decrease in the average ticket price resulting from a more competitive ticket pricing model.  This decrease included the temporary closure of a cinema in Australia due to renovations during the second quarter.  As noted below, there was only a nominal change in the Australian dollar compared to the U.S. dollar for the comparable periods. (see below).

o

New Zealand - Revenue in New Zealand increased by $2.2 million or 13.3%.  This increase in revenue was predominately attributable to a year over year 236,000 person increase in admissions; offset by, a decrease in the average ticket price of 7.6% resulting from a more competitive ticket pricing model.  The increase in New Zealand admissions was primarily as a result of the reopening of an earthquake damaged New Zealand multiplex in early January 2012.  This increase in revenue was somewhat enhanced by an increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•	Operating expense increased in 2012 by $8.4 million or 4.4% compared to 2011. Year over year operating expense increased only slightly in relation to revenue from 84.0% to 84.4%.
o	United States - Operating expense in the United States increased by $7.8 million or 8.3% primarily related to the operating activity of the aforementioned newly acquired and opened cinemas.
o

Australia - Operating expense in Australia decreased by $616,000 or 0.8%.  This decrease was in line with the above-mentioned decrease in cinema revenue which directly affects film rental costs; offset by, the year over year nominal increase in the value of the Australian dollar compared to the U.S. dollar (see below).

o

New Zealand - Operating expense in New Zealand increased by $1.2 million or 7.8%.  This increase was in line with the above-mentioned increase in cinema revenue which directly affects film rental costs and with the above-mentioned year over year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•	Depreciation expense decreased in 2012 by $688,000 or 5.8% compared to 2011. This decrease was primarily related to several of our cinema assets reaching the end of their depreciable lives.
•

General and administrative expense decreased in 2012 by $142,000 or 5.2% compared to 2011.  This decrease was primarily related to a write off of certain cinema assets in New Zealand and higher bonus accrual costs in 2011 neither of which reoccurred in 2012.

•	Australian and New Zealand monthly average exchange rates for 2012 increased by 0.3% and 2.4%, respectively, from those in 2011, which had an overall positive impact on the income statement.
•

As a result, cinema exhibition segment operating income increased in 2012 by $1.3 million compared to 2011 primarily from the aforementioned increase in revenue from our U.S. and New Zealand cinema operations.

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

•

Depreciation expense increased in 2011 by $1.3 million or 12.2% compared to 2010.  This increase was primarily related to the opening of a new cinema in Australia and our continuing purchases of digital equipment.

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

The tables and discussion that follow detail our operating results for our 2012, 2011, and 2010 real estate segment (dollars in thousands):

Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,416	$--	$--	$3,416
Property rental income	1,690	14,536	7,614	23,840
Total revenues	5,106	14,536	7,614	27,256

Live theater costs	1,917	--	--	1,917
Property rental cost	934	6,077	2,235	9,246
Total operating expense	2,851	6,077	2,235	11,163

Depreciation and amortization	305	2,823	1,313	4,441
General and administrative expense	99	536	83	718
Impairment expense	1,463	--	--	1,463
Segment operating income	$388	$5,100	$3,983	$9,471

Year Ended December 31, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,507	$--	$--	$3,507
Property rental income	1,714	13,850	7,491	23,055
Total revenues	5,221	13,850	7,491	26,562

Live theater costs	1,946	--	--	1,946
Property rental cost	528	5,628	2,088	8,244
Total operating expense	2,474	5,628	2,088	10,190

Depreciation and amortization	326	2,848	1,270	4,444
General and administrative expense	32	554	60	646
Impairment expense	--	369	--	369
Segment operating income	$2,389	$4,451	$4,073	$10,913

Year Ended December 31, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,082	$--	$--	$3,082
Property rental income	1,732	13,125	6,776	21,633
Total revenues	4,814	13,125	6,776	24,715

Live theater costs	2,044	--	--	2,044
Property rental cost	455	4,789	1,761	7,005
Total operating expense	2,499	4,789	1,761	9,049

Depreciation and amortization	321	2,467	1,501	4,289
General and administrative expense	13	957	73	1,043
Impairment expense	--	2,239	--	2,239
Segment operating income	$1,981	$2,673	$3,441	$8,095

Real Estate Results for 2012 Compared to 2011

•

Real estate revenue increased by $694,000 or 2.6% compared to 2011.  The increase in revenue was primarily related to an increase in rental income from our Australian and New Zealand ETRCs coupled with fluctuations in currency exchange rates (see below); offset by, a decrease in rent from our live theater venues in the U.S.

•

Operating expense for the real estate segment increased by $1.0 million or 9.5% compared to 2011.  This increase in expense was primarily related to higher repair, maintenance, and insurance costs for our operating properties, from legal costs incurred in 2012 associated with protecting the property rights of our Burwood property and with our residual railroad properties, and the aforementioned fluctuations in currency exchange rates (see below).

•

We recorded a real estate impairment loss in 2012 of $1.5 million related to our Coachella property (see Note 7 – Investment and Development Property to our 2012 Consolidated Financial Statements) As noted above, this property is 50% owned by Mr. James J. Cotter who shares in any impairment loss to the extent of his ownership interest.   In 2011,  we recorded a $369,000 impairment loss related to our Taringa real estate property.  We subsequently sold the Taringa property on February 21, 2012 for $1.9 million (AUS$1.8 million).

•	General and administrative costs increased by $72,000 or 11.1% compared to 2011 primarily due to an increase in our allowance for doubtful accounts for our U.S. properties in 2012.
•	Australian and New Zealand monthly average exchange rates for 2012 increased by 0.3% and 2.4%, respectively, from those in 2011, which had an overall positive impact on the income statement.
•	As a result of the above, real estate segment income decreased by $1.4 million or 13.2% compared to 2011.

Real Estate Results for 2011 Compared to 2010

•

Real estate revenue increased by $1.8 million or 7.5% compared to 2010.  The increase in revenue was primarily related to an increase in live theater revenue in the U.S., increased rental income from our Australian and New Zealand ETRCs coupled with fluctuations in currency exchange rates (see below).

•

Operating expense for the real estate segment increased by $1.1 million or 12.6% compared to 2010.  This increase in expense was primarily related to our efforts to sell various development properties in Australia and New Zealand and with the aforementioned fluctuations in currency exchange rates (see below).

•

Depreciation expense for the real estate segment increased by $155,000 or 3.6% compared to 2010 primarily due to the impact of currency fluctuations for our Australian and New Zealand operations (see below); offset by, a $208,000 correction of a recorded prior year depreciation expense to the New Zealand results.

•

We recorded a real estate impairment loss of $369,000 in 2011 compared to $2.2 million in 2010 related to our Taringa real estate property.  We subsequently sold this property on February 21, 2012 for $1.9 million (AUS$1.8 million)

•	General and administrative costs decreased by $397,000 or 38.1% compared to 2010 primarily due 2010 litigation costs for the Mackie case in Australia not repeated in 2011.
•	Australian and New Zealand monthly average exchange rates for 2011 increased by 12.2% and 9.7%, respectively, from those in 2010, which had an overall positive impact on the income statement.

As a result of the above, real estate segment income increased by $2.8 million or 34.8% compared to 2010.

Non-Segment Activity

Non-segment expense/income includes expense and/or income that is not directly attributable to our two operating segments.

2012 Compared to 2011

•

general and administrative expense decreased by $1.2 million primarily related to the one-time additional labor costs incurred during 2011, associated with the transfer of our accounting functions from the U.S. and Australia to New Zealand not being repeated in 2012, as well as some cost savings resulting from the synergies gained as a result of this move.

•

net interest expense decreased by $4.6 million compared to 2011.  The decrease in interest expense during 2012 was primarily due to a smaller increase in the fair value of our interest rate swaps in 2012 than that noted for the same period in 2011 and to a decrease in interest rates specifically from our Trust Preferred Securities.  Effective May 1, 2012, that interest rate changed from a fixed rate of 9.22%, which was in effect for the past five years, to a variable rate of 3 month LIBOR plus 4.00%, which will reset each quarter through the end of the loan, unless we choose to fix the rate again.

•

the $563,000 in other loss during 2012 was primarily related to the write off of our GE Capital loan costs at the time of the refinance of our U.S. Corporate Credit Facility with Bank of America; offset by, additional insurance proceeds from our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand due to the February 22, 2011 earthquake.  The $1.2 million in other income during 2011 was primarily related to insurance proceeds from a partial payment of our business interruption claim for the aforementioned temporary closure of our cinema in Christchurch, New Zealand (see Note 26 – Casualty Loss to our 2012 Consolidated Financial Statements).

•

the net income tax expense was $4.9 million during 2012 compared to a net income tax benefit of $12.3 million during 2011.  The year over year change in 2012 was primarily related to a reduction in deferred tax assets in Australia, caused by the sale of certain assets, plus a reduction in loss carryforwards available to offset future Australia taxable income. For 2011, the change was primarily related to a one-time tax provision adjustment of $14.4 million caused by a reduction in the valuation allowance related to our Australian operations (see Note 14 – Income Tax to our 2012 Consolidated Financial Statements).

•	equity earnings from unconsolidated investments increased by $3.2 million primarily related to a 2011 $2.9 million impairment to our interest in Rialto Entertainment not repeated in 2012.

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

•

the $1.2 million in other income during 2011 was primarily related to insurance proceeds from a partial payment of our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand due to the February 22, 2011 earthquake (see Note 26 – Casualty Loss to our 2012 Consolidated Financial Statements).  The $347,000 other loss in 2010 included offsetting settlements related to our Whitehorse Center litigation and the 2008 sale of our interest in the Botany Downs cinema; a $605,000 loss associated with our Mackie litigation; and a recovery of previously written-off receivables.

•	gain (loss) on sale of assets decreased by $419,000 primarily related to a deferred gain on sale of a property in 2010 not recurring in 2011.
•	equity earnings from unconsolidated investments decreased by $2.9 million primarily related to a $2.9 million impairment in our interest in Rialto Entertainment.
•

the net income tax benefit of $12.3 million during 2011 was primarily relating to a one-time tax provision adjustment of $14.4 million caused by a reduction in the valuation allowance related to our Australian operations compared to an income tax expense of $14.3 million during 2010 primarily relating to additional tax accrual associated with our tax litigation settlement.  For more information regarding these tax provision and accrual adjustments, see Note 14 – Income Tax to our 2012 Consolidated Financial Statements.

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

Net Income Attributable to Reading International, Inc. Common Shareholders

            For the years ending 2012, 2011, and 2010, our consolidated business units produced a net loss of $914,000, a net income of $10.0 million (primarily driven by a decrease in our tax provision of $14.4 million caused by a reduction in the valuation allowance related to our Australian operations), and a net loss of $12.7 million (primarily driven by an increase in our accrual for our IRS Tax Audit/Litigation case of $12.0 million), respectively, attributable to Reading International, Inc. common shareholders.  For many of the years prior to 2012, we consistently experienced net losses.  However, as explained in the Cinema and Real Estate segment sections above, we have generally noted improvements in our segment operating income such that we have a positive segment operating income for each of the years of 2012, 2011, and 2010, that in years past has been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

Business Plan, Liquidity, and Capital Resources of the Company

Business Plan

            While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  Since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from the enhancement of our current cinemas, the development in select markets of specialty cinemas, and the opportunistic acquisition of already existing cinemas rather than from the development of new conventional cinemas.  From time to time, we invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

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

Operating Activities

2012 Compared to 2011.  Cash provided by operations was $25.5 million in 2012 compared to $24.3 million in the 2011.  The increase in cash provided by operations of $1.2 million was due primarily to a $4.4 million increase in operational cash flows; offset by, a $3.2 million decrease in cash from changes in operating assets and liabilities

2011 Compared to 2010.  Cash provided by operations was $24.3 million in 2011 compared to $22.8 million in the 2010.  The increase in cash provided by operations of $1.5 million was due primarily to $4.5 million from changes in operating assets and liabilities (excluding a $12.7 million change in accrual for our tax litigation settlement) offset by a $3.1 million decrease in operational cash flows.

Investing Activities

            Cash used in investing activities was $6.1 million in 2012, $3.8 million in 2011, and $21.0 million in 2010.  The following summarizes our discretionary investing activities for each of the three years ending December 31, 2012:

The $6.1 million cash used in 2012 was primarily related to:

•	$8.2 million in property enhancements to our existing properties;
•	$8.0 million to purchase time deposits;
•	$1.8 million to purchase a note receivable; and
•	$5.5 million for the purchase of the Coachella land acquisition;

offset by,

•	$14.1 million of proceeds from the sale of our Taringa and Indooroopilly properties;
•	$382,000 in return of investment in unconsolidated entities; and
•	$3.0 million of proceeds from the sale of marketable securities.

The $3.8 million cash used in 2011 was primarily related to:

•	$3.9 million for the purchase of the CalOaks cinema;
•	$5.5 million in property enhancements to our existing properties;
•	$168,000 of a change in restricted cash; and
•	$2.8 million for the purchase of mortgage notes receivable;

offset by,

•	$1.9 million of net proceeds from the sale of our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia;
•	$143,000 of proceeds from the sale of marketable securities; and
•	$6.8 million of proceeds from the pay off of a long-term other receivable associated with our Malulani investment.

The $21.0 million cash used in 2010 was primarily related to:

•	$14.1 million in property enhancements to our existing properties;
•	$5.3 million in acquisitions; and
•	$1.8 million of change in restricted cash

offset by,

•	$229,000 in return of investment of unconsolidated entities.

Financing Activities

            Cash used in financing activities for 2012 was $12.7 million and $23.4 million in 2011 compared to cash provided by financing activities of $5.5 million in 2010.  The following summarizes our financing activities for each of the three years ending December 31, 2012:

The $12.7 million cash used in 2012 was primarily related to:

•	$62.6 million of loan repayments including $15.0 million to pay off our Eurohypo Cinemas 1, 2, 3 loan, $32.2 million to pay off our GE Capital Loan, and $14.8 million in payments on our NAB term debt;

offset by,

•

$47.0 million of new borrowing including $30.0 million of loan proceeds from our new Bank of America U.S. Credit Facility and $15.0 million of loan proceeds from our new Cinemas 1, 2, 3 loan (both offset by a total of $782,000 of capitalized borrowing cost) and $2.0 million of borrowing from our Bank of America line of credit;

•	$3.4 million in noncontrolling interests’ contributions; and
•	$308,000 of proceeds from the exercise of employee stock options.

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

offset by,

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

offset by,

•	$15.5 million of loan repayments including $6.9 million for the pay off of our Union Square Term Loan, $5.0 million for the pay off of our SHC Loan, and $3.2 million pay down of our GE Capital Loan;
•	$251,000 of repurchase of Class A Nonvoting Common Stock; and
•	$1.4 million in noncontrolling interest distributions.

Future Liquidity and Capital Resources

During the past 24 months, we have put into place several measures that currently have or will have a positive effect on our overall liquidity, including:

•

replacing our GE Capital Term Loan of $27.7 million with a new revolving line of credit from Bank of America (the “BofA Revolver”) of $30.0 million which has significantly lower principal payments than those of our former GE Capital Term Loan.

•	renewing and increasing our existing $3.0 million line of credit with Bank of America to $5.0 million.
•

replacing our Eurohypo AG, New York Branch loan with a new $15.0 million Sovereign Bank, N.A. term loan having a one-year term ending on June 27, 2013, with a one year extension option to June 26, 2014.

•

receiving, on February 8, 2012, an approved amendment from Westpac renewing our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year $32.8 million (NZ$40.0 million) credit facility.

•

replacing our Australia Corporate Credit Facility with a new facility from National Australia Bank comprising, at December 31, 2012, a $75.3 million (AUS$72.5 million) term loan; a $10.4 million (AUS$10.0 million) revolving facility which was unused at December 31, 2012; and a $5.2 million (AUS$5.0 million) guarantee facility.

We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements.  To meet our current and future liquidity requirements, we have the following external sources of unused liquidity:

•	$9.9 million (NZ$12.0 million) is available on our renewed New Zealand Corporate Credit facility;
•	$10.4 million (AUS$10.0 million) is available on our new NAB revolver facility; and
•	$3.0 million is available on our Bank of America Line of Credit.

Potential uses for funds during 2013 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	Securing digital and digital 3D projectors for our Australian and New Zealand cinema circuits;
•	payment of our legal settlement obligation for the Tax/Audit Litigation based on a recently negotiated schedule;
•	the selective development of our currently held for development projects; and
•	the acquisition of assets with proven cash flow that we believe to be resistant to the current recessionary trends.

Our worldwide cash position at December 31, 2012 was $46.5 million including an $8.0 million time deposit in Australia.  Of the $46.5 million, $17.5 million was in Australia, $22.7 million was in the U.S., and $6.3 million was in New Zealand.  As part of our main credit facilities in Australia, New Zealand and the U.S., we are subject to certain debt covenants which limit the transfer or use of cash outside of the various regional subsidiaries in which the cash is held.  As such, at December 31, 2012, we have approximately $7.5 million of cash that is not restricted by loan covenants.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Debt	$19,714	$86,357	$32,613	$3,000	$18,000	$--	$159,684
Notes payable to related parties	9,000	--	--	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	3,480	3,480	2,301	--	--	--	9,261
Pension liability	13	27	44	61	481	6,350	6,976
Lease obligations	34,388	30,543	26,424	22,574	19,688	76,271	209,888
Estimated interest on debt	9,536	5,835	3,621	2,894	1,715	10,900	34,501
Total	$76,131	$126,242	$65,003	$28,529	$39,884	$121,434	$457,223

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.7 million, to $14.5 million, and to $15.3 million as of December 31, 2007, 2008, and 2009, respectively.  As of December 31 2010, the gross unrecognized tax benefit increased to $20.6 million, substantially as a result of having settled our Tax Audit/Litigation case (see Note 19 – Commitments and Contingencies to our 2012 Consolidated Financial Statements).  As of December 31, 2011, the gross unrecognized tax benefit decreased to $4.1 million largely because the Tax Audit/Litigation matter is no longer in the nature of an uncertain tax position governed by FASB ASC 740-10-25, but is a fixed and determinable tax liability.  As of December 31, 2012, the gross unrecognized tax benefit increased to $5.3 million.  We do not expect a significant tax payment related to the $5.3 million in uncertain tax positions within the next 12 months.

Unconsolidated Joint Venture Debt

            Total debt of unconsolidated joint ventures was $703,000 and $663,000 as of December 31, 2012 and December 31, 2011, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $234,000 and $221,000 as of December 31, 2012 and December 31, 2011, respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

            If our operational focus shifts more to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position.  Historically, we managed our currency exposure by creating natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies.  During 2012, we deviated somewhat from this practice by purchasing $8.0 million in time deposits denominated in U.S. dollars and held by an Australian bank.  Additionally, by paying off our New Zealand debt and paying down on our Australian debt with the proceeds of our TPS, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our recent ability to repurchase, at a discount, some of these securities.

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

Our exposure to interest rate risk arises out of our long-term debt obligations.  Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa.  Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 75% of the loan be swapped into fixed rate obligations but we have elected to swap 100% of the balance.  On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a new credit facility from Bank of America of $30.0 million.  Although the new credit facility does not require a fixed interest swap agreement, we will continue to use our existing fixed interest rate swap of $29.1 million until its term date of December 31, 2013 (see Note 12 – Notes Payable to our 2012 Consolidated Financial Statements).

            In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $1.1 million increase to interest expense during 2012, a $5.0 million increase to interest expense during 2011, and a $284,000 decrease to interest expense during 2010.

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

Accounting Pronouncements Adopted During 2012

Please see Note 2 – Summary of Significant Accounting Policies to our 2012 Consolidated Financial Statements.

New Accounting Pronouncements

            Please see Note 2 – Summary of Significant Accounting Policies to our 2012 Consolidated Financial Statements.

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

            At December 31, 2012, approximately 51% and 18% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $15.8 million in cash and cash equivalents.  At December 31, 2011, approximately 57% and 16% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $19.8 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 56% and 47% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $12.4 million and $3.6 million, respectively, and the change in annual net income would be $35,000 and $7,000, respectively.  At the present time, we have no plan to hedge such exposure.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes.

            We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $64.6 million and $60.1 million as of December 31, 2012 and 2011, respectively.

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

The majority of our loans have fixed interest rates; however, one of our international loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $681,000 increase or decrease in our 2012 interest expense.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Reading International, Inc.

Los Angeles, California

          We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits of the consolidated financial statements also included the financial statement schedule listed in the Index at Item 15 for each of the two years in the period ended December 31, 2012. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 19, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 19, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Reading International, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows of Reading International, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2010.  Our audit also included Schedule II – Valuation and Qualifying Accounts for the year ended December 31, 2010, listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Reading International, Inc. and subsidiaries, for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2010.

As discussed in Note 2 to the 2010 consolidated financial statements, the Company's Australian Credit Facility with an outstanding balance of $101.7 million as of December 31, 2010 matures on June 30, 2011 and the Company is currently in negotiations to obtain a new credit facility.  Management's plans concerning this matter are discussed in Note 2 to the financial statements.

As discussed in Note 9 to the consolidated financial statements, the accompanying 2010 consolidated financial statements have been retrospectively adjusted for the reversal of discontinued operations.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2010 consolidated financial statements have been retrospectively adjusted for the adoption of Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income.

As discussed in Note 8 to the consolidated financial statements, the accompanying 2010 consolidated financial statements have been retrospectively adjusted for discontinued operations.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2011

(March 15, 2012 as to the effects of the retrospective adjustments for the reversal of discontinued operations discussed in Note 9)

(March 19, 2013 as to the effects of the retrospective adjustments for the adoption of ASU No. 2011-05 discussed in Note 2 and the effects of the retrospective adjustments for discontinued operations discussed in Note 8)

Reading International, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2012 and 2011

(U.S. dollars in thousands)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$38,531	$31,597
Time deposits	8,000	--
Receivables	8,514	6,973
Inventory	918	1,035
Investment in marketable securities	55	2,874
Restricted cash	2,465	2,379
Deferred tax asset	3,659	1,985
Prepaid and other current assets	3,576	3,781
Assets held for sale	--	14,495
Total current assets	65,718	65,119

Operating property, net	202,778	203,780
Investment and development property, net	94,922	90,699
Investment in unconsolidated joint ventures and entities	7,715	7,839
Investment in Reading International Trust I	838	838
Goodwill	22,898	22,277
Intangible assets, net	15,661	17,999
Deferred tax asset, net	8,989	12,399
Other assets	9,069	9,814
Total assets	$428,588	$430,764

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$18,909	$16,905
Film rent payable	6,657	6,162
Notes payable – current portion	19,714	29,630
Notes payable to related party – current portion	9,000	--
Taxes payable	15,234	14,858
Deferred current revenue	11,587	10,271
Other current liabilities	6,032	137
Total current liabilities	87,133	77,963

Notes payable – long-term portion	139,970	143,071
Notes payable to related party – long-term portion	--	9,000
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	8,859	12,191
Other liabilities	33,759	35,639
Total liabilities	297,634	305,777
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
31,951,945 issued and 21,587,775 outstanding at December 31, 2012 and 31,675,518
issued and 21,311,348 outstanding at December 31, 2011	223	220
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at December 31, 2012 and at December 31, 2011	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2012 and December 31, 2011	--	--
Additional paid-in capital	136,754	135,171
Accumulated deficit	(66,993)	(66,079)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	61,369	58,937
Total Reading International, Inc. stockholders’ equity	126,856	123,752
Noncontrolling interests	4,098	1,235
Total stockholders’ equity	130,954	124,987
Total liabilities and stockholders’ equity	$428,588	$430,764

See accompanying notes to consolidated financial statement.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Operations for the Three Years Ended December 31, 2012

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Operating revenue
Cinema	$234,703	$225,849	$211,073
Real estate	19,727	19,130	18,249
Total operating revenue	254,430	244,979	229,322

Operating expense
Cinema	190,511	182,215	171,795
Real estate	11,163	10,190	9,049
Depreciation and amortization	16,049	16,595	15,563
General and administrative	16,117	17,432	17,607
Impairment expense	1,463	369	2,239
Total operating expense	235,303	226,801	216,253

Operating income	19,127	18,178	13,069

Interest income	800	1,482	1,351
Interest expense	(17,226)	(22,520)	(13,637)
Net gain (loss) on sale of assets	144	(67)	352
Other income (expense)	(563)	1,157	(347)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	2,282	(1,770)	788
Income tax benefit (expense)	(4,904)	12,330	(14,264)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	(2,622)	10,560	(13,476)
Equity earnings (loss) of unconsolidated joint ventures and entities	1,621	(1,552)	1,345
Income (loss) before discontinued operations	(1,001)	9,008	(12,131)
Income (loss) from discontinued operations, net of tax	(85)	232	97
Gain (loss) on sale of discontinued operations	(320)	1,656	--
Net income (loss)	$(1,406)	$10,896	$(12,034)
Net (income) loss attributable to noncontrolling interests	492	(940)	(616)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(914)	$9,956	$(12,650)

Basic income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$(0.02)	$0.36	$(0.56)
Earnings (loss) from discontinued operations, net	(0.02)	0.08	--
Basic income (loss) per share attributable to Reading International, Inc. shareholders	$(0.04)	$0.44	$(0.56)

Diluted income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$(0.02)	$0.35	$(0.56)
Earnings (loss) from discontinued operations, net	(0.02)	0.08	--
Diluted income (loss) per share attributable to Reading International, Inc. shareholders	$(0.04)	$0.43	$(0.56)
Weighted average number of shares outstanding–basic	23,028,596	22,764,666	22,781,392
Weighted average number of shares outstanding–diluted	23,028,596	22,993,135	22,781,392

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2012

(U.S. dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(1,406)	$10,896	$(12,034)
Reclassification of realized gain on available for sale investments included in net income (loss)	(109)	(25)	--
Unrealized income (loss) on available for sale investments	107	(7)	(478)
Cumulative foreign currency adjustment	4,419	1,028	16,015
Accrued pension service benefit (costs)	(1,980)	832	112
Comprehensive income	$1,031	$12,724	$3,615
Net (income) loss attributable to noncontrolling interests	492	(940)	(616)
Comprehensive income attributable to noncontrolling interests	(5)	(11)	(43)
Comprehensive income attributable to Reading International, Inc.	$1,518	$11,773	$2,956

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2012

(In thousands)

	Common Stock							Accumulated	Reading
		Class A		Class B	Additional			Other	International Inc.		Total
	Class A	Par	Class B	Par	Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Income/(Loss)	Equity	Interests	Equity
At January 1, 2010	21,133	$215	1,495	$15	$134,044	$(3,514)	$(63,385)	$41,514	$108,889	$1,374	$110,263

Net loss	--	--	--	--	--	--	(12,650)	--	(12,650)	616	(12,034)
Other comprehensive income, net of tax	--	--	--	--	--	--	--	15,606	15,606	43	15,649
Stock option and restricted stock compensation expense	--	--	--	--	821	--	--	--	821	--	821
Purchase of treasury shares	(63)	--	--	--	--	(251)	--	--	(251)	--	(251)
Class A common stock issued for stock bonuses and options exercised	239	1	--	--	248	--	--	--	249	--	249
Deemed distribution from capital lease	--	--	--	--	(877)	--	--	--	(877)	--	(877)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	225	225
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,406)	(1,406)
At December 31, 2010	21,309	$216	1,495	$15	$134,236	$(3,765)	$(76,035)	$57,120	$111,787	$852	$112,639

Net income	--	--	--	--	--	--	9,956	--	9,956	940	10,896
Other comprehensive income, net of tax	--	--	--	--	--	--	--	1,817	1,817	11	1,828
Stock option and restricted stock compensation expense	--	4	--	--	935	--	--	--	939	--	939
Purchase of treasury shares	(172)	--	--	--	--	(747)	--	--	(747)	--	(747)
Class A common stock issued for stock bonuses and options exercised	174	--	--	--	--	--	--	--	--	--	--
Cinema sale to noncontrolling shareholder	--	--	--	--	--	--	--	--	--	(147)	(147)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	233	233
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(654)	(654)
At December 31, 2011	21,311	$220	1,495	$15	$135,171	$(4,512)	$(66,079)	$58,937	$123,752	$1,235	$124,987

Net loss	--	--	--	--	--	--	(914)	--	(914)	(492)	(1,406)
Other comprehensive income, net of tax	--	--	--	--	--	--	--	2,432	2,432	5	2,437
Stock option and restricted stock compensation expense	--	2	--	--	1,276	--	--	--	1,278	--	1,278
Class A common stock issued for stock bonuses and options exercised	277	1	--	--	307	--	--	--	308	--	308
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	3,350	3,350
At December 31, 2012	21,588	$223	1,495	$15	$136,754	$(4,512)	$(66,993)	$61,369	$126,856	$4,098	$130,954

See accompanying notes to consolidated financial statement.

X

Reading International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2012

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$(1,406)	$10,896	$(12,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss recognized on foreign currency transactions	(20)	16	(59)
Equity (earnings) loss of unconsolidated joint ventures and entities	(1,621)	1,552	(1,345)
Distributions of earnings from unconsolidated joint ventures and entities	1,540	1,119	1,352
Loss provision on impairment of asset	1,463	369	2,239
(Gain) loss on sale of assets	176	(1,589)	(352)
Change in valuation allowance on net deferred tax assets	1,929	(15,028)	--
Gain on sale of marketable securities	(109)	(25)	--
Depreciation and amortization	16,384	16,960	15,914
Amortization of prior service costs	304	832	112
Amortization of above and below market leases	395	427	924
Amortization of deferred financing costs	1,440	1,276	1,402
Amortization of straight-line rent	1,213	782	(93)
Stock based compensation expense	1,278	939	821
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,449)	(1,468)	4,363
(Increase) decrease in prepaid and other assets	1,907	(7)	(162)
Increase in accounts payable and accrued expenses	1,800	833	115
Increase (decrease) in film rent payable	435	361	(1,841)
Increase (decrease) in taxes payable	(2,965)	908	13,009
Increase (decrease) in deferred revenue and other liabilities	2,802	5,100	(1,581)
Net cash provided by operating activities	25,496	24,253	22,784
Investing Activities
Acquisitions	(5,510)	(3,917)	(5,313)
Acquisition deposit paid	--	(200)	--
Purchases of and additions to operating property	(8,213)	(5,459)	(14,058)
Change in restricted cash	(6)	(168)	(1,838)
Purchase of notes receivable	(1,800)	(2,784)	--
Purchase of marketable securities	--	--	(42)
Sale of marketable securities	2,974	143	30
Distributions of investment in unconsolidated joint ventures and entities	382	--	229
Proceeds from sale of property	14,078	6,750	--
Cinema sale proceeds from noncontrolling shareholder	--	1,867	--
Purchase of time deposits	(8,000)	--	--
Net cash used in investing activities	(6,095)	(3,768)	(20,992)
Financing Activities
Repayment of long-term borrowings	(62,602)	(126,780)	(15,450)
Proceeds from borrowings	47,007	105,311	23,525
Capitalized borrowing costs	(782)	(774)	(1,347)
Repurchase of Class A Nonvoting Common Stock	--	(747)	(251)
Proceeds from the exercise of stock options	308	--	248
Noncontrolling interest contributions	3,350	233	225
Noncontrolling interest distributions	--	(654)	(1,406)
Net cash provided by (used in) financing activities	(12,719)	(23,411)	5,544
Effect of exchange rate on cash	252	(45)	2,620

Increase (decrease) in cash and cash equivalents	6,934	(2,971)	9,956
Cash and cash equivalents at the beginning of the period	31,597	34,568	24,612
Cash and cash equivalents at the end of the period	$38,531	$31,597	$34,568
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$14,526	$16,957	$15,133
Income taxes	$5,666	$2,688	$792
Non-Cash Transactions
Noncontrolling interest contribution from bonus accrual	255	--	--
Foreclosure of a mortgage note to obtain title of the underlying property	--	1,984	--
Reduction in note payable associated with acquisition purchase price adjustment	--	--	4,381
Deemed distribution	--	--	877
Capital lease asset addition	--	--	4,697
Capital lease asset obligation	--	--	5,573

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

___________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

            The consolidated financial statements of RDI and its subsidiaries include the accounts of RDGE, CRG, and CDL.  Also consolidated are Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia; the Angelika Film Center LLC (“AFC”) in which we own a 50% controlling membership interest and whose only asset is the Angelika Film Center in Manhattan, and Shadow View Land and Farming, LLC in which we own a 50% controlling membership interest and whose only asset is a 202 acre land parcel in Coachella, California .

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

Refinancing Long-Term Debt

Liberty Theatre Term Loans

As our Liberty Theater Term Loans are due to mature on April 1, 2013, the December 31, 2012 outstanding balance of this debt of $6.4 million is classified as current on our balance sheet.  We intend to refinance the property’s debt.

Cinemas 1, 2, 3 Loan

On June 28, 2012, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, paid off its Eurohypo AG, New York Branch loan with a new $15.0 million term loan (the “Sovereign Bank Loan”) from Sovereign Bank, N.A.  The Sovereign Bank Loan has a one-year term ending on June 27, 2013, with a one year extension option to June 26, 2014 subject to an extension fee equal to 1.00% of the ending principal balance and a compliance requirement with certain special covenants.  Currently, we intend to exercise this extension option.  See Note 12 – Notes Payable.

U.S. Credit Facility

On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a new credit facility from Bank of America (the “BofA Revolver”) of $30.0 million with an interest rate of between 2.50% and 3.00% above LIBOR and an expiration date of October 31, 2017.  In addition, Bank of America increased our existing $3.0 million line of credit to $5.0 million.  See Note 12 – Notes Payable.

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

Cash Position

Our cash position at December 31, 2012 was $46.5 million including an $8.0 million time deposit in Australia.  Of the $46.5 million, $17.5 million was in Australia, $22.7 million was in the U.S., and $6.3 million was in New Zealand.  As part of our main credit facilities in Australia, New Zealand and the U.S., we are subject to certain debt covenants which limit the transfer or use of cash outside of the various regional subsidiaries in which the cash is held.  As such, at December 31, 2012, we have approximately $7.5 million of cash worldwide that is not restricted by loan covenants.

At December 31, 2012, we had undrawn funds of $10.4 million (AUS$10.0 million) available under our NAB line of credit in Australia, $9.9 million (NZ$12.0 million) available under our New Zealand Corporate Credit facility, and $3.0 million available under our BofA Revolver in the U.S.  Accordingly, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $46.5 million cash balance, to meet our anticipated short-term working capital requirements.

Accounting Principles

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for which cost approximates fair value.

Time Deposits

Time deposits are cash depository investments in which the original maturity of the investments is greater than 90 days.  During May 2012, we purchased $8.0 million in U.S. dollar time deposits in Australia which mature on January 3, 2013 having an interest rate of 0.48%.

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

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 - Investments—Debt and Equity Securities (“ASC 320-10”).  Our investment in Marketable Securities includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  In accordance with ASC 320-10, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.  Premiums and discounts of any debt instruments are recognized in interest income using the effective interest method.  Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  We evaluate our available for sale securities for other than temporary impairments at the end of each reporting period.  These investments have a cumulative unrealized gain of $9,000 included in other comprehensive income at December 31, 2012.  For the twelve months ended December 31, 2012, 2011, and 2010, our net unrealized losses were $2,000, $32,000, and $478,000, respectively.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2012 and 2011, our restricted cash balance was $2.5 million and $2.4 million, respectively, which were primarily funds held in escrow for our Mackie litigation settlement.

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

Operating property

Operating property consists of land, buildings and improvements, leasehold improvements, fixtures and equipment which we use to derive operating income associated with our two business segments, cinema exhibition and real estate.  Buildings and improvements, leasehold improvements, fixtures and equipment initially recorded at the lower of cost or fair market value and depreciated over the useful lives of the related assets.  In accordance with US GAAP, land is not depreciated.

Investment and Development Property

Investment and development property consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs that we are either holding for development, currently developing, or holding for investment appreciation purposes.  These properties are initially recorded at the lower of cost or fair market value.  Within investment and development property are building and improvement costs directly associated with the development of potential cinemas (whether for sale or lease), the development of entertainment themed retail centers (“ETRCs”), or other improvements to real property.  As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets.  We cease capitalization on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed.  During the year-ended December 31, 2009, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, these properties are considered held for development and we have not capitalized interest for these projects and will not do so, until the development work recommences.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site, a former brickworks site, was greater than we had originally believed.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2012, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $17.7 million (AUS$17.1 million) and as of that date we had incurred a total of $8.6 million (AUS$8.3 million) of these costs.  In accordance with FASB ASC 410-30-25 – Environmental Obligations, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

Accounting for the Impairment of Long Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is then measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  We recorded impairment losses of approximately $1.5 million, $369,000, and $2.2 million, relating to certain of our operating property and investment and development property for the years ended December 31, 2012, 2011, and 2010, respectively.  The impairments reflect our estimates of fair value which were based on appraisals or a discounted income approach with market based assumptions.  Our impairment calculations contain uncertainties and use significant estimates and judgments, and are based on the information available at the balance sheet date.  Future economic and other events could negatively impact the evaluation and future material impairment charges may become necessary.  We evaluate our joint venture investments for other than temporary impairments in accordance with FASB ASC 318-10 – Investments—Equity Method and Joint Ventures.  For a further explanation of our 2012 impairment losses see Note 7 – Investment and Development Property.

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

Goodwill and Intangible Assets

We use the purchase method of accounting for all business combinations.  Goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually.  Prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with FASB ASC 360-15 - Impairment or Disposal of Long-Lived Assets (“ASC 360-15”).  We then perform the impairment analysis at the reporting unit level (one level below the operating segment level) (see Note 10 – Goodwill and Intangibles) as defined by FASB ASC 350-35 – Goodwill Subsequent Measurement (“ASC 350-35”).  This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.  We estimate the fair value of our reporting units as compared with their current book value.  If the estimated fair value of a reporting unit is less than the book value, then impairment is deemed to have occurred.  In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit).  For the year ended December 31, 2010, in accordance with the sale agreement of Consolidated Entertainment, the initial aggregate purchase price of the cinemas was adjusted down by $16.9 million resulting in a corresponding decrease in goodwill associated with the purchased cinemas.  No further adjustments are anticipated for this transaction.  The resulting net goodwill balance associated with this transaction is $1.7 million at December 31, 2012 and 2011.

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

A property is classified as held for sale when certain criteria, as set forth under ASC 360-15, are met.  At such time, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense.  Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  For a description of the properties previously held for sale see Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items.  These asset transfers from held for sale to operating resulted in a reclassification of their operating results which is reflected in our December 31, 2012, 2011, and 2010 Consolidated Statements of Operations.

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

Advertising Expense

            We expense our advertising as incurred.  The amount of our advertising expense was $3.8 million, $3.8 million, and $3.8 million for the years ended December 2012, 2011, and 2010, respectively.

Other Income/Expense

            For the years ended December 31, 2012, 2011, and 2010, we recorded gains/(losses) on the settlement of litigation of ($194,000), $0, and ($808,000), respectively, included in other income (expense).

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

            The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the U.S. dollar to the Australian dollar were $1.0393 and $1.0251 as of December 31, 2012 and 2011, respectively.  The exchange rates of the U.S. dollar to the New Zealand dollar were $0.8267 and $0.7805 as of December 31, 2012 and 2011, respectively.

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

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2012, 2011, and 2010, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options and unvested restricted stock.  We had issued stock options to purchase 672,350, 622,350, and 622,350 shares of Class A Common Stock at December 31, 2012, 2011, and 2010, respectively, at a weighted average exercise price of $6.24, $5.65, and $5.65 per share, respectively.  Stock options to purchase 185,100, 185,100, and 185,100 shares of Class B Common Stock were outstanding at the years ended December 31, 2012, 2011, and 2010, respectively, at a weighted average exercise price of $9.90, $9.90, and $9.90 per share, respectively.  In accordance with FASB ASC 260-10 – Earnings Per Share (“ASC 260-10”), for any years that we record losses from continuing operations before discontinued operations, the effect of the stock options and restricted stock are anti-dilutive and accordingly excluded from the diluted earnings per share computation (see Note 4 – Earnings (Loss) Per Share).

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

These assessments have a direct impact on revenue and net income.  If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis.  Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above market would be amortized monthly as a direct reduction to rental revenue and ultimately reduce the amount of net income.

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

Fair Value of Financial Instruments

FASB ASC 820-10 – Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements.  ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

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

FASB ASU No. 2011-08 - Intangibles—Goodwill and Other

ASU No. 2011-08 relates to a change in the annual test of goodwill for impairment.  The statement permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  For our goodwill impairment testing, at least for now, we have continued to use a quantitative approach.

New Accounting Pronouncements

No new pronouncements were made pertaining to our Company’s accounting during the year ended December 31, 2012.

Note 3 – Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, was granted $950,000, $750,000, and $750,000, respectively, of restricted class A non-voting common stock (“Class A Stock”) for each of the years ended December 31, 2012, 2011, and 2010, respectively.  The 2012, 2011, and 2010 stock grants of 217,890, 155,925, and 174,825 shares, respectively, were granted with stock grant prices of $4.36, $4.81, and $4.29, respectively.  Mr. Cotter’s stock compensation is granted fully vested with a five-year restriction on sale.  As of December 31, 2012, the 2012 stock grant had not yet been issued to Mr. Cotter.  During 2012, we issued to Mr. Cotter 155,925 of Class A Stock for his 2011 vested stock grants which had a stock grant price of $4.81 and a grant date fair value of $750,000.

During 2012, we issued 9,680 shares as a one-time stock grant of Class A Nonvoting shares to our employees valued at $44,000.  During 2010, as part of Mr. John Hunter’s, our Chief Operating Officer, compensation package, $100,000 of restricted Class A Stock vested relating to Mr. Hunter’s 2009 and 2008 stock grants.  During 2010, we issued to Mr. Hunter 5,154 shares related to his 2009 vested stock compensation.

During the years ended December 31, 2012, 2011, and 2010, we recorded compensation expense of $994,000, $750,000, and $754,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding – January 1, 2010	--	$--
Granted	174,825	750
Vested	(174,825)	(750)
Outstanding – December 31, 2010	--	$--
Granted	155,925	750
Vested	(155,925)	(750)
Outstanding – December 31, 2011	--	$--
Granted	227,570	994
Vested	(227,570)	(994)
Outstanding – December 31, 2012	--	$--

On April 1, 2010, we terminated our then existing contractual relationship with Doug Osborne, at that time the chief executive officer of our Landplan real estate operations.  Mr. Osborne’s incentive interest in our various Landplan projects, which was valued at $0, was revoked at that time.  Mr. Osborne continues to provide services to us on a non-exclusive independent contractor basis.

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock.  Our 1999 Stock Option Plan expired in November 2009, and was replaced by our new 2010 Stock Incentive Plan, which was approved by the holders of our Class B Voting Common Stock in May 2010.  For the stock options exercised during the years ended December 31, 2012 and 2010, we issued 95,000 and 90,000 shares of Class A Stock for cash to employees of the corporation under this stock based compensation plan at exercise prices of $4.68 and $2.76, respectively.  During the year ended December 31, 2011, we did not issue any shares under this stock based compensation plan.

FASB ASC 718-10 – Stock Compensation (“ASC 718-10”) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  We estimate the valuation of stock based compensation using a Black-Scholes option-pricing model.

When our tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  ASC 718-10 requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the years ended December 31, 2012, 2011, and 2010, there was no impact to the consolidated statements of cash flows because there were no recognized tax benefits during these periods.

ASC 718-10 requires companies to estimate forfeitures.  Based on our historical experience, we did not estimate any forfeitures for the options granted during the years ended December 31, 2012, 2011, and 2010.

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

No options were granted during 2011.  For the 206,000 and 157,700 options granted during 2012 and 2010, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2010
Stock option exercise price	$5.94	$5.17
Risk-free interest rate	1.71%	2.74%
Expected dividend yield	--	--
Expected option life	7.20 yrs	7.23 yrs
Expected volatility	32.15%	33.01%
Weighted average fair value	$2.62	$1.88

Using the above assumptions and based on our use of the modified prospective method, we recorded $285,000, $189,000, and $67,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the years ended December 31, 2012, 2011, and 2010, respectively.  At December 31, 2012 total unrecognized estimated compensation cost related to non-vested stock options granted was $342,000 which is expected to be recognized over a weighted average vesting period of 2.38.

No options were exercised in 2011.  The total realized value of stock options exercised during the years ended December 31, 2012 and 2010 was $136,000 and $138,000, respectively.  The grant date fair value of options that vested during the years ending December 31, 2012, 2011, and 2010 was $285,000, $189,000, and $67,000, respectively.  We recorded cash received from stock options exercised of $308,000 and $248,000 during the years ended December 31, 2012 and 2010, respectively.  Additionally, in 2012, 41,000 options were exercised having a realized value of $103,000 for which we did not receive any cash but the employee elected to receive the net incremental number of in-the-money shares of 15,822 based on an exercise price of $4.01 and a market price of $6.53.  At December 31, 2012, the intrinsic, unrealized value of all options outstanding, vested and expected to vest, was $509,000 of which 100.0% were currently exercisable.

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

We had the following stock options outstanding and exercisable:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-January 1, 2010	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Granted	122,600	35,100	$5.17	$8.47
Exercised	(90,000)	--	$2.76	$--
Outstanding- December 31, 2010	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2011	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05
Granted	206,000	--	$5.94	$--
Exercised	(136,000)	--	$4.68	$--
Expired	(20,000)	--	$3.75	$--
Outstanding-December 31, 2012	672,350	185,100	$6.24	$9.90	546,350	185,100	$6.26	$9.90

            The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2012 and 2011 were approximately 5.32 and 4.13 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2012 and 2011 was approximately 4.28 and 3.85 years, respectively.

Note 4 – Earnings (Loss) Per Share

            For the three years ended December 31, 2012, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2012	2011	2010
Income (loss) from continuing operations	$(509)	$8,068	$(12,747)
Income (loss) from discontinued operations	(405)	1,888	97
Net income (loss) attributable to Reading International, Inc. common shareholders	(914)	9,956	(12,650)
Basic income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$(0.02)	$0.36	$(0.56)
Earnings (loss) from discontinued operations, net	(0.02)	0.08	--
Basic income (loss) per share attributable to Reading International, Inc. shareholders	$(0.04)	$0.44	$(0.56)
Diluted income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$(0.02)	$0.35	$(0.56)
Earnings (loss) from discontinued operations, net	(0.02)	0.08	--
Diluted income (loss) per share attributable to Reading International, Inc. shareholders	$(0.04)	$0.43	$(0.56)
Weighted average shares of common stock – basic	23,028,596	22,764,666	22,781,392
Weighted average shares of common stock – diluted	23,028,596	22,993,135	22,781,392

For the year ended December 31, 2011, the weighted average common stock – dilutive included 228,469 of incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock.  For the years ended December 31, 2012 and 2010, we recorded losses from continuing operations.  As such, the 284,054 and 235,517, respectively, of incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.  In addition, 791,286, 734,906, and 746,758 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2012, 2011, and 2010, respectively.  The total number of in-the-money stock options, out-of-the-money stock options, and unissued restricted Class A Stock that could potentially dilute basic earnings per share was 1,075,340, 963,375, and 982,275 for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 5 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2012	2011
Prepaid and other current assets
Prepaid expenses	$1,150	$1,168
Prepaid taxes	855	781
Deposits	373	605
Other	1,198	1,227
Total prepaid and other current assets	$3,576	$3,781

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	212	264
Deferred financing costs, net	2,230	3,725
Notes receivable	2,000	851
Tenant inducement asset	716	1,064
Straight-line rent asset	2,775	2,776
Other	2	--
Total non-current assets	$9,069	$9,814

Investment in Notes Receivable

Notes Receivable

            We currently hold two promissory notes secured by assets in the United States and New Zealand.    The purchase price of these notes aggregate to $2.0 million and they are carried on our balance sheet at their purchase price.

Note 6 – Operating Property

Property associated with our operating activities is summarized as follows (dollars in thousands):

	December 31,
Operating property	2012	2011
Land	$69,370	$62,873
Building and improvements	136,225	134,967
Leasehold improvements	45,391	41,380
Fixtures and equipment	108,169	103,872
Total cost	359,155	343,092
Less: accumulated depreciation	(156,377)	(139,312)
Operating property, net	$202,778	$203,780

Depreciation expense for operating property was $14.9 million, $14.9 million, and $13.0 million for the three years ended December 31, 2012, 2011, and 2010, respectively.

            In 2011, we recorded impairment losses totaling $65,000 on two of our cinema properties.  We did not record an impairment charge for our operating assets during 2012 or 2010.

Note 7 – Investment and Development Property

Investment and development property is summarized as follows (dollars in thousands):

	December 31,
Investment and Development Property	2012	2011
Land	$77,020	$75,384
Construction-in-progress (including capitalized interest)	17,902	15,315
Investment and development property, net	$94,922	$90,699

During the year-ended December 31, 2009, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, we did not capitalize interest on these projects during 2012, 2011, and 2010 and we will not capitalize interest for these projects until development work recommences.

Coachella, California Land

Based on a December 2012 appraisal of the property, the fair value of the property was $4.0 million resulting in a $1.5 million impairment to the carrying value of the asset.  As noted below, this property is 50% owned by Mr. James J. Cotter who shares in any impairment loss to the extent of his ownership interest.

Note 8 – Acquisitions, Disposals, and Assets Held for Sale

2012 Transactions

Indooroopilly - Sale

On November 20, 2012, we sold our Indooroopilly property for $12.4 million (AUS$12.0 million).  As its book value at the time of sale was $12.5 million (AUS$12.1 million), we recorded a loss on sale in the form of an impairment expense of $318,000 (AUS$306,000) for the year ended December 31, 2012 which included the cost to sell the property.  The net book value of this property’s assets is included in assets held for sale on our Consolidated Balance Sheets at December 31, 2011 and the operational results are included in income (loss) from discontinued operations on our Condensed Consolidated Statements of Operations for the three years ended December 31, 2012. The condensed statement of operations for Indooroopilly is as follows (dollars in thousands):

	2012	2011	2010
Revenue	$793	$825	$809
Less: operating expense	560	593	712
Less: impairment expense	318	--	--
Income (loss) from discontinued operations, net of tax	$(85)	$232	$97

Taringa - Sale

On February 21, 2012, we sold our three properties of approximately 1.1 acres in the Taringa area of Brisbane, Australia for $1.9 million (AUS$1.8 million). Because the net carrying amounts of these properties were greater than the total sale price, we recorded an impairment expense for these properties of $369,000 (AUS$365,000) for the year ended December 31, 2011.

Coachella, California Land - Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.  See Note 20 – Noncontrolling Interests.

2011 Transactions

Cal Oaks Cinema - Acquisition

On August 25, 2011, we purchased a 17-screen multiplex in Murrieta, California (the “CalOaks Cinema”) for $4.2 million made up of $3.9 million of cash and a $250,000 holdback note for certain offset charges to the purchase price (see Note 12 – Notes Payable).

On May 15, 2011, in conjunction with the contemplated purchase of the CalOaks cinema, we lent $2.3 million to the owner of the CalOaks cinema in exchange for a 90-day note receivable.  The note was secured by three cinemas’ leases and had an annualized interest of 9.9%.  On August 25, 2011, as part of the CalOaks cinema acquisition, this note was repaid.

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

Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items

2011 Transactions

Lake Taupo Motel

            During the fourth quarter of 2010, we listed for sale the residential units of our Lake Taupo property and the adjoining 1.0-acre parcel located in Lake Taupo, New Zealand.  A portion of this property was previously improved with a motel in which we recently renovated the property’s units to be condominiums and have enhanced the property value with residential apartment entitlements for the adjoining vacant land.   At December 31, 2011, we had not yet sold the property.  Pursuant to ASC 360-10-45, as twelve months had passed since this announcement and we did not meet the criteria to classify this property as held for sale, we reclassified $5,000 of income from discontinued operations to the components of income from continuing operations for the year ended December 31, 2010.  As a result of the transfer of the asset from held for sale to continuing operations, we recorded a loss for 2011 of $37,000 (NZ$48,000) to measure the property at the lower of its carrying amount, adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as a continuing operational asset, or its fair value at the date of the decision not to sell.  We continue to discuss with potential buyers and plan to monetize the property in time.

Burwood Development Property

            In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  At June 30, 2011, we had not yet achieved that aim.  Pursuant to ASC 360-10-45, as twelve months had passed since this announcement and we did not meet the criteria to classify this property as held for sale, we reclassified the current carrying value of this property of $53.4 million (AUS$52.1 million) from assets held for sale to investment and development property on our December 31, 2011 consolidated balance sheet.  We continue to evaluate our options concerning this property.

2012 and 2010 Transactions

            There were no transfers of held for sale real estate to continuing operations or related items in 2012 or 2010.

Note 10 – Goodwill and Intangible Assets

            Goodwill associated with our business combinations is tested for impairment at the beginning of the fourth quarter with continued evaluation through the end of the fourth quarter of every year.  The fair value estimates of each of our reporting units is based on the projected profits and cash flows of the related assets using each reporting unit’s weighted average cost of capital as a discount rate.  As a result of this test, whereby the Step 1 Test was passed for all reporting units, it was determined that there is no impairment to our goodwill as of December 31, 2012 or 2011.

At December 31, 2012 or 2011, our goodwill consisted of the following (dollars in thousands):

2012	Cinema	Real Estate	Total
Balance as of January 1, 2012	$17,053	$5,224	$22,277
Foreign currency translation adjustment	621	--	621
Balance at December 31, 2012	$17,674	$5,224	$22,898

2011	Cinema	Real Estate	Total
Balance as of January 1, 2011	$16,311	$5,224	$21,535
Goodwill acquired during 2011	539	--	539
Foreign currency translation adjustment	203	--	203
Balance at December 31, 2011	$17,053	$5,224	$22,277

We have intangible assets other than goodwill that are subject to amortization which are being amortized over various periods (dollars in thousands):

As of December 31, 2012	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,284	$7,254	$458	$31,996
Less: Accumulated amortization	12,873	3,059	403	16,335
Total, net	$11,411	$4,195	$55	$15,661

As of December 31, 2011	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,471	$7,220	$456	$32,147
Less: Accumulated amortization	11,238	2,553	357	14,148
Total, net	$13,233	$4,667	$99	$17,999

We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our option fee and other intangible assets over 10 years.  For the years ended December 31, 2012, 2011, and 2010, our amortization expense was $2.2 million, $2.4 million, and $2.6 million, respectively.  The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2013	$2,222
2014	1,960
2015	1,845
2016	1,595
2017	1,165
Thereafter	6,874
Total future amortization expense	$15,661

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution as described below.  As of December 31, 2012 and 2011, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2012	2011
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,561	1,586
205-209 East 57th Street Associates, LLC	25.0%	60	33
Mt. Gravatt	33.3%	6,094	6,220
Total investments		$7,715	$7,839

For the years ended December 31, 2012, 2011, and 2010, we recorded our earnings (loss) from our unconsolidated joint ventures and entities as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Rialto Distribution	$199	$383	$286
Rialto Cinemas	209	(72)	64
205-209 East 57th Street Associates, LLC	27	33	89
Mt. Gravatt	1,186	1,038	906
Total investor share of earnings	1,621	1,382	1,345
Rialto Cinemas impairment recorded at investor level	--	(2,934)	--
Total equity earnings	$1,621	$(1,552)	$1,345

Rialto Distribution

Effective October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 33.3% interest in Rialto Distribution.  Rialto Distribution, an unconsolidated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  We own an undivided 33.3% interest in the assets and liabilities of the joint venture.  Prior to January 1, 2010, we treated our interest as an equity method interest in an unconsolidated joint venture.  However, during 2009, the reporting company of Rialto Distribution reported a net loss of $2.2 million (NZ$3.2 million).  Our share of this loss was $734,000 (NZ$1.1 million).  Due to this significant loss, we determined that the goodwill associated with Rialto Distribution’s investment in the film distribution business was fully impaired.  Therefore, we recorded our share of the impairment loss of $331,000 (NZ$434,000) as a part of our equity losses resulting in a net zero balance at December 31, 2009.  As of January 1, 2010, we treat our interest as a cost method interest in an unconsolidated joint venture.  For the years ended December 31, 2012 2011, and 2010 we received $199,000 (NZ$245,000), $383,000 (NZ$500,000), and $286,000 (NZ$400,000), respectively, in distributions from our interest in Rialto Distribution which we recorded as earnings at the time of receipt.

Rialto Cinemas

Effective October 1, 2005, we purchased, indirectly, a beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million).  Rialto Entertainment was at the time of purchase a 50% joint venture partner with Village and Sky in Rialto Cinemas, the largest art cinema circuit in New Zealand.  The Village and Sky ownership interest have subsequently been sold to Greater Union, an Australian based cinema chain operator.  We own an undivided 50% interest in the assets and liabilities of the joint venture and treat our interest as an equity method interest in an unconsolidated joint venture. Subsequent to the February 22, 2011 earthquake in

Christchurch, the joint venture obtained a termination agreement with the landlord associated with the Christchurch cinema lease (see Note 26 – Casualty Loss).  As of December 31, 2012, following the closure of three cinemas with 15 screens, the joint venture owned two cinemas with 13 screens in the New Zealand cities of Auckland and Dunedin.  As part of our investment impairment analysis for 2011, we determined that the value of our investment was impaired.  For this reason, we recorded an impairment charge to our investment in Rialto Cinemas of $2.9 million (NZ$3.8 million) during December 31, 2011 and included it in our equity loss from unconsolidated joint ventures and entities for the year ended December 31, 2011.

205-209 East 57th Street Associates, LLC

We own a non-managing 25% membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.

During the fourth quarter of 2010, the last residential condominium was sold for $900,000 from which we recorded earnings of $64,000 and received distributions totaling $293,000.  During 2012, as a consequence of a purchaser’s dispute, a condominium which was previously sold was repurchased, renovated, and resold for a small gain resulting in additional earnings to us of $27,000.

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheets and statements of operations of Mt. Gravatt are as follows (dollars in thousands):

Mt. Gravatt Condensed Balance Sheet Information

	December 31,
	2012	2011
Current assets	$1,318	$1,935
Noncurrent assets	4,078	3,832
Current liabilities	1,111	846
Noncurrent liabilities	43	60
Members’ equity	4,242	4,861

Mt. Gravatt Condensed Statements of Operations Information

	December 31,
	2012	2011	2010
Total revenue	$15,236	$14,097	$12,909
Net income	3,513	3,045	2,711

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”).  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.8 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  A gain on the transfer of our ownership interest in MIL of $268,000 was recognized during 2009 as a result of this transaction.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will receive any distributions from this tail interest.  During 2011 and 2010, we received $191,000 and $635,000 in interest on the promissory note and, on June 14, 2011, we received $6.8 million with respect to the principal and interest owed on this note.  We believe that further amounts are owed under the note and we have begun litigation to collect such amounts.  Any further collections will be recognized when received.

Berkeley Cinemas – Botany

            We previously had investments in three joint ventures with Everard Entertainment Ltd in New Zealand.  On June 6, 2008, we sold our last investment in these joint ventures of the Botany Downs Cinema to our joint venture partner.  During 2010, we finalized our claims regarding the sale of this cinema resulting in an additional gain on sale of $384,000 (NZ$554,000) for the year ended 2010 included in other income (expense) on our Consolidated Statement of Operations.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, these financials only exclude Rialto Distribution (dollars in thousands):

Condensed Balance Sheet Information

	December 31,
	2012	2011
Current assets	$3,488	$5,245
Noncurrent assets	6,621	6,611
Current liabilities	2,197	3,031
Noncurrent liabilities	751	723
Members’ equity	7,161	8,102

Condensed Statements of Operations Information

	December 31,
	2012	2011	2010
Total revenue	$26,138	$28,017	$24,944
Net income	4,590	4,021	4,779

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	December 31, 2012	December 31, 2011	Maturity Date	December 31, 2012	December 31, 2011
Trust Preferred Securities	4.31%	9.22%	April 30, 2027	$27,913	$27,913
Australian NAB Corporate Term Loan	5.82%	7.20%	June 30, 2014	75,349	88,671
Australian NAB Corporate Revolver	5.82%	7.20%	June 30, 2014	--	--
Australian Shopping Center Loans	-	-	2012-2014	208	384
New Zealand Corporate Credit Facility	4.70%	4.15%	March 31, 2015	23,148	21,854
US Bank of America Revolver	3.26%	-	October 31, 2017	30,000	--
US Bank of America Line of Credit	3.21%	-	October 31, 2017	2,007	--
US Cinema 1, 2, 3 Term Loan	-	6.73%	July 1, 2012	--	15,000
US Cinema 1, 2, 3 Term Loan	5.24%	-	June 27, 2013	15,000	--
US GE Capital Term Loan	-	5.50%	October 31, 2012	--	32,188
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,429	6,583
US Nationwide Loan 1	8.50%	8.50%	February 21, 2013	593	597
US Sanborn Note	-	7.00%	January 31, 2012	--	250
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,950	7,174
Total				$196,597	$209,614

Trust Preferred Securities

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheet.  Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for the past five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a contractual obligation to pay $270,000 in December 2014.

The private placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the years ended December 31, 2012, 2011, and  2010, we paid $1.9 million, $2.5 million, and $2.5 million, respectively, in preferred dividends to the unrelated investors that are included in interest expense.  At December 31, 2012 and 2011, we had preferred dividends payable of $198,000 and $416,000, respectively.  Interest payments for this loan are required every three months.

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

Australia

NAB Australian Corporate Term Loan

            On June 24, 2011, we replaced our Australian Corporate Credit Facility of $115.8 million (AUS$110.0 million) with BOS International (“BOSI”) with a new credit facility from National Australia Bank (“NAB”) of $110.5 million (AUS$105.0 million).  NAB provided us term debt of $94.7 million (AUS$90.0 million) and $9.5 million (AUS$9.0 million) in line of credit which we used combined with our cash of $1.6 million (AUS$1.5 million) to pay off our $105.8 million (AUS$100.5 million) of outstanding BOSI debt.

The new three-tiered credit facility from NAB (the “NAB Credit Facility”) has a term of three years, due and payable June 30, 2014, and comprised of a term loan with a December 31, 2012 balance of $75.3 million (AUS$72.5 million); a $10.4 million (AUS$10.0 million) revolving facility for which we do not have a balance at December 31, 2012; and a $5.2 million (AUS$5.0 million) guarantee facility.  This loan to Reading Entertainment Australia commenced on June 24, 2011 with an interest rate of between 2.90% and 2.15% above the BBSY bid rate.  This credit facility is secured by substantially all of our cinema assets in Australia and is only guaranteed by several of our wholly owned Australian subsidiaries.  The NAB Credit Facility requires annual principal payments of between $7.3 million (AUS$7.0 million) and $9.4 million (AUS$9.0 million) which we anticipate will be paid from Reading Entertainment Australia operating cash flows.  The covenants of the NAB Credit Facility include a fixed charge coverage ratio, a debt service cover ratio, an operating leverage ratio, a loan to value ratio, and other financial covenants.  Additionally, the NAB Credit Facility allows us to transfer only $4.2 million (AUS$4.0 million) per year outside of Australia.  On August 2, 2011, we paid down our NAB revolver by $9.7 million (AUS$9.0 million) resulting in a zero balance on that date.  In December 2012, as part of the sale of our Indooroopilly property, we paid down $6.3 million (AUS$6.0 million) on our NAB term loan.

            In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement which swaps over 100% of our $75.3 million (AUS$72.5 million) variable rate term loan (decreasing in line with scheduled principal repayments) based on BBSY, for a 5.50% fixed rate.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.

Australian Shopping Center Loans

In July 2004, as part of the acquisition of the Anderson Cinema Circuit, we assumed the three loans on the Epping, Rhodes, and West Lakes properties.  The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $182,000 (AUS$175,000) per year.  Early repayment is possible without penalty.  The only recourse on default of these loans is the security on the properties.  During 2009 and 2010, we were in dispute with the landlord.  During 2010, we resolved the dispute and paid $51,000 (AUS$51,000) in principal payments on this loan.  During 2011 and 2012, we paid $256,000 (AUS$250,000) and $182,000 (AUS$175,000), respectively, in principal payments on this loan.

New Zealand

New Zealand Corporate Credit Facility

On February 8, 2012, we received an approved amendment from Westpac renewing our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility.  The renewed facility calls for a decrease in the overall facility by $4.1 million ($5.0 million) to $32.8 million (NZ$40.0 million), an increase in the facility margin of 0.55% to 2.00%, and the line of credit charge increase from 0.30% to 0.40%.  The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries.  The facility includes various affirmative and negative financial covenants designed to protect the bank’s security regarding capital expenditures and the repatriation of funds out of New Zealand.  Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent.

US

Bank of America Revolver

            On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a new credit facility from Bank of America (the “BofA Revolver”) of $30.0 million with an interest rate of between 2.50% and 3.00% above LIBOR and an expiration date of October 31, 2017.  Although the BofA Revolver does not require a fixed interest swap agreement, we will continue to use our existing fixed interest rate swap of $29.1 million until its term date of December 31, 2013, see Note 13 – Derivative Instruments. The BofA Revolver requires borrowing limit reductions of $3.0 million per year with a balloon payment of $18.0 million at the expiration date. The BofA Revolver contains other customary terms and conditions, including representations and warranties, affirmative and negative covenants, events of default and indemnity provisions.  The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.

            As part of the negotiations of the BofA Revolver, we entered into a master operating equipment lease financing agreement with Banc of America Leasing & Capital, LLC to finance the acquisition of up to $15.5 million in digital projection equipment for our U.S. cinema operations.  See Note 19 - Commitments and Contingencies.

Bank of America Line of Credit

            On October 31, 2012, Bank of America renewed and increased our existing $3.0 million line of credit to $5.0 million.  The LOC carries an interest rate equal to BBA LIBOR floating plus a 3.50% margin and an unused line fee of 0.03%.  The agreement is in effect till October 31, 2017 and is potentially renewable at that date.  The undrawn balance of this LOC is $3.0 million at December 31, 2012.

Cinemas 1, 2, 3 Term Loan

            On June 28, 2012, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, paid off its Eurohypo AG, New York Branch loan with a new $15.0 million term loan (the “Sovereign Bank Loan”) from Sovereign Bank, N.A.  The Sovereign Bank Loan has a one-year term ending on June 27, 2013, with a one year extension option to June 26, 2014 subject to an extension fee equal to 1.00% of the ending principal balance and a compliance requirement with certain special covenants.  As we currently intend to exercise this option, we have classified this loan as long-term.  The terms of the loan require interest only payments at LIBOR plus a 5.00% margin to be calculated and paid monthly.  This loan is secured by SHP’s interest in the Cinemas 1, 2, & 3 land and building.  Covenants include maintaining a loan to value ratio of at least 50% of fair market value and an 11% debt yield (with a numerator of the cash available for debt service and a denominator of the outstanding principal balance of the loan). The Sovereign Bank Loan is further secured by a guaranty provided by Reading International, Inc. and by its noncontrolling interest member, Sutton Hill Capital, LLC.

Liberty Theaters Term Loan

On March 17, 2008, we entered into a $7.1 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois and our Minetta Lane Theatre and Orpheum Theatre in New York.  The loan has a 5-year term loan that accrues a 6.20% interest rate payable monthly in arrears.  We incurred deferred financing costs of $527,000 related to our borrowings of this loan.  The loan agreement requires only monthly principal and interest payments along with self-reported annual financial statements. As this loan is due to mature on April 1, 2013, the December 31, 2012 outstanding balance of this debt of $6.4 million is classified as current on our balance sheet.  We intend to refinance the property’s debt.

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

The Nationwide Note 1 was subject to certain purchase price related adjustments.  Through December 31, 2012, these adjustments have resulted in a net reduction in principal of $20.4 million comprised of a reduction in the amount of $6.3 million in 2008, a further reduction of $226,000 during the first quarter of 2009, an additional advance of $3.0 million in 2009 (such advance was used to pay down a portion of the GE Capital Term Loan discussed above), a $4.4 million reduction during the first quarter of 2010 in which Nationwide Theaters Corp. and Reading agreed to reduce the seller’s note, and finally a $12.5 million reduction in September 2010.  As a result of these reductions, the principal balance of the notes at December 31, 2012 was $593,000.

Sutton Hill Capital Notes 1 & 2

            As part of the negotiation of the Village East Lease (see Note 25 – Related Parties and Transactions), we paid off the Sutton Hill Capital (“SHC”) Note 1 of $5.0 million on June 30, 2010 and renegotiated the SHC Note 2 for $9.0 million.  Under the new terms of the SHC Note 2, the loan has a variable annual rate equal to a Five-Year Constant Maturity United States Treasury Note rate plus a 5.75% margin, subject to a minimum rate of 8.25% and a maximum rate of 10% and the note matures on December 31, 2013.  No interim principal payments are required and the balance of the note is payable upon maturity.  No other covenants are required for this loan.  This loan is unsecured.

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

Summary of Notes Payable

            Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2013	$28,714
2014	86,357
2015	32,613
2016	3,000
2017	18,000
Thereafter	27,913
Total future principal loan payments	$196,597

            Since approximately $98.7 million of our total debt of $196.6 million at December 31, 2012 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

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

On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a new credit facility from Bank of America of $30.0 million (see Note 12 – Notes Payable).  Although the new credit facility does not require a fixed interest swap agreement, we will continue to use our existing fixed interest rate swap of $29.1 million until its term date of December 31, 2013.  In order for Bank of America to agree to taking on this swap agreement, we agreed to increase the swap contract rate by 0.10%.

As a result of these swap and loan agreements, we pay a total fixed interest rate of 8.15% (5.50% swap contract rate plus a 2.65% margin under the loan) for our NAB Loan and a total fixed interest rate of 5.84% (1.44% swap contract rate plus a 4.50% margin under the loan) for our BofA Loan instead of the obligatorily disclosed loan rates of 5.82% and 3.21%, respectively, as indicated in Note 12 – Notes Payable.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2012:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$29,062,000	1.440%	0.580%	December 31, 2013
Interest rate swap	$81,585,000	5.500%	4.550%	June 30, 2016

            In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $1.1 million increase to interest expense during 2012, a $5.0 million increase to interest expense during 2011, and a $284,000 decrease to interest expense during 2010.  At December 31, 2012 and 2011, we recorded the fair market value of an interest rate swap of $5.9 million and $4.7 million, respectively, as an other long-term liabilities.  In accordance with FASB ASC 815-20, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$836	$(1,391)	$(1,566)
Foreign	1,446	(379)	2,354
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	$2,282	$(1,770)	$788

Net income attributable to noncontrolling interests:
United States	578	(604)	(309)
Foreign	(86)	(336)	(307)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	27	33	86
Foreign	1,594	(1,585)	1,259
Gain on sale of discontinued operation:
United States	--	--	--
Foreign	(405)	1,888	97
Income (loss) before income tax expense	$3,990	$(2,374)	$1,614

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income tax expense
Federal	$964	$1,332	$7,730
State	584	531	5,239
Foreign	1,370	1,067	1,295
Total	2,918	2,930	14,264
Deferred income tax expense (benefit)
Federal	--	--	--
State	--	--	--
Foreign	1,986	(15,260)	--
Total	1,986	(15,260)	--
Total income tax expense (benefit)	$4,904	$(12,330)	$14,264

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets	2012	2011
Deferred Tax Assets:
Net operating loss carry forwards	$31,040	$35,455
Impairment reserves	4,493	1,764
Alternative minimum tax carry forwards	3,118	2,993
Installment sale of cinema property	3,022	2,929
Deferred revenue and expense	6,708	6,378
Acquired and option properties	(952)	2,924
Other	3,122	402
Total Deferred Tax Assets	50,551	52,845
Valuation allowance	(37,903)	(38,461)
Net deferred tax asset	$12,648	$14,384

In accordance with FASB ASC 740-10 – Income Taxes (“ASC 740-10”), we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  ASC 740-10 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for the U.S., Puerto Rico, and New Zealand, as of December 31, 2012, we recorded a valuation allowance of $37.9 million. After consideration of a number of factors for the Reading Australia group, including its recent history of financial income, its expected future earnings, the increase in market value of its real estate assets, and having executed a credit facility of over $100.0 million to resolve potential liquidity issues, the Company determined as of July 1, 2011 that it is more likely than not that deferred tax assets in Reading Australia group will be realized. Accordingly, we reversed the full valuation allowance in Australia, resulting in a net deferred tax asset of $14.4 million as of December 31, 2011, with approximately $3.4 million classified as current and $11.0 million as non-current.

As of December 31, 2012, we had U.S. net operating loss carry forwards of $21.7 million, of which $14.4 million expire between 2025 and 2030, while $7.3 million expire between 2030 and 2035.

In addition to the above net operating loss carry forwards having expiration dates, we have the following carry forwards that have no expiration date at December 31, 2012:

•	approximately $3.1 million in U.S. alternative minimum tax credit carry forwards;
•	approximately $45.9 million in Australian loss carry forwards; and
•	approximately $16.3 million in New Zealand loss carry forwards.

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

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Expected tax provision (benefit)	$1,397	$(831)	$554
Increase (decrease) in tax expense resulting from:
Change in valuation allowance	(558)	(15,260)	(5,595)
Expired foreign loss carry forward	--	1,100	1,816
Foreign tax provision	3,356	1,067	1,291
Tax effect of foreign tax rates on current income	(126)	24	(240)
State and local tax provision	408	361	440
Tax/Audit Litigation Settlement	1,140	1,375	12,528
Effect of tax rate change	--	--	3,422
Other items	(713)	(166)	48
Actual tax provision (benefit)	$4,904	$(12,330)	$14,264

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia consolidated group of subsidiaries as of December 31, 2012.  There is no withholding tax on dividends paid by an Australian company to its 80% or more U.S. public company shareholder, thus we  have not provided foreign withholding taxes for these current retained earnings. We believe the U.S. tax impact of a dividend from our Australian subsidiary, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of December 31 2012.

We have accrued $24.1 million in income tax liabilities as of December 31, 2012, of which $15.2 million has been classified as current taxes payable and $8.9 million have been classified as non-current tax liabilities.  As part of current taxes payable, we have accrued $8.0 million in connection with federal and state liabilities arising from the “Tax/Audit Litigation” matter which has now been settled (see Note 19 – Commitments and Contingencies).  As part of noncurrent tax liabilities, we have accrued an additional $6.5 million related to the “Tax Audit/Litigation” matter. Amounts assessed by the IRS and expected to be assessed by state income tax agencies in connection with the “Tax Audit/Litigation” matter are  no longer recorded under the cumulative probability approach prescribed by FASB ASC 740-10-25 but are  recorded as a fixed and determinable liability.  We believe the $24.1 million in tax liabilities represents an adequate provision for our income tax exposures.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ending December 31, 2012, December 31, 2011, and December 31, 2010 (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Unrecognized tax benefits – gross beginning balance	$1,974	$8,058	$11,412
Gross increases – prior period tax provisions	197	--	--
Gross increases – current period tax positions	--	151	405
Settlements	--	(6,235)	(3,189)
Statute of limitations lapse	--	--	(570)
Unrecognized tax benefits – gross ending balance	$2,171	$1,974	$8,058

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

We recorded a reduction to our gross unrecognized tax benefits of approximately $3.4 million and an increase to tax interest of approximately $8.8 million during the period January 1, 2010 to December 31, 2010, and the total balance at December 31, 2010 was approximately $20.6 million (of which approximately $12.6 million represents IRS interest).  Having settled the Tax Audit/Litigation matter described in Note 19 – Commitments and Contingencies, we further recorded a net reduction to our gross unrecognized tax benefits of approximately $6.1 million and a reduction to tax interest of approximately $10.4 million during the period January 1, 2011 to December 31, 2011, resulting in a total balance at December 31, 2011 of approximately $4.1 million, consisting of $1.9 million tax and $2.2 million interest.  Of the $4.1 million gross unrecognized tax benefit at December 31, 2011, approximately $3.0 million would impact the effective tax rate if recognized.  During the period January 1, 2012 to December 31, 2012 we recorded an increase of $0.2 million to our gross unrecognized tax benefits and an increase to tax interest of approximately $1.1 million, resulting in a total balance of $5.3 million consisting of $2.1 million in tax and $3.2 million in interest.  Of the $5.3 million gross unrecognized tax benefit at December 31, 2012, approximately $4.3 million would impact the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $0.5 million to $1.5 million.  The reasons for such change include but are not limited to tax positions expected to be taken during 2013, revaluation of current uncertain tax positions, and expiring statutes of limitation.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

            Generally, changes to our federal and most state income tax returns for the calendar year 2007 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 19 – Commitments and Contingencies.  Our income tax returns for Australia filed since inception in 1995 are generally open for examination.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2006 and afterward remain open for examination as of December 31, 2012.

Note 15 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2012	2011
Current liabilities
Lease liability	$5,855	$--
Security deposit payable	174	137
Other	3	--
Other current liabilities	$6,032	$137
Other liabilities
Foreign withholding taxes	$6,480	$6,212
Straight-line rent liability	8,893	8,067
Lease liability	--	5,746
Environmental reserve	1,656	1,656
Accrued pension	6,976	4,289
Interest rate swap	5,855	4,722
Acquired leases	2,078	2,742
Other payable	1,191	1,243
Other	630	962
Other liabilities	$33,759	$35,639

Village East Purchase Option

            On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 1, 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  Because our Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, is also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $5.9 million presented under other liabilities which accretes up to the $5.9 million liability till July 1, 2013 (see Note 25 – Related Parties and Transactions).  As the option can be exercised starting on July 1, 2013, we have classified the $5.9 million lease liability as a current liability.

Note 16 – Fair Value of Financial Instruments

ASC 820-10 applies to existing accounting pronouncements in which fair value measurements are already required and defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

Level 3 Fair Value Measurements – Impaired Property – For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics.  For the years ended December 31, 2012, 2011, and 2010, the fair value of our impaired properties was estimated to be $4.1 million, $1.9 million, and $1.8 million, respectively, which we used to record our impairment expense and was based on level 3 inputs in developing management’s estimate of fair value.  For the year ended December 31, 2011, the fair value of our Rialto Cinemas investment was $1.6 million (NZ$2.0 million) resulting in an impairment charge of $2.9 million (NZ$3.8 million).

As of December 31, 2012, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.    Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future expected cash receipts or payments that would occur if variable interest rate fell above or below the strike rate of the interest rate swap agreement.  The variable interest rates used in the calculation of projected receipts or payments on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2012 and 2011, respectively (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2012	2011	2012	2011
Investment in marketable securities	1	$55	$2,874	$55	$2,874
Interest rate swaps liability	2	$5,855	$4,722	$5,855	$4,722

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at December 31, 2012 and 2011 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2012	2011		2012		2011
Cash	1	$38,531	$31,597		$38,531		$31,597
Time deposits	1	$8,000	$--		$8,000		$--
Accounts receivable	1	$8,514	$6,973		$8,514		$6,973
Other assets - notes receivable	1	$2,000	$851		$2,000		$851
Restricted cash	1	$2,465	$2,379		$2,465		$2,379
Accounts and film rent payable	1	$25,566	$23,067		$25,566		$23,067
Notes payable	3	$159,684	$172,701		$154,795		$166,152
Notes payable to related party	N/A	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt	3	$27,913	$27,913		$12,268		$20,544

            For purposes of this fair value disclosure, we based our fair value estimate for notes payable and subordinated debt on our internal valuation whereby we apply the discounted cash flow method to our expected cash flow payments due under our existing debt agreements based on a representative sample of our lenders’ market interest rate quotes as of December 31, 2012 and 2012, respectively, for debt with similar risk characteristics and maturities.

Note 17 – Lease Agreements

Most of our cinemas conduct their operations in leased facilities.  Thirteen of our eighteen operating multiplexes in Australia, four of our eight cinemas in New Zealand, and all but one of our cinemas in the United States are in leased facilities.  These cinema leases have remaining terms inclusive of options of 1 to 38 years.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenue with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance, and other costs applicable to the property.  We also lease office space and equipment under non-cancelable operating leases.  All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities that require capitalization.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Base rent expense and contingent rental expense under the operating leases totaled approximately $32.6 million and $1.7 million for 2012, respectively; $31.2 million and $1.6 million for 2011, respectively; and $30.9 million and $1.1 million for 2010, respectively.  Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2012 (dollars in thousands):

	Minimum Ground	Minimum Premises	Equipment	Total Minimum
	Lease Payments	Lease Payments	Lease	Lease Payments
2013	$3,218	$28,477	$2,693	$34,388
2014	2,130	25,720	2,693	30,543
2015	1,094	22,637	2,693	26,424
2016	1,128	18,753	2,693	22,574
2017	1,223	15,772	2,693	19,688
Thereafter	15,248	61,023	--	76,271
Total minimum lease payments	$24,041	$172,382	$13,465	$209,888

            Since approximately $90.2 million of our total minimum lease payments of $209.9  million as of December 31, 2012 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.  See Note 25 – Related Parties and Transactions for the amount of leases associated with any related party leases.

Digital Projection Equipment Lease

            Effective December 1, 2012, we entered into a 5-year digital projection equipment lease obligation with Banc of America enabling us to convert substantially all of our domestic cinemas to digital projection.  The equipment lease agreement requires that we make lease payments of $218,000 per month for the next 60 months after which we can either purchase the equipment at a market price or renew the lease for an undertermined length of time.  This lease qualifies as an operating lease and is recorded accordingly.

Note 18 – Pension Liabilities

Supplemental Executive Retirement Plan

            In March 1, 2007, the Board of Directors of Reading International, Inc. (“Reading”) approved a Supplemental Executive Retirement Plan (“SERP”) pursuant to which Reading has agreed to provide James J. Cotter, its Chief Executive Officer and Chairman of the Board of Directors, supplemental retirement benefits effective March 1, 2007.  Under the SERP, Mr. Cotter will receive a monthly payment of the greater of (i) 40% of the average monthly earnings over the highest consecutive 36-month period of earnings prior to Mr. Cotter’s separation from service with Reading or (ii) $25,000 per month for the remainder of his life, with a guarantee of 180 monthly payments following his separation from service with Reading or following his death.  The beneficiaries under the SERP may be designated by Mr. Cotter or by his beneficiary following his or his beneficiary’s death.  The benefits under the SERP are fully vested as of March 1, 2007.

            The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with FASB ASC 715-30-05 – Defined Benefit Pension Plans (“ASC 715-30-05”), the initial pension benefit obligation of $2.7 million was included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income on March 1, 2007.  The initial benefit obligation was based on a discount rate of 5.75% and a compensation increase rate of 3.5%.  The $2.7 million is being amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the years ended December 31, 2012, 2011, and 2010, we recognized $149,000, $195,000, and $200,000, respectively, of interest cost and $304,000 of amortized prior service cost per year.  For the years ended December 31, 2012 and 2011, we recognized $0 and $24,000 of amortized net gains.  The balance of the other liability for this pension plan was $5.9 million and $3.5 million at December 31, 2012 and 2011, respectively, and the accumulated unrecognized prior service costs included in other comprehensive income balance was $3.2 and $1.2 million at December 31, 2012 and 2011, respectively.  The December 31, 2012 and 2011 values of the SERP are based on a discount rate of 3.40% and 4.25%, respectively and an annual compensation growth rate of 3.50% per year.

The change in the SERP pension benefit obligation and the funded status for the year ending December 31, 2012 and 2011 are as follows (dollars in thousands):

For the year ending
Change in Benefit Obligation	December 31, 2012
Benefit obligation at January 1, 2012	$3,511
Interest cost	149
Actuarial loss	2,284
Benefit obligation at December 31, 2012	5,944
Funded status at December 31, 2012	$(5,944)

For the year ending
Change in Benefit Obligation	December 31, 2011
Benefit obligation at January 1, 2011	$3,820
Interest cost	195
Actuarial gain	(504)
Benefit obligation at December 31, 2011	3,511
Funded status at December 31, 2011	$(3,511)

Amount recognized in balance sheet consists of (dollars in thousands):

	At December 31, 2012	At December 31, 2011
Current liabilities	$14	$10
Noncurrent liabilities	5,930	3,501

Items not yet recognized as a component of net periodic pension cost consist of (dollars in thousands):

	At December 31, 2012	At December 31, 2011
Unamortized actuarial (gain) loss	$2,269	$(14)
Prior service costs	931	1,234
Accumulated other comprehensive loss	3,200	1,220

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (dollars in thousands):

Net periodic benefit cost	For the year ending December 31, 2012	For the year ending December 31, 2011
Interest cost	$149	$195
Amortization of prior service costs	304	304
Amortization of net gain	--	24
Net periodic benefit cost	$453	$523

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$2,284	$(504)
Amortization of prior service cost	(304)	(304)
Amortization of net gain	--	(24)
Total recognized in other comprehensive income	$1,980	$(832)

Total recognized in net periodic benefit cost and other comprehensive income	$2,433	$(309)

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $356,000 and $304,000, respectively.

The following weighted average assumptions were used to determine the plan benefit obligations at December 31, 2012 and 2011:

	2012	2011
Discount rate	3.40%	4.25%
Rate of compensation increase	3.50%	3.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended December 31, 2012 and 2011:

	2012	2011
Discount rate	4.25%	5.10%
Expected long-term return on plan assets	0.00%	0.00%
Rate of compensation increase	3.50%	3.50%

Other Pension Liabilities

            In addition to the aforementioned SERP, we have defined contribution pension plans for selected current and former executives of our corporation resulting in a pension liability of $1.0 million and $778,000 at December 31, 2012 and 2011, respectively.  These pensions accrued $204,000 and $101,000 of pension expense for the years ended December 31, 2012 and 2011, respectively.

            The benefit payments for all of our pensions, which reflect expected future service, as appropriate, are expected to be paid over the following periods (dollars in thousands):

Pension Payments
2013	$13
2014	27
2015	44
2016	61
2017	481
Thereafter	6,350
Total pension payments	$6,976

Note 19 - Commitments and Contingencies

Unconsolidated Joint Venture Loans

            The following section describes any loans associated with our investments in unconsolidated joint ventures.  As these investments are unconsolidated, any associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2012.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution.  We are the 33.3% co-owners of the assets of Rialto Distribution.  At December 31, 2012 and 2011, Rialto Distribution had a bank line of credit of $1.7 million (NZ$2.0 million) and $1.6 million (NZ$2.0 million), respectively, and had an outstanding balance of $703,000 (NZ$850,000) and $663,000 (NZ$850,000), respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

CRG and the IRS agreed to compromise the claims made by the IRS against CRG and the Tax Court’s order was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its claimed adjustment to income.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group was to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000 and increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of January 6, 2011.  On October 26, 2011, CRG reached an agreement with the IRS for an installment plan to pay off this federal tax liability, including additional interest accruals at the prescribed IRS floating rate.  The agreement requires monthly payments of $290,000 over a period of approximately five years.  As of December 31, 2012 and 2011, after the payments made during 2012 and 2011, respectively, the remaining federal tax obligation was $10.0 million and $13.5 million, respectively, in tax and interest.  Of the $10.0 million owed under the installment agreement as of December 31, 2012, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.  Of the $13.5 million owed under the installment agreement as of December 31, 2011, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.

The impact of the settlement upon the state taxes of the Reading consolidated group, if the adjustment to income agreed with the IRS were reflected on state returns, would be an obligation of approximately $1.4 million in tax plus interest and potential penalty.  CRG’s 1997 tax year remains open with respect to CRG’s potential tax liability to the State of California.  As of December 31, 2012, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed when a deficiency is asserted.

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

In connection with the development of our 50.6 acre Burwood site, it will be necessary to address certain environmental issues.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2012, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $17.7 million (AUS$17.1 million) and as of that date we had incurred a total of $8.6 million (AUS$8.3 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as it is anticipated that all of the work will be done in connection with the excavation and other development activity already contemplated for the property.

Note 20 – Noncontrolling interests

            As of December 31, 2012, the noncontrolling interests in our consolidated subsidiaries are comprised of the following:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of iDNA
•	25% noncontrolling interest in Australian Country Cinemas by 21st Century Pty, Ltd
•	50% noncontrolling membership interest in Shadow View Land and Farming, LLC owned by Mr. James J. Cotter, Sr.; and
•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC

The components of noncontrolling interest are as follows (dollars in thousands):

	December 31,
	2012	2011
AFC LLC	$1,737	$1,125
Australian Country Cinemas	601	360
Elsternwick unincorporated joint venture	--	--
Shadow View Land and Farming LLC	1,912	--
Sutton Hill Properties	(152)	(250)
Noncontrolling interests in consolidated subsidiaries	$4,098	$1,235

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
AFC LLC	$612	$909	$546
Australian Country Cinemas	86	311	249
Elsternwick unincorporated joint venture	--	25	59
Shadow View Land and Farming LLC	(843)	--	--
Sutton Hill Properties	(347)	(305)	(238)
Net income attributable to noncontrolling interest	$(492)	$940	$616

Shadow View Land and Farming LLC

During the 2012, Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which Mr. Cotter owns a 50% interest.  We are the managing member of Shadow View Land and Farming, LLC.   However, as Mr. Cotter is considered to be our controlling shareholder, pursuant to FASB ASC 810-10-05, we have consolidated Mr. Cotter’s interest in the property and its expenses with that of our interest and shown his interest as a noncontrolling interest.  Note 8 – Acquisitions, Disposals, and Assets Held for Sale.

Elsternwick Sale

            On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

Note 21 - Common Stock

Our common stock trades on the NASDAQ under the symbols RDI and RDIB which are our Class A (non-voting) and Class B (voting) stock, respectively.  Our Class A (non-voting) has preference over our Class B (voting) shares upon liquidation.  No dividends have ever been issued for either share class.

2012 Common Stock Activity

During 2012, we issued 155,925 of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grant, and, during 2012, we issued 9,680 as a one-time stock grant of Class A Nonvoting shares to our employees valued at $44,000 which we accounted for as compensation expense.

95,000 options were exercised during 2012 having a realized value of $136,000 for which we received $308,000 of cash.  Additionally, 41,000 options were exercised during 2012 having a realized value of $103,000 for which we did not receive any cash but the employee elected to receive the net incremental number of in-the-money shares of 15,822 based on an exercise price of $4.01 and a market price of $6.53.

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

Due to a perceived low price of our common shares, during the first quarter of 2010, we purchased 62,375 shares for a total cost of $251,000.  Also, as a result of our revised Village East Cinema building lease, we recorded a deemed equity distribution of $877,000 (see Note 25 – Related Parties and Transactions).

Note 22 – Business Segments and Geographic Area Information

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2012 (dollars in thousands):

Year Ended December 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$234,703	$27,256	$(7,529)	$254,430
Operating expense	198,040	11,163	(7,529)	201,674
Depreciation and amortization	11,154	4,441	--	15,595
General and administrative expense	2,598	718	--	3,316
Impairment expense	--	1,463	--	1,463
Segment operating income	$22,911	$9,471	$--	$32,382

Year Ended December 31, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$225,849	$26,562	$(7,432)	$244,979
Operating expense	189,647	10,190	(7,432)	192,405
Depreciation and amortization	11,842	4,444	--	16,286
General and administrative expense	2,740	646	--	3,386
Impairment expense	--	369	--	369
Segment operating income	$21,620	$10,913	$--	$32,533

Year Ended December 31, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$211,073	$24,715	$(6,466)	$229,322
Operating expense	178,261	9,049	(6,466)	180,844
Depreciation and amortization	10,559	4,289	--	14,848
General and administrative expense	2,880	1,043	--	3,923
Impairment expense	--	2,239	--	2,239
Segment operating income	$19,373	$8,095	$--	$27,468

Reconciliation to net income attributable
to Reading International, Inc. shareholders:	2012	2011	2010
Total segment operating income	$32,382	$32,533	$27,468
Non-segment:
Depreciation and amortization expense	454	309	715
General and administrative expense	12,801	14,046	13,684
Operating income	19,127	18,178	13,069
Interest expense, net	(16,426)	(21,038)	(12,286)
Other income (loss)	(563)	1,157	(347)
Gain (loss) on sale of assets	144	(67)	352
Income tax benefit (expense)	(4,904)	12,330	(14,264)
Equity earnings (loss) of unconsolidated joint ventures and entities	1,621	(1,552)	1,345
Income (loss) from discontinued operations	(85)	232	97
Gain (loss) on sale of discontinued operation	(320)	1,656	--
Net income (loss)	$(1,406)	$10,896	$(12,034)
Net (income) loss attributable to noncontrolling interests	492	(940)	(616)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(914)	$9,956	$(12,650)

	December 31,
Summary of assets:	2012	2011	2010
Segment assets	$408,667	$414,608	$406,569
Corporate assets	19,921	16,156	23,780
Total Assets	$428,588	$430,764	$430,349

	December 31,
Summary of capital expenditures:	2012	2011	2010
Segment capital expenditures	$13,390	$8,419	$18,942
Corporate capital expenditures	333	957	429
Total capital expenditures	$13,723	$9,376	$19,371

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theater venues and operating expense directly linked to our property assets.

The following table sets forth the book value of our operating property by geographical area (dollars in thousands):

	December 31,
	2012	2011
Australia	$106,020	$106,263
New Zealand	35,456	33,322
United States	61,302	64,195
Total operating property	$202,778	$203,780

            The following table sets forth our revenue by geographical area (dollars in thousands):

	December 31,
	2012	2011	2010
Australia	$108,320	$110,742	$93,417
New Zealand	24,608	22,247	25,339
United States	121,502	111,990	110,566
Total revenue	$254,430	$244,979	$229,322

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter
Revenue	$62,431	$62,948	$63,934	$65,117
Net income (loss)	$(109)	$224	$396	$(1,917)
Net income (loss) attributable to Reading International, Inc. shareholders	$(239)	$239	$363	$(1,277)
Basic earnings (loss) per share	$(0.01)	$0.01	$0.02	$(0.06)
Diluted earnings (loss) per share	$(0.01)	$0.01	$0.02	$(0.06)

2011
Revenue	$54,044	$66,960	$66,554	$57,421
Net income (loss)	$(2,247)	$17,613	$291	$(4,761)
Net income (loss) attributable to Reading International, Inc. shareholders	$(2,480)	$17,432	$38	$(5,034)
Basic earnings (loss) per share	$(0.11)	$0.76	$--	$(0.21)
Diluted earnings (loss) per share	$(0.11)	$0.76	$--	$(0.22)

Note 24 - Future Minimum Rental Income

            Real estate revenue amounted to $19.7 million, $19.1 million, and $18.2 million, for the years ended December 31, 2012, 2011, and 2010, respectively.  Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2013	$10,913
2014	7,596
2015	7,258
2016	5,934
2017	231
Thereafter	30,711
Total future minimum rental income	$62,643

Note 25 – Related Parties and Transactions

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the leasing with an option to purchase of certain cinemas located in Manhattan.  In connection with that transaction, we also agreed to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by James J. Cotter and Michael Forman and of which Mr. Cotter is the managing member.  During 2012, 2011, and 2010, we paid rent to SHC in the amount of $590,000, $590,000, and $547,000, respectively.

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  Because our Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, is also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities (see Note 15 – Other Liabilities).  This resulted in a deemed equity distribution of $877,000.

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

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees, which historically have equated to approximately 21% of the net cash flow received by us from our live theaters in New York.  Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenue for us.  This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater.  In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow.  In 2012, OBI Management earned $390,000, which was 19.7% of net cash flows for the year.  In 2011, OBI Management earned $398,000, which was 19.4% of net cash flows for the year.  In 2010, OBI Management earned $416,000, which was 24.2% of net cash flows for the year.  In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Shadow View Land and Farming LLC

During the 2012, Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which Mr. Cotter owns a 50% interest.  We are the managing member of Shadow View Land and Farming, LLC.

Note 26 – Casualty Loss

Our 8-screen complex in Christchurch, New Zealand, was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011.  We have earthquake and lost profits insurance on that facility for which we have received to date $1.1 million (NZ$1.3 million) which is included in our other income (expense).  We are awaiting a final settlement payment on this claim for a nominally estimated amount to be received in 2013.  This cinema was reopened on November 17, 2011, but, as a result of a December 23, 2011 earthquake, the cinema was again temporarily closed for approximately two weeks.

Additionally, the 3-screen complex in Christchurch, New Zealand owned by our Rialto Cinemas joint venture entity (“Rialto Cinemas”), was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date.  Pursuant to the lease on the property, in May 2011, Rialto Cinemas gave notice to the landlord that Rialto Cinemas would be terminating the cinema lease.  Rialto Cinemas and the landlord have terminated the lease under agreeable terms and did not result in a significant reduction to the value of our investment in the Rialto Cinemas joint venture relative to its carrying value.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2012 – Allowance for doubtful accounts	$53	$367	$211	$209
Year-ended December 31, 2011 – Allowance for doubtful accounts	$58	$153	$158	$53
Year-ended December 31, 2010 – Allowance for doubtful accounts	$207	$69	$218	$58

Tax valuation allowance
Year-ended December 31, 2012 – Tax valuation allowance	$38,461	$--	$558	$37,903
Year-ended December 31, 2011 – Tax valuation allowance	$54,513	$--	$16,052	$38,461
Year-ended December 31, 2010 – Tax valuation allowance	$59,603	$--	$5,090	$54,513

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

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended December 31, 2012, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Reading International, Inc.

Los Angeles, California

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012 and our report dated March 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    Grant Thornton LLP

Los Angeles, California
March 19, 2013

PART III

Items 10, 11, 12, 13 and 14

Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is herby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.Financial Statements

The following financial statements are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

DescriptionPage

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 201258

2.	Financial Statements and Schedules for the years ended December 31, 2012, 2011, and 2010

(b) Exhibits Required by Item 601 of Regulation S-K

See Item (a) 3. above.

(c) Financial Statement Schedule

See Item (a) 2. above.

Following are financial statements and notes of Mt. Gravatt Cinemas Joint Venture for the periods indicated.  We are required to include in our Report on Form 10-K audited financial statements for the years ended December 31, 2012, 2011, and 2010.

Mt. Gravatt Cinemas Joint Venture

Statements of Comprehensive Income

For the Year Ended December 31, 2012

In AUS$	Note	2012	2011	2010
Revenue from rendering services	5	$10,689,440	$10,022,854	$10,378,232
Revenue from sale of concession		4,015,329	3,625,410	3,646,982
Total revenue		14,704,769	13,648,264	14,025,214

Film expenses		(4,311,436)	(3,974,267)	(4,200,089)
Personnel expenses	6	(1,845,515)	(1,925,190)	(2,084,251)
Occupancy expenses		(1,584,751)	(1,521,307)	(1,413,895)
House expenses		(1,260,328)	(1,159,484)	(1,182,071)
Cost of concession		(944,355)	(851,575)	(913,716)
Depreciation and amortization expenses	11	(597,349)	(555,594)	(573,224)
Advertising and marketing costs		(313,791)	(334,325)	(325,214)
Management fees		(261,004)	(253,914)	(243,290)
Repairs and maintenance expense		(217,289)	(182,566)	(163,994)
Results for operating activities		3,368,951	2,890,042	2,925,470

Finance income		21,256	58,301	19,522
Net finance income	7	21,256	58,301	19,522
Profit for the period		$3,390,207	$2,948,343	$2,944,992

Other comprehensive income
Other comprehensive income for the period		--	--	--
Total comprehensive income for the period		$3,390,207	$2,948,343	$2,944,992

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Changes in Equity

For the Year Ended December 31, 2012

In AUS$	Birch Carroll & Coyle Limited	Reading Exhibition Pty Ltd	Village Roadshow Exhibition Pty Ltd	Total
Members’ Equity at December 31, 2009 (Unaudited)	$1,166,261	$1,166,260	$1,166,260	$3,498,781

Member distributions	(850,000)	(850,000)	(850,000)	(2,550,000)
Total other comprehensive income	--	--	--	--
Profit for the period	981,664	981,664	981,664	2,944,992
Total comprehensive income for the period	981,664	981,664	981,664	2,944,992
Members’ Equity at December 31, 2010	$1,297,925	$1,297,924	$1,297,924	$3,893,773

Member distributions	(700,000)	(700,000)	(700,000)	(2,100,000)
Total other comprehensive income	--	--	--	--
Profit for the period	982,780	982,781	982,781	2,948,342
Total comprehensive income for the period	982,780	982,781	982,781	2,948,342
Members’ Equity at December 31, 2011	$1,580,705	$1,580,705	$1,580,705	$4,742,115

Member distributions	(1,350,000)	(1,350,000)	(1,350,000)	(4,050,000)
Total other comprehensive income	--	--	--	--
Profit for the period	1,130,069	1,130,069	1,130,069	3,390,207
Total comprehensive income for the period	1,130,069	1,130,069	1,130,069	3,390,207
Members’ Equity at December 31, 2012	$1,360,774	$1,360,774	$1,360,774	$4,082,322

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Financial Position

For the Year Ended December 31, 2012

In AUS$	Note	2012	2011
ASSETS
Cash and cash equivalents	8	$898,217	$1,590,333
Trade receivables	9	196,598	143,488
Inventories	10	173,411	153,899
Total current assets		1,268,226	1,887,720
Property, plant and equipment	11	3,923,871	3,737,955
Total non-current assets		3,923,871	3,737,955
Total assets		$5,192,097	$5,625,675

Trade and other payables	12	$878,026	$657,891
Employee benefits	13	162,961	128,377
Deferred revenue	14	27,683	39,068
Total current liabilities		1,068,670	825,336
Employee benefits	13	41,105	58,224
Total non-current liabilities		41,105	58,224
Total liabilities		1,109,775	883,560

Net assets		$4,082,322	$4,742,115

Equity
Contributed equity		202,593	202,593
Retained earnings		3,879,729	4,539,522
Total equity		$4,082,322	$4,742,115

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Cash Flows

For the Year Ended December 31, 2012

In AUS$	Note	2012	2011	2010
Cash flows from operating activities
Cash receipts from customers		$16,091,198	$14,889,678	$15,424,727
Cash paid to suppliers and employees		(11,971,304)	(11,450,521)	(11,905,889)
Net cash provided from operating activities	18	4,119,894	3,439,157	3,518,838

Cash flows from investing activities
Acquisition of property, plant and equipment	11	(783,266)	(1,309,432)	(265,351)
Interest received	7	21,256	58,301	19,522
Net cash used in investing activities		(762,010)	(1,251,131)	(245,829)

Cash flows from financing activities
Distributions to Joint Venturers		(4,050,000)	(2,100,000)	(2,550,000)
Net cash used in financing activities		(4,050,000)	(2,100,000)	(2,550,000)

Net increase/ (decrease) in cash and cash equivalents		(692,116)	88,024	723,009
Cash and cash equivalents at 1 January		1,590,333	1,502,309	779,300
Cash and cash equivalents at 31 December	8	$898,217	$1,590,333	$1,502,309

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Notes to Financial Statements

December 31, 2012

1. Reporting entity

            Mt. Gravatt Cinemas Joint Venture (the “Joint Venture”) is a legal joint venture between Birch Carrol & Coyle Ltd, Reading Exhibition Pty Ltd and Village Roadshow Exhibition Pty Ltd.  The Joint Venture is domiciled and provides services solely in Australia. The address of the Joint Venture’s registered office is 227 Elizabeth Street, Sydney NSW 2000. The Joint Venture primarily is involved in the exhibition of motion pictures at one cinema site.

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

The financial statements were approved by the Management Committee on 4th March 2013.

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

The estimated useful lives for the current and comparative periods are as follows:

Leasehold improvementsShorter of estimated useful life and term of lease

Plant and equipment3 to 20 years

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

(i) Revenue

Rendering of service/sale of concessions

Revenue is measured at the fair value of the consideration received or receivable, net of returns, trade discounts and value rebates.  Revenues are generated principally through admissions and concession sales with proceeds received in cash at the point of sale. Service revenue also includes product advertising and other ancillary revenues, such as booking fees, which are recognised as income in the period earned. The Joint Venture recognises payments received attributable to the advertising services provided by the Joint Venture under certain vendor programs as revenue in the period in which services are delivered.

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

(n) New standards and interpretations not yet adopted

The following standards, amendments to standards and interpretations have been identified as those which may impact the entity in the period of initial application. They are available for early adoption at 31 December 2012, but have not been applied in preparing this financial report:

AASB 9 Financial Instruments (2010), AASB 9 Financial Instruments (2009) AASB 9 (2009) introduces new requirements for the classification and measurement of financial assets. Under AASB 9 (2009), financial assets are classified and measured based on the business model in which they are held and the characteristics of their contractual cash flows. AASB 9 (2010) introduces additions relating to financial liabilities. The IASB currently has an active project that may result in limited amendments to the classification and measurement requirements of AASB 9 and add new requirements to address the impairment of financial assets and hedge accounting.

AASB 9 (2010 and 2009) are effective for annual periods beginning on or after 1 January 2015 with early adoption permitted. The Company has not yet determined the potential effect of the standard.

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

In AUS$	2012	2011
Audit fees	$57,500	$57,500

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

(i) Trade and other receivables

The fair value of trade and other receivables is estimated as the present value of future cash flows, discounted at the market rate of interest at the reporting date.

(ii) Non-derivative financial liabilities

Fair value, which is determined for disclosure purposes, is calculated based on the present value of future principal and interest cash flows, discounted at the market rate of interest at the reporting date.

5. Revenue from rendering of services

In AUS$	2012	2011	2010
Box office revenue	9,508,154	9,019,423	9,659,151
Screen advertising	286,501	249,524	251,325
Booking fees	268,180	200,017	187,206
Other cinema services	626,605	553,890	280,550
	$10,689,440	$10,022,854	$10,378,232

6. Personnel expenses

In AUS$	2012	2011	2010
Wages and salaries	1,767,789	1,846,267	1,987,041
Change in liability for annual leave	65,274	57,628	67,604
Change in liability for long-service leave	12,452	21,295	29,606
	$1,845,515	$1,925,190	$2,084,251

7. Finance income

In AUS$	2012	2011	2010
Interest income on cash at bank:	21,256	58,301	19,522
	$21,256	$58,301	$19,522

8.  Cash and cash equivalents

In AUS$	Note	2012	2011
Cash at bank and on hand	15	898,217	1,590,333
Cash and cash equivalents in the statement of cash flows		$898,217	$1,590,333

The Joint Venture’s exposure to interest rate risk is disclosed in Note 15(e),  Financial instruments, Market risk.

9.  Trade and other receivables

In AUS$	Note	2012	2011
Trade receivables	15	196,598	143,488
		$196,598	$143,488

            The Joint Venture’s trade receivables relate mainly to the Joint Venture’s screen advertiser and credit card companies.

            The Joint Venture’s exposure to credit risk and impairment losses related to trade receivables is disclosed in Note 15(c),  Financial instruments, Credit risk.

10. Inventories

In AUS$	2012	2011
Concession stores at cost	173,411	153,899
	$173,411	$153,899

11. Property, Plant, and Equipment

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Cost
Balance at January 1, 2011	9,347,006	2,566,704	265,351	12,179,061
Additions	--	--	1,309,433	1,309,433
Transfers	1,111,257	221,080	(1,332,337)	--
Balance at December 31, 2011	$10,458,263	$2,787,784	$242,447	$13,488,494

Balance at January 1, 2012	10,458,263	2,787,784	242,446	13,488,493
Additions	--	--	783,266	783,266
Transfers	94,123	4,900	(99,023)	--
Balance at December 31, 2012	$10,552,386	$2,792,684	$926,689	$14,271,759

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Accumulated depreciation
Balance at January 1, 2011	(8,224,886)	(970,059)	--	(9,194,945)
Depreciation and amortisation	(463,815)	(91,779)	--	(555,594)
Disposals	--	--	--	--
Balance at December 31, 2011	$(8,688,701)	$(1,061,838)	$--	$(9,750,539)

Balance at January 1, 2012	(8,688,701)	(1,061,838)	--	(9,750,539)
Depreciation and amortisation	(492,890)	(104,459)	--	(597,349)
Balance at December 31, 2012	$(9,181,591)	$(1,166,297)	$--	$(10,347,888)

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Carrying amounts
At January 1, 2011	$1,122,120	$1,596,645	$265,351	$2,984,116
At December 31, 2011	1,769,563	1,725,946	242,446	3,737,955
At January 1, 2012	1,769,563	1,725,946	242,446	3,737,955
At December 31, 2012	1,370,795	1,626,387	926,689	3,923,871

12. Trade and other payables

In AUS$	Note	2012	2011
Trade payables		413,082	365,188
Non-trade payables and accruals		464,944	292,703
	15	$878,026	$657,891

The Joint Venture’s exposure to liquidity risk related to trade and other payables is disclosed in Note 15(d),  Financial instruments, Liquidity risk. Trade payables represents payments to trade creditors.  The Joint Venture makes these payments through the managing party’s shared service centre and is charged a management fee for these services.  Disclosure regarding the management fee is made in Note 19, Related parties.

13. Employee benefits

Current
In AUS$	2012	2011
Liability for annual leave	102,540	82,698
Liability for long-service leave	60,421	45,679
	$162,961	$128,377

Non-current
In AUS$	2012	2011
Liability for long-service leave	41,105	58,224
	$41,105	$58,224

14. Deferred revenue

In AUS$	2012	2011
Deferred revenue	27,683	39,068
	$27,683	$39,068

Deferred revenue mainly consists of advance funds received from vendors for the exclusive rights to supply certain concession items.  Revenue is recognised over the term of the related contract on a straight-line basis and is classified as service revenue.

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

Exposure to credit risk

            The carrying amount of the Joint Venture’s financial assets represents the maximum credit exposure.  The Joint Venture’s maximum exposure to credit risk at the reporting date was:

		Carrying Amount
In AUS$	Note	2012	2011
Trade receivables	9	$196,598	$143,488
Cash and cash equivalents	8	898,217	1,590,333

The Joint Venture’s maximum exposure to credit risk for trade receivables at the reporting date by type of customer was:

	Carrying Amount
In AUS$	2012	2011
Screen advertisers	72,181	63,696
Credit card companies	114,418	71,242
Games, machine and merchandising companies	9,999	8,550
	$196,598	$143,488

Impairment losses

None of the Company’s trade receivables are past due (2011: $nil).  There were no allowances for impairment at 31 December 2012 or 2011.

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

The only financial liabilities are trade and other payables all of which are contractually due within 12 months.  The carrying value of such liabilities at 31 December 2012 is $878,026 (2011: $657,891).

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

Interest rate risk

At the reporting date the interest rate profile of the Joint Venture’s interest-bearing financial instruments was:

Variable rate instruments	Carrying amount
In AUS$	2012	2011
Cash at bank	$855,715	$1,461,138

The Joint Venture held no fixed rate instruments during financial years 2012 or 2011.

(f) Fair values

Fair values versus carrying amounts

The fair values of financial assets and liabilities, together with the carrying amounts shown in the statement of financial position, are as follows:

	2012		2011
In AUS$	Carrying amount	Fair value	Carrying amount	Fair value
Trade receivables	$196,598	$196,598	$143,488	$143,488
Cash and cash equivalents	898,217	898,217	1,590,333	1,590,333
Trade and other payables	878,026	878,026	657,891	657,891

The basis for determining fair values is disclosed in Note 4, Determination of fair values.

(g) Capital

Capital consists of contributed equity and retained earnings. The contributed equity amount represents the initial investment in the partnership. The Managing Committee’s policy is to maintain a strong capital base so as to maintain creditor confidence and to sustain future development of the business. There were no externally imposed capital requirements during the financial years 2012 or 2011.

16. Operating leases

Leases as lessee

            Non-cancellable operating lease rentals are payable as follows:

In AUS$	2012	2011
Less than one year	1,277,754	1,277,754
Between one and five years	5,111,016	5,111,016
More than five years	1,225,244	2,506,498
Total	$7,614,014	$8,895,268

The Joint Venture leases the cinema property under a long term operating lease.

The prior year operating lease commitments have been amended to exclude property outgoings which is consistent in the current year.

17. Contingencies and capital commitments

The nature of the Joint Venture’s operations results in claims for personal injuries (including public liability and workers compensation) being received from time to time.  As at period end there were no material current or ongoing outstanding claims.

The Joint Venture has no capital commitments at 31 December 2012 (2011: $nil).

18. Reconciliation of cash flows from operating activities

In AUS$	Note	2012	2011	2010
Cash flows from operating activities
Profit for the period		3,390,207	2,948,343	2,944,992
Adjustments for:
Depreciation and amortisation	11	597,349	555,594	573,224
Interest received	7	(21,256)	(58,301)	(19,522)
Loss on disposal of property, plant, and equipment		--	--	10,771
Operating profit before changes in working capital		$3,966,300	$3,445,636	$3,509,465
Change in trade receivables	9	(53,110)	(53,892)	7,763
Change in inventories	10	(19,512)	81,620	(96,837)
Change in prepayments and other receivables		--	--	109,099
Change in trade and other payables	12	220,135	7,388	(40,721)
Change in employee benefits	13	17,466	9,195	47,027
Change in deferred revenue	14	(11,385)	(50,790)	(16,958)
Net cash from operating activities		$4,119,894	$3,439,157	$3,518,838

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

            As of 31 December 2012 the management fee payable was $nil (2011: $24,116).

20. Subsequent events

Subsequent to 31 December 2012, there were no events which would have a material effect on these financial statements.

Independent Auditors’ Report

The Management Committee and Joint Venturers
Mt. Gravatt Cinemas Joint Venture:

Report on the Financial Statements

We have audited the accompanying financial statements of Mt. Gravatt Cinemas Joint Venture, which comprise the statements of financial position as of December 31, 2012 and 2011 and the related statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of  financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Gravatt Cinemas Joint Venture as of December 31, 2012 and 2011, and the results of its operations and its cash flows each of the years in the three-year period ended December 31, 2012, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/     KPMG

Sydney, Australia

March 4, 2013

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

10.24

Bill Acceptance and Discount & Bank Guarantee Facility Agreement dated June 24, 2011, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited (filed as Exhibit 10.24 to the Company’s report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.25

Property Finance Wholesale Term Loan Facility dated June 20, 2007, among Reading Courtenay Central Limited and Westpac New Zealand Limited (filed as Exhibit 10.25 to the Company’s report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.26

Letter dated May 6, 2009, amending Property Finance Wholesale Term Loan Facility dated June 20, 2007, among Reading Courtenay Central Limited and Westpac New Zealand Limited (filed as Exhibit 10.26 to the Company’s report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.27

Letter dated February 8, 2012, amending Property Finance Wholesale Term Loan Facility dated June 20, 2007, among Reading Courtenay Central Limited and Westpac New Zealand Limited (filed as Exhibit 10.27 to the Company’s report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.28

Amended and Restated Note dated June 28, 2012 among Sutton Hill Properties, LLC in favor of Sovereign Bank, N.A., amending Promissory Note dated June 27, 2007, by Sutton Hill Properties, LLC in favor of Eurohypo AG, New York Branch (filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the period ended June 30, 2012, and incorporated herein by reference).

10.29

Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing (“Agreement”) dated June 28, 2012 among Sutton Hill Properties, LLC in favor of Sovereign Bank, N.A., amending Agreement dated June 27, 2007, by Sutton Hill Properties, LLC in favor of Eurohypo AG, New York Branch (filed as Exhibit 10.2 to the Company’s report on Form 10-Q for the period ended June 30, 2012, and incorporated herein by reference).

10.30

Credit Agreement entered into as of October 31, 2012, among Consolidated Entertainment, LLC and Bank of America (filed as Exhibit 99.1 to the Company’s report on Form 8-K dated October 31, 2012, and incorporated herein by reference).

10.31	Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed herewith).
10.32	Amendment dated October 31, 2012 to the Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed herewith).
21	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Auditors, Grant Thornton LLP (filed herewith).
23.2	Consent of Independent Auditors, Deloitte & Touche LLP (filed herewith).
23.3	Consent of Independent Auditors, KPMG Australia (filed herewith).
31.1	Certification of Principal Executive Officer dated March 19, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer dated March 19, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer dated March 19, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer dated March 19, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation *These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date: March 19, 2013	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 19, 2013
James J. Cotter

/s/ Andrzej Matyczynski	Principal Financial and Accounting Officer	March 19, 2013
Andrzej Matyczynski

/s/ James J. Cotter, Jr.	Director	March 19, 2013
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 19, 2013
Margaret Cotter

/s/ William D. Gould	Director	March 19, 2013
William D. Gould

/s/ Edward L. Kane	Director	March 19, 2013
Edward L Kane

/s/ Douglas J. McEachern	Director	March 19, 2013
Douglas J. McEachern

/s/ Tim Storey	Director	March 19, 2013
Tim Storey

/s/ Alfred Villaseñor	Director	March 19, 2013
Alfred Villaseñor