Form 10-Q
period 2013-03-31
READING INTERNATIONAL INC
filed 2013-05-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2013, there were 21,805,665 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(U.S. dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$50,778	$38,531
Time deposits	--	8,000
Receivables	8,279	8,514
Inventory	848	918
Investment in marketable securities	55	55
Restricted cash	806	2,465
Deferred tax asset	3,751	3,659
Prepaid and other current assets	4,014	3,576
Total current assets	68,531	65,718

Operating property, net	201,151	202,778
Investment and development property, net	95,303	94,922
Investment in unconsolidated joint ventures and entities	7,800	7,715
Investment in Reading International Trust I	838	838
Goodwill	23,017	22,898
Intangible assets, net	15,093	15,661
Deferred tax asset, net	8,709	8,989
Other assets	6,925	9,069
Total assets	$427,367	$428,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$16,808	$18,909
Film rent payable	6,879	6,657
Notes payable – current portion	21,943	19,714
Notes payable to related party – current portion	9,000	9,000
Taxes payable	13,237	15,234
Deferred current revenue	10,648	11,587
Other current liabilities	6,106	6,032
Total current liabilities	84,621	87,133

Notes payable – long-term portion	142,428	139,970
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	9,549	8,859
Other liabilities	33,153	33,759
Total liabilities	297,664	297,634
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,169,835 issued and 21,805,665 outstanding at March 31, 2013 and 31,951,945
issued and 21,587,775 outstanding at December 31, 2012	223	223
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at March 31, 2013 and at December 31, 2012	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2013 and December 31, 2012	--	--
Additional paid-in capital	136,811	136,754
Accumulated deficit	(67,661)	(66,993)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	62,544	61,369
Total Reading International, Inc. stockholders’ equity	127,420	126,856
Noncontrolling interests	2,283	4,098
Total stockholders’ equity	129,703	130,954
Total liabilities and stockholders’ equity	$427,367	$428,588

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Operating revenue
Cinema	$54,770	$57,402
Real estate	4,797	5,029
Total operating revenue	59,567	62,431

Operating expense
Cinema	46,035	46,333
Real estate	2,669	2,744
Depreciation and amortization	3,990	4,104
General and administrative	4,339	4,420
Total operating expense	57,033	57,601

Operating income	2,534	4,830

Interest income	49	201
Interest expense	(2,722)	(3,960)
Net loss on sale of assets	(7)	--
Other income (expense)	16	(45)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	(130)	1,026
Income tax expense	(889)	(1,625)
Loss before equity earnings of unconsolidated joint ventures and entities	(1,019)	(599)
Equity earnings of unconsolidated joint ventures and entities	347	413
Loss before discontinued operations	(672)	(186)
Income from discontinued operations, net of tax	--	77
Net loss	$(672)	$(109)
Net (income) loss attributable to noncontrolling interests	4	(130)
Net loss attributable to Reading International, Inc. common shareholders	$(668)	$(239)

Basic loss per common share attributable to Reading International, Inc. shareholders:
Loss from continuing operations	$(0.03)	$(0.01)
Earnings from discontinued operations, net	0.00	0.00
Basic loss per share attributable to Reading International, Inc. shareholders	$(0.03)	$(0.01)

Diluted loss per common share attributable to Reading International, Inc. shareholders:
Loss from continuing operations	$(0.03)	$(0.01)
Earnings from discontinued operations, net	0.00	0.00
Diluted loss per share attributable to Reading International, Inc. shareholders	$(0.03)	$(0.01)
Weighted average number of shares outstanding–basic	23,263,010	22,710,713
Weighted average number of shares outstanding–diluted	23,263,010	22,710,713

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(672)	$(109)
Foreign currency translation gain	1,012	3,997
Realized (gain) loss on available for sale investments	--	(111)
Unrealized gain (loss) on available for sale investments	(1)	99
Amortization of pension prior service costs	165	76
Comprehensive income	504	3,952
Net (income) loss attributable to noncontrolling interest	4	(130)
Comprehensive income (loss) attributable to noncontrolling interest	--	(5)
Comprehensive income attributable to Reading International, Inc.	$508	$3,817

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net loss	$(672)	$(109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss recognized on foreign currency transactions	--	(1)
Equity earnings of unconsolidated joint ventures and entities	(347)	(413)
Distributions of earnings from unconsolidated joint ventures and entities	229	642
Loss on sale of assets	7	--
Change in valuation allowance on net deferred tax assets	206	831
Gain on sale of marketable securities	--	(111)
Depreciation and amortization	3,990	4,197
Amortization of prior service costs	165	76
Amortization of above and below market leases	92	102
Amortization of deferred financing costs	283	335
Amortization of straight-line rent	237	190
Stock based compensation expense	57	80
Changes in assets and liabilities:
Decrease in receivables	252	667
Increase in prepaid and other assets	(209)	(196)
Decrease in accounts payable and accrued expenses	(2,131)	(755)
Increase in film rent payable	213	14
Decrease in taxes payable	(1,305)	(1,557)
Decrease in deferred revenue and other liabilities	(1,517)	(1,767)
Net cash provided by (used in) operating activities	(450)	2,225
Investing Activities
Acquisition of property	--	(5,510)
Purchases of and additions to property and equipment	(1,485)	(1,054)
Change in restricted cash	1,668	16
Purchase of notes receivable	--	(1,800)
Proceeds from notes receivable	1,800	--
Sale of marketable securities	--	2,974
Distributions of investment in unconsolidated joint ventures and entities	59	--
Proceeds from sale of property	--	1,903
Proceeds of time deposits	8,000	--
Net cash provided by (used in) investing activities	10,042	(3,471)
Financing Activities
Repayment of long-term borrowings	(689)	(4,329)
Proceeds from borrowings	5,000	--
Capitalized borrowing costs	(150)	--
Proceeds from the exercise of stock options	--	100
Noncontrolling interest contributions	--	2,500
Noncontrolling interest distributions	(1,811)	--
Net cash provided by (used in) financing activities	2,350	(1,729)
Effect of exchange rate on cash	305	475

Decrease in cash and cash equivalents	12,247	(2,500)
Cash and cash equivalents at the beginning of the period	38,531	31,597
Cash and cash equivalents at the end of the period	$50,778	$29,097
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$2,895	$3,910
Income taxes	$2,446	$2,571
Non-Cash Transactions
Noncontrolling interest contribution from bonus accrual	--	255

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2013

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

            The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2013 (the “March Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2012 (our “2012 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2013 Quarter”) months ended March 31, 2013 and the three (“2012 Quarter”) months ended March 31, 2012.

            In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of March 31, 2013 and our results of our operations and cash flows for the three months ended March 31, 2013.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the entire year.

Liquidity Requirements

Liberty Theatre Term Loan

As our Liberty Theater Term Loan was due to mature on April 1, 2013, the March 31, 2013 outstanding balance of this debt of $6.4 million is classified as current on our balance sheet.  On March 25, 2013, we borrowed $5.0 million on our BofA Revolver.  On April 1, 2013, we used $2.3 million of the revolver proceeds to partially repay the Liberty Theater Term Loan and we received a forbearance letter from the bank extending the loan’s term date to June 1, 2013 in exchange for a forbearance payment of $20,000.  We intend to refinance the remaining balance with similar financing.  See Note 18 – Subsequent Events.

Tax Settlement Liability

As indicated in our 2012 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, is obligated to pay $290,000 per month, $3.5 million per year, in settlement of our tax liability for the tax year ended June 30, 1997.

            For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $50.8 million of cash and cash equivalents, to meet our anticipated short-term working capital requirements for the next twelve months.

Marketable Securities

            We had investments in marketable securities of $55,000 and $55,000 at March 31, 2013 and December 31, 2012, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative income of $8,000 included in accumulated other comprehensive income at March 31, 2013.  For the three months ended March 31, 2013, our net unrealized gain (loss) on marketable securities was ($1,000).  For the three months ended March 31, 2012, our net unrealized gain (loss) on marketable securities was ($12,000).  During the three months ended March 31, 2012, we sold $3.0 million of our marketable securities with a realized gain of $111,000.  During the three months ended March 31, 2013, we did not buy or sell any marketable securities.

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

Accounting Pronouncements Adopted During 2013

No new pronouncements were adopted during the 2013 Quarter.

New Accounting Pronouncements

No new pronouncements were made pertaining to our Company’s accounting during the 2013 Quarter.

Note 2 – Equity and Stock Based Compensation

Stock-Based Compensation

During the three months ended March 31, 2013 and 2012, we issued 217,890 and 155,925, respectively, of Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants.  During the three months ended March 31, 2013, we accrued $188,000 in compensation expense associated with the vesting of executive employee stock grants. During the three months ended March 31, 2012, we accrued $238,000 in compensation expense associated with the vesting of executive employee stock grants.

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2013, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

For the 20,000 and 20,000 options granted during the three months ended March 31, 2013 and 2012, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012
Stock option exercise price	$5.55	$4.44
Risk-free interest rate	1.870%	1.830%
Expected dividend yield	--	--
Expected option life in years	5	10
Expected volatility	31.99%	31.88%
Weighted average fair value	$1.74	$1.96

            Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of $57,000 for the three months ended March 31, 2013, and $80,000 for the three months ended March 31, 2012.  At March 31, 2013, the total unrecognized estimated compensation cost related to non-vested stock options granted was $342,000, which we expect to recognize over a weighted average vesting period of 2.38 years.   40,000 options were exercised during the three months ended March 31, 2012 having a realized value of $179,000 for which we received $100,000 of cash.  There were no options exercised during the three months ended March 31, 2013.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2013 was $392,000 of which 100.0% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of March 31, 2013 and December 31, 2012:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding - January 1, 2012	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05
Granted	206,000	--	$5.94	$--
Exercised	(136,000)	--	$4.68	$--
Expired	(20,000)	--	$3.75	$--
Outstanding - December 31, 2012	672,350	185,100	$6.24	$9.90	546,350	185,100	$6.26	$9.90
Granted	20,000	--	$5.55	$--
Outstanding - March 31, 2013	692,350	185,100	$6.22	$9.90	566,350	185,100	$6.23	$9.90

            The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at March 31, 2013 and December 31, 2012 was approximately 5.04 and 5.32 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2013 and December 31, 2012 was approximately 3.93 and 4.28 years, respectively.

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

            The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2013 and 2012, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three Months Ended March 31, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$54,770	$6,710	$(1,913)	$59,567
Operating expense	47,948	2,669	(1,913)	48,704
Depreciation and amortization	2,759	1,119	--	3,878
General and administrative expense	771	120	--	891
Segment operating income	$3,292	$2,802	$--	$6,094

Three Months Ended March 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$57,402	$6,911	$(1,882)	$62,431
Operating expense	48,215	2,744	(1,882)	49,077
Depreciation and amortization	2,830	1,135	--	3,965
General and administrative expense	702	179	--	881
Segment operating income	$5,655	$2,853	$--	$8,508

Reconciliation to net loss attributable to Reading International, Inc. shareholders:	2013 Quarter	2012 Quarter
Total segment operating income	$6,094	$8,508
Non-segment:
Depreciation and amortization expense	112	139
General and administrative expense	3,448	3,539
Operating income	2,534	4,830
Interest expense, net	(2,673)	(3,759)
Other income (expense)	16	(45)
Loss on sale of assets	(7)	--
Income tax expense	(889)	(1,625)
Equity earnings of unconsolidated joint ventures and entities	347	413
Income from discontinued operations	--	77
Net loss	$(672)	$(109)
Net (income) loss attributable to noncontrolling interests	4	(130)
Net loss attributable to Reading International, Inc. common shareholders	$(668)	$(239)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2013 and December 31, 2012:

	US Dollar
	March 31, 2013	December 31, 2012
Australian Dollar	1.0409	1.0393
New Zealand Dollar	0.8360	0.8267

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

	Three Months Ended March 31,
	2013	2012
Loss from continuing operations	$(668)	$(316)
Income from discontinued operations	--	77
Net loss attributable to Reading International, Inc. common shareholders	(668)	(239)
Basic loss per common share attributable to Reading International, Inc. shareholders:
Loss from continuing operations	$(0.03)	$(0.01)
Earnings from discontinued operations, net	0.00	0.00
Basic loss per share attributable to Reading International, Inc. shareholders	$(0.03)	$(0.01)
Diluted loss per common share attributable to Reading International, Inc. shareholders:
Loss from continuing operations	$(0.03)	$(0.01)
Earnings from discontinued operations, net	0.00	0.00
Diluted loss per share attributable to Reading International, Inc. shareholders	$(0.03)	$(0.01)
Weighted average shares of common stock – basic	23,263,010	22,710,713
Weighted average shares of common stock – diluted	23,263,010	22,710,713

For the three months ended March 31, 2013 and 2012,  we recorded losses from continuing operations; therefore, we excluded 243,787 and 99,285, respectively, of in-the-money incremental stock options from the computation of diluted loss per share because they were anti-dilutive. In addition, 758,872 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2013, and 742,638 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2012.

Note 6 – Property and Equipment

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

Operating Property

            As of March 31, 2013 and December 31, 2012, we owned investments in property and equipment as follows (dollars in thousands):

Operating property	March 31, 2013	December 31, 2012
Land	$69,529	$69,370
Building and improvements	136,961	136,225
Leasehold interests	46,319	45,391
Fixtures and equipment	108,827	108,169
Total cost	361,636	359,155
Less: accumulated depreciation	(160,485)	(156,377)
Operating property, net	$201,151	$202,778

            Depreciation expense for property and equipment was $3.1 million for the three months ended March 31, 2013, and $3.8 million for the three months ended March 31, 2012.

Investment and Development Property

            As of March 31, 2013 and December 31, 2012, we owned investment and development property summarized as follows (dollars in thousands):

Investment and Development Property	March 31, 2013	December 31, 2012
Land	$77,316	$77,020
Construction-in-progress (including capitalized interest)	17,987	17,902
Investment and development property	$95,303	$94,922

            At the beginning of 2010, we curtailed development activities on our development properties and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three months ended March 31, 2013 or 2012.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of March 31, 2013 and December 31, 2012, included the following (dollars in thousands):

	Interest	March 31, 2013	December 31, 2012
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,606	1,561
205-209 East 57th Street Associates, LLC	25.0%	--	60
Mt. Gravatt	33.3%	6,194	6,094
Total investments		$7,800	$7,715

            For the three months ended March 31, 2013 and 2012, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Rialto Distribution	$21	$61
Rialto Cinemas	27	31
205-209 East 57th Street Associates, LLC	(1)	--
Mt. Gravatt	300	321
Total equity earnings	$347	$413

Note 8 – Goodwill and Intangible Assets

            In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2013 Quarter.  As of March 31, 2013 and December 31, 2012, we had goodwill consisting of the following (dollars in thousands):

2013	Cinema	Real Estate	Total
Balance as of December 31, 2012	$17,674	$5,224	$22,898
Foreign currency translation adjustment	119	--	119
Balance at March 31, 2013	$17,793	$5,224	$23,017

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three months ended March 31, 2013, the amortization expense of intangibles totaled $578,000, and, for the three months ended March 31, 2012, the amortization expense of intangibles totaled $639,000.  The accumulated amortization of intangibles includes $259,000 and $270,000 of the amortization of acquired leases which are recorded in operating expense for the three months ended March 31, 2013 and 2012, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2013	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,294	$7,254	$459	$32,007
Less: Accumulated amortization	13,335	3,174	405	16,914
Total, net	$10,959	$4,080	$54	$15,093

As of December 31, 2012	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,284	$7,254	$458	$31,996
Less: Accumulated amortization	12,873	3,059	403	16,335
Total, net	$11,411	$4,195	$55	$15,661

Note 9 – Prepaid and Other Assets

            Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Prepaid and other current assets
Prepaid expenses	$1,445	$1,150
Prepaid taxes	1,006	855
Deposits	165	373
Other	1,398	1,198
Total prepaid and other current assets	$4,014	$3,576

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	201	212
Deferred financing costs, net	1,947	2,230
Note receivable	200	2,000
Tenant inducement asset	684	716
Straight-line rent asset	2,757	2,775
Other	2	2
Total non-current assets	$6,925	$9,069

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Expected tax provision (benefit)	$77	$(27)
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	4	(483)
Foreign tax provision	233	904
Foreign withholding tax provision	268	367
Tax effect of foreign tax rates on current income	(8)	511
State and local tax provision	64	113
Tax/audit litigation settlement	251	240
Actual tax provision (benefit)	$889	$1,625

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New Zealand consolidated group of subsidiaries as of March 31, 2013.  We have provided $0.4 million in withholding tax expense in relation to those earnings. We believe the U.S. tax impact of a dividend from our Australian and New Zealand subsidiaries, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of March 31, 2013.

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

We have accrued $22.8 million in income tax liabilities as of March 31, 2013, of which $13.2 million has been classified as income taxes payable and $9.6 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $3.5 million in connection with the negotiated Tax Court judgment, dated January 6, 2011, implementing our agreement with the IRS as to the final disposition of the 1996 tax litigation matter.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending March 31, 2013 December 31, 2012, and December 31, 2011 (dollars in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Unrecognized tax benefits – gross beginning balance	$2,171	$1,974	$8,058
Gross increases – prior period tax provisions	62	197	--
Gross increases – current period tax positions	--	--	151
Settlements	--	--	(6,235)
Statute of limitations lapse	--	--	--
Unrecognized tax benefits – gross ending balance	$2,233	$2,171	$1,974

For the three months ended March 31, 2013, we recorded a change of approximately $0.1 million to our gross unrecognized tax benefits.  The net tax balance is approximately $2.2 million, of which $1.1 million would impact the effective rate if recognized.

            It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, we estimate that within the next 12 months the reserve for uncertain tax positions will increase within a range of $0.9 million to $1.8 million.  The reasons for such changes include but are not limited to tax positions expected to be taken during the next twelve months, reevaluation of current uncertain tax positions, expiring statutes of limitations, and interest related to the ”Tax Audit/Litigation” settlement which occurred January 6, 2011.

            Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2008 and earlier are barred by statutes of limitations.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2008 and afterward generally remain open for examination as of March 31, 2013.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	March 31, 2013	December 31, 2012	Maturity Date	March 31, 2013	December 31, 2012
Trust Preferred Securities	4.30%	4.31%	April 30, 2027	$27,913	$27,913
Australian NAB Corporate Term Loan	5.70%	5.82%	June 30, 2014	75,465	75,349
Australian NAB Corporate Revolver	5.70%	5.82%	June 30, 2014	--	--
Australian Shopping Center Loans	-	-	2013-2014	208	208
New Zealand Corporate Credit Facility	4.70%	4.70%	March 31, 2015	23,408	23,148
US Bank of America Revolver	3.31%	3.26%	October 31, 2017	35,000	30,000
US Bank of America Line of Credit	3.20%	3.21%	October 31, 2017	2,007	2,007
US Cinema 1, 2, 3 Term Loan	5.21%	5.24%	June 28, 2014	15,000	15,000
US Liberty Theaters Term Loan	6.20%	6.20%	April 1, 2013	6,390	6,429
US Nationwide Loan 1	0.00%	8.50%	February 21, 2013	--	593
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,893	6,950
Total				$201,284	$196,597

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for our NAB Australian Corporate Credit Facility (“NAB Loan”) and Bank of America Revolver (“BofA Revolver”), we have entered into interest rate swap agreements for all or part of these facilities.  The loan agreement together with the swap results in us paying a total fixed interest rate of 8.15% (5.50% swap contract rate plus a 2.65% margin under the loan) for our NAB Loan and a total fixed interest rate of 4.44% (1.44% swap contract rate plus a 3.00% margin under the loan) for our BofA Revolver instead of the above indicated 5.70% and 3.31%, respectively, which are the obligatorily disclosed loan rates.

Notes Payable Refinancing

US Cinema 1, 2, 3 Term Loan

            On March 20, 2013, pursuant to the loan agreement, we extended the term of our US Cinema 1, 2, 3 Term Loan by one year to June 28, 2014 for a renewal fee of $150,000.

US Bank of America Revolver

On March 25, 2013, Bank of America extended the borrowing limit on our BofA Revolver from $30.0 million to $35.0 million and we borrowed $5.0 million on this revolver.  On April 1, 2013, we used $2.3 million of the revolver proceeds to partially repay our US Liberty Theaters Term Loan.  See Note 18 – Subsequent Events.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Current liabilities
Lease liability	$5,882	$5,855
Security deposit payable	174	174
Other	50	3
Other current liabilities	$6,106	$6,032
Other liabilities
Foreign withholding taxes	$6,547	$6,480
Straight-line rent liability	9,076	8,893
Environmental reserve	1,656	1,656
Accrued pension	7,067	6,976
Interest rate swap	5,094	5,855
Acquired leases	1,911	2,078
Other payable	1,191	1,191
Other	611	630
Other liabilities	$33,153	$33,759

Included in our other liabilities are accrued pension costs of $7.1 million at March 31, 2013.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three months ended March 31, 2013 and 2012.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for any expected return on the plan assets.  For the three months ended March 31, 2013, we recognized $146,000 of interest cost and $165,000 of amortized prior service cost.  For the three months ended March 31, 2012, we recognized $89,000 of interest cost and $76,000 of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

             Total debt of unconsolidated joint ventures and entities was $694,000 and $703,000 as of March 31, 2013 and December 31, 2012.  Our share of unconsolidated debt, based on our ownership percentage, was $231,000 and $234,000 as of March 31, 2013 and December 31, 2012.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Digital Projection

We have a $15.5 million operating lease which we used to finance the implementation of digital projection in our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we anticipate that we will purchase the digital projection equipment for approximately $8.0 million and $2.0 million, respectively, with our cash on hand during 2013.

Note 14 – Noncontrolling interests

            Noncontrolling interests are composed of the following enterprises:

•	Angelika Film Centers LLC (“AFC LLC”) 50% membership interest owned by a subsidiary of iDNA, Inc.;
•	Australia Country Cinemas Pty Ltd (“ACC”) 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC 50% noncontrolling membership interest owned by Mr. James J. Cotter, Sr.; and
•	Sutton Hill Properties, LLC 25% noncontrolling interest owned by Sutton Hill Capital, LLC

            The components of noncontrolling interests are as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
AFC LLC	$29	$1,737
Australian Country Cinemas	602	601
Shadow View Land and Farming LLC	1,903	1,912
Sutton Hill Properties	(251)	(152)
Noncontrolling interests in consolidated subsidiaries	$2,283	$4,098

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
AFC LLC	$104	$178
Australian Country Cinemas	--	63
Shadow View Land and Farming LLC	(9)	(21)
Sutton Hill Properties	(99)	(90)
Net income (loss) attributable to noncontrolling interest	$(4)	$130

Summary of Controlling and Noncontrolling Stockholders’ Equity

            A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2013	$126,856	$4,098	$130,954
Net loss	(668)	(4)	(672)
Increase in additional paid in capital	57	--	57
Distributions to noncontrolling stockholders	--	(1,811)	(1,811)
Accumulated other comprehensive income (loss)	1,175	--	1,175
Equity at – March 31, 2013	$127,420	$2,283	$129,703

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2012	$123,752	$1,235	$124,987
Net loss	(239)	130	(109)
Increase in additional paid in capital	180	--	180
Contributions from noncontrolling stockholders	--	2,755	2,755
Accumulated other comprehensive income	4,056	5	4,061
Equity at – March 31, 2012	$127,749	$4,125	$131,874

Note 15 – Common Stock

Common Stock Issuance

During the three months ended March 31, 2013 and 2012, we issued 217,890 and 155,925, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grants.

Note 16 – Derivative Instruments

As more fully described in our 2012 Annual Report, we are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of the interest rate swap.  For an explanation of the impact of these swaps on our interest paid for the periods, see Note 11 – Notes Payable.

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2013:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$27,656,000	1.440%	0.284%	December 31, 2013
Interest rate swap	$81,711,000	5.500%	3.050%	June 30, 2016

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $761,000 during the three months ended March 31, 2013, and a decrease of $331,000 in interest expense during the three months ended March 31, 2012.  At March 31,

2013 and December 31, 2012, we recorded as other long-term liabilities the fair market value of our interest rate swaps of $5.1 million and $5.9 million, respectively.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 17 – Fair Value of Financial Instruments

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

As of March 31, 2013 and December 31, 2012, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

            The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of March 31, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 16 – Derivative Instruments.

            We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended March 31, 2013.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2013	2012	2013	2012
Time deposits	1	$--	$8,000	$--	$8,000
Investment in marketable securities	1	$55	$55	$55	$55
Interest rate swaps liability	2	$5,094	$5,855	$5,094	$5,855

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2013	2012		2013		2012
Notes payable	3	$164,371	$159,684		$152,381		$154,795
Notes payable to related party	N/A	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt	3	$27,913	$27,913		$11,964		$12,268

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

Note 18 - Subsequent Events

US Liberty Theaters Term Loans

On March 25, 2013, we borrowed $5.0 million on our BofA Revolver.  On April 1, 2013, we used $2.3 million of the revolver proceeds to partially repay the Liberty Theater Term Loan and we received a forbearance letter from the bank extending the loan’s term date to June 1, 2013 in exchange for a forbearance payment of $20,000.  We intend to refinance the remaining balance with similar financing.

Courtenay Central Shopping Center Expansion

On February 7, 2013, we entered into an agreement with General Distributors Limited, a subsidiary of the publicly listed Australian company Woolworths Limited (ASX: WOW), providing for the construction of a Countdown branded supermarket in our Courtenay Central Shopping Center in Wellington, New Zealand.  The Board approval conditions to that agreement were satisfied on April 10, 2013.  The agreement contemplates the construction of an approximately 42,000 square foot expansion to be leased to General Distributors Limited and an approximately 10,000 square foot reconfiguring of the existing shopping center.  The lease to General Distributors Limited is for an initial term of 20 years, and provides for an initial rent currently projected at approximately $1.4 million (NZ$1.7 million) per annum.  The obligations of the parties are subject to a number of conditions, including obtaining various land use approvals and the finalization of plans and construction cost estimates.

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

Real Estate Activities

Although we have curtailed our real estate development activities, we remain opportunistic in our acquisitions of both cinema and real estate assets.  Our business plan is to begin the build-out of our existing undeveloped properties and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.  In addition, we may sell all or portions of our properties in order to provide liquidity for other projects.  Finally, we will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

Results of Operations

            At March 31, 2013, we owned and operated 51 cinemas with 433 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand, and (v) owned 50% of a 202-acre property, zoned for the development of up to 843 single-family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

            The tables below summarize the results of operations for each of our principal business segments for the three (“2013 Quarter”) months ended March 31, 2013 and the three (“2012 Quarter”) months ended March 31, 2012, respectively (dollars in thousands):

Three Months Ended March 31, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$54,770	$6,710	$(1,913)	$59,567
Operating expense	47,948	2,669	(1,913)	48,704
Depreciation and amortization	2,759	1,119	--	3,878
General and administrative expense	771	120	--	891
Segment operating income	$3,292	$2,802	$--	$6,094

Three Months Ended March 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$57,402	$6,911	$(1,882)	$62,431
Operating expense	48,215	2,744	(1,882)	49,077
Depreciation and amortization	2,830	1,135	--	3,965
General and administrative expense	702	179	--	881
Segment operating income	$5,655	$2,853	$--	$8,508

Reconciliation to net loss attributable to Reading International, Inc. shareholders:	2013 Quarter	2012 Quarter
Total segment operating income	$6,094	$8,508
Non-segment:
Depreciation and amortization expense	112	139
General and administrative expense	3,448	3,539
Operating income	2,534	4,830
Interest expense, net	(2,673)	(3,759)
Other income (expense)	16	(45)
Loss on sale of assets	(7)	--
Income tax expense	(889)	(1,625)
Equity earnings of unconsolidated joint ventures and entities	347	413
Income from discontinued operations	--	77
Net loss	$(672)	$(109)
Net (income) loss attributable to noncontrolling interests	4	(130)
Net loss attributable to Reading International, Inc. common shareholders	$(668)	$(239)

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 51 cinema complexes with 433 screens during the 2013 Quarter and 51 cinema complexes with 429 screens during the 2012 Quarter and management fee income from 2 cinemas with 9 screens in both years. The following tables detail our cinema exhibition segment operating results for the three months ended March 31, 2013 and 2012, respectively (dollars in thousands):

Three Months Ended March 31, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$18,047	$16,003	$3,468	$37,518
Concessions revenue	7,419	5,734	1,206	14,359
Advertising and other revenues	1,358	1,315	220	2,893
Total revenues	26,824	23,052	4,894	54,770

Cinema costs	22,972	18,192	3,850	45,014
Concession costs	1,369	1,175	390	2,934
Total operating expense	24,341	19,367	4,240	47,948

Depreciation and amortization	1,618	844	297	2,759
General and administrative expense	563	208	--	771
Segment operating income	$302	$2,633	$357	$3,292

Three Months Ended March 31, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$19,523	$17,418	$3,163	$40,104
Concessions revenue	7,648	5,972	875	14,495
Advertising and other revenues	1,250	1,386	167	2,803
Total revenues	28,421	24,776	4,205	57,402

Cinema costs	23,221	18,804	3,530	45,555
Concession costs	1,243	1,200	217	2,660
Total operating expense	24,464	20,004	3,747	48,215

Depreciation and amortization	1,650	926	254	2,830
General and administrative expense	518	184	--	702
Segment operating income	$1,789	$3,662	$204	$5,655

•

Cinema revenue decreased for the 2013 Quarter $2.6 million or 4.6% compared to the same period in 2012.  The 2013 Quarter decrease was primarily due to a decrease in the U.S. and Australian box office admissions of 299,000, related to the quality of film product in 2013 compared to the same period in 2012.  This decrease in revenue was offset in part by a 50,000 increase in our New Zealand box office admissions resulting in an increase in revenue of $689,000 primarily as a result of the reopening of an earthquake damaged New Zealand multiplex in early January 2012.  Both the Australian and New Zealand results were affected by a changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense decreased for the 2013 Quarter $267,000 or 0.6% compared to the same period in 2012.  Overall, our operating expense as a percent of gross revenue increased from 84.0% to 87.5% primarily due to the decrease in box office admissions which increased our labor per admit costs and from our fixed property rent costs relative to the aforementioned decrease in revenue.  Additionally, not previously occurring during 2012, our 2013 quarterly operating expense was also affected by a net payment of $129,000 for our digital projection lease after the effect of the virtual print fees to be received from our distributors.

•

For our statement of operations, the Australian quarterly average exchange rates decreased by 1.6% and the New Zealand quarterly average exchange rates increased by 1.9% since the 2012 Quarter both of which had an impact on the individual components of our income statement.

•	Because of the above, and driven by the decreased revenue, the cinema exhibition segment income decreased for the 2013 Quarter by $2.4 million or 41.8% compared to the same period in 2012.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended March 31, 2013 and 2012, respectively (dollars in thousands):

Three Months Ended March 31, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$594	$--	$--	$594
Property rental income	416	3,706	1,994	6,116
Total revenues	1,010	3,706	1,994	6,710

Live theater costs	460	--	--	460
Property rental cost	241	1,397	571	2,209
Total operating expense	701	1,397	571	2,669

Depreciation and amortization	80	703	336	1,119
General and administrative expense	2	122	(4)	120
Segment operating income	$227	$1,484	$1,091	$2,802

Three Months Ended March 31, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$899	--	$--	$899
Property rental income	419	3,637	1,956	6,012
Total revenues	1,318	3,637	1,956	6,911

Live theater costs	515	--	--	515
Property rental cost	300	1,398	531	2,229
Total operating expense	815	1,398	531	2,744

Depreciation and amortization	78	724	333	1,135
General and administrative expense	9	157	13	179
Segment operating income	$416	$1,358	$1,079	$2,853

•

Real estate revenue decreased for the 2013 Quarter by $201,000 or 2.9% compared to the same period in 2012 primarily related to a $305,000 decrease in live theater rental revenue.  Both the Australian and New Zealand results were also affected by changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense for the real estate segment decreased for the 2013 Quarter by $75,000 or 2.7% compared to the same period in 2012.  This decrease resulted primarily from additional costs associated with our 2012 acquisition of a 202 acre land parcel in the U.S. and from legal and consulting costs incurred in 2012 and not recurring in 2013.  Our operating expense was also affected by changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•	General and administrative costs decreased for the 2013 Quarter by $59,000 or 33.0% compared to the same period in 2012 due to a legal costs incurred in 2012 not repeated in 2013.
•

For our statement of operations, the Australian quarterly average exchange rates decreased by 1.6% and the New Zealand quarterly average exchange rates increased by 1.9% since the 2012 Quarter both of which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2013 Quarter by $51,000 or 1.8% compared to the same period in 2012.

Corporate

Quarterly Results

            General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $91,000 in the 2013 Quarter compared to the 2012 Quarter primarily related to a decrease in legal fees associated with our collection of a note receivable.

            Net interest expense decreased by $1.1 million for the 2013 Quarter compared to the 2012 Quarter.  The decrease in interest expense during the 2013 Quarter was primarily due to a larger decrease in the fair value of our interest rate swap liabilities in 2013 than that noted for the same period in 2012 and to a decrease in interest rates specifically from our Trust Preferred Securities whose interest rate changed from a fixed rate of 9.22% to a variable rate of 3 month LIBOR plus 4.00% effective May 1, 2012.

            For the 2013 Quarter, our income tax expense decreased by $736,000 compared to the 2012 Quarter primarily associated with changes to the estimate of the likelihood of realizing our deferred tax assets in our Reading Australia operations.

            For the 2013 Quarter, we recorded a decrease in our equity earnings of unconsolidated joint ventures and entities of $66,000 primarily due to a decrease in distributions from our investment in Rialto Distributions.

            For the 2012 Quarter, we recorded income from discontinued operations of $77,000 associated with the sale of our Indooroopilly property in November 2012.

Net Loss Attributable to Reading International, Inc. Common Shareholders

            We recorded a net loss attributable to Reading International, Inc. common shareholders of $668,000 for the 2013 Quarter compared to a net loss of $239,000 for the 2012 Quarter which resulted primarily from our aforementioned decrease in cinema operating income.

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

Business Plan, Capital Resources, and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  Our real estate business plan is to begin development of our existing land assets, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, dispose of such assets.  Because we believe that current economic conditions present difficulties in obtaining the pre-construction leasing commitments necessary to justify commencement of construction, we are predominantly focusing our development efforts on improving and enhancing land entitlements and negotiating with end users for build to suit projects.  In addition, we review opportunities to monetize our assets where such action leads to a financially acceptable outcome.  We will also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.  We  have a $15.5 million operating lease which we used to finance the implementation of digital projection in our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we anticipate that we will purchase the digital projection equipment for approximately $8.0 million and $2.0 million, respectively, with our cash on hand during 2013.

Contractual Obligations

            The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2013 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Debt	$19,539	$84,951	$33,374	$3,500	$23,007	$--	$164,371
Notes payable to related parties	9,000	--	--	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	2,610	3,480	2,301	--	--	--	8,391
Pension liability	2	27	44	61	481	6,452	7,067
Lease obligations	26,354	31,132	27,432	23,575	20,686	77,073	206,252
Estimated interest on debt	7,103	5,946	3,756	3,011	1,797	11,064	32,677
Total	$64,608	$125,536	$66,907	$30,147	$45,971	$122,502	$455,671

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

            We adopted FASB ASC 740-10-25, Income Taxes – Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.2 million as of March 31, 2013 mainly as a result of the settlement on January 6, 2011 of the Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $694,000 and $703,000 as of March 31, 2013 and December 31, 2012.  Our share of unconsolidated debt, based on our ownership percentage, was $231,000 and $234,000 as of March 31, 2013 and December 31, 2012.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Exchange Rates
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
US$ Per Unit of Foreign Currency
1995
1998
2001
2004
2007
2010
2013
Year-end Closing Rate
Australia $
New Zealand $

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

We have a $15.5 million operating lease which we used to finance the implementation of digital projection in our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we anticipate that we will purchase the digital projection equipment for approximately $8.0 million and $2.0 million, respectively, with our cash on hand during 2013.

Liquidity Requirements

Live Theatre Term Loans

As our Liberty Theater Term Loans were due to mature on April 1, 2013, the March 31, 2013 outstanding balance of this debt of $6.4 million is classified as current on our balance sheet.  On March 25, 2013, we borrowed $5.0 million on our BofA Revolver.  On April 1, 2013, we used $2.3 million of the revolver proceeds to partially repay the Liberty Theater Term Loan and we received a forbearance letter from the bank extending the loan’s term date to June 1, 2013 in exchange for a forbearance payment of $20,000.  We intend to refinance the remaining balance with similar financing.

Tax Settlement Liability

            As indicated in our 2011 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, we are obligated to pay $290,000 per month, $3.5 million per year, in settlement for our tax liability for tax year ending June 30, 1997.

            For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $50.8 million of cash and time deposits, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash used in operations was $450,000 in the 2013 Quarter compared to $2.2 million in the 2012 Quarter.  The year-to-year decrease in cash provided by operations of $2.7 million was primarily due to a $1.6 million decrease in operational cash flows coupled with a $1.1 million change in operating assets and liabilities.

Investing Activities

            Cash provided by investing activities for the 2013 Quarter was $10.0 million compared to $3.5 million of cash used in investing activities for the 2012 Quarter, a change of $13.5 million.  The $10.0 million of cash provided by investing activities for the 2013 Quarter was primarily related to:

•	$1.7 million of a change in restricted cash;
•	$1.8 million of proceeds from a note receivable; and
•	$8.0 million of proceeds from time deposits;

offset by

•	$1.5 million in property enhancements to our existing properties.

            The $3.5 million of cash used in investing activities for the 2012 Quarter was primarily related to:

•	$1.1 million in property enhancements to our existing properties;
•	$1.8 million to purchase a note receivable; and
•	$5.5 million for the purchase of the Coachella land acquisition;

offset by

•	$1.9 million of proceeds from the sale of our Taringa properties; and
•	$3.0 million of proceeds from the sale of marketable securities.

Financing Activities

Cash provided by financing activities for the 2013 Quarter was $2.4 million compared to $1.7 million of cash used in financing activities for the same period in 2012 resulting in a change of $4.1 million.  The $2.4 million in cash provided by financing activities during the 2013 Quarter was primarily related to:

•	$5.0 million of borrowing from our Bank of America line of credit;

offset by

•	$689,000 of loan repayments; and
•	$1.8 million in noncontrolling interests’ distributions.

The $1.7 million in cash used in financing activities during the 2012 Quarter was primarily related to:

•	$2.5 million in noncontrolling interests’ contributions;

offset by

•	$4.3 million of loan repayments including $2.1 million in payments on our GE Capital Loan and $1.8 million in payments on our NAB term debt.

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

We discuss these critical accounting policies in our 2012 Annual Report and advise you to refer to that discussion.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $761,000 during the three months ended March 31, 2013, and an decrease of  $331,000 in interest expense during the three months ended March 31, 2012, respectively.  At March 31, 2013 and December 31, 2012, we recorded the fair market value of our interest rate swaps of $5.1 million and $5.9 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

            Where we are the defendants, we accrue for probable damages, which insurance may not cover, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  There have been no material changes to our litigation exposure since our 2012 Annual Report.

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

At March 31, 2013, approximately 55%  and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $34.5 million in cash and cash equivalents.  At December 31, 2012, approximately 51% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $19.8 million in cash and cash equivalents.

            Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $1.0 million for the three months ended March 31, 2013.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

            Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 63% and 48% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $14.9 million and $3.7 million, respectively, and the change in our quarterly net income (loss) would be $23,000 and $21,000, respectively.  Presently, we have no plan to hedge such exposure.

            We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2013 and December 31, 2012, we have recorded a cumulative unrealized foreign currency translation gain of approximately $65.6 million and $64.6 million, respectively.

            Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

            While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $171,000 increase or decrease in our 2013 Quarter’s Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our annual report on Form 10-K filed on March 19, 2013 with the SEC for the fiscal year ended December 31, 2012.

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

READING INTERNATIONAL, INC.

Date:	May 9, 2013	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	May 9, 2013	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Cotter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reading International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles;

c.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
d.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

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
James J. Cotter
Chief Executive Officer
May 9, 2013

EXHIBIT 31.2

CERTIFICATIONS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrzej Matyczynski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reading International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles;

c.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
d.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

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
May 9, 2013

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Reading International, Inc. (the “Company”), for purposes of 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

•

The Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2013 as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934; and

•	The information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  May 9, 2013

/s/ James J. Cotter

Name:            James J. Cotter

Title:            Chief Executive Officer

/s/ Andrzej Matyczynski

Name:            Andrzej Matyczynski

Title:            Chief Financial Officer