Form 10-Q
period 2013-06-30
READING INTERNATIONAL INC
filed 2013-08-08
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 8, 2013, there were 21,890,029 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(U.S. dollars in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$42,362	$38,531
Time deposits	--	8,000
Receivables	8,548	8,514
Inventory	810	918
Investment in marketable securities	58	55
Restricted cash	788	2,465
Deferred tax asset	3,324	3,659
Prepaid and other current assets	3,409	3,576
Assets held for sale	11,344	--
Total current assets	70,643	65,718

Operating property, net	184,547	202,778
Investment and development property, net	74,119	94,922
Investment in unconsolidated joint ventures and entities	7,013	7,715
Investment in Reading International Trust I	838	838
Goodwill	21,702	22,898
Intangible assets, net	14,521	15,661
Deferred tax asset, net	6,920	8,989
Other assets	6,661	9,069
Total assets	$386,964	$428,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$16,309	$18,909
Film rent payable	9,699	6,657
Notes payable – current portion	79,406	19,714
Notes payable to related party – current portion	--	9,000
Income taxes payable	13,398	15,234
Deferred current revenue	9,383	11,587
Other current liabilities	6,132	6,032
Total current liabilities	134,327	87,133

Notes payable – long-term portion	67,352	139,970
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	8,803	8,859
Other liabilities	31,835	33,759
Total liabilities	270,230	297,634
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,241,699 issued and 21,877,529 outstanding at June 30, 2013 and 31,951,945
issued and 21,587,775 outstanding at December 31, 2012	224	223
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at June 30, 2013 and at December 31, 2012	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2013 and December 31, 2012	--	--
Additional paid-in capital	136,984	136,754
Accumulated deficit	(63,525)	(66,993)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	42,913	61,369
Total Reading International, Inc. stockholders’ equity	112,099	126,856
Noncontrolling interests	4,635	4,098
Total stockholders’ equity	116,734	130,954
Total liabilities and stockholders’ equity	$386,964	$428,588

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating revenue
Cinema	$64,659	$57,988	$119,429	$115,390
Real estate	4,983	4,959	9,780	9,988
Total operating revenue	69,642	62,947	129,209	125,378

Operating expense
Cinema	51,095	46,465	97,130	92,798
Real estate	2,730	2,582	5,399	5,326
Depreciation and amortization	3,650	3,917	7,640	8,021
General and administrative	4,401	4,326	8,738	8,746
Total operating expense	61,876	57,290	118,907	114,891

Operating income	7,766	5,657	10,302	10,487

Interest income	199	193	248	393
Interest expense	(2,835)	(5,876)	(5,557)	(9,836)
Net loss on sale of assets	--	(2)	(7)	(2)
Other income	113	68	128	23
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	5,243	40	5,114	1,065
Income tax expense	(1,500)	(259)	(2,389)	(1,884)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	3,743	(219)	2,725	(819)
Equity earnings of unconsolidated joint ventures and entities	432	399	779	812
Income (loss) before discontinued operations	4,175	180	3,504	(7)
Income from discontinued operations, net of tax	--	44	--	120
Net income	$4,175	$224	$3,504	$113
Net (income) loss attributable to noncontrolling interests	(40)	15	(36)	(116)
Net income (loss) attributable to Reading International, Inc. common shareholders	$4,135	$239	$3,468	$(3)

Basic earnings (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.18	$0.01	$0.15	$(0.01)
Earnings from discontinued operations, net	0.00	0.00	0.00	0.01
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.18	$0.01	$0.15	$0.00

Diluted earnings (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.18	$0.01	$0.15	$(0.01)
Earnings from discontinued operations, net	0.00	0.00	0.00	0.01
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.18	$0.01	$0.15	$0.00
Weighted average number of shares outstanding–basic	23,344,057	23,009,209	23,305,466	22,969,392
Weighted average number of shares outstanding–diluted	23,447,250	23,177,815	23,408,659	22,969,392

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,175	$224	$3,504	$113
Foreign currency translation gain (loss)	(19,874)	(3,206)	(18,863)	789
Realized gain on available for sale investments	--	--	--	(109)
Unrealized gain on available for sale investments	6	3	5	102
Amortization of pension prior service costs	165	76	330	152
Comprehensive loss	(15,528)	(2,903)	(15,024)	1,047
Net (income) loss attributable to noncontrolling interest	(40)	15	(36)	(116)
Comprehensive income attributable to noncontrolling interest	71	9	72	4
Comprehensive loss attributable to Reading International, Inc.	$(15,497)	$(2,879)	$(14,988)	$935

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$3,504	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Gain (loss) recognized on foreign currency transactions	33	(19)
Equity earnings of unconsolidated joint ventures and entities	(779)	(812)
Distributions of earnings from unconsolidated joint ventures and entities	600	911
Loss on sale of assets	7	2
Change in valuation allowance on net deferred tax assets	1,007	373
Gain on sale of marketable securities	--	(109)
Depreciation and amortization	7,640	8,204
Amortization of prior service costs	330	152
Amortization of above and below market leases	183	204
Amortization of deferred financing costs	563	657
Amortization of straight-line rent	406	395
Stock based compensation expense	130	213
Changes in assets and liabilities:
(Increase) decrease in receivables	(569)	232
(Increase) decrease in prepaid and other assets	(692)	170
Decrease in accounts payable and accrued expenses	(1,600)	(302)
Increase (decrease) in film rent payable	3,492	(222)
Decrease in taxes payable	(2,070)	(1,921)
Decrease in deferred revenue and other liabilities	(2,697)	(1)
Net cash provided by operating activities	9,488	8,240
Investing Activities
Acquisition of property	--	(5,510)
Purchases of and additions to property and equipment	(3,424)	(3,188)
Change in restricted cash	1,657	33
Purchase of notes receivable	--	(1,800)
Proceeds from notes receivable	2,000	--
Sale of marketable securities	--	2,974
Distributions of investment in unconsolidated joint ventures and entities	59	132
Proceeds from sale of property	--	1,862
Purchase of time deposits	--	(8,000)
Proceeds of time deposits	8,000	--
Net cash provided by (used in) investing activities	8,292	(13,497)
Financing Activities
Repayment of long-term borrowings	(22,097)	(22,510)
Proceeds from borrowings	12,500	15,945
Capitalized borrowing costs	(103)	(445)
Proceeds from the exercise of stock options	200	308
Noncontrolling interest contributions	263	3,275
Noncontrolling interest distributions	(2,016)	--
Net cash used in financing activities	(11,253)	(3,427)
Effect of exchange rate on cash	(2,696)	(235)

Increase (decrease) in cash and cash equivalents	3,831	(8,919)
Cash and cash equivalents at the beginning of the period	38,531	31,597
Cash and cash equivalents at the end of the period	$42,362	$22,678
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$5,981	$7,912
Income taxes	3,961	3,706
Non-Cash Transactions
Noncontrolling interest contribution in exchange for debt reduction - related party	$2,250	$--
Acquisition of noncontrolling interest	101	--
Noncontrolling interest contribution from bonus accrual	--	255

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2013

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

            The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2013 (the “June Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2012 (our “2012 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2013 Quarter”) and six (“2013 Six Months”) months ended June 30, 2013 and the three (“2012 Quarter”) and six (“2012 Six Months”) months ended June 30, 2012.

            In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of June 30, 2013 and our results of our operations and cash flows for the three and six months ended June 30, 2013 and 2012 have been made.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the entire year.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

            As indicated in our 2012 Annual Report, the term of our Australian NAB Corporate Term Loan matures on June 30, 2014.  Accordingly, the outstanding balance of this debt of $62.3 million (AUS$68.0 million) is classified as current on our June 30, 2013 balance sheet.  The Australian NAB Corporate Term Loan is secured by the majority of our theater and entertainment-themed retail center (“ETRC”) properties in Australia.

            Additionally, the term of our US Cinema 1, 2, 3 Term Loan matures on June 27, 2014.  Accordingly, the outstanding balance of this debt of $15.0 million is classified as current on our June 30, 2013 balance sheet.

            We are currently in the process of renegotiating these loans with our current lenders while also seeking possible replacement loans with other lenders.  While no assurances can be given that we will be successful, we currently anticipate that these loans will either be extended or replaced prior to their maturities.

Liberty Theatre Term Loans

On May 29, 2013, we replaced our Liberty Theater Term Loan with a loan securitized by our Orpheum and Minetta Lane theaters with a note balance of $7.5 million.  For more details on this new loan, see Note 11 – Notes Payable.

Tax Settlement Liability

            As indicated in our 2012 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, we are obligated to pay $290,000 per month, $3.5 million per year, in settlement of our tax liability for the tax year ended June 30, 1997.

            For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $42.4 million of cash and cash equivalents, to meet our anticipated short-term working capital requirements for the next twelve months.

Marketable Securities

We had investments in marketable securities of $58,000 and $55,000 at June 30, 2013 and December 31, 2012, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative gain of $14,000 included in accumulated other comprehensive income at June 30, 2013.  For the three and six months ended June 30, 2013, our net unrealized gain on marketable securities was $6,000 and $5,000, respectively.  For the three and six months ended June 30, 2012, our net unrealized gain (loss) on marketable securities was $3,000 and ($7,000), respectively.  During the six months ended June 30, 2012, we sold $3.0 million of our marketable securities with a realized gain of $3,000.  During the six months ended June 30, 2013, we did not buy or sell any marketable securities.

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

Accounting Pronouncements Adopted During 2013

No new pronouncements were adopted during the six months ended June 30, 2013.

New Accounting Pronouncements

No new pronouncements were made pertaining to our Company’s accounting during the six months ended June 30, 2013.

Note 2 – Equity and Stock Based Compensation

Stock-Based Compensation

During the six months ended June 30, 2013 and 2012, we issued 217,890 and 155,925, respectively, of Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants.  During the three and six months ended June 30, 2013, we accrued $188,000 and $376,000, respectively, in compensation expense associated with the vesting of executive employee stock grants. During the three and six months ended June 30, 2012, we accrued $238,000 and $476,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock and Class B Voting Common Stock.  Currently we issue options under our 2010 Stock Incentive Plan.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and six months ended June 30, 2013 and 2012, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

For the 50,000 and 40,000 options granted during the six months ended June 30, 2013 and 2012, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012
Stock option exercise price	$5.89	$4.99
Risk-free interest rate	2.260%	1.710%
Expected dividend yield	--	--
Expected option life in years	5	10
Expected volatility	31.89%	31.87%
Weighted average fair value	$1.89	$2.19

Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of $77,000 and $130,000 for the three and six months ended June 30, 2013, respectively, and $89,000 and $169,000 for the three and six months ended June 30, 2012, respectively.  At June 30, 2013, the total unrecognized estimated compensation cost related to non-vested stock options granted was $241,000, which we expect to recognize over a weighted average vesting period of 2.16 years.  50,000 options were exercised during the six months ended June 30, 2013 having an intrinsic value of $99,500 for which we received $200,500 of cash and 95,000 options were exercised during the six months ended June 30, 2012 having an intrinsic value of $136,000 for which we received $308,000 of cash.    Additionally, 75,000 options were exercised during the six months ended June 30, 2013 having an intrinsic value of $124,000 for which we did not receive any cash but the employee elected to exchange 53,136 personally owned shares of the company at a market price of $5.66 per share for the 75,000 shares based on an exercise price of $4.01 for the related options.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2013 was $372,000 of which 92.8% are currently exercisable.

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

            We had the following stock options outstanding and exercisable as of June 30, 2013 and December 31, 2012:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding - January 1, 2012	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05
Granted	206,000	--	$5.94	$--
Exercised	(136,000)	--	$4.68	$--
Expired	(20,000)	--	$3.75	$--
Outstanding - December 31, 2012	672,350	185,100	$6.24	$9.90	546,350	185,100	$6.26	$9.90
Granted	50,000	--	$5.89	$--
Exercised	(125,000)	--	$4.01	$--
Outstanding - June 30, 2013	597,350	185,100	$6.67	$9.90	471,350	185,100	$6.81	$9.90

            The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at June 30, 2013 and December 31, 2012 was approximately 5.19 and 5.32 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2013 and December 31, 2012 was approximately 3.99 and 4.28 years, respectively.

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

            The tables below summarize the results of operations for each of our principal business segments for the three and six months ended June 30, 2013 and 2012, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three Months Ended June 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$64,659	$6,896	$(1,913)	$69,642
Operating expense	53,008	2,730	(1,913)	53,825
Depreciation and amortization	2,525	1,015	--	3,540
General and administrative expense	801	214	--	1,015
Segment operating income	$8,325	$2,937	$--	$11,262

Three Months Ended June 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$57,988	$6,841	$(1,882)	$62,947
Operating expense	48,347	2,582	(1,882)	49,047
Depreciation and amortization	2,733	1,087	--	3,820
General and administrative expense	782	146	--	928
Segment operating income	$6,126	$3,026	$--	$9,152

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2013 Quarter	2012 Quarter
Total segment operating income	$11,262	$9,152
Non-segment:
Depreciation and amortization expense	110	97
General and administrative expense	3,386	3,398
Operating income	7,766	5,657
Interest expense, net	(2,636)	(5,683)
Other income	113	68
Loss on sale of assets	--	(2)
Income tax expense	(1,500)	(259)
Equity earnings of unconsolidated joint ventures and entities	432	399
Income from discontinued operations	--	44
Net income	$4,175	$224
Net (income) loss attributable to noncontrolling interests	(40)	15
Net income attributable to Reading International, Inc. common shareholders	$4,135	$239

Six Months Ended June 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$119,429	$13,606	$(3,826)	$129,209
Operating expense	100,956	5,399	(3,826)	102,529
Depreciation and amortization	5,285	2,134	--	7,419
General and administrative expense	1,571	334	--	1,905
Segment operating income	$11,617	$5,739	$--	$17,356

Six Months Ended June 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$115,390	$13,753	$(3,765)	$125,378
Operating expense	96,563	5,326	(3,765)	98,124
Depreciation and amortization	5,563	2,222	--	7,785
General and administrative expense	1,484	325	--	1,809
Segment operating income	$11,780	$5,880	$--	$17,660

Reconciliation to net income attributable	2013 Six	2012 Six
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$17,356	$17,660
Non-segment:
Depreciation and amortization expense	221	236
General and administrative expense	6,833	6,937
Operating income	10,302	10,487
Interest expense, net	(5,309)	(9,443)
Other income	128	23
Loss on sale of assets	(7)	(2)
Income tax expense	(2,389)	(1,884)
Equity earnings of unconsolidated joint ventures and entities	779	812
Income from discontinued operations	--	120
Net income	$3,504	$113
Net income attributable to noncontrolling interests	(36)	(116)
Net income (loss) attributable to Reading International, Inc. common shareholders	$3,468	$(3)

Note 4 – Operations in Foreign Currency

            We have significant assets in Australia and New Zealand.  To the extent possible, we conduct our Australian and New Zealand operations on a self-funding basis.  The carrying value of our Australian and New Zealand assets and liabilities fluctuate due to changes in the exchange rates between the U.S. dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar).  We have no derivative financial instruments to hedge against the risk of foreign currency exposure.

            Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2013 and December 31, 2012:

	U.S. Dollar
	June 30, 2013	December 31, 2012
Australian Dollar	0.9165	1.0393
New Zealand Dollar	0.7755	0.8267

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$4,135	$195	$3,468	$(123)
Income from discontinued operations	--	44	--	120
Net income (loss) attributable to Reading International, Inc. common shareholders	4,135	239	3,468	(3)
Basic earnings (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.18	$0.01	$0.15	$(0.01)
Earnings from discontinued operations, net	0.00	0.00	0.00	0.01
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.18	$0.01	$0.15	$0.00
Diluted earnings (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.18	$0.01	$0.15	$(0.01)
Earnings from discontinued operations, net	0.00	0.00	0.00	0.01
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.18	$0.01	$0.15	$0.00
Weighted average shares of common stock – basic	23,344,057	23,009,209	23,305,466	22,969,392
Weighted average shares of common stock – diluted	23,447,250	23,177,815	23,408,659	22,969,392

For the three and six months ended June 30, 2013, the weighted average common stock – diluted included 103,193 of common stock compensation and in-the-money incremental stock options and for the three months ended June 30, 2012, the weighted average common stock – diluted included 168,606 of common stock compensation and in-the-money incremental stock options.  For the six months ended June 30, 2012, we recorded losses from continuing operations; therefore, we excluded 168,606 of in-the-money incremental stock options from the computation of diluted loss per share because they were anti-dilutive.  In addition, 741,861 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2013, and 692,789 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2012.

Note 6 – Property and Equipment

Acquisitions

Coachella, California Land Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 843 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million which currently has a net carrying value of $4.0 million.  The property was acquired as a long-term investment in developable land. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.

Disposals

Indooroopilly Sale

            On November 20, 2012, we sold our Indooroopilly property for $12.4 million (AUS$12.0 million).  This property’s operational results are included in income (loss) from discontinued operations on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012. The condensed statement of operations for Indooroopilly is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$--	$196	$--	$418
Less: operating expense	--	152	--	298
Income (loss) from discontinued operations, net of tax	$--	$44	$--	$120

Taringa Sale

On February 21, 2012, we sold our three properties in the Taringa area of Brisbane, Australia consisting of approximately 1.1 acres for $1.9 million (AUS$1.8 million).

Property Held for Sale – Moonee Ponds

            In May 2013, we announced our intent to sell and began actively marketing our 3.3-acre Moonee Pond property in Australia.  The current carrying value of this property on our books is $11.3 million (AUS$12.4 million) which has been reclassified from property held for development to land held for sale on our June 30, 2013 condensed consolidated balance sheet.

Operating Property

As of June 30, 2013 and December 31, 2012, property associated with our operating activities is summarized as follows (dollars in thousands):

Operating property	June 30, 2013	December 31, 2012
Land	$65,582	$69,370
Building and improvements	124,507	136,225
Leasehold interests	43,762	45,391
Fixtures and equipment	101,806	108,169
Total cost	335,657	359,155
Less: accumulated depreciation	(151,110)	(156,377)
Operating property, net	$184,547	$202,778

            Depreciation expense for property and equipment was $3.5 million and $7.1 million for the three and six months ended June 30, 2013, respectively, and $4.0 million and $7.5 million for the three and six months ended June 30, 2012, respectively.

Investment and Development Property

As of June 30, 2013 and December 31, 2012, our investment and development property is summarized as follows (dollars in thousands):

Investment and Development Property	June 30, 2013	December 31, 2012
Land	$59,869	$77,020
Construction-in-progress (including capitalized interest)	14,250	17,902
Investment and development property	$74,119	$94,922

At the beginning of 2010, we curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three and six months ended June 30, 2013 or 2012.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of June 30, 2013 and December 31, 2012, included the following (dollars in thousands):

	Interest	June 30, 2013	December 31, 2012
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,528	1,561
205-209 East 57th Street Associates, LLC	25.0%	--	60
Mt. Gravatt	33.3%	5,485	6,094
Total investments		$7,013	$7,715

For the three and six months ended June 30, 2013 and 2012, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rialto Distribution	$20	$51	$41	$112
Rialto Cinemas	40	26	68	57
205-209 East 57th Street Associates, LLC	--	--	(1)	--
Mt. Gravatt	372	322	671	643
Total equity earnings	$432	$399	$779	$812

Note 8 – Goodwill and Intangible Assets

            In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2013 Quarter.  As of June 30, 2013 and December 31, 2012, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2012	$17,674	$5,224	$22,898
Foreign currency translation adjustment	(1,196)	--	(1,196)
Balance at June 30, 2013	$16,478	$5,224	$21,702

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three and six months ended June 30, 2013, the amortization expense of intangibles totaled $457,000 and $1.0 million, respectively, and, for the three and six months ended June 30, 2012, the amortization expense of intangibles totaled $572,000 and $1.2 million, respectively.  The accumulated amortization of intangibles includes $517,000 and $540,000 of the amortization of acquired leases which are recorded in operating expense for the six months ended June 30, 2013 and 2012, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2013	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,185	$7,254	$453	$31,892
Less: Accumulated amortization	13,631	3,288	452	17,371
Total, net	$10,554	$3,966	$1	$14,521

As of December 31, 2012	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,284	$7,254	$458	$31,996
Less: Accumulated amortization	12,873	3,059	403	16,335
Total, net	$11,411	$4,195	$55	$15,661

Note 9 – Prepaid and Other Assets

            Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Prepaid and other current assets
Prepaid expenses	$1,192	$1,150
Prepaid taxes	741	855
Prepaid rent	962	1,079
Deposits	363	373
Other	151	119
Total prepaid and other current assets	$3,409	$3,576

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	167	212
Deferred financing costs, net	2,217	2,230
Interest rate cap at fair value	136	--
Note receivable	--	2,000
Tenant inducement asset	574	716
Straight-line rent asset	2,432	2,775
Other	1	2
Total non-current assets	$6,661	$9,069

Note 10 – Income Tax

            The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected tax provision	$1,951	$174	$2,028	$659
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	(1,846)	(241)	(1,915)	(668)
Foreign tax provision	808	(414)	1,041	490
Foreign withholding tax provision	268	273	536	640
Tax effect of foreign tax rates on current income	(105)	67	(113)	8
State and local tax provision	173	158	237	272
Tax/audit litigation settlement	251	242	575	483
Actual tax provision	$1,500	$259	$2,389	$1,884

Pursuant to FASB ASC 740-10 – Income Taxes (“ FASB ASC 740-10”), a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New Zealand consolidated group of subsidiaries as of June 30, 2013.  We have provided $0.4 million in withholding tax expense in relation to those earnings. We believe the U.S. tax impact of a dividend from our Australian and New Zealand subsidiaries, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of June 30, 2013.

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  In accordance with FASB ASC 740-10, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  FASB ASC 740-10 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.

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

We have accrued $22.2 million in income tax liabilities as of June 30, 2013, of which $13.4 million has been classified as income taxes payable under current liabilities and $8.8 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $3.5 million in connection with the negotiated Tax Court judgment, dated January 6, 2011, implementing our agreement with the IRS as to the final disposition of the 1996 tax litigation matter.  We believe that the $22.2 million represents an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes.

            In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“FASB ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending June 30, 2013 and December 31, 2012, and December 31, 2011 (dollars in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Unrecognized tax benefits – gross beginning balance	$2,171	$1,974	$8,058
Gross increases – prior period tax provisions	164	197	--
Gross increases – current period tax positions	--	--	151
Settlements	--	--	(6,235)
Unrecognized tax benefits – gross ending balance	$2,335	$2,171	$1,974

            For the three months ended June 30, 2013, we recorded a change of approximately $0.1 million to our gross unrecognized tax benefits.  The net tax balance is approximately $2.3 million, of which $1.2 million would impact the effective rate if recognized.

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

            Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico. Generally, changes to our federal and most state income tax returns for the calendar year 2008 and earlier are barred by statutes of limitations.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2009 and afterward generally remain open for examination as of June 30, 2013.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	June 30, 2013 Interest Rate	December 31, 2012 Interest Rate	Maturity Date	June 30, 2013 Balance	December 31, 2012 Balance
Trust Preferred Securities	4.28%	4.31%	April 30, 2027	$27,913	$27,913
Australian NAB Corporate Term Loan	5.22%	5.82%	June 30, 2014	62,322	75,349
Australian NAB Corporate Revolver	5.22%	5.82%	June 30, 2014	--	--
Australian Shopping Center Loans	--	--	2013-2014	137	208
New Zealand Corporate Credit Facility	4.70%	4.70%	March 31, 2015	21,714	23,148
US Bank of America Revolver	3.28%	3.26%	October 31, 2017	33,250	30,000
US Bank of America Line of Credit	3.20%	3.21%	October 31, 2017	--	2,007
US Cinema 1, 2, 3 Term Loan	5.20%	5.24%	June 27, 2014	15,000	15,000
US Liberty Theaters Term Loan	--	6.20%	April 1, 2013	--	6,429
US Minetta & Orpheum Theatres Loan	2.94%	--	June 1, 2018	7,500	--
US Nationwide Loan 1	--	8.50%	February 21, 2013	--	593
US Sutton Hill Capital Note – Related Party	--	8.25%	June 18, 2013	--	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,835	6,950
Total				$174,671	$196,597

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for both our Australian NAB Corporate Credit Facility (“NAB Loan”) and our U.S. Bank of America Revolver (“BofA Revolver”), we have entered into interest rate swap agreements for all or part of these facilities.  The loan agreement together with the swap results in us paying a total fixed interest rate of 7.90% (5.50% swap contract rate plus a 2.40% margin under the loan) for our NAB Loan and a total fixed interest rate of 4.44% (1.44% swap contract rate plus a 3.00% margin under the loan) for our BofA Revolver instead of the above indicated 5.70% and 3.28%, respectively, which are the obligatorily disclosed loan rates.  Additionally, on June 3, 2013, we entered into a new swap agreement for our BofA Revolver which will take effect on December 31, 2014 (see Note 17 – Derivative Instruments).

Notes Payable Refinancing and Payoff

US Bank of America Line of Credit

On June 28, 2013, we repaid the entire $2.0 million outstanding balance on our $5.0 million Bank of America line of credit.

US Sutton Hill Capital Note – Related Party

            On June 18, 2013, we repaid our 8.25% note to Sutton Hill Capital (“SHC”) for $9.0 million. As the debtor on this note was Sutton Hill Properties, LLC, in which we have a 75% interest, the note was, in effect, paid $6.75 million by us and $2.25 million by our co-investor.

US Minetta and Orpheum Theatres Loan

            On May 29, 2013, we refinanced our Liberty Theaters loan with a $7.5 million loan securitized by our Minetta and Orpheum theatres, having a maturity date of June 1, 2018, and bearing an interest rate of LIBOR plus a 2.75% margin with a LIBOR rate cap of 4.00% plus the 2.75% margin.  See Note 16 – Derivative Instruments.

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

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Current liabilities
Lease liability	$5,900	$5,855
Security deposit payable	186	174
Other	46	3
Other current liabilities	$6,132	$6,032
Other liabilities
Foreign withholding taxes	$6,614	$6,480
Straight-line rent liability	9,062	8,893
Environmental reserve	1,656	1,656
Accrued pension	7,141	6,976
Interest rate swap	4,150	5,855
Acquired leases	1,733	2,078
Other payable	904	1,191
Other	575	630
Other liabilities	$31,835	$33,759

Included in our other liabilities are accrued pension costs of $7.1 million at June 30, 2013.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three or six months ended June 30, 2013 and 2012.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for any expected return on the plan assets.  For the three and six months ended June 30, 2013, we recognized $74,000 and $165,000, respectively, of interest cost and $165,000 and $330,000, respectively, of amortized prior service cost.  For the three and six months ended June 30, 2012, we recognized $87,000 and $177,000, respectively, of interest cost and $76,000 and $152,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

             Total debt of unconsolidated joint ventures and entities was $644,000 and $703,000 as of June 30, 2013 and December 31, 2012.  Our share of unconsolidated debt, based on our ownership percentage, was $215,000 and $234,000 as of June 30, 2013 and December 31, 2012.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Digital Projection

We financed  a $15.5 million purchase of digital projection equipment with an operating lease for our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we are under contract to purchase similar digital projection equipment for approximately $8.6 million and $2.5 million, respectively, with our cash on hand during the third quarter of 2013.

Note 14 – Noncontrolling interests

The components of noncontrolling interests are as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
AFC LLC	$--	$1,737
Australian Country Cinemas	548	601
Shadow View Land and Farming LLC	1,897	1,912
Sutton Hill Properties ("SHP")	2,190	(152)
Noncontrolling interests in consolidated subsidiaries	$4,635	$4,098

            The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
AFC LLC	$69	$116	$173	$294
Australian Country Cinemas	48	9	48	72
Shadow View Land and Farming LLC	(6)	(34)	(15)	(56)
Sutton Hill Properties	(71)	(106)	(170)	(194)
Net income (loss) attributable to noncontrolling interest	$40	$(15)	$36	$116

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2013	$126,856	$4,098	$130,954
Net income	3,468	36	3,504
Increase in additional paid in capital	231	76	307
Contributions from noncontrolling stockholders - SHP	--	2,513	2,513
Distributions to noncontrolling stockholders	--	(2,016)	(2,016)
Accumulated other comprehensive loss	(18,456)	(72)	(18,528)
Equity at – June 30, 2013	$112,099	$4,635	$116,734

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2012	$123,752	$1,235	$124,987
Net income (loss)	(3)	116	113
Increase in additional paid in capital	521	--	521
Contributions from noncontrolling stockholders	--	3,275	3,275
Accumulated other comprehensive income	938	(4)	934
Equity at – June 30, 2012	$125,208	$4,622	$129,830

AFC LLC Acquisition of Noncontrolling Interest

On June 28, 2013, we acquired the interest in AFC LLC that we did not already own in consideration of the release of certain claims we held against the owner of that interest under a guaranty agreement.  The removal of the AFC LLC noncontrolling interest balance of $76,000 was reflected as a change in our additional paid in capital pursuant to FASB ASC 810-10-45.

Note 15 – Common Stock

Common Stock Issuance

During the six months ended June 30, 2013 and 2012, we issued 217,890 and 155,925, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grants.

            50,000 options were exercised during the six months ended June 30, 2013 having an intrinsic value of $99,500 for which we received $200,500 of cash and 95,000 options were exercised during the six months ended June 30, 2012 having an intrinsic value of $136,000 for which we received $308,000 of cash. Additionally, 75,000 options were exercised during the six months ended June 30, 2013 having an intrinsic value of $124,000 for which we did not receive any cash but the employee elected to exchange 53,136 personally owned shares of the company at a market price of $5.66 per share for the 75,000 shares based on an exercise price of $4.01 for the related options.

Note 16 – Derivative Instruments

As more fully described in our 2012 Annual Report, we are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of interest rate swaps or fix the maximum variable rate with an interest rate cap.  For an explanation of the impact of swaps on our interest paid for the periods presented, see Note 11 – Notes Payable.

As part of our new US Minetta and Orpheum Theatres Loan, we entered into a five year LIBOR rate cap of 4.00% with a loan margin of 2.75%.  See Note 11 – Notes Payable. Additionally, on June 3, 2013, we entered into a new swap agreement for our BofA Revolver which will take effect on December 31, 2014 with a pay fixed rate of 1.15% and an expiration date of October 31, 2017.

The following table sets forth the terms of our interest rate swap and cap derivative instruments at June 30, 2013:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$26,250,000	1.440%	0.276%	December 31, 2013
Interest rate swap	$67,821,000	5.500%	3.080%	June 30, 2016
Interest rate cap	$7,500,000	4.000%	n/a	June 1, 2018

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $944,000 and $1.7 million during the three and six months ended June 30, 2013, respectively, and an increase of  $1.8 million and $1.5 million in interest expense during the three and six months ended June 30, 2012, respectively.  At June 30, 2013 and December 31, 2012, we recorded as other long-term liabilities the fair market value of our interest rate swaps of $4.2 million and $5.9 million, respectively.  Additionally, at June 30, 2013, we recorded as an other long-term asset our interest rate cap of $136,000.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

Note 17 – Fair Value of Financial Instruments

FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Level 2 Fair Value Measurements – Interest Rate Swaps and Caps – The fair value of interest rate swap and cap instruments are estimated based on market data and quotes from counter parties to the agreements which are corroborated by market data.

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

As of June 30, 2013 and December 31, 2012, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap and cap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of June 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap and cap derivative instruments is described in Note 16 – Derivative Instruments.

            We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the six months ended June 30, 2013.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Investment in marketable securities	1	$58	$55	$58	$55
Interest rate cap asset	2	$136	$--	$136	$--
Interest rate swaps liability	2	$4,150	$5,855	$4,150	$5,855

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	June 30, 2013	December 31, 2012	June 30, 2013		December 31, 2012
Notes payable	3	$146,758	$159,684	$132,115		$154,795
Notes payable to related party	N/A	$--	$9,000	$--	$	N/A
Subordinated debt	3	$27,913	$27,913	$11,690		$12,268

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

Note 18 - Subsequent Events

Wellington, New Zealand Parking Structure

            On July 21, 2013, Wellington, New Zealand experienced a strong earthquake that damaged our parking structure adjacent to our Courtenay Central shopping center.  The parking structure has been closed pending certain repairs to the structure for which the cost to repair has not yet to be quantified.  We believe our global earthquake and business interruption insurance does cover this damage subject to the relevant deductibles.

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

Real Estate Activities

Although to date we have curtailed our real estate development activities, we are in the predevelopment stage on certain of our Manhattan U.S. properties and we remain opportunistic in our acquisitions of both cinema and real estate assets.  Our business plan is to begin the build-out of our existing undeveloped properties, such as our Wellington, New Zealand site, and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.  In addition, we may sell all or portions of our properties in order to provide liquidity for other projects.  Finally, we will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

Results of Operations

            At June 30, 2013, we owned and operated 51 cinemas with 433 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand, and (v) owned 50% of a 202-acre property, zoned for the development of up to 843 single-

family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

            The tables below summarize the results of operations for each of our principal business segments for the three (“2013 Quarter”) and six (“2013 Six Months”) months ended June 30, 2013 and the three (“2012 Quarter”) and six (“2012 Six Months”) months ended June 30, 2012, respectively (dollars in thousands):

Three Months Ended June 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$64,659	$6,896	$(1,913)	$69,642
Operating expense	53,008	2,730	(1,913)	53,825
Depreciation and amortization	2,525	1,015	--	3,540
General and administrative expense	801	214	--	1,015
Segment operating income	$8,325	$2,937	$--	$11,262

Three Months Ended June 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$57,988	$6,841	$(1,882)	$62,947
Operating expense	48,347	2,582	(1,882)	49,047
Depreciation and amortization	2,733	1,087	--	3,820
General and administrative expense	782	146	--	928
Segment operating income	$6,126	$3,026	$--	$9,152

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2013 Quarter	2012 Quarter
Total segment operating income	$11,262	$9,152
Non-segment:
Depreciation and amortization expense	110	97
General and administrative expense	3,386	3,398
Operating income	7,766	5,657
Interest expense, net	(2,636)	(5,683)
Other income	113	68
Loss on sale of assets	--	(2)
Income tax expense	(1,500)	(259)
Equity earnings of unconsolidated joint ventures and entities	432	399
Income from discontinued operations	--	44
Net income	$4,175	$224
Net (income) loss attributable to noncontrolling interests	(40)	15
Net income attributable to Reading International, Inc. common shareholders	$4,135	$239

Six Months Ended June 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$119,429	$13,606	$(3,826)	$129,209
Operating expense	100,956	5,399	(3,826)	102,529
Depreciation and amortization	5,285	2,134	--	7,419
General and administrative expense	1,571	334	--	1,905
Segment operating income	$11,617	$5,739	$--	$17,356

Six Months Ended June 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$115,390	$13,753	$(3,765)	$125,378
Operating expense	96,563	5,326	(3,765)	98,124
Depreciation and amortization	5,563	2,222	--	7,785
General and administrative expense	1,484	325	--	1,809
Segment operating income	$11,780	$5,880	$--	$17,660

Reconciliation to net income attributable	2013 Six	2012 Six
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$17,356	$17,660
Non-segment:
Depreciation and amortization expense	221	236
General and administrative expense	6,833	6,937
Operating income	10,302	10,487
Interest expense, net	(5,309)	(9,443)
Other income	128	23
Loss on sale of assets	(7)	(2)
Income tax expense	(2,389)	(1,884)
Equity earnings of unconsolidated joint ventures and entities	779	812
Income from discontinued operations	--	120
Net income	$3,504	$113
Net income attributable to noncontrolling interests	(36)	(116)
Net income (loss) attributable to Reading International, Inc. common shareholders	$3,468	$(3)

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 51 cinema complexes with 433 screens during the 2013 Quarter and 51 cinema complexes with 429 screens during the 2012 Quarter and management fee income from 2 cinemas with 9 screens in both years. The following tables detail our cinema exhibition segment operating results for the three months ended June 30, 2013 and 2012, respectively (dollars in thousands):

Three Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$22,198	$17,474	$3,962	$43,634
Concessions revenue	9,665	6,648	1,487	17,800
Advertising and other revenue	1,560	1,396	269	3,225
Total revenues	33,423	25,518	5,718	64,659

Cinema costs	26,244	18,977	4,270	49,491
Concession costs	1,688	1,396	433	3,517
Total operating expense	27,932	20,373	4,703	53,008

Depreciation and amortization	1,514	807	204	2,525
General and administrative expense	603	198	--	801
Segment operating income	$3,374	$4,140	$811	$8,325

Three Months Ended June 30, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$19,138	$17,258	$3,501	$39,897
Concessions revenue	8,136	5,938	1,082	15,156
Advertising and other revenue	1,300	1,381	254	2,935
Total revenues	28,574	24,577	4,837	57,988

Cinema costs	23,431	18,447	3,728	45,606
Concession costs	1,281	1,189	271	2,741
Total operating expense	24,712	19,636	3,999	48,347

Depreciation and amortization	1,648	843	242	2,733
General and administrative expense	607	175	--	782
Segment operating income	$1,607	$3,923	$596	$6,126

•

Cinema revenue increased for the 2013 Quarter by $6.7 million or 11.5% compared to the same period in 2012.  The 2013 Quarter increase was primarily due to an increase in our U.S. and Australian box office admissions of 385,000, related to the quality of film product in 2013 compared to the same period in 2012.  This resulted in increased box office, concessions and other revenue of $5.8 million. This increase in revenue was augmented by a 33,000 increase in our New Zealand box office admissions resulting in an increase in revenue of $881,000 primarily as a result of the reopening of an earthquake damaged New Zealand multiplex in early January 2012.  Both the Australian and New Zealand results were affected by quarter over quarter changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense increased for the 2013 Quarter by $4.7 million or 9.6% compared to the same period in 2012.  Overall, our operating expense as a percent of gross revenue decreased from 83.4% to 82.0% primarily due to the aforementioned increase in box office admissions which decreased our labor per admit costs and from our fixed property rent costs relative to the aforementioned increase in revenue.  Additionally, not previously occurring during 2012, our 2013 quarterly operating expense was affected by a net charge of $111,000 for our digital projection lease after the effect of the virtual print fees to be received from film distributors.

•	Depreciation expense decreased for the 2013 Quarter by $208,000 or 7.6% compared to the same period in 2012 due to certain of our worldwide cinema assets coming to the end of their depreciable lives.

•

For our statement of operations, the Australian quarterly average exchange rates decreased by 1.9% and the New Zealand quarterly average exchange rates increased by 3.8% since the 2012 Quarter, both of which had an impact on the individual components of our income statement.

•	Because of the above, and driven by the increased revenue, our cinema exhibition segment income increased for the 2013 Quarter by $2.2 million or 35.9% compared to the same period in 2012.

            The following tables detail our cinema exhibition segment operating results for the six months ended June 30, 2013 and 2012, respectively (dollars in thousands):

Six Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$40,245	$33,477	$7,430	$81,152
Concessions revenue	17,084	12,382	2,693	32,159
Advertising and other revenue	2,918	2,711	489	6,118
Total revenues	60,247	48,570	10,612	119,429

Cinema costs	49,217	37,168	8,120	94,505
Concession costs	3,058	2,571	822	6,451
Total operating expense	52,275	39,739	8,942	100,956

Depreciation and amortization	3,131	1,652	502	5,285
General and administrative expense	1,166	405	--	1,571
Segment operating income	$3,675	$6,774	$1,168	$11,617

Six Months Ended June 30, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$38,662	$34,676	$6,664	$80,002
Concessions revenue	15,784	11,910	1,958	29,652
Advertising and other revenue	2,548	2,767	421	5,736
Total revenues	56,994	49,353	9,043	115,390

Cinema costs	46,653	37,251	7,258	91,162
Concession costs	2,524	2,389	488	5,401
Total operating expense	49,177	39,640	7,746	96,563

Depreciation and amortization	3,298	1,768	497	5,563
General and administrative expense	1,124	360	--	1,484
Segment operating income	$3,395	$7,585	$800	$11,780

•

Driven by the strong 2013 Quarter, cinema revenue increased for the 2013 Six Months by $4.0 million or 3.5% compared to the same period in 2012.  The 2013 Six Months increase was primarily due to an increase in the U.S. box office admissions of 45,000, related to the quality of film product in 2013 Six Months compared to the same period in 2012 which was augmented by a 3.1% increase in the U.S. average ticket price. This increase in revenue was enhanced in part by an 82,000 increase in our New Zealand box office admissions resulting in an increase in revenue of $1.6 million primarily as a result of the reopening of an earthquake damaged New Zealand multiplex in early January 2012.  These revenue increases were offset by a decrease in our

Australian revenue of $783,000 primarily due to a 3.0% decrease in the average ticket price.  Both the Australian and New Zealand results were affected by changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense increased for the 2013 Six Months by $4.4 million or 4.5% compared to the same period in 2012.  Overall, our operating expense as a percent of gross revenue increased from 83.7% during the 2012 Six Months to 84.5% for the 2013 Six Months. A contributing factor to this increase was that our 2013 Six Months operating expense was affected by a net charge of $241,000 for our digital projection lease after the effect of the virtual print fees to be received from film distributors. This lease was not in place during 2012.

•

Depreciation expense decreased for the 2013 Six Months by $278,000 or 5.0% compared to the same period in 2012 due to certain of our worldwide cinema assets coming to the end of their depreciable lives.

•

For our statement of operations, the Australian average exchange rates decreased by 1.8% for the 2013 Six Months while the New Zealand average exchange rates increased by 2.8% for the 2013 Six Months, compared to the 2012 Six Months, both of which had an impact on the individual components of our income statement.

•

Because of the above, the cinema exhibition segment income marginally decreased for the 2013 Six Months by $163,000 or 1.4% compared to the same period in 2012 principally related to the decrease in Australian cinema box office revenue.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended June 30, 2013 and 2012, respectively (dollars in thousands):

Three Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$933	$--	$--	$933
Property rental income	414	3,626	1,923	5,963
Total revenues	1,347	3,626	1,923	6,896

Live theater costs	490	--	--	490
Property rental cost	188	1,393	659	2,240
Total operating expense	678	1,393	659	2,730

Depreciation and amortization	77	671	267	1,015
General and administrative expense	69	118	27	214
Segment operating income	$523	$1,444	$970	$2,937

Three Months Ended June 30, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$977	--	$--	$977
Property rental income	410	3,582	1,872	5,864
Total revenues	1,387	3,582	1,872	6,841

Live theater costs	523	--	--	523
Property rental cost	181	1,354	524	2,059
Total operating expense	704	1,354	524	2,582

Depreciation and amortization	74	693	320	1,087
General and administrative expense	15	118	13	146
Segment operating income	$594	$1,417	$1,015	$3,026

•

Real estate revenue increased for the 2013 Quarter by $55,000 or 0.8% compared to the same period in 2012 primarily related to slightly higher rents and occupancy associated with our Australian retail properties in the 2013 Quarter compared to the same period in 2012.    These increases were offset in part by a decrease in live theater revenue.  Both the Australian and New Zealand results were also affected by changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense for the real estate segment increased for the 2013 Quarter by $148,000 or 5.7% compared to the same period in 2012.  This increase resulted primarily from additional costs associated with the start of development work on our Wellington, New Zealand location.  Our operating expense was also affected by changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

For our statement of operations, the Australian quarterly average exchange rates decreased by  1.9% and the New Zealand quarterly average exchange rates increased by 3.8% since the 2012 Quarter, both of which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2013 Quarter by $89,000 or 2.9% compared to the same period in 2012.

            The following tables detail our real estate segment operating results for the six months ended June 30, 2013 and 2012, respectively (dollars in thousands):

Six Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,527	--	$--	$1,527
Property rental income	830	7,333	3,916	12,079
Total revenues	2,357	7,333	3,916	13,606

Live theater costs	949	--	--	949
Property rental cost	430	2,789	1,231	4,450
Total operating expense	1,379	2,789	1,231	5,399

Depreciation and amortization	157	1,373	604	2,134
General and administrative expense	71	240	23	334
Segment operating income	$750	$2,931	$2,058	$5,739

Six Months Ended June 30, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,877	--	$--	$1,877
Property rental income	829	7,219	3,828	11,876
Total revenues	2,706	7,219	3,828	13,753

Live theater costs	1,038	--	--	1,038
Property rental cost	483	2,750	1,055	4,288
Total operating expense	1,521	2,750	1,055	5,326

Depreciation and amortization	154	1,415	653	2,222
General and administrative expense	23	275	27	325
Segment operating income	$1,008	$2,779	$2,093	$5,880

•

Real estate revenue decreased for the 2013 Six Months by $147,000 or 1.1% compared to the same period in 2012.  The decrease in real estate revenue was primarily related to a $350,000 decrease in live theater revenue offset by increased revenue from our Australian and New Zealand real estate assets primarily due to higher rents in 2013 compared to the same period in 2012.  Both the Australian and New Zealand results were also affected by changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense for the real estate segment increased for the 2013 Six Months by $73,000 or 1.4% compared to the same period in 2012.  This increase resulted primarily from additional costs associated with the start of development work on our Wellington, New Zealand location.  Our operating expense was also affected by changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

For our statement of operations, the Australian average exchange rates decreased by 1.8% for the 2013 Six Months while the New Zealand average exchange rates increased 2.8% for the 2013 Six Months compared to the 2012 Six Months, both of which had an impact on the individual components of our income statement.

As a result of the above, real estate segment income decreased for the 2013 Six Months by $141,000 or 2.4% compared to the same period in 2012.

Corporate

Quarterly Results

Net interest expense decreased by $3.0 million for the 2013 Quarter compared to the 2012 Quarter.  The decrease in interest expense during the 2013 Quarter was primarily due to a decrease in the fair value of our interest rate swap liabilities in 2013 compared to an increase in these liabilities during the same period in 2012 resulting in a comparative $2.7 million decrease in interest expense from the 2012 Quarter to the 2013 Quarter.  Additionally, there was an overall decrease in our worldwide debt balances and a decrease in the interest rates on our corporate loans in the U.S. and Australia, both of which resulted in lower interest expense.

            For the 2013 Quarter, our income tax expense increased by $1.2 million compared to the 2012 Quarter primarily associated with an increase in our net income before income tax expense.

            For the 2012 Quarter, we recorded income from discontinued operations of $44,000 associated with the sale of our Indooroopilly property in November 2012.

Six Months Results

Net interest expense decreased by $4.1 million for the 2013 Six Months compared to the 2012 Six Months.  The decrease in interest expense during the 2013 Six Months was due to the same reasons noted above for the quarterly results.

            The 2013 Six Months income tax expense increased by $0.5 million compared to the 2012 Six Months due to the same reasons noted in the quarterly results.

For the 2012 Six Months, we recorded income from discontinued operations of $120,000 associated with the sale of our Indooroopilly property in November 2012.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net income attributable to Reading International, Inc. common shareholders of $4.1 million for the 2013 Quarter compared to a net income of $239,000 for the 2012 Quarter and a net income of $3.5 million for the 2013 Six Months compared to a net loss of $3,000 for the 2012 Six Months.  As described above, the change from a net loss to a net income from 2012 to 2013 was primarily from the aforementioned decrease in interest expense.

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

In addition, we review opportunities to monetize our assets where such action leads to a financially acceptable outcome.  We will also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.  We financed a $15.5 million purchase of digital projection equipment with an operating lease for our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we are under contract to purchase similar digital projection equipment for approximately $8.6 million and $2.5 million, respectively, with our cash on hand during the third quarter of 2013.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Debt	$6,039	$77,039	$31,680	$3,500	$21,000	$7,500	$146,758
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	1,740	3,480	2,301	--	--	--	7,521
Pension liability	2	427	44	61	481	6,126	7,141
Lease obligations	17,023	31,223	27,213	23,459	20,436	74,581	193,935
Estimated interest on debt	4,162	5,922	3,904	3,154	1,953	11,096	30,191
Total	$28,966	$118,091	$65,142	$30,174	$43,870	$127,216	$413,459

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

            We adopted FASB ASC 740-10-25 on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.3 million as of June 30, 2013 primarily as a result of the settlement on January 6, 2011 of the Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $644,000 and $703,000 as of June 30, 2013 and December 31, 2012, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $215,000 and $234,000 as of June 30, 2013 and December 31, 2012, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Average Annual Exchange Rates
US$ Per Unit of Foreign Currency
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
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

            Currently, our liquidity needs arise primarily from:

•	capital expenditure needs for our expanding digital projection implementations (see below);
•	working capital requirements; and
•	debt servicing requirements.

We have a $15.5 million operating lease which we used to finance the implementation of digital projection in our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we anticipate that we will purchase the digital projection equipment for approximately $8.6 million and $2.5 million, respectively, with our cash on hand during the third quarter of 2013.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

            As indicated in our 2012 Annual Report, the term of our Australian NAB Corporate Term Loan matures on June 30, 2014.  Accordingly, the outstanding balance of this debt of $62.3 million (AUS$68.0 million) is classified as current on our June 30, 2013 balance sheet.  The Australian NAB Corporate Term Loan is secured by the majority of our theater and entertainment-themed retail center (“ETRC”) properties in Australia.

            Additionally, the term of our US Cinema 1, 2, 3 Term Loan matures on June 27, 2014.  Accordingly, the outstanding balance of this debt of $15.0 million is classified as current on our June 30, 2013 balance sheet.

            We are currently in the process of renegotiating these loans with our current lenders while also seeking possible replacement loans with other lenders.  While no assurances can be given that we will be successful, we currently anticipate that these loans will either be extended or replaced prior to their maturities.

Tax Settlement Liability

            As indicated in our 2012 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, it is obligated to pay $290,000 per month, $3.5 million per year, in settlement for its tax liability for tax year ending June 30, 1997.

            For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $42.4 million of cash and cash equivalents, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operations was $9.5 million in the 2013 Six Months compared to $8.2 million in the 2012 Six Months.  The year-to-year increase in cash provided by operations of $1.2 million was due primarily to a $3.3 million increase in operational cash flows offset by a $2.1 million change in operating assets and liabilities.

Investing Activities

Cash provided by investing activities for the 2013 Six Months was $8.3 million compared to $13.5 million of cash used in investing activities for the 2012 Six Months, a change of $21.8 million.  The $8.3 million of cash provided by investing activities for the 2013 Six Months was primarily related to:

•	$1.7 million in cash provided from restricted cash;
•	$2.0 million of proceeds from a note receivable; and
•	$8.0 million of proceeds from time deposits;

offset by

•	$3.4 million in property enhancements to our existing properties;

            The $13.5 million of cash used in investing activities for the 2012 Six Months was primarily related to:

•	$3.2 million in property enhancements to our existing properties;

•	$8.0 million to purchase time deposits;
•	$1.8 million to purchase a note receivable; and
•	$5.5 million for the purchase of the Coachella land acquisition;

offset by

•	$33,000 of a change in restricted cash;
•	$1.9 million of proceeds from the sale of our Taringa properties; and
•	$3.0 million of proceeds from the sale of marketable securities.

Financing Activities

Cash used in financing activities for the 2013 Six Months was $11.3 million compared to $3.4 million of cash used in financing activities for the same period in 2012 resulting in a change of $7.8 million.  The $11.3 million in cash used in financing activities during the 2013 Six Months was primarily related to:

•

$22.1 million of loan repayments including a $6.4 million payoff of our former Liberty Theaters Term Loan, a $6.8 million pay off our Sutton Hill Capital Note, $3.8 million in payments on our Bank of America Revolver and Line of Credit, and $4.4 million in payments on our NAB term debt ; and

•	$2.0 million in noncontrolling interests’ distributions.

offset by

•	$12.5 million of new borrowing including $5.0 million from our Bank of America Revolver and $7.5 million from our new loan on the Orpheum and Minetta Lane Theatres net of $675,000 of borrowing costs;
•	$263,000 in noncontrolling interests’ contributions; and
•	$200,000 of proceeds from the exercise of employee stock options;

The $3.4 million in cash used in financing activities during the 2012 Six Months was primarily related to:

•

$15.9 million of new borrowing including $14.6 million of loan proceeds from our new Cinemas 1, 2, 3 loan net of $445,000 of capitalized borrowing costs and $945,000 of borrowing from our Bank of America line of credit;

•	$3.3 million in noncontrolling interests’ contributions; and
•	$308,000 of proceeds from the exercise of employee stock options;

offset by

•	$22.5 million of loan repayments including $15.0 million to pay off our Cinemas 1, 2, 3 loan, $3.3 million in payments on our GE Capital Loan and $3.6 million in payments on our NAB term debt.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $944,000 and $1.7 million during the three and six months ended June 30, 2013, respectively, and an increase of  $1.8 million and $1.5 million in interest expense during the three and six months ended June 30, 2012, respectively.  At June 30, 2013 and December 31, 2012, we recorded the fair market value of our interest rate swaps of $4.2 million and $5.9 million, respectively, as other long-term liabilities.  Additionally, at June 30, 2013, we recorded as an other long-term asset our interest rate cap of $136,000.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

At June 30, 2013, approximately 52%  and 19% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $27.7 million in cash and cash equivalents.  At December 31, 2012, approximately 51% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $15.8 million in cash and cash equivalents.

            Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $19.9 million and $18.9 million for the three and six months ended June 30, 2013, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

            Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 63% and 48% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $12.8 million and $3.5 million, respectively, and the change in our quarterly net income (loss) would be $141,000 and $10,000, respectively.  Presently, we have no plan to hedge such exposure.

            We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2013 and December 31, 2012, we have recorded a cumulative unrealized foreign currency translation gain of approximately $45.8 million and $64.6 million, respectively.

            Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

            While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  Taking into consideration our interest rate swaps and cap, a 1% increase or decrease in short-term interest rates would have resulted in approximately $162,000 increase or decrease in our 2013 Quarter’s interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

10.1	John Hunter Separation Agreement
10.2 31.1	James J Cotter, Jr. Employment Agreement Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:            August 8, 2013

By: /s/ James J. Cotter

James J. Cotter

Chief Executive Officer

Date:            August 8, 2013

By: /s/ Andrzej Matyczynski

Andrzej Matyczynski

Chief Executive Officer

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

            August 8, 2013

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

            August 8, 2013

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Reading International, Inc. (the “Company”), for purposes of 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

•

The Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934; and

•	The information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  August 8, 2013

/s/ James J. Cotter

Name:            James J. Cotter

Title:            Chief Executive Officer

/s/ Andrzej Matyczynski

Name:            Andrzej Matyczynski

Title:            Chief Financial Officer