Form 10-Q
period 2013-09-30
READING INTERNATIONAL INC
filed 2013-11-06
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 6, 2013, there were 21,890,029 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(U.S. dollars in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$37,847	$38,531
Time deposits	--	8,000
Receivables	7,031	8,514
Inventory	823	918
Investment in marketable securities	57	55
Restricted cash	790	2,465
Deferred tax asset	3,407	3,659
Prepaid and other current assets	3,715	3,576
Assets held for sale	11,563	--
Total current assets	65,233	65,718

Operating property, net	193,297	202,778
Investment and development property, net	76,698	94,922
Investment in unconsolidated joint ventures and entities	7,083	7,715
Investment in Reading International Trust I	838	838
Goodwill	22,467	22,898
Intangible assets, net	13,968	15,661
Deferred tax asset, net	7,030	8,989
Other assets	6,397	9,069
Total assets	$393,011	$428,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$17,262	$18,909
Film rent payable	6,586	6,657
Notes payable – current	77,638	19,714
Notes payable to related party – current	--	9,000
Taxes payable - current	13,665	15,234
Deferred current revenue	9,637	11,587
Other current liabilities	6,182	6,032
Total current liabilities	130,970	87,133

Notes payable – long-term	68,881	139,970
Subordinated debt	27,913	27,913
Taxes payable – long-term	8,048	8,859
Other liabilities	32,073	33,759
Total liabilities	267,885	297,634
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,254,199 issued and 21,890,029 outstanding at September 30, 2013 and 31,951,945
issued and 21,587,775 outstanding at December 31, 2012	224	223
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at September 30, 2013 and at December 31, 2012	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2013 and December 31, 2012	--	--
Additional paid-in capital	137,050	136,754
Accumulated deficit	(61,133)	(66,993)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	48,881	61,369
Total Reading International, Inc. stockholders’ equity	120,525	126,856
Noncontrolling interests	4,601	4,098
Total stockholders’ equity	125,126	130,954
Total liabilities and stockholders’ equity	$393,011	$428,588

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating revenue
Cinema	$61,228	$59,246	$180,657	$174,636
Real estate	4,244	4,688	14,024	14,677
Total operating revenue	65,472	63,934	194,681	189,313

Operating expense
Cinema	48,742	48,672	145,872	141,470
Real estate	2,716	3,153	8,115	8,479
Depreciation and amortization	3,602	3,995	11,243	12,016
General and administrative	4,586	3,957	13,323	12,701
Total operating expense	59,646	59,777	178,553	174,666

Operating income	5,826	4,157	16,128	14,647

Interest income	96	148	343	541
Interest expense	(2,910)	(4,313)	(8,467)	(14,149)
Net gain (loss) on sale of assets	--	86	(7)	84
Other income (expense)	(55)	182	72	202
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	2,957	260	8,069	1,325
Income tax benefit (expense)	(751)	100	(3,140)	(1,784)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	2,206	360	4,929	(459)
Equity earnings of unconsolidated joint ventures and entities	225	277	1,005	1,090
Income before discontinued operations	2,431	637	5,934	631
Loss from discontinued operations, net of tax	--	(241)	--	(121)
Net income	$2,431	$396	$5,934	$510
Net income attributable to noncontrolling interests	(38)	(33)	(74)	(149)
Net income attributable to Reading International, Inc. common shareholders	$2,393	$363	$5,860	$361

Basic earnings (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings from continuing operations	$0.10	$0.03	$0.25	$0.03
Loss from discontinued operations, net	0.00	(0.01)	0.00	(0.01)
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.10	$0.02	$0.25	$0.02

Diluted earnings (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings from continuing operations	$0.10	$0.03	$0.25	$0.03
Loss from discontinued operations, net	0.00	(0.01)	0.00	(0.01)
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.10	$0.02	$0.25	$0.02
Weighted average number of shares outstanding–basic	23,383,200	23,071,846	23,333,352	23,007,787
Weighted average number of shares outstanding–diluted	23,517,191	23,293,886	23,467,343	23,229,827

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,431	$396	$5,934	$510
Foreign currency translation gain (loss)	5,819	3,687	(13,043)	4,476
Realized gain on available for sale investments	--	--	--	(109)
Unrealized gain (loss) on available for sale investments	(2)	3	2	105
Amortization of pension prior service costs	166	76	496	228
Comprehensive income (loss)	8,414	4,162	(6,611)	5,210
Net income attributable to noncontrolling interest	(38)	(33)	(74)	(149)
Comprehensive (income) loss attributable to noncontrolling interest	(15)	(9)	57	(5)
Comprehensive income (loss) attributable to Reading International, Inc.	$8,361	$4,120	$(6,628)	$5,056

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$5,934	$510
Adjustments to reconcile net income to net cash provided by operating activities:
Gain (loss) recognized on foreign currency transactions	33	(19)
Equity earnings of unconsolidated joint ventures and entities	(1,005)	(1,090)
Distributions of earnings from unconsolidated joint ventures and entities	879	1,163
Loss provision on impairment of asset	--	283
(Gain) loss on sale of assets	7	(84)
Change in net deferred tax assets	980	(330)
Gain on sale of marketable securities	--	(109)
Depreciation and amortization	11,243	12,290
Amortization of prior service costs	495	228
Amortization of above and below market leases	305	314
Amortization of deferred financing costs	722	1,050
Amortization of straight-line rent	606	598
Stock based compensation expense	148	240
Changes in assets and liabilities:
Decrease in receivables	1,146	288
(Increase) decrease in prepaid and other assets	171	(275)
Increase (decrease) in accounts payable and accrued expenses	(840)	839
Increase (decrease) in film rent payable	174	(1,255)
Decrease in taxes payable	(2,371)	(2,473)
Increase (decrease) in deferred revenue and other liabilities	(2,381)	311
Net cash provided by operating activities	16,246	12,479
Investing Activities
Acquisition of property	--	(5,510)
Purchases of and additions to property and equipment	(12,666)	(4,960)
Change in restricted cash	1,613	44
Purchase of notes receivable	--	(1,800)
Proceeds from notes receivable	2,000	--
Sale of marketable securities	--	2,974
Distributions of investment in unconsolidated joint ventures and entities	155	315
Proceeds from sale of property	--	1,866
Purchase of time deposits	--	(8,000)
Proceeds of time deposits	8,000	--
Net cash used in investing activities	(898)	(15,071)
Financing Activities
Repayment of long-term borrowings	(25,133)	(26,116)
Proceeds from borrowings	12,500	16,232
Capitalized borrowing costs	(103)	(445)
Proceeds from the exercise of stock options	249	308
Noncontrolling interest contributions	263	3,350
Noncontrolling interest distributions	(2,103)	--
Net cash used in financing activities	(14,327)	(6,671)
Effect of exchange rate on cash	(1,705)	201

Decrease in cash and cash equivalents	(684)	(9,062)
Cash and cash equivalents at the beginning of the period	38,531	31,597
Cash and cash equivalents at the end of the period	$37,847	$22,535
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$5,092	$11,296
Income taxes	4,911	4,618
Non-Cash Transactions
Noncontrolling interest contribution in exchange for debt reduction - related party	$2,250	$--
Acquisition of noncontrolling interest	101	--
Noncontrolling interest contribution from bonus accrual	--	255

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2013

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2013 (the “September Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2012 (our “2012 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2013 Quarter”) and nine (“2013 Nine Months”) months ended September 30, 2013 and the three (“2012 Quarter”) and nine (“2012 Nine Months”) months ended September 30, 2012.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of September 30, 2013 and the results of our operations and cash flows for the three and nine months ended September 30, 2013 and 2012 have been made.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the entire year.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

As indicated in our 2012 Annual Report, the term of our Australian NAB Corporate Term Loan matures on June 30, 2014.  Accordingly, the outstanding balance of this debt of $61.4 million (AUS$65.8 million) is classified as current on our September 30, 2013 balance sheet.  The Australian NAB Corporate Term Loan is secured by the majority of our theater and entertainment-themed retail center (“ETRC”) properties in Australia.

Additionally, the term of our US Cinema 1, 2, 3 Term Loan matures on June 27, 2014.  Accordingly, the outstanding balance of this debt of $15.0 million is classified as current on our September 30, 2013 balance sheet.

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

Tax Settlement Liability

As indicated in our 2012 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, it is obligated to pay $290,000 per month, $3.5 million per year, in settlement of its tax liability for the tax year ended June 30, 1997.

For the abovementioned liabilities, we believe that we have the required liquidity to meet the obligations either through the extension or replacement of maturing debt or the generation of cash from our operating activities.  Together with our $37.8 million of cash and cash equivalents, we expect to meet our anticipated short-term working capital requirements for the next twelve months.

Marketable Securities

We had investments in marketable securities of $57,000 and $55,000 at September 30, 2013 and December 31, 2012, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative gain of $11,000 included in accumulated other comprehensive income at September 30, 2013.  For the three and nine months ended September 30, 2013, our net unrealized gain (loss) on marketable securities was ($2,000) and $2,000, respectively.  For the three and nine months ended September 30, 2012, our net unrealized gain (loss) on marketable securities was $3,000 and ($4,000), respectively.  During the nine months ended September 30, 2012, we sold $3.0 million of our marketable securities with a realized gain of $109,000.  During the nine months ended September 30, 2013, we did not buy or sell any marketable securities.

Deferred Leasing Costs

We amortize direct costs incurred in connection with obtaining tenants for our properties over the respective term of the lease on a straight-line basis.

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

Accounting Pronouncements Adopted During 2013

No new pronouncements were adopted during the nine months ended September 30, 2013.

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We do not believe that the application of this standard will impact our company.

Note 2 – Equity and Stock Based Compensation

Stock-Based Compensation

During the nine months ended September 30, 2013 and 2012, we issued 217,890 and 155,925, respectively, of Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants.  During the three and nine months ended September 30, 2013, we accrued $188,000 and $564,000, respectively, in compensation expense associated with the vesting of executive employee stock grants. During the three and nine months ended September 30, 2012, we accrued $238,000 and $714,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock and Class B Voting Common Stock.  Currently we issue options under our 2010 Stock Incentive Plan.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and nine months ended September 30, 2013 and 2012, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

For the 50,000 and 90,000 options granted during the nine months ended September 30, 2013 and 2012, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012
Stock option exercise price	$5.89	$5.56
Risk-free interest rate	2.260%	1.630%
Expected dividend yield	--	--
Expected option life in years	5	10
Expected volatility	31.89%	32.12%
Weighted average fair value	$1.89	$5.56

Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of $18,000 and $112,000 for the three and nine months ended September 30, 2013, respectively, and $27,000 and $197,000 for the three and nine months ended September 30, 2012, respectively.  At September 30, 2013, the total unrecognized estimated compensation cost related to non-vested stock options granted was $223,000, which we expect to recognize over a weighted average vesting period of 2.04 years.  62,500 options were exercised during the nine months ended September 30, 2013 having an intrinsic value of $132,000 for which we received $249,000 of cash.   Additionally, 75,000 options were exercised during the nine months ended September 30, 2013 having an intrinsic value of $124,000 for which we did not receive any cash but the employee elected to exchange 53,136 personally owned shares of the company at a market price of $5.66 per share for the 75,000 shares based on an exercise price of $4.01 for the related options.  95,000 options were exercised during the nine months ended September 30, 2012 having an intrinsic value of $136,000 for which we received $308,000 of cash.  Additionally, 41,000 options were exercised during the nine months ended September 30, 2012 having a realized value of $103,000 for which we did not receive any cash but the consultant elected to receive the net incremental number of in-the-money shares of 15,822 based on an exercise price of $4.01 and a market price of $6.53.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2013 was $417,000 of which 87.2% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of September 30, 2013 and December 31, 2012:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding - January 1, 2012	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05
Granted	206,000	--	$5.94	$--
Exercised	(136,000)	--	$4.68	$--
Expired	(20,000)	--	$3.75	$--
Outstanding - December 31, 2012	672,350	185,100	$6.24	$9.90	546,350	185,100	$6.26	$9.90
Granted	50,000	--	$5.89	$--
Exercised	(137,500)	--	$4.00	$--
Outstanding - September 30, 2013	584,850	185,100	$6.73	$9.90	458,850	185,100	$6.89	$9.90

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at September 30, 2013 and December 31, 2012 was approximately 4.99 and 5.32 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2013 and December 31, 2012 was approximately 3.77 and 4.28 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three and nine months ended September 30, 2013 and 2012, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three Months Ended September 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$61,228	$6,157	$(1,913)	$65,472
Operating expense	50,655	2,716	(1,913)	51,458
Depreciation and amortization	2,540	951	--	3,491
General and administrative expense	891	185	--	1,076
Segment operating income	$7,142	$2,305	$--	$9,447

Three Months Ended September 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$59,246	$6,570	$(1,882)	$63,934
Operating expense	50,554	3,153	(1,882)	51,825
Depreciation and amortization	2,786	1,108	--	3,894
General and administrative expense	653	197	--	850
Segment operating income	$5,253	$2,112	$--	$7,365

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2013 Quarter	2012 Quarter
Total segment operating income	$9,447	$7,365
Non-segment:
Depreciation and amortization expense	111	101
General and administrative expense	3,510	3,107
Operating income	5,826	4,157
Interest expense, net	(2,814)	(4,165)
Other income (expense)	(55)	182
Gain on sale of assets	--	86
Income tax benefit (expense)	(751)	100
Equity earnings of unconsolidated joint ventures and entities	225	277
Loss from discontinued operations	--	(241)
Net income	$2,431	$396
Net income attributable to noncontrolling interests	(38)	(33)
Net income attributable to Reading International, Inc. common shareholders	$2,393	$363

Nine Months Ended September 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$180,657	$19,764	$(5,740)	$194,681
Operating expense	151,612	8,115	(5,740)	153,987
Depreciation and amortization	7,824	3,086	--	10,910
General and administrative expense	2,463	519	--	2,982
Segment operating income	$18,758	$8,044	$--	$26,802

Nine Months Ended September 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$174,636	$20,324	$(5,647)	$189,313
Operating expense	147,117	8,479	(5,647)	149,949
Depreciation and amortization	8,349	3,331	--	11,680
General and administrative expense	2,137	522	--	2,659
Segment operating income	$17,033	$7,992	$--	$25,025

Reconciliation to net income attributable	2013 Nine	2012 Nine
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$26,802	$25,025
Non-segment:
Depreciation and amortization expense	333	336
General and administrative expense	10,341	10,042
Operating income	16,128	14,647
Interest expense, net	(8,124)	(13,608)
Other income	72	202
Gain (loss) on sale of assets	(7)	84
Income tax expense	(3,140)	(1,784)
Equity earnings of unconsolidated joint ventures and entities	1,005	1,090
Loss from discontinued operations	--	(121)
Net income	$5,934	$510
Net income attributable to noncontrolling interests	(74)	(149)
Net income attributable to Reading International, Inc. common shareholders	$5,860	$361

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2013 and December 31, 2012:

	U.S. Dollar
	September 30, 2013	December 31, 2012
Australian Dollar	0.9342	1.0393
New Zealand Dollar	0.8323	0.8267

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$2,393	$604	$5,860	$482
Income from discontinued operations	--	(241)	--	(121)
Net income (loss) attributable to Reading International, Inc. common shareholders	2,393	363	5,860	361
Basic earnings (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings from continuing operations	$0.10	$0.03	$0.25	$0.03
Loss from discontinued operations, net	0.00	(0.01)	0.00	(0.01)
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.10	$0.02	$0.25	$0.02
Diluted earnings (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings from continuing operations	$0.10	$0.03	$0.25	$0.03
Loss from discontinued operations, net	0.00	(0.01)	0.00	(0.01)
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.10	$0.02	$0.25	$0.02
Weighted average shares of common stock – basic	23,383,200	23,071,846	23,333,352	23,007,787
Weighted average shares of common stock – diluted	23,517,191	23,293,886	23,467,343	23,229,827

For the three and nine months ended September 30, 2013, the weighted average common stock – diluted included 133,992 of common stock compensation and in-the-money incremental stock options and for the three and nine months ended September 30, 2012, the weighted average common stock – diluted included 222,040 of common stock compensation and in-the-money incremental stock options.  In addition, 729,865 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2013, and 682,827 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2012.

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

Disposals

Indooroopilly Sale

On November 20, 2012, we sold our Indooroopilly property for $12.4 million (AUS$12.0 million).  This property’s operational results are included in income (loss) from discontinued operations on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012. The condensed statement of operations for Indooroopilly is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$--	$210	$--	$627
Less: operating expense	--	168	--	465
Less: impairment expense	--	283	--	283
Income (loss) from discontinued operations, net of tax	$--	$(241)	$--	$(121)

Taringa Sale

On February 21, 2012, we sold our three properties in the Taringa area of Brisbane, Australia consisting of approximately 1.1 acres for $1.9 million (AUS$1.8 million).

Property Held for Sale – Moonee Ponds

In May 2013, we announced our intent to sell and began actively marketing our 3.3-acre Moonee Pond property in Australia.  The current carrying value of this property on our books is $11.6 million (AUS$12.4 million) which has been classified as land held for sale on our September 30, 2013 condensed consolidated balance sheet.  The operations of this property were not material and thus not separately presented as discontinued operations.  On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sale price of AUS$23.0 million payable in full on April 16, 2015.  See Note 18 – Subsequent Events.

Operating Property

As of September 30, 2013 and December 31, 2012, property associated with our operating activities is summarized as follows (dollars in thousands):

Operating property	September 30, 2013	December 31, 2012
Land	$66,753	$69,370
Building and improvements	127,088	136,225
Leasehold interests	52,033	45,391
Fixtures and equipment	105,858	108,169
Total cost	351,732	359,155
Less: accumulated depreciation	(158,435)	(156,377)
Operating property, net	$193,297	$202,778

Depreciation expense for property and equipment was $3.2 million and $10.4 million for the three and nine months ended September 30, 2013, respectively, and $3.6 million and $11.0 million for the three and nine months ended September 30, 2012, respectively.

Casualty Loss – Wellington, New Zealand Parking Structure

On July 21, 2013, Wellington, New Zealand experienced a strong earthquake that damaged our parking structure adjacent to our Courtenay Central shopping center.  The parking structure has been closed pending repairs to the structure.  We estimate the cost to repair the structure will be approximately $1.6 million (NZ$2.0 million) of which our earthquake insurance will cover approximately $944,000 (NZ$1.2 million) after our $710,000 (NZ$844,000) insurance deductable.  For the three and nine months ended September 30, 2013, we recorded a casualty loss of $257,000 (NZ$315,000) based on the associated net book value of the property as an other income (expense) and a $944,000 (NZ$1.2 million) insurance receivable in our current receivables at September 30, 2013.   Our reduction in operating income will also be offset somewhat by our business interruption insurance subject to the relevant deductible.

Investment and Development Property

As of September 30, 2013 and December 31, 2012, our investment and development property is summarized as follows (dollars in thousands):

Investment and Development Property	September 30, 2013	December 31, 2012
Land	$61,983	$77,020
Construction-in-progress (including capitalized interest)	14,715	17,902
Investment and development property	$76,698	$94,922

At the beginning of 2010, we curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three and nine months ended September 30, 2013 or 2012.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of September 30, 2013 and December 31, 2012, included the following (dollars in thousands):

	Interest	September 30, 2013	December 31, 2012
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,645	1,561
205-209 East 57th Street Associates, LLC	25.0%	--	60
Mt. Gravatt	33.3%	5,438	6,094
Total investments		$7,083	$7,715

For the three and nine months ended September 30, 2013 and 2012, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rialto Distribution	$97	$24	$137	$137
Rialto Cinemas	3	27	71	84
205-209 East 57th Street Associates, LLC	--	--	(1)	--
Mt. Gravatt	125	226	798	869
Total equity earnings	$225	$277	$1,005	$1,090

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2013 Quarter.  As of September 30, 2013 and December 31, 2012, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2012	$17,674	$5,224	$22,898
Foreign currency translation adjustment	(431)	--	(431)
Balance at September 30, 2013	$17,243	$5,224	$22,467

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three and nine months ended September 30, 2013, the amortization expense of intangibles totaled $620,000 and $1.7 million, respectively, and, for the three and nine months ended September 30, 2012, the amortization expense of intangibles totaled $638,000 and $1.8 million, respectively.  The accumulated amortization of intangibles includes $777,000 and $817,000 of the amortization of acquired leases which are recorded in operating expense for the nine months ended September 30, 2013 and 2012, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2013	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,248	$7,254	$456	$31,958
Less: Accumulated amortization	14,132	3,402	456	17,990
Total, net	$10,116	$3,852	$--	$13,968

As of December 31, 2012	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,284	$7,254	$458	$31,996
Less: Accumulated amortization	12,873	3,059	403	16,335
Total, net	$11,411	$4,195	$55	$15,661

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Prepaid and other current assets
Prepaid expenses	$1,290	$1,150
Prepaid taxes	889	855
Prepaid rent	1,129	1,079
Deposits	368	373
Other	39	119
Total prepaid and other current assets	$3,715	$3,576

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	161	212
Deferred financing costs, net	2,041	2,230
Note receivable	--	2,000
Tenant inducement asset	556	716
Straight-line rent asset	2,504	2,775
Other	1	2
Total non-current assets	$6,397	$9,069

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected tax provision	$1,090	$56	$3,139	$714
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	(1,099)	(757)	(3,033)	(920)
Foreign tax provision	88	36	1,129	121
Foreign withholding tax provision	262	227	798	867
Tax effect of foreign tax rates on current income	9	--	(106)	(90)
State and local tax provision	150	98	387	369
Tax/audit litigation settlement	251	240	826	723
Actual tax provision	$751	$(100)	$3,140	$1,784

Pursuant to FASB ASC 740-10 – Income Taxes (“FASB ASC 740-10”), a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New Zealand consolidated group of subsidiaries as of September 30, 2013.  We have provided $0.4 million in withholding tax expense in relation to those earnings. We believe the U.S. tax impact of a dividend from our Australian and New Zealand subsidiaries, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of September 30, 2013.

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

We have accrued $21.7 million in total tax liabilities as of September 30, 2013, of which $13.7 million has been classified as taxes payable – current and $8.0 million have been classified as taxes payable – long-term.  As part of current tax liabilities, we have accrued $3.5 million in connection with the negotiated Tax Court judgment, dated January 6, 2011, implementing our agreement with the IRS as to the final disposition of the 1996 tax litigation matter.  We believe that the $21.7 million represents an adequate provision for our income and other tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“FASB ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending September 30, 2013 and December 31, 2012, and December 31, 2011 (dollars in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Unrecognized tax benefits – gross beginning balance	$2,171	$1,974	$8,058
Gross increases – prior period tax provisions	193	197	--
Gross increases – current period tax positions	--	--	151
Settlements	--	--	(6,235)
Unrecognized tax benefits – gross ending balance	$2,364	$2,171	$1,974

For the three months ended September 30, 2013, we recorded a change of approximately $0.1 million to our gross unrecognized tax benefits.  The net tax balance is approximately $2.4 million, of which $1.3 million would impact the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, we estimate that within the next 12 months the reserve for uncertain tax positions will increase within a range of $0.9 million to $1.8 million.  The reasons for such changes include but are not limited to tax positions expected to be taken during the next twelve months, reevaluation of current uncertain tax positions, expiring statutes of limitations, and interest related to the “Tax Audit/Litigation” settlement which occurred January 6, 2011.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in U.S. states and possessions, and income tax in Australia and New Zealand. Generally, changes to our U.S. federal and most state income tax returns for the calendar year 2008 and earlier are barred by statutes of limitations.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand for calendar year 2009 and afterward generally remain open for examination as of September 30, 2013.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	September 30, 2013 Interest Rates	December 31, 2012 Interest Rates	Maturity Date	September 30, 2013 Balance	December 31, 2012 Balance
Trust Preferred Securities	4.27%	4.31%	April 30, 2027	$27,914	$27,913
Australian NAB Corporate Term Loan	5.04%	5.82%	June 30, 2014	61,424	75,349
Australian NAB Corporate Revolver	5.04%	5.82%	June 30, 2014	--	--
Australian Shopping Center Loans	--	--	2013-2014	140	208
New Zealand Corporate Credit Facility	4.70%	4.70%	March 31, 2015	23,304	23,148
US Bank of America Revolver	3.02%	3.26%	October 31, 2017	32,375	30,000
US Bank of America Line of Credit	3.02%	3.21%	October 31, 2017	--	2,007
US Cinema 1, 2, 3 Term Loan	5.21%	5.24%	June 27, 2014	15,000	15,000
US Liberty Theaters Term Loan	--	6.20%	April 1, 2013	--	6,429
US Minetta & Orpheum Theatres Loan	2.93%	--	June 1, 2018	7,500	--
US Nationwide Loan 1	--	8.50%	February 21, 2013	--	593
US Sutton Hill Capital Note – Related Party	--	8.25%	June 18, 2013	--	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,775	6,950
Total				$174,432	$196,597

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for both our Australian NAB Corporate Credit Facility (“NAB Loan”) and our U.S. Bank of America Revolver (“BofA Revolver”), we have entered into interest rate swap agreements for all or part of these facilities.  The loan agreement together with the swap results in us paying a total fixed interest rate of 7.90% (5.50% swap contract rate plus a 2.40% margin under the loan) for our NAB Loan and a total fixed interest rate of 4.19% (1.44% swap contract rate plus a 2.75% margin under the loan) for our BofA Revolver instead of the above indicated 5.04% and 3.02%, respectively, which are the obligatorily disclosed loan rates.  Additionally, on June 3, 2013, we entered into a new swap agreement for our BofA Revolver which will take effect on December 31, 2014 (see Note 17 – Derivative Instruments).

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

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Current liabilities
Lease liability	$5,900	$5,855
Security deposit payable	246	174
Other	36	3
Other current liabilities	$6,182	$6,032
Other liabilities
Foreign withholding taxes	$6,681	$6,480
Straight-line rent liability	9,248	8,893
Environmental reserve	1,656	1,656
Accrued pension	7,207	6,976
Interest rate swap	4,223	5,855
Acquired leases	1,603	2,078
Other payable	888	1,191
Other	567	630
Other liabilities	$32,073	$33,759

Included in our other liabilities are accrued pension costs of $7.2 million at September 30, 2013.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three or nine months ended September 30, 2013 and 2012.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for any expected return on the plan assets.  For the three and nine months ended September 30, 2013, we recognized $66,000 and $231,000, respectively, of interest cost and $166,000 and $496,000, respectively, of amortized prior service cost.  For the three and nine months ended September 30, 2012, we recognized $87,000 and $264,000, respectively, of interest cost and $76,000 and $228,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

 Total debt of unconsolidated joint ventures and entities was $666,000 and $703,000 as of September 30, 2013 and December 31, 2012.  Our share of unconsolidated debt, based on our ownership percentage, was $222,000 and $234,000 as of September 30, 2013 and December 31, 2012.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Digital Projection

We financed  a $15.5 million purchase of digital projection equipment with an operating lease for our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we are in the process of installing similar digital projection equipment for a cost of approximately $9.0 million and $2.8 million, respectively, using our cash on hand.

Note 14 – Noncontrolling interests

The components of noncontrolling interests are as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
AFC LLC	$--	$1,737
Australian Country Cinemas	524	601
Shadow View Land and Farming LLC	1,874	1,912
Sutton Hill Properties ("SHP")	2,203	(152)
Noncontrolling interests in consolidated subsidiaries	$4,601	$4,098

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
AFC LLC	$--	$174	$173	$467
Australian Country Cinemas	49	(1)	97	71
Shadow View Land and Farming LLC	(24)	(56)	(38)	(111)
Sutton Hill Properties	13	(84)	(158)	(278)
Net income (loss) attributable to noncontrolling interest	$38	$33	$74	$149

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2013	$126,856	$4,098	$130,954
Net income	5,860	74	5,934
Increase in additional paid in capital	297	76	373
Contributions from noncontrolling stockholders - SHP	--	2,513	2,513
Distributions to noncontrolling stockholders	--	(2,103)	(2,103)
Accumulated other comprehensive loss	(12,488)	(57)	(12,545)
Equity at – September 30, 2013	$120,525	$4,601	$125,126

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2012	$123,752	$1,235	$124,987
Net income	361	149	510
Increase in additional paid in capital	548	--	548
Contributions from noncontrolling stockholders	--	3,350	3,350
Accumulated other comprehensive income	4,695	5	4,700
Equity at – September 30, 2012	$129,356	$4,739	$134,095

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

Note 15 – Common Stock

Common Stock Issuance

During the nine months ended September 30, 2013 and 2012, we issued 217,890 and 155,925, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grants.

62,500 options were exercised during the nine months ended September 30, 2013 having an intrinsic value of $132,000 for which we received $249,000 of cash. Additionally, 75,000 options were exercised during the nine months ended September 30, 2013 having an intrinsic value of $124,000 for which we did not receive any cash but the employee elected to exchange 53,136 personally owned shares of the company at a market price of $5.66 per share for the 75,000 shares based on an exercise price of $4.01 for the related options.  95,000 options were exercised during the nine months ended September 30, 2012 having an intrinsic value of $136,000 for which we received $308,000 of cash.  Additionally, 41,000 options were exercised during the nine months ended September 30, 2012 having a realized value of

$103,000 for which we did not receive any cash but the consultant elected to receive the net incremental number of in-the-money shares of 15,822 based on an exercise price of $4.01 and a market price of $6.53.

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

The following table sets forth the terms of our interest rate swap and cap derivative instruments at September 30, 2013:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$24,874,000	1.440%	0.248%	December 31, 2013
Interest rate swap	$67,029,000	5.500%	2.635%	June 30, 2016
Interest rate cap	$7,500,000	4.000%	n/a	June 1, 2018

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $209,000 and $1.6 million during the three and nine months ended September 30, 2013, respectively, and an increase of  $351,000 and $1.8 million in interest expense during the three and nine months ended September 30, 2012, respectively.  At September 30, 2013 and December 31, 2012, we recorded as other long-term liabilities the fair market value of our interest rate swaps and cap of $4.2 million and $5.9 million, respectively.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

Note 17 – Fair Value of Financial Instruments

FASB ASC 820-10,  Fair Value Measurement (“FASB ASC 820-10”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

As of September 30, 2013 and December 31, 2012, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap and cap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our counterparties and us.  However, as of September 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap and cap derivative instruments is described in Note 16 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the nine months ended September 30, 2013.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Investment in marketable securities	1	$57	$55	$57	$55
Interest rate swaps and cap liability	2	$4,223	$5,855	$4,223	$5,855

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012
Notes payable	3	$146,519	$159,684	$130,767		$154,795
Notes payable to related party	N/A	$--	$9,000	$--	$	N/A
Subordinated debt	3	$27,913	$27,913	$11,367		$12,268

The fair value of notes payable to related party cannot be determined due to the related party nature of the terms of the notes payable.

We estimated the fair value of our secured mortgage notes payable, unsecured notes payable, trust preferred securities, and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate.  We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions.  These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

Note 18 - Subsequent Events

Moonee Ponds Sale Agreement

On October 15, 2013, we entered into a definitive purchase and sale agreement with Moonee Ponds Pty Ltd, an affiliate of Leighton Properties Pty Ltd, for the sale of our properties located in Moonee Ponds, Victoria, Australia.  The agreement calls for a sale price of AUS$23.0 million payable in full on April 16, 2015.  Leighton Properties Pty Ltd. has guaranteed the purchaser’s performance.  Our attorney has received from the purchaser bank guaranties and checks to the value of AUS$2.3 million representing the agreed upon 10% deposit.  These amounts will be held by our attorney and released to us upon settlement on April 16, 2015. The contract is subject to approval by the Australian Foreign Investment Review Board.  While no assurances can be given, this approval process is currently not anticipated to take longer than thirty business days to complete from the agreement date.   Prior to settlement, Reading retains title to the properties, is responsible for their costs (including taxes and utilities), and is entitled to receive all of their revenues (the properties are currently used as a parking lot).   The properties comprise approximately 3.3 acres and are carried on our books at $11.6 million (AUS$12.4 million) at September 30, 2013.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	cinema exhibition, through our 56 multiplex cinemas; and
•	real estate, including real estate development and the rental of retail, commercial, and live theater assets.

We believe that these two business segments can complement one another as we can use the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business.

We manage our worldwide cinema exhibition businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Amusements, and City Cinemas brands;
•	in Australia, under the Reading brand; and
•	in New Zealand, under the Reading and Rialto brands.

Cinema Activities

We continue to consider opportunities to expand our cinema operations while continuing to cull those cinema assets which are underperforming or have unacceptable risk profiles on a go forward basis.

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

Results of Operations

At September 30, 2013, we owned and operated 51 cinemas with 429 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  Regarding our real estate, during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand, and (v) owned 50% of a 202-acre property which is zoned for the development of up to 843 single-family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

The tables below summarize the results of operations for each of our principal business segments for the three (“2013 Quarter”) and nine (“2013 Nine Months”) months ended September 30, 2013 and the three (“2012 Quarter”) and nine (“2012 Nine Months”) months ended September 30, 2012, respectively (dollars in thousands):

Three Months Ended September 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$61,228	$6,157	$(1,913)	$65,472
Operating expense	50,655	2,716	(1,913)	51,458
Depreciation and amortization	2,540	951	--	3,491
General and administrative expense	891	185	--	1,076
Segment operating income	$7,142	$2,305	$--	$9,447

Three Months Ended September 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$59,246	$6,570	$(1,882)	$63,934
Operating expense	50,554	3,153	(1,882)	51,825
Depreciation and amortization	2,786	1,108	--	3,894
General and administrative expense	653	197	--	850
Segment operating income	$5,253	$2,112	$--	$7,365

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2013 Quarter	2012 Quarter
Total segment operating income	$9,447	$7,365
Non-segment:
Depreciation and amortization expense	111	101
General and administrative expense	3,510	3,107
Operating income	5,826	4,157
Interest expense, net	(2,814)	(4,165)
Other income (expense)	(55)	182
Gain on sale of assets	--	86
Income tax benefit (expense)	(751)	100
Equity earnings of unconsolidated joint ventures and entities	225	277
Loss from discontinued operations	--	(241)
Net income	$2,431	$396
Net income attributable to noncontrolling interests	(38)	(33)
Net income attributable to Reading International, Inc. common shareholders	$2,393	$363

Nine Months Ended September 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$180,657	$19,764	$(5,740)	$194,681
Operating expense	151,612	8,115	(5,740)	153,987
Depreciation and amortization	7,824	3,086	--	10,910
General and administrative expense	2,463	519	--	2,982
Segment operating income	$18,758	$8,044	$--	$26,802

Nine Months Ended September 30, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$174,636	$20,324	$(5,647)	$189,313
Operating expense	147,117	8,479	(5,647)	149,949
Depreciation and amortization	8,349	3,331	--	11,680
General and administrative expense	2,137	522	--	2,659
Segment operating income	$17,033	$7,992	$--	$25,025

Reconciliation to net income attributable	2013 Nine	2012 Nine
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$26,802	$25,025
Non-segment:
Depreciation and amortization expense	333	336
General and administrative expense	10,341	10,042
Operating income	16,128	14,647
Interest expense, net	(8,124)	(13,608)
Other income	72	202
Gain (loss) on sale of assets	(7)	84
Income tax expense	(3,140)	(1,784)
Equity earnings of unconsolidated joint ventures and entities	1,005	1,090
Loss from discontinued operations	--	(121)
Net income	$5,934	$510
Net income attributable to noncontrolling interests	(74)	(149)
Net income attributable to Reading International, Inc. common shareholders	$5,860	$361

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 51 cinema complexes with 429 screens during the 2013 Quarter and 52 cinema complexes with 437 screens during the 2012 Quarter, and management fee income from 2 cinemas with 9 screens in both years. The following tables detail our cinema exhibition segment operating results for the three months ended September 30, 2013 and 2012, respectively (dollars in thousands):

Three Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$22,825	$14,851	$3,682	$41,358
Concessions revenue	9,327	5,954	1,404	16,685
Advertising and other revenue	1,792	1,177	216	3,185
Total revenues	33,944	21,982	5,302	61,228

Cinema cost	26,747	16,664	4,154	47,565
Concession cost	1,584	1,141	365	3,090
Total operating expense	28,331	17,805	4,519	50,655

Depreciation and amortization	1,512	816	212	2,540
General and administrative expense	572	317	2	891
Segment operating income	$3,529	$3,044	$569	$7,142

Three Months Ended September 30, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$19,111	$18,111	$3,458	$40,680
Concessions revenue	7,795	6,596	1,092	15,483
Advertising and other revenue	1,378	1,467	238	3,083
Total revenues	28,284	26,174	4,788	59,246

Cinema cost	24,416	19,473	3,743	47,632
Concession cost	1,364	1,298	260	2,922
Total operating expense	25,780	20,771	4,003	50,554

Depreciation and amortization	1,592	942	252	2,786
General and administrative expense	475	178	--	653
Segment operating income	$437	$4,283	$533	$5,253

•

Cinema revenue increased for the 2013 Quarter by $2.0 million or 3.3% compared to the same period in 2012.  The 2013 Quarter increase was primarily due to a $5.7 million increase in U.S. cinema revenue resulting from an increase in our U.S. box office admissions of 383,000 and a 1.7% increase in the average ticket price,  primarily related to the quality of film product in 2013 compared to the same period in 2012.  This increase in revenue was augmented by a 34,000 increase in our New Zealand box office admissions resulting in an increase in revenue of $514,000 primarily from increased revenues coming from our previously earthquake damaged New Zealand multiplex.  The increase in the reported New Zealand revenue was offset in part by a decrease in the value of the New Zealand dollar compared to the U.S. dollar (see below).  The above revenue increases were offset by a decrease in our Australian revenue in part from a 21,000 decrease in Australian box office admissions and from a 5.9% decrease in the average ticket price.  Also, our Australian revenue decreased for the 2013 Quarter compared to the same period in 2012 as a result of  a decrease in the value of the Australian dollar compared to the U.S. dollar (see below).

•

Operating expense increased for the 2013 Quarter by $101,000 or 0.2% compared to the same period in 2012.  Overall, our operating expense as a percent of gross revenue decreased from 85.3% to 82.7% primarily due to the aforementioned increase in box office admissions and relatively flat labor costs from period to period coupled with fixed rental cost relative to the aforementioned increase in revenue.    Adversely and not previously occurring during 2012, our 2013 quarterly operating expense was affected by a net charge of $132,000 for our digital projection lease after the effect of the virtual print fees to be received from film distributors. Finally, both the Australian and New Zealand operating expense decreased for the 2013 Quarter compared to the same period in 2012 as a result of decreases in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•	Depreciation expense decreased for the 2013 Quarter by $246,000 or 8.8% compared to the same period in 2012 due to certain of our worldwide cinema assets coming to the end of their depreciable lives.

•

General and administrative expense increased by $238,000 or 36.4% for the 2013 Quarter compared to the 2012 Quarter.  The increase in cinema general and administrative expense during the 2013 Quarter was primarily related to an increase in labor expense from our U.S. and Australian cinema operations.

•

For our statement of operations, the Australian quarterly average exchange rates decreased by 11.8% and the New Zealand quarterly average exchange rates decreased by 1.3% since the 2012 Quarter, both of which had an impact on the individual components of our income statement.

•

Because of the above, and driven by the aforementioned increase in revenue from the U.S.,  our cinema exhibition segment income increased for the 2013 Quarter by $1.9 million or 36.0% compared to the same period in 2012.

The following tables detail our cinema exhibition segment operating results for the nine months ended September 30, 2013 and 2012, respectively (dollars in thousands):

Nine Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$63,070	$48,328	$11,111	$122,509
Concessions revenue	26,410	18,336	4,097	48,843
Advertising and other revenue	4,712	3,888	705	9,305
Total revenues	94,192	70,552	15,913	180,657

Cinema cost	76,124	53,834	12,414	142,372
Concession cost	4,480	3,712	1,048	9,240
Total operating expense	80,604	57,546	13,462	151,612

Depreciation and amortization	4,643	2,468	713	7,824
General and administrative expense	1,739	722	2	2,463
Segment operating income	$7,206	$9,816	$1,736	$18,758

Nine Months Ended September 30, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$57,772	$52,786	$10,123	$120,681
Concessions revenue	23,579	18,506	3,050	45,135
Advertising and other revenue	3,927	4,234	659	8,820
Total revenues	85,278	75,526	13,832	174,636

Cinema cost	71,068	56,724	11,001	138,793
Concession cost	3,888	3,687	749	8,324
Total operating expense	74,956	60,411	11,750	147,117

Depreciation and amortization	4,891	2,710	748	8,349
General and administrative expense	1,599	538	--	2,137
Segment operating income	$3,832	$11,867	$1,334	$17,033

•

Driven by the strong 2013 Quarter, cinema revenue increased for the 2013 Nine Months by $6.0 million or 3.4% compared to the same period in 2012.  During the 2013 Nine Months, U.S. box office admissions increased by 428,000 related to the quality of film product in 2013 Nine Months compared to the same period in 2012 which was augmented by a 2.6% increase in the U.S. average ticket price resulting in a $8.9 million increase in U.S. cinema segment revenue. This increase in revenue was enhanced by a $2.1 million increase in New Zealand cinema segment revenue resulting from an 114,000 increase in our New Zealand box office admissions primarily from increased revenues coming from our previously earthquake damaged New Zealand multiplex.  These increases were offset by a decrease in Australian cinema revenue resulting in part from a 3.8% decrease in the Australian average ticket price.  Finally, the Australian revenue decreased and New Zealand revenue increased for the 2013 Nine Months compared to the same period in 2012 as a result of changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense increased for the 2013 Nine Months by $4.5 million or 3.1% compared to the same period in 2012.  Overall, our operating expense as a percent of gross revenue decreased from 84.2% during the 2012 Nine Months to 83.9% for the 2013 Nine Months for the same reasons noted above for the 2013 Quarter. Adversely and not previously occurring during 2012, our 2013 Nine Months operating expense was affected by a net charge of $370,000 for our digital projection lease after the effect of the virtual print fees to be received from film distributors. Finally, the Australian operating expense decreased and New Zealand operating expense increased for the 2013 Nine Months compared to the same period in 2012 as a result of changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•	Depreciation expense decreased for the 2013 Nine Months by $525,000 or 6.3% compared to the same period in 2012 for the same reasons noted above for the 2013 Quarter.

•	General and administrative expense increased by $326,000 or 15.3% for the 2013 Nine Months compared to the 2012 Nine Months for the same reasons noted above for the 2013 Quarter.

•

For our statement of operations, the Australian average exchange rates decreased by 5.1% for the 2013 Nine Months while the New Zealand average exchange rates increased by 1.4% for the 2013 Nine Months, compared to the 2012 Nine Months, both of which had an impact on the individual components of our income statement.

•

Because of the above, the cinema exhibition segment income increased for the 2013 Nine Months by $1.7 million or 10.1% compared to the same period in 2012 principally related to the increase in U.S. cinema box office revenue.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended September 30, 2013 and 2012, respectively (dollars in thousands):

Three Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$765	$--	$--	$765
Property rental income	416	3,407	1,569	5,392
Total revenues	1,181	3,407	1,569	6,157

Live theater cost	511	--	--	511
Property cost	199	1,373	633	2,205
Total operating expense	710	1,373	633	2,716

Depreciation and amortization	78	627	246	951
General and administrative expense	5	167	13	185
Segment operating income	$388	$1,240	$677	$2,305

Three Months Ended September 30, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$669	$--	$--	$669
Property rental income	434	3,601	1,866	5,901
Total revenues	1,103	3,601	1,866	6,570

Live theater cost	490	--	--	490
Property cost	273	1,859	531	2,663
Total operating expense	763	1,859	531	3,153

Depreciation and amortization	74	706	328	1,108
General and administrative expense	51	133	13	197
Segment operating income	$215	$903	$994	$2,112

•

Real estate revenue decreased for the 2013 Quarter by $413,000 or 6.3% compared to the same period in 2012 primarily related to the closure of our Courtenay Central parking structure in July 2013 as a result of an earthquake in Wellington, New Zealand.  Additionally, both the Australian and New Zealand revenue decreased for the 2013 Quarter compared to the same period in 2012 as a result of decreases in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense for the real estate segment decreased for the 2013 Quarter by $437,000 or 13.9% compared to the same period in 2012.  This decrease resulted primarily from a decrease in professional fees from our 2012 legal work associated with protecting our property rights of our Burwood property and with our residual railroad properties; offset by, additional costs associated with the start of development work on our Wellington, New Zealand location.  Finally, both the Australian and New Zealand operating expense decreased for the 2013 Quarter compared to the same period in 2012 as a result of decreases in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

For our statement of operations, the Australian quarterly average exchange rates decreased by  11.8% and the New Zealand quarterly average exchange rates decreased by 1.3% since the 2012 Quarter, both of which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income increased for the 2013 Quarter by $193,000 or 9.1% compared to the same period in 2012.

The following tables detail our real estate segment operating results for the nine months ended September 30, 2013 and 2012, respectively (dollars in thousands):

Nine Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,292	$--	$--	$2,292
Property rental income	1,247	10,740	5,485	17,472
Total revenues	3,539	10,740	5,485	19,764

Live theater cost	1,460	--	--	1,460
Property cost	631	4,161	1,863	6,655
Total operating expense	2,091	4,161	1,863	8,115

Depreciation and amortization	235	2,001	850	3,086
General and administrative expense	77	406	36	519
Segment operating income	$1,136	$4,172	$2,736	$8,044

Nine Months Ended September 30, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,545	$--	$--	$2,545
Property rental income	1,264	10,822	5,693	17,779
Total revenues	3,809	10,822	5,693	20,324

Live theater cost	1,529	--	--	1,529
Property cost	756	4,608	1,586	6,950
Total operating expense	2,285	4,608	1,586	8,479

Depreciation and amortization	229	2,121	981	3,331
General and administrative expense	73	409	40	522
Segment operating income	$1,222	$3,684	$3,086	$7,992
•

Real estate revenue decreased for the 2013 Nine Months by $560,000 or 2.8% compared to the same period in 2012.  The decrease in real estate revenue was primarily related to a $253,000 decrease in live theater revenue and to the closure of our Courtenay Central parking structure in July 2013 as a result of an earthquake in Wellington, New Zealand.  Finally, the Australian revenue decreased and New Zealand revenue increased for the 2013 Nine Months compared to the same period in 2012 as a result of changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

Operating expense for the real estate segment decreased for the 2013 Nine Months by $364,000 or 4.3% compared to the same period in 2012.  The decrease in operating expense during the 2013 Nine Months was due to the same reasons noted above for the quarterly results.  Finally, the Australian operating expense decreased and New Zealand operating expense increased for the 2013 Nine Months compared to the same period in 2012 as a result of changes in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•

For our statement of operations, the Australian average exchange rates decreased by 5.1% for the 2013 Nine Months while the New Zealand average exchange rates increased 1.4% for the 2013 Nine Months compared to the 2012 Nine Months, both of which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income increased for the 2013 Nine Months by $52,000 or 0.7% compared to the same period in 2012.

Corporate

Quarterly Results

General and administrative expense increased by $403,000 for the 2013 Quarter compared to the 2012 Quarter.  The increase in general and administrative expense during the 2013 Quarter was primarily related to an increase in pension costs and additional audit fees.

Net interest expense decreased by $1.4 million for the 2013 Quarter compared to the 2012 Quarter.  The decrease in interest expense during the 2013 Quarter resulted from an overall decrease in our worldwide debt balances and a decrease in the interest rates on our corporate loans in the U.S. and Australia. Additionally, our interest expense was lower in the 2013 Quarter due to a decrease in the fair value of our interest rate swap liabilities in 2013 compared to an increase in these liabilities during the same period in 2012 resulting in a comparative decrease in interest expense from the 2012 Quarter to the 2013 Quarter.

For the 2013 Quarter, our income tax expense increased by $851,000 compared to the 2012 Quarter primarily caused by an increase in pretax income in our Reading Australia operations.  No material corresponding increase in tax expense occurred for U.S. and New Zealand operations because of valuation allowances recorded against the net operating loss carryforwards of those operations..

For the 2012 Quarter, we recorded a loss from discontinued operations of $241,000 associated with the sale of our Indooroopilly property in November 2012.

Nine Months Results

General and administrative expense increased by $299,000 for the 2013 Nine Months compared to the 2012 Nine Months.  The increase in general and administrative expense during the 2013 Nine Months was due to the same reasons noted in the quarterly results.

Net interest expense decreased by $5.5 million for the 2013 Nine Months compared to the 2012 Nine Months.  The decrease in interest expense during the 2013 Nine Months was due to the same reasons noted above for the quarterly results.

The 2013 Nine Months income tax expense increased by $1.4 million compared to the 2012 Nine Months due to the same reasons noted in the quarterly results.

For the 2012 Nine Months, we recorded loss from discontinued operations of $121,000 associated with the sale of our Indooroopilly property in November 2012.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net income attributable to Reading International, Inc. common shareholders of $2.4 million for the 2013 Quarter compared to a net income of $363,000 for the 2012 Quarter and a net income of $5.9 million for the 2013 Nine Months compared to a net income of $361,000 for the 2012 Nine Months.  As described above, the increase in net income from 2012 to 2013 was primarily from the aforementioned decrease in interest expense coupled with strong operating income during the 2013 Quarter.

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

Our real estate business plan is to begin development of our existing land assets, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, to dispose of such assets.  Because we believe that current economic conditions present difficulties in obtaining the pre-construction leasing commitments necessary to justify commencement of construction, we are predominantly focusing our development efforts on improving and enhancing land entitlements and negotiating with end users for build-to-suit projects.

In addition, we review opportunities to monetize our assets where such action leads to a financially acceptable outcome.  We will also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.  We financed a $15.5 million purchase of digital projection equipment with an operating lease for our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we are in the process of installing similar digital projection equipment for a cost of approximately $9.0 million and $2.8 million, respectively, using our cash on hand.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Debt	$3,084	$78,165	$33,270	$3,500	$21,000	$7,500	$146,519
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	870	3,480	2,301	--	--	--	6,651
Pension liability	1	427	44	61	481	6,193	7,207
Lease obligations	8,776	31,126	27,129	23,384	20,365	74,690	185,470
Estimated interest on debt	1,975	5,715	3,825	3,087	1,904	11,075	27,581
Total	$14,706	$118,913	$66,569	$30,032	$43,750	$127,371	$401,341

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.4 million as of September 30, 2013 primarily as a result of the settlement on January 6, 2011 of our Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $666,000 and $703,000 as of September 30, 2013 and December 31, 2012, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $222,000 and $234,000 as of September 30, 2013 and December 31, 2012, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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
NewZealand $

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

Currently, our liquidity needs arise primarily from:

•	capital expenditure needs for our expanding digital projection installations (see below);
•	working capital requirements; and
•	debt servicing requirements.

We have a $15.5 million operating lease which we used to finance the implementation of digital projection in our U.S. cinema circuit during 2012.  For our Australia and New Zealand circuits, we are in the process of installing digital projection equipment for a cost of approximately $9.0 million and $2.8 million, respectively, using our cash on hand.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

As indicated in our 2012 Annual Report, the term of our Australian NAB Corporate Term Loan matures on June 30, 2014.  Accordingly, the outstanding balance of this debt of $61.4 million (AUS$65.8 million) is classified as current on our September 30, 2013 balance sheet.  The Australian NAB Corporate Term Loan is secured by the majority of our theater and entertainment-themed retail center (“ETRC”) properties in Australia.

Additionally, the term of our US Cinema 1, 2, 3 Term Loan matures on June 27, 2014.  Accordingly, the outstanding balance of this debt of $15.0 million is classified as current on our September 30, 2013 balance sheet.

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

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $37.8 million of cash and cash equivalents, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operations was $16.2 million in the 2013 Nine Months compared to $12.5 million in the 2012 Nine Months.  The year-to-year increase in cash provided by operations of $3.8 million was due primarily to a $5.3 million increase in operational cash flows offset by a $1.5 million change in operating assets and liabilities.

Investing Activities

Cash used in investing activities for the 2013 Nine Months was $898,000 compared to $15.1 million of cash used in investing activities for the 2012 Nine Months, a change of $14.2 million.  The $898,000 of cash used in investing activities for the 2013 Nine Months was primarily related to:

•	$12.7 million in property enhancements to our existing properties;

offset by

•	$1.6 million in cash provided from restricted cash;
•	$2.0 million of proceeds from a note receivable; and
•	$8.0 million of proceeds from time deposits;

The $15.1 million of cash used in investing activities for the 2012 Nine Months was primarily related to:

•	$5.0 million in property enhancements to our existing properties;
•	$8.0 million to purchase time deposits;
•	$1.8 million to purchase a note receivable; and
•	$5.5 million for the purchase of the Coachella land acquisition;

offset by

•	$44,000 of a change in restricted cash;
•	$1.9 million of proceeds from the sale of our Taringa properties;
•	$315,000 in return of investment from unconsolidated entities; and
•	$3.0 million of proceeds from the sale of marketable securities.

Financing Activities

Cash used in financing activities for the 2013 Nine Months was $14.3 million compared to $6.7 million of cash used in financing activities for the same period in 2012 resulting in a change of $7.7 million.  The $14.3 million in cash used in financing activities during the 2013 Nine Months was primarily related to:

•

$25.1 million of loan repayments including a $6.4 million payoff of our former Liberty Theaters Term Loan, a $6.8 million pay off our Sutton Hill Capital Note, $4.6 million in payments on our Bank of America Revolver and Line of Credit, $6.5 million in payments on our NAB term debt, and a $592,000 pay off of the Nationwide Loan 1; and

•	$2.1 million in noncontrolling interests’ distributions.

offset by

•	$12.5 million of new borrowing including $5.0 million from our Bank of America Revolver and $7.5 million from our new loan on the Orpheum and Minetta Lane Theatres net of $103,000 of borrowing costs;
•	$263,000 in noncontrolling interests’ contributions; and
•	$249,000 of proceeds from the exercise of employee stock options;

The $6.7 million in cash used in financing activities during the 2012 Nine Months was primarily related to:

•

$16.2 million of new borrowing including $14.6 million of loan proceeds from our new Cinemas 1, 2, 3 loan net of $445,000 of capitalized borrowing costs and $1.2 million of borrowing from our Bank of America line of credit;

•	$3.4 million in noncontrolling interests’ contributions; and
•	$308,000 of proceeds from the exercise of employee stock options;

offset by

•	$26.1 million of loan repayments including $15.0 million to pay off our Cinemas 1, 2, 3 loan, $4.5 million in payments on our GE Capital Loan and $5.8 million in payments on our NAB term debt.

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

Financial Risk Management

Our internally developed risk management procedure, seeks to minimize the potentially negative effects of changes in currency exchange rates and interest rates on the results of operations.  Our primary exposure to fluctuations in the financial markets is currently due to changes in interest rates and currency exchange rates between U.S and Australia and New Zealand.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $209,000 and $1.6 million during the three and nine months ended September 30, 2013, respectively, and an increase of  $351,000 and $1.8 million in interest expense during the three and nine months ended September 30, 2012, respectively.  At September 30, 2013 and December 31, 2012, we recorded the fair market value of our interest rate swaps and cap of $4.2 million and $5.9 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

At September 30, 2013, approximately 52%  and 20% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $22.2 million in cash and cash equivalents.  At December 31, 2012, approximately 51% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $15.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $5.8 million and a decrease of $13.0 million for the three and nine months ended September 30, 2013, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 65% and 49% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $13.3 million and $3.9 million, respectively, and the change in our quarterly net income (loss) would be $161,000 and $41,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2013 and December 31, 2012, we have recorded a cumulative unrealized foreign currency translation gain of approximately $51.6 million and $64.6 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  Taking into consideration our interest rate swaps and cap, a 1% increase or decrease in short-term interest rates would have resulted in approximately $166,000 increase or decrease in our 2013 Quarter’s interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

READING INTERNATIONAL, INC.

Date:November 6, 2013

By: /s/ James J. Cotter

James J. Cotter

Chief Executive Officer

Date:November 6, 2013

By: /s/ Andrzej Matyczynski

Andrzej Matyczynski

Chief Executive Officer