Form 10-K
period 2013-12-31
READING INTERNATIONAL INC
filed 2014-03-07
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No 

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes   No 

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer    Non-accelerated filer    Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 6, 2014, there were 22,015,738 shares of class A non-voting common stock, par value $0.01 per share and 1,495,490 shares of class B voting common stock, par value $0.01 per share, outstanding.    The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $112,400,258 as of June 30, 2013.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2013

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

At December 31, 2013, the book value of our assets was $386.8 million, and, as of that same date, we had a consolidated stockholders’ book equity of $121.7 million.  Calculated based on book value, $120.7 million or 30%, of our assets relate to our cinema exhibition activities and $226.9 million or 59%, of our assets relate to our real estate activities.  At December 31, 2013, we had cash and cash equivalents of $37.7 million, which is accounted for as a corporate asset.  Our cash included $23.0 million denominated in the U.S. dollars, $7.5 million (AUS$$8.4 million) in Australia dollars, and $7.2 million (NZ$8.7 million) in New Zealand dollars.

For additional segment financial information, please see Note 22 – Business Segments and Geographic Area Information to our 2013 Consolidated Financial Statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand.  At December 31, 2013, we had approximately 29% of our assets (based on net book value) in the United States, 51% in Australia and 20% in New Zealand compared to 29%, 53%, and 18% at the end of 2012.  For 2013, our gross revenue in these jurisdictions was $131.5 million, $100.4 million, and $26.3 million, respectively, compared to $121.5 million, $108.3 million, and $24.6 million for 2012.

For additional financial information concerning the geographic distribution of our business, please see Note 22 – Business Segments and Geographic Area Information to our 2013 Consolidated Financial Statements.

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environments.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home, and, that when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  As we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from the enhancement of our current cinemas, the development in select markets of specialty cinemas, and the opportunistic acquisition of already existing cinemas rather than from the development of new conventional cinemas.

In 2012, we essentially completed the conversion of our U.S. cinemas to digital projection, and followed that up with a conversion of our Australia and New Zealand cinemas, which was completed in 2013.  In 2013, we took back a cinema in New Zealand that, at the time we acquired the property, was already leased to a competitor.  We are now in the process of upgrading that cinema into a state-of-the art facility and plan to begin operations in the 3rd Quarter of 2014.  We are also working to expand our Angelika Film Center circuit.  In the last quarter of 2013, we and Edens, a nationally known developer, announced our plans to develop a new Angelika style cinema in the Union Market district of Washington D.C.  It is currently anticipated that this Angelika will open in mid-2016.  Also, we are advancing plans to convert one of our San Diego area cinemas to an upgraded Angelika format, and working on plans to upgrade the food and beverage offerings at a number of our U.S. cinemas.  Finally, during 2013, we acquired equity interests in entities holding the leases to two of our Angelika Film Centers.

Given the resurgence of Manhattan commercial real estate values, we intend to redevelop our Cinemas 1, 2 & 3 property and our Union Square property.  Overseas, in 2013, we entered into a lease agreement for a new grocery store anchor tenant in our Courtenay Central property in Wellington, New Zealand and are actively pursuing the development of the next phase of that center.  Additionally, we have obtained the necessary land use approvals and are working on plans to add a cinema to our Newmarket shopping center in Brisbane, Australia.

Historically, it has not been our practice to sell assets, except in connection with the repositioning of such assets to a higher and better use.  However, in light of the current market conditions and our desire to free up capital and pay down debt, in 2012, we sold our 24,000 square foot office building in Indooroopilly, Australia for $12.4 million (AUS$12.0 million).  In 2013, we entered into a purchase and sale agreement to sell our 3.3-acre properties in Moonee Ponds for AUS$23.0 million which is scheduled to close on April 16, 2015 and is classified as land held for sale on our December 31, 2013 consolidated balance sheet.  We are continuing to evaluate our options with respect to our 50.6-acre Burwood property in Australia and our 70.3-acre Manukau property in New Zealand.  We may sell all or portions of these properties to provide liquidity for other projects.  In evaluating whether to sell a particular property, we consider the potential upside in a particular property and costs required to achieve that upside compared to the opportunities presented by our other properties.

Typically, we have endeavored to match the currency in which we have financed our development with the jurisdiction within which these developments are located.  We have followed this approach to reduce our risk to currency fluctuations.   This structure has, however, somewhat limited our ability to move cash from one jurisdiction to another.  During 2012, we deviated somewhat from this policy by purchasing $8.0 million in time deposits denominated in U.S. dollars and held by an Australian bank which matured in January 2013.  Additionally, at December 31, 2013, we hold $4.5 million in Australia and $495,000 in New Zealand denominated in U.S. dollars.

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate and cinema company and intend to add to stockholder value by building the value of our portfolio of tangible real estate and entertainment-oriented assets.  We endeavor to maintain a reasonable asset allocation between our U.S. and international assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate operation coupled with our international diversification of assets, our business strategy is unique among public companies. While historically we have retained our properties through development, we continue to evaluate the sale of certain assets to provide capital to develop our remaining properties.

At December 31, 2013, our principal assets included:

•	interests in 55 cinemas comprising some 463 screens;
•	fee interests in four live theaters (the Union Square, the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);
•	fee ownership of approximately 24.0 million square feet of developed and undeveloped real estate; and
•	cash, cash equivalents, and time deposits aggregating $37.7 million.

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

•

third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites.  While we believe that there will continue to be attractive opportunities to acquire cinema assets and/or to develop upper end specialty type theaters (like our Angelika Film Centers) in the future,  we do not feel pressure to build or acquire cinemas for the sake of adding units.  We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and
•

fourth, we are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity.

Our current cinema assets that we own and/or manage are as set forth in the following chart:

	Wholly Owned	Consolidated[1]	Unconsolidated[2]	Managed[3]	Totals
Australia	18 cinemas	2 cinemas	1 cinema[4]	None	21 cinemas
	138 screens	11 screens	16 screens		165 screens

New Zealand	7 cinemas	None	2 cinemas[5]	None	9 cinemas
	40 screens		13 screens		53 screens

United States	24 cinemas	1 cinema	None	1 cinema	26 cinemas
	242 screens	3 screens		4 screens	249 screens

Totals	49 cinemas	3 cinemas	3 cinemas	1 cinemas	56 cinemas
	420 screens	14 screens	29 screens	4 screens	467 screens

[1] Cinemas owned and operated through consolidated, but not wholly owned subsidiaries.

[2] Cinemas owned and operated through unconsolidated subsidiaries.

[3] Cinemas in which we have no ownership interest, but which are operated by us under management agreements.

[4] 33.3% unincorporated joint venture interest.

[5] 50% unincorporated joint venture interests.

We focus on the ownership and/or operation of three categories of cinemas:

•	first, modern stadium seating multiplex cinemas featuring conventional film product;
•	second, specialty and art cinemas, such as our Angelika Film Centers in Manhattan, Dallas, Plano, and Fairfax, Virginia and the Rialto cinema chain in New Zealand; and
•	third, in some markets, particularly small town markets that will not support the development of a modern stadium design multiplex cinema, conventional sloped floor cinemas.

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

Our cinemas generated approximately 67% of their 2013 revenue from box office receipts.  Ticket prices vary by location and we offer reduced rates for senior citizens and children.

Show times and features are placed in advertisements in local newspapers, internet sites, and on our various websites.  In the United States, film distributors may also advertise certain feature films in various print, radio and television media, as well as on the internet and those costs are generally paid by distributors.  In Australia and New Zealand, the exhibitor typically pays the costs of local newspaper film advertisements, while the distributors are responsible for the cost of any national advertising campaign.

Concession sales accounted for approximately 27% of our total 2013 cinema revenue.  Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, concession products primarily include popcorn, candy, and soda.

Screen advertising and other revenue contribute approximately 6% of our total 2013 cinema revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies provide such advertising for us.

In New Zealand, we also own a one-third interest in Rialto Distribution.  Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  The remaining 2/3 interest is owned by the founders of the company, who have been in the art film distribution business since 1993.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage all of our cinemas with executives located in Los Angeles, Manhattan, Melbourne, Australia, and Wellington, New Zealand.  Approximately 2,311 individuals were employed (on a full time or part time basis) in our cinema operations in 2013.  Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner.  While we are principally responsible for the booking of the cinemas, our joint venture partner, Greater Union, manages the day-to-day operations of these cinemas.  In addition, we have a 33.3% interest in a 16-screen Brisbane cinema.  Greater Union manages that cinema as well.

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

Competition

In each of the United States, Australia, and New Zealand, film patrons typically select the cinema that they are going to go to first by selecting the film they want to see, and then by selecting the cinema in which they would prefer to see it.  Accordingly, the principal factor in the success or failure of a particular cinema is access to popular film products.  If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, of necessity, go to that cinema.  If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience and quality of the various cinemas.  In many markets, the number of digital “prints” available is less than the number of exhibitors seeking that film for that market, and distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, at their complete and absolute discretion.

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

In recent periods, a number of cinemas have been opened or re-opened featuring expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat.  We have for a number of years offered alcoholic beverages in certain of our Australia and New Zealand cinemas and our Angelika cinemas in the U.S.  We are currently studying a number of our existing locations as candidates for such expanded food and beverage offerings.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are Regal (with 7,342 screens in 576 cinemas), AMC (with 4,950 screens in 343 cinemas), Cinemark (with 4,413 screens in 331 cinemas), and Carmike (with 2,484 screens in 246 cinemas).  As of December 31, 2013, we were the 11th largest exhibitor with 1% of the box office in the United States with 249 screens in 26 cinemas.

The principal exhibitors in Australia are Greater Union, which do business under the Event name (a subsidiary of Amalgamated Holdings Limited), Hoyts Cinemas (“Hoyts”), and Village.  The major exhibitors control approximately 65% of the total cinema box office: Event 30%, Hoyts 20%, and Village 14%.  Event has 478 screens nationally, Hoyts 359 screens, and Village 218 screens.  By comparison, our 148 screens represent approximately 6% of the total box office.

The principal exhibitors in New Zealand are Event with 93 screens nationally and Hoyts with 63 screens.  Reading has 40 screens (not including partnerships).  The major exhibitors in New Zealand control approximately 55% of the total box office: Event 34% and Hoyts 21%.  Reading has 12% of the market (Event and Reading market share figures again do not include any partnership theaters).

Greater Union is the owner of Birch Carroll & Coyle in Australia and purchased Sky Cinemas in New Zealand during 2010.  In addition, generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village.  These companies have substantial capital resources.  Village had a publicly reported consolidated net worth of approximately $524.3 million (AUS$572.1 million) at June 30, 2013.  The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $824.5 million (AUS$899.6 million) at June 30, 2013.  Hoyts is privately held and does not publish financial reports.  Hoyts is currently owned by Pacific Equity Partners.

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

Digital Exhibition

After years of uncertainty as to the future of digital exhibition and the impact of this technology on cinema exhibition, it became clear in 2012 that the industry must go digital.  We have now completed the conversion of all of our U.S., Australian, and New Zealand cinema operations to digital projection.  We anticipate that the cost of this conversion, over time, will be covered in substantial part by the receipt of Virtual Print Fees paid by film distributors for the use of such digital projection equipment.

In-Home Competition

The “in-home” entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, DVD, and internet distribution channels.  These alternative distribution channels are putting pressure on cinema exhibitors to reduce the time period between theatrical and secondary release dates, and certain distributors are talking about possible simultaneous or near simultaneous releases in multiple channels of distribution.  These are issues common to both our U.S. and international cinema operations.

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

Employees

We have 74 full time executive and administrative employees and approximately 2,311 cinema employees.  Our cinema employees in Wellington, New Zealand and our projectionists in Hawaii are unionized.  None of our other employees are subject to union contracts.  Our one union contract with respect to our projectionists in Hawaii expired on March 31, 2012.  Our union contracts with respect to our New Zealand employees have been renewed through to 2015.  None of our Australian based employees is unionized.  Overall, we are of the view that the existence of these contracts does not materially increase our costs of labor or our ability to compete.  We believe our relations with our employees to be generally good.

Our Real Estate Activities

Our real estate activities have historically consisted principally of:

•

the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or  cinema based real estate development projects;

•	the acquisition of fee interests in land for general real estate development;
•	the leasing to production companies of our live theaters; and
•	the redevelopment of our existing fee owned cinema or live theater sites to their highest and best use.

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

We rely on film distributors to supply the films shown in our theatres. In the U.S., the film distribution business is highly concentrated, with six major film distributors accounting for approximately 83.0% of U.S. box office revenues. Numerous antitrust cases and consent decrees resulting from these antitrust cases affect the distribution of films. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the [six] major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

We have converted all of our cinema auditoriums to digital projection.  However, no assurances can be given that other technological advances will not require us to make further material investments in our cinemas or face loss of business.  For example, only a limited number of our cinemas are equipped with the 48 frame per second equipment that is required to show such films as The Hobbit.  Also, equipment is currently being developed for holographic or laser projection.  The future of these technologies in the cinema exhibition industry is uncertain.

We face competition from new competitors offering food and beverage as an integral part of their cinema offerings.

A number of new entrants, such as Alamo Draft House, offering an expanded food and beverage menu (including the sale of alcoholic beverages) have emerged in recent periods.  In addition, some competitors are converting existing cinemas to provide such expanded menu offerings.  The existence of such cinemas may alter traditional cinema selection practices of moviegoers, as they seek out cinemas with such expanded offerings as a preferred alternative to traditional cinemas.

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

A number of our assets are in geologically active areas, presenting risk of earthquake and land movement.

We have cinemas in California and New Zealand, areas which present a greater risk of earthquake and/or land movement than other locations.  New Zealand has in recent periods had several major earthquakes damaging our facilities in Christchurch and Wellington.  The ability to insure for such casualties is limited and may become more difficult and/or more expensive in future periods.

International Business Risks

Our international operations are subject to a variety of risks, including the following:

Risk of currency fluctuations.  While we report our earnings and assets in US dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars.  The value of these currencies can vary significantly compared to the US dollar and compared to each other.  We typically have not hedged against these currency fluctuations, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies.  However, we do have debt at our parent company level that is serviced by our overseas cash flow and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the US dollar.  $7.5 million (AUS$8.4 million) of our Australian cash and $7.2 million (NZ$8.7 million) of our New Zealand cash is denominated in local currencies and subject to the risk of currency exchange rate fluctuations.  Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

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

In February 2007, we issued $50.0 million in 20-year Trust Preferred Securities (“TPS”), and utilized the net proceeds principally to retire short-term bank debt in New Zealand and Australia.  The interest rate on our TPS was only fixed for five years. Additionally, we used US dollar denominated obligations to retire debt denominated in New Zealand and Australian dollars which has increased our exposure to currency risk.  In the first quarter of 2009, we repurchased $22.9 million of our TPS at a 50% discount.

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

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2013 of only approximately 33,000 shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

The interests of our controlling stockholder may conflict with your interests.

Mr. James J. Cotter beneficially owns 70.4% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  As a result, as of December 31, 2013, Mr. Cotter controlled 70.4% of the voting power of all of our outstanding common stock.  For as long as Mr. Cotter continues to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders.  In addition, Mr. Cotter and his affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 25 – Related Parties and Transactions to our 2013 Consolidated Financial Statements).

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

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

Executive and Administrative Offices

We lease approximately 11,700 square feet of office space in Los Angeles, California to serve as our executive headquarters.  We own an 8,100 square foot office building in Melbourne, Australia, approximately 5,200 square feet of which serves as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party).  We maintain our accounting personnel and certain IT and operational personnel in approximately 5,900 square foot of offices located in our Wellington Courtenay Central shopping center.  We occupy approximately 3,500 square feet at our Village East leasehold property for administrative purposes.  We also own a residential condominium unit in Los Angeles, used for offsite corporate meetings and residential space by our Chairman and Chief Executive Officer.

Entertainment Properties

Entertainment Use Leasehold Interests

As of December 31, 2013, we lease approximately 1.8 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	942,000	2014 – 2049
Australia	724,000	2017 – 2049
New Zealand	150,000	2024 – 2034

On December 31, 2013, we settled a management fee claim that we had with the owner of the lease interest in the Plano, Texas cinema that we had managed since 2003.  As part of the settlement, we acquired that entity.  Also, in September 2013, we took back a cinema at one of our fee properties in New Zealand and commenced to refurbish and upgrade that facility with the intent of operating the cinema ourselves.  The cinema was already leased to a competitor at the time we acquired it in May 2007.  We expect to begin operations of this cinema in the third quarter of 2014.  During the first quarter 2014, we entered into a lease for a new Angelika style cinema currently being developed by Edens in the Union Market area of Washington D.C.

Fee Interests

In Australia, as of December 31, 2013, we own approximately 3.2 million square feet of land at nine locations.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney, including the 50.6-acre Burwood site.  Of these fee interests, approximately 138,000 square feet are currently improved with cinemas.  These figures include the 3.3-acre Moonee Ponds property which is under a contract of sale with completion due on April 16, 2015.

In New Zealand, as of December 31, 2013, we own approximately 3.4 million square feet of land at seven locations.  This includes the Courtney Central ETRC in Wellington, the 70.3 acre Manukau site, and the fee interests underlying three cinemas in New Zealand, which properties include approximately 21,000 square feet of ancillary retail space.

In the United States, as of December 31, 2013, we own approximately 134,000 square feet of improved real estate comprised of four live theater buildings, which include approximately 58,000 square feet of leasable space, and the fee interest in our Cinemas 1, 2 & 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest).

Live Theaters (“Liberty Theaters”)

Included among our real estate holdings are four “Off Broadway” style live theaters, operated through our Liberty Theaters subsidiary.  We license theater auditoriums to the producers of “Off Broadway” theatrical productions and provide various box office and concession services.  The terms of our licenses are, naturally, principally dependent upon the commercial success of our tenants.  STOMP has been playing at our Orpheum Theatre in excess of 17 years.  While we attempt to choose productions that we believe will be successful, we have no control over the production itself.  At the current time, we have three single auditorium theaters in Manhattan:

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
•

In the United States, we own a 75% managing member interest in the limited liability company that owns our Cinemas 1, 2 & 3 property and a 50% managing member interest in Shadow View Land & Farming, LLC which owns an approximately 202-acre property in Riverside County, California which, while zoned residential and approved for 816 single family lots.

Income Operating Property

As of December 31, 2013, we own fee interests in approximately 1.0 million square feet of income producing properties (including certain properties principally occupied by our cinemas).

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property[6]	(rental/entertainment)	Leased	(in U.S. Dollars)

Auburn	60000 / 57000
100 Parramatta Road	Plus a 871-space	100%	$30,646,000
Auburn, NSW, Australia	parking structure

Belmont
Knutsford Avenue and	15000 / 45000	100%	$13,840,000
Fulham Street
Belmont, WA, Australia
Cinemas 1, 2 & 3[7]
1003 Third Avenue	0 / 21000	N/A	$23,837,000
Manhattan, NY, USA

Courtenay Central	33000 / 76000
100 Courtenay Place	Plus a 1,086-space	70%	$26,216,000
Wellington, New Zealand	parking structure

[6] Rental square footage refers to the amount of area available to be rented to third parties and the percentage leased is the amount of such rental square footage currently leased to third parties.  A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  The gross book value refers to the gross carrying cost of the land and buildings of the property.  Book value and rental information are as of December 31, 2013.

[7] This property is owned by a limited liability company in which we hold a 75% managing interest.  The remaining 25% is owned by Sutton Hill Investments, LLC, a company owned in equal parts by our Chairman and Chief Executive Officer, Mr. James J. Cotter, and a third party.

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property	(rental/entertainment)	Leased	(in U.S. Dollars)
Invercargill Cinema
29 Dee Street	9000 / 24000	69%	$3,231,000
Invercargill, New Zealand
Lake Taupo Motel
138-140 Lake Terrace Road	9000 / 0	Short-term rentals	$2,304,000
Taupo, New Zealand
Maitland Cinema
Ken Tubman Drive	0 / 22000	N/A	$2,124,000
Maitland, NSW, Australia
Minetta Lane Theatre
18-22 Minetta Lane	0 / 9000	N/A	$8,679,000
Manhattan, NY, USA
Napier Cinema
154 Station Street	12000 / 18000	100%	$3,530,000
Napier, New Zealand
Newmarket
400 Newmarket Road	93000 / 0
Newmarket, Queensland,	Plus a 436-space	100%	$38,951,000
Australia	parking structure
Orpheum Theatre
126 2nd Street	1000 / 5000	0%	$3,639,000
Manhattan, NY, USA
Royal George	37000 / 23000
1633 N. Halsted Street	Plus a 55-space	91%	$3,485,000
Chicago, IL, USA	parking structure
Rotorua Cinema
1281 Eruera Street	0 / 19000	N/A	$3,030,000
Rotorua, New Zealand
Union Square Theatre
100 E. 17th Street	21000 / 17000	100%	$8,923,000
Manhattan, NY, USA

Long-Term Leasehold Operating Property

In addition, in certain cases we have long-term leases that we view more akin to real estate investments than cinema leases.  As of December 31, 2013, we had approximately 155,000 square foot of space subject to such long-term leases.

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property[8]	(rental/entertainment)	Leased	(in U.S. Dollars)

Manville	0 / 53000	N/A	$2,321,000

Tower	0 / 16000	N/A	$1,017,000

Village East[9]	4000 / 38000	100%	$8,454,000

Waurn Ponds	6000 / 38000	100%	$3,961,000

[8] Rental square footage refers to the amount of area available to be rented to third parties, and the percentage leased is the amount of rental square footage currently leased to third parties.  A number of our long-term leasehold operating property include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  Book value includes the entire investment in the leased property, including any cinema fit-out.  Rental and book value information is as of December 31, 2013.

[9] The lease of the Village East provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term in 2020.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC's interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  See Note 25 - Related Parties and Transactions to our 2013 Consolidated Financial Statements.

Investment and Development Property

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land.  In addition, we anticipate that redevelopment of one or more of our existing developed properties may also occur.

		Gross Book Value
Property[10]	Acreage	(in U.S. Dollars)	Status

Auburn, Sydney, Australia	2.6 acres	$1,824,000	We are actively pursuing the development of the next phase of this property.
Burwood, Victoria, Australia	50.6 acres	$46,528,000	We continue to evaluate our options with regards to this property.
Coachella, CA, USA	202 acres	$4,047,000	We continue to evaluate our options with regards to this property.
Courtenay Central, Wellington, New Zealand	1.1 acres	$6,953,000	We are actively pursuing the development of the next phase of this property having signed a lease agreement for a Countdown (Woolworths) supermarket to be developed on this site.
Lake Taupo, Taupo, New Zealand	0.5 acre	$2,304,000	We are pursuing various options to dispose of this property.
Manukau, Auckland, New Zealand	64 acres zoned agricultural and 6.4 acres zoned light industrial	$13,993,000

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

Moonee Ponds, Victoria, Australia	3.3 acres	$11,053,000	In November 2013, we entered into a definitive purchase and sale agreement to sell our properties located in Moonee Ponds, Victoria, Australia with a scheduled closing date of April 16, 2015

[10] A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.  The gross book value includes, as applicable, the land, building, development costs, and capitalized interest.

Some of our income operating property and our investment and development property carry various debt encumbrances based on their income streams and geographic locations.  For an explanation of our debt and the associated security collateral please see Note 12 – Notes Payable to our 2013 Consolidated Financial Statements.

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

CRG and the IRS agreed to compromise the claims made by the IRS against CRG and the Tax Court’s order was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its claimed adjustment to income.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group was to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000 and increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of January 6, 2011.  On October 26, 2011, CRG reached an agreement with the IRS for an installment plan to pay off this federal tax liability, including additional interest accruals at the prescribed IRS floating rate.  The agreement requires monthly payments of $290,000 over a period of approximately five years.  As of December 31, 2013 and 2012, after the payments made during 2013 and 2012, respectively, the remaining federal tax obligation was $8.3 million and $10.0 million, respectively, in tax and interest.  Of the $8.3 million owed under the installment agreement as of December 31, 2013, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.  Of the $10.0 million owed under the installment agreement as of December 31, 2012, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.

The impact of the settlement upon the state taxes of the Reading consolidated group, if the adjustment to income agreed with the IRS were reflected on state returns, would be an obligation of approximately $1.4 million in tax plus interest and potential penalty.  As of December 31, 2013, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency is asserted.

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

In connection with the development of our 50.6 acre Burwood site, it will be necessary to address certain environmental issues.  That property was at one time used as brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2013, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $15.2 million (AUS$17.1 million) and as of that date we had already incurred a total of $7.4 million (AUS$8.3 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as it is anticipated that all of the work will be done in connection with the excavation and other development activity already contemplated for the property.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999.  Historically, we have been listed on the AMEX and due to the 2008 purchase of the AMEX by the NYSE Alternext US; we were listed on that exchange at December 31, 2008.  During July 2009, we moved our listing from NYSE Alternext to NASDAQ.

The following table sets forth the high and low closing prices of the RDI and RDIB common stock for each of the quarters in 2013 and 2012 as reported by NASDAQ:

		Class A Stock		Class B Stock
		High	Low	High	Low

2013	Fourth Quarter	$7.49	$6.15	$9.00	$6.99
	Third Quarter	$6.58	$6.15	$7.99	$6.52
	Second Quarter	$6.36	$5.50	$7.40	$6.00
	First Quarter	$6.08	$5.42	$7.49	$5.65

2012	Fourth Quarter	$6.23	$5.48	$7.40	$5.64
	Third Quarter	$6.58	$4.73	$7.95	$5.00
	Second Quarter	$5.88	$4.62	$6.75	$4.53
	First Quarter	$4.56	$4.12	$7.00	$4.26

The following table summarizes the securities authorized for issuance under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	894,950	$7.33	1,829,436
Total	894,950	$7.33	1,829,436

Performance Graph

The following line graph compares the cumulative total stockholder return on Reading International, Inc.’s common stock for the years ended December 31, 2009, 2010,  2011,  2012, and 2013 against the cumulative total return as calculated by the NASDAQ composite, the motion picture theater operator group, and the real estate operator group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Reading International, Inc., the NASDAQ Composite Index, Real Estate Operators Group,
and Motion Picture Theater Operators Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Reading International, Inc.
NASDAQ Composite
Real Estate Operators Group
Motion Picture Theater Operators Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Holders of Record

The number of holders of record of our Class A Stock and Class B Stock in 2013 was approximately 3,500 and 300, respectively.  On March 6, 2014, the closing price per share of our Class A Stock was $7.54 and the closing price per share of our Class B Stock was $10.23.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2011, we purchased 172,300 of Class A Nonvoting shares on the open market for $747,000.  No shares were purchased during either 2013 or 2012.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company.  This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Revenue	$258,221	$254,430	$244,979	$229,322	$216,740
Operating income	$20,935	$19,127	$18,178	$13,069	$13,910
Income (loss) from discontinued operations	$--	$(405)	$1,888	$97	$12
Net income (loss)	$9,145	$(1,406)	$10,896	$(12,034)	$6,482
Net income (loss) attributable to Reading International, Inc. shareholders	$9,041	$(914)	$9,956	$(12,650)	$6,094

Basic earnings (loss) per share – continuing operations	$0.39	$(0.02)	$0.36	$(0.56)	$0.27
Basic earnings (loss) per share – discontinued operations	$--	$(0.02)	$0.08	$--	$--
Basic earnings (loss) per share	$0.39	$(0.04)	$0.44	$(0.56)	$0.27
Diluted earnings (loss) per share – continuing operations	$0.38	$(0.02)	$0.35	$(0.56)	$0.27
Diluted earnings (loss) per share – discontinued operations	$--	$(0.02)	$0.08	$--	$--
Diluted earnings (loss) per share	$0.38	$(0.04)	$0.43	$(0.56)	$0.27

Other Information:
Shares outstanding	23,083,265	23,083,265	22,806,838	22,804,313	22,588,403
Weighted average number of shares outstanding–basic	23,348,003	23,028,596	22,764,666	22,781,392	22,580,942
Weighted average number of shares outstanding–diluted	23,520,271	23,028,596	22,993,135	22,781,392	22,767,735

Total assets	$386,807	$428,588	$430,764	$430,349	$406,417
Total debt	$168,460	$196,597	$209,614	$228,821	$226,993
Working capital (deficit)	$(71,794)	$(21,415)	$(12,844)	$(57,634)	$(16,229)
Stockholders’ equity	$121,747	$130,954	$124,987	$112,639	$110,263
EBIT	$24,020	$20,416	$18,664	$13,900	$22,618
Depreciation and amortization	$15,197	$16,049	$16,595	$15,563	$15,034
Add: Adjustments for discontinued operations	$--	$335	$365	$351	$134
EBITDA	$39,217	$36,800	$35,624	$29,814	$37,786
Debt to EBITDA	$4.30	$5.34	$5.88	$7.67	$6.01
Capital expenditure (including acquisitions)	$20,082	$13,723	$9,376	$19,371	$5,686
Number of employees at 12/31	2,494	2,412	2,263	2,109	2,207

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

•

the use of EBIT as a financial measure also (i) removes the impact of tax timing differences which may vary from time to time and from jurisdiction to jurisdiction, (ii) allows us to compare our performance to that achieved by other companies, and (iii) is useful as a financial measure that removes the impact of our historically significant net loss carry-forwards.
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

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2013	2012	2011	2010	2009
Net income (loss) attributable to Reading International, Inc. shareholders	$9,041	$(914)	$9,956	$(12,650)	$6,094
Add: Interest expense, net	10,037	16,426	21,038	12,286	14,572
Add: Income tax (benefit) expense	4,942	4,904	(12,330)	14,264	1,952
EBIT	$24,020	$20,416	$18,664	$13,900	$22,618
Add: Depreciation and amortization	15,197	16,049	16,595	15,563	15,034
Adjustments for discontinued operations	--	335	365	351	134
EBITDA	$39,217	$36,800	$35,624	$29,814	$37,786

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in this 2013 Annual Report.  Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

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

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  Since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from the enhancement of our current cinemas, the development in select markets of specialty cinemas, and the opportunistic acquisition of already existing cinemas rather than from the development of new conventional cinemas.  From time to time, we invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  In the current environment, we intend to focus on the development and redevelopment of our existing assets (particularly our New York assets and our Angelika Film Center chain), as well as to continue to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate company and intend to add to stockholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land and brick and mortar assets.  We endeavor to maintain a reasonable asset allocation between our domestic and international assets and operations, and between our cash generating cinema operations and our cash consuming real estate investment and development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate operations, our business strategy is unique among public companies.

Business Climate

Cinema Exhibition - General

After years of uncertainty as to the future of digital exhibition and the impact of this technology on cinema exhibition, it became clear in 2012 that the industry must go digital.  We have now completed the conversion of all of our U.S., Australia, and New Zealand cinema operations to digital projection.  Over several years, we anticipate that the cost of this conversion will be covered in substantial part by the receipt of Virtual Print Fees paid by film distributors for the use of such digital projection equipment.

In the case of “in-home” entertainment alternatives, the industry has experienced significant leaps in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, DVD, and internet distribution channels.  These alternative distribution channels are putting pressure on cinema exhibitors to reduce the time period between theatrical and secondary release dates, and certain distributors are talking about possible simultaneous or near simultaneous releases in multiple channels of distribution.  These issues are common to both our domestic and international cinema operations.

Certain new entrants to the cinema exhibition market, as well as certain of our historic competitors, have begun to develop new and to reposition existing cinemas that offer a broader selection of premium seating and food and beverage offerings.  These include, in some cases, food service to the seat and the offering of alcoholic beverages.  We have for some years offered premium seating and alcoholic beverages in certain of our overseas cinemas.  We have also offered café food selections and alcoholic beverages domestically in certain of our Angelika Film Centers.  Accordingly, we are experienced in and believe that we can compete effectively with this emerging competition.  We are currently reviewing the potential for expanding our offerings at a variety of our domestic cinemas.

Cinema Exhibition – Australia / New Zealand

The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Event, and Hoyts (the “Major Exhibitors”) control approximately 65% of the cinema box office in Australia while Event and Hoyts control approximately 55% of New Zealand’s cinema box office.  The industry is also vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line.  Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow.  Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas.  In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition.

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

These consolidations can adversely affect our ability to get film in certain U.S. markets where we compete against major exhibitors.  With the restructuring and consolidation undertaken in the industry, and the emergence of increasingly attractive “in-home” entertainment alternatives, strategic cinema acquisitions by our U.S. operation have and can continue to be a way to combat such a competitive disadvantage.

Real Estate – Australia and New Zealand

Over the past few years, there has been a noted stabilization in real estate market activity resulting in some increases to commercial and retail property values in Australia and to a lesser extent in New Zealand.  Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  Also, we have noted that our Australian and New Zealand developed properties have had consistent growth in rentals and values although project commencements have slowed.  Once developed, we remain confident that our Australian and New Zealand holdings will continue to provide value and cash flows to our operations.

Real Estate – North America

The commercial real estate market has improved somewhat over the past two years and we have noted some strong increases associated with our real estate located in large urban environments.

Business Segments

As indicated above, our two primary business segments are cinema exhibition and real estate.  These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas.  For a breakdown of our current cinema assets that we own and/or manage please see Item 1 – Our Business of this 2013 Annual Report under the subheading “Our Cinema Exhibition Activities.”

On December 31, 2013, we acquired a 5-screen cinema in the U.S. that we previously had managed since 2003.  In 2012, we opened one cinema with 8 screens and closed two cinemas having a total of 8 screens.  In 2011, we purchased one 17-screen cinema.

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

For fiscal 2013, our income operating property consisted of the following:

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

•	a New Zealand commercial property located at Lake Taupo and Australian commercial properties rented to unrelated third parties, to be held for current income and long-term appreciation; and
•	the ancillary retail and commercial tenants at some of our non-ETRC cinema properties.

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

Acquisitions

Operating Assets

On December 31, 2013, we settled a management fee claim that we had against the owner of the Plano, Texas cinema that we had managed since 2003 for a cash receipt of $1.9 million.  As part of the settlement, we acquired that entity, and through the purchase of that entity acquired the underlying cinema’s lease and the associated personal property, equipment, and trade fixtures.  Because the fair value of the lease, in light of anticipated rent payments, resulted in a lease liability of $320,000 and the acquired net assets, including cash received in connection with the settlement, were valued at $1.7 million, we recorded a net gain on acquisition and settlement of $1.4 million which is included as other income in our statement of operating income for the year ended December 31, 2013.    We also acquired in 2013 the 50% interest we did not own in AFC LLC.  In August 2011, we purchased the CalOaks Cinema, our largest multi-screened cinema to date, for $4.2 million.

Nonoperating Assets

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 816 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land.  Half of the funds used to acquire the land were provided by James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted into a 50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.

Disposals

Moonee Ponds Properties – Held for Sale

In 2013, we entered into a purchase and sale agreement to sell our 3.3-acre properties in Moonee Ponds for AUS$23.0 million which is scheduled to close on April 16, 2015 and is classified as land held for sale on our December 31, 2013 consolidated balance sheet.

Indooroopilly Property

On November 20, 2012, we sold our Indooroopilly property for $12.4 million (AUS$12.0 million).  As the book value was $12.5 million (AUS$12.1 million) for this property, we recorded a loss on sale as an impairment expense of $318,000 (AUS$306,000) for the year ended December 31, 2012 which included the cost to sell the property.

Taringa Properties

On February 21, 2012, we sold our three properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres for $1.9 million (AUS$1.8 million). Because the net carrying amounts of these properties were greater than the total sale price, we recorded an impairment expense for these properties of $369,000 (AUS$365,000) for the year ended December 31, 2011.

Elsternwick Cinema

On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

Investment and Development Property

We are engaged in several real estate development projects.  For a complete list of these properties with their size, status, and gross book values see Item 2 – Properties under the heading of “Investment and Development Property.”

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

Impairment of long-lived assets, including goodwill and intangible assets

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

Pursuant to FASB ASC 360-35, we review internal management reports on a monthly basis as well as monitoring current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business.  If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.

For certain non-income producing properties, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.  Based on calculations of current value from appraisals and a sales contract, we recorded impairment losses of $1.5 million and $369,000 relating to certain of our property and cinema locations for the years ended December 31, 2012 and 2011, respectively.  No impairment losses were recorded in 2013.  For a further explanation of our 2012 impairment losses see below under the heading “Coachella impairment” and see Note 7 – Investment and Development Property to our 2013 Consolidated Financial Statements.

Pursuant to FASB ASC 350-35, goodwill and intangible assets are evaluated annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit.  Accordingly, actual results could vary materially from such estimates.  There was no impairment for the goodwill and intangible assets for the years ended December 31, 2013, 2012, and 2011, respectively.

Tax valuation allowance and obligations

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  As of December 31, 2013, we had recorded approximately $43.8 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards and tax credit carry-forwards.  These deferred tax assets were offset by a valuation allowance of $35.0 million resulting in a net deferred tax asset of $8.8 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.  There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry-forwards and tax credit carry-forwards.

Legal and environmental obligations

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

2012 Coachella impairment

In January 2012, we acquired in a foreclosure auction for $5.5 million a 202-acre property located in Coachella, California zoned for the development of up to 816 single-family residential units.   The only other bidder was the holder of the mortgage on the property who bid $5.46 million for the property.    At the time of the purchase, we knew, based on our due diligence that we were paying more for the property than would be supported by an appraisal done under the Uniform Standards of Professional Appraisal Practice (“USPAP”).  However, the amount that we bid was the lowest price at which we were able to acquire the property from the mortgagor.    In valuing the property, we took into account a variety of factors, including the fact that the property is located within the City of Coachella, the state of the land use entitlements, and the fact that the prior owner had invested considerable time and money in obtaining the entitlements from the City of Coachella.  Since an independent USPAP appraisal of the property produced an appraised value as of December 2012 at $4.0 million, we wrote down the book value of the property by $1.5 million as of the end of our 2012 fiscal year.  As noted below, this property is owned by a limited liability company which is, in turn, 50% owned by Mr. James J. Cotter who, accordingly, shares in any impairment loss to the extent of his ownership interest.

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

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands).

Year Ended December 31, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$239,418	$26,456	$(7,653)	$258,221
Operating expense	200,859	10,830	(7,653)	204,036
Depreciation and amortization	10,741	4,023	--	14,764
General and administrative expense	3,273	644	--	3,917
Segment operating income	$24,545	$10,959	$--	$35,504

Year Ended December 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$234,703	$27,256	$(7,529)	$254,430
Operating expense	198,040	11,163	(7,529)	201,674
Depreciation and amortization	11,154	4,441	--	15,595
General and administrative expense	2,598	718	--	3,316
Impairment expense	--	1,463	--	1,463
Segment operating income	$22,911	$9,471	$--	$32,382

Year Ended December 31, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$225,849	$26,562	$(7,432)	$244,979
Operating expense	189,647	10,190	(7,432)	192,405
Depreciation and amortization	11,842	4,444	--	16,286
General and administrative expense	2,740	646	--	3,386
Impairment expense	--	369	--	369
Segment operating income	$21,620	$10,913	$--	$32,533

Reconciliation to net income attributable
to Reading International, Inc. shareholders:	2013	2012	2011
Total segment operating income	$35,504	$32,382	$32,533
Non-segment:
Depreciation and amortization expense	433	454	309
General and administrative expense	14,136	12,801	14,046
Operating income	20,935	19,127	18,178
Interest expense, net	(10,037)	(16,426)	(21,038)
Other income (loss)	1,876	(563)	1,157
Gain (loss) on sale of assets	(56)	144	(67)
Income tax benefit (expense)	(4,942)	(4,904)	12,330
Equity earnings (loss) of unconsolidated joint ventures and entities	1,369	1,621	(1,552)
Income (loss) from discontinued operations	--	(85)	232
Gain (loss) on sale of discontinued operation	--	(320)	1,656
Net income (loss)	$9,145	$(1,406)	$10,896
Net (income) loss attributable to noncontrolling interests	(104)	492	(940)
Net income (loss) attributable to Reading International, Inc. common shareholders	$9,041	$(914)	$9,956

Cinema Exhibition Segment

The following tables and discussion that follows detail our operating results for our 2013, 2012, and 2011 cinema exhibition segment (dollars in thousands). All percentages below are expressed as a percent of total revenue, except film rent and advertising cost which is expressed as a percentage of admissions revenue and concession cost which is expressed as a percentage of concessions revenue:

Operating Income by Country for the Year Ended December 31, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$84,725	$61,741	$15,039	$161,505
Concessions revenue	35,056	24,025	5,596	64,677
Advertising and other revenues	6,540	5,655	1,041	13,236
Total revenues	126,321	91,421	21,676	239,418

Film rent and advertising cost	44,284	29,060	7,116	80,460
Concession cost	5,924	4,847	1,438	12,209
Occupancy expense	25,981	18,371	3,943	48,295
Other operating expense	31,930	22,218	5,747	59,895
Total operating expense	108,119	74,496	18,244	200,859

Depreciation and amortization	6,181	3,603	957	10,741
General and administrative expense	2,347	926	--	3,273
Segment operating income	$9,674	$12,396	$2,475	$24,545

Operating Data as a Percentage of Revenue for Year Ended December 31, 2013	United States	Australia	New Zealand	Total
Admissions revenue	67.1%	67.5%	69.4%	67.5%
Concessions revenue	27.8%	26.3%	25.8%	27.0%
Advertising and other revenue	5.2%	6.2%	4.8%	5.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	52.3%	47.1%	47.3%	49.8%
Concession cost	16.9%	20.2%	25.7%	18.9%

Occupancy expense	20.6%	20.1%	18.2%	20.2%
Other operating expense	25.3%	24.3%	26.5%	25.0%
Total operating cost and expense	85.6%	81.5%	84.2%	83.9%
Depreciation and amortization	4.9%	3.9%	4.4%	4.5%
General and administrative expense	1.9%	1.0%	0.0%	1.4%
Segment operating income	7.7%	13.6%	11.4%	10.3%

Operating Income by Country for the Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$78,745	$68,819	$13,897	$161,461
Concessions revenue	32,219	24,564	4,266	61,049
Advertising and other revenues	5,433	5,806	954	12,193
Total revenues	116,397	99,189	19,117	234,703

Film rent and advertising cost	40,690	32,953	6,517	80,160
Concession cost	5,205	4,908	1,034	11,147
Occupancy expense	26,143	19,233	3,503	48,879
Other operating expense	29,870	23,024	4,960	57,854
Total operating expense	101,908	80,118	16,014	198,040

Depreciation and amortization	6,482	3,589	1,083	11,154
General and administrative expense	1,937	661	--	2,598
Segment operating income	$6,070	$14,821	$2,020	$22,911

Operating Data as a Percentage of Revenue for Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Admissions revenue	67.7%	69.4%	72.7%	68.8%
Concessions revenue	27.7%	24.8%	22.3%	26.0%
Advertising and other revenue	4.7%	5.9%	5.0%	5.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	51.7%	47.9%	46.9%	49.6%
Concession cost	16.2%	20.0%	24.2%	18.3%

Occupancy expense	22.5%	19.4%	18.3%	20.8%
Other operating expense	25.7%	23.2%	25.9%	24.6%
Total operating cost and expense	87.6%	80.8%	83.8%	84.4%
Depreciation and amortization	5.6%	3.6%	5.7%	4.8%
General and administrative expense	1.7%	0.7%	0.0%	1.1%
Segment operating income	5.2%	14.9%	10.6%	9.8%

Operating Income by Country for the Year Ended December 31, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$73,062	$72,887	$12,622	$158,571
Concessions revenue	28,225	23,306	3,446	54,977
Advertising and other revenues	5,482	6,019	800	12,301
Total revenues	106,769	102,212	16,868	225,849

Film rent and advertising cost	37,360	34,390	5,878	77,628
Concession cost	4,460	4,963	852	10,275
Occupancy expense	25,210	19,107	3,157	47,474
Other operating expense	27,033	22,274	4,963	54,270
Total operating expense	94,063	80,734	14,850	189,647

Depreciation and amortization	6,525	4,218	1,099	11,842
General and administrative expense	1,973	691	76	2,740
Segment operating income	$4,208	$16,569	$843	$21,620

Operating Data as a Percentage of Revenue for Year Ended December 31, 2011	United States	Australia	New Zealand	Total
Admissions revenue	68.4%	71.3%	74.8%	70.2%
Concessions revenue	26.4%	22.8%	20.4%	24.3%
Advertising and other revenue	5.1%	5.9%	4.7%	5.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	51.1%	47.2%	46.6%	49.0%
Concession cost	15.8%	21.3%	24.7%	18.7%

Occupancy expense	23.6%	18.7%	18.7%	21.0%
Other operating expense	25.3%	21.8%	29.4%	24.0%
Total operating cost and expense	88.1%	79.0%	88.0%	84.0%
Depreciation and amortization	6.1%	4.1%	6.5%	5.2%
General and administrative expense	1.8%	0.7%	0.5%	1.2%
Segment operating income	3.9%	16.2%	5.0%	9.6%

Cinema Results for 2013 Compared to 2012

•	Cinema revenue increased in 2013 by $4.7 million or 2.0% compared to 2012. The geographic activity of our revenue can be summarized as follows:
o

United States - Revenue in the United States increased by $9.9 million or 8.5%.  This increase in revenue was predominately attributable to a 440,000 person increase in box office admissions and a 2.6% increase in the average ticket price coupled with a commensurate increase in concessions revenue.   Both of these increases were primarily related to the quality of film product in 2013 compared to the same period in 2012.

o

Australia - Revenue in Australia decreased by $7.8 million or 7.8%.  This decrease in revenue was primarily related to a 5.1% decrease in the average ticket price resulting from a continued and expanded competitive ticket pricing model; offset in part by, a 60,000 person increase in box office admissions.  As noted below, this decrease in revenue was exacerbated by a decrease in the value of the Australian dollar compared to the U.S. dollar for the comparable periods (see below).

o

New Zealand - Revenue in New Zealand increased by $2.6 million or 13.4%.  This increase in revenue was predominately attributable to a year over year 121,000 person increase in admissions; somewhat offset by, a decrease in the average ticket price of 0.4%.  The increase in New Zealand admissions was primarily as a result of increased revenues coming from our previously earthquake damaged New Zealand multiplex. This increase in revenue was somewhat enhanced by an increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).
•	Operating expense increased in 2013 by $2.8 million or 1.4% compared to 2012. Year over year operating expense percentage decreased in relation to revenue from 84.4% to 83.9%.
o

United States - Operating expense in the United States increased by $6.2 million or 6.1% primarily related to a $3.6 million increase in film rent and advertising primarily associated with the aforementioned increases in revenues from admissions and a $2.0 million increase in other operating expense including a $778,000 increase in projection costs primarily related to our new digital equipment lease.

o

Australia - Operating expense in Australia decreased by $5.6 million or 7.0%.  This decrease was in line with the above-mentioned decrease in cinema revenue which directly affects film rental costs and exacerbated by the year over year decrease in the value of the Australian dollar compared to the U.S. dollar (see below).

o

New Zealand - Operating expense in New Zealand increased by $2.2 million or 13.9%.  This increase was in line with the above-mentioned increase in cinema revenue which directly affects film rental costs and with the above-mentioned year over year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•	Depreciation expense decreased in 2013 by $413,000 or 3.7% compared to 2012. This decrease was primarily related to several of our cinema assets reaching the end of their depreciable lives.
•

General and administrative expense increased in 2013 by $675,000 or 26.0% compared to 2012.  This increase was primarily related to an increase in labor expense from our U.S. and Australian cinema operations.

•

Australian average exchange rates decreased by 6.5% from 2012 to 2013 and the New Zealand average exchange rates increased by 1.2% from 2012 to 2013 both of which had an impact on our statements of operations.

•

As a result, cinema exhibition segment operating income increased in 2013 by $1.6 million compared to 2012 primarily from the aforementioned increase in revenue from our U.S. and New Zealand cinema operations.

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

o

Australia - Revenue in Australia decreased by $3.0 million or 3.0%.  This decrease in revenue was primarily related to a 91,000 person decrease in box office admissions coupled with a 3.9% decrease in the average ticket price resulting from a more competitive ticket pricing model.  This decrease included the temporary closure of a cinema in Australia due to renovations during the second quarter.  As noted below, there was only a nominal change in the Australian dollar compared to the U.S. dollar for the comparable period (see below).

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

•	Operating expense increased in 2012 by $8.4 million or 4.4% compared to 2011. Year over year operating expense percentage increased in relation to revenue from 84.0% to 84.4%.
o

United States - Operating expense in the United States increased by $7.8 million or 8.3% primarily related to a $3.3 million increase in film rent and advertising and a $3.1 million increase in other operating expense both of which were primarily associated with the aforementioned newly acquired and opened cinemas.
o

Australia - Operating expense in Australia decreased by $616,000 or 0.8%.  This decrease was in line with the above-mentioned decrease in cinema revenue which directly affects film rental costs and with the year over year nominal increase in the value of the Australian dollar compared to the U.S. dollar (see below).

o

New Zealand - Operating expense in New Zealand increased by $1.2 million or 7.8%.  This increase was in line with the above-mentioned increase in cinema revenue which directly affects film rental costs offset by the above-mentioned year over year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•	Depreciation expense decreased in 2012 by $688,000 or 5.8% compared to 2011. This decrease was primarily related to several of our cinema assets reaching the end of their depreciable lives.
•

General and administrative expense decreased in 2012 by $142,000 or 5.2% compared to 2011.  This decrease was primarily related to preopening costs in 2011 for a newly opened Australian cinema which did not recur in 2012.

•	Australian and New Zealand monthly average exchange rates for 2012 increased by 0.3% and 2.4%, respectively, from those in 2011, which had an overall positive impact our statements of operations.
•	As a result, cinema exhibition segment operating income increased in 2012 by $1.3 million compared to 2011 primarily from the aforementioned increase in revenue from our Australian cinema operations.

Real Estate Segment

As discussed above, our other business segment is the development and management of real estate.  These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development.

The tables and discussion that follow detail our operating results for our 2013, 2012, and 2011 real estate segment (dollars in thousands).  All percentages below are expressed as a percent of total revenue except live theater cost which is expressed as a percentage of live theater rental and ancillary revenue, and property cost which is expressed as a percentage of property rental revenue:

Operating Income by Country for the Year Ended December 31, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,500	$--	$--	$3,500
Property rental income	1,692	14,424	6,840	22,956
Total revenues	5,192	14,424	6,840	26,456

Live theater costs	1,574	--	--	1,574
Property rental cost	316	2,362	1,684	4,362
Occupancy expense	946	3,139	809	4,894
Total operating expense	2,836	5,501	2,493	10,830

Depreciation and amortization	314	2,635	1,074	4,023
General and administrative expense	67	527	50	644
Segment operating income	$1,975	$5,761	$3,223	$10,959

Operating Data as a Percentage of Revenue for Year Ended December 31, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	67.4%			13.2%
Property rental revenue	32.6%	100.0%	100.0%	86.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	45.0%			45.0%

Property cost	18.7%	16.4%	24.6%	19.0%

Occupancy expense	18.2%	21.8%	11.8%	18.5%
Total operating cost and expense	54.6%	38.1%	36.4%	40.9%

Depreciation and amortization	6.0%	18.3%	15.7%	15.2%
General and administrative expense	1.3%	3.7%	0.7%	2.4%
Impairment expense	0.0%	0.0%	0.0%	0.0%
Segment operating income	38.0%	39.9%	47.1%	41.4%

Operating Income by Country for the Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,416	$--	$--	$3,416
Property rental income	1,690	14,536	7,614	23,840
Total revenues	5,106	14,536	7,614	27,256

Live theater costs	1,538	--	--	1,538
Property rental cost	456	3,262	1,459	5,177
Occupancy expense	857	2,815	776	4,448
Total operating expense	2,851	6,077	2,235	11,163

Depreciation and amortization	305	2,824	1,312	4,441
General and administrative expense	100	535	83	718
Impairment expense	1,463	--	--	1,463
Segment operating income	$387	$5,100	$3,984	$9,471

Operating Data as a Percentage of Revenue for Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	66.9%			12.5%
Property rental revenue	33.1%	100.0%	100.0%	87.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	45.0%			45.0%
Property cost	27.0%	22.4%	19.2%	21.7%

Occupancy expense	16.8%	19.4%	10.2%	16.3%
Total operating cost and expense	55.8%	41.8%	29.4%	41.0%

Depreciation and amortization	6.0%	19.4%	17.2%	16.3%
General and administrative expense	2.0%	3.7%	1.1%	2.6%
Impairment expense	28.7%	0.0%	0.0%	5.4%
Segment operating income	7.6%	35.1%	52.3%	34.7%

Operating Income by Country for the Year Ended December 31, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,507	$--	$--	$3,507
Property rental income	1,714	13,850	7,491	23,055
Total revenues	5,221	13,850	7,491	26,562

Live theater costs	1,505	--	--	1,505
Property rental cost	124	2,507	1,375	4,006
Occupancy expense	845	3,121	713	4,679
Total operating expense	2,474	5,628	2,088	10,190

Depreciation and amortization	326	2,848	1,270	4,444
General and administrative expense	32	554	60	646
Impairment expense	--	369	--	369
Segment operating income	$2,389	$4,451	$4,073	$10,913

Operating Data as a Percentage of Revenue for Year Ended December 31, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	67.2%			13.2%
Property rental revenue	32.8%	100.0%	100.0%	86.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	42.9%			42.9%
Property cost	7.2%	18.1%	18.4%	17.4%

Occupancy expense	16.2%	22.5%	9.5%	17.6%
Total operating cost and expense	47.4%	40.6%	27.9%	38.4%

Depreciation and amortization	6.2%	20.6%	17.0%	16.7%
General and administrative expense	0.6%	4.0%	0.8%	2.4%
Impairment expense	0.0%	2.7%	0.0%	1.4%
Segment operating income	45.8%	32.1%	54.4%	41.1%

Real Estate Results for 2013 Compared to 2012

•

Real estate revenue decreased by $800,000 or 2.9% compared to 2012.  The decrease in revenue was primarily related to the closure of our Courtenay Central parking structure in July 2013 as a result of an earthquake in Wellington, New Zealand.  Revenue was also affected by the aforementioned fluctuations in currency exchange rates (see below).

•

Operating expense for the real estate segment decreased by $333,000 or 3.0% compared to 2012.  This decrease resulted primarily from a decrease in professional fees from our 2012 legal work associated with protecting the property rights of our Burwood property and with our residual railroad properties and the aforementioned fluctuations in currency exchange rates (see below).  These decreases were in part offset by additional costs associated with the start of development work on our Wellington, New Zealand location in 2013.

•

General and administrative costs decreased by $74,000 or 10.3% compared to 2012 primarily due to an increase in our allowance for doubtful accounts for our U.S. properties in 2012 which did not recur in 2013.

•

Australian average exchange rates decreased by 6.5% from 2012 to 2013 and the New Zealand average exchange rates increased by 1.2% from 2012 to 2013 both of which had an impact on our statements of operations.

•	As a result of the above, real estate segment income increased by $1.5 million or 15.7% compared to 2012.

Real Estate Results for 2012 Compared to 2011

•

Real estate revenue increased by $694,000 or 2.6% compared to 2011.  The increase in revenue was primarily related to an increase in rental income from our Australian and New Zealand ETRCs coupled with fluctuations in currency exchange rates (see below); offset by, a decrease in rent from our live theater venues in the U.S.

•

Operating expense for the real estate segment increased by $973,000 or 9.5% compared to 2011.  This increase in expense was primarily related to higher repair, maintenance, and insurance costs for our operating properties, from legal costs incurred in 2012 associated with protecting the property rights of our Burwood property and with our residual railroad properties, and the aforementioned fluctuations in currency exchange rates (see below).

•

We recorded a real estate impairment loss in 2012 of $1.5 million related to our Coachella property (see Note 7 – Investment and Development Property to our 2012 Consolidated Financial Statements).  As noted above, this property is owned by a limited liability company which is, in turn, 50% owned by Mr. James J.

Cotter who, accordingly, shares in any impairment loss to the extent of his ownership interest.  In 2011, we recorded a $369,000 impairment loss related to our Taringa real estate property.  We subsequently sold the Taringa property on February 21, 2012 for $1.9 million (AUS$1.8 million).

•	General and administrative costs increased by $72,000 or 11.1% compared to 2011 primarily due to an increase in our allowance for doubtful accounts for our U.S. properties in 2012.
•	Australian and New Zealand monthly average exchange rates for 2012 increased by 0.3% and 2.4%, respectively, from those in 2011, which had an overall positive impact on our statements of operations.
•	As a result of the above, real estate segment income decreased by $1.4 million or 13.2% compared to 2011.

Non-Segment Activity

Non-segment expense/income includes expense and/or income that is not directly attributable to our two operating segments.

2013 Compared to 2012

•	general and administrative expense increased by $1.3 million primarily related to an increase in compensation expense, pension costs, and additional audit fees..
•

net interest expense decreased by $6.4 million compared to 2012.  The decrease in interest expense during the 2013 resulted from an overall decrease in our worldwide debt balances and a decrease in the interest rates on our corporate loans in the U.S. and Australia.  Additionally, our interest expense was lower in the 2013 due to a decrease in the fair value of our interest rate swap liabilities in 2013 compared to an increase in these liabilities during the same period in 2012 resulting in a comparative decrease in interest expense from 2012 to 2013.

•

the $1.9 million in other income during 2013 was primarily related to a  $1.4 million gain on the acquisition of a cinema and the receipt of insurance proceeds from our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand (see Note 26 – Casualty Loss to our 2013 Consolidated Financial Statements).  The $563,000 in other income during 2012 was primarily related to the write off of our GE Capital loan costs at the time of the refinance of our U.S. Corporate Credit Facility with Bank of America; offset by, insurance proceeds from our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand due to the February 22, 2011 earthquake.

•	equity earnings from unconsolidated investments decreased by $252,000 primarily related to decrease in income from our Mt. Gravatt investment.

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

Net Income Attributable to Reading International, Inc. Common Shareholders

For the years ending 2013, 2012, and 2011, our consolidated business units produced a net income of $9.0 million (primarily driven by a decrease in our interest expense as noted above), a net loss of $914,000, and a net income of $10.0 million (primarily driven by a decrease in our tax provision of $14.4 million caused by a reduction in the valuation allowance related to our Australian operations), respectively, attributable to Reading International, Inc. common shareholders.  For many of the years prior to 2013, we consistently experienced net losses.  However, as explained in the Cinema and Real Estate segment sections above, we have generally noted improvements in our segment operating income such that we have a positive segment operating income for each of the years of 2013, 2012, and 2011, that in years past has been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

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

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate company and intend to add to stockholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land and brick and mortar assets.  We endeavor to maintain a reasonable asset allocation between our domestic and international assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate development operation, our business strategy is unique among public companies.

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

With the changes to the worldwide credit markets, the business community is concerned that credit will be more difficult to obtain especially for potentially risky ventures like business and asset acquisitions.  However, we believe that our acquisitions over the past few years coupled with our strengthening operational cash flows demonstrate our ability to improve our profitability.  We believe that this business model will help us to demonstrate to lending institutions our ability not only to make strategic acquisitions but also to service the associated debt.

Discussion of Our Statement of Cash Flows

The following discussion compares the changes in our cash flows over the past three years.

Operating Activities

2013 Compared to 2012.  Cash provided by operations was $25.2 million in 2013 compared to $25.5 million in the 2012.  The decrease in cash provided by operations of $313,000 was due primarily to a $5.1 million increase in operational cash flows; offset by, a $5.4 million decrease in cash from changes in operating assets and liabilities

2012 Compared to 2011.  Cash provided by operations was $25.5 million in 2012 compared to $24.3 million in the 2011.  The increase in cash provided by operations of $1.2 million was due primarily to a $4.4 million increase in operational cash flows; offset by, a $3.2 million decrease in cash from changes in operating assets and liabilities.

Investing Activities

Cash used in investing activities was $6.1 million in 2013, $6.1 million in 2012, and $3.8 million in 2011.  The following summarizes our discretionary investing activities for each of the three years ending December 31, 2013:

The $6.1 million cash used in 2013 was primarily related to:

•	$20.1 million in property enhancements to our existing properties;

offset by

•	$1.6 million in cash provided from restricted cash;
•	$1.9 million in cash received associated with a cinema acquisition;
•	$2.0 million of proceeds from a note receivable; and
•	$8.0 million of proceeds from time deposits;

The $6.1 million cash used in 2012 was primarily related to:

•	$8.2 million in property enhancements to our existing properties;
•	$8.0 million to purchase time deposits;

•	$1.8 million to purchase a note receivable; and
•	$5.5 million for the purchase of the Coachella land acquisition;

offset by,

•	$14.1 million of proceeds from the sale of our Taringa and Indooroopilly properties;
•	$382,000 in return of investment in unconsolidated entities; and
•	$3.0 million of proceeds from the sale of marketable securities.

The $3.8 million cash used in 2011 was primarily related to:

•	$3.9 million for the purchase of the CalOaks cinema;
•	$5.5 million in property enhancements to our existing properties;
•	$168,000 of a change in restricted cash; and
•	$2.8 million for the purchase of mortgage notes receivable;

offset by,

•	$1.9 million of net proceeds from the sale of our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia;
•	$143,000 of proceeds from the sale of marketable securities; and
•	$6.8 million of proceeds from the payoff of a long-term other receivable associated with our Malulani investment.

Financing Activities

Cash used in financing activities was $17.8 million in 2013, $12.7 million in 2012 and $23.4 million in 2011.  The following summarizes our financing activities for each of the three years ending December 31, 2013:

The $17.8 million cash used in 2013 was primarily related to:

•

$28.1 million of loan repayments including a $6.4 million payoff of our former Liberty Theaters Term Loan, a $6.8 million payoff of our Sutton Hill Capital Note, $5.5 million in payments on our Bank of America Revolver and Line of Credit, $8.6 million in payments on our NAB term debt, and a $592,000 payoff of the Nationwide Loan 1; and

•	$2.1 million in noncontrolling interests’ distributions;

offset by,

•

$12.5 million of new borrowing including $5.0 million from our Bank of America Revolver and $7.5 million from our new loan on the Orpheum and Minetta Lane Theatres offset by $563,000 of borrowing costs;

•	$263,000 in noncontrolling interests’ contributions; and
•	$248,000 of proceeds from the exercise of employee stock options.

The $12.7 million cash used in 2012 was primarily related to:

•	$62.6 million of loan repayments including $15.0 million to pay off our Eurohypo Cinemas 1, 2, 3 loan, $32.2 million to pay off our GE Capital Loan, and $14.8 million in payments on our NAB term debt;

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

Future Liquidity and Capital Resources

During the past 24 months, we have put into place several measures that currently have or will have a positive effect on our overall liquidity, including:

•	refinancing our Liberty Theaters loan with a $7.5 million loan securitized by our Minetta and Orpheum theatres having a maturity date of June 1, 2018.
•

replacing our GE Capital Term Loan of $27.7 million with a new revolving line of credit from Bank of America (the “BofA Revolver”) of $30.0 million which has significantly lower principal payments than those of our former GE Capital Term Loan.  On March 25, 2013, Bank of America increased the borrowing limit on our BofA Revolver from $30.0 million to $35.0 million.

•	renewing and increasing our existing $3.0 million line of credit with Bank of America to $5.0 million.
•

replacing our Eurohypo AG, New York Branch loan with a new $15.0 million Sovereign Bank, N.A. term loan having a one-year term ending on June 27, 2013 one year extension option to June 27, 2014 which we exercised in June 2013.

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

We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements.  To meet our current and future liquidity requirements, we have the following external sources of unused liquidity:

•	$9.9 million (NZ$12.0 million) is available on our New Zealand Corporate Credit facility;
•	$4.5 million (AUS$5.0 million) is available on our NAB revolver facility; and
•	$5.0 million is available on our Bank of America Line of Credit.

Potential uses for funds during 2014 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	payments on our legal settlement obligation for the Tax/Audit Litigation;
•	the selective development of our currently held for development projects; and
•	the acquisition of assets with proven cash flow that we believe to be resistant to the current recessionary trends.

We are in the process of negotiating a renewal of our Australian NAB Corporate Term Loan and Corporate Revolver and are optimistic that a renewal will be consummated by May 31, 2014, on terms that are at least equal to those that are expiring at June 30, 2014.  In addition we are seeking a further 12 to 24 month extension on our US

Cinema 1, 2, 3 Term Loan which expires on June 27, 2014 and remain optimistic that this can be achieved by May 31, 2014 as well.

Our worldwide cash position at December 31, 2013 was $37.7 million including $16.4 million in the U.S., $12.1 million in Australia, and $7.7 million in New Zealand.  As part of our main credit facilities in Australia, New Zealand, and the U.S., we are subject to certain debt covenants which limit the transfer or use of cash outside of the various regional subsidiaries in which the cash is held.  As such, at December 31, 2013, we have approximately $15.8 million of cash that is not restricted by loan covenants.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Debt	$75,538	$33,009	$3,500	$21,000	$7,500	$--	$140,547
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	3,480	2,301	--	--	--	--	5,781
Pension liability	14	32	50	633	607	7,191	8,527
Lease obligations	33,676	31,431	27,777	25,188	21,427	58,410	197,909
Estimated interest on debt	5,640	3,744	3,010	1,846	1,238	9,761	25,239
Total	$118,348	$70,517	$34,337	$48,667	$30,772	$103,275	$405,916

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.7 million, to $14.5 million, and to $15.3 million as of December 31, 2007, 2008, and 2009, respectively.  As of December 31 2010, the gross unrecognized tax benefit increased to $20.6 million, substantially as a result of having settled our Tax Audit/Litigation case (see Note 19 – Commitments and Contingencies to our 2013 Consolidated Financial Statements).  As of December 31, 2011, the gross unrecognized tax benefit decreased to $4.1 million largely because the Tax Audit/Litigation matter is no longer in the nature of an uncertain tax position governed by FASB ASC 740-10-25, but is a fixed and determinable tax liability.  As of December 31, 2012 and 2013, the gross unrecognized tax benefit was $5.3 million and  $4.0 million, respectively.  We do not expect a significant tax payment related to the $4.0 million in uncertain tax positions within the next 12 months.

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $634,000 and $703,000 as of December 31, 2013 and December 31, 2012, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $211,000 and $234,000 as of December 31, 2013 and December 31, 2012, respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Financial Risk Management

Our internally developed risk management procedure, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations.  Our primary exposure to fluctuations in the financial markets is currently due to changes in foreign exchange rates between U.S and Australia and New Zealand, and interest rates.

If our operational focus shifts more to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position.  Historically, we managed our currency exposure by creating natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies.  During 2012, we deviated somewhat from this practice by purchasing $8.0 million in time deposits denominated in U.S. dollars and held by an Australian bank.  As a consequence, at December 31, 2013, we hold $4.5 million in Australia and $495,000 in New Zealand denominated in U.S. dollars.  Also, by paying off our New Zealand debt and paying down on our Australian debt with the proceeds of our TPS in 2007, we added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our ability in 2009 to repurchase, at a discount, some of these securities.

Our exposure to interest rate risk arises out of our long-term debt obligations.  Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa.  Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 75% of the loan be swapped into fixed rate obligations but we have elected to swap 100% of the balance.  Although our Bank of America Revolver does not require a fixed interest swap agreement, we entered into an approximate three-year $31.5 million fixed interest rate swap that has a balance reduction schedule which matches the contraction amortization of the Bank of America Revolver.  Effective October 28, 2013, we entered into a three-year $27.9 million fixed interest rate swap for our Trust Preferred Securities (see Note 13 –Derivative Instruments to our 2013 Consolidated Financial Statements).

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $2.0 million decrease to interest expense during 2013, a $1.1 million increase to interest expense during 2012, and a $5.0 increase to interest expense during 2011.

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

Accounting Pronouncements Adopted During 2013

Please see Note 2 – Summary of Significant Accounting Policies to our 2013 Consolidated Financial Statements.

New Accounting Pronouncements

Please see Note 2 – Summary of Significant Accounting Policies to our 2013 Consolidated Financial Statements.

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

o	the extent to and the efficiency with which, we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	competition for development sites and tenants;
o	environmental remediation issues;
o	the extent to which our cinemas can continue to serve as an anchor tenant who will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.
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

At December 31, 2013, approximately 55% and 18% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $34.5 million in cash and cash equivalents.  At December 31, 2012, approximately 51% and 18% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $15.8 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 63% and 48% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $14.9 million and $3.7 million, respectively, and the change in annual net income would be $23,000 and $21,000, respectively.  At the present time, we have no plan to hedge such exposure.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $65.6 million and $64.6 million as of December 31, 2013 and 2012, respectively.

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

The majority of our loans have fixed interest rates; however, one of our international loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $660,000 increase or decrease in our 2013 interest expense.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Reading International, Inc.

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 7, 2014

Reading International, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2013 and 2012

(U.S. dollars in thousands)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$37,696	$38,531
Time deposits	--	8,000
Receivables	9,087	8,514
Inventory	941	918
Investment in marketable securities	55	55
Restricted cash	782	2,465
Deferred tax asset	3,273	3,659
Prepaid and other current assets	3,283	3,576
Total current assets	55,117	65,718

Operating property, net	191,660	202,778
Land held for sale	11,052	--
Investment and development property, net	74,230	94,922
Investment in unconsolidated joint ventures and entities	6,735	7,715
Investment in Reading International Trust I	838	838
Goodwill	22,159	22,898
Intangible assets, net	13,440	15,661
Deferred tax asset, net	5,566	8,989
Other assets	6,010	9,069
Total assets	$386,807	$428,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$18,608	$18,909
Film rent payable	6,438	6,657
Notes payable – current portion	75,538	19,714
Notes payable to related party – current portion	--	9,000
Taxes payable	8,308	15,234
Deferred current revenue	11,864	11,587
Other current liabilities	6,155	6,032
Total current liabilities	126,911	87,133

Notes payable – long-term portion	65,009	139,970
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	12,478	8,859
Other liabilities	32,749	33,759
Total liabilities	265,060	297,634
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,254,199 issued and 21,890,029 outstanding at December 31, 2013 and 31,951,945
issued and 21,587,775 outstanding at December 31, 2012	225	223
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at December 31, 2013 and at December 31, 2012	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2013 and December 31, 2012	--	--
Additional paid-in capital	137,849	136,754
Accumulated deficit	(57,952)	(66,993)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	41,515	61,369
Total Reading International, Inc. stockholders’ equity	117,140	126,856
Noncontrolling interests	4,607	4,098
Total stockholders’ equity	121,747	130,954
Total liabilities and stockholders’ equity	$386,807	$428,588

See accompanying notes to consolidated financial statement.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Operations for the Three Years Ended December 31, 2013

(U.S. dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Operating revenue
Cinema	$239,418	$234,703	$225,849
Real estate	18,803	19,727	19,130
Total operating revenue	258,221	254,430	244,979

Operating expense
Cinema	193,206	190,511	182,215
Real estate	10,830	11,163	10,190
Depreciation and amortization	15,197	16,049	16,595
General and administrative	18,053	16,117	17,432
Impairment expense	--	1,463	369
Total operating expense	237,286	235,303	226,801

Operating income	20,935	19,127	18,178

Interest income	407	800	1,482
Interest expense	(10,444)	(17,226)	(22,520)
Net gain (loss) on sale of assets	(56)	144	(67)
Other income (expense)	1,876	(563)	1,157
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	12,718	2,282	(1,770)
Income tax benefit (expense)	(4,942)	(4,904)	12,330
Income (loss) before equity earnings (loss) of unconsolidated joint ventures and entities	7,776	(2,622)	10,560
Equity earnings (loss) of unconsolidated joint ventures and entities	1,369	1,621	(1,552)
Income (loss) before discontinued operations	9,145	(1,001)	9,008
Income (loss) from discontinued operations, net of tax	--	(85)	232
Gain (loss) on sale of discontinued operations	--	(320)	1,656
Net income (loss)	$9,145	$(1,406)	$10,896
Net (income) loss attributable to noncontrolling interests	(104)	492	(940)
Net income (loss) attributable to Reading International, Inc. common shareholders	$9,041	$(914)	$9,956

Basic income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.39	$(0.02)	$0.36
Earnings (loss) from discontinued operations, net	--	(0.02)	0.08
Basic income (loss) per share attributable to Reading International, Inc. shareholders	$0.39	$(0.04)	$0.44

Diluted income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.38	$(0.02)	$0.35
Earnings (loss) from discontinued operations, net	--	(0.02)	0.08
Diluted income (loss) per share attributable to Reading International, Inc. shareholders	$0.38	$(0.04)	$0.43
Weighted average number of shares outstanding–basic	23,348,003	23,028,596	22,764,666
Weighted average number of shares outstanding–diluted	23,520,271	23,028,596	22,993,135

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2013

(U.S. dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$9,145	$(1,406)	$10,896
Cumulative foreign currency adjustment	(19,368)	4,419	1,028
Reclassification of realized gain on available for sale investments included in net income (loss)	--	(109)	(25)
Unrealized income (loss) on available for sale investments	--	107	(7)
Accrued pension service benefit (costs)	(593)	(1,980)	832
Comprehensive income (loss)	$(10,816)	$1,031	$12,724
Net (income) loss attributable to noncontrolling interests	(104)	492	(940)
Comprehensive (income) loss attributable to noncontrolling interests	107	(5)	(11)
Comprehensive income (loss) attributable to Reading International, Inc.	$(10,813)	$1,518	$11,773

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2013

(In thousands)

	Common Stock							Accumulated	Reading
		Class A		Class B	Additional			Other	International Inc.		Total
	Class A	Par	Class B	Par	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Income/(Loss)	Equity	Interests	Equity
At January 1, 2011	21,309	$216	1,495	$15	$134,236	$(76,035)	$(3,765)	$57,120	$111,787	$852	$112,639

Net income	--	--	--	--	--	9,956	--	--	9,956	940	10,896
Other comprehensive income, net of tax	--	--	--	--	--	--	--	1,817	1,817	11	1,828
Stock option and restricted stock compensation expense	--	4	--	--	935	--	--	--	939	--	939
Purchase of treasury shares	(172)	--	--	--	--	--	(747)	--	(747)	--	(747)
Class A common stock issued for stock bonuses and options exercised	174	--	--	--	--	--	--	--	--	--	--
Cinema sale to noncontrolling shareholder	--	--	--	--	--	--	--	--	--	(147)	(147)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	233	233
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(654)	(654)
At December 31, 2011	21,311	$220	1,495	$15	$135,171	$(66,079)	$(4,512)	$58,937	$123,752	$1,235	$124,987

Net loss	--	--	--	--	--	(914)	--	--	(914)	(492)	(1,406)
Other comprehensive income, net of tax	--	--	--	--	--	--	--	2,432	2,432	5	2,437
Stock option and restricted stock compensation expense	--	2	--	--	1,276	--	--	--	1,278	--	1,278
Class A common stock issued for stock bonuses and options exercised	277	1	--	--	307	--	--	--	308	--	308
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	3,350	3,350
At December 31, 2012	21,588	$223	1,495	$15	$136,754	$(66,993)	$(4,512)	$61,369	$126,856	$4,098	$130,954

Net income	--	--	--	--	--	9,041	--	--	9,041	104	9,145
Other comprehensive loss, net of tax	--	--	--	--	--	--	--	(19,854)	(19,854)	(107)	(19,961)
Stock option and restricted stock compensation expense	--	2	--	--	948	--	--	--	950	--	950
In-kind exchange of stock for the exercise of options, net issued	22	--	--	--	--	--	--	--	--	--	--
Class A common stock issued for stock bonuses and options exercised	280	--	--	--	248	--	--	--	248	--	248
Conversion of noncontrolling interest to equity	--	--	--	--	(101)	--	--	--	(101)	101	--
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	2,513	2,513
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(2,102)	(2,102)
At December 31, 2013	21,890	$225	1,495	$15	$137,849	$(57,952)	$(4,512)	$41,515	$117,140	$4,607	$121,747

See accompanying notes to consolidated financial statement.

X

Reading International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2013

(U.S. dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$9,145	$(1,406)	$10,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss recognized on foreign currency transactions	(415)	(20)	16
Equity (earnings) loss of unconsolidated joint ventures and entities	(1,369)	(1,621)	1,552
Distributions of earnings from unconsolidated joint ventures and entities	1,095	1,540	1,119
Loss provision on impairment of asset	--	1,463	369
(Gain) loss on sale of assets	56	176	(1,589)
Change in valuation allowance for net deferred tax assets	2,198	1,929	(15,028)
Gain on sale of marketable securities	--	(109)	(25)
Gain on cinema acquisition and settlement	(1,359)	--	--
Depreciation and amortization	15,197	16,384	16,960
Amortization of prior service costs	660	304	832
Amortization of above and below market leases	413	395	427
Amortization of deferred financing costs	954	1,440	1,276
Amortization of straight-line rent	574	1,213	782
Stock based compensation expense	950	1,278	939
Changes in assets and liabilities:
(Increase) decrease in receivables	281	(1,449)	(1,468)
(Increase) decrease in prepaid and other assets	(16)	1,907	(7)
Increase (decrease) in accounts payable and accrued expenses	556	1,800	833
Increase in film rent payable	133	435	361
Increase (decrease) in taxes payable	(3,294)	(2,965)	908
Increase (decrease) in deferred revenue and other liabilities	(576)	2,802	5,100
Net cash provided by operating activities	25,183	25,496	24,253
Investing Activities
Cash paid for acquisitions	--	(5,510)	(3,917)
Acquisition deposit paid	--	--	(200)
Cash received from cinema acquisition	1,936	--	--
Purchases of and additions to operating property	(20,082)	(8,213)	(5,459)
Change in restricted cash	1,609	(6)	(168)
Purchase of notes receivable	--	(1,800)	(2,784)
Proceeds from notes receivable	2,000	--	--
Sale of marketable securities	--	2,974	143
Distributions of investment in unconsolidated joint ventures and entities	395	382	--
Proceeds from sale of property	--	14,078	6,750
Purchase of time deposits	--	(8,000)	--
Proceeds from time deposits	8,000	--	--
Cinema sale proceeds from noncontrolling shareholder	--	--	1,867
Net cash used in investing activities	(6,142)	(6,095)	(3,768)
Financing Activities
Repayment of long-term borrowings	(28,121)	(62,602)	(126,780)
Proceeds from borrowings	12,500	47,007	105,311
Capitalized borrowing costs	(563)	(782)	(774)
Repurchase of Class A Nonvoting Common Stock	--	--	(747)
Proceeds from the exercise of stock options	248	308	--
Noncontrolling interest contributions	263	3,350	233
Noncontrolling interest distributions	(2,102)	--	(654)
Net cash used in financing activities	(17,775)	(12,719)	(23,411)
Effect of exchange rate on cash	(2,101)	252	(45)

Increase (decrease) in cash and cash equivalents	(835)	6,934	(2,971)
Cash and cash equivalents at the beginning of the period	38,531	31,597	34,568
Cash and cash equivalents at the end of the period	$37,696	$38,531	$31,597
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$6,953	$14,526	$16,957
Income taxes	5,903	5,666	2,688
Non-Cash Transactions
Contribution from noncontrolling shareholder in exchange for debt reduction - related party	$2,250	$--	$--
Conversion of noncontrolling interest to equity	101	--	--
In-kind exchange of stock for the exercise of options, net	301	--	--
Contribution from noncontrolling shareholder from bonus accrual	--	255	--
Foreclosure of a mortgage note to obtain title of the underlying property	--	--	1,984

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

_____________________________________________________________________________________________________________________________________

Note 1 – Nature of Business

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999, and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”).  Our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand; and
•	the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States.

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of RDI and its subsidiaries include the accounts of RDGE, CRG, and CDL.  Also consolidated are Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia, Sutton Hill Properties, LLC, a company in which we own a 75% interest and whose only asset is the fee interest in the Cinemas 1, 2, 3, and Shadow View Land and Farming, LLC in which we own a 50% controlling membership interest and whose only asset is a 202 acre land parcel in Coachella, California.

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

Refinancing Long-Term Debt

Australian Credit Facility

Our Australian NAB Corporate Term Loan matures on June 30, 2014.  Accordingly, the outstanding balance of this debt of $56.7 million (AUS$63.5 million) is classified as current on our December 31, 2013 balance sheet.  The Australian NAB Corporate Term Loan is secured by the majority of our theater and entertainment-themed retail center (“ETRC”) properties in Australia.  While no assurances can be given that we will be successful, we are currently in the process of renewing this loan and anticipate that the refinancing will be completed at the latest by May 31, 2014.

Cinemas 1, 2, 3 Term Loan

Our Cinemas 1, 2, 3 Term Loan matures on June 27, 2014.  Accordingly, the outstanding balance of this debt of $15.0 million is classified as current on our December 31, 2013 balance sheet. While no assurances can be given that we will be successful, we are currently in the process of negotiating an extension of this loan.

Liberty Theatre Term Loans

On May 29, 2013, we replaced our Liberty Theater Term Loan with a loan securitized by our Orpheum and Minetta Lane theaters, thus releasing the Royal George from the securitization and leaving it unencumbered.  This new loan, called the Minetta and Orpheum Theatres Loan, has a note balance of $7.5 million.  See Note 12 – Notes Payable.

U.S. Credit Facility

On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a new credit facility from Bank of America of $30.0 million with an interest rate of between 2.50% and 3.00% above LIBOR and an expiration date of October 31, 2017.  In addition, Bank of America increased our existing $3.0 million line of credit to $5.0 million.  On March 25, 2013, Bank of America extended the borrowing limit on our BofA Revolver from $30.0 million to $35.0 million.  See Note 12 – Notes Payable.

Cash Position

Our cash position at December 31, 2013 was $37.7 million including $17.9 million in the U.S., $12.1 million in Australia, and $7.7 million in New Zealand.  As part of our main credit facilities in Australia, New Zealand and the U.S., we are subject to certain debt covenants which limit the transfer or use of cash outside of the various regional subsidiaries in which the cash is held.  As such, at December 31, 2013, we have approximately $15.8 million of cash worldwide that is not restricted by loan covenants.

At December 31, 2013, we had undrawn funds of $4.5 million (AUS$5.0 million) available under our NAB line of credit in Australia, $9.9 million (NZ$12.0 million) available under our New Zealand Corporate Credit facility, and $5.0 million available under our BofA Revolver in the U.S.  Accordingly, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $37.7 million cash balance, to meet our anticipated short-term working capital requirements.

Accounting Principles

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for which cost approximates fair value.

Time Deposits

Time deposits are cash depository investments in which the original maturity of the investments is greater than 90 days.  During May 2012, we purchased $8.0 million in U.S. dollar time deposits in Australia which matured on January 3, 2013 having an interest rate of 0.48%.  On December 31, 2013, we had the following funds in U.S. dollars: in Australia, $4.6 million and in New Zealand, $495,000.

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

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 - Investments—Debt and Equity Securities (“ASC 320-10”).  Our investment in Marketable Securities includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  In accordance with ASC 320-10, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.  Premiums and discounts of any debt instruments are recognized in interest income using the effective interest method.  Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  We evaluate our available for sale securities for other than temporary impairments at the end of each reporting period.  These investments have a cumulative unrealized gain of $9,000 included in other comprehensive income at December 31, 2013.  For the years ended December 31, 2013, 2012, and 2011, our net unrealized losses were $0, $2,000, and $32,000, respectively.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2013 and 2012, our restricted cash balance was $782,000 and $2.5 million, respectively.

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

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site, a former brickworks site, was greater than we had originally believed.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2013, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $15.2 million (AUS$17.1 million) and as of that date we had incurred a total of $7.4 million (AUS$8.3 million) of these costs.  In accordance with FASB ASC 410-30-25 – Environmental Obligations, contamination clean-up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

Accounting for the Impairment of Long Lived Assets

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

Pursuant to FASB ASC 360-35, we review internal management reports on a monthly basis as well as monitoring current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business.  If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.

For certain non-income producing properties, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.  Based on calculations of current value from appraisals and a sales contract, we recorded impairment losses of $1.5 million and $369,000 relating to certain of our property and cinema locations for the years ended December 31, 2012 and 2011, respectively.  No impairment losses were recorded in 2013.  For a further explanation of our 2012 impairment losses see below under the heading “Coachella impairment” and see Note 7 – Investment and Development Property to our 2013 Consolidated Financial Statements.

Pursuant to FASB ASC 350-35, goodwill and intangible assets are evaluated annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit.  Accordingly, actual results could vary materially from such estimates.  There was no impairment for the goodwill and intangible assets for the years ended December 31, 2013, 2012, and 2011, respectively.

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

A property is classified as held for sale when certain criteria, as set forth under ASC 360-15, are met.  At such time, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense.  Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  For a description of the properties previously held for sale see Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items.  These asset transfers from held for sale to operating resulted in a reclassification of their operating results which is reflected in our December 31, 2013, 2012, and 2011 Consolidated Statements of Operations.

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

Advertising Expense

We expense our advertising as incurred.  The amount of our advertising expense was $3.4 million, $3.8 million, and $3.8 million for the years ended December 2013, 2012, and 2011, respectively.

Legal Settlement Income/Expense

For the years ended December 31, 2013, 2012, and 2011, we recorded gains/(losses) on the settlement of litigation of ($285,000), ($194,000), and $0, respectively, included in other income (expense).  Also included in other income/expense for the year ended December 31, 2013 was a $1.4 million net gain on acquisition and settlement (see Note 8 – Acquisitions, Disposals, and Assets Held for Sale).

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

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the U.S. dollar to the Australian dollar were $0.8929 and $1.0393 as of December 31, 2013 and 2012, respectively.  The exchange rates of the U.S. dollar to the New Zealand dollar were $0.8229 and $0.8267 as of December 31, 2013 and 2012, respectively.

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

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2013, 2012, and 2011, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options and unvested restricted stock.  We had issued stock options to purchase 709,850, 672,350, and 622,350 shares of Class A Common Stock at December 31, 2013, 2012, and 2011, respectively, at a weighted average exercise price of $6.66, $6.24, and $5.65 per share, respectively.  Stock options to purchase 185,100, 185,100, and 185,100 shares of Class B Common Stock were outstanding at the years ended December 31, 2013, 2012, and 2011, respectively, at a weighted average exercise price of $9.90, $9.90, and $9.90 per share, respectively.  In accordance with FASB ASC 260-10 – Earnings Per Share (“ASC 260-10”), for any years that we record losses from continuing operations before discontinued operations, the effect of the stock options and restricted stock are anti-dilutive and accordingly excluded from the diluted earnings per share computation (see Note 4 – Earnings (Loss) Per Share).

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

Accounting Pronouncements Adopted During 2013

No new pronouncements were adopted during the year ended December 31, 2013.

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. ASU 2013-11 amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We do not anticipate that the application of this standard will impact our company.

Note 3 – Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, was granted $750,000, $950,000, and $750,000, respectively, of restricted Class A Non-voting Common Stock (“Class A Stock”) for each of the years ended December 31, 2013, 2012, and 2011, respectively.  The 2013, 2012, and 2011 stock grants of 125,209, 217,890, and 155,925 shares, respectively, were granted with stock grant prices of $5.99, $4.36, and $4.81, respectively.  Mr. Cotter’s stock compensation is granted fully vested with a five-year restriction on sale.  As of December 31, 2013, the 2013 stock grant had not yet been issued to Mr. Cotter.  During 2013, we issued to Mr. Cotter 217,890 of Class A Stock for his 2012 vested stock grants which had a stock grant price of $4.36 and a grant date fair value of $950,000.

During 2012, we issued 9,680 shares as a one-time stock grant of Class A Stock to our employees valued at $44,000.

During the years ended December 31, 2013, 2012, and 2011, we recorded compensation expense of $750,000, $994,000, and $750,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding – January 1, 2011	--	$--
Granted	155,925	750
Vested	(155,925)	(750)
Outstanding – December 31, 2011	--	$--
Granted	227,570	994
Vested	(227,570)	(994)
Outstanding – December 31, 2012	--	$--
Granted	125,209	750
Vested	(125,209)	(750)
Outstanding – December 31, 2013	--	$--

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Stock.  Our 1999 Stock Option Plan expired in November 2009, and was replaced by our new 2010 Stock Incentive Plan, which was approved by the holders of our Class B Voting Common Stock in May 2010.

FASB ASC 718-10 – Stock Compensation (“ASC 718-10”) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  We estimate the valuation of stock based compensation using a Black-Scholes option-pricing model.

When our tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  ASC 718-10 requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the years ended December 31, 2013, 2012, and 2011, there was no impact to the consolidated statements of cash flows because there were no recognized tax benefits during these periods.

ASC 718-10 requires companies to estimate forfeitures.  Based on our historical experience, we did not estimate any forfeitures for the options granted during the years ended December 31, 2013, 2012, and 2011.

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

No options were granted during 2011.  For the 175,000 and 206,000 options granted during 2013 and 2012, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012
Stock option exercise price	$6.19	$5.94
Risk-free interest rate	2.25%	1.71%
Expected dividend yield	--	--
Expected option life	5.00 yrs.	7.20 yrs.
Expected volatility	31.80%	32.15%
Weighted average fair value	$1.98	$2.62

Using the above assumptions and based on our use of the modified prospective method, we recorded $199,000, $285,000, and $189,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the years ended December 31, 2013, 2012, and 2011, respectively.  At December 31, 2013, total unrecognized estimated compensation cost related to non-vested stock options granted was $432,000 which is expected to be recognized over a weighted average vesting period of 2.15 years.

For the stock options exercised during the years ended December 31, 2013 and 2012, we issued 62,500 and 95,000 shares of Class A Stock for cash to employees of the corporation under this stock based compensation plan with weighted average exercise prices of $3.98 and $4.68, respectively.  No options were exercised in 2011.  The total realized value of stock options exercised during the years ended December 31, 2013 and 2012 was $133,000 and $136,000, respectively.  We recorded cash received from stock options exercised of $248,000 and $308,000 during the years ended December 31, 2013 and 2012, respectively.  In 2013, 75,000 options were exercised having a realized value of $124,000 for which we did not receive any cash but the employee elected to exchange 53,136 personally owned shares of the company with a market price of $5.66 for the 75,000 shares based on an exercise price of $4.01 for the related options.  In 2012, 41,000 options were exercised having a realized value of $103,000 for which we did not receive any cash but the employee elected to receive the net incremental number of in-the-money shares of 15,822 based on an exercise price of $4.01 and a market price of $6.53.  At December 31, 2013, the intrinsic, unrealized value of all options outstanding, vested and expected to vest, was $939,000 of which 68.8% were currently exercisable.

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

We had the following stock options outstanding and exercisable:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-January 1, 2011	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2011	622,350	185,100	$5.65	$9.90	544,383	167,550	$5.86	$10.05
Granted	206,000	--	$5.94	$--
Exercised	(136,000)	--	$4.68	$--
Expired	(20,000)	--	$3.75	$--
Outstanding - December 31, 2012	672,350	185,100	$6.24	$9.90	546,350	185,100	$6.26	$9.90
Granted	175,000	--	$6.19	$--
Exercised	(137,500)	--	$4.00	$--
Outstanding - December 31, 2013	709,850	185,100	$6.66	$9.90	490,350	185,100	$6.85	$9.90

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2013 and 2012 were approximately 4.70 and 5.32 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2013 and 2012 was approximately 3.63 and 4.28 years, respectively.

Note 4 – Earnings (Loss) Per Share

For the three years ended December 31, 2013, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2013	2012	2011
Income (loss) from continuing operations	$9,041	$(509)	$8,068
Income (loss) from discontinued operations	--	(405)	1,888
Net income (loss) attributable to Reading International, Inc. common shareholders	9,041	(914)	9,956
Basic income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.39	$(0.02)	$0.36
Earnings (loss) from discontinued operations, net	--	(0.02)	0.08
Basic income (loss) per share attributable to Reading International, Inc. shareholders	$0.39	$(0.04)	$0.44
Diluted income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$0.38	$(0.02)	$0.35
Earnings (loss) from discontinued operations, net	--	(0.02)	0.08
Diluted income (loss) per share attributable to Reading International, Inc. shareholders	$0.38	$(0.04)	$0.43
Weighted average shares of common stock – basic	23,348,003	23,028,596	22,764,666
Weighted average shares of common stock – diluted	23,520,271	23,028,596	22,993,135

For the years ended December 31, 2013 and 2011, the weighted average common stock – dilutive included 172,268 and 228,469, respectively, of incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock.  For the year ended December 31, 2012, we recorded a loss from continuing operations.  As such, the 284,054 of incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock were excluded from the computation of diluted loss per share because they were anti-dilutive in that period.  In addition, 847,891, 791,286, and 734,906 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2013, 2012, and 2011, respectively.  The total number of in-the-money stock options, out-of-the-money stock options, and unissued restricted Class A Stock that could potentially dilute basic earnings per share was 1,020,159, 1,075,340, and 963,375 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 5 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2013	2012
Prepaid and other current assets
Prepaid expenses	$1,079	$1,150
Prepaid taxes	623	855
Prepaid rent	1,210	1,044
Deposits	368	373
Other	3	154
Total prepaid and other current assets	$3,283	$3,576

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	144	212
Deferred financing costs, net	1,833	2,230
Interest rate cap at fair value	75	--
Note receivable	--	2,000
Tenant inducement asset	512	716
Straight-line rent asset	2,310	2,775
Other	2	2
Total non-current assets	$6,010	$9,069

Note 6 – Operating Property

Property associated with our operating activities is summarized as follows (dollars in thousands):

	December 31,
Operating property	2013	2012
Land	$65,578	$69,370
Building and improvements	123,061	136,225
Leasehold improvements	46,330	45,391
Fixtures and equipment	106,099	108,169
Total cost	341,068	359,155
Less: accumulated depreciation	(149,408)	(156,377)
Operating property, net	$191,660	$202,778

Depreciation expense for operating property was $14.0 million, $14.9 million, and $14.9 million for the three years ended December 31, 2013, 2012, and 2011, respectively.

In 2011, we recorded impairment losses totaling $65,000 on two of our cinema properties.  We did not record an impairment charge for our operating assets during 2013 or 2012.

Note 7 – Investment and Development Property

Investment and development property is summarized as follows (dollars in thousands):

	December 31,
Investment and Development Property	2013	2012
Land	$59,550	$77,020
Construction-in-progress (including capitalized interest)	14,680	17,902
Investment and development property, net	$74,230	$94,922

During the year-ended December 31, 2009, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, we did not capitalize interest on these projects during 2013, 2012, and 2011 and we will not capitalize interest for these projects until development work recommences.

Coachella, California Land

Based on a December 2012 appraisal, the fair value of our Coachella property was $4.0 million resulting in a $1.5 million impairment to the carrying value of the asset.  As noted below, this property is 50% owned by Mr. James J. Cotter who shares in any impairment loss to the extent of his ownership interest.

Note 8 – Acquisitions, Disposals, and Assets Held for Sale

2013 Transactions

Plano Cinema

On December 31, 2013, we settled a management fee claim that we had against the owner of the Plano, Texas cinema that we had managed since 2003 for a cash receipt of $1.9 million.  As part of the settlement, we acquired that entity, and through the purchase of that entity acquired the underlying cinema’s lease and the associated personal property, equipment, and trade fixtures.  Because the fair value of the lease, in light of anticipated rent payments, resulted in a lease liability of $320,000 and the acquired net assets, including cash received in connection with the settlement, were valued at $1.7 million, we recorded a net gain on acquisition and settlement of $1.4 million.

Property Held for Sale – Moonee Ponds

On October 15, 2013, we entered into a definitive purchase and sale agreement with Moonee Ponds Pty Ltd, an affiliate of Leighton Properties Pty Ltd, for the sale of our properties located in Moonee Ponds, Victoria, Australia.  The agreement calls for a sale price of AUS$23.0 million payable in full on April 16, 2015.  Leighton Properties Pty Ltd. has guaranteed the purchaser’s performance.  Our attorney has received from the purchaser bank guaranties and checks to the value of AUS$2.3 million representing the agreed upon 10% deposit.  These amounts will be held by our attorney and released to us upon settlement on April 16, 2015.  Prior to settlement, Reading retains title to the properties, is responsible for their costs (including taxes and utilities), and is entitled to receive all of their revenues (the properties are currently used as a parking lot).  The properties comprise approximately 3.3 acres and are carried on our books at $11.6 million (AUS$12.4 million) at December 31, 2013 which is classified as land held for sale on our December 31, 2013 consolidated balance sheet.  The historical operations of this property were as an non-attendant parking lot which are not material and thus not separately presented as discontinued operations.

2012 Transactions

Indooroopilly - Sale

On November 20, 2012, we sold our Indooroopilly property for $12.4 million (AUS$12.0 million).  As its book value at the time of sale was $12.5 million (AUS$12.1 million), we recorded a loss on sale in the form of an impairment expense of $318,000 (AUS$306,000) for the year ended December 31, 2012 which included the cost to sell the property.  The operational results are included in income (loss) from discontinued operations on our Consolidated Statements of Operations for the years ended December 31, 2012, and 2011, respectively.  The condensed statement of operations for Indooroopilly is as follows (dollars in thousands):

	2012	2011
Revenue	$793	$825
Less: operating expense	560	593
Less: impairment expense	318	--
Income (loss) from discontinued operations, net of tax	$(85)	$232

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

Coachella, California Land - Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, zoned for the development of up to 816 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land. Half of the funds used to acquire the land were provided by Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a 50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.  See Note 20 – Noncontrolling Interests.

2011 Transactions

Cal Oaks Cinema - Acquisition

On August 25, 2011, we purchased a 17-screen multiplex in Murrieta, California (the “CalOaks Cinema”) for $4.2 million.

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

Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items

2013 and 2012 Transactions

There were no transfers of held for sale real estate to continuing operations or related items in 2013 or 2012.

2011 Transactions

Lake Taupo Motel

During the fourth quarter of 2010, we listed for sale the residential units of our Lake Taupo property and the adjoining 1.0-acre parcel located in Lake Taupo, New Zealand.  A portion of this property was previously improved with a motel in which we recently renovated the property’s units to be condominiums and have enhanced the property value with residential apartment entitlements for the adjoining vacant land.   At December 31, 2011, we had not yet sold the property.  Pursuant to ASC 360-10-45, as twelve months had passed since this announcement and we did not meet the criteria to classify this property as held for sale.  As a result of the transfer of the asset from held for sale to continuing operations, we recorded a loss for 2011 of $37,000 (NZ$48,000) to measure the property at the lower of its carrying amount, adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as a continuing operational asset, or its fair value at the date of the decision not to sell.  We continue to discuss with potential buyers and plan to monetize the property in time.

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

Note 10 – Goodwill and Intangible Assets

Goodwill associated with our business combinations is tested for impairment at the beginning of the fourth quarter with continued evaluation through the end of the fourth quarter of every year.  The fair value estimates of each of our reporting units is based on the projected profits and cash flows of the related assets using each reporting unit’s weighted average cost of capital as a discount rate.  As a result of this test, whereby the Step 1 Test was passed for all reporting units, it was determined that there is no impairment to our goodwill as of December 31, 2013 or 2012.

At December 31, 2013 or 2012, our goodwill consisted of the following (dollars in thousands):

2013	Cinema	Real Estate	Total
Balance as of January 1, 2013	$17,674	$5,224	$22,898
Foreign currency translation adjustment	(739)	--	(739)
Balance at December 31, 2013	$16,935	$5,224	$22,159

2012	Cinema	Real Estate	Total
Balance as of January 1, 2012	$17,053	$5,224	$22,277
Foreign currency translation adjustment	621	--	621
Balance at December 31, 2012	$17,674	$5,224	$22,898

We have intangible assets other than goodwill that are subject to amortization which are being amortized over various periods (dollars in thousands):

As of December 31, 2013	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$24,223	$7,254	$455	$31,932
Less: Accumulated amortization	14,520	3,517	455	18,492
Total, net	$9,703	$3,737	$--	$13,440

As of December 31, 2012	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$24,284	$7,254	$458	$31,996
Less: Accumulated amortization	12,873	3,059	403	16,335
Total, net	$11,411	$4,195	$55	$15,661

We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our option fee and other intangible assets over 10 years.  For the years ended December 31, 2013, 2012, and 2011, our amortization expense was $2.2 million, $2.2 million, and $2.4 million, respectively.  The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2014	$1,994
2015	1,921
2016	1,724
2017	1,327
2018	1,211
Thereafter	5,263
Total future amortization expense	$13,440

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution as described below.  As of December 31, 2013 and 2012, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2013	2012
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,571	1,561
205-209 East 57th Street Associates, LLC	25.0%	--	60
Mt. Gravatt	33.3%	5,164	6,094
Total investments		$6,735	$7,715

For the years ended December 31, 2013, 2012, and 2011, we recorded our earnings (loss) from our unconsolidated joint ventures and entities as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Rialto Distribution	$159	$199	$383
Rialto Cinemas	221	209	(72)
205-209 East 57th Street Associates, LLC	(1)	27	33
Mt. Gravatt	990	1,186	1,038
Total investor share of earnings	1,369	1,621	1,382
Rialto Cinemas impairment recorded at investor level	--	--	(2,934)
Total equity earnings	$1,369	$1,621	$(1,552)

Rialto Distribution

Due to significant losses in years past, we determined that the goodwill associated with Rialto Distribution’s investment in the film distribution business was fully impaired.  As a result of these losses, as of January 1, 2010, we treat our interest as a cost method interest in an unconsolidated joint venture.  For the years ended December 31, 2013, 2012, and 2011 we received $159,000 (NZ$195,000), $199,000 (NZ$245,000), and $383,000 (NZ$500,000), respectively, in distributions from our interest in Rialto Distribution which we recorded as earnings at the time of receipt.

Rialto Cinemas

We own an undivided 50% interest in the assets and liabilities of the Rialto Entertainment joint venture and treat our interest as an equity method interest in an unconsolidated joint venture. Subsequent to the February 22, 2011 earthquake in Christchurch, the joint venture obtained a termination agreement with the landlord associated with the Christchurch cinema lease (see Note 26 – Casualty Loss).  As of December 31, 2013, following the closure of three cinemas with 15 screens, the joint venture owned two cinemas with 13 screens in the New Zealand cities of Auckland and Dunedin.  As part of our investment impairment analysis for 2011, we determined that the value of our investment was impaired.  For this reason, we recorded an impairment charge to our investment in Rialto Cinemas of $2.9 million (NZ$3.8 million) during December 31, 2011 and included it in our equity loss from unconsolidated joint ventures and entities for the year ended December 31, 2011.

205-209 East 57th Street Associates, LLC

We own a non-managing 25% membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.

During the fourth quarter of 2010, the last residential condominium was sold for $900,000 from which we recorded earnings of $64,000 and received distributions totaling $293,000.  During 2012, as a consequence of a purchaser’s dispute, a condominium which was previously sold was repurchased, renovated, and resold for a small gain resulting in additional earnings to us of $27,000.  We do not anticipate any further income or expense from this investment.

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheets and statements of operations of Mt. Gravatt are as follows (dollars in thousands):

Mt. Gravatt Condensed Balance Sheet Information

	December 31,
	2013	2012
Current assets	$887	$1,318
Noncurrent assets	3,288	4,078
Current liabilities	751	1,111
Noncurrent liabilities	30	43
Members’ equity	3,394	4,242

Mt. Gravatt Condensed Statements of Operations Information

	December 31,
	2013	2012	2011
Total revenue	$12,949	$15,236	$14,097
Net income	2,923	3,513	3,045

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”).  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.8 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  A gain on the transfer of our ownership interest in MIL of $268,000 was recognized during 2009 as a result of this transaction.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will receive any distributions from this tail interest.  During 2011, we received $191,000 in interest on the promissory note, and, on June 14, 2011, we received $6.8 million of principal and interest owed on this note.  We believe that further amounts are owed under the note and we have begun litigation to collect such amounts.  Any further collections will be recognized when received.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, these financials only exclude Rialto Distribution (dollars in thousands):

Condensed Balance Sheet Information

	December 31,
	2013	2012
Current assets	$3,255	$3,488
Noncurrent assets	5,934	6,621
Current liabilities	2,516	2,197
Noncurrent liabilities	670	751
Members’ equity	6,002	7,161

Condensed Statements of Operations Information

	December 31,
	2013	2012	2011
Total revenue	$23,070	$26,138	$28,017
Net income	3,598	4,590	4,021

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	December 31, 2013	December 31, 2012	Maturity Date	December 31, 2013	December 31, 2012
Trust Preferred Securities	4.24%	4.31%	April 30, 2027	$27,914	$27,913
Australian NAB Corporate Term Loan	5.09%	5.82%	June 30, 2014	56,699	75,349
Australian NAB Corporate Revolver	5.09%	5.82%	June 30, 2014	--	--
Australian Shopping Center Loans	--	--	November 1, 2014	89	208
New Zealand Corporate Credit Facility	4.80%	4.70%	March 31, 2015	23,041	23,148
US Bank of America Revolver	2.67%	3.26%	October 31, 2017	31,500	30,000
US Bank of America Line of Credit	3.17%	3.21%	October 31, 2017	--	2,007
US Cinema 1, 2, 3 Term Loan	5.21%	5.24%	June 27, 2014	15,000	15,000
US Liberty Theaters Term Loan	--	6.20%	April 1, 2013	--	6,429
US Minetta & Orpheum Theatres Loan	2.91%	--	June 1, 2018	7,500	--
US Nationwide Loan 1	--	8.50%	February 21, 2013	--	593
US Sutton Hill Capital Note – Related Party	--	8.25%	June 18, 2013	--	9,000
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,717	6,950
Total				$168,460	$196,597

Trust Preferred Securities

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheet.  Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to refix the rate at the current market rate at that time.  Effective October 28, 2013, we entered into a fixed interest rate swap of $27.9 million at 1.20% plus the 4.00% margin, expiring on October 31, 2017, see Note 13 – Derivative Instruments.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a contractual obligation to pay $270,000 in December 2014.

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

During the years ended December 31, 2013, 2012, and  2011, we paid $1.2 million, $1.9 million, and $2.5 million, respectively, in preferred dividends to the unrelated investors that are included in interest expense.  At December 31, 2013 and 2012, we had preferred dividends payable of $191,000 and $198,000, respectively.  Interest payments for this loan are required every three months.

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

The NAB three-tiered credit facility (the “NAB Credit Facility”) has a term of three years, due and payable June 30, 2014, and comprised of a term loan with a December 31, 2013 balance of $56.7 million (AUS$63.5 million); a $4.5 million (AUS$5.0 million) revolving facility for which we do not have a balance at December 31, 2013; and a $8.9 million (AUS$10.0 million) guarantee facility.  During 2013, to support a guarantee on the Australian digital projection conversion, we transferred $4.5 million (AUS$5.0 million) of our revolving facility to the guarantee facility.  This transfer will remain in place until we refinance the NAB Credit Facility during 2014.  This loan to Reading Entertainment Australia commenced on June 24, 2011 with an interest rate of between 2.90% and 2.15% above the BBSY bid rate.  This credit facility is secured by substantially all of our cinema assets in Australia and is only guaranteed by several of our wholly owned Australian subsidiaries.  The NAB Credit Facility requires annual principal payments of between $6.3 million (AUS$7.0 million) and $8.0 million (AUS$9.0 million) which we anticipate will be paid from Reading Entertainment Australia operating cash flows.  The covenants of the NAB Credit Facility include a fixed charge coverage ratio, a debt service cover ratio, an operating leverage ratio, a loan to value ratio, and other financial covenants.  Additionally, the NAB Credit Facility allows us to transfer only $3.6 million (AUS$4.0 million) per year outside of Australia.  In December 2012, as part of the sale of our Indooroopilly property, we paid down $6.3 million (AUS$6.0 million) on our NAB term loan.

In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement which swaps over 100% of our $56.7 million (AUS$63.5 million) variable rate term loan (decreasing in line with scheduled principal repayments) based on BBSY, for a 5.50% fixed rate.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.

As indicated above, this NAB Credit Facility matures on June 30, 2014.  Accordingly, the outstanding balance of this debt of $56.7 million (AUS$63.5 million) is classified as current on our December 31, 2013 balance sheet.  While no assurances can be given that we will be successful, we are currently in the process of renewing this loan and anticipate that the refinancing will be completed at the latest by May 31, 2014.

Australian Shopping Center Loans

In July 2004, as part of the acquisition of the Anderson Cinema Circuit, we assumed the three loans on the Epping, Rhodes, and West Lakes properties.  The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $89,000 (AUS$100,000) per year.  Early repayment is possible without penalty.  The only recourse on default of these loans is the security on the properties.

New Zealand

New Zealand Corporate Credit Facility

On February 8, 2012, we received an approved amendment from Westpac renewing our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility.  The renewed facility called for a decrease in the overall facility by $4.1 million ($5.0 million) to $32.8 million (NZ$40.0 million), an increase in the facility margin of 0.55% to 2.00%, and the line of credit charge increase from 0.30% to 0.40%.  The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries.  The facility includes various affirmative and negative financial covenants designed to protect the bank’s security regarding capital expenditures and the repatriation of funds out of New Zealand.  Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent.

US

Bank of America Revolver

On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a new credit facility from Bank of America (the “BofA Revolver”) of $30.0 million with an interest rate of between 2.50% and 3.00% above LIBOR and an expiration date of October 31, 2017.  Although the new credit facility does not require a fixed interest swap agreement, we have continued to use the existing fixed interest rate swap of $29.1 million until its term date of December 31, 2013.  Effective December 31, 2013, we replaced this swap with a $31.5 million fixed interest rate swap, see Note 13 – Derivative Instruments.  The BofA Revolver requires borrowing limit reductions of $3.0 million per year with a balloon payment of $18.0 million at the expiration date. The BofA Revolver contains other customary terms and conditions, including representations and warranties, affirmative and negative covenants, events of default and indemnity provisions.  The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.

On March 25, 2013, Bank of America extended the borrowing limit on our BofA Revolver from $30.0 million to $35.0 million and we borrowed $5.0 million on this revolver.  On April 1, 2013, we used $2.3 million of the revolver proceeds to partially repay our US Liberty Theaters Term Loan.

As part of the negotiations of the BofA Revolver, we entered into a master operating equipment lease financing agreement with Banc of America Leasing & Capital, LLC to finance the acquisition of up to $15.5 million in digital projection equipment for our U.S. cinema operations.  See Note 17 – Lease Agreements.

Bank of America Line of Credit

On October 31, 2012, Bank of America renewed and increased our existing $3.0 million line of credit to $5.0 million.  The LOC carries an interest rate equal to BBA LIBOR floating plus a 3.50% margin and an unused line fee of 0.03%.  The agreement is in effect till October 31, 2017 and is potentially renewable at that date.  The undrawn balance of this LOC is $5.0 million at December 31, 2013.

Cinemas 1, 2, 3 Term Loan

On June 28, 2012, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, paid off its Eurohypo AG, New York Branch loan with a new $15.0 million term loan (the “Sovereign Bank Loan”) from Sovereign Bank, N.A.  The Sovereign Bank Loan had a one-year term ending on June 27, 2013, with a one-year extension option to June 27, 2014 subject to an extension fee equal to 1.00% of the ending principal balance and a compliance requirement with certain special covenants.  We exercised this option in June 2013.  As the extensions mature on June 27, 2014, we have classified the $15.0 million as a current liability.  While no assurances can be given that we will be successful, we are currently in the process of renegotiating this loan.  The terms of the loan require interest only payments at LIBOR plus a 5.00% margin to be calculated and paid monthly.  This loan is secured by SHP’s interest in the Cinemas 1, 2, & 3 land and building.  Covenants include maintaining a loan to value ratio of at least 50% of fair market value and an 11% debt yield (with a numerator of the cash available for debt service and a denominator of the outstanding principal balance of the loan). The Sovereign Bank Loan is further secured by a guaranty provided by Reading International, Inc. and by its noncontrolling interest member, Sutton Hill Capital, LLC.

Minetta and Orpheum Theatres Loan

On May 29, 2013, we refinanced our Liberty Theaters loan with a $7.5 million loan securitized by our Minetta and Orpheum theatres, thus releasing the Royal George from the securitization and leaving it unencumbered.  This new loan has a maturity date of June 1, 2018, and an interest rate of LIBOR plus a 2.75% margin with a LIBOR rate cap of 4.00% plus the 2.75% margin.  See Note 13 – Derivative Instruments.

Nationwide Loan 1

On February 22, 2008, our subsidiary entered into a five-year promissory note (the “Nationwide Note 1”) with Nationwide Theatres Corp of $21.0 million associated with the acquisition of 15 motion picture theaters and theater-related assets from Pacific Theatres Exhibition Corp.  The Nationwide Note 1 was subject to certain purchase price related adjustments.  Through December 31, 2010, these adjustments resulted in a net reduction in principal of $20.4 million comprised of a reduction in the amount of $6.3 million in 2008, a further reduction of $226,000 during the first quarter of 2009, an additional advance of $3.0 million in 2009 (such advance was used to pay down a portion of the GE Capital Term Loan discussed above), a $4.4 million reduction during the first quarter of 2010 in which Nationwide Theaters Corp. and Reading agreed to reduce the seller’s note, and finally a $12.5 million reduction in September 2010.

The Nationwide Note 1 had an interest (i) as to $4.5 million of principal at the annual rates of 7.50% for the first three years and 8.50% thereafter and (ii) as to $13.0 million of principal at the annual rates of 6.50% through July 31, 2009 and 8.50% thereafter.  Accrued interest was due and payable on February 21, 2011 and thereafter on the last day of each calendar quarter, commencing on June 30, 2011.  Pursuant to the Nationwide Note 1 agreement, we paid off the $593,000 balance of this loan on February 21, 2013.

Sutton Hill Capital Note

On June 18, 2013, we repaid the SHC Note 2 for $9.0 million.  As the debtor on this note was Sutton Hill Properties, LLC, in which we have a 75% interest, the note was, in effect, paid $6.75 million by us and $2.25 million by our co-investor.

Union Square Theatre Term Loan

On April 30, 2010, we refinanced the loan secured by our Union Square property with another lender.  The new loan for $7.5 million has a five-year term with a fixed interest rate of 5.92% per annum and an amortization payment schedule of 20 years with a balloon payment of approximately $6.4 million at the end of the loan term.

Summary of Notes Payable

Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2014	$75,538
2015	33,009
2016	3,500
2017	21,000
2018	7,500
Thereafter	27,913
Total future principal loan payments	$168,460

Since approximately $79.8 million of our total debt of $168.5 million at December 31, 2013 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

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

For our Australian borrowings, we are presently required to swap no less than 75% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations.  In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement, which swaps more than 100% of our variable rate term loan based on BBSY for a 5.50% fixed rate loan which steps down commensurate with the payments of the loan balance.  At the time of entering into this NAB swap, our existing BOSI swap was “in-the-money” by $160,000.  In lieu of a cash payment for the in-the-money BOSI swap, we negotiated a slightly lower fixed swap rate by 0.05% for our new NAB fixed rate swap.

Although our Bank of America Revolver does not require a fixed interest swap agreement, effective December 31, 2013, we entered into an approximate three-year $31.5 million fixed interest rate swap that has a balance reduction schedule which matches the contraction amortization of the Bank of America Revolver.

Effective October 28, 2013, we entered into a three-year $27.9 million fixed interest rate swap for our Trust Preferred Securities.

As a result of these swap and loan agreements, we pay a total fixed interest rate of 7.90% (5.50% swap contract rate plus a 2.40% margin under the loan) for our NAB Loan, a total fixed interest rate of 3.65% ( 1.15% swap contract rate plus a 2.50% margin under the loan) for our BofA Loan, and a total fixed interest rate of 5.20% ( 1.20% swap contract rate plus a 4.00% margin under the loan) for our Trust Preferred Securities instead of the obligatorily disclosed loan rates of 5.09%, 2.67%, and 4.24%, respectively, as indicated in Note 12 – Notes Payable.

Finally, as part of our new US Minetta and Orpheum Theatres Loan, we entered into a five-year LIBOR rate cap of 4.00% with a loan margin of 2.75% (see Note 12 – Notes Payable).

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2013:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$62,057,000	5.500%	2.690%	June 30, 2016
Interest rate swap	$31,500,000	1.150%	0.169%	October 31, 2017
Interest rate swap	$27,913,000	1.200%	0.236%	October 31, 2017
Interest rate cap	$7,500,000	4.000%	n/a	June 1, 2018

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $2.0 million decrease to interest expense during 2013, a $1.1 million increase to interest expense during 2012, and a $5.0 increase to interest expense during 2011.  At December 31, 2013 and 2012, we recorded the fair market value of our interest rate swaps of $3.3 million and $5.9 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-20, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$8,745	$836	$(1,391)
Foreign	3,973	1,446	(379)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	$12,718	$2,282	$(1,770)

Net (income) expense attributable to noncontrolling interests:
United States	24	578	(604)
Foreign	(128)	(86)	(336)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	(1)	27	33
Foreign	1,370	1,594	(1,585)
Gain on sale of discontinued operation:
United States	--	--	--
Foreign	--	(405)	1,888
Income (loss) before income tax expense	$13,983	$3,990	$(2,374)

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income tax expense
Federal	$1,121	$964	$1,332
State	432	584	531
Foreign	1,283	1,370	1,067
Total	2,836	2,918	2,930
Deferred income tax expense (benefit)
Federal	--	--	--
State	--	--	--
Foreign	2,106	1,986	(15,260)
Total	2,106	1,986	(15,260)
Total income tax expense (benefit)	$4,942	$4,904	$(12,330)

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets	2013	2012
Deferred Tax Assets:
Net operating loss carry-forwards	$21,228	$31,040
Impairment reserves	2,915	3,578
Alternative minimum tax credit carry-forwards	3,291	3,118

Compensation and employee benefits	3,867	3,242
Deferred revenue and expense	2,398	2,688
Land, tangible assets, and option real properties	5,477	2,882
Other	3,685	4,003
Total Deferred Tax Assets	42,861	50,551
Valuation allowance	(34,022)	(37,903)
Net deferred tax asset	$8,839	$12,648

In accordance with FASB ASC 740-10 – Income Taxes (“ASC 740-10”), we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  ASC 740-10 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for the U.S., Puerto Rico, and New Zealand, as of December 31, 2013, we recorded a valuation allowance of $34.0 million. After consideration of a number of factors for the Reading Australia group, including its recent history of financial income, its expected future earnings, the increase in market value of its real estate assets, and having executed a credit facility of over $100.0 million to resolve potential liquidity issues, the Company determined as of July 1, 2011 that it was more likely than not that deferred tax assets in Reading Australia group will be realized. Accordingly, we reversed the full valuation allowance in Australia, resulting in a net deferred tax asset of $14.4 million as of December 31, 2011, with approximately $3.4 million classified as current and $11.0 million as non-current.

As of December 31, 2013, we had U.S. net operating loss carry-forwards of $15.2 million, of which $8.7 million expire between 2025 and 2030, while $6.5 million expire between 2030 and 2035.

In addition to the above net operating loss carry-forwards having expiration dates, we have the following carry-forwards that have no expiration date at December 31, 2013:

•	approximately $3.3 million in U.S. alternative minimum tax credit carry-forwards;
•	approximately $26.0 million in Australian ordinary and capital loss carry-forwards, including accrued but unpaid interest on loans from its US parent company; and
•	approximately $11.8 million in New Zealand loss carry-forwards.

We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future.  We have approximately $14.1 million in Puerto Rico loss carry-forwards expiring no later than 2018.  No material future tax benefits from Puerto Rico loss carry-forwards can be recognized by the Company unless it re-enters the Puerto Rico market for which the Company has no current plans.

We expect no other substantial limitations on the future use of U.S. or foreign loss carry-forwards except as may occur for certain losses occurring in New Zealand related to the Landplan operations, which may only be used to offset income and gains from those particular activities, and cannot be shared with their respective consolidated group.

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

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Expected tax provision (benefit)	$4,894	$1,397	$(831)
Increase (decrease) in tax expense resulting from:

Change in valuation allowance	(3,882)	(558)	(15,260)
Expired foreign loss carry-forward	--	--	1,100
Foreign tax provision	3,389	3,356	1,067
Tax effect of foreign tax rates on current income	(294)	(126)	24
State and local tax provision	296	408	361
Tax/Audit Litigation Settlement	1,140	1,140	1,375
Effect of tax rate change	--	--	--
Other items	(601)	(713)	(166)
Actual tax provision (benefit)	$4,942	$4,904	$(12,330)

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia consolidated group of subsidiaries as of December 31, 2013.  There is no withholding tax on dividends paid by an Australian company to its 80% or more U.S. public company shareholder, thus we  have not provided foreign withholding taxes for these current retained earnings. We believe the U.S. tax impact of a dividend from our Australian subsidiary, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of December 31 2013.

We have accrued $20.8 million in income tax liabilities as of December 31, 2013, of which $8.3 million has been classified as current taxes payable and $12.5 million have been classified as non-current tax liabilities.  As part of current taxes payable, we have accrued $3.5 million in connection with federal and state liabilities arising from the “Tax/Audit Litigation” matter which has now been settled (see Note 19 – Commitments and Contingencies).  As part of noncurrent tax liabilities, we have accrued an additional $11.5 million related to the “Tax Audit/Litigation” matter. Amounts assessed by the IRS and expected to be assessed by state income tax agencies in connection with the “Tax Audit/Litigation” matter are  no longer recorded under the cumulative probability approach prescribed by FASB ASC 740-10-25 but are  recorded as a fixed and determinable liability.  We believe the $20.8 million in tax liabilities represents an adequate provision for our income tax exposures.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ending December 31, 2013, December 31, 2012, and December 31, 2011 (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Unrecognized tax benefits – gross beginning balance	$2,171	$1,974	$8,058
Gross increases – prior period tax provisions	(11)	197	--
Gross increases – current period tax positions	--	--	151
Settlements	--	--	(6,235)
Statute of limitations lapse	--	--	--
Unrecognized tax benefits – gross ending balance	$2,160	$2,171	$1,974

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”) we elected to record interest and penalties related to income tax matters as part of income tax expense.

We had approximately $10.8 million and $11.4 million of gross tax benefits as of the adoption date and December 31, 2007, respectively, plus $1.7 million and $2.3 million of tax interest unrecognized on the financial statements as of each date, respectively.  The gross tax benefits mostly reflect operating loss carry-forwards and the IRS Tax Audit/Litigation case described below.

We recorded a reduction to our gross unrecognized tax benefits of approximately $3.4 million and an increase to tax interest of approximately $8.8 million during the period January 1, 2010 to December 31, 2010 and the total balance at December 31, 2010 was approximately $20.6 million (of which approximately $12.6 million represents IRS interest).  Having settled the Tax Audit/Litigation matter described in Note 19 – Commitments and

Contingencies, we further recorded a net reduction to our gross unrecognized tax benefits of approximately $6.1 million and a reduction to tax interest of approximately $10.4 million during the period January 1, 2011 to December 31, 2011, resulting in a total balance at December 31, 2011 of approximately $4.1 million, consisting of $1.9 million tax and $2.2 million interest.  Of the $4.1 million gross unrecognized tax benefit at December 31, 2011, approximately $3.0 million would impact the effective tax rate if recognized.  During the period January 1, 2012 to December 31, 2012 we recorded an increase of $0.2 million to our gross unrecognized tax benefits and an increase to tax interest of approximately $1.1 million, resulting in a total balance of $5.3 million consisting of $2.1 million in tax and $3.2 million in interest.  Of the $5.3 million gross unrecognized tax benefit at December 31, 2012, approximately $4.3 million would impact the effective rate if recognized. During the period January 1, 2013 to December 31, 2013 we recorded no material change to our gross unrecognized tax benefits and a decrease to tax interest of approximately $1.4 million, resulting in a total balance of $3.9 million consisting of $2.1 million in tax and $1.8 million in interest.  Of the $3.9 million gross unrecognized tax benefit at December 31, 2013, approximately $2.9 million would impact the effective rate if recognized.

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

Generally, changes to our federal and most state income tax returns for the calendar year 2007 and earlier are barred by statutes of limitations.  Certain U.S. subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 19 – Commitments and Contingencies.  Our income tax returns for Australia filed since inception in 1995 are generally open for examination.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2007 and afterward remain open for examination as of December 31, 2013.

Note 15 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2013	2012
Current liabilities
Lease liability	$5,900	$5,855
Security deposit payable	246	174
Other	9	3
Other current liabilities	$6,155	$6,032
Other liabilities
Foreign withholding taxes	$6,748	$6,480
Straight-line rent liability	9,259	8,893
Environmental reserve	1,656	1,656
Accrued pension	8,527	6,976
Interest rate swap	3,288	5,855
Acquired leases	1,797	2,078
Other payable	875	1,191
Other	599	630
Other liabilities	$32,749	$33,759

Village East Purchase Option

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 1, 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  Because our Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, is also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $5.9 million presented under other liabilities which accreted up to the $5.9 million liability till July 1, 2013 (see Note 25 – Related Parties and Transactions).  As the option is able to be exercised starting on July 1, 2013, we classified the $5.9 million lease liability as a current liability.

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

Level 2 Fair Value Measurements – Interest Rate Swaps and cap – The fair value of interest rate swaps and cap are estimated using internal discounted cash flow calculations based upon forward interest rate curves, which are corroborated by market data, and quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements – Impaired Property – For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics.  For the years ended December 31, 2012 and 2011, the fair value of our impaired properties was estimated to be $4.1 million and $1.9 million, respectively, which we used to record our impairment expense and was based on level 3 inputs in developing management’s estimate of fair value.  For the year ended December 31, 2011, the fair value of our Rialto Cinemas investment was $1.6 million (NZ$2.0 million) resulting in an impairment charge of $2.9 million (NZ$3.8 million).  We did not record an impairment charge for our properties during 2013.

As of December 31, 2013, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.    Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap and cap agreements are determined using the market standard methodology of discounting the future expected cash receipts or payments that would occur if variable interest rate fell above or below the strike rate of the interest rate swap and cap agreements.  The variable interest rates used in the calculation of projected receipts or payments on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

On a recurring basis, we used the above methods and assumptions on the following items to measure fair value subject to the disclosure requirements of ASC 820-10 at December 31, 2013 and 2012, respectively (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2013	2012	2013	2012
Investment in marketable securities	1	$55	$55	$55	$55
Interest rate cap asset	2	$75	$--	$75	$--
Interest rate swap liabilities	2	$3,288	$5,855	$3,288	$5,855

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at December 31, 2013 and 2012 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2013	2012		2013		2012
Cash	1	$37,696	$38,531		$37,696		$38,531
Time deposits	1	$--	$8,000		$--		$8,000
Accounts receivable	1	$9,087	$8,514		$9,087		$8,514
Other assets - notes receivable	1	$--	$2,000		$--		$2,000
Restricted cash	1	$782	$2,465		$782		$2,465
Accounts and film rent payable	1	$25,046	$25,566		$25,046		$25,566
Notes payable	3	$140,547	$159,684		$121,411		$154,795
Notes payable to related party	N/A	$--	$9,000	$	N/A	$	N/A
Subordinated debt	3	$27,913	$27,913		$11,067		$12,268
For purposes of this fair value disclosure, we based our fair value estimate for notes payable and subordinated debt on our internal valuation whereby we apply the discounted cash flow method to our expected cash flow payments due under our existing debt agreements based on a representative sample of our lenders’ market interest rate quotes as of December 31, 2013 and 2012, respectively, for debt with similar risk characteristics and maturities.

Note 17 – Lease Agreements

Most of our cinemas conduct their operations in leased facilities.  Sixteen of our twenty operating multiplexes in Australia, four of our seven cinemas in New Zealand, and all but one of our cinemas in the United States are in leased facilities.  These cinema leases have remaining terms inclusive of options of 1 to 37 years.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenue with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance, and other costs applicable to the property.  We also lease office space and equipment under non-cancelable operating leases.  All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities that require capitalization.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Base rent expense and contingent rental expense under the operating leases totaled approximately $32.1 million and $1.3 million for 2013, respectively; $32.6 million and $1.7 million for 2012, respectively; and $31.2 million and $1.6 million for 2011, respectively.  Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2013 (dollars in thousands):

	Minimum Ground	Minimum Premises	Equipment	Total Minimum
	Lease Payments	Lease Payments	Lease	Lease Payments
2014	$2,592	$28,381	$2,703	$33,676
2015	2,591	26,137	2,703	31,431
2016	2,656	22,427	2,694	27,777
2017	2,751	19,744	2,693	25,188
2018	2,759	16,054	2,614	21,427
Thereafter	8,671	49,739	--	58,410
Total minimum lease payments	$22,020	$162,482	$13,407	$197,909

Since approximately $75.7 million of our total minimum lease payments of $197.9  million as of December 31, 2013 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.  See Note 25 – Related Parties and Transactions for the amount of leases associated with any related party leases.

Digital Projection Equipment Lease

Effective December 1, 2012, we entered into a 5-year digital projection equipment lease obligation with Banc of America Leasing & Capital, LLC enabling us to convert substantially all of our U.S. cinemas to digital projection.  The equipment lease agreement requires that we make lease payments of $218,000 per month for the next 60 months after which we can either purchase the equipment at a market price or renew the lease for an undetermined length of time.  This lease qualifies as an operating lease and is recorded accordingly.

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

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with FASB ASC 715-30-05 – Defined Benefit Pension Plans (“ASC 715-30-05”), the initial pension benefit obligation of $2.7 million was included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income on March 1, 2007.  The initial benefit obligation was based on a discount rate of 5.75% and a compensation increase rate of 3.5%.  The $2.7 million is being amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the years ended December 31, 2013, 2012, and 2011, we recognized $202,000, $149,000, and $195,000, respectively, of interest cost and $304,000 of amortized prior service cost per year.  For the years ended December 31, 2013 and 2012, we recognized $356,000 and $0 of amortized net gains.  The balance of the other liability for this pension plan was $7.4 million and $5.9 million at December 31, 2013 and 2012, respectively, and the accumulated unrecognized prior service costs included in other comprehensive income balance was $3.8 and $3.2 million at December 31, 2013 and 2012, respectively.  The December 31, 2013 and 2012 values of the SERP are based on a discount rate of 4.25% and 3.40%, respectively, and an annual compensation growth rate of 7.50% and 3.50%, respectively.

The change in the SERP pension benefit obligation and the funded status for the year ending December 31, 2013 and 2012 are as follows (dollars in thousands):

For the year ending
Change in Benefit Obligation	December 31, 2013
Benefit obligation at January 1, 2013	$5,944
Interest cost	202
Actuarial gain	1,252
Benefit obligation at December 31, 2013	7,398
Funded status at December 31, 2013	$(7,398)

For the year ending
Change in Benefit Obligation	December 31, 2012
Benefit obligation at January 1, 2012	$3,511
Interest cost	149
Actuarial gain	2,284
Benefit obligation at December 31, 2012	5,944
Funded status at December 31, 2012	$(5,944)

Amount recognized in balance sheet consists of (dollars in thousands):

	At December 31, 2013	At December 31, 2012
Current liabilities	$15	$14
Noncurrent liabilities	7,383	5,930

Items not yet recognized as a component of net periodic pension cost consist of (dollars in thousands):

	At December 31, 2013	At December 31, 2012
Unamortized actuarial loss	$3,166	$2,269
Prior service costs	627	931
Accumulated other comprehensive loss	3,793	3,200

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (dollars in thousands):

Net periodic benefit cost	For the year ending December 31, 2013	For the year ending December 31, 2012
Interest cost	$202	$149
Amortization of prior service costs	304	304
Amortization of net gain	356	--
Net periodic benefit cost	$862	$453

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$1,253	$2,284
Amortization of prior service cost	(304)	(304)
Amortization of net loss	(356)	--
Total recognized in other comprehensive income	$593	$1,980

Total recognized in net periodic benefit cost and other comprehensive income	$1,455	$2,433

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $356,000 and $304,000, respectively.

The following weighted average assumptions were used to determine the plan benefit obligations at December 31, 2013 and 2012:

	2013	2012
Discount rate	4.25%	3.40%
Rate of compensation increase	7.50%	3.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended December 31, 2013 and 2012:

	2013	2012
Discount rate	3.40%	4.25%
Expected long-term return on plan assets	0.00%	0.00%
Rate of compensation increase	3.50%	3.50%

Other Pension Liabilities

In addition to the aforementioned SERP, we have defined contribution pension plans for selected current and former executives of our corporation resulting in a pension liability of $1.1 million and $1.0 million at December 31, 2013 and 2012, respectively.  These pensions accrued $95,000 and $204,000 of pension expense for the years ended December 31, 2013 and 2012, respectively.

The benefit payments for all of our pensions, which reflect expected future service, as appropriate, are expected to be paid over the following periods (dollars in thousands):

Pension Payments
2014	$14
2015	32
2016	50
2017	633
2018	607
Thereafter	7,191
Total pension payments	$8,527

Note 19 - Commitments and Contingencies

Unconsolidated Joint Venture Loans

The following section describes any loans associated with our investments in unconsolidated joint ventures.  As these investments are unconsolidated, any associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2013.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution.  We are the 33.3% co-owners of the assets of Rialto Distribution.  At December 31, 2013 and 2012, Rialto Distribution had a bank line of credit of $1.6 million (NZ$2.0 million) and $1.7 million (NZ$2.0 million), respectively, and had an outstanding balance of $634,000 (NZ $770,000) and $703,000 (NZ$850,000), respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) has examined the tax return of Reading Entertainment Inc. (“RDGE”) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (“CRG”), a Nevada Corporation with no operating assets, for its tax year ended June 30, 1997.  These companies are both now wholly owned subsidiaries of the Company, but for the time periods under audit, were not consolidated with the Company for tax purposes.

CRG and the IRS agreed to compromise the claims made by the IRS against CRG and the Tax Court’s order was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its claimed adjustment to income.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group was to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000 and increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of January 6, 2011.  On October 26, 2011, CRG reached an agreement with the IRS for an installment plan to pay off this federal tax liability, including additional interest accruals at the prescribed IRS floating rate.  The agreement requires monthly payments of $290,000 over a period of approximately five years.  As of December 31, 2013 and 2012, after the payments made during 2013 and 2012, respectively, the remaining federal tax obligation was $8.3 million and $10.0 million, respectively, in tax and interest.  Of the $8.3 million owed under the installment agreement as of December 31, 2013, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.  Of the $10.0 million owed under the installment agreement as of December 31, 2012, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.

The impact of the settlement upon the state taxes of the Reading consolidated group, if the adjustment to income agreed with the IRS were reflected on state returns, would be an obligation of approximately $1.4 million in tax plus interest and potential penalty.  As of December 31, 2013, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed when a deficiency is asserted.

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

In connection with the development of our 50.6 acre Burwood site, it will be necessary to address certain environmental issues.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2013, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $15.2 million (AUS$17.1 million) and as of that date we had incurred a total of $7.4 million (AUS$8.3 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as it is anticipated that all of the work will be done in connection with the excavation and other development activity already contemplated for the property.

Note 20 – Noncontrolling interests

As of December 31, 2013, the noncontrolling interests in our consolidated subsidiaries are comprised of the following:

•	25% noncontrolling interest in Australian Country Cinemas by 21st Century Pty, Ltd;
•	50% noncontrolling membership interest in Shadow View Land and Farming, LLC owned by Mr. James J. Cotter, Sr.; and
•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC.

The components of noncontrolling interest are as follows (dollars in thousands):

	December 31,
	2013	2012
AFC LLC	$--	$1,737
Australian Country Cinemas	532	601
Shadow View Land and Farming, LLC	1,862	1,912
Sutton Hill Properties	2,213	(152)
Noncontrolling interests in consolidated subsidiaries	$4,607	$4,098

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
AFC LLC	$173	$612	$909
Australian Country Cinemas	129	86	311
Elsternwick unincorporated joint venture	--	--	25
Shadow View Land and Farming, LLC	(50)	(843)	--
Sutton Hill Properties	(148)	(347)	(305)
Net income attributable to noncontrolling interest	$104	$(492)	$940

AFC LLC Acquisition of Noncontrolling Interest

On June 28, 2013, we acquired the interest in AFC LLC that we did not already own in consideration of the release of certain claims we held against the owner of that interest under a guaranty agreement.  The removal of the AFC LLC noncontrolling interest balance of $101,000 was reflected as a change in our additional paid in capital pursuant to FASB ASC 810-10-45.

Sutton Hill Properties

On June 18, 2013, our co-investor, having a 25% interest in our Sutton Hill Properties subsidiary, contributed $2.25 million toward the payoff of our SHC Note 2 for $9.0 million resulting in a $2.25 million contribution of capital to Sutton Hill Properties (See Note 12 – Notes Payable).

Shadow View Land and Farming, LLC

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

Note 21 – Total Reading International, Inc. Stockholders’ Equity

Our common stock trades on the NASDAQ under the symbols RDI and RDIB which are our Class A (non-voting) and Class B (voting) stock, respectively.  Our Class A (non-voting) has preference over our Class B (voting) shares upon liquidation.  No dividends have ever been issued for either share class.

2013 Common Stock Activity

During 2013, we issued 217,890 of Class A Stock to an executive employee associated with his prior years’ stock grants.

62,500 options were exercised during 2013 having an intrinsic value of $133,000 for which we received $248,000 of cash. Additionally, 75,000 options were exercised during 2013 having an intrinsic value of $124,000 for which we did not receive any cash but the employee elected to exchange 53,136 personally owned shares of the company at a market price of $5.66 per share for the 75,000 shares based on an exercise price of $4.01 for the related options.

2012 Common Stock Activity

During 2012, we issued 155,925 of Class A Stock to an executive employee associated with his prior years’ stock grant, and, during 2012, we issued 9,680 as a one-time stock grant of Class A Stock to our employees valued at $44,000 which we accounted for as compensation expense.

95,000 options were exercised during 2012 having a realized value of $136,000 for which we received $308,000 of cash.  Additionally, 41,000 options were exercised during 2012 having a realized value of $103,000 for which we did not receive any cash but the employee elected to receive the net incremental number of in-the-money shares of 15,822 based on a $4.01 and a market price of $6.53.

2011 Common Stock Activity

During 2011, we issued 174,825 of Class A Stock to certain executive employee associated with his prior years’ stock grants.

During 2011, we purchased 172,300 of Class A Stock on the open market for $747,000.

Accumulated Other Comprehensive Income

	Foreign Currenecy Items	Unrealized Gain and Losses on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Beginning balance	$64,558	$9	$(3,200)	$61,369
Net current-period other comprehensive income	(19,259)	--	(593)	(19,854)
Ending balance	45,299	9	(3,793)	41,515

Note 22 – Business Segments and Geographic Area Information

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2013 (dollars in thousands):

Year Ended December 31, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$239,418	$26,456	$(7,653)	$258,221
Operating expense	200,859	10,830	(7,653)	204,036
Depreciation and amortization	10,741	4,023	--	14,764
General and administrative expense	3,273	644	--	3,917
Segment operating income	$24,545	$10,959	$--	$35,504

Year Ended December 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$234,703	$27,256	$(7,529)	$254,430
Operating expense	198,040	11,163	(7,529)	201,674
Depreciation and amortization	11,154	4,441	--	15,595
General and administrative expense	2,598	718	--	3,316
Impairment expense	--	1,463	--	1,463
Segment operating income	$22,911	$9,471	$--	$32,382

Year Ended December 31, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$225,849	$26,562	$(7,432)	$244,979
Operating expense	189,647	10,190	(7,432)	192,405
Depreciation and amortization	11,842	4,444	--	16,286
General and administrative expense	2,740	646	--	3,386
Impairment expense	--	369	--	369
Segment operating income	$21,620	$10,913	$--	$32,533

Reconciliation to net income attributable
to Reading International, Inc. shareholders:	2013	2012	2011
Total segment operating income	$35,504	$32,382	$32,533
Non-segment:
Depreciation and amortization expense	433	454	309
General and administrative expense	14,136	12,801	14,046
Operating income	20,935	19,127	18,178
Interest expense, net	(10,037)	(16,426)	(21,038)
Other income (loss)	1,876	(563)	1,157
Gain (loss) on sale of assets	(56)	144	(67)
Income tax benefit (expense)	(4,942)	(4,904)	12,330
Equity earnings (loss) of unconsolidated joint ventures and entities	1,369	1,621	(1,552)

Income (loss) from discontinued operations	--	(85)	232
Gain (loss) on sale of discontinued operation	--	(320)	1,656
Net income (loss)	$9,145	$(1,406)	$10,896
Net (income) loss attributable to noncontrolling interests	(104)	492	(940)
Net income (loss) attributable to Reading International, Inc. common shareholders	$9,041	$(914)	$9,956

	December 31,
Summary of assets:	2013	2012	2011
Segment assets	$347,637	$408,667	$414,608
Corporate assets	39,170	19,921	16,156
Total Assets	$386,807	$428,588	$430,764

	December 31,
Summary of capital expenditures:	2013	2012	2011
Segment capital expenditures	$19,910	$13,390	$8,419
Corporate capital expenditures	172	333	957
Total capital expenditures	$20,082	$13,723	$9,376

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theater venues and operating expense directly linked to our property assets.

The following table sets forth the book value of our operating property by geographical area (dollars in thousands):

	December 31,
	2013	2012
Australia	$97,240	$106,020
New Zealand	36,319	35,456
United States	58,101	61,302
Total operating property	$191,660	$202,778

The following table sets forth our revenue by geographical area (dollars in thousands):

	December 31,
	2013	2012	2011
Australia	$100,399	$108,320	$110,742
New Zealand	26,310	24,608	22,247
United States	131,512	121,502	111,990
Total revenue	$258,221	$254,430	$244,979

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter
Revenue	$59,567	$69,642	$65,472	$63,540
Net income (loss)	$(671)	$4,176	$2,431	$3,209
Net income (loss) attributable to Reading International, Inc. shareholders	$(668)	$4,135	$2,393	$3,181
Basic earnings (loss) per share	$(0.03)	$0.18	$0.10	$0.14
Diluted earnings (loss) per share	$(0.03)	$0.18	$0.10	$0.13

2012
Revenue	$62,431	$62,948	$63,934	$65,117
Net income (loss)	$(109)	$224	$396	$(1,917)
Net income (loss) attributable to Reading International, Inc. shareholders	$(239)	$239	$363	$(1,277)
Basic earnings (loss) per share	$(0.01)	$0.01	$0.02	$(0.06)
Diluted earnings (loss) per share	$(0.01)	$0.01	$0.02	$(0.06)

Note 24 - Future Minimum Rental Income

Real estate revenue amounted to $18.8 million, $19.7 million, and $19.1 million, for the years ended December 31, 2013, 2012, and 2011, respectively.  Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2014	$8,605
2015	7,934
2016	6,662
2017	5,216
2018	4,125
Thereafter	21,203
Total future minimum rental income	$53,745

Note 25 – Related Parties and Transactions

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the leasing with an option to purchase of certain cinemas located in Manhattan including our Village East and Cinemas 1, 2 & 3 theaters.  In connection with that transaction, we also agreed to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by James J. Cotter and a third party and of which Mr. Cotter is the managing member.  The Village East is the only cinema that remains subject to this lease and during 2013, 2012, and 2011, we paid rent to SHC for this cinema in the amount of $590,000, $590,000, and $590,000, respectively.

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

In 2005, we acquired from a third party the fee interest and from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2 & 3.  In connection with that transaction, we granted to SHC an option to acquire a 25% interest in the special purpose entity formed to acquire these interests at cost.  On June 28, 2007, SHC exercised this option, paying the option exercise price through the application of their $3.0 million deposit plus the assumption of its proportionate share of SHP’s liabilities giving it a 25% non-managing membership interest in SHP.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations are managed by OBI LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of James J. Cotter and a member of our Board of Directors.

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees, which historically have equated to approximately 21% of the net cash flow received by us from our live theaters in New York.  Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenue for us.  This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater.  In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow.  In 2013, OBI Management earned $401,000, which was 20.1% of net cash flows for the year.  In 2012, OBI Management earned $390,000, which was 19.7% of net cash flows for the year.  In 2011, OBI Management earned $398,000, which was 19.4% of net cash flows for the year.  In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Shadow View Land and Farming LLC

During 2012, Mr. James J. Cotter, our Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which Mr. Cotter owns a 50% interest.  We are the managing member of Shadow View Land and Farming, LLC (see Note 20 – Noncontrolling Interests).

Note 26 – Casualty Loss

Wellington, New Zealand Parking Structure

On July 21, 2013, Wellington, New Zealand experienced a strong earthquake that damaged our parking structure adjacent to our Courtenay Central shopping center.  The parking structure has been closed pending repairs to the structure.  We estimate the cost to repair the structure will be approximately $2.0 million (NZ$2.5 million) of which our earthquake insurance will cover approximately $1.5 million (NZ$1.8 million) after our $584,000 (NZ$710,000) insurance deductible.  For the year ended December 31, 2013, we recorded a casualty loss of $49,000 (NZ$59,000) based on the associated net book value of the property as an other income (expense) and a $1.5 million (NZ$1.8 million) insurance receivable in our current receivables at December 31, 2013.  Our reduction in operating income will also be offset somewhat by our business interruption insurance subject to the relevant deductible.

Christchurch, New Zealand Cinemas

Our 8-screen complex in Christchurch, New Zealand, was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011.  We have earthquake and lost profits insurance on that facility for which we have received to date $1.1 million (NZ$1.3 million) which is included in our 2011 other income (expense).  We are awaiting a final settlement payment on this claim for a nominally estimated amount to be received in 2014.  This cinema was reopened on November 17, 2011, but, as a result of a December 23, 2011 earthquake, the cinema was again temporarily closed for approximately two weeks.

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

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2013 – Allowance for doubtful accounts	$209	$505	$339	$375
Year-ended December 31, 2012 – Allowance for doubtful accounts	$53	$367	$211	$209
Year-ended December 31, 2011 – Allowance for doubtful accounts	$58	$153	$158	$53

Tax valuation allowance
Year-ended December 31, 2013 – Tax valuation allowance	$37,903	$--	$2,920	$34,983
Year-ended December 31, 2012 – Tax valuation allowance	$38,461	$--	$558	$37,903
Year-ended December 31, 2011 – Tax valuation allowance	$54,513	$--	$16,052	$38,461

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended December 31, 2013, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Reading International, Inc.

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013 and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/    Grant Thornton LLP

Los Angeles, California
March 7, 2014

PART III

Items 10, 11, 12, 13 and 14

Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is hereby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.Financial Statements

The following financial statements are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

Description

Reports of Independent Registered Accounting Firm (page 55)

Consolidated Balance Sheets as of December 31, 2013 and 2012  (page 56)

Consolidated Statements of Operations for the Three Years Ended December 31, 2013 (page 57)

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2012 (page 58)

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2013 (page 59)

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2013 (page 60)

Notes to Consolidated Financial Statements (page 61)

2.	Financial Statements and Schedules for the years ended December 31, 2013, 2012, and 2011

Schedule II – Valuation and Qualifying Accounts (page 102)

Financial Statements of Mt. Gravatt Cinemas Joint Venture (page 108)

3.Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K (page 125)

(b) Exhibits Required by Item 601 of Regulation S-K

See Item (a) 3. above.

(c) Financial Statement Schedule

See Item (a) 2. above.

Following are financial statements and notes of Mt. Gravatt Cinemas Joint Venture for the periods indicated.  We are required to include in our Report on Form 10-K audited financial statements for the years ended December 31, 2012, and 2011. The financial statements for 2013 are unaudited.

Mt. Gravatt Cinemas Joint Venture

Statements of Comprehensive Income

For the Years Ended December 31, 2013, 2012 and 2011

In AUS$	Note	2013 (unaudited)	2012	2011
Revenue from rendering services	5	$9,765,087	$10,689,440	$10,022,854
Revenue from sale of concession		3,605,822	4,015,329	3,625,410
Total revenue		13,370,909	14,704,769	13,648,264

Film expenses		(3,797,873)	(4,311,436)	(3,974,267)
Personnel expenses	6	(1,681,870)	(1,845,515)	(1,925,190)
Occupancy expenses		(1,603,302)	(1,584,751)	(1,521,307)
House expenses		(1,174,667)	(1,260,328)	(1,159,484)
Cost of concession		(853,553)	(944,355)	(851,575)
Depreciation and amortization expenses	11	(544,270)	(597,349)	(555,594)
Advertising and marketing costs		(285,815)	(313,791)	(334,325)
Management fees		(267,902)	(261,004)	(253,914)
Repairs and maintenance expense		(155,198)	(217,289)	(182,566)
Results for operating activities		3,006,459	3,368,951	2,890,042

Finance income		11,922	21,256	58,301
Net finance income	7	11,922	21,256	58,301
Profit for the period		$3,018,381	$3,390,207	$2,948,343

Other comprehensive income
Other comprehensive income for the period		--	--	--
Total comprehensive income for the period		$3,018,381	$3,390,207	$2,948,343

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Changes in Equity

For the Years Ended December 31, 2013, 2012 and 2011

In AUS$	Birch Carroll & Coyle Limited	Reading Exhibition Pty Ltd	Village Roadshow Exhibition Pty Ltd	Total
Members’ Equity at December 31, 2010	$1,297,924	$1,297,924	$1,297,924	$3,893,772

Member distributions	(700,000)	(700,000)	(700,000)	(2,100,000)
Total other comprehensive income	--	--	--	--
Profit for the period	982,781	982,781	982,781	2,948,343
Total comprehensive income for the period	982,781	982,781	982,781	2,948,343
Members’ Equity at December 31, 2011	$1,580,705	$1,580,705	$1,580,705	$4,742,115

Member distributions	(1,350,000)	(1,350,000)	(1,350,000)	(4,050,000)
Total other comprehensive income	--	--	--	--
Profit for the period	1,130,069	1,130,069	1,130,069	3,390,207
Total comprehensive income for the period	1,130,069	1,130,069	1,130,069	3,390,207
Members’ Equity at December 31, 2012	$1,360,774	$1,360,774	$1,360,774	$4,082,322

Member distributions (unaudited)	(1,100,000)	(1,100,000)	(1,100,000)	(3,300,000)
Total other comprehensive income (unaudited)	--	--	--	--
Profit for the period (unaudited)	1,006,127	1,006,127	1,006,127	3,018,381
Total comprehensive income for the period (unaudited)	1,006,127	1,006,127	1,006,127	3,018,381
Members’ Equity at December 31, 2013 (unaudited)	$1,266,901	$1,266,901	$1,266,901	$3,800,703

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Financial Position

As at December 31, 2013 and 2012

In AUS$	Note	2013 (unaudited)	2012
ASSETS
Cash and cash equivalents	8	$694,392	$898,217
Trade receivables	9	172,293	196,598
Inventories	10	126,947	173,411
Total current assets		993,632	1,268,226
Property, plant and equipment	11	3,681,951	3,923,871
Total non-current assets		3,681,951	3,923,871
Total assets		$4,675,583	$5,192,097

Trade and other payables	12	$636,832	$878,026
Employee benefits	13	172,496	162,961
Deferred revenue	14	32,297	27,683
Total current liabilities		841,625	1,068,670
Employee benefits	13	33,255	41,105
Total non-current liabilities		33,255	41,105
Total liabilities		874,880	1,109,775

Net assets		$3,800,703	$4,082,322

Equity
Contributed equity		202,593	202,593
Retained earnings		3,598,110	3,879,729
Total equity		$3,800,703	$4,082,322

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

In AUS$	Note	2013 (unaudited)	2012	2011
Cash flows from operating activities
Cash receipts from customers		$14,986,613	$16,091,198	$14,889,678
Cash paid to suppliers and employees		(11,600,009)	(11,971,304)	(11,450,521)
Net cash provided from operating activities	18	3,386,604	4,119,894	3,439,157

Cash flows from investing activities
Acquisition of property, plant and equipment	11	(302,351)	(783,266)	(1,309,432)
Interest received	7	11,922	21,256	58,301
Net cash used in investing activities		(290,429)	(762,010)	(1,251,131)

Cash flows from financing activities
Distributions to Joint Venturers		(3,300,000)	(4,050,000)	(2,100,000)
Net cash used in financing activities		(3,300,000)	(4,050,000)	(2,100,000)

Net increase/ (decrease) in cash and cash equivalents		(203,825)	(692,116)	88,024
Cash and cash equivalents at 1 January		898,217	1,590,333	1,502,309
Cash and cash equivalents at 31 December	8	$694,392	$898,217	$1,590,333

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Notes to Financial Statements

December 31, 2013

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

(n) New standards and interpretations not yet adopted

The Joint Venture does not consider that any standards of interpretations issued by IASB or the IFRIC, either applicable in the current year or not yet applicable, have, or will have, a significant impact on the financial statements.

(o) Amounts paid or payable to the auditor

The amounts paid or payable to the auditor for the audit of these financial statements has been borne by one of the Joint Venturers for which these financial statements have been prepared.  The auditor provided non-audit service in the current period to the value of $19,700 (unaudited).

In AUS$	2013 (unaudited)	2012
Audit fees	$--	$57,500

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

5. Revenue from rendering of services

In AUS$	2013 (unaudited)	2012	2011
Box office revenue	8,526,341	9,508,154	9,019,423
Screen advertising	331,472	286,501	249,524
Booking fees	218,025	268,180	200,017
Other cinema services	689,249	626,605	553,890
	$9,765,087	$10,689,440	$10,022,854

6. Personnel expenses

In AUS$	2013 (unaudited)	2012	2011
Wages and salaries	1,603,620	1,767,789	1,846,267
Change in liability for annual leave	56,011	65,274	57,628
Change in liability for long-service leave	22,239	12,452	21,295
	$1,681,870	$1,845,515	$1,925,190

7. Finance income

In AUS$	2013 (unaudited)	2012	2011
Interest income on cash at bank:	11,922	21,256	58,301
	$11,922	$21,256	$58,301

8. Cash and cash equivalents

In AUS$	Note	2013 (unaudited)	2012
Cash at bank and on hand	15	694,392	898,217
Cash and cash equivalents in the statement of cash flows		$694,392	$898,217

The Joint Venture’s exposure to interest rate risk is disclosed in Note 15(e), Financial instruments, Market risk.

9. Trade and other receivables

In AUS$	Note	2013 (unaudited)	2012
Trade receivables	15	172,293	196,598
		$172,293	$196,598

The Joint Venture’s trade receivables relate mainly to the Joint Venture’s screen advertiser and credit card companies.

The Joint Venture’s exposure to credit risk and impairment losses related to trade receivables is disclosed in Note 15(c), Financial instruments, Credit risk.

10. Inventories

In AUS$	2013 (unaudited)	2012
Concession stores at cost	126,947	173,411
	$126,947	$173,411

11. Property, Plant, and Equipment

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Cost
Balance at January 1, 2012	10,458,263	2,787,784	242,446	13,488,493
Additions	--	--	783,266	783,266
Transfers	94,123	4,900	(99,023)	--
Balance at December 31, 2012	$10,552,386	$2,792,684	$926,689	$14,271,759

Balance at January 1, 2013 (unaudited)	10,552,386	2,792,684	926,689	14,271,759
Additions (unaudited)	1,106,833	118,843	--	1,225,676
Transfers (unaudited)	--	--	(923,325)	(923,325)
Balance at December 31, 2013 (unaudited)	$11,659,219	$2,911,527	$3,364	$14,574,110

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Accumulated depreciation
Balance at January 1, 2012	(8,688,701)	(1,061,838)	--	(9,750,539)
Depreciation and amortisation	(492,890)	(104,459)	--	(597,349)
Balance at December 31, 2012	$(9,181,591)	$(1,166,297)	$--	$(10,347,888)

Balance at January 1, 2013 (unaudited)	(9,181,591)	(1,166,297)	--	(10,347,888)
Depreciation and amortisation (unaudited)	(436,407)	(107,864)	--	(544,271)
Balance at December 31, 2013 (unaudited)	$(9,617,998)	$(1,274,161)	$--	$(10,892,159)

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Carrying amounts
At January 1, 2012	$1,769,563	$1,725,946	$242,446	$3,737,955
At December 31, 2012	1,370,795	1,626,387	926,689	3,923,871
At January 1, 2013 (unaudited)	1,370,795	1,626,387	926,689	3,923,871
At December 31, 2013 (unaudited)	2,041,221	1,637,366	3,364	3,681,951

 12. Trade and other payables

In AUS$	Note	2013 (unaudited)	2012
Trade payables		221,732	413,082
Non-trade payables and accruals		415,100	464,944
	15	$636,832	$878,026

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

13. Employee benefits

Current
In AUS$	2013 (unaudited)	2012
Liability for annual leave	96,527	102,540
Liability for long-service leave	75,969	60,421
	$172,496	$162,961

Non-current
In AUS$	2013 (unaudited)	2012
Liability for long-service leave	33,255	41,105
	$33,255	$41,105

14. Deferred revenue

In AUS$	2013 (unaudited)	2012
Deferred revenue	32,297	27,683
	$32,297	$27,683

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

Exposure to credit risk

The carrying amount of the Joint Venture’s financial assets represents the maximum credit exposure.  The Joint Venture’s maximum exposure to credit risk at the reporting date was:

		Carrying Amount
In AUS$	Note	2013 (unaudited)	2012
Trade receivables	9	$172,293	$196,598
Cash and cash equivalents	8	694,392	898,217

The Joint Venture’s maximum exposure to credit risk for trade receivables at the reporting date by type of customer was:

	Carrying Amount
In AUS$	2013 (unaudited)	2012
Screen advertisers	109,310	72,181
Credit card companies	56,537	114,418
Games, machine and merchandising companies	6,446	9,999
	$172,293	$196,598

Impairment losses

None of the Company’s trade receivables are past due (2012: $nil).  There were no allowances for impairment at 31 December 2013 (unaudited) or 2012.

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

The only financial liabilities are trade and other payables all of which are contractually due within 12 months.  The carrying value of such liabilities at 31 December 2013 is $636,830 (unaudited) and 2012: $878,026.

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

Interest rate risk

At the reporting date the interest rate profile of the Joint Venture’s interest-bearing financial instruments was:

Variable rate instruments	Carrying amount
In AUS$	2013 (unaudited)	2012
Cash at bank	$694,392	$855,715

The Joint Venture held no fixed rate instruments during financial years 2013 (unaudited) or 2012.

(f) Fair values

Fair values versus carrying amounts

The fair values of financial assets and liabilities, together with the carrying amounts shown in the statement of financial position, are as follows:

	2013 (unaudited)		2012
In AUS$	Carrying amount	Fair value	Carrying amount	Fair value
Trade receivables	$172,293	$172,293	$196,598	$196,598
Cash and cash equivalents	694,392	694,392	898,217	898,217
Trade and other payables	636,830	636,830	878,026	878,026

The basis for determining fair values is disclosed in Note 4, Determination of fair values.

(g) Capital

Capital consists of contributed equity and retained earnings. The contributed equity amount represents the initial investment in the partnership. The Managing Committee’s policy is to maintain a strong capital base so as to maintain creditor confidence and to sustain future development of the business. There were no externally imposed capital requirements during the financial years 2013 (unaudited) or 2012.

16. Operating leases

Leases as lessee

Non-cancellable operating lease rentals are payable as follows:

In AUS$	2013 (unaudited)	2012
Less than one year	1,277,755	1,277,754
Between one and five years	5,083,014	5,111,016
More than five years	--	1,225,244
Total	$6,360,769	$7,614,014

The Joint Venture leases the cinema property under a long term operating lease.

17. Contingencies and capital commitments

The nature of the Joint Venture’s operations results in claims for personal injuries (including public liability and workers compensation) being received from time to time.  As at period end there were no material current or ongoing outstanding claims.

The Joint Venture has no capital commitments at 31 December 2013 (unaudited); (2012: $nil).

18. Reconciliation of cash flows from operating activities

In AUS$	Note	2013 (unaudited)	2012	2011
Cash flows from operating activities
Profit for the period		3,018,381	3,390,207	2,948,343
Adjustments for:
Depreciation and amortisation	11	544,271	597,349	555,594
Interest received	7	(11,922)	(21,256)	(58,301)
Operating profit before changes in working capital		$3,550,730	$3,966,300	$3,445,636
Change in trade receivables	9	24,305	(53,110)	(53,892)
Change in inventories	10	46,464	(19,512)	81,620
Change in trade and other payables	12	(241,194)	220,135	7,388
Change in employee benefits	13	1,685	17,466	9,195
Change in deferred revenue	14	4,614	(11,385)	(50,790)
Net cash from operating activities		$3,386,604	$4,119,894	$3,439,157

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

As of 31 December 2013 (unaudited) the management fee payable was $26,040 (2012: Nil).

20. Subsequent events

Subsequent to 31 December 2013 (unaudited), there were no events which would have a material effect on these financial statements.

Independent Auditors’ Report

The Management Committee and Joint Venturers
Mt. Gravatt Cinemas Joint Venture:

Report on the Financial Statements

We have audited the accompanying financial statements of Mt. Gravatt Cinemas Joint Venture, which comprise the statement of financial position as of December 31, 2012 and the related statements of comprehensive income, changes in equity, and cash flows for the years ended December 31, 2012 and 2011, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Gravatt Cinemas Joint Venture as of December 31, 2012 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

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

10.31	Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed herewith).
10.32	Amendment dated October 31, 2012 to the Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed herewith).
10.33	John Hunter Separation Agreement (filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the period ended June 30, 2013).
10.34	James J Cotter, Jr. Employment Agreement (filed as Exhibit 10.2 to the Company’s report on Form 10-Q for the period ended June 30, 2013).
21	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP (filed herewith).
23.2	Consent of Independent Auditors, KPMG (filed herewith).

31.1	Certification of Principal Executive Officer dated March 7, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer dated March 7, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer dated March 7, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer dated March 7, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 7, 2014	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 7, 2014
James J. Cotter

/s/ Andrzej Matyczynski	Principal Financial and Accounting Officer	March 7, 2014
Andrzej Matyczynski

/s/ Guy W. Adams	Director	March 7, 2014
Guy Adams

/s/ Ellen M. Cotter	Director	March 7, 2014
Ellen Cotter

/s/ James J. Cotter, Jr.	Director	March 7, 2014
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 7, 2014
Margaret Cotter

/s/ William D. Gould	Director	March 7, 2014
William D. Gould

/s/ Edward L. Kane	Director	March 7, 2014
Edward L Kane

/s/ Douglas J. McEachern	Director	March 7, 2014
Douglas J. McEachern

/s/ Tim Storey	Director	March 7, 2014
Tim Storey

/s/ Alfred Villaseñor	Director	March 7, 2014
Alfred Villaseñor

CERTIFICATIONS

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Cotter, certify that:

1)	I have reviewed this Form 10-K of Reading International, Inc.;
2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ James J. Cotter

James J. Cotter

Chief Executive Officer

March 7, 2014

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrzej Matyczynski, certify that:

1)	I have reviewed this Form 10-K of Reading International, Inc.;
2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Andrzej Matyczynski

Andrzej Matyczynski

Chief Financial Officer

March 7, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the accompanying Annual Report of Reading International, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2013 (the “Report”), I, James J. Cotter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James J. Cotter

James J. Cotter

Chief Executive Officer

March 7, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the accompanying Annual Report of Reading International, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2013 (the “Report”), I, Andrzej Matyczynski, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Andrzej Matyczynski

Andrzej Matyczynski

Chief Financial Officer

March 7, 2014