Form 10-Q
period 2014-03-31
READING INTERNATIONAL INC
filed 2014-05-12
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2014, there were 22,015,738 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(U.S. dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$33,594	$37,696
Receivables	7,979	9,087
Inventory	753	941
Investment in marketable securities	58	55
Restricted cash	783	782
Deferred tax asset	3,526	3,273
Prepaid and other current assets	3,059	3,283
Total current assets	49,752	55,117

Operating property, net	194,490	191,660
Land held for sale	11,479	11,052
Investment and development property, net	77,309	74,230
Investment in unconsolidated joint ventures and entities	7,112	6,735
Investment in Reading International Trust I	838	838
Goodwill	22,869	22,159
Intangible assets, net	12,930	13,440
Deferred tax asset, net	4,717	5,566
Other assets	5,899	6,010
Total assets	$387,395	$386,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$15,589	$18,608
Film rent payable	5,696	6,438
Notes payable – current	99,096	75,538
Taxes payable - current	3,480	8,308
Deferred current revenue	11,104	11,864
Other current liabilities	6,198	6,155
Total current liabilities	141,163	126,911

Notes payable – long-term	41,903	65,009
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	12,890	12,478
Other liabilities	34,287	32,749
Total liabilities	258,156	265,060
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,379,908 issued and 22,015,738 outstanding at March 31, 2014 and 32,254,199
issued and 21,890,029 outstanding at December 31, 2013	225	225
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at March 31, 2014 and at December 31, 2013	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2014 and December 31, 2013	--	--
Additional paid-in capital	137,852	137,849
Accumulated deficit	(58,167)	(57,952)
Treasury shares	(4,512)	(4,512)
Accumulated other comprehensive income	49,291	41,515
Total Reading International, Inc. stockholders’ equity	124,704	117,140
Noncontrolling interests	4,535	4,607
Total stockholders’ equity	129,239	121,747
Total liabilities and stockholders’ equity	$387,395	$386,807

          See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Operating revenue
Cinema	$53,424	$54,770
Real estate	4,629	4,797
Total operating revenue	58,053	59,567

Operating expense
Cinema	43,790	46,035
Real estate	2,975	2,669
Depreciation and amortization	3,805	3,990
General and administrative	4,902	4,339
Total operating expense	55,472	57,033

Operating income	2,581	2,534

Interest income	79	49
Interest expense	(2,376)	(2,722)
Loss on sale of assets	--	(7)
Other income	744	16
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	1,028	(130)
Income tax (expense)	(1,592)	(889)
Loss before equity earnings of unconsolidated joint ventures and entities	(564)	(1,019)
Equity earnings of unconsolidated joint ventures and entities	310	347
Net loss	$(254)	$(672)
Net loss attributable to noncontrolling interests	39	4
Net loss attributable to Reading International, Inc. common shareholders	$(215)	$(668)

Basic loss per common share attributable to Reading International, Inc. shareholders:
Loss from continuing operations	$(0.01)	$(0.03)
Basic loss per share attributable to Reading International, Inc. shareholders	$(0.01)	$(0.03)

Diluted loss per common share attributable to Reading International, Inc. shareholders:
Loss from continuing operations	$(0.01)	$(0.03)
Diluted loss per share attributable to Reading International, Inc. shareholders	$(0.01)	$(0.03)
Weighted average number of shares outstanding–basic	23,490,563	23,263,010
Weighted average number of shares outstanding–diluted	23,490,563	23,263,010

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(254)	$(672)
Foreign currency translation gain	7,620	1,012
Unrealized gain (loss) on available for sale investments	1	(1)
Amortization of pension prior service costs	236	165
Comprehensive income	7,603	504
Net loss attributable to noncontrolling interests	39	4
Comprehensive loss attributable to noncontrolling interests	(82)	--
Comprehensive income attributable to Reading International, Inc.	$7,560	$508

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(254)	$(672)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) recognized on foreign currency transactions	(45)	--
Equity earnings of unconsolidated joint ventures and entities	(310)	(347)
Distributions of earnings from unconsolidated joint ventures and entities	388	229
Loss on sale of assets	--	7
Change in net deferred tax assets	909	206
Depreciation and amortization	3,805	3,990
Amortization of prior service costs	235	165
Amortization of above and below market leases	103	92
Amortization of deferred financing costs	204	283
Amortization of straight-line rent	21	237
Stock based compensation expense	34	57
Changes in assets and liabilities:
Decrease in receivables	1,333	252
(Increase) decrease in prepaid and other assets	525	(209)
Decrease in accounts payable and accrued expenses	(3,340)	(2,131)
Increase (decrease) in film rent payable	(832)	213
Decrease in taxes payable	(4,380)	(1,305)
Increase (decrease) in deferred revenue and other liabilities	549	(1,517)
Net cash used in operating activities	(1,055)	(450)
Investing Activities
Purchases of and additions to property and equipment	(633)	(1,485)
Change in restricted cash	9	1,668
Proceeds from notes receivable	--	1,800
Distributions of investment in unconsolidated joint ventures and entities	--	59
Proceeds of time deposits	--	8,000
Net cash provided by (used in) investing activities	(624)	10,042
Financing Activities
Repayment of long-term borrowings	(936)	(689)
Proceeds from borrowings	--	5,000
Capitalized borrowing costs	--	(150)
Noncontrolling interest distributions	(54)	(1,811)
Net cash provided by (used in) financing activities	(990)	2,350
Effect of exchange rate on cash	(1,434)	305

Increase (decrease) in cash and cash equivalents	(4,102)	12,247
Cash and cash equivalents at the beginning of the period	37,696	38,531
Cash and cash equivalents at the end of the period	$33,594	$50,778
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$2,377	$2,895
Income taxes	2,451	2,446

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2014

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2014 (the “March Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2014 Quarter”) months ended March 31, 2014 and the three (“2013 Quarter”) months ended March 31, 2013.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of March 31, 2014 and the results of our operations and cash flows for the three months ended March 31, 2014 and 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the entire year.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

The term of our Australian NAB Corporate Term Loan matures on June 30, 2014.  Accordingly, the outstanding balance of this debt of $56.8 million (AUS$61.2 million) is classified as current on our March 31, 2014 balance sheet.  The Australian NAB Corporate Term Loan is secured by the majority of our theater and entertainment-themed retail center (“ETRC”) properties in Australia.

The term of our US Cinema 1, 2, 3 Term Loan matures on June 27, 2014.  Accordingly, the outstanding balance of this debt of $15.0 million is classified as current on our March 31, 2014 balance sheet.

Additionally, the New Zealand Westpac loan of $24.3 million (NZ $28.0 million) matures on March 31, 2015 therefore as of March 31, 2014 the loan has been reclassified to current.

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

For the abovementioned liabilities, we believe that we have the required liquidity to meet the obligations either through the extension or replacement of maturing debt or the generation of cash from our operating activities.  Together with our $33.6 million of cash and cash equivalents, we expect to meet our anticipated short-term working capital requirements for the next twelve months.

Marketable Securities

We had investments in marketable securities of $58,000 and $55,000 at March 31, 2014 and December 31, 2013, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative gain of $9,000 included in accumulated other comprehensive income at March 31, 2014.  For the three months ended March 31, 2014, our net unrealized gain (loss) on marketable securities was $1,000.  For the three months ended March 31, 2013, our net unrealized gain (loss) on marketable securities was ($1,000).  During the three months ended March 31, 2014  and 2013,  we did not buy or sell any marketable securities.

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

Accounting Pronouncements Adopted During 2014

No new pronouncements were adopted during the three months ended March 31, 2014.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity.  A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).  ASU 2014-8 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Note 2 – Equity and Stock Based Compensation

Stock-Based Compensation

During the three months ended March 31, 2014 and 2013, we issued 125,209 and 217,890, respectively, of Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants.  During the three months ended March 31, 2014, we accrued $187,500 in compensation expense associated with the vesting of executive employee stock grants. During the three months ended March 31, 2013, we accrued $188,000 in compensation expense associated with the vesting of executive employee stock grants.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock and Class B Voting Common Stock.  Currently we issue options under our 2010 Stock Incentive Plan.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2014 and 2013 there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

For the 20,000 and 20,000 options granted during the three months ended March 31, 2014 and 2013, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013
Stock option exercise price	$7.40	$5.55
Risk-free interest rate	2.88%	1.87%
Expected dividend yield	--	--
Expected option life in years	4	5
Expected volatility	30.65%	31.99%
Weighted average fair value	$2.46	$1.74

Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of $34,000 for the three months ended March 31, 2014, and $57,000 for the three months ended March 31, 2013.  At March 31, 2014, the total unrecognized estimated compensation cost related to non-vested stock options granted was $432,000, which we expect to recognize over a weighted average vesting period of 2.15 years.  For the three months ended March 31, 2014, 500 options were exercised.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2014 was $940,000 of which 68.9% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of March 31, 2014 and December 31, 2013:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding - January 1, 2013	672,350	185,100	$6.24	$9.90	546,350	185,100	$6.26	$9.90
Granted	175,000	--	$6.19	$--	--	--	--	--
Exercised	(137,500)	--	$4.00	$--	--	--	--	--
Outstanding - December 31, 2013	709,850	185,100	$6.24	$9.90	490,350	185,100	$6.85	$9.90
Granted	20,000	--	$7.40	$--	--	--	--	--
Exercised	(500)	--	$6.23	$--	--	--	--	--
Outstanding - March 31, 2014	729,350	185,100	$6.68	$9.90	510,350	185,100	$6.87	$9.90

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at March 31, 2014 and December 31, 2013 was approximately 4.46 and 4.70 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2014 and December 31, 2013 was approximately 3.42 and 3.63 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2014 and 2013, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three Months Ended March 31, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$53,424	$6,579	$(1,950)	$58,053
Operating expense	45,740	2,975	(1,950)	46,765
Depreciation and amortization	2,796	918	--	3,714
General and administrative expense	898	173	--	1,071
Segment operating income	$3,990	$2,513	$--	$6,503

Three Months Ended March 31, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$54,770	$6,710	$(1,913)	$59,567

Operating expense	47,948	2,669	(1,913)	48,704
Depreciation and amortization	2,759	1,119	--	3,878
General and administrative expense	771	120	--	891
Segment operating income	$3,292	$2,802	$--	$6,094

Reconciliation to net loss attributable to Reading International, Inc. shareholders:	2014 Quarter	2013 Quarter
Total segment operating income	$6,503	$6,094
Non-segment:
Depreciation and amortization expense	91	112
General and administrative expense	3,831	3,448
Operating income	2,581	2,534
Interest expense, net	(2,297)	(2,673)
Other income	744	16
Loss on sale of assets	--	(7)
Income tax expense	(1,592)	(889)
Equity earnings of unconsolidated joint ventures and entities	310	347
Net loss	$(254)	$(672)
Net loss attributable to noncontrolling interests	39	4
Net loss attributable to Reading International, Inc. common shareholders	$(215)	$(668)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2014, December 31, 2013, and March 31, 2013:

	U.S. Dollar
	March 31, 2014	December 31, 2013	March 31, 2013
Australian Dollar	0.9275	0.8929	1.0409
New Zealand Dollar	0.8684	0.8229	0.8360

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

	Three Months Ended March 31,
	2014	2013
Net loss from continuing operations	$(215)	$(668)
Net loss attributable to Reading International, Inc. common shareholders	(215)	(668)
Basic loss per common share attributable to Reading International, Inc. shareholders:
Loss from continuing operations	$(0.01)	$(0.03)
Basic loss per share attributable to Reading International, Inc. shareholders	$(0.01)	$(0.03)
Diluted loss per common share attributable to Reading International, Inc. shareholders:
Loss from continuing operations	$(0.01)	$(0.03)
Diluted loss per share attributable to Reading International, Inc. shareholders	$(0.01)	$(0.03)
Weighted average shares of common stock – basic	23,490,563	23,263,010
Weighted average shares of common stock – diluted	23,490,563	23,263,010

For the three months ended March 31, 2014, the weighted average common stock–diluted excluded 240,643 of common stock compensation and in-the-money incremental stock options and for 2013, the weighted average common stock – diluted excluded 243,787 of common stock compensation and in-the-money incremental stock options.  In addition, 799,516 of out-of-the-money stock options were excluded from the computation of diluted loss per share for the three months ended March 31, 2014, and 758,872 of out-of-the-money stock options were excluded from the computation of diluted loss per share for the three months ended March 31, 2013.

Note 6 – Property and Equipment

Operating Property, net

As of March 31, 2014 and December 31, 2013, property associated with our operating activities  summarized as follows (dollars in thousands):

Operating Property	March 31, 2014	December 31, 2013
Land	$67,039	$65,578
Building and improvements	127,899	123,061
Leasehold interests	47,603	46,330
Fixtures and equipment	109,546	106,099
Total cost	352,087	341,068
Less: accumulated depreciation	(157,597)	(149,408)
Operating property, net	$194,490	$191,660

Depreciation expense for operating property was $3.5 million for the three months ended March 31, 2014,  and $3.1 million for the three months ended March 31, 2013.

Land Held for Sale

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell our Moonee Ponds property for a sale price of AUS$23.0 million payable in full upon closing of that transaction on April 16, 2015.  The property has a book value of $11.5 million (AUS $12.4 million) and while the transaction was treated as a sale for tax purposes, it does not qualify as a sale under US GAAP until the close of the transaction on April 16, 2015.

Investment and Development Property, net

As of March 31, 2014 and December 31, 2013, our investment and development property is summarized as follows (dollars in thousands):

Investment and Development Property	March 31, 2014	December 31, 2013
Land	$60,231	$59,550
Construction-in-progress (including capitalized interest)	17,078	14,680
Investment and development property	$77,309	$74,230

At the beginning of 2010, we curtailed our development activities with respect to our non-operating properties and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three months ended March 31, 2014 or 2013.   We are currently pursuing the redevelopment of our Union Square and Cinemas 1,2,3 properties.  Our non-operating development properties include 50.6 acre Burwood property, our 64 acre Manukau property and our 202 acre Coachella property.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of March 31, 2014 and December 31, 2013, included the following (dollars in thousands):

	Interest	March 31, 2014	December 31, 2013
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,801	1,571
205-209 East 57th Street Associates, LLC	25.0%	--	--
Mt. Gravatt	33.3%	5,311	5,164
Total investments		$7,112	$6,735

For the three months ended March 31, 2014 and March 31, 2013, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Rialto Distribution	$--	$21
Rialto Cinemas	138	27
205-209 East 57th Street Associates, LLC	--	(1)
Mt. Gravatt	172	300
Total equity earnings	$310	$347

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of each year of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2014 Quarter.  As of March 31, 2014 and December 31, 2013, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2013	$16,935	$5,224	$22,159
Foreign currency translation adjustment	710	--	710
Balance at March 31, 2014	$17,645	$5,224	$22,869

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three months ended March 31, 2014, the amortization expense of intangibles totaled $571,000 and, for the three months ended March 31, 2013, the amortization expense of intangibles totaled $578,000.  The accumulated amortization of intangibles includes $228,000 and $259,000 of the amortization of acquired leases which are recorded in operating expense for the three months ended March 31, 2014 and 2013, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2014	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,282	$7,254	$458	$31,994
Less: Accumulated amortization	14,986	3,620	458	19,064
Total, net	$9,296	$3,634	$--	$12,930

As of December 31, 2013	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,223	$7,254	$455	$31,932
Less: Accumulated amortization	14,520	3,517	455	18,492
Total, net	$9,703	$3,737	$--	$13,440

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Prepaid and other current assets
Prepaid expenses	$692	$1,079
Prepaid taxes	740	623
Prepaid rent	1,256	1,210
Deposits	368	368
Other	3	3
Total prepaid and other current assets	$3,059	$3,283

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	140	144
Deferred financing costs, net	1,631	1,833
Interest rate cap at fair value	75	75
Tenant inducement asset	514	512
Straight-line rent asset	2,404	2,310
Other	1	2
Total non-current assets	$5,899	$6,010

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated income before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Expected tax provision	$482	$77
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	(292)	4
Foreign tax provision	955	233
Foreign withholding tax provision	142	268
Tax effect of foreign tax rates on current income	(97)	(8)
State and local tax provision	162	64
Tax/audit litigation settlement	240	251
Actual tax provision	$1,592	$889

Pursuant to FASB ASC 740-10 – Income Taxes (“FASB ASC 740-10”), a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New

Zealand consolidated group of subsidiaries as of March 31, 2014.  We have provided $400,000 in withholding tax expense in relation to those earnings. We believe the U.S. tax impact of a dividend from our Australian and New Zealand subsidiaries, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of March 31, 2014.

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

We have accrued $16.4 million in total tax liabilities as of March 31, 2014, of which $3.5 million has been classified as taxes payable – current and $12.9 million have been classified as taxes payable – long-term.  As part of current tax liabilities, we have accrued $3.5 million in connection with the negotiated Tax Court judgment, dated January 6, 2011, implementing our agreement with the IRS as to the final disposition of the 1996 tax litigation matter.  We believe that the $16.4 million represents an adequate provision for our income and other tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“FASB ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending March 31, 2014 and December 31, 2013, and December 31, 2012 (dollars in thousands):

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Unrecognized tax benefits – gross beginning balance	$2,160	$2,171	$1,974
Gross increases – prior period tax provisions	194	(11)	197
Unrecognized tax benefits – gross ending balance	$2,354	$2,160	$2,171

For the three months ended March 31, 2014, we recorded a change of approximately $194,000 to our gross unrecognized tax benefits.  The net tax balance is approximately $2.4 million, of which $1.3 million would impact the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, we estimate that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 million to $1.5 million.  The reasons for such changes include but are not limited to tax positions expected to be taken during the next twelve months, reevaluation of current uncertain tax positions, expiring statutes of limitations, and interest related to the “Tax Audit/Litigation” settlement which occurred January 6, 2011.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in U.S. states and possessions, and income tax in Australia and New Zealand. Generally, changes to our U.S. federal and most state income tax returns for the calendar year 2009 and earlier are barred by statutes of limitations.

Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand for calendar year 2008 and afterward generally remain open for examination as of March 31, 2014.

Note 11 – Notes Payable

Name of Note Payable or Security	March 31, 2014 Interest Rates	December 31, 2013 Interest Rates	Maturity Date	March 31, 2014 Balance	December 31, 2013 Balance
Trust Preferred Securities	4.24%	4.24%	April 30, 2027	$27,914	$27,914
Australian NAB Corporate Term Loan	5.10%	5.09%	June 30, 2014	56,809	56,699
Australian NAB Corporate Revolver	5.10%	5.09%	June 30, 2014	--	--
Australian Shopping Center Loans	--	--	November 1, 2014	93	89
New Zealand Corporate Credit Facility	5.10%	4.80%	March 31, 2015	24,315	23,041
US Bank of America Revolver	2.65%	2.67%	October 31, 2017	30,625	31,500
US Bank of America Line of Credit	3.15%	3.17%	October 31, 2017	--	--
US Cinema 1, 2, 3 Term Loan	5.16%	5.21%	June 27, 2014	15,000	15,000
US Minetta & Orpheum Theatres Loan	2.90%	2.91%	June 1, 2018	7,500	7,500
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,656	6,717
Total				$168,912	$168,460

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for both our Australian NAB Corporate Credit Facility (“NAB Loan”) and our U.S. Bank of America Revolver (“BofA Revolver”), we have entered into interest rate swap agreements for all or part of these facilities.  The loan agreement together with the swap results in us paying a total fixed interest rate of 7.90%  (5.50% swap contract rate plus a 2.40% margin under the loan) for our NAB Loan and a total fixed interest rate of 5.20%  (1.20% swap contract rate plus a 4.0% margin under the loan) for our BofA Revolver instead of the above indicated 5.10% and 2.65%, respectively, which are the obligatorily disclosed loan rates.  Additionally, on June 3, 2013, we entered into a new swap agreement for our BofA Revolver which will take effect on December 31, 2014 (see Note 16 – Derivative Instruments).

Notes Payable Refinancing and Payoff

Australian NAB Corporate Term Loan and Revolver

On June 30, 2014 NAB Corporate Term Loan of $56.8 million will come due.  We are currently working on a refinancing for this particular loan prior to its repayment date.

New Zealand Corporate Credit Facility

The New Zealand bank loan comes due for repayment on March 31, 2015.  As a result for the 2014 Quarter, this loan has been reclassified as a short term liability.

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

US Cinema 1, 2, 3 Term Loan

On March 20, 2013, pursuant to the loan agreement, we extended the term of our $15.0 million US Cinema 1, 2, 3 Term Loan by one year to June 27, 2014 for a renewal fee of $150,000.

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

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	246	246
Other	52	9
Other current liabilities	$6,198	$6,155
Other liabilities
Foreign withholding taxes	$6,815	$6,748
Straight-line rent liability	9,304	9,259
Environmental reserve	1,656	1,656
Accrued pension	8,209	8,527
Interest rate swap	3,094	3,288
Acquired leases	1,359	1,797
Other payable	847	875
Other	3,003	599
Other liabilities	$34,287	$32,749

Included in our other liabilities are accrued pension costs of $8.2 million at March 31, 2014.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three months ended March 31, 2014 and 2013.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for any expected return on the plan assets.  For the three months ended March 31, 2014, we recognized $82,000 respectively, of interest cost and $236,000 of amortized prior service cost.  For the three months ended March 31, 2013, we recognized $146,000 of interest cost and $165,000 of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $695,000 and $634,000 as of March 31, 2014 and December 31, 2013.  Our share of unconsolidated debt, based on our ownership percentage, was $232,000 and $211,000 as of March 31, 2014 and December 31, 2013.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	Australia Country Cimemas Pty Ltd. (“ACC”) 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC 50% noncontrolling membership interest owned by Mr. James J. Cotter, Sr.; and
•	Sutton Hill Properties, LLC 25% noncontrolling interest owned by Sutton Hill Capital, LLC.

The components of noncontrolling interests are as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Australian Country Cinemas	$503	$532
Shadow View Land and Farming LLC	1,844	1,862
Sutton Hill Properties ("SHP")	2,188	2,213
Noncontrolling interests in consolidated subsidiaries	$4,535	$4,607

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
AFC LLC	$--	$104
Australian Country Cinemas	5	--
Shadow View Land and Farming LLC	(19)	(9)
Sutton Hill Properties	(25)	(99)
Net loss attributable to noncontrolling interest	$(39)	$(4)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2014	$117,140	$4,607	$121,747
Net loss	(215)	(39)	(254)
Increase in additional paid in capital	4	102	106
Distributions to noncontrolling stockholders	--	(54)	(54)
Accumulated other comprehensive income (loss)	7,774	(81)	7,693
Equity at – March 31, 2014	$124,703	$4,535	$129,239

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2013	$126,856	$4,098	$130,954
Net loss	(668)	(4)	(672)
Increase in additional paid in capital	57	--	57
Distributions to noncontrolling stockholders	--	(1,811)	(1,811)
Accumulated other comprehensive income	1,175	--	1,175
Equity at – March 31, 2013	$127,420	$2,283	$129,703

Note 15 – Common Stock

Common Stock Issuance

During the three months ended March 31, 2014 and 2013, we issued 125,209 and 217,890, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grants.

Note 16 – Derivative Instruments

As more fully described in our 2013 Annual Report, we are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of interest rate swaps or fix the maximum variable rate with an interest rate cap.  For an explanation of the impact of swaps on our interest paid for the periods presented, see Note 11 – Notes Payable.

As part of our US Minetta and Orpheum Theatres Loan, we entered into a five year LIBOR rate cap of 4.00% with a loan margin of 2.75%.  See Note 11 – Notes Payable. Additionally, on June 3, 2013, we entered into a new swap agreement for our BofA Revolver which will take effect on December 31, 2014 with a pay fixed rate of 1.15% and an expiration date of October 31, 2017.

The following table sets forth the terms of our interest rate swap and cap derivative instruments at March 31, 2014:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$67,250,000	5.500%	2.703%	June 30, 2016
Interest rate swap	$27,913,000	1.200%	0.234%	October 31, 2017
Interest rate swap	$31,500,000	1.150%	0.153%	October 31, 2017

Interest rate cap	$7,500,000	4.000%	0.000%	June 1, 2018

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $194,000 for the three months ended March 31, 2014, and an decrease of  $761,000 for the three months ended March 31, 2013.  At March 31, 2014 and December 31, 2013, we recorded as other long-term liabilities the fair market value of our interest rate swaps and cap of $3.1 million and $3.3 million, respectively.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

As of March 31, 2014 and December 31, 2013, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap and cap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our counterparties and us.  However, as of March 31, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap and cap derivative instruments is described in Note 16 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended March 31, 2014.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Investment in marketable securities	1	$58	$55	$58	$55
Interest rate cap asset	2	$75	$75	$75	$75
Interest rate swaps and cap liability	2	$3,094	$3,288	$3,094	$3,288

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Notes payable	3	$140,999	$140,547	$120,450	$121,411
Subordinated debt	3	$27,913	$27,913	$10,821	$11,067

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

Note 18 – Subsequent Event

We have entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of AUS$65.0 million (US$59.1 million).  The contract is not subject to any due diligence or board approval conditions, and it is currently anticipated that the sale will close on or before May 23, 2014.  The buyer’s performance is guaranteed by Australand Holdings Limited.

Reading will receive AUS$6.5 million (US$5.9 million) on the closing.  The balance of the purchase price is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sale price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.

Our book basis in the property is AUS$52.1 million (US$47.4 million).  However, this figure includes (i) a capitalized allocation of AUS$11.3 million (US$10.3 million) of our aggregate interest expense during the period we held the property and (ii) an AUS$12.0 million (US$10.9 million) upward mark to market revaluation in connection with a 2001 merger transaction.  Netting out this interest allocation and this merger mark-to-market revaluation, our investment in the property totals AUS$28.8 million (US$26.2 million).

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

Cinema Activities

We continue to consider opportunities to expand our cinema operations while continuing to cull those cinema assets which are underperforming or have unacceptable risk profiles on a go forward basis. On April 17, 2014 we entered into a lease for a new multi-plex Angelika style art cinema to be built in the Union Market area of Washington D.C.  On December 31, 2013 we acquired ownership of the Plano cinema in Plano, Texas, a cinema that we have been managing for approximately 10 years, but did not own.  Also, we have taken over and are in the process of refurbishing and upgrading a 5-screen cinema in Dunedin, New Zealand.  The Dunedin cinema was under lease to Hoyts at the time we acquired the property in June 2007.  We are actively working on refitting this cinema in order to open it under the Reading brand in the 3rd quarter 2014.

Real Estate Activities

Although to date we have curtailed our real estate development activities with respect to our non-operating real estate assets,  we are in the predevelopment stage on certain of our Manhattan U.S. properties and we remain opportunistic in our acquisitions of both cinema and real estate assets. The market for New York City property has continued to strengthen, with comparable sales being reported in the range of $1,100 per buildable square foot. Also, we are continuing to pursue and perfect entitlements to our 64 acre property in Manukau, New Zealand and our 202 acre property in Coachella, California. Our business plan is to continue with the build-out of our existing operating properties, such as our Wellington, New Zealand site, and our Newmarket,  Australia site, and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.  In addition, we may sell all or portions of our properties in order to provide liquidity for other projects. We have entered into a contract to sell our property in Moonee Ponds, Australia, which is scheduled to close next year. Finally, we will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

Financing Activities

We have continued to pay down debt, by retiring some of our highest interest rate liabilities.  Since the first quarter of 2013, we have reduced our debt by $32.4 million and have reduced our quarterly net interest expense from $2.7 million to $2.3 million, a reduction of 14 percent.  We are in the process of renegotiating our major credit facilities in Australia and New Zealand and while no assurance can be given, we believe that we will be able to improve the terms of these facilities.

Results of Operations

At March 31, 2014, we owned and operated 52 cinemas with 434 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinemas with 4 screens.  Regarding our real estate, during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional six parcels aggregating approximately 126 acres located principally in urbanized areas of Australia and New Zealand, and (v) owned 50% of a 202-acre property which is zoned for the development of up to 816 single-family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

The tables below summarize the results of operations for each of our principal business segments for the three (“2014 Quarter”) months ended March 31, 2014 and the three (“2013 Quarter”) months ended March 31, 2013, respectively (dollars in thousands):

Three Months Ended March 31, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$53,424	$6,579	$(1,950)	$58,053
Operating expense	45,740	2,975	(1,950)	46,765
Depreciation and amortization	2,796	918	--	3,714
General and administrative expense	898	173	--	1,071
Segment operating income	$3,990	$2,513	$--	$6,503

Three Months Ended March 31, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$54,770	$6,710	$(1,913)	$59,567
Operating expense	47,948	2,669	(1,913)	48,704
Depreciation and amortization	2,759	1,119	--	3,878
General and administrative expense	771	120	--	891
Segment operating income	$3,292	$2,802	$--	$6,094

Reconciliation to net loss attributable to Reading International, Inc. shareholders:	2014 Quarter	2013 Quarter
Total segment operating income	$6,503	$6,094
Non-segment:
Depreciation and amortization expense	91	112
General and administrative expense	3,831	3,448
Operating income	2,581	2,534
Interest expense, net	(2,297)	(2,673)
Other income	744	16
Loss on sale of assets	--	(7)

Income tax expense	(1,592)	(889)
Equity earnings of unconsolidated joint ventures and entities	310	347
Net loss	$(254)	$(672)
Net loss attributable to noncontrolling interests	39	4
Net Loss attributable to Reading International, Inc. common shareholders	$(215)	$(668)

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 52 cinema complexes with 434 screens during the 2014 Quarter and of 51 cinema complexes with 433 screens during the 2013 Quarter. The following tables detail our cinema exhibition segment operating results for the three months ended March 31, 2014 and 2013, respectively (dollars in thousands):

Three Months Ended March 31, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$19,299	$13,233	$3,118	$35,650
Concessions revenue	8,087	5,228	1,260	14,575
Advertising and other revenue	1,516	1,477	206	3,199
Total revenue	28,902	19,938	4,584	53,424

Film rent and advertising cost	9,947	5,868	1,300	17,115
Concession cost	1,386	1,088	335	2,809
Occupancy expense	6,282	4,335	983	11,600
Other operating expense	8,009	5,006	1,201	14,216
Total operating expense	25,624	16,297	3,819	45,740

Depreciation and amortization	1,396	1,126	274	2,796
General and administrative expense	656	241	--	897
Segment operating income	$1,226	$2,274	$491	$3,990

Operating Data as a Percentage of Revenue for Year Ended March 31, 2014	United States	Australia	New Zealand	Total
Admissions revenue	66.8%	66.4%	68.0%	66.7%
Concessions revenue	28.0%	26.2%	27.5%	27.3%
Advertising and other revenue	5.2%	7.4%	4.5%	6.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	51.5%	44.3%	41.7%	48.0%
Concession cost	17.1%	20.8%	26.6%	19.3%

Occupancy expense	21.7%	21.7%	21.4%	21.7%
Other operating expense	27.7%	25.1%	26.2%	26.6%
Total operating cost and expense	88.7%	81.7%	83.3%	85.6%
Depreciation and amortization	4.8%	5.6%	6.0%	5.2%
General and administrative expense	2.3%	1.2%	0.0%	1.7%
Segment operating income	4.2%	11.4%	10.7%	7.5%

Three Months Ended March 31, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$18,047	$16,003	$3,468	$37,518
Concessions revenue	7,419	5,734	1,206	14,359
Advertising and other revenue	1,358	1,315	220	2,893
Total revenue	26,824	23,052	4,894	54,770

Cinema cost	8,641	6,898	1,458	16,997
Concession cost	1,285	1,175	315	2,775
Occupancy expense	6,519	4,792	954	12,265
Other operating expense	7,896	6,502	1,513	15,911
Total operating expense	24,341	19,367	4,240	47,948

Depreciation and amortization	1,618	844	297	2,759
General and administrative expense	563	208	--	771
Segment operating income	$302	$2,633	$357	$3,292

Operating Data as a Percentage of Revenue for Year Ended March 31, 2013	United States	Australia	New Zealand	Total
Admissions revenue	67.3%	69.4%	70.9%	68.5%
Concessions revenue	27.7%	24.9%	24.6%	26.2%
Advertising and other revenue	5.1%	5.7%	4.5%	5.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	47.9%	43.1%	42.0%	45.3%
Concession cost	17.3%	20.5%	26.1%	19.3%

Occupancy expense	24.3%	20.8%	19.5%	22.4%
Other operating expense	29.4%	28.2%	30.9%	29.1%
Total operating cost and expense	90.7%	84.0%	86.6%	87.5%
Depreciation and amortization	6.0%	3.7%	6.1%	5.0%
General and administrative expense	2.1%	0.9%	0.0%	1.4%
Segment operating income	1.1%	11.4%	7.3%	6.0%
•

Cinema revenue decreased for the 2014 Quarter by $1.3 million or 2.5% compared to the same period in 2013.  The 2014 Quarter decrease was primarily due to a $3.1 million decrease in Australian cinema revenue resulting from a decrease in our Australian box office admissions.   This decrease in Australian revenue was offset by an increase in our U.S box office admission revenue of $1.3 million.

•

Operating expense decreased for the 2014 Quarter by $2.2 million or 4.6% compared to the same period in 2013.  Overall, our operating expense as a percent of gross revenue decreased from 87.5% to 85.6%.

•	Depreciation expense increased for the 2014 Quarter by $37,000 or 1.3% compared to the same period in 2013

•

General and administrative expense increased by $126,000 or 16.3% for the 2014 Quarter compared to the 2013 Quarter.  The increase in cinema general and administrative expense during the 2014 Quarter was primarily related to an increase in labor expense in our U.S. and Australian operations.

•	The Australian quarterly average exchange rate to U.S. dollar declined to 0.8974 for the 2014 Quarter from 1.0385 for the 2013 Quarter, a decrease of 13.6%. The New Zealand quarterly 27 average exchange rate to U.S. dollar climbed to 0.8370 for the 2014 Quarter from 0.8346 for the 2013 Quarter, an increase of 0.3%.  Both had an impact on the individual components of our income statement.

•

Because of the above, and driven by the aforementioned increase in revenue from the U.S.,  our cinema exhibition segment income increased for the 2014 Quarter by $698,000 or  21.2% compared to the same period in 2013.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended March 31, 2014 and 2013, respectively (dollars in thousands):

Three Months Ended March 31, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,159	$--	$--	$1,159
Property rental income	427	3,570	1,423	5,420
Total revenue	1,586	3,570	1,423	6,579

Live theater cost	531	--	--	531
Property cost	139	682	394	1,215
Occupancy expense	242	744	243	1,229
Total operating expense	912	1,426	637	2,975

Depreciation and amortization	79	613	226	918
General and administrative expense	2	156	15	173
Segment operating income	$593	$1,375	$545	$2,513

Operating Data as a Percentage of Revenue for Three Months March 31, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	73.1%			17.6%
Property rental revenue	26.9%	100.0%	100.0%	82.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	45.8%			45.8%
Property cost	32.6%	19.1%	27.7%	22.4%

Occupancy expense	15.3%	20.8%	17.1%	18.7%
Total operating cost and expense	57.5%	39.9%	44.8%	45.2%

Depreciation and amortization	5.0%	17.2%	15.9%	14.0%
General and administrative expense	0.1%	4.4%	1.1%	2.6%
Segment operating income	37.4%	38.5%	38.3%	38.2%

Three Months Ended March 31, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$594	$--	$--	$594
Property rental income	416	3,707	1,994	6,116
Total revenue	1,010	3,707	1,994	6,710

Live theater cost	339	--	--	339

Property cost	80	562	373	1,015
Occupancy expense	283	834	198	1,315
Total operating expense	702	1,396	571	2,669

Depreciation and amortization	80	703	336	1,119
General and administrative expense	2	122	(4)	120
Segment operating income	$226	$1,486	$1,091	$2,802

Operating Data as a Percentage of Revenue for Three Months March 31, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	58.8%			8.9%
Property rental revenue	41.2%	100.0%	100.0%	91.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	57.1%			57.1%
Property cost	19.2%	15.2%	18.7%	16.6%

Occupancy expense	28.0%	22.5%	9.9%	19.6%
Total operating cost and expense	69.5%	37.7%	28.6%	39.8%

Depreciation and amortization	7.9%	19.0%	16.9%	16.7%
General and administrative expense	0.2%	3.3%	-0.2%	1.8%
Segment operating income	22.4%	40.1%	54.7%	41.8%

•

Real estate revenue decreased for the 2014 Quarter by $129,000 or 1.9% compared to the same period in 2013. The Australian revenue decreased for the 2014 Quarter compared to the same period in 2013, resulting from a decrease in the value of the Australian compared to the U.S. dollar (see below).  The decrease in New Zealand revenue is primarily the result of the closure of the Courtney Central parking structure which has resulted in an estimated loss of revenue for the New Zealand operations of $2.0 million a year and the termination of the Hoyts lease at our Dunedin property. These decreases were offset by a significant increase in revenues generated by the rental income from the live theatre business which went from $594,000 in the 2013 Quarter to $1.2 million in the 2014 Quarter.

•	Operating expense for the real estate segment increased for the 2014 Quarter by $308,000 or 11.5% compared to the same period in 2013.

•

The Australian quarterly average exchange rate to U.S. dollar declined to 0.8974 for the 2014 Quarter from 1.0385 for the 2013 Quarter, a decrease of 13.6%.  The New Zealand quarterly average exchange rate to U.S. dollar climbed to 0.8370 for the 2014 Quarter from 0.8346 for the 2013 Quarter, an increase of 0.3%.  Both had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2014 Quarter by $289,000 or 10.3% compared to the same period in 2013.

Corporate

Quarterly Results

General and administrative expense increased by $383,000 for the 2014 Quarter compared to the 2013 Quarter.  The increase in general and administrative expense during the 2014 Quarter was primarily related to an increase in pension costs.

Net interest expense decreased by $376,000 million for the 2014 Quarter compared to the 2013 Quarter.  The decrease in interest expense during the 2014 Quarter resulted from an overall decrease in our worldwide debt balances and a decrease in the interest rates on our corporate loans in the U.S. and Australia. Additionally, our interest expense was lower in the 2014 Quarter due to a decrease in the fair value of our interest rate swap liabilities in 2014.

For the 2014 Quarter, our income tax expense increased by $703,000 compared to the 2013 Quarter primarily caused by an increase in pretax income in our Reading Australia operations.  No material corresponding increase in tax expense occurred for U.S. and New Zealand operations because of valuation allowances recorded against the net operating loss carryforwards of those operations.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net loss attributable to Reading International, Inc. common shareholders of $215,000 million for the 2014 Quarter compared to a net loss of $668,000 for the 2013 Quarter.  As described above, the reduction in net loss  from 2013 to 2014 was primarily from the decrease in interest expense coupled with strong cinema operating income during the 2014 Quarter.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Debt	$74,716	$34,283	$3,500	$21,000	$7,500	$--	$140,999
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	2,610	2,301	--	--	--	--	4,911
Pension liability	11	32	50	633	607	6,876	8,209
Lease obligations	19,446	32,234	28,504	25,878	22,089	60,654	188,805
Estimated interest on debt including tax debt	2,707	3,700	2,963	1,810	1,238	9,749	22,167
Total	$99,490	$72,550	$35,017	$49,321	$31,434	$105,192	$393,004

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.4 million as of March 31, 2014 primarily as a result of the settlement on January 6, 2011 of our Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $695,000 and $634,000 as of March 31, 2014 and December 31, 2013, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $232,000 and $211,000 as of March 31, 2014 and December 31, 2013, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Currently, our liquidity needs arise primarily from:

•	capital expenditure needs.
•	working capital requirements.
•	debt servicing requirements.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

The term of our Australian NAB Corporate Term Loan matures on June 30, 2014.  Accordingly, the outstanding balance of this debt of $56.8 million (AUS$61.2 million) is classified as current on our March 31, 2014 balance sheet.  The Australian NAB Corporate Term Loan is secured by the majority of our theater and entertainment-themed retail center (“ETRC”) properties in Australia.

The New Zealand bank loan comes due for repayment on March 31, 2015.  As a result for the 2014 Quarter, this loan has been reclassified as a short term liability.

Additionally, the term of our US Cinema 1, 2, 3 Term Loan matures on June 27, 2014.  Accordingly, the outstanding balance of this debt of $15.0 million is classified as current on our March 31, 2014 balance sheet.

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

For the above mentioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $33.6 million of cash and cash equivalents, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash used in operations was $1.1 million in the 2014 Quarter compared to $450,000 in the 2013 Quarter.  The year-to-year increase in cash used by operations of $635,000 was due primarily to a $813,000 increase in operational cash flows offset by a $1.4 million change in operating assets and liabilities.

Investing Activities

Cash used in investing activities for the 2014 Quarter was $ 624,000 compared to $10.0 million of cash provided from investing activities for the 2013 Quarter, a change of $10.7 million.  The $ 624,000 of cash used in investing activities for the 2014 Quarter was related to:

•	$633,000 in property enhancements to our existing properties;

The $10.0 million of cash provided by investing activities for the 2013 Quarter was related to:

•	$1.7 million change in restricted cash;
•	$8.0 million proceeds from the disposition of time deposits;
•	$1.8 million proceeds from notes receivable.

offset by:

•	$1.5 million in asset and property enhancements.

Financing Activities

Cash used in financing activities for the 2014 Quarter was $990,000 compared to $2.4 million of cash provided by financing activities for the same period in 2013 Quarter resulting in a change of $3.3 million.  The $990,000 in cash used in financing activities during the 2014 Quarter was related to:

•	$936,000 of loan repayments.

The $2.4 million in cash provided by financing activities during the 2013 Quarter was primarily related to:

•	$5.0 million of borrowing from our Bank of America line of credit;

offset by:

•	$689,000 of loan repayments; and
•	$1.8 million in noncontrolling interests’ distributions.

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

We discuss these critical accounting policies in our 2013 Annual Report and advise you to refer to that discussion.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an decrease in interest expense of $194,000 and $761,000 million during the 2014 Quarter and 2013 Quarter respectively. At March 31, 2014 and December 31, 2013, we recorded the fair market value of our interest rate swaps and cap of $3.1 million and $3.3 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

Where we are the defendants, we accrue for probable damages, which insurance may not cover, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  There have been no material changes to our litigation exposure since our 2013 Annual Report.

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

At March 31, 2014, approximately 51%  and 22% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $18.2 million in cash and cash equivalents.  At December 31, 2013, approximately 55% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $34.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $7.6 million for the three months ended March 31, 2014.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 66% and 50% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $13.0 million and $4.2 million, respectively, and the change in our quarterly net income (loss) would be $37,000 and $45,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2014 and December 31, 2013, we have recorded a cumulative unrealized foreign currency translation gain of approximately $52.8 million and $65.6 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  Taking into consideration our interest rate swaps and cap, a 1% increase or decrease in short-term interest rates would have resulted in approximately $168,000 increase or decrease in our 2014 Quarter’s interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our annual report on Form 10-K filed on March 7, 2014 with the SEC for the fiscal year ended December 31, 2013.

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

READING INTERNATIONAL, INC.

Date:May 12, 2014

By: /s/ James J. Cotter

James J. Cotter

Chief Executive Officer

Date:May 12, 2014

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

By:/s/ James J. Cotter

James J. Cotter

Chief Executive Officer

May 12, 2014

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

By:/s/ Andrzej Matyczynski

Andrzej Matyczynski

Chief Financial Officer

May 12, 2014

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Reading International, Inc. (the “Company”), for purposes of 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

•

The Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2014 as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934; and

•	The information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  May 12, 2014

/s/ James J. Cotter

Name:James J. Cotter

Title:Chief Executive Officer

/s/ Andrzej Matyczynski

Name:Andrzej Matyczynski

Title:Chief Financial Officer