Form 10-Q
period 2014-06-30
READING INTERNATIONAL INC
filed 2014-08-12
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 11, 2014, there were 22,252,416 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(U.S. dollars in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$42,647	$37,696
Receivables	10,696	9,087
Inventory	838	941
Investment in marketable securities	57	55
Restricted cash	783	782
Deferred tax asset	1,586	3,273
Prepaid and other current assets	3,693	3,283
Land held for sale	11,745	--
Total current assets	72,045	55,117

Operating property, net	195,924	191,660
Land held for sale	46,756	11,052
Investment and development property, net	31,701	74,230
Investment in unconsolidated joint ventures and entities	7,052	6,735
Investment in Reading International Trust I	838	838
Goodwill	23,026	22,159
Intangible assets, net	12,433	13,440
Deferred tax asset, net	5,590	5,566
Other assets	6,449	6,010
Total assets	$401,814	$386,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$18,079	$18,608
Film rent payable	7,920	6,438
Notes payable – current	34,791	75,538
Taxes payable - current	3,474	8,308
Deferred current revenue	11,155	11,864
Other current liabilities	6,205	6,155
Total current liabilities	81,624	126,911

Notes payable – long-term	104,234	65,009
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	12,142	12,478
Other liabilities	40,256	32,749
Total liabilities	266,169	265,060
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,456,908 issued and 21,885,238 outstanding at June 30, 2014 and 32,254,199
issued and 21,890,029 outstanding at December 31, 2013	226	225
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at June 30, 2014 and at December 31, 2013	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June30, 2014 and December 31, 2013	--	--
Additional paid-in capital	138,412	137,849
Accumulated deficit	(53,410)	(57,952)
Treasury shares	(6,307)	(4,512)
Accumulated other comprehensive income	52,073	41,515
Total Reading International, Inc. stockholders’ equity	131,009	117,140
Noncontrolling interests	4,636	4,607
Total stockholders’ equity	135,645	121,747
Total liabilities and stockholders’ equity	$401,814	$386,807

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating revenue
Cinema	$65,854	$64,659	$119,278	$119,429
Real estate	4,068	4,983	8,697	9,780
Total operating revenue	69,922	69,642	127,975	129,209

Operating expense
Cinema	49,933	51,095	93,723	97,130
Real estate	2,259	2,730	5,234	5,399
Depreciation and amortization	3,865	3,650	7,670	7,640
General and administrative	5,366	4,401	10,267	8,738
Total operating expense	61,423	61,876	116,894	118,907

Operating income	8,499	7,766	11,081	10,302

Interest income	147	199	226	248
Interest expense	(2,977)	(2,835)	(5,352)	(5,557)
Loss on sale of assets	--	--	--	(7)
Other income	646	113	1,388	128
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	6,315	5,243	7,343	5,114
Income tax (expense)	(1,842)	(1,500)	(3,435)	(2,389)
Income before equity earnings of unconsolidated joint ventures and entities	4,473	3,743	3,908	2,725
Equity earnings of unconsolidated joint ventures and entities	301	432	611	779
Net Income	$4,774	$4,175	$4,519	$3,504
Net (income) loss attributable to noncontrolling interests	(15)	(40)	23	(36)
Net income attributable to Reading International, Inc. common shareholders	$4,759	$4,135	$4,542	$3,468
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.20	$0.18	$0.19	$0.15

Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.20	$0.18	$0.19	$0.15
Weighted average number of shares outstanding–basic	23,471,776	23,344,057	23,480,429	23,305,466
Weighted average number of shares outstanding–diluted	23,775,923	23,447,250	23,784,576	23,408,659

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,774	$4,175	$4,519	$3,504
Foreign currency translation gain (loss)	2,443	(19,874)	10,064	(18,863)
Unrealized gain (loss) on available for sale investments	(1)	6	(1)	5
Amortization of pension prior service costs	235	165	471	330
Comprehensive income	7,451	(15,528)	15,053	(15,024)
Net (income) loss attributable to noncontrolling interests	(15)	(40)	23	(36)
Comprehensive income attributable to noncontrolling interests	109	71	28	72
Comprehensive income attributable to Reading International, Inc.	$7,545	$(15,497)	$15,104	$(14,988)

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$4,519	$3,504
Adjustments to reconcile net income to net cash used in operating activities:
Gain (loss) recognized on foreign currency transactions	22	33
Equity earnings of unconsolidated joint ventures and entities	(611)	(779)
Distributions of earnings from unconsolidated joint ventures and entities	623	600
Loss on sale of assets	--	7
Change in net deferred tax assets	2,094	1,007
Depreciation and amortization	7,670	7,640
Amortization of prior service costs	471	330
Amortization of above and below market leases	171	183
Amortization of deferred financing costs	114	563
Amortization of straight-line rent	(403)	406
Stock based compensation expense	68	130
Changes in assets and liabilities:
Increase in receivables	(1,237)	(569)
(Increase) decrease in prepaid and other assets	(579)	(692)
Decrease in accounts payable and accrued expenses	(1,002)	(1,600)
Increase (decrease) in film rent payable	1,317	3,492
Decrease in taxes payable	(5,193)	(2,070)
Increase (decrease) in deferred revenue and other liabilities	1,165	(2,697)
Net cash provided by operating activities	9,209	9,488
Investing Activities
Purchases of and additions to property and equipment	(3,899)	(3,424)
Change in restricted cash	19	1,657
Proceeds from notes receivable	--	2,000
Distributions of investment in unconsolidated joint ventures and entities	212	59
Deposit from sale of property	6,423	--
Proceeds of time deposits	--	8,000
Net cash provided by investing activities	2,755	8,292
Financing Activities
Repayment of long-term borrowings	(6,127)	(22,097)
Proceeds from borrowings	--	12,500
Capitalized borrowing costs	--	(103)
Repurchase of Class A Nonvoting Common Stock	(1,795)	--
Proceeds from the exercise of stock options	495	200
Noncontrolling interest contributions	125	263
Noncontrolling interest distributions	(101)	(2,016)
Net cash (used in) financing activities	(7,403)	(11,253)
Effect of exchange rate on cash	390	(2,696)

Increase (decrease) in cash and cash equivalents	4,951	3,831
Cash and cash equivalents at the beginning of the period	37,696	38,531
Cash and cash equivalents at the end of the period	$42,647	$42,362
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$5,083	$5,981
Income taxes	3,997	3,961
Non-Cash Transactions
Noncontrolling interest contribution in exchange for debt reduction - related party	$--	$2,250
Acquisition of noncontrolling interest	--	101

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2014

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2014 (the “June Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2014 Quarter”) and six (“2014 Six Months”) months ended June 30, 2014 and the three (“2013 Quarter”) and six (“2013 Six Months”) months ended June 30, 2013.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of June 30, 2014 and the results of our operations and cash flows for the three and six months ended June 30, 2014 and 2013 have been made.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the entire year.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

The term of our Union Square Theatre Term Loan matures on May 1, 2015.  Accordingly, the outstanding balance of this debt of $6.5 million has been classified as a current liability on the consolidated balance sheet as of June 30, 2014.

Additionally, the New Zealand Corporate Credit Facility matures on March 31, 2015 and as such the balance of $24.5 million (NZ$28.0 million) has been reclassified as a current liability on the consolidated balance sheet as of June 30, 2014.

While no assurances can be given that we will be successful, we currently anticipate that these loans will either be extended or replaced prior to their maturities.

Tax Settlement Liability

As indicated in our 2013 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, it is obligated to pay $290,000 per month, $3.5 million per year, in settlement of its tax liability for the tax year ended June 30, 1997.

For the above mentioned liabilities, we believe that we have the required liquidity to meet the obligations either through the extension or replacement of maturing debt or the generation of cash from our operating activities.  Together with our $42.6 million of cash and cash equivalents, we expect to meet our anticipated short-term working capital requirements for the next twelve months.

Receivables

Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets, concessions or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily made up of good and services tax (“GST”) refunded receivables from our Australian taxing authorities, management fee receivables from the managed cinemas and business interruption insurance recovery proceeds.

Marketable Securities

We had investments in marketable securities of $57,000 and $55,000 at June 30, 2014 and December 31, 2013, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative gain of $8,000 included in accumulated other comprehensive income at June 30, 2014.  For the three and six months ended June 30, 2014, our net unrealized gain (loss) on marketable securities was ($1,000) and ($1,000), respectively.  For the three and six months ended June 30, 2013, our net unrealized gain (loss) on marketable securities was $6,000 and $5,000, respectively.  During the six months ended June 30, 2014 and 2013, we did not buy or sell any marketable securities.

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

Accounting Pronouncements Adopted During 2014

No new pronouncements were adopted during the six months ended June 30, 2014.

New Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the criteria for determining which disposals can be presented as discontinued operations and modify related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and is effective for the Company as of January 1, 2015. However, all entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S resulting in a single revenue model to be applied by reporting companies under U.S. general accepted accounting principles.  Under the new model, recognition of revenues occurs when a customer obtains control of promised good or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard is effective for us beginning in the first quarter of 2017, early adoption is prohibited.  The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

Note 2 – Equity and Stock Based Compensation

Stock-Based Compensation

During the six months ended June 30, 2014 and 2013, we issued 125,209 and 217,890, respectively, of Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants.  During the three and six months ended June 30, 2014, we accrued $300,000 and $600,000, respectively, in compensation expense associated with the vesting of executive employee stock grants. During the three and six months ended June 30, 2013, we accrued $188,000 and $376,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock and Class B Voting Common Stock.  Currently we issue options under our 2010 Stock Incentive Plan.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and six months ended June 30, 2014 and 2013, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

For the 20,000 and 50,000 options granted during the six months ended June 30, 2014 and 2013, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013
Stock option exercise price	$7.40	$5.89
Risk-free interest rate	2.88%	2.26%
Expected dividend yield	--	--
Expected option life in years	4	5
Expected volatility	30.65%	31.89%
Weighted average fair value	$2.46	$1.89

Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of $ 34,000 and

$68,000 for the three and six months ended June 30, 2014, respectively, and $77,000 and $130,000 for the three and six months ended June 30, 2013, respectively.  At June 30, 2014, the total unrecognized estimated compensation cost related to non-vested stock options granted was $438,000, which we expect to recognize over a weighted average vesting period of 2.15 years.  77,500 options were exercised during the six months ended June 30, 2014 having an intrinsic value of $156,000 for which we received

$494,712 of cash and 50,000 options were exercised during the six months ended June 30, 2013 having an intrinsic value of $99,500 for which we received $200,500 of cash.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2014 was $1.4 million of which 62.0% are currently exercisable.

Pursuant to both our 1999 Stock Option Plan and our 2010 Stock Incentive Plan, all stock options expire not later than ten years of their grant date.  The aggregate total number of shares of Class A Nonvoting Common Stock and Class B Voting Common Stock authorized for issuance under our 2010 Stock Incentive Plan is 1,250,000.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options is usually between zero and four years.

We had the following stock options outstanding and exercisable as of June 30, 2014 and December 31, 2013:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding - December 31, 2013	709,850	185,100	$6.24	$9.90	490,350	185,100	$6.85	$9.90
Granted	20,000	--	$7.40	$--	--	--	--	--
Exercised	(500)	--	$6.23	$--	--	--	--	--
Outstanding - March 31, 2014	729,350	185,100	$6.68	$9.90	510,350	185,100	$6.87	$9.90
Granted	--	--		--	--	--	--	--
Exercised	(77,000)	--	6.38	$--	--	--	--	--
Outstanding - June 30, 2014	652,350	185,100	$6.53	$9.90	435,350	185,100	$6.95	$9.90

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at June 30, 2014 and December 31, 2013 was approximately 4.44 and 4.70 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2014 and December 31, 2013 was approximately 3.36 and 3.63 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three months ended June 30, 2014 and 2013, respectively.  Operating expenses include costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three Months Ended June 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$65,854	$5,782	$(1,714)	$69,922
Operating expense	51,647	2,259	(1,714)	52,192
Depreciation and amortization	2,817	956	--	3,773
General and administrative expense	1,203	260	--	1,463
Segment operating income	$10,187	$2,308	$--	$12,495

Three Months Ended June 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$64,659	$6,896	$(1,913)	$69,642
Operating expense	53,008	2,730	(1,913)	53,825
Depreciation and amortization	2,525	1,015	--	3,540
General and administrative expense	801	214	--	1,015
Segment operating income	$8,325	$2,937	$--	$11,262

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2014 Quarter	2013 Quarter
Total segment operating income	$12,495	$11,262
Non-segment:
Depreciation and amortization expense	91	110
General and administrative expense	3,903	3,386
Operating income	8,499	7,766
Interest expense, net	(2,830)	(2,636)
Other income	646	113
Income tax expense	(1,842)	(1,500)
Equity earnings of unconsolidated joint ventures and entities	301	432
Net income	$4,774	$4,175
Net (income) attributable to noncontrolling interests	(15)	(40)
Net income attributable to Reading International, Inc. common shareholders	$4,759	$4,135

The tables below summarize the results of operations for each of our principal business segments for the six months ended June 30, 2014 and 2013, respectively.  Operating expenses include costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Six Months Ended June 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$119,278	$12,361	$(3,664)	$127,975
Operating expense	97,387	5,234	(3,664)	98,957
Depreciation and amortization	5,613	1,875	--	7,488
General and administrative expense	2,101	434	--	2,535
Segment operating income	$14,177	$4,818	$--	$18,995

Six Months Ended June 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$119,429	$13,606	$(3,826)	$129,209
Operating expense	100,956	5,399	(3,826)	102,529
Depreciation and amortization	5,285	2,134	--	7,419
General and administrative expense	1,571	334	--	1,905
Segment operating income	$11,617	$5,739	$--	$17,356

Reconciliation to net income attributable	2014 Six	2013 Six
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$18,995	$17,356
Non-segment:
Depreciation and amortization expense	182	221
General and administrative expense	7,732	6,833
Operating income	11,081	10,302
Interest expense, net	(5,126)	(5,309)
Other income	1,388	128
Gain (loss) on sale of assets	--	(7)
Income tax expense	(3,435)	(2,389)
Equity earnings of unconsolidated joint ventures and entities	611	779
Loss from discontinued operations	--	--
Net income	$4,519	$3,504
Net (income) loss attributable to noncontrolling interests	23	(36)
Net income attributable to Reading International, Inc. common shareholders	$4,542	$3,468

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2014 , December 31, 2013 and June 30, 2013:

	U.S. Dollar
	June 30, 2014	December 31, 2013	June 30, 2013
Australian Dollar	0.9427	0.8929	0.9165
New Zealand Dollar	0.8755	0.8229	0.7755

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income from continuing operations	$4,759	$4,135	$4,542	$3,468
Net income attributable to Reading International, Inc. common shareholders	4,759	4,135	4,542	3,468
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.20	$0.18	$0.19	$0.15
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.20	$0.18	$0.19	$0.15
Weighted average shares of common stock – basic	23,471,776	23,344,057	23,480,429	23,305,466
Weighted average shares of common stock – diluted	23,775,923	23,447,250	23,784,576	23,408,659

For the three and six months ended June 30, 2014, the weighted average common stock – diluted included 304,147 of common stock compensation and in-the-money incremental stock options and for the three and six months ended June 30, 2013, the weighted average common stock – diluted included 103,193 of common stock compensation and in-the-money incremental stock options.  In addition, 695,946 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2014, and 741,861 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2013.

Note 6 – Property and Equipment

Operating Property, net

As of June 30, 2014 and December 31, 2013, property associated with our operating activities is summarized as follows (dollars in thousands):

Operating Property	June 30, 2014	December 31, 2013
Land	$67,517	$65,578
Building and improvements	129,225	123,061
Leasehold interests	48,975	46,330
Fixtures and equipment	112,909	106,099

Total cost	358,626	341,068
Less: accumulated depreciation	(162,702)	(149,408)
Operating property, net	$195,924	$191,660

Depreciation expense for property and equipment was $3.6 million and $7.0 million for the three and six months ended June 30, 2014, respectively, and $3.5 million and $7.1 million for the three and six months ended June 30, 2013, respectively.

Land Held for Sale – Moonee Ponds

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sale price of $21.9 million (AUS$23.0 million) payable in full upon closing of that transaction on April 16, 2015.  The property has a book value of $11.7 million (AUS $12.4 million) and while the transaction was treated as a current sale for tax purposes, it does not qualify as a sale under US GAAP until the close of the transaction on April 16, 2015.  As the scheduled closing date, is less than one year away, this asset has been listed as a current asset.

Land Held for Sale – Burwood

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $59.1 million (AUS$65.0 million).

Reading received $5.9 million (AUS$6.5 million) on the May 12, 2014 closing.  The balance of the purchase price is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sale price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.

Our book basis in the property is $46.8 million (AUS$52.1 million) and while the transaction was treated as a current sale for tax purposes, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017, or earlier depending upon whether any prepayment obligation is triggered.  The asset has been listed as a long term asset.

Investment and Development Property

As of June 30, 2014 and December 31, 2013, our investment and development property is summarized as follows (dollars in thousands):

Investment and Development Property	June 30, 2014	December 31, 2013
Land	$25,506	$59,550
Construction-in-progress (including capitalized interest)	6,195	14,680
Investment and development property	$31,701	$74,230

The decrease of $42.5 million is substantially due to the reclassification of the Burwood property costs from the Investment and Development property category to Land Held for Sale under non-current assets on the balance sheet.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of June 30, 2014 and December 31, 2013, included the following (dollars in thousands):

	Interest	June 30, 2014	December 31, 2013
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,818	1,571
205-209 East 57th Street Associates, LLC	25.0%	--	--
Mt. Gravatt	33.3%	5,234	5,164
Total investments		$7,052	$6,735

For the three and six months ended June 30, 2014 and 2013, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rialto Distribution	$13	$20	$13	$41
Rialto Cinemas	217	40	355	68
205-209 East 57th Street Associates, LLC	--	--	--	(1)
Mt. Gravatt	71	372	243	671
Total equity earnings	$301	$432	$611	$779

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2014 Quarter and 2014 Six Month period.  As of June 30, 2014 and December 31, 2013, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2013	$16,935	$5,224	$22,159
Foreign currency translation adjustment	867	--	867
Balance at June 30, 2014	$17,802	$5,224	$23,026

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three and six months ended June 30, 2014, the amortization expense of intangibles totaled $511,000 and $1.1 million, respectively, and, for the three and six months ended June 30, 2013, the amortization expense of intangibles totaled $457,000 and $1.0 million, respectively.  The accumulated amortization of intangibles includes $446,000 and $517,000 of the amortization of acquired leases which are recorded in operating expense for the six months ended June 30, 2014 and 2013, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2014	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,295	$7,254	$459	$32,008

Less: Accumulated amortization	15,393	3,723	459	19,575
Total, net	$8,902	$3,531	$--	$12,433

As of December 31, 2013	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,223	$7,254	$455	$31,932
Less: Accumulated amortization	14,520	3,517	455	18,492
Total, net	$9,703	$3,737	$--	$13,440

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Prepaid and other current assets
Prepaid expenses	$1,559	$1,079
Prepaid taxes	671	623
Prepaid rent	1,092	1,210
Deposits	368	368
Other	3	3
Total prepaid and other current assets	$3,693	$3,283

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	132	144
Deferred financing costs, net	2,172	1,833
Interest rate cap at fair value	34	75
Tenant inducement asset	526	512
Straight-line rent asset	2,451	2,310
Other	--	2
Total Other non-current assets	$6,449	$6,010

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected tax provision	$2,310	$1,951	$2,792	$2,028
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	(2,023)	(1,846)	(2,407)	(1,915)
Foreign tax provision	1,724	808	2,679	1,041
Foreign withholding tax provision	146	268	288	536
Tax effect of foreign tax rates on current income	(287)	(105)	(385)	(113)
State and local tax provision	26	173	223	237
Tax/audit litigation settlement	(54)	251	245	575
Actual tax provision	$1,842	$1,500	$3,435	$2,389

Pursuant to FASB ASC 740-10 – Income Taxes (“FASB ASC 740-10”), a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New Zealand consolidated group of subsidiaries as of June 30, 2014.  We have provided $453,000 in withholding tax expense in relation to those earnings. We believe the U.S. tax impact of a dividend from our Australian and New Zealand subsidiaries, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of June 30, 2014.

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

We have accrued $15.6 million in total tax liabilities as of June 30, 2014, of which $ 3.5 million has been classified as taxes payable-current and $12.1 million have been classified as taxes payable – long-term.  As part of current tax liabilities, we have accrued $3.5 million in connection with the settlement of the IRS claims against our subsidiary Craig Corporation relating to its 1996 tax year.  This is an obligation of Craig Corporation, and not of Reading International, Inc.  We believe that the $15.6 million represents an adequate provision for our income and other tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“FASB ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending June 30, 2014, December 31, 2013, and December 31, 2012 (dollars in thousands):

	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Unrecognized tax benefits – gross beginning balance	$2,160	$2,171	$1,974
Gross increases – prior period tax provisions	195	(11)	197
Unrecognized tax benefits – gross ending balance	$2,355	$2,160	$2,171

For the six months ended June 30, 2014, we recorded a change of approximately $195,000 to our gross unrecognized tax benefits.  The net tax balance is approximately $2.4 million, of which $1.3 million would impact the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, we estimate that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million.  The reasons for such changes include but are not limited to tax positions expected to be taken during the next twelve months, reevaluation of current uncertain tax positions, expiring statutes of limitations, and interest related to the “Tax Audit/Litigation” settlement which occurred January 6, 2011.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in U.S. states and possessions, and income tax in Australia and New Zealand. Generally, changes to our U.S. federal and most state income tax returns for the calendar year 2008 and earlier are barred by statutes of limitations.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand for calendar year 2009 and afterward generally remain open for examination as of June 30, 2014.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	June 30, 2014 Interest Rates	December 31, 2013 Interest Rates	Maturity Date	June 30, 2014 Balance	December 31, 2013 Balance
Trust Preferred Securities	4.22%	4.24%	April 30, 2027	$27,914	$27,914
Australian NAB Corporate Term Loan	5.07%	5.09%	June 30, 2019	55,619	56,699
New Zealand Corporate Credit Facility	5.50%	4.80%	March 31, 2015	24,514	23,041
US Bank of America Revolver	2.65%	2.67%	October 31, 2017	29,750	31,500
US Bank of America Line of Credit	3.15%	3.17%	October 31, 2017	--	--
US Cinema 1, 2 & 3 Term Loan	3.65%	5.21%	July 1, 2016	15,000	15,000
US Minetta & Orpheum Theatres Loan	2.90%	2.91%	June 1, 2018	7,500	7,500
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,594	6,717
Total				$166,938	$168,460

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for both our Australian NAB Corporate Credit Facility (“NAB Loan”) and our U.S. Bank of America Revolver (“BofA Revolver”), we have entered into interest rate swap agreements for all or part of these facilities.  The loan agreement together with the swap results in us paying a total fixed interest rate of 7.85%  (1.15% swap contract rate plus a 2.35% margin under the loan) for our NAB Loan and a total fixed interest rate of 5.20%  (1.20% swap contract rate plus a 4.00% margin under the loan) for our BofA Revolver instead of the above indicated 5.07% and 2.65%, respectively, which are the obligatorily disclosed loan rates.  Additionally, on June 3, 2013, we entered into a new swap agreement for our BofA Revolver which came into effect on December 31, 2013 (see Note 17 – Derivative Instruments).

Notes Payable Refinancing and Payoff

Australian NAB Corporate Term Loan and Revolver

On June 27, 2014, we refinanced our existing three-tiered credit facility with NAB.  It is comprised of (1) the Bank Bill Discount Facility with a facility limit of AUS$61.2 million, an interest rate of 2.35% above the BBSY, and amortizing at AUS$2.0 million per year;  (2) the Bill Discount Facility – Revolving with a facility limit of AUS$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion. Currently we have not drawn any of this revolver; and (3) the Bank Guarantee Facility with a facility limit of AUS$5.0 million.  All three have an expiry date of June 30, 2019.  The modification of this particular term loan was not considered to be substantial as defined by ASC 740.

New Zealand Corporate Credit Facility

The New Zealand bank loan comes due for repayment on March 31, 2015.  This loan has been classified as a short term liability on the consolidated balance sheet as of June 30, 2014.

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

US Cinema 1, 2 & 3 Term Loan

On June 26, 2014, our controlled subsidiary Sutton Hill Properties, LLC, entered into an agreement with Santander Bank, N.A, refinancing the current loan on the property and providing an additional $6.0 million for the acquisition of rights to add additional density to any redevelopment of the property (“air rights”).We replaced an existing term loan of $15.0 million which was scheduled to mature on the following day.  The new loan has a 2 year term, payable interest only, commencing June 27, 2014, all principal and unpaid interest due and payable on maturity.  The loan is collateralized by our Cinemas 1,2,3 property (including any air rights that we may acquire).  The loan has an interest rate of 3.50% over the 30-day Libor. The modification of this particular term loan was not considered to be substantial as defined by ASC 740.

US Minetta and Orpheum Theatres Loan

On May 29, 2013, we refinanced our Liberty Theaters loan with a $7.5 million loan securitized by our Minetta and Orpheum theatres, having a maturity date of June 1, 2018, and bearing an interest rate of LIBOR plus a 2.75% margin with a LIBOR rate cap of 4.00% plus the 2.75% margin.  See Note 16 – Derivative Instruments.

US Union Square Term Loan

The US Union Square Term loan comes due for repayment on May 1, 2015.  This loan has been classified as a short term liability on the consolidated balance sheet as of June 30, 2014.

US Sutton Hill Capital Note – Related Party

On June 18, 2013, we repaid our 8.25% note to Sutton Hill Capital (“SHC”) for $9.0 million. As the debtor on this note was Sutton Hill Properties, LLC, in which we have a 75% interest, the note was, in effect, paid $6.75 million by us and $2.25 million by our co-investor.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	246	246
Other	59	9
Other current liabilities	$6,205	$6,155
Other liabilities
Foreign withholding taxes	$6,882	$6,748
Straight-line rent liability	9,315	9,259
Environmental reserve	1,656	1,656
Accrued pension	7,555	8,527
Interest rate swap	3,218	3,288
Acquired leases	1,526	1,797
Other payable	847	875
Other	3,078	599
Deferred Revenue - Real Estate	6,179	--
Other liabilities	$40,256	$32,749

Included in our other liabilities are accrued pension costs of $7.6 million at June 30, 2014.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three or six months ended June 30, 2014 and 2013.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for any expected return on the plan assets.  For the three and six months ended June 30, 2014, we recognized $85,000 and $167,000, respectively, of interest cost and $235,000 and $472,000, respectively, of amortized prior service cost.  For the three and six months ended June 30, 2013, we recognized $74,000 and $165,000, respectively, of interest cost and $165,000 and $330,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $700,000 and $634,000 as of June 30, 2014 and December 31, 2013.  Our share of unconsolidated debt, based on our ownership percentage, was $233,000 and $211,000 as of June 30, 2014 and December 31, 2013.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	Australia Country Cimemas Pty Ltd. (“ACC”) 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC 50% noncontrolling membership interest owned by Mr. James J. Cotter, Sr.; and
•	Sutton Hill Properties, LLC 25% noncontrolling interest owned by Sutton Hill Capital, LLC.

The components of noncontrolling interests are as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Australian Country Cinemas	$531	$532
Shadow View Land and Farming LLC	1,835	1,862
Sutton Hill Properties ("SHP")	2,270	2,213
Noncontrolling interests in consolidated subsidiaries	$4,636	$4,607

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
AFC LLC	$--	$69	$--	$173
Australian Country Cinemas	66	48	72	48
Shadow View Land and Farming LLC	--	(6)	(28)	(15)
Sutton Hill Properties	(42)	(71)	(67)	(170)
Net income (loss) attributable to noncontrolling interest	$15	$40	$(23)	$36

On June 30, 2013 we acquired the remaining 50% interest in the Angelika Film Center LLC “AFC LLC” (the entity that holds our Angelika New York theater) that we did not own for $4.2 million.

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2014	$117,140	$4,607	$121,747
Net Income (loss)	4,542	(23)	4,519
Increase in additional paid in capital	565	--	565
Treasury stock purchased	(1,795)	--	(1,795)
Contributions from noncontrolling stockholders - SHP	--	125	125
Distributions to noncontrolling stockholders	--	(101)	(101)
Accumulated other comprehensive income	10,557	28	10,585
Equity at – June 30, 2014	$131,009	$4,636	$135,645

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2013	$126,856	$4,098	$130,954
Net Income	3,468	36	3,504
Increase in additional paid in capital	231	76	307
Contributions from noncontrolling stockholders - SHP	--	2,513	2,513
Distributions to noncontrolling stockholders	--	(2,016)	(2,016)
Accumulated other comprehensive income (loss)	(18,456)	(72)	(18,528)
Equity at – June 30, 2013	$112,099	$4,635	$116,734

Note 15 – Common Stock

Common Stock Issuance

During the six months ended June 30, 2014 and 2013, we issued 125,209 and 217,890, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grants.

Common Stock Buyback

On May 16, 2014, the Company's board of directors authorized management, at its discretion, to spend from time to time up to an aggregate of $10.0 million to acquire shares of Reading’s Common Stock. This approved stock repurchase plan supercedes and effectively cancels the program that was approved by the board on May 14, 2004 which allowed management to purchase up to 350,000 shares of Reading’s Common Stock.

The repurchase program allows Reading to repurchase its shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors.  All purchases are subject to the availability of shares at prices that are acceptable to Reading, and accordingly, no assurances can be given as to the timing or number of shares that may ultimately be acquired pursuant to this authorization.

Under this approved buyback program, the company has repurchased $1.8 million worth of common stock.  This leaves $8.2 million available for repurchase as of June 30, 2014.

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

The following table sets forth the terms of our interest rate swap and cap derivative instruments at June 30, 2014:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$65,000,000	5.500%	2.723%	June 30, 2016
Interest rate swap	$27,913,000	1.200%	0.234%	October 31, 2017
Interest rate swap	$31,500,000	1.150%	0.150%	October 31, 2017
Interest rate cap	$7,500,000	4.000%	0.000%	June 1, 2018

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $124,000 and decrease of $70,000 during the three and six months ended June 30, 2014, respectively, and a decrease of  $944,000 and $1.7 million in interest expense during the three and six months ended June 30, 2013, respectively.  At June 30, 2014 and December 31, 2013, we recorded as other long-term liabilities the fair market value of our interest rate swaps and cap of $3.2 million and $3.3 million, respectively.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

As of June 30, 2014 and December 31, 2013, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap and cap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our counterparties and us.  However, as of June 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap and cap derivative instruments is described in Note 16 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the six months ended June 30, 2014.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Investment in marketable securities	1	$57	$55	$57	$55
Interest rate cap asset	2	$34	$75	$34	$75
Interest rate swaps liability	2	$3,218	$3,288	$3,218	$3,288

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Notes payable	3	$139,025	$140,547	$119,763	$121,411
Subordinated debt	3	$27,913	$27,913	$10,583	$11,067

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

Note 18 - Subsequent Events

On August 7, 2014, James J. Cotter, Sr. advised the Company that due to health reasons, he was resigning, effective immediately, as our Company Chairman and Chief Executive Officer and as a director.  The Board of Directors has elected James J. Cotter Jr., to serve as our new Chief Executive Officer, Ellen Marie Cotter to serve as our new Chairman, and Margaret Cotter to serve as our new Vice Chairman.  Mr. James J. Cotter, Jr. will continue to serve as our President and as a director but has resigned his position as Vice Chairman.

Mr. Andrzej Matyczynski has agreed to extend his current September 1, 2014 retirement date for three months, until December 1, 2014.  During this period, he will serve as our Chief Financial Officer until a successor has been retained.  Thereafter, he will assist in the transitioning of this office.

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

Cinema Activities

We continue to consider opportunities to expand our cinema operations while continuing to cull those cinema assets which are underperforming or have unacceptable risk profiles on a go forward basis. On April 17, 2014 we entered into a lease for a new 8 screen multi-plex Angelika style art cinema to be built in the Union Market area of Washington D.C.  On June 13, 2014 we opened a temporary “pop-up” cinema to service the site during the development and construction of the permanent cinema. On December 31, 2013 we acquired ownership of the Plano cinema in Plano, Texas, a cinema that we have been managing for approximately 10 years, but did not own.  Also, we have taken over and are in the process of refurbishing and upgrading a 6-screen cinema in Dunedin, New Zealand.  The Dunedin cinema was under lease to Hoyts at the time we acquired the property in June 2007.  We are actively working on refitting this cinema in order to open it under the Reading brand in the 3rd quarter 2014. We are also refurbishing and repositioning our Carmel Mountain theater in San Diego County as a luxury “Angelika” theater.

Real Estate Activities

Although in recent periods we have focused our real estate development activities on (i) the disposition of certain assets (Moonee Ponds and Burwood) which we believe to have achieved their full potential land value, (ii) the improvement and expansion of our shopping center assets (an anchor grocery store tenancy for Wellington and a multi-plex cinema for Newmarket, (iii) the redevelopment of our Union Square and Cinemas 1,2,&3 properties in Manhattan and (iv) the procurement of land use entitlements for our landholdings in Coachella, California (202 acres) and Manukau, New Zealand (64 acres). The market for New York City property has continued to strengthen, with comparable sales being reported in the range of $1,100 per buildable square foot. Our business plan is to continue with the build-out of our existing operating properties, such as our Wellington, New Zealand site, and our Newmarket, Australia site, to redevelop our Union Square and Cinemas 1,2&3 properties, to continue to pursue the various land use entitlements needed for the development of our landholdings in New Zealand and California,  and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.  In addition, we may sell all or portions of our properties in order to provide liquidity for other projects. We have entered into a contract to sell our property in Moonee Ponds, Australia, which is to close next year and have sold our property in Burwood, Australia, the balance due of $53.2 million (AUS$58.5 million) which is scheduled to close in 2017.

Financing Activities

On June 27, 2014, we refinanced our existing three-tiered credit facility with NAB.  It is comprised of (1) the Bank Bill Discount Facility with a facility limit of AUS$61.3 million an interest rate of 2.35% above the BBSY, and amortizing at AUS$2.0 million per year;  (2) the Bill Discount Facility – Revolving with a facility limit of AUS$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion. Currently we have not drawn any of this revolver; and (3) the Bank Guarantee Facility with a facility limit of AUS$5.0 million.  All three have an expiry date of June 30, 2019.  The collateral for this facility is basically all the Australian cash flows and all of our Australian assets other than the contract rights relating to the disposition of our Burwood and Moonee Ponds properties. The proceeds of the Burwood and Moonee Ponds transactions are likewise not subject to these financing agreements and may be freely utilized by us. BBSY is the Bank Bill Swap Bid base rate for this facility, and is currently 2.65% producing current all in rates of 5.00% and 4.15% respectively for the two facilities.

On June 26, 2014, our controlled subsidiary Sutton Hill Properties, LLC, refinanced with Santander Bank, N.A, the then existing $15.0 million term loan on our Cinema 1,2&3 property.  The new loan has a 2 year term, payable interest only until maturity and includes a line of credit of $6.0 million for the acquisition of rights to add additional density to any redevelopment of the property (“air rights”). The loan has an interest rate of 3.50% over the 30-day Libor.  The unused portion of the line of credit has an interest rate of 0.25% over the 30 day Libor.  To date none of the line of credit has been drawn.

Results of Operations

At June 30, 2014, we owned and operated 52 cinemas with 434 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinemas with 4 screens.  Regarding our real estate, during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional four parcels aggregating approximately 75 acres located principally in urbanized areas of Australia and New Zealand (calculated net of our Moonee Ponds and Burwood Properties), and (v) owned 50% of a 202-acre property which is zoned for the development of up to 816 single-family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

The tables below summarize the results of operations for each of our principal business segments for the three (“2014 Quarter”) and six (“2014 Six Months”) months ended June 30, 2014 and the three (“2013 Quarter”) and six (“2013 Six Months”) months ended June 30, 2013, respectively (dollars in thousands):

Three Months Ended June 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$65,854	$5,782	$(1,714)	$69,922
Operating expense	51,647	2,259	(1,714)	52,192
Depreciation and amortization	2,817	956	--	3,773
General and administrative expense	1,203	260	--	1,463
Segment operating income	$10,187	$2,308	$--	$12,495

Three Months Ended June 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$64,659	$6,896	$(1,913)	$69,642
Operating expense	53,008	2,730	(1,913)	53,825
Depreciation and amortization	2,525	1,015	--	3,540
General and administrative expense	801	214	--	1,015
Segment operating income	$8,325	$2,937	$--	$11,262

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2014 Quarter	2013 Quarter
Total segment operating income	$12,495	$11,262
Non-segment:
Depreciation and amortization expense	91	110
General and administrative expense	3,903	3,386
Operating income	8,499	7,766
Interest expense, net	(2,830)	(2,636)
Other income	646	113
Income tax expense	(1,842)	(1,500)
Equity earnings of unconsolidated joint ventures and entities	301	432
Net income	$4,774	$4,175
Net (income) attributable to noncontrolling interests	(15)	(40)
Net income attributable to Reading International, Inc. common shareholders	$4,759	$4,135

Six Months Ended June 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$119,278	$12,361	$(3,664)	$127,975
Operating expense	97,387	5,234	(3,664)	98,957
Depreciation and amortization	5,613	1,875	--	7,488
General and administrative expense	2,101	434	--	2,535
Segment operating income	$14,177	$4,818	$--	$18,995

Six Months Ended June 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$119,429	$13,606	$(3,826)	$129,209
Operating expense	100,956	5,399	(3,826)	102,529
Depreciation and amortization	5,285	2,134	--	7,419
General and administrative expense	1,571	334	--	1,905
Segment operating income	$11,617	$5,739	$--	$17,356

Reconciliation to net income attributable	2014 Six	2013 Six
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$18,995	$17,356
Non-segment:
Depreciation and amortization expense	182	221
General and administrative expense	7,732	6,833
Operating income	11,081	10,302
Interest expense, net	(5,126)	(5,309)
Other income	1,388	128
Gain (loss) on sale of assets	--	(7)
Income tax expense	(3,435)	(2,389)
Equity earnings of unconsolidated joint ventures and entities	611	779
Loss from discontinued operations	--	--
Net income	$4,519	$3,504
Net (income) loss attributable to noncontrolling interests	23	(36)
Net income attributable to Reading International, Inc. common shareholders	$4,542	$3,468

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 52 cinema complexes with 434 screens during the 2014 Quarter and 51 cinema complexes with 433 screens during the 2013 Quarter.   The following tables detail our cinema exhibition segment operating results for the three months ended June 30, 2014 and 2013, respectively (dollars in thousands):

Three Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$21,775	$17,238	$4,576	$43,589
Concessions revenue	9,578	6,929	1,806	18,313
Advertising and other revenue	1,813	1,748	391	3,952
Total revenue	33,166	25,915	6,773	65,854

Film rent and advertising cost	11,549	8,243	2,241	22,033
Concession cost	1,686	1,303	444	3,433
Occupancy expense	5,985	4,316	1,129	11,430
Other operating expense	8,479	4,929	1,342	14,750
Total operating expense	27,699	18,791	5,156	51,646

Depreciation and amortization	1,292	1,242	283	2,817
General and administrative expense	888	284	29	1,201
Segment operating income	$3,286	$5,597	$1,304	$10,190

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	65.7%	66.5%	67.6%	66.2%
Concessions revenue	28.9%	26.7%	26.7%	27.8%
Advertising and other revenue	5.5%	6.7%	5.8%	6.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	53.0%	47.8%	49.0%	50.5%
Concession cost	17.6%	18.8%	24.6%	18.7%

Occupancy expense	18.0%	16.7%	16.7%	17.4%
Other operating expense	25.6%	19.0%	19.8%	22.4%
Total operating cost and expense	83.5%	72.5%	76.1%	78.4%
Depreciation and amortization	3.9%	4.8%	4.2%	4.3%
General and administrative expense	2.7%	1.1%	0.4%	1.8%
Segment operating income	9.9%	21.6%	19.3%	15.5%

Three Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$22,198	$17,474	$3,962	$43,634
Concessions revenue	9,665	6,648	1,487	17,800
Advertising and other revenue	1,560	1,396	269	3,225
Total revenue	33,423	25,518	5,718	64,659

Cinema cost	11,837	8,145	1,847	21,829
Concession cost	1,612	1,396	369	3,377
Occupancy expense	6,431	4,736	957	12,124
Other operating expense	8,053	6,095	1,530	15,678
Total operating expense	27,933	20,372	4,703	53,008

Depreciation and amortization	1,514	807	204	2,525
General and administrative expense	603	198	--	801
Segment operating income	$3,373	$4,141	$811	$8,325

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	66.4%	68.5%	69.3%	67.5%
Concessions revenue	28.9%	26.1%	26.0%	27.5%
Advertising and other revenue	4.7%	5.5%	4.7%	5.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	53.3%	46.6%	46.6%	50.0%
Concession cost	16.7%	21.0%	24.8%	19.0%

Occupancy expense	19.2%	18.6%	16.7%	18.8%
Other operating expense	24.1%	23.9%	26.8%	24.2%
Total operating cost and expense	83.6%	79.8%	82.2%	82.0%
Depreciation and amortization	4.5%	3.2%	3.6%	3.9%
General and administrative expense	1.8%	0.8%	0.0%	1.2%
Segment operating income	10.1%	16.2%	14.2%	12.9%
•	Cinema revenue increased for the 2014 Quarter by $1.2 million or 1.8% compared to the same period in 2013 driven by strong showings in New Zealand.

•

Operating expense decreased for the 2014 Quarter by $1.4 or 2.6% compared to the same period in 2013.  Overall, our operating expense as a percent of gross revenue decreased from 82.0% to 78.4%.  Primarily as a result of improved operating efficiencies.

•	Depreciation expense increased for the 2014 Quarter by $292,000 or 11.6% compared to the same period in 2013 due to additions of cinema assets.

•

General and administrative expense increased by $400,000 or 49.9% for the 2014 Quarter compared to the 2013 Quarter.  The increase in cinema general and administrative expense during the 2014 Quarter was primarily related to an increase in labor expense from our U.S. and Australian cinema operations from the same period in 2013.

•

The Australian quarterly average exchange rate to U.S dollar declined to 0.9328 for the 2014 Quarter from 0.9913 for the 2013 Quarter a decrease of 5.9%  The New Zealand quarterly average exchange rate to U.S dollar climbed to 0.8611 for the 2014 Quarter from 0.8211 for the 2013 Quarter, an increase of 4.9%oth had an impact on the individual components of our income statement.

•

Because of the above, and driven by an increase in Australian and New Zealand performance, cinema exhibition segment income increased for the 2014 Quarter by $1.9 million or 22.4% compared to the same period in 2013.

The following tables detail our cinema exhibition segment operating results for the six months ended June 30, 2014 and 2013, respectively (dollars in thousands):

Six Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$41,074	$30,471	$7,694	$79,239
Concessions revenue	17,665	12,157	3,066	32,888
Advertising and other revenue	3,332	3,224	595	7,151
Total revenues	62,071	45,852	11,355	119,278

Cinema cost	21,496	14,111	3,541	39,149
Concession cost	3,072	2,390	779	6,241
Occupancy expense	12,266	8,651	2,112	23,029
Other operating expense	16,488	9,937	2,543	28,968
Total operating expense	53,322	35,090	8,975	97,387

Depreciation and amortization	2,688	2,368	557	5,613
General and administrative expense	1,547	525	29	2,101
Segment operating income	$4,514	$7,869	$1,794	$14,177

Operating Data as a Percentage of Revenue for Year Ended June 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	66.2%	66.5%	67.8%	66.4%
Concessions revenue	28.5%	26.5%	27.0%	27.6%
Advertising and other revenue	5.4%	7.0%	5.2%	6.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	52.3%	46.3%	46.0%	49.4%
Concession cost	17.4%	19.7%	25.4%	19.0%

Occupancy expense	19.8%	18.9%	18.6%	19.3%
Other operating expense	26.6%	21.7%	22.4%	24.3%
Total operating cost and expense	85.9%	76.5%	79.0%	81.6%
Depreciation and amortization	4.3%	5.2%	4.9%	4.7%
General and administrative expense	2.5%	1.1%	0.3%	1.8%
Segment operating income	7.3%	17.2%	15.8%	11.9%

Six Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$40,245	$33,477	$7,430	$81,152
Concessions revenue	17,084	12,382	2,693	32,159
Advertising and other revenue	2,918	2,711	489	6,118
Total revenues	60,247	48,570	10,612	119,429

Cinema cost	20,478	15,043	3,306	38,826
Concession cost	2,896	2,571	683	6,151
Occupancy expense	12,949	9,529	1,911	24,389
Other operating expense	15,951	12,597	3,043	31,591
Total operating expense	52,274	39,739	8,943	100,956

Depreciation and amortization	3,131	1,652	502	5,285
General and administrative expense	1,166	405	--	1,571
Segment operating income	$3,676	$6,774	$1,167	$11,617

Operating Data as a Percentage of Revenue for Year Ended June 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	66.8%	68.9%	70.0%	67.9%
Concessions revenue	28.4%	25.5%	25.4%	26.9%
Advertising and other revenue	4.8%	5.6%	4.6%	5.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	50.9%	44.9%	44.5%	47.8%
Concession cost	17.0%	20.8%	25.4%	19.1%

Occupancy expense	21.5%	19.6%	18.0%	20.4%
Other operating expense	26.5%	25.9%	28.7%	26.5%
Total operating cost and expense	86.8%	81.8%	84.3%	84.5%
Depreciation and amortization	5.2%	3.4%	4.7%	4.4%
General and administrative expense	1.9%	0.8%	0.0%	1.3%
Segment operating income	6.1%	13.9%	11.0%	9.7%

•	Cinema revenue decreased for the 2014 Six Months by $151,000 or 0.1% compared to the same period in 2013.

•

Operating expense decreased for the 2014 Six Months by $3.6 million or 3.5% compared to the same period in 2013.  Overall, our operating expense as a percent of revenue decreased from 84.5% during the 2013 Six Months to 81.6% for the 2014 Six Months; a significant decrease in Australia’s operating expense as a result of improved operating efficiencies was the main driver of the decrease in operating expenses year over year.

•	Depreciation expense increased for the 2014 Six Months by $328,000 or 6.2% compared to the same period in 2013 for the same reasons noted above for the 2014 Quarter.

•	General and administrative expense increased by $530,000 or 33.7% for the 2014 Six Months compared to the 2013 Six Months for the same reasons noted above for the 2014 Quarter.

•

The Australian quarterly exchange rate to U.S. dollar declined to 0.9261 for the 2014 Six Months from 1.0149 for the 2013 Six Months, a decrease of 8.75%. The New Zealand quarterly exchange rate to U.S. dollar increased to .8491 for the 2014 Six Months from 0.8279 for the 2013 Six

Months, an increase of 2.56%. Both had an impact on the individual components of our income statement.

•

Because of the above, the cinema exhibition segment income increased for the 2014 Six Months by $2.6 million or 22.0% compared to the same period in 2013 principally related to the decrease in operating expenses.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended June 30, 2014 and 2013, respectively (dollars in thousands):

Three Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$708	$--	$--	$708
Property rental income	424	3,295	1,352	5,071
Total revenues	1,132	3,295	1,352	5,779

Live theater cost	363	--	--	363
Property cost	(218)	556	415	753
Occupancy expense	253	675	214	1,142
Total operating expense	398	1,231	629	2,258

Depreciation and amortization	86	639	231	956
General and administrative expense	17	229	15	261
Segment operating income	$631	$1,196	$477	$2,304

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	62.5%			12.3%
Property rental revenue	37.5%	100.0%	100.0%	87.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	51.3%			51.3%
Property cost	-51.4%	16.9%	30.7%	14.8%

Occupancy expense	22.3%	20.5%	15.8%	19.8%
Total operating cost and expense	35.2%	37.4%	46.5%	39.1%

Depreciation and amortization	7.6%	19.4%	17.1%	16.5%
General and administrative expense	1.5%	6.9%	1.1%	4.5%
Segment operating income	55.7%	36.3%	35.3%	39.9%

Three Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$933	$--	$--	$933
Property rental income	414	3,626	1,923	5,963
Total revenues	1,347	3,626	1,923	6,896

Live theater cost	611	--	--	611
Property cost	70	601	456	1,127
Occupancy expense	(3)	792	203	992
Total operating expense	678	1,393	659	2,730

Depreciation and amortization	77	671	267	1,015
General and administrative expense	69	118	27	214
Segment operating income	$523	$1,444	$970	$2,937

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	69.3%			13.5%
Property rental revenue	30.7%	100.0%	100.0%	86.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	65.5%			65.5%
Property cost	16.9%	16.6%	23.7%	18.9%

Occupancy expense	-0.2%	21.8%	10.6%	14.4%
Total operating cost and expense	50.3%	38.4%	34.3%	39.6%

Depreciation and amortization	5.7%	18.5%	13.9%	14.7%
General and administrative expense	5.1%	3.3%	1.4%	3.1%
Segment operating income	38.8%	39.8%	50.4%	42.6%

•

Real estate revenue decreased for the 2014 Quarter by $1.1 or 16.2% compared to the same period in 2013. The decrease in New Zealand revenue is primarily the result of the closure of the Courtney Central parking structure which has resulted in an estimated loss of revenue for the New Zealand operations of $2.0 million a year and the termination of the Hoyts lease at our Dunedin property. For the 2014 Quarter, live theatre revenues in the U.S. decreased by $225,000 from 2013 Quarter.

•

Operating expense for the real estate segment decreased for the 2014 Quarter by $472,000 or 17.3% compared to the same period in 2013.  The decrease in operating expense is attributable to the same factors as discussed above regarding the change in revenue.

•

The Australian quarterly exchange rate to U.S. dollar declined to 0.9328 for the 2014 Quarter from 0.9913 for the 2013 Quarter, a decrease of 5.90%. The New Zealand quarterly exchange rate to U.S. dollar climbed to 0.8611 for the 2014 Quarter from 0.8211 for the 2013 Quarter, an increase of 4.90%.  Both had an impact on the individual components of our income statement.

•

Real estate segment income decreased for the 2014 Quarter by $633,000 or 21.6% compared to the same period in 2013, due mainly from the reduction in operating income from Courtney Central parking structure closure.

The following tables detail our real estate segment operating results for the six months ended June 30, 2014 and 2013, respectively (dollars in thousands):

Six Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,871	$--	$--	$1,871
Property rental income	852	6,865	2,774	10,491
Total revenues	2,723	6,865	2,774	12,362

Live theater cost	898	--	--	898
Property cost	(79)	1,237	809	1,967
Occupancy expense	495	1,418	456	2,369
Total operating expense	1,314	2,655	1,265	5,234

Depreciation and amortization	165	1,252	459	1,876
General and administrative expense	22	385	28	435
Segment operating income	$1,222	$2,573	$1,022	$4,817

Operating Data as a Percentage of Revenue for the Year Ended June 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	68.7%			15.1%
Property rental revenue	31.3%	100.0%	100.0%	84.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	48.0%			48.0%
Property cost	-9.3%	18.0%	29.2%	18.7%

Occupancy expense	18.2%	20.7%	16.4%	19.2%
Total operating cost and expense	48.3%	38.7%	45.6%	42.3%

Depreciation and amortization	6.1%	18.2%	16.5%	15.2%
General and administrative expense	0.8%	5.6%	1.0%	3.5%
Segment operating income	44.9%	37.5%	36.8%	39.0%

Six Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,527	$--	$--	$1,527
Property rental income	830	7,333	3,916	12,079
Total revenues	2,357	7,333	3,916	13,606

Live theater cost	949	--	--	949
Property cost	151	1,163	830	2,143
Occupancy expense	280	1,626	401	2,307
Total operating expense	1,380	2,789	1,231	5,399

Depreciation and amortization	157	1,373	604	2,134
General and administrative expense	71	240	23	334
Segment operating income	$749	$2,931	$2,058	$5,739

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	64.8%			11.2%
Property rental revenue	35.2%	100.0%	100.0%	88.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	62.2%			62.2%
Property cost	18.1%	15.9%	21.2%	17.7%

Occupancy expense	11.9%	22.2%	10.2%	17.0%
Total operating cost and expense	58.5%	38.0%	31.4%	39.7%

Depreciation and amortization	6.7%	18.7%	15.4%	15.7%
General and administrative expense	3.0%	3.3%	0.6%	2.5%
Segment operating income	31.8%	40.0%	52.6%	42.2%
•

Real estate revenue decreased for the 2014 Six Months by $1.2 million or 9.1% compared to the same period in 2013.  The decrease in New Zealand revenue is primarily the result of the closure of the Courtney Central parking structure which has resulted in an estimated loss of revenue for the New Zealand operations of $2.0 million a year and the termination of the Hoyts lease at our Dunedin property. This was offset by an overall increase in live theatre revenue by $344,000 or 22.5% compared to the same period in 2013

•

Operating expense for the real estate segment decreased for the 2014 Six Months by $165,000 or 3.1% compared to the same period in 2013.  The decrease in operating expense during the 2013 Six Months was due to the same reasons noted above for the quarterly results.

•

The Australian quarterly exchange rate to U.S. dollar declined to 0.9261 for the 2014 Six Months from 1.0149 for the 2013 Six Months, a decrease of 8.75%. The New Zealand quarterly exchange rate to U.S. dollar increased to 0.8491 for the 2014 Six Months from 0.8279 for the 2013 Six Months, an increase of 2.56%.  Both had an impact on the individual components of our income statement.

•

 Real estate segment income decreased for the 2014 Six Months by $922,039 or 16.1% compared to the same period in 2013 from the shortfall in operating income from Courtney Central parking structure closure, offset by a decrease in operating expenses for 2014 Six Months and positive operating results from the live theater operations compared to the same period in 2013.

Corporate

Quarterly Results

General and administrative expense increased by $517,000 for the 2014 Quarter compared to the 2013 Quarter. The increase in general and administrative expense during the 2014 Quarter was primarily related to an increase in pension costs for 2014.

Net interest expense increased  slightly by $194,000 for the 2014 Quarter compared to the 2013 Quarter.   Our interest expense was marginally higher in the 2014 Quarter due to slight change in mark to market swap valuations for the quarter.

Six Months Results

General and administrative expense increased by $899,000 for the 2014 Six Months compared to the 2013 Six Months.  The increase in general and administrative expense during the 2014 Six Months was due to the same reasons noted in the quarterly results.

Net interest expense decreased by $183,000 for the 2014 Six Months compared to the 2013 Six Months.

The 2014 Six Months income tax expense increased by $1.0 million compared to the 2013 Six Months due primarily to the tax impact of the gain on sale of the Burwood Property in addition to improved pre-tax income year over year.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net income attributable to Reading International, Inc. common shareholders of $4.8 million for the 2014 Quarter compared to a net income of $4.1 million for the 2013 Quarter and a net income of $4.5 million for the 2014 Six Months compared to a net income of $3.5 million for the 2013 Six Months.  As described above, the increase in net income from 2013 to 2014 was primarily from improved efficiencies in operations of the cinema business which is reflected in the decrease in the cinema business operating expenses for the 2014 Six Months by $3.5 million or 3.6% compared to the same period in 2013.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Debt	$2,867	$36,367	$20,385	$22,885	$9,385	$47,135	$139,024
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	1,740	2,974	--	--	--	--	4,714
Pension liability	11	32	50	633	607	6,222	7,555
Lease obligations	12,964	32,234	28,504	25,878	22,089	60,654	182,323
Estimated interest on debt	1,788	5,836	4,988	4,490	3,614	10,881	31,597
Total	$19,370	$77,443	$53,927	$53,886	$35,695	$152,805	$393,126

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.4 million as of June 30, 2014 primarily as a result of the settlement on January 6, 2011 of our Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $700,000 and $634,000 as of June 30, 2014 and December 31, 2013, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $233,000 and $211,000 as of June 30, 2014 and December 31, 2013, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Currently, our liquidity needs arise primarily from:

•	capital expenditure needs;
•	working capital requirements; and
•	debt servicing requirements.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

The term of our Union Square Theatre Term Loan matures on May 1, 2015. Accordingly, the outstanding balance of this debt of $6.5 million has been classified as a current liability on the consolidated balance sheet as of June 30, 2014.

Additionally, the New Zealand Corporate Credit Facility matures on March 31, 2015 and as such the balance of $24.5 million (NZ$28.0 million) has been reclassified as a current liability on the consolidated balance sheet as of June 30, 2014.

While no assurances can be given that we will be successful, we currently anticipate that these loans will either be extended or replaced prior to their maturities.

Tax Settlement Liability

As indicated in our 2013 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, it is obligated to pay $290,000 per month, $3.5 million per year, in settlement for its tax liability for its tax year 1996.  At June 30, 2014, Craig Corporation’s remaining tax liability under this agreement was approximately $4.7 million.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $42.6 million of cash and cash equivalents, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operations was $9.2 million in the 2014 Six Months compared to $9.5 million in the 2013 Six Months. The year-to-year decrease in cash provided by operations of $279,000 was due primarily to a $1.1 million increase in operational cash flows offset by a $1.4 million change in operating assets and liabilities.

Investing Activities

Cash provided by investing activities for the 2014 Six Months was $2.8 million compared to $8.3 million of cash provided by investing activities for the 2013 Six Months, a change of $5.5 million.  The $2.8 million of cash provided by investing activities for the 2014 Six Months related to:

•	$6.4 million in deposits from a sale of property; and
•	$212,000 distributions from unconsolidated JV’s and entities.

offset by

•	$3.9 million in property enhancements to our existing properties.

The $8.3 million of cash provided by investing activities for the 2013 Six Months was primarily related to:

•	$1.7 million in cash provided from restricted cash;
•	$2.0 million of proceeds from a note receivable; and
•	$8.0 million of proceeds from time deposits;

offset by

•	$3.4 million in property enhancements to our existing properties;

Financing Activities

Cash used in financing activities for the 2014 Six Months was $7.4 million compared to $11.3 million of cash used in financing activities for the same period in 2013 resulting in a change of $3.9 million.  The $7.4 million in cash used in financing activities during the 2014 Six Months was primarily related to:

•	$6.1 million of loan repayments; and
•	$1.8 million of repurchase of Class A non-voting stock.

offset by

•	$495,000 of proceeds from the exercise of stock options.

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

•	$2.0 million in noncontrolling interests’ distributions.

offset by

•	$12.5 million of new borrowing including $5.0 million from our Bank of America Revolver and $7.5 million from our new loan on the Orpheum and Minetta Lane Theatres net of $675,000 of borrowing costs;
•	$263,000 in noncontrolling interests’ contributions; and
•	$200,000 of proceeds from the exercise of stock options.

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

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S resulting in a single revenue model to be applied by reporting companies under U.S. general accepted accounting principles. The new standard is effective beginning in the first quarter of 2017. While we feel the impact of the proposed revenue recognition will have minimal impact on our business since our revenues predominantly come from movie ticket sales and concession purchases we intend to go through the analysis to ensure that we are in compliance.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $124,000 and a decrease of $70,000 during the three and six months ended June 30, 2014, respectively, and an decrease of  $944,000 and $1.7 million in interest expense during the three and six months ended June 30, 2013, respectively.  At June 30, 2014 and December 31, 2013, we recorded the fair market value of our interest rate swaps and cap of $3.2 million and $3.3 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

At June 30, 2014, approximately 52%  and 22% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $29.9 million in cash and cash equivalents.  At December 31, 2013, approximately 55% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $34.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $2.4 million and a increase of $10.1 million for the three and six months ended June 30, 2014, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 65% and 50% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $13.5 million and $4.4 million, respectively, and the change in our quarterly net income (loss) would be $298,000 and $133,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2014 and December 31, 2013, we have recorded a cumulative unrealized foreign currency translation gain of approximately $55.4 million and $65.6 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  Taking into consideration our interest rate swaps and cap, a 1% increase or decrease in short-term interest rates would have resulted in approximately $169,000 increase or decrease in our 2014 Quarter’s interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

On August 7, 2014, James J. Cotter, Sr. advised the Board of Directors that, due to health reasons, he was resigning, effective immediately, as our Company’s Chairman and Chief Executive Officer and as a director.  The Board of Directors has elected James J. Cotter, Jr. to serve as our new Chief Executive Officer, Ellen Marie Cotter to serve as our new Chairman, and Margaret Cotter to serve as our new Vice Chairman.   Mr. James J. Cotter, Jr. has resigned his position as Vice Chairman but will continue to serve as our President.

Mr. Andrzej Matyczynski has agreed to extend his current September 1, 2014 retirement date for three months, until December 1, 2014.     During this period, he will serve as our Chief Financial Officer until a successor has been retained.  Thereafter, he will assist in the transitioning of this office.

Ellen Marie Cotter, Margaret Cotter and James J. Cotter, Jr. are the children of James J. Cotter, Sr. and have advised us that they consider their interest in our Company to be a long term family asset, and that they intend to continue the Company in the direction established by their father--- as a motion picture exhibition and real estate company.

Ellen Cotter is currently the head of our Domestic Cinema Operations.  She joined our Company in 1998 and has been a director since 2013.

Margaret Cotter has been the head of our live theater operations since 2000 and a director since 2002.  She is also significantly involved in the oversight and planned development of our Cinemas 1,2&3 and Union Square properties.

James J. Cotter, Jr. was initially elected to the Board in 2002, served from 2007, until his resignation on August 7, 2014, as Vice Chairman to assume the duties of CEO, and continues to serve as the President of our Company.  Further information about Mr. Cotter, Jr.’s business history and related party transactions involving our Company and the Cotter family is set forth in our Proxy Materials filed on Schedule 14A for our 2014 Annual Meeting of Stockholders, and incorporated by reference herein.  There are no related party transactions between our company and Mr. Cotter, Jr. other than the employment contract relating to his services as President, filed as Exhibit 10.2 to our Company’s report on form 10Q for the Period ended June 30, 2013 and incorporated by reference as exhibit 10.34 to our Company’s report on form 10K for the period ended December 31, 2013.

We are advised by Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter, that they intend to recommend to the Board of Directors that, going forward, the position of Chairman be rotated among them, depending upon their respective availabilities and workloads.

Item 6 – Exhibits

    3.1             Amended Article of Incorporation

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

READING INTERNATIONAL, INC.

Date:August 11, 2014

By: /s/ James J. Cotter, Jr.

James J. Cotter, Jr.

Chief Executive Officer

Date:August 11, 2014

By: /s/ Andrzej Matyczynski

Andrzej Matyczynski

Chief Executive Officer

EXHIBIT 31.1

CERTIFICATIONS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Cotter, Jr., certify that:

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

By:/s/ James J. Cotter, Jr.

James J. Cotter, Jr.

Chief Executive Officer

August 11, 2014

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

August 11, 2014

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Reading International, Inc. (the “Company”), for purposes of 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

•

The Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2014 as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934; and

•	The information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  August 11, 2014

/s/ James J. Cotter, Jr.

Name:James J. Cotter, Jr.

Title:Chief Executive Officer

/s/ Andrzej Matyczynski

Name:Andrzej Matyczynski

Title:Chief Financial Officer

Exhibit 3.1

CERTIFICATE OF AMENDMENT AND RESTATEMENT

OF

ARTICLES OF INCORPORATION

OF

READING INTERNATIONAL, INC.

A Nevada Corporation

The undersigned hereby certifies as follows:

1. He is the duly elected and acting Secretary of Reading International, Inc., a Nevada corporation (the “Corporation”).

2. On March 7, 2013, the Board of Directors of the Corporation unanimously approved the amendment and restatement of the Corporation’s articles of incorporation (the “Articles”), pursuant to Section 78.385 of the Nevada Revised Statutes (“NRS”).

3. On May 16, 2013, upon the recommendation of the Board of Directors of the Corporation, the proposed amendment to the Articles was submitted to the stockholders of the Corporation.  The stockholders of the Corporation’s $.01 par value Class B Voting common stock (“Class B Common Stock”) were entitled to vote on the amendment, with the amendment to the Articles requiring the affirmative vote of a majority of the outstanding Class B Common Stock.  The holders of a majority of Class B Common Stock voted in favor of the amendment to Article IV to add Section 4.7, requiring the Corporation to obtain stockholder approval to engage in any transaction(s), involving the sale, issuance or potential issuance of the Corporation’s Class B Common Stock.  The Corporation, having received the approval required for the amendment, incorporates the amended provision of the Articles in the Amended and Restated Articles of Incorporation attached hereto.

4. Article IV, Capital Stock, is hereby amended to include Section 4.7, such section to read in full as follows:

4.7Certain Issuances of  Preferred Stock.   The Corporation shall not, without the approval or ratification of the holders of a majority of the outstanding shares of Class B Voting Common Stock, engage in any transaction or series of related transactions, involving the sale, issuance or potential issuance by the Corporation of shares of any class of Preferred Stock (or securities convertible into or exchangeable for shares of any class of Preferred Stock) having voting rights, other than voting rights with respect to the approval of any change in the rights, privileges or preferences of such class of Preferred Stock.

1. The Corporation’s Articles are hereby amended and restated to read in full as follows:

AMENDED AND RESTATED

ARTICLES OF INCORPORATION

OF

READING INTERNATIONAL, INC.

A NEVADA CORPORATION

ARTICLE I

NAME

The name of the corporation is Reading International, Inc. (the “Corporation”).

ARTICLE II

RESIDENT AGENT AND REGISTERED OFFICE

This section was intentionally omitted.

ARTICLE III

PURPOSE

The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the NRS.

ARTICLE IV

CAPITAL STOCK

4.1Number of Authorized Shares; Par Value.  The aggregate number of shares which the Corporation shall have authority to issue is one hundred forty million (140,000,000) shares to be designated respectively as “Class A Non-Voting Common Stock,” “Class B Voting Common Stock” and “Preferred Stock” divided as follows:

(a)	Class A Non-Voting Common Stock. The total number of authorized shares of Class A Non-Voting Common Stock shall be one hundred million (100,000,000) shares with the par value of $.01 per share.
(b)	Class B Voting Common Stock. The total number of authorized shares of Class B Voting Common Stock shall be twenty million (20,000,000) shares with the par value of $.01 per share.
(c)	Preferred Stock. The total number of authorized shares of Preferred Stock shall be twenty million (20,000,000) shares with the par value of $.01 per share.
(d)

Increase or Decrease in Authorized Shares. The total number of authorized shares of Class A Non-Voting Common Stock, Class B Voting Common Stock or Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the stock of the Corporation entitled to vote.

4.2 Class A Non-Voting Common Stock Voting Rights. Class A Non-Voting Common Stock shall have no voting rights; provided, however, that the holders of the Class A Non-Voting Common Stock will be entitled to vote as a separate class on any amendments to the Articles of Incorporation or any merger which would adversely affect their rights, privileges or preferences, or any liquidation or dissolution in which such holders would receive securities with rights, privileges or preferences less beneficial than those held by them as holders of Class A Non-Voting Common Stock.

4.3 Class B Voting Common Stock Voting Rights.  The holders of the Class B Voting  Common Stock shall be entitled to one vote per one share of Class B Voting Common Stock on all matters submitted to the stockholders of the Corporation for a vote.

4.4 Other Rights, Preferences and Privileges of Class A Non-Voting Common Stock and Class B Voting Common Stock. Except as otherwise specifically set forth herein with respect to voting, all shares of Class A Non-Voting Common Stock and Class B Voting Common Stock shall have the same rights, preferences and privileges with respect to dividends, distributions, or any liquidation or dissolution of the Corporation.

4.5 Preferred Stock. The Preferred Stock may be issued at any time or from time to time, in any one or more series, and any such series shall be comprised of such number of shares and may have such voting powers, whole or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, including liquidation preferences, as shall be stated and expressed in the resolution or resolutions of the board of directors of the Corporation, the board of directors being hereby expressly vested with such power and authority to the full extent now or hereafter permitted by law.

4.6 Certain Issuances of Class B Voting Common Stock. The Corporation shall not, without the approval or ratification of the holders of a majority of the outstanding shares of Class B Voting Common Stock, engage in any transaction, or series of related transactions, involving the sale, issuance or potential issuance by the Corporation of shares of Class B Voting Common Stock (or securities convertible into or exchangeable for shares of Class B Voting Common Stock) equal to 5% or more of the shares of Class B Voting Common Stock as of the date of such sale or issuance; provided, however, that this Section 4.6 shall not apply to the sale or issuance of shares of Class B Voting Common Stock pursuant to the exercise of stock options outstanding as of the date this Section 4.6 is made part of the Amended and Restated Articles of Incorporation of the Corporation.

4.7. Certain Issuances of Preferred Stock:  The Corporation shall not, without the approval or ratification of the holders of a majority of the outstanding shares of Class B Voting Common Stock, engage in any transaction or series of related transactions, involving the sale, issuance or potential issuance by the Corporation of shares of any class of Preferred Stock (or securities convertible into or exchangeable for shares of any class of Preferred Stock) having voting rights, other than voting rights with respect to the approval of any change in the rights, privileges or preferences of such class of Preferred Stock.

ARTICLE V

DIRECTORS

The business and affairs of the Corporation shall be managed by or under the direction of the board of directors, which initially shall consist of one director.  Provided that the Corporation has at least one director, the number of directors may at any time or times be increased or decreased as provided in the bylaws; provided, however that the number of directors shall not exceed ten.

ARTICLE VI

BYLAWS

In furtherance and not in limitation of the powers conferred upon the board of directors of the Corporation by the NRS, the board of directors shall have the power to alter, amend, change, add to and repeal, from time to time, the bylaws of the Corporation, subject to the rights of the stockholders entitled to vote with respect thereto to alter, amend, change, add to and repeal the bylaws adopted by the directors of the Corporation.

ARTICLE VII

ELECTION OF DIRECTORS

Unless the bylaws of the Corporation provide for the division of the directors into classes and except as may otherwise be provided in the bylaws of the Corporation, all directors shall be elected to hold office until their respective successors are elected and qualified, or until their earlier resignation or removal, at the annual meeting of the stockholders, whether telephonic or not, within or without the State of Nevada or by written consent and such election need not be by written ballot.

ARTICLE VIII

SALE OF ASSETS

In furtherance of the powers conferred on the stockholders of the Corporation by the NRS, the stockholders of the Corporation shall have the power to vote on any proposed sale of substantially all of the Corporation’s assets.

ARTICLE IX

AMENDMENT OF ARTICLES OF INCORPORATION

In the event the board of directors of the Corporation determines that it is in the Corporation’s best interest to amend these Articles of Incorporation, the board of directors shall adopt a resolution setting forth the proposed amendment and declaring its advisability and submit the matter to the stockholders entitled to vote thereon for the consideration thereof in accordance with the provisions of the NRS and these Articles of Incorporation.  In the resolution setting forth the proposed amendment, the board of directors may insert a provision allowing the board of directors to later abandon the amendment, without concurrence by the stockholders, after the amendment has received stockholder approval but before the amendment is filed with the Nevada Secretary of State.

ARTICLE XI

ACQUISITIONS OF CONTROLLING INTEREST

The Corporation elects not to be governed by the provisions of Chapters 78.378 to 78.3793, inclusive, of the NRS pertaining to acquisitions of controlling interest.

ARTICLE XII

COMBINATIONS WITH INTERESTED STOCKHOLDERS

The Corporation elects not to be governed by the provisions of Chapters 78.411 to 78.444, inclusive, of the NRS pertaining to combinations with interested stockholders.

ARTICLE XIII

DIRECTORS’ AND OFFICERS’ LIABILITY

A director or officer of the Corporation shall not be personally liable to this Corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, but this Article shall not eliminate or limit the liability of a director or officer for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (ii) the unlawful payment of distributions.  Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.

In Witness Whereof, the undersigned has executed this Certificate of Amendment and Restatement as of the 27th day of June, 2014.

_/s/ James J. Cotter_____________________________

James J. Cotter, Jr., President