Form 10-Q
period 2014-09-30
READING INTERNATIONAL INC
filed 2014-11-12
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2014, there were 21,885,238 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(U.S. dollars in thousands)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 40,636	$ 37,696
Receivables	8,405	9,087
Inventory	780	941
Investment in marketable securities	51	55
Restricted cash	782	782
Deferred tax asset	1,381	3,273
Prepaid and other current assets	3,957	3,283
Land held for sale	10,809	--
Total current assets	66,801	55,117
Operating property, net	185,925	191,660
Land held for sale	45,527	11,052
Investment and development property, net	26,203	74,230
Investment in unconsolidated joint ventures and entities	6,542	6,735
Investment in Reading International Trust I	838	838
Goodwill	21,538	22,159
Intangible assets, net	11,958	13,440
Deferred tax asset, net	6,273	5,566
Other assets	6,109	6,010
Total assets	$ 377,714	$ 386,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 16,785	$ 18,608
Film rent payable	6,288	6,438
Notes payable – current	31,879	75,538
Taxes payable - current	3,790	8,308
Deferred current revenue	10,561	11,864
Other current liabilities	6,102	6,155
Total current liabilities	75,405	126,911
Notes payable – long-term	99,864	65,009
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	11,826	12,478
Other liabilities	37,525	32,749
Total liabilities	252,533	265,060
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,520,508 issued and 21,885,238 outstanding at September 30, 2014 and 32,254,199
issued and 21,890,029 outstanding at December 31, 2013	226	225
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at September 30, 2014 and at December 31, 2013	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2014 and December 31, 2013	--	--
Additional paid-in capital	138,910	137,849
Accumulated deficit	(49,470)	(57,952)
Treasury shares	(6,854)	(4,512)
Accumulated other comprehensive income	37,558	41,515
Total Reading International, Inc. stockholders’ equity	120,385	117,140
Noncontrolling interests	4,796	4,607
Total stockholders’ equity	125,181	121,747
Total liabilities and stockholders’ equity	$ 377,714	$ 386,807

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenue
Cinema	$60,947	$61,228	$180,225	$180,657
Real estate	4,084	4,244	12,781	14,024
Total operating revenue	65,031	65,472	193,006	194,681
Operating expense
Cinema	48,292	48,742	142,016	145,872
Real estate	2,289	2,716	7,523	8,115
Depreciation and amortization	3,821	3,602	11,490	11,243
General and administrative	4,456	4,586	14,723	13,323
Total operating expense	58,858	59,646	175,752	178,553
Operating income	6,173	5,826	17,254	16,128
Interest income	203	96	429	343
Interest expense	(1,614)	(2,910)	(6,966)	(8,467)
Net gain (loss) on sale of assets	25	--	25	(7)
Other income (expense)	242	(55)	1,630	72
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	5,029	2,957	12,372	8,069
Income tax (expense)	(1,312)	(751)	(4,747)	(3,140)
Income before equity earnings of unconsolidated joint ventures and entities	3,717	2,206	7,625	4,929
Equity earnings of unconsolidated joint ventures and entities	222	225	833	1,005
Net Income	$3,939	$2,431	$8,458	$5,934
Net (income) loss attributable to noncontrolling interests	--	(38)	23	(74)
Net income attributable to Reading International, Inc. common shareholders	$3,939	$2,393	$8,481	$5,860
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.17	$0.10	$0.36	$0.25
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.17	$0.10	$0.36	$0.25
Weighted average number of shares outstanding–basic	23,380,728	23,383,200	23,457,050	23,333,352
Weighted average number of shares outstanding–diluted	23,678,223	23,517,191	23,754,545	23,467,343

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$3,939	$2,431	$8,458	$5,934
Foreign currency translation gain (loss)	(14,687)	5,819	(4,627)	(13,043)
Unrealized gain (loss) on available for sale investments	(1)	(2)	(2)	2
Amortization of pension prior service costs	215	166	686	496
Comprehensive income (loss)	(10,534)	8,414	4,515	(6,611)
Net (income) loss attributable to noncontrolling interests	--	(38)	23	(74)
Comprehensive income attributable to noncontrolling interests	(42)	(15)	(14)	57
Comprehensive income (loss) attributable to Reading International, Inc.	$(10,576)	$8,361	$4,524	$(6,628)

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income	$8,458	$5,934
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) recognized on foreign currency transactions	--	33
Equity earnings of unconsolidated joint ventures and entities	(833)	(1,005)
Distributions of earnings from unconsolidated joint ventures and entities	610	879
(Gain) loss on sale of assets	(25)	7
Change in net deferred tax assets	1,047	980
Foreign currency translation adj - note	1,595	--
Depreciation and amortization	11,490	11,243
Amortization of prior service costs	686	495
Amortization of above and below market leases	215	305
Amortization of deferred financing costs	578	722
Amortization of straight-line rent	360	606
Stock based compensation expense	86	148
Changes in assets and liabilities:
Decrease in receivables	522	1,146
(Increase) decrease in prepaid and other assets	(1,408)	171
Decrease in accounts payable and accrued expenses	(1,597)	(840)
Increase (decrease) in film rent payable	(96)	174
Decrease in taxes payable	(5,168)	(2,371)
Increase (decrease) in deferred revenue and other liabilities	(1,706)	(2,381)
Net cash provided by operating activities	14,814	16,246
Investing Activities
Purchases of and additions to property and equipment	(8,669)	(12,666)
Change in restricted cash	27	1,613
Proceeds from notes receivable	--	2,000
Distributions of investment in unconsolidated joint ventures and entities	212	155
Deposit from sale of property	5,390	--
Proceeds of time deposits	--	8,000
Net cash provided by investing activities	(3,040)	(898)
Financing Activities
Repayment of long-term borrowings	(6,627)	(25,133)
Proceeds from borrowings	--	12,500
Capitalized borrowing costs	--	(103)
Repurchase of Class A Nonvoting Common Stock	(2,342)	--
Proceeds from the exercise of stock options	975	249
Noncontrolling interest contributions	327	263
Noncontrolling interest distributions	(101)	(2,103)
Net cash (used in) financing activities	(7,768)	(14,327)
Effect of exchange rate on cash	(1,066)	(1,705)
Increase (decrease) in cash and cash equivalents	2,940	(684)
Cash and cash equivalents at the beginning of the period	37,696	38,531
Cash and cash equivalents at the end of the period	$40,636	$37,847
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$7,357	$8,536
Income taxes	5,178	4,911

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2014

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2014 (the “September Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2014 Quarter”) and nine (“2014 Nine Months”) months ended September 30, 2014 and the three (“2013 Quarter”) and nine (“2013 Nine Months”) months ended September 30, 2013.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of September 30, 2014 and the results of our operations and cash flows for the three and nine months ended September 30, 2014 and 2013 have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the entire year.

Out of Period Adjustment

During this quarter, we identified an adjustment of approximately $1.4 million to the deferred tax asset that was originated from a transaction we effectuated in Australia in 2013.  The adjustment increased the deferred tax asset with a corresponding increase to other comprehensive income.  We determined that the adjustment did not have a material impact to our current or prior period consolidated financial statements.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

Our New Zealand Corporate Credit Facility matures on March 31, 2015 and as such the balance of $21.8 million (NZ$28.0 million) has been reclassified as a current liability on the consolidated balance sheet as of September 30, 2014.

Additionally, the term of our Union Square Theatre Term Loan matures on May 1, 2015.  Accordingly, the outstanding balance of this debt of $6.5 million has been classified as a current liability on the consolidated balance sheet as of September 30, 2014.

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

Liquidity

For the above mentioned liabilities, we believe that we have the required liquidity to meet these obligations either through the extension or replacement of maturing debt or the generation of cash from our operating activities.  Together with our $40.6 million of cash and cash equivalents, we expect to meet our anticipated short-term working capital requirements for the next twelve months.

Receivables

Our receivables balance is comprised primarily of credit card receivables, representing the purchase price of tickets, concessions or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily comprised of goods and services tax (“GST”) refunded receivables from our Australian taxing authorities, management fee receivables from the managed cinemas and business interruption insurance recovery proceeds.

Marketable Securities

We had investments in marketable securities of $51,000 and $55,000 at September 30, 2014 and December 31, 2013, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative gain of $7,000 included in accumulated other comprehensive income at September 30, 2014.  For the three and nine months ended September 30, 2014, our net unrealized gain (loss) on marketable securities was ($1,000) and ($2,000), respectively.  For the three and nine months ended September 30, 2013, our net unrealized gain (loss) on marketable securities was ($2,000) and $2,000, respectively.  During the nine months ended September 30, 2014 and 2013, we did not buy or sell any marketable securities.

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

Accounting Pronouncements Adopted During 2014

No new pronouncements were adopted during the nine months ended September 30, 2014.

New Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the criteria for determining which disposals can be presented as discontinued operations and modify related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and is effective for the Company as of January 1, 2015. However, all entities may adopt the guidance early for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S. resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles.  Under the new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard is effective for us beginning in the first quarter of 2017; early adoption is prohibited.  The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

Note 2 – Equity and Stock-Based Compensation

Stock-Based Compensation

During the nine months ended September 30, 2014 and 2013, we issued 125,209 and 217,890, respectively, Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants.  During the three and nine months ended September 30, 2014, we accrued $300,000 and $900,000, respectively, in compensation expense associated with the vesting of executive employee stock grants. During the three and nine months ended September 30, 2013, we accrued $188,000 and $564,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock and Class B Voting Common Stock.  Currently we issue options under our 2010 Stock Incentive Plan.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and nine months ended September 30, 2014 and 2013, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

FASB ASC 718-20 requires companies to estimate forfeitures.  Unusually, during the nine months ended September 30, 2014, we had forfeitures of 64,000 options for the Class A common stock as a result of employee terminations.  It is the company’s policy,   unless adjusted by the Compensation Committee, to give the terminated employee three months from their termination date to exercise their options.  If the options are not exercised within the three month period, they are considered forfeited.

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

For the 20,000 and 50,000 options granted during the nine months ended September 30, 2014 and 2013, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013
Stock option exercise price	$7.40	$5.89
Risk-free interest rate	2.88%	2.26%
Expected dividend yield	--	--
Expected option life in years	10	10
Expected volatility	30.65%	31.89%
Weighted average fair value	$2.46	$1.89

Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of $ 33,000 and $ 102,000 for the three and nine months ended September 30, 2014, respectively, and $77,000 and $130,000 for the three and nine months ended September 30, 2013, respectively.  At September 30, 2014, the total unrecognized estimated compensation cost related to non-vested stock options granted was $385,000, which we expect to recognize over a weighted average vesting period of 1.96 years.  141,100 options were exercised, during the nine months ended September 30, 2014 having an intrinsic value of $285,000 for which we received $890,000 of cash,   and 62,500 options were exercised during the nine months ended September 30, 2013 having an intrinsic value of $132,000 for which we received $249,000 of cash.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2014 was $1.1 million of which 66.2% are currently exercisable.

Pursuant to both our 1999 Stock Option Plan and our 2010 Stock Incentive Plan, all stock options expire no later than ten years from their grant date.  The aggregate total number of shares of Class A Nonvoting Common Stock and Class B Voting Common Stock authorized for issuance under our 2010 Stock Incentive Plan is 1,250,000.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options is usually between zero and four years.

We had the following stock options outstanding and exercisable as of September 30, 2014 and December 31, 2013:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding - December 31, 2013	709,850	185,100	$6.24	$9.90	490,350	185,100	$6.85	$9.90
Granted	20,000	--	$--	$--	--	--	--	--
Exercised	(500)	--	$--	$--	--	--	--	--
Outstanding - March 31, 2014	729,350	185,100	$6.60	$9.90	510,350	185,100	$6.87	$9.90
Granted	--	--	$--	$--	--	--	--	--
Exercised	(77,000)	--	$--	$--	--	--	--	--
Outstanding - June 30, 2014	652,350	185,100	$6.71	$9.90	435,350	185,100	$6.95	$9.90
Granted	--	--	$--	$--	--	--	--	--
Exercised	(63,600)	--	$--	$--	--	--	--	--
Forfeited	(64,000)	--	$--	$--	--	--	--	--
Outstanding - September 30, 2014	524,750	185,100	$6.60	$9.90	347,250	185,100	$6.78	$9.90

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at September 30, 2014 and December 31, 2013 was approximately 3.51 and 4.70 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2014 and December 31, 2013 was approximately 3.45 and 3.63 years, respectively.

Note 3 – Business Segments

We organize our operations into two reportable business segments within the meaning of FASB ASC 280-10 - Segment Reporting.  Our reportable segments are (1) cinema exhibition and (2) real estate.  The cinema exhibition segment is engaged in the development, ownership, and operation of multiplex cinemas.  The real estate segment is engaged in the development, ownership, and operation of commercial properties.  Incident to our real estate operations, we have acquired, and continue to hold, raw land in urban and suburban centers in Australia, New Zealand, and the United States.

The tables below summarize the results of operations for each of our principal business segments for the three months ended September 30, 2014 and 2013, respectively.  Operating expenses include costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets (dollars in thousands):

Three Months Ended September 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$60,947	$6,035	$(1,951)	$65,031
Operating expense	50,243	2,289	(1,951)	50,581
Depreciation and amortization	2,765	964	--	3,729
General and administrative expense	803	436	--	1,239
Segment operating income	$7,136	$2,346	$--	$9,482

Three Months Ended September 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$61,228	$6,157	$(1,913)	$65,472
Operating expense	50,655	2,716	(1,913)	51,458
Depreciation and amortization	2,540	951	--	3,491
General and administrative expense	891	185	--	1,076
Segment operating income	$7,142	$2,305	$--	$9,447

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2014 Quarter	2013 Quarter
Total segment operating income	$9,482	$9,447
Non-segment:
Depreciation and amortization expense	92	111
General and administrative expense	3,217	3,510
Operating income	6,173	5,826
Interest expense, net	(1,411)	(2,814)
Other income (expense)	242	(55)
Gain on sale of assets	25	--
Income tax expense	(1,312)	(751)
Equity earnings of unconsolidated joint ventures and entities	222	225
Net income	$3,939	$2,431
Net (income) attributable to noncontrolling interests	--	(38)
Net income attributable to Reading International, Inc. common shareholders	$3,939	$2,393

The tables below summarize the results of operations for each of our principal business segments for the nine months ended September 30, 2014 and 2013, respectively.  Operating expenses include costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets (dollars in thousands):

Nine Months Ended September 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$180,225	$18,396	$(5,615)	$193,006
Operating expense	147,631	7,523	(5,615)	149,539
Depreciation and amortization	8,378	2,839	--	11,217
General and administrative expense	2,903	870	--	3,773
Segment operating income	$21,313	$7,164	$--	$28,477

Nine Months Ended September 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$180,657	$19,764	$(5,740)	$194,681
Operating expense	151,612	8,115	(5,740)	153,987
Depreciation and amortization	7,824	3,086	--	10,910
General and administrative expense	2,463	519	--	2,982
Segment operating income	$18,758	$8,044	$--	$26,802

Reconciliation to net income attributable	2014 Nine	2013 Nine
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$28,477	$26,802
Non-segment:
Depreciation and amortization expense	273	333
General and administrative expense	10,950	10,341
Operating income	17,254	16,128
Interest expense, net	(6,537)	(8,124)
Other income	1,630	72
Gain (loss) on sale of assets	25	(7)
Income tax expense	(4,747)	(3,140)
Equity earnings of unconsolidated joint ventures and entities	833	1,005
Net income	$8,458	$5,934
Net (income) loss attributable to noncontrolling interests	23	(74)
Net income attributable to Reading International, Inc. common shareholders	$8,481	$5,860

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2014 , December 31, 2013 and September 30, 2013

	U.S. Dollar
	September 30,	December 31,	September 30,
	2014	2013	2013
Australian Dollar	0.8737	0.8929	0.9342
New Zealand Dollar	0.7788	0.8229	0.8323

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income from continuing operations	$3,939	$2,393	$8,481	$5,860
Net income attributable to Reading International, Inc. common shareholders	3,939	2,393	8,481	5,860
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.17	$0.10	$0.36	$0.25
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.17	$0.10	$0.36	$0.25
Weighted average shares of common stock – basic	23,380,728	23,383,200	23,457,050	23,333,352
Weighted average shares of common stock – diluted	23,678,223	23,517,191	23,754,545	23,467,343

For the three and nine months ended September 30, 2014, the weighted average common stock – diluted included 297,495 of common stock compensation and in-the-money incremental stock options, and for the three and nine months ended September 30, 2013, the weighted average common stock – diluted included 133,992 of common stock compensation and in-the-money incremental stock options.  In addition, 572,998 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2014, and 729,865 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2013.

Note 6 – Property and Equipment

Operating Property, net

As of September 30, 2014 and December 31, 2013, property associated with our operating activities is summarized as follows (dollars in thousands):

	September 30,	December 31,
Operating Property	2014	2013
Land	$64,485	$65,578
Building and improvements	122,409	123,061
Leasehold interests	46,922	46,330
Fixtures and equipment	108,090	106,099
Total cost	341,906	341,068
Less: accumulated depreciation	(155,981)	(149,408)
Operating property, net	$185,925	$191,660

Depreciation expense for property and equipment was $3.7 million and $10.7 million for the three and nine months ended September 30, 2014, respectively, and $3.2 million and $10.4 million for the three and nine months ended September 30, 2013, respectively.

Land Held for Sale – Moonee Ponds

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sale price of $21.3 million (AUS$23.0 million) payable in full upon closing of that transaction on April 16, 2015.  The property has a book value of $10.8 million (AUS $12.4 million), and while the transaction was treated as a current sale for tax purposes, it does not qualify as a sale under US GAAP until the close of the transaction on April 16, 2015.  As the scheduled closing date is less than one year away, this asset has been listed as a current asset.

Land Held for Sale – Burwood

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $54.6 million (AUS$65.0 million).

Reading received $5.9 million (AUS$6.5 million) on the May 23, 2014 closing.  The balance of the purchase price is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sale price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.

Our book basis in the property is $45.5 million (AUS$52.1 million) and while the transaction was treated as a current sale for tax purposes, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset has been listed as a long term asset.

Investment and Development Property

As of September 30, 2014 and December 31, 2013, our investment and development property is summarized as follows (dollars in thousands):

	September 30,	December 31,
Investment and Development Property	2014	2013
Land	$22,748	$59,550
Construction-in-progress (including capitalized interest)	3,455	14,680
Investment and development property	$26,203	$74,230

The decrease of $48.0 million is substantially due to the reclassification of the Burwood property costs from the Investment and Development property category to Land Held for Sale category under non-current assets on the balance sheet.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of September 30, 2014 and December 31, 2013, included the following (dollars in thousands):

		September 30,	December 31,
	Interest	2014	2013
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,679	1,571
205-209 East 57th Street Associates, LLC	25.0%	--	--
Mt. Gravatt	33.3%	4,863	5,164
Total investments		$6,542	$6,735

For the three and nine months ended September 30, 2014 and 2013, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Rialto Distribution	$--	$97	$13	$137
Rialto Cinemas	69	3	424	71
205-209 East 57th Street Associates, LLC	--	--	--	(1)
Mt. Gravatt	153	125	396	798
Total equity earnings	$222	$225	$833	$1,005

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2014 Quarter and 2014 Nine Month period.  As of September 30, 2014 and December 31, 2013, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2013	$16,935	$5,224	$22,159
Foreign currency translation adjustment	(621)	--	(621)
Balance at September 30, 2014	$16,314	$5,224	$21,538

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three and nine months ended September 30, 2014, the amortization expense of intangibles totaled $345,000 and $1.4 million, respectively, and, for the three and nine months ended September 30, 2013, the amortization expense of intangibles totaled $620,000 and $1.7 million, respectively.  The accumulated amortization of intangibles includes $633,000 and $777,000 of the amortization of acquired leases, which are recorded in operating expense for the nine months ended September 30, 2014 and 2013, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2014	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,171	$7,254	$453	$31,878
Less: Accumulated amortization	15,641	3,826	453	19,920
Total, net	$8,530	$3,428	$--	$11,958

As of December 31, 2013	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,223	$7,254	$455	$31,932
Less: Accumulated amortization	14,520	3,517	455	18,492
Total, net	$9,703	$3,737	$--	$13,440

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
Prepaid and other current assets
Prepaid expenses	$1,584	$1,079
Prepaid taxes	978	623
Prepaid rent	1,023	1,210
Deposits	369	368
Other	3	3
Total prepaid and other current assets	$3,957	$3,283

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	114	144
Deferred financing costs, net	2,074	1,833
Interest rate cap at fair value	40	75
Tenant inducement asset	471	512
Straight-line rent asset	2,276	2,310
Other	--	2
Total non-current assets	$6,109	$6,010

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected tax provision	$1,838	$1,090	$4,630	$3,139
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	(1,611)	(1,099)	(4,019)	(3,033)
Foreign tax provision	770	88	3,450	1,129
Foreign withholding tax provision	146	262	435	798
Tax effect of foreign tax rates on current income	(227)	9	(611)	(106)
State and local tax provision	2	150	257	387
Tax/audit litigation settlement	394	251	605	826
Actual tax provision	$1,312	$751	$4,747	$3,140

Pursuant to FASB ASC 740-10 – Income Taxes (“FASB ASC 740-10”), a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New Zealand consolidated group of subsidiaries as of September 30, 2014.  We have provided $453,000 in withholding tax expense in relation to those earnings. We believe the U.S. tax impact of a dividend from our Australian and New Zealand subsidiaries, net of loss carry forward and potential foreign tax credits, would not have a material effect on the tax provision as of September 30, 2014.

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

We have accrued $15.6 million in total tax liabilities as of September 30, 2014, of which $ 3.8 million has been classified as taxes payable-current and $11.8 million have been classified as taxes payable – long-term.  As part of current tax liabilities, we have accrued $3.5 million in connection with the settlement of the IRS claims against our subsidiary Craig Corporation relating to its 1996 tax year.  This is an obligation of Craig Corporation, and not of Reading International, Inc.  We believe that the $15.6 million represents an adequate provision for our income and other tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“FASB ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending September 30, 2014 December 31, 2013, and December 31, 2012 (dollars in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Unrecognized tax benefits – gross beginning balance	$2,160	$2,171	$1,974
Gross increases – prior period tax provisions	171	(11)	197
Unrecognized tax benefits – gross ending balance	$2,331	$2,160	$2,171

For the nine months ended September 30, 2014, we recorded a change of approximately $171,000 to our gross unrecognized tax benefits.  The net tax balance is approximately $2.3 million, of which $1.3 million would impact the effective rate if recognized.

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

Our company and subsidiaries are subject to U.S. federal income tax, income tax in U.S. states and possessions, and income tax in Australia and New Zealand. Generally, changes to our U.S. federal and most state income tax returns for the calendar year 2009 and earlier are barred by statutes of limitations.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand for calendar year 2009 and afterward generally remain open for examination as of September 30, 2014.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	2014 Interest Rates	2013 Interest Rates	Maturity Date	2014 Balance	2013 Balance
Trust Preferred Securities	4.23%	4.24%	April 30, 2027	$27,913	$27,914
Australian NAB Corporate Term Loan	5.07%	5.09%	June 30, 2019	51,111	56,699
Australian Shopping Center Loans	--	--	November 1, 2014	45	89
New Zealand Corporate Credit Facility	5.50%	4.80%	March 31, 2015	21,806	23,041
US Bank of America Revolver	2.65%	2.67%	October 31, 2017	29,750	31,500
US Cinema 1, 2, 3 Term Loan	3.65%	5.21%	July 1, 2016	15,000	15,000
US Minetta & Orpheum Theatres Loan	2.90%	2.91%	June 1, 2018	7,500	7,500
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,531	6,717
Total				$159,656	$168,460

Derivative Instruments

As indicated in Note 17 – Derivative Instruments, for both our Australian NAB Corporate Credit Facility (“NAB Loan”) and our U.S. Bank of America Revolver (“BofA Revolver”), we have entered into interest rate swap agreements for all or part of these facilities.  The loan agreement together with the swap results in us paying a total fixed interest rate of 7.85%  (1.15% swap contract rate plus a 2.35% margin under the loan) for our NAB Loan and a total fixed interest rate of 5.20%  (1.20% swap contract rate plus a 4.00% margin under the loan) for our BofA Revolver instead of the above indicated 5.07% and 2.65%, respectively, which are the obligatorily disclosed loan rates.  Additionally, on June 3, 2013, we entered into a new swap agreement for our BofA Revolver that came into effect on December 31, 2013 (see Note 17 – Derivative Instruments).

Notes Payable Refinancing and Payoff

Australian NAB Corporate Term Loan and Revolver

On June 27, 2014, we refinanced our existing three-tiered credit facility with NAB.  It is comprised of (1) the Bank Bill Discount Facility with a facility limit of AUS$61.2 million, an interest rate of 2.35% above the BBSY, and amortization at AUS$2.0 million per year;  (2) the Bill Discount Facility – Revolving with a facility limit of AUS$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion. Currently we have not drawn any of this revolver; and (3) the Bank Guarantee Facility with a facility limit of AUS$5.0 million.  All three have an expiry date of June 30, 2019.  The modification of this particular term loan was not considered to be substantial as defined by ASC 740.

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

US Cinema 1, 2 & 3 Term Loan

On June 26, 2014, our controlled subsidiary Sutton Hill Properties, LLC, entered into an agreement with Santander Bank, N.A, refinancing the current loan on the property and providing an additional $6.0 million for the acquisition of rights to add additional density to any redevelopment of the property (“air rights”).We replaced an existing term loan of $15.0 million that was scheduled to mature on the following day.  The new loan has a 2-year term, payable interest only, commencing June 27, 2014, all principal and unpaid interest due and payable on maturity.  The loan is collateralized by our Cinemas 1,2,3 property (including any air rights that we may acquire).  The loan has an interest rate of 3.50% over the 30-day Libor. The modification of this particular term loan was not considered to be substantial as defined by ASC 740.

US Minetta and Orpheum Theatres Loan

On May 29, 2013, we refinanced our Liberty Theaters loan with a $7.5 million loan securitized by our Minetta and Orpheum theatres, having a maturity date of June 1, 2018, bearing an interest rate of LIBOR plus a 2.75% margin and having a LIBOR rate cap of 4.00% (plus the 2.75% margin).  See Note 16 – Derivative Instruments.

US Union Square Term Loan

The US Union Square Term loan comes due for repayment on May 1, 2015.  This loan has been classified as a short-term liability on the consolidated balance sheet as of June 30, 2014.

US Sutton Hill Capital Note – Related Party

On June 18, 2013, we repaid our 8.25% note to Sutton Hill Capital (“SHC”) for $9.0 million. As the debtor on this note was Sutton Hill Properties, LLC, in which we have a 75% interest, the note was, in effect, paid $6.75 million by us and $2.25 million by our co-investor.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	202	246
Other	--	9
Other current liabilities	$6,102	$6,155
Other liabilities
Foreign withholding taxes	$6,949	$6,748
Straight-line rent liability	9,274	9,259
Environmental reserve	1,656	1,656
Accrued pension	7,550	8,527
Interest rate swap	2,260	3,288
Acquired leases	1,376	1,797
Other payable	751	875
Other	2,310	599
Deferred Revenue - Real Estate	5,399	--
Other liabilities	$37,525	$32,749

Included in our other liabilities are accrued pension costs of $7.5 million at September 30, 2014.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three or nine months ended September 30, 2014 and 2013.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for any expected return on the plan assets.  For the three and nine months ended September 30, 2014, we recognized $52,000 and $209,000, respectively, of interest cost and $215,000 and $686,000, respectively, of amortized prior service cost.  For the three and nine months ended September 30, 2013, we recognized $66,000 and $231,000, respectively, of interest cost and $166,000 and $330,000, respectively, of amortized prior service cost.

On August 29, 2014 the Supplemental Executive Retirement Plan “SERP” that was effective since March 1, 2007,  was ended and replaced with a new Pension annuity.  As a result of the termination of the SERP program the accrued pension liability of $7.6 million  was reversed and replaced with a new pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.3 million discounted at a 4.25% over a 15- year term.  Monthly payments of $56,944 will be made to the estate of Jim Cotter Sr. commencing October 1, 2014.  The discounted value of $2.8 million (which is the difference between the estimated payout of $10.3 million and the present value of $7.5 million) will be amortized and expensed over the 15-year term.  In addition,  the accumulated prior service costs of $3.1 million recorded as part of other comprehensive income will also be amortized over the 15-

year term.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $623,000 and $634,000 as of September 30, 2014 and December 31, 2013.  Our share of unconsolidated debt, based on our ownership percentage, was $208,000 and $211,000 as of September 30, 2014 and December 31, 201, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. (“ACC”) 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr.; and
•	Sutton Hill Properties, LLC (“SHP”) 25% noncontrolling interest owned by Sutton Hill Capital, LLC.

The components of noncontrolling interests are as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
Australian Country Cinemas	$545	$532
Shadow View Land and Farming LLC	2,015	1,862
Sutton Hill Properties	2,236	2,213
Noncontrolling interests in consolidated subsidiaries	$4,796	$4,607

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
AFC LLC	$--	$--	$--	$173
Australian Country Cinemas	56	49	128	97
Shadow View Land and Farming LLC	(22)	(24)	(49)	(38)
Sutton Hill Properties	(34)	13	(102)	(158)
Net income (loss) attributable to noncontrolling interest	$0	$38	$(23)	$74

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2014	$117,140	$4,607	$121,747
Net Income (loss)	8,481	(23)	8,458
Increase in additional paid in capital	1,062	--	1,062
Treasury stock purchased	(2,342)	--	(2,342)
Contributions from noncontrolling stockholders - SHP	--	327	327
Distributions to noncontrolling stockholders	--	(101)	(101)
Accumulated other comprehensive income	(3,957)	(14)	(3,971)
Equity at – September 30, 2014	$120,385	$4,796	$125,181

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2013	$126,856	$4,098	$130,954
Net Income	5,860	74	5,934
Increase in additional paid in capital	297	76	373
Contributions from noncontrolling stockholders - SHP	--	2,513	2,513
Distributions to noncontrolling stockholders	--	(2,103)	(2,103)
Accumulated other comprehensive income	(12,488)	(57)	(12,545)
Equity at – September 30, 2013	$120,525	$4,601	$125,126

Note 15 – Common Stock

Common Stock Issuance

During the nine months ended September 30, 2014 and 2013, we issued 125,209 and 217,890, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grants.

Common Stock Buyback

On May 16, 2014, the Company's board of directors authorized management, at its discretion, to spend from time to time up to an aggregate of $10.0 million to acquire shares of Reading’s Common Stock. This approved stock repurchase plan supercedes and effectively cancels the program that was approved by the board on May 14, 2004, which allowed management to purchase up to 350,000 shares of Reading’s Common Stock.

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

Under this approved buyback program, the company has repurchased $2.3 million worth of common stock.  This leaves $7.7 million available for repurchase as of September 30, 2014.

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

As part of our US Minetta and Orpheum Theatres Loan, we entered into a five year LIBOR rate cap of 4.00% with a loan margin of 2.75%.  See Note 11 – Notes Payable. Additionally, on June 3, 2013, we entered into a new swap agreement for our BofA Revolver that will take effect on December 31, 2014 with a pay fixed rate of 1.15% and an expiration date of October 31, 2017.

The following table sets forth the terms of our interest rate swap and cap derivative instruments at September 30, 2014:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$62,750,000	5.500%	2.715%	June 30, 2016
Interest rate swap	$27,913,000	1.200%	0.233%	October 31, 2017
Interest rate swap	$31,500,000	1.150%	0.150%	October 31, 2017
Interest rate cap	$7,500,000	4.000%	0.000%	June 1, 2018

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $958,000 and decrease of $1.0 million during the three and nine months ended September 30, 2014, respectively, and a decrease of  $209,000 and $1.6 million in interest expense during the three and nine months ended September 30, 2013, respectively.  At September 30, 2014 and December 31, 2013, we recorded as other long-term liabilities the fair market value of our interest rate swaps and cap of $2.3 million and $3.3 million, respectively.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

Level 2 Fair Value Measurements – Interest Rate Swaps and Caps – The fair value of interest rate swap and cap instruments are estimated based on market data and quotes from counter parties to the agreements that are corroborated by market data.

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

As of September 30, 2014 and December 31, 2013, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap and cap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our counterparties and us.  However, as of September 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap and cap derivative instruments is described in Note 16 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the nine months ended September 30, 2014.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
		September 30,	December 31,	September 30,	December 31,
Financial Instrument	Level	2014	2013	2014	2013
Investment in marketable securities	1	$51	$55	$51	$55
Interest rate swaps and cap liability	2	$2,260	$3,288	$2,260	$3,288

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
		September 30,	December 31,	September 30,	December 31,
Financial Instrument	Level	2014	2013	2014	2013
Notes payable	3	$131,743	$140,547	$109,479	$121,411
Subordinated debt	3	$27,913	$27,913	$10,096	$11,067

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

None

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

Cinema Activities

We continue to consider opportunities to expand our cinema operations while continuing to cull those cinema assets that are underperforming or have unacceptable risk profiles on a go-forward basis. On April 17, 2014 we entered into a lease for a new 8- screen multi-plex Angelika-style art cinema to be built in the Union Market area of Washington D.C.  On June 13, 2014 we opened a temporary “pop-up” cinema to service the site during the development and construction of the permanent cinema. On December 31, 2013 we acquired ownership of the Plano cinema in Plano, Texas, a cinema that we have been managing for approximately 10 years but did not own.  In addition, on July 25, 2014, we officially opened our  6-screen cinema in Dunedin, New Zealand. The Dunedin cinema was under lease to Hoyts at the time we acquired the property in June 2007.  We are also refurbishing and repositioning our Carmel Mountain theater in San Diego County as a luxury Angelika theater.

Real Estate Activities

In recent periods we have focused our real estate development activities on (i) the disposition of certain assets (Moonee Ponds and Burwood) which we believe to have achieved their full potential land value, (ii) the improvement and expansion of our shopping center assets (an anchor grocery store tenancy for Wellington and a multi-plex cinema for Newmarket, (iii) the redevelopment of our Union Square and Cinemas 1,2,&3 properties in Manhattan and (iv) the procurement of land use entitlements for our landholdings in Coachella, California (202 acres) and Manukau, New Zealand (64 acres). The market for New York City property has continued to strengthen, with comparable sales being reported in the range of $1,100 per buildable square foot. Our business plan is to continue with the build-out of our existing operating properties, such as our Wellington, New Zealand site, and our Newmarket, Australia site, to redevelop our Union Square and Cinemas 1,2&3 properties, to continue to pursue the various land use entitlements needed for the development of our landholdings in New Zealand and California,  and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.  In addition, we may sell all or portions of our properties in order to provide liquidity for other projects. We have entered into a contract to sell our property in Moonee Ponds, Australia, which is to close next year and have sold our property in Burwood, Australia,  with a balance due of $51.1 million (AUS$58.5 million) that is scheduled to be paid at closing in December 2017.

Financing Activities

On June 27, 2014, we refinanced our existing three-tiered credit facility with NAB.  It is comprised of (1) the Bank Bill Discount Facility with a facility limit of AUS$61.3 million an interest rate of 2.35% above the BBSY, and amortization at AUS$2.0 million per year;  (2) the Bill Discount Facility – Revolving with a facility limit of AUS$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion; and (3) the Bank Guarantee Facility with a facility limit of AUS$5.0 million.  We are fully drawn on the Bank Bill Discount Facility, have drawn none of the Bill Discount Facility-Revolving and are utilizing AUS$2.6 million on the Bank Guarantee Facility.   All three have an expiry date of June 30, 2019.  The collateral for this facility is basically all the Australian cash flows and assets, other than the contract rights relating to the disposition of our Burwood and Moonee Ponds properties. The proceeds of the Burwood and Moonee Ponds transactions are likewise not subject to these financing agreements and may be freely utilized by us. BBSY is the Bank Bill Swap Bid base rate for this facility, and is currently 2.65% producing current all in rates of 5.00% and 4.15% respectively for the two facilities.

On June 26, 2014, our controlled subsidiary Sutton Hill Properties, LLC, refinanced with Santander Bank, N.A, the then existing $15.0 million term loan on our Cinema 1,2&3 property.  The new loan has a 2-year term, payable interest only until maturity and includes a line of credit of $6.0 million for the acquisition of rights to add additional density to any redevelopment of the property (“air rights”). The loan has an interest rate of 3.50% over the 30-day Libor.  The unused portion of the line of credit has an interest rate of 0.25% over the 30-day Libor.  To date none of the $6.0 million line of credit has been drawn.

Results of Operations

At September 30, 2014, we owned and operated 52 cinemas with 434 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinemas with 4 screens.  Regarding our real estate, during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional four parcels aggregating approximately 75 acres located principally in urbanized areas of Australia and New Zealand (calculated net of our Moonee Ponds and Burwood Properties), and (v) owned 50% of a 202-acre property that is zoned for the development of up to 816 single-family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

The tables below summarize the results of operations for each of our principal business segments for the three (“2014 Quarter”) and nine (“2014 Nine Months”) months ended September 30, 2014 and the three (“2013 Quarter”) and nine (“2013 Nine Months”) months ended September 30, 2013, respectively (dollars in thousands):

Three Months Ended September 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$60,947	$6,035	$(1,951)	$65,031
Operating expense	50,243	2,289	(1,951)	50,581
Depreciation and amortization	2,765	964	--	3,729
General and administrative expense	803	436	--	1,239
Segment operating income	$7,136	$2,346	$--	$9,482

Three Months Ended September 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$61,228	$6,157	$(1,913)	$65,472
Operating expense	50,655	2,716	(1,913)	51,458
Depreciation and amortization	2,540	951	--	3,491
General and administrative expense	891	185	--	1,076
Segment operating income	$7,142	$2,305	$--	$9,447

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2014 Quarter	2013 Quarter
Total segment operating income	$9,482	$9,447
Non-segment:
Depreciation and amortization expense	92	111
General and administrative expense	3,217	3,510
Operating income	6,173	5,826
Interest expense, net	(1,411)	(2,814)
Other income (expense)	242	(55)
Gain on sale of assets	25	--
Income tax expense	(1,312)	(751)
Equity earnings of unconsolidated joint ventures and entities	222	225
Net income	$3,939	$2,431
Net (income) attributable to noncontrolling interests	--	(38)
Net income attributable to Reading International, Inc. common shareholders	$3,939	$2,393

Nine Months Ended September 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$180,225	$18,396	$(5,615)	$193,006
Operating expense	147,631	7,523	(5,615)	149,539
Depreciation and amortization	8,378	2,839	--	11,217
General and administrative expense	2,903	870	--	3,773
Segment operating income	$21,313	$7,164	$--	$28,477

Nine Months Ended September 30, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$180,657	$19,764	$(5,740)	$194,681
Operating expense	151,612	8,115	(5,740)	153,987
Depreciation and amortization	7,824	3,086	--	10,910
General and administrative expense	2,463	519	--	2,982
Segment operating income	$18,758	$8,044	$--	$26,802

Reconciliation to net income attributable	2014 Nine	2013 Nine
to Reading International, Inc. shareholders:	Months	Months
Total segment operating income	$28,477	$26,802
Non-segment:
Depreciation and amortization expense	273	333
General and administrative expense	10,950	10,341
Operating income	17,254	16,128
Interest expense, net	(6,537)	(8,124)
Other income	1,630	72
Gain (loss) on sale of assets	25	(7)
Income tax expense	(4,747)	(3,140)
Equity earnings of unconsolidated joint ventures and entities	833	1,005
Net income	$8,458	$5,934
Net (income) loss attributable to noncontrolling interests	23	(74)
Net income attributable to Reading International, Inc. common shareholders	$8,481	$5,860

Cinema Exhibition Segment

Included in the cinema exhibition segment above are revenue and expense from the operations of 52 cinema complexes with 434 screens during the 2014 Quarter and 51 cinema complexes with 429 screens during the 2013 Quarter.   The following tables detail our cinema exhibition segment operating results for the three months ended September 30, 2014 and 2013, respectively (dollars in thousands):

Three Months Ended September 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$20,283	$15,606	$4,348	$40,237
Concessions revenue	8,851	6,657	1,784	17,292
Advertising and other revenue	1,690	1,393	335	3,418
Total revenue	30,824	23,656	6,467	60,947

Film rent and advertising cost	10,332	7,108	2,067	19,507
Concession cost	1,553	1,333	467	3,353
Occupancy expense	6,385	4,383	1,186	11,954
Other operating expense	9,166	4,671	1,592	15,429
Total operating expense	27,436	17,495	5,312	50,243

Depreciation and amortization	1,218	1,179	368	2,765
General and administrative expense	565	231	7	803
Segment operating income	$1,605	$4,751	$780	$7,136

Operating Data as a Percentage of Revenue for the Three Months Ended September 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	65.8%	66.0%	67.2%	66.0%
Concessions revenue	28.7%	28.1%	27.6%	28.4%
Advertising and other revenue	5.5%	5.9%	5.2%	5.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	50.9%	45.5%	47.5%	48.5%
Concession cost	17.5%	20.0%	26.2%	19.4%
Occupancy expense	20.7%	18.5%	18.3%	19.6%
Other operating expense	29.7%	19.7%	24.6%	25.3%
Total operating cost and expense	89.0%	74.0%	82.1%	82.4%

Depreciation and amortization	4.0%	5.0%	5.7%	4.5%
General and administrative expense	1.8%	1.0%	0.1%	1.3%
Segment operating income	5.2%	20.1%	12.1%	11.7%

Three Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$22,825	$14,851	$3,682	$41,358
Concessions revenue	9,327	5,954	1,404	16,685
Advertising and other revenue	1,792	1,177	216	3,185
Total revenue	33,944	21,982	5,302	61,228

Cinema cost	11,516	6,471	1,611	19,598
Concession cost	1,584	1,141	365	3,090
Occupancy expense	6,367	4,380	941	11,688
Other operating expense	8,864	5,813	1,602	16,279
Total operating expense	28,331	17,805	4,519	50,655

Depreciation and amortization	1,512	816	212	2,540
General and administrative expense	572	317	2	891
Segment operating income	$3,529	$3,044	$569	$7,142

Operating Data as a Percentage of Revenue for the Three Months Ended September 30, 2013	United States	Australia	New Zealand	Total
	67.2%	67.6%	69.4%	67.5%
Concessions revenue	27.5%	27.1%	26.5%	27.3%
Advertising and other revenue	5.3%	5.4%	4.1%	5.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	50.5%	43.6%	43.8%	47.4%
Concession cost	17.0%	19.2%	26.0%	18.5%
Occupancy expense	18.8%	19.9%	17.7%	19.1%
Other operating expense	26.1%	26.4%	30.2%	26.6%
Total operating cost and expense	83.5%	81.0%	85.2%	82.7%

Depreciation and amortization	4.5%	3.7%	4.0%	4.1%
General and administrative expense	1.7%	1.4%	0.0%	1.5%
Segment operating income	10.4%	13.8%	10.7%	11.7%

•

Cinema revenue decreased for the 2014 Quarter by $281,000 or 0.5% compared to the same period in 2013, despite strong showing in Australia and New Zealand, due to the US revenue being $3.1 million lower than 2013.

•

Total operating expense decreased by $411,886 or 0.8% compared to the same period in 2013. Operating expense as a percent of gross revenue decreased from 82.7%to 82.4% in 2014.  This decrease was driven by Australia and New Zealand, both showing declines in operating expense percentage, but was offset by an increase in the U.S.

•	Depreciation expense increased for the 2014 Quarter by $225,000 or 8.9% compared to the same period in 2013, due to additions of cinema assets.
•	General and administrative expense for the 2014 Quarter decreased by $88,000 or 9.9% for the 2014 Quarter compared to the 2013, with Australia providing all the decrease.
•

The Australian quarterly average exchange rate to the U.S dollar increased to 0.9247 for the 2014 Quarter from 0.9165 for the 2013 Quarter an increase of 0.9%  The New Zealand quarterly average exchange rate to the U.S dollar climbed to 0.8419 for the 2014 Quarter from 0.7988 for the 2013 Quarter, an increase of 5.4%. Both had an impact on the individual components of our income statement.

•	Because of the above, and driven by positive results in Australia and New Zealand, which offset a decline of $1.9 million in the US, cinema exhibition segment operating income was flat to last year.

The following tables detail our cinema exhibition segment operating results for the nine months ended September 30, 2014 and 2013, respectively (dollars in thousands):

Nine Months Ended September 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$61,358	$46,078	$12,043	$119,479
Concessions revenue	26,515	18,814	4,850	50,179
Advertising and other revenue	5,021	4,617	929	10,567
Total revenues	92,894	69,509	17,822	180,225

Cinema cost	31,828	21,219	5,609	58,656
Concession cost	4,625	3,724	1,246	9,595
Occupancy expense	18,651	13,034	3,298	34,983
Other operating expense	25,654	14,608	4,135	44,398
Total operating expense	80,759	52,586	14,287	147,631

Depreciation and amortization	3,907	3,547	924	8,378
General and administrative expense	2,111	756	36	2,903
Segment operating income	$6,117	$12,620	$2,575	$21,313

Operating Data as a Percentage of Revenue for the Nine Months Ended September 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	66.1%	66.3%	67.6%	66.3%
Concessions revenue	28.5%	27.1%	27.2%	27.8%
Advertising and other revenue	5.4%	6.6%	5.2%	5.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	51.9%	46.1%	46.6%	49.1%

Concession cost	17.4%	19.8%	25.7%	19.1%
Occupancy expense	20.1%	18.8%	18.5%	19.4%
Other operating expense	27.6%	21.0%	23.2%	24.6%
Total operating cost and expense	86.9%	75.7%	80.2%	81.9%

Depreciation and amortization	4.2%	5.1%	5.2%	4.6%
General and administrative expense	2.3%	1.1%	0.2%	1.6%
Segment operating income	6.6%	18.2%	14.4%	11.8%

Nine Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$63,070	$48,328	$11,111	$122,509
Concessions revenue	26,410	18,336	4,097	48,843
Advertising and other revenue	4,712	3,888	705	9,305
Total revenues	94,192	70,552	15,913	180,657

Cinema cost	31,992	21,514	4,918	58,424
Concession cost	4,480	3,712	1,048	9,240
Occupancy expense	19,317	13,909	2,852	36,078
Other operating expense	24,815	18,411	4,644	47,870
Total operating expense	80,604	57,546	13,462	151,612

Depreciation and amortization	4,643	2,468	713	7,824
General and administrative expense	1,739	722	2	2,463
Segment operating income	$7,206	$9,816	$1,736	$18,758

Operating Data as a Percentage of Revenue for the Nine Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Admissions revenue	67.0%	68.5%	69.8%	67.8%
Concessions revenue	28.0%	26.0%	25.7%	27.0%
Advertising and other revenue	5.0%	5.5%	4.4%	5.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	50.7%	44.5%	44.3%	47.7%
Concession cost	17.0%	20.2%	25.6%	18.9%
Occupancy expense	20.5%	19.7%	17.9%	20.0%
Other operating expense	26.3%	26.1%	29.2%	26.5%
Total operating cost and expense	85.6%	81.6%	84.6%	83.9%

Depreciation and amortization	4.9%	3.5%	4.5%	4.3%
General and administrative expense	1.8%	1.0%	0.0%	1.4%
Segment operating income	7.6%	13.9%	10.9%	10.4%

•

Cinema revenue decreased for the 2014 Nine Months by $432,000 or 0.2% compared to the same period in 2013. The U.S. decline of $1.3 million being offset by a strong $1.9 million increase in New Zealand.

•

Operating expense decreased for the 2014 Nine Months by $4.0 million or 2.6% compared to the same period in 2013.  Overall, our operating expense as a percent of revenue decreased from 83.9% during the 2013 Nine Months to 81.9% for the 2014 Nine Months; a significant decrease in Australia’s operating expense as a result of improved operating efficiencies was the main reason for the decrease in operating expense percentage year over year.

•	Depreciation expense increased for the 2014 Nine Months by $554,000 or 7.1% compared to the same period in 2013 for the same reasons noted above for the 2014 Quarter.
•	General and administrative expense increased by $440,000 or 17.9% for the 2014 Nine Months compared to the 2013 Nine Months. This was driven primarily by the U.S. cinema segment.
•

The Australian quarterly exchange rate to the U.S. dollar declined to 0.9183 for the 2014 Nine Months from 0.9821 for the 2013 Nine Months, a decrease of 6.5%. The New Zealand quarterly exchange rate to the U.S. dollar increased to 0.8467 for the 2014 Nine Months from 0.8182 for the 2013 Nine Months, an increase of 3.5%.  Both had an impact on the individual components of our income statement.

•	Because of the above, the cinema exhibition segment income increased for the 2014 Nine Months by $2.6 million or 13.6% compared to the same period in 2013 caused by a decrease in operating expense.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended September 30, 2014 and 2013, respectively (dollars in thousands):

Three Months Ended September 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$670	$--	$--	$670
Property rental income	470	3,512	1,383	5,365
Total revenues	1,140	3,512	1,383	6,035

Live theater cost	306	--	--	306
Property cost	43	500	439	982
Occupancy expense	235	563	202	1,000
Total operating expense	584	1,063	641	2,288

Depreciation and amortization	81	642	241	964
General and administrative expense	12	409	15	436
Segment operating income	$463	$1,398	$486	$2,347

Operating Data as a Percentage of Revenue for the Three Months Ended September 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	58.8%	0.0%	0.0%	11.1%
Property rental revenue	41.2%	100.0%	100.0%	88.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	45.7%	0.0%	0.0%	45.7%
Property cost	9.1%	14.2%	31.7%	18.3%
Occupancy expense	20.6%	16.0%	14.6%	16.6%
Total operating cost and expense	51.2%	30.3%	46.3%	37.9%

Depreciation and amortization	7.1%	18.3%	17.4%	16.0%
General and administrative expense	1.1%	11.6%	1.1%	7.2%
Segment operating income	40.6%	39.8%	35.1%	38.9%

Three Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$765	$--	$--	$765
Property rental income	416	3,407	1,569	5,392
Total revenues	1,181	3,407	1,569	6,157

Live theater cost	511	--	--	511
Property cost	79	622	432	1,133
Occupancy expense	120	751	201	1,072
Total operating expense	710	1,373	633	2,716

Depreciation and amortization	78	627	246	951
General and administrative expense	5	167	13	185
Segment operating income	$388	$1,240	$677	$2,305

Operating Data as a Percentage of Revenue for the Three Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	64.8%	0.0%	0.0%	12.4%
Property rental revenue	35.2%	100.0%	100.0%	87.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	66.8%	0.0%	0.0%	66.8%
Property cost	19.0%	18.3%	27.5%	21.0%
Occupancy expense	10.2%	22.0%	12.8%	17.4%
Total operating cost and expense	60.1%	40.3%	40.3%	44.1%

Depreciation and amortization	6.6%	18.4%	15.7%	15.4%
General and administrative expense	0.4%	4.9%	0.8%	3.0%
Segment operating income	32.9%	36.4%	43.1%	37.4%

•

Real estate revenue decreased for the 2014 Quarter by $122,000 or 2.0% compared to the same period in 2013. The decrease in New Zealand revenue is primarily the result of the closure of the Courtenay Central parking structure which has resulted in an estimated loss of revenue for the New Zealand operations of $2.0 million a year together with the termination of the Hoyts lease at our Dunedin property. For the 2014 Quarter, live theatre revenue in the U.S. decreased by $95,000 from the 2013 Quarter.

•

Operating expense for the real estate segment decreased for the 2014 Quarter by $428,000 or 15.8% compared to the same period in 2013.  The decrease in operating expense is attributable to the same factors as discussed above regarding the change in revenue.

•

General and administrative expense for the real estate segment increased by $251,000 for the 2014 Quarter compared to the 2013 Quarter due to personnel changes in the Australian real estate department.

•

The Australian quarterly average exchange rate to the U.S dollar climbed to 0.9247 for the 2014 Quarter from 0.9165 for the 2013 Quarter an increase of 0.9% The New Zealand quarterly average exchange rate to the U.S dollar climbed to 0.8419 for the 2014 Quarter from 0.7988 for the 2013 Quarter, an increase of 5.4%.  Both had an impact on the individual components of our income statement.

•

 Real estate segment net operating income decreased for the 2014 Quarter by $42,000 or 1.8% compared to the same period in 2013, due mainly from the reduction in net operating income from the Courtenay Central parking structure closure.

The following tables detail our real estate segment operating results for the nine months ended September 30, 2014 and 2013, respectively (dollars in thousands):

Nine Months Ended September 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,541	$--	$--	$2,541
Property rental income	1,321	10,377	4,157	15,855
Total revenues	3,862	10,377	4,157	18,396

Live theater cost	1,204	--	--	1,204
Property cost	(37)	1,737	1,248	2,948
Occupancy expense	730	1,982	659	3,371
Total operating expense	1,897	3,719	1,907	7,523

Depreciation and amortization	246	1,893	700	2,839

General and administrative expense	34	794	42	870
Segment operating income	$1,685	$3,971	$1,508	$7,164

Operating Data as a Percentage of Revenue for the Nine Months Ended September 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	65.8%	0.0%	0.0%	13.8%
Property rental revenue	34.2%	100.0%	100.0%	86.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	47.4%	0.0%	0.0%	47.4%
Property cost	-2.8%	16.7%	30.0%	18.6%
Occupancy expense	18.9%	19.1%	15.9%	18.3%
Total operating cost and expense	49.1%	35.8%	45.9%	40.9%

Depreciation and amortization	6.4%	18.2%	16.8%	15.4%
General and administrative expense	0.9%	7.7%	1.0%	4.7%
Segment operating income	43.6%	38.3%	36.3%	38.9%

Nine Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,292	$--	$--	$2,292
Property rental income	1,247	10,740	5,485	17,472
Total revenues	3,539	10,740	5,485	19,764

Live theater cost	1,460	--	--	1,460
Property cost	229	1,785	1,262	3,277
Occupancy expense	401	2,376	601	3,379
Total operating expense	2,091	4,161	1,863	8,115

Depreciation and amortization	235	2,001	850	3,086
General and administrative expense	77	406	36	519
Segment operating income	$1,136	$4,172	$2,736	$8,044

Operating Data as a Percentage of Revenue for the Nine Months Ended September 30, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	64.8%	0.0%	0.0%	11.6%
Property rental revenue	35.2%	100.0%	100.0%	88.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	63.7%	0.0%	0.0%	63.7%
Property cost	18.4%	16.6%	23.0%	18.8%
Occupancy expense	11.3%	22.1%	11.0%	17.1%
Total operating cost and expense	59.1%	38.7%	34.0%	41.1%

Depreciation and amortization	6.6%	18.6%	15.5%	15.6%
General and administrative expense	2.2%	3.8%	0.7%	2.6%
Segment operating income	32.1%	38.8%	49.9%	40.7%

•

Real estate revenue decreased for the 2014 Nine Months by $1.4 million or 6.9% compared to the same period in 2013.  The decrease in New Zealand revenue is primarily the result of the closure of the Courtenay Central parking structure which has resulted in an estimated loss of revenue for the New Zealand operations of $2.0 million a year together with the termination of the Hoyts lease at our Dunedin property. This was offset by an overall increase in live theatre revenue by $249,000 or 10.9% compared to the same period in 2013

•

Operating expense for the real estate segment decreased for the 2014 Nine Months by $592,000 or 7.3% compared to the same period in 2013.  This decrease in operating expense was due to the same reasons noted above for the quarterly results.

•

The Australian quarterly exchange rate to the U.S. dollar declined to 0.9247 for the 2014 Nine Months from  0.9821 for the 2013 Nine Months, a decrease of 5.8%. The New Zealand quarterly exchange rate to the U.S. dollar increased to 0.8515 for the 2014 Nine Months from 0.8182 for the 2013 Nine Months, an increase of 4.1%.  Both had an impact on the individual components of our income statement.

•

Real estate segment income decreased for the 2014 Nine Months by $880,000 or 10.9% compared to the same period in 2013, due primarily to the shortfall in operating income from the Courtenay Central parking structure closure, offset by a decrease in operating expenses for 2014 Nine Months and positive operating results from the live theater operations compared to the same period in 2013.

Corporate

Quarterly Results

General and administrative expense decreased slightly by $293,000 for the 2014 Quarter compared to the 2013 Quarter.

Net interest expense decreased by $1.4 for the 2014 Quarter compared to the 2013 Quarter. Our interest expense was lower in the 2014 Quarter due to a change in mark-to-market interest rate swap valuations for the quarter.

Income taxes increased by $561,000 due to improved pretax income in the 2014 Quarter compared to the 2013 Quarter.

Nine Months Results

General and administrative expense increased by $609,000 for the 2014 Nine Months compared to the 2013 Nine Months.  The increase in general and administrative expense during the 2014 Nine Months was due primarily to the increase in pension expenses estimated by our third party actuarial valuation report for 2014.

Net interest expense decreased by $1.5 million for the 2014 Nine Months compared to the 2013 Nine Months as a result of favorable changes in the mark-to-market swap valuations.

Income tax expense increased by $1.6 million for the 2014 Nine Months compared to the 2013 Nine Months primarily because of improved pre-tax income during 2014 compared to 2013.

Other income increased $1.4 million due to insurance proceeds received during the 2014 period for the Courtenay  Central parking structure business interruption recovery claim.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net income attributable to Reading International, Inc. common shareholders of $3.9 million for the 2014 Quarter compared to a net income of $2.4 million for the 2013 Quarter and a net income of $8.5 million for the 2014 Nine Months compared to a net income of $5.9  million for the 2013 Nine Months.  As described above, the increase in net income from 2013 to 2014 was primarily due to improved efficiencies in operations of the cinema business, which is reflected in the decrease in the cinema business total operating expense for the 2014 Nine Months by $4.0 million or  2.6% compared to the same period in 2013.

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

In addition, we review opportunities to monetize our assets where such action could lead to a financially acceptable outcome.  We will also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two cinema or real estate segments.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2014  (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Debt	$2,294	$33,521	$20,247	$22,747	$9,247	$43,685	$131,743
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	870	2,974	--	--	--	--	3,844
Pension liability	171	684	684	684	684	4,643	7,550
Lease obligations	6,482	32,234	28,504	25,878	22,089	60,654	175,841
Estimated interest on debt	1,809	5,876	5,007	4,505	3,627	10,918	31,741
Total	$11,626	$75,289	$54,442	$53,814	$35,647	$147,814	$378,632

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.3 million as of September 30, 2014 primarily as a result of the settlement on January 6, 2011 of our Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $623,000 and $634,000 as of September 30, 2014 and December 31, 2013, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $208,000 and $211,000 as of September 30, 2014 and December 31, 2013, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

Our New Zealand Corporate Credit Facility matures on March 31, 2015 and as such the balance of $21.8 million (NZ$28.0 million) has been reclassified as a current liability on the consolidated balance sheet as of September 30, 2014.

Additionally, the term of our Union Square Theatre Term Loan matures on May 1, 2015. Accordingly, the outstanding balance of this debt of $6.5 million has been classified as a current liability on the consolidated balance sheet as of September 30, 2014.

While no assurances can be given that we will be successful, we currently anticipate that these loans will either be extended or replaced prior to their maturities.

Tax Settlement Liability

As indicated in our 2013 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, it is obligated to pay $290,000 per month, $3.5 million per year, in settlement for its tax liability for its tax year 1996.  At September 30, 2014, Craig Corporation’s remaining tax liability under this agreement was approximately $3.8 million.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $40.6 million of cash and cash equivalents, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operations was $15.0 million in the 2014 Nine Months compared to $16.2 million in the 2013 Nine Months. The year-to-year decrease in cash provided by operations of $1.3 million was due primarily to a $4.1 million increase in operational cash flows offset by a $5.4 million change in operating assets and liabilities.

Investing Activities

Cash used in investing activities for the 2014 Nine Months was $3.0 million compared to $898,000 used in investing activities for the 2013 Nine Months, a change of $2.1 million.  The $3.0 million of cash used in investing activities for the 2014 Nine Months related to:

•	$5.3 million in deposits from a sale of property; and
•	$212,000 of distributions from unconsolidated JV’s and entities;

offset by

•	$8.6 million in property enhancements to our existing properties.

The $898,000 of cash provided by investing activities for the 2013 Nine Months was primarily related to:

•	$1.6 million in cash provided from restricted cash;
•	$2.0 million of proceeds from a note receivable; and
•	$8.0 million of proceeds from time deposits;

offset by

•	$12.7 million in property enhancements to our existing properties;

Financing Activities

Cash used in financing activities for the 2014 Nine Months was $7.8 million compared to $14.3 million of cash used in financing activities for the same period in 2013, resulting in a change of $6.5 million.  The $7.8 million in cash used in financing activities during the 2014 Nine Months was primarily related to:

•	$6.6 million of loan repayments; and
•	$2.3 million used to repurchase Class A non-voting stock;

offset by

•	$975,000 of proceeds from the exercise of stock options.

The $14.3 million in cash used in financing activities during the 2013 Nine Months was primarily related to:

•

$25.1 million of loan repayment including a $6.4 million payoff of our former Liberty Theaters Term Loan, a $6.8 million pay off our Sutton Hill Capital Note, $4.6 million in payments on our Bank of America Revolver and Line of Credit, $6.5 million in payments on our NAB term debt, and a $592,000 pay off of the Nationwide Loan 1; and

•	$2.1 million in noncontrolling interests’ distributions;

offset by

•	$12.5 million of new borrowing including $5.0 million from our Bank of America Revolver and $7.5 million from our new loan on the Orpheum and Minetta Lane Theatres, net of $103,000 of borrowing costs;
•	$263,000 in noncontrolling interests’ contributions; and
•	$249,000 of proceeds from the exercise of stock options.

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

Financial Risk Management

Our internally developed risk management procedure seeks to minimize the potentially negative effects of changes in currency exchange rates and interest rates on the results of operations.  Our primary exposure to fluctuations in the financial markets is currently due to changes in interest rates and currency exchange rates between U.S and Australia and New Zealand.

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

Our exposure to interest rate risk arises out of our long-term debt obligations.  Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a variable rate into a fixed rate by entering into derivative contracts on certain borrowing transactions. Our Australian credit facilities provide for floating interest rates but require that not less than a certain percentage of the loans be swapped into fixed rate obligations using derivative contracts.

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $958,000 and a decrease of $1.0 million during the three and nine months ended September 30, 2014, respectively, and an decrease of  $209,000 and $1.6 million in interest expense during the three and nine months ended September 30, 2013, respectively.  At September 30, 2014 and December 31, 2013, we recorded the fair market value of our interest rate swaps and cap of $2.3 million and $3.3 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

Litigation

We are currently, and are from time to time, involved with claims and lawsuits arising in the ordinary course of our business.  Some examples of the types of claims are:

•	contractual obligations;
•	insurance claims;
•	IRS claims;
•	employment matters;
•	environmental matters; and
•	antitrust issues.

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

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  There have been no material changes to our litigation exposure since our 2013 Annual Report.

Forward-Looking Statements

Our statements in this interim quarterly report contain a variety of forward-looking statement as defined by the Securities Litigation Reform Act of 1995.  Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared.  No guarantees can be given that our expectation will in fact be realized, in whole or in part.  You can recognize these statements by our use of words such as, by way of example, “may,” “might,” “expect,” “believe,” and “anticipate” or other similar terminology.

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
o

The comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in an outside-the-home environment;

o

The extent to which we encounter competition from other cinema exhibitors, from other sources of outside of the home entertainment, and from inside the home entertainment options, such as “home theaters” and competitive film product distribution technology, such as, by way of example, cable, satellite broadcast, DVD and VHS rentals and sales, and so called “movies on demand”;

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

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control,   such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment.

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

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

The SEC requires that registrants include information about potential effects of changes in currency exchange and interest rates in their filings.  Several alternatives, all with some limitations, have been offered.  We base the following discussion on a sensitivity analysis that models the effects of fluctuations in currency exchange rates and interest rates.  This analysis is constrained by several factors, including the following:

•	It is based on a single point in time; and
•	It does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of such an analysis may be useful as a benchmark, they should not be viewed as forecasts.

At September 30, 2014, approximately 52%  and 21% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $31.4 million in cash and cash equivalents.  At December 31, 2013, approximately 55% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $34.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $16.4 million and a increase of $6.4 million for the three and nine months ended September 30, 2014, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 66% and 49% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $13.1 million and $3.9 million, respectively, and the change in our quarterly net income (loss) would be $797,000 and $149,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2014 and December 31, 2013, we have recorded a cumulative unrealized foreign currency translation gain of approximately $38.9 million and $65.6 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  Taking into consideration our interest rate swaps and cap, a 1% increase or decrease in short-term interest rates would have resulted in approximately $162,000 increase or decrease in our 2014 Quarter’s interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures in connection with the preparation of this Quarterly Report.  In its evaluations, our management, including our chief executive officer and our chief financial officer, identified a material weakness in our internal control over financial reporting based on their discovery that our audited consolidated financial statements for the fiscal year ended December 31, 2013 and unaudited consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014 erroneously omitted a $1.4 million tax effect of a 2013 year-end transaction by one of our Reading Australia subsidiaries.  Properly included, the tax effect would have resulted in an increase in our deferred tax asset and total assets and a corresponding increase in our other consolidated income and total liabilities and shareholders’ equity, but would not have had a material effect on our financial condition or results of operations as reflected in our prior financial statements.

In light of the foregoing, our management concluded that our disclosure controls and procedures were not effective to ensure that the tax effect of transactions in our foreign jurisdictions was reported.  As a means of remedying the material weakness and improving our controls and procedures, we have determined to engage tax advisors to support our accounting for taxes in countries in which we have no employees experienced in tax matters.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Ellen Marie Cotter, Margaret Cotter and James J. Cotter, Jr. are the children of James J. Cotter, Sr. and have advised us that they consider their interest in our Company to be a long term family asset and that they intend to continue the Company in the direction established by their father--- as a motion picture exhibition and real estate company.

Ellen Cotter is currently the head of our Domestic Cinema Operations.  She joined our Company in 1998 and has been a director since 2013.

Margaret Cotter has been a director since 2002 and has been President of our live theaters and manages the real estate which houses each of the four live theaters since 2000.  She heads the day-to-day pre-development process and transition of our properties from theatre operations to major realty developments which currently include the Union Square and Cinemas 123 properties.

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

Item 6 – Exhibits

3.1	Amended Article of Incorporation
10.1	John Hunter Separation Agreement
10.2	James J Cotter, Jr. Employment Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:November 12, 2014

By: /s/ James J. Cotter, Jr.

James J. Cotter, Jr.

Chief Executive Officer

Date:November 12, 2014

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

3)

Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

November 12, 2014

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

3)

Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

November 12, 2014

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Reading International, Inc. (the “Company”), for purposes of 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

•

The Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2014 as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934; and

•	The information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  November 12, 2014

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