Form 10-K
period 2014-12-31
READING INTERNATIONAL INC
filed 2015-03-17
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 1-8625

READING INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization) 6100 Center Drive, Suite 900 Los Angeles, CA (Address of principal executive offices)	95-3885184 (I.R.S. Employer Identification Number) 90045 (Zip Code)

Registrant’s telephone number, including Area Code:  (213) 235-2240

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	NASDAQ
Class B Voting Common Stock, $0.01 par value	NASDAQ

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

Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 13, 2015, there were 21,806,632 shares of class A non-voting common stock, par value $0.01 per share and 1,495,490 shares of class B voting common stock, par value $0.01 per share, outstanding.    The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $154,288,323 as of December 31, 2014.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2014

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

1.	Cinema Exhibition, through our 58 cinemas, and
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

At December 31, 2014, the book value of our assets was $401.6 million, and, as of that same date, we had a consolidated stockholders’ book equity of $132.3 million. Calculated based on book value, $107.7 million or 27%, of our assets relate to our cinema exhibition activities and $219.7 million or 55%, of our assets relate to our real estate activities. At December 31, 2014, we had cash and cash equivalents of $50.2 million, which is accounted for as a corporate asset. Our cash included $10.1 million denominated in U.S. dollars, $32.4 million (AUS$39.6 million) in Australian dollars, and $7.7 million (NZ$9.9 million) in New Zealand dollars.

For additional segment financial information, please see Note 22 – Business Segments and Geographic Area Information to our 2014 Consolidated Financial Statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand.  Based on book value, at December 31, 2014, we had approximately 35% of our assets in the United States, 44% in Australia and 21% in New Zealand compared to 29%, 51%, and 20% respectively, at the end of 2013.  For 2014, our gross revenue in these jurisdictions was $130.8 million, $97.3 million, and $26.6 million, respectively, compared to $131.5 million, $100.4 million, and $26.3 million for 2013.  These changes are due primarily to fluctuations in the value of the US Dollar compared to the relative values of the Australian Dollar and the New

Zealand Dollar.  The exchange rate for the Australian Dollar and the New Zealand Dollar compared to the U.S. Dollar on December 31, 2014 and December 31, 2013 were 0.8173 and 0.8929 to US$1.00 and 0.7796 and 0.8229 to US$1.00, respectively.

For additional financial information concerning the geographic distribution of our business, please see Note 22 – Business Segments and Geographic Area Information to our 2014 Consolidated Financial Statements.

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environments. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home, and, that when compared to other forms of outside-the-home  entertainment, movies continue to be a popular and competitively priced option. As we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from (i) the enhancement of our current cinemas (for example, by the addition of luxury seating and broadening our food and beverage offerings), (ii) the development in select markets of specialty cinemas, and (iii) the opportunistic acquisition of already existing cinemas, rather than from the development of new conventional cinemas.  Our circuit has been completely converted to digital projection and sound systems.

   In 2013, we acquired the 50% interest in the Angelika Film Center in New York City that had been previously held by a passive third party investor.  In 2014, we took back, remodeled and upgraded to state-of-the-art status, an eight-screen cinema in New Zealand that, at the time we acquired the underlying fee interest, was leased to a competitor in Dunedin, New Zealand, and finalized an agreement to lease a new state-of-the-art eight plex cinema in a shopping center in Auckland scheduled to open in late 2015. In 2014, we completed an upgrade of our Cinemas 1,2,3 in New York City, which included the installation of luxury recliner seats.  In 2014, we executed a long-term lease for a luxury, state-of-the-art cinema, which will be operated under our Consolidated Theatres brand, in the new Ka Makana Ali’i Shopping Center, a regional mall under development in Kapolei, Hawaii.  It is expected that this cinema will open in 2016.  In 2013 and 2014, in the United States, we continued to expand our Angelika Film Center brand:  (i) in 2013, we acquired the leasehold interest of  the Angelika Film Center in Plano, TX, which was previously operated as a managed cinema,  (ii) entered into a long-term lease for a new, state-of-the-art Angelika Film Centerin the Union Market district of Washington D.C., which is anticipated to open in 2016, and (iii) began  the process of converting one of our San Diego area cinemas to a state-of-the-art Angelika Film Center.  In 2015,  we intend to upgrade the food and beverage menu at a number of our U.S. cinemas.

Given the substantial increase in Manhattan commercial real estate values in recent periods, we are currently advancing plans for the redevelopment of our Cinemas 1, 2, 3 property and of our Union Square property. We currently anticipate that these properties will be redeveloped into approximately 94,000 square feet and 70,000 square feet, respectively, of net leasable area over the next 4 years. In 2012, we acquired in a foreclosure auction as a long-term investment in developable land a 202-acre property, then zoned for the development of over 800 single-family residential units, located in the City of Coachella, California, for $5.5 million.  Our then Chairman, Chief Executive Officer and controlling stockholder, participated in that transaction, and holds a 50% non-management interest in the subsidiary that holds that investment. Overseas, in 2013, we entered into a lease agreement for a new grocery store anchor tenant in our Courtenay Central property in Wellington, New Zealand and are actively pursuing the development of the next phase of that center.  Additionally, we have obtained the necessary land use approvals and are working on plans to add a cinema to our Newmarket shopping center in Brisbane, Australia.

Historically, it has not been our practice to sell assets, except in connection with the repositioning of such assets to a higher and better use. However, in light of market conditions and our desire to free up capital and pay down debt, in 2012, we sold our 24,000 square foot office building in Indooroopilly, Australia for $12.4 million (AUS$12.0 million). In 2013, we entered into a purchase and sale agreement to sell our 3.3-acre properties in Moonee Ponds for $21.4 million (AUS$23.0 million) which is scheduled to close on April 16, 2015 and is currently classified as land held for sale.  In 2014, we sold our undeveloped 50.6-acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $59.1 million (AUS$65.0 million). We received $5.9 million (AUS$6.5 million) at the closing.  The balance of the purchase price is due on December 31, 2017, subject to mandatory pre-payments in the event that any of the land is sold, equal to the greater of (a) 90% of the net sale price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  Because payment of 90% of the purchase price has not been received, the transaction has not been treated as a sale for U.S. GAAP purposes, and continues to be carried on our balance sheet as a long term asset.

Typically, we have endeavored to match the currency in which we have financed our development with the jurisdiction within which these developments are located.  We have followed this approach to reduce our risk to currency fluctuations. This structure however, somewhat limits our ability to move cash from one jurisdiction to another.

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate and cinema company and intend to add to stockholder value by building the value of our portfolio of tangible real estate and entertainment-oriented assets. We endeavor to maintain a reasonable asset allocation between our U.S. and international assets and operations, and between our cash generating cinema operations and our cash-consuming real estate development activities. We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate operation coupled with our international diversification of assets, our business strategy is unique among public companies. While historically we have retained our properties through development, we continue to evaluate the sale of certain assets to provide capital to develop our remaining properties.

At December 31, 2014, our principal assets included:

•

interests in 57 currently operational cinemas comprising some 472 screens, plus interests in two additional leasehold cinemas representing an additional 16 screens, currently under development in the United States, and an additional 8-screen complex being developed in Auckland, New Zealand;

•	fee interests in four live theaters (the Union Square, the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago) and one cinema (the Cinemas 1, 2, 3), in New York City;
•	In addition to the domestic fee interests described immediately above, fee ownership of approximately 21.6 million square feet of developed and undeveloped real estate; and
•	cash and cash equivalents, aggregating $50.2 million.

Our Cinema Exhibition Activities

General

We conduct our cinema operations on four basic and rather simple premises:

•

first, notwithstanding the enormous advances that have been made in home-entertainment technology, humans are essentially social beings and will continue to want to go beyond the home for their entertainment, provided that they are offered clean, comfortable and convenient facilities, with state of the art technology;

•

second, cinemas can be used as anchors for larger retail developments and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate exclusively with third-party anchor tenants;

•

third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema-based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites. While we believe that there will continue to be attractive opportunities to acquire cinema assets and/or to develop upper end specialty type theaters (like our Angelika Film Centers) in the future, we do not feel pressure to build or acquire cinemas for the sake of adding units. We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•

fourth, we are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity. Our fee interests on Union Square and on Third Avenue (near 60th Street) in New York City, each of which is now slated for redevelopment, were initially acquired as, and continue to be used as, entertainment properties.

Our current cinema assets that we own and/or manage are as set forth in the following chart:

	Wholly Owned	Consolidated[1]	Unconsolidated[2]	Managed[3]	Totals
Australia	18 cinemas	2 cinemas	1 cinema[4]	None	21 cinemas
	138 screens	11 screens	16 screens	None	165 screens

New Zealand	8 cinemas	None	2 cinemas[5]	None	10 cinemas
	46 screens	None	13 screens	None	59 screens

United States	25 cinemas	1 cinema	None	1 cinema	27 cinemas
	245 screens	3 screens	None	4 screens	252 screens

Totals	51 cinemas	3 cinemas	3 cinemas	1 cinemas	58 cinemas
	429 screens	14 screens	29 screens	4 screens	476 screens

[1] Cinemas owned and operated through consolidated, but not wholly owned subsidiaries.

[2] Cinemas owned and operated through unconsolidated associates.

[3] Cinemas in which we have no ownership interest, but which are operated by us under management agreements.

[4] 33.3% unincorporated joint venture interest.

[5] 50% unincorporated joint venture interest.

We focus on the ownership and/or operation of three categories of cinemas:

•	first, modern stadium seating multiplex cinemas featuring conventional film product;
•	second, specialty and art cinemas, such as our Angelika Film Centers in Manhattan, Dallas, Plano, and Fairfax, Virginia and the Rialto cinema chain in New Zealand; and
•

third, in certain markets, including New York City and particularly small town markets that will not support the development of a modern stadium design multiplex cinema, conventional sloped floor cinemas.

We also have various premium class offerings, including luxury seating, premium audio, private lounges, cafés and bar service, and other amenities, in certain of our cinemas and are in the process of converting certain of our other existing cinemas to provide this premium offering as well.

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

Our cinemas generated approximately 66% of their 2014 revenue from box office receipts.  Ticket prices vary by location and we offer reduced rates for senior citizens, children and, in certain markets, military and students.

Show times and features are placed in advertisements in local newspapers, internet sites, and on our various websites. In the United States, film distributors may also advertise certain feature films in various print, radio and television media, as well as on the internet and those costs are generally paid by distributors. In Australia and New Zealand, the exhibitor typically pays the costs of local newspaper film advertisements, while the distributors are responsible for the cost of any national advertising campaign. Additionally, we are increasing our presence in social media and, thereby reducing our dependency on print advertising.

Concession sales accounted for approximately 28% of our total 2014 cinema revenue. Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, concession products are primarily popcorn, candy, and soda.

Screen advertising and other revenue contribute approximately 6% of our total 2014 cinema revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies provide such advertising for us.

In New Zealand, we also own a one-third interest in Rialto Distribution  Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  The remaining two-thirds interest is owned by the founders of Rialto Distribution, who have been in the art film distribution business since 1993.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage all of our cinemas with executives located in Los Angeles, Manhattan, Melbourne, Australia, and Wellington, New Zealand. Approximately 2,378 individuals were employed (on a full time or part time basis) in our cinema operations in 2014. Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we are principally responsible for the booking of the cinemas, our joint venture partner, Greater Union, manages the day-to-day operations of these New Zealand cinemas.  In addition, we have a one-third interest in a 16-screen Brisbane cinema.  Greater Union manages that cinema as well.

Licensing/Pricing

Film product is available from a variety of sources, ranging from the major film distributors such as Paramount Pictures, Twentieth Century Fox, Warner Bros, Buena Vista Pictures (Disney), Sony Pictures Releasing, Universal Pictures and Lionsgate to a variety of smaller independent film distributors.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors. The major film distributors dominate the market for mainstream conventional films.  Art and specialty film is distributed through the art and specialty divisions of these major distributors, such as Fox Searchlight and Sony Pictures Classics, and through independent distributors such as The Weinstein Company. Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts that will vary from film-to-film as films are licensed in Australia, New Zealand and the United States on a film-by-film, theater-by-theater basis.

In certain markets in the US, film may be allocated by the distributor among competitive cinemas, and in other U.S. markets we have access to all available film.  With respect to art and specialty film, we, from time-to-time, are unable to license every art and specialty film that we may  desire to play. Generally, in the Australian and New Zealand markets, we generally have access to all available film product. The fact that our cinemas in certain markets have a film allocation has not in recent periods been a major impediment to our operations.

Competition

In each of the United States, Australia, and New Zealand, film patrons typically select the cinema that they are going to go to first by selecting the film they want to see, and then by selecting the cinema in which they would prefer to see it. Accordingly, the principal factor in the success or failure of a particular cinema is access to popular film products. If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, of necessity, go to that cinema. If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience and quality of the various cinemas. In certain markets, distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, at their complete and absolute discretion, even though the number of “digital prints” is theoretically unlimited. Some competitors, like AMC, are becoming increasing aggressive in their efforts to prevent competitors from access to film product in film zones where they have cinemas.

Competition for films can be intense, depending upon the number of cinemas in a particular market. Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens we can supply to distributors. Moreover, in the United States, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and AMC, these mega-exhibition companies are in a position to offer distributors access to many more screens in major markets than we can. Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves. The situation is different in Australia and New Zealand, where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.  However, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films.

Once a patron has selected the film, the choice of cinema is typically impacted by the quality of the cinema experience offered, weighed against convenience and cost. For example, most cinema patrons seem to prefer a modern stadium design multiplex to an older sloped floor cinema, and to prefer a cinema that either offers convenient access to free parking (or public transport) over a cinema that does not.  However, if the film they desire to see is only available at a limited number of locations, they will typically choose the film over the quality of the cinema and/or the convenience of the cinema. Generally speaking, our cinemas are modern multiplex cinemas with good and convenient parking. As discussed further below, the availability of 3D or digital technology and/or premium class seating can also be a factor in the preference of one cinema over another.

In recent periods, a number of cinemas have been opened or re-opened featuring luxury seating and/or expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat.  We have for a number of years offered alcoholic beverages in certain of our Australia and New Zealand cinemas and at certain of our Angelika Film Centers in the U.S.  We are currently working to upgrade the seating and food and beverage offerings (including the offering of alcoholic beverages) at a number of our existing locations.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are Regal (with 7,367 screens in 574 cinemas), AMC (with 4,968 screens in 342 cinemas), Cinemark (with 5,603 screens in 488 cinemas), and Carmike (with 2,896 screens in 273 cinemas).  As of December 31, 2014, we were the 11th largest exhibitor with 1% of the box office in the United States with 252 screens in 27 cinemas.

The principal exhibitors in Australia are Greater Union, which does business under the Event name (a subsidiary of Amalgamated Holdings Limited), Hoyts Cinemas (“Hoyts”), and Village. The major exhibitors control approximately 65% of the total cinema box office: Event 30%, Hoyts 20%, and Village 15%.  Event has 434 screens nationally, Hoyts 333 screens, and Village 207 screens.  By comparison, our 149 screens (excluding any partnership theaters) represent approximately 7% of the total box office.

The principal exhibitors in New Zealand are Event with 98 screens nationally and Hoyts with 63 screens.  Reading has 46 screens (excluding partnerships).  The major exhibitors in New Zealand control approximately 57% of the total box office: Event 37% and Hoyts 20%.  Reading has 12% of the market (Event and Reading market share figures exclude any partnership theaters).

Greater Union is the owner of the Birch Carroll & Coyle chain in Australia and purchased Sky Cinemas in New Zealand during 2010.  In addition, generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village. These companies have substantial capital resources.  Village had a publicly reported consolidated net worth of approximately $539.3 million (AUS$572.1 million) at June 30, 2014.  The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $867.6 million (AUS$920.4 million) at June 30, 2014. Hoyts is privately held and does not publish financial reports. Hoyts was sold in December 2014 by Pacific Equity Partners to a Chinese private equity group, Sun Xishuang.

In Australia, the industry is somewhat vertically integrated in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand for Warner Brothers. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Hoyts is also involved in film production and distribution.

Digital Exhibition

After years of uncertainty as to the future of digital exhibition and the impact of this technology on cinema exhibition, it became clear in 2012 that the industry must go digital. We have now completed the conversion of all of our U.S., Australian, and New Zealand cinema operations to digital projection.  We anticipate that the cost of this conversion, over time, will be covered in substantial part by the receipt of “virtual print fees” paid by film distributors for the use of such digital projection equipment.

In-Home Competition

The “in-home” entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to and quality of entertainment programming through cable, satellite, internet distribution channels, and DVD. The success of these alternative distribution channels put additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates. These are issues common to both our U.S. and international cinema operations.

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

Employees

We have 75 full-time executive and administrative employees and approximately 2,378 cinema employees. Some of our cinema employees in Wellington, Rotorua, and Christchurch, New Zealand are unionized, as are our projectionists in Hawaii. None of our other employees are subject to union contracts. Our union contracts with respect to our New Zealand employees have been renewed through to 2015.  None of our Australian-based employees is unionized. Overall, we are of the view that the existence of these contracts does not materially increase our costs of labor or our ability to compete. We believe our relations with our employees to be generally good.

Our Real Estate Activities

Our real estate activities have historically consisted principally of:

•

the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or  cinema based real estate development projects;

•	the acquisition of fee interests in land for general real estate development;
•	the leasing to production companies of our live theaters; and
•	the redevelopment of our existing fee-owned cinema or live theater sites to their highest and best use.

While we report our real estate as a separate segment, it has historically operated as an integral portion of our overall business and, again historically, has principally been in support of that business.  In recent periods, however, we have acquired or developed properties that do not have any cinema or other entertainment component.  As opportunities for cinema development become more limited, it is likely that our real estate activities will continue to expand beyond the development of entertainment-oriented properties.

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

Cinema Exhibition and Live Theater Business Risk Factors

We operate in a highly competitive environment with many competitors who are significantly larger and may have significantly better access to funds than do we.

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

Both our cinema and live theater operations face competition from developing “in-home” sources of entertainment. These include competition from  cable and satellite television, Video on Demand (“VOD”), DVD,  the internet and other sources of entertainment, and video games. The quality of in-house entertainment systems, as well as programming available on an in-home basis has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security of an ”in-home” entertainment experience to the more public experience offered by our cinemas and live theaters. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” forms of distribution.

The narrowing and/or elimination of this so-called “window” for cinema exhibition may be problematic for the cinema exhibition industry.  However, to date, indications by the major film distributors to continue to narrow or eliminate the window have  been strenuously resisted by the cinema exhibition industry and we view the total elimination of the cinema exhibition window by major film distributors, while theoretically possible, to be unlikely.

However, there is the risk that, over time, distributors may move towards simultaneous release of motion picture product in multiple channels of distribution. Also, some traditional in-home distributors have begun the production of full-length movies, specifically for the purpose of direct or simultaneous release to the in-home market. These factors may adversely affect the competitive advantage enjoyed by cinemas over “in-home” forms of entertainment, as it may be that both the cinema market and the “in-home” market will have simultaneous access to the same motion picture product. In 2014, a number of movies were released on a simultaneous basis to movie exhibitors and to in-home markets. It is likely that this trend will continue, making it increasingly important for exhibitors to enhance the convenience and quality of the theater-going experience.

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

Our ability to generate revenue and profits is largely dependent on factors outside of our control, specifically, the continued ability of motion picture and live theater producers to produce films and plays that are attractive to audiences, the amount of money spent by film distributors to promote their motion pictures, and the willingness of these producers to license their films on terms that are financially viable to our cinemas and to rent our theaters for the presentation of their plays.  To the extent that popular movies and plays are produced, our cinema and live theater activities are ultimately dependent upon our ability, in the face of competition from other cinema and live theater operators, to book these movies and plays into our facilities, and to provide a superior customer offering.

We rely on film distributors to supply the films shown in our theatres. In the U.S., the film distribution business is highly concentrated, with seven major film distributors accounting for approximately 89.1% of U.S. box office revenues. Numerous antitrust cases and the consent decree resulting from these antitrust cases affect the distribution of films. The consent decree binds major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

Adverse economic conditions could materially affect our business by reducing discretionary income and by limiting or reducing sources of film and live theater funding.

Cinema and live theater attendance is a luxury, not a necessity.  Accordingly, a decline in the economy resulting in a decrease in discretionary income, or a perception of such a decline, may result in decreased discretionary spending, which could adversely affect our cinema and live theater businesses. Adverse economic conditions can also affect the supply side of our business, as reduced liquidity can adversely affect the availability of funding for movies and plays.  This is particularly true in the case of Off-Broadway plays, which are often times financed by high net worth individuals (or groups of such individuals) and that are very risky due to the absence of any ability to recoup investment in secondary markets like DVD, cable, satellite or internet distribution.

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

A number of new entrants, such as Alamo Drafthouse, offering an expanded food and beverage menu (including the sale of alcoholic beverages) have emerged in recent periods. In addition, some competitors are converting existing cinemas to provide such expanded menu offerings. The existence of such cinemas may alter traditional cinema selection practices of moviegoers, as they seek out cinemas with such expanded offerings as a preferred alternative to traditional cinemas.

Real Estate Development and Ownership Business Risks

We operate in a highly competitive environment, in which we must compete against companies with much greater financial and human resources than we have.

We have limited financial and human resources, compared to our principal real estate competitors.  In recent periods, we have relied heavily on outside professionals in connection with our real estate development activities.  Many of our competitors have significantly greater resources and may be able to achieve greater economies of scale than we can.

Risks Related to the Real Estate Industry Generally

Our financial performance will be affected by risks associated with the real estate industry generally.

Events and conditions generally applicable to developers, owners, and operators of real property will affect our performance as well.  These include (i) changes in the national, regional and local economic climate, (ii) local conditions such as an oversupply of, or a reduction in demand, for commercial space and/or entertainment-oriented properties, (iii) reduced attractiveness of our properties to tenants, (iv) the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own, (v) competition from other properties, (vi) inability to collect rent from tenants, (vii) increased operating costs, including labor, materials, real estate taxes, insurance premiums, and utilities, (viii) costs of complying with changes in government regulations, (ix) the relative illiquidity of real estate investments, and (x) decreases in sources of both construction and long-term lending as traditional sources of such funding leave or reduce their commitments to real estate-based lending.  In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in declining rents or increased lease defaults.

We may incur costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act and similar statutory regimes in Australia and New Zealand or under applicable state or local law, all places of public accommodation (including cinemas and theaters) are required to meet certain governmental requirements related to access and use by persons with disabilities.  A determination that we are not in compliance with those governmental requirements with respect to any of our properties could result in the imposition of fines or an award of damages to private litigants.  The cost of addressing these issues could be substantial.

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

Real estate development involves a variety of risks, including the following:

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

•

The procurement of necessary land use entitlements for the project.  This process can take many years, particularly if opposed by competing interests.  Competitors and community groups (sometimes funded by such competitors) may object based on various factors, including, for example, impacts on density, parking, traffic, noise levels and the historic or architectural nature of the building being replaced. If they are unsuccessful at the local governmental level, they may seek recourse to the courts or other tribunals.  This can delay projects and increase costs.

•

The construction of the project on time and on budget.  Construction risks include the availability and cost of finance; the availability and costs of material and labor; the costs of dealing with unknown site conditions (including addressing pollution or environmental wastes deposited upon the property by prior owners); inclement weather conditions; and the ever-present potential for labor-related disruptions.

•

The leasing or sell-out of the project.  Ultimately, there are risks involved in the leasing of a rental property or the sale of a condominium or built-for-sale property.  For our entertainment-themed retail centers (“ETRCs”), the extent to which our cinemas can continue to serve as an anchor tenant will be influenced by the same factors as will influence generally the results of our cinema operations.  Leasing or sale can be influenced by economic factors that are neither known nor knowable at the commencement of the development process and by local, national, and even international economic conditions, both real and perceived.

•

The refinancing of completed properties.  Properties are often developed using relatively short-term loans.  Upon completion of the project, it may be necessary to find replacement financing for these loans.  This process involves risk as to the availability of such permanent or other take-out financing, the interest rates, and the payment terms applicable to such financing, which may be adversely influenced by local, national, or international factors.  To date, we have been successful in negotiating development loans with “roll over” or other provisions mitigating our need to refinance immediately upon completion of construction.

The ownership of properties involves risk.

The ownership of investment properties involves risks, such as:  (i) ongoing leasing and re-leasing risks, (ii) ongoing financing and re-financing risks, (iii) market risks as to the multiples offered by buyers of investment properties, (iv) risks related to the ongoing compliance with changing governmental regulation (including, without limitation, environmental laws and requirements to remediate environmental contamination that may exist on a property (such as, by way of example, asbestos), even though not deposited on the property by us), (v) relative illiquidity compared to some other types of assets, and (vi) susceptibility of assets to uninsurable risks, such as biological, chemical or nuclear terrorism, or risks that are subject to caps tied to the concentration of such assets in certain geographic areas, such as earthquakes. Furthermore, as our properties are typically developed around an entertainment use, the attractiveness of these properties to tenants, sources of finance and real estate investors will be influenced by market perceptions of the benefits and detriments of such entertainment type properties.

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

International Business Risks

Our international operations are subject to a variety of risks, including the following:

Risk of currency fluctuations.  While we report our earnings and assets in US dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars. The value of these currencies can vary significantly compared to the US dollar and compared to each other. We typically have not hedged against these currency fluctuations, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies. However, we do have debt at our parent company level that is serviced by our overseas cash flow and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the US dollar.  $32.4 million (AUS$39.6 million) of our Australian cash and $7.7 million (NZ$9.9 million) of our New Zealand cash is denominated in local currencies and subject to the risk of currency exchange rate fluctuations. Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

Exchange Rates
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
US$ Per Unit of Foreign Currency
1996
1999
2002
2005
2008
2011
2014
Average Yearly Rate
Australia $
New Zealand $

•

Risk of adverse government regulation. At the present time, we believe that relations between the United States, Australia, and New Zealand are good.  However, no assurances can be given that this relationship will continue and that Australia and New Zealand will not in the future seek to regulate more highly the business done by US companies in their countries.

•

Risk of adverse labor relations.  Any deterioration in labor relations could lead to an increased cost of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave).

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

In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have from time-to-time had negative working capital. This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets as is the case in other industries such as manufacturing and distribution.

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

In February 2007, we issued $50.0 million in 20-year Trust Preferred Securities (“TPS”), and utilized the net proceeds principally to retire short-term bank debt in New Zealand and Australia.  The interest rate on our TPS was only fixed for five years. Additionally, we used US dollar denominated obligations to retire debt denominated in New Zealand and Australian dollars, which has increased our exposure to currency risk. In the first quarter of 2009, we repurchased $22.9 million of our TPS at a 50% discount.

At the present time, corporate borrowers both domestically and internationally are facing greater than normal constraints on liquidity. No assurances can be given that we will be able to refinance these debts as they become due.

We have substantial lease liabilities.

Most of our cinemas operate in leased facilities. These leases typically have “cost of living” or other rent adjustment features and require that we operate the properties as cinemas.  A downturn in our cinema exhibition business might, depending on its severity, adversely affect the ability of our cinema operating subsidiaries to meet these rental obligations.  Even if our cinema exhibition business remains relatively constant, cinema level cash flow will likely be adversely affected unless we can increase our revenue sufficiently to offset increases in our rental liabilities. Unlike property rental leases, our newly added digital equipment leases do not have “cost of living” or other lease adjustment features.

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2014 of only approximately 56,000 shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

Pending disputes among the Cotter family raise uncertainty regarding control of our company, and may distract the time and attention of our officers and directors from our business and operations or interfere with the effective management of our company.

As we have previously reported, the Reading Voting Trust established by James J. Cotter, Sr., our deceased former Chairman of the Board and Chief Executive Officer and former controlling stockholder, holds at least 696,080 shares of our Class B Voting Stock (“Voting Stock”) constituting approximately 46.5% of the voting power of our outstanding capital stock.  The Reading Voting Trust also may hold an additional 327,808 shares of Voting Stock, constituting approximately 21.9% of the voting power of our outstanding capital stock, based upon an assignment of such shares purportedly executed by Mr. Cotter, Sr., prior to this death.  We are informed that, in the event these shares were not effectively transferred to the Reading Voting Trust, they would eventually pour over into the Trust.  In the meantime, however, they may instead make up part of the Estate of James J. Cotter, Deceased (the “Estate” and collectively with the Reading Voting Trust and the James J. Cotter Living Trust, the “Cotter Estate”) that is being administered in the State of Nevada.  On December 22, 2014, the District Court of Clark County, Nevada, appointed Ellen Cotter, the Chair of our Board of Directors and our Chief Operating Officer- Domestic Cinemas and Margaret Cotter, Vice Chairman of our Board of Directors, as co-executors of the Estate.

A 2013 amended and restated declaration of trust names Margaret Cotter as the sole trustee of the Reading Voting Trust and names James J. Cotter, Jr., our President and Chief Executive Officer and a director of our company, as the first alternate trustee in the event that Margaret Cotter is unable or unwilling to act as trustee.  A 2014 partial amendment to the declaration of trust, however, names Margaret Cotter and James J. Cotter, Jr. as co-trustees of the Reading Voting Trust and provides that, in the event they are unable to agree upon an important trust decision, they shall rotate the trusteeship between them annually on each January 1st.  It further directs the trustees of the Reading Voting Trust to, among other things, vote such shares of our Voting Stock held by the Reading Voting Trust in favor of the election of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. to our board of directors.

On February 6, 2015, Ellen Cotter and Margaret Cotter filed a Petition in the Superior Court of the State of California, County of Los Angeles, captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755).  The Petition, among other things, seeks relief that could determine the validity of the 2014 partial amendment and who, as between Margaret Cotter and James J. Cotter Jr., has authority as trustee or co-trustees of the Reading Voting Trust to vote the Reading Voting Trust’s shares of our Voting Stock (in whole or in part) and the scope and extent of such authority.  James J. Cotter, Jr. has advised us that he intends to file an opposition to the Petition.

Although the company is not a party to this lawsuit and takes no position as to the claims asserted or the relief sought therein, the matters raised in the Petition create uncertainty regarding control of our company. Until these matters can be resolved, it is unclear whether the Reading Voting Trust owns a majority of our outstanding shares of Voting Stock and, as such, can determine the outcome of the election of directors of our company and of any other matters that may be presented for approval by our stockholders.  It also is unclear whether Margaret Cotter, or she and James J. Cotter, Jr., together, has authority as trustee or co-trustees of the Reading Voting Trust to vote the shares of our Voting Stock currently held by the Reading Voting Trust or any additional shares of our Voting Stock that may be determined to be held by the Reading Voting Trust instead of the Estate.

These pending matters may distract the Cotter family’s time and attention from the business and operations of our Company and thus have an adverse effect on its effective management.

The interests of our controlling stockholder may conflict with your interests.

As of December 31, 2014, the Cotter Estate beneficially owns 70.4% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  For as long as the Cotter Estate continues to own shares of common stock representing more than 50% of the voting power of our common stock. The Cotter Estate will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. The Cotter Estate will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to the Cotter Estate but not to other stockholders.  In addition, the Cotter Estate and its affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 25 – Related Parties and Transactions to our 2014 Consolidated Financial Statements).

Since we are a Controlled Company, our Directors have determined to take advantage of certain exemptions provide by the NASDAQ from the corporate governance rules adopted by that Exchange.

Generally speaking, the NASDAQ requires listed companies to meet certain minimum corporate governance provisions.  However, a “Controlled Corporation”, such as we, may elect not to be governed by certain of these provisions.  Our board of directors has elected to exempt our Company from requirements that (i) at least a majority of our directors be independent, (ii) nominees to our board of directors be nominated by a committee comprised entirely of independent directors or by a majority of our Company’s independent directors, and (iii) the compensation of our chief executive officer be determined or recommended to our board of directors by a compensation committee comprised entirely of independent directors or by a majority of our Company’s independent directors.  Notwithstanding the determination by our board of directors to opt-out of these NASDAQ requirements, a majority of our board of directors is nevertheless currently comprised of independent directors, and our compensation committee is nevertheless currently comprised entirely of independent directors.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

Executive and Administrative Offices

We lease approximately 11,700 square feet of office space in Los Angeles, California to serve as our executive headquarters.  We own an 8,100 square foot office building in Melbourne, Australia, approximately 5,200 square feet of which serves as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We maintain our accounting personnel and certain IT and operational personnel in approximately 5,900 square foot of offices located in our Wellington Courtenay Central ETRC.  We occupy approximately 3,500 square feet at our Village East leasehold property for administrative purposes.

Entertainment Properties

Entertainment Use Leasehold Interests

As of December 31, 2014, we lease approximately 1.8 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	942,000	2015 – 2049
Australia	724,000	2017 – 2049
New Zealand	150,000	2024 – 2034

On December 31, 2013, we settled a management fee claim that we had with the owner of the lease interest in the Plano, Texas cinema that we had managed since 2003.  As part of the settlement, we acquired that entity.  Also, in September 2013, we took back a cinema at one of our fee properties in New Zealand and have refurbished that cinema. The cinema was already leased to a competitor at the time we acquired it in May 2007. During the first quarter of 2014, we entered into a lease for a new state-of-the-art Angelika Film Center currently being developed by Edens in the Union Market area of Washington D.C. In December 2014, we entered into a lease for a new luxury cinema, under the Consolidated Theatres brand, at the new Ka Makana Ali'i Shopping Center being developed in Kapolei, Hawaii by an affiliate of DeBartolo Development and finalized terms for a new 8-screen cinema complex in Auckland, New Zealand.

Fee Interests

In Australia, as of December 31, 2014, we own approximately 900,000 square feet of land at seven locations.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney. This figure does not include our 50.6-acre Burwood site and our 3.3-acre Moonee Pond site, which in both cases have been sold (but have yet to be recognized as a sale under U.S. GAAP).  Of these fee interests, approximately 138,000 square feet are currently improved with cinemas.

In New Zealand, as of December 31, 2014, we own approximately 3.4 million square feet of land at seven locations. This includes the Courtney Central ETRC in Wellington, the 70.3-acre Manukau site, and the fee interests underlying four cinemas in New Zealand, which properties include approximately 21,000 square feet of ancillary retail space.

In the United States, as of December 31, 2014, we own approximately 134,000 square feet of improved real estate comprised of four live theater buildings, which include approximately 58,000 square feet of leasable space, and the fee interest in our Cinemas 1, 2, 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest). We also own 202 acres of unimproved land in Coachella Valley, California, held through a limited liability company in which the Cotter Estate has a 50% non-managing interest.

Live Theaters (“Liberty Theaters”)

Included among our real estate holdings are four “Off Broadway” style live theaters, operated through our Liberty Theaters subsidiary. We license theater auditoriums to the producers of “Off Broadway” theatrical productions and provide various box office and concession services. The terms of our licenses are, naturally, principally dependent upon the commercial success of our tenants.  STOMP has been playing at our Orpheum Theatre in excess of 20 years. While we attempt to choose productions that we believe will be successful, we have no control over the production itself.  At the current time, we have three single auditorium theaters in Manhattan:

•	the Minetta Lane (399 seats);
•	the Orpheum (347 seats); and
•	the Union Square (499 seats).

We also own a four-auditorium theater complex, the Royal George in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats).  Two of the properties, the Union Square and the Royal George, have ancillary retail and office space.

Liberty Theaters is primarily in the business of renting theater space. However, we may from time-to-time participate as an investor in a play, which can help facilitate the production of the play at one of our facilities, and do from time-to-time rent space on a basis that allows us to share in a production’s revenue or profits.  Revenue, expense, and profits are reported as a part of the real estate segment of our business.

Joint Venture Cinema Interests

We also hold real estate through several unincorporated joint ventures, two 75%-owned subsidiaries, and one majority-owned subsidiary, as described below:

•

in Australia, we own a 75% interest in a subsidiary company that leases two cinemas with eleven screens in two Australian country towns, and a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane.

•	in New Zealand, we own a 50% unincorporated joint venture interest in two cinemas with 13 screens in the New Zealand cities of Auckland and Dunedin.
•

In the United States, we own a 75% managing member interest in the limited liability company that owns our Cinemas 1, 2, 3 property and a 50% managing member interest in Shadow View Land & Farming, LLC which owns an approximately 202-acre property in Riverside County, California that is currently zoned for residential and approved for over 800 single-family lots.

Operating Property

As of December 31, 2014, we own fee interests in approximately 1.0 million square feet of income-producing properties (including certain properties principally occupied by our cinemas).

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property[6]	(rental/entertainment)	Leased	(in U.S. Dollars)

Auburn	60000 / 57000
100 Parramatta Road	Plus a 871-space	100%	$27,998,657
Auburn, NSW, Australia	parking structure

Belmont
Knutsford Avenue and	15000 / 45000	100%	$12,758,425
Fulham Street
Belmont, WA, Australia

Bundaberg
1 Johanna Boulevard	0 / 52840	N/A	$1,790,443
Bundaberg, QLD, Australia

Cinemas 1, 2, 3[7]
1003 Third Avenue	0 / 21000	N/A	$24,999,953
Manhattan, NY, USA

Courtenay Central	33000 / 76000
100 Courtenay Place	Plus a 1,086-space	70%	$36,021,239
Wellington, New Zealand	parking structure

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property	(rental/entertainment)	Leased	(in U.S. Dollars)

Dunedin Cinema
33 The Octagon	0 / 25295	N/A	$8,186,274
Dunedin, New Zealand

Invercargill Cinema
29 Dee Street	9000 / 24000	69%	$3,060,830
Invercargill, New Zealand

LA Doheny Condominium[8]
9255 Doheny Road	0 / 1650	N/A	$552,449
Los Angeles, CA, USA

Lake Taupo Motel[9]
138-140 Lake Terrace Road	9000 / 0	Short-term rentals	$1,084,539
Taupo, New Zealand
Maitland Cinema
Ken Tubman Drive	0 / 22000	N/A	$1,944,346
Maitland, NSW, Australia
Minetta Lane Theatre
18-22 Minetta Lane	0 / 9000	N/A	$8,617,669
Manhattan, NY, USA
Napier Cinema
154 Station Street	12000 / 18000	100%	$3,344,521
Napier, New Zealand
Newmarket
400 Newmarket Road	93000 / 0
Newmarket, QLD,	Plus a 436-space	100%	$35,681,345
Australia	parking structure
Orpheum Theatre
126 2nd Street	1000 / 5000	100%	$3,565,021
Manhattan, NY, USA
Royal George	37000 / 23000
1633 N. Halsted Street	Plus a 55-space	91%	$3,491,119

Chicago, IL, USA	parking structure
Rotorua Cinema
1281 Eruera Street	0 / 19000	N/A	$2,879,638
Rotorua, New Zealand
Union Square Theatre
100 E. 17th Street	21000 / 17000	100%	$9,721,163
Manhattan, NY, USA
York Street Office
98 York Street	2906/10271	N/A	$2,411,318
South Melbourne, VIC,
Australia

[6] Rental square footage refers to the amount of area available to be rented to third parties and the percentage leased is the amount of such rental square footage currently leased to third parties.  A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage. The gross book value refers to the gross carrying cost of the land and buildings of the property.  Book value and rental information are as of December 31, 2014.

[7] This property is owned by a limited liability company in which we hold a 75% managing member interest.  The remaining 25% is owned by Sutton Hill Capital, LLC (“SHC”), a company owned in equal parts by the Cotter Estate and a third party.

[8] This property has been sold as of February 25, 2015 for $3.0 million.  At December 31, 2014 this asset was classified as an Asset Held for Sale.

[9] On February 21, 2015 this property received an unsolicited purchase offer. The potential purchaser is currently performing due diligence procedures.

Long-Term Leasehold Operating Property

In addition, in certain cases we have long-term leases that we view more akin to real estate investments than cinema leases. As of December 31, 2014, we had approximately 155,000 square foot of space subject to such long-term leases.

	Square Feet of
	Improvements	Percentage	Gross Book Value
Property[10]	(rental/entertainment)	Leased	(in U.S. Dollars)

Manville	0 / 53000	N/A	$2,341,078

Tower	0 / 16000	N/A	$1,014,352

Village East[11]	4000 / 38000	100%	$8,922,022

Waurn Ponds	6000 / 38000	100%	$5,781,143

[10] Rental square footage refers to the amount of area available to be rented to third parties, and the percentage leased is the amount of rental square footage currently leased to third parties.  A number of our long-term leasehold operating property includes entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  Book value includes the entire investment in the leased property, including any cinema fit-out.  Rental and book value information is as of December 31, 2014.

[11] The lease of the Village East provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term in 2020.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC's interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  See Note 25 - Related Parties and Transactions to our 2014 Consolidated Financial Statements.

Investment and Development Property

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land.  In addition, we anticipate that redevelopment of one or more of our existing developed properties may also occur.

		Gross Book Value
Property[12]	Acreage	(in U.S. Dollars)	Status

Auburn, Sydney, NSW, Australia	2.6 acres	$1,902,000	We are actively pursuing the development of the next phase of this property.
Burwood, VIC, Australia	50.6 acres	$42,588,114	Property was contracted to sell in 2014. Currently classified as an Asset Held for Sale.
Coachella, CA, USA	202 acres	$5,510,000	We continue to evaluate our options with regards to this property.
Courtenay Central, Wellington, New Zealand (Including Wakefield and Taranaki)	1.1 acres	$7,086,587	We are actively pursuing the development of the next phase of this property having signed a lease agreement for a Countdown (Woolworths) supermarket to be developed on this site.
Lake Taupo, Taupo, New Zealand	0.5 acre	$1,100,000	On February 21, 2015 this property received an unsolicited purchase offer. The potential purchaser is currently performing due diligence procedures.
Manukau, Auckland, New Zealand	64 acres zoned agricultural and 6.4 acres zoned light industrial	$13,363,008

The bulk of the land is zoned for agriculture and is currently used for horticulture commercial purposes.  A development plan has been filed to rezone the property for warehouse, distribution and manufacturing uses.  We currently anticipate that this rezoning will be approved.  In 2010, we acquired an adjacent property that is zoned industrial, but is currently unimproved.  That property links our existing parcel with the existing road network.

Moonee Ponds, Victoria, Australia	3.3 acres	$10,111,562

In November 2013, we entered into a definitive purchase and sale agreement to sell our properties located in Moonee Ponds, Victoria, Australia, with a scheduled closing date of April 16, 2015. Currently classified as an Asset Held for Sale

Newmarket Queensland, Australia	0.62 acres	$4,649,275	We are actively pursuing the development of this property.

 [12] A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.  The gross book value includes, as applicable, the land, building, development costs, and capitalized interest.

Some of our income operating property and our investment and development property carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Note 12 – Notes Payable to our 2014 Consolidated Financial Statements.

Other Property Interests and Investments

We own the fee interest in 11 parcels comprising 195 acres in Pennsylvania and Delaware. These acres consist primarily of vacant land. With the exception of certain properties located in Philadelphia (including the raised railroad bed leading to the old Reading Railroad Station), the properties are principally located in rural areas of Pennsylvania and Delaware. These properties are unencumbered by any debt.

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

CRG and the IRS agreed to compromise the claims made by the IRS against CRG and the Tax Court’s order was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its claimed adjustment to income.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group was to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000 and increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of January 6, 2011.  On October 26, 2011, CRG reached an agreement with the IRS for an installment plan to pay off this federal tax liability, including additional interest accruals at the prescribed IRS floating rate. The agreement requires monthly payments of $290,000 over a period of approximately five years. As of December 31, 2014 and 2013, after the payments made during 2014 and 2013, respectively, the remaining federal tax obligation was $5.32 million and $8.3 million, respectively, in tax and interest.  Of the $5.32 million owed to the IRS as of December 31, 2014, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.  Of the $8.3 million owed to the IRS as of December 31, 2013, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.

The impact of the settlement upon the state taxes of the Reading consolidated group, if the adjustment to income agreed with the IRS were reflected on state returns, would be an obligation of approximately $1.4 million in tax plus interest.  As of December 31, 2014, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency is asserted.

Environmental and Asbestos Claims

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain of title of properties that may suffer from pollution.  Accordingly, certain of these subsidiaries have, from time-to-time, been named in and may in the future be named in various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time-to-time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time to time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second-hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of, and Dividends on, the Registrant’s Common Equity and Related Stockholder Matters

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

The following table sets forth the high and low closing prices of the RDI and RDIB common stock for each of the quarters in 2014 and 2013 as reported by NASDAQ:

		Class A Stock		Class B Stock
		High	Low	High	Low

2014	Fourth Quarter	$13.26	$8.31	$13.00	$9.50
	Third Quarter	$8.84	$8.00	$11.50	$9.70
	Second Quarter	$8.92	$6.96	$10.87	$8.11
	First Quarter	$7.60	$7.15	$10.23	$9.00

2013	Fourth Quarter	$7.49	$6.15	$9.00	$6.99
	Third Quarter	$6.58	$6.15	$7.99	$6.52
	Second Quarter	$6.36	$5.50	$7.40	$6.00
	First Quarter	$6.08	$5.42	$7.49	$5.65

The following table summarizes the securities authorized for issuance under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	753,350	$7.63	1,328,737
Total	753,350	$7.63	1,328,737

Performance Graph

The following line graph compares the cumulative total stockholder return on Reading International, Inc.’s common stock for the years ended December 31, 2010, 2011, 2012, 2013, and 2014 against the cumulative total return as calculated by the NASDAQ composite, the motion picture theater operator group, and the real estate operator group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Reading International, Inc., the NASDAQ Composite Index,
Real Estate Operators Group and Motion Picture Theater Operators Group

$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Reading International, Inc.
NASDAQ Composite
Real Estate Operators Group
Motion Picture Theater Operators Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Holders of Record

The number of holders of record of our Class A Stock and Class B Stock in 2014 was approximately 3,500 and 300, respectively. On March 13, 2015, the closing price per share of our Class A Stock was $13.47 and the closing price per share of our Class B Stock was $16.00.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2014, we purchased 432,252 of Class A Non-voting shares on the open market for $4,069,756.  No shares were purchased during 2013.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company. This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue	$254,748	$258,221	$254,430	$244,979	$229,322
Operating income	$22,173	$20,935	$19,127	$18,178	$13,069
Income (loss) from discontinued operations	$--	$--	$(405)	$1,888	$97
Net income (loss)	$25,644	$9,145	$(1,406)	$10,896	$(12,034)
Net income (loss) attributable to Reading International, Inc. shareholders	$25,701	$9,041	$(914)	$9,956	$(12,650)

Basic earnings (loss) per share – continuing operations	$1.10	$0.39	$(0.02)	$0.36	$(0.56)
Basic earnings (loss) per share – discontinued operations	$--	$--	$(0.02)	$0.08	$--
Basic earnings (loss) per share	$1.10	$0.39	$(0.04)	$0.44	$(0.56)
Diluted earnings (loss) per share – continuing operations	$1.08	$0.38	$(0.02)	$0.35	$(0.56)
Diluted earnings (loss) per share – discontinued operations	$--	$--	$(0.02)	$0.08	$--
Diluted earnings (loss) per share	$1.08	$0.38	$(0.04)	$0.43	$(0.56)

Other Information:
Shares outstanding	23,237,076	23,385,519	23,083,265	22,806,838	22,804,313
Weighted average number of shares outstanding–basic	23,431,855	23,348,003	23,028,596	22,764,666	22,781,392
Weighted average number of shares outstanding–diluted	23,749,221	23,520,271	23,028,596	22,993,135	22,781,392

Total assets	$401,586	$386,807	$428,588	$430,764	$430,349
Total debt	$164,036	$168,460	$196,597	$209,614	$228,821
Working capital (deficit)	$(8,819)	$(71,794)	$(21,415)	$(12,844)	$(57,634)
Stockholders’ equity	$132,298	$121,747	$130,954	$124,987	$112,639
EBIT	$24,916	$24,020	$20,416	$18,664	$13,900
Depreciation and amortization	$15,468	$15,197	$16,049	$16,595	$15,563
Add: Adjustments for discontinued operations	$--	$--	$335	$365	$351
EBITDA	$40,384	$39,217	$36,800	$35,624	$29,814
Debt to EBITDA	$4.06	$4.30	$5.34	$5.88	$7.67
Capital expenditure (including acquisitions)	$14,914	$20,082	$13,723	$9,376	$19,371
Number of employees at 12/31	2,596	2,494	2,412	2,263	2,109

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

•

the use of EBIT as a financial measure also (i) removes the impact of tax timing differences that may vary from time-to-time and from jurisdiction-to-jurisdiction, (ii) allows us to compare our performance to that achieved by other companies, and (iii) is useful as a financial measure that removes the impact of our historically significant net loss carry-forwards.

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

Neither EBIT nor EBITDA is a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States for purposes of analyzing our profitability. The exclusion of various components such as interest, taxes, depreciation, and amortization necessarily limit the usefulness of these measures when assessing our financial performance, as not all funds depicted by EBITDA are available for management’s discretionary use.  For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements to service debt, to fund necessary capital expenditures and to meet other commitments from time-to-time as described in more detail in this Annual Report on Form 10-K.

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

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2014	2013	2012	2011	2010
Net income (loss) attributable to Reading International, Inc. shareholders	$25,701	$9,041	$(914)	$9,956	$(12,650)
Add: Interest expense, net	9,000	10,037	16,426	21,038	12,286
Add: Income tax (benefit) expense	(9,785)	4,942	4,904	(12,330)	14,264
EBIT	$24,916	$24,020	$20,416	$18,664	$13,900

Add: Depreciation and amortization	15,468	15,197	16,049	16,595	15,563
Adjustments for discontinued operations	--	--	335	365	351
EBITDA	$40,384	$39,217	$36,800	$35,624	$29,814

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in this 2014 Annual Report. Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

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

We manage our worldwide cinema exhibition businesses under various different brands:

•	in the US, under the Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas brands;
•	in Australia, under the Reading Cinemas brand; and
•	in New Zealand, under the Reading Cinemas and Rialto brands.

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead, even in a recessionary or inflationary environment. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option. Since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from (i) the enhancement of our current cinemas (for example, by the addition of luxury seating and broadening our food and beverage offerings), (ii) the development in select markets of specialty cinemas, and (iii) the opportunistic acquisition of already existing cinemas, rather than from the development of new conventional cinemas. From time-to-time, we invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses. We continue to focus on the development and redevelopment of our existing assets (particularly our New York assets and our Angelika Film Center chain), as well as to continue to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and that we believe to be resistant to recessionary trends.

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate company and intend to add to stockholder value, by building the value, of our portfolio of tangible assets, including both entertainment and other types of land and “brick and mortar” assets.  We endeavor to maintain a reasonable asset allocation between our domestic and international assets and operations, and between our cash-generating cinema operations and our cash-consuming real estate investment and development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate operations, our business strategy is unique among public companies.

Business Climate

Cinema Exhibition - General

After years of uncertainty as to the future of digital exhibition and the impact of this technology on cinema exhibition, it became clear in 2012 that the industry must go digital.  We have now completed the conversion of all of our U.S., Australia, and New Zealand cinema operations to digital projection.  Over several years, we anticipate that the cost of this conversion will be covered in substantial part by the receipt of “virtual print fees” paid by film distributors for the use of such digital projection equipment.

The “in-home” entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to and quality of entertainment programming through cable, satellite, internet distribution channels, and DVD. The success of these alternative distribution channels put additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates. These are issues common to both our U.S. and international cinema operations.

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

Cinema Exhibition – Australia / New Zealand

The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Event, and Hoyts (the “Major Exhibitors”) control approximately 65% of the cinema box office in Australia, while Event and Hoyts control approximately 57% of New Zealand’s cinema box office. The industry is also vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition.

Cinema Exhibition – North America

In North America, distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents like us, which tends to compress the supply of screens in a very limited number of markets. This competitive disadvantage has increased significantly in recent periods with the development of mega-circuits like Regal and AMC who are able to offer distributors access to screens on a truly nationwide basis, or, on the other hand, to deny access if their desires with respect to film supply are not satisfied.

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

Real Estate – North America

The commercial real estate market has improved significantly over the past three years and we have noted strengthening rental income associated with our real estate located in large urban environments.

Business Segments

As indicated above, our two primary business segments are cinema exhibition and real estate. These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas. For a breakdown of our current cinema assets that we own and/or manage please see Item 1 – Our Business of this 2014 Annual Report under the subheading “Our Cinema Exhibition Activities.”

During 2014, we opened a 3-screen Angelika Pop-Up! at Union Market in Washington, D.C. as well as a 6-screen complex in Dunedin, New Zealand.

On December 31, 2013, we acquired a 5-screen cinema in the U.S. that we previously had managed since 2003.  In 2012, we opened one cinema with 8-screens and closed two cinemas having a total of 8 screens.

Our cinema revenue consists primarily of admissions, concessions, advertising and theater rentals.  The cinema operating expense consists of the costs directly attributable to the operation of the cinemas including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first-run films and the numbers of weeks the first–run films stay in the market.

Real Estate

For fiscal 2014, our income operating property consisted of the following:

•	our Belmont, Western Australia ETRC, our Auburn, New South Wales ETRC and our Wellington, New Zealand ETRC;
•	our Newmarket shopping center in Newmarket, Queensland, a suburb of Brisbane;
•	three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a 4-

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

In addition, we had various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States that was used in our historic activities.  We also own an 8,100 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 36% of which is leased to an unrelated third party.

Acquisitions

Operating Assets

On December 31, 2013, we settled a management fee claim that we had against the owner of the Plano, Texas cinema that we had managed since 2003 for a cash receipt of $1.9 million.  As part of the settlement, we acquired that entity, and through the purchase of that entity acquired the underlying cinema’s lease and the associated personal property, equipment, and trade fixtures. Because the fair value of the lease, in light of anticipated rent payments, resulted in a lease liability of $320,000 and the acquired net assets, including cash received in connection with the settlement, were valued at $1.7 million, we recorded a net gain on acquisition and settlement of $1.4 million which is included as “other income” in our statement of operating income for the year ended December 31, 2013. We also acquired in 2013 the 50% interest we did not own in Angelika  Film Centers, LLC.

Non-operating Assets

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, currently zoned for the development of over 800 single-family residential units, located in the City of Coachella, California. The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land.  Half of the funds used to acquire the land were provided by James J. Cotter, Sr. our late Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted into a 50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.

Disposals

Land Held for Sale – Burwood

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6-acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $54.6 million (AUS$65.0 million). Reading received $5.9 million (AUS$6.5 million) on May 23, 2014 closing. The balance of the purchase price is due on December 31, 2017.

Land Held for Sale – Moonee Ponds

In 2013, we entered into a purchase and sale agreement to sell our 3.3-acre properties in Moonee Ponds for US$21.4 million (AUS$23.0 million) which is scheduled to close on April 16, 2015 and is classified under current assets as land held for sale on our December 31, 2014 consolidated balance sheet.

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

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and the most demanding in their calls on judgment. We believe our most critical accounting policies relate to:

•	impairment of long-lived assets, including goodwill and intangible assets;
•	tax valuation allowance and obligations; and
•	legal obligations.

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

For certain non-income producing properties, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.  Based on calculations of current value from appraisals and a sales contract, we recorded an impairment of $1.5 million relating to certain of our property and cinema locations for the year ended December 31, 2012.  No impairment losses were recorded in 2013 or 2014. For a further explanation of our 2012 impairment losses see below under the heading “Coachella impairment” and see Note 7 – Investment and Development Property to our 2014 Consolidated Financial Statements.

Pursuant to FASB ASC 350-35, goodwill and intangible assets are evaluated annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value. There are significant assumptions and estimates used in determining the present value.  The most significant assumptions include our estimated future cash flow, cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates. There was no impairment for the goodwill and intangible assets for the years ended December 31, 2014, 2013, and 2012, respectively.

Tax valuation allowance and obligations

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2014, we had recorded approximately $39.0 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards and tax credit carry-forwards. These deferred tax assets were offset by a valuation allowance of $16.8 million resulting in a net deferred tax asset of $22.2 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income. There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry-forwards and tax credit carry-forwards.

Legal and environmental obligations

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain of title of properties that may suffer from contamination.  Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time to time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time to time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second-hand exposure to asbestos, coal dust, and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.

2012 Coachella impairment

In January 2012, we acquired in a foreclosure auction for $5.5 million a 202-acre property located in Coachella, California then zoned for the development of over 800 single-family residential units.   The only other bidder was the holder of the mortgage on the property, who bid $5.46 million for the property.  At the time of the purchase, we knew, based on our due diligence, that we were paying more for the property than would be supported by an appraisal done under the Uniform Standards of Professional Appraisal Practice (“USPAP”).  However, the amount that we bid was the lowest price at which we were able to acquire the property from the mortgagor.  In valuing the property, we took into account a variety of factors, including the fact that the property is located within the City of Coachella, the state of the land use entitlements, and the fact that the prior owner had invested considerable time and money in obtaining the entitlements from the City of Coachella. Since an independent USPAP appraisal of the property produced an appraised value as of December 2012 of $4.0 million, we wrote down the book value of the property by $1.5 million as of the end of our 2012 fiscal year.  As noted below, this property is owned by a limited liability company which was at that time, 50% owned by Mr. James J. Cotter, Sr. who, accordingly, shared in any impairment loss to the extent of his ownership interest.

We acquired the property as a potentially long-term investment based on the expectation that ready-for-development residential real estate will recover in value.  As we are not in the business of developing single-family residences, it is anticipated that the property will eventually be sold to a developer of this type of property.

We hold the property in a limited liability company, which we manage.  This company is owned 50/50 by ourselves and the Cotter Estate. The opportunity to acquire the property was originally presented to Mr. Cotter, Sr. in his individual capacity and the transaction was approved by our Conflicts Committee, comprised entirely of independent directors.

Results of Operations

We currently have two operating segments: Cinema Exhibition and Real Estate.  Our cinema exhibition segment includes the operations of our consolidated cinemas.  Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate, and ETRC’s.

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands).

Year Ended December 31, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$237,861	$24,348	$(7,461)	$254,748
Operating expense	195,896	9,770	(7,461)	198,205
Depreciation and amortization	11,047	4,061	--	15,108
General and administrative expense	3,575	1,042	--	4,617
Segment operating income	$27,343	$9,475	$--	$36,818

Year Ended December 31, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$239,418	$26,456	$(7,653)	$258,221
Operating expense	200,859	10,830	(7,653)	204,036
Depreciation and amortization	10,741	4,023	--	14,764
General and administrative expense	3,273	644	--	3,917
Segment operating income	$24,545	$10,959	$--	$35,504

Year Ended December 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$234,703	$27,256	$(7,529)	$254,430
Operating expense	198,040	11,163	(7,529)	201,674
Depreciation and amortization	11,154	4,441	--	15,595
General and administrative expense	2,598	718	--	3,316
Impairment expense	--	1,463	--	1,463
Segment operating income	$22,911	$9,471	$--	$32,382

Reconciliation to net income attributable
to Reading International, Inc. shareholders:	2014	2013	2012
Total segment operating income	$36,818	$35,504	$32,382
Non-segment:
Depreciation and amortization expense	360	433	454
General and administrative expense	14,285	14,136	12,801

Operating income	22,173	20,935	19,127
Interest expense, net	(9,000)	(10,037)	(16,426)
Other income (loss)	1,646	1,876	(563)
Gain (loss) on sale of assets	25	(56)	144
Income tax benefit (expense)	9,785	(4,942)	(4,904)
Equity earnings of unconsolidated joint ventures and entities	1,015	1,369	1,621
Income (loss) from discontinued operations	--	--	(85)
Gain (loss) on sale of discontinued operation	--	--	(320)
Net income (loss)	$25,644	$9,145	$(1,406)
Net (income) loss attributable to noncontrolling interests	57	(104)	492
Net income (loss) attributable to Reading International, Inc. common shareholders	$25,701	$9,041	$(914)

Cinema Exhibition Segment

The following tables and discussion that follows detail our operating results for our 2014, 2013, and 2012 cinema exhibition segment (dollars in thousands). All percentages below are expressed as a percent of total revenue, except film rent and advertising cost which is expressed as a percentage of admissions revenue and concession cost which is expressed as a percentage of concessions revenue:

Operating Income by Country for the Year Ended December 31, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$83,197	$58,148	$15,908	$157,253
Concessions revenue	35,580	24,278	6,475	66,333
Advertising and other revenue	6,942	6,068	1,265	14,275
Total revenue	125,719	88,494	23,648	237,861

Film rent and advertising cost	43,511	26,677	7,355	77,543
Concession cost	6,145	4,781	1,661	12,587
Occupancy expense	25,701	16,995	4,459	47,155
Other operating expense	34,073	19,026	5,512	58,611
Total operating expense	109,430	67,479	18,987	195,896

Depreciation and amortization	5,118	4,669	1,260	11,047
General and administrative expense	2,475	1,054	46	3,575
Segment operating income	$8,696	$15,292	$3,355	$27,343

Operating Data as a Percentage of Revenue for Year Ended December 31, 2014	United States	Australia	New Zealand	Total
Admissions revenue	66.2%	65.7%	67.3%	66.1%
Concessions revenue	28.3%	27.4%	27.4%	27.9%
Advertising and other revenue	5.5%	6.9%	5.3%	6.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	52.3%	45.9%	46.2%	49.3%
Concession cost	17.3%	19.7%	25.7%	19.0%

Occupancy expense	20.4%	19.2%	18.9%	19.8%
Other operating expense	27.1%	21.5%	23.3%	24.6%
Total operating cost and expense	87.0%	76.3%	80.3%	82.4%

Depreciation and amortization	4.1%	5.3%	5.3%	4.6%
General and administrative expense	2.0%	1.2%	0.2%	1.5%
Segment operating income	6.9%	17.3%	14.2%	11.5%

Operating Income by Country for the Year Ended December 31, 2013	United States	Australia	New Zealand	Total
Admissions revenue	$84,725	$61,741	$15,039	$161,505
Concessions revenue	35,056	24,025	5,596	64,677
Advertising and other revenue	6,540	5,655	1,041	13,236
Total revenue	126,321	91,421	21,676	239,418

Film rent and advertising cost	44,284	29,060	7,116	80,460
Concession cost	5,924	4,847	1,438	12,209
Occupancy expense	25,981	18,371	3,943	48,295
Other operating expense	31,930	22,218	5,747	59,895
Total operating expense	108,119	74,496	18,244	200,859

Depreciation and amortization	6,181	3,603	957	10,741
General and administrative expense	2,347	926	--	3,273
Segment operating income	$9,674	$12,396	$2,475	$24,545

Operating Data as a Percentage of Revenue for Year Ended December 31, 2013	United States	Australia	New Zealand	Total
Admissions revenue	67.1%	67.5%	69.4%	67.5%
Concessions revenue	27.8%	26.3%	25.8%	27.0%
Advertising and other revenue	5.2%	6.2%	4.8%	5.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	52.3%	47.1%	47.3%	49.8%
Concession cost	16.9%	20.2%	25.7%	18.9%

Occupancy expense	20.6%	20.1%	18.2%	20.2%
Other operating expense	25.3%	24.3%	26.5%	25.0%
Total operating cost and expense	85.6%	81.5%	84.2%	83.9%
Depreciation and amortization	4.9%	3.9%	4.4%	4.5%
General and administrative expense	1.9%	1.0%	0.0%	1.4%
Segment operating income	7.7%	13.6%	11.4%	10.3%

Operating Income by Country for the Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Admissions revenue	$78,745	$68,819	$13,897	$161,461
Concessions revenue	32,219	24,564	4,266	61,049
Advertising and other revenue	5,433	5,806	954	12,193
Total revenue	116,397	99,189	19,117	234,703

Film rent and advertising cost	40,690	32,953	6,517	80,160
Concession cost	5,205	4,908	1,034	11,147
Occupancy expense	26,143	19,233	3,503	48,879
Other operating expense	29,870	23,024	4,960	57,854
Total operating expense	101,908	80,118	16,014	198,040

Depreciation and amortization	6,482	3,589	1,083	11,154
General and administrative expense	1,937	661	--	2,598
Segment operating income	$6,070	$14,821	$2,020	$22,911

Operating Data as a Percentage of Revenue for Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Admissions revenue	67.7%	69.4%	72.7%	68.8%
Concessions revenue	27.7%	24.8%	22.3%	26.0%
Advertising and other revenue	4.7%	5.9%	5.0%	5.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	51.7%	47.9%	46.9%	49.6%
Concession cost	16.2%	20.0%	24.2%	18.3%

Occupancy expense	22.5%	19.4%	18.3%	20.8%
Other operating expense	25.7%	23.2%	25.9%	24.6%
Total operating cost and expense	87.6%	80.8%	83.8%	84.4%
Depreciation and amortization	5.6%	3.6%	5.7%	4.8%
General and administrative expense	1.7%	0.7%	0.0%	1.1%
Segment operating income	5.2%	14.9%	10.6%	9.8%

Cinema Results for 2014 Compared to 2013

•	Cinema revenue decreased in 2014 by $1.6 million or 0.7% compared to 2013. The geographic activity of our revenue can be summarized as follows:
o

United States - Revenue in the United States decreased by $602,000 or 0.5%.  This decrease was partially driven by a reduction in box office revenue of $1.5 million, in turn driven by an 82,000 admit reduction together with a 1.0% reduction in average ticket price, offset by increased concession and café revenues of approximately $524,000.

o

Australia - Revenue in Australia decreased by $2.9 million or 3.2%.  This decrease was primarily due to the strengthening of the U.S. dollar against the Australian dollar in 2014 (refer below). Local currency box office was consistent with 2013, with a decrease in average ticket price of 4.5% being offset by increased ticket sales of 4.9%. Excluding currency effects, concession revenue was up 7.0%, reflecting increased admission volume and spend per admit.

o

New Zealand - Revenue in New Zealand increased by $2.0 million or 9.1%. Attendance increased by 88,000 or 5.1%. The majority of this increase was achieved through the opening of our Dunedin cinema.  The attendance increase more than offset local currency reduction in average ticket price of 1.8%. Concession revenue increased by $879,000 due to the combined positive effect of increased admission volumes, improved spend per patron, and a positive U.S. dollar to N.Z. dollar exchange rate movement.

•	Operating expense decreased in 2014 by $5.0 million or 2.5% compared to 2013. Year-over-year operating expense percentage decreased in relation to revenue from 83.9% to 82.4%.
o

United States - Operating expense in the United States increased by $1.3 million or 1.2% primarily related to a $773,000 decrease in film rent and advertising together with a decrease of $280,000 in occupancy related costs offset by an increase of $2.1 million in other operating expense which includes not only increases in labor related costs, but also increases in insurance and utilities.

o

Australia - Operating expense in Australia decreased by $7.0 million or 9.4%.  As with revenue, a significant contributor to the decrease was the strengthening of the U.S. dollar against the Australian dollar in 2014 (see below). Film rental costs were also lower due to a lower film rental percentage being achieved. Other operating costs were reduced by $3.2 million or 14.4%, with many incremental cost improvements most notably a reduction in marketing costs.

o

New Zealand - Operating expense in New Zealand increased by $743,000 or 4.1%.  This increase was in line with the above-mentioned increase in cinema revenue, which directly affects film rental costs and with the above-mentioned year-over-year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•

Depreciation expense increased in 2014 by $306,000 or 2.8% compared to 2013.  This primarily related to digital projection assets receiving their first full year of depreciation in 2014 in Australia and New Zealand.

•	General and administrative expense increased in 2014 by $302,000 or 9.2% compared to 2013. This increase was primarily related to an increase in labor expense from our U.S. cinema operations.

•

Australian average exchange rates decreased by 6.8% in 2014 from 2013. Conversely New Zealand average exchange rates increased by 1.2% from 2013 to 2014. Both had an impact on our statements of operations.

•	As a result of the above, cinema exhibition segment operating income increased in 2014 by $2.8 million or 11.4% compared to 2013.

Cinema Results for 2013 Compared to 2012

•	Cinema revenue increased in 2013 by $4.7 million or 2.0% compared to 2012. The geographic activity of our revenue can be summarized as follows:
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

o

New Zealand - Revenue in New Zealand increased by $2.6 million or 13.4%.  This increase in revenue was predominately attributable to a year-over-year 121,000 person increase in admissions; somewhat offset by a decrease in the average ticket price of 0.4%.  The increase in New Zealand admissions was primarily as a result of increased revenues coming from our previously earthquake damaged New Zealand multiplex. This increase in revenue was somewhat enhanced by an increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•	Operating expense increased in 2013 by $2.8 million or 1.4% compared to 2012. Year-over-year operating expense percentage decreased in relation to revenue from 84.4% to 83.9%.
o

United States - Operating expense in the United States increased by $6.2 million or 6.1% primarily related to a $3.6 million increase in film rent and advertising primarily associated with the aforementioned increases in revenues from admissions and a $2.0 million increase in other operating expense, including a $778,000 increase in projection costs primarily related to our new digital equipment lease.

o

Australia - Operating expense in Australia decreased by $5.6 million or 7.0%.  This decrease was in line with the above-mentioned decrease in cinema revenue, which directly affects film rental costs and was exacerbated by the year-over-year decrease in the value of the Australian dollar compared to the U.S. dollar (see below).

o

New Zealand - Operating expense in New Zealand increased by $2.2 million or 13.9%.  This increase was in line with the above-mentioned increase in cinema revenue, which directly affects film rental costs and with the above-mentioned year-over-year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

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

•

Australian average exchange rates decreased by 6.5% from 2012 to 2013 and the New Zealand average exchange rates increased by 1.2% from 2012 to 2013, both of which had an impact on our statements of operations.

•

As a result, cinema exhibition segment operating income increased in 2013 by $1.6 million compared to 2012, primarily from the aforementioned increase in revenue from our U.S. and New Zealand cinema operations.

Real Estate Segment

As discussed above, our other business segment is the development and management of real estate.  These holdings include our rental live theaters, certain fee-owned properties used in our cinema business, and unimproved real estate held for development.

The tables and discussion that follow detail our operating results for our 2014, 2013, and 2012 real estate segment (dollars in thousands).  All percentages below are expressed as a percent of total revenue, except live theater cost, which is expressed as a percentage of live theater rental and ancillary revenue, and property cost, which is expressed as a percentage of property rental revenue:

Operating Income by Country for the Year Ended December 31, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,343	$--	$--	$3,343
Property rental income	1,785	13,702	5,517	21,004
Total revenue	5,128	13,702	5,517	24,347

Live theater cost	1,591	--	--	1,591
Property rental cost	(2)	2,229	1,599	3,826
Occupancy expense	974	2,532	846	4,352
Total operating expense	2,563	4,761	2,445	9,769

Depreciation and amortization	327	2,785	949	4,061
General and administrative expense	14	973	55	1,042
Segment operating income	$2,224	$5,183	$2,068	$9,475

Operating Data as a Percentage of Revenue for Year Ended December 31, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	65.2%	0.0%	0.0%	13.7%
Property rental revenue	34.8%	100.0%	100.0%	86.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	47.6%	0.0%	0.0%	47.6%
Property cost	-0.1%	16.3%	29.0%	18.2%

Occupancy expense	19.0%	18.5%	15.3%	17.9%
Total operating cost and expense	50.0%	34.7%	44.3%	40.1%

Depreciation and amortization	6.4%	20.3%	17.2%	16.7%
General and administrative expense	0.3%	7.1%	1.0%	4.3%
Segment operating income	43.4%	37.8%	37.5%	38.9%

Operating Income by Country for the Year Ended December 31, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,500	$--	$--	$3,500
Property rental income	1,692	14,424	6,840	22,956
Total revenues	5,192	14,424	6,840	26,456

Live theater costs	1,574	--	--	1,574
Property rental cost	316	2,362	1,684	4,362
Occupancy expense	946	3,139	809	4,894
Total operating expense	2,836	5,501	2,493	10,830

Depreciation and amortization	314	2,635	1,074	4,023
General and administrative expense	67	527	50	644
Segment operating income	$1,975	$5,761	$3,223	$10,959

Operating Data as a Percentage of Revenue for Year Ended December 31, 2013	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	67.4%	0.0%	0.0%	13.2%
Property rental revenue	32.6%	100.0%	100.0%	86.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	45.0%	0.0%	0.0%	45.0%
Property cost	18.7%	16.4%	24.6%	19.0%

Occupancy expense	18.2%	21.8%	11.8%	18.5%
Total operating cost and expense	54.6%	38.1%	36.4%	40.9%

Depreciation and amortization	6.0%	18.3%	15.7%	15.2%
General and administrative expense	1.3%	3.7%	0.7%	2.4%
Segment operating income	38.0%	39.9%	47.1%	41.4%

Operating Income by Country for the Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,416	$--	$--	$3,416
Property rental income	1,690	14,536	7,614	23,840
Total revenues	5,106	14,536	7,614	27,256

Live theater costs	1,538	--	--	1,538
Property rental cost	456	3,262	1,459	5,177
Occupancy expense	857	2,815	776	4,448
Total operating expense	2,851	6,077	2,235	11,163

Depreciation and amortization	305	2,824	1,312	4,441
General and administrative expense	100	535	83	718
Impairment expense	1,463	--	--	1,463
Segment operating income	$387	$5,100	$3,984	$9,471

Operating Data as a Percentage of Revenue for Year Ended December 31, 2012	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	66.9%	0.0%	0.0%	12.5%
Property rental revenue	33.1%	100.0%	100.0%	87.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	45.0%	0.0%	0.0%	45.0%
Property cost	27.0%	22.4%	19.2%	21.7%

Occupancy expense	16.8%	19.4%	10.2%	16.3%
Total operating cost and expense	55.8%	41.8%	29.4%	41.0%

Depreciation and amortization	6.0%	19.4%	17.2%	16.3%
General and administrative expense	2.0%	3.7%	1.1%	2.6%
Impairment expense	28.7%	0.0%	0.0%	5.4%
Segment operating income	7.6%	35.1%	52.3%	34.7%

Real Estate Results for 2014 Compared to 2013

•	Real estate revenue decreased by $2.1 million or 8.0% compared to 2013. The geographic activity of our revenue can be summarized as follows:
o	United States – revenue was consistent with 2013.

o	Australia – local market improvements in rental of 4.1% were offset by depreciation in the value of the Australian dollar against the U.S. dollar (see below).
o	New Zealand – revenue was impacted by our Courtenay Central Carpark which only reopened in November 2014 after the 2013 earthquake.
•	Operating expense for the real estate segment decreased by $1.1 million or 9.8% compared to 2013:
o	United States –costs were down due to the continuing capitalization of costs relating to the development of our Union Square site.
o

Australia - the main reduction in real estate operating expense was achieved in Australia and was as a result of the sale of our Burwood property, which led to significantly reduced property taxes compared to 2013.

o	New Zealand – operating expense was consistent with 2013.
•	General and administrative costs increased by $398,000 or 61.8% compared to 2013 due mainly to personnel changes in the Australian real estate department.
•	Australian average exchange rates decreased by 6.8% from 2013 to 2014. New Zealand average exchange rates increased by 1.2% in 2014 from 2013. Both had an impact on our statements of operations.
•	As a result of the above, real estate segment income decreased in 2014 by $1.5 million or 13.5% compared to 2013.

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

•	As a result of the above, real estate segment income increased by $1.5 million or 15.7% compared to 2012.

Non-Segment Activity

Non-segment expense/income includes expense and/or income that is not directly attributable to our two operating segments.

2014 Compared to 2013

•	general and administrative expenses for 2014 increased marginally by $149,000 or 1.1% from 2013.
•

net interest expense decreased by $1.0 million compared to 2013.  The decrease in interest expense during 2014 resulted from our ability to refinance certain debt obligations at favorable rates in comparison to the existing rates. Additionally, our interest expense was lower in the 2014 due to a decrease in the fair value of our interest rate swap liabilities in 2014 compared to 2013.

•

the $1.6 million in other income during 2014 was primarily related to the receipt of insurance proceeds received during 2014 for the Courtenay Central parking structure business interruption recovery claim. The $1.9 million in other income during 2013 was primarily related to a $1.4 million gain on the acquisition of a cinema and the receipt of insurance proceeds from our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand due to the February 22, 2011 earthquake (see Note 26 – Casualty Loss to our 2014 Consolidated Financial Statements).

•

the income tax benefit of $9.8 million in 2014 compared to a $4.9 million expense in 2013 was a result of the reversal of the valuation allowance in the United States. The valuation allowance reversal is a result of the tax benefit that we now expect to realize.

•	equity earnings from unconsolidated investments decreased by $354,000 primarily related to decrease in income from our Mt. Gravatt investment.

2013 Compared to 2012

•	general and administrative expense increased by $1.3 million primarily related to an increase in compensation expense, pension costs, and additional audit fees.
•

net interest expense decreased by $6.4 million compared to 2012.  The decrease in interest expense during 2013 resulted from an overall decrease in our worldwide debt balances and a decrease in the interest rates on our corporate loans in the U.S. and Australia.  Additionally, our interest expense was lower in 2013 due to a decrease in the fair value of our interest rate swap liabilities in 2013 compared to an increase in these liabilities during the same period in 2012 resulting in a comparative decrease in interest expense from 2012 to 2013.

•

the $1.9 million in other income during 2013 was primarily related to a $1.4 million gain on the acquisition of a cinema and the receipt of insurance proceeds from our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand (see Note 26 – Casualty Loss to our 2014 Consolidated Financial Statements). The $563,000 in other income during 2012 was primarily related to the write off of our GE Capital loan costs at the time of the refinance of our U.S. Corporate Credit Facility with Bank of America; offset by, insurance proceeds from our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand due to the February 22, 2011 earthquake.

•	equity earnings from unconsolidated investments decreased by $252,000 primarily related to decrease in income from our Mt. Gravatt investment.

Income Taxes

We are subject to income taxation in several jurisdictions throughout the world.  Our effective tax rate and income tax liabilities will be affected by a number of factors, such as:

•	the amount of and projected taxable income in particular jurisdictions;
•	the tax rates in particular jurisdictions;
•	tax treaties between jurisdictions;
•	the extent to which income is repatriated;
•	future changes in law; and
•	any future reassessment of valuation allowance.

Generally, we file consolidated or combined tax returns in jurisdictions that permit or require such filings.  For jurisdictions that do not permit such a filing, we may owe income, franchise, or capital taxes even though, on an overall basis, we may have incurred a net loss for the tax year.

Net Income Attributable to Reading International, Inc. Common Shareholders

For the years ending 2014, 2013, and 2012, our consolidated business units produced a net income of $25.7 million; a net income of $9.0 million and a net loss of $914,000 respectively, attributable to Reading International, Inc. common shareholders.  For many of the years prior to 2013 we experienced a net loss. However, as explained in the Cinema and Real Estate segment sections above, we have generally noted improvements in our segment operating income such that we have a positive segment operating income for each of the years of 2014, 2013, and 2012, that in years past has been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

Business Plan, Liquidity, and Capital Resources of the Company

Business Plan

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environments. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option. As we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from the enhancement of our current cinemas (for example, by the addition of luxury seating and broadening our food and beverage offerings), the development in select markets of specialty cinemas, and the opportunistic acquisition of already existing cinemas, rather than from the development of new conventional cinemas. From time-to-time, we invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses. In the current environment, we continue to focus on the development and redevelopment of our existing assets (particularly our New York assets and our Angelika Film Center chain), as well as to continue to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and that we believe to be resistant to recessionary trends.

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified real estate company and intend to add to stockholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land and “brick and mortar” assets.  We endeavor to maintain a reasonable asset allocation between our domestic and international assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate development operation, our business strategy is unique among public companies.

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

With the on-going changes to the worldwide credit markets, the business community continues to have concerns that credit will be more difficult to obtain especially for potentially risky ventures like business and asset acquisitions.  However, we believe that our acquisitions over the past few years coupled with our strengthening operational cash flows demonstrate our ability to improve our profitability.  This is evidenced by our ability to renew two major debt tranches during 2014 at preferential rates, amounts and duration. We believe that our business model will help to demonstrate to lending institutions our ability not only to make strategic acquisitions but also to service the associated debt.

Discussion of Our Statement of Cash Flows

The following discussion compares the changes in our cash flows over the past three years.

Operating Activities

2014 Compared to 2013. Cash provided by operations was $28.3 million in 2014 compared to $25.2 million in the 2013.  The increase in cash provided by operations of $3.2 million was due primarily to a $2.3 million increase in operational cash flows; and a $0.9 million increase in cash from changes in operating assets and liabilities.

2013 Compared to 2012. Cash provided by operations was $25.2 million in 2013 compared to $25.5 million in the 2012.  The decrease in cash provided by operations of $313,000 was due primarily to a $5.1 million increase in operational cash flows; offset by, a $5.4 million decrease in cash from changes in operating assets and liabilities

Investing Activities

Cash used in investing activities was $9.9 million in 2014, $6.1 million in 2013, and $6.1 million in 2012.  The following summarizes our discretionary investing activities for each of the three years ending December 31, 2014:

The $9.9 million cash used in 2014 was primarily related to:

•	$14.9 million in property enhancements to our existing properties;

offset by

•	$5.4 million in deposit proceeds from the sale of our Burwood property.

The $6.1 million cash used in 2013 was primarily related to:

•	$20.1 million in property enhancements to our existing properties;

offset by

•	$1.6 million in cash provided from restricted cash;
•	$1.9 million in cash received associated with a cinema acquisition;
•	$2.0 million of proceeds from a note receivable; and
•	$8.0 million of proceeds from time deposits.

The $6.1 million cash used in 2012 was primarily related to:

•	$8.2 million in property enhancements to our existing properties;
•	$8.0 million to purchase time deposits;
•	$1.8 million to purchase a note receivable; and
•	$5.5 million for the purchase of the Coachella land acquisition;

offset by,

•	$14.1 million of proceeds from the sale of our Taringa and Indooroopilly properties;
•	$382,000 in return of investment in unconsolidated entities; and
•	$3.0 million of proceeds from the sale of marketable securities.

Financing Activities

Cash used in financing activities was $3.3 million in 2014, $17.8 million in 2013 and $12.7 million in 2012.  The following summarizes our financing activities for each of the three years ending December 31, 2014:

The $3.3 million cash used in 2014 was primarily related to:

•	$7.1 million of loan repayments, including $2.0 million in payments on our Bank of America Revolver and Line of Credit and $5.0 million in payments on our NAB term debt; and
•	$4.1 million spent on repurchasing our Class A Non-Voting Common Stock.

offset by

•	$8.2 million proceeds from the NAB revolver; and
•	$978,000 of proceeds from the exercise of employee stock options.

The $17.8 million cash used in 2013 was primarily related to:

•

$28.1 million of loan repayments, including a $6.4 million payoff of our former Liberty Theaters Term Loan, a $6.8 million payoff of our Sutton Hill Capital Note, $5.5 million in payments on our Bank of America Revolver and Line of Credit, $8.6 million in payments on our NAB term debt, and a $592,000 payoff of the Nationwide Loan 1; and

•	$2.1 million in noncontrolling interests’ distributions;

offset by

•

$12.5 million of new borrowing, including $5.0 million from our Bank of America Revolver and $7.5 million from our new loan on the Orpheum and Minetta Lane Theatres, offset by $563,000 of borrowing costs;

•	$263,000 in noncontrolling interests’ contributions; and
•	$248,000 of proceeds from the exercise of employee stock options.

The $12.7 million cash used in 2012 was primarily related to:

•

$62.6 million of loan repayments, including $15.0 million to pay off our Eurohypo Cinemas 1, 2, 3 loan, $32.2 million to pay off our GE Capital Loan, and $14.8 million in payments on our NAB term debt;

offset by

•

$47.0 million of new borrowing, including $30.0 million of loan proceeds from our new Bank of America U.S. Credit Facility and $15.0 million of loan proceeds from our new Cinemas 1, 2, 3 loan (both offset by a total of $782,000 of capitalized borrowing cost) and $2.0 million of borrowing from our Bank of America line of credit;

•	$3.4 million in noncontrolling interests’ contributions; and
•	$308,000 of proceeds from the exercise of employee stock options.

Future Liquidity and Capital Resources

During the past 24 months, we have put into place several measures that currently have or will have a positive effect on our overall liquidity, including:

•

refinancing our existing three-tiered credit facility with National Australia Bank (“NAB”).  The facility is now comprised of (1) the Bank Bill Discount Facility with a facility limit of AUS $61.3 million, an interest rate of 2.35% above the Bank Bill Swap Bid Rate (“BBSY”), and amortization at AUS$2.0 million per year; (2) the Bill Discount Facility – Revolving with a facility limit of AUS$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion and (3) the Bank Guarantee Facility with a facility limit of AUS$5.0 million.  All three have a due date of June 30, 2019.

•

refinancing our Cinema 1, 2, 3 term loan of $15.0 million with an additional $6.0 million for the acquisition of air rights to add additional density to any redevelopment of the property. The loan is held by Sovereign Bank.  The loan is collateralized by our Cinema 1, 2, 3 property (including any air rights we may acquire). The new loan has a two-year term commencing June 27, 2014. The $15.0 million Sovereign loan had been extended on July 1, 2013 for a one year period.

•

refinancing our Bank of America revolver on November 28, 2014. Increasing the borrowing limits from $35.0 million to $55.0 million with no loan amortization required during the term. The loan has a 5-year term, maturing on December 1, 2019, with an interest rate at LIBOR plus applicable margin rate (ranging from 3.0% to 2.5%) adjusted quarterly. Previously, on March 25, 2013, Bank of America increased the borrowing limit on our BofA Revolver from $30.0 million to $35.0 million.

•	refinancing our Liberty Theaters loan with a Sovereign Bank $7.5 million loan securitized by our Minetta and Orpheum with a term of five years commencing May 29, 2013 with an interest rate of 2.94%.

As a result of the above our working capital deficit has reduced from December 31, 2013 $71.8 million to $8.8 million at December 31, 2014. We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements. To meet our current and future liquidity requirements, we have the following external sources of unused liquidity:

•	$25.3 million is available on our Bank of America revolver.
•	$9.4 million (NZ$12.0 million) is available on our Westpac New Zealand Corporate Credit facility.
•	$6.0 million available on our Sovereign Line of Credit for acquisition of air rights for the Cinemas 1,2,3.
•	$5.0 million is available on our Bank of America Line of Credit.

Potential uses for funds during 2015 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements, include:

•	payments on our legal settlement obligation for the Tax/Audit Litigation;
•	the selective development of our currently held for development projects; and

•	the acquisition of assets with proven cash flow that we believe to be resistant to the current recessionary trends.

Our worldwide cash position at December 31, 2014 was $50.2 million including $30.4 million in the U.S., $12.1 million in Australia, and $7.7 million in New Zealand.  As part of our main credit facilities in Australia, New Zealand, and the U.S., we are subject to certain debt covenants that limit the transfer or use of cash outside of the various regional subsidiaries in which the cash is held.  As such, at December 31, 2014, we have approximately $26.2 million of cash that is not restricted by loan covenants.

Based upon the current levels of the consolidated operations, further anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and anticipated lines-of-credit and other sources of liquidity (including future potential asset sales), will be adequate to meet our anticipated requirements for principal repayments, interest payments, and short-term debt maturities, plus any other debt service obligations, working capital, capital expenditures and other operating needs.

There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.  Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial and other factors, such as access to first-run films, many of which are beyond our control.  If our cash flow from operations and/or proceeds from anticipated borrowings should prove to be insufficient to meet our funding needs, our current intention is do one or more of the following:

•	to defer construction of projects currently slated for land we presently own;
•	to take on joint venture partners with respect to such development projects; and/or
•	to sell assets.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Term Debt	$38,104	16,634	1,635	9,135	70,615	--	136,123
Subordinated Notes	--	--	--	--	--	27,913	27,913
Tax settlement liability	2,900	--	--	--	--	--	2,900
Pension liability	855	684	684	684	684	4,004	7,595
Lease obligations	33,790	29,944	27,016	20,440	16,594	64,424	192,208
Estimated interest on debt	5,834	4,975	4,608	4,388	3,028	8,786	31,619
Total	$81,483	52,237	33,943	34,647	90,921	$105,127	398,358

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions on January 1, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.7 million, to $14.5 million, and to $15.3 million as of December 31, 2007, 2008, and 2009, respectively. As of December 31 2010, the gross unrecognized tax benefit increased to $20.6 million, substantially as a result of having settled our Tax Audit/Litigation case (see Note 19 – Commitments and Contingencies to our 2014 Consolidated Financial Statements). As of December 31, 2011, the gross unrecognized tax benefit decreased to $4.1 million largely because the Tax Audit/Litigation matter is no longer in the nature of an uncertain tax position governed by FASB ASC 740-10-25, but is a fixed and determinable tax liability. As of December 31, 2012, 2013 and 2014, the gross unrecognized tax benefit was $5.3 million, $4.0 million and $9.2 million respectively.  We do not expect a significant tax payment related to the $9.2 million in uncertain tax positions within the next 12 months.

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $592,000 and $634,000 as of December 31, 2014 and December 31, 2013, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $197,000 and $211,000 as of December 31, 2014 and December 31, 2013, respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenue or expense, results of operations, liquidity, capital expenditures, or capital resources.

Financial Risk Management

Our internally developed risk management procedure, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations.  Our primary exposure to fluctuations in the financial markets is currently due to changes in foreign exchange rates between the U.S. and Australia and New Zealand, and interest rates.

If our operational focus shifts more to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position.  Historically, we managed our currency exposure by creating natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies.  During 2012, we deviated somewhat from this practice by purchasing $8.0 million in time deposits denominated in U.S. dollars and held by an Australian bank.  At December 31, 2014, we hold $1.1 million in Australia denominated in U.S. dollars.  Also, by paying off our New Zealand debt and paying down on our Australian debt with the proceeds of our TPS in 2007, we added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our ability in 2009 to repurchase, at a discount, some of these securities.

Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate, and vice versa.  Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal.  Our Australian Credit Facility provides for floating interest rates based on the BBSY, but required at that time that not less than 75% of the loan be swapped into fixed rate obligations. We elected, however, to swap 100% of the balance.  Under the June 27, 2014 refinancing, the requirement that 75% of the loan balance be swapped into fixed rate obligations was no longer required. Although our Bank of America Revolver does not require a fixed interest swap agreement, we entered into an approximate three-year $28.0 million fixed interest rate swap that has a balance reduction schedule matching the loan amortization of the Bank of America Revolver.  Under the November 28, 2014 refinancing there is no loan amortization required during the term of the loan.  Effective October 28, 2013, we entered into a three-year $27.9 million fixed interest rate swap for our Trust Preferred Securities (see Note 13 –Derivative Instruments to our 2014 Consolidated Financial Statements).

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $1.0 million decrease to interest expense during 2014, a $2.0 million decrease to interest expense during 2013, and a $1.1 million increase to interest expense during 2012.

Inflation

We continually monitor inflation and the effects of changing prices.  Inflation increases the cost of goods and services used. Competitive conditions in many of our markets restrict our ability to recover fully the higher costs of acquired goods and services through price increases. We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, to lower costs and operating expenses.  In our opinion, the effects of inflation have been managed appropriately, and as a result, have not had a material impact on our operations and the resulting financial position or liquidity.

Accounting Pronouncements Adopted During 2014

Please see Note 2 – Summary of Significant Accounting Policies to our 2014 Consolidated Financial Statements.

New Accounting Pronouncements

Please see Note 2 – Summary of Significant Accounting Policies to our 2014 Consolidated Financial Statements.

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

These forward-looking statements reflect our expectation after having considered a variety of risks and uncertainties.  However, they are necessarily the product of internal discussion and do not necessarily completely reflect the views of individual members of our Board of Directors or of our management team.  Individual Board members and individual members of our management team may have a  different view as to the risks and uncertainties involved, and may have different views as to future events or our operating performance.

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

o

the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast and DVD rentals and sales, and so called “movies on demand;”  and

o	the extent to and the efficiency with which we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	competition for development sites and tenants;
o	environmental remediation issues;
o	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.
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
o

our exposure from time to time to legal claims and to uninsurable risks such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems;

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

At December 31, 2014, approximately 44% and 20% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading US and Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $40.1 million in cash and cash equivalents.  At December 31, 2013, approximately 55% and 18% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $34.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies.  As a result, a majority of our expenses in Australia and New Zealand, have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense. The resulting natural operating hedge has led to a negligible foreign currency effect on our earnings.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand, whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 58% and 49% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $10.3 million and $4.0 million, respectively, and the change in annual net income would be $750,000 and $165,000, respectively.  At the present time, we have no plan to hedge such exposure.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $31.1 million and $45.3 million as of December 31, 2014 and 2013, respectively.

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

The majority of our loans have fixed interest rates; however, one of our international loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $647,000 increase or decrease in our 2014 interest expense.

Item 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reading International, Inc.

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries as of December, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 16, 2015

Reading International, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2014 and 2013

(U.S. dollars in thousands)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$50,248	$37,696
Receivables	11,348	9,087
Inventory	1,010	941
Investment in marketable securities	54	55
Restricted cash	1,433	782
Deferred tax asset	6,300	3,273
Prepaid and other current assets	3,426	3,283
Land held for sale-current	10,112	--
Total current assets	83,931	55,117

Operating property, net	186,889	191,660
Land held for sale-non current	42,588	11,052
Investment and development property, net	26,124	74,230
Investment in unconsolidated joint ventures and entities	6,169	6,735
Investment in Reading International Trust I	838	838
Goodwill	21,281	22,159
Intangible assets, net	11,486	13,440
Deferred tax asset, net	15,967	5,566
Other assets	6,313	6,010
Total assets	$401,586	$386,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$18,107	$18,608
Film rent payable	9,328	6,438
Notes payable – current portion	38,104	75,538
Taxes payable	6,003	8,308
Deferred current revenue	14,239	11,864
Other current liabilities	6,969	6,155
Total current liabilities	92,750	126,911

Notes payable – long-term portion	98,019	65,009
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	10,029	12,478
Other liabilities	40,577	32,749
Total liabilities	269,288	265,060
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,537,008 issued and 21,741,586 outstanding at December 31, 2014 and 32,254,199
issued and 21,890,029 outstanding at December 31, 2013	228	225
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at December 31, 2014 and at December 31, 2013	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2014 and December 31, 2013	--	--
Additional paid-in capital	140,237	137,849

Accumulated deficit	(32,251)	(57,952)
Treasury shares	(8,582)	(4,512)
Accumulated other comprehensive income	28,039	41,515
Total Reading International, Inc. stockholders’ equity	127,686	117,140
Noncontrolling interests	4,612	4,607
Total stockholders’ equity	132,298	121,747
Total liabilities and stockholders’ equity	$401,586	$386,807

See accompanying notes to consolidated financial statement.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Operations for the Three Years Ended December 31, 2014

(U.S. dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Operating revenue
Cinema	$237,861	$239,418	$234,703
Real estate	16,887	18,803	19,727
Total operating revenue	254,748	258,221	254,430

Operating expense
Cinema	188,435	193,206	190,511
Real estate	9,770	10,830	11,163
Depreciation and amortization	15,468	15,197	16,049
General and administrative	18,902	18,053	16,117
Impairment expense	--	--	1,463
Total operating expense	232,575	237,286	235,303

Operating income	22,173	20,935	19,127

Interest income	662	407	800
Interest expense	(9,662)	(10,444)	(17,226)
Net gain (loss) on sale of assets	25	(56)	144
Other income (expense)	1,646	1,876	(563)
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	14,844	12,718	2,282
Income tax benefit (expense)	9,785	(4,942)	(4,904)
Income (loss) before equity earnings (loss) of unconsolidated joint ventures and entities	24,629	7,776	(2,622)
Equity earnings of unconsolidated joint ventures and entities	1,015	1,369	1,621
Income (loss) before discontinued operations	25,644	9,145	(1,001)
(Loss) from discontinued operations, net of tax	--	--	(85)
(Loss) on sale of discontinued operations	--	--	(320)
Net income (loss)	$25,644	$9,145	$(1,406)
Net (income) loss attributable to noncontrolling interests	57	(104)	492
Net income (loss) attributable to Reading International, Inc. common shareholders	$25,701	$9,041	$(914)

Basic income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$1.10	$0.39	$(0.02)
Earnings (loss) from discontinued operations, net	--	--	(0.02)
Basic income (loss) per share attributable to Reading International, Inc. shareholders	$1.10	$0.39	$(0.04)

Diluted income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$1.08	$0.38	$(0.02)
Earnings (loss) from discontinued operations, net	--	--	(0.02)
Diluted income (loss) per share attributable to Reading International, Inc. shareholders	$1.08	$0.38	$(0.04)
Weighted average number of shares outstanding–basic	23,431,855	23,348,003	23,028,596
Weighted average number of shares outstanding–diluted	23,749,221	23,520,271	23,028,596

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2014

(U.S. dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$25,644	$9,145	$(1,406)
Cumulative foreign currency adjustment	(14,214)	(19,368)	4,419
Reclassification of realized gain on available for sale investments included in net income (loss)	--	--	(109)
Unrealized income (loss) on available for sale investments	--	--	107
Accrued pension service benefit (costs)	738	(593)	(1,980)
Comprehensive income (loss)	$12,168	$(10,816)	$1,031
Net (income) loss attributable to noncontrolling interests	57	(104)	492
Comprehensive (income) loss attributable to noncontrolling interests	(41)	107	(5)
Comprehensive income (loss) attributable to Reading International, Inc.	$12,184	$(10,813)	$1,518

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2014

(In thousands)

	Common Stock							Accumulated	Reading
		Class A		Class B	Additional			Other	International Inc.		Total
	Class A	Par	Class B	Par	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Income/(Loss)	Equity	Interests	Equity
At January 1, 2012	21,311	$220	1,495	$15	$135,171	$(66,079)	$(4,512)	$58,937	$123,752	$1,235	$124,987

Net loss	--	--	--	--	--	(914)	--	--	(914)	(492)	(1,406)
Other comprehensive income	--	--	--	--	--	--	--	2,432	2,432	5	2,437
Stock option and restricted stock compensation expense	--	2	--	--	1,276	--	--	--	1,278	--	1,278
Class A common stock issued for stock bonuses and options exercised	277	1	--	--	307	--	--	--	308	--	308
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	3,350	3,350
At December 31, 2012	21,588	$223	1,495	$15	$136,754	$(66,993)	$(4,512)	$61,369	$126,856	$4,098	$130,954

Net income	--	--	--	--	--	9,041	--	--	9,041	104	9,145
Other comprehensive loss	--	--	--	--	--	--	--	(19,854)	(19,854)	(107)	(19,961)
Stock option and restricted stock compensation expense	--	2	--	--	948	--	--	--	950	--	950
Class A common stock issued for stock bonuses and options exercised	280	--	--	--	248	--	--	--	248	--	248
Conversion of noncontrolling interest to equity	--	--	--	--	(101)	--	--	--	(101)	101	--
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	2,513	2,513
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(2,102)	(2,102)
At December 31, 2013	21,890	$225	1,495	$15	$137,849	$(57,952)	$(4,512)	$41,515	$117,140	$4,607	$121,747
Net income	--	--	--	--	--	25,701	--	--	25,701	(57)	25,644
Other comprehensive loss	--	--	--	--	--	--	--	(13,476)	(13,476)	(41)	(13,517)
Stock option and restricted stock compensation expense	--	3	--	--	1,410	--	--	--	1,413	--	1,413
Stock repurchase plan	(432)	--	--	--	--	--	(4,070)	--	(4,070)	--	(4,070)
Class A common stock issued for stock bonuses and options exercised	283	--	--	--	978	--	--	--	978	--	978
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	327	327
Distributions to noncontrolling shareholders										(224)	(224)
At December 31, 2014	21,741	$228	1,495	$15	$140,237	$(32,251)	$(8,582)	$28,039	$127,686	$4,612	$132,298

See accompanying notes to consolidated financial statement.

X

Reading International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2014

(U.S. dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$25,644	$9,145	$(1,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss recognized on foreign currency transactions	--	(415)	(20)
Equity (earnings) loss of unconsolidated joint ventures and entities	(1,015)	(1,369)	(1,621)
Distributions of earnings from unconsolidated joint ventures and entities	857	1,095	1,540
Loss provision on impairment of asset	--	--	1,463
(Gain) loss on sale of assets	(25)	56	176
Change in valuation allowance for net deferred tax assets	(14,029)	2,198	1,929
Gain on sale of marketable securities	--	--	(109)
Gain on cinema acquisition and settlement	--	(1,359)	--
Depreciation and amortization	15,468	15,197	16,384
Amortization of prior service costs	738	660	304
Amortization of above and below market leases	292	413	395
Amortization of deferred financing costs	737	954	1,440
Amortization of straight-line rent	310	574	1,213
Stock based compensation expense	1,413	950	1,278
Changes in assets and liabilities:
(Increase) decrease in receivables	(2,753)	281	(1,449)
(Increase) decrease in prepaid and other assets	(493)	(16)	1,907
Increase (decrease) in accounts payable and accrued expenses	148	556	1,800
Increase in film rent payable	3,117	133	435
Increase (decrease) in taxes payable	(4,743)	(3,294)	(2,965)
Increase (decrease) in deferred revenue and other liabilities	2,677	(576)	2,802
Net cash provided by operating activities	28,343	25,183	25,496
Investing Activities
Cash paid for acquisitions	--	--	(5,510)
Cash received from cinema acquisition	--	1,936	--
Purchases of and additions to operating property	(14,914)	(20,082)	(8,213)
Change in restricted cash	(614)	1,609	(6)
Purchase of notes receivable	--	--	(1,800)
Proceeds from notes receivable	--	2,000	--
Sale of marketable securities	--	--	2,974
Distributions of investment in unconsolidated joint ventures and entities	208	395	382
Proceeds from sale of property	5,422	--	14,078
Purchase of time deposits	--	--	(8,000)

Proceeds from time deposits	--	8,000	--
Net cash used in investing activities	(9,898)	(6,142)	(6,095)
Financing Activities
Repayment of long-term borrowings	(7,140)	(28,121)	(62,602)
Proceeds from borrowings	8,173	12,500	47,007
Capitalized borrowing costs	(1,320)	(563)	(782)
Repurchase of Class A Nonvoting Common Stock	(4,070)	--	--
Proceeds from the exercise of stock options	978	248	308
Noncontrolling interest contributions	327	263	3,350
Noncontrolling interest distributions	(223)	(2,102)	--
Net cash used in financing activities	(3,275)	(17,775)	(12,719)
Effect of exchange rate on cash	(2,618)	(2,101)	252

Increase (decrease) in cash and cash equivalents	12,552	(835)	6,934
Cash and cash equivalents at the beginning of the period	37,696	38,531	31,597
Cash and cash equivalents at the end of the period	$50,248	$37,696	$38,531
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$9,504	$6,953	$14,526
Income taxes	6,407	5,903	5,666
Non-Cash Transactions
Lease make-good accrual	$4,637	$--	$--
Contribution from noncontrolling shareholder in exchange for debt reduction - related party	$--	$2,250	$--
Conversion of noncontrolling interest to equity	--	101	--
In-kind exchange of stock for the exercise of options, net	--	301	--
Contribution from noncontrolling shareholder from bonus accrual	--	--	255

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of RDI and its subsidiaries include the accounts of RDGE, CRG, and CDL.  Also consolidated are Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia, Sutton Hill Properties, LLC, a company in which we own a 75% interest and whose only asset is the fee interest in the Cinemas 1, 2, 3, and Shadow View Land and Farming, LLC in which we own a 50% controlling membership interest and whose only asset is a 202-acre land parcel in Coachella, California.

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

Notes Payable Refinancing

Australian NAB Corporate Term Loan and Revolver

On June 27, 2014, we refinanced our existing three-tiered credit facility with NAB. It is comprised of (1) the Bank Bill Discount Facility with a facility limit of AUS$61.3 million, an interest rate of 2.35% above the BBSY, and amortization at AUS$2.0 million per year; (2) the Bill Discount Facility – Revolving with a facility limit of AUS$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion and (3) the Bank Guarantee Facility with a facility limit of AUS$5.0 million. All three have a due date of June 30, 2019. The modification of this particular term loan was not considered to be substantial as defined by ASC 740.

New Zealand Corporate Credit Facility

The New Zealand bank loan with Westpac comes due for repayment on March 31, 2015.  This loan has been classified as a short term liability on the consolidated balance sheet as of December 31, 2014. The loan is expected to be refinanced at terms similar or better to the existing Credit Facility.

Cinemas 1, 2, 3 Term Loan

On June 26, 2014, our controlled subsidiary Sutton Hill Properties, LLC, entered into an agreement with Sovereign Bank, refinancing the current loan on the property and providing an additional $6.0 million for the acquisition of air rights to add additional density to any redevelopment of the property (“air rights”).We replaced an existing term loan of $15.0 million that was scheduled to mature on the following day. The new loan has a 2-year term, payable interest only, commencing June 27, 2014, all principal and unpaid interest due and payable on maturity.

U.S. Credit Facility

On November 28, 2014, we refinanced our Bank of America revolver, which increased the borrowing limits from $35.0 million to $55.0 million with no loan amortization required during the term. The loan has a 5-year term, maturing on December 1, 2019. Interest rate at Libor plus applicable margin rate (ranging from 2.5% to 3.0%) adjusted quarterly. On March 25, 2013, Bank of America increased the borrowing limit on our BofA Revolver from $30.0 million to $35.0 million.  In addition, Bank of America increased our existing $3.0 million line of credit to $5.0 million. On October 31, 2012, we replaced our GE Capital Term Loan of $27.7 million with a credit facility from Bank of America of $30.0 million with an interest rate of between 2.50% and 3.00% above LIBOR and an expiration date of October 31, 2017.  See Note 12 – Notes Payable.

U.S Minetta and Orpheum Theatres Loan

On May 29, 2013, we replaced our Liberty Theater Term Loan with a loan secured by our Orpheum and Minetta Lane theaters, thus releasing the Royal George from the security and leaving it unencumbered. This new loan has a note balance of $7.5 million bearing an interest rate of LIBOR plus a 2.5% margin and having a LIBOR rate cap of 4.00%.  See Note 12 – Notes Payable.

Cash Position

Our cash position at December 31, 2014 was $50.2 million, including $30.4 million in the U.S., $12.1 million in Australia, and $7.7 million in New Zealand. As part of our main credit facilities in Australia, New Zealand and the U.S., we are subject to certain debt covenants that limit the transfer or use of cash outside of the various regional subsidiaries in which the cash is held. As such, at December 31, 2014, we have approximately $26.2 million of cash worldwide that is not restricted by loan covenants.

At December 31, 2014, $25.3 million is available on our Bank of America revolver in the U.S.; $9.4 million (NZ$12.0 million) available under our New Zealand Corporate Credit facility; $5.0 million available under our BofA Revolver in the U.S and $6.0 million available under our Sovereign Line of Credit in the US to be used for the acquisition of the air rights for the Cinemas 1,2,3.  Accordingly, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $50.2 million cash balance, and continuing generation of cash through operations, to meet our anticipated short-term working capital requirements.

Accounting Principles

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for which cost approximates fair value.

Time Deposits

Time deposits are cash depository investments in which the original maturity of the investments is greater than 90 days. During May 2012, we purchased $8.0 million in U.S. dollar time deposits in Australia which matured on January 3, 2013 having an interest rate of 0.48%. On December 31, 2013, we had $1.1 million US dollars held on deposit in Australia. We had no time deposits at December 31, 2014.

Receivables

Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets, concessions, or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily made up of the goods and services tax (“GST”) refund receivable from our Australian taxing authorities and the management fee receivable from the managed cinemas and property damage insurance recovery proceeds. We have no history of significant bad debt losses and we have established an allowance for accounts that we deem uncollectible.

Inventory

Inventory is composed of concession goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 - Investments—Debt and Equity Securities (“ASC 320-10”).  Our investment in Marketable Securities includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  In accordance with ASC 320-10, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.  Premiums and discounts of any debt instruments are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  We evaluate our available for sale securities for other than temporary impairments at the end of each reporting period. These investments have a cumulative unrealized gain of $10,000 included in other comprehensive income at December 31, 2014. For the years ended December 31, 2014, 2013, and 2012, our net unrealized losses were $1,000, $0, and $2,000, respectively.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2014 and 2013, our restricted cash balance was $1,433,000 and $782,000, respectively.

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

Investment and Development Property

Investment and development property consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs that we are either holding for development, currently developing, or holding for investment appreciation purposes.  These properties are initially recorded at the lower of cost or fair market value.  Within investment and development property are building and improvement costs directly associated with the development of potential cinemas (whether for sale or lease), the development of entertainment themed retail centers (“ETRCs”), or other improvements to real property. As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets. We cease capitalization on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed.  During the year-ended December 31, 2009, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, these properties are considered held for development and we have not capitalized interest for these projects since 2009 and will not do so, until the development work recommences.

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

For certain non-income producing properties, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets. No impairment losses were recorded in 2014 or 2013. In 2012, an impairment loss of $1.5 million was recorded.

Pursuant to FASB ASC 350-35, goodwill and intangible assets are evaluated annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates. There was no impairment for the goodwill and intangible assets for the years ended December 31, 2014, 2013, and 2012, respectively.

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

A property is classified as held for sale when certain criteria, as set forth under ASC 360-15, are met. At such time, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  For a description of the properties previously held for sale see Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items. These asset transfers from held for sale to operating resulted in a reclassification of their operating results which is reflected in our December 31, 2014, 2013, and 2012 Consolidated Statements of Operations.

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

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $2.1 million, $3.4 million, and $3.8 million for the years ended December 2014, 2013, and 2012, respectively.

Legal Settlement Income/Expense

For the years ended December 31, 2014, 2013, and 2012, we recorded losses on the settlement of litigation of ($83,000), ($285,000), and ($194,000), respectively, included in other income (expense).  Also included in other income/expense for the year ended December 31, 2013 was a $1.4 million net gain on acquisition and settlement (see Note 8 – Acquisitions, Disposals, and Assets Held for Sale).

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

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the U.S. dollar to the Australian dollar were $0.8173 and $0.8929 as of December 31, 2014 and 2013, respectively. The exchange rates of the U.S. dollar to the New Zealand dollar were $0.7796 and $0.8229 as of December 31, 2014 and 2013, respectively.

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

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2014, 2013, and 2012, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options and unvested restricted stock.  We had issued stock options to purchase 568,250, 709,850, and 672,350 shares of Class A Common Stock at December 31, 2014, 2013, and 2012, respectively, at a weighted average exercise price of $6.88, $6.66, and $6.24 per share, respectively.  Stock options to purchase 185,100, 185,100, and 185,100 shares of Class B Common Stock were outstanding at the years ended December 31, 2014, 2013, and 2012, respectively, at a weighted average exercise price of $9.90, $9.90, and $9.90 per share, respectively.  In accordance with FASB ASC 260-10 – Earnings Per Share (“ASC 260-10”), for any years that we record losses from continuing operations before discontinued operations, the effect of the stock options and restricted stock are anti-dilutive and accordingly excluded from the diluted earnings per share computation (see Note 4 – Earnings (Loss) Per Share).

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

The financial assets and liabilities recorded at fair value in our consolidated financial statements are marketable securities and interest rate swaps/cap.  The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The remaining financial assets and liabilities that are only disclosed at fair value are comprised of notes payable, TPS, and other debt instruments.  We estimated the fair value of our secured mortgage notes payable, our unsecured notes payable, TPS and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

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

Accounting Pronouncements Adopted During 2014

No new pronouncements were adopted during the year ended December 31, 2014.

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

Note 3 – Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, Sr. our now deceased Chairman of the Board and Chief Executive Officer, was granted $1,200,000, $750,000, and $950,000, of restricted Class A Non-voting Common Stock (“Class A Stock”) for each of the years ended December 31, 2014, 2013, and 2012, respectively. The 2014, 2013, and 2012 stock grants of 160,643, 125,209, and 217,890 shares, respectively, were granted with stock grant prices of $7.47, $5.99, and $4.36, respectively. Mr. Cotter, Sr.’s stock compensation was granted fully vested with a five-year restriction on sale.  As of December 31, 2014, the 2014 stock grant had not yet been issued. During 2014, we issued to Mr. Cotter, Sr. 125,209 of Class A Stock for his 2013 vested stock grants which had a stock grant price of $5.99 and a grant date fair value of $750,000.

During 2012, we issued 9,680 shares as a one-time stock grant of Class A Stock to our employees valued at $44,000.

During the years ended December 31, 2014, 2013, and 2012, we recorded compensation expense of $1,200,000, $750,000, and $994,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding – January 1, 2012	--	$--
Granted	227,570	994
Vested	(227,570)	(994)
Outstanding – December 31, 2012	--	$--
Granted	125,209	750
Vested	(125,209)	(750)
Outstanding – December 31, 2013	--	$--
Granted	160,643	1,200
Vested	(160,643)	(1,200)
Outstanding – December 31, 2014	--	$--

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

When our tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created. ASC 718-10 requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the years ended December 31, 2014, 2013, and 2012, there was no impact to the consolidated statements of cash flows because there were no material recognized tax benefits during these periods.

ASC 718-10 requires companies to estimate forfeitures. Based on our historical experience, we did not estimate any forfeitures for the options granted during the years ended December 31, 2013, and 2012. However during 2014, we had forfeitures of 64,000 options for the Class A common stock as a result of employee terminations. It is the company’s policy, unless adjusted by the Compensation Committee, to give the terminated employees three months from their termination date to exercise their options.  If the options are not exercised within the three month period, they are considered forfeited.

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

For the 80,000 175,000 and 206,000 options granted during 2014, 2013 and 2012 respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013
Stock option exercise price	$8.56	$6.19
Risk-free interest rate	2.51%	2.25%
Expected dividend yield	--	--
Expected option life	5.00 yrs.	5.00 yrs.
Expected volatility	31.33%	31.80%
Weighted average fair value	$2.76	$1.98

Using the above assumptions and based on our use of the modified prospective method, we recorded $146,000, $199,000, and $285,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the years ended December 31, 2014, 2013, and 2012, respectively.  At December 31, 2014 total unrecognized estimated compensation cost related to non-vested stock options granted was $446,000 which is expected to be recognized over a weighted average vesting period of 2.50 years.

For the stock options exercised during the years ended December 31, 2014, 2013 and 2012 we issued 157,600,  62,500 and 95,000 shares of Class A Stock for cash to employees of the corporation under this stock based compensation plan with weighted average exercise prices of $6.21, $3.98 and $4.68 respectively.  The total realized value of stock options exercised during the years ended December 31, 2014 and 2013 was $321,200 and $133,000, respectively.  We recorded cash received from stock options exercised of $978,000 and $248,000 during the years ended December 31, 2014 and 2013, respectively.  In 2013, 75,000 options were exercised having a realized value of $124,000 for which we did not receive any cash but the employee elected to receive the net incremental number of in-the-money shares of 53,136 based on an exercise price of $4.01 and a market price of $5.66. In 2012, 41,000 options were exercised having a realized value of $103,000 for which we did not receive cash but the employee elected to receive the net incremental number of in-the-money shares of 15,822 based on an exercise price of $4.01 and a market price of $6.53. At December 31, 2014, the intrinsic, unrealized value of all options outstanding, vested and expected to vest, was $ 4,197,000 of which 59.0% were currently exercisable.

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

We had the following stock options outstanding and exercisable:

			Weighted					Weighted Average
	Common Stock		Average Exercise		Common Stock			Price of
	Options		Price of Options		Exercisable			Exercisable
	Outstanding		Outstanding		Options			Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A		Class B
Outstanding-January 1, 2012	622,350	185,100	$5.65	$9.90	544,383	167,550		$5.86		$10.05
Granted	206,000	--	5.94	$--	--	--	--	--	--	--
Exercised	(136,000)	--	4.68	$--	--	--	--	--	--	--
Expired	(20,000)	--	3.75	$--	--	--	--	--	--	--
Outstanding - December 31, 2012	672,350	185,100	$6.24	$9.90	546,350	185,100		$6.26		$9.90
Granted	175,000	--	6.19	--	--	--		--		--
Exercised	(137,500)	--	4.00	--	--	--		--		--
Outstanding - December 31, 2013	709,850	185,100	$6.66	$9.90	490,350	185,100		$6.85		$9.90
Granted	80,000	--	8.56	--	--	--		--		--
Exercised	(157,600)	--	6.21	--	--	--		--		--
Expired	(64,000)	--	6.83	--	--	--		--		--
Outstanding - December 31, 2014	568,250	185,100	$6.88	$9.90	348,000	185,100		$6.82		$9.90

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2014 and 2013 were approximately 2.44 and 4.70 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2014 and 2013 was approximately 3.11 and 3.63 years, respectively.

Note 4 – Earnings (Loss) Per Share

For the three years ended December 31, 2014, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2014	2013	2012
Income (loss) from continuing operations	$25,701	$9,041	$(509)
Income (loss) from discontinued operations	--	--	(405)
Net income (loss) attributable to Reading International, Inc. common shareholders	25,701	9,041	(914)
Basic income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$1.10	$0.39	$(0.02)
Earnings (loss) from discontinued operations, net	--	--	(0.02)
Basic income (loss) per share attributable to Reading International, Inc. shareholders	$1.10	$0.39	$(0.04)
Diluted income (loss) per common share attributable to Reading International, Inc. shareholders:
Earnings (loss) from continuing operations	$1.08	$0.38	$(0.02)
Earnings (loss) from discontinued operations, net	--	--	(0.02)

Diluted income (loss) per share attributable to Reading International, Inc. shareholders	$1.08	$0.38	$(0.04)
Weighted average shares of common stock – basic	23,431,855	23,348,003	23,028,596
Weighted average shares of common stock – diluted	23,749,221	23,520,271	23,028,596

For the years ended December 31, 2014 and 2013 the weighted average common stock – dilutive included 317,366 and 172,268, respectively, of incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock. For the year ended December 31, 2012, we recorded a loss from continuing operations.  As such, the 284,054 of incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock were excluded from the computation of diluted loss per share because they were anti-dilutive in that period.   In addition, 596,627, 847,891, and 791,286 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2014, 2013, and 2012, respectively.  The total number of in-the-money stock options, out-of-the-money stock options, and unissued restricted Class A Stock that could potentially dilute basic earnings per share was 1,953,350, 1,020,159, and 1,075,340 for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 5 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2014	2013
Prepaid and other current assets
Prepaid expenses	$1,166	$1,079
Prepaid taxes	855	623
Prepaid rent	1,033	1,210
Deposits	369	368
Other	3	3
Total prepaid and other current assets	$3,426	$3,283

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	97	144
Deferred financing costs, net	2,515	1,833
Interest rate cap at fair value	--	75
Tenant inducement asset	--	512
Straight-line rent asset	2,547	2,310
Other	20	2
Total non-current assets	$6,313	$6,010

Note 6 – Operating Property

Property associated with our operating activities is summarized as follows (dollars in thousands):

	December 31,
Operating property	2014	2013
Land	$62,024	$65,578
Building and improvements	120,913	123,061

Leasehold improvements	51,494	46,330
Fixtures and equipment	107,286	106,099
Total cost	341,717	341,068
Less: accumulated depreciation	(154,828)	(149,408)
Operating property, net	$186,889	$191,660

Depreciation expense for operating property was $14.4 million, $14.0 million, and $14.9 million for the three years ended December 31, 2014,  2013, and 2012, respectively.

Note 7 – Investment and Development Property

Investment and development property is summarized as follows (dollars in thousands):

	December 31,
Investment and Development Property	2014	2013
Land	$23,833	$59,550
Construction-in-progress (including capitalized interest)	2,291	14,680
Investment and development property, net	$26,124	$74,230

During the year-ended December 31, 2009, we decided to curtail our current development progress on certain Australian and New Zealand land development projects. As a result, we did not capitalize interest on these projects during 2014,  2013, and 2012 and we will not capitalize interest for these projects until development work recommences.

During 2014, our Burwood property was transferred to Held for Sale as an outcome of our successful sale transaction, which has not been treated as a sale, under U.S. GAAP.

Note 8 – Acquisitions, Disposals, and Assets Held for Sale

2014 Transactions

Land held for Sale - Burwood

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

Our book value in the property is $42.6 million (AUS$52.1 million) and while the transaction was treated as a current sale for tax purposes [tax basis $37.4 million (AUS$45.3 million)], it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset has been listed as a long term asset.

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

Land Held for Sale – Moonee Ponds

On October 15, 2013, we entered into a definitive purchase and sale agreement with Moonee Ponds Pty Ltd, an affiliate of Leighton Properties Pty Ltd, for the sale of our properties located in Moonee Ponds, Victoria, Australia.  The agreement calls for a sale price of AUS$23.0 million payable in full on April 16, 2015.  Leighton Properties Pty Ltd. has guaranteed the purchaser’s performance.  Our attorney has received from the purchaser bank guaranties and checks in the amount of AUS$2.3 million representing the agreed upon 10% deposit.  These amounts will be held by our attorney and released to us upon settlement on April 16, 2015.  Prior to settlement, Reading retains title to the properties, is responsible for their costs (including taxes and utilities), and is entitled to receive all of their revenues (the properties are currently used as a parking lot). The properties comprise approximately 3.3 acres and are carried on our books at $11.6 million (AUS$12.4 million) at December 31, 2014 which is classified as land held for sale on our December 31, 2014 consolidated balance sheet. The historical operations of this property were as an non-attendant parking lot which are not material and thus not separately presented as discontinued operations.

2012 Transactions

Indooroopilly - Sale

On November 20, 2012, we sold our Indooroopilly property for $12.4 million (AUS$12.0 million). As its book value at the time of sale was $12.5 million (AUS$12.1 million), we recorded a loss on sale in the form of an impairment expense of $318,000 (AUS$306,000) for the year ended December 31, 2012 which included the cost to sell the property.  The operational results are included in income (loss) from discontinued operations on our Consolidated Statements of Operations for the year ended December 31, 2012 The condensed statement of operations for Indooroopilly is as follows (dollars in thousands):

2012
Revenue	$793
Less: operating expense	560
Less: impairment expense	318
Income (loss) from discontinued operations, net of tax	$(85)

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

Coachella, California Land - Acquisition

On January 10, 2012, Shadow View Land and Farming, LLC, a limited liability company owned by our Company, acquired a 202-acre property, then zoned for the development of over 800 single-family residential units, located in the City of Coachella, California.  The property was acquired at a foreclosure auction for $5.5 million.  The property was acquired as a long-term investment in developable land. Half of the funds used to acquire the land were provided by the Mr. James J. Cotter, Sr. our former Chairman, Chief Executive Officer and controlling shareholder.  Upon the approval of our Conflicts Committee, these funds were converted on January 18, 2012 into a

50% interest in Shadow View Land and Farming, LLC.  We are the managing member of this company.  See Note 20 – Noncontrolling Interests.

Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items

There were no transfers of held for sale real estate to continuing operations or related items in 2014, 2013 or 2012.

Note 10 – Goodwill and Intangible Assets

Goodwill associated with our business combinations is tested for impairment at the beginning of the fourth quarter with continued evaluation through the end of the fourth quarter of every year.  The fair value estimates of each of our reporting units is based on the projected profits and cash flows of the related assets using each reporting unit’s weighted average cost of capital as a discount rate. As a result of this test, whereby the Step 1 Test was passed for all reporting units, it was determined that there is no impairment to our goodwill as of December 31, 2014 or 2013.

At December 31, 2014 and 2013, our goodwill consisted of the following (dollars in thousands):

2014	Cinema	Real Estate	Total
Balance as of January 1, 2014	$16,935	$5,224	$22,159
Foreign currency translation adjustment	(878)	--	(878)
Balance at December 31, 2014	$16,057	$5,224	$21,281

2013	Cinema	Real Estate	Total
Balance as of January 1, 2013	$17,674	$5,224	$22,898
Foreign currency translation adjustment	(739)	--	(739)
Balance at December 31, 2013	$16,935	$5,224	$22,159

We have intangible assets other than goodwill that are subject to amortization which are being amortized over various periods (dollars in thousands):

As of December 31, 2014	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$24,150	$7,254	$423	$31,827
Less: Accumulated amortization	15,989	3,929	423	20,341
Total, net	$8,161	$3,325	$--	$11,486

As of December 31, 2013	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$24,223	$7,254	$455	$31,932
Less: Accumulated amortization	14,520	3,517	455	18,492
Total, net	$9,703	$3,737	$--	$13,440

We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our option fee and other intangible assets over 10 years.  For the years ended December 31, 2014, 2013, and 2012, our amortization expense was $2.0 million, $2.2 million, and $2.2 million, respectively. The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2015	$1,919
2016	1,722
2017	1,326
2018	1,318
2019	776
Thereafter	4,425
Total future amortization expense	$11,486

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution as described below.  As of December 31, 2014 and 2013, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2014	2013
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,564	1,571
205-209 East 57th Street Associates, LLC	25.0%	--	--
Mt. Gravatt	33.3%	4,605	5,164
Total investments		$6,169	$6,735

For the years ended December 31, 2014, 2013, and 2012, we recorded our earnings (loss) from our unconsolidated joint ventures and entities as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Rialto Distribution	$120	$159	$199
Rialto Cinemas	297	221	209
205-209 East 57th Street Associates, LLC	--	(1)	27
Mt. Gravatt	598	990	1,186
Total equity earnings	$1,015	$1,369	$1,621

Rialto Distribution

Due to significant losses in years past, we determined that the goodwill associated with Rialto Distribution’s investment in the film distribution business was fully impaired. As a result of these losses, as of January 1, 2010, we treat our interest as a cost method interest in an unconsolidated joint venture.  For the years ended December 31, 2014, 2013, and 2012 we received $120,000 (NZ$140,000), $159,000 (NZ$195,000), and $199,000 (NZ$245,000), respectively, in distributions from our interest in Rialto Distribution which we recorded as earnings at the time of receipt.

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

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheets and statements of operations of Mt. Gravatt are as follows (dollars in thousands):

Mt. Gravatt Condensed Balance Sheet Information

	December 31,
	2014	2013
Current assets	$903	$887
Noncurrent assets	2,621	3,288
Current liabilities	753	751
Noncurrent liabilities	68	30
Members’ equity	2,703	3,394

Mt. Gravatt Condensed Statements of Operations Information

	December 31,
	2014	2013	2012
Total revenue	$10,503	$12,949	$15,236
Net income	1,775	2,923	3,513

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”). Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.8 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  A gain on the transfer of our ownership interest in MIL of $268,000 was recognized during 2009 as a result of this transaction.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will receive any distributions from this tail interest. During 2012, we received $191,000 in interest on the promissory note, and, on June 14, 2011, we received $6.8 million of principal and interest owed on this note. We believe that further amounts are owed under the note and we have begun litigation to collect such amounts. Any further collections will be recognized when received.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, these financials only exclude Rialto Distribution (dollars in thousands):

Condensed Balance Sheet Information

	December 31,
	2014	2013
Current assets	$3,146	$3,255
Noncurrent assets	5,128	5,934
Current liabilities	2,427	2,516
Noncurrent liabilities	673	670
Members’ equity	5,174	6,002

Condensed Statements of Operations Information

	December 31,
	2014	2013	2012
Total revenue	$21,036	$23,070	$26,138
Net income	2,774	3,598	4,590

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	December 31, 2014	December 31, 2013	Maturity Date	December 31, 2014	December 31, 2013
Trust Preferred Securities	4.23%	4.24%	April 30, 2027	$27,913	$27,914
Australian NAB Corporate Term Loan	5.04%	5.09%	June 30, 2019	47,403	56,699
Australian NAB Corporate Revolver	5.04%	5.09%	June 30, 2019	8,173	--
Australian Shopping Center Loans	--	--	November 1, 2014	--	89
New Zealand Corporate Credit Facility	5.80%	4.80%	March 31, 2015	21,829	23,041
US Bank of America Credit Facility	2.67%	2.67%	December 1, 2019	29,750	31,500
US Bank of America Line of Credit	3.17%	3.17%	October 31, 2017	--	--
US Cinema 1, 2, 3 Term Loan	3.69%	5.21%	July 1, 2016	15,000	15,000
US Minetta & Orpheum Theatres Loan	2.94%	2.91%	June 1, 2018	7,500	7,500
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,468	6,717
Total				$164,036	$168,460

Trust Preferred Securities

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheet.  Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to re-fix the rate at the current market rate at that time. Effective October 28, 2013, we entered into a fixed interest rate swap of $27.9 million at 1.20% plus the 4.00% margin, expiring on October 31, 2017, see Note 13 – Derivative Instruments. There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full. We may pay off the debt after the first five years at 100% of the principal amount without any penalty. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt. The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level. However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a payment of $270,000 in December 2014.

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

During the years ended December 31, 2014, 2013, and 2012, we paid $1.4 million, $1.2 million, and $1.9 million, respectively, in preferred dividends to the unrelated investors that are included in interest expense. At December 31, 2014 and 2013, we had preferred dividends payable of $194,000 and $191,000, respectively.  Interest payments for this loan are required every three months.

Australia

Australian NAB Corporate Term Loan and Revolver

On June 27, 2014, we refinanced our existing three-tiered credit facility with NAB. It is comprised of (1) the Bank Bill Discount Facility with a facility limit of AUS$61.3 million, an interest rate of 2.35% above the BBSY, and amortization at AUS$2.0 million per year; (2) the Bill Discount Facility – Revolving with a facility limit of AUS$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion. As of December 31, 2014, the revolver has been fully drawn; and (3) the Bank Guarantee Facility with a facility limit of AUS$5.0 million. All three have an expiry date of June 30, 2019. The modification of this particular term loan was not considered to be substantial as defined by ASC 740.

Australian Shopping Center Loans

In July 2004, as part of the acquisition of the Anderson Cinema Circuit, we assumed the three loans on the Epping, Rhodes, and West Lakes properties. The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $82,000 (AUS$100,000) per year. Early repayment is possible without penalty. The only recourse on default of these loans is the security on the properties. The last of the three loans (Rhodes) was paid in full in November of 2014.

New Zealand

New Zealand Corporate Credit Facility

On February 8, 2012, we received an approved amendment from Westpac renewing our existing $36.9 million (NZ$45.0 million) New Zealand credit facility with a 3-year credit facility with a due date of March 31, 2015.

The facility called for a decrease in the overall facility by $4.1 million (NZ$5.0 million) to $32.8 million (NZ$40.0 million), an increase in the facility margin of 0.55% to 2.00%, and the line of credit charge increase from 0.30% to 0.40%. The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries. The facility includes various affirmative and negative financial covenants designed to protect the bank’s security regarding capital expenditures and the repatriation of funds out of New Zealand. Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent.

As indicated above this credit facility matures on March 31, 2015. Accordingly the outstanding balance of this debt of $21.8 million (NZ$28.0 million) is classified as current on our December 31, 2014 balance sheet. While no assurances can be given that we will be successful, we are currently in the process of renewing this loan at similar or better terms to the existing credit facility and anticipate that the refinancing will be completed before the loan matures.

US

Bank of America Revolver

On November 28, 2014 our Bank of America revolver was refinanced from $35.0 million to $55.0 million with no loan amortization required during the term. As of December 31, 2014 we have drawn $29.8 million on the new revolver. The loan has a 5 year term maturing on December 1, 2019. Interest rate at LIBOR plus applicable margin rate (ranging from 3.0% to 2.5%) adjusted quarterly.

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

Bank of America Line of Credit

On October 31, 2012, Bank of America renewed and increased our existing $3.0 million line of credit to $5.0 million. The LOC carries an interest rate equal to BBA LIBOR floating plus a 3.50% margin and an unused line fee of 0.03%. The agreement is in effect till October 31, 2017 and is potentially renewable at that date. The undrawn balance of this LOC is $5.0 million at December 31, 2014.

Cinemas 1, 2, 3 Term Loan

On June 26, 2014, our controlled subsidiary Sutton Hill Properties, LLC, entered into an agreement with Sovereign Bank, refinancing the current loan on the property and providing an additional $6.0 million for the acquisition of air rights to add additional density to any redevelopment of the property (“air rights”).We replaced an existing term loan of $15.0 million that was scheduled to mature on the following day. The new loan has a 2-year term, payable interest only, commencing June 27, 2014, all principal and unpaid interest due and payable on maturity. The loan is collateralized by our Cinemas 1,2,3 property (including any air rights that we may acquire). The loan has an interest rate of 3.50% over the 30-day LIBOR. The modification of this particular term loan was not considered to be substantial as defined by ASC 740.

Minetta and Orpheum Theatres Loan

On May 29, 2013, we refinanced our Liberty Theaters loan with a $7.5 million loan secured by our Minetta and Orpheum theatres, thus releasing the Royal George from the security and leaving it unencumbered. This new loan has a maturity date of June 1, 2018, and an interest rate of LIBOR plus a 2.75% margin with a LIBOR rate cap of 4.00% plus the 2.75% margin. See Note 13 – Derivative Instruments.

Union Square Theatre Term Loan

On April 30, 2010, we refinanced the loan secured by our Union Square property with another lender.  The new loan for $7.5 million has a five-year term with a maturity date of May 1, 2015, with a fixed interest rate of 5.92% per annum and an amortization payment schedule of 20 years with a balloon payment of approximately $6.5 million at the end of the loan term.

As indicated above this credit facility matures on May 1, 2015. Accordingly the outstanding balance of this debt of $6.5 million is classified as current on our December 31, 2014 balance sheet. While no assurances can be given that we will be successful, we are currently in the process of renewing this loan at similar or better terms to the existing loan and anticipate that the refinancing will be completed at the latest by March 31, 2015.

Sutton Hill Capital Note-Related Party

On June 18, 2013, we repaid the SHC Note 2 for $9.0 million. As the debtor on this note was Sutton Hill Properties, LLC, in which we have a 75% interest, the note was, in effect, paid $6.75 million by us and $2.25 million by our co-investor.

Summary of Notes Payable

Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2015	$38,104
2016	16,635
2017	1,635
2018	9,135
2019	70,615
Thereafter	27,912
Total future principal loan payments	$164,036

Since approximately $77.4 million of our total debt of $164.0 million at December 31, 2014 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

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

For our Australian borrowings, we were required to swap no less than 75% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations. Under the June 27, 2014 refinancing the 75% of the loan balance be swapped into fixed rate obligations was no longer required. In conjunction with the NAB Credit Facility, we entered into a five-year interest swap agreement, which swaps more than 100% of our variable rate term loan based on BBSY for a 5.50% fixed rate loan which steps down commensurate with the payments of the loan balance.  At the time of entering into this NAB swap, our existing BOSI swap was “in-the-money” by $160,000.  In lieu of a cash payment for the in-the-money BOSI swap, we negotiated a slightly lower fixed swap rate by 0.05% for our new NAB fixed rate swap.

Although our Bank of America Revolver does not require a fixed interest swap agreement, effective December 31, 2013, we entered into an approximate three-year $28.0 million fixed interest rate swap that has a balance reduction schedule which matches the contraction amortization of the Bank of America Revolver.

Effective October 28, 2013, we entered into a three-year $27.9 million fixed interest rate swap for our Trust Preferred Securities.

As a result of these swap and loan agreements, we pay a total fixed interest rate of 7.90% (5.50% swap contract rate plus a 2.40% margin under the loan) for our NAB Loan, a total fixed interest rate of 3.65% (1.15% swap contract rate plus a 2.50% margin under the loan) for our BofA Loan, and a total fixed interest rate of 5.20%

(1.20% swap contract rate plus a 4.00% margin under the loan) for our Trust Preferred Securities instead of the obligatorily disclosed loan rates of 5.04%, 2.67%, and 4.23%, respectively, as indicated in Note 12 – Notes Payable.

Finally, as part of our new US Minetta and Orpheum Theatres Loan, we entered into a five-year LIBOR rate cap of 4.00% with a loan margin of 2.75% (see Note 12 – Notes Payable).

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2014:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$49,446,650	5.500%	2.688%	June 30, 2016
Interest rate swap	$28,000,000	1.150%	0.169%	October 31, 2017
Interest rate swap	$27,913,000	1.200%	0.233%	October 31, 2017
Interest rate cap	$7,500,000	4.000%	n/a	June 1, 2018

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $1.0 million decrease to interest expense during 2014, a $2.0 million decrease to interest expense during 2013, and a $1.1 million increase to interest expense during 2012. At December 31, 2014 2013 and 2012 we recorded the fair market value of our interest rate swaps of $2.3 million, $3.3 million and $5.9 million respectively, as other long-term liabilities. In accordance with FASB ASC 815-20, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$2,778	$8,745	$836
Foreign	12,066	3,973	1,446
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	$14,844	$12,718	$2,282

Net (income) expense attributable to noncontrolling interests:
United States	200	24	578
Foreign	(143)	(128)	(86)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	--	(1)	27
Foreign	1,015	1,370	1,594
Gain on sale of discontinued operation:
United States	--	--	--
Foreign	--	--	(405)
Income before income tax expense	$15,916	$13,983	$3,990

Significant components of the provision for income taxes are as follows (dollars in thousands):

Year Ended December 31,

	2014	2013	2012
Current income tax expense
Federal	$827	$1,121	$964
State	511	432	584
Foreign	1,251	1,283	1,370
Total	2,589	2,836	2,918
Deferred income tax expense (benefit)
Federal	(14,341)	--	--
State	(1,234)	--	--
Foreign	3,201	2,106	1,986
Total	(12,374)	2,106	1,986
Total income tax expense (benefit)	$(9,785)	$4,942	$4,904

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets	2014	2013
Deferred Tax Assets:
Net operating loss carry-forwards	$9,902	$21,228
Impairment reserves	2,967	2,915
Alternative minimum tax credit carry-forwards	3,546	3,291
Compensation and employee benefits	2,560	3,867
Deferred revenue and expense	3,970	2,398
Land, tangible assets, and option real properties	11,461	5,477
Other	4,696	3,685
Total Deferred Tax Assets	39,102	42,861
Valuation allowance	(16,835)	(34,022)
Net deferred tax asset	$22,267	$8,839

In accordance with FASB ASC 740-10 – Income Taxes (“ASC 740-10”), we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  ASC 740-10 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for  Puerto Rico and New Zealand, as of December 31, 2014, we recorded a valuation allowance of $16.8  million.

After consideration of a number of factors for the Reading U.S. group, including its recent history of financial income its expected future earnings, increase in the market value of its underlying real estate assets and its ability to continue to refinance operations as needed, the Company determined as of December 31, 2014 that it was more likely than not that deferred tax assets of the Reading U.S. group will be realized. Accordingly we reversed the full valuation allowance in the U.S. resulting in an overall net deferred tax asset of $22.3 million as of December 31, 2014, with approximately $6.3 million classified as current and $16.0 million classified as non-current.

As of December 31, 2014, we had U.S. net operating loss carry-forwards of $700,000, expiring in 2031. In addition to the above net operating loss carry-forwards having expiration dates, we have the following carry-forwards that have no expiration date at December 31, 2014:

•	approximately $3.5 million in U.S. alternative minimum tax credit carry-forwards;
•	approximately $3.8 million in Australia loss carry-forwards
•	approximately $11.3 million in New Zealand loss carry-forwards.

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

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Expected tax provision (benefit)	$5,571	$4,894	$1,397
Increase (decrease) in tax expense resulting from:
Change in valuation allowance	(17,187)	(3,882)	(558)
Foreign tax provision	1,252	3,389	3,356
Tax effect of foreign tax rates on current income	--	(294)	(126)
State and local tax provision	375	296	408
Tax/Audit Litigation Settlement	700	1,140	1,140
Other items	(496)	(601)	(713)
Actual tax provision (benefit)	$(9,785)	$4,942	$4,904

U.S. income taxes have not been recognized on the temporary differences between book value and tax basis of investment which is permanently invested in foreign subsidiaries.  These differences become taxable upon a sale of the subsidiary or upon distribution of assets from the subsidiary to U.S. shareholders.  We expect neither of these events will occur in the foreseeable future for any of our foreign subsidiaries.

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States. Cumulative earnings were available for distribution in the Reading Australia consolidated group of subsidiaries as of December 31, 2014. We have provided approximately $3.1 million in tax in connection with these earnings as of December 31, 2014. There is no withholding tax on dividends paid by an Australian company to its 80% or more U.S. public company shareholder, thus we  have not provided foreign withholding taxes for these retained earnings.

We have accrued $16.0 million in income tax liabilities as of December 31, 2014, of which $6.0 million has been classified as current taxes payable and $10.0 million have been classified as non-current tax liabilities.  As part of current taxes payable, we have accrued $3.5 million in connection with federal and state liabilities arising from the “Tax/Audit Litigation” matter which has now been settled (see Note 19 – Commitments and Contingencies). As part of noncurrent tax liabilities, we have accrued an additional $8.8  million related to the “Tax Audit/Litigation” matter. Amounts assessed by the IRS in connection with the “Tax Audit/Litigation” matter are no longer recorded under the cumulative probability approach prescribed by FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”) but are  recorded as a fixed and determinable liability. As of December

31, 2014, amounts which may be assessed by state income tax agencies in connection with the “Tax Audit/Litigation” matter are recorded under the cumulative probability approach prescribed by FASB ASC 740-10-25. We believe the $16.0 million in tax liabilities represents an adequate provision for our income tax exposures.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ending December 31, 2014, December 31, 2013, and December 31, 2012 (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Unrecognized tax benefits – gross beginning balance	$2,160	$2,171	$1,974
Gross increases – prior period tax provisions	1,600	(11)	197
Gross increases – current period tax positions	--	--	--
Settlements	--	--	--
Statute of limitations lapse	--	--	--
Unrecognized tax benefits – gross ending balance	$3,760	$2,160	$2,171

In accordance with FASB ASC 740-10-25 we elected to record interest and penalties related to income tax matters as part of income tax expense.

We had approximately $10.8 million and $11.4 million of gross tax benefits as of the adoption date and December 31, 2007, respectively, plus $1.7 million and $2.3 million of tax interest unrecognized on the financial statements as of each date, respectively.  The gross tax benefits mostly reflect operating loss carry-forwards and the IRS Tax Audit/Litigation case described below.

During the period January 1, 2012 to December 31, 2012 we recorded an increase of $200,000 to our gross unrecognized tax benefits and an increase to tax interest of  $1.1 million, resulting in a total balance of $5.3 million consisting of $2.1 million in tax and $3.2 million in interest. Of the $5.3 million gross unrecognized tax benefit at December 31, 2012, approximately $4.3 million would impact the effective rate if recognized. During the period January 1, 2013 to December 31, 2013 we recorded no material change to our gross unrecognized tax benefits and a decrease to tax interest of approximately $1.4 million, resulting in a total balance of $3.9 million consisting of $2.1 million in tax and $1.8 million in interest. Of the $3.9 million gross unrecognized tax benefit at December 31, 2013,  $2.9 million would impact the effective rate if recognized. During the period January 1, 2014 to December 31, 2014 we recorded an increase of $1.6 million to our gross unrecognized tax benefits and an increase to tax interest of $3.6 million, resulting in a total balance of $9.2 million consisting of $3.7 million in tax and $5.4 million in interest. Of the $9.2 million gross unrecognized tax benefit at December 31, 2014, approximately $8.1 million would impact the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2014, revaluation of current uncertain tax positions, and expiring statutes of limitations.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2010 and earlier are barred by statutes of limitations. Certain U.S. subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us. These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years. Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 19 – Commitments and Contingencies. Our income tax returns for Australia filed since inception in 1995 are generally open for examination. The income tax returns filed in New Zealand and Puerto Rico for calendar year 2009 and afterward remain open for examination as of December 31, 2014.

Note 15 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2014	2013
Current liabilities
Lease liability	$5,900	$5,900
Accrued pension	855	--
Security deposit payable	202	246
Other	12	9
Other current liabilities	$6,969	$6,155
Other liabilities
Foreign withholding taxes	$7,016	$6,748
Straight-line rent liability	9,246	9,259
Environmental reserve	1,656	1,656
Accrued pension	6,740	8,527
Interest rate swap	2,177	3,288
Acquired leases	1,265	1,797
Other payable	484	875
Other	6,910	599
Deferred Revenue - Real Estate (Burwood sale deposit)	5,083	--
Other liabilities	$40,577	$32,749

Village East Purchase Option

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires June 1, 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each. Because our late Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $5.9 million presented under other liabilities which accreted up to the $5.9 million liability till July 1, 2013 (see Note 25 – Related Parties and Transactions).  As the option is able to be exercised starting on July 1, 2013, by SHC we classified the $5.9 million lease liability as a current liability.

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

Level 3 Fair Value Measurements – Impaired Property – For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics. For the year ended December 31, 2012, the fair value of our impaired properties was estimated to be $4.1 million, which we used to record our impairment expense and was based on level 3 inputs in developing management’s estimate of fair value. We did not record an impairment charge for our properties during 2014 and 2013.

As of December 31, 2014, we held certain items that are required to be measured at fair value on a recurring basis. These included available for sale securities and interest rate derivative contracts.    Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap and cap agreements are determined using the market standard methodology of discounting the future expected cash receipts or payments that would occur if the variable interest rate fell above or below the strike rate of the interest rate swap and cap agreements.  The variable interest rates used in the calculation of projected receipts or payments on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

On a recurring basis, we used the above methods and assumptions on the following items to measure fair value subject to the disclosure requirements of ASC 820-10 at December 31, 2014 and 2013, respectively (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2014	2013	2014	2013

Investment in marketable securities	1	$54	$55	$54	$55
Interest rate cap asset	2	$--	$75	$--	$75
Interest rate swap liabilities	2	$2,177	$3,288	$2,177	$3,288

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at December 31, 2014 and 2013 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2014	2013	2014	2013
Cash	1	$50,248	$37,696	$50,248	$37,696
Accounts receivable	1	$11,348	$9,087	$11,348	$9,087
Restricted cash	1	$1,433	$782	$1,433	$782
Accounts and film rent payable	1	$27,435	$25,046	$27,435	$25,046
Notes payable	3	$136,123	$140,547	$116,115	$121,411
Subordinated debt	3	$27,913	$27,913	$10,096	$11,067

For purposes of this fair value disclosure, we based our fair value estimate for notes payable and subordinated debt on our internal valuation whereby we apply the discounted cash flow method to our expected cash flow payments due under our existing debt agreements based on a representative sample of our lenders’ market interest rate quotes as of December 31, 2014 and 2013, respectively, for debt with similar risk characteristics and maturities.

Note 17 – Lease Agreements

Most of our cinemas conduct their operations in leased facilities.  Sixteen of our twenty operating multiplexes in Australia, three of our eight cinemas in New Zealand, and all but one of our cinemas in the United States are in leased facilities.  These cinema leases have remaining terms inclusive of options of 1 to 37 years.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenue with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance, and other costs applicable to the property.  We also lease office space and equipment under non-cancelable operating leases.  All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities that require capitalization.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Base rent expense and contingent rental expense under the operating leases totaled approximately $30.9 million and $1.2 million for 2014, respectively; $32.1 million and $1.3 million for 2013, respectively; and $32.6 million and $1.7 million for 2012, respectively.  Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2014 (dollars in thousands):

	Minimum Ground	Minimum Premises	Equipment	Total Minimum
	Lease Payments	Lease Payments	Lease Payments	Lease Payments
2015	$3,490	$27,597	$2,703	$33,790
2016	3,526	23,724	2,694	29,944
2017	3,621	20,730	2,665	27,016
2018	3,629	16,811	--	20,440
2019	3,691	12,903	--	16,594
Thereafter	12,758	51,666	--	64,424
Total minimum lease payments	$30,715	$153,431	$8,062	$192,208
Since approximately $62.5 million of our total minimum lease payments of $192.2 million as of December 31, 2014 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.  See Note 25 – Related Parties and Transactions for the amount of leases associated with any related party leases.

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

Note 18 – Pension Liabilities

Supplemental Executive Retirement Plan

March 1, 2007, the Board of Directors of Reading International, Inc. (“Reading”) approved a Supplemental Executive Retirement Plan (“SERP”) pursuant to which Reading agreed to provide James J. Cotter, Sr., its then Chief Executive Officer and Chairman of the Board of Directors, supplemental retirement benefits effective March 1, 2007. Under the SERP, Mr. James J. Cotter, Sr. receives guaranteed 180 monthly payments following his separation from service with Reading. Following his death, this passes to his designated beneficiaries. The benefits under the SERP are fully vested as of March 1, 2007.

On August 7th 2014 Mr. James J. Cotter, Sr. announced his retirement from the Company due to failing health and subsequently, on September 13th 2014, he passed away.  According to the SERP agreement, he was entitled to the higher of either a guaranteed $25,000 a month, or 40% of the average monthly earnings over the highest consecutive 36-month period of earnings (period ending August 2014).  40% of the average monthly earnings over the highest consecutive 36-month period of earnings calculated to $56,944 per month. Accordingly the guaranteed 180 month period obligation is $10.2 million.  Using a discount rate of 4.25%, the Company recorded a $7.5 million liability; simultaneously releasing a $7.6 million accrued pension liability at August 31st 2014. The resulting $58,000 over accrual reduced amounts not yet recognized as a component of net periodic pension cost (the unamortized actuarial loss) to $3.1 million at August 31st 2014.

The change in the SERP pension benefit obligation and the funded status for the year ending December 31, 2014 and 2013 are as follows (dollars in thousands):

For the year ending
Change in Benefit Obligation	December 31, 2014
Benefit obligation at January 1, 2014	$7,398
Interest cost	255
Actuarial gain	(58)
Benefit obligation at December 31, 2014	7,595
Funded status at December 31, 2014	$(7,595)

For the year ending
Change in Benefit Obligation	December 31, 2013
Benefit obligation at January 1, 2013	$5,944
Interest cost	202
Actuarial gain	1,252
Benefit obligation at December 31, 2013	7,398
Funded status at December 31, 2013	$(7,398)

Amount recognized in balance sheet consists of (dollars in thousands):

	At December 31, 2014	At December 31, 2013
Current liabilities	$855	$15
Noncurrent liabilities	6,740	7,383

Items not yet recognized as a component of net periodic pension cost consist of (dollars in thousands):

	At December 31, 2014	At December 31, 2013
Unamortized actuarial loss	$3,055	$3,166
Prior service costs	--	627
Accumulated other comprehensive loss	3,055	3,793

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (dollars in thousands):

Net periodic benefit cost	For the year ending December 31, 2014	For the year ending December 31, 2013
Interest cost	$209	$202
Amortization of prior service costs	254	304
Amortization of net gain	426	356
Net periodic benefit cost	$889	$862

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$(58)	$1,253
Amortization of prior service cost	(254)	(304)
Amortization of net loss	(426)	(356)
Total recognized in other comprehensive income	$(738)	$593

Total recognized in net periodic benefit cost and other comprehensive income	$151	$1,455

The estimated net loss and prior service cost, for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $0 and $207,000, respectively.

The following weighted average assumptions were used to determine the plan benefit obligations at December 31, 2014 and 2013:

	2014	2013
Discount rate	4.25%	4.25%
Rate of compensation increase	0.00%	7.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended December 31, 2014 and 2013:

	2014	2013
Discount rate	4.25%	3.40%
Expected long-term return on plan assets	0.00%	0.00%
Rate of compensation increase	0.00%	3.50%

The benefit payments for all of our pensions, which reflect expected future service, as appropriate, are expected to be paid over the following periods (dollars in thousands):

Pension Payments
2015	$855
2016	684
2017	684
2018	684
2019	684
Thereafter	4,004
Total pension payments	$7,595

Note 19 - Commitments and Contingencies

Unconsolidated Joint Venture Loans

The following section describes any loans associated with our investments in unconsolidated joint ventures.  As these investments are unconsolidated, any associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2014.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution.  We are the 33.3% co-owners of the assets of Rialto Distribution.  At December 31, 2014 and 2013, Rialto Distribution had a bank line of credit of $1.6 million (NZ$2.0 million) and $1.6 million (NZ$2.0 million), respectively, and had an outstanding balance of $592,000 (NZ$760,000) and $634,000 (NZ$770,000), respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

CRG and the IRS agreed to compromise the claims made by the IRS against CRG and the Tax Court’s order was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its claimed adjustment to income.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group was to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000 and increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of January 6, 2011.  On October 26, 2011, CRG reached an agreement with the IRS for an installment plan to pay off this federal tax liability, including additional interest accruals at the prescribed IRS floating rate. The agreement requires monthly payments of $290,000 over a period of approximately five years.  As of December 31, 2014 and 2013, after the payments made during 2014 and 2013, respectively, the remaining federal tax obligation was $5.3 million and $8.3 million, respectively, in tax and interest.  Of the $5.3 million owed to the IRS as of December 31, 2014, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.  Of the $8.3 million owed to the IRS as of December 31, 2013, $3.5 million was recorded as current taxes payable, with the remaining balance being recorded as non-current tax liability.

The impact of the settlement upon the state taxes of the Reading consolidated group, if the adjustment to income agreed with the IRS were reflected on state returns, would be an obligation of approximately $1.4 million in tax plus interest. As of December 31, 2014, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency is asserted.

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

Note 20 – Noncontrolling interests

As of December 31, 2014, the noncontrolling interests in our consolidated subsidiaries are comprised of the following:

•	25% noncontrolling interest in Australian Country Cinemas by Panorama Group International Pty, Ltd;
•	50% noncontrolling membership interest in Shadow View Land and Farming, LLC owned by the Cotter Estate; and
•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC.

The components of noncontrolling interest are as follows (dollars in thousands):

	December 31,
	2014	2013
AFC LLC	$--	$--
Australian Country Cinemas	410	532
Shadow View Land and Farming, LLC	2,000	1,862
Sutton Hill Properties	2,202	2,213
Noncontrolling interests in consolidated subsidiaries	$4,612	$4,607

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
AFC LLC	$--	$173	$612
Australian Country Cinemas	143	129	86
Shadow View Land and Farming, LLC	(64)	(50)	(843)
Sutton Hill Properties	(136)	(148)	(347)
Net income (loss) attributable to noncontrolling interest	$(57)	$104	$(492)

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

Shadow View Land and Farming, LLC

During the 2012, Mr. James J. Cotter Sr., our then Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate now owns a 50% interest.  We are the managing member of Shadow View Land and Farming, LLC. However, as Mr. James J. Cotter, Sr. was

at that time considered to be our then controlling shareholder, pursuant to FASB ASC 810-10-05, we have consolidated the Cotter Estate’s interest in the property and its expenses with that of our interest and shown his interest as a noncontrolling interest. Note 8 – Acquisitions, Disposals, and Assets Held for Sale.

Note 21 – Total Reading International, Inc. Stockholders’ Equity

Our common stock trades on the NASDAQ under the symbols RDI and RDIB which are our Class A (non-voting) and Class B (voting) stock, respectively.  Our Class A (non-voting) has preference over our Class B (voting) shares upon liquidation. No dividends have ever been issued for either share class.

2014 Common Stock Activity

During 2014, we issued 125,209 of Class A Stock to an executive employee associated with his prior years’ stock grants.

During 2014, we purchased 432,252 of Class A Stock on the open market for $4,069,756.

During 2014, 157,600 options were exercised having an intrinsic value of $374,022; for which we received $978,000 of cash.

2013 Common Stock Activity

During 2013, we issued 217,890 of Class A Stock to an executive employee associated with his prior years’ stock grant.

62,500 options were exercised during 2013 having an intrinsic value of $133,000 for which we received $248,000 of cash. Additionally, 75,000 options were exercised during 2013 having a realized value of $124,000 for which we did not receive any cash but the employee elected to exchange for 53,136 personally owned shares of the company at a market price of $5.66 per share for the 75,000 shares based on an exercise price of $4.01 for the related options.

2012 Common Stock Activity

During 2012, we issued 155,925 of Class A Stock to certain executive employee associated with his prior years’ stock grant, and during 2012, we issued 9,680 as a one-time stock grant of Class A Stock to our employees valued at $44,000 which we accounted for as compensation expense.

95,000 options were exercised during 2012 having an intrinsic value of $321,200 for which we received $308,000 of cash. Additionally, 41,000 options were exercised during 2012 having a realized value of $103,000 for which we did not receive any cash but the employee elected to receive the net incremental number of in-the-money shares of 15,822 based on an option price of $4.01 a market price of $6.53 per share.

Accumulated Other Comprehensive Income

	Foreign Currency Items	Unrealized Gain and Losses on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Beginning balance	$45,299	$9	$(3,793)	$41,515
Net current-period other comprehensive income	(14,215)	1	738	(13,476)
Ending balance	31,084	10	(3,055)	28,039

Note 22 – Business Segments and Geographic Area Information

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2014 (dollars in thousands):

Year Ended December 31, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$237,861	$24,348	$(7,461)	$254,748
Operating expense	195,896	9,770	(7,461)	198,205
Depreciation and amortization	11,047	4,061	--	15,108
General and administrative expense	3,575	1,042	--	4,617
Segment operating income	$27,343	$9,475	$--	$36,818

Year Ended December 31, 2013	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$239,418	$26,456	$(7,653)	$258,221
Operating expense	200,859	10,830	(7,653)	204,036
Depreciation and amortization	10,741	4,023	--	14,764
General and administrative expense	3,273	644	--	3,917
Segment operating income	$24,545	$10,959	$--	$35,504

Year Ended December 31, 2012	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$234,703	$27,256	$(7,529)	$254,430
Operating expense	198,040	11,163	(7,529)	201,674
Depreciation and amortization	11,154	4,441	--	15,595
General and administrative expense	2,598	718	--	3,316
Impairment expense	--	1,463	--	1,463
Segment operating income	$22,911	$9,471	$--	$32,382

Reconciliation to net income attributable
to Reading International, Inc. shareholders:	2014	2013	2012
Total segment operating income	$36,818	$35,504	$32,382
Non-segment:
Depreciation and amortization expense	360	433	454
General and administrative expense	14,285	14,136	12,801
Operating income	22,173	20,935	19,127
Interest expense, net	(9,000)	(10,037)	(16,426)
Other income (loss)	1,646	1,876	(563)
Gain (loss) on sale of assets	25	(56)	144
Income tax benefit (expense)	9,785	(4,942)	(4,904)
Equity earnings of unconsolidated joint ventures and entities	1,015	1,369	1,621
Income (loss) from discontinued operations	--	--	(85)
Gain (loss) on sale of discontinued operation	--	--	(320)
Net income (loss)	$25,644	$9,145	$(1,406)
Net (income) loss attributable to noncontrolling interests	57	(104)	492
Net income (loss) attributable to Reading International, Inc. common shareholders	$25,701	$9,041	$(914)

	December 31,
Summary of assets:	2014	2013	2012
Segment assets	$327,432	$347,637	$408,667
Corporate assets	74,154	39,170	19,921
Total Assets	$401,586	$386,807	$428,588

	December 31,
Summary of capital expenditures:	2014	2013	2012
Segment capital expenditures	$14,310	$19,910	$13,390
Corporate capital expenditures	604	172	333
Total capital expenditures	$14,914	$20,082	$13,723

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theater venues and operating expense directly linked to our property assets.

The following table sets forth the book value of our operating property by geographical area (dollars in thousands):

December 31,
2014	2013

Australia	$87,536	$97,240
New Zealand	39,800	36,319
United States	59,553	58,101
Total operating property	$186,889	$191,660

The following table sets forth our revenue by geographical area (dollars in thousands):

	December 31,
	2014	2013	2012
Australia	$97,329	$100,399	$108,320
New Zealand	26,572	26,310	24,608
United States	130,847	131,512	121,502
Total revenue	$254,748	$258,221	$254,430

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter
Revenue	$58,053	$69,922	$65,031	$61,742
Net income (loss)	$(251)	$4,773	$3,939	$17,183
Net income (loss) attributable to Reading International, Inc. shareholders	$(215)	$4,757	$3,939	$17,220
Basic earnings (loss) per share	$(0.01)	$0.20	$0.17	$0.74
Diluted earnings (loss) per share	$(0.01)	$0.20	$0.17	$0.72

2013
Revenue	$59,567	$69,642	$65,472	$63,540
Net income (loss)	$(671)	$4,176	$2,431	$3,209
Net income (loss) attributable to Reading International, Inc. shareholders	$(668)	$4,135	$2,393	$3,181
Basic earnings (loss) per share	$(0.03)	$0.18	$0.10	$0.14
Diluted earnings (loss) per share	$(0.03)	$0.18	$0.10	$0.13

Note 24 - Future Minimum Rental Income

Real estate revenue amounted to $16.9 million, $18.8 million, and $19.7 million, for the years ended December 31, 2014, 2013, and 2012, respectively. Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2015	$8,112
2016	6,286
2017	4,804
2018	3,857
2019	3,042
Thereafter	15,234
Total future minimum rental income	$41,335

Note 25 – Related Parties and Transactions

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the leasing with an option to purchase of certain cinemas located in Manhattan including our Village East and Cinemas 1, 2, 3 theaters.  In connection with that transaction, we also agreed to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and to manage the 86th Street Cinema on a fee basis. SHC is a limited liability company owned in equal shares by the Cotter Estate and a third party and of which the Cotter Estate is the managing member. The Village East is the only cinema that remains subject to this lease and during 2014,  2013, and 2012, we paid rent to SHC for this cinema in the amount of $590,000, $590,000, and $590,000, respectively.

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  Because our late Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities (see Note 15 – Other Liabilities).

In 2005, we acquired from a third party the fee interest and from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2, 3. In connection with that transaction, we granted to SHC an option to acquire a 25% interest in the special purpose entity formed to acquire these interests at cost. On June 28, 2007, SHC exercised this option, paying the option exercise price through the application of their $3.0 million deposit plus the assumption of its proportionate share of Sutton Hill Properties, LLC’s (“SHP”) liabilities giving it a 25% non-managing membership interest in SHP.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations are managed by Off Broadway Investments, LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of the late Mr. James J. Cotter, Sr. and a member of our Board of Directors.

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees, which historically have equated to approximately 21% of the net cash flow received by us from our live theaters in New York. Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenue for us.  This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater.  In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow.  In 2014, OBI Management earned $397,000, which was 20.9% of net cash flows for the year.  In 2013, OBI Management earned $401,000, which was 20.1% of net cash flows for the year. In 2012, OBI Management earned $390,000, which was 19.7% of net cash flows for the year.  In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Live Theater Play Investment

From time to time, our officers and directors may invest in plays that lease our live theaters. The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001. The Cotter Estate and Mr. Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.

Shadow View Land and Farming LLC

During 2012, Mr. James J. Cotter, Sr., our then Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate owns a 50% interest. We are the managing member of Shadow View Land and Farming, LLC (see Note 20 – Noncontrolling Interests).

Note 26 – Casualty Loss

Wellington, New Zealand Parking Structure

On July 21, 2013, Wellington, New Zealand experienced a strong earthquake that damaged our parking structure adjacent to our Courtenay Central ETRC. The parking structure reopened in November 2014.  We estimate the cost to repair the structure will be approximately $1.9 million (NZ$2.5 million) of which our earthquake insurance will cover approximately $1.4 million (NZ$1.8 million) after our $554,000 (NZ$710,000) insurance deductible.  For the year ended December 31, 2013, we recorded a casualty loss of $46,000 (NZ$59,000) based on the associated net book value of the property as an other income (expense) and a $1.4 million (NZ$1.8 million) insurance receivable in our current receivables at December 31, 2014 and December 31, 2013. Our reduction in operating income will also be offset somewhat by our business interruption insurance subject to the relevant deductible.

Note 27 – Subsequent Events

Los Angeles Doheny Condominium

As part of a rationalization of our office space, in early December 2014 we listed our Los Angeles Doheny Condominium for sale.  At December 31, 2014, this property was classified as an Asset Held for Sale.  On February 25, 2015, we consummated a sale contract for this property for a sale price of $3.0 million.

Union Square Property

On March 10, 2015, the New York Landmark Preservation Society  approved our design to the landmarked Union Square property allowing a new glass dome on the roof plus additional entrances, windows and signage adding over 23,000 square feet of rentable space.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2014 – Allowance for doubtful accounts	$375	$297	$86	$586
Year-ended December 31, 2013 – Allowance for doubtful accounts	$209	$505	$339	$375
Year-ended December 31, 2012 – Allowance for doubtful accounts	$53	$367	$211	$209

Tax valuation allowance
Year-ended December 31, 2014 – Tax valuation allowance	$34,022	$--	$17,187	16,835
Year-ended December 31, 2013 – Tax valuation allowance	$37,903	$--	$3,881	$34,022
Year-ended December 31, 2012 – Tax valuation allowance	$38,461	$--	$558	$37,903

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In our evaluation and as reported in our September 30, 2014 filing, our management, identified a material weakness in our internal control over financial reporting based on our discovery that our audited consolidated financial statements for the fiscal year ended December 31, 2013 and unaudited consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014 erroneously omitted a $1.4 million tax effect of a 2013 year-end transaction by one of our Reading Australia subsidiaries.  Properly included, the tax effect would have resulted in an increase in our deferred tax asset and total assets and a corresponding increase in our other consolidated income and total liabilities and shareholders’ equity, but would not have had a material effect on our financial condition or results of operations as reflected in our prior financial statements.

In light of the foregoing, as of December 31, 2014, our management concluded that our internal controls over financial reporting were not effective to ensure that the tax effect of transactions in our foreign jurisdictions was reported.  As a means of remediating the material weakness and improving our controls and procedures, we determined to engage tax advisors to support our accounting for taxes in countries in which we have no employees experienced in tax matters.  As the remediation efforts are ongoing, the material weakness disclosure remains in place until we have sufficient efficacy of such remediation.

Our evaluation, carried out under the COSO framework of 2013, found no other instances where our internal control over financial reporting was ineffective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A disclosure committee consisting of the principal accounting officer, and senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(e) and 15d – 15(e) as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the quarter ended December 31, 2014,  except as to the remediation procedure mentioned above that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reading International, Inc.

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31,  2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company identified a material weakness related to the inadequate design, implementation and operating effectiveness of internal controls over the accounting for income taxes. In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31,  2014,  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 16, 2015 which expressed an unqualified opinion on those financial statements.

/s/    Grant Thornton LLP

Los Angeles, California
March 16, 2015

PART III

Items 10, 11, 12, 13 and 14

Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is hereby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.Financial Statements

The following financial statements are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

Description

Reports of Independent Registered Accounting Firm (page 55)

Consolidated Balance Sheets as of December 31, 2014 and 2013 (Page 56)

Consolidated Statements of Operations for the Three Years Ended December 31, 2014 (Page 58)

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2014 (page 59)

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2014 (Page 60)

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2014 (Page 61)

Notes to Consolidated Financial Statements (page 63)

2.	Financial Statements and Schedules for the years ended December 31, 2014, 2013, and 2012

Schedule II – Valuation and Qualifying Accounts (page 105)

Financial Statements of Mt. Gravatt Cinemas Joint Venture (page 113)

3.Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K (page 132)

(b) Exhibits Required by Item 601 of Regulation S-K

See Item (a) 3. above.

(c) Financial Statement Schedule

See Item (a) 2. above.

Following are financial statements and notes of Mt. Gravatt Cinemas Joint Venture for the periods indicated. We are required to include in our Report on Form 10-K audited financial statements for the year ended December 31, 2012. The financial statements for 2013 and 2014 are unaudited.

Mt. Gravatt Cinemas Joint Venture

Statements of Comprehensive Income

For the Years Ended December 31, 2014, 2013 and 2012

In AUS$	Note	2014 (unaudited)	2013 (unaudited)	2012
Revenue from rendering services	5	$8,297,767	$9,765,087	$10,689,440
Revenue from sale of concession		3,336,351	3,605,822	4,015,329
Total revenue		11,634,118	13,370,909	14,704,769

Film expenses		(3,185,233)	(3,797,873)	(4,311,436)
Personnel expenses	6	(1,649,662)	(1,681,870)	(1,845,515)
Occupancy expenses		(1,627,915)	(1,603,302)	(1,584,751)
House expenses		(1,220,587)	(1,174,667)	(1,260,328)
Cost of concession		(714,911)	(853,553)	(944,355)
Depreciation and amortization expenses	11	(510,627)	(544,271)	(597,349)
Advertising and marketing costs		(289,525)	(285,815)	(313,791)
Management fees		(277,092)	(267,901)	(261,004)
Repairs and maintenance expense		(201,217)	(155,198)	(217,289)
Results for operating activities		1,957,349	3,006,459	3,368,951

Finance income		8,726	11,922	21,256
Net finance income	7	8,726	11,922	21,256
Profit for the period		$1,966,075	$3,018,381	$3,390,207

Other comprehensive income
Other comprehensive income for the period		--	--	--
Total comprehensive income for the period		$1,966,075	$3,018,381	$3,390,207

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Changes in Equity

For the Years Ended December 31, 2014, 2013 and 2012

In AUS$	Birch Carroll & Coyle Limited	Reading Exhibition Pty Ltd	Village Roadshow Exhibition Pty Ltd	Total
Members’ Equity at January 1, 2012	$1,580,705	$1,580,705	$1,580,705	$4,742,115

Member distributions	(1,350,000)	(1,350,000)	(1,350,000)	(4,050,000)
Total other comprehensive income	--	--	--	--
Profit for the period	1,130,069	1,130,069	1,130,069	3,390,207
Total comprehensive income for the period	1,130,069	1,130,069	1,130,069	3,390,207
Members’ Equity at December 31, 2012	$1,360,774	$1,360,774	$1,360,774	$4,082,322

Member distributions (unaudited)	(1,100,000)	(1,100,000)	(1,100,000)	(3,300,000)
Total other comprehensive income (unaudited)	--	--	--	--
Profit for the period (unaudited)	1,006,127	1,006,127	1,006,127	3,018,381
Total comprehensive income for the period (unaudited)	1,006,127	1,006,127	1,006,127	3,018,381
Members’ Equity at December 31, 2013 (unaudited)	$1,266,901	$1,266,901	$1,266,901	$3,800,703

Member distributions (unaudited)	(820,000)	(820,000)	(820,000)	(2,460,000)
Total other comprehensive income (unaudited)	--	--	--	--
Profit for the period (unaudited)	655,358	655,358	655,359	1,966,075
Total comprehensive income for the period (unaudited)	655,358	655,358	655,359	1,966,075
Members’ Equity at December 31, 2014 (unaudited)	$1,102,259	$1,102,259	$1,102,260	$3,306,778

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Financial Position

As at December 31, 2014 and 2013

In AUS$	Note	2014 (unaudited)	2013 (unaudited)
ASSETS
Cash and cash equivalents	8	$880,026	$694,392
Trade receivables	9	145,056	172,293
Inventories	10	79,809	126,947
Total current assets		1,104,891	993,632
Property, plant and equipment	11	3,207,150	3,681,951
Total non-current assets		3,207,150	3,681,951
Total assets		$4,312,041	$4,675,583

Trade and other payables	12	$633,418	$636,832
Employee benefits	13	184,102	172,496
Deferred revenue	14	141,067	32,297
Total current liabilities		958,587	841,625
Employee benefits	13	46,676	33,255
Total non-current liabilities		46,676	33,255
Total liabilities		1,005,263	874,880

Net assets		$3,306,778	$3,800,703

Equity
Contributed equity		202,593	202,593
Retained earnings		3,104,185	3,598,110
Total equity		$3,306,778	$3,800,703

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

In AUS$	Note	2014 (unaudited)	2013 (unaudited)	2012
Cash flows from operating activities
Cash receipts from customers		$12,817,888	$14,986,613	$16,091,198
Cash paid to suppliers and employees		(10,145,154)	(11,600,009)	(11,971,304)
Net cash provided from operating activities	18	2,672,734	3,386,604	4,119,894

Cash flows from investing activities
Acquisition of property, plant and equipment	11	(39,190)	(1,225,676)	(684,242)
Transfer out property, plant and equipment	11	3,364	923,325	(99,024)
Interest received	7	8,726	11,922	21,256
Net cash used in investing activities		(27,100)	(290,429)	(762,010)

Cash flows from financing activities
Distributions to Joint Venturers		(2,460,000)	(3,300,000)	(4,050,000)
Net cash used in financing activities		(2,460,000)	(3,300,000)	(4,050,000)

Net increase/ (decrease) in cash and cash equivalents		185,634	(203,825)	(692,116)
Cash and cash equivalents at 1 January		694,392	898,217	1,590,333
Cash and cash equivalents at 31 December	8	$880,026	$694,392	$898,217

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture

Notes to Financial Statements

December 31, 2014

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

(o) Amounts paid or payable to the auditor

The amounts paid or payable to the auditor for the audit of these financial statements has been borne by one of the Joint Venturers for which these financial statements have been prepared.  The auditor provided non-audit service in the current period to the value of $20,290 (unaudited).

In AUS$	2014 (unaudited)	2013 (unaudited)
Audit fees	$--	$--

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

5. Revenue from rendering of services

In AUS$	2014 (unaudited)	2013 (unaudited)	2012
Box office revenue	7,168,705	8,526,341	9,508,154
Screen advertising	301,772	331,472	286,501
Booking fees	189,279	218,025	268,180
Other cinema services	638,011	689,249	626,605
	$8,297,767	$9,765,087	$10,689,440

6. Personnel expenses

In AUS$	2014 (unaudited)	2013 (unaudited)	2012
Wages and salaries	1,559,179	1,603,620	1,767,789
Change in liability for annual leave	58,599	56,011	65,274
Change in liability for long-service leave	31,884	22,239	12,452
	$1,649,662	$1,681,870	$1,845,515

7. Finance income

In AUS$	2014 (unaudited)	2013 (unaudited)	2012
Interest income on cash at bank:	8,726	11,922	21,256
	$8,726	$11,922	$21,256

8.  Cash and cash equivalents

In AUS$	Note	2014 (unaudited)	2013 (unaudited)
Cash at bank and on hand	15	880,026	694,392
Cash and cash equivalents in the statement of cash flows		$880,026	$694,392

The Joint Venture’s exposure to interest rate risk is disclosed in Note 15(e),  Financial instruments, Market risk.

9.  Trade and other receivables

In AUS$	Note	2014 (unaudited)	2013 (unaudited)
Trade receivables	15	145,056	172,293
		$145,056	$172,293

The Joint Venture’s trade receivables relate mainly to the Joint Venture’s screen advertiser and credit card companies.

The Joint Venture’s exposure to credit risk and impairment losses related to trade receivables is disclosed in Note 15(c),  Financial instruments, Credit risk.

10. Inventories

In AUS$	2014 (unaudited)	2013 (unaudited)
Concession stores at cost	79,809	126,947
	$79,809	$126,947

11. Property, Plant, and Equipment

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Cost
Balance at January 1, 2013 (unaudited)	10,552,386	2,792,684	926,689	14,271,759
Additions (unaudited)	1,106,833	118,843	--	1,225,676
Transfers (unaudited)	--	--	(923,325)	(923,325)
Balance at December 31, 2013 (unaudited)	$11,659,219	$2,911,527	$3,364	$14,574,110

Balance at January 1, 2014 (unaudited)	11,659,219	2,911,527	3,364	14,574,110
Additions (unaudited)	35,490	--	3,700	39,190
Transfers (unaudited)	--	--	(3,364)	(3,364)
Balance at December 31, 2014 (unaudited)	$11,694,709	$2,911,527	$3,700	$14,609,936

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Accumulated depreciation
Balance at January 1, 2013 (unaudited)	(9,181,591)	(1,166,297)	--	(10,347,888)
Depreciation and amortisation (unaudited)	(436,407)	(107,864)	--	(544,271)
Balance at December 31, 2013 (unaudited)	$(9,617,998)	$(1,274,161)	$--	$(10,892,159)

Balance at January 1, 2014 (unaudited)	(9,617,998)	(1,274,161)	--	(10,892,159)
Depreciation and amortisation (unaudited)	(397,853)	(112,774)	--	(510,627)
Balance at December 31, 2014 (unaudited)	$(10,015,851)	$(1,386,935)	$--	$(11,402,786)

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Carrying amounts
At January 1, 2013 (unaudited)	$1,370,795	1,626,387	926,689	3,923,871
At December 31, 2013 (unaudited)	2,041,221	1,637,366	3,364	3,681,951
At January 1, 2014 (unaudited)	2,041,221	1,637,366	3,364	3,681,951
At December 31, 2014 (unaudited)	1,678,858	1,524,592	3,700	3,207,150

 12. Trade and other payables

In AUS$	Note	2014 (unaudited)	2013 (unaudited)
Trade payables		1,425	221,732
Non-trade payables and accruals		631,993	415,100
	15	$633,418	$636,832

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

13. Employee benefits

Current
In AUS$	2014 (unaudited)	2013 (unaudited)
Liability for annual leave	103,004	96,527
Liability for long-service leave	81,098	75,969
	$184,102	$172,496

Non-current
In AUS$	2014 (unaudited)	2013 (unaudited)

Liability for long-service leave	46,676	33,255
	$46,676	$33,255

14. Deferred revenue

In AUS$	2014 (unaudited)	2013 (unaudited)
Deferred revenue	141,067	32,297
	$141,067	$32,297

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

There were no changes in the Joint Venture’s approach to capital management during the year (unaudited).

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

Exposure to credit risk

The carrying amount of the Joint Venture’s financial assets represents the maximum credit exposure.  The Joint Venture’s maximum exposure to credit risk at the reporting date was:

		Carrying Amount
In AUS$	Note	2014 (unaudited)	2013 (unaudited)
Trade receivables	9	$145,056	$172,293
Cash and cash equivalents	8	880,026	694,392

The Joint Venture’s maximum exposure to credit risk for trade receivables at the reporting date by type of customer was:

	Carrying Amount
In AUS$	2014 (unaudited)	2013 (unaudited)
Screen advertisers	64,598	109,310
Credit card companies	74,547	56,537
Games, machine and merchandising companies	5,911	6,446
	$145,056	$172,293

Impairment losses

None of the Company’s trade receivables are past due (unaudited) (2013: $nil, unaudited).  There were no allowances for impairment at 31 December 2014 or 2013.

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

The only financial liabilities are trade and other payables all of which are contractually due within 12 months.  The carrying value of such liabilities at 31 December 2014 is $633,418 (unaudited) and 2013: $636,832 (unaudited).

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

Interest rate risk

At the reporting date the interest rate profile of the Joint Venture’s interest-bearing financial instruments was:

Variable rate instruments	Carrying amount
In AUS$	2014 (unaudited)	2013 (unaudited)
Cash at bank	$880,026	$694,392

The Joint Venture held no fixed rate instruments during financial years 2014 or 2013 (unaudited).

(f) Fair values

Fair values versus carrying amounts

The fair values of financial assets and liabilities, together with the carrying amounts shown in the statement of financial position, are as follows:

	2014 (unaudited)		2013 (unaudited)
In AUS$	Carrying amount	Fair value	Carrying amount	Fair value
Trade receivables	$145,056	$145,056	$172,293	$172,293
Cash and cash equivalents	880,026	880,026	694,392	694,392
Trade and other payables	633,418	633,418	636,830	636,830

The basis for determining fair values is disclosed in Note 4, Determination of fair values.

(g) Capital

Capital consists of contributed equity and retained earnings. The contributed equity amount represents the initial investment in the partnership. The Managing Committee’s policy is to maintain a strong capital base so as to maintain creditor confidence and to sustain future development of the business. There were no externally imposed capital requirements during the financial years 2014 or 2013 (unaudited).

16. Operating leases

Leases as lessee

Non-cancellable operating lease rentals are payable as follows:

In AUS$	2014 (unaudited)	2013 (unaudited)
Less than one year	1,277,755	1,277,755

Between one and five years	3,780,755	5,083,014
More than five years	--	--
Total	$5,058,510	$6,360,769

The Joint Venture leases the cinema property under a long term operating lease.

17. Contingencies and capital commitments

The nature of the Joint Venture’s operations results in claims for personal injuries (including public liability and workers compensation) being received from time to time.  As at period end there were no material current or ongoing outstanding claims (unaudited).

The Joint Venture has no capital commitments at 31 December 2014 (unaudited); (2013: $nil) (unaudited).

18. Reconciliation of cash flows from operating activities

In AUS$	Note	2014 (unaudited)	2013 (unaudited)	2012
Cash flows from operating activities
Profit for the period		1,966,075	3,018,381	3,390,207
Adjustments for:
Depreciation and amortisation	11	510,627	544,271	597,349
Interest received	7	(8,726)	(11,922)	(21,256)
Operating profit before changes in working capital		$2,467,976	$3,550,730	$3,966,300
Change in trade receivables	9	27,237	24,305	(53,110)
Change in inventories	10	47,138	46,464	(19,512)
Change in trade and other payables	12	(3,414)	(241,194)	220,135
Change in employee benefits	13	25,027	1,685	17,466
Change in deferred revenue	14	108,770	4,614	(11,385)
Net cash from operating activities		$2,672,734	$3,386,604	$4,119,894

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

As of 31 December 2014  the management fee payable was $34,458 (unaudited) (2013: $26,040) (unaudited).

20. Subsequent events

Subsequent to 31 December 2014, there were no events which would have a material effect on these financial statements (unaudited).

Independent Auditors’ Report

The Management Committee and Joint Venturers
Mt. Gravatt Cinemas Joint Venture:

Report on the Financial Statements

We have audited the accompanying financial statements of Mt. Gravatt Cinemas Joint Venture, which comprise the statement of comprehensive income, changes in equity, and cash flows for the year ended December 31, 2012, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Mt. Gravatt Cinemas Joint Venture and its operations and its cash flows for the year ended December 31, 2012, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

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

10.31

Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed as Exhibit 10.31  to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference)..

10.32

Amendment dated October 31, 2012 to the Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed as Exhibit 10.32  to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference).

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 16, 2015	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	President, Chief Executive Officer and Director	March 16, 2015
James J. Cotter

/s/ Andrzej Matyczynski	Principal Financial and Accounting Officer	March 16, 2015
Andrzej Matyczynski

/s/ Ellen M. Cotter	Chairman of the Board and Director	March 16, 2015
Ellen M. Cotter

/s/ Margaret Cotter	Vice Chairman of the Board and Director	March 16, 2015
Margaret Cotter

/s/ Guy W. Adams	Director	March 16, 2015
Guy W. Adams

/s/ William D. Gould	Director	March 16, 2015
William D. Gould

/s/ Edward L. Kane	Director	March 16, 2015
Edward L Kane

/s/ Douglas J. McEachern	Director	March 16, 2015
Douglas J. McEachern

/s/ Tim Storey	Director	March 16, 2015
Tim Storey

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

President and Chief Executive Officer

March 16, 2015

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

March 16, 2015

EXHIBIT 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the accompanying Annual Report of Reading International, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2014 (the “Report”), I, James J. Cotter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James J. Cotter

James J. Cotter

President and Chief Executive Officer

March 16, 2015

EXHIBIT 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the accompanying Annual Report of Reading International, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2014 (the “Report”), I, Andrzej Matyczynski, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Andrzej Matyczynski

Andrzej Matyczynski

Chief Financial Officer

March 16, 2015