Form 10-Q
period 2015-03-31
READING INTERNATIONAL INC
filed 2015-05-07
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2015, there were 21,745,484 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,580,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(U.S. dollars in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$ 39,752	$ 50,248
Receivables	$ 9,044	11,348
Inventory	852	1,010
Investment in marketable securities	51	54
Restricted cash	1,140	1,433
Deferred tax asset	4,032	6,300
Prepaid and other current assets	3,713	3,426
Land held for sale	9,434	10,112
Total current assets	68,018	83,931
Operating property, net	178,422	186,889
Land held for sale	39,733	42,588
Investment and development property, net	25,198	26,124
Investment in unconsolidated joint ventures and entities	5,758	6,169
Investment in Reading International Trust I	838	838
Goodwill	20,648	21,281
Intangible assets, net	11,024	11,486
Deferred tax asset, net	15,721	15,967
Other assets	5,804	6,313
Total assets	$ 371,164	$ 401,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 16,756	$ 18,107
Film rent payable	5,435	9,328
Notes payable – current	28,886	38,104
Taxes payable - current	5,885	6,003
Deferred current revenue	13,454	14,239
Other current liabilities	7,190	6,969
Total current liabilities	77,606	92,750
Notes payable – long-term	94,569	98,019
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	7,192	10,029
Other liabilities	39,864	40,577
Total liabilities	247,144	269,288
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,745,151 issued and 21,806,632 outstanding at March 31, 2015 and 32,254,199
issued and 21,741,586 outstanding at December 31, 2014	228	228
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,495,490 issued and outstanding at March 31, 2015 and at December 31, 2014	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2015 and December 31, 2014	--	--

Additional paid-in capital	140,620	140,237
Accumulated deficit	(29,133)	(32,251)
Treasury shares	(10,410)	(8,582)
Accumulated other comprehensive income	18,202	28,039
Total Reading International, Inc. stockholders’ equity	119,522	127,686
Noncontrolling interests	4,498	4,612
Total stockholders’ equity	124,020	132,298
Total liabilities and stockholders’ equity	$ 371,164	$ 401,586

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Operating revenue
Cinema	$56,899	$53,424
Real estate	3,686	4,629
Total operating revenue	60,585	58,053
Operating expense
Cinema	45,141	43,790
Real estate	2,140	2,975
Depreciation and amortization	3,742	3,805
General and administrative	4,329	4,902
Total operating expense	55,352	55,472
Operating income	5,233	2,581
Interest income	195	79
Interest expense	(2,770)	(2,376)
Other income	2,731	744
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	5,389	1,028
Income tax expense	(2,523)	(1,592)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	2,866	(564)
Equity earnings of unconsolidated joint ventures and entities	236	310
Net Income (loss)	$3,102	$(254)
Net loss attributable to noncontrolling interests	16	39
Net income (loss) attributable to Reading International, Inc. common shareholders	$3,118	$(215)
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.13	$(0.01)
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.13	$(0.01)
Weighted average number of shares outstanding–basic	23,242,467	23,490,563
Weighted average number of shares outstanding–diluted	23,523,655	23,490,563

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$3,102	$(254)
Foreign currency translation gain (loss)	(9,864)	7,620
Unrealized gain (loss) on available for sale investments	(1)	1
Amortization of actuarial loss	52	236
Comprehensive income (loss)	(6,711)	7,603
Net loss attributable to noncontrolling interests	16	39
Comprehensive income attributable to noncontrolling interests	(25)	(82)
Comprehensive income (loss) attributable to Reading International, Inc.	$(6,720)	$7,560

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income (loss)	$3,102	$(254)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Gain (loss) recognized on foreign currency transactions	--	(45)
Equity earnings of unconsolidated joint ventures and entities	(236)	(310)
Distributions of earnings from unconsolidated joint ventures and entities	275	388
Gain on sale of property	(2,822)	--
Change in net deferred tax assets	2,094	909
Depreciation and amortization	3,742	3,805
Amortization of prior service costs	52	235
Amortization of above and below market leases	94	103
Amortization of deferred financing costs	14	204
Amortization of straight-line rent	16	21
Stock based compensation expense	57	34
Changes in assets and liabilities:
Decrease in receivables	1,986	1,333
(Increase) decrease in prepaid and other assets	(33)	525
Decrease in accounts payable and accrued expenses	(887)	(3,340)
Decrease in film rent payable	(3,744)	(832)
Decrease in taxes payable	(111)	(4,380)
Increase (decrease) in deferred revenue and other liabilities	(2,867)	549
Net cash provided by (used in) operating activities	732	(1,055)
Investing Activities
Purchases of and additions to property and equipment	(2,614)	(633)
Change in restricted cash	301	9
Proceeds from sale of property	3,000	--
Net cash provided by (used in) investing activities	687	(624)
Financing Activities
Repayment of long-term borrowings	(7,825)	(936)
Repurchase of Class A Nonvoting Common Stock	(1,828)	--
Proceeds from the exercise of stock options	326	--
Noncontrolling interest contributions	17	--
Noncontrolling interest distributions	(90)	(54)
Net cash used in financing activities	(9,400)	(990)
Effect of exchange rate on cash	(2,515)	(1,433)
Decrease in cash and cash equivalents	(10,496)	(4,102)
Cash and cash equivalents at the beginning of the period	50,248	37,696
Cash and cash equivalents at the end of the period	$39,752	$33,594
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$2,003	$2,377
Income taxes	2,988	2,451

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2015

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2015 (the “March Report”) should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2014 (our “2014 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three months ended March 31, 2015 (“2015 Quarter”) and the three months ended March 31, 2014 (“2014 Quarter”).

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of March 31, 2015 and the results of our operations and cash flows for the three ended March 31, 2015 and 2014 have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the entire year.

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

Our New Zealand corporate credit facility which would have matured on March 31, 2015 was originally extended to April 30, 2015 and as such the balance of $21.0 million (NZ$28.0 million) is classified as a current liability on the consolidated balance sheet as at  March 31, 2015. We have since received a second extension of this facility to July 30, 2015 in order to provide enough time to complete the loan documentation for our new credit facility.

Additionally, the term of our Union Square Theatre Term Loan would have matured on May 1, 2015 but has been extended to June 1, 2015. Accordingly, the outstanding balance of this debt of $6.4 million has been classified as a current liability on the consolidated balance sheet as at March 31, 2015.

While no assurances can be given that we will be successful, we currently anticipate that these loans will either be extended or replaced prior to their extended maturities.

Tax Settlement Liability

As indicated in our 2014 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, it is obligated to pay $290,000 per month $3.5 million per year) in settlement of its tax liability for the tax year ended June 30, 1997.

Liquidity

For the above-mentioned liabilities, we believe that we have the required liquidity to meet these obligations through either the extension or replacement of maturing debt or the generation of cash from our operating activities.  Together with our $39.8 million of cash and cash equivalents, we expect to meet our anticipated short-term working capital requirements for the next twelve months.

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

Marketable Securities

We had investments in marketable securities of $51,000 and $54,000 at March 31, 2015 and December 31, 2014, respectively.  We account for these investments as available-for-sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative gain of $9,000 included in accumulated other comprehensive income at March 31, 2015.  For the three months ended March 31, 2015, our net unrealized (loss) on marketable securities was ($1,000). For the three months ended March 31, 2014, our net unrealized gain on marketable securities was $1,000.  During the three months ended March 31, 2015 and 2014, we did not buy or sell any marketable securities.

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

Accounting Pronouncements Adopted During 2015

No new pronouncements were adopted during the three months ended March 31, 2015.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Auditing Standards Update ("ASU") 2015-03, Interest- Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. ASU 2015-03 will be adopted on the effective date for the Company, which is January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial statement disclosures.

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

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the U.S. resulting in a single revenue model to be applied by reporting companies under U.S., generally accepted accounting principles.  Under the new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard is effective for us beginning in the first quarter of 2017; early adoption is prohibited.  The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

Note 2 – Equity and Stock-Based Compensation

Stock-Based Compensation

During the three months ended March 31, 2015 and 2014, we issued 160,643 and 125,209, respectively,  Class A Nonvoting shares to an executive employee associated with the vesting of his prior years’ stock grants.  During the three months ended March 31, 2015, we accrued $300,000 in compensation expense associated with anticipated executive employee stock grants. During the three months ended March 31, 2014, we accrued $187,500 in compensation expense associated with the vesting of executive employee stock grants.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or non-statutory options to purchase shares of our Class A Nonvoting Common Stock and Class B Voting Common Stock.  Currently we issue options under our 2010 Stock Incentive Plan.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2015 and 2014, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no material recognized tax benefits from stock option exercises during these periods.

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

For the 12,000 and 20,000 options granted during the three months ended March 31, 2015 and 2014, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014
Stock option exercise price	$12.34	$7.40
Risk-free interest rate	1.77%	2.88%
Expected dividend yield	--	--
Expected option life in years	5	4
Expected volatility	31.80%	30.65%
Weighted average fair value	$3.83	$2.46

Based on the above calculation and prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of $57,000 for the three months ended March 31, 2015 and $34,000 for the three months ended March 31, 2014. At March 31, 2015, the total unrecognized estimated compensation cost related to non-vested stock options granted was $427,000, which we expect to recognize over a weighted average vesting period of 2.38 years. 47,500 options were exercised during the three months ended March 31, 2015 having an intrinsic value of $320,000 for which we received $326,000 of cash. The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2015 was $2.4 million of which 63.0% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of March 31, 2015 and December 31, 2014:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding - January 1, 2014	709,850	185,100	$6.88	$9.90	490,350	185,100	$6.85	$9.90
Granted	80,000	--	$8.56	$--	--	--	--	--
Exercised	(157,600)	--	$6.21	$--	--	--	--	--
Expired	(64,000)	--	$6.83	$--	--	--	--	--
Outstanding - December 31, 2014	568,250	185,100	$6.88	$9.90	348,000	185,100	$6.82	$9.90
Granted	12,000	--	$12.34	$--	--	--	--	--
Exercised	(47,500)	--	$6.87	$--	--	--	--	--
Outstanding - March 31, 2015	532,750	185,100	$7.01	$9.90	313,750	185,100	$7.02	$9.90

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at March 31, 2015 and December 31, 2014 was approximately 2.64 and 2.44 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2015 and December 31, 2014 was approximately 3.05 and 3.11 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2015 and 2014, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets (dollars in thousands):

Three Months Ended March 31, 2015	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$56,899	$5,404	$(1,718)	$60,585
Operating expense	46,859	2,140	(1,718)	47,281
Depreciation and amortization	2,827	845	--	3,672
General and administrative expense	874	128	--	1,002
Segment operating income	$6,339	$2,291	$--	$8,630

Three Months Ended March 31, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$53,424	$6,579	$(1,950)	$58,053
Operating expense	45,740	2,975	(1,950)	46,765
Depreciation and amortization	2,796	918	--	3,714
General and administrative expense	898	173	--	1,071
Segment operating income	$3,990	$2,513	$--	$6,503

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2015 Quarter	2014 Quarter
Total segment operating income	$8,630	$6,503
Non-segment:
Depreciation and amortization expense	70	91
General and administrative expense	3,327	3,831
Operating income	5,233	2,581
Interest expense, net	(2,575)	(2,297)
Other income	2,731	744
Income tax expense	(2,523)	(1,592)
Equity earnings of unconsolidated joint ventures and entities	236	310
Net income (loss)	$3,102	$(254)
Net loss attributable to noncontrolling interests	16	39
Net income (loss) attributable to Reading International, Inc. common shareholders	$3,118	$(215)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2015 , December 31, 2014 and March 31, 2014

	U.S. Dollar
	March 31,	December 31,	March 31,
	2015	2014	2014
Australian Dollar	0.7625	0.8173	0.9275
New Zealand Dollar	0.7485	0.7796	0.8684

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period, after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options and non-vested stock awards give rise to potentially dilutive common shares.  In accordance with FASB ASC 260-10 - Earnings Per Share, these shares are included in the diluted earnings per share calculation under the treasury stock method.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended
	March 31,
	2015	2014
Net income (loss) attributable to Reading International, Inc. common shareholders	3,118	(215)
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.13	$(0.01)
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.13	$(0.01)
Weighted average shares of common stock – basic	23,242,467	23,490,563
Weighted average shares of common stock – diluted	23,523,655	23,490,563

For the three months ended March 31, 2015, the weighted average shares of common stock – diluted included 281,188 of common stock compensation and in-the-money incremental stock options, and for the three months ended March 31, 2014, the weighted average shares of common stock – diluted included 240,643 of common stock compensation and in-the-money incremental stock options.  In addition, 436,662 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2015, and 799,516 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2014.

Note 6 – Property and Equipment

Operating Property, net

As of March 31, 2015 and December 31, 2014, property associated with our operating activities is summarized as follows (dollars in thousands):

	March 31,	December 31,
Operating Property	2015	2014
Land	$60,851	$62,024
Building and improvements	114,785	120,913
Leasehold interests	52,240	51,494
Fixtures and equipment	102,161	107,286
Total cost	330,037	341,717
Less: accumulated depreciation	(151,615)	(154,828)
Operating property, net	$178,422	$186,889

Depreciation expense for operating property was $3.5 million for the three months ended March 31, 2015 and $3.5 million for the three months ended March 31, 2014.

Land Held for Sale – Moonee Ponds

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sale price of $17.5 million (AUS$23.0 million) payable in full upon closing of the transaction on April 16, 2015.  The property has a book value of $9.4 million (AUS $12.4 million), and while the transaction was treated as a current sale for tax purposes, it does not qualify as a sale under US GAAP until the close of the transaction which occurred on April 16, 2015.  As the scheduled closing date is less than one year away, this asset has been listed as a current asset in the accompanying consolidated balance sheet as at March 31, 2015.

Land Held for Sale – Burwood

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $49.6 million (AUS$65.0 million).

We received $5.9 million (AUS$6.5 million) on the May 23, 2014 closing.  The balance of the purchase price is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sale price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.

Our book value in the property is $39.7 million (AUS$52.1 million) and while the transaction was treated as a current sale for tax purposes, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset has been listed as a long term asset.

Investment and Development Property

As of March 31, 2015 and December 31, 2014, our investment and development property is summarized as follows (dollars in thousands):

	March 31,	December 31,
Investment and Development Property	2015	2014
Land	$22,998	$23,833
Construction-in-progress (including capitalized interest)	2,200	2,291
Investment and development property	$25,198	$26,124

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of March 31, 2015 and December 31, 2014, included the following (dollars in thousands):

		March 31,	December 31,
	Interest	2015	2014
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,573	1,564
Mt. Gravatt	33.3%	4,185	4,605
Total investments		$5,758	$6,169

For the three months ended March 31, 2015 and 2014, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Rialto Distribution	$--	$--
Rialto Cinemas	72	138
Mt. Gravatt	164	172
Total equity earnings	$236	$310

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review of our goodwill and other intangible assets on a reporting unit basis in the fourth quarter or earlier, if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2015 Quarter. As of March 31, 2015 and December 31, 2014, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2014	$16,057	$5,224	$21,281
Foreign currency translation adjustment	(633)	--	(633)
Balance at March 31, 2015	$15,424	$5,224	$20,648

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three months ended March 31, 2015, the amortization expense of intangibles totaled $435,000, and, for the three months ended March 31, 2014, the amortization expense of intangibles totaled $571,000.  The accumulated amortization of intangibles includes $191,000 and $228,000 of the amortization of acquired leases, which are recorded in operating expense for the three months ended March 31, 2015 and 2014, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2015	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,097	$7,254	$449	$31,800
Less: Accumulated amortization	16,305	4,022	449	20,776
Total, net	$7,792	$3,232	$--	$11,024

As of December 31, 2014	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,150	$7,254	$423	$31,827
Less: Accumulated amortization	15,989	3,929	423	20,341
Total, net	$8,161	$3,325	$--	$11,486

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
Prepaid and other current assets
Prepaid expenses	$1,024	$1,166
Prepaid taxes	1,413	855
Prepaid rent	904	1,033
Deposits	369	369
Other	3	3
Total prepaid and other current assets	$3,713	$3,426

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	83	97
Deferred financing costs, net	2,230	2,515
Straight-line rent asset	2,340	2,547
Other	17	20
Total non-current assets	$5,804	$6,313

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Expected tax provision	$1,975	$482
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	(95)	(292)
Foreign tax provision	986	955
Foreign withholding tax provision	167	142
Tax effect of foreign tax rates on current income	--	(97)
State and local tax provision	--	162
Tax litigation settlement	180	240
Tax litigation settlement adjustment	(690)	--
Actual tax provision	$2,523	$1,592

Pursuant to FASB ASC 740-10 – Income Taxes (“FASB ASC 740-10”), a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia consolidated group of subsidiaries as of March 31, 2015.  We have provided approximately $930,000 in tax in connection with these earnings as of March 31, 2015. There is no withholding tax on dividends paid by an Australian company to its 80% or more U.S. public company shareholder, thus we have not provided foreign withholding taxes for these  retained earnings.

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

We have accrued $13.1 million in total tax liabilities as of March 31, 2015, of which $ 5.9 million has been classified as taxes payable-current and $7.2 million have been classified as taxes payable – long-term.  As part of current tax liabilities, we have accrued $4.4 million in connection with the settlement of the IRS claims against our subsidiary Craig Corporation relating to its 1996 tax year. This is an obligation of Craig Corporation, and not of Reading International, Inc.  We believe that the $13.1 million represents an adequate provision for our income and other tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“FASB ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

For the three months ended March 31, 2015,  we recorded a reduction of approximately $1.1 million to our gross unrecognized tax benefits, excluding interest and penalties, related to closing a prior period U.S. tax audit.  The net tax balance is approximately $2.7 million, and the interest balance is $5.5 million, all of which would affect the effective rate if recognized. For the period ending December 31, 2014, we recorded gross unrecognized tax benefits of approximately $3.7- million, of which $2.7 million would affect the effective rate if recognized. The interest balance was $5.5 million, all of which would affect the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, we estimate that within the next 12 months the reserve for uncertain tax positions will increase within a range of $100,000 to $1.0 million.  The reasons for such changes include but are not limited to tax positions expected to be taken during the next twelve months, reevaluation of current uncertain tax positions, expiring statutes of limitations, and interest related to the “Tax Audit/Litigation” settlement, which occurred January 6, 2011.

Our Company and subsidiaries are subject to U.S. federal income tax, income tax in U.S. states and possessions, and income tax in Australia and New Zealand. Generally, changes to our U.S. federal and most state income tax returns for the calendar year 2010 and earlier are barred by statutes of limitations.  Our income tax returns for Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand for calendar year 2010 and afterward generally remain open for examination as of March 31, 2015.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	March 31, 2015 Interest Rates	December 31, 2014 Interest Rates	Maturity Date	2015 Balance	2014 Balance
Trust Preferred Securities	4.25%	4.23%	April 30, 2027	$27,913	$27,913
Australian NAB Corporate Term Loan	4.61%	5.04%	June 30, 2019	43,844	47,403
Australian NAB Corporate Revolver	4.61%	5.04%	June 30, 2019	--	8,173
New Zealand Corporate Credit Facility	5.70%	5.80%	April 30, 2015	20,958	21,829
US Bank of America Credit Facility	2.68%	2.67%	December 1, 2019	29,750	29,750
US Bank of America Line of Credit	3.18%	3.17%	October 31, 2017	--	--
US Cinema 1, 2, 3 Term Loan	3.69%	3.69%	July 1, 2016	15,000	15,000
US Minetta & Orpheum Theatres Loan	2.94%	2.94%	June 1, 2018	7,500	7,500
US Union Square Theatre Term Loan	5.92%	5.92%	May 1, 2015	6,403	6,468
Total				$151,368	$164,036

Derivative Instruments

As indicated in Note 16 – Derivative Instruments, for our Australian NAB Corporate Credit Facility (“NAB Loan”), our U.S. Bank of America Revolver (“BofA Revolver”), and our Trust Preferred Securities Loan we have entered into interest rate swap agreements for all or part of these facilities.  The loan agreement together with the swap results in us paying a total fixed interest rate of 7.85%  (5.50% swap contract rate plus a 2.35% margin under the loan) for our NAB Loan; a total fixed interest rate of 3.65%  (1.15% swap contract rate plus a 2.50% margin under the loan) for our BofA Revolver; and a total fixed interest rate of 5.2%  (1.20% swap contract rate plus a 4.00% margin under the loan) for our Trust Preferred Securities Loan. These rates are instead of the above indicated 4.61%,  2.68% and 4.25% respectively, which are the obligatorily disclosed loan rates.

New Zealand Corporate Credit Facility

We originally extended our New Zealand Westpac bank loan to April 30, 2015, but have since received a second extension to July 30, 2015.  We have however, signed a new term sheet for our new credit facility and expect the loan documents to be signed prior to the end of the current extension. We anticipate a higher facility limit than we currently have, a similar term, interest only and a 25bps lower margin cost. This loan has been classified as a short-term liability on the consolidated balance sheet as at March 31, 2015.

US Union Square Term Loan

The US Union Square Term loan came due for repayment on May 1, 2015 but has been extended to June 1, 2015. We have signed a term sheet for our new credit facility and expect the loan documents to be signed prior to the end of the current extension. We anticipate a higher loan limit, a 2-year term, interest only with no prepayment penalty. This loan has been classified as a short-term liability on the consolidated balance sheet as at March 31, 2015.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	202	202
Accrued Pension	1,026	855
Other	62	12
Other current liabilities	$7,190	$6,969
Other liabilities
Foreign withholding taxes	$7,083	$7,016
Straight-line rent liability	9,107	9,246
Environmental reserve	1,656	1,656
Accrued pension	6,614	6,740
Interest rate swap	2,243	2,177
Acquired leases	1,164	1,265
Other	7,244	7,394
Deferred Revenue - Real Estate	4,753	5,083
Other liabilities	$39,864	$40,577

On August 29, 2014 the Supplemental Executive Retirement Plan “SERP” that was effective since March 1, 2007, was ended and replaced with a new Pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million  was reversed and replaced with a new pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.3 million discounted at a 4.25% over a 15- year term.  Monthly payments of $56,944 will be made to the estate of Jim Cotter Sr. commencing October 1, 2014.  The discounted value of $2.8 million (which is the difference between the estimated payout of $10.3 million and the present value of $7.5 million) will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income will also be amortized based on the 15-year term.

As a result of the above, included in our other liabilities are accrued pension costs of $7.6 million at March 31, 2015.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three months ended March 31, 2015 and 2014.  Our pension plans are unfunded.  For the three months ended March 31, 2015, we recognized $45,000 of interest cost and $52,000 of amortized actuarial loss.  For the three months ended March 31, 2014, we recognized $82,000 of interest cost and $236,000 of amortized actuarial loss.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $569,000 and $592,000 as of March 31, 2015 and December 31, 2014.  Our share of unconsolidated debt, based on our ownership percentage, was $190,000 and $197,000 as of March 31, 2015 and December 31, 2014.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. (“ACC”) 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr.; and
•	Sutton Hill Properties, LLC (“SHP”) 25% noncontrolling interest owned by Sutton Hill Capital, LLC.

The components of noncontrolling interests are as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
Australian Country Cinemas	$313	$410
Shadow View Land and Farming LLC	2,005	2,000
Sutton Hill Properties	2,180	2,202
Noncontrolling interests in consolidated subsidiaries	$4,498	$4,612

The components of income (loss) attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Australian Country Cinemas	$18	$5
Shadow View Land and Farming LLC	(13)	(19)
Sutton Hill Properties	(21)	(25)
Net income (loss) attributable to noncontrolling interest	$(16)	$(39)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2015	$127,686	$4,612	$132,298
Net income (loss)	3,118	(16)	3,102
Increase in additional paid in capital	383	--	383
Treasury stock purchased	(1,828)	--	(1,828)
Contributions from noncontrolling stockholders - SHP	--	17	17
Distributions to noncontrolling stockholders	--	(90)	(90)
Accumulated other comprehensive income (loss)	(9,837)	(25)	(9,862)
Equity at – March 31, 2015	$119,522	$4,498	$124,020

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity

Equity at – January 1, 2014	$117,140	$4,607	$121,747
Net loss	(215)	(39)	(254)
Increase in additional paid in capital	4	102	106
Distributions to noncontrolling stockholders	--	(54)	(54)
Accumulated other comprehensive income (loss)	7,774	(81)	7,693
Equity at – March 31, 2014	$124,703	$4,535	$129,238

Note 15 – Common Stock

Common Stock Issuance

During the three months ended March 31, 2015 and 2014, we issued 160,643 and 125,209, respectively, of Class A Nonvoting shares to an executive employee associated with his prior years’ stock grants.

Common Stock Buyback

On May 16, 2014, the Company's board of directors authorized management, at its discretion, to spend from time to time up to an aggregate of $10.0 million to acquire shares of Reading’s Common Stock. This approved stock repurchase plan supersedes and effectively cancels the program that was approved by the board on May 14, 2004, which allowed management to purchase up to 350,000 shares of Reading’s Common Stock.

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

Under this approved buyback program, the company has repurchased $5.9 million worth of common stock.  This leaves $4.1 million available for repurchase as of March  31, 2015.

Note 16 – Derivative Instruments

As more fully described in our 2014 Annual Report, we are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of interest rate swaps or fix the maximum variable rate with an interest rate cap.  For an explanation of the impact of swaps on our interest paid for the periods presented, see Note 11 – Notes Payable.

The following table sets forth the terms of our interest rate swap and cap derivative instruments at March 31, 2015:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$44,416,000	5.500%	2.260%	June 30, 2016
Interest rate swap	$27,913,000	1.200%	0.275%	October 31, 2017
Interest rate swap	$28,000,000	1.150%	0.178%	October 31, 2017
Interest rate cap	$7,500,000	4.000%	0.000%	June 1, 2018

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $66,000 for the three months ended March 31, 2015, and a decrease of $194,000 in interest expense for the three months ended March 31, 2014.  At March 31, 2015 and December 31, 2014, we recorded as other long-term liabilities the fair market value of our interest rate swaps and cap of $2.2 million and $2.2 million, respectively.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

As of March 31, 2015 and December 31, 2014, we held certain items that are required to be measured at fair value on a recurring basis.  These included available for sale securities and interest rate derivative contracts.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap and cap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our counterparties and us.  However, as of March 31, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap and cap derivative instruments is described in Note 16 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended March 31, 2015.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
		March 31,	December 31,	March 31,	December 31,
Financial Instrument	Level	2015	2014	2015	2014
Investment in marketable securities	1	$51	$54	$51	$54
Interest rate swaps and cap liability	2	$2,243	$2,177	$2,243	$2,177

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
		March 31,	December 31,	March 31,	December 31,
Financial Instrument	Level	2015	2014	2015	2014
Notes payable	3	$123,455	$136,123	$122,286	$116,115
Subordinated debt	3	$27,913	$27,913	$12,693	$10,196

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

Note 18 - Subsequent Events

In Australia the closing of the sale of our Moonee Ponds property occurred on April 15, 2015 and as per the purchase and sale agreement we received $17.5 million  (AUS$23.0 million) in sales proceeds.

In New Zealand we received a second extension letter that extended the termination date of the $21.0 million (NZ$28.0 million) Westpac Term Facility from April 30, 2015 to July 30, 2015.  We have signed a new term sheet for our new credit facility and expect the loan documents to be signed prior to the end of the current extension. We anticipate a higher facility limit than we currently have, a similar term, interest only and a 25bps lower margin cost.

In New Zealand during April 2015 we sold our two parcels of land at Lake Taupo for a combined $2.5 million (NZ$3.4 million). $1.6 million (NZ$2.2) million for one parcel will be received by May 6, 2015 and the $898,000 (NZ$1.2 million) for the second parcel will be received by March 31, 2016. Our carrying cost of these two parcels was $1.8 million (NZ$2.5 million) at March 31, 2015.

Liberty Theaters, LLC, the owner of the Orpheum Theater and an indirect wholly owned subsidiary of the Company, recently received a purported notice of termination from the long-running show “STOMP” in violation of the license agreement between the parties, and has filed a court action seeking a preliminary injunction that would prevent the show from moving to a new venue pending an arbitration of the parties’ dispute.  The court hearing on such injunction motion is scheduled for May 21, 2015.

On April 30, 2015, our Ward 16 Theater at Victoria Ward, operated under our Consolidated Theatres brand, became the first movie theater on the island of Oahu in the State of Hawai‘i to be granted a liquor license.

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

Cinema Activities

We continue to consider opportunities to expand our cinema operations while continuing to cull those cinema assets that are underperforming or have unacceptable risk profiles on a go-forward basis. We are refurbishing and repositioning our Carmel Mountain theater in San Diego County as a luxury Angelika theater expected to open in the second half of the year.

Real Estate Activities

In recent periods we have focused our real estate development activities on (i) the disposition of certain assets (Lake Taupo, Moonee Ponds, Burwood and the Doheny Condo) which we believe to have achieved their full potential land value, (ii) the improvement and expansion of our shopping center assets including an anchor grocery store tenancy for Wellington, and a multi-plex cinema for Newmarket, (iii) the redevelopment of our Union Square and Cinemas 1, 2, 3 properties in Manhattan and (iv) the procurement of land use entitlements for our landholdings in Coachella, California (202 acres) and Manukau, New Zealand (64 acres). The market for New York City property has continued to strengthen, with comparable sales being reported in the range of $1,100 per buildable square foot. Our business plan is to continue with the build-out of our existing operating properties, such as our Wellington, New Zealand site, and our Newmarket, Australia site,  to redevelop our Union Square and Cinemas 1, 2, 3 properties, to continue to pursue the various land use entitlements needed for the development of our landholdings in New Zealand and California, and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.  In addition, we may sell all or portions of our properties in order to provide liquidity for other projects. To that end, as mentioned above we have entered into a contract to sell our property in Lake Taupo, New Zealand, for $2.5 million (NZ$3.4 million) which closes in two tranches with a final close expected by March 31, 2016 or earlier as mutually agreed; our Moonee Ponds, Australia, property which closed April 15, 2015; we sold our property in Burwood, Australia, with a balance due of $44.6 million (AUS$58.5 million) that is scheduled to be paid at closing in December 2017; We sold the Doheny Condo for $3.0 million which closed on February 25, 2015.  On March 6, 2015, we acquired an adjoining property to our Newmarket, Australia site for  $5.5 million (AU$7.25 million).

Financing Activities

We are in process of documenting our new credit facilities in New Zealand and for the Union Square and while no assurance can be given, we believe that we will be able to finalize both these facilities within their extensions periods.

Results of Operations

At March 31, 2015, we owned and operated 54 cinemas with 443 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  Regarding our real estate, during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional four parcels aggregating approximately 75 acres located principally in urbanized areas of Australia and New Zealand (calculated net of our Lake Taupo, Moonee Ponds and Burwood Properties), and (v) owned 50% of a 202-acre property that is zoned for the development of over 500 single-family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

The tables below summarize the results of operations for each of our principal business segments for the three (“2015 Quarter”) months ended March 31, 2015 and the three (“2014 Quarter”) months ended March 31, 2014, respectively (dollars in thousands):

Three Months Ended March 31, 2015	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$56,899	$5,404	$(1,718)	$60,585
Operating expense	46,859	2,140	(1,718)	47,281
Depreciation and amortization	2,827	845	--	3,672
General and administrative expense	874	128	--	1,002
Segment operating income	$6,339	$2,291	$--	$8,630

Three Months Ended March 31, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$53,424	$6,579	$(1,950)	$58,053
Operating expense	45,740	2,975	(1,950)	46,765
Depreciation and amortization	2,796	918	--	3,714
General and administrative expense	898	173	--	1,071
Segment operating income	$3,990	$2,513	$--	$6,503

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2015 Quarter	2014 Quarter
Total segment operating income	$8,630	$6,503
Non-segment:
Depreciation and amortization expense	70	91
General and administrative expense	3,327	3,831
Operating income	5,233	2,581
Interest expense, net	(2,575)	(2,297)
Other income	2,731	744
Income tax expense	(2,523)	(1,592)
Equity earnings of unconsolidated joint ventures and entities	236	310
Net income (loss)	$3,102	$(254)
Net loss attributable to noncontrolling interests	16	39
Net income (loss) attributable to Reading International, Inc. common shareholders	$3,118	$(215)

Cinema Exhibition Segment

Included in the cinema exhibition segment above are revenue and expense from the operations of 54 cinema complexes with 443 screens during the 2015 Quarter and 52 cinema complexes with 434 screens during the 2014 Quarter.  The following tables detail our cinema exhibition segment operating results for the three months ended March 31, 2015 and 2014, respectively (dollars in thousands):

Three Months Ended March 31, 2015	United States	Australia	New Zealand	Total
Admissions revenue	$19,772	$14,099	$3,634	$37,505
Concessions revenue	8,299	6,131	1,485	15,915
Advertising and other revenue	1,763	1,459	257	3,479
Total revenue	29,834	21,689	5,376	56,899

Film rent and advertising cost	10,025	6,386	1,608	18,019
Concession cost	1,445	1,257	353	3,055
Occupancy expense	6,623	3,721	1,075	11,419
Other operating expense	8,508	4,646	1,212	14,366
Total operating expense	26,601	16,010	4,248	46,859

Depreciation and amortization	1,281	1,201	345	2,827
General and administrative expense	678	183	13	874
Segment operating income	$1,274	$4,295	$770	$6,339

Operating Data as a Percentage of Revenue for the Three Months Ended March 31, 2015	United States	Australia	New Zealand	Total
Admissions revenue	66.3%	65.0%	67.6%	65.9%
Concessions revenue	27.8%	28.3%	27.6%	28.0%
Advertising and other revenue	5.9%	6.7%	4.8%	6.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	50.7%	45.3%	44.2%	48.0%
Concession cost	17.4%	20.5%	23.8%	19.2%
Occupancy expense	22.2%	17.2%	20.0%	20.1%
Other operating expense	28.5%	21.4%	22.5%	25.2%
Total operating expense	89.2%	73.8%	79.0%	82.4%

Depreciation and amortization	4.3%	5.5%	6.4%	5.0%
General and administrative expense	2.3%	0.8%	0.2%	1.5%
Segment operating income	4.3%	19.8%	14.3%	11.1%

Three Months Ended March 31, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$19,299	$13,233	$3,118	$35,650
Concessions revenue	8,087	5,228	1,260	14,575
Advertising and other revenue	1,517	1,477	205	3,199
Total revenue	28,903	19,938	4,583	53,424

Film rent and advertising cost	9,947	5,868	1,300	17,115
Concession cost	1,386	1,088	335	2,809
Occupancy expense	6,282	4,335	983	11,600
Other operating expense	8,008	5,007	1,201	14,216
Total operating expense	25,623	16,298	3,819	45,740

Depreciation and amortization	1,396	1,126	274	2,796
General and administrative expense	657	241	--	898
Segment operating income	$1,227	$2,273	$490	$3,990

Operating Data as a Percentage of Revenue for the Three Months Ended March 31, 2014	United States	Australia	New Zealand	Total
Admissions revenue	66.8%	66.4%	68.0%	66.7%
Concessions revenue	28.0%	26.2%	27.5%	27.3%
Advertising and other revenue	5.2%	7.4%	4.5%	6.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	51.5%	44.3%	41.7%	48.0%
Concession cost	17.1%	20.8%	26.6%	19.3%
Occupancy expense	21.7%	21.7%	21.4%	21.7%
Other operating expense	27.7%	25.1%	26.2%	26.6%
Total operating expense	88.7%	81.7%	83.3%	85.6%

Depreciation and amortization	4.8%	5.6%	6.0%	5.2%
General and administrative expense	2.3%	1.2%	0.0%	1.7%
Segment operating income	4.2%	11.4%	10.7%	7.5%

•

Cinema revenue increased for the 2015 Quarter by $3.5 million or 6.5% compared to the same period in 2014 due to a  strong showing in United States, Australia and New Zealand. The United States revenue was up $931,000 or 3.2%. In Australia cinema revenue was up AUD$5.1 million or 22.9% at a functional currency level due to an additional 380,000 admits or a 28.4%  attendance increase. This increase reduced to $1.8 million or 8.8%  after foreign currency movements. New Zealand cinema revenue grew by NZD$1.6 million or 30.0% when compared to the 2014 Quarter. Cinema revenue increased NZD$763,000 or 13.9% of the 2015 Quarter increase, due to the opening of our Dunedin site in September 2014. The increase in New Zealand cinema revenue reduced to an increase of US$791,000 or 17.3% due to foreign currency movements.

•

Total operating expense increased by $1.1 million or 2.4% compared to the same period in 2014. This increase was driven by higher film rent costs as a result of increased sales. Operating expense as a percent of gross revenue decreased from 85.6% to 82.7%.The reduction in operating expense as a percentage of gross revenue was due to expense management and to the percentage of fixed costs compared to the increases in our revenue streams.

•

The Australian quarterly average exchange rate to the U.S dollar declined to 0.7862 for the 2015 Quarter from 0.8974 for the 2014 Quarter a decrease of 12.4%. The New Zealand quarterly average exchange rate to the U.S dollar declined to 0.7514 for the 2015 Quarter from 0.8370 for the 2014 Quarter, a decrease of 10.2%. Both had a generally negative impact on our operating results.

•	As a result of the above, cinema segment income increased by $2.4 million for the 2015 Quarter or 58.9% compared to the same period in 2014.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended March 31, 2015 and 2014, respectively (dollars in thousands):

Three Months Ended March 31, 2015	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$685	$--	$--	$685
Property rental income	453	2,911	1,354	4,718
Total revenues	1,138	2,911	1,354	5,403

Live theater cost	398	--	--	398
Property cost	18	432	384	834
Occupancy expense	239	491	178	908
Total operating expense	655	923	562	2,140

Depreciation and amortization	83	508	254	845
General and administrative expense	(50)	165	13	128
Segment operating income	$450	$1,315	$525	$2,290

Operating Data as a Percentage of Revenue for the Three Months Ended March 31, 2015	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	60.2%	0.0%	0.0%	12.7%
Property rental revenue	39.8%	100.0%	100.0%	87.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	58.1%	0.0%	0.0%	58.1%
Property cost	4.0%	14.8%	28.4%	17.7%
Occupancy expense	21.0%	16.9%	13.1%	16.8%
Total operating expense	57.6%	31.7%	41.5%	39.6%

Depreciation and amortization	7.3%	17.5%	18.8%	15.6%
General and administrative expense	-4.4%	5.7%	1.0%	2.4%
Segment operating income	39.5%	45.2%	38.8%	42.4%

Three Months Ended March 31, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,159	$--	$--	$1,159
Property rental income	427	3,570	1,423	5,420
Total revenues	1,586	3,570	1,423	6,579

Live theater cost	531	--	--	531
Property cost	139	682	394	1,215
Occupancy expense	242	744	243	1,229
Total operating expense	912	1,426	637	2,975

Depreciation and amortization	79	613	226	918
General and administrative expense	2	156	15	173
Segment operating income	$593	$1,375	$545	$2,513

Operating Data as a Percentage of Revenue for the Three Months Ended March 31, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	73.1%	0.0%	0.0%	17.6%
Property rental revenue	26.9%	100.0%	100.0%	82.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	45.8%	0.0%	0.0%	45.8%
Property cost	32.6%	19.1%	27.7%	22.4%
Occupancy expense	15.3%	20.8%	17.1%	18.7%
Total operating expense	57.5%	39.9%	44.8%	45.2%

Depreciation and amortization	5.0%	17.2%	15.9%	14.0%
General and administrative expense	0.1%	4.4%	1.1%	2.6%
Segment operating income	37.4%	38.5%	38.3%	38.2%

•

Real estate revenue decreased for the 2015 Three Months by $1.2 million or 17.9% compared to the same period in 2014. Live theatre 2015 Three Months revenue decreased by $474,000 or 40.9% compared to the same period in 2014. Property rental revenue in Australia also decreased by $659,000 or 18.5%  mainly due to the strengthening of the US dollar compared to the Australian dollar. At a functional currency level, Australian revenue was consistent with the same period in 2014.

•

Total operating expense for the real estate segment decreased for the 2015 Three Months by $835,000 or 28.0% compared to the same period in 2014. This was primarily due to savings from costs associated with our Burwood site, as the purchaser of this property now covers these costs. The stronger US dollar has also contributed to overall lower costs from our Australian and New Zealand properties.

•

The Australian quarterly exchange rate to the U.S. dollar declined to 0.7862 for the 2015 Three Months from 08974 for the 2014 Three Months, a decrease of  12.4% The New Zealand quarterly exchange rate to the U.S. dollar declined to 0.7514 for the 2015 Three Months from 0.8370 for the 2014  Three Months, a  decrease of  10.2%.  Both had a generally negative impact on our operating results.

•	As a result of the above, real estate income decreased by $223,000 or 8.9% for the quarter compared to the same period in 2014

Corporate

Quarterly Results

General and administrative expense decreased by $504,000 for the 2015 Quarter compared to the 2014 Quarter, due to a decrease in executive pension costs. Also, the stronger US dollar has also contributed to overall lower costs from our Australian and New Zealand corporate offices.

Net interest expense increased by $278,000 for the 2015 Quarter compared to the 2014 Quarter. Our interest expense was higher in the 2015 Quarter due to a change in mark-to-market interest rate swap valuations for the quarter resulting in a lower decrease than the comparable quarter in 2014.

Other income increased $2.0 million due to the sale of the Doheny Condo in February 2015 for $3.0 million.

Income taxes increased by $931,000 mainly as a result of the reversal of the valuation allowance previously recorded against U.S. deferred tax assets during the first quarter of 2014.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net income attributable to Reading International, Inc. common shareholders of $3.1 million for the 2015 Quarter compared to a loss of $215,000 for the 2014 Quarter.  As described above, the increase in net income from 2014 to 2015 was primarily due to a  $2.1 million increase in segment operating income for the 2015 Quarter as compared to 2014, together with the $3.0 million income from the Doheny Condo sale. This was partially offset by a $931,000 increase in income tax expense for the 2015 Quarter as compared to 2014, coupled with the higher interest expense.

Business Plan, Liquidity and Capital Resources

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2015  (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Debt	$28,505	$16,525	$1,525	$9,025	$67,875	$--	$123,455
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Tax settlement liability	2,030	--	--	--	--	--	2,030
Pension liability	855	684	684	684	684	4,004	7,595
Lease obligations	23,966	28,135	24,780	18,248	14,443	50,066	159,638
Estimated interest on debt	3,759	4,448	4,099	3,898	2,781	8,639	27,624
Total	$59,115	$49,792	$31,088	$31,855	$85,783	$90,622	$348,255

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.7 million as of March 31, 2015 primarily as a result of the settlement on January 6, 2011 of our Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $569,000 and $592,000 as of March 31, 2015 and December 31, 2014, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $190,000 and $197,000 as of March 31, 2015 and December 31, 2014, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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
Australia $
New Zealand $
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
US$ Per Unit of Foreign Currency
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
Average Yearly Rate

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

Expiring Debt and Liquidity Requirements

Expiring Long-Term Debt

Our New Zealand Corporate Credit Facility matured on March 31, 2015. We have now received an extension through to July 30, 2015. As such  the balance of $21.8 million (NZ$28.0 million) has been classified as a current liability on the consolidated balance sheet as at March 31, 2015.

Additionally, the term of our Union Square Theatre Term Loan matures on May 1, 2015. We have received an extension through to June 1, 2015.  The outstanding balance of this debt of $6.5 million has been classified as a current liability on the consolidated balance sheet as at March 31, 2015.

While no assurances can be given that we will be successful, we currently anticipate that these loans will either be extended or replaced prior to their extension maturities.

Tax Settlement Liability

As indicated in our 2014 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, it is obligated to pay $290,000 per month, $3.5 million per year, in settlement for its tax liability for its tax year 1996. At March 31, 2015, Craig Corporation’s remaining tax liability under this agreement was approximately $2.0 million.

For the abovementioned liabilities, we believe that we have sufficient borrowing capacity under our various credit facilities, together with our $39.8 million of cash and cash equivalents, to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operations was $732,000 for the 2015 Three Months compared to cash used in operations of $1.1 million in the 2014 Three Months. The year-to-year change in cash provided by operations of $1.8 million was due primarily to a $1.3 million increase in operational cash flows together with a $489,000 change in operating assets and liabilities.

Investing Activities

Cash provided by investing activities for the 2015 Three Months was $687,000 compared to $624,000 used in investing activities for the 2014 Three Months, a change of $1.3 million.  The $687,000 of cash used in investing activities for the 2015 Three Months related to:

•	$2.6 million in property enhancements to our existing properties.

offset by

•	$3.0 million sale proceeds from the sale of our Doheny condo
•	$300,000 change in restricted cash.

The $624,000 of cash used for investing activities for the 2014 Three Months was primarily related to:

•	$633,000 in property enhancements to our existing properties.

Financing Activities

Cash used in financing activities for the 2015 Three Months was $9.4 million compared to $1.0 million of cash used in financing activities for the same period in 2014 resulting in a change of $8.4 million.  The $9.4 million in cash used in financing activities during the 2015 Three Months was primarily related to:

•	$7.8 million of loan repayments; and
•	$1.8 million used to repurchase Class A non-voting stock.

The $1.0 million in cash used in financing activities during the 2014 Three Months was primarily related to:

•	$936,000 of loan repayments.

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

We discuss these critical accounting policies in our 2014 Annual Report and advise you to refer to that discussion.

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S resulting in a single revenue model to be applied by reporting companies under U.S. general accepted accounting principles. The new standard is effective beginning in the first quarter of 2017. While we feel the impact of the proposed revenue recognition will have minimal impact on our business since our revenues predominantly come from movie ticket sales and concession purchases, we intend to go through the analysis to ensure that we are in compliance.

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

Our exposure to interest rate risk arises out of our long-term debt obligations.  Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a variable rate into a fixed rate by entering into derivative contracts on certain borrowing transactions. Our Australian facility provides for floating interest rates, but we currently have swapped into fixed rate obligations using derivative contracts.

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $66,000 during the three months ended March 31, 2015 and an decrease of $194,000 in interest expense during the three months ended March 31, 2014.  At March 31, 2015 and December 31, 2014, we recorded the fair market value of our interest rate swaps and cap of $2.2 million and $2.2 million, respectively, as other long-term liabilities.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap or cap positions as financial reporting hedges.

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

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  There have been no material changes to our litigation exposure since our 2014 Annual Report.

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

At March 31, 2015, approximately 48% and 21% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $32.0 million in cash and cash equivalents.  At December 31, 2014, approximately 44% and 20% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $40.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $9.9 million for the three months ended March 31, 2015.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 66% and 49% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $11.6 million and $3.8 million, respectively, and the change in our quarterly net income (loss) would be $223,000 and $26,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2015 and December 31, 2014, we recorded a cumulative unrealized foreign currency translation gain of approximately $21.2 million and $31.1 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but we currently have swapped into fixed rate obligations (see Financial Risk Management above).  Taking into consideration our interest rate swaps and cap, a 1% increase or decrease in short-term interest rates would have resulted in approximately $109,000 increase or decrease in our 2015 Quarter’s interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our annual report on Form 10-K filed on March 16, 2015 with the SEC for the fiscal year ended December 31, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 2 – Equity and Stock-Based Compensation to our Condensed Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

On April 21, 2015,  the company announced the appointment of Devasis (“Dev”) Ghose as its Chief Financial Officer and Treasurer, effective May 11, 2015. Mr. Ghose will be assuming the role previously held by Mr. Andrzej Matyczynski, who will be continuing as a corporate advisor to our Company and then retiring in April 2016.

Item 6 – Exhibits

10.1	Dev Ghose Employment Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:May 7, 2015

By: /s/ James J. Cotter, Jr.

James J. Cotter, Jr.

Chief Executive Officer

Date:May 7, 2015

By: /s/ Andrzej Matyczynski

Andrzej Matyczynski

Chief Financial Officer