Form 10-K/A
READING INTERNATIONAL INC
filed 2015-05-11
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number:  1-8625

Reading International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3885184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6100 Center Drive, Suite 900 Los Angeles, CA	90045
(Address of Principal Executive Offices)	(Zip Code)

(213) 235-2240

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	On Which Registered
Class A Nonvoting Common Stock, $0.01 Par Value per Share Class B Voting Common Stock, $0.01 Par Value per Share	NASDAQ NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ◻  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ◻  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10‑K or any amendment to this From 10‑K.  ◻

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer◻	Accelerated filer ☒
Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻ No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $139,379,701 as of June 30, 2014.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2015, there were outstanding 21,745,484 shares of class A non-voting common stock, par value $0.01 per share, and 1,580,590 shares of class B voting common stock, par value $0.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Reading International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission, or SEC, on March 7, 2015 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2014, the end of the fiscal year covered by our Annual Report on Form 10-K.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of April 30, 2015.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Ellen M. Cotter	49	Chair of the Board and Chief Operating Officer – Domestic Cinemas
James J. Cotter, Jr.	45	President, Chief Executive Officer and Director (1)(2)
Margaret Cotter	47	Vice Chair of the Board(1)
Guy W. Adams	64	Director(1)(5)
William D. Gould	76	Director (3)
Edward L. Kane	77	Director (1)(2)(4)(5)
Douglas J. McEachern	63	Director (4)
Tim Storey	57	Director (4)(5)

(1)Member of the Executive Committee.

(2)Member of the Tax Oversight Committee.

(3)Lead independent director.

(4)Member of the Audit and Conflicts Committee.

(5)Member of the Compensation and Stock Options Committee.

The following sets forth information regarding our directors and our executive officers:

Ellen M. Cotter.  Ellen M. Cotter has been a member of the board since March 7, 2013, and  on August 7, 2014 was appointed as Chair of our board.  She joined our company in March 1998, is a graduate of Smith College and holds a Juris Doctorate from Georgetown Law School.  Prior to joining our Company, Ms. Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in Manhattan.  Ms. Cotter is the sister of James J. Cotter, Jr. and Margaret Cotter.

Ms. Cotter brings to the board her 16 years of experience working in our company’s cinema operations, both in the United States and Australia.  For the past 13 years, she has served as the senior operating officer of our company’s domestic cinema operations.  She has also served as the Chief Executive Officer of our subsidiary, Consolidated Entertainment, LLC, which operates substantially all of our cinemas in Hawaii and California.  Ms. Cotter also is a significant stockholder in our company.

James J. Cotter, Jr.  James J. Cotter, Jr. has been a director of our company since March 21, 2002, and was appointed Vice Chair of the Board in 2007.  The board appointed Mr. Cotter, Jr. to serve as our President, beginning June 1, 2013.  On August 7, 2014, he resigned as Vice Chair and was appointed to succeed his late father, James J. Cotter, Sr., as our Chief Executive Officer.  He  served as Chief Executive Officer of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer, and marketer)  from July 2004 until 2013.  Mr. Cotter, Jr. served as a director to Cecelia Packing Corporation from February 1996 to September 1997 and as a director of Gish Biomedical from September 1999 to March 2002.  He was an attorney in the law firm of Winston & Strawn, specializing in corporate law, from September 1997 to May 2004.  Mr. Cotter, Jr. is the brother of Margaret Cotter and Ellen M. Cotter.

Mr. Cotter, Jr. brings to the board his experience as a business professional, including as chief Executive Officer of Cecelia Packing Corporation, and corporate attorney, and his operating experience as the Chief Executive Officer of Cecelia.  As the Vice Chair of our company, since 2007 he has chaired the weekly

Australia/New Zealand Executive Management Committee and the weekly U.S. Executive Management Committee meetings.   In addition, he is a significant stockholder in our company.

Margaret Cotter.  Margaret Cotter has been a director of our company since September 27, 2002, and on August 7, 2014 was appointed as Vice Chair of our board.  Ms. Cotter is the owner and President of OBI, LLC, a company that provides live theater management services to our live theaters.  Pursuant to that management arrangement, Ms. Cotter also serves as the President of Liberty Theaters, LLC, the subsidiary through which we own our live theaters.  Ms. Cotter receives no compensation for this position, other than the right to participate in our company’s medical insurance program.   Ms. Cotter manages the real estate which houses each of the four live theaters under our Theater Management Agreement with Ms. Cotter’s company, OBI LLC.  Ms. Cotter secures leases, manages tenancies, oversees maintenance and regulatory compliance of these properties as well as heads the day to day pre-development process and transition of our properties from theater operations to major realty developments.  Ms. Cotter was first commissioned to handle these properties by Sutton Hill Associates, which subsequently sold the business to our company along with other real estate and theaters in 2000. Ms. Cotter is also a theatrical producer who has produced shows in Chicago and New York and a board member of the League of Off-Broadway Theaters and Producers.  Ms. Cotter, a former Assistant District Attorney for King’s County in Brooklyn, New York, graduated from Georgetown University and Georgetown University Law Center.  She is the sister of James J. Cotter, Jr. and Ellen M. Cotter.

Ms. Cotter brings to the board her experience as a live theater producer, theater operator and an active member of the New York theatre community, which gives her insight into live theater business trends that affect our business in this sector. Operating and overseeing our theater these properties for over 16 years, Ms. Cotter contributes to the strategic direction for our developments.  In addition, she is a significant stockholder in our company.

Guy W. Adams.  Guy W. Adams has been a director of the Company since January 14, 2014.  He is a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC.  The fund invests in various publicly traded securities.  Over the past eleven years, Mr. Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor having served in various capacities as lead director, Audit Committee Chair and/or Compensation Committee Chair.  Prior to this time, Mr. Adams provided investment advice to various family offices and invested his own capital in public and private equity transactions.  Mr. Adams received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and his Masters of Business Administration from Harvard Graduate School of Business Administration.

Mr. Adams brings many years of experience serving as an independent director on public company boards, and in investing and providing financial advice with respect to investments in public companies.

William D. Gould.  William D. Gould has been a director of our company since October 15, 2004 and has been a member of the law firm of TroyGould PC since 1986.  Previously, he was a partner of the law firm of O’Melveny & Myers.  We have from time to time retained TroyGould PC for legal advice.  As an author and lecturer on the subjects of corporate governance and mergers and acquisitions, Mr. Gould brings to the board specialized experience as a corporate attorney.  Mr. Gould’s corporate transactional experience and expertise in corporate governance matters ensures that we have a highly qualified advisor on our board to provide oversight in such matters.

Edward L. Kane.  Edward L. Kane has been a director of our company since October 15, 2004.  Mr. Kane was also a director of our company from 1985 to 1998, and served as President from 1987 to 1988.  Mr. Kane currently serves as the Chair of our Tax Oversight Committee and of our Compensation and Stock Option Committee (which we refer to as our Compensation Committee).  He also serves as a member of our Executive Committee and our Audit and Conflicts Committee.  Since 1996, Mr. Kane’s principal occupation has been healthcare consultant and advisor.  In that capacity, he has served as President and sole shareholder of High Avenue Consulting, a healthcare consulting firm, and as the head of its successor proprietorship.  At various times during the past three decades, he has been Adjunct Professor of Law at two of San Diego’s Law

Schools, most recently in 2008 and 2009 at Thomas Jefferson School of Law, and prior thereto at California Western School of Law.

Mr. Kane brings to the board his many years as a tax attorney and law professor, which experience well-serves our company in addressing tax matters.  Mr. Kane also brings his experience as a past President of Craig Corporation and of Reading Company, two of our corporate predecessors, as well as a former member of the boards of directors of several publicly held corporations.

Douglas J. McEachern.  Douglas J. McEachern has been a director of our company since May 17, 2012 and Chair of our Audit and Conflicts Committee since August 1, 2012.  He has served as a member of the board and of the Audit and Compensation Committee for Willdan Group, a NASDAQ listed engineering company, since 2009.  Mr. McEachern is also the Chair of the board of Community Bank in Pasadena, California and a member of its Audit Committee.  He also is a member of the Finance Committee of the Methodist Hospital of Arcadia.  Since September 2009, Mr. McEachern has also served as an instructor of auditing and accountancy at Claremont McKenna College.  Mr. McEachern was an audit partner from July 1985 to May 2009 with the audit firm, Deloitte and Touche, LLP, with client concentrations in financial institutions and real estate.  Mr. McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC, from June 1983 to July 1985.  From June 1976 to June 1983, Mr. McEachern was a staff member and subsequently a manager with the audit firm, Touche Ross & Co. (predecessor to Deloitte & Touche, LLP).  Mr. McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California.

Mr. McEachern brings to the board his more than 37 years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our company.  Mr. McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Tim Storey.  Tim Storey has been a director of our company since December 28, 2011.  Mr. Storey has served as the sole outside director of our company’s wholly-owned New Zealand subsidiary since 2006.  He has served since April 1, 2009 as a director of DNZ Property Fund Limited, a commercial property investment fund based in New Zealand and listed on the New Zealand Stock Exchange, and was appointed Chair of the board of that company on July 1, 2009.  Since July 28, 2014, Mr. Storey has served as a director of JustKapital Litigation Partners Limited, an Australian Stock Exchange-listed company engaged in litigation financing.  From 2011 to 2012, Mr. Storey was a director of NZ Farming Systems Uruguay, a New Zealand-listed company.  NZ Farming Systems Uruguay owns and operates dairy farms in Uruguay.  Prior to being elected Chair of DNZ Property Fund Limited, Mr. Storey was a partner in Bell Gully (one of the largest law firms in New Zealand).  Mr. Storey is also a principal in Prolex Advisory, a private company in the business of providing commercial advisory services to a variety of clients and related entities.

Mr. Storey brings to the board many years of experience in New Zealand corporate law and commercial real estate matters.  He serves as a director of our New Zealand subsidiary.

Andrzej Matyczynski.  Andrzej Matyczynski has served as our Chief Financial Officer since November 1999.  Mr. Matyczynski resigned as our Chief Financial Officer effective May 11, 2015, but will continue as an employee until April 15, 2016 in order to assist in the transition of our new Chief Financial Officer, Mr. Ghose, whose information is set forth below.

Robert F. Smerling.  Robert F. Smerling has served as President of our domestic cinema operations since 1994.  Mr. Smerling has been in the cinema industry for 57 years and, immediately before joining our company, served as the President of Loews Theatres Management Corporation.

William D. Ellis.  William D. Ellis was appointed our General Counsel and Secretary in October 2014.  Mr. Ellis has more than 30 years of hands-on legal experience as a real estate lawyer. Before joining our company, he was a partner in the real estate group at Sidley Austin LLP for 16 years. Before that, he worked at the law firm of Morgan Lewis & Bockius LLP.  Mr. Ellis began his career as a corporate and securities lawyer

(handling corporate acquisitions, IPO’s, mergers, etc.) and then moved on to real estate specialization (handling leasing, acquisitions, dispositions, financing, development and land use and entitlement across the United States). He had a substantial real estate practice in New York and Hawaii, which experience will help us with our real estate and cinema developments there.  Mr. Ellis graduated Phi Beta Kappa from Occidental College with a B.A. degree in Political Science.  He received his J.D. degree in 1982 from the University of Michigan Law School.

Wayne D. Smith.  Wayne D. Smith joined our company in April 2004 as our Managing Director - Australia and New Zealand, after 23 years with Hoyts Cinemas.  During his time with Hoyts, he was a key driver, as Head of Property, in growing that company’s Australian and New Zealand operations via an AUD$250 million expansion to more than 50 sites and 400 screens.  While at Hoyts, his career included heading up the group’s car parking company, cinema operations, representing Hoyts as a director on various joint venture interests, and coordinating many asset acquisitions and disposals the company made.

Devasis (“Dev”) Ghose.  On April 20, 2015, we agreed to retain Devasis Dev Ghose to be our new Chief Financial Officer and Treasurer, effective May 11, 2015.  Mr. Ghose served as Executive Vice President and Chief Financial Officer and in a number of senior finance roles for 25 years with three NYSE-listed companies:  Shurgard Storage Centers, Inc. (an international company focused on the acquisition, development and operation of self-storage centers in the US and Europe; now part of Public Storage), Skilled Healthcare Group (a health services company, now part of Genesis HealthCare), and HCP, Inc., (which invests primarily in real estate serving the healthcare industry), and as Managing Director-International for Green Street Advisors (an independent research and trading firm concentrating on publicly traded real estate corporate securities in the US & Europe).  Earlier, Mr. Ghose worked for 10 years for PricewaterhouseCoopers in the US & KPMG in the UK.  He qualified as a Certified Public Accountant in the U.S. and a Chartered Accountant in the U.K., and holds an Honors Degree in Physics from the University of Delhi, India and an Executive M.B.A. from the University of California, Los Angeles.

Relationships

Ellen M. Cotter, Margaret Cotter and James J. Cotter, Jr. are directors and officers of our company and of various of its subsidiaries, affiliates or consultants.  According to their respective Schedules 13D filed with the SEC, all three consider their beneficial stock holdings in our company to be long-term family assets, and they intend to continue our company in the direction established by their father.

Committees of the Board of Directors

Our board has a standing Executive Committee, Audit and Conflicts Committee, Compensation and Stock Options Committee, and Tax Oversight Committee.  These committees are discussed in greater detail below.

The Cotter family members who serve as directors and officers of our company collectively own beneficially shares of our Class B Stock representing more than 70% of the voting power for the election of directors of our company.  Therefore, our board has determined that our company is a “Controlled Company” under section 5615(c)(1) of the listing rules of The NASDAQ Capital Stock Market (the “NASDAQ Rules”).  After reviewing the benefits and detriments of taking advantage of the exceptions to the corporate governance rules set forth in section 5605 of the NASDAQ Rules, our board has unanimously determined to take advantage of all of the exceptions from the NASDAQ Rules afforded to our company as a Controlled Company.

A Controlled Company is not required to have an independent nominating committee or independent nominating process.  It was noted by our directors that the use of an independent nominating committee or independent nominating process would be of limited utility, since any nominee would need to be acceptable to James J. Cotter, Sr., our former controlling stockholder, in order to be elected.  The Cotter family, as the holders of a majority of the voting power of our company, are able under Nevada corporations law and our charter documents to elect candidates to our board and to remove a director from the board without the vote of our other stockholders.  Historically, Mr. Cotter, Sr. identified and recommended all nominees to our board in consultation with our other incumbent directors.

Our directors have not adopted any formal criteria with respect to the qualifications required to be a director or the particular skills that should be represented on our board, other than the need to have at least one director and member of our Audit and Conflicts Committee who qualifies as an “audit committee financial expert,” and have not historically retained any third party to identify or evaluate or to assist in identifying or evaluating potential nominees.  We have no policy of considering diversity in identifying director nominees.

James J. Cotter, Sr. served as our Chair and Chief Executive Officer until August 7, 2014, when he stepped down for health reasons.  Mr. Cotter, Sr. subsequently passed away on September 13, 2014.  In connection with his passing, our board determined to appoint Ellen M. Cotter as Chair of the Board with a view to rotating the office of Chair annually among the Cotter family members.  The board also has designated William D. Gould to serve as our lead independent director.  In that capacity, Mr. Gould chairs meetings of the independent directors and acts as liaison between our Chair and our Chief Executive Officer and our independent directors.

Our board oversees risk by remaining well-informed through regular meetings with management and the personal involvement of our Chief Executive Officer in our day-to-day business, including any matters requiring specific risk management oversight.  Our Chief Executive Officer chairs regular senior management meetings addressing domestic and overseas issues.  The risk oversight function of our board is enhanced by the fact that our Audit and Conflict Committee is comprised entirely of independent directors.

Executive Committee

A standing Executive Committee, currently comprised of Mr. Cotter, Jr., who serves as Chair, Ms. Margaret Cotter and Messrs. Adams and  Kane, is authorized, to the fullest extent permitted by Nevada law, to take action on matters between meetings of the full board.  Mr. Cotter, Sr. also served on the Executive Committee until May 15, 2014.

In 2014, the Executive Committee did not take any action with respect to any company matter.  With the exception of matters delegated to the Audit and Conflicts Committee or the Compensation and Stock Options Committee, all matters requiring board approval during 2014 were considered by the entire board.

Audit and Conflicts Committee

Our board maintains a standing Audit and Conflicts Committee, which we refer to as the “Audit Committee.”  The Audit Committee operates under a Charter adopted by our board that is available on our website at www.readingrdi.com.  Our board has determined that the Audit Committee is comprised entirely of independent directors (as defined in section 5605(a)(2) of the NASDAQ Rules), and that Mr. McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert.  During 2014, our Audit and Conflicts Committee was comprised of Mr. McEachern, who served as Chair, and Messrs. Kane and Storey.

Compensation and Stock Options Committee

Our board has a standing Compensation and Stock Options Committee, which we refer to as the “Compensation Committee,” comprised entirely of independent directors.  The current members of Compensation Committee are Mr. Kane, who serves as Chair, and Messrs. Adams and Storey.  Mr. Adams replaced our former director, Alfred Villaseñor, on the Compensation Committee following his election to our board in June 2014.

The Compensation Committee evaluates and makes recommendations to the full board regarding the compensation of our Chief Executive Officer and other Cotter family members and performs other compensation related functions as delegated by our board.

Tax Oversight Committee

Given our operations in the United States, Australia, and New Zealand and our historic net operating loss carry forwards, our board formed a Tax Oversight Committee to review with management and to keep the board informed about our company’s tax planning and such tax issues as may arise from time to time.  This committee is comprised of Mr. Kane, who serves as Chair, and Mr. Cotter, Jr.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and Company employees.  The Code of Ethics is available on our website at www.readingrdi.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (the “SEC”) and to provide us with copies of those filings.  Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that the following Forms 3 and 4 for transaction that occurred in 2014 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

•	James J. Cotter, Sr. failed to timely file 16 Forms 4 with respect to 70 transactions in our common stock;
•	James J. Cotter, Jr. failed to timely file one Form 4 with respect to one transaction in our common stock;
•	Ellen M. Cotter failed to timely file one Form 4 with respect to one transaction in our common stock;
•	Margaret Cotter failed to timely file one Form 4 with respect to one transaction in our common stock;
•	Mr. Storey failed to timely file one Form 4 with respect to one transaction in our common stock.

All of the transactions involved were between the individual involved and our company or related to certain inter-family or estate planning transfers, and did not involve transactions with the public.  Insofar as we are aware, all required filings have now been made.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Role and Authority of the Compensation Committee

Our board has established a standing Compensation Committee consisting of two or more of our non-employee directors.  As a Controlled Company, we are exempt from the NASDAQ Rules regarding the determination of executive compensation. The Compensation Committee has no formal charter, and acts pursuant to the authority delegated to the Compensation Committee from time to time by our board.

The Compensation Committee recommends to the full board the compensation of our Chief Executive Officer and of the other Cotter family members who serve as officers of our company.  Our board with the Cotter family directors abstaining, typically has accepted without modification the compensation recommendations of the Compensation Committee, but reserves the right to modify the recommendations or take other compensation actions of its own.  Prior to his resignation as our Chair and Chief Executive Officer on August 7, 2014, during 2014, as in prior years, James J. Cotter, Sr. was delegated by our board responsibility for determining the compensation of our executive officers other than himself and his family members.  The board exercised oversight of Mr. Cotter, Sr.’s executive compensation decisions as a part of his performance as our former Chief Executive Officer.

On August 7, 2014, James J. Cotter, Jr. was appointed to succeed Mr. Cotter, Sr. as our Chief Executive Officer.  Mr. Cotter, Sr. subsequently passed away on September 13, 2014.  No discretionary annual bonuses have yet been awarded to our executive officers, including the Cotter family executives for 2014.

Throughout this section, the individuals named in the Summary Compensation Table, below, are referred to as the “named executive officers.”

CEO Compensation

The Compensation Committee recommends to our board the annual compensation of our Chief Executive Officer, based primarily upon the Compensation Committee’s annual review of peer group practices and the advice of an independent third-party compensation consultant.  The Compensation Committee has established three components of our Chief Executive Officer’s compensation -- a base cash salary, a discretionary annual cash bonus, and a fixed stock grant.  The objective of each element is to reasonably reward our Chief Executive Officer for his performance and leadership.

In 2007, our board approved a supplemental executive retirement plan (“SERP) pursuant to which we agreed to provide Mr. Cotter, Sr. supplemental retirement benefits as a reward for his more than 25 years of service to our company and its predecessors.  Neither Mr. James J. Cotter, Jr., Mr. Cotter, Sr.’s successor as our Chief Executive Officer, nor any of our other current or former officers or employees, is eligible to participate in the SERP, which is described in greater detail below under the caption “Supplemental Executive Retirement Plan.”  Because this plan was adopted as a reward to Mr. Cotter, Sr. for his past services and the amounts to be paid under that plan are determined by an agreed-upon formula, the Compensation Committee did not take into account the benefits under that plan in determining Mr. Cotter, Sr.’s annual compensation for 2014 or previous years.  The amounts reflected in the Executive Compensation Table under the heading “Change in Pension Value and Nonqualified Deferred Compensation Earnings” reflect any increase in the present value of the SERP benefit based upon the actuarial impact of the payment of Mr. Cotter, Sr.’s cash compensation and changes in interest rates.  Since the SERP is unfunded, this amount does not reflect any actual payment by our Company into the plan or the value of any assets in the plan (of which there are none).  The benefits to Mr. Cotter, Sr. under the SERP were tied to the cash portion only of his compensation, and not to compensation in the form of stock options or stock grants.

2014 CEO Compensation

The Compensation Committee originally engaged Towers Watson, executive compensation consultants, in 2012 to analyze our Chief Executive Officer’s total direct compensation compared to a peer group of companies. In preparing the analysis, Towers Watson, in consultation with our management, including James J. Cotter, Sr., identified a peer group of companies in the real estate and cinema exhibition industries, our two business segments, based on market value, industry, and business description.

For purposes of establishing our Chief Executive Officer’s 2014 compensation, the Compensation Committee engaged Towers Watson to update its analysis of Mr. Cotter, Sr.’s compensation as compared to his peers, which updated report was received on February 26, 2014.  The company paid Towers Watson $11,461 for the updated report.

The Towers Watson analysis focused on the competitiveness of Mr. Cotter, Sr.’s annual base salary, total cash compensation and total direct compensation (i.e., total cash compensation plus expected value of long-term compensation) relative to a peer group of United States and Australian companies and published compensation survey data, and to our company’s compensation philosophy, which was to target Mr. Cotter, Sr.’s total direct compensation to the 66th percentile of the peer group.

The peer group consisted of the following 18 companies:

Acadia Realty Trust	Inland Real Estate Corp.
Amalgamated Holdings Ltd.	Kite Realty Group Trust
Associated Estates Realty Corp.	LTC Properties Inc.
Carmike Cinemas Inc.	Ramco-Gershenson Properties Trust
Cedar Shopping Centers Inc.	Regal Entertainment Group
Cinemark Holdings Inc.	The Marcus Corporation
Entertainment Properties Trust	Urstadt Biddle Properties Inc.
Glimcher Realty Trust	Village Roadshow Ltd.
IMAX Corporation

Towers Watson predicted 2014 pay levels by using regression analysis to adjust compensation data based on estimated annual revenues of $260 million (i.e., our company’s approximate annual revenues) for all companies, excluding financial services companies.  Towers Watson did not evaluate Mr. Cotter, Sr.’s SERP, because the SERP is fully vested and accrues no additional benefits, except as Mr. Cotter, Sr.’s annual cash compensation may change.

The Towers Watson analysis indicated that the peer group data, with the exception of annual base salary, was above Mr. Cotter, Sr.’s pay levels in 2013.  The peer group is partially comprised of companies that are larger than our company, and the 66th percentile level tends to reflect the larger peers.  However, Towers Watson analysis also indicated that the size of the peers does not materially affect the pay levels at the peer companies.  The published survey data of companies of comparable size reviewed by Towers Watson was below our Chief Executive Officer pay levels.

Towers Watson averaged the data from the peer group and the published survey data to compile “blended” market data.  As compared to the blended market data, Mr. Cotter, Sr.’s 2013 cash compensation and total direct compensation, which includes the expected value of long-term incentive compensation, was in line with the 66th percentile.

Because our company is comparable to the smaller companies in the peer group, Towers Watson reviewed whether the size of the proxy peer group of companies had a meaningful impact on reported CEO pay levels, and concluded that there is a weak correlation between company size and CEO compensation.  It concluded, therefore, that it was not necessary to separately adjust the peer group data based on the size of our company.

The Compensation Committee met on February 27, 2014 to consider the Towers Watson analysis.  At the meeting, the Compensation Committee determined to recommend to our board the following compensation for Mr. Cotter, Sr. for 2014 and on March 13, 2014, our board accepted the Compensation Committee’s recommendation without modification:

Salary:$750,000

The Compensation Committee recommended maintaining Mr. Cotter, Sr.’s 2014 annual base salary at its 2013 level of $750,000, which approximates the 75th percentile of the peer group.

Discretionary Cash Bonus:Up to $750,000.

In 2013, the Compensation Committee recommended and our board approved a total cash bonus to Mr. Cotter, Sr. of $1,000,000, as compared to the target bonus of $500,000.  This resulted in total 2013 compensation to Mr. Cotter, Sr. above the 75th percentile of the peer group and total direct compensation near the 66th percentile.  At its meeting on February 27, 2014, the Compensation Committee determined to increase the upper range of Mr. Cotter, Sr.’s discretionary cash bonus for 2014 to $750,000 from the 2013 target level of $500,000.  The bonus was subject to Mr. Cotter, Sr. being employed by our Company at year-end, unless his employment were to terminate earlier due to his death or disability.  No other benchmarks, formulas or quantitative or qualitative measurements were specified for use in determining the amount of cash bonus to be awarded within this range.  As in 2013, the Compensation Committee also reserved the right to increase the upper range of discretionary cash bonus amount based upon exceptional results of our company or Mr. Cotter, Sr.’s exceptional performance, as determined in the Compensation Committee’s discretion.

At its meeting on August 14, 2014, the Compensation Committee determined that Mr. Cotter, Sr.’s successful completion of our sale of the Burwood property in Australia and other accomplishments in 2014 justified the award to Mr. Cotter, Sr. of the full $750,000 cash bonus, plus an additional cash bonus of $300,000.  The Compensation Committee’s determination to award the extraordinary cash bonus was based in part on the advice of Towers Watson.

Stock Bonus:$1,200,000 (160,643 shares of Class A Stock).

At its meeting on February 27, 2014, the Compensation Committee determined that, so long as Mr. Cotter, Sr.’s employment with the Company is not terminated prior to December 31, 2014 other than as a result of his death or disability, he was to receive 160,643 shares of our Company’s Class A Stock; the number of shares of Class A nonvoting common stock equal to $1,200,000 divided by the closing price of the stock on February 27, 2104, the date the Committee approved the stock bonus.  This compares to a similar stock bonus to Mr. Cotter, Sr. of $750,000 in 2013.

The stock bonus was paid to the Estate of Mr. Cotter, Sr. in February 2015.

Following his appointment on August 7, 2014 as our Chief Executive Officer, James J. Cotter, Jr. continued to receive the same base salary of $335,000 that he had previously been receiving in his capacity as our President.

Mr. Cotter, Jr. has not yet been awarded a discretionary cash bonus for 2014.

Total Direct Compensation

We and our Compensation Committee have no policy regarding the amount of salary and cash bonus paid to our Chief Executive Officer or other named executive officers in proportion to their total direct compensation.

Compensation of Other Named Executive Officers

The compensation of Mr. James J. Cotter, Jr. and Ms. Ellen M. Cotter as executive officers of our company is determined by the Compensation Committee based on the same compensation philosophy used to determined Mr. Cotter, Sr.’s 2014 compensation.  The Cotter family members’ respective compensation consists of a base cash salary, discretionary cash bonus and periodic discretionary grants of stock options.

Mr. Cotter, Sr. set the 2014 base salaries of our executive officers other than himself and members of his family.  Mr. Cotter, Sr.’s decisions were not subject to approval by the Compensation Committee or our board, but our Compensation Committee and our board considered Mr. Cotter, Sr.’s decisions with respect to executive compensation in evaluating his performance as our Chief Executive Officer.  Mr. Cotter, Sr. informed us that he did not use any formula, benchmark or other quantitative measure to establish or award any component of executive compensation, nor did he consult with compensation consultants on the matter.  Mr. Cotter, Sr. also advised us that he considered the following guidelines in setting the type and amount of executive compensation:

1.	Executive compensation should primarily be used to:
•	attract and retain talented executives;
•	reward executives appropriately for their individual efforts and job performance; and
•	afford executives appropriate incentives to achieve the short-term and long-term business objectives established by management and our board.

2.	In support of the foregoing, the total compensation paid to our named executive officers should be:
•	fair both to our company and to the named executive officers;
•	reasonable in nature and amount; and
•	competitive with market compensation rates.

Personal and company performances were just two factors considered by Mr. Cotter, Sr. in establishing base salaries.  We have no pre-established policy or target for allocating total executive compensation between base and discretionary or incentive compensation, or between cash and stock-based incentive compensation.  Historically, including in 2014, a majority of total compensation to our named executive officers has been in the form of annual base salaries and discretionary cash bonuses, although stock bonuses have been granted from time to time under special circumstances.  No stock bonuses were awarded in 2014 to our named executive officers other than Mr. Cotter, Sr.

These elements of our executive compensation are discussed further below.

Salary:  Annual base salary is intended to compensate named executive officers for services rendered during the fiscal year in the ordinary course of performing their job responsibilities.  Factors considered by Mr. Cotter, Sr. in setting the base salaries may have included (i) the negotiated terms of each executive’s employment agreement or the original terms of employment, (ii) the individual’s position and level of responsibility with our Company, (iii) periodic review of the executive’s compensation, both individually and relative to our other named executive officers, and (iv) a subjective evaluation of individual job performance of the executive.

Cash Bonus:  Historically, we have awarded annual cash bonuses to supplement the base salaries of our named executive officers, and our board of directors has delegated to our Chief Executive Officer the authority to determine in his discretion the annual cash bonuses, if any, to be paid to our executive officers other than the Cotter family executives.  Any discretionary annual bonuses to the Cotter family executive have historically been determined by our board based upon the recommendation of our Compensation Committee.

In light of Mr. Cotter, Sr.’s death in September 2014, cash bonuses for 2014 have not yet been determined by Mr. Cotter, Jr. or, in the case of the Cotter family members, recommended by the Compensation Committee or approved by our board.  Factors to be considered in determining or recommending any such cash bonuses include (i) the level of the executive’s responsibilities, (ii) the efficiency and effectiveness with which he or she oversees the matters under his or her supervision, and (iii) the degree to which the officer has contributed to the accomplishment of major tasks that advance the company’s goals.

Stock Bonus:  Equity incentive bonuses may be awarded to align our executives’ long-term compensation to appreciation in stockholder value over time and, so long as such grants are within the parameters set by our 2010 Stock Incentive Plan, historically were entirely discretionary on the part of Mr. Cotter, Sr.  Other stock grants are subject to board approval.  Equity awards may include stock options, restricted stock, bonus stock, or stock appreciation rights.  Apart from the stock award to Mr. Cotter, Sr., no stock bonuses were awarded to our executive officers in 2014.

If awarded, it is generally our policy to value stock options and restricted stock at the closing price of our common stock as reported on the NASDAQ Capital Market on the date the award is approved or on the date of hire, if the stock is granted as a recruitment incentive. When stock is granted as bonus compensation for a particular transaction, the award may be based on the market price on a date calculated from the closing date of the relevant transaction. Awards may also be subject to vesting and limitations on voting or other rights.

Andrzej Matyczynski, our Chief Financial Officer, has a written employment agreement with our company that provides for a specified annual base salary and other compensation.  Mr. Matyczynski resigned as our Chief Financial Officer effective September 1, 2014, but he and our company agreed to postpone the effective date of his resignation.  Upon termination of Mr. Matyczynski’s employment, he will become entitled under his employment agreement to a lump-sum severance payment of six months’ base salary and to the payment of his vested benefit in accordance with the terms of the deferred compensation plan discussed below in this section.

Other than Mr. Cotter, Sr.’s and Mr. Cotter, Jr.’s role as Chief Executive Officer in setting compensation, none of our executive officers play a role in determining the compensation of our named executive officers.

2014 Base Salaries and Target Bonuses

We have historically established base salaries and target discretionary cash bonuses for our named executive officers through negotiations with the individual named executive officer, generally at the time the named executive officer commenced employment with us, with the intent of providing annual cash compensation at a level sufficient to attract and retain talented and experienced individuals.  Our Compensation Committee recommended and our board approved the following base salaries for Mr. Cotter, Jr. and Ellen M. Cotter for 2014:

Name	2013 Base Salary ($)	2014 Base Salary ($)
James J. Cotter, Jr.	195,417	335,000
Ellen M. Cotter	335,000	335,000

The base salaries of our other named executive officers were established by Mr. Cotter, Sr. as shown in the following table:

Name	2013 Base Salary ($)	2014 Base Salary ($)
Andrzej Matyczynski	309,000	309,000
Robert F. Smerling	350,000	350,000
Wayne Smith	339,000	324,295

All named executive officers are eligible to receive a discretionary annual cash bonus.  Cash bonuses are typically prorated to reflect a partial year of service.  Our board reserves discretion to adjust bonuses for the Cotter family members based on its own evaluations of the recommendations of our Compensation Committee as it did in both 2013 and 2014 in Mr. Cotter, Sr.’s case.

We offer stock options and stock awards to our employees, including named executive officers, as the long-term incentive component of our compensation program.  We sometimes grant equity awards to new hires upon their commencing employment with us and from time to time thereafter.  Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes.  Generally, the stock options we grant to our employees vest over four years in equal installments upon the annual anniversaries of the date of grant, subject to their continued employment with us on each vesting date.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan.  Our named executive officers other than Mr. Smith, who is a non-resident of the U.S., are eligible to participate in the 401(k) plan on the same terms as other full-time employees generally. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Supplemental Executive Retirement Plan

In March 2007, our board approved the SERP pursuant to which we agreed to provide Mr. Cotter, Sr. supplemental retirement benefits.  Under the SERP, following his separation from our company, Mr. Cotter, Sr. was to be entitled to receive from our company for the remainder of his life or 180 months, whichever is longer, a monthly payment of 40% of his average monthly base salary and cash bonuses over the highest consecutive 36-month period of earnings prior to Mr. Cotter, Sr.’s separation from service with us.  The benefits under the SERP are fully vested.  In October 2014, following Mr. Cotter, Sr.’s death, we began accruing monthly supplemental retirement benefits of $57,000 in accordance with the SERP, but have not yet paid any such benefits to Mr. Cotter, Sr.’s designated beneficiaries.

The SERP is unfunded and, as such, the SERP benefits are unsecured, general obligations of our company.  We may choose in the future to establish one or more grantor trusts from which to pay the SERP benefits.  The SERP is administered by the Compensation Committee.

Other Retirement Plans

During 2012, Mr. Matyczynski was granted an unfunded, nonqualified deferred compensation plan (“DCP”) that was partially vested and was to vest further so long as he remained in our continuous employ.  If Mr. Matyczynski were to be terminated for cause, then the total vested amount would be reduced to zero.  The incremental amount vested each year was made subject to review and approval by our board.  Mr. Matyczynski’s DCP vested as follows:

December 31	Total Vested Amount at the End of Each Vesting Year
2013	$ 300,000
2014	$ 450,000

Mr. Matyczynski resigned his employment with the company effective September 1, 2014, but he and our company agreed to postpone the effective date of his resignation until May 11, 2015.  Upon the termination of Mr. Matyczynski’s employment, he would become entitled under the DCP agreement to payment of the vested benefits under his DCP in annual installments following the later of (a) 30 days following Mr. Matyczynski’s 65th birthday or (b) six months after his separation from service, unless his employment were to be terminated for cause.

We currently maintain no other retirement plan for our named executive officers.

Key Person Insurance

Our company maintains life insurance on certain individuals who we believe to be key to our management.  These individuals include James J. Cotter, Jr., Ellen M. Cotter, Margaret Cotter and Messrs. Matyczynski, Smerling and Smith.  If such individual ceases to be an employee, director or independent contractor of our company, as the case may be, she or he is permitted, by assuming responsibility for all future premium payments, to replace our company as the beneficiary under such policy.  These policies allow each such individual to purchase up to an equal amount of insurance for such individual’s own benefit.  In the case of our employees, the premium for both the insurance as to which our company is the beneficiary and the insurance as to which our employee is the beneficiary, is paid by our company.  In the case of named executive officers, the premium paid by our company for the benefit of such individual is reflected in the Compensation Table in the column captioned “All Other Compensation.”

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally. We do not generally provide our named executive officers with perquisites or other personal benefits, although in the past we provided Mr. Cotter, Sr. the personal use of our West Hollywood, California, condominium, which was used as an executive meeting place and office and sold in February 2015, a company-owned automobile and a health club membership.  Historically, all of our other named executive officers also have received an automobile allowance.  From time to time, we may provide other perquisites to one or more of our other named executive officers.

Tax Gross-Ups

As a general rule, we do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.  In 2014, however, we reimbursed Ms. Ellen M. Cotter $50,000 for income taxes she incurred as a result of her exercise of stock options that were deemed to be nonqualified stock options for income tax purposes, but which were intended by the Compensation Committee and her to be so-called incentive stock options, or “ISOs”, when originally granted.  Our Compensation Committee believe it was appropriate to reimburse Ms. Cotter because it was our company’s intention at the time of the issuance to give her the tax deferral feature applicable to ISOs.  Due to the application of complex attribution rules, even though she was an executive officer of our company and not a director, she did not in fact qualify for such tax deferral.  Accordingly, upon exercise, she received less compensation than the Compensation Committee had intended.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Subject to an exception for “performance-based compensation,” Section 162(m) of the Internal Revenue Code generally prohibits publicly held corporations from deducting for federal income tax purposes annual compensation paid to any senior executive officer to the extent that such annual compensation exceeds $1.0 million.  The Compensation Committee and our board consider the limits on deductibility under Section 162(m) in establishing executive compensation, but retain the discretion to authorize the payment of compensation that exceeds the limit on deductibility under this Section as in the case of Mr. Cotter, Sr.

Nonqualified Deferred Compensation

We believe we are operating, where applicable, in compliance with the tax rules applicable to nonqualified deferred compensation arrangements.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of Statement of Accounting Standards No. 123(R).  Our decision to award restricted stock to Mr. Cotter, Sr. and other named executive officers from time to time was based in part upon the change in accounting treatment for stock options.  Accounting treatment otherwise has had no significant effect on our compensation decisions.

Say on Pay

At our Annual Meeting of Stockholders held on May 15, 2014, we held an advisory vote on executive compensation.  Our stockholders voted in favor of our company’s executive compensation.  The Compensation

Committee reviewed the results of the advisory vote on executive compensation in 2014 and did not make any changes to our compensation based on the results of the vote.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 401(b) of Regulation S-K and, based on such review and discussions, has recommended to our board that the foregoing “Compensation Discussion and Analysis” be included in this Form 10‑K/A.

Respectfully submitted,
Edward L. Kane, Chair Guy W. Adams Tim Storey

Compensation Committee Interlocks and Insider Participation

There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee during 2014.

Executive Compensation

This section discusses the material components of the compensation program for our executive officers named in the 2014 Summary Compensation Table below.  In 2014, our named executive officers and their positions were as follows:

•	James J. Cotter, Sr., former Chair of the Board and former Chief Executive Officer.
•	James J. Cotter, Jr., Chief Executive Officer and President.
•	Andrzej Matyczynski, Chief Financial Officer and Treasurer.
•	Robert F. Smerling, President – Domestic Cinema Operations.
•	Ellen M. Cotter, Chair of the Board, Chief Operating Officer – Domestic Cinemas and Chief Executive Officer of Consolidated Cinemas, LLC.
•	Wayne Smith, Managing Director – Australia and New Zealand.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended December 31, 2014 to (i) Mr. James J. Cotter, Sr., who served as our principal executive officer until August 7, 2014, (ii) Mr. James J. Cotter, Jr., who served as our principal executive officer from August 7, 2014 through December 31, 2014, (iii) Mr. Andrzej Matyczynski, our financial officer, and (iv) the other three persons who served as executive officers in 2014.  The following executives are herein referred to as our “named executive officers.”

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
James J. Cotter, Sr.(2)	2014	452,000	1,050,000	1,200,000	--	197,000	(3)	20,000	(4)	2,919,000
Chair of the Board and Chief Executive Officer	2013	750,000	1,000,000	750,000	--	1,455,000	(3)	25,000	(4)	3,980,000
	2012	700,000	500,000	950,000	--	2,433,000	(3)	24,000	(4)	4,607,000

James J. Cotter, Jr.(5)	2014	335,000	--	--	--	--		27,000	(7)	362,000
President and Chief Executive Officer	2013	195,000	--	--	--	--		20,000	(7)	215,000
	2012	--						0		0

Andrzej Matyczynski	2014	309,000			33,000	150,000	(6)	26,000	(7)	518,000
Chief Financial Officer and Treasurer	2013	309,000	35,000	--	33,000	50,000	(6)	26,000	(7)	453,000
	2012	309,000	--	--	11,000	250,000	(6)	25,000	(7)	617,000

Robert F. Smerling	2014	350,000	25,000	--	--	--		22,000	(7)	397,000
President – Domestic Cinema Operations	2013	350,000	50,000	--	--	--		22,000	(7)	422,000
	2012	350,000	50,000	--	--	--		22,000	(7)	422,000

Ellen M. Cotter	2014	335,000	--	--	--	--		75,000	(7)(8)	410,000
Chief Operating Officer Domestic Cinemas	2013	335,000	--	--	--	--		25,000	(7)	360,000
	2012	335,000	60,000	--	--	--		25,000	(7)	420,000

Wayne Smith	2014	324,000	45,000	--	--	--		19,000	(7)	388,000
Managing director - Australia and New Zealand	2013	339,000	--	--	--	--		20,000	(7)	359,000
	2012	357,000	16,000	--	22,000	--		19,000	(7)	414,000

(1)Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. The assumptions used in the valuation of these awards are discussed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 17, 2015.

(2)Mr. Cotter, Sr. resigned as our Chair and Chief Executive Officer on August 7, 2014.

(3)Represents the present value of the vested benefits under Mr. Cotter. Sr.’s SERP.  In October 2014, we began accruing monthly supplemental retirement benefits of $57,000 in accordance with the SERP, but have not yet paid any such benefits to Mr. Cotter, Sr.’s designated beneficiaries.  Under the SERP, such payments are to continue for a 180-month period.

(4)Until February 25, 2015, we owned a condominium in West Hollywood, California, which we used as an executive meeting place and office.  “All Other Compensation” includes the estimated incremental cost to our company of providing the use of the West Hollywood Condominium to Mr. Cotter, Sr., our matching contributions under our 401(k) plan, the cost of a company automobile used by Mr. Cotter, Sr., and health club dues paid by our company.

(5)Mr. Cotter, Jr. was appointed as our Chief Executive Officer on August 7, 2014.

(6)Represents the increase in the vested benefit of the DCP for Mr. Matyczynski.  Payment of the vested benefit under his DCP will be made in accordance with the terms of the DCP.

(7)Represents our matching contributions under our 401(k) plan, the cost of key person insurance, and any automobile allowances.

(8)Includes the $50,000 tax gross-up described in the “Tax Gross-Up” section of the Compensation Discussion and Analysis.

Employment Agreements

James J. Cotter, Jr.  On June 3, 2013, we entered into an employment agreement with Mr. James J. Cotter, Jr. to serve as our President.  The employment agreement provides that Mr. Cotter, Jr. is to receive an annual base salary of $335,000, with employee benefits in line with those received by our other senior executives.  Mr. Cotter, Jr. also was granted a stock option to purchase 100,000 Class A shares at an exercise price equal to the market price of our Class A shares on the date of grant and which will vest in equal annual increments over a four-year period, subject to his remaining in our continuous employ through each annual vesting date.

Under his employment agreement, we may terminate Mr. Cotter Jr.’s employment with or without cause (as defined) at any time.  If we terminate his employment without cause, Mr. Cotter Jr. will be entitled to receive severance in an amount equal to the compensation he would have received had he remained employed by us for 12 months.

William D. Ellis.  On October 20, 2014, we entered into an employment agreement with Mr. William D. Ellis, pursuant to which he agreed to serve as our General Counsel for a term of three years.  The employment agreement provides that Mr. Ellis is to receive an annual base salary of $350,000, with an annual target bonus of at least $60,000.  Mr. Ellis also received a “sign-up”’ bonus of $10,000 and is entitled to employee benefits in line with those received by our other senior executives.  In addition, Mr. Ellis was granted stock options to purchase 60,000 Class A shares at an exercise price equal to the closing price of our Class A shares on the date of grant and which will vest in equal annual increments over a three-year period, subject to his remaining in our continuous employ through each annual vesting date.

Under his employment agreement, we may terminate Mr. Ellis’ employment with or without cause (as defined) at any time.  If we terminate his employment without cause, Mr. Ellis will be entitled to receive severance in an amount equal to the compensation he would have received for the remainder of the term of his employment agreement, or 24 months, whichever is less.  If the termination is in connection with a “change of control” (as defined), Mr. Ellis would be entitled to severance in an amount equal to the compensation he would have received for a period of twice the number of months remaining in the term of his employment agreement.

Andrzej Matyczynski.  Mr. Matyczynski, our Chief Financial Officer, has a written employment agreement with our company that provides for a specified annual base salary and other compensation.  Mr. Matyczynski resigned as our Chief Financial Officer effective May 11, 2015, but will continue as an employee until April 15, 2016 in order to assist in the transition of our new Chief Financial Officer, Mr. Ghose, whose information is set forth above.   Upon termination of Mr. Matyczynski’s employment, he will become entitled under his employment agreement to a lump-sum severance payment of six months’ base salary and to the payment of his vested benefit under his deferred compensation plan discussed above in this section.

2010 Equity Incentive Plan

On May 13, 2010, our stockholders approved the 2010 Stock Incentive Plan (the “Plan”) at the annual meeting of stockholders in accordance with the recommendation of the board of directors of the Company.  The Plan provides for awards of stock options, restricted stock, bonus stock, and stock appreciation rights to eligible employees, directors, and consultants.  The Plan permits issuance of a maximum of 1,250,000 shares of class A nonvoting common stock.  The Plan expires automatically on March 11, 2020.

Equity incentive bonuses may be awarded to align our executives’ long-term compensation to appreciation in stockholder value over time and, so long as such grants are within the parameters of the Plan, historically were entirely discretionary on the part of Mr. Cotter, Sr.  Other stock grants are subject to board approval.  Equity awards may include stock options, restricted stock, bonus stock, or stock appreciation rights.  Apart from the stock award to Mr. Cotter, Sr., no stock bonuses were awarded to our executive officers in 2014.

If awarded, it is generally our policy to value stock options and restricted stock at the closing price of our common stock as reported on the NASDAQ Capital Market on the date the award is approved or on the date of hire, if the stock is granted as a recruitment incentive. When stock is granted as bonus compensation for a particular transaction, the award may be based on the market price on a date calculated from the closing date of the relevant transaction. Awards may also be subject to vesting and limitations on voting or other rights.

Certain Federal Income Tax Consequences

Non-qualified Stock Options.  There will be no federal income tax consequences to either the Company or the participant upon the grant of a non-discounted NQSO.  However, the participant will realize ordinary income on the exercise of the NQSO in an amount equal to the excess of the fair market value of the common stock acquired upon the exercise of such option over the exercise price, and the Company will receive a corresponding deduction.  The gain, if any, realized upon the subsequent disposition by the participant of the common stock will constitute short-term or long-term capital gain, depending on the participant’s holding period.

Incentive Stock Options.  There will be no regular federal income tax consequences to either the Company or the participant upon the grant or exercise of an incentive stock option.  If the participant does not dispose of the shares of common stock for two years after the date the option was granted and one year after the acquisition of such shares of common stock, the difference between the aggregate option price and the amount realized upon disposition of the shares of common stock will constitute long-term capital gain or loss, and the Company will not be entitled to a federal income tax deduction.  If the shares of common stock are disposed of in a sale, exchange or other “disqualifying disposition” during those periods, the participant will realize taxable ordinary income in an amount equal to the excess of the fair market value of the common stock purchased at the time of exercise over the aggregate option price (adjusted for any loss of value at the time of disposition), and the Company will be entitled to a federal income tax deduction equal to such amount, subject to the limitations under Code Section 162(m).

While the exercise of an incentive stock option does not result in current taxable income, the excess of (1) the fair market value of the option shares at the time of exercise over (2) the exercise price, will be an item of adjustment for purposes of determining the participant’s alternative minimum tax income.

SARs.  A participant receiving an SAR will not recognize income, and the Company will not be allowed a tax deduction, at the time the award is granted.  When a participant exercises the SAR, the amount of cash and the fair market value of any shares of common stock received will be ordinary income to the participant and will be allowed as a deduction for federal income tax purposes to the Company, subject to limitations under Code Section 162(m).  In addition, the Board (or Committee), may at any time, in its discretion, declare any or all awards to be fully or partially exercisable and may discriminate among participants or among awards in exercising such discretion.

Restricted Stock.  Unless a participant makes an election to accelerate recognition of the income to the date of grant, a participant receiving a restricted stock award will not recognize income, and the Company will not be allowed a tax deduction, at the time the award is granted.  When the restrictions lapse, the participant will recognize ordinary income equal to the fair market value of the common stock, and the Company will be entitled to a corresponding tax deduction at that time, subject to the limitations under Code Section 162(m).

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2014 under the Plan:

Outstanding Equity Awards At Year Ended December 30, 2014

	Option Awards					Stock Awards
	Class	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested ($)
James J. Cotter, Sr.	B	100,000	--	10.24	09/05/2017	--	--
James J. Cotter, Jr.	A	12,500	--	3.87	07/07/2015	--	--
James J. Cotter, Jr.	A	10,000	--	8.35	01/19/2017	--	--
James J. Cotter, Jr.	A	100,000	--	6.31	02/06/2018	--	--
Ellen M. Cotter	A	20,000	--	5.55	03/06/2018	--	--
Ellen M. Cotter	B	50,000	--	10.24	09/05/2017	--	--
Andrzej Matyczynski	A	25,000	25,000	6.02	08/22/2022	--	--
Robert F. Smerling	A	43,750	--	10.24	09/05/2017	--	--

Option Exercises and Stock Vested

The following table contains information for our named executive officers concerning the option awards that were exercised and stock awards that vested during the year ended December 31, 2014:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
James J. Cotter, Sr.	--	--	160,643	1,200,000
Andrzej Matyczynski	35,100	180,063	--	--

Pension Benefits

The following table contains information concerning pension plans for each of the named executive officers for the year ended December 31, 2014:

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
James J. Cotter, Sr.(1)	SERP	27	$7,595,000	$--
Andrzej Matyczynski(2)	DCP	5	$450,000	$--

Director Compensation

During 2014, all of our directors, except Mr. James J. Cotter Sr., Mr. James J. Cotter, Jr. and Ms. Ellen M. Cotter, received an annual fee of $35,000 (prorated for the year in which a director is first elected or appointed).  In addition to their annual directors fee, the following directors received a one-time fee of $5,000 for their services as a member of the board and of all board committees on which they serve; Messrs. Adams, Gould, McEachern and Kane. Mr. Storey received a one-time fee of $10,000, for his services as a member of the board and of all board committees on which he served.    Messrs. McEachern and Storey also each received an additional $6,000 for their participation in Special Committee Meetings.  For 2014, the Chair of our Audit and Conflicts Committee received an additional fee of $7,000, the Chair of our Compensation Committee

received an additional fee of $5,000, and the Chair of our Tax Oversight Committee received an additional fee of $18,000.

Upon joining our board, new directors have historically received immediately vested five-year stock options to purchase 20,000 shares of our Class A Stock at an exercise price equal to the market price of the stock at the date of grant.  From time to time our directors also are granted additional stock options as compensation for their service on our board.    Historically, these awards were based upon the recommendations of our former Chair and principal shareholder, Mr. James J. Cotter, Sr., which recommendations were reviewed and acted upon by our entire board.  When such additional awards have been made, typically, each sitting director (other than Mr. Cotter, Sr., who historically did not participate in such awards) was awarded the same number of options on the same terms.  Historically, we have granted our officers and directors replacement options where their options would otherwise expire with exercise prices that were out of the money at the time of such expiration.

In November 2014, our board of directors determined to make grants to our non-employee directors on January 15 of each year of stock options to purchase 2,000 shares of our Class A Stock.  The options will be for a term of five years, have an exercise price equal to the market price of Class A Stock on the grant date and be fully vested immediately upon grant.

The following table sets forth information concerning the compensation to persons who served as our non-employee directors during 2014 for their services as directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Margaret Cotter (1)	35,000	0	0	35,000
Guy W. Adams (2)	40,000	69,000	0	109,000
William D. Gould	35,000	0	0	35,000
Edward L. Kane	63,000	0	0	63,000
Douglas J. McEachern	53,000	0	0	53,000
Tim Storey	51,000	0	21,000(3)	72,000
Alfred Villaseñor (4)	10,000	0	0	10,000

(1)In addition to her director’s fees, Ms. Margaret Cotter receives a combination of fixed and incentive management fees under the OBI Management Agreement described under the caption “Certain Transactions and Related Party Transactions - OBI Management Agreement,” below.

(2)Mr. Adams joined the board on January 14, 2014 and was granted on that date a five-year stock option to purchase 20,000 shares of our Class A Stock at an exercise price of $7.40 per share.

(3)This amount represents fees paid to Mr. Storey as the sole independent director of our company’s wholly-owned New Zealand subsidiary.

(4)Represents fees paid to Mr. Villaseñor prior to our 2014 Annual Meeting of Stockholders, when he declined to stand for re-nomination as a director.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as described below, the following table sets forth the shares of Class A Stock and Class B Stock beneficially owned on April 30, 2015 by:

•	each of our incumbent directors;

•	each of our incumbent named executive officers set forth in the Summary Compensation Table of this Proxy Statement;
•	each person known to us to be the beneficial owner of more than 5% of our Class B Stock; and
•	all of our incumbent directors and incumbent executive officers as a group.

The beneficial ownership of 327,808 shares of our outstanding Class B Stock, which we refer to as the “disputed shares,” and 100,000 shares of Class B Stock underlying a currently exercisable stock option, which we refer to as the “disputed option,” is disputed by the Cotter family members, and the following table does not ascribe to any person or entity the beneficial ownership of the disputed shares or of the shares underlying the disputed option.

Except as noted, we believe that each beneficial owner has sole voting power and sole investment power with respect to the shares shown.  An asterisk (*) denotes beneficial ownership of less than 1%.

	Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of	Number of	Percentage	Number of	Percentage
Beneficial Owner	Shares	of Stock	Shares	of Stock

Directors and Named Executive Officers
James J. Cotter, Jr. (2)(9)(10)	3,220,251	14.7	696,080	44.0
Ellen M. Cotter (3)(9)(10)	2,818,995	13.0	746,080	47.2
Margaret Cotter (4)(9)(10)	3,111,572	14.3	731,180	46.3
Guy W. Adams	- 0 -	--	- 0 -	--
William D. Gould (5)	54,340	*	--	--
Edward L. Kane (6)	19,500	*	100	*
Andrzej Matyczynski	25,789	*	--	--
Douglas J. McEachern (7)	37,300	*	--	--
Tim Storey (8)	27,000	*	--	--
Robert F. Smerling (8)	43,750	*	--	--

5% or Greater Stockholders
James J. Cotter Living Trust (9)(10)	1,897,649	8.7	696,080	44.0
James J. Cotter Living Trust/Estate of James J. Cotter, Deceased(9)(10)	408,263	1.9	427,808	25.5

Mark Cuban (11) 5424 Deloache Avenue Dallas, Texas 75220	72,164	*	207,611	13.1

PICO Holdings, Inc. and PICO Deferred Holdings, LLC (12) 875 Prospect Street, Suite 301 La Jolla, California 92037	--	--	97,500	6.2

All directors and executive officers as a group (10 persons)(13)	5,476,570	24.9	1,209,088	71.9

(1)Percentage ownership is determined based on 21,745,484 shares of Class A Stock and  1,580,590 shares of Class B Stock outstanding on May 6, 2015.  Except as described in footnote (13) with respect to the beneficial ownership of all directors and executive officers as a group,  the table does not ascribe to any person or entity the beneficial ownership of the disputed shares or of the shares underlying the disputed option.    Except as described with respect to the disputed shares and the disputed option,  beneficial ownership has been determined in accordance with SEC rules.    Shares subject to options that are presently exercisable, or exercisable within 60 days of May 6, 2015, which are indicated by footnote, are deemed to be beneficially owned by the person holding the options and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Stock shown include 97,500 shares subject to stock options.  The Class A Stock shown also include 289,390 shares held by a trust for the benefit of James J. Cotter, Sr.’s grandchildren (the “Cotter grandchildren’s trust”) and 102,751 held by the James J. Cotter Foundation.  Mr. Cotter, Jr. is co-trustee of the Cotter grandchildren’s trust and of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Mr. Cotter, Jr. disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 1,897,649 shares held by the James J. Cotter Living Trust, or the “Living Trust,” which became irrevocable upon Mr. Cotter, Sr.’s death on September 13, 2014.  See footnotes (9) and (10) for information regarding beneficial ownership of the shares held by the Living Trust that is disputed by the Cotter family members.

(3)The Class A Stock shown includes 20,000 shares subject to stock options.  The Class A Stock shown also include 102,751 shares held by the James J. Cotter Foundation.  Ms. Cotter is co‑trustee of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 408,263 shares that Ms. Cotter maintains are part of the Estate of James J. Cotter, Deceased (the “Cotter Estate”) that is being administered in the State of Nevada and that Mr. Cotter, Jr. contends are held by the Living Trust.  On December 22, 2014, the District Court of Clark County, Nevada, appointed Ellen M. Cotter and Margaret Cotter as co-executors of the Cotter Estate.  As such, Ellen M. Cotter would be deemed to beneficially own such shares.  As co-trustees of the Living Trust, the three Cotter family members would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (9).  The shares shown also include 1,897,649 shares held by the Living Trust.  See footnotes (9) and (10) for information regarding beneficial ownership of the shares held by the Living Trust that is disputed by the Cotter family members.

(4)The Class A Stock shown includes 17,000 shares subject to stock options.   The Class A shares shown also include 289,390 shares held by the Cotter grandchildren’s trust and 102,751 shares held by the James J. Cotter Foundation.  Ms. Cotter is co-trustee of the Cotter grandchildren’s trust and of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown includes 408,263 shares that Ms. Cotter maintains are part of the Cotter Estate and that Mr. Cotter, Jr. contends are held by the Living Trust.  As co-executor of the Cotter Estate, Ms. Cotter would be deemed to beneficially own such shares.  As co-trustees of the Living Trust, the three Cotter family members would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (9).  The shares shown also include 1,897,649 shares held by the Living Trust.  See footnotes (9) and (10) for information regarding beneficial ownership of the shares held by the Living Trust that is disputed by the Cotter family members.

(5)Includes 17,000 shares subject to stock options.

(6)The Class A Stock shown includes 2,000 shares subject to stock options.

(7)Includes 27,000 shares subject to stock options.

(8)Consists of shares subject to stock options.

(9)James J. Cotter, Jr., Ellen M. Cotter and Margaret Cotter are the Co-trustees of the Living Trust.  On June 5, 2013, the Declaration of Trust establishing the Living Trust was amended and restated (the “2013 Restatement”) to provide that, upon the death of James J. Cotter, Sr., the Trust’s shares of Class B Stock were to be held in a separate trust, to be known as the “Reading Voting Trust,” for the benefit of the grandchildren of Mr. Cotter, Sr.  Mr. Cotter, Sr. passed away in September 2014.  The 2013 Restatement also names Margaret Cotter the sole trustee of the Reading Voting Trust and names James J. Cotter, Jr. as the first alternate trustee in the event that Ms. Cotter is unable or unwilling to act as trustee.  On June 19, 2014, Mr. Cotter, Sr. signed a 2014 Partial Amendment to Declaration of Trust (the “2014 Amendment”) that names Margaret Cotter and James J. Cotter, Jr. as the co-trustees of the Reading Voting Trust and provides that, in the event they are unable to agree upon an important trust decision, they shall rotate the trusteeship between them annually on each January 1st.  It further directs the trustees of the Reading Voting Trust to, among other things, vote the Class B Stock held by the Reading Voting Trust in favor of the appointment of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. to our board and to take all actions to rotate the chairmanship of our board among the three of them.  On February 6, 2015, Ellen Cotter and Margaret Cotter filed a Petition in the Superior Court of the State of California, County of Los Angeles, captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755).  The Petition, among other things, seeks relief that could determine the validity of the 2014 Amendment and who between Margaret Cotter and James J. Cotter Jr. will have authority as trustee or co-trustees of the Reading Voting Trust to vote the shares of Class B Stock shown (in whole or in part) and the scope and extent of such authority.  Mr. Cotter, Jr. has filed an opposition to the Petition.  As co-trustees of the Living Trust, Mr. Cotter, Jr., Ellen M. Cotter and Margaret Cotter would share voting and investment power of the shares held by the Living Trust and, as such, would be deemed to beneficially own such shares.  As trustee or co-trustees of the Reading Voting Trust, Margaret Cotter or Mr. Cotter, Jr., or both, would be deemed to beneficially own the Class B

Stock shown.  Each of Mr. Cotter, Jr., Ellen M. Cotter and Margaret Cotter disclaims beneficial ownership of the shares held by the Living Trust except to the extent of his or her pecuniary interest, if any, in such shares.

(10)Our stock register reflects that the 327,808 disputed shares of Class B Stock, which constitute approximately 20.7% of the voting power of our outstanding capital stock, and the disputed option to purchase 100,000 shares of Class B Stock, are standing in the name of Mr. Cotter, Sr.  Ellen M. Cotter and Margaret Cotter dispute that Mr. Cotter, Sr. executed a written assignment that purported to transfer the disputed shares to the Living Trust and contend that, until such time as they pour over into the Living Trust, the disputed shares make up a  part of the Cotter Estate.  Ellen M. Cotter and Margaret Cotter also contend that the disputed option belongs to the Cotter Estate, while Mr. Cotter, Jr. disputes these contentions.  Because the disputed shares and the shares underlying the disputed option together represent a material amount of our outstanding Class B stock, on April 29, 2015, we filed in the District Court of Clark County, Nevada, a petition requesting instructions from the Court regarding the disputed shares and the disputed option.  A copy of our petition is set forth as an exhibit to our current report on Form 8 K filed with the SEC on May 4, 2015.  Depending upon the outcome of this matter, the beneficial ownership of our Class B Stock will change, perhaps materially, from that presented in this table.  The Cotter family also dispute whether the Class A Stock shown is held by the Living Trust or by the Cotter Estate.

(11)Based on Mr. Cuban’s Form 4 filed with the SEC on July 18, 2011 and Schedule 13G filed on February 14, 2012.

(12)Based on the PICO Holdings, Inc. and PICO Deferred Holdings, LLC Schedule 13G filed with the SEC on February 15, 2011.

(13)The Class A Stock shown includes 408,263 disputed shares of Class A Stock and 251,250 shares subject to options.  The Class B Stock shown includes the 327,808 disputed shares and the 100,000 shares subject to the disputed option.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The members of our Audit and Conflicts Committee are Edward Kane, Tim Storey, and Douglas McEachern, who serves as Chair.  Management presents all potential related party transactions to the Conflicts Committee for review.  Our Conflicts Committee reviews whether a given related party transaction is beneficial to our company, and approves or bars the transaction after a thorough analysis.  Only Committee members disinterested in the transaction in question participate in the determination of whether the transaction may proceed.

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the leasing with an option to purchase of certain cinemas located in Manhattan including our Village East and Cinemas 1, 2 & 3 theaters.  In connection with that transaction, we also agreed to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company that is owned by Sutton Hill Associates, which was a 50/50 partnership between James J. Cotter, Sr. and Michael Forman.  The Village East is the only cinema subject to this lease, and during 2014, 2013 and 2012 we paid rent to SHC in the amount of $590,000 annually.

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require us to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  In 2005, we acquired from a third party the fee interest and from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2 & 3.  In connection with that transaction, we granted to SHC an option to acquire a 25% interest in the special purpose entity formed to acquire these interests at cost.  On June 28, 2007, SHC exercised this option, paying the option exercise price through the application of its $3 million deposit plus the assumption of its proportionate share of SHP’s liabilities, giving SHC a 25% non-managing membership interest in SHP.  We manage this cinema property for an annual management fee equal to 5% of its annual gross income.

In February 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 between us and SHC.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1, 2 & 3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1, 2 & 3 over the average annual positive cash flow of the Cinemas over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee.  Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations are managed by OBI LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is our Vice Chair and the sister of James J. Cotter, Jr. and Ellen M. Cotter.

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

Live Theater Play Investment

From time to time, our officers and directors may invest in plays that lease our live theaters.  The play STOMP has played in our Orpheum Theatre since prior to our acquisition of the theater in 2001.  Mr. Cotter, Sr. owned an approximately 5% interest in that play.

Shadow View Land and Farming LLC

During 2012, Mr. Cotter, Sr., our former Chair, Chief Executive Officer and controlling shareholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, which is owned 50% by our company.  Mr. Cotter, Jr. contends that the other 50% interest in Shadow View Land and Farming, LLC is owned by the James J. Cotter, Sr. Trust, while Ellen Cotter and Margaret Cotter contend that such interest is owned by the Cotter Estate.  We are the managing member of Shadow View Land and Farming, LLC, with oversight provided by our Audit and Conflicts Committee.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton, LLP, have audited our financial statements for the fiscal year ended December 31, 2014, and are expected to have a representative present at the Annual Meeting who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Forms 10-K and 10-Q provided by Grant Thornton LLP for 2014 and 2013 were approximately $661,700 and $550,000, respectively.

Audit-Related Fees

Grant Thornton, LLP did not provide us any audit related services for 2014 or 2013.

Tax Fees

Grant Thornton, LLP did not provide us any products or any services for tax compliance, tax advice, or tax planning for 2014 or 2013.

All Other Fees

Grant Thornton, LLP did not provide us any services for 2014 or 2013 other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services.  Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval.  Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2014 and 2013.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated March 7, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer dated March 7, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:May 8, 2015	By:/s/ ANDRZEJ MATYCZYNSKI
Name:Andrzej Matyczynski
Title:Chief Financial Officer