Form 10-Q
period 2015-06-30
READING INTERNATIONAL INC
filed 2015-08-10
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2015, there were 21,695,021 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,580,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(U.S. dollars in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$69,597	$50,248
Receivables	9,027	11,348
Inventory	890	1,010
Investment in marketable securities	50	54
Restricted cash	239	1,433
Deferred tax asset	2,773	6,300
Prepaid and other current assets	3,836	3,426
Land held for sale	417	10,112
Total current assets	86,829	83,931
Operating property, net	176,471	186,889
Land held for sale	40,144	42,588
Investment and development property, net	22,923	26,124
Investment in unconsolidated joint ventures and entities	5,586	6,169
Investment in Reading International Trust I	838	838
Goodwill	19,837	21,281
Intangible assets, net	10,772	11,486
Deferred tax asset, net	17,018	15,967
Other assets	5,761	6,313
Total assets	$386,179	$401,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$19,659	$18,107
Film rent payable	8,123	9,328
Notes payable – current	1,541	38,104
Taxes payable - current	5,649	6,003
Deferred current revenue	12,862	14,239
Other current liabilities	8,767	6,969
Total current liabilities	56,601	92,750
Notes payable – long-term	121,600	98,019
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	7,192	10,029
Other liabilities	38,154	40,577
Total liabilities	251,460	269,288
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,792,113 issued and 21,707,938 outstanding at June 30, 2015 and 32,254,199
issued and 21,741,586 outstanding at December 31, 2014	229	228
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,580,590 issued and outstanding at June 30, 2015 and at December 31, 2014	16	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2015 and December 31, 2014	--	--
Additional paid-in capital	141,388	140,237
Accumulated deficit	(13,136)	(32,251)
Treasury shares	(12,377)	(8,582)
Accumulated other comprehensive income	14,095	28,039
Total Reading International, Inc. stockholders’ equity	130,215	127,686
Noncontrolling interests	4,504	4,612
Total stockholders’ equity	134,719	132,298
Total liabilities and stockholders’ equity	$386,179	$401,586

See accompanying Notes to Consolidated Financial Statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(U.S. dollars in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015 [1]	2014

Operating revenue
Cinema	$68,957	$65,854	$125,855	$119,278
Real estate	3,846	4,068	7,531	8,697
Total operating revenue	72,803	69,922	133,386	127,975
Operating expense
Cinema	51,222	49,933	96,363	93,723
Real estate	2,295	2,259	4,435	5,234
Depreciation and amortization	3,526	3,865	7,268	7,670
General and administrative	5,274	5,366	9,602	10,267
Total operating expense	62,317	61,423	117,668	116,894
Operating income	10,486	8,499	15,718	11,081
Interest income	327	147	522	226
Interest expense	(1,928)	(2,977)	(4,698)	(5,352)
Net gain on sale of assets	8,201	--	11,023	--
Other income	1	646	(89)	1,388
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	17,087	6,315	22,476	7,343
Income tax expense	(1,564)	(1,842)	(4,088)	(3,435)
Income before equity earnings of unconsolidated joint ventures and entities	15,523	4,473	18,388	3,908
Equity earnings of unconsolidated joint ventures and entities	483	301	720	611
Net Income	$16,006	$4,774	$19,108	$4,519
Net (income) loss attributable to noncontrolling interests	(9)	(15)	7	23
Net income attributable to Reading International, Inc. common stockholders	$15,997	$4,759	$19,115	$4,542
Basic earnings per share attributable to Reading International, Inc. stockholders	$0.69	$0.20	$0.82	$0.19
Diluted earnings per share attributable to Reading International, Inc. stockholders	$0.68	$0.20	$0.81	$0.19
Weighted average number of shares outstanding–basic	23,272,918	23,471,776	23,275,860	23,480,429
Weighted average number of shares outstanding–diluted	23,492,192	23,775,923	23,495,134	23,784,576

See accompanying Notes to Consolidated Financial Statements.

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net income	$16,006	$4,774	$19,108	$4,519
Foreign currency translation gain (loss)	(4,164)	2,443	(14,028)	10,064
Unrealized gain (loss) on available for sale investments	2	(1)	1	(1)
Amortization of actuarial loss	52	235	104	471
Comprehensive income	11,896	7,451	5,185	15,053
Net (income) loss attributable to noncontrolling interests	(9)	(15)	7	23
Comprehensive (income) loss attributable to noncontrolling interests	3	109	(22)	28
Comprehensive income attributable to Reading International, Inc.	$11,890	$7,545	$5,170	$15,104

See accompanying Notes to Consolidated Financial Statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(U.S. dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2015	2014
Operating Activities
Net income	$19,108	$4,519
Adjustments to reconcile net income to net cash provided by operating activities:
Loss recognized on foreign currency transactions	--	22
Equity earnings of unconsolidated joint ventures and entities	(720)	(611)
Distributions of earnings from unconsolidated joint ventures and entities	687	623
Gain on sale of property	(11,023)	--
Change in net deferred tax assets	2,162	2,094
Depreciation and amortization	7,268	7,670
Amortization of prior service costs	104	471
Amortization of above and below market leases	252	171
Amortization of deferred financing costs	493	114
Amortization of straight-line rent	(155)	(403)
Stock based compensation expense	133	68
Changes in assets and liabilities:
Decrease (increase) in receivables	1,907	(1,237)
(Increase) in prepaid and other assets	(511)	(579)
Increase (decrease) in accounts payable and accrued expenses	2,199	(1,002)
Increase (decrease) in film rent payable	(967)	1,317
(Decrease) in taxes payable	(325)	(5,193)
Increase (decrease) in deferred revenue and other liabilities	(3,359)	1,165
Net cash provided by operating activities	17,253	9,209
Investing Activities
Purchases of and additions to property and equipment	(8,416)	(3,899)
Change in restricted cash	1,187	19
Distributions of investment in unconsolidated joint ventures and entities	--	212
Proceeds from sale of property	21,889	6,423
Net cash provided by investing activities	14,660	2,755
Financing Activities
Repayment of long-term borrowings	(6,230)	(6,127)
Capitalized borrowing costs	(186)	--
Repurchase of Class A Nonvoting Common Stock	(3,795)	(1,795)
Proceeds from the exercise of stock options	1,018	495
Noncontrolling interest contributions	17	125
Noncontrolling interest distributions	(96)	(101)
Net cash used in financing activities	(9,272)	(7,403)
Effect of exchange rate on cash	(3,292)	390
Increase in cash and cash equivalents	19,349	4,951
Cash and cash equivalents at the beginning of the period	50,248	37,696
Cash and cash equivalents at the end of the period	$69,597	$42,647
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$4,464	$5,083
Income taxes	4,920	3,997

See accompanying Notes to Consolidated Financial Statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2015

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by U.S. GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2015 should be read in conjunction with our Annual Report filed on Form 10-K for the year ended December 31, 2014 (our “2014 Annual Report”) which contains the latest audited financial statements and related notes.  The periods presented in this document are the three- and six-month periods ended June 30, 2015 and the three- and six-month periods ended June 30, 2014.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position as of June 30, 2015 and the results of our operations and cash flows for the three- and six-month periods ended June 30, 2015 and June 30, 2014 have been made. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the entire year.

Please note that certain prior period amounts have been reclassified to conform to the current period presentation.

Receivables

Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets, concessions, or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivable balance is primarily made up of goods and services tax (“GST”) refunds receivable from Australian and New Zealand tax authorities, management fee receivable from the managed cinemas, and property damage insurance recovery proceeds. We have no history of significant bad debt losses and we have established an allowance for accounts that we deem uncollectible.

Deferred Leasing Costs

We amortize direct costs incurred in connection with obtaining tenants for our properties on a straight-line basis over the respective term of the lease.

Deferred Financing Costs

Direct costs incurred in connection with obtaining financing are amortized over the term of the loan using the effective interest method, or the straight-line method, if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments is also recognized using the effective interest method.

Recently Issued and Recently Adopted Accounting Pronouncements

Adopted:

On January 1, 2015, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. In addition, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction.

Furthermore, equity method investments now may qualify for discontinued operations presentation. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of these changes had no material impact on the Consolidated Financial Statements.

Issued:

In April 2015, FASB issued Auditing Standards Update ("ASU") 2015-03, Interest- Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. These changes become effective for the Company on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial statement disclosures.

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the U.S. resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard becomes effective for the Company on January 1, 2018. Early adoption is permitted but cannot be earlier than January 1, 2017. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.  While we believe the proposed guidance will not have material impact on our business since our revenue predominantly comes from movie ticket sales and concession purchases, we plan to go through the analysis to ensure that we are in compliance prior to the effective date.

Note 2 – Equity and Stock-Based Compensation

Stock-Based Compensation

During the six months ended June 30, 2015 and 2014, we issued 160,643 and 125,209 shares, respectively,  Class A Nonvoting common stock to an executive employee associated with the vesting of his prior years’ stock grants.  During the quarter and six-month period ended June 30, 2015, we accrued $300,000 and $600,000 in compensation expense associated with anticipated executive employee stock grants, respectively. During the quarter and six month period ended June 30, 2014, we accrued $300,000 and $600,000 in compensation expense associated with the vesting of executive employee stock grants, respectively.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or non-statutory options to purchase shares of our Class A Nonvoting Common Stock and Class B Voting Common Stock.  Currently we issue options under our 2010 Stock Incentive Plan.

FASB ASC 718-20 requires companies to estimate forfeitures. Based on our historical experience and the relative market price to strike price of the options, we have not hereto estimated any forfeitures of vested or unvested options.

In accordance with FASB ASC 718-20, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  As we intend to retain all earnings, we exclude the dividend yield from the calculation.  We expense the estimated fair values of options issued on a straight-line basis over the vesting period from the grant date.

For the 112,000 and 20,000 options granted during the six months ended June 30, 2015 and 2014, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014
Stock option exercise price	$ 13.42	$ 7.40
Risk-free interest rate	2.28%	2.88%
Expected dividend yield	--	--
Expected option life in years	4	4
Expected volatility	31.87%	30.65%
Weighted average fair value	$ 3.82	$ 2.46

Based on the above assumptions and calculation, we recorded compensation expense for the total estimated fair value of $76,403 and $133,403 for the three and six months ended June 30, 2015, respectively and $34,000 and $68,000 for the same periods ended June 30, 2014, respectively. At June 30, 2015, the total unrecognized estimated compensation cost related to non-vested stock options granted was $732,956, which we expect to recognize over a weighted average vesting period of 1.94 years. 222,100 options were exercised during the six months ended June 30, 2015 having an intrinsic value of $1.4 million for which we received $1.6 million of cash and other consideration. The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2015 was $3.3 million of which 60.2% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of June 30, 2015 and December 31, 2014:

			Weighted				Weighted Average
	Common Stock		Average Exercise		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding - December 31, 2014	568,250	185,100	$6.88	$9.90	348,000	185,100	$6.82	$9.90
Granted	12,000	--	12.34	--	13,250	--	--	--
Exercised	(47,500)	--	6.87	--	(47,500)	--	--	--
Outstanding - March 31, 2015	532,750	185,100	$7.01	$9.90	313,750	185,100	$7.02	$9.90
Granted	100,000	--	13.42	--	31,250	--	--	--
Exercised	(89,500)	(85,100)	5.29	9.51	(89,500)	(85,100)	--	--
Forfeited	(4,000)	--	6.23	--	(3,000)	--	--	--
Outstanding - June 30, 2015	539,250	100,000	$8.49	$10.24	252,500	100,000	$7.56	$10.24

The weighted average remaining contractual life of all options outstanding, vested and expected to vest at June 30, 2015 and December 31, 2014 was approximately 3.23 and 2.44 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2015 and December 31, 2014 was approximately 2.41 and 3.11 years, respectively.

Note 3 – Business Segments

We organize our operations into two reportable business segments within the meaning of FASB ASC 280-10 - Segment Reporting.  Our reportable segments are (1) cinema exhibition and (2) real estate.  The cinema exhibition segment is engaged in the development, ownership, and operation of multiplex cinemas.  The real estate segment is engaged in the development, ownership, and operation of commercial properties.  We have acquired, and continue to hold, raw land in urban and suburban centers in Australia, New Zealand, and the United States, as part of our real estate activities.

The tables below summarize the results of operations for each of our principal business segments for the three and six months ended June 30, 2015 and 2014, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets (dollars in thousands):

Three Months Ended June 30, 2015	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$68,957	$5,537	$(1,691)	$72,803
Operating expense	52,913	2,295	(1,691)	53,517
Depreciation and amortization	2,637	825	--	3,462
General and administrative expense	839	199	--	1,038
Segment operating income	$12,568	$2,218	$--	$14,786

Three Months Ended June 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$65,854	$5,782	$(1,714)	$69,922
Operating expense	51,647	2,259	(1,714)	52,192
Depreciation and amortization	2,818	956	--	3,774
General and administrative expense	1,202	259	--	1,461
Segment operating income	$10,187	$2,308	$--	$12,495

Reconciliation to net income attributable to	Quarter Ended
Reading International, Inc. stockholders:	June 30, 2015	June 30, 2014
Total segment operating income	$14,786	$12,495
Non-segment:
Depreciation and amortization expense	64	91
General and administrative expense	4,236	3,905
Operating income	10,486	8,499
Interest expense, net	1,601	2,830
Other income	1	646
Gain on sale of assets	8,201	--
Income tax expense	1,564	1,842
Equity earnings of unconsolidated joint ventures and entities	483	301
Net income	$16,006	$4,774
Net (income) attributable to noncontrolling interests	(9)	(15)
Net income attributable to Reading International, Inc. common stockholders	$15,997	$4,759

Six Months Ended June 30, 2015	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$125,855	$10,940	$(3,409)	$133,386
Operating expense	99,772	4,435	(3,409)	100,798
Depreciation and amortization	5,464	1,670	--	7,134
General and administrative expense	1,713	327	--	2,040
Segment operating income	$18,906	$4,508	$--	$23,414

Six Months Ended June 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$119,278	$12,361	$(3,664)	$127,975
Operating expense	97,387	5,234	(3,664)	98,957
Depreciation and amortization	5,613	1,875	-	7,488
General and administrative expense	2,101	434	-	2,535
Segment operating income	$14,177	$4,818	$--	$18,995

Reconciliation to net income attributable	Six-Months Ended
to Reading International, Inc. stockholders:	June 30, 2015	June 30, 2014
Total segment operating income	$23,414	$18,995
Non-segment:
Depreciation and amortization expense	134	182
General and administrative expense	7,562	7,732
Operating income	15,718	11,081
Interest expense, net	(4,176)	(5,126)
Other income	(89)	1,388
Gain (loss) on sale of assets	11,023	--
Income tax expense	(4,088)	(3,435)
Equity earnings of unconsolidated joint ventures and entities	720	611
Net income	$19,108	$4,519
Net loss attributable to noncontrolling interests	7	23
Net income attributable to Reading International, Inc. common stockholders	$19,115	$4,542

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations on a self-funding basis.  The carrying value of our Australian and New Zealand assets and liabilities fluctuates due to changes in the exchange rates between the U.S. dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar).  We have no derivative financial instruments to hedge against the risk of foreign currency exposure.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2015, December 31, 2014 and June 30, 2014

	Foreign Currency / USD
	June 30, 2015	December 31, 2014	June 30, 2014
Australian Dollar	0.7704	0.8173	0.9427
New Zealand Dollar	0.6778	0.7796	0.8755

Note 5 – Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income attributable to Reading International, Inc. common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by dividing the net income attributable to Reading International, Inc. common stockholders by the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards.  The following is a calculation of earnings per share (dollars in thousands, except share data):

	Quarter Ended		Six Months Ended

	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income attributable to Reading International, Inc. common stockholders	$15,997	$4,759	$19,115	$4,542
Basic EPS attributable to Reading International, Inc. common stockholders	$0.69	$0.20	$0.82	$0.19
Diluted EPS attributable to Reading International, Inc. common stockholders	$0.68	$0.20	$0.81	$0.19
Weighted average shares of common stock – basic	23,272,918	23,471,776	23,275,860	23,480,429
Weighted average shares of common stock – diluted	23,492,192	23,775,923	23,495,134	23,784,576

For the current quarter and current six-month period, the weighted average shares of common stock – diluted included 219,274 of common stock compensation and incremental shares of exercisable in-the-money stock options. For the prior-year quarter and six-month period, the weighted average shares of common stock – diluted included 307,097 of common stock compensation and incremental shares of exercisable in-the-money stock options.  In addition, 100,000 and 328,750 out-of-the-money stock options were excluded from the computation of diluted EPS for the current and prior-year six-month periods, respectively.

Note 6 – Property and Equipment

Operating Property, net

As of June 30, 2015 and December 31, 2014, property associated with our operating activities is summarized as follows (dollars in thousands):

	June 30,	December 31,
Operating Property	2015	2014
Land	$59,543	$62,024
Building and improvements	111,271	120,913
Leasehold interests	55,748	51,494
Fixtures and equipment	101,960	107,286
Total cost	328,522	341,717
Less: accumulated depreciation	(152,051)	(154,828)
Operating property, net	$176,471	$186,889

Depreciation expense for operating property was $3.3 million and $6.8 million for the three and six months ended June 30, 2015 and $3.6 million and $7.0 million for the three and six months ended June 30, 2014.

Operating Property – Taupo, New Zealand

On April 1, 2015, we entered into two definitive purchase and sale agreements to sell our properties at Taupo, New Zealand for a combined sales price of $2.3 million (NZ$3.4 million).  The first agreement relates to a property with a sales price of $1.49 million (NZ$2.2 million) and a book value of $1.3 million (NZ$1.8 million), which closed on April 30, 2015 when we received the sales price in full. The other agreement relates to a property with a sales price of $810,000 (NZ$1.2 million) and a book value of $400,000 (NZ$600,000) with a closing date of March 31, 2016. This property is classified as held for sale as of June 30, 2015. While both transactions were treated as current sales for tax purposes, only the first transaction qualifies as a sale under U.S. GAAP.

Operating Property – Moonee Ponds, Australia

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sales price of $17.5 million (AU$23.0 million) payable in full upon closing of the transaction on April 16, 2015.  In accordance with the requirements under U.S. GAAP, we recognized a profit of $8.0 million (AU$10.3 million) in the current quarter upon the receipt of sale proceeds on April 16, 2015.

Operating Property – Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $49.6 million (AU$65.0 million).

We received $5.9 million (AU$6.5 million) on May 23, 2014.  The balance of the purchase price is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sales price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.

Our book value in the property is $39.7 million (AU$52.1 million) and while the transaction was treated as a current sale for tax purposes in 2014, it does not qualify as a sale under U.S. GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset is classified as long-term land held for sale on the Consolidated Balance Sheet as of June 30, 2015.

Investment and Development Property

As of June 30, 2015 and December 31, 2014, our investment and development property is summarized as follows (dollars in thousands):

	June 30,	December 31,
Investment and Development Property	2015	2014
Land	$21,370	$23,833
Construction-in-progress (including capitalized interest)	1,553	2,291
Investment and development property	$22,923	$26,124

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, except for Rialto Distribution, which is accounted for as a cost method investment and, as of June 30, 2015 and December 31, 2014, included the following (dollars in thousands):

		June 30,	December 31,
	Interest	2015	2014
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,347	1,564
Mt. Gravatt	33.3%	4,239	4,605
Total investments		$5,586	$6,169

For the three months and six months ended June 30, 2015 and 2014, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Rialto Distribution	$22	$13	$22	$13
Rialto Cinemas	63	217	135	355
Mt. Gravatt	398	71	563	243
Total equity earnings	$483	$301	$720	$611

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review of our goodwill and other intangible assets on a reporting unit basis in the fourth quarter or earlier, if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the current quarter and six-month period. As of June 30, 2015 and December 31, 2014, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2014	$16,057	$5,224	$21,281
Foreign currency translation adjustment	(1,444)	--	(1,444)
Balance at June 30, 2015	$14,613	$5,224	$19,837

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years, our trade name using an accelerated amortization method over its estimated useful life of 45 years, and our other intangible assets over 10 years.  For the current quarter and current six–month period, the aggregate amortization expense of intangibles totaled $390,000  and $825,000,  respectively.  For the prior-year quarter and six-month period, the aggregate amortization expense of intangibles totaled $511,000 and $1.1 million, respectively.  The accumulated amortization of intangibles includes $383,000 and $446,000 of the amortization of acquired leases, which are recorded in operating expense for the current and prior-year six-month periods, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2015	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$26,803	$7,254	$654	$34,711
Less: Accumulated amortization	19,378	4,115	446	23,939
Total, net	$7,425	$3,139	$208	$10,772

As of December 31, 2014	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$24,150	$7,254	$423	$31,827
Less: Accumulated amortization	15,989	3,929	423	20,341
Total, net	$8,161	$3,325	$--	$11,486

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Prepaid and other current assets
Prepaid expenses	$1,332	$1,166
Prepaid taxes	904	855
Prepaid rent	1,231	1,033
Deposits	369	369
Other	--	3
Total prepaid and other current assets	$3,836	$3,426

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	84	97
Deferred financing costs, net	2,194	2,515
Straight-line rent	2,327	2,547
Mortgage notes receivable	--	--
Other	22	20
Total non-current assets	$5,761	$6,313

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated income before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Expected tax provision	$6,146	$2,310	$8,122	$2,792
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	(679)	(2,023)	(773)	(2,407)
Foreign tax provision	(911)	1,724	75	2,679
Foreign withholding tax provision	169	146	335	288
Reversal of tax expense on undistributed foreign earnings	(3,394)	--	(3,394)	--
Tax effect of foreign tax rates on current income	(293)	(287)	(293)	(385)
State and local tax provision	346	26	346	223
Tax litigation settlement	180	(54)	360	245
Tax litigation settlement adjustment	--	--	(690)	--
Actual tax provision	$1,564	$1,842	$4,088	$3,435

Pursuant to FASB ASC 740-10 – Income Taxes (“FASB ASC 740-10”), a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.

During the second quarter of 2015, we adjusted our capital allocation strategy to require that earnings available in Australia be reinvested in Australia, supported by the continuing decline in the value of the Australian dollar during 2015, and by increased investment opportunities in Australia. Accordingly, as of June 30, 2015, our intent is that earnings of our Australian subsidiaries are permanently invested outside the United States. We realized a $3.4 million tax benefit arising from reversal of prior year U.S. tax expense previously recorded for undistributed earnings from Australia subsidiaries. If Australia earnings available as of June 30, 2015 had been considered to be distributed to the U.S., we would have incurred additional U.S. tax expense of approximately $5.1 million.

No cumulative earnings were available for distribution in the Reading New Zealand consolidated group of subsidiaries as of June 30, 2015. Accordingly, we recorded no U.S. tax expense related to Reading New Zealand earnings. Based on the facts available as of June 30, 2015, our intent regarding Reading New Zealand earnings is that such earnings are not permanently reinvested.

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

We have accrued $12.8 million in total tax liabilities as of June 30, 2015, of which $5.6 million has been classified as taxes payable-current and $7.2 million have been classified as taxes payable – long-term.  As part of current tax liabilities, we have accrued $3.5 million in connection with the settlement of the IRS claims against our subsidiary, Craig Corporation, relating to its 1996 tax year. This is an obligation of Craig Corporation, and not of Reading International, Inc.  We believe that the $12.8 million represents an adequate provision for our income and other tax exposures, including income tax contingencies related to foreign withholding taxes.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“FASB ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

For the current quarter, our gross unrecognized tax benefits remains consistent with prior quarter.  The net tax balance is approximately $2.7 million, and the interest balance is $5.6 million, all of which would affect the effective rate if recognized. For the period ending December 31, 2014, we recorded gross unrecognized tax benefits of approximately $3.7 million, of which $2.7 million would affect the effective rate if recognized. The interest balance was $5.5 million, all of which would affect the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, we estimate that within the next 12 months the reserve for uncertain tax positions will increase within a range of $100,000 to $1.0 million.  The reasons for such changes include but are not limited to tax positions expected to be taken during the next twelve months, re-evaluation of current uncertain tax positions, expiring statutes of limitations, and its interest related to the “Tax Audit/Litigation” settlement, which occurred January 6, 2011.

Our Company and subsidiaries are subject to U.S. federal income tax, income tax in U.S. states and possessions, and income tax in Australia and New Zealand. Generally, changes to our U.S. federal and most state income tax returns for the calendar year 2010 and earlier are barred by statutes of limitations.  As of June 30, 2015, most changes to our income tax returns for Australia and New Zealand for the calendar year 2009 and earlier are barred by statutes of limitations.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

		Interest Rate			Balance
Name of Note Payable or Security	Maturity Date	June 30, 2015	December 31, 2014	Contractual Facility	June 30, 2015	December 31, 2014
Trust Preferred Securities	April 30, 2027	4.28%	4.23%	$27,913	$27,913	$27,913
US Bank of America Credit Facility	November 28, 2019	2.69%	2.67%	55,000	29,750	29,750
US Bank of America Line of Credit	October 31, 2017	3.19%	3.17%	5,000	--	--
US Cinema 1, 2, 3 Term Loan	July 1, 2016	3.69%	3.69%	15,000	15,000	15,000
US Cinema 1, 2, 3 Line of Credit	July 1, 2016	3.69%	3.69%	6,000	--	--
US Minetta & Orpheum Theatres Loan	June 1, 2018	2.94%	2.94%	7,500	7,500	7,500
US Union Square Line of Credit	June 2, 2017	3.25%	-	8,000	8,000	--
US Union Square Theatre Term Loan	June 2, 2015	0.00%	5.92%	7,500	--	6,468
Australian NAB Corporate Term Loan	June 30, 2019	4.44%	5.04%	43,913	43,913	47,403
Australian NAB Corporate Credit Facility	June 30, 2019	4.44%	5.04%	7,704	--	8,173
New Zealand Corporate Credit Facility	March 31, 2018	5.15%	5.80%	33,890	18,978	21,829
Total					$151,054	$164,036

Australian NAB Corporate Term Loan (“NAB Loan), Australian NAB Corporate Credit Facility (“NAB Revolver”), and New Zealand Corporate Credit Facility are denominated in Australian dollars and New Zealand dollars, respectively.  The associated contractual facilities and outstanding balances in the table above were translated into U.S. dollar based on the applicable foreign exchange rates as of June 30, 2015.

We entered into interest rate swaps to hedge the interest rates of our Trust Preferred Securities, U.S. Bank of America Credit Facility (“BofA Revolver”) and NAB Loan. The interest rate swaps effectively converted the floating-rate payments on the borrowings into fixed-rate payments, resulting in us paying 5.2% on the Trust Preferred Securities (1.20% swap contract rate plus a 4.00% margin under the loan),  3.65% on our BofA Revolver (1.15% swap contract rate plus a 2.50% margin under the loan) and 7.85% on our NAB Loan (5.50% swap contract rate plus a 2.35% margin under the loan).

New Zealand Corporate Credit Facility

On May 21, 2015, we refinanced our existing New Zealand Corporate Credit Facility with a $33.9 million (NZ$50.0 million) facility with the same bank (Westpac Bank), bearing an interest rate of 1.75% above Bank Bill Bid Rate (“BBBR”) and maturing on March 31, 2018. The facility is broken into two tranches, one a $23.7 million (NZ$35.0 million) credit facility and the second tranche for a $10.2 million (NZ$15.0 million) facility to be used for construction funding.

US Union Square Non-Revolving Line of Credit

On June 2, 2015, we replaced our US Union Square Term Loan with a $8.0 million "non-revolving" line of credit with East West Bank, collateralized by our Union Square property.  The line of credit bears an interest rate of 2.95% above the 90-day LIBOR and matures on June 2, 2017, with an option to extend for one additional year.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	202	202
Accrued Pension	1,197	855
Interest rate swap	1,399	-
Other	69	12
Other current liabilities	$8,767	$6,969
Other liabilities
Foreign withholding taxes	$7,150	$7,016
Straight-line rent liability	9,245	9,246
Environmental reserve	1,656	1,656
Accrued pension	6,488	6,740
Interest rate swap	329	2,177
Acquired leases	1,060	1,265
Deferred Revenue - Real Estate	4,976	5,083
Other	7,250	7,394
Other liabilities	$38,154	$40,577

On August 29, 2014 the Supplemental Executive Retirement Plan “SERP” that was effective since March 1, 2007, was ended and replaced with a new Pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million  was reversed and replaced with a new pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.3 million discounted at a rate of 4.25% over a 15- year term, resulting in a monthly payment of $56,944 payable to the estate of Jim Cotter Sr..  The discounted value of $2.8 million (which is the difference between the estimated payout of $10.3 million and the present value of $7.5 million) will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income will also be amortized based on the 15-year term.

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $7.7 million at June 30, 2015.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the three and six months ended June 30, 2015 and 2014.  Our pension plans are unfunded.  During the current quarter and six  month period ended June 30, 2015,  interest cost totaled $45,000 and $90,000, respectively and amortized actuarial loss totaled $52,000 and $104,000, respectively.  During the prior-year quarter and six-month ended June 30, 2014,  interest cost totaled $85,000 and $167,000, respectively and amortized actuarial loss totaled $235,000 and $471,000, respectively.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $678,000  (NZ$1.0 million)  and $592,000 (NZ$760,000)  as of June 30, 2015 and December 31, 2014.  Our share of unconsolidated debt, based on our ownership percentage, was $226,000 and $197,000 as of June 30, 2015 and December 31, 2014.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Note 14 – Non-controlling interests

These  are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. -- 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC -- 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr.; and
•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC.

The components of noncontrolling interests are as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Australian Country Cinemas, Pty Ltd	$422	$410
Shadow View Land and Farming, LLC	1,960	2,000
Sutton Hill Properties, LLC	2,122	2,202
Noncontrolling interests in consolidated subsidiaries	$4,504	$4,612

The components of income (loss) attributable to noncontrolling interests are as follows (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Australian Country Cinemas, Pty Ltd	$112	$66	$130	$72
Shadow View Land and Farming, LLC	(45)	(9)	(57)	(28)
Sutton Hill Properties, LLC	(58)	(42)	(80)	(67)
Net income (loss) attributable to noncontrolling interest	$9	$15	$(7)	$(23)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2015	$127,686	$4,612	$132,298
Net income (loss)	19,115	(7)	19,108
Increase in additional paid in capital	1,153	--	1,153
Treasury stock purchased	(3,795)	--	(3,795)
Contributions from noncontrolling stockholders - SHP	--	17	17
Distributions to noncontrolling stockholders	--	(96)	(96)
Sale of noncontrolling interest	--	--	--
Accumulated other comprehensive loss	(13,944)	(22)	(13,966)
Equity at – June 30, 2015	$130,215	$4,504	$134,719

	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2014	$117,140	$4,607	$121,747
Net income (loss)	4,542	(23)	4,519
Increase in additional paid in capital	565	--	565
Treasury stock purchased	(1,795)	--	(1,795)
Contributions from noncontrolling stockholders - SHP	--	125	125
Distributions to noncontrolling stockholders	--	(101)	(101)
Accumulated other comprehensive income	10,557	28	10,585
Equity at – June 30, 2014	$131,009	$4,636	$135,645

Note 15 – Common Stock

Common Stock Issuance

During the six months ended June 30, 2015 and 2014, we issued 160,643 and 125,209, respectively, of Class A Nonvoting common stock to an executive employee associated with his prior years’ stock grants.

During the quarter ended June 30, 2015, we issued 85,100 shares of Class B Voting common stock to two beneficial owners of the Company who exercised their Class B common stock options.

Common Stock Buyback

On May 16, 2014, the Company's board of directors authorized management, at its discretion, to spend up to an aggregate of $10.0 million to acquire shares of Reading’s Common Stock. This approved stock repurchase plan supersedes and effectively cancels the program that was approved by the board on May 14, 2004, which allowed management to purchase up to 350,000 shares of Reading’s Common Stock.

The repurchase program allows Reading to repurchase its shares in accordance with the requirements of the SEC on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors.  All purchases are subject to the availability of shares at prices that are acceptable to Reading, and accordingly, no assurances can be given as to the timing or number of shares that may ultimately be acquired pursuant to this authorization.

Under this approved buyback program, the Company has repurchased $7.0 million worth of common stock.  This leaves $3.0 million available for repurchase as of June 30, 2015.

Note 16 – Derivative Instruments

We  enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Operations. Please refer to our form 10-K for 2014 for additional information.

The following table sets forth the terms of our interest rate swap and cap derivative instruments at June 30, 2015:

Type of Instrument	Notional	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$43,142,000	5.50%	2.090%	June 30, 2016
Interest rate swap	27,913,000	1.20%	0.275%	October 31, 2017
Interest rate swap	28,000,000	1.15%	0.187%	October 31, 2017
Interest rate cap	7,500,000	4.00%	n/a	June 1, 2018

As of June 30, 2015, we recorded our interest rate derivatives at $1.7 million, which represents $1.4 million in other current liabilities, $329,000 in other long-term liabilities, and $10,500 in other long-term assets. As of December 31, 2014, we recorded our interest rate derivatives at $2.2 million as other long-term liabilities.    We recorded a decrease in interest expense of $525,000 and $459,000 for the current quarter and current six-month period, respectively compared to an increase of $124,000 and a decrease of $70,000 in interest expense for the prior-year quarter and prior-year six-month period, respectively. As of June 30, 2015, we have not designated any of our derivatives as accounting hedges in accordance with FASB ASC 815-10-35.

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

Level 3 Fair Value Measurements – Impaired Property – For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third-party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics.

As of June 30, 2015 and December 31, 2014, we held certain items that are required to be measured at fair value on a recurring basis.  These included available-for-sale securities and interest rate derivative contracts.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in New Zealand and the U.S.  Derivative instruments are related to our economic interest rate hedge.

The fair values of the interest rate derivatives are determined by using the market standard methodology of discounting future cash flows of the derivatives.  Variable interest rates used in the calculation are based on forecasted future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB ASC 820-10, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our counterparties and us.  However, as of June 30, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap and cap derivative instruments is described in Note 16 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the six months ended June 30, 2015.

We measure and record the following assets and liabilities at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
		June 30,	December 31,	June 30,	December 31,
Financial Instrument	Level	2015	2014	2015	2014
Investment in marketable securities	1	$50	$54	$50	$54
Interest rate cap asset	2	$11	$--	$11	$--
Interest rate swap liability	2	$1,728	$2,177	$1,728	$2,177

We measure the following liabilities at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 (dollars in thousands):

		Book Value		Fair Value
		June 30,	December 31,	June 30,	December 31,
Financial Instrument	Level	2015	2014	2015	2014
Notes payable	3	$123,141	$136,123	$122,043	$116,115
Subordinated debt	3	$27,913	$27,913	$12,932	$10,196

We estimated the fair value of our secured mortgage notes payable, unsecured notes payable, trust preferred securities, and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate.  We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions.  These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

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

We manage our worldwide cinema exhibition businesses under various different brands:

•	in the US, under the following brands: Reading Cinema, Angelika Film Center, Consolidated Theaters, and City Cinemas;
•	in Australia, under the Reading Cinema brand; and
•	in New Zealand, under the Reading Cinema and Rialto brands.

Cinema Activities

We continue to consider opportunities to expand our cinema operations while continuing to evaluate those cinema assets that are underperforming or have unacceptable risk profiles on a go-forward basis. We are refurbishing and repositioning our Carmel Mountain theater in San Diego County as an Angelika Film Center and Café featuring luxury recliners starting in the second half of 2015.  We have entered into an agreement with the landlord of our Gaslamp cinema in San Diego, California that allows us to surrender that lease on or after January 15, 2016 and pay an early termination fee to the landlord of $1.0 million.  As of June 30, 2015, it is our intention to surrender that lease as the cinema is currently unprofitable.

Real Estate Activities

In recent periods we have focused our real estate development activities on (i) the disposal of certain assets (Lake Taupo, Moonee Ponds, Burwood and the Doheny Condo) which we believe to have achieved their full potential land value, (ii) the improvement and expansion of our shopping center assets including an anchor grocery store tenancy for our Courtenay Central development at Wellington, New Zealand, and a multiplex cinema for Newmarket, (iii) the redevelopment of our Union Square and Cinemas 1, 2, 3 properties in Manhattan and (iv) the procurement of land use entitlements for our landholdings in Coachella, California (202 acres) and Manukau, New Zealand (64 acres).  Our business plan is to continue with the further development of our existing operating properties, such as our Wellington, New Zealand site, and our Newmarket, Australia site,  to redevelop our Union Square and Cinemas 1, 2, 3 properties, to continue to pursue the various land use entitlements needed for the development of our landholdings in New Zealand and California, and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.

In the United States, we are continuing to progress the development of our Union Square and Cinemas 1, 2, 3 (“Cinemas”) properties, each located in Manhattan.   The market for New York City property has continued to strengthen with comparable sales being reported in the range of $1,100 per buildable square foot.  With respect to our Union Square Property, (i) we have received authorization from the Landmarks Commission to redevelop the property adding approximately 23,000 square footage of rentable space to the current 46,000 square foot building, (ii) entered into a Development Management Agreement with Edifice Real Estate Partners, LLC, to assist in the supervision and administration of the project, and (iii) entered into a real estate brokerage agreement with Newmark Grubb Knight Frank to serve as our exclusive marketing agent.  While no assurances can be given, it is our current intention to commence development in the first quarter of 2016.  With respect to our Cinemas property, we have received the consent of our minority member to the redevelopment of the property.   Our current plans are to redevelop the property as a mixed use retail and residential and/or hotel property.

In Australia, we received Planning Council approval in June 2015 for the design and construction of an eight screen cinema complex with 10,000 square feet (950 square meters) of specialty retail to be located below the theater and additional mezzanine level parking for a total cost of $27.0 million (AU$35.0 million) in our existing Newmarket (Brisbane, Australia) shopping center.  Construction is expected to commence in the second quarter of 2016, with a projected opening in the fourth quarter of 2017.  In New Zealand, we received town planning approval in May 2015 from the City Council for an $11.5 million (NZ$17.0 million) supermarket development project at our Courtenay Central (Wellington, New Zealand) shopping center.

In addition, we may sell all or portions of our properties in order to provide liquidity for other projects. We sold our property in Lake Taupo, New Zealand, for $2.3 million (NZ$3.4 million) which closes in two tranches with a balance of $810,000 (NZ$1.2 million) by the final close of March 31, 2016. The sale transaction of our property at Moonee Ponds, Australia was closed on April 15, 2015 for $17.4 million (AU$22.6 million). We sold our property in Burwood, Australia, with a balance due of $45.1 million (AU$58.5 million) that is scheduled to be paid at closing in December 2017. We sold the Doheny Condo for $3.0 million which closed on February 25, 2015.  On March 6, 2015, we entered into an unconditional contract to acquire an adjoining property to our Newmarket, Australia site for $5.8 million (AU$7.5 million) with $5.20 million (AU$6.75 million) due on November 30, 2015.

On June 5, 2015, we obtained the consent of Sutton Hill Capital, LLC, our subsidiary’s partner in Sutton Hill Properties, LLC, to move forward with the redevelopment of our Cinemas 1, 2, 3 property, without triggering any obligation or option to buy out the interest of Sutton Hill Capital, LLC, a company in which the Estate of James J. Cotter Sr. has an indirect 50% interest.

Financing Activities

On May 21, 2015, we refinanced our existing New Zealand Corporate Credit Facility with a $33.9 million (NZ$50.0 million) facility with the same bank (Westpac Bank), bearing an interest rate of 1.75% above BBBR and maturing on March 31, 2018. The facility is broken into two tranches, one a $23.7 million (NZ$ 35.0 million) credit facility and the second tranche for a $10.2 million (NZ$15.0 million) facility to be used for construction funding. Both tranches are collateralized by our New Zealand operations.

On June 2, 2015, we replaced our US Union Square Term Loan with a $8.0 million "non-revolving" line of credit with East West Bank, collateralized by our Union Square property.  The line of credit bears an interest rate of 2.95% above the 90-day LIBOR and matures on June 2, 2017, with an option to extend for one additional year.

Results of Operations

At June 30, 2015, we owned and operated 54 cinemas with 443 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  Regarding our real estate, during the period, we (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional four parcels aggregating approximately 75 acres located principally in urbanized areas of Australia and New Zealand (calculated net of our Lake Taupo and Burwood Properties), and (v) owned 50% of a 202-acre property that is zoned for the development of over 500 single-family residential units in the U.S.  In addition, we continue to hold various properties used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian dollar and New Zealand dollar both weakened against U.S. dollar by 16.6% and 14.9% respectively, comparing the exchange rate movements during the second quarter of 2015 to those during the same period of 2014. Comparing the first half of 2015 to the same period of 2014, the Australian dollar and New Zealand dollar both weakened against U.S. dollar by 14.5% and 12.6% respectively.

The tables below summarize the results of operations for each of our principal business segments for the current quarter and current six-month period ended June 30, 2015 and the prior-year quarter and prior-year six-month period months ended June 30, 2014, respectively (dollars in thousands):

Three Months Ended June 30, 2015	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$68,957	$5,537	$(1,691)	$72,803
Operating expense	52,913	2,295	(1,691)	53,517
Depreciation and amortization	2,637	825	--	3,462
General and administrative expense	839	199	--	1,038
Segment operating income	$12,568	$2,218	$--	$14,786

Three Months Ended June 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$65,854	$5,782	$(1,714)	$69,922
Operating expense	51,647	2,259	(1,714)	52,192
Depreciation and amortization	2,818	956	--	3,774
General and administrative expense	1,202	259	--	1,461
Segment operating income	$10,187	$2,308	$--	$12,495

Reconciliation to net income attributable to	Quarter Ended
Reading International, Inc. stockholders:	June 30, 2015	June 30, 2014
Total segment operating income	$14,786	$12,495
Non-segment:
Depreciation and amortization expense	64	91
General and administrative expense	4,236	3,905
Operating income	10,486	8,499
Interest expense, net	1,601	2,830
Other income	1	646
Gain on sale of assets	8,201	--
Income tax expense	1,564	1,842
Equity earnings of unconsolidated joint ventures and entities	483	301
Net income	$16,006	$4,774
Net (income) attributable to noncontrolling interests	(9)	(15)
Net income attributable to Reading International, Inc. common stockholders	$15,997	$4,759

Six Months Ended June 30, 2015	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$125,855	$10,940	$(3,409)	$133,386
Operating expense	99,772	4,435	(3,409)	100,798
Depreciation and amortization	5,464	1,670	--	7,134
General and administrative expense	1,713	327	--	2,040
Segment operating income	$18,906	$4,508	$--	$23,414

Six Months Ended June 30, 2014	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$119,278	$12,361	$(3,664)	$127,975
Operating expense	97,387	5,234	(3,664)	98,957
Depreciation and amortization	5,613	1,875	-	7,488
General and administrative expense	2,101	434	-	2,535
Segment operating income	$14,177	$4,818	$--	$18,995

Reconciliation to net income attributable	Six-Months Ended
to Reading International, Inc. stockholders:	June 30, 2015	June 30, 2014
Total segment operating income	$23,414	$18,995
Non-segment:
Depreciation and amortization expense	134	182
General and administrative expense	7,562	7,732
Operating income	15,718	11,081
Interest expense, net	(4,176)	(5,126)
Other income	(89)	1,388
Gain (loss) on sale of assets	11,023	--
Income tax expense	(4,088)	(3,435)
Equity earnings of unconsolidated joint ventures and entities	720	611
Net income	$19,108	$4,519
Net loss attributable to noncontrolling interests	7	23
Net income attributable to Reading International, Inc. common stockholders	$19,115	$4,542

Cinema Exhibition Segment

Included in the cinema exhibition segment above are revenue and expense from the operations of 54 cinema complexes with 443 screens during the current quarter and 52 cinema complexes with 434 screens during the prior-year quarter.  The following tables detail our cinema exhibition segment operating results for the quarter and six months ended June  30, 2015 and 2014, respectively (dollars in thousands):

Three Months Ended June 30, 2015	United States	Australia	New Zealand	Total
Admissions revenue	$22,462	$17,391	$4,869	$44,722
Concessions revenue	10,401	7,814	1,981	20,196
Advertising and other revenue	1,959	1,758	322	4,039
Total revenue	34,822	26,963	7,172	68,957

Film rent and advertising cost	12,517	8,261	2,326	23,104
Concession cost	1,631	1,500	445	3,576
Occupancy expense	6,803	3,886	1,043	11,732
Other operating expense	8,473	4,713	1,315	14,501
Total operating expense	29,424	18,360	5,129	52,913

Depreciation and amortization	1,220	1,087	330	2,637
General and administrative expense	663	172	4	839
Segment operating income	$3,515	$7,344	$1,709	$12,568

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2015	United States	Australia	New Zealand	Total
Admissions revenue	64.5%	64.5%	67.9%	64.9%
Concessions revenue	29.9%	29.0%	27.6%	29.3%
Advertising and other revenue	5.6%	6.5%	4.5%	5.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	55.7%	47.5%	47.8%	51.7%
Concession cost	15.7%	19.2%	22.5%	17.7%
Occupancy expense	19.5%	14.4%	14.5%	17.0%
Other operating expense	24.3%	17.5%	18.3%	21.0%
Total operating expense	84.5%	68.1%	71.5%	76.7%

Depreciation and amortization	3.5%	4.0%	4.6%	3.8%
General and administrative expense	1.9%	0.6%	0.1%	1.2%
Segment operating income	10.1%	27.2%	23.8%	18.2%

Three Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$21,775	$17,238	$4,576	$43,589
Concessions revenue	9,578	6,929	1,806	18,313
Advertising and other revenue	1,814	1,748	390	3,952
Total revenue	33,167	25,915	6,772	65,854

Film rent and advertising cost	11,549	8,243	2,241	22,033
Concession cost	1,686	1,303	444	3,433
Occupancy expense	5,985	4,316	1,129	11,430
Other operating expense	8,479	4,930	1,342	14,751
Total operating expense	27,699	18,792	5,156	51,647

Depreciation and amortization	1,293	1,242	283	2,818
General and administrative expense	889	284	29	1,202
Segment operating income	$3,286	$5,597	$1,304	$10,187

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	65.7%	66.5%	67.6%	66.2%
Concessions revenue	28.9%	26.7%	26.7%	27.8%
Advertising and other revenue	5.5%	6.7%	5.8%	6.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	53.0%	47.8%	49.0%	50.5%
Concession cost	17.6%	18.8%	24.6%	18.7%
Occupancy expense	18.0%	16.7%	16.7%	17.4%
Other operating expense	25.6%	19.0%	19.8%	22.4%
Total operating expense	83.5%	72.5%	76.1%	78.4%

Depreciation and amortization	3.9%	4.8%	4.2%	4.3%
General and administrative expense	2.7%	1.1%	0.4%	1.8%
Segment operating income	9.9%	21.6%	19.3%	15.5%

•

Cinema revenue increased by $3.1 million or 4.7% during the current quarter compared to the prior-year quarter due to a strong showing in the United States, Australia and New Zealand. In the United States, operating revenue increased by $1.7 million or 5.0% primarily due higher admission and concession revenue as a result of an increase in the average admission price and attendance. In Australia, cinema revenue increased by AU$6.9 million or 24.7% at a functional currency level due to higher attendance resulting in box office revenue increasing 21.1% and concession revenue increasing 35.3% over the same quarter last year. This increase in Australia cinema revenue reduced to $1.0 million or 4.0% after foreign currency exchange rate movements. New Zealand cinema revenue grew by NZ$1.9 million or 23.8%  during the current quarter compared to prior-year quarter, mainly due to  higher box office and concession revenue as well as our Dunedin cinema, which opened in the last week of June 2014.  The increase in New Zealand cinema revenue reduced to $400,000 or 5.9% due to foreign currency exchange rate movements.

•

Operating expense increased by $1.3 million or 2.5% during the current quarter compared to the prior-year quarter. This increase was driven by higher film rent costs which exhibits a positive correlation with increased box office revenue. Operating expense as a percentage of gross revenue decreased from 78.4% to 76.7% mainly due to expense management and to the percentage of fixed costs compared to the increases in our revenue streams.

•

General and administrative expense decreased by $363,000 or 30.2% during the current quarter compared to the prior-year quarter, primarily driven by cost management improvements in the U.S. cinema segment as well as currency fluctuations in favor of the US dollar in New Zealand and Australia.

•	As a result of the above, cinema operating income increased by $2.4 million or 23.4% during the current quarter compared to the prior-year quarter.

The following tables detail our cinema exhibition segment operating results for six months ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015	United States	Australia	New Zealand	Total
Admissions revenue	$42,233	$31,490	$8,503	$82,226
Concessions revenue	18,700	13,945	3,466	36,111
Advertising and other revenue	3,723	3,217	578	7,518
Total revenues	64,656	48,652	12,547	125,855

Film rent and advertising cost	22,541	14,647	3,935	41,123
Concession cost	3,077	2,758	798	6,633
Occupancy expense	13,425	7,608	2,117	23,150
Other operating expense	16,979	9,359	2,528	28,866
Total operating expense	56,022	34,372	9,378	99,772

Depreciation and amortization	2,499	2,289	676	5,464
General and administrative expense	1,341	355	17	1,713
Segment operating income	$4,794	$11,636	$2,476	$18,906

Operating Data as a Percentage of Revenue for the Six Months Ended June 30, 2015	United States	Australia	New Zealand	Total
Admissions revenue	65.3%	64.7%	67.8%	65.3%
Concessions revenue	28.9%	28.7%	27.6%	28.7%
Advertising and other revenue	5.8%	6.6%	4.6%	6.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	53.4%	46.5%	46.3%	50.0%
Concession cost	16.5%	19.8%	23.0%	18.4%
Occupancy expense	20.8%	15.6%	16.9%	18.4%
Other operating expense	26.3%	19.2%	20.1%	22.9%
Total operating expense	86.6%	70.6%	74.7%	79.3%

Depreciation and amortization	3.9%	4.7%	5.4%	4.3%
General and administrative expense	2.1%	0.7%	0.1%	1.4%
Segment operating income	7.4%	23.9%	19.7%	15.0%

Six Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	$41,074	$30,471	$7,694	$79,239
Concessions revenue	17,665	12,157	3,066	32,888
Advertising and other revenue	3,332	3,224	595	7,151
Total revenues	62,071	45,852	11,355	119,278

Film rent and advertising cost	21,497	14,111	3,541	39,149
Concession cost	3,072	2,390	779	6,241
Occupancy expense	12,266	8,651	2,112	23,029
Other operating expense	16,488	9,937	2,543	28,968
Total operating expense	53,323	35,089	8,975	97,387

Depreciation and amortization	2,688	2,368	557	5,613
General and administrative expense	1,547	525	29	2,101
Segment operating income	$4,513	$7,870	$1,794	$14,177

Operating Data as a Percentage of Revenue for the Six Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Admissions revenue	66.2%	66.5%	67.8%	66.4%
Concessions revenue	28.5%	26.5%	27.0%	27.6%
Advertising and other revenue	5.4%	7.0%	5.2%	6.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Film rent and advertising cost	52.3%	46.3%	46.0%	49.4%
Concession cost	17.4%	19.7%	25.4%	19.0%
Occupancy expense	19.8%	18.9%	18.6%	19.3%
Other operating expense	26.6%	21.7%	22.4%	24.3%
Total operating expense	85.9%	76.5%	79.0%	81.6%

Depreciation and amortization	4.3%	5.2%	4.9%	4.7%
General and administrative expense	2.5%	1.1%	0.3%	1.8%
Segment operating income	7.3%	17.2%	15.8%	11.9%

•

Cinema revenue increased by $6.6 million or 5.5% for the current six-month period compared to the prior-year six-month period due to a strong showing in Australia and New Zealand. The United States revenue increased by $2.6 million or 4.2%, primarily driven by a higher average admission price.  In Australia, cinema revenue increased by $2.8 million or 6.1%. Excluding the impact of foreign currency exchange rate movements, cinema revenue increased by AU$12.0 million or 24.0%, primarily attributable to higher attendance for the current six-month period compared to the prior-year six-month period. As a result, box office revenue was up 20.7% and concession revenue grew 34.0% over the same prior-year six-month period. In New Zealand, cinema revenue increased by $1.2 million or 10.5%.  Excluding the impact from foreign currency exchange rate movements, cinema revenue increased by NZ$3.5 million or 26.3% for the current six-month period compared to the prior-year six-month period,  primarily due to higher box office and concession revenue as well as our Dunedin cinema, which opened in the last week of June 2014.

•

Operating expense increased by $2.4 million or 2.4% for the current six-month period compared to the prior-year six-month period as result of revenue growth. Our operating expense as a percentage of revenue decreased to 79.3% for the current six-month from 81.6% for the prior-year six-month period, primarily attributable to expense management and to the percentage of fixed costs compared to the increases in our revenue streams.

•

General and administrative expense decreased by $388,000 or 18.5% for the current six-month period compared to the prior-year six-month period, mainly driven by cost management improvements in the U.S. cinema segment and favorable currency movements for the expense denominated in Australian and New Zealand dollars.

Real Estate Segment

The following tables detail our real estate segment operating results for the quarter and six-month period ended June 30, 2015 and 2014, respectively (dollars in thousands):

Three Months Ended June 30, 2015	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,019	$--	$--	$1,019
Property rental income	437	2,821	1,260	4,518
Total revenues	1,456	2,821	1,260	5,537

Live theater cost	501	--	--	501
Property cost	72	457	400	929
Occupancy expense	254	444	167	865
Total operating expense	827	901	567	2,295

Depreciation and amortization	80	502	243	825
General and administrative expense	(11)	191	19	199
Segment operating income	$560	$1,227	$431	$2,218

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2015	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	70.0%	0.0%	0.0%	18.4%
Property rental revenue	30.0%	100.0%	100.0%	81.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	49.2%	0.0%	0.0%	49.2%
Property cost	16.5%	16.2%	31.7%	20.6%
Occupancy expense	17.4%	15.7%	13.3%	15.6%
Total operating expense	56.8%	31.9%	45.0%	41.4%

Depreciation and amortization	5.5%	17.8%	19.3%	14.9%
General and administrative expense	-0.8%	6.8%	1.5%	3.6%
Segment operating income	38.5%	43.5%	34.2%	40.1%

Three Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$708	$--	$--	$708
Property rental income	427	3,295	1,352	5,074
Total revenues	1,135	3,295	1,352	5,782

Live theater cost	363	--	--	363
Property cost	(218)	556	415	753
Occupancy expense	254	675	214	1,143
Total operating expense	399	1,231	629	2,259

Depreciation and amortization	86	639	231	956
General and administrative expense	15	229	15	259
Segment operating income	$635	$1,196	$477	$2,308

Operating Data as a Percentage of Revenue for the Three Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	62.4%	0.0%	0.0%	12.2%
Property rental revenue	37.6%	100.0%	100.0%	87.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	51.3%	0.0%	0.0%	51.3%
Property cost	-51.1%	16.9%	30.7%	14.8%
Occupancy expense	22.4%	20.5%	15.8%	19.8%
Total operating expense	35.2%	37.4%	46.5%	39.1%

Depreciation and amortization	7.6%	19.4%	17.1%	16.5%
General and administrative expense	1.3%	6.9%	1.1%	4.5%
Segment operating income	55.9%	36.3%	35.3%	39.9%

•

Real estate revenue decreased by $245,000 or 4.2% for the current quarter compared to the prior-year quarter mainly driven by lower property rental income from Australia, partially offset by $311,000 higher revenue from live theaters.  The decrease in Australia property rental income was mainly attributable to the foreign currency exchange rate movements.  Excluding such impact, property rental income in Australia decreased slightly by AU$101,000 or 4.2%.

•

Operating expense increased slightly for the current quarter compared to the prior-year quarter,  mainly due to $430,000 higher operating expense from U.S., partially offset by $330,000 lower operating expense from Australia due to the sale of our Burwood site. The purchaser of the property started bearing  the costs associated with the Burwood site beginning in the third quarter of 2014.

The following tables detail our real estate segment operating results for the six month ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,705	$--	$--	$1,705
Property rental income	889	5,732	2,614	9,235
Total revenues	2,594	5,732	2,614	10,940

Live theater cost	902	--	--	902
Property cost	90	889	783	1,762
Occupancy expense	493	934	344	1,771
Total operating expense	1,485	1,823	1,127	4,435

Depreciation and amortization	161	1,011	498	1,670
General and administrative expense	(60)	356	31	327
Segment operating income	$1,008	$2,542	$958	$4,508

Operating Data as a Percentage of Revenue for the Six Months Ended June 30, 2015	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	65.7%	0.0%	0.0%	15.6%
Property rental revenue	34.3%	100.0%	100.0%	84.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	52.9%	0.0%	0.0%	52.9%
Property cost	10.1%	15.5%	30.0%	19.1%
Occupancy expense	19.0%	16.3%	13.2%	16.2%
Total operating expense	57.2%	31.8%	43.1%	40.5%

Depreciation and amortization	6.2%	17.6%	19.1%	15.3%
General and administrative expense	-2.3%	6.2%	1.2%	3.0%
Segment operating income	38.9%	44.3%	36.6%	41.2%

Six Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,871	$--	$--	$1,871
Property rental income	851	6,865	2,774	10,490
Total revenues	2,722	6,865	2,774	12,361

Live theater cost	898	--	--	898
Property cost	(79)	1,237	809	1,967
Occupancy expense	495	1,418	456	2,369
Total operating expense	1,314	2,655	1,265	5,234

Depreciation and amortization	164	1,252	459	1,875
General and administrative expense	21	385	28	434
Segment operating income	$1,223	$2,573	$1,022	$4,818

Operating Data as a Percentage of Revenue for the Six Months Ended June 30, 2014	United States	Australia	New Zealand	Total
Live theater rental and ancillary revenue	68.7%	0.0%	0.0%	15.1%
Property rental revenue	31.3%	100.0%	100.0%	84.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Live theater cost	48.0%	0.0%	0.0%	48.0%
Property cost	-9.3%	18.0%	29.2%	18.8%
Occupancy expense	18.2%	20.7%	16.4%	19.2%
Total operating expense	48.3%	38.7%	45.6%	42.3%

Depreciation and amortization	6.0%	18.2%	16.5%	15.2%
General and administrative expense	0.8%	5.6%	1.0%	3.5%
Segment operating income	44.9%	37.5%	36.8%	39.0%

•

Real estate revenue decreased by $1.4 million or 11.5%  for the current six-month period compared to the prior-year six-month period. The decrease was mainly due to $1.1 million lower property rental income in Australia as result of the impact of foreign currency exchange rate movements. In Australian dollars, real estate revenue remained consistent with the same period last year.

•

Operating expense decreased by $800,000 or 15.3% for the current six-month period, compared to the same period of 2014,   mainly attributable to the sale of our Burwood property and the appreciation of the US dollar against the New Zealand and Australian dollars.

Corporate

Quarterly Results

During the current quarter, general and administrative expense increased by $331,000 compared to the prior-year quarter. While most costs are consistent in the aggregate with the prior-year quarter, the Company has accrued for the $500,000 deductible under the Company’s directors and officers liability insurance anticipated to be incurred for the costs of defending legal actions brought by our former CEO James Cotter Jr. against the directors and officers of the Company. Refer to Item 1- Legal Proceedings in Part II – Other Information for more details.

Net interest expense represents interest expense less interest income. Net interest expense decreased by $1.2 million for the current quarter compared to the prior-year quarter primarily due to $1.0 million lower interest expense from favorable changes in derivatives marked-to-market adjustments and favorable interest rates on debt.

Net gain on sale of assets increased by $8.2 million for the current quarter compared to the prior-year quarter, mainly due to profits recognized for the sale of our property at the Moonee Ponds site.  Under the requirements of U.S. GAAP, we recognized $8.0 million (AU$10.3 million) of profit upon the receipt of outstanding receivable on April 16, 2015 when the transaction closed.

Income taxes decreased by $278,000 compared to the prior-year quarter, mainly due to a tax benefit arising from a change in our capital investment plan to provide for indefinite reinvestment of Australia earnings, partially offset by increased tax expense from improved results in the current quarter.

Six Months Results

General and administrative expense decreased by $170,000 for the current six-month period compared to the prior-year six-month period, mainly due to the foreign exchange savings on costs incurred by our New Zealand and Australian offices. The overall change was reduced by the legal fee accrual relating to defending legal actions brought by our former CEO James Cotter Jr. against the directors of the Company.

Net interest expense decreased by $1.0 million during the first half of 2015 compared to the same period of 2014.  The decrease was due to a combination of lower interest rates, lower foreign exchange rates, and a favorable revaluation on our interest rate swaps.

Net gain on sale of assets increased by $11.0 million for the first half of 2015 compared to the same period of 2014, primarily due to the sale of our property at Moonee Ponds site explained previously.

Net Income Attributable to Reading International, Inc. Common Stockholders

We recorded a net income attributable to Reading International, Inc. common stockholders of $16.0 million for the current quarter ended on June 30, 2015 compared to $4.8 million for the prior-year quarter ended on June 30, 2014. As described above, the increase in net income from 2014 to 2015 was primarily due to a $2.3 million increase in segment operating income during the current quarter compared to prior-year quarter, together with the $8.0 million income from the Moonee Ponds sale and a decrease of $1.2 million in net interest expense.

Net income attributable to Reading International, Inc. common stockholders increased by $14.6 million to $19.1 million for the current six-month period from $4.5 million for the prior-year six-month period, mainly due to $4.4 million higher segment operating income and $11.0 million higher net gain on sale of assets.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of June 30, 2015  (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Notes payable	$770	$16,541	$9,541	$28,019	$68,270	$--	$123,141
Subordinated debt	--	--	--	--	--	27,913	27,913
Tax settlement liability	1,234	--	--	--	--	--	1,234
Pension liability	855	684	684	684	684	4,094	7,685
Lease obligations	15,957	28,918	26,485	20,272	17,949	73,343	182,924
Estimated interest on debt	3,038	5,716	5,220	4,106	2,765	8,784	29,629
Total	$21,854	$51,859	$41,930	$53,081	$89,668	$114,134	$372,526

Estimated interest on debt is calculated based on the anticipated loan balances for future periods and current applicable interest rates.

We adopted FASB ASC 740-10-25 on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.7 million as of June 30, 2015 primarily as a result of the settlement on January 6, 2011 of our Tax Audit/Litigation matter.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $678,000 (NZ$1.0 million)  and $592,000 (NZ$760,000)  as of June 30, 2015 and December 31, 2014, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $226,000 and $197,000 as of June 30, 2015 and December 31, 2014, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Off-Balance Sheet Arrangements

On March 6, 2015, we entered into an unconditional contract to acquire an adjoining property to our Newmarket, Australia site for $5.8 million (AU$7.5 million) with $5.2 million (AU$6.8 million) due on November 30, 2015. Under U.S. GAAP, we recorded the deposit of $600,000 (AU$750,000) along with the relevant taxes paid as assets on our Consolidated Balance Sheet.  The remaining balance due is not recorded as liability on our Consolidated Balance Sheet as of June 30, 2015.

Currency Risk

We are subject to currency risk because we conduct a significant portion of our business in Australia and New Zealand.  Set forth below is a chart reflecting the currency trends for the Australian and New Zealand Dollar vis-à-vis the U.S. Dollar over the past 20 years.

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

Expiring Debt and Liquidity Requirements

Tax Settlement Liability

As indicated in our 2014 Annual Report, in accordance with the agreement between the U.S. Internal Revenue Service and our subsidiary, Craig Corporation, it is obligated to pay $290,000 per month, $3.5 million per year, in settlement for its tax liability for its tax year 1996. At June 30, 2015, Craig Corporation’s remaining tax liability under this agreement was approximately $1.2 million.

Together with cash flows from operating activities, our $69.6 million of cash and cash equivalents is sufficient to meet our anticipated short-term working capital requirements for the next twelve months.

Operating Activities

Cash provided by operating activities increased by $8.1 million to $17.3 million for the current six-month period from $9.2 million for the prior-year six-month period,  primarily driven by $3.6 million increase in operational cash flows together with an increase of $4.5 million in changes in operating assets and liabilities.

Investing Activities

Cash provided by investing activities increased by $11.9 million to $14.7 million for the current six-month period from $2.8 million for the prior-year six-month period.

The $14.7 million of cash provided by investing activities for the current six-month period was primarily generated by $21.9 million of proceeds from the sale of our properties and $1.2 million change in restricted cash, partially offset by $8.4 million used for property enhancements to our existing properties

The $2.8 million of cash provided by investing activities for the prior-year six-month period was primarily related to $6.4 million in deposits from a sale of property and $212,000 distributions from unconsolidated JV’s and entities, partially offset by $3.9 million in property enhancements to our existing properties.

Financing Activities

Cash used in financing activities for the current six-month period was $9.3 million compared to $7.4 million for the prior-year six-month period, resulting in an increase of $1.9 million.

The $9.3  million of cash used in financing activities during the current six-month period was primarily related to  $6.2 million of loan repayments and $3.8 million used to repurchase Class A non-voting stock, partially offset by $1.0 million of proceeds from the exercise of stock options.

The $7.4 million of cash used in financing activities during the prior-year six-month period was primarily attributable to $6.1 million of loan repayments and $1.8 million to repurchase  Class A non-voting stock, partially offset by $495,000 of proceeds from the exercise of stock options.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and the most demanding in their calls on judgment.  We believe our most critical accounting policies relate to:

•	impairment of long-lived assets, including goodwill and intangible assets,
•	tax valuation allowance and obligations, and
•	legal and environmental obligations.

We discuss these critical accounting policies in our 2014 Annual Report and advise you to refer to that discussion.

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the U.S. resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard becomes effective for the Company on January 1, 2018. Early adoption is permitted but cannot be earlier than January 1, 2017. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.  While we believe the proposed guidance will not have material impact on our business since our revenue predominantly comes from movie ticket sales and concession purchases, we plan to go through the analysis to ensure that we are in compliance prior to the effective date.

Financial Risk Management

Our internally developed risk management procedure seeks to minimize the potentially negative effects of changes in currency exchange rates and interest rates on results of operations.  Our primary exposure to fluctuations in the financial markets is currently due to changes in interest rates and currency exchange rates between U.S and Australia and New Zealand.

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

Our derivative instruments are measured at fair value as of the reporting date with changes in fair value recorded through interest expense.  We recorded an increase of $525,000 and a decrease of $124,000 in interest expense for the current and prior-year six-month periods, respectively. As of June 30, 2015, we recorded our interest rate derivatives at $1.7 million, which represents $1.4 million in other current liabilities, $329,000 in other long-term liabilities, and $10,500 in other long-term assets. As of December 31, 2014, we recorded our interest rate derivatives at $2.2 million as other long-term liabilities. As of June 30, 2015, we have not designated any of our derivatives as accounting hedges in accordance with FASB ASC 815-10-35.

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

Litigation

We are currently, and are from time-to-time, involved with claims and lawsuits arising in the ordinary course of our business.  Some examples of the types of claims are:

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

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  Please refer to Item 1 – Legal Proceedings in Part II – Other Information in this report and our 2014 Annual Report for more information. There have been no material changes to our litigation exposure since our 2014 Annual Report, except for the matter explained in Item 1 – Legal Proceedings.

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

o

the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast and DVD rentals and sales, and online streaming;”  and

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

At June 30, 2015, approximately 50% and 19% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $61.1 million in cash and cash equivalents.  At December 31, 2014, approximately 44% and 20% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $40.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an decrease of $4.2 million for the six months ended June 30, 2015.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 67% and 48% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $12.9 million and $3.5 million, respectively, and the change in our quarterly net income would be $1,246,000 and $75,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2015 and December 31, 2014, we recorded a cumulative unrealized foreign currency translation gain of approximately $17.0 million and $31.1 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but we currently have swapped into fixed rate obligations (see Financial Risk Management above).  Taking into consideration our interest rate derivatives, a 1% change in short-term interest rates would have resulted in approximately $155,000 change in our current quarter interest expense.

Item 4 – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

On June 12, 2015, James J. Cotter, Jr. filed a lawsuit styled as a derivative action and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” (the “Derivative Action”) against the Company and each of our other directors in the District Court of the State of Nevada for Clark County.  The lawsuit alleges, among other allegations, that the other directors breached their fiduciary duties in taking the actions to terminate Mr. Cotter, Jr. as President and Chief Executive Officer of the Company.  The Company is a nominal defendant in that action, and its directors and officers liability insurer is providing insurance coverage, subject to a $500,000 deductible and its standard reservation of rights.

The Company believes that Mr. James J. Cotter, Jr.’s claim is in essence an employment matter.  Pursuant to the terms of his employment agreement with the Company, disputes relating to his employment are to be arbitrated.  Accordingly, a demand for arbitration has been filed by the Company with the American Arbitration Association and has been sent to him.  In the arbitration, the Company seeks declaratory relief determining that Mr. Cotter’s employment and employment agreement with the Company have been validly terminated, that the Board of Directors validly removed him from his positions as Chief Executive Officer and President of the Company and positions with the Company’s subsidiaries, that Mr. Cotter is required to submit his resignation from all positions with the Company and its affiliates and subsidiaries, including as a member of the Board of Directors.  Mr. Cotter has refused to resign from any position, including as a director.  The company believes that Mr. Cotter is not owed any further compensation or benefits under the employment agreement due to such breach.  The Company will also seek an order requiring Mr. Cotter to resign, and/or damages resulting from his failure to resign, as well as its costs and fees.  Effective July 31, 2015, all of his severance compensation and benefits (other than his health insurance) have been terminated.  Mr. Cotter is challenging the validity of his termination of employment and his removal as Chief Executive Officer and President of the Company.  Mr. Cotter remains a director until he is otherwise removed or the next annual shareholder meeting and his successor is duly elected and qualified.

On August 6, 2015, we received notice that an alleged derivative lawsuit had been filed in the Eighth Judicial District of the District of Nevada captioned T2 Partners Management, LP, a Delaware limited partnership, doing business as Kase Capital Management; T2 Accredited Fund, LP, a Delaware limited partnership, doing business as Kase Fund; T2 Qualified Fund, LP, a Delaware limited partnership, doing business as Kase Qualified Fnd; Tilson Offshore Fund, Ltd, a Cayman Islands exempted company; T2 Partners Management I, LLC, aDelaware limited liability company, doing business as Kase Management: T2 Partners Management Group, LLC, a Delaware limited liability company, doing business as Kase Group; JMG Capital Management, LLC, a Delaware limited liability company, Pacific Capital Management, LLC, a Delaware limited liability company, derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, Ellen Cotter, Guy Adams, Edward Kane, Douglas McEachern, Timothy Storey, William Gould and Does 1 through 100, inclusive, as defendants, and, Reading International, Inc., a Nevada corporation, as Nominal Defendant.  The plaintiffs are under common control and the complaint alleges various violations of fiduciary duty by the defendant directors including waste of our Company' assets.  More specifically the complaint seeks certain monetary damages as well as equitable and expedited injunctive relief.   We believe that the allegations are wholly without merit and we intend to vigorously defend against them.

For a description of other legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

On June 12, 2015, the Company announced the termination of James J. Cotter, Jr. as our President and Chief Executive Officer, effective immediately.  Effective June 12, 2015, our Board of Directors has appointed Ellen M. Cotter as interim President and Chief Executive Officer, succeeding James J. Cotter. Jr. The Company has engaged the assistance of a leading executive search firm to identify a permanent President and Chief Executive Officer, which will consider both internal and external candidates.

Item 6 – Exhibits

10.1	Consent from Sutton Hill Capital, LLC for property redevelopment
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:August 10, 2015

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:August 10, 2015

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer