Form 10-Q
period 2015-09-30
READING INTERNATIONAL INC
filed 2015-11-06
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 6, 2015, there were 21,642,365 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - Financial Information

Item 1 - Financial Statements

Reading International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$62,081	$50,248
Receivables	8,017	11,348
Inventory	818	1,010
Investment in marketable securities	43	54
Restricted cash	175	1,433
Deferred tax asset, net	2,760	6,300
Prepaid and other current assets	3,273	3,426
Land held for sale	393	10,112
Total current assets	77,560	83,931
Operating property, net	170,259	186,889
Land held for sale	36,580	42,588
Investment and development property, net	21,793	26,124
Investment in unconsolidated joint ventures and entities	5,241	6,169
Investment in Reading International Trust I	838	838
Goodwill	19,047	21,281
Intangible assets, net	10,347	11,486
Deferred tax asset, net	17,487	15,967
Other assets	5,271	6,313
Total assets	$364,423	$401,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$19,653	$18,107
Film rent payable	5,381	9,328
Notes payable – current	16,404	38,104
Taxes payable - current	5,528	6,003
Deferred current revenue	12,290	14,239
Other current liabilities	8,501	6,969
Total current liabilities	67,757	92,750
Notes payable – long-term	101,401	98,019
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	7,066	10,029
Other liabilities	39,108	40,577
Total liabilities	243,245	269,288
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,794,718 issued and 21,617,910 outstanding at September 30, 2015 and 32,254,199
issued and 21,741,586 outstanding at December 31, 2014	229	228
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2015 and 1,495,490 issued and	17	15
outstanding at December 31, 2014
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2015 and December 31, 2014	--	--
Additional paid-in capital	142,476	140,237
Accumulated deficit	(12,755)	(32,251)
Treasury shares	(13,524)	(8,582)
Accumulated other comprehensive income	364	28,039
Total Reading International, Inc. stockholders’ equity	116,807	127,686
Noncontrolling interests	4,371	4,612
Total stockholders’ equity	121,178	132,298
Total liabilities and stockholders’ equity	$364,423	$401,586

See accompanying Notes to Consolidated Financial Statements.

Reading International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited; U.S. dollars in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015 (1)	2014

Operating revenue
Cinema	$54,368	$60,947	$180,223	$180,225
Real estate	3,420	4,084	10,951	12,781
Total operating revenue	57,788	65,031	191,174	193,006
Operating expense
Cinema	(44,463)	(48,292)	(140,825)	(142,016)
Real estate	(2,570)	(2,289)	(7,004)	(7,523)
Depreciation and amortization	(3,501)	(3,821)	(10,769)	(11,490)
General and administrative	(4,134)	(4,456)	(13,736)	(14,723)
Total operating expense	(54,668)	(58,858)	(172,334)	(175,752)
Operating income	3,120	6,173	18,840	17,254
Interest income	485	203	1,007	429
Interest expense	(2,379)	(1,614)	(7,077)	(6,966)
Net gain on sale of assets	--	25	11,023	25
Other (expense) income	(577)	242	(667)	1,630
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	649	5,029	23,126	12,372
Equity earnings of unconsolidated joint ventures and entities	195	222	915	833
Income before income taxes	844	5,251	24,041	13,205
Income tax expense	(517)	(1,312)	(4,605)	(4,747)
Net income	$327	$3,939	$19,436	$8,458
Net loss attributable to noncontrolling interests	54	--	60	23
Net income attributable to Reading International, Inc. common stockholders	$381	$3,939	$19,496	$8,481
Basic earnings per share attributable to Reading International, Inc. stockholders	$0.02	$0.17	$0.84	$0.36
Diluted earnings per share attributable to Reading International, Inc. stockholders	$0.02	$0.17	$0.83	$0.36
Weighted average number of shares outstanding–basic	23,287,449	23,380,728	23,283,405	23,457,050
Weighted average number of shares outstanding–diluted	23,482,262	23,678,223	23,478,218	23,754,545

See accompanying Notes to Consolidated Financial Statements.

(1) Certain prior period amounts have been reclassified to conform to the current period presentation.

Reading International, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net income	$327	$3,939	$19,436	$8,458
Foreign currency translation loss	(13,741)	(14,687)	(27,769)	(4,627)
Unrealized loss on available for sale investments	(4)	(1)	(3)	(2)
Amortization of actuarial loss	51	215	155	686
Comprehensive loss	(13,367)	(10,534)	(8,181)	4,515
Net loss attributable to noncontrolling interests	54	--	60	23
Comprehensive income attributable to noncontrolling interests	(37)	(42)	(59)	(14)
Comprehensive (loss) income attributable to Reading International, Inc.	$(13,350)	$(10,576)	$(8,180)	$4,524

See accompanying Notes to Consolidated Financial Statements.

Reading International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Operating Activities
Net income	$19,436	$8,458
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures and entities	(915)	(833)
Distributions of earnings from unconsolidated joint ventures and entities	901	610
Gain on sale of property	(11,023)	(25)
Change in net deferred tax assets	1,405	2,642
Depreciation and amortization	10,769	11,490
Amortization of actuarial loss	155	686
Amortization of above and below market leases	344	215
Amortization of deferred financing costs	706	578
Amortization of straight-line rent	(370)	360
Stock based compensation expense	222	86
Net change in:
Receivables	2,492	522
Prepaid and other assets	(85)	(1,408)
Accounts payable and accrued expenses	2,905	(1,597)
Film rent payable	(3,608)	(96)
Taxes payable	(314)	(5,168)
Deferred revenue and other liabilities	(1,653)	(1,706)
Net cash provided by operating activities	21,367	14,814
Investing Activities
Purchases of and additions to property and equipment	(14,411)	(8,669)
Change in restricted cash	1,256	27
Distributions of investment in unconsolidated joint ventures and entities	--	212
Proceeds from sale of property	21,889	5,390
Net cash provided (used) by investing activities	8,734	(3,040)
Financing Activities
Repayment of long-term borrowings	(7,347)	(6,627)
Capitalized borrowing costs	(191)	--
Repurchase of Class A Nonvoting Common Stock	(3,109)	(2,342)
Proceeds from the exercise of stock options	183	975
Noncontrolling interest contributions	17	327
Noncontrolling interest distributions	(139)	(101)
Net cash used in financing activities	(10,586)	(7,768)
Impact of exchange rate on cash	(7,682)	(1,066)
Increase in cash and cash equivalents	11,833	2,940
Cash and cash equivalents at the beginning of the period	50,248	37,696
Cash and cash equivalents at the end of the period	$62,081	$40,636
Supplemental Disclosures
Interest paid	$6,582	$7,357
Income taxes paid	6,665	5,178

See accompanying Notes to Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Please note that certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.

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

Issued:

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, effective for the Company on January 1, 2016.  Under the ASU, an acquirer in a business combination transaction must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.  The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. These changes become effective for the Company on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company's financial statement disclosures.

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard becomes effective for the Company on January 1, 2018. Early adoption is permitted but cannot be earlier than January 1, 2017. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.  While we believe the proposed guidance will not have a  material impact on our business because our revenue predominantly comes from movie ticket sales and concession purchases, we plan to complete the analysis to ensure that we are in compliance prior to the effective date.

Note 2 – Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer.  In addition to the cinema exhibition and real estate activities, we have acquired, and continue to hold, raw land in urban and suburban centers in Australia, New Zealand, and the United States, as part of our real estate activities.

The tables below summarize the results of operations for each of our business segments for the quarter and nine months ended September 30, 2015 and 2014, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue:
Cinema exhibition	$54,368	$60,947	$180,223	$180,225
Real estate	4,968	6,035	15,908	18,396
Inter-segment elimination	(1,548)	(1,951)	(4,957)	(5,615)
	$57,788	$65,031	$191,174	$193,006
Segment operating income:
Cinema exhibition	$4,838	$7,136	$23,745	$21,313
Real estate	1,443	2,346	5,952	7,164
	$6,281	$9,482	$29,697	$28,477

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Segment operating income	$6,281	$9,482	$29,697	$28,477
Unallocated corporate expense
Depreciation and amortization expense	(86)	(92)	(220)	(273)
General and administrative expense	(3,075)	(3,217)	(10,637)	(10,950)
Interest expense, net	(1,894)	(1,411)	(6,070)	(6,537)
Equity earnings of unconsolidated joint ventures and entities	195	222	915	833
Gain on sale of assets	-	25	11,023	25
Other income (expense)	(577)	242	(667)	1,630
Income before income taxes	$844	$5,251	$24,041	$13,205

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (A$) and New Zealand dollar (NZ$), respectively to U.S. dollar based on the exchange rate as of September 30, 2015. The carrying value of the assets and liabilities of our foreign operations fluctuates as result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Because we intend to conduct business on a self-funding basis (except for funds used to pay on appropriate share of our domestic corporate overhead), we do not believe the currency fluctuations present a material risk to the Company.  As such, we  do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2015,  December 31, 2014 and September 30, 2014

	Foreign Currency / USD
	September 30, 2015	December 31, 2014	September 30, 2014
Australian Dollar	0.7020	0.8173	0.8737
New Zealand Dollar	0.6390	0.7796	0.7788

Note 4 – Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income attributable to the Company’s common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income attributable to the Company’s common stockholders by the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards.

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding.

	Quarter Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income attributable to RDI common stockholders	$381	$3,939	$19,496	$8,481
Denominator:
Weighted average number of common stock – basic	23,287,449	23,380,728	23,283,405	23,457,050
Weighted average dilutive impact of stock-based awards	194,813	297,495	194,813	297,495
Weighted average number of common stock – diluted	23,482,262	23,678,223	23,478,218	23,754,545
Basic EPS attributable to RDI common stockholders	$0.02	$0.17	$0.84	$0.36
Diluted EPS attributable to RDI common stockholders	$0.02	$0.17	$0.83	$0.36

Awards excluded from diluted EPS	100,000	218,750	100,000	248,750

Note 5 – Property and Equipment

Operating Property, net

As of September 30, 2015 and December 31, 2014, property associated with our operating activities is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Land	$57,365	$62,024
Building and improvements	104,050	120,913
Leasehold interests	45,675	46,813
Fixtures and equipment	98,249	107,286
Construction-in-progress (including capitalized interest)	12,188	4,681
Total cost	317,527	341,717
Less: accumulated depreciation	(147,268)	(154,828)
Operating property, net	$170,259	$186,889

Depreciation expense for operating property was $3.3 million and $10.1 million for the quarter and nine months ended September 30, 2015 and $3.7 million and $10.7 million for the quarter and nine months ended September 30, 2014.

Operating Property – Taupo, New Zealand

On April 1, 2015, we entered into two definitive purchase and sale agreements to sell our properties at Taupo, New Zealand for a combined sales price of $2.3 million (NZ$3.4 million).  The first agreement relates to a property with a sales price of $1.49 million (NZ$2.2 million) and a book value of $1.3 million (NZ$1.8 million), which closed on April 30, 2015 when we received the sales price in full. The other agreement relates to a property with a sales price of $767,000 (NZ$1.2 million) and a book value of $393,000 (NZ$615,000) with a closing date of March 31, 2016. This property is classified as held for sale as of September 30, 2015.  While both transactions were treated as current sales for tax purposes, only the first transaction qualifies as a sale under U.S. GAAP.

Operating Property – Moonee Ponds, Australia

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sales price of $17.5 million (A$ 23.0 million) payable in full upon closing of the transaction on April 16, 2015.  In accordance with the requirements under U.S. GAAP, we recognized a profit of $8.0 million (A$ 10.3 million) in the second quarter of 2015 upon the receipt of sale proceeds on April 16, 2015.

Operating Property – Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $47.0 million (A$65.0 million).

We received $5.9 million (A$6.5 million) on May 23, 2014.  The remaining purchase price of $41.1 million (A$58.5 million) is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sales price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.

Our book value in the property is $36.6 million (A$52.1 million) and while the transaction was treated as a current sale for tax purposes in 2014, it does not qualify as a sale under U.S. GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset is classified as long-term land held for sale on the Consolidated Balance Sheet as of September 30, 2015.

Investment and Development Property

As of September 30, 2015 and December 31, 2014, our investment and development property is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Land	$20,329	$23,833
Construction-in-progress (including capitalized interest)	1,464	2,291
Investment and development property	$21,793	$26,124

Note 6 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, except for Rialto Distribution, which is accounted for as a cost method investment. The table below summarizes our investments in unconsolidated joint ventures and entities as of September 30, 2015 and December 31, 2014:

		September 30,	December 31,
(Dollars in thousands)	Interest	2015	2014
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,183	1,564
Mt. Gravatt	33.3%	4,058	4,605
Total investments		$5,241	$6,169

For the quarter and nine months ended September 30, 2015 and 2014, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Rialto Distribution	$93	$--	$115	$13
Rialto Cinemas	(100)	69	35	424
Mt. Gravatt	202	153	765	396
Total equity earnings	$195	$222	$915	$833

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Cinema	Real Estate	Total
Goodwill as of December 31, 2014	$16,057	$5,224	$21,281
Foreign currency translation adjustment	(2,234)	--	(2,234)
Goodwill at September 30, 2015	$13,823	$5,224	$19,047

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled for the fourth quarter of 2015. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2015, we were not aware of any events that made us believe potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of September 30, 2015 and December 31, 2014, respectively.

	As of September 31, 2015
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross intangible assets	$26,738	$7,254	$692	$34,684
Less: Accumulated amortization	(19,687)	(4,207)	(443)	(24,337)
Net intangible assets	$7,051	$3,047	$249	$10,347

	As of December 31, 2014
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross intangible assets	$24,150	$7,254	$423	$31,827
Less: Accumulated amortization	(15,989)	(3,929)	(423)	(20,341)
Net intangible assets	$8,161	$3,325	$--	$11,486

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over its estimated useful life of 45 years, and other intangible assets are amortized over 10 years.  The table below summarizes the amortization expense of intangible assets for the quarter and nine months as of September 30, 2014 and September 30, 2015, respectively.

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Beneficial lease amortization	$191	$187	$574	$633
Other amortization	207	158	649	767
Total intangible assets amortization	$398	$345	$1,223	$1,400

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Prepaid and other current assets
Prepaid expenses	$1,311	$1,166
Prepaid taxes	688	855
Prepaid rent	905	1,033
Deposits	369	369
Other	--	3
Total prepaid and other current assets	$3,273	$3,426

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	69	97
Deferred financing costs, net	1,967	2,515
Straight-line rent	2,044	2,547
Other	57	20
Total non-current assets	$5,271	$6,313

Note 9 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated income before taxes.  The significant reason for these differences is as follows:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Expected tax provision	$315	$1,838	$8,436	$4,630
Increase (decrease) in tax expense resulting from:
Change in valuation allowance, other	810	(1,611)	38	(4,019)
Foreign tax provision	42	770	117	3,450
Foreign withholding tax provision	156	146	492	435
Reversal of tax expense on undistributed foreign earnings	--	--	(3,394)	--
Tax effect of foreign tax rates on current income	(741)	(227)	(1,035)	(611)
State and local tax provision	(81)	2	265	257
Tax litigation settlement	180	394	540	605
Tax litigation settlement adjustment	(164)	--	(854)	--
Actual tax provision	$517	$1,312	$4,605	$4,747

Pursuant to ASC 740-10, Income Taxes,  a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  During the second quarter of 2015, we adjusted our capital allocation strategy to require that earnings available in Australia be reinvested in Australia.  The adjustment was primarily supported by increased investment opportunities in Australia. Accordingly, as of June 30, 2015, our intent is that earnings of our Australian subsidiaries are indefinitely invested outside the United States.

We have accrued $11.5 million in total income tax liabilities as of September 30, 2015, of which $4.4 million has been classified as Taxes Payable –  Current and $7.1 million has been classified as Taxes Payable – Long-Term.  As part of current tax liabilities, we have accrued $2.7 million in connection with the settlement of the IRS claims against our subsidiary, Craig Corporation, relating to its 1996 tax year. This is an obligation of Craig Corporation, and not of Reading International, Inc.  We believe that the $11.5 million represents an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes.

Note 10 – Debt

The Company’s borrowings at September 30, 2015 and December 31, 2014, including the impact of interest rate swaps, are summarized below:

	As of September 30, 2015
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	4.30%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	29,750	2.69%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	--	3.19%	3.19%
Cinema 1, 2, 3 Term Loan (USA)	July 1, 2016	15,000	15,000	3.75%	3.75%
Cinema 1, 2, 3 Line of Credit (USA)	July 1, 2016	6,000	--	3.75%	3.69%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	3.00%	3.00%
Union Square Line of Credit (USA)	June 2, 2017	8,000	8,000	3.28%	3.28%
Denominated in FC (2)
NAB Corporate Term Loan (AU)	June 30, 2019	39,663	39,663	4.45%	7.85%
NAB Corporate Credit Facility (AU)	June 30, 2019	7,020	--	4.45%	4.45%
Westpac Corporate Credit Facility (NZ)	March 31, 2018	31,950	17,892	4.65%	4.65%
Total			$145,718

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities, Bank of America Credit Facility and NAB Corporate Term Loan that were outstanding as of September 30, 2015

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2015.

	As of December 31, 2014
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	4.23%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	29,750	2.67%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	--	3.17%	3.17%
Cinema 1, 2, 3 Term Loan (USA)	July 1, 2016	15,000	15,000	3.69%	3.69%
Cinema 1, 2, 3 Line of Credit (USA)	July 1, 2016	6,000	--	3.69%	3.69%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	2.94%	2.94%
Union Square Theatre Term Loan (USA)	May 1, 2015	7,500	6,468	5.92%	5.92%
Denominated in FC (2)
NAB Corporate Term Loan (AU)	June 30, 2019	47,403	47,403	5.04%	7.85%
NAB Corporate Credit Facility (AU)	June 30, 2019	8,173	8,173	5.04%	5.04%
Westpac Corporate Credit Facility (NZ)	March 31, 2015	21,829	21,829	5.80%	5.80%
Total			$164,036

(1) Effective interest rate includes the impact of interest rate derivatives hedging interest rate risk associated with Trust Preferred Securities, Bank of America Credit Facility and NAB Corporate Term Loan.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollar based on the applicable exchange rates as of December 31, 2014.

New Zealand Corporate Credit Facility

On May 21, 2015, we refinanced our existing New Zealand Corporate Credit Facility with a $32.0 million (NZ$50.0 million) facility with the same bank (Westpac Bank), bearing an interest rate of 1.75% above Bank Bill Bid Rate (“BBBR”) and maturing on March 31, 2018. The facility is broken into two tranches, one a $22.4 million (NZ$35.0 million) credit facility and the second tranche for a $9.6 million (NZ$15.0 million) facility to be used for construction funding.

US Union Square Non-Revolving Line of Credit

On June 2, 2015, we replaced our US Union Square Term Loan with an $8.0 million "non-revolving" line of credit with East West Bank, collateralized by our Union Square property.  The line of credit bears an interest rate of 2.95% above the 90-day LIBOR and matures on June 2, 2017, with an option to extend for one additional year.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014(1)
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	202	202
Accrued pension	1,368	855
Interest rate swap	962	-
Other	69	12
Other current liabilities	$8,501	$6,969
Other liabilities
Straight-line rent liability	10,737	9,246
Foreign withholding taxes	$7,217	$7,016
Accrued pension	6,362	6,740
Lease make-good provision	4,201	4,977
Deferred revenue - real estate	4,541	5,083
Environmental reserve	1,656	1,656
Interest rate swap	520	2,177
Acquired leases	959	1,265
Other	2,915	2,417
Other liabilities	$39,108	$40,577

 (1) Certain prior period amounts have been reclassified to conform to the current period presentation

On August 29, 2014 the Supplemental Executive Retirement Plan (“SERP”) that was effective since March 1, 2007, was ended and replaced with a new pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million  was reversed and replaced with a new pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.3 million discounted at a rate of 4.25% over a 15- year term, resulting in a monthly payment of $56,944 payable to the estate of Jim Cotter Sr..  The discounted value of $2.8 million (which is the difference between the estimated payout of $10.3 million and the present value of $7.5 million) will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income will also be amortized based on the 15-year term.

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $7.7 million at September 30, 2015.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the quarter and nine months ended September 30, 2015 and 2014.  Our pension plans are unfunded.  During the current quarter and nine  month period ended September 30, 2015,  interest cost totaled $45,007 and $135,020, respectively and amortized actuarial loss totaled $51,000 and $155,000, respectively.  During the prior-year quarter and nine-month ended September 30, 2014,  interest cost totaled $52,000 and $209,000, respectively and amortized actuarial loss totaled $215,000 and $686,000, respectively.

Note 12 – Commitments and Contingencies

Total debt of unconsolidated joint ventures and entities was $639,000 (NZ$1.0 million)  and $592,000 (NZ$ 760,000  ) as of September 30, 2015 and December 31, 2014, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $213,000 and $197,000 as of September 30, 2015 and December 31, 2014, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Note 13 – Non-controlling Interests

These  are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. -- 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC -- 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr.; and
•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC.

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Australian Country Cinemas, Pty Ltd	$344	$410
Shadow View Land and Farming, LLC	1,952	2,000
Sutton Hill Properties, LLC	2,075	2,202
Noncontrolling interests in consolidated subsidiaries	$4,371	$4,612

The components of income (loss) attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Australian Country Cinemas, Pty Ltd	$1	$56	$131	$128
Shadow View Land and Farming, LLC	(9)	(22)	(66)	(49)
Sutton Hill Properties, LLC	(46)	(34)	(125)	(102)
Net income (loss) attributable to noncontrolling interest	$(54)	$--	$(60)	$(23)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2015	$127,686	$4,612	$132,298
Net income (loss)	19,496	(60)	19,436
Increase in additional paid in capital	2,242	--	2,242
Treasury stock purchased	(4,942)	--	(4,942)
Contributions from noncontrolling stockholders - SHP	--	17	17
Distributions to noncontrolling stockholders	--	(139)	(139)
Accumulated other comprehensive loss	(27,675)	(59)	(27,734)
Equity at – September 30, 2015	$116,807	$4,371	$121,178

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2014	$117,140	$4,607	$121,747
Net income (loss)	8,481	(23)	8,458
Increase in additional paid in capital	1,062	--	1,062
Treasury stock purchased	(2,342)	--	(2,342)
Contributions from noncontrolling stockholders - SHP	--	327	327
Distributions to noncontrolling stockholders	--	(101)	(101)
Accumulated other comprehensive loss	(3,957)	(14)	(3,971)
Equity at – September 30, 2014	$120,385	$4,796	$125,180

Note 14 – Equity and Stock-Based Compensation

Stock-Based Compensation

During the first quarter of 2015 and 2014, we issued 160,643 and 125,209 shares, respectively, of Class A Nonvoting Common Stock to an executive employee associated with the vesting of his prior years’ stock grants. No such grants were made during the second and third quarters of 2015 and 2014.

Employee/Director Stock Option Plan

The Company may grant stock options and other share-based payment awards (“Awards”) of our Class A Nonvoting Common Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan. The aggregate total number of shares of the Class A Nonvoting Common Stock authorized for issuance under our 2010 Stock Incentive Plan is 1,250,000.   As of September 30, 2015, we had 663,800 shares remaining for future issuances.

Number of securities remaining available for future issuance under equity compensation plans

Stock options are generally granted at exercise prices equal to the grant-date market prices and expire no later than ten years from the grant date.  In recent periods, we have typically limitd the exercise period of granted options to five years.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options ranges from zero to four years.

We estimate the grant-date fair value of our options using the Black-Scholes option-valuation model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  We expense the estimated grant-date fair values of options over the vesting period on a straight-line basis. Based on our historical experience and the relative market price to strike price of the options, we have not hereto estimated any forfeitures of vested or unvested options.

For the nine months ended September 30, 2015 and 2014, respectively, the weighted average assumptions used in the option-valuation model were as follows:

	2015	2014
Stock option exercise price	$13.30	$7.40
Risk-free interest rate	2.23%	2.88%
Expected dividend yield	--	--
Expected option life in years	4	10
Expected volatility	31.86%	30.65%
Weighted average fair value	$3.82	$2.46

We recorded compensation expense of $75,428 and $208,831 for the quarter and nine months ended September 30, 2015, respectively, and $34,000 and $102,000 for the same periods ended September 30, 2014, respectively. At September 30, 2015, the total unrecognized estimated compensation cost related to non-vested stock options was $653,626, which we expect to recognize over a weighted average vesting period of 1.86 years. 336,100 options were exercised during the nine months ended September 30, 2015 having an intrinsic value of $1.7 million, for which we received $2.7 million of cash and other consideration. The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2015 was $2.3 million, of which 58.3% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of September 30, 2015 and December 31, 2014:

	Options Outstanding					Exercisable Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Number of Options			Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life
(Shares in thousands)	Class A	Class B	Class A	Class B	Class A & B	Class A	Class B		Class A	Class B	Class A & B
Balance - December 31, 2014	568	185	$6.88	$9.90	2.44	348	185		$6.82	$9.90	3.11
Granted	12	--	12.34	--		13	--		--	--
Exercised	(48)	--	6.87	--		(47)	--		--	--
Balance - March 31, 2015	532	185	$7.01	$9.90	3.05	314	185		$7.02	$9.90	2.64
Granted	100	--	13.42	--		31	--		--	--
Exercised	(90)	(85)	5.29	9.51		(89)	(85)		--	--
Forfeited	(4)	--	6.23	--		(3)	--		--	--
Balance - June 30, 2015	538	100	$8.49	$10.24	3.23	253	100		$7.56	$10.24	2.41
Granted	-	-	-	-		13	-		-	-
Exercised	(10)	(100)	8.35	10.24		(10)	(100)	(1)	-	-
Forfeited	(4)	-	6.23	-		(2)	-		-	-
Balance - September 30, 2015	524	--	$8.51	-	3.28	254	--		$7.46	$--	2.65

(1) The 100,000 Class B common stock options were exercised by a trust owned by the beneficial owners of the Company.

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

Under this approved buyback program, the Company has repurchased $7.2 million worth of common stock at an average price of $12.92 per share.  This leaves $2.8 million available for repurchase as of September 30, 2015.

Note 15 – Derivative Instruments

We enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Operations. As of September 30, 2015, we have not designated any of our derivatives as accounting hedges in accordance with ASC 815, Derivatives and Hedging. Please refer to our Form 10-K for 2014 for additional information.

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of September 30, 2015
(Dollars in thousands)	Notional	Current Assets	Other Assets	Other Current Liabilities	Other Long-Term Liabilities
Interest rate swap	$93,646	$-	$-	$962	$520
Interest rate cap	7,500	-	4	-	-
Total	$101,146	$-	$4	$962	$520

	As of December 31, 2014
(Dollars in thousands)	Notional	Current Assets		Other Assets		Other Current Liabilities		Other Long-Term Liabilities
Interest rate swap	$105,360	$		$		$		$2,153
Interest rate cap	7,500							24
Total	$112,860		$-		$-		$-	$2,177

The following table summarizes the unrealized gains or losses due to changes in fair value of the derivatives that are recorded in interest expense in the Consolidated Statement of Operations, for the quarter and nine months ended September 30, 2015 and September 30, 2014.

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net unrealized gains on interest rate derivatives	$239	$958	$698	$1,028

Note 16 – Fair Value Measurements

ASC 820,  Fair Value Measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities
•

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The following tables summarize our financial assets and financial liabilities carried and measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy.

	Fair Value Measurement at September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$43	$-	$-	$43
Derivatives	-	4	-	4
Liabilities
Derivatives	-	(1,482)	-	(1,482)
Total recorded at fair value	$43	$(1,478)	$-	$(1,435)

	Fair Value Measurement at December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$54	$-	$-	$54
Derivatives	-	-	-	-
Liabilities
Derivatives	-	(2,177)		(2,177)
Total recorded at fair value	$54	$(2,177)	$-	$(2,123)

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2015
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Notes payable	$117,805	$-	$-	$116,740	$116,740
Subordinated debt	27,913	-	-	13,166	13,166
	$145,718	$-	$-	$129,906	$129,906

		Fair Value Measurement at December 31, 2014
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Notes payable	$136,123	$-	$-	$116,115	$116,115
Subordinated debt	27,913	-	-	10,196	10,196
	$164,036	$-	$-	$126,311	$126,311

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at September 30, 2015 and December 31, 2014.

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of September 30, 2015 and December 31, 2014, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

Level 3 borrowings include our secured and unsecured notes payable, trust preferred securities and other debt instruments.  The borrowings are valued based on discounted cash flow models that incorporate appropriate market discount rates. We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions.  These credit spreads take into account factors such as our credit rate,  debt maturity,  types of borrowings, and the loan-to-value ratios of the debt.

The Company’s financial instruments also include cash, cash equivalents, receivables and account payable.  The carrying values of these financial instruments approximate the fair values. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the nine months ended September 30, 2015 and September 30, 2014.

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

Cinema Activities

We continue to (i) consider new opportunities to expand our international cinema circuit, (ii) evaluate our existing cinema portfolio to determine ways to maximize profitability through strategic renovations or programming adjustments, and (iii) determine the most efficient ways to dispose of cinemas carrying unacceptable risk profiles on a go-forward basis.   To increase attendance and improve our cash flow, our operational strategy has focused on improving the overall experience of the cinema guest through (i) improving our interaction on social and electronic media, (ii) expanding the quality and variety of our food & drink menu, (iii) delivering a premium sight and sound presentation with a filmmaker focus, (iv) offer the most comfortable cinematic presentation, (iv) broaden the scope of our programming to increase attendance and box office, (v) deliver hospitality focused guest service and (vi) engage our guests through design of our cinema spaces.  As we renovate and reposition our existing cinemas, we intended where practical to add beer and wine service and, at some locations, cocktail type beverages.  We have obtained liquor licenses for both of our Texas locations, for four of our California locations, and for the Ward Theater in Hawaii.   The latter is the first liquor license granted to a cinema on the island of Oahu.

US cinema activities

In October 2015, we completed the renovation and re-branding of our former Reading Cinemas at Carmel Mountain Plaza in San Diego, California,   which is now an Angelika Film Center & Café.  Our efforts included (i) a complete lobby renovation now reflecting the signature sleek design of the Angelika brand, (ii) the installation of luxury electric recliner seating and state-of-the-art digital sound and projection in each auditorium and (iii) the installation of kitchen and bar facilities allowing for a more expanded food and drink menu.  Like other Angelikas, this cinema will include (a) diverse quality film and event programming and (b) due to the obtaining of a full liquor license, a menu of craft beers, select wine and mixed drinks and a menu of hand prepared small bite meals.

The lease entered into on April 17, 2014 with an affiliate of Edens (“EDENS”) providing for the development of a new state-of-the art Angelika Film Center at Union Market in Washington DC has been terminated due to cost and feasibility issues.   However, EDENS and the Company remain committed to the development of a state-of-the art Angelika Film Center as a part of Union Market, and are currently in lease negotiations with respect to an alternative site within the Union Market area.

Reflecting our dedication to providing our guests a premium presentation, the Company entered into its first license agreement with IMAX.  The Company is in the process of converting one of its auditoriums at the cinema at the Valley Plaza Mall in Bakersfield, California to an IMAX presentation.

Currently, the Company offers beer, wine and/or cocktails at five of its US cinemas and has the license to begin selling beer, wine and mixed drinks at four other theaters in the US.

We completed an agreement with the property owners of the Reading Cinemas in the Gaslamp district of San Diego, California which allows us to surrender that lease on or after January 15, 2016 and pay an early termination fee to the landlord of $1.0 million.  This cinema was part of a group of cinemas acquired from Pacific Theaters in 2008 and, though we received a credit against the purchase price at the time of the acquisition, it has been unprofitable since the acquisition.

Australia cinema activities

In September 2015, we completed a renovation of our 14 screen Reading Cinemas at Harbour Town Shopping Center on the Gold Coast in Queensland, Australia, which is the largest theater by screen count on the Gold Coast and is a key asset within the Group having entertained more than ten million customers over the past fifteen years. The highlight of this renovation was the inclusion of our premium large format auditorium, TITAN XC (Extreme Cinema), which features a 66-feet wide ‘wall-to-wall’ screen and Dolby Atmos, a fully immersive sound system.  The renovation also included finish upgrades in the cinema’s affordable luxury ‘dine-in’ cinema combining a fully licensed lounge bar and full food menu.

During the third quarter of 2015, we have continued the Company wide initiative to work our assets harder with a view to driving higher customer volumes and a flow through to improved bottom line yields.  August and September are typically our softest trading months of the year although, during the quarter, we achieved a 4.9% uplift in our per screen customer numbers over prior year.

Innovative value pricing, improved food and beverage offerings and proactive social media engagement with our customers was a primary focus and to that end social media has been a powerful tool for connecting with and marketing to customers in real time.  Our consolidated Facebook data base ‘likes’  across 20 individual cinema business unit Facebook pages numbers 240,500 people who engage with us on a regular basis.

We have continued to focus upon our company wide customer service training program with a view to improving staff productivity, the quality of customer interactions and ultimately underpinning an improvement to our per capita transaction spend.   Refining and remixing our food and beverage offer has been an ongoing initiative with a view to minimizing our cost of sales and improving the inventory blend of our over the counter customer offer.

New Zealand cinema activities

In New Zealand, in the fourth quarter of 2015, we are scheduled to open a new state-of-the-art eight screen Reading Cinemas at the Lynn Mall in Auckland, which is operated by Kiwi Property.  This new theater will feature a TITAN XC auditorium screen and two luxury dine- in auditoriums.  Our two “Gold Lounge Cinemas” will feature electric recliner seating, a fully licensed lounge bar and full food menu, while charging our guests an affordable ticket price.

Real Estate Activities

In recent periods we have focused our real estate development activities on (i) the disposal of certain assets (Moonee Ponds and Burwood that, we believe have achieved their full potential land value and Lake Taupo and the Doheny Condominium, which we determined to be non-core assets), (ii) the improvement and expansion of our shopping center assets including (a) an anchor grocery store tenancy and additional general retail for our Courtenay Central development at Wellington, New Zealand, (b) a multiplex cinema and additional general retail for our Newmarket Shopping Center in Brisbane, Australia and (c) additional general retail and restaurant space for our Auburn Shopping Center in Sydney, Australia, (iii) the redevelopment of our Union Square and Cinemas 1, 2, 3 properties in Manhattan and (iv) the procurement of land use entitlements for our landholdings in Coachella, California (202 acres) and Manukau, New Zealand (64 acres).  In addition, we are under contract to acquire a parcel adjacent to our Newmarket Shopping Center currently improved with an office building.  It is anticipated that this contract will close on November 30, 2015 and that this parcel will ultimately be integrated into our Newmarket Shopping Center.

Our business plan is to continue with the further development of our operating properties, such as our Wellington, New Zealand site, Brisbane, Australia site and Sydney, Australia site, to redevelop our Union Square and Cinemas 1, 2, 3 properties in New York, to continue to pursue the various land use entitlements needed for the development of our landholdings in New Zealand and California, and to seek out additional, profitable real estate development opportunities with an existing or potential entertainment focus, while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.

In the United States, we are continuing to progress the development of our Union Square and Cinemas 1, 2, 3 (“Cinemas”) properties, each located in Manhattan.   The market for New York City property has continued to strengthen with comparable sales being reported in the range of $1,100 per buildable square foot.  With respect to our Union Square Property, (i) we have received authorization from the Landmarks Commission to redevelop the property, adding approximately 23,000 square footage of rentable space to the current 46,000 square foot building for a total of approximately 69,000 square feet of rentable space, (ii) entered into a Development Management Agreement with Edifice Real Estate Partners, LLC, to assist in the supervision and administration of the project, (iii) entered into a real estate brokerage agreement with Newmark Grubb Knight Frank to serve as our exclusive marketing agent, and (iv) retained Gensler to assist with space layout and interior design. We filed our application for a variance with the Board of Standards and Approvals and on October 8, 2015, the Manhattan Community Board 5 recommended approval of our variance application.  While no assurances can be given, it is our current intention to commence pre-construction in the first quarter of 2016.

With respect to our Cinemas property, we have received the consent of our minority member to the redevelopment of the property.   We are evaluating the potential to redevelop the property as a mixed use retail and residential and/or hotel property.  We are currently working with the owners of the adjacent property (on the corner of 3rd Avenue and 60th Street) on a feasibility study (being prepared by Edifice Real Estate Partners, LLC) for the joint development of our properties as a mixed-use property.

In Australia, we received Brisbane City Planning Council approval in June 2015 for the design and construction of an eight-screen cinema complex with 10,000 square feet (950 square meters) of specialty retail to be located below the cinema and additional mezzanine level parking for an estimated total cost of $24.6 million (A$35.0 million) in our existing Newmarket (Brisbane, Australia) shopping center.  Construction is expected to commence in the second quarter of 2016, with a projected opening in the fourth quarter of 2017.  On March 6, 2015, we entered into an unconditional contract to acquire an adjoining property to our Newmarket, Australia site for $5.2 million (A$7.25 million) with $4.6 million (A$6.53 million) due on November 30, 2015. Under U.S. GAAP, we recorded the deposit of $600,000 (A$725,000) along with the relevant taxes paid as assets on our Consolidated Balance Sheet.  The remaining balance due is not recorded as liability on our Consolidated Balance Sheet as of September 30, 2015.  This property is currently improved with an office building.

In New Zealand, we received town planning approval in May 2015 from the City Council for a $10.9 million (NZ$17.0 million) supermarket development project at our Courtenay Central ETRC at Wellington, New Zealand.  We are currently reviewing the supermarket design and construction costs and expect to advance negotiations with our lease in November 2015. In addition, we currently intend to add additional general retail within the existing ETRC shell.

Over the past 24 months, we have culled our real estate holdings to focus on those projects where we believe we can bring material value. In this process, we sold our property in Lake Taupo, New Zealand, for $2.3 million (NZ$3.4 million) which closes in two tranches with a balance of $767,000 (NZ$1.2 million) by the final close of March 31, 2016. We sold our land holdings in Moonee Ponds, Australia on April 15, 2015 for $17.4 million (A$22.6 million) and our land holdings in Burwood, Australia, for $47.0 million (A$65.0 million) on May 12, 2014 with a balance due of $41.1 million (A$58.5 million) that is scheduled to be paid at closing in December 2017. We sold the Doheny Condo for $3.0 million, which closed on February 25, 2015. These sales were made based on our belief that the assets involved had reached the highest value that we could reasonably achieve without investing substantial additional sums for land use planning, construction, and marketing.  We continue to evaluate new investment opportunities in this segment to deploy the net proceeds from these sales.

Financing Activities

On May 21, 2015, we refinanced our existing New Zealand Corporate Credit Facility with a $32.0 million (NZ$50.0 million) facility with the same bank (Westpac Bank), bearing an interest rate of 1.75% above BBBR and maturing on March 31, 2018. The facility is broken into two tranches, one a $22.4 million (NZ$ 35.0 million) credit facility and the second tranche for a $9.6 million (NZ$15.0 million) facility to be used for construction funding. Both tranches are collateralized by our New Zealand operations.

On June 2, 2015, we replaced our US Union Square Term Loan with an $8.0 million "non-revolving" line of credit with East West Bank, collateralized by our Union Square property.  The line of credit bears an interest rate of 2.95% above the 90-day LIBOR and matures on June 2, 2017, with an option to extend for one additional year.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the current quarter and current nine-month period ended September 30, 2015 and the prior-year quarter and prior-year nine-month period ended September 30, 2014, respectively:

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	% Change Better/(Worse)	September 30, 2015	September 30, 2014	% Change Better/(Worse)
SEGMENT RESULTS
Revenue
Cinema exhibition	$54,368	$60,947	(11)%	$180,223	$180,225	-%
Real estate	4,968	6,035	(18)%	15,908	18,396	(14)%
Inter-segment elimination	(1,548)	(1,951)	21%	(4,957)	(5,615)	12%
Total revenue	57,788	65,031	(11)%	191,174	193,006	(1)%
Operating expense
Cinema exhibition	(46,011)	(50,243)	8%	(145,782)	(147,631)	1%
Real estate	(2,570)	(2,289)	(12)%	(7,004)	(7,523)	7%
Inter-segment elimination	1,548	1,951	(21)%	4,957	5,615	(12)%
Total operating expense	(47,033)	(50,581)	7%	(147,829)	(149,539)	1%
Depreciation and amortization
Cinema exhibition	(2,669)	(2,765)	3%	(8,133)	(8,378)	3%
Real estate	(746)	(964)	23%	(2,416)	(2,839)	15%
Total depreciation and amortization	(3,415)	(3,729)	8%	(10,549)	(11,217)	6%
General and administrative expense
Cinema exhibition	(850)	(803)	(6)%	(2,563)	(2,903)	12%
Real estate	(209)	(436)	52%	(536)	(870)	38%
Total general and administrative expense	(1,059)	(1,239)	15%	(3,099)	(3,773)	18%
Segment operating income
Cinema exhibition	4,838	7,136	(32)%	23,745	21,313	11%
Real estate	1,443	2,346	(38)%	5,952	7,164	(17)%
Total segment operating income	$6,281	$9,482	(34)%	$29,697	$28,477	4%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(86)	(92)	7%	(220)	(273)	19%
General and administrative expense	(3,075)	(3,217)	4%	(10,637)	(10,950)	3%
Interest expense, net	(1,894)	(1,411)	(34)%	(6,070)	(6,537)	7%
Equity earnings of unconsolidated joint ventures and entities	195	222	(12)%	915	833	10%
Gain on sale of assets	--	25	nm %	11,023	25	> 100%
Other income (expense)	(577)	242	(> 100)%	(667)	1,630	(> 100)%
Income before income taxes	844	5,251	(84)%	24,041	13,205	82%
Income tax expense	(517)	(1,312)	61%	(4,605)	(4,747)	3%
Net income	327	3,939	(92)%	19,436	8,458	> 100%
Net loss attributable to noncontrolling interests	54	--	nm	60	23	> 100%
Net income attributable to RDI common stockholders	$381	$3,939	(90)%	$19,496	$8,481	> 100%
Basic EPS	$0.02	$0.17	(90)%	$0.84	$0.36	> 100%

Consolidated Results and Non-Segment Results

Quarter Results

Revenue for the quarter decreased by 11%, or $7.2 million, to $57.8 million, and net income attributable to RDI common stockholders decreased by $3.6 million to $381,000 as of September 30, 2015.  EPS for the quarter decreased by $0.15 to $0.02 from $0.17 in the prior-year quarter.  Of this decrease, approximately $0.09 resulted from weaker foreign exchange rates against the U.S. dollar and legal and insurance expenses.  Operating earnings declined by $0.06 based on a less favorable operating quarter, while higher interest expenses were offset by lower income tax expense. Refer to the explanation below for more details.

General and administrative expense

General and administrative expense for the quarter decreased by 4%, or $142,000, mainly due to lower payroll expenses and exchange rate movements resulting in lower Australia and New Zealand general and administration expense in U.S. dollars, partially offset by higher director and consulting fees and higher legal expenses.   For more information about legal expenses, please refer to Item 1- Legal Proceedings.

Interest expense, net

Interest expense, net represents interest expense less interest income. Net interest expense for the quarter increased by 34%, or $483,000,  mainly due to a $719,000 increase in interest expense from less favorable derivatives revaluations compared to 2014, partially offset by higher interest income.

Income tax expense

Income taxes decreased by $795,000 compared to the prior-year quarter, mainly due to lower results of operations in the current quarter.

Nine-Month Results

Revenue for the nine-month period decreased by 1%, or $1.8 million, to $191.2 million and net income attributable to RDI common stockholders increased by 130%, or $11.0 million, to $19.5 million.  EPS for the nine months ended September 30, 2015 increased to $0.84 from $0.36 in the prior-year nine-month period, mainly attributable to gain on sale of assets and to higher earnings from increased attendance in Australia and New Zealand, partially offset by the $0.11 impact from changing foreign exchange rates.

General and administrative expense

General and administrative expense for the nine-month period decreased by 3%, or $313,000, mainly due to lower payroll expenses and exchange rate movements resulting in lower Australia and New Zealand expense in U.S. dollars, partially offset by higher legal expense. For more information about the legal expense, please refer to Item 1- Legal Proceedings.

Interest expense, net

Interest expense, net for the nine-month period decreased by 7%, or $467,000,  mainly due to foreign exchange rate movements which resulted in lower interest expense when converted to U.S. dollars, a lower debt balance and higher interest income, partially offset by unfavorable derivatives revaluation.

Gain on sale of assets

Net gain on sale of assets for the nine-month period increased by $11.0 million, primarily due to the sale of our property at Moonee Ponds site.

Income tax expense

Income taxes decreased by $142,000 compared to the prior-year nine-month period, mainly due to a current-period reversal of prior-year tax expense connected with the prior-year presumption (reversed in the current year) that Australian earnings were not indefinitely reinvested overseas, partially offset by additional tax expense from increased results of operations.

Business Segment Results

At September 30, 2015, we owned and operated 54 cinemas with 443 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.    During the period, we also (i) owned and operated four Entertainment Themed Retail Centers (“ETRCs”) that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional four parcels aggregating approximately 75 acres located principally in urbanized areas of Australia and New Zealand (calculated net of our Lake Taupo and Burwood Properties), and (v) owned 50% of a 202-acre property that is zoned for the development of over 500 single-family residential units in the U.S.  In addition, we continue to hold various properties that had been previously used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During the current quarter compared to the prior-year quarter, the Australian dollar and New Zealand dollar weakened against the U.S. dollars by 22% and 23%, respectively. During the current nine months ended September 30, 2015 compared to the same period in 2014, the Australian dollar and the New Zealand dollar weakened against the U.S. dollar by 17% and 16%, respectively.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following tables detail our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2015 and 2014, respectively:

						% Change
		Quarter Ended		Nine Months Ended		Fav / (Unfav)
(Dollars in thousands)		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$19,965	$20,283	$62,198	$61,358	(2)%	1%
	Concessions revenue	8,967	8,851	27,668	26,515	1%	4%
	Advertising and other revenue	1,981	1,690	5,704	5,021	17%	14%
		$30,913	$30,824	$95,570	$92,894	-%	3%
Australia	Admissions revenue	$11,908	$15,606	$43,398	$46,078	(24)%	(6)%
	Concessions revenue	5,337	6,657	19,281	18,814	(20)%	2%
	Advertising and other revenue	1,278	1,393	4,495	4,617	(8)%	(3)%
		$18,523	$23,656	$67,174	$69,509	(22)%	(3)%
New Zealand	Admissions revenue	$3,303	$4,348	$11,806	$12,043	(24)%	(2)%
	Concessions revenue	1,374	1,784	4,840	4,850	(23)%	-%
	Advertising and other revenue	255	335	833	929	(24)%	(10)%
		$4,932	$6,467	$17,479	$17,822	(24)%	(2)%

Total revenue		$54,368	$60,947	$180,223	$180,225	(11)%	-%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(10,424)	$(10,332)	$(32,967)	$(31,828)	(1)%	(4)%
	Concession cost	(1,569)	(1,553)	(4,646)	(4,625)	(1)%	-%
	Occupancy expense	(6,759)	(6,385)	(20,184)	(18,651)	(6)%	(8)%
	Other operating expense	(9,161)	(9,166)	(26,140)	(25,654)	0%	(2)%
		$(27,913)	$(27,436)	$(83,937)	$(80,758)	(2)%	(4)%
Australia	Film rent and advertising cost	$(5,303)	$(7,108)	$(19,950)	$(21,219)	25%	6%
	Concession cost	(1,071)	(1,333)	(3,829)	(3,724)	20%	(3)%
	Occupancy expense	(3,398)	(4,383)	(11,005)	(13,034)	22%	16%
	Other operating expense	(4,425)	(4,671)	(13,783)	(14,608)	5%	6%
		$(14,197)	$(17,495)	$(48,567)	$(52,585)	19%	8%
New Zealand	Film rent and advertising cost	$(1,453)	$(2,067)	$(5,388)	$(5,609)	30%	4%
	Concession cost	(322)	(467)	(1,120)	(1,246)	31%	10%
	Occupancy expense	(914)	(1,186)	(3,031)	(3,298)	23%	8%
	Other operating expense	(1,212)	(1,592)	(3,739)	(4,135)	24%	10%
		$(3,901)	$(5,312)	$(13,278)	$(14,288)	27%	7%

Total operating expense		$(46,011)	$(50,243)	$(145,782)	$(147,631)	8%	1%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,338)	$(1,218)	$(3,839)	$(3,907)	(10)%	2%
	General and administrative expense	(659)	(565)	(2,000)	(2,111)	(17)%	5%
		$(1,997)	$(1,783)	$(5,839)	$(6,018)	(12)%	3%
Australia	Depreciation and amortization	$(1,036)	$(1,179)	$(3,324)	$(3,547)	12%	6%
	General and administrative expense	(226)	(231)	(581)	(756)	2%	23%
		$(1,262)	$(1,410)	$(3,905)	$(4,303)	10%	9%
New Zealand	Depreciation and amortization	$(295)	$(368)	$(970)	$(924)	20%	(5)%
	General and administrative expense	35	(7)	18	(36)	nm %	nm
		$(260)	$(375)	$(952)	$(960)	31%	1%

Total depreciation, amortization, general and administrative expense	$(3,519)	$(3,568)	$(10,696)	$(11,281)	(1)%	5%
OPERATING INCOME - CINEMA
United States	$1,003	$1,605	$5,794	$6,118	(38)%	(5)%
Australia	3,064	4,751	14,702	12,621	(36)%	16%
New Zealand	771	780	3,249	2,574	(1)%	26%
Total Cinema operating income	$4,838	$7,136	$23,745	$21,313	(32)%	11%

The table below presents the operating results as a percentage of revenue for the quarter and nine months ended September 30, 2015 and 2014, respectively:

		Quarter Ended		Nine Months Ended
(Dollars in thousands)		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE
United States	Admissions revenue	65%	66%	65%	66%
	Concessions revenue	29%	29%	29%	29%
	Advertising and other revenue	6%	5%	6%	5%
		100%	100%	100%	100%
Australia	Admissions revenue	64%	66%	65%	66%
	Concessions revenue	29%	28%	29%	27%
	Advertising and other revenue	7%	6%	7%	7%
		100%	100%	100%	100%
New Zealand	Admissions revenue	67%	67%	68%	68%
	Concessions revenue	28%	28%	28%	27%
	Advertising and other revenue	5%	5%	5%	5%
		100%	100%	100%	100%
Total revenue		100%	100%	100%	100%
OPERATING EXPENSE
United States	Film rent and advertising cost	52%	51%	53%	52%
	Concession cost	17%	18%	17%	17%
	Occupancy expense	22%	21%	21%	20%
	Other operating expense	30%	30%	27%	28%
		90%	89%	88%	87%
Australia	Film rent and advertising cost	45%	46%	46%	46%
	Concession cost	20%	20%	20%	20%
	Occupancy expense	18%	19%	16%	19%
	Other operating expense	24%	20%	21%	21%
		77%	74%	72%	76%
New Zealand	Film rent and advertising cost	44%	48%	46%	47%
	Concession cost	23%	26%	23%	26%
	Occupancy expense	19%	18%	17%	19%
	Other operating expense	25%	25%	21%	23%
		79%	82%	76%	80%
Total operating expense		85%	82%	81%	82%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE

United States	Depreciation and amortization	4%	4%	4%	4%
	General and administrative expense	2%	2%	2%	2%
		6%	6%	6%	6%
Australia	Depreciation and amortization	6%	5%	5%	5%
	General and administrative expense	1%	1%	1%	1%
		7%	6%	6%	6%
New Zealand	Depreciation and amortization	6%	6%	6%	5%
	General and administrative expense	-1%	0%	0%	0%
		5%	6%	5%	5%
Total depreciation, amortization, general and administrative expense		6%	6%	6%	6%
OPERATING INCOME - CINEMA
United States		3%	5%	6%	7%
Australia		17%	20%	22%	18%
New Zealand		16%	12%	19%	14%
Total Cinema operating income		9%	12%	13%	12%

Quarterly Results:

Segment operating income

Cinema operating income decreased by 32%, or $2.3 million, to $4.8 million for the quarter ended September 30, 2015 compared to September 30, 2014, mainly due to 11% lower revenue and 6% higher general and administrative expense, partially offset by 8% lower operating expense.  Refer below for further detailed explanation.

Revenue

Cinema revenue for the quarter decreased by 11%, or $6.6 million, primarily due to unfavorable impact from foreign exchange rate movements of the Australian dollars and New Zealand dollars to U.S. dollars.

Operating expense

Operating expenses for the quarter decreased by 8%, or $4.2 million, primarily driven by foreign exchange rate movements explained above. US Cinema operating expense increased slightly by 2%, or $477,000, mainly due to higher occupancy expenses from higher performance-driven lease expense. Australia cinema operating expense decreased by 19%, or $3.3 million, primarily due to foreign exchange rate movements, resulting in lower film rent and advertising cost and lower occupancy cost. In New Zealand, operating expenses decreased by 27%, or $1.4 million, mainly due to foreign exchange rate movements.

Operating expense as a percentage of gross revenue increased from 82% to 85%, mainly due to higher expense explained previously.

Nine Months Results:

Segment operating income

Cinema segment operating income increased by 11%, or $2.4 million, to $23.7 million for the nine-month period ended September 30, 2015 compared to September 30, 2014, primarily driven by 1% lower operating expense and 12% lower general and administrative expense. Refer below for further detailed explanation

Revenue

Cinema revenue for the nine-month period was consistent with the same period of 2014, primarily attributable to higher attendances in Australia and New Zealand, offset by the unfavorable impact from the foreign exchange movements. Comparing the nine months period of the current year and prior year, Australia dollars and New Zealand dollars weakened against U.S. dollars by 17% and 16%, respectively.

The nine-month revenue in the United States increased by 3%, or $2.7 million, primarily driven by a higher average admission price. Australia cinema revenue decreased by 3%, or $2.3 million, primarily due to higher admission revenue and higher concession revenue as result of higher attendance partially offset by unfavorable impact from foreign exchange rate movements. In New Zealand, cinema revenue decreased by 2%, or $343,000, mainly due to unfavorable impact from foreign exchange rate movements, partially offset by higher admission revenue and higher concession revenue as result of higher attendance and the opening of our Dunedin cinema in the last week of June 2014.

Operating expense

Operating expense for the nine-month period decreased by 1%, or $1.8 million, mainly attributable to foreign currency movements. U.S. operating expense increased by 4%, or $3.2 million, mainly caused by higher occupancy cost.  Australia and New Zealand cinema operating expense decreased by 8% and 7%, respectively, primarily due to favorable impact from foreign exchange rate movements.

Operating expense as a percentage of gross revenue improved by 1% to 81%, mainly attributable to the percentage of fixed costs compared to the increases in our revenue streams.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine-month period decreased by 5%, or $585,000, primarily driven by lower general and administrative expense. General and administrative expense decreased by 12%, or $340,000,  mainly driven by cost reductions in the U.S. cinema segment and favorable currency effect for expenses in Australia and New Zealand, partially offset by higher payroll expense.

Real Estate

The following tables detail our real estate segment operating results for the quarter and nine months ended September 30, 2015 and 2014, respectively:

						% Change
		Quarter Ended		Nine Months Ended		Fav / (Unfav)
(Dollars in thousands)		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theater rental and ancillary income	$806	$670	$2,511	$2,541	20%	(1)%
	Property rental income	388	470	1,277	1,321	(17)%	(3)%
		1,194	1,140	3,788	3,862	5%	(2)%
Australia	Property rental income	2,696	3,512	8,427	10,377	(23)%	(19)%
New Zealand	Property rental income	1,078	1,383	3,693	4,157	(22)%	(11)%

Total revenue		$4,968	$6,035	$15,908	$18,396	(18)%	(14)%
OPERATING EXPENSE
United States	Live theater cost	$(912)	$(307)	$(1,811)	$(1,204)	(197)%	(50)%
	Property cost	(33)	(43)	(124)	37	23%	435%
	Occupancy expense	(265)	(235)	(758)	(730)	(13)%	(4)%
		(1,210)	(585)	(2,693)	(1,897)	(107)%	(42)%
Australia	Property cost	(466)	(500)	(1,355)	(1,737)	7%	22%
	Occupancy expense	(404)	(563)	(1,339)	(1,982)	28%	32%
		(870)	(1,063)	(2,694)	(3,719)	18%	28%
New Zealand	Property cost	(332)	(439)	(1,115)	(1,248)	24%	11%
	Occupancy expense	(158)	(202)	(502)	(659)	22%	24%
		(490)	(641)	(1,617)	(1,907)	24%	15%

Total operating expense		$(2,570)	$(2,289)	$(7,004)	$(7,523)	(12)%	7%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(86)	$(81)	$(247)	$(246)	(6)%	-%
	General and administrative expense	(20)	(12)	40	(34)	(67)%	218%
		(106)	(93)	(207)	(280)	(14)%	26%
Australia	Depreciation and amortization	$(447)	$(642)	$(1,458)	$(1,893)	30%	23%
	General and administrative expense	(178)	(409)	(534)	(794)	56%	33%
		(625)	(1,051)	(1,992)	(2,687)	41%	26%
New Zealand	Depreciation and amortization	(213)	(241)	(711)	(700)	12%	(2)%
	General and administrative expense	(11)	(15)	(42)	(42)	27%	-%
		(224)	(256)	(753)	(742)	13%	(1)%

Total depreciation, amortization, general and administrative expense		$(955)	$(1,400)	$(2,952)	$(3,709)	32%	20%
OPERATING INCOME - REAL ESTATE
United States		$(122)	$462	$888	$1,685	(126)%	(47)%
Australia		1,201	1,398	3,741	3,971	(14)%	(6)%
New Zealand		364	486	1,323	1,508	(25)%	(12)%
Total real estate operating income		$1,443	$2,346	$5,952	$7,164	(38)%	(17)%

The table below presents the operating results as a percentage of revenue for the quarter and nine months ended September 30, 2015 and 2014, respectively:

		Quarter Ended		Nine Months Ended
(Dollars in thousands)		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE
United States	Live theater rental and ancillary income	68%	59%	66%	66%
	Property rental income	32%	41%	34%	34%
		100%	100%	100%	100%
Australia	Property rental income	100%	100%	100%	100%
New Zealand	Property rental income	100%	100%	100%	100%
Total revenue		100%	100%	100%	100%
OPERATING EXPENSE
United States	Live theater cost	113%	46%	72%	47%
	Property cost	9%	9%	10%	-3%
	Occupancy expense	22%	21%	20%	19%
		101%	51%	71%	49%
Australia	Property cost	17%	14%	16%	17%
	Occupancy expense	15%	16%	16%	19%
		32%	30%	32%	36%
New Zealand	Property cost	31%	32%	30%	30%
	Occupancy expense	15%	15%	14%	16%
		45%	46%	44%	46%
Total operating expense		52%	38%	44%	41%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	7%	7%	7%	6%
	General and administrative expense	2%	1%	-1%	1%
		9%	8%	5%	7%
Australia	Depreciation and amortization	17%	18%	17%	18%
	General and administrative expense	7%	12%	6%	8%
		23%	30%	24%	26%
New Zealand	Depreciation and amortization	20%	17%	19%	17%
	General and administrative expense	1%	1%	1%	1%
		21%	19%	20%	18%
Total depreciation, amortization, general and administrative expense		19%	23%	19%	20%
OPERATING INCOME - REAL ESTATE
United States		-10%	41%	23%	44%
Australia		45%	40%	44%	38%
New Zealand		34%	35%	36%	36%
Total real estate operating income		29%	39%	37%	39%

Quarterly Results:

Segment operating income

Real estate segment operating income decreased by 38%, or $903,000 to $1.4 million for the quarter ended September 30, 2015 compared to September 30, 2014, mainly driven by 18% lower revenue, 12% higher operating expense, partially offset by 23% lower depreciation and amortization and 52% lower general and administrative expense.  Refer below for further explanation.

Revenue

Real estate revenue for the quarter decreased by 18%, or $1.1 million, mainly driven by lower property rental income from Australia and New Zealand caused by the weakening Australia dollar and New Zealand dollar compared to U.S. dollar.

Operating expense

Operating expense for the quarter increased by 12% or $281,000, due to $625,000 higher operating expense from U.S. mainly related to increased legal costs in the live theater business, partially offset by $344,000 lower costs in Australia and New Zealand due to the foreign currency movements.  The legal expenses relate to the costs (litigation and arbitration) associated with the prosecution of certain claims against the licensee of one of our Manhattan live theaters.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense decreased by 32%, or $445,000, due to lower depreciation and amortization and lower general and administrative expense. Depreciation and amortization expense for the quarter decreased by 23%, or $218,000, mainly due to foreign exchange rate movements.  General and administration expense for the quarter decreased by 52%, or $227,000, mainly attributable to $162,000 in higher consulting fees in 2014.

Nine Months Results:

Segment operating income

Real estate segment operating income decreased by 17%, or $1.2 million, to $6.0 million for the nine-month period ended September 30, 2015 compared to September 30, 2014, primarily attributable to 14% lower revenue, partially offset by 7% lower operating expense, 15% lower depreciation and amortization and 38% lower general and administrative expense.  Refer below for further explanation.

Revenue

Real estate revenue for the nine-month period decreased by 14%, or $2.5 million, mainly driven by lower property rental income from Australia and New Zealand caused by the foreign exchange rate movements.

Operating expense

Operating expense for the nine-month period decreased by 7%, or $519,000,  mainly attributable to lowering of operating costs after the sale of our Burwood property and the appreciation of the U.S. dollar against New Zealand dollar and the Australian dollar, partially offset by higher legal costs in our live theater business. The legal expenses relate to the costs (litigation and arbitration) associated with the prosecution of certain claims against the licensee of one of our Manhattan live theaters.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine-month period decreased by 20%, or 757,000, primarily driven by lower depreciation and amortization expense and lower general and administrative expense. Depreciation and amortization expense for the nine-month period decreased by 15%, or $423,000, mainly due to a number of new site upgrades and the appreciation of the U.S. dollar against the New Zealand dollar and Australian dollar. General and administrative expense for the nine-month period decreased by 38%, or $334,000, mainly attributable to $162,000 in higher consulting fees in 2014, in addition to the favorable impact from foreign exchange rate movements.

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

Liquidity and capital resources

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due. In today’s environment, our financial obligations arise mainly from capital expenditure needs,  working capital requirements, and debt servicing requirements. We manage the liquidity risk by ensuring our ability to generate sufficient cash flows from operating activities and to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash.

The change in cash and cash equivalents is as follows.

	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	% Change
Net cash provided by operating activities	$21,367	$14,814	44%
Net cash provided (used) by investing activities	8,734	(3,040)	387%
Net cash used in financing activities	(10,586)	(7,768)	(36)%
Impact of exchange rate on cash	(7,682)	(1,066)	(621)%
Increase in cash and cash equivalents	$11,833	$2,940	302%

Operating activities

Cash provided by operating activities during the current nine-month period increased  by  44%, or $6.6 million, to $21.4 million, primarily driven by an increase of $9.2 million in changes in operating assets and liabilities, partially offset by a $2.6 million decrease in operational cash flows.

Investing activities

Cash provided by investing activities during the current nine-month period increased by $11.8 million, to $8.7 million, primarily generated by $21.9 million of proceeds from the sale of our properties and $1.3 million change in restricted cash, partially offset by $14.4 million used for property enhancements to our existing properties.

Financing Activities

The $10.6 million cash used in the financing activities during the current nine-month period was primarily related to $7.3 million loan repayments and $3.1 million used to repurchase Class A non-voting stock.

The $7.7 million of cash used in financing activities during the prior-year nine-month period was primarily attributable to $6.6 million loan repayments and $2.3 million used to repurchase Class A non-voting stock, partially offset by $975,000 proceeds from the exercise of stock options.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At September 30, 2015, our consolidated cash and cash equivalents totaled $62.1 million.  Of this amount, $46.8 million and $9.3 million was held by our Australia and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australia earnings but not indefinitely reinvest New Zealand earnings. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows.  The Company had $41.7 million unused capacity of available corporate credit facilities at September 30, 2015.  In addition, we have $6.0 million and $9.6 million unused capacity for Cinema 1,2,3 and construction funding for New Zealand, respectively.

We expect to refinance the $15.0 million Cinema 1,2,3 Term Loan (USA) prior to the maturity date of July 1, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of September 30, 2015:

(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Notes payable	$351	$16,404	$9,404	$26,796	$64,850	$--	$117,805
Subordinated debt	--	--	--	--	--	27,913	27,913
Tax settlement liability	364	--	--	--	--	--	364
Pension liability	855	684	684	684	684	4,139	7,730
Lease obligations	7,717	28,289	25,892	19,733	17,416	71,470	170,517
Estimated interest on debt (1)	1,479	5,562	5,062	4,053	2,766	8,919	27,842
Total	$10,766	$50,939	$41,042	$51,266	$85,716	$112,441	$352,171

(1) Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

Unconsolidated debt

Total debt of unconsolidated joint ventures and entities was $678,000 (NZ$1.0 million) and $592,000 (NZ$760,000)  as of September 30, 2015 and December 31, 2014, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $226,000 and $197,000 as of September 30, 2015 and December 31, 2014, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Off  balance sheet arrangements

On March 6, 2015, we entered into an unconditional contract to acquire an adjoining property to our Newmarket, Australia site for $5.3 million (A$7.5 million), with $4.7 million (A$6.75 million) due on November 30, 2015. Under U.S. GAAP, we recorded the deposit of $600,000 (A$750,000) along with the relevant taxes paid as assets on our Consolidated Balance Sheet.  The remaining balance due is not recorded as liability on our Consolidated Balance Sheet as of September 30, 2015.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims.

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is usually entitled to recover its attorneys’ fees, which typically work out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings.    Please refer to Item 1 – Legal Proceedings in Part II – Other Information in this report and our 2014 Annual Report for more information. There have been no material changes to our litigation exposure since our 2014 Annual Report, except as set forth in Item 1 – Legal Proceedings.

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

Refer to Note 1 – Basis of Presentation for more information regarding new and recently adopted accounting pronouncements.

FINANCIAL RISK MANAGEMENT

Currency and interest rate risk

The Company’s objective in managing exposure to foreign currency and interest rate fluctuations is to reduce volatility of earnings and cash flows in order to allow management to focus on core business issues and challenges.

We currently manage our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies to match revenues and expenses. Since we intend to conduct business on a self-funding basis, except for funds used to pay on appropriate share of our domestic corporate overhead), we do not believe the currency fluctuations presents a material risk to the Company.  As such, we  do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

Our U.S. operations are funded in part by the operational results of Australia and New Zealand, fluctuations in these foreign currencies affect such funding.  As we continue to progress with our acquisition and development activities in Australia and New Zealand, the effect of variations in currency values will likely increase.

Set forth below is a chart reflecting the currency trends for the Australian and New Zealand Dollars vis-à-vis the U.S. Dollars over the past 20 years.

Our exposure to interest rate risk arises out of our long-term floating-rate borrowings.  To manage the risk, we utilize interest rate derivative contracts to convert certain floating-rate borrowings into fixed-rate borrowings. It is the Company’s policy to enter into interest rate derivative transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

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

FORWARD LOOKING STATEMENTS

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

o

the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast and DVD rentals and sales, and online streaming; and

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

At September 30, 2015, approximately 48% and 19% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $56.1 million in cash and cash equivalents.  At December 31, 2014, approximately 44% and 20% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $40.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an decrease of $13.7 million for the nine months ended September 30, 2015.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 68% and 48% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $11.9 million and $3.3 million, respectively, and the change in our quarterly net income would be $1,377,000 and $51,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2015 and December 31, 2014,  the balance of cumulative foreign currency translation adjustments was approximately $3.3 million gain and $31.1 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but we currently have swapped into fixed rate obligations (see Financial Risk Management above).  Taking into consideration our interest rate derivatives, a 1% change in short-term interest rates would have resulted in approximately $152,000 change in our current quarter interest expense.

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

In 2014, we noted a material weakness regarding certain controls related to income tax.  We anticipate that these controls will be updated and fully implemented during the fourth quarter of 2015.  In this context, we have instituted additional processes to bolster these controls including strengthening the tax department and retaining a Big Four accounting firm to assist in the review of taxation matters on a quarterly and annual basis.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

On June 12, 2015, the Board of Directors terminated James J. Cotter, Jr.  as the President and Chief Executive Officer of our Company.   That same day, Mr. Cotter, Jr. filed a lawsuit, styled as both an individual and a derivative action, and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V, Dept XI (the “Cotter Jr. Derivative Action” and the “Cotter, Jr. Complaint,”  respectively) against the Company and each of our other then sitting directors (Ellen Cotter, Margaret Cotter, Guy Adams, William Gould, Edward Kane, Douglas McEachern, and Tim Storey:  the “Defendant Directors”) in the Eighth Judicial District Court of the State of Nevada for Clark County (the “Nevada District Court”).  The lawsuit alleges, among other things, that the Defendant Directors breached their fiduciary duties in taking the actions to terminate Mr. Cotter, Jr. as President and Chief Executive Officer of the Company.

In a derivative action, the stockholder plaintiff seeks damages or other relief for the benefit of the corporation, and not for the stockholder plaintiff’s individual benefit.   Accordingly, the Company is, at least in theory, only a nominal defendant in such a derivative action.  However, as a practical matter, because Mr. Cotter, Jr. is also seeking an order that our board’s determination to terminate Mr. Cotter Jr. was ineffective and that he should be reinstated as the President and CEO of the Company (an injunctive remedy that would be binding on the Company), our Company is incurring significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer.   Also, the Company continues to incur costs promulgating and responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.

Our directors and officers liability insurer is providing insurance coverage, subject to a $500,000 deductible and its standard reservation of rights, with respect to the defense of the Director Defendants.  Our former director, Tim Storey, retired as a director on October 11, 2015, but continues to be a defendant in the Cotter, Jr. Derivative Action.  Our new directors, Dr. Judy Codding and Mr. Michael Wrotniak, are not named in the Cotter Jr. Derivative Action as they were not directors at the time of the breaches of fiduciary duty alleged by Mr. Cotter, Jr.

Pursuant to the terms of Mr. Cotter Jr.’s employment agreement with the Company, disputes relating to his employment are to be arbitrated.  Accordingly, on July 14, 2015, the Company filed an arbitration demand with the American Arbitration Association against Mr. Cotter, Jr.  The demand seeks declaratory relief, among other things, that Mr. Cotter, Jr.'s employment and employment agreement with the Company have been validly terminated and that the Board of Directors validly removed him from his positions as Chief Executive Officer and President of the Company and positions with the Company’s subsidiaries.

Mr. Cotter, Jr. has filed a counter-complaint in the arbitration, asserting claims for breach of his employment contract, declaratory relief, and contractual indemnification.  On October 21, 2015, Mr. Cotter, Jr clarified his counter-complaint, to state that he “is not presently seeking damages for the act of RDI's purported termination of his employment agreement and for the act of RDI's purporting to sever its employment relationship with James Jr. Rather, James Jr. is seeking damages for the cessation of severance payments and benefits, and damages on account of  RDI's failure to perform its indemnification obligations.”  Accordingly, it is the Company’s understanding that Mr. Cotter, Jr. is conceding in the arbitration that the Company was within its legal rights to terminate Mr. Cotter, Jr. without establishing any cause for such termination.   On October 16, 2015, Mr. Cotter, Jr. filed a motion to stay the arbitration pending the resolution of the Cotter Jr. Derivative Action.   On October 30, 2015, the Company filed an opposition to Mr. Cotter, Jr.’s motion to stay.  No hearing on this issue has been scheduled.

On August 6, 2015, the Company received notice that a  Motion to Intervene in the Cotter Jr Derivative Action and that a proposed derivative complaint had been filed in the Nevada District Court captioned T2 Partners Management, LP, a Delaware limited partnership, doing business as Kase Capital Management; T2 Accredited Fund, LP, a Delaware limited partnership, doing business as Kase Fund; T2 Qualified Fund, LP, a Delaware limited partnership, doing business as Kase Qualified Fund; Tilson Offshore Fund, Ltd, a Cayman Islands exempted company; T2 Partners Management I, LLC, a Delaware limited liability company, doing business as Kase Management: T2 Partners Management Group, LLC, a Delaware limited liability company, doing business as Kase Group; JMG Capital Management, LLC, a Delaware limited liability company, Pacific Capital Management, LLC, a Delaware limited liability company, derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, Ellen Cotter, Guy Adams, Edward Kane, Douglas McEachern, Timothy Storey, William Gould and Does 1 through 100, inclusive, as defendants, and, Reading International, Inc., a Nevada corporation, as Nominal Defendant (the “T2 Derivative Action” ).  On August 11, 2015, the Court granted the motion of T2 Partners Management, LP et. al. (the “T2 Plaintiffs”), allowing these plaintiffs to file their complaint (the “T2 Derivative Complaint”).

The T2 Plaintiffs allege various violations of fiduciary duty, abuse of control, gross mismanagement and corporate waste by the defendant directors.  More specifically the T2 Derivative Complaint seeks certain monetary damages, as well as equitable and expedited injunctive relief, attorney fees and costs of suit.   Once again, the Company has been named as a nominal defendant.  However, because the T2 Derivative Complaint also seeks the reinstatement of Mr. Cotter, Jr., as our President and CEO, it is being defended by the Company.  In addition, the Company continues to incur costs promulgating and responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  The Defendant Directors are the same as named in the Cotter Jr. Derivative Action and the cost of their defense is likewise being covered by our directors and officer’s liability insurance carrier with the same reservations of right as in the Cotter Jr. Derivative Action, but without any separate deductible.

On August 3, 2015, Mr. Cotter, Jr. filed a motion for preliminary injunction together with a motion to expedite discovery.  The T2 Plaintiffs joined in this these motions.   On August 11, 2015, the Court granted in part Mr. Cotter’s Motion to Expedite Discovery.

On September 9, 2015, certain of the Defendant Director filed a Motion to Dismiss the T2 Derivative Complaint.  The Company joined this Motion to Dismiss on September 14, 2015.  The hearing on this Motion to Dismiss was vacated as the T2 Plaintiffs voluntarily withdrew the T2 Derivative Complaint, with the parties agreeing that T2 Plaintiffs would have leave to amend the Complaint.  As of the date of this report, no amended complaint has been filed by the T2 Plaintiffs.  Accordingly, at the present time, the Company is not certain as to what the amended complaint will allege or what remedies will be sought or even whether any amended complaint will be filed.

On October 22, 2015, Mr. Cotter, Jr. filed an amended complaint removing all of his individual claims, and purporting to be purely derivative in nature (the “Cotter, Jr. Amended Derivative Complaint”), and which included certain new allegations relating, among other things, to the exercise of stock options held by his father’s estate to acquire additional shares of Class B Voting Stock, and certain alleged misrepresentations in the Company’s proxy materials.   The Cotter, Jr. Amended Derivative Complaint continues to seek reinstatement of Mr. Cotter, Jr. as the Company’s President and Chief Executive Officer and to collect unspecified derivative damages.  The Company anticipates filing a motion to dismiss the Cotter, Jr. Amended Derivative Complaint based on Mr. Cotter, Jr.’s failure to adequately plead damages.

On October 29,  2015, a status conference was held with respect to the derivative cases.  Counsel for Mr. Cotter, Jr., represented in open court that the only claims he intended to pursue were derivative in nature.  At the hearing, the Court terminated expedited discovery and took the request for injunctive relief by Mr. Cotter, Jr. and the T2 Plaintiff’s off calendar.   The Court ordered that discovery continue in the ordinary course and set a tentative trial date for November 2016.

In summary, with respect to the arbitration:  Mr. Cotter, Jr. has withdrawn his claim that the Company had no right to terminate his employment without cause and seeks only recovery of his severance payments, performance of certain indemnification obligations and attorney’s fees.  The Company seeks a determination that it has no obligation to pay Mr. Cotter, Jr. any severance benefits and to recover attorney’s fees and damages.  With respect to the derivative cases, expedited discovery has been terminated and no preliminary injunction hearing is pending.  Discovery is progressing in the ordinary course, and it is currently anticipated that the matter will not go to trial before late next year.  Mr. Cotter, Jr. has filed an amended derivative complaint, removing all individual claims, but continues to seek reinstatement as the Company’s president and chief executive officer.   The T2 Plaintiffs have voluntarily withdrawn their complaint in the face of the then pending Motion to Dismiss, and have not refiled the complaint as of the date of this report.

The Company believes that the claims set forth in the Cotter Jr. Amended Derivative Complaint and in the now withdrawn T2 Complaint are entirely without merit and seek equitable remedies for which no relief can be given. The Company intends to defend vigorously against any attempt to reinstate Mr. Cotter, Jr. as President and Chief Executive Officer or to effect changes in the rights of our Company’s stockholders, and the Defendant Directors intend to defend vigorously against any claims that they have breached any fiduciary duties or are liable to the Company for damages.

In April, 2015, Liberty Theatres, LLC, a wholly owned subsidiary of the Company (“Liberty”) commenced an American Arbitration Association arbitration proceeding (Case No.:)  against The Stomp Company Limited Partnership (the “Producers”) in response to the Producers’ purported termination of their license agreement with Liberty.    Liberty seeks specific performance, injunctive and declaratory relief and damages. The Producers have counterclaimed for unspecified damages alleging that Liberty has interfered with the Producer’s endeavors to move the show to another Off-Broadway theater.   The arbitration is ongoing.   The Company believes that Liberty’s position is well-founded and that it should prevail.

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

Item 6 – Exhibits

5.03	Amendment to the Amended and Restated Bylaws of Reading International, Inc.
10.1	Employment Agreement between Reading International Inc. and William D. Ellis, General Counsel
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:November 5, 2015

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:November 5, 2015

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer