Form 10-K
period 2015-12-31
READING INTERNATIONAL INC
filed 2016-04-29
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

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

Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 25, 2016, there were 21,654,302 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.    The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $195,571,016 as of December 31, 2015.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement, in connection with its 2016 annual meeting of stockholders, to be filed within 120 days of December 31, 2015, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2015

PART I

Item 1 – Our Business

GENERAL

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 incident to our reincorporation in Nevada. Our class A non-voting common stock (“Class A Stock”) and class B voting common stock (“Class B Stock”) are listed for trading on the NASDAQ Capital Market (Nasdaq-CM) under the symbols RDI and RDIB, respectively.  Our principal executive offices are located at 6100 Center Drive, Suite 900, Los Angeles, California 90045. Our general telephone number is (213) 235-2240 and our website is www.readingrdi.com.  It is our practice to make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with or furnished it to the Securities and Exchange Commission.

We are an internationally diversified company principally focused on the development, ownership and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we have two business segments:

•	Cinema Exhibition, through our 58 cinemas, and
•	Real Estate, including real estate development and the rental or licensing of retail, commercial and live theater assets.

We synergistically bring together real-estate based entertainment and real estate and believe that these two business segments complement one another, as our cinemas have historically provided the steady cash flows that allow us to be opportunistic in acquiring and holding real estate assets (including non-income producing land) and support our real estate development activities.  Our real estate allows us to develop an asset base that will stand the test of time and develop a long-term asset base that is capable of being leveraged. More specifically, the combination of these two segments provides advantages as follows:

•

Cinemas can be used as anchors for larger retail developments (referred to as entertainment-themed centers, or ETCs), and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate with third-party anchor tenants.  We have used cinemas to create our own anchors in our Sydney, Australia, Belmont, Australia, and Wellington, New Zealand ETCs and are adding a new cinema to our Brisbane, Australia shopping center, and, we have acquired the real estate underlying our cinema in Townsville, Australia.

•

Pure cinema operators can encounter financial difficulty as demands upon them to produce cinema-based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites or overpaying for existing cinemas. While we believe that there will continue to be attractive opportunities to acquire cinema assets and/or to develop upper end specialty type theaters in the future, we do not feel pressure to build or acquire cinemas for the sake of adding units or building gross revenues. This strategy has, over the years, allowed us to acquire cinemas at multiples of trailing theater cash flow below those paid by third parties in recent acquisitions.  We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us.

•

We are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity. Our fee interests on Union Square and on Third Avenue (near 60th Street) in New York City, each of which is now slated for redevelopment, were initially acquired as, and in the case of our Third Avenue property, continues to be used as, entertainment properties.

Insofar as we are aware, we are the only publicly traded company in the world to apply this two-track, synergistic approach to the cinema and real estate development businesses on an international basis.  None of the major cinema exhibition companies (other than Marcus Theatres) have any material landholdings as they operate on a leased-facility model.

We have worked to maintain a balance between our U.S. and our Australia/New Zealand assets.  In recent periods, this has adversely impacted our reported revenues and earnings, as the Australian Dollar has since 2010 dropped 28% from 1.0122 to 0.7286 and the New Zealand Dollar has over that same period decreased 11% from 0.7687 to 0.6842. However, we continue to believe that, over the long term, this is a prudent diversification of risk.  In recent periods, the Australian Dollar has traded as high as 1.1001 and the New Zealand Dollar has traded as high as 0.8776.  Australia has been identified by the United Nations as having the highest natural resources per person in the world.   In 2013, the Organisation for Economic Co-operation and Development rated Australia as the best place to live and work in the world.  Dalian Wanda Group ("Wanda"), the purchaser of AMC Entertainment Holdings, Inc. ("AMC"), in June 2015, has recently purchased Hoyts, the second largest exhibiter in Australia and New Zealand.

At December 31, 2015, the book value of our assets was $375.1 million, and, as of that same date, we had a consolidated stockholders’ book equity of $137.2 million. Calculated based on book value, $107.8 million, or 29% of our assets, relate to our cinema exhibition activities and $219.8 million,  or 58%, of our assets, relate to our real estate activities.

2015
Business Line Asset Allocation

13.0%
29.0%
58.0%
Cinema
Real Estate
Corporate

For additional segment financial information, please see Note 1 – Description of Business and Segments Reporting to our 2015 consolidated financial statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2015, we had approximately 35% of our assets in the United States, 46% in Australia and 19% in New Zealand compared to 35%, 44%, and 21% respectively, at the end of 2014.

At December 31, 2015, we had cash and cash equivalents of $19.7 million, which are accounted for as a corporate asset. Our cash included $9.3 million denominated in U.S. dollars, $6.8 million (AU$9.3 million) in Australian dollars, and $3.6 million (NZ$5.2 million) in New Zealand dollars. We had non-current assets of $113.3 million in the United States, $161.2 million (AU$221.2 million) in Australia and $63.6 million in New Zealand (NZ$93.0 million).

For 2015, our gross revenue in these jurisdictions was $138.2 million, $93.5 million, and $25.6 million, respectively, compared to $130.8 million, $97.3 million, and $26.6 million for 2014.  These changes are due primarily to the increased box office sales experienced in the United States, due primarily to higher average ticket prices, compared to reduced revenue in our Australia and New Zealand operations. Revenues fell in Australia and New Zealand primarily as a result of the strengthening U.S. dollar when compared to the Australian and New Zealand dollars; this was partially offset by greater box office and concession sales in local currencies as a result of higher attendance. Measured in local currency, revenues in Australia and New Zealand both increased.

CINEMA EXHIBITION

We are dedicated to creating inspiring cinema experiences for our guests through hospitality-styled comfort and service, cinematic presentation, uniquely designed venues, curated film and event programming, and crafted food and beverage options. We manage our worldwide cinema exhibition business under various brands:

•	In the U.S.: under the Reading Cinemas, Angelika Film Center, Consolidated Theatres, and City Cinemas brands;
•	In Australia: under the Reading Cinemas brand; and
•	In New Zealand: under the Reading Cinemas and Rialto brands.

Historically, we have focused on the ownership and/or operation of three categories of cinemas:

•	Modern stadium-seating multiplex cinemas featuring conventional film product;
•	Specialty and art cinemas, such as Angelika Film Centers in the U.S. and Rialto Cinema in New Zealand; and
•

Conventional sloped-floor cinemas in certain markets, including New York City with its prohibitory occupancy and construction costs and small town markets that will not support the development of a modern stadium-design multiplex cinema.

Currently, we are focused on upgrading our existing cinemas and developing new cinema opportunities to provide our customers with premium offerings, including luxury seating, state-of-the-art presentation including sound, lounges, cafés and bar service, and other amenities.  In 2015, we added the first IMAX auditorium to our circuit, but endeavor, where possible to include one or more large format TITAN XC screen offerings.

We believe that the cinema exhibition business will continue to generate fairly consistent cash flows in the years ahead, even in recessionary or inflationary environments, because people will continue to spend a reasonable portion of their entertainment dollars on entertainment outside of the home.  When compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option.

Although the cinema exhibition business is considered a mature business, we see growth opportunities in our cinema exhibition business principally from (i) the enhancement of our existing cinemas, (ii) the development in select markets of art and specialty cinemas, (iii) the development of new state-of-the-art cinemas on land that we already own or may in the future acquire, and (iv) the development of new cinemas in selected markets. While we continue to consider possible opportunities in third party developments, we prefer to put our capital to work on properties that we own rather than take on potentially burdensome lease obligations.  Our circuit has been completely converted to digital projection and sound systems.

We continue to expand and upgrade our circuit on an opportunistic basis.  During 2015 we opened a new state-of-the-art cinema (eight screens) in Auckland, New Zealand, and entered into a lease for a to-be-built state-of-the art eight-screen cinema in Kapolei, Hawaii.  We anticipate that the Kapolei theater will open in the fourth quarter of this year.  We completed the renovation and rebranding as an “Angelika” luxury art cinema of our conventional cinema at the Carmel Mountain Plaza in San Diego, California and completely renovated our fourteen-screen Harbourtown cinema in Queensland, Australia, converting an auditorium in that theater to a TITAN XC auditorium.  We added the first IMAX to our circuit, which opened at our Bakersfield cinema in time for the opening of “Star Wars: The Force Awakens”. We continue to progress the construction of a new state-of-the art eight-screen cinema at our Newmarket Shopping Center in Brisbane, Australia.  We anticipate opening that cinema in the fourth quarter of 2017.

In 2015 we upgraded the food and beverage menu at a number of our U.S. cinemas. We are focused on the renovation and upgrading of our existing U.S. cinemas, along the lines of our Carmel Mountain cinema.  Working with veteran Food Network Executive Bruce Seidel of Hot Lemon Productions and chef Santos Loo we are upgrading our food and beverage offerings.  We have obtained beer and wine, and in some cases liquor, licenses for six of our venues and are in the application process for an additional 10 venues.  We intend to be able to offer alcoholic beverages at 16 or more of our venues by the end of 2017.

As discussed in greater detail below, as a part of our real estate operations, we acquired the fee interest in the ETC in which our Townsville, Australia cinema is located and in the adjacent discount center.

In January of 2015, we amended the lease of our Ward Theater in Honolulu as part of a planned renovation and further development by The Howard Hughes Company of its Ward Village development.

On January 31, 2016, following our run of “Star Wars: The Force Awakens”, we surrendered our Gaslamp Cinema in San Diego. We paid the landlord a $1.0 million negotiated termination fee, which was less expensive than continuing to operate an unprofitable theater at this location.  This cinema was acquired in 2008 as a part of the acquisition of a package of 15 locations from Pacific Theatres. The cinema was, at that time, a substantial money-loser and the purchase price was calculated taking into account the losses generated by that cinema and the likelihood that such losses would continue into the future.

In 2014, we completed an upgrade of our Cinemas 1,2,3 in New York City, which included the installation of luxury recliner seats.  This property is slated for redevelopment.  No determination has been made as to whether a cinema use will be maintained as a part of that redevelopment.  If it is not, then the equipment used at this property will be used elsewhere in our circuit.

In 2014, we entered into a long-term lease for a new, state-of-the-art Angelika Film Center in the Union Market district of Washington D.C.  However, the lease was terminated as the anticipated location for this cinema ultimately was determined by the landlord, Edens, to not be feasible.  We are currently finalizing with Edens the terms and conditions of a new lease for a cinema in a different location in the Union Market area.

REAL ESTATE

We engage in real estate development and the ownership and rental or licensing to third parties of retail, commercial and live theater assets. We own the fee interests in all of our live theaters, and in 11 of our cinemas.  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

Our real estate activities have historically consisted principally of:

•

the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or cinema-based real estate development projects;

•	the acquisition of fee interests in land for general real estate development;
•	the licensing to production companies of our live theaters; and
•	the redevelopment of our existing fee-owned cinema or live theater sites to their highest and best use.

Given the substantial increase in Manhattan rents and commercial real estate values in recent periods, we are currently advancing plans for the redevelopment of our Union Square and Cinemas 1,2,3 properties.

We currently anticipate that our Union Square property will be redeveloped into approximately 70,200 square feet of net leaseable area, comprised of retail and office space.  BKSK Architects has designed the building with an iconic glass dome which has been approved by the City of New York Landmarks Preservation Commission.  On March 22, 2016, our application for a variance was approved by the Board of Standards and Appeals.  This was the last major regulatory hurdle to our commencement of construction at the site.  While our building plans still must be approved by the New York City Department of Buildings, we do not currently anticipate encountering any material issues in obtaining such approval.  All tenancies have been terminated.  The building has been vacated, and we have begun internal demolition activities at the site.  We currently anticipate that construction will be completed by the second quarter of 2018.  We have retained Edifice Real Estate Partners, LLC as our development manager, Newmark Grubb Knight Frank as our leasing agent, and, an affiliate of CNY Construction LLC to provide pre-construction management services.  BKSK and Gensler have assisted with the internal layout and interior design of the building.

We have completed a preliminary feasibility study and are currently in negotiations with the owner of the approximately 2,600 square foot corner parcel adjacent to our Cinemas 1,2,3 property on the corner of 60th Street and 3rd Avenue for the joint development of our properties.  A combination of the properties would produce approximately 121,000 square foot of FAR and approximately 140,000 square feet of gross buildable area.  No assurances can be given that we will be able to come to terms with the adjacent owners.

On April 11, 2016, we purchased for $11.2 million a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.  Culver City has in recent years developed as a center of entertainment and high-tech activity in Los Angeles County.  Major tenants in the area include SONY and Google, with Facebook slated to take space in the near future.  We anticipate, when the move is complete and the excess space is leased, we will be able to reduce our headquarters occupancy cost by approximately $350,000 per annum.

Overseas, on December 23, 2015, we acquired two adjoining ETCs in Townsville, Queensland, Australia for a total of $24.3 million (AU$33.6 million) comprising approximately 5.6 acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  Our multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center.  This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets. For additional information, see Note 4 – Acquisitions, Disposals, and Assets Held for Sale – 2015 Transactions – Cannon Park, Queensland, Australia.

We continue to work on the expansion of our Auburn  ETC in Sydney, Australia, our Newmarket Shopping Center in Brisbane, Australia, and our Courtenay Central ETC in Wellington, New Zealand.

At Auburn, we have entered into agreements to lease for approximately 15,000 square feet of to-be-constructed retail space.  Upon completion, this will increase the square footage of that center from approximately 117,000 to approximately 132,000 square feet.

At Newmarket, we have received all necessary land use approvals for the addition of a state-of-the art eight-screen cinema, approximately 10,000 square feet of additional retail space and approximately 142 additional car parks.  Construction is expected to commence in the second quarter of 2016, with a projected opening in the fourth quarter of 2017.  On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant Coles supermarket.  This property is currently improved with an office building. We intend, over time, to integrate this property into our Newmarket development.  This will increase our Newmarket footprint from approximately 204,000 to approximately 227,000 square feet.

At Courtenay Central, we continue to advance the addition of an approximately 36,000 square foot Countdown supermarket and approximately 4,000 square feet of general retail space.   The agreement to lease the supermarket was signed in 2013, all necessary land use approvals have been obtained, construction budgets for the supermarket have been approved by all parties, and we anticipate beginning construction in the third quarter of this year and occupancy by the fourth quarter 2017. Simultaneously, we are working on the renovation of our existing center and the seismic upgrading of the contiguous 9-story parking structure.

In addition to certain historic railroad properties (such as our 2.1 acre Viaduct Property in downtown Philadelphia) and certain expansion space associated with our existing ETC operations, we have two unimproved properties that we acquired for, and are currently being held for, development:  our 202-acre parcel in Coachella, California (near Palm Springs) and our 70.4 acre parcel in Manukau, a suburb of Auckland, New Zealand (located adjacent to the Auckland Airport).  The Coachella property is currently zoned for residential and mixed-use uses.  The Manukau property is currently zoned for agricultural purposes, but we are in the process of seeking a zoning change to industrial.

Over the past 24 months, we have culled our real estate holdings to focus on those projects which we believe offer more upside potential to us. As part of this process we sold our property in Lake Taupo, New Zealand, for $2.5 million (NZ$3.4 million), which closed in two tranches, with a balance of $821,000 (NZ$1.2 million) received on March 31, 2016. We sold our land holdings in Moonee Ponds, Australia on April 15, 2015 for $17.8 million (AU$23.0 million), for which all monies have now been received and our land holdings in Burwood, Australia, for $47.4 million (AU$65.0 million) on May 12, 2014, with a balance due of $42.6 million (AU$58.5 million) scheduled to be paid at closing in December 2017. Our Burwood agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sales price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer. The buyer has informed us that it is under contract to sell a portion of this property and a potential prepayment of approximately $18.2 million (AU$25 million) is possible in 2016. We sold our Doheny Drive Condominium in Los Angeles for $3.0 million, which closed on February 25, 2015. These sales were made based on our belief that the assets involved had reached the highest value that we could reasonably achieve without investing substantial additional sums for land use planning, construction, and marketing.

OPERATING INFORMATION

At December 31, 2015, our principal tangible assets included:

•	interests in 57 currently operational cinemas comprising some 472 screens;
•	fee interests in three live theaters (the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);
•	fee interest in one cinema (the Cinemas 1,2,3), in New York City;
•	fee interest in our Union Square property, previously used by us as a live theater venue and for rental to third parties and now being redeveloped for retail and office uses;
•	our ETCs and shopping centers in Sydney (Auburn Center), Brisbane (Newmarket Center), Townsville (Cannon Park) and Wellington (Courtenay Central);
•

In addition to the fee interests described immediately above, fee ownership of approximately 20,700,000 square feet of developed and undeveloped real estate in the United States, Australia and New Zealand; and

•	cash and cash equivalents, aggregating $19.7 million.

Cinema Exhibition

We own and/or manage cinema assets as follows:

	December 31, 2015
	Wholly Owned	Consolidated(1)	Unconsolidated(2)		Total owned	Managed(3)	Total owned and operated

United States
Cinemas	25	1	--		26	1	27
Screens	245	3	--		248	4	252
Australia
Cinemas	17	2	1	(4)	20	--	20
Screens	130	11	16		157	--	157
New Zealand
Cinemas	9	--	2	(5)	11	--	11
Screens	54	--	13		67	--	67

Total Cinemas	51	3	3		57	1	58
Total Screens	429	14	29		472	4	476

(1) Cinemas owned and operated through consolidated, but not wholly owned, subsidiaries.

(2) Cinemas owned and operated through interests in unconsolidated joint venture associates.

(3) Cinemas in which we have no ownership interest, but which are operated by us under management agreements.

(4) 33.3% unincorporated joint venture interest.

(5) 50% unincorporated joint venture interest.

Although we operate cinemas in three jurisdictions, the general nature of our operations and operating strategies does not vary materially from jurisdiction-to-jurisdiction. In each jurisdiction, our gross receipts are primarily from box office receipts, food and beverage sales, concession sales, and screen advertising. Our ancillary revenue is created principally from theater rentals (for example, for film festivals and special events), and ancillary programming (such as concerts and sporting events).

Our cinemas generated approximately 65% of their 2015 revenue from box office receipts.  Ticket prices vary by location, and we offer reduced rates for senior citizens, children and, in certain markets, military and students.

Show times and features are placed in advertisements on our various websites, on internet sites and, in some markets, in local newspapers. Film distributors may also advertise certain feature films in various print, radio and television media, as well as on the internet, and those costs are generally paid by distributors. We are increasing our presence in social media, thereby reducing our dependency on print advertising.

Concession sales accounted for approximately 29% of our total 2015 cinema revenue. Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, historically concession products have been primarily popcorn, candy, and soda. This is changing, as more of our theaters are offering expanded food and beverage offerings.  One of our focuses for 2016 and 2017 is to upgrade our existing cinemas with expanded food and beverage offerings. We intend to have alcoholic beverage licenses for at least 16 of our domestic cinemas by 2017.

Screen advertising and other revenue contribute approximately 6% of our total 2015 cinema revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies provide such advertising for us.

In New Zealand, we also own a one-third interest in Rialto Distribution, an unincorporated joint venture engaged in the business of distributing art film in New Zealand and Australia.  The remaining two-thirds interest in Rialto Distribution is owned by the founders of Rialto Distribution, who have been in the art film distribution business since 1993.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage all of our cinemas with executives located in Los Angeles; Manhattan; Melbourne, Australia; and Wellington, New Zealand. Approximately 2,506 individuals were employed (on a full-time or part-time basis) in our cinema operations as of December 31, 2015. Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we are principally responsible for the booking of these two cinemas, our joint venture partner, Event Cinemas, manages their day-to-day operations.  In addition, we have a one-third interest in a 16-screen Brisbane cinema managed by Event Cinemas.

Licensing and Pricing

Film product is available from a variety of sources, ranging from the major film distributors, such as Paramount Pictures, Twentieth Century Fox, Warner Bros, Buena Vista Pictures (Disney), Sony Pictures Releasing, Universal Pictures and Lionsgate, to a variety of smaller independent film distributors.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors. Worldwide, the major film distributors dominate the market for mainstream conventional films.  In the U.S. art and specialty film is distributed through the art and specialty divisions of these major distributors, such as Fox Searchlight and Sony Pictures Classics, and through independent distributors such as The Weinstein Company. Generally speaking, film payment terms are based upon an agreed-upon percentage of box office receipts that will vary from film-to-film.

Competition

In certain markets in the U.S. in which we operate, film may be allocated by the distributor among competitive cinemas, commonly known as “clearance”, while in other U.S. markets we have access to all available film.  This is discussed in greater detail below.  Accordingly, we, from time-to-time, are unable to license every film that we may desire to play. In the Australian and New Zealand markets, we generally have access to all available film product.

We believe that the success of a cinema depends on its access to popular film product because film patrons tend to decide on a film they would like to see first and then a cinema where the film is available.  If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, of necessity, go to that cinema. If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience, quality and cost of the various cinemas. For example, most cinema patrons seem to prefer a modern stadium-design multiplex to an older sloped-floor cinema, and to prefer a cinema that either offers convenient access to free parking (or public transport) over a cinema that does not.

This view is being challenged by some exhibitors, who are now promoting a “dine-in” concept.  These exhibitors believe that if offered the right environment, consumers will choose the venue first, and the movie second.  We believe that the jury is out as to the economic viability of this concept given, among other things, the space and fit-out costs involved, the necessarily reduced seat count where food is served at the seat, the split between consumers who want and who oppose having in-auditorium dining (some people just want to see the movie, and find in-auditorium service and dinning to be a distraction from the movie itself), and the pricing of such offerings.  It also appears to us, that one still needs to at least offer top film product.  So, even with these dine-in theaters, access to film remains a principal concern.

In the United States in certain markets, distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, at their complete and absolute discretion, even though the number of “digital prints” is theoretically unlimited and all advertising for conventional film is paid for by the distributors. Some competitors, like AMC, are becoming increasing aggressive in their efforts to prevent competitors’ access to film product in film zones where they have cinemas.  We face clearance situations in several markets in which we show film.

The use of clearances is currently under attack. We believe that, as the two principal justifications for clearances (the cost of producing an additional print and the shared advertising cost) no longer exist, that ultimately clearances should (except in exceptional cases – for example where a distributor’s strategy is for a limited or staged release) go away.  If this occurred, on balance, we believe that this will be a positive development for us, as it will generally speaking increase our access to film in competitive markets.  Pressure on the major chains to stop using “clearances” is increasing.  An investigation by the United States Department of Justice, Antitrust Division, into the possible anticompetitive activities of major chains has been initiated.   Also, there have been private lawsuits by small chains to stop the practice.  For example, iPic Theaters has obtained a temporary injunction against clearance practices by one major chain in Harris County, Texas, and is seeking further injunctions against other major chains in Texas as well as in other jurisdictions, such as the District of Columbia.

For now, competition for films can be intense, depending upon the number of cinemas in a particular market. Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, in the United States, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal, AMC, Cinemark and Carmike, these mega-exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Also, the majors have a significant number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets.  Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves. The situation is different in Australia and New Zealand, where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.  However, on the reverse side, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films.

Generally speaking, our cinemas are modern multiplex cinemas with good and convenient parking. The availability of state-of-the-art technology and/or luxury seating can also be a factor in the preference of one cinema over another. In recent periods, a number of cinemas have been opened or re-opened featuring luxury seating and/or expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat.  We have for a number of years offered alcoholic beverages in certain of our Australia and New Zealand cinemas and at certain of our Angelika Film Centers in the U.S.  We are currently working to upgrade the seating and food and beverage offerings (including the offering of alcoholic beverages) at a number of our existing cinemas.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are Regal (with 7,361 screens in 572 cinemas), AMC (with 4,937 screens in 348 cinemas), Cinemark (with 4,489 screens in 334 cinemas), and Carmike (with 2,881 screens in 270 cinemas).  As of December 31, 2015, we were the 11th largest exhibitor with 1% of the box office in the United States with 252 screens in 27 cinemas under management.  AMC and Carmike have recently announced the acquisition of Carmike by AMC.  If this acquisition goes through, AMC/Carmike will be the largest exhibitor in the United States with 9,426 screens in 682 theaters.

The principal exhibitors in Australia are Greater Union, which does business under the Event Cinemas name (a subsidiary of Amalgamated Holdings Limited), Hoyts Cinemas (“Hoyts”), and Village Cinemas. The major exhibitors control approximately 65% of the total cinema box office: Event 31%, Hoyts 19%, and Village 15%.  Event has 503 screens nationally, Hoyts 344 screens, and Village 214 screens.  By comparison, our 141 screens (excluding any partnership theaters) represent approximately 7% of the total box office. In June 2015, Hoyts was acquired by Wanda, which also holds a controlling interest in AMC.

The principal exhibitors in New Zealand are Event Cinemas with 105 screens nationally and Hoyts with 63 screens.  Reading has 54 screens (excluding its interest in unconsolidated joint ventures).  The major exhibitors in New Zealand control approximately 56% of the total box office: Event 35% and Hoyts 21%.  Reading has 13% of the market (Event and Reading market share figures exclude any partnership theaters).

In Australia and New Zealand, the industry is somewhat vertically integrated in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand for Warner Brothers. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.

Many of our competitors have substantial financial resources which could allow them to operate in a more competitive manner than we can.

In-Home and Mobile Device Competition

The “in-home” and mobile device entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home and mobile device entertainment systems and in the accessibility to and quality of entertainment programming through cable, satellite, internet distribution channels, and Blu-ray/DVD. The success of these alternative distribution channels puts additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates and the willingness of consumers to take the time and pay the admission price to go to the movie theater.  To a certain extent, it appears that consumers are willing to trade convenience for presentation. These are issues common to both our U.S. and international cinema operations.

Competitive issues are discussed in greater detail under the caption, Item 1A - Risk Factors.

Seasonality

Major films are generally released to coincide with holidays. With the exception of Christmas and New Year’s Days, this fact provides some balancing of our revenue because there is no material overlap between holidays in the United States and those in Australia and New Zealand. Distributors will delay, in certain cases, releases in Australia and New Zealand to take advantage of Australian and New Zealand holidays that are not celebrated in the United States. However, the deferral of releases is becoming increasing less common, given the need to address internet and other channels of distribution that operate on a worldwide basis.

Real Estate

Our real estate activities have historically consisted principally of:

•

the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or cinema-based real estate development projects;

•	the operation of our various ETCs and shopping centers and properties,
•	the acquisition of fee interests in land for general real estate development;
•	the leasing to production companies of our live theaters; and
•	the redevelopment of our existing fee-owned cinema or live theater sites to their highest and best use.

While we report our real estate as a separate segment, it has historically operated as an integral portion of our overall business and, historically, has principally been in support of that business.  We have, however, acquired or developed certain properties that do not currently have any cinema or other entertainment component.

Our real estate activities, holdings and developments are described in greater detail in Item 2 – Properties.

Employees

As of December 31, 2015, we had 88 full-time executive and administrative employees and 2,506 cinema employees. A small number of our cinema employees in New Zealand are union members, as are our projectionists in Hawaii. None of our Australian-based employees or other employees are subject to union contracts. Overall, we are of the view that the existence of these collective-bargaining agreements does not materially increase our costs of labor or our ability to compete. We believe our relations with our employees to be generally good.

Item 1A – Risk Factors

Investing in our securities involves risk.  Set forth below is a summary of various risk factors that you should consider in connection with your investment in the Company. This summary should be considered in the context of our overall Annual Report on Form 10K, as many of the topics addressed below are discussed in significantly greater detail in the context of specific discussions of our business plan, our operating results, and the various competitive forces that we face.

BUSINESS RISK FACTORS

We are currently engaged principally in the cinema exhibition and real estate businesses.  Because we operate in two business segments (cinema exhibition and real estate), we discuss separately below the risks we believe to be material to our involvement in each of these segments. We have discussed separately certain risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation.  Please note that, while we report the results of our live theater operations as real estate operations – because we are principally in the business of renting space to producers rather than in licensing or producing plays ourselves – the cinema exhibition and live theater businesses share certain risk factors and are, accordingly, discussed together below.

Cinema Exhibition and Live Theater Business Risk Factors

We operate in a highly competitive environment with many competitors who are significantly larger and may have significantly better access to funds than we do.

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

These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, (iii) better visibility to landlords and real estate developers; and (iv) better economies of scale, than we do.

In the case of our live theaters, we compete for shows not only with other “for profit” Off-Broadway theaters, but also with “not-for-profit” operators and, increasingly, with Broadway theaters.  We believe our live theaters are generally competitive with other Off-Broadway venues.  However, due to the increased cost of staging live theater productions, we are seeing an increasing tendency for plays that would historically have been staged in an Off-Broadway theater moving directly to larger Broadway venues.

We face competition from other sources of entertainment and other entertainment delivery systems.

Both our cinema and live theater operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, internet streaming video services, Video on Demand, Blu-ray/DVD, the internet, video games and other sources of entertainment. The quality of in-house entertainment systems, as well as programming available on an in-home and mobile basis, has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an ”in-home” or mobile entertainment experience to the more public and presentation oriented experience offered by our cinemas and live theaters. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” forms of distribution.

The narrowing and/or elimination of this so-called “window” for cinema exhibition may be problematic for the cinema exhibition industry.  However, to date, attempts by the major film distributors to continue to narrow or eliminate the window have  been strenuously resisted by the cinema exhibition industry, and we view the total elimination of the cinema exhibition window by major film distributors, while theoretically possible, to be unlikely.

However, there is the risk that, over time, distributors may move towards simultaneous release of motion picture product in multiple channels of distribution. Also, some traditional in-home and mobile distributors have begun the production of full-length movies, specifically for the purpose of direct or simultaneous release to the in-home and mobile markets. These factors may adversely affect the competitive advantage enjoyed by cinemas over “in-home” and mobile forms of entertainment, as it may be that the cinema market and the “in-home” and mobile markets will have simultaneous access to the same motion picture product. In recent times a number of movies were released on a simultaneous basis to movie exhibitors and to in-home and mobile markets. It is likely that this trend will continue, making it increasingly important for exhibitors to enhance the convenience and quality of the theater-going experience.

We also face competition from various other forms of “beyond-the-home” entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs. Our cinemas also face competition from live theaters and vice versa.

Our cinema and live theater businesses may be vulnerable to fears of terrorism, other natural disasters which could cause customers to avoid public assembly seating

Political events, such as terrorist attacks, and health-related epidemics, such as flu outbreaks, could cause patrons to avoid our cinemas or other public places where large crowds are in attendance. In addition, a natural disaster, such as a typhoon or an earthquake, could impact our ability to operate certain of our cinemas, which could adversely affect our results of operations.

Our cinema operations depend upon access to film that is attractive to our patrons, and our live theater operations depend upon the continued attractiveness of our theaters to producers.

Our ability to generate revenue and profits is largely dependent on factors outside of our control, specifically, the continued ability of motion picture and live theater producers to produce films and plays that are attractive to audiences, the amount of money spent by film distributors and theatrical producers to promote their motion pictures and plays, and the willingness of these producers to license their films on terms that are financially viable to our cinemas and to rent our theaters for the presentation of their plays.  To the extent that popular movies and plays are produced, our cinema and live theater activities are ultimately dependent upon our ability, in the face of competition from other cinema and live theater operators to book these movies and plays into our facilities, and to provide a superior customer offering.

We rely on film distributors to supply the films shown in our theatres. In the U.S., the film distribution business is highly concentrated, with seven major film distributors accounting for approximately 89.5% of U.S. box office revenues. Numerous antitrust cases and the consent decree resulting from these antitrust cases affect the distribution of films. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration of our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

In the U.S., at least until recently, distributors have had broad discretion not to show the same film at competitive cinemas.   This has, in many situations, given the larger exhibitors (as a result of their market power) power to influence distributors to exercise their discretion in this regard in favor of the larger exhibitors.   In this industry, this is called “clearance.”    Recent judicial decisions, however, have thrown doubt on the extent to which this practice will continue to be permitted under applicable antitrust laws.

Adverse economic conditions could materially affect our business by reducing discretionary income and by limiting or reducing sources of film and live theater funding.

Cinema and live theater attendance is a luxury, not a necessity.  Accordingly, a decline in the economy resulting in a decrease in discretionary income, or a perception of such a decline, may result in decreased discretionary spending, which could adversely affect our cinema and live theater businesses. Adverse economic conditions can also affect the supply side of our business, as reduced liquidity can adversely affect the availability of funding for movies and plays.  This is particularly true in the case of Off-Broadway plays, which are often times financed by high net worth individuals (or groups of such individuals) and that are very risky due to the absence of any ability to recoup investment in secondary markets like Blu-ray/DVD, cable, satellite or internet distribution.

Our screen advertising revenue may decline.

Over the past several years, cinema exhibitors have been looking increasingly to screen advertising as a way to improve income.  No assurances can be given that this source of income will be continuing, or that the use of such advertising will not ultimately prove to be counterproductive, by giving consumers a disincentive to choose going to the movies over “in-home” or mobile entertainment alternatives.

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

A number of new entrants, such as Alamo Drafthouse and iPic, offering an expanded food and beverage menu (including the sale of alcoholic beverages), have emerged in recent periods. In addition, some competitors are converting existing cinemas to provide such expanded menu offerings and in-theater dining options. The existence of such cinemas may alter traditional cinema selection practices of moviegoers, as they seek out cinemas with such expanded offerings as a preferred alternative to traditional cinemas.

We may be subject to increased labor and benefits costs.

We are subject to laws governing such matters as minimum wages, working conditions and overtime. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our results of operations may be adversely impacted.

Cyber security threats and our failure to protect our electronically stored data could adversely affect our business.

We store and maintain electronic information and data necessary to conduct our business. Data maintained in electronic form is subject to the risk of intrusion, tampering and theft. While we have adopted industry-accepted security measures and technology to protect the confidential and proprietary information, the development and maintenance of these systems is costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. As such, we may be unable to anticipate and implement adequate preventive measures in time. This may adversely affect our business, including exposure to government enforcement actions and private litigation, and our reputation with our customers and employees may be injured. In addition to Company-specific cyber threats or attacks, our business and results of operations could also be impacted by breaches affecting our peers and partners within the entertainment industry, as well as other retail companies.

Real Estate Development and Ownership Business Risks

We operate in a highly competitive environment in which we must compete against companies with much greater financial and human resources than we have.

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

Events and conditions generally applicable to developers, owners, and operators of real property will affect our performance as well.  These include (i) changes in the national, regional and local economic climate, (ii) local conditions, such as an oversupply of, or a reduction in demand for, commercial space and/or entertainment-oriented properties, (iii) reduced attractiveness of our properties to tenants, (iv) the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own, (v) competition from other properties, (vi) inability to collect rent from tenants, (vii) increased operating costs, including labor, materials, real estate taxes, insurance premiums, and utilities, (viii) costs of complying with changes in government regulations, (ix) the relative illiquidity of real estate investments, and (x) decreases in sources of both construction and long-term lending as traditional sources of such funding leave or reduce their commitments to real estate-based lending.  In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in declining rents or increased lease defaults.

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

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.  Many of our properties are either (i) “special purpose” properties that could not be readily converted to general residential, retail or office use, or (ii) undeveloped land.  In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment, and competitive factors may prevent the pass-through of such costs to tenants.

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

•

The construction of the project on time and on budget.  Construction risks include the availability and cost of financing; the availability and costs of material and labor; the costs of dealing with unknown site conditions (including addressing pollution or environmental wastes deposited upon the property by prior owners); inclement weather conditions; and the ever-present potential for labor-related disruptions.

•

The leasing or sell-out of the project.  Ultimately, there are risks involved in the leasing of a rental property or the sale of a condominium or built-for-sale property.  For our ETCs, the extent to which our cinemas can continue to serve as an anchor tenant will be influenced by the same factors as will influence generally the results of our cinema operations.  Leasing or sale can be influenced by economic factors that are neither known nor knowable at the commencement of the development process and by local, national, and even international economic conditions, both real and perceived.

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

The ownership of investment properties involves risks, such as:  (i) ongoing leasing and re-leasing risks, (ii) ongoing financing and re-financing risks, (iii) market risks as to the multiples offered by buyers of investment properties, (iv) risks related to the ongoing compliance with changing governmental regulation (including, without limitation, environmental laws and requirements to remediate environmental contamination that may exist on a property (such as, by way of example, asbestos), even though not deposited on the property by us), (v) relative illiquidity compared to some other types of assets, and (vi) susceptibility of assets to uninsurable risks, such as biological, chemical or nuclear terrorism, or risks that are subject to caps tied to the concentration of such assets in certain geographic areas, such as earthquakes. Furthermore, as our properties are typically developed around an entertainment use, the attractiveness of these properties to tenants, sources of finance and real estate investors will be influenced by market perceptions of the benefits and detriments of such entertainment-type properties.

A number of our assets are in geologically active areas, presenting risk of earthquake and land movement.

We have cinemas in California and New Zealand, areas that present a greater risk of earthquake and/or land movement than other locations. New Zealand has in recent periods had several major earthquakes damaging our facilities in Christchurch and Wellington. The ability to insure for such casualties is limited and may become more difficult and/or more expensive in future periods.

We may be subject to liability under environmental laws and regulations.

We own and operate a large number of cinemas and other properties within the U.S. and internationally, which may be subject to various foreign, federal, state and local laws and regulations relating to the protection of the environment or human health. Such environmental laws and regulations include those that impose liability for the investigation and remediation of spills or releases of hazardous materials. We may incur such liability, including for any currently or formerly owned, leased or operated property, or for any site, to which we may have disposed, or arranged for the disposal of, hazardous materials or wastes. Certain of these laws and regulations may impose liability, including on a joint and several liability, which can result in a liable party being obliged to pay for greater than its share, regardless of fault or the legality of the original disposal. Environmental conditions relating to our properties or operations could have an adverse effect on our business and results of operations and cash flows.

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively impact our business.

Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters. Legislative, regulatory or other efforts in the U.S. to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities for our vendors and for us which would result in higher operating costs for the Company. Also, compliance by our cinemas and accompanying real estate with new and revised environmental, zoning, land-use or building codes, laws, rules or regulations, could have a material and adverse effect on our business. However, we are unable to predict at this time, the potential effects, if any, that any future environmental initiatives may have on our business.

International Business Risks

Our international operations are subject to a variety of risks, including the following:

Currency Risk: while we report our earnings and net assets in U.S. dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars. The value of these currencies can vary significantly compared to the U.S. dollar and compared to each other. We do not hedge the currency risk, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies. However, we do have debt at our parent company level that is serviced by our overseas cash flow, and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the U.S. dollar.  Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

Exchange Rates
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
Australia $
New Zealand $
US$ Per Unit of Foreign Currency
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
Average Yearly Rate

Initial capital injection in the Australia subsidiary

Initial capital injection in the New Zealand subsidiary

•

Risk of adverse government regulation: currently, we believe that relations between the United States, Australia, and New Zealand are good.  However, no assurances can be given that this relationship will continue and that Australia and New Zealand will not in the future seek to regulate more highly the business done by U.S. companies in their countries.

•

Risk of adverse labor relations: deterioration in labor relations could lead to an increased cost of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave).

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

In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have from time-to-time had negative working capital. This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets, as is the case in other industries such as manufacturing and distribution.

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

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2015 of only approximately 56,000 Class A Common shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

Pending disputes among the Cotter family raise uncertainty regarding the ongoing control of the Company and may distract the time and attention of our officers and directors from our business and operations or interfere with the effective management of the Company.

Up until his death on September 13, 2014, James J. Cotter, Sr., the father of Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter, was our controlling stockholder, having the sole power to vote approximately 66.9% of the outstanding voting stock of the Company.  Under applicable Nevada Law, a stockholder holding more than 2/3rds of the Company’s voting stock has the power at any time, with or without cause, to remove any one or more directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders.

Since his death, disputes have arisen among Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter concerning the voting control of those shares and regarding the exercise by the Estate of James J. Cotter, Sr. Deceased (the “Cotter Estate”) of options to acquire an additional 100,000 shares of Class B Stock.  At the present time, Ellen Cotter is the Chair, President and Chief Executive Officer of our Company. James J. Cotter, Jr. is a director and from June 2013 until June 12, 2015 was the President and from August 7, 2014 until June 12, 2015 was the Chief Executive Officer of our Company, having been removed from those positions by Board action on June 12, 2015.  Margaret Cotter is the Vice-Chair of our Company and the President of Liberty Theaters, LLC, the company through which we own and operate our live theaters.  She heads up the management and redevelopment of our New York properties.

As of December 31, 2015, according to the books of the Company, the Living Trust established by Declaration of Trust dated June 5, 2013, by James J. Cotter, Sr. (the “Cotter Trust”), held of record 696,080 shares of our Class B Voting Stock (“Voting Stock”) constituting approximately 41.4% of the voting power of our outstanding capital stock.  According to the books of the Company, the Cotter Estate as of that date held of record an additional 427,808 shares of Voting Stock, constituting approximately 25.5% of the voting power of our outstanding capital stock. We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Voting Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Trust.  We are further advised from the Cotter Filings that the Cotter Trust also provides for the establishment of a voting trust (the “Cotter Voting Trust”) which will eventually hold the Voting Stock currently held by the Cotter Estate and the Cotter Trust.  At the present time, however, such Voting Stock is held of record by the Cotter Trust and the Cotter Estate, respectively.

Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter are currently the trustees of the Cotter Trust.  On December 22, 2014, the District Court of Clark County, Nevada appointed Ellen Cotter and Margaret Cotter as co-executors of the Cotter Estate. Accordingly, at the present time, Ellen Cotter and Margaret Cotter acting as a majority of the Trustees of the Cotter Trust with respect to the shares held by the Cotter Trust and as the co-executors of the Cotter Estate with respect to the shares held by the Cotter Estate (including the 100,000 shares of Voting Stock acquired by the Cotter Estate through the exercise of stock options previously granted to Mr. Cotter, Sr.), and voting in their individual capacity their direct holdings of 50,000 shares and 35,100 shares respectively of the Voting Stock, have the power to vote Voting Stock representing 71.9% of our outstanding Voting Stock.

The identity of the trustee(s) of the Cotter Voting Trust and the terms of that trust are in dispute as between Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter.

We are advised by the Cotter Filings that the 2013 amended and restated declaration of trust for the Cotter Trust names Margaret Cotter as the sole trustee of the Cotter Voting Trust and names James J. Cotter, Jr., as the first alternate trustee in the event that Margaret Cotter is unable or unwilling to act as trustee.  We are further advised by the Cotter Filings that a 2014 partial amendment to the declaration of trust, signed by Mr. Cotter, Sr. while he was in the hospital, names Margaret Cotter and James J. Cotter, Jr. as co-trustees of the Cotter Voting Trust and provides that, in the event they are unable to agree upon an important trust decision, they shall rotate the voting of the Voting Stock between them annually on each January 1st.  It further directs the trustees of the Cotter Voting Trust to, among other things, vote such shares of our Voting Stock held by the Cotter Voting Trust in favor of the election of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. to our board of directors and to rotate annually the chairmanship of our board between Ellen Cotter, Margaret Cotter and James J. Cotter, Jr.

On February 6, 2015, Ellen Cotter and Margaret Cotter filed a Petition in the Superior Court of the State of California, County of Los Angeles, captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755) (the “Trust Case”).  The Petition, among other things, seeks relief that could determine the validity of the 2014 partial amendment and who, as between Margaret Cotter and James J. Cotter Jr., has authority as trustee or co-trustees of the Cotter Voting Trust to vote the Cotter Voting Trust’s shares of our Voting Stock (in whole or in part) and the scope and extent of such authority.  James J. Cotter, Jr. has filed an opposition to the Petition and has filed pleadings in that proceeding seeking the removal of Ellen Cotter and Margaret Cotter as trustees of the Cotter Trust.  The Trust Case is currently scheduled to be tried in July of this year.

In addition, James J. Cotter, Jr. and certain other stockholders have filed two derivative actions (discussed in greater detail below) against Ellen Cotter and Margaret Cotter and certain of our Directors and officers, alleging a variety of misconduct on their part, and among other things seeking the reinstatement of James J. Cotter, Jr. as president and chief executive officer of our Company, challenging the voting by Ellen Cotter and Margaret Cotter of the shares held by the Cotter Estate, and seeking to void the result of the election of directors held at our 2015 Annual Meeting of Stockholders.  See discussion under the heading, Legal Proceedings; Derivative Litigation and James J. Cotter, Jr. Arbitration, infra.

Although the Company is not a party to the Trust Case and takes no position as to the claims asserted or the relief sought therein, the matters raised in the Trust Case create uncertainty regarding the ongoing control of the Company. Until these matters can be resolved, it is unclear whether, upon the creation of and the transfer of ownership of the Voting Stock to the Cotter Voting Trust, Margaret Cotter will be the sole trustee of the Cotter Voting Trust or whether Margaret Cotter and James J. Cotter. Jr. will be co-trustees of the Cotter Voting Trust.  It is likewise uncertain, in the event that the court should determine that Margaret Cotter and James J. Cotter are co-trustees of the Cotter Voting Trust, how the power-sharing authority would be applied in practice.

These pending matters could, in the future, potentially distract the time and attention of Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter from the business and operations of our Company and thus potentially have an adverse effect on the effective management of our Company.  Furthermore, the uncertainty as to the future management and control of our Company could potentially  adversely impact, among other things (i) our ability to develop and maintain favorable business relationships, (ii) our ability to attract and retain talented and experienced directors, executives and employees, (iii) the compensation and other terms needed to attract and retain such individuals, (iv) our ability to borrow money on favorable long-term terms, and (v) our ability to pursue and complete long-term business objectives.

The interests of our controlling stockholder may conflict with your interests.

As of December 31, 2015, the Cotter Estate and the Cotter Trust beneficially own 66.9% of our outstanding Class B Stock.  At the present time, according to the books of the Company, Ellen Cotter and Margaret Cotter vote (including their direct holdings of 50,000 shares and 35,100 shares respectively of the Class B Stock), Class B Stock representing 71.9% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  For as long as the Cotter Estate, the Cotter Trust and/or the Cotter Voting Trust (referred to herein collectively as the “Cotter Entities”) continue to own shares of Class B Stock representing more than 50% of the voting power of our common stock, the Cotter Entities will be able to elect all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. The Cotter Entities will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to the Cotter Entities but not to other stockholders.  To the extent that the Cotter Entities hold more than 2/3rds of our outstanding Class B Stock, the Cotter Entities will have the power at any time, with or without cause, to remove any one or more Directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders.

In addition, the Cotter Estate or the Cotter Trust and/or their respective affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 18 – Related Parties and Transactions).

While controlling stockholders may owe certain fiduciary duties to the company and/or minority stockholders, these duties are limited.   No assurances can be given that the Cotter Entities will not take action that, while beneficial to them and legally enforceable, would not necessarily be in the best interests of our Company and/or our stockholders generally.

We are a “Controlled Company” under applicable NASDAQ Regulations.   As permitted by those Regulations, our Board has elected to opt out of certain corporate governance rules applicable to non-controlled companies.

Generally speaking, the NASDAQ requires listed companies to meet certain minimum corporate governance provisions.  However, a “Controlled Company”, such as we, may elect not to be governed by certain of these provisions.  Our Board of Directors has elected to exempt our Company from requirements that (i) at least a majority of our Directors be independent, (ii) nominees to our Board of Directors be nominated by a committee comprised entirely of independent Directors or by a majority of our Company’s independent Directors, and (iii) the compensation of our Chief Executive Officer be determined or recommended to our Board of Directors by a compensation committee comprised entirely of independent Directors or by a majority of our Company’s independent Directors.  Notwithstanding the determination by our Board of Directors to opt-out of these NASDAQ requirements, we believe that a majority of our Board of Directors is nevertheless currently comprised of independent Directors, and our compensation committee is nevertheless currently comprised entirely of independent Directors. Nominations are considered by the Board, acting as a whole.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could significantly harm us. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms. Due to the uncertainty of our control situation, the ongoing availability of these employees and our ability to replace them is uncertain.

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

EXECUTIVE AND ADMINISTRATIVE OFFICES

We lease approximately 11,700 square feet of office space in Los Angeles, California to serve as our executive headquarters.  This lease expires on December 31, 2016 and we will not renew it, since as discussed below we have purchased a headquarters building in Culver City, California.  We own an 8,100 square foot office building in Melbourne, Australia, approximately 5,200 square feet of which serves as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We maintain our accounting personnel and certain IT and operational personnel in approximately 5,800 square foot of offices located in our Wellington Courtenay Central ETC.  We occupy approximately 3,500 square feet at our Village East leasehold property for administrative purposes.

On April 11, 2016, we purchased a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.

ENTERTAINMENT PROPERTIES

Entertainment Use Leasehold Interests

As of December 31, 2015, we lease approximately 1,800,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	966,000	2017 – 2050
Australia	659,000	2019 – 2039
New Zealand	190,000	2019 – 2050

In 2014, we entered into a long term lease for a new state-of-the-art Angelika Film Center in the Union Market district of Washington DC.  However, the lease was terminated as the anticipated location for this cinema ultimately was determined by the landlord, Edens, to not be feasible.   We are currently finalizing with Edens the terms and conditions of a new lease for a cinema in a different location in the Union Market area.

In December 2014, we entered into a lease for a new luxury cinema, under the Consolidated Theatres brand, at the new Ka Makana Ali'i Shopping Center being developed in Kapolei, Hawaii by an affiliate of DeBartolo Development and finalized terms for a new eight-screen cinema complex in Auckland, New Zealand, which opened in November 2015.

Fee Interests

In Australia, as of December 31, 2015, we owned approximately 1,200,000 square feet of land at nine locations.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney. The foregoing does not include the 50.6-acre Burwood, Australia site, which has been sold but not yet recognized as a sale under accounting principles generally accepted in the United States of America (“US GAAP”).  Of these fee interests, approximately 165,000 square feet are currently improved with cinemas.  This figure includes an approximately 23,000 square foot parcel currently improved with an approximately 22,000 square foot office building that we intend to integrate with and into our Newmarket Shopping Center and that, accordingly, is not listed above as a separate location.

In New Zealand, as of December 31, 2015, we owned approximately 3,400,000 square feet of land at seven locations. The foregoing excludes the 0.5-acre Taupo, New Zealand site, which has been sold but not yet recognized as a sale under US GAAP. The foregoing includes the Courtenay Central ETC in Wellington, the development land behind the Courtenay Central ETC, the 70.4-acre Manukau site, and the fee interests underlying four cinemas in New Zealand, which properties include approximately 21,000 square feet of ancillary retail space.

In the United States, as of December 31, 2015, we owned approximately 74,000 square feet of improved real estate comprised of three live theater buildings, which include approximately 16,000 square feet of leasable space, the fee interest in the Union Square property formally used as a live theater, and the fee interest in our Cinemas 1, 2, 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest). We also own 202 acres of unimproved land in Coachella Valley, California, held through a limited liability company in which the Cotter Estate has a 50% non-managing member interest.

As discussed above we purchased a property in Culver City to house our executive offices.

Live Theaters

Included among our real estate holdings are three Off-Broadway style live theaters, operated through our Liberty Theaters subsidiary. We license theater auditoriums to the producers of Off-Broadway theatrical productions and provide various box office and concession services. The terms of our licenses are, naturally, principally dependent upon the commercial success of our tenants. While we attempt to choose productions that we believe will be successful, we have no control over the production itself.  At the current time, we have two single-auditorium theaters in Manhattan:

•	the Minetta Lane (399 seats); and
•	the Orpheum (347 seats);

We also own a four-auditorium theater complex, the Royal George in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats), which has ancillary retail and office space.

At the end of 2015, we closed our Union Square Theater as a part of our redevelopment of that property.

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

Joint Venture Interests

We also hold real estate through several unincorporated joint ventures, two 75%-owned subsidiaries, and one majority-owned subsidiary, as described below:

•

in Australia, we own a 75% interest in a subsidiary company that leases two cinemas with 11 screens in two Australian country towns, and a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane.

•

in New Zealand, we own a 50% unincorporated joint venture interest in two cinemas with 13 screens in the New Zealand cities of Auckland and Dunedin.  This Dunedin joint venture interest is in addition to our fee interest in our Dunedin six-screen Cinema.

•

In the United States, we own a 75% managing member interest in the limited liability company that owns our Cinemas 1,2,3 property and a 50% managing member interest in Shadow View Land & Farming, LLC, which owns an approximately 202-acre property in Coachella, California that is currently zoned for residential and mixed use, and approved for approximately 550 single-family lots.

OPERATING PROPERTY

As of December 31,  2015, we own fee interests in approximately 1,300,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property		Square Feet of Improvements (rental/entertainment)(1)	Percentage Leased(2)	Gross Book Value(3) (in USD)		Address
In United States
1	Cinemas 1, 2, 3(4)	0 / 21000	N/A		$25,041,416	1003 Third Avenue, Manhattan, NY
2	Minetta Lane Theatre	0 / 9000	N/A		$8,582,151	18-22 Minetta Lane, Manhattan, NY
3	Orpheum Theatre	1000 / 5000	100%		$3,617,926	126 2nd Street, Manhattan, NY
4	Royal George	16000 / 23000	100%		3,546,245	1633 N. Halsted Street, Chicago, IL
		plus a 55-space parking structure		$
In Australia
1	Newmarket(5)	126000 / 0	100%		$37,411,774	400 Newmarket Road, Newmarket, QLD
		plus a 521-space parking structure
2	Auburn(5)	60000 / 57000	100%		$26,531,321	100 Parramatta Road, Auburn, NSW
		plus a 871-space parking structure
3	Cannon Park City Center	36000 / 28000	95%		$17,465,973	High Range Drive, Thuringowa, Queensland
4	Belmont	15000 / 45000	100%		$11,422,186	Knutsford Avenue and Fulham Street, Belmont, WA
5	Cannon Park Distribution Center	69000 / 0	100%		$6,986,132	High Range Drive, Thuringowa, Queensland
6	York Street Office	3000 / 5000	N/A		$2,149,622	98 York Street, South Melbourne, VIC
7	Maitland Cinema	0 / 22000	N/A		$1,733,329	Ken Tubman Drive, Maitland, NSW
8	Bundaberg	0 / 14000	N/A		$1,596,130	1 Johanna Boulevard, Bundaberg, QLD
In New Zealand
1	Courtenay Central	34000 / 76000	70%		$32,544,516	100 Courtenay Place, Wellington
		plus a 1,086-space parking structure
2	Dunedin Cinema	0 / 25000	N/A		$7,335,651	33 The Octagon, Dunedin
3	Napier Cinema	12000 / 18000	100%		$2,935,250	154 Station Street, Napier
4	Invercargill Cinema	9000 / 24000	69%		$2,703,722	29 Dee Street, Invercargill
5	Rotorua Cinema	0 / 19000	N/A		$2,519,445	1281 Eruera Street, Rotorua

(1) Rental square footage refers to the amount of area available to be rented to third parties. A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage.

(2) Represents the percentage of rental square footage currently leased to third parties.

(3) Refers to the gross carrying cost of the land and buildings of the property.

(4) Owned by a limited liability company in which we hold a 75% managing member interest.  The remaining 25% is owned by Sutton Hill Capital, LLC (“SHC”), a company owned in equal parts by the Cotter Estate or the Cotter Trust and a third party.

(5) For further information on the developments of these properties, refer to succeeding section "Investment and Development Property".

LONG-TERM LEASEHOLD OPERATING PROPERTY

In addition, in certain cases we have long-term leases that we view more akin to real estate investments than cinema leases. As of December 31, 2015, we had approximately 155,000 square foot of space subject to such long-term leases as follows:

Property		Square Feet of Improvements (rental/entertainment)(1)	Percentage Leased(2)	Gross Book Value(3) (in USD)
In United States
1	Village East(4)	4000 / 38000	100%	$9,899,556
2	Manville	0 / 53000	N/A	$2,360,535
In Australia
1	Waurn Ponds	6000 / 38000	100%	$5,153,928

(1) Rental square footage refers to the amount of area available to be rented to third parties. A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage.

(2) Represents the percentage of rental square footage currently leased to third parties.

(3) Refers to the gross carrying cost of the land and buildings of the property.

(4) The lease of the Village East provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term in 2020.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC's interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  See Note 18 - Related Parties and Transactions to our 2015 consolidated financial statements.

INVESTMENT AND DEVELOPMENT PROPERTY

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land.  In addition, we anticipate that redevelopment of one or more of our existing developed properties may also occur. The following table summarizes our investment and development projects as of December 31, 2015:

Property(1)		Acreage	Gross Book Value(2) (in USD)	Status
In United States
1	Union Square Theatre	0.27	$$11,818,622	We closed down the live theatre business and terminated other third party retail tenants in order to actively pursue the development of this property.
2	Coachella, CA	202.00	$$5,510,000	We continue to evaluate our options with regards to this property.
In Australia
1	Burwood, VIC	50.60	$$37,966,107	Property was contracted to sell in 2014. Currently classified as an Asset Held for Sale.
2	Newmarket, QLD	0.62	$$4,257,504

We are actively pursuing the development of this property. We have obtained approvals for the construction of an eight-screen cinema, 10,297 square foot of additional retail and 142 car parks.  It is anticipated that construction will commence later this year and be completed by the fourth quarter 2017.   In addition, we have acquired an additional 23,000 square foot parcel of land located adjacent to the center, which is currently improved with a 22,000 square foot office building.  We intend, over time, to incorporate this property into our center.

3	Auburn, Sydney, NSW	0.00	$$1,902,000

We are actively pursuing the development of the next phase of this property, and in 2015 entered into agreements to lease approximately 15,000 square feet of to-be-built retail space.  It is anticipated that construction will commence later this year and be completed by the first quarter 2017.   The center still has approximately 108,000 square foot of land area available for development.

In New Zealand
1	Manukau, Auckland	64.0 acres zoned agricultural and 6.4 acres zoned light industrial	$$11,789,099

The bulk of the land is zoned for agriculture and is currently used for horticultural commercial purposes.  A development plan has been filed to rezone the property for warehouse, distribution and manufacturing uses.  We currently anticipate that this rezoning will be approved.  In 2010, we acquired an adjacent property that is zoned industrial, but is currently unimproved.  That property links our existing parcel with the existing road network.

2	Courtenay Central, Wellington (including Wakefield and Taranaki)	1.1	$$6,375,555

We are actively pursuing the development of the next phase of this property, having signed a lease agreement for a Countdown supermarket to be developed on this site. The construction budgets have been agreed between the parties, and we currently estimate that construction will commence in the third quarter 2016, looking towards a completion date of the fourth quarter 2017.  In addition, we are adding approximately 4,000 square feet of general retail space.

(1) A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.

(2) Includes, as applicable, the land, building, development costs, and capitalized interest of the property.

Some of our income operating properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Note 10 – Debt to our 2015 consolidated financial statements.

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

Item 3 – Legal Proceedings

TAX AUDIT/LITIGATION

The Internal Revenue Service (the “IRS”) examined the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997. CRG was a stand-alone entity in the year of audit but is now a wholly-owned subsidiary of the Company. In Tax Court, CRG and the IRS agreed to compromise the claims made by the IRS against CRG, and the court order was entered on January 6, 2011.  As of December 31, 2015, the remaining federal tax obligation was $2.5 million, reflecting additional interest accrued during the term of the four year installment plan. For additional information, see Note 9 – Income Taxes.

ENVIRONMENTAL AND ASBETOS CLAIMS

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain-of-title of properties that may suffer from pollution.  Accordingly, certain of these subsidiaries have, from time-to-time, been named in and may in the future be named in various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time-to-time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time-to-time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second-hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

DERIVATIVE LITIGATION AND JAMES J. COTTER, JR. ARBITRATION

On June 12, 2015, the Board of Directors terminated James J. Cotter, Jr.  as the President and Chief Executive Officer of our Company.   That same day, Mr. Cotter, Jr. filed a lawsuit, styled as both an individual and a derivative action, and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V, Dept XI (the “Cotter Jr. Derivative Action” and the “Cotter, Jr. Complaint,” respectively) against the Company and each of our other than sitting Directors (Ellen Cotter, Margaret Cotter, Guy Adams, William Gould, Edward Kane, Douglas McEachern, and Tim Storey, the “Defendant Directors”) in the Eighth Judicial District Court of the State of Nevada for Clark County (the “Nevada District Court”).  On October 22, 2015, Mr. Cotter, Jr., amended his complaint to drop his individual claims (the “Amended Cotter Jr. Derivative Complaint”).  Accordingly, the Amended Cotter, Jr. Complaint presently purports to assert only purportedly derivative claims and to seek remedies only on behalf of the Company.  The lawsuit currently alleges, among other things, that the Defendant Directors breached their fiduciary duties to the Company by terminating  Mr. Cotter, Jr. as President and Chief Executive Officer,   continuing to make use of the Executive Committee that has been in place for more than the past ten years, making allegedly potentially misleading statements in its press releases and filings with the Securities and Exchange Commission (“SEC”), paying certain compensation to Ms. Ellen Cotter, and allowing the Cotter Estate to make use of Class A Common Stock to pay for the exercise of certain long outstanding stock options held of record by the Cotter Estate.  He seeks reinstatement as President and CEO and alleges as damages fluctuations in the price for our Company’s shares after the announcement of his termination as President and CEO and certain unspecified damages to our Company’s reputation.

In a derivative action, the stockholder plaintiff seeks damages or other relief for the benefit of the Company, and not for the stockholder plaintiff’s individual benefit.  Accordingly, the Company is, at least in theory, only a nominal defendant in such a derivative action.  However, as a practical matter, because Mr. Cotter, Jr. is also seeking, among other things, an order that our Board’s determination to terminate Mr. Cotter Jr. was ineffective and that he be reinstated as the President and CEO of the Company and also that our Board’s Executive Committee be disbanded (an injunctive remedy that, if granted, would be binding on the Company), and as he asserts potentially misleading statements in certain press releases and filings with the SEC, the Company is incurring significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer, its board committee structure, and the adequacy of those press releases and filings.  Also, the Company continues to incur costs promulgating and responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.

Our directors and officers liability insurer is providing insurance coverage, subject to a $500,000 deductible (which has now been exhausted) and its standard reservation of rights, with respect to the defense of the Director Defendants.  Our new Directors, Dr. Judy Codding and Mr. Michael Wrotniak, are not named in the Cotter Jr. Derivative Action as they were not Directors at the time of the breaches of fiduciary duty alleged by Mr. Cotter, Jr.

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

Mr. Cotter, Jr. has filed a counter-complaint in the arbitration, asserting claims for breach of his employment contract, declaratory relief, and contractual indemnification.  Mr. Cotter, Jr.’s counsel has advised that Mr. Cotter is seeking a variety of damages, including consequential damages, and that such claimed damages total not less than $1,000,000.  On April 19, 2016, Mr. Cotter, Jr. filed an action in the District Court, Clark County, Nevada seeking to recover his costs of defending the Arbitration, plus compensatory damages and interest at the maximum legal rate.  The Company intends to vigorously defend these claims.

On August 6, 2015, the Company received notice that a  Motion to Intervene in the Cotter Jr Derivative Action and a proposed derivative complaint had been filed in the Nevada District Court captioned T2 Partners Management, LP, a Delaware limited partnership, doing business as Kase Capital Management; T2 Accredited Fund, LP, a Delaware limited partnership, doing business as Kase Fund; T2 Qualified Fund, LP, a Delaware limited partnership, doing business as Kase Qualified Fund; Tilson Offshore Fund, Ltd, a Cayman Islands exempted company; T2 Partners Management I, LLC, a Delaware limited liability company, doing business as Kase Management: T2 Partners Management Group, LLC, a Delaware limited liability company, doing business as Kase Group; JMG Capital Management, LLC, a Delaware limited liability company, Pacific Capital Management, LLC, a Delaware limited liability company, derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, Ellen Cotter, Guy Adams, Edward Kane, Douglas McEachern, Timothy Storey, William Gould and Does 1 through 100, inclusive, as defendants, and, Reading International, Inc., a Nevada corporation, as Nominal Defendant (the “T2 Derivative Action” ).  On August 11, 2015, the Court granted the motion of T2 Partners Management, LP et. al. (the “T2 Plaintiffs”), allowing these plaintiffs to file their complaint (the “T2 Derivative Complaint”).

On September 9, 2015, certain of the Defendant Directors filed a Motion to Dismiss the T2 Derivative Complaint.  The Company joined this Motion to Dismiss on September 14, 2015.  The hearing on this Motion to Dismiss was vacated as the T2 Plaintiffs voluntarily withdrew the T2 Derivative Complaint, with the parties agreeing that T2 Plaintiffs would have leave to amend the Complaint.  On February 12, 2016, The T2 plaintiff filed an amended T2 Derivative Complaint (the “Amended T2 Derivative Complaint”).

The T2 Plaintiffs allege in their Amended T2 Derivative Complaint various violations of fiduciary duty, abuse of control, gross mismanagement and corporate waste by the Defendant Directors.  More specifically the T2 Derivative Complaint seeks the reinstatement of James J. Cotter, Jr. as President and Chief Executive Officer and certain monetary damages, as well as equitable injunctive relief, attorney fees and costs of suit.   Once again, the Company has been named as a nominal defendant.  However, because the T2 Derivative Complaint also seeks the reinstatement of Mr. Cotter, Jr., as our President and CEO, it is being defended by the Company.  In addition, the Company continues to incur costs promulgating and responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  The Defendant Directors are the same as named in the Cotter Jr. Derivative Action as well as our two new Directors Dr. Judy Codding and Michael Wrotniak and Company legal counsel, Craig Tompkins. The cost of the defense of Directors Codding and Wrotniak is likewise being covered by our Directors and officer’s liability insurance carrier with the same reservations of right as in the Cotter Jr. Derivative Action, but without any separate deductible.  The cost of the defense of Mr. Tompkins is being covered by the Company under its indemnity agreement with him.

The Amended T2 Derivative Complaint has deleted its request for an order disbanding our Executive Committee and for an order “collapsing the Class A and B stock structure into a single class of voting stock.” The Amended T2 Complaint has added a request for an order setting aside the election results from the 2015 Annual Meeting of Stockholders, based on an allegation that Ellen Cotter and Margaret Cotter were not entitled to vote the shares of Class B Common Stock held of record by the Cotter Estate and the Cotter Trust. The Company and the other defendants contest the allegations of the T2 Plaintiffs.  The Company followed applicable Nevada law in recognizing that Ellen Cotter and Margaret Cotter had the legal right and power to vote the shares of Class B Common Stock held of record by the Cotter Estate and the Cotter Trust, and the independent Inspector of Elections has certified the results of that election. Furthermore, even if the election results were to be overturned or voided, this would have no impact on the current composition of our Board or any action taken by our Board since our 2015 Annual Meeting of Stockholders, as all of the nominees were standing for re-election and accordingly retain their directorships until their replacements are elected. The Company will vigorously contest any assertions by the T2 Plaintiffs challenging the voting at the 2015 Annual Meeting of Stockholders and believes that the court will rule for the Company should this issue ever reach the court.  The case is currently set for trial in November, 2016.   The T2 Plaintiffs have not sought any expedited ruling from the Court with respect to their assertions that Ellen Cotter and Margaret Cotter did not have the right and power to vote the shares of Class B Common Stock held of record by the Cotter Estate and the Cotter Trust.

The Company believes that the claims set forth in the Amended Cotter Jr. Derivative Complaint and the Amended T2 Derivative Complaint are entirely without merit and seek equitable remedies for which no relief can be given. The Company intends to defend vigorously against any claims against our officers and directors and against any attempt to reinstate Mr. Cotter, Jr. as President and Chief Executive Officer or to effect any changes in the rights of our Company’s stockholders.

 THE STOMP ARBITRATION

In April 2015, Liberty Theatres, LLC (“Liberty”), a wholly owned subsidiary of the Company, commenced an  American Arbitration Association arbitration proceeding (Case No.:01-15-0003-3728) against The Stomp Company Limited Partnership (the “Producer”) in response to the Producer’s purported termination of their license agreement with Liberty relating to the long playing show STOMP.  Liberty sought specific performance, injunctive and declaratory relief and damages. The Producer counterclaimed for unspecified damages, alleging that Liberty has interfered with the Producer’s endeavors to move the show to another Off-Broadway theater. The Producer based its purported termination of the license agreement upon the alleged deficient condition of the Orpheum Theater, in which STOMP has been playing for more than the past 20 years.

On December 18, 2015, the Arbitrator issued his Partial Final Award of Arbitration, providing for, among other things (i) the issuance of a permanent injunction prohibiting the Producer from “transferring or taking actions to market, promote, or otherwise facilitate any transfer of, STOMP to another theatre in New York City having fewer than 500 seats without Liberty’s prior written consent”, (ii) the Producer’s Notice of Termination purportedly terminating the parties’ license agreement was invalid, null and void and the License Agreement remains in full force and effect, and (iii) the award to Liberty of its reasonable attorneys’ fees in an amount to be determined by the Arbitrator.   The  Company expects the final award of attorneys’ fees to be decided during the second quarter of 2016.

In explaining his decision to award Liberty its reasonable attorneys’ fees, the Arbitrator stated as follows:  “Liberty is entitled to such an award [of attorneys’ fees] not only because it is the prevailing party in this proceeding, but because [the Producer] unfairly disparaged the Orpheum and caused Liberty to incur attorneys’ fees in order to address and resolve [the Producer’s] groundless and frivolous allegations with respect to the Orpheum’s condition, Liberty’s performance under the License Agreement, and Stomp’s reasons for seeking to transfer STOMP to a larger theatre.”

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The following table sets forth the high and low closing prices of the RDI and RDIB common stock for each of the quarters in 2015 and 2014 as reported by NASDAQ:

	Class A Stock		Class B Stock
	High	Low	High	Low
2015
4th Quarter	$16.21	$13.11	$17.81	$11.15
3rd Quarter	14.15	11.78	15.50	13.00
2nd Quarter	14.06	13.07	15.20	13.00
1st Quarter	13.65	11.97	13.79	12.16
2014(1)
4th Quarter	$13.26	$8.31	$13.00	$9.50
3rd Quarter	8.84	8.00	11.50	9.70
2nd Quarter	8.92	6.96	10.87	8.11
1st Quarter	7.60	7.15	10.23	9.00

As of December 31, 2015, the approximate number of common stockholders of record was 2,200 for Class A stock and 350, for Class B stock. On April 25, 2016, the closing price per share of our Class A Stock and Class B stock was $12.79 and $11.65, respectively.

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

The following table summarizes the securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	486,565	$8.68	551,800

Performance Graph

The following line graph compares the cumulative total stockholder return on Reading International, Inc.’s common stock for the five-year period ended December 31, 2015 against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five years ended December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in our common stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Reading International, Inc., the NASDAQ Composite Index,
Real Estate Operators Group and Motion Picture Theater Operators Group

$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Reading International, Inc.
NASDAQ Composite
Real Estate Operators Group
Motion Picture Theater Operators Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

In May 2014, our Board of Directors authorized a stock buy-back program to spend up to an aggregate of $10.0 million to acquire shares of the Company’s common stock. As part of this program, during 2015,  we purchased 240,102 Class A Non-voting shares on the open market for $3.1 million for a weighted average price of $12.95 per share. As of December 31, 2015, approximately $2.8 million may yet be purchased under the program.

Also in 2015, a number of executives chose to net settle their share options with the Company, as allowed by our share option plan. This resulted in the Company issuing 52,777 Class A Non-voting shares. As part of this transaction the Company also remitted $201,000 of taxes on their behalf. The Company also acquired an additional 141,288 Class A Non-voting shares as payment on the excise of 185,100 class B voting stock options that had a combined exercise price of $1.8 million.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company. This information is derived in part from, and should be read in conjunction with, our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), and the related notes to the consolidated financial statements.

($ in thousands, except per share data)	2015	2014	2013	2012	2011
Statement of operations
Revenue	$257,323	$254,748	$258,221	$254,430	$244,979
Operating income	23,154	22,173	20,935	19,127	18,178
Income (loss) from discontinued operations	--	--	--	(405)	1,888
Net income (loss) attributable to RDI	22,773	25,701	9,041	(914)	9,956
Per common share
Net income/(loss) attributed to RDI
Basic EPS	$0.98	$1.10	$0.39	$(0.04)	$0.44
Diluted EPS	0.97	1.08	0.38	(0.04)	0.43
Balance sheet
Total assets	$375,091	$401,586	$386,807	$428,588	$430,764
Total debt	130,941	164,036	168,460	196,597	209,614
Working capital (deficit)	(38,514)	(15,119)	(75,067)	(25,074)	(14,829)
Stockholders’ equity	137,196	132,298	121,747	130,954	124,987
Statement of cash flows
Cash provided by (used):
Operating activities	$28,574	$28,343	$25,183	$25,496	$24,253
Investing activities	(29,710)	(9,898)	(6,142)	(6,095)	(3,768)
Financing activities	(27,961)	(3,275)	(17,775)	(12,719)	(23,411)
Other Information
EBIT	$35,020	$24,916	$24,020	$20,416	$18,664
Depreciation and amortization	$14,562	$15,468	$15,197	$16,049	$16,595
Add: Adjustments for discontinued operations	$--	$--	$--	$335	$365
EBITDA	49,582	40,384	39,217	36,800	35,624
Debt to EBITDA	2.64	4.06	4.30	5.34	5.88
Capital expenditure (including acquisitions)	53,119	14,914	20,082	13,723	9,376

Shares outstanding	23,334,892	23,237,076	23,385,519	23,083,265	22,806,838
Weighted average - basic	23,293,696	23,431,855	23,348,003	23,028,596	22,764,666
Weighted average - diluted	23,495,618	23,749,221	23,520,271	23,028,596	22,993,135
Number of employees at 12/31	2,712	2,596	2,494	2,412	2,263

Both EBIT and EBITDA are non-US GAAP measures and are presented for informational purposes. They should not be construed as an alternative to net earnings (loss), as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with US GAAP).  These measures should be reviewed in conjunction with the relevant US GAAP financial measures. EBIT and EBITDA as we have calculated them may not be comparable to similarly titled measures reported by other companies.

EBIT presented above represents net income (loss) adjusted for interest expense (net of interest income), income tax expense and an adjustment of interest expense for discontinued operations, if any. EBIT is useful in evaluating our operating results for the following reasons:

•

EBIT removes the impact of the varying tax rates and tax regimes in the jurisdictions where we operate and the impact of tax timing differences that may vary from time-to-time and from jurisdiction-to-jurisdiction

•

EBIT removes the impact from our effective tax rate of factors not directly related to our business operations, such as whether we have acquired operating assets by purchasing those assets directly, or indirectly by purchasing the stock of a company that holds such operating assets.

•	EBIT removes the impact of our historically significant net loss carry-forwards.
•	EBIT allows a better performance comparison between RDI and other companies. For example, it allows us to compare ourselves with other companies that may have more or less debt than we do.

We define EBITDA as net income adjusted for interest expense (net of interest income), income tax expense, depreciation and amortization expense, and an adjustment of interest expense, depreciation, and amortization for discontinued operations, if any. EBITDA is useful principally for the following reasons:

•

EBITDA is an industry comparative measure of financial performance.  Analysts and financial commentators who report on the cinema exhibition and real estate industries often use EBITDA to determine the valuation of a company in such industries.

•	EBITDA is a measure used by financial institutions to determine the credit rating of companies in cinema exhibition and real estate industries.

Reconciliation of EBIT and EBITDA to net income is presented below:

($ in thousands)	2015	2014	2013	2012	2011
Net income (loss) attributable to RDI	$22,773	$25,701	$9,041	$(914)	$9,956
Add: Interest expense, net	7,304	9,000	10,037	16,426	21,038
Add: Income tax (benefit) expense	4,943	(9,785)	4,942	4,904	(12,330)
EBIT	$35,020	$24,916	$24,020	$20,416	$18,664
Add: Depreciation and amortization	14,562	15,468	15,197	16,049	16,595
Adjustments for discontinued operations	--	--	--	335	365
EBITDA	$49,582	$40,384	$39,217	$36,800	$35,624

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements.  It includes the following sections:

•	Forward-Looking Statements
•	Company Overview
•	Cinema Activities
•	Consolidated Results and Non-Segment Results
•	Business Segment Results
•	Business Plan, Liquidity and Capital Resources
•	Contractual Obligations, Commitments and Contingencies
•	Financial Risk Management
•	Critical Accounting Policies and Estimates

FORWARD LOOKING STATEMENTS

Our statements in this annual report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared.  No guarantees can be given that our expectation will in fact be realized, in whole or in part.  You can recognize these statements by our use of words such as, by way of example, “may,” “will,” “expect,” “believe,” and “anticipate” or other similar terminology.

These forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies after having considered a variety of risks and uncertainties.  Forward-looking statements are necessarily the product of internal discussion and do not necessarily completely reflect the views of individual members of our Board of Directors or of our management team.  Individual Board members and individual members of our management team may have a different view as to the risks and uncertainties involved, and may have different views as to future events or our operating performance.

Among the factors that could cause actual results and our financial condition to differ materially from those expressed in or underlying our forward-looking statements are the following:

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

o

the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology, such as, by way of example, cable, satellite broadcast and Blu-ray/DVD rentals and sales, and so called “movies on demand;”  and

o	the extent to, and the efficiency with, which we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	competition for development sites and tenants;
o	environmental remediation issues;

o	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.
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
o

our exposure from time-to-time to legal claims and to uninsurable risks, such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems;

o	changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and
o	changes in applicable accounting policies and practices.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and it is subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste,  the weather, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment.

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

Additionally, certain of the presentations included in this annual report may contain “non-US GAAP financial measures.”  In such case, a reconciliation of this information to our US GAAP financial statements will be made available in connection with such statements.

COMPANY OVERVIEW

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

We manage our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the following brands: Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas;
•	in Australia, under the Reading Cinemas brand; and
•	in New Zealand, under the Reading Cinemas and Rialto brands.

CINEMA ACTIVITIES

We believe the cinema business to be one that will likely continue to generate fairly consistent cash flows in the years ahead, even in a recessionary or inflationary environment. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option. Because we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from (i) the enhancement of our existing cinemas (for example, by the addition of luxury seating and expanding our food and beverage offerings), (ii) the development in select markets of specialty cinemas, and (iii) the opportunistic acquisition of already existing cinemas, rather than from the development of new conventional cinemas. From time-to-time, we invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses. We continue to focus on the development and redevelopment of our existing assets (particularly our New York assets and our Angelika Film Center chain), as well as to continue to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and that we believe to be resistant to recessionary trends.

We see ourselves principally as a geographically diversified real estate and cinema exhibition company and intend to add to stockholder value by building the value of our portfolio of tangible assets, including both entertainment and other types of land and “brick and mortar” assets.  We endeavor to maintain a reasonable asset allocation between our domestic and international assets and operations, and between our cash-generating cinema operations and our cash-consuming real estate investment and development activities.  We believe that, by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate operations, our business strategy is unique among public companies.

Business Climate

Cinema Exhibition - General

Along with the majority of our industry, we have completed the conversion of all of our U.S., Australia, and New Zealand cinema operations to digital exhibition.  We anticipate that the cost of this conversion will be covered in substantial part by the receipt of “virtual print fees” paid by film distributors for the use of such digital projection equipment.

The “in-home” entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to and quality of entertainment programming through alternative film distribution channels, such as network, cable, satellite, internet distribution channels, and Blu-ray/DVD. The success of these alternative distribution channels puts additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates. These are issues common to both our U.S. and international cinema operations.

Certain new entrants to the cinema exhibition market, as well as certain of our historic competitors, have begun to develop new, and to reposition existing, cinemas that offer a broader selection of premium seating and food and beverage choices. These include, in some cases, food service to the seat and the offering of alcoholic beverages. We have for some years offered premium seating,  café food selections and alcoholic beverages in certain cinemas.  Accordingly, we are experienced in, and believe that we can compete effectively with, this emerging competition. We are currently reviewing the potential for further expanding our offerings at a variety of our cinemas.

Cinema Exhibition – Australia / New Zealand

The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Event, and Hoyts (the “Major Exhibitors”) control approximately 65% of the cinema box office in Australia, while Event and Hoyts control approximately 56% of New Zealand’s cinema box office. The industry is also vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition.

Cinema Exhibition – North America

In North America, distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents like us, which tends to compress the supply of screens in a very limited number of markets. This competitive disadvantage has increased significantly in recent periods, with the development of mega-circuits like Regal and AMC, who are able to offer distributors access to screens on a truly nationwide basis, or, on the other hand, to deny access if their desires with respect to film supply are not satisfied.

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

Real Estate – Australia and New Zealand

Over the past few years, there has been a noted stabilization in real estate market activity resulting in some increases to commercial and retail property values in Australia and to a lesser extent in New Zealand. Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  Also, we have noted that our Australian and New Zealand developed properties have had consistent growth in rentals and values, and we have a number of projects commencing. Once developed, we remain confident that our Australian and New Zealand holdings will continue to provide value and cash flows to our operations.

Real Estate – North America

The commercial real estate market has improved significantly over the past three years, and we have noted strengthening rental income associated with our real estate located in large urban environments.

Business Segments

As indicated above, our two primary business segments are cinema exhibition and real estate. These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas. For a breakdown of our current cinema assets that we own and/or manage please see Item 1 – Our Business of this 2015 Annual Report under the subheading “Operating Information – Cinema Exhibition.”

In September 2015, we reopened a completely refurbished state-of-the-art cinema complex in Harbourtown, Australia. In October 2015, we reopened the twelve-screen Angelika Film Center & Cafe, a state-of-the-art luxury cinema, located at Carmel Mountain Plaza in San Diego.  Finally, in November 2015, we opened the new state-of-the-art eight-screen Reading Cinemas LynnMall, our first Reading branded Auckland cinema complex, in New Lynn, New Zealand.

In October 2015, at the end of our lease period, we closed our Redbank cinema, in Queensland Australia.

During 2014, we opened a three-screen Angelika Pop-Up! at Union Market in Washington, D.C., as well as a six-screen complex in Dunedin, New Zealand.

In December 2013, we acquired a five-screen cinema in Plano, Texas that we previously had managed since 2003.

Our cinema revenue consists primarily of admissions, concessions, advertising and theater rentals.  The cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first-run films and the numbers of weeks the first–run films stay in the market.

Real Estate

For 2015, our income operating property consisted of the following:

•	our Belmont, Western Australia ETC, our Auburn, New South Wales ETC and our Wellington, New Zealand ETC;
•	our Newmarket shopping center in Newmarket, Queensland, a suburb of Brisbane;
•

three single-auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four-auditorium live theater complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George, their accompanying ancillary retail and commercial tenants; at the end of December 2015, the Union Square building was closed in connection with the proposed redevelopment of the building;

•	Australian commercial properties rented to unrelated third parties, to be held for current income and long-term appreciation; and

•	the ancillary retail and commercial tenants at some of our non-ETC cinema properties.

In addition, we had various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States including some that was used in our historic activities.  We also own an 8,100 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 36% of which is leased to an unrelated third party.

Acquisitions

Operating Assets

Cannon Park, Australia

In December 2015, we acquired two adjoining entertainment themed centers in Townsville, Queensland, Australia for a total of $24.3 million (AU$33.6 million). The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  The Cannon Park City Centre is anchored by a Reading Cinema, which is owned by Reading International’s 75% owned subsidiary,  Australia Country Cinemas, and has three mini-major tenants and ten specialty family oriented restaurant tenants. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. The properties are located approximately 0.6 miles from downtown Townsville, the second largest city in Queensland, Australia.  For additional information, see Note 4 – Acquisitions, Disposals, and Assets Held for Sale – 2015 Transactions – Cannon Park, Queensland, Australia.

Newmarket, Australia

In November 2015, we acquired a commercial building in Newmarket adjacent to our Newmarket shopping complex currently improved with an office building. The total cost of the acquisition was $5.5 million (AU$7.6 million). Our intention is that this parcel will ultimately be integrated into our Newmarket Shopping Center.  See Note 4 – Acquisitions, Disposals, and Assets Held for Sale – 2015 Transactions – Cannon Park, Queensland, Australia.

Plano, Texas

In December 2013, we settled a management fee claim that we had against the owner of the Plano, Texas cinema that we had managed since 2003 for a cash receipt of $1.9 million.  As part of the settlement, we acquired that entity, and through the purchase of that entity acquired the underlying cinema’s lease and the associated personal property, equipment, and trade fixtures. Because the fair value of the lease, in light of anticipated rent payments, resulted in a lease liability of $320,000 and the acquired net assets, including cash received in connection with the settlement, were valued at $1.7 million, we recorded a net gain on acquisition and settlement of $1.4 million which is included as “other income” in our consolidated statement of operations for the year ended December 31, 2013. We also acquired in 2013 the 50% interest we did not own in Angelika Film Centers, LLC.

Disposals

Land Held for Sale – Burwood

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6-acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $47.5 million (AU$65.0 million). Reading received $5.5 million (AU$6.5 million) on May 23, 2014 closing. The balance of the purchase price is due on December 31, 2017.

Taupo

On March 31, 2015, we entered into sale agreements to sell both of our Lake Taupo properties to the same purchaser.  138 Lake Terrace, an improved 20 unit motor inn, settled on May 6, 2015 for $1.7 million (NZ$2.2 million).   Settlement of $821,000 (NZ$1.2 million) was received on March 31, 2016 for 142 Lake Terrace, an unimproved vacant parcel of land.

Moonee Ponds Property

In 2013, we entered into a purchase and sale agreement to sell our 3.3-acre properties in Moonee Ponds for $21.4 million (AU$23.0 million) which closed on April 16, 2015.

Investment and Development Property

We are engaged in several real estate development projects.  For a complete list of these properties with their size, status, and gross book values see Item 2 – Properties under the heading of “Investment and Development Property.”

CONSOLIDATED RESULTS AND NON-SEGMENT RESULTS

				% Change Fav/(Unfav)
(Dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
SEGMENT RESULTS
Cinema exhibition operating income	$31,576	$27,343	$24,545	15%	11%
Real estate operating income	6,796	9,475	10,959	(28)%	(14)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(294)	(360)	(433)	18%	17%
General and administrative expense	(14,924)	(14,285)	(14,136)	(4)%	(1)%
Interest expense, net	(7,304)	(9,000)	(10,037)	19%	10%
Equity earnings of unconsolidated joint ventures and entities	1,204	1,015	1,369	19%	(26)%
Gain on sale of assets	11,023	25	(56)	> 100%	(> 100)%
Other income (expense)	(440)	1,646	1,876	(> 100)%	(12)%
Income before income taxes	27,637	15,859	14,087	74%	13%
Income tax benefit (expense)	(4,943)	9,785	(4,942)	(> 100)%	(> 100)%
Net income	22,694	25,644	9,145	(12)%	> 100%
Less: Net income (loss) attributable to noncontrolling interests	(79)	(57)	104	39%	> 100%
Net income attributable to RDI common stockholders	$22,773	$25,701	$9,041	(11)%	> 100%
Basic EPS	$0.98	$1.10	$0.39	(11)%	> 100%

Consolidated Results - 2015 vs. 2014

Net income attributable to RDI common stockholders was lower by $2.9 million or 11% to $22.8 million. This reduction was mainly due to a $14.7 million increase in income tax expense, a $2.7 million decrease in Real Estate segment income,  a $2.1 million reduction in other income and a $638,000 increase in non-segment general and administrative expense. These were offset by an $11.0 million gain on sale, a $4.2 million increase in Cinema segment income and a $1.7 million reduction in net interest expense. These are discussed in more detail below.

Non-Segment Results - 2015 vs. 2014

General and administrative expense

General and administrative expense for 2015 increased by $639,000 or 4%, mainly due to higher legal, consulting and Board of Directors fees in the U.S., offset by lower payroll expenses and foreign exchange rate movements resulting in lower Australia and New Zealand general and administration expense in U.S. dollars.  For more information about legal expenses, please refer to Item 3- Legal Proceedings.

Interest expense, net

Interest expense, net for 2015, decreased by $1.7 million or 19%, mainly due to a reduction in interest rates, lower net borrowing, favorable revaluations of interest rate swaps, as well as foreign exchange rate movements.

Gain on sale of assets

Net gain on sale of assets for 2015 increased by $11.0 million, primarily due to the finalization of the sale of our Moonee Ponds site in Australia, our Los Angeles condominium and our Lake Taupo Motel in New Zealand.

Other income (expense)

Other income and expense changed by $2.1 million or 127%, mainly due to a $1.6 million (NZ$2.0 million) reduction in business interruption income from the Courtenay Central carpark building, as well as a  $495,000 (AU$700,000) settlement relating to a historical accident at one of our Australian sites.

Equity earnings

Equity earnings from unconsolidated investments increased by $189,000 or 19%, primarily related to a  increase in income from our Mt. Gravatt investment.

Income tax benefit (expense)

Income tax expense changed by $14.7 million compared to 2014, mainly due to the reversal in 2014 of the U.S. valuation allowance that had been recorded against deferred tax assets.

Consolidated Results 2014 vs. 2013

Net income attributable to RDI common stockholders increased by $16.7 million or 185% to $25.7 million. This increase was mainly due to a $14.7 million change in income tax expense, a $1.3 million increase in segment operating income, as well as a $1.0 million reduction in net interest expense. These are discussed in more detail below.

Non-Segment Results - 2014 vs. 2013

General and administrative expense

General and administrative expenses for 2014 increased marginally by $149,000 or 1.1% from 2013.

Interest expense, net

Net interest expense decreased by $1.0 million compared to 2013.  The decrease in interest expense during 2014 resulted from our ability to refinance certain debt obligations at favorable rates in comparison to the existing rates. Additionally, our interest expense was lower in the 2014 due to a decrease in the fair value of our interest rate swap liabilities in 2014 compared to 2013.

Other income (expense)

The $1.6 million in other income during 2014 was primarily related to the receipt of insurance proceeds received during 2014 for the Courtenay Central parking structure business interruption recovery claim. The $1.9 million in other income during 2013 was primarily related to a $1.4 million gain on the acquisition of a cinema and the receipt of insurance proceeds from our business interruption claim for the temporary closure of our cinema in Christchurch, New Zealand due to the February 22, 2011 earthquake (see Note 19 – Casualty Loss to our consolidated financial statements).

Equity earnings

Equity earnings from unconsolidated investments decreased by $354,000 or 26% primarily related to a  decrease in income from our Mt. Gravatt investment.

Income tax benefit (expense)

Income tax benefit of $9.8 million in 2014 compared to a $4.9 million expense in 2013 was a result of the reversal of the valuation allowance in the United States. The valuation allowance reversal is a result of the tax benefit that we now expect to realize.

BUSINESS SEGMENT RESULTS

At December 31, 2015, we wholly owned and operated 54 cinemas with 443 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated five ETCs that we developed in Australia and New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters, which have  six stages and ancillary retail and commercial space, (iii) owned the fee interests in the Union Square building in Manhattan that we are redeveloping, which had, until the end of this fiscal year, operated as a live theater and rental property, (iv) owned the fee interests underlying one of our Manhattan cinemas, (v) held for development an additional four parcels aggregating approximately 74 acres located principally in urbanized areas of Australia and New Zealand (calculated net of our Lake Taupo and Burwood Properties), and (vi) owned 50% of a 202-acre property that is zoned for the development of approximately 550 single-family residential units in the U.S.  In addition, we continue to hold various properties that had been previously used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During the current year, compared to the prior-year, the Australian dollar and New Zealand dollar weakened against the U.S. dollars by 11% and 12%, respectively.

Business Segment Results - 2015 vs. 2014

	2015		2014		% Change Better/(Worse)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segment Revenue	$242,281	$21,579	$237,861	$24,348	2%	(11)%
Segment expenses
Cost of services and products (excluding depreciation and amortization)	(196,544)	(10,948)	(195,896)	(9,770)	--%	(12)%
Depreciation and amortization	(11,161)	(3,107)	(11,047)	(4,061)	(1)%	23%
General and administrative expense	(3,000)	(728)	(3,575)	(1,042)	16%	30%
Total segment expenses	(210,705)	(14,783)	(210,518)	(14,873)	-%	1%
Segment operating income	$31,576	$6,796	$27,343	$9,475	15%	(28)%

Cinema Exhibition - 2015 vs. 2014

(Dollars in thousands)		2015	% of Revenue	2014	% of Revenue	2015 vs. 2014 Fav / (Unfav)
REVENUE
United States	Admission revenue	$86,377	65%	$83,197	66%	4%
	Concession revenue	38,267	29%	35,580	28%	8%
	Advertising and other revenue	8,239	6%	6,942	6%	19%
		$132,883	100%	$125,719	100%	6%
Australia	Admission revenue	54,814	64%	58,148	66%	(6)%
	Concession revenue	24,549	28%	24,278	27%	1%
	Advertising and other revenue	6,872	8%	6,068	7%	13%
		$86,235	100%	$88,494	100%	(3)%
New Zealand	Admission revenue	15,489	67%	15,908	67%	(3)%
	Concession revenue	6,368	27%	6,475	27%	(2)%
	Advertising and other revenue	1,306	6%	1,265	5%	3%
		$23,163	100%	$23,648	100%	(2)%
Total revenue		$242,281	100%	$237,861	100%	2%
OPERATING EXPENSE
Cost of services and products (excl. depreciation and amortization)
United States	Film rent and advertising cost	$(46,175)	(35)%	$(43,511)	(35)%	(6)%
	Concession cost	(6,448)	(5)%	(6,145)	(5)%	(5)%
	Occupancy expense	(26,886)	(20)%	(25,701)	(20)%	(5)%
	Other expense	(35,970)	(27)%	(34,073)	(27)%	(6)%
		$(115,479)	(87)%	$(109,430)	(87)%	(6)%
Australia	Film rent and advertising cost	(25,491)	(30)%	(26,677)	(30)%	4%
	Concession cost	(4,938)	(6)%	(4,781)	(5)%	(3)%
	Occupancy expense	(14,383)	(17)%	(16,995)	(19)%	15%
	Other expense	(18,328)	(21)%	(19,026)	(21)%	4%
		$(63,140)	(73)%	$(67,479)	(76)%	6%
New Zealand	Film rent and advertising cost	(7,161)	(31)%	(7,355)	(31)%	3%
	Concession cost	(1,470)	(6)%	(1,661)	(7)%	11%
	Occupancy expense	(4,107)	(18)%	(4,459)	(19)%	8%
	Other expense	(5,187)	(22)%	(5,512)	(23)%	6%
		$(17,925)	(77)%	$(18,987)	(80)%	6%
Total cost of services and products (excl. depreciation and amortization)		$(196,544)	(81)%	$(195,896)	(82)%	-%
Depreciation, amortization, and general and administrative expense
United States	Depreciation and amortization	$(5,531)	(4)%	$(5,118)	(4)%	(8)%
	General and administrative expense	(2,225)	(2)%	(2,474)	(2)%	10%
		$(7,756)	(6)%	$(7,592)	(6)%	(2)%
Australia	Depreciation and amortization	(4,325)	(5)%	(4,669)	(5)%	7%
	General and administrative expense	(782)	(1)%	(1,054)	(1)%	26%
		$(5,107)	(6)%	$(5,723)	(6)%	11%
New Zealand	Depreciation and amortization	(1,304)	(6)%	(1,260)	(5)%	(3)%
	General and administrative expense	6	0%	(47)	(0)%	113%

	$(1,298)	(6)%	$(1,307)	(6)%	1%
Total depreciation, amortization, and general and administrative expense	$(14,161)	(6)%	$(14,622)	(6)%	3%
Total expenses	$(210,705)	(87)%	$(210,518)	(89)%	-%
OPERATING INCOME
United States	$9,648	7%	$8,697	7%	11%
Australia	17,988	21%	15,292	17%	18%
New Zealand	3,940	17%	3,354	14%	17%
Total operating income	$31,576	13%	$27,343	11%	15%

 Cinema segment operating income

Cinema segment operating income increased by 15%, or $4.2 million, to $31.6 million for the year ended December 31, 2015 compared to December 31, 2014, primarily driven by increased admissions, offset by unfavorable foreign currency movements. Refer below for further explanations.

Revenue

The revenue in the United States for 2015 increased by $7.2 million or 6%, primarily driven by a higher average admission price. Australian cinema revenue decreased by $2.3 million, or 3%, primarily due to higher admission revenue and higher concession revenue in local currencies as result of higher attendance, more than offset by unfavorable foreign exchange movements. In New Zealand, cinema revenue decreased by $485,000 or 2%, mainly due to higher admission revenue and higher concession revenue in local currencies as  a result of higher attendance and the opening of our Dunedin cinema in the last week of June 2014 and our LynnMall cinema in November 2015, more than offset by unfavorable foreign exchange movements.

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2015 increased by $648,000,  which was mainly attributable to increased costs due to increased admissions, which included higher film rental, payroll, occupancy and other costs. We also had additional costs associated with the refurbishment of our Angelika Film Center Carmel Mountain Plaza, the opening of our new theater, LynnMall in Auckland, New Zealand, and cost relating to the preparation  for closing our Gaslamp Theater; these increased costs were mostly offset by movements in foreign currency.

U.S. cost of services and products increased by $6.0 million or 6%, primarily driven by higher film rent associated with increased box office sales.  Australia and New Zealand cinema cost of services and products both decreased by 6%, primarily due to the favorable impact of foreign exchange rate movements.

Cost of services and products as a percentage of gross revenue improved by 1% down to 81%, mainly attributable to the percentage of fixed costs compared to the increases in our revenue streams.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2015 decreased by $461,000, or 3%, with lower general and administrative expense being the main driver. General and administrative expense decreased by $574,000, or 16%, mainly driven by cost reductions from a  favorable currency effect for expenses in Australia and New Zealand, and some cost savings in the U.S.

Real Estate- 2015 vs. 2014

(Dollars in thousands)		2015	% of Revenue	2014	% of Revenue	2015 vs. 2014 Fav / (Unfav)
REVENUE
United States	Live theater rental and ancillary income	$3,844	72%	$3,343	65%	15%
	Property rental income	1,496	28%	1,786	35%	(16)%
		$5,340	100%	$5,129	100%	4%
Australia	Property rental income	$11,374	100%	$13,702	100%	(17)%
New Zealand	Property rental income	$4,865	100%	$5,517	100%	(12)%
Total revenue		$21,579	100%	$24,348	100%	(11)%
OPERATING EXPENSE
Cost of services and products (excl. depreciation and amortization)
United States	Live theater cost	$(4,263)	(80)%	$(1,592)	(31)%	(168)%
	Property cost	(224)	(4)%	2	0%	11,300%
	Occupancy expense	(1,016)	(19)%	(974)	(19)%	(4)%
		$(5,503)	(103)%	$(2,564)	(50)%	(115)%
Australia	Property cost	(1,675)	(15)%	(2,229)	(16)%	25%
	Occupancy expense	(1,726)	(15)%	(2,532)	(18)%	32%
		$(3,401)	(30)%	$(4,761)	(35)%	29%
New Zealand	Property cost	(1,344)	(28)%	(1,599)	(29)%	16%
	Occupancy expense	(700)	(14)%	(846)	(15)%	17%
		$(2,044)	(42)%	$(2,445)	(44)%	16%
Total cost of services and products (excl. depreciation and amortization)		$(10,948)	(51)%	$(9,770)	(40)%	(12)%
Depreciation, amortization, and general and administrative expense
United States	Depreciation and amortization	$(330)	(6)%	$(327)	(6)%	(1)%
	General and administrative expense	41	1%	(14)	(0)%	393%
		$(289)	(5)%	$(341)	(7)%	15%
Australia	Depreciation and amortization	(1,854)	(16)%	(2,785)	(20)%	33%
	General and administrative expense	(719)	(6)%	(973)	(7)%	26%
		$(2,573)	(23)%	$(3,758)	(27)%	32%
New Zealand	Depreciation and amortization	(923)	(19)%	(949)	(17)%	3%
	General and administrative expense	(50)	(1)%	(55)	(1)%	9%
		$(973)	(20)%	$(1,004)	(18)%	3%
Total depreciation, amortization, and general and administrative expense		$(3,835)	(18)%	$(5,103)	(21)%	25%
Total operating expenses		$(14,783)	(69)%	$(14,873)	(61)%	1%
OPERATING INCOME
United States		$(452)	(8)%	$2,224	43%	(120)%
Australia		5,400	47%	5,183	38%	4%
New Zealand		1,848	38%	2,068	37%	(11)%

Total operating income		$6,796	31%	$9,475	39%	(28)%

Real Estate segment operating income

Real estate segment operating income decreased by $2.7 million or 28%, to $6.8 million for 2015 compared to 2014, the decrease was primarily attributable to 11% lower revenue, which was primarily caused by unfavorable currency fluctuations. Total operating costs decreased by $90,000, mainly due to savings caused by foreign currency exchange fluctuations, partially offset by increased legal costs due to the "STOMP" arbitration.  See, "Item 3 – Legal Proceedings".

Revenue

Real estate revenue for 2015 decreased by 11%, or $2.8 million, mainly due to an unfavorable currency fluctuations in our foreign operations.

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2015 increased by 12%, or $1.2 million. We had lower operating costs after the sale of our Burwood and Moonee Ponds properties, and costs also benefited from the appreciation of the U.S. dollar against the New Zealand and the Australian dollars.  However, these lower costs were more than offset by higher legal costs in our live theater business. The legal expenses relate to the costs (litigation and arbitration) associated with the prosecution of certain claims against the producers of STOMP, which is playing at our Orpheum theater.  See, "Item 3 – Legal Proceedings".

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2015 decreased by 25%, or $1.3 million. Depreciation and amortization expense for the twelve-month period decreased by 23%, or $954,000, mainly due to the appreciation of the U.S. dollar against the New Zealand and Australian dollars. General and administrative expense for 2015 decreased by 30%, or $315,000, mainly attributable to lower consulting fees in 2015, and the favorable impact from foreign exchange rate movements.

Business Segment Results - 2014 vs. 2013

	2014		2013		% Change Better/(Worse)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Revenue	$237,861	$24,348	$239,418	$26,456	(1)%	(8)%
Segment expenses
Cost of services and products (excluding depreciation and amortization)	(195,896)	(9,770)	(200,859)	(10,830)	2%	10%
Depreciation and amortization	(11,047)	(4,061)	(10,741)	(4,023)	(3)%	(1)%
General and administrative expense	(3,575)	(1,042)	(3,273)	(644)	(9)%	(62)%
Total segment expenses	(210,518)	(14,873)	(214,873)	(15,497)	2%	4%
Segment operating income	$27,343	$9,475	$24,545	$10,959	11%	(14)%

Cinema Exhibition- 2014 vs. 2013

(Dollars in thousands)		2014	% of Revenue	2013	% of Revenue	2014 vs. 2013 Fav / (Unfav)
REVENUE
United States	Admission revenue	$83,197	66%	$84,725	67%	(2)%
	Concession revenue	35,580	28%	35,056	28%	1%
	Advertising and other revenue	6,942	6%	6,539	5%	6%
		$125,719	100%	$126,320	100%	-%
Australia	Admission revenue	58,148	66%	61,741	68%	(6)%
	Concession revenue	24,278	27%	24,025	26%	1%
	Advertising and other revenue	6,068	7%	5,655	6%	7%

		$88,494	100%	$91,421	100%	(3)%
New Zealand	Admission revenue	15,908	67%	15,039	69%	6%
	Concession revenue	6,475	27%	5,596	26%	16%
	Advertising and other revenue	1,265	5%	1,041	5%	22%
		$23,648	100%	$21,676	100%	9%
Total revenue		$237,861	100%	$239,417	100%	(1)%
OPERATING EXPENSE
Cost of services and products (excl. depreciation and amortization)
United States	Film rent and advertising cost	$(43,511)	(35)%	$(44,284)	(35)%	2%
	Concession cost	(6,145)	(5)%	(5,924)	(5)%	(4)%
	Occupancy expense	(25,701)	(20)%	(25,981)	(21)%	1%
	Other operating expense	(34,073)	(27)%	(31,929)	(25)%	(7)%
		$(109,430)	(87)%	$(108,118)	(86)%	(1)%
Australia	Film rent and advertising cost	(26,677)	(30)%	(29,060)	(32)%	8%
	Concession cost	(4,781)	(5)%	(4,847)	(5)%	1%
	Occupancy expense	(16,995)	(19)%	(18,371)	(20)%	7%
	Other operating expense	(19,026)	(21)%	(22,218)	(24)%	14%
		$(67,479)	(76)%	$(74,496)	(81)%	9%
New Zealand	Film rent and advertising cost	(7,355)	(31)%	(7,116)	(33)%	(3)%
	Concession cost	(1,661)	(7)%	(1,438)	(7)%	(16)%
	Occupancy expense	(4,459)	(19)%	(3,943)	(18)%	(13)%
	Other operating expense	(5,512)	(23)%	(5,747)	(27)%	4%
		$(18,987)	(80)%	$(18,244)	(84)%	(4)%
Total cost of services and products (excl. depreciation and amortization)		$(195,896)	(82)%	$(200,858)	(84)%	2%
Depreciation, amortization, and general and administrative expense
United States	Depreciation and amortization	$(5,118)	(4)%	$(6,181)	(5)%	17%
	General and administrative expense	(2,474)	(2)%	(2,347)	(2)%	(5)%
		$(7,592)	(6)%	$(8,528)	(7)%	11%
Australia	Depreciation and amortization	(4,669)	(5)%	(3,603)	(4)%	(30)%
	General and administrative expense	(1,054)	(1)%	(926)	(1)%	(14)%
		$(5,723)	(6)%	$(4,529)	(5)%	(26)%
New Zealand	Depreciation and amortization	(1,260)	(5)%	(957)	(4)%	(32)%
	General and administrative expense	(47)	(0)%	-	-%	-%
		$(1,307)	(6)%	$(957)	(4)%	(37)%
Total depreciation, amortization, and general and administrative expense		$(14,622)	(6)%	$(14,014)	(6)%	(4)%
Total operating expense		$(210,518)	(89)%	$(214,872)	(90)%	2%
OPERATING INCOME
United States		$8,697	7%	$9,674	8%	(10)%
Australia		15,292	17%	12,396	14%	23%
New Zealand		3,354	14%	2,475	11%	36%

Total operating income		$27,343	11%	$24,545	10%	11%

Cinema segment operating income

Cinema segment operating income increased by 11%, or $2.8 million, to $27.3 million for 2014 compared to 2013, primarily driven by 2% lower operating expense. Refer below for further detailed explanation.

Revenue

Cinema revenue for 2014 decreased  by $1.6 million or 0.7% when compared to 2013, primarily attributable to higher attendances in Australia and New Zealand, more than offset by the unfavorable impact from foreign exchange movements. Comparing the twelve months of 2014 to the twelve months of 2013, the Australian dollar weakened by 6.8% in 2014 from 2013 while the New Zealand dollar strengthened against the U.S. dollar by 1.2%.

The revenue in the United States for 2014 decreased $602,000, or 0%. This decrease was partially driven by a reduction in box office revenue of $1.5 million, in turn driven by an 82,000 admissions reduction, together with a 1.0% reduction in average ticket price, offset by increased concession and café revenues of approximately $524,000. Revenue in Australia decreased by $2.9 million or 3.2%.  This decrease was primarily due to the strengthening of the U.S. dollar against the Australian dollar in 2014. Local currency box office was consistent with 2013, with a decrease in average ticket price of 4.5% being offset by increased ticket sales of 4.9%. Excluding currency effects, concession revenue was up 7.0%, reflecting increased admission volume and spend per admit. Revenue in New Zealand increased by $2.0 million or 9.1%. Attendance increased by 88,000 or 5.1%. The majority of this increase was achieved through the opening of our Dunedin cinema.  The attendance increase more than offset the local currency reduction in average ticket price of 1.8%. Concession revenue increased by $879,000 due to the combined positive effect of increased admission volumes, improved spend per patron, and a positive U.S. dollar to N.Z. dollar exchange rate movement

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2014 decreased by $5.0 million or 2%, mainly attributable to foreign currency movements. Cost of services and products in the United States increased by $1.3 million or 1.2%, primarily related to a $773,000 decrease in film rent and advertising, together with a decrease of $280,000 in occupancy related costs, offset by an increase of $2.1 million in other operating expense, which includes not only increases in labor related costs but also increases in insurance and utilities.  Cost of services and products in Australia decreased by $7.0 million or 9.4%.  As with revenue, a significant contributor to the decrease was the strengthening of the U.S. dollar against the Australian dollar in 2014. Film rental costs were also lower due to a lower film rental percentage being achieved. Other operating costs were reduced by $3.2 million or 14.4%, with many incremental cost improvements, most notably a reduction in marketing costs. Cost of services and products in New Zealand increased by $743,000 or 4.1%.  This increase was in line with the above-mentioned increase in cinema revenue, which directly affects film rental costs and with the above-mentioned year-over-year increase in the value of the New Zealand dollar compared to the U.S. dollar

Cost of services and products as a percentage of gross revenue improved by 2% to 82%, mainly attributable to the percentage of fixed costs compared to the increases in our revenue streams.

Depreciation, amortization, general and administrative expense

Depreciation expense increased in 2014 by $306,000 or 2.8% compared to 2013.  This primarily related to digital projection assets receiving their first full year of depreciation in 2014 in Australia and New Zealand.

Real Estate- 2014 vs. 2013

(Dollars in thousands)		2014	% of Revenue	2013	% of Revenue	2014 vs. 2013 Fav / (Unfav)
REVENUE
United States	Live theater rental and ancillary income	$3,343	65%	$3,500	67%	(4)%
	Property rental income	1,786	35%	1,692	33%	6%
		$5,129	100%	$5,192	100%	(1)%
Australia	Property rental income	$13,702	100%	$14,424	100%	(5)%
New Zealand	Property rental income	$5,517	100%	$6,840	100%	(19)%
Total revenue		$24,348	100%	$26,456	100%	(8)%
OPERATING EXPENSE
Cost of services and products (excl. depreciation and amortization)
United States	Live theater cost	$(1,592)	(31)%	$(1,574)	(30)%	(1)%
	Property cost	2	0%	(316)	(6)%	101%
	Occupancy expense	(974)	(19)%	(946)	(18)%	(3)%
		$(2,564)	(50)%	$(2,836)	(55)%	10%
Australia	Property cost	(2,229)	(16)%	(2,362)	(16)%	6%
	Occupancy expense	(2,532)	(18)%	(3,139)	(22)%	19%
		$(4,761)	(35)%	$(5,501)	(38)%	13%
New Zealand	Property cost	$(1,599)	(29)%	(1,684)	(25)%	5%
	Occupancy expense	(846)	(15)%	(809)	(12)%	(5)%
		$(2,445)	(44)%	$(2,493)	(36)%	2%
Total cost of services and products (excl. depreciation and amortization)		$(9,770)	(40)%	$(10,830)	(41)%	10%
Depreciation, amortization, and general and administrative expense
United States	Depreciation and amortization	$(327)	(6)%	$(314)	(6)%	(4)%
	General and administrative expense	(14)	(0)%	(67)	(1)%	79%
		$(341)	(7)%	$(381)	(7)%	10%
Australia	Depreciation and amortization	(2,785)	(20)%	(2,635)	(18)%	(6)%
	General and administrative expense	(973)	(7)%	(527)	(4)%	(85)%
		$(3,758)	(27)%	$(3,162)	(22)%	(19)%
New Zealand	Depreciation and amortization	(949)	(17)%	(1,074)	(16)%	12%
	General and administrative expense	(55)	(1)%	(50)	(1)%	(10)%
		$(1,004)	(18)%	$(1,124)	(16)%	11%
Total depreciation, amortization, and general and administrative expense		$(5,103)	(21)%	$(4,667)	(18)%	(9)%
Total operating expenses		$(14,873)	(61)%	$(15,497)	(59)%	4%
OPERATING INCOME
United States		$2,224	43%	$1,975	38%	13%
Australia		5,183	38%	5,761	40%	(10)%
New Zealand		2,068	37%	3,223	47%	(36)%

Total operating income		$9,475	39%	$10,959	41%	(14)%

Real Estate segment operating income

Real estate segment operating income decreased by $1.5 million or 14%, to $9.5 million for 2014 compared to 2013, primarily attributable to 8% lower revenue, partially offset by 4% lower operating expense.  Refer below for further explanation.

Revenue

Real estate revenue decreased by $2.1 million or 8.0%, compared to 2013, this primarily due to the closure of the Courtney Central car park building in Wellington, New Zealand. The car park building re-opened in November 2014.

Cost of services and products

Cost of services and products for the real estate segment decreased by $1.1 million or 10%, compared to 2013.  The main reduction in real estate operating expense was achieved in Australia and was as a result of the sale of our Burwood property, which led to significantly reduced property taxes compared to 2013.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2014 increased by $436,000 or 9%.  This was primarily driven by general and administrative costs increasing by $446,000 in Australia, due mainly to personnel changes in the Australian real estate department.

BUSINESS PLAN, LIQUIDITY AND CAPITAL RESOURCES

Business plan

Our cinema exhibition business plan is to enhance our current cinemas where it is financially viable to do so; develop our specialty cinemas in select markets; expand our food and beverage offering and; continue on an opportunistic basis, to identify, develop, and acquire cinema properties that allow us to leverage our cinema expertise and technology over a larger operating base.

Our real estate business plan, given the substantial increase in Manhattan rents and commercial real estate values in recent periods, is to progress the redevelopment of our Union Square and Cinemas 1,2,3 properties in the US; to build-out our Newmarket and Auburn sites in Australia as well as our Courtenay Central site in New Zealand; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets.

We will also continue to investigate potential synergistic acquisitions that may not readily fall into either our cinema or real estate segment.

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

The change in cash and cash equivalents is as follows:

				% Change
(Dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash provided by operating activities	$28,574	$28,343	25,183	1%	13%
Net cash used in investing activities	(29,710)	(9,898)	(6,142)	> 100%	61%
Net cash used in financing activities	(27,961)	(3,275)	(17,775)	> 100%	(82)%
Impact of exchange rate on cash	(1,449)	(2,618)	(2,101)	(45)%	25%
Increase (decrease) in cash and cash equivalents	$(30,546)	$12,552	$(835)	(> 100)%	(> 100)%

Operating activities

2015 vs. 2014: Cash provided by operating activities for 2015 increased by $231,000 or 1%, to $28.6 million, primarily driven by a $6.2 million change in operating assets and liabilities, partially offset by a $6.0 million decrease in operational cash flows.

2014 vs. 2013: Cash provided by operating activities for 2014 increased by $3.2 million or 13%, to $28.3 million, primarily driven by an increase of $2.3 million increase in operational cash flows and a $900,000 change in operating assets and liabilities.

Investing activities

In 2015, the $29.7 million of cash used by investing activities was mainly related to the $53.1 million spent on fixed assets, which included the $24.3 million (AU$33.6 million) purchase of the two Cannon Park centers in Queensland, Australia, as well as enhancements to our existing properties, offset by $21.9 million dollars received from the sale of the Moonee Ponds properties, the Los Angeles condo and the Lake Taupo sites.

The $9.9 million of cash used by investing activities in 2014 was primarily related to $14.9 million in property enhancements to our existing properties, partially offset by the  $5.4 million deposit from the sale of our Burwood property.

Financing activities

The $28.0 million of cash used in financing activities in 2015 was primarily due to a repayment of debt in the amount of $24.7 million, as well as $3.1 million used in our stock buyback program and $201,000 as part of share option transactions.

In 2014, the $3.2 million cash used in financing activities was primarily due to a $4.1 million used in our stock buyback program, offset by $1.0 million of proceeds from the exercising of employee stock options.

Future liquidity and capital resources

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At December 31, 2015, our consolidated cash and cash equivalents totaled $19.7 million. Of this amount, $6.8 million and $3.6 million were held by our Australian and New Zealand subsidiaries, respectively. Our intention is to reinvest indefinitely Australian earnings but not reinvest indefinitely New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional income taxes upon repatriation.

Our working capital deficiency increased from $15.1 million at December 2014 to $38.5 million at December 2015. This was due to a $30.5 million reduction in cash primarily due to surplus cash being used to pay down long term debt. This was partially offset by a reduction in short term debt due to the refinancing of the Westpac Corporate Credit facility and the Union Square loan, which is no longer current.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt.  The Company had $59.9 million unused capacity of available corporate credit facilities at December 31, 2015.  In addition, we have $6.0 million and $10.3 million unused capacity for certain Cinema 1,2,3 uses and construction funding for New Zealand, respectively.

We expect to refinance the $15.0 million Cinema 1,2,3 Term Loan prior to its maturity date of July 1, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of December 31, 2015:

(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Notes payable	$15,000	$10,500	$21,184	$56,344	$--	$--	$103,028
Subordinated debt	--	--	--	--	--	27,913	27,913
Pension liability	1,539	684	684	684	684	3,500	7,775
Lease obligations	30,117	29,998	26,087	23,374	16,712	122,129	248,417
Estimated interest on debt(1)	4,511	4,230	3,629	2,642	1,196	7,775	23,984
Total	$51,167	$45,412	$51,584	$83,044	$18,592	$161,317	$411,117

(1)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims.

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is usually entitled to recover its attorneys’ fees, which recoveries typically work out to be approximately 60% of the amounts actually spent where first-class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings. Please refer to Item 3 – Legal Proceedings in this report for more information.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

FINANCIAL RISK MANAGEMENT

Currency and interest rate risk

The Company’s objective in managing exposure to foreign currency and interest rate fluctuations is to reduce volatility of earnings and cash flows in order to allow management to focus on core business issues and challenges.

We currently manage our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services, as well as borrowing in local currencies to match revenues and expenses. Since we intend to conduct business on a self-funding basis, (except for funds used to pay an appropriate share of our U.S. corporate overhead), we do not believe the currency fluctuations present a material risk to the Company.  As such, we do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

Our U.S. operations are funded in part by the operational results of Australia and New Zealand, and fluctuations in these foreign currencies affect such funding.  As we continue to progress with our acquisition and development activities in Australia and New Zealand, the effect of variations in currency values will likely increase.

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

Accounting Pronouncements Adopted and Issued During 2015

Please see Note 2 – Summary of Significant Accounting Policies – Accounting Pronouncements Adopted and Issued During 2015 to our consolidated financial statements for information regarding new accounting pronouncements adopted and issued in 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the consolidated financial statements.

Impairment of long-lived assets, including goodwill and intangible assets

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

Pursuant to US GAAP, we review internal management reports on a monthly basis as well as monitoring current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment, and we also take into consideration the seasonality of our business. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.

For certain non-income producing properties, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.  No impairment losses were recorded for the years ended December 31, 2015, 2014 or 2013.

Pursuant to US GAAP, goodwill and intangible assets are evaluated annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value. There are significant assumptions and estimates used in determining the present value.  The most significant assumptions include our estimated future cash flow, cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates. There was no impairment for the goodwill and intangible assets for the years ended December 31, 2015, 2014, and 2013.

Tax valuation allowance and obligations

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2015, we had recorded approximately $37.1 million of deferred tax assets (net of $13.4 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards and tax credit carry-forwards. These deferred tax assets were offset by a valuation allowance of $11.5 million resulting in a net deferred tax asset of $25.6 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income. There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry-forwards and tax credit carry-forwards.

Legal and environmental obligations

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain of title of properties that may suffer from contamination.  Accordingly, certain of these subsidiaries have, from time-to-time, been named in, and may in the future be named in, various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time-to-time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time-to-time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second-hand exposure to asbestos, coal dust, and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

From time-to-time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.

All of these matters require that we make judgments based on the facts known to us. These judgments are inherently uncertain and can change significantly when additional facts become known. We provide accruals for matters that are either probably or reasonably possible and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds are received by us.

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

At December 31, 2015, approximately 46% and 19% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $10.4 million in cash and cash equivalents.  At December 31, 2014, approximately 44% and 21% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $40.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $16.5 million for the year ended December  31, 2015.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 75% and 52% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $13.0 million and $3.7 million, respectively, and the change in our net income for the year would be $1.9 million and $102,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $14.6 million and $31.1 million as of December 31, 2015 and 2014, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $658,000 increase or decrease in our 2015 interest expense.

Item 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reading International, Inc.

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31,  2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries as of December 31,  2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31,  2015, based on criteria established in the 2013 Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2016 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California

April 29, 2016

Reading International, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2015 and 2014

(U.S. dollars in thousands, except share data)

	December 31,	December 31,
	2015	2014(1)
ASSETS
Current Assets:
Cash and cash equivalents	$19,702	$50,248
Receivables	10,036	11,348
Inventory	1,122	1,010
Investment in marketable securities	51	54
Restricted cash	160	1,433
Prepaid and other current assets	5,429	3,426
Land held for sale-current	421	10,112
Total current assets	36,921	77,631

Operating property, net	210,298	186,889
Land held for sale-non current	37,966	42,588
Investment and development property, net	23,002	26,124
Investment in unconsolidated joint ventures and entities	5,370	6,169
Investment in Reading International Trust I	838	838
Goodwill	19,715	21,281
Intangible assets, net	9,889	11,486
Deferred tax asset, net	25,649	22,267
Other assets	5,443	6,313
Total assets	$375,091	$401,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$23,638	$19,517
Film rent payable	9,291	9,328
Debt – current portion	15,000	38,104
Taxes payable	5,275	4,593
Deferred current revenue	14,591	14,239
Other current liabilities	7,640	6,969
Total current liabilities	75,435	92,750

Debt – long-term portion	88,028	98,019
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	16,457	17,045
Other liabilities	30,062	33,561
Total liabilities	237,895	269,288
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,831,113 issued and 21,654,302 outstanding at December 31, 2015 and 32,537,008
issued and 21,741,586 outstanding at December 31, 2014	229	228
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2015 and 1,495,490 issued and
outstanding at December 31, 2014	17	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2015 and 2014	--	--

Additional paid-in capital	143,815	140,237
Accumulated deficit	(9,478)	(32,251)
Treasury shares	(13,524)	(8,582)
Accumulated other comprehensive income	11,806	28,039
Total Reading International, Inc. stockholders’ equity	132,865	127,686
Noncontrolling interests	4,331	4,612
Total stockholders’ equity	137,196	132,298
Total liabilities and stockholders’ equity	$375,091	$401,586

See accompanying notes to consolidated financial statements.

(1) Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 2 – Significant Accounting Policies – Reclassifications).

Reading International, Inc. and Subsidiaries

Consolidated Statements of Operations for the Three Years Ended December 31,  2015

(U.S. dollars in thousands, except share and per share data)

	2015	2014(1)	2013(1)
Revenue
Cinema	$242,281	$237,861	$239,418
Real estate	15,042	16,887	18,803
Total revenue	257,323	254,748	258,221
Costs and expenses
Cinema	(190,007)	(188,435)	(193,206)
Real estate	(10,948)	(9,770)	(10,830)
Depreciation and amortization	(14,562)	(15,468)	(15,197)
General and administrative	(18,652)	(18,902)	(18,053)
Total costs and expenses	(234,169)	(232,575)	(237,286)
Operating income	23,154	22,173	20,935
Interest income	1,268	662	407
Interest expense	(8,572)	(9,662)	(10,444)
Net gain (loss) on sale of assets	11,023	25	(56)
Other income (expense)	(440)	1,646	1,876
Income before income taxes and equity earnings of unconsolidated joint ventures and entities	26,433	14,844	12,718
Equity earnings of unconsolidated joint ventures and entities	1,204	1,015	1,369
Income before income taxes	27,637	15,859	14,087
Income tax benefit (expense)	(4,943)	9,785	(4,942)
Net income	$22,694	$25,644	$9,145
Less: Net income (loss) attributable to noncontrolling interests	(79)	(57)	104
Net income attributable to Reading International, Inc. common shareholders	$22,773	$25,701	$9,041
Basic income per share attributable to Reading International, Inc. shareholders	$0.98	$1.10	$0.39
Diluted income per share attributable to Reading International, Inc. shareholders	$0.97	$1.08	$0.38
Weighted average number of shares outstanding–basic	23,293,696	23,431,855	23,348,003
Weighted average number of shares outstanding–diluted	23,495,618	23,749,221	23,520,271

See accompanying notes to consolidated financial statements.

(1) Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 2 – Significant Accounting Policies – Reclassifications).

Reading International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31,  2015

(U.S. dollars in thousands)

	2015	2014(1)	2013
Net income	$22,694	$25,644	$9,145
Cumulative foreign currency adjustment	(16,488)	(14,255)	(19,368)
Unrealized income on available for sale investments	2	--	--
Accrued pension service benefit (costs)	207	738	(593)
Comprehensive income (loss)	$6,415	$12,127	$(10,816)
Less: Net income (loss) attributable to noncontrolling interests	(79)	(57)	104
Less: Comprehensive loss attributable to noncontrolling interests	(46)	(41)	(107)
Comprehensive income (loss) attributable to Reading International, Inc.	$6,540	$12,225	$(10,813)

See accompanying notes to consolidated financial statements.

(1) Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 2 – Significant Accounting Policies – Reclassifications).

Reading International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2015

(In thousands)

	Common Stock							Accumulated	Reading
		Class A		Class B	Additional			Other	International Inc.		Total
	Class A	Par	Class B	Par	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Income/(Loss)	Equity	Interests	Equity
At January 1, 2013	21,588	$223	1,495	$15	$136,754	$(66,993)	$(4,512)	$61,369	$126,856	$4,098	$130,954
Net income	--	--	--	--	--	9,041	--	--	9,041	104	9,145
Other comprehensive loss	--	--	--	--	--	--	--	(19,854)	(19,854)	(107)	(19,961)
Stock option and restricted stock compensation expense	--	2	--	--	948	--	--	--	950	--	950
In-kind exchange of stock for the exercise of options, net issued	22	--	--	--	--	--	--	--	--	--	--
Class A common stock issued for stock bonuses and options exercised	280	--	--	--	248	--	--	--	248	--	248
Conversion of noncontrolling interest to equity	--	--	--	--	(101)	--	--	--	(101)	101	--
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	2,513	2,513
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(2,102)	(2,102)
At December 31, 2013	21,890	$225	1,495	$15	$137,849	$(57,952)	$(4,512)	$41,515	$117,140	$4,607	$121,747
Net income (loss)	--	--	--	--	--	25,701	--	--	25,701	(57)	25,644
Other comprehensive loss	--	--	--	--	--	--	--	(13,476)	(13,476)	(41)	(13,517)
Stock option and restricted stock compensation expense	--	3	--	--	1,410	--	--	--	1,413	--	1,413
Stock repurchase plan	(432)	--	--	--	--	--	(4,070)	--	(4,070)	--	(4,070)
Class A common stock issued for stock bonuses and options exercised	283	--	--	--	978	--	--	--	978	--	978
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	327	327
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(224)	(224)
At December 31, 2014	21,741	$228	1,495	$15	$140,237	$(32,251)	$(8,582)	$28,039	$127,686	$4,612	$132,298
Net income (loss)	--	--	--	--	--	22,773	--	--	22,773	(79)	22,694
Other comprehensive loss	--	--	--	--	--	--	--	(16,233)	(16,233)	(46)	(16,279)
Stock option and restricted stock compensation expense	7	--	--	--	1,458	--	--	--	1,458	--	1,458
Stock repurchase plan	(240)	--	--	--	--	--	(3,110)	--	(3,110)	--	(3,110)
Class A common stock issued for stock bonuses and options exercised	235	2	-	--	490	--	--	--	492	--	492
In-kind exchange of stock for the exercise of options, net issued	(89)	(1)	185	2	1,630	--	(1,832)	--	(201)	--	(201)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	17	17
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(173)	(173)
At December 31, 2015	21,654	$229	1,680	$17	$143,815	$(9,478)	$(13,524)	$11,806	$132,865	$4,331	$137,196

See accompanying notes to consolidated financial statements.

X

Reading International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2015

(U.S. dollars in thousands)

	2015	2014(1)	2013(1)
Operating Activities
Net income	$22,694	$25,644	$9,145
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign currency transactions	--	--	(415)
Equity earnings of unconsolidated joint ventures and entities	(1,204)	(1,015)	(1,369)
Distributions of earnings from unconsolidated joint ventures and entities	1,074	857	1,095
(Gain) loss on sale of assets	(11,023)	(25)	56
Gain on cinema acquisition and settlement	--	--	(1,359)
Change in net deferred tax assets	(4,067)	(14,029)	2,198
Depreciation and amortization	14,562	15,468	15,197
Other amortization	919	2,077	2,601
Stock based compensation expense	1,458	1,413	950
Net change in:
Receivables	620	(2,753)	281
Prepaid and other assets	(2,386)	(493)	(16)
Accounts payable and accrued expenses	6,479	148	556
Film rent payable	282	3,117	133
Taxes payable	(631)	(4,743)	(3,294)
Deferred revenue and other liabilities	(203)	2,677	(576)
Net cash provided by operating activities	28,574	28,343	25,183
Investing Activities
Cash received from cinema acquisition	--	--	1,936
Purchases of and additions to operating property	(53,119)	(14,914)	(20,082)
Change in restricted cash	1,292	(614)	1,609
Proceeds from notes receivable	--	--	2,000
Distributions of investment in unconsolidated joint ventures and entities	228	208	395
Proceeds from sale of property	21,889	5,422	--
Proceeds from time deposits	--	--	8,000
Net cash used in investing activities	(29,710)	(9,898)	(6,142)
Financing Activities
Repayment of long-term borrowings	(35,239)	(7,140)	(28,121)
Proceeds from borrowings	10,500	8,173	12,500
Capitalized borrowing costs	(248)	(1,320)	(563)
Repurchase of Class A Nonvoting Common Stock	(3,310)	(4,070)	--
Proceeds from the exercise of stock options	492	978	248
Noncontrolling interest contributions	17	327	263
Noncontrolling interest distributions	(173)	(223)	(2,102)
Net cash used in financing activities	(27,961)	(3,275)	(17,775)
Effect of exchange rate on cash	(1,449)	(2,618)	(2,101)
Increase (decrease) in cash and cash equivalents	(30,546)	12,552	(835)
Cash and cash equivalents at the beginning of the period	50,248	37,696	38,531
Cash and cash equivalents at the end of the period	$19,702	$50,248	$37,696
Supplemental Disclosures
Interest paid	$9,023	$9,504	$6,953
Income taxes paid, net	8,553	6,407	5,903
Non-Cash Transactions
Lease make-good accrual	$1,314	$4,385	$--
Contribution from noncontrolling shareholder in exchange for debt reduction - related party	--	--	2,250
Conversion of noncontrolling interest to equity	--	--	101
In-kind exchange of stock for the exercise of options, net	1,833	--	301

See accompanying notes to consolidated financial statements.

(1) Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 2 – Significant Accounting Policies – Reclassifications).

Reading International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31,  2015

_____________________________________________________________________________________________________________________________________

NOTE 1 – Description of Business and Segment Reporting

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999, and, following the consummation of a consolidation transaction on December 31, 2001, is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”).  Our businesses consist primarily of:

•	Development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand; and
•	Development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States

Reported below are the operating segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer.  In addition to the cinema exhibition and real estate activities, we have acquired, and continue to hold, raw land in urban and suburban centers in Australia, New Zealand, and the United States as part of our real estate activities.

The tables below summarize the results of operations for each of our business segments.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	2015			2014			2013
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue	$242,281	$21,579	$263,860	$237,861	$24,348	$262,209	$239,418	$26,456	$265,874
Inter-segment elimination(1)	--	-	(6,537)	--	-	(7,461)	--	--	(7,653)
Total revenue	242,281	21,579	257,323	237,861	24,348	254,748	239,418	26,456	258,221
Operating expense
Cost of services and products (excluding depreciation and amortization)	(196,544)	(10,948)	(207,492)	(195,896)	(9,770)	(205,666)	(200,859)	(10,830)	(211,689)
Inter-segment elimination(1)	-	--	6,537	-	--	7,461	-	--	7,653
Total cost of services and products	(196,544)	(10,948)	(200,955)	(195,896)	(9,770)	(198,205)	(200,859)	(10,830)	(204,036)
Depreciation and amortization	(11,161)	(3,107)	(14,268)	(11,047)	(4,061)	(15,108)	(10,741)	(4,023)	(14,764)
General and administrative expense	(3,000)	(728)	(3,728)	(3,575)	(1,042)	(4,617)	(3,273)	(644)	(3,917)
Total operating expense	(210,705)	(14,783)	(218,951)	(210,518)	(14,873)	(217,930)	(214,873)	(15,497)	(222,717)
Segment operating income	$31,576	$6,796	$38,372	$27,343	$9,475	$36,818	$24,545	$10,959	$35,504

(1) Inter-segment eliminations relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2015	2014	2013
Segment operating income	$38,372	$36,818	$35,504
Unallocated corporate expense:
Depreciation and amortization expense	(294)	(360)	(433)
General and administrative expense	(14,924)	(14,285)	(14,136)
Interest expense, net	(7,304)	(9,000)	(10,037)
Equity earnings of unconsolidated joint ventures and entities	1,204	1,015	1,369
Gain (loss) on sale of assets	11,023	25	(56)
Other income (expense)	(440)	1,646	1,876
Income before income taxes	$27,637	$15,859	$14,087

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
By segment:
Cinema	$107,808	$107,695	$120,709
Real estate	219,813	219,737	226,926
Corporate (1)	47,470	74,154	39,172
Total assets	$375,091	$401,586	$386,807
By country:
United States	$131,965	$141,768	$110,677
Australia	173,227	178,202	196,050
New Zealand	69,899	81,616	80,080
Total assets	$375,091	$401,586	$386,807

(1) Includes cash and cash equivalents of $19.7million, $50.2 million, and $37.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table sets forth our operating properties by country:

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Australia	$106,985	$87,536	$97,240
New Zealand	36,526	39,800	36,319
United States	66,787	59,553	58,101
Total operating property	$210,298	$186,889	$191,660

The table below summarizes capital expenditures for the three years ended December 31, 2015:

(Dollars in thousands)	2015	2014	2013
Segment capital expenditures	$52,989	$14,310	$19,910
Corporate capital expenditures	130	604	172
Total capital expenditures	$53,119	$14,914	$20,082

NOTE 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of RDI and its wholly-owned subsidiaries include the accounts of RDGE, CRG, and CDL.  Also consolidated are Australia Country Cinemas Pty, Limited, a company in which we own a 75% interest and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia, Sutton Hill Properties, LLC, a company in which we own a 75% interest and whose only asset is the fee interest in the Cinemas 1,2,3, and Shadow View Land and Farming, LLC in which we own a 50% controlling membership interest and whose only asset is a 202-acre land parcel in Coachella, California.

Our investment interests are accounted for as unconsolidated joint ventures and entities, and accordingly, our unconsolidated joint ventures and entities in 20% to 50% owned companies are accounted for on the equity method. These investment interests include our:

•

25% undivided interest in the unincorporated joint venture that owns 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan;

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

Reclassifications

Certain reclassifications have been made in the 2014 and 2013 financial statements and notes to conform to the 2015 presentation. These changes include combining certain long-term debt items in the 2014 consolidated balance sheet, changing the line item presentation of “Equity earnings of unconsolidated joint ventures and entities” in the 2014 and 2013 consolidated statements of operations, reclassifying certain amounts in the 2014 consolidated statement of comprehensive income, reclassifying certain current deferred tax balances (see Accounting Pronouncements Adopted and Issued During 2015) and combining certain amortization items in the 2014 and 2013 consolidated statements of cash flows. These changes had no impact on our 2014 financial position, or our 2014 and 2013 results of operations and cash flows as previously reported.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include projections we make regarding the recoverability of our assets, valuations of our interest swaps and the recoverability of our deferred tax assets. Actual results may differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for which cost approximates fair value.

Receivables

Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets, concessions, or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily made up of the goods and services tax refund receivable from our Australian taxing authorities and the management fee receivable from the managed cinemas and property damage insurance recovery proceeds. We have no history of significant bad debt losses and we have established an allowance for accounts that we deem uncollectible.

Investment in Marketable Securities

Our investment in Marketable Securities includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  Available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.  Premiums and discounts of any debt instruments are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  We evaluate our available for sale securities for other than temporary impairments at the end of each reporting period. These investments have a cumulative unrealized gain of $12,000 included in other comprehensive income at December 31, 2015. For the years ended December 31, 2015, 2014, and 2013, our net unrealized losses were $2,000,  $1,000, and $0, respectively.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

Inventory

Inventory is composed of concession goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2015 and 2014, our restricted cash balance was $160,000 and $1,433,000, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If quoted prices in an active market are available, fair value is determined by reference to these prices. If quoted prices are not available, fair value is determined by valuation models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, and credit curves. Additionally, we may reference prices for similar instruments, quoted prices or recent transactions in less active markets. We use prices and inputs that are current as of the measurement date.

Level 1: Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Unobservable inputs that are supported by little or no market activity may require significant judgment in order to determine the fair value of the assets and liabilities.

The use of observable and unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this document.

Recurring Fair Value Measurements

Cash Equivalents

Our cash equivalents mainly include money market funds and term deposits.

Investments in Marketable Securities

Investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

Derivatives

Derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.

Nonrecurring Fair Value Measurements

Goodwill, Other Intangible Assets, and Long-Lived Assets

Refer to the “Goodwill, Other Intangible Assets and Long-Lived Assets” below for a description of valuation methodology used for fair value measurements of goodwill, intangible assets and long-lived assets.

Debt

Debt includes our secured and unsecured notes payable, trust preferred securities and other debt instruments.  The borrowings are valued based on discounted cash flow models that incorporate appropriate market discount rates. We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions.  These credit spreads take into account factors such as our credit rate, debt maturity, types of borrowings, and the loan-to-value ratios of the debt.

Fair Value of Financial Instruments

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and film rent payable approximate fair value due to their short-term maturities.

Derivative Financial Instruments

We carry all derivative financial instruments on our consolidated balance sheets at fair value.  Derivatives are generally executed for interest rate management purposes but are not designated as hedges.  Therefore, changes in market values are recognized in current earnings.

Operating property

Operating property consists of land, buildings and improvements, leasehold improvements, fixtures and equipment which we use to derive operating income associated with our two business segments, cinema exhibition and real estate.  Buildings and improvements, leasehold improvements, fixtures and equipment are initially recorded at the lower of cost or fair market value and depreciated over the useful lives of the related assets.  Land is not depreciated.

Investment and Development Property

Investment and development property consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs that we are either holding for development, currently developing, or holding for investment appreciation purposes.  These properties are initially recorded at the lower of cost or fair market value.  Within investment and development property are building and improvement costs directly associated with the development of potential cinemas (whether for sale or lease), the development of entertainment-themed centers (“ETCs”), or other improvements to real property. As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets. We cease capitalization on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed.

Goodwill, Other Intangible Assets and Long-Lived Assets

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets and finite lived intangible assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.

For certain non-income producing properties, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets. No impairment losses were recorded for long-lived and finite lived intangible assets for the years ended December 31, 2015, 2014 or 2013.

Goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates. No impairment losses were recorded for goodwill and indefinite lived intangible assets for the years ended December 31, 2015, 2014, and 2013.

Variable Interest Entity

The Company enters into relationships or investments with other entities that may be a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Reading International Trust I is a VIE. It is not consolidated in our financial statements but instead accounted for under the equity method of accounting because we are not the primary beneficiary. We carry our investment in the Reading International Trust I using the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of the entity. We eliminate transactions with an equity method entity to the extent of our ownership in such an entity.  Accordingly, our share of net income/(loss) of this equity method entity is included in consolidated net income/(loss). We have no implicit or explicit obligation to further fund our investment in Reading International Trust I.

Properties Held for Sale

When a property is classified as held for sale, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.

Revenue Recognition

Revenue from cinema ticket sales and concession sales are recognized when sold. Revenue from gift certificate sales is deferred and recognized when the certificates are redeemed. Rental revenue is recognized on a straight-line basis.

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and/or financing are amortized over the respective term of the lease or loan on a straight-line basis.  Direct costs incurred in connection with financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized on the effective interest method.  Net deferred financing costs are included in prepaid and other assets (see Note 8 – Prepaid and Other Assets)

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $2.3 million, $2.1 million, and $3.4 million for the years ended December 2015, 2014, and 2013, respectively.

Legal Settlement Income/Expense

For the years ended December 31, 2015, 2014, and 2013, we recorded gains/(losses) on the settlement of litigation of ($495,000),  ($83,000), and ($285,000), respectively, included in other income/(expense).  Also included in other income/(expense) for the year ended December 31, 2013, was a $1.4 million net gain on acquisition and settlement (see Note 4 – Acquisitions, Disposals, and Assets Held for Sale).

Depreciation and Amortization

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are generally as follows:

Building and improvements	15-40 years
Leasehold improvements	Shorter of the life of the lease or useful life of the improvement
Theater equipment	7 years
Furniture and fixtures	5 – 10 years

Translation Policy

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

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the Australian dollar to the U.S. dollar were $0.7286,  $0.8173 and $0.8929 as of December 31, 2015,  2014 and 2013 respectively. The exchange rates of the New Zealand dollar to the U.S. dollar were $0.6842,  $0.7796 and $0.8229 as of December 31, 2015,  2014 and 2013 respectively.

Income Taxes

We account for income taxes under an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and are classified as noncurrent on the balance sheets in accordance with current US GAAP (see Accounting Pronouncements Adopted and Issued During 2015 below). Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable (refundable) for the period and the change during the period in deferred tax assets and liabilities.

In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies. We then include assumptions about the amount of projected future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income/(loss). In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Earnings Per Share

The Company presents both basic and diluted earnings per share amounts. Basic EPS is calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year, which is calculated using the treasury-stock method for equity-based awards. Common equivalent shares are excluded from the computation of diluted EPS in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation

Real Estate Purchase Price Allocation

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

These assessments have a direct impact on revenue and net income. If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis.  Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above-market would be amortized monthly as a direct reduction to rental revenue and ultimately reduce the amount of net income.

Business Acquisition Valuations

The assets and liabilities of businesses acquired are recorded at their respective preliminary fair values as of the acquisition date.  Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.  We use independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We also perform valuations and physical counts of property, plant and equipment, valuations of investments and the involuntary termination of employees, as necessary.  Costs in excess of the net fair values of assets and liabilities acquired are recorded as goodwill.

We record and amortize above-market and below-market operating leases assumed in the acquisition of a business in the same way as those under real estate acquisitions.

The fair values of any other intangible assets acquired are based on the expected discounted cash flows of the identified intangible assets. Finite lived intangible assets are amortized using the straight-line method of amortization over the expected period in which those assets are expected to contribute to our future cash flows.  We do not amortize indefinite lived intangibles and goodwill.

Out-of-Period Adjustment

In the fourth quarter of fiscal year 2015, we recorded out-of-period adjustments of $514,000 to decrease our income tax expenses in our consolidated statements of operations. The adjustments, which increased deferred tax asset by $2,116,000, increased additional paid in capital by $793,000, increased other comprehensive income by $1,859,000 and decreased other non-current liabilities by $1,050,000, were made to correct our income tax and related equity and liability accounts.  Of the $514,000 adjustment to decrease the income tax expense in 2015, $1,286,000 relates to the adjustment that should have been recorded in 2014, thus reducing our income tax benefit by this amount.  The remaining $1,800,000 relates to income taxes pertaining to years prior to 2014 cumulatively, that would have increased our deferred tax asset by such amount.  We determined that the adjustments did not have a material impact to our current or prior period consolidated financial statements.

Accounting Pronouncements Adopted and Issued During 2015

Adopted:

On January 1, 2015, the Company adopted changes issued by the Financial Accounting Standards Board’s (“FASB”) to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. In addition, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of these changes had no material impact on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740) -Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheets. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We early adopted this ASU as of December 31, 2015 on a retrospective basis and included the current portion of deferred tax assets within the noncurrent portion of deferred tax assets within our consolidated balance sheets as of December 31, 2015 and 2014. There was no impact on our results of operations as a result of the adoption of this ASU.

Issued:

On February 25, the FASB released ASU 2016-02, Leases, completing its project to overhaul lease accounting. The ASU codifies ASC 842, Leases, which will replace the guidance in ASC 840. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, effective for the Company on January 1, 2018. The ASU mainly relates to accounting for equity investments (except those accounted for under the equity method or those that result in consolidation of the investee), financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, effective for the Company on January 1, 2016.  Under the ASU, an acquirer in a business combination transaction must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.  The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU states that the Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under the line-of-credit arrangement. These changes become effective for the Company on January 1, 2016. The adoption of these standards is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under US GAAP.  Under the new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The new standard becomes effective for the Company on January 1, 2018. Early adoption is permitted but cannot be earlier than January 1, 2017. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated financial statements.  While we believe the proposed guidance will not have a material impact on our business because our revenue predominantly comes from movie ticket sales and concession purchases, we plan to complete the analysis to ensure that we are in compliance prior to the effective date.

NOTE 3 – Earnings Per Share

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2015

(Dollars in thousands, except share and per share data)	2015	2014	2013
Numerator:
Net income attributable to RDI common stockholders	$22,773	$25,701	$9,041
Denominator:
Weighted average shares of common stock – basic	23,293,696	23,431,855	23,348,003
Weighted average dilutive impact of stock-based awards	201,922	317,366	172,268
Weighted average shares of common stock – diluted	23,495,618	23,749,221	23,520,271
Basic EPS attributable to RDI common stockholders	$0.98	$1.10	$0.39
Diluted EPS attributable to RDI common stockholders	$0.97	$1.08	$0.38
Awards excluded from diluted EPS	-	248,750	528,850

NOTE 4 – Acquisitions, Disposals, and Assets Held for Sale

2015 Transactions

Doheny Condo, Los Angeles

On February 25, 2015 we sold our Los Angeles Condo for $3.0 million resulting in a $2.8 million gain on sale.

Taupo, New Zealand

On April 1, 2015, we entered into two definitive purchase and sale agreements to sell our properties in Taupo, New Zealand for a combined sales price of $2.3 million (NZ$3.4 million).  The first agreement relates to a property with a sales price of $1.6 million (NZ$2.2 million) and a book value of $1.3 million (NZ$1.8 million), which closed on April 30, 2015 when we received the sales price in full. The other agreement relates to a property with a sales price of $821,000  (NZ$1.2 million) and a book value of $421,000  (NZ$615,000) with a closing date of March 31, 2016. This property is classified as held for sale as of December 31, 2015. Only the first transaction qualifies as a sale under US GAAP and New Zealand tax.

Newmarket, Australia

On November 30, 2015, we completed the purchase of an approximately 23,000 square foot parcel adjacent to our existing Newmarket shopping center in Brisbane, Australia for a total consideration of $5.5 million (AU$7.6 million).  The acquired land has an existing office building which was vacant at the time of purchase completion.  We intend, over time, to integrate this property into our Newmarket development thereby increasing our footprint from approximately 204,000 to 227,000 square feet.   The terms and circumstances of this acquisition were not considered to meet the definition of a business combination in accordance with US GAAP.

Cannon Park, Queensland, Australia

On December 23, 2015, we completed a 100% acquisition of two adjoining ETCs in Townsville, Queensland, Australia for a total of $24.3 million (AU$33.6 million) in cash. The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet. The Cannon Park City Centre is anchored by a Reading Cinema, which is operated by Reading International’s 75% owned subsidiary, Australia Country Cinemas, in which we have a 75% interest, and has three mini-major tenants and ten specialty family oriented restaurant tenants. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. The properties are located approximately 6 miles from downtown Townsville, the second largest city in Queensland, Australia. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.

The acquired assets consist primarily of the land and buildings, which is approximately 98% leased to existing tenants. Tenancies range from having 9 months to 8 years left to run on their leases.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The Company is in the process of finalizing its allocation and this may result in potential adjustments within the 1-year measurement period from acquisition date. These fair value estimates of the land and building assets acquired have been allocated to the acquired tangible assets. We did not identify any intangible assets or liabilities (above and below-market leases) at the date of acquisition. There was no goodwill recorded as the purchase price did not exceed the fair value estimates of the net acquired assets. Our preliminary purchase price allocation is as follows:

(Dollars in thousands)	US Dollars	AU dollars
Prepaid assets	$28	38
Property & Equipment:
Land	7,609	10,500
Building	16,712	23,060
Total purchase price	$24,349	33,598

The revenue and earnings from this acquisition, since the acquisition date as included in the consolidated statement of operations for the year ended December 31, 2015, were not significant. Based on the available information provided to us and after exhausting significant efforts to satisfy the pro-forma disclosure requirements assuming the business acquisition happened at the beginning of the year, the Company concluded it to be impracticable to determine and disclose the full-year pro forma combined revenue and earnings for 2015 and 2014.

2014 Transactions

Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $47.5 million (AU$65.0 million).

We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $42.6 million (AU$58.5 million) is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sales price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.

Our book value in the property is $38.0 million (AU$52.1 million) and while the transaction was treated as a current sale for tax purposes in 2014, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset is classified as long-term land held for sale on the consolidated balance sheets as of December 31, 2015 and 2014.

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

Moonee Ponds, Australia

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sales price of $17.5 million (AU$23.0 million) payable in full upon closing of the transaction on April 16, 2015.  In accordance with the requirements under US GAAP, we recognized a gain of $8.0 million (AU$10.3 million) in the second quarter of 2015 upon the receipt of sale proceeds on April 16, 2015.

NOTE 5 – Property and Equipment

Operating Property, Net

Property associated with our operating activities is summarized as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Land	$70,063	$62,024
Building and improvements	126,622	120,913
Leasehold improvements	46,874	46,813
Fixtures and equipment	112,423	107,286
Construction-in-progress	7,825	4,681
Total cost	363,807	341,717
Less: accumulated depreciation	(153,509)	(154,828)
Operating property, net	$210,298	$186,889

Depreciation expense for operating property was $13.6 million, $14.4 million, and $14.0 million for 2015, 2014, and 2013, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Land	$21,434	$23,833
Construction-in-progress (including capitalized interest)	1,568	2,291
Investment and development property, net	$23,002	$26,124

NOTE 6 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting, except for Rialto Distribution as described below.  The table below summarizes our investments in unconsolidated joint ventures and entities:

(Dollars in thousands)	Interest	December 31, 2015	December 31, 2014
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,276	1,564
Mt. Gravatt	33.3%	4,094	4,605
Total investments		$5,370	$6,169

We recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows:

(Dollars in thousands)	2015	2014	2013
Rialto Distribution	$22	$120	$159
Rialto Cinemas	136	297	221
205-209 East 57th Street Associates, LLC	--	--	(1)
Mt. Gravatt	1,046	598	990
Total equity earnings	$1,204	$1,015	$1,369

Rialto Distribution

Due to significant losses in years past, we determined that the goodwill associated with Rialto Distribution’s investment in the film distribution business was fully impaired. As a result of these losses, as of January 1, 2010, we treat our interest as a cost method interest in an unconsolidated joint venture, and record income based on the distributions we receive.  We have also fully provided for any losses that may result from the bank guarantee that has been given to Rialto Distribution.

Rialto Cinemas

We own an undivided 50.0% interest in the assets and liabilities of the Rialto Entertainment joint venture that owns and operates 2 movie theaters, with 13 screens in New Zealand.

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a sixteen-screen multiplex cinema in Australia.

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”). Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.8 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  A gain on the transfer of our ownership interest in MIL of $268,000 was recognized during 2009 as a result of this transaction.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will receive any distributions from this tail interest. During 2013, we received $191,000 in interest on the promissory note, and, on June 14, 2011, we received $6.8 million of principal and interest owed on this note. We believe that further amounts are owed under the note and we have begun litigation to collect such amounts. Any further collections will be recognized when received.

NOTE 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2014	$16,935	$5,224	$22,159
Foreign currency translation adjustment	(878)	--	(878)
Balance at December 31, 2014	$16,057	$5,224	$21,281
Foreign currency translation adjustment	(1,566)	--	(1,566)
Balance at December 31, 2015	$14,491	$5,224	$19,715

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2015.  The assessment results indicated that there is no impairment to our goodwill as of December 31, 2015.

The tables below summarize intangible assets other than goodwill:

	December 31, 2015
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$26,793	$7,254	$696	$34,743
Less: Accumulated amortization	(20,108)	(4,300)	(446)	(24,854)
Net intangible assets other than goodwill	$6,685	$2,954	$250	$9,889

	December 31, 2014
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$24,150	$7,254	$423	$31,827
Less: Accumulated amortization	(15,989)	(3,929)	(423)	(20,341)
Net intangible assets other than goodwill	$8,161	$3,325	$--	$11,486

We amortize our beneficial leases over the lease period, the longest of which is approximately 24 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our option fee and other intangible assets over 10  years.  For the years ended December 31, 2015, 2014, and 2013, our amortization expense was $1.7 million, $2.0 million, and $2.2 million, respectively. As of December 31, 2015, the estimated amortization expense in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2016	$1,657
2017	1,263
2018	1,148
2019	815
2020	813
Thereafter	4,193
Total future amortization expense	$9,889

NOTE 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Prepaid and other current assets
Prepaid expenses	$879	$1,166
Prepaid taxes	1,023	855
Income taxes receivable	2,137	--
Prepaid rent	1,021	1,033
Deposits	369	369
Other	--	3
Total prepaid and other current assets	$5,429	$3,426

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Deferred financing costs, net	1,828	2,515
Interest rate cap at fair value	1	--
Straight-line rent asset	2,417	2,547
Long-term deposits	63	97
Other	--	20
Total non-current assets	$5,443	$6,313

NOTE 9 - Income Taxes

Income before income tax expense includes the following:

(Dollars in thousands)	2015	2014	2013
United States	$3,284	$2,778	$8,745
Foreign	23,149	12,066	3,973
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	$26,433	$14,844	$12,718
Net (income) expense attributable to noncontrolling interests:
United States	206	200	24
Foreign	(127)	(143)	(128)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	--	--	(1)
Foreign	1,204	1,015	1,370
Income before income tax expense, net of non-controlling interests	$27,716	$15,916	$13,983

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2015	2014	2013
Current income tax expense
Federal	$481	$827	$1,121
State	516	511	432
Foreign	3,120	1,251	1,283
Total	4,117	2,589	2,836
Deferred income tax expense (benefit)
Federal	438	(14,341)	--
State	(971)	(1,234)	--
Foreign	1,359	3,201	2,106
Total	826	(12,374)	2,106
Total income tax expense (benefit)	$4,943	$(9,785)	$4,942

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carry-forwards	$13,286	$9,218
Alternative minimum tax credit carry-forwards	540	3,540
Compensation and employee benefits	5,531	6,625
Deferred revenue	7,657	8,564
Accrued expenses	7,971	7,409
Accrued taxes	3,285	4,264
Land and property	11,264	12,797
Other	1,058	924
Total Deferred Tax Assets	50,592	53,341
Deferred Tax Liabilities:
Intangibles	(2,321)	(3,217)
Cancellation of indebtedness	(2,396)	(3,824)
Notes receivable	(8,696)	(8,097)
Total Deferred Tax Liabilities	(13,413)	(15,138)
Net deferred tax assets before valuation allowance	37,179	38,203
Valuation allowance	(11,530)	(15,936)
Net deferred tax asset	$25,649	$22,267

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  US GAAP presumes that a valuation allowance is required when there is substantial negative evidence about the realization of deferred tax assets, such as a pattern of comprehensive losses in recent years, coupled with facts that suggest such losses may continue.  Because such negative evidence is available for our Puerto Rico, New Zealand and US state operations as of December 31, 2015, we recorded a valuation allowance of $11.5 million.

As of December 31, 2015, we had the following carry-forwards:

•	approximately $1.1 million in U.S. alternative minimum tax credit carry-forwards with no expiration date;
•	approximately $17.5 million in available New Zealand loss carry-forwards with no expiration date;
•	approximately $45 million in New York loss carryforwards expiring in 2034; and,
•	approximately $40 million in New York city loss carryforwards expiring in 2034.

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

We expect no other substantial limitations on the future use of U.S. or foreign loss carry-forwards except as described above.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2015	2014	2013
Expected tax provision	$9,397	$5,571	$4,894
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	(654)	1,252	3,095
Change in valuation allowance	1,531	(17,187)	(3,882)
Indefinite reinvestment assertion	(3,089)	--	--
State and local tax provision	1,113	375	296
State rate and law change	(3,635)	--	--
Prior year adjustments	(514)	--	--
Unrecognized tax benefits	946	700	1,140
Other	(152)	(496)	(601)
Actual tax provision (benefit)	$4,943	$(9,785)	$4,942

The undistributed earnings of the Company's Australian subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with a hypothetical calculation.

As part of current taxes payable, we have accrued $2.5 million in connection with federal and state liabilities arising from the “Tax Audit/Litigation” matter which has now been settled (see Note 12 – Commitments and Contingencies).

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2015, 2014, and 2013:

(Dollars in thousands)	2015	2014	2013
Unrecognized tax benefits – gross beginning balance	$3,760	$2,160	$2,171
Gross increases – prior period tax provisions	6,679	1,600	(11)
Gross increases – current period tax positions	583	--	--
Unrecognized tax benefits – gross ending balance	$11,022	$3,760	$2,160

We record interest and penalties related to income tax matters as part of income tax expense.

We had approximately $10.8 million and $11.4 million of gross tax benefits as of the adoption date and December 31, 2007, respectively, plus $1.7 million and $2.3 million of tax interest unrecognized on the financial statements as of each date, respectively.  The gross tax benefits mostly reflect operating loss carry-forwards and the IRS “Tax Audit/Litigation” case described below in Note 12 – Commitments and Contingencies.

During the period January 1, 2013 to December 31, 2013 we recorded a decrease to tax interest of approximately $1.4 million, resulting in a total balance of $1.8 million in interest. During the period January 1, 2014 to December 31, 2014, we recorded an increase to tax interest of $3.6 million, resulting in a total balance of $5.4 million in interest. During the period January 1, 2015 to December 31, 2015, we recorded an increase to tax interest of $0.5 million, resulting in a total $5.9 million in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2016, revaluation of current uncertain tax positions, and expiring statutes of limitations.

Generally, changes to our federal and most state income tax returns for the calendar year 2010 and earlier are barred by statutes of limitations. Certain U.S. subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us. These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years. Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 12 – Commitments and Contingencies. New Zealand tax returns for the Reading New Zealand tax consolidated group for 2009 and later are under examination as of December 31, 2015. The income tax returns filed in Australia and Puerto Rico for calendar year 2011 and afterward generally remain open for examination as of December 31, 2015.

NOTE 10 - Debt

The Company’s borrowings, including the impact of interest rate swaps, are summarized below:

	December 31, 2015
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	4.32%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	29,750	2.92%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	2,500	3.42%	3.42%
Cinema 1, 2, 3 Term Loan (USA)	July 1, 2016	15,000	15,000	3.75%	3.75%
Cinema 1, 2, 3 Line of Credit (USA)	July 1, 2016	6,000	--	3.75%	3.75%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	3.00%	3.00%
Union Square Line of Credit (USA)	June 2, 2017	8,000	8,000	3.65%	3.65%
Denominated in FC (2)
NAB Corporate Term Loan (AU)	June 30, 2019	48,452	26,594	3.06%	3.06%
Westpac Corporate Credit Facility (NZ)	March 31, 2018	34,210	13,684	4.45%	4.45%
Total		$207,075	$130,941

 (1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of December 31, 2015.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2015.

	December 31, 2014
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	4.23%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	29,750	2.67%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	--	3.17%	3.17%
Cinema 1, 2, 3 Term Loan (USA)	July 1, 2016	15,000	15,000	3.69%	3.69%
Cinema 1, 2, 3 Line of Credit (USA)	July 1, 2016	6,000	--	3.69%	3.69%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	2.94%	2.94%
Union Square Theatre Term Loan (USA)	May 1, 2015	7,500	6,468	5.92%	5.92%
Denominated in FC (2)
NAB Corporate Term Loan (AU)	June 30, 2019	47,403	47,403	5.04%	7.85%
NAB Corporate Credit Facility (AU)	June 30, 2019	8,173	8,173	5.04%	5.04%
Westpac Corporate Credit Facility (NZ)	March 31, 2015	21,829	21,829	5.80%	5.80%
Total		$201,318	$164,036

 (1) Effective interest rate includes the impact of interest rate derivatives hedging interest rate risk associated with Trust Preferred Securities, Bank of America Credit Facility and NAB Corporate Term Loan.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollar based on the applicable exchange rates as of December 31, 2014.

Debt denominated in USD

Trust Preferred Securities (“TPS”)

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheets.  Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to re-fix the rate at the current market rate at that time. Effective October 28, 2013, we entered into a fixed interest rate swap of $27.9 million at 1.20% plus the 4.00% margin, expiring on October 31, 2017, see Note 15 – Derivative Instruments. There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full. We may pay off the debt after the first five years at 100% of the principal amount without any penalty. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt. The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level. However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a payment of $270,000 in December 2014.

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

During 2015, 2014, and 2013, we paid $1.4 million, $1.4 million, and $1.2 million, respectively, in preferred dividends to the unrelated investors that are included in interest expense. At December 31, 2015 and 2014, we had preferred dividends payable of $198,000 and $194,000, respectively.  Interest payments for this loan are required every three months.

Bank of America Credit Facility

In November 2014, our Bank of America Credit Facility was refinanced from $35.0 million to $55.0 million, bearing an interest rate of LIBOR plus an applicable margin rate (ranging from 3.0% to 2.5%) adjusted quarterly and maturing on November 28, 2019.

Bank of America Line of Credit

In October 2012, Bank of America renewed and increased our existing $3.0 million line of credit (“LOC”) to $5.0 million. The LOC bears an interest rate of 3.0% above LIBOR plus a 0.03% unused line fee and will mature on October 31, 2017.

Cinemas 1,2,3 Term Loan and Line of Credit

In June 2014, our controlled subsidiary Sutton Hill Properties, LLC, refinanced its existing $15.0 million term loan with Sovereign Bank and obtained an additional $6.0 million LOC for the potential acquisition of air rights to add additional density to any redevelopment of the property (collectively, “New Loan”). The New Loan is collateralized by our Cinema 1,2,3 property and any air rights that we may acquire.  The New Loan bears an interest rate of 3.5% above LIBOR and matures on July 1, 2016.

Minetta and Orpheum Theatres Loan

In May 2013, we refinanced our Liberty Theaters loan with a $7.5 million loan, secured by our Minetta and Orpheum theatres, thus releasing the Royal George from the security and leaving it unencumbered. This new loan has a maturity date of June 1, 2018, and an interest rate of 2.75% above LIBOR.  We have an interest rate cap in place to limit the interest rate on the debt at 6.75%.  See Note 15 – Derivative Instruments.

Union Square Theatre Line of Credit

On June 2, 2015, we replaced our Union Square Term Loan with an $8.0 million "non-revolving" LOC with East West Bank, collateralized by our Union Square property.  The LOC bears an interest rate of 2.95% above the 90-day LIBOR and matures on June 2, 2017, with an option to extend for one additional year.

Debt denominated in foreign currencies

Australian NAB Corporate Term Loan and Revolver

On December 23, 2015, we amended our Reading Entertainment Australia Term Loan and Corporate Credit Facility with NAB, from a three-tiered facility comprised of (1) the Bank Bill Discount Facility with a facility limit of AU$61.3 million, an interest rate of

2.35% above the BBSY, and amortization at AU$2.0 million per year; (2) the Bill Discount Facility – Revolving with a facility limit of AU$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion; and (3) the Bank Guarantee Facility with a facility limit of AU$5.0 million, into a corresponding $48.5 million (AU$66.5 million) Revolving Corporate Markets Loan facility. The new facility has an interest rate of 0.95% above BBSY on any outstanding borrowings and an unchanged maturity date of June 30, 2019.  In addition, we will incur a facility fee of 0.95% per annum.  We also have a $3.6 million (AU$5.0 million) Bank Guarantee facility at a rate of 1.90% per annum. The modifications of this particular term loan were not considered to be substantial in accordance with US GAAP.

On June 27, 2014, we refinanced our then existing three-tiered credit facility with NAB. It comprised of (1) the Bank Bill Discount Facility with a facility limit of AU$61.3 million, an interest rate of 2.35% above the BBSY, and amortization at AU$2.0 million per year; (2) the Bill Discount Facility – Revolving with a facility limit of AU$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion; and (3) the Bank Guarantee Facility with a facility limit of AU$5.0 million. All three had an expiry date of June 30, 2019.

New Zealand Corporate Credit Facility

On May 21, 2015, we refinanced our existing New Zealand Corporate Credit Facility with a $34.2 million (NZ$50.0 million) facility with the same bank (Westpac Bank), bearing an interest rate of 1.75% above Bank Bill Bid Rate and maturing on March 31, 2018. The facility is broken into two tranches, one a $23.9 million (NZ$35.0 million) credit facility and the second tranche for a $10.3 million (NZ$15.0 million) facility to be used for construction funding. No amounts have been drawn under the second tranche to be used for construction funding.

As of December 31, 2015, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2016	$15,000
2017	10,500
2018	21,184
2019	56,344
2020	--
Thereafter	27,913
Total future principal loan payments	$130,941

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represents a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

NOTE 11 – Pension and Other Liabilities

Other liabilities including pension are summarized as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Current liabilities
Lease liability(1)	$5,900	$5,900
Accrued pension(2)	1,539	855
Security deposit payable	180	202
Other	21	12
Other current liabilities	$7,640	$6,969
Other liabilities
Straight-line rent liability	$10,823	$9,246
Accrued pension(2)	6,236	6,740
Lease make-good provision	5,228	4,385
Environmental reserve	1,656	1,656
Interest rate swap	156	2,177
Deferred Revenue - Real Estate	4,596	5,083
Acquired leases	866	1,265
Other	501	3,009
Other liabilities	$30,062	$33,561

(1) Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema. See below for more information.

(2) Represents the pension liability associated with the Supplemental Executive Retirement Plan explained below.

Lease Liability - Village East Purchase Option

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires June 1, 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each. Because our late Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $5.9 million presented under other liabilities which accreted up to the $5.9 million liability till July 1, 2013 (see Note 18 – Related Parties and Transactions).  As the option is able to be exercised by SHC starting on July 1, 2013, the lease liability has been classified as part of other current liabilities.
Pension Liability - Supplemental Executive Retirement Plan

On August 29, 2014, the Supplemental Executive Retirement Plan (“SERP”) that was effective since March 1, 2007, was ended and replaced with a new pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million was reversed and replaced with a new pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.3 million discounted at 4.25% over a 15-year term, resulting in a monthly payment of $56,944 payable to the estate of Mr. Jim Cotter Sr.  The discount rate of 4.25% has been applied since 2014 to determine the net periodic benefit cost and plan benefit obligation and is expected to be used in future years. The discounted value of $2.5 million (which is the difference between the estimated payout of $10.3 million and the present value of $7.8 million) will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income, will also be amortized based on the 15-year term.

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $7.8 million and $7.6 million as of December 31, 2015 and 2014, respectively.  The benefits of our pension plans are fully vested and therefore no service costs were recognized 2015 and 2014.  Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Benefit obligation at January 1	$7,595	$7,398
Interest cost	180	255
Actuarial gain	--	(58)
Benefit obligation at December 31	$7,775	$7,595
Funded status at December 31	$(7,775)	$(7,595)

Amounts recognized in the balance sheet consists of:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Current liabilities	$1,539	$855
Other liabilities - Non current	6,236	6,740
	$7,775	$7,595

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Net periodic benefit cost
Interest cost	$180	$209
Amortization of prior service costs	--	254
Amortization of net actuarial gain	207	426
Net periodic benefit cost	$387	$889
Items recognized in other comprehensive income
Net loss	$--	$(58)
Amortization of prior service cost	--	(254)
Amortization of net loss	(207)	(426)
Total recognized in other comprehensive income	$(207)	$(738)

Total recognized in net periodic benefit cost and other comprehensive income	$180	$151

Items not yet recognized as a component of net periodic pension cost consist of the following:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Unamortized actuarial loss	$2,848	$3,055
Accumulated other comprehensive loss	$2,848	$3,055

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000.

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2015:

(Dollars in thousands)	Estimated Future Pension Payments
2016	$1,539
2017	684
2018	684
2019	684
2020	684
Thereafter	3,500
Total pension payments	$7,775

Lease Make-Good Provision

The Company recognizes obligations for future make-good costs relating to its leased premises. Each lease is unique to the negotiated conditions with the lessor, but in general most leases require for the removal of cinema-related assets and improvements.  There are no assets specifically restricted to settle this obligation.

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the table:

(Dollars in thousands)	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014
Opening balance	$4,385	$-
Liabilities incurred during the year	1,314	4,385
Liabilities settled during the year	(381)	-
Accretion expense	212	-
Effect of changes in foreign currency	(302)	-
Ending balance	$5,228	$4,385

NOTE 12 - Commitments and Contingencies

LEASE COMMITMENTS

The Company has entered into various leases for our cinema exhibition segment because most of our cinemas operate in leased facilities.  We also lease office space and equipment under non-cancelable operating leases.  As of December 31, 2015, the remaining terms of these leases, inclusive of options, range from 1 to 35 years.  All of our leases are accounted for as operating leases and we do not have any capital leases as of December 31, 2015.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of cinema revenue with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance, and other costs applicable to the property.  The base rent and contingent rental expenses are summarized as follows:

(Dollars in thousands)	2015	2014	2013
Base rent expense	$30,565	$30,914	$32,054
Contingent rental expense	1,848	1,223	1,302
Total cinema rent expense	$32,413	$32,137	$33,356

Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following:

	Minimum Lease Payments at December 31, 2015
(Dollars in thousands)	Ground Lease	Premises Lease	Equipment Lease	Total
2016	$3,529	$23,894	$2,694	$30,117
2017	3,621	23,712	2,665	29,998
2018	3,629	22,458	--	26,087
2019	3,691	19,683	--	23,374
2020	1,388	15,324	--	16,712
Thereafter	11,339	110,790	--	122,129
Total	$27,197	$215,861	$5,359	$248,417

We expect the amount of minimum lease payments will fluctuate depending on the foreign currency exchange rates of the Australian dollar to the U.S. dollar and the New Zealand dollar to the U.S. dollar, mainly because a significant portion of our cinema exhibition business is conducted in Australia and New Zealand. See Note 18 – Related Parties and Transactions for the amount of leases associated with any related party leases.

LITIGATION

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims.

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is usually entitled to recover its attorneys’ fees, which recoveries typically work out to be approximately 60% of the amounts actually spent where first-class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

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

From time-to-time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.

All of these matters require that we make judgments based on the facts known to us. These judgments are inherently uncertain and can change significantly when additional facts become known. We provide accruals for matters that are either probably or reasonably possible and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds are received by us

TAX AUDIT/LITIGATION

The Internal Revenue Service (the “IRS”) examined the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997. CRG was a stand-alone entity in the year of audit but is now a wholly-owned subsidiary of the Company. In Tax Court, CRG and the IRS agreed to compromise the claims made by the IRS against CRG, and the court order was entered on January 6, 2011.  As of December 31, 2015, the remaining federal tax obligation was $2.5 million, reflecting additional interest accrued during the term of the four year installment plan. For additional information, see Note 9 – Income Taxes.

ENVIRONMENTAL AND ASBETOS CLAIMS

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain-of-title of properties that may suffer from pollution.  Accordingly, certain of these subsidiaries have, from time-to-time, been named in and may in the future be named in various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time-to-time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time-to-time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second-hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

DERIVATIVE LITIGATION AND JAMES J. COTTER, JR. ARBITRATION

On June 12, 2015, the Board of Directors terminated James J. Cotter, Jr.  as the President and Chief Executive Officer of our Company.   That same day, Mr. Cotter, Jr. filed a lawsuit, styled as both an individual and a derivative action, and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V, Dept XI (the “Cotter Jr. Derivative Action” and the “Cotter, Jr. Complaint,” respectively) against the Company and each of our other then sitting Directors (Ellen Cotter, Margaret Cotter, Guy Adams, William Gould, Edward Kane, Douglas McEachern, and Tim Storey, the “Defendant Directors”) in the Eighth Judicial District Court of the State of Nevada for Clark County (the “Nevada District Court”).  On October 22, 2015, Mr. Cotter, Jr., amended his complaint to drop his individual claims (the “Amended Cotter Jr. Derivative Complaint”).  Accordingly, the Amended Cotter, Jr. Complaint presently purports to assert only purportedly derivative claims and to seek remedies only on behalf of the Company.  The lawsuit currently alleges, among other things, that the Defendant Directors breached their fiduciary duties to the Company by terminating  Mr. Cotter, Jr. as President and Chief Executive Officer,

continuing to make use of the Executive Committee that has been in place for more than the past ten years, making allegedly potentially misleading statements in its press releases and filings with the Securities and Exchange Commission (“SEC”), paying certain compensation to Ms. Ellen Cotter, and allowing the Cotter Estate to make use of Class A Common Stock to pay for the exercise of certain long outstanding stock options held of record by the Cotter Estate.  He seeks reinstatement as President and CEO and alleges as damages fluctuations in the price for our Company’s shares after the announcement of his termination as President and CEO and certain unspecified damages to our Company’s reputation.

In a derivative action, the stockholder plaintiff seeks damages or other relief for the benefit of the Company, and not for the stockholder plaintiff’s individual benefit.  Accordingly, the Company is, at least in theory, only a nominal defendant in such a derivative action.  However, as a practical matter, because Mr. Cotter, Jr. is also seeking, among other things, an order that our Board’s determination to terminate Mr. Cotter Jr. was ineffective and that he be reinstated as the President and CEO of the Company and also disbanding our Board’s Executive Committee (an injunctive remedy that, if granted, would be binding on the Company), and as he asserts potentially misleading statements in certain press releases and filings with the SEC, the Company is incurring significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer, its board committee structure, and the adequacy of those press releases and filings.  Also, the Company continues to incur costs promulgating and responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.

Our directors and officers liability insurer is providing insurance coverage, subject to a $500,000 deductible (which has now been exhausted) and its standard reservation of rights, with respect to the defense of the Director Defendants.  Our new Directors, Dr. Judy Codding and Mr. Michael Wrotniak, are not named in the Cotter Jr. Derivative Action as they were not Directors at the time of the breaches of fiduciary duty alleged by Mr. Cotter, Jr.

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

Mr. Cotter, Jr. has filed a counter-complaint in the arbitration, asserting claims for breach of his employment contract, declaratory relief, and contractual indemnification.  Mr. Cotter, Jr.’s counsel has advised that Mr. Cotter is seeking a variety of damages, including consequential damages, and that such claimed damages total not less than $1,000,000.  On April 19, 2016, Mr. Cotter, Jr. filed an action in the District Court, Clark County, Nevada seeking to recover his costs of defending the Arbitration, plus compensatory damages and interest at the maximum legal rate.

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

On September 9, 2015, certain of the Defendant Directors filed a Motion to Dismiss the T2 Derivative Complaint.  The Company joined this Motion to Dismiss on September 14, 2015.  The hearing on this Motion to Dismiss was vacated as the T2 Plaintiffs voluntarily withdrew the T2 Derivative Complaint, with the parties agreeing that T2 Plaintiffs would have leave to amend the Complaint.  On February 12, 2016, The T2 plaintiff filed an amended T2 Derivative Complaint (the “Amended T2 Derivative Complaint”).

The T2 Plaintiffs allege in their Amended T2 Derivative Complaint various violations of fiduciary duty, abuse of control, gross mismanagement and corporate waste by the Defendant Directors.  More specifically the T2 Derivative Complaint seeks the reinstatement of James J. Cotter, Jr. as President and Chief Executive Officer and certain monetary damages, as well as equitable injunctive relief, attorney fees and costs of suit.   Once again, the Company has been named as a nominal defendant.  However, because the T2 Derivative Complaint also seeks the reinstatement of Mr. Cotter, Jr., as our President and CEO, it is being defended by the Company.  In addition, the Company continues to incur costs promulgating and responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  The Defendant Directors are the same as named in the Cotter Jr. Derivative Action as well as our two new Directors Dr. Judy Codding and Michael Wrotniak and Company legal counsel, Craig Tompkins. The cost of the defense of Directors Codding and Wrotniak is likewise being covered by our Directors and officer’s liability insurance carrier with the same reservations of right as in the Cotter Jr. Derivative Action, but without any separate deductible.  The cost of the defense of Mr. Tompkins is being covered by the Company under its indemnity agreement with him.

The Amended T2 Derivative Complaint has deleted its request for an order disbanding our Executive Committee and for an order “collapsing the Class A and B stock structure into a single class of voting stock.” The Amended T2 Complaint has added a request for an order setting aside the election results from the 2015 Annual Meeting of Stockholders, based on an allegation that Ellen Cotter and Margaret Cotter were not entitled to vote the shares of Class B Common Stock held by the Cotter Estate and the Cotter Trust. The Company and the other defendants contest the allegations of the T2 Plaintiffs.  The Company followed applicable Nevada law in recognizing that Ellen Cotter and Margaret Cotter had the legal right and power to vote the shares of Class B Common Stock held of record by the Cotter Estate and the Cotter Trust, and the independent Inspector of Elections has certified the results of that election.. Furthermore, even if the election results were to be overturned or voided, this would have no impact on the current composition of our Board or any action taken by our Board since our 2015 Annual Meeting of Stockholders, as all of the nominees were standing for re-election and accordingly retain their directorships until their replacements are elected. The Company will vigorously contest any assertions by the T2 Plaintiffs challenging the voting at the 2015 Annual Meeting of Stockholders and believes that the court will rule for the Company should this issue ever reach the court.   The case is current set for trial in November, 2016.  The T2 Plaintiffs have not sought any expedited ruling from the Court with respect to their assertions that Ellen Cotter and Margaret Cotter did not have the right and power to vote the shares of Class B Common Stock held of record by the Cotter Estate and the Cotter Trust.

The Company believes that the claims set forth in the Amended Cotter Jr. Derivative Complaint and the Amended T2 Derivative Complaint are entirely without merit and seek equitable remedies for which no relief can be given. The Company intends to defend vigorously against any claims against our officers and directors and against any attempt to reinstate Mr. Cotter, Jr. as President and Chief Executive Officer or to effect any changes in the rights of our Company’s stockholders.

 THE STOMP ARBITRATION

In April 2015, Liberty Theatres, LLC (“Liberty”), a wholly owned subsidiary of the Company, commenced an American Arbitration Association arbitration proceeding (Case No.:01-15-0003-3728) against The Stomp Company Limited Partnership (the “Producer”) in response to the Producer’s purported termination of their license agreement with Liberty relating to the long playing show STOMP.  Liberty sought specific performance, injunctive and declaratory relief and damages. The Producer counterclaimed for unspecified damages, alleging that Liberty has interfered with the Producer’s endeavors to move the show to another Off-Broadway theater. The Producer based its purported termination of the license agreement upon the alleged deficient condition of the Orpheum Theater, in which STOMP has been playing for more than the past 20 years.

On December 18, 2015, the Arbitrator issued his Partial Final Award of Arbitration, providing for, among other things (i) the issuance of a permanent injunction prohibiting the Producer from “transferring or taking actions to market, promote, or otherwise facilitate any transfer of, STOMP to another theatre in New York City having fewer than 500 seats without Liberty’s prior written consent”, (ii) the Producer’s Notice of Termination purportedly terminating the parties’ license agreement was invalid, null and void and the License Agreement remains in full force and effect, and (iii) the award to Liberty of its reasonable attorneys’ fees in an amount to be determined by the Arbitrator.  The Company expects the final award of attorneys’ fees to be decided during the second quarter of 2016.

In explaining his decision to award Liberty its reasonable attorneys’ fees, the Arbitrator stated as follows:  “Liberty is entitled to such an award [of attorneys’ fees] not only because it is the prevailing party in this proceeding, but because [the Producer] unfairly disparaged the Orpheum and caused Liberty to incur attorneys’ fees in order to address and resolve [the Producer’s] groundless and frivolous allegations with respect to the Orpheum’s condition, Liberty’s performance under the License Agreement, and Stomp’s reasons for seeking to transfer STOMP to a larger theatre.”

NOTE 13 – Noncontrolling interests

As of December 31, 2015, the noncontrolling interests in our consolidated subsidiaries are comprised of the following:

•	Australia Country Cinemas Pty Ltd. -- 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC -- 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr.; and
•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC.

The components of noncontrolling interest are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
AFC LLC	$--	$--
Australian Country Cinemas, Pty Ltd	318	410
Shadow View Land and Farming, LLC	1,940	2,000
Sutton Hill Properties, LLC	2,073	2,202
Noncontrolling interests in consolidated subsidiaries	$4,331	$4,612

The components of income/(loss) attributable to noncontrolling interests are as follows:

(Dollars in thousands)	2015	2014	2013
AFC LLC	$--	$--	$173
Australian Country Cinemas, Pty Ltd	126	143	129
Shadow View Land and Farming, LLC	(77)	(64)	(50)
Sutton Hill Properties, LLC	(128)	(136)	(148)
Noncontrolling interests in consolidated subsidiaries	$(79)	$(57)	$104

AFC LLC Acquisition of Noncontrolling Interest

On June 28, 2013, we acquired the interest in AFC LLC that we did not already own in consideration of the release of certain claims we held against the owner of that interest under a guaranty agreement.  The removal of the AFC LLC noncontrolling interest balance at December 31, 2013 was reflected as a change in our additional paid in capital.

Shadow View Land and Farming, LLC

This land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust now owns a 50% interest.  We are the managing member of Shadow View Land and Farming, LLC. We consolidate the Cotter Estate’s and/or the Cotter Trust’s interest in the property and its expenses with that of our interest and show their interest as a noncontrolling interest. Note 4 – Acquisitions, Disposals, and Assets Held for Sale.

Sutton Hill Properties

On June 18, 2013, our co-investor, having a 25% interest in our Sutton Hill Properties subsidiary, contributed $2.25 million toward the payoff of our SHC Note 2 for $9.0 million, resulting in a $2.25 million contribution of capital to Sutton Hill Properties (See Note 10 – Debt).

NOTE 14 – Equity and Stock-Based Compensation

Former Executive Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, Sr., our now deceased former Chairman of the Board and Chief Executive Officer, was granted restricted Class A Non-voting Common Stock (“Class A Stock”) for 2014 and 2013.   Mr. Cotter, Sr.’s stock compensation was granted fully vested with a five-year restriction on sale and the applicable compensation expense was recorded in the year of grant.  The 2014 stock grants were issued in the first quarter of 2015.  The table below summarizes the fair value on grant date recognized as compensation,  the number of shares granted, and the fair value of stock per share for the years ended December 31, 2014 and 2013:

	Fair Value	Number of Shares	Fair Value Per Share
2014	$1,200,000	160,643	$7.47
2013	750,000	125,209	5.99

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Class A Stock to eligible employees, Directors, and consultants under the 2010 Stock Incentive Plan. The aggregate total number of shares of the Class A Nonvoting Common Stock authorized for issuance under our 2010 Stock Incentive Plan is 1,250,000.  As of December 31, 2015, we had 551,800 shares remaining for future issuances.

Stock options are generally granted at exercise prices equal to the grant-date market prices and expire no later than ten years from the grant date.  In recent periods, we have typically limited the exercise period of granted options to five years.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options ranges from zero to four years. At the time that options are exercised, at the discretion of management, we will either issue treasury shares or make a new issuance of shares to the option holder.

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

The weighted average assumptions used in the option-valuation model were as follows:

	2015	2014	2013
Stock option exercise price	$13.30	$8.56	$6.19
Risk-free interest rate	2.23%	2.51%	2.25%
Expected dividend yield	--	--	--
Expected option life in years	4	5	5
Expected volatility	31.86%	31.33%	31.80%
Weighted average fair value	$3.82	$2.76	$1.98

We recorded compensation expense of $282,308,  $146,000, and $199,000 for 2015, 2014, and 2013, respectively.  At December 31, 2015, the total unrecognized estimated compensation cost related to non-vested stock options was $576,248 which is expected to be recognized over a weighted average vesting period of 1.83 years. Cash and other consideration received from option exercises during 2015, 2014, and 2013 totaled $3.0 million, $978,000, and $248,000, respectively.

The following is a summary of the status of RDI’s outstanding stock options:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2013	672,350	185,100	$6.24	$9.90
Granted	175,000	--	6.19	--
Exercised	(137,500)	--	4.00	--		$133,000
Outstanding - December 31, 2013	709,850	185,100	$6.66	$9.90	4.70	$938,503
Granted	80,000	--	8.56	--
Exercised	(157,600)	--	6.21	--		$374,022
Expired	(64,000)	--	6.83	--
Outstanding - December 31, 2014	568,250	185,100	$6.88	$9.90	2.40	$4,197,000
Granted	112,000	--	13.30	--
Exercised	(185,685)	(185,100)	6.09	9.90		$327,170
Expired	(8,000)	--	6.23	--
Outstanding - December 31, 2015	486,565	--	$8.68	$--	2.89	$2,188,011

The following is a summary of the status of RDI’s vested stock options:

	Vested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
December 31, 2015	256,065	--	$7.64	$--	2.14	$1,401,321
December 31, 2014	348,000	185,100	6.82	9.90	3.63	2,476,230
December 31, 2013	490,350	185,100	6.85	9.90	3.11	646,032

Common Stock Repurchase

On May 16, 2014, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $10.0 million to acquire shares of the Company’s common stock. This approved stock repurchase plan supersedes and effectively cancels the program that was approved by the Board of Directors on May 14, 2004, which allowed management to purchase up to 350,000 shares of Reading’s common stock.

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

The Company repurchased its common stock as follows:

	Shares Acquired	Share Price	Total Paid (in thousands)
2015	240,102	$12.95	$3,109
2014	432,252	9.42	4,070
Total	672,354	$10.68	$7,178

Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2015	$31,084	$10	$(3,055)	$28,039
Net current-period other comprehensive income	(16,442)	2	207	(16,233)
Balance at December 31, 2015	$14,642	$12	$(2,848)	$11,806

NOTE  15 – Derivative Instruments

We enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheets at fair value with changes in fair value recorded to interest expense in the consolidated statements of operations. As of December 31, 2015, we have not designated any of our derivatives as accounting hedges.

The Company’s derivative positions measured at fair value are summarized in the following tables:

	December 31, 2015
(Dollars in thousands)	Notional	Current Assets	Other Assets	Other Current Liabilities	Other Long-Term Liabilities
Interest rate swap	$52,413	$--	$--	$156	$--
Interest rate cap	7,500	--	1	--	--

	December 31, 2014
(Dollars in thousands)	Notional	Current Assets	Other Assets	Other Current Liabilities	Other Long-Term Liabilities
Interest rate swap	$105,360	$--	$--	$2,153	$--
Interest rate cap	7,500	--	--	24	--

The following table summarizes the unrealized gains or losses due to changes in fair values of the derivatives that are recorded in interest expense in the consolidated statements of operations, for 2015, 2014, and 2013:

(Dollars in thousands)	2015	2014	2013
Net unrealized gains on interest rate derivatives	$2,021	$1,036	$2,642

NOTE 16 – Fair Value Measurement

Recurring Fair Value Measurement

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Recurring Fair Value Measurement at December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$51	$--	$--	$51
Derivatives	--	1	--	1
Liabilities
Derivatives	--	(156)	--	(156)
Total recorded at fair value	$51	$(155)	$--	$(104)

	Recurring Fair Value Measurement at December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$54	$--	$--	$54
Derivatives	--	--	--	--
Liabilities
Derivatives	--	(2,177)	--	(2,177)
Total recorded at fair value	$54	$(2,177)	$--	$(2,123)

Nonrecurring Fair Value Measurement

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Fair Value Measurement at December 31, 2015
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and Cash equivalents	$19,702	$19,702	$--	$--	$19,702
Accounts receivables	10,036	10,036	--	--	10,036
Restricted Cash	160	160	--	--	160
Financial liabilities
Accounts and film rent payable	$32,929	$32,929	$--	$--	$32,929
Notes payable	103,028	--	--	99,554	99,554
Subordinated debt	27,913	--	--	13,338	13,338

		Fair Value Measurement at December 31, 2014
(Dollars in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and Cash equivalents	$50,248	$50,248	$--	$--	$50,248
Accounts receivables	11,348	11,348	--	--	11,348
Restricted Cash	1,433	1,433	--	--	1,433
Financial liabilities
Accounts and film rent payable	$28,845	$28,845	$--	$--	$28,845
Notes payable	136,123	--	--	116,115	116,115
Subordinated debt	27,913	--	--	10,096	10,096

NOTE 17 - Future Minimum Rental Income

Real estate revenue amounted to $15.0 million, $16.9 million, and $18.8 million, for the years ended December 31, 2015,  2014, and 2013, respectively. As of December 31, 2015, future minimum rental income under all contractual operating leases is summarized as follows:

(Dollars in thousands)	Future Minimum Rental Income
2016	$7,919
2017	6,781
2018	5,889
2019	4,938
2020	3,913
Thereafter	16,380
Total	$45,820

NOTE 18 – Related Parties and Transactions

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the master leasing, with an option to purchase, of certain cinemas located in Manhattan including our Village East and Cinemas 1,2,3 theaters.  In connection with that transaction, we also agreed (i) to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and (ii) to manage the 86th Street Cinema on a fee basis. SHC is a limited liability company owned in equal shares by the Cotter Estate or the Cotter Trust and a third party.

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1, 2 & 3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease. We paid an annual rent of $590,000 for this cinema to SHC in each of 2015,  2014, and 2013.   During this same period, we received management fees from the 86th Street Cinema of $151,000,  $123,000 and $183,000.

In 2005, we acquired (i) from a third party the fee interest underlying the Cinemas 1,2,3 and (ii) from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1,2,3. The ground lease estate and the improvements acquired from SHC were originally a part of the master lease transaction, discussed above. In connection with that transaction, we granted to SHC an option to acquire at cost a  25% interest in the special purpose entity (Sutton Hill Properties, LLC) formed to acquire these fee, leasehold and improvements interests. On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP’s liabilities.  At the time of the option exercise and the closing of the acquisition of the 25% interest, SHP had debt of $26.9 million, including a $2.9 million, non-interest bearing intercompany loan from the Company.  As of December 31, 2015, SHP had debt of $19.4 million (again, including the intercompany loan).  Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through cash flow from the Cinema 1,2,3, (ii) borrowings from third parties, and (iii) pro-

rata contributions from the members.  We receive an annual management fee equal to 5% of SHP’s gross income for managing the cinema and the property, amounting to $153,000,  $123,000 and $183,000 in 2015, 2014 and 2013 respectively.  This management fee was modified in 2015, as discussed below, retroactive to December 1, 2014.

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema by 10 years, with a new termination date of June 30, 2020. This amendment was reviewed and approved by our Audit and Conflicts Committee. The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities (see Note 11 – Pension and Other Liabilities).

In February 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 between us and SHP.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1, 2 & 3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1, 2, 3 over the average annual positive cash flow of the Cinemas 1,2,3 over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee. Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations. In 2015, we received a management fee of $153,000.  This amendment was approved by SHC and by the Audit and Conflicts Committee of our Board of Directors.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations were, until recently, managed by Off-Broadway Investments, LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of the late Mr. James J. Cotter, Sr., the sister of Ellen Cotter and James Cotter, Jr.,  and a member of our Board of Directors. That Management Agreement was terminated effective March 10, 2016 in connection with the retention by our Company of Margaret Cotter as a full time employee.

The Theater Management Agreement generally provided for the payment of a combination of fixed and incentive fees for the management of our four live theaters.  Historically, these fees have equated to approximately 21% of the net cash flow generated by these properties.  We currently estimate that fees to be paid to OBI for 2015 will be approximately $589,000.  We paid $397,000 and $401,000 in fees with respect to 2014, and 2013, respectively.  We also reimbursed OBI for certain travel expenses, shared the cost of an administrative assistant and provided office space at our New York offices.  The increase in the payment to OBI for 2015 was attributable to work done by Margaret Cotter, working through OBI with respect to the development of our Union Square and Cinemas 1,2&3 properties.

OBI Management historically conducted its operations from our office facilities on a rent-free basis, and we shared the cost of one administrative employee of OBI Management. We reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex. Other than these expenses, OBI Management was responsible for all of its costs and expenses related to the performance of its management functions.  The Management Agreement renewed automatically each year unless either party gives at least six months’ prior notice of its determination to allow the Management Agreement to expire.  In addition, we could terminate the Management Agreement at any time for cause.

Effective March 10, 2016, Margaret Cotter became a full time employee of the Company and the Management Agreement was terminated.  As Executive Vice-President Real Estate Management and Development - NYC, Ms. Cotter will continue to be responsible for the management of our live theater assets, will continue her role heading up the pre-redevelopment of our New York Properties and will become our senior executive responsible for the actual redevelopment of our New York properties.  Pursuant to the termination agreement (which is currently being finalized as of the date of the audit report), Ms. Cotter will be giving up any right she might otherwise have, through OBI, to income from STOMP.

Ms. Cotter's compensation as Executive Vice-President was set as part of an extensive executive compensation process.  For 2016, Ms. Cotter's base salary will be $350,000, she will have a short term incentive target bonus opportunity of $105,000  (30% of her base salary), and she was granted a long term incentive of a stock option for 19,921 shares of Class A common stock and 4,184 restricted stock units under the Company's 2010 Stock Incentive Plan, as amended, which long term incentives vest over a four year period.

Live Theater Play Investment

From time to time, our officers and Directors may invest in plays that lease our live theaters. The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001. The Cotter Estate or the Cotter Trust and Mr. Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater. Refer to Item 3 – Legal Proceedings for more information about the show STOMP.

Shadow View Land and Farming LLC

During 2012, Mr. James J. Cotter, Sr., our then Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust owns a 50% interest. We are the managing member of Shadow View Land and Farming, LLC (see Note 13 – Noncontrolling Interests). The property is held debt free, and operating and holding costs are covered by member contributions.   The Audit and Conflicts Committee of the Board of Directors is charged with responsibility for oversight of our management of the management of Shadow View.

Document Storage Agreement

In consideration of the payment of $100 per month, our Company has agreed to allow Ellen Cotter and Margaret Cotter to keep certain files related to the Cotter Estate and/or the Cotter Trust at our Los Angeles Corporate Headquarters.

NOTE 19 – Casualty Loss

On July 21, 2013, Wellington, New Zealand experienced a strong earthquake that damaged our parking structure adjacent to our Courtenay Central ETC. The parking structure reopened in November 2014.  As of December 31, 2015, the car park has been repaired and strengthened to its pre-earthquake strength of 35% of code and work continues to bring this up to 70% of code.

NOTE  20 – Unaudited Quarterly Financial Information

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenue	$60,584	$72,802	$57,788	$66,149
Net income	3,102	16,006	328	3,258
Net income attributable to RDI shareholders	3,118	15,997	381	3,277
Basic earnings per share	0.13	0.69	0.02	0.14
Diluted earnings per share	0.13	0.68	0.02	0.14
2014
Revenue	$58,053	$69,922	$65,031	$61,742
Net income (loss)	(254)	4,773	3,939	17,186
Net income (loss) attributable to RDI shareholders	(215)	4,757	3,939	17,220
Basic earnings (loss) per share	(0.01)	0.20	0.17	0.74
Diluted earnings (loss) per share	(0.01)	0.20	0.17	0.72

NOTE  21 – Subsequent Events

Bank of America Credit Facility

On March 3, 2016, we amended our $55,000,000 Bank of America credit facility to permit real property acquisition loans subject to the proviso that the consolidated leverage ratio would be reduced by 0.25 from the established levels in the credit facility during the period of such borrowing subject further to a repayment of such borrowings on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement. Such modification is not considered to be substantial in accordance with US GAAP.

Acquisition of New Corporate Headquarters in Los Angeles

On April 11, 2016, we purchased for $11.2 million a  24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.  We anticipate, when the move is complete and the excess space is leased, we will be able to reduce our headquarters occupancy cost by approximately $350,000 per annum. The Company is in the process of obtaining a mortgage on this office building.

Updates to the Redevelopment Project of Union Square New York

On March 22, 2016, we received the unanimous approval of the Board of Standards and Appeals of our application for the variances needed to redevelop our Union Square property for retail and office uses. This is the last major regulatory hurdle to commencement of construction. While our plans still must be approved by the New York City Department of Buildings, we do not currently anticipate encountering any material issues.  On March 28, 2016, we entered into a construction management agreement for preconstruction services with an affiliate of CNY.

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Additions	Deductions	Balance at December 31
Allowance for doubtful accounts
2015	$586	$786	$946	$426
2014	$375	$297	$86	$586
2013	$209	$505	$339	$375
Tax valuation allowance
2015	$15,936	$--	$4,406	$11,530
2014	$34,022	$--	$18,086	$15,936
2013	$37,903	$--	$3,881	$34,022

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As reported in our September 30, 2014 10-Q filing and further noted in our December 31, 2014 10-K filing, our management identified a material weakness in our internal control over financial reporting in the area of income taxes based on our discovery that our audited consolidated financial statements for the fiscal year ended December 31, 2013 erroneously omitted a $1.4 million tax effect of a 2013 year-end transaction by one of our Reading Australia subsidiaries.  As a means of remediating the material weakness in 2014 and improving our controls and procedures, we engaged tax advisors from a Big 4 international public accounting firm in 2015 to provide technical guidance and to provide tax accounting advisory services as of December 31, 2015, which we considered as part of our an annual controls related to income taxes.   We, together with our tax advisors, have an extensive background in tax accounting & international tax and are assisted by senior team members in the U.S., Australia & New Zealand.   Our management believes that we have not yet fully remediated the material weakness in our internal control over financial reporting for income taxes (relating to certain book-tax basis differences mostly originating in prior years).  As a result of our review, we noted adjustments to our 2014 results as follows:  Decrease in Tax Expenses of $514,000, Increase in Deferred Tax Assets of $ 2,116,000, Increase in Adjusted Paid-in Capital of $793,000,  Increase in Other Comprehensive Income of $1,859,000 and a Decrease in Other Non-Current Liabilities of $1,050,000.  Of the $514,000 adjustment to decrease the income tax expense in 2015, $1,286,000 relates to the adjustment that should have been recorded in 2014, thus reducing our income tax benefit by this amount.  The remaining $1,800,000 relates to income taxes pertaining to years prior to 2014 cumulatively, that would have increased our deferred tax assets by such amount.    These adjustments have been incorporated  into our 2015 financial statements as they did not have a material effect on our financial position or results of operations as reflected in our 2014 financial statements.

In light of the foregoing, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.  As a means of fully remediating the material weaknesses identified in 2014 and 2015 and improve our controls and procedures around the income taxes area, we will add personnel,  technology, and technical resources to our tax department specifically in the tax provisioning process and we will continue to engage qualified tax advisors to provide timely technical guidance and oversight in the income tax area.  As the remediation efforts are ongoing, the material weakness disclosure remains in place until we have sufficient efficacy of such remediation.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A disclosure committee consisting of the principal accounting officer, and senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon  our evaluation that the controls over income taxes need to be further enhanced during 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as required by the Securities Exchange Act Rule 13a-15(e) and 15d – 15(e) as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

The continuing enhancements, described above, to controls relating to tax provisioning as part of the remediation of the material weakness existing at December 31, 2015, are the only changes in internal control over financial reporting that have occurred during the quarter ended December 31, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reading International, Inc.

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

The Company identified a material weakness related to the internal controls over the accounting and reporting for income taxes.   In our opinion, because of the effect of the material weakness described on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015.  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated April 29, 2016 which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s plan for remediation of the above mentioned material weakness.

/s/ GRANT THORNTON LLP

Los Angeles, California
April 29, 2016

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have nine Directors.  The names of our Directors, together with certain information regarding them, are as follows:

Name	Age	Position
Ellen M. Cotter.........................................	50	Chairperson of the Board and Chief Executive Officer and President (1)
Guy W. Adams.........................................	65	Director (1) (2)
Judy Codding...........................................	71	Director (2)
James J. Cotter, Jr. ...................................	46	Director (3)
Margaret Cotter.........................................	48	Vice Chairperson of the Board and Executive Vice President-Real Estate Management and Development-NYC (1)
William D. Gould.......................................	77	Director (4)
Edward L. Kane.......................................	78	Director (1) (2) (3) (5)
Douglas J. McEachern...............................	64	Director (5)
Michael Wrotniak.......................................	49	Director (5)

(1)Member of the Executive Committee.

(2)Member of the Compensation and Stock Options Committee.

(3)Member of the Tax Oversight Committee.

(4)Lead independent Director.

(5)Member of the Audit and Conflicts Committee.

Ellen M. Cotter.  Ellen M. Cotter has been a member of our Board of Directors since March 13, 2013, and currently serves as a member of our Executive Committee.  Ms. Cotter was appointed Chairperson of our Board on August 7, 2014 and served as our interim President and Chief Executive Officer from June 12, 2015 until January 8, 2016, when she was appointed our permanent President and Chief Executive Officer and President.  She joined the Company in March 1998.  Ms. Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown Law School.  Prior to joining the Company, Ms. Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in New York City.  Ms. Cotter is the sister of Margaret Cotter and James J. Cotter, Jr.  For more than the past ten years, Ms. Cotter served as the Chief Operating Officer (“COO”) of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States.  Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia and New Zealand, working to develop our cinema and real estate assets in those countries.  Ms. Cotter is the Co-Executor of her father’s estate, which is the record owner of 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Cotter is also a Co-Trustee of the James J. Cotter, Sr. Trust, which is the record owner of 696,080 shares of Class B Stock (representing an additional 44.0% of such Class B Stock).

Ms. Cotter brings to our Board her 18 years of experience working in our Company’s cinema operations, both in the United States and Australia.  She has also served as the Chief Executive Officer of Reading’s subsidiary, Consolidated Entertainment, LLC, which operates substantially all of our cinemas in Hawaii and California.  In addition, with her direct ownership of 799,765 shares of Class A Stock and 50,000 shares of Class B Stock and her positions as Co-Executor of her father’s (James J. Cotter, Sr.) estate and Co-Trustee of the James J. Cotter, Sr. Trust, Ms. Cotter is a significant stakeholder in our Company.  Ms. Cotter is well recognized in and a valuable liaison to the film industry.  In recognition of her contributions to the independent film industry, Ms. Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards.  She was also inducted that same year into the ShowEast Hall of Fame.

Guy W. Adams.  Guy W. Adams has been a Director of the Company since January 14, 2014, and currently serves as the chair of our Executive Committee and is a member of our Compensation and Stock Options Committee (the “Compensation Committee”).  For more than the past ten years, he has been a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC, a fund investing in various publicly traded securities.  Over the past fifteen years, Mr. Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor.   At these companies, he has held a variety of board positions, including lead director, audit committee chair and compensation committee chair.  .  He has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program.  Mr. Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.  He has served as an advisor to James J. Cotter, Sr. and continues to provide professional advisory services to various enterprises now owned by either the James J. Cotter, Sr. Estate or the James J. Cotter, Sr. Trust.  Mr. Adams received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and his Masters of Business Administration from Harvard Graduate School of Business Administration.

Mr. Adams brings many years of experience serving as an independent director on public company boards, and in investing and providing financial advice with respect to investments in public companies.

Dr. Judy Codding.  Dr. Judy Codding has been a Director of our Company since October 5, 2015, and currently serves as a member of our Compensation Committee.   Dr. Codding has been a Director of our Company since October 5, 2015.  Dr. Codding is a globally respected education leader.  From October 2010 until October 2015 she served as the Managing Director of “The System of Courses,” a division of Pearson, PLC (NYSE: PSO), the largest education company in the world that provides education products and services to institutions, governments and direct to individual learners.  Prior to that time, Dr. Codding served as the Chief Executive Officer and President of America’s Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010.  America’s Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability.  Dr. Codding has a Doctorate in Education from University of Massachusetts at Amherst, and completed postdoctoral work and served as a teaching associate in Education at Harvard University where she taught graduate level courses focused on moral leadership.  Dr. Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (2011 to present) and the Board of Trustees of Educational Development Center, Inc. (EDC) since 2012.  Through family entities, Dr. Codding has been and continues to be involved in the real estate business, through the ownership of hotels, shopping centers and buildings in Florida and the exploration of mineral, oil and gas rights in Maryland and Kentucky.

Dr. Codding brings to our Board her experience as an entrepreneur, as an author, advisor and researcher in the areas of leadership training and decision-making as well as her experience in the real estate business.

James J. Cotter, Jr.  James J. Cotter, Jr. has been a Director of our Company since March 21, 2002, and currently serves as a member of our Tax Oversight Committee.  The Tax Oversight Committee has been inactive since November 2, 2015, in anticipation that its functions will move to the Audit and Conflicts Committee (the “Audit Committee”) under its new charter.  Mr. Cotter, Jr. served as our Vice Chairperson from June 2007 until August 7, 2014.  Mr. Cotter, Jr. served as our President from June 1, 2013 through June 12, 2015 and as our Chief Executive Officer from August 7, 2014 through June 12, 2015.  He is currently the lead director of Cecelia Packing Corporation (a Cotter family‑owned citrus grower, packer and marketer) and served as the Chief Executive Officer of that company from July 2004 until 2013.  Mr. Cotter, Jr. served as a Director of Cecelia Packing Corporation from February 1996 to September 1997 and as a Director of Gish Biomedical from September 1999 to March 2002.  He was an attorney in the law firm of Winston & Strawn (and its predecessor), specializing in corporate law, from September 1997 to May 2004.  Mr. Cotter, Jr. is the brother of Margaret Cotter and Ellen M. Cotter.  Mr. Cotter, Jr. has advised the Company that he is a Co-Trustee of the James J. Cotter, Sr. Trust, which is the record owner of 696,080 shares of Class B Stock (representing 44.0% of such Class B Stock).  The Company understands that Mr. Cotter’s status as a trustee of the James J. Cotter, Sr. Trust is disputed by his sisters, Ellen M. Cotter and Margaret Cotter.  See Item3 – Legal Proceedings for additional information.

James J. Cotter, Jr. brings to our Board his experience as a business professional and corporate attorney, as well as his many years of experience in, and knowledge of, the Company’s business and affairs.  In addition, with his direct ownership of 859,286 shares of our Company’s Class A Common Stock and his position as Co-Trustee of the James J. Cotter, Sr. Trust, Mr. Cotter, Jr. is a significant stakeholder in our Company.  Further, depending on the outcome of ongoing Trust Litigation, in the future Mr. Cotter, Jr. may be a controlling stockholder in the Company.

Margaret Cotter.  Margaret Cotter has been a Director of our Company since September 27, 2002, and on August 7, 2014 was appointed Vice Chairperson of our Board and currently serves as a member of our Executive Committee.  On March 10, 2016, our Board appointed Ms. Cotter as Executive Vice President-Real Estate Management and Development-NYC.  In this position, Ms. Cotter is responsible for the management of our live theater properties and operations, including oversight of the development of our Union Square and Cinemas 1, 2, 3 properties.  Ms. Cotter is the owner and President of OBI, LLC (“OBI”), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development, NYC, managed our live-theater operations under a management agreement.  Pursuant to the OBI management agreement, Ms. Cotter also served as the President of Liberty Theaters, LLC, the subsidiary through which we own our live theaters.  The OBI management agreement was terminated with Ms. Cotter’s appointment as Executive Vice President-Real Estate Management and Development-NYC.  Ms. Cotter is also a theatrical producer who has produced shows in Chicago and New York and is a board member of the League of Off-Broadway Theaters and Producers.  Ms. Cotter, a former Assistant District Attorney for King’s County in Brooklyn, New York, graduated from Georgetown University and Georgetown University Law Center.  She is the sister of Ellen M. Cotter and James J. Cotter, Jr.  Ms. Margaret Cotter is a Co-Executor of her father’s estate, which is the record owner of 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Margaret Cotter is also a Co-Trustee of the James J. Cotter, Sr. Trust, which is the record owner of 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such Class B Stock).

Ms. Cotter brings to the Board her experience as a live theater producer, theater operator and an active member of the New York theatre community, which gives her insight into live theater business trends that affect our business in this sector.  Operating and overseeing these properties for over 17 years, Ms. Cotter contributes to the strategic direction for our developments.  In addition, with her direct ownership of 804,173 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father’s estate and Co-Trustee of the James J. Cotter, Sr. Trust, Ms. Cotter is a significant stakeholder in our Company.

William D. Gould.  William D. Gould has been a Director of our Company since October 15, 2004, and currently serves as our Lead Independent Director.  Mr. Gould has been a member of the law firm of TroyGould PC since 1986.  Previously, he was a partner of the law firm of O’Melveny & Myers.  We have from time to time retained TroyGould PC for legal advice.  Total fees payable to Mr. Gould’s law firm for [calendar year] 2015 were $61,000.84.  Mr. Gould is an author and lecturer on the subjects of corporate governance and mergers and acquisitions.  Mr. Gould brings to our Board more than fifty years of experience as a corporate lawyer and advisor focusing on corporate governance, mergers and acquisitions.

Edward L. Kane.  Edward L. Kane has been a Director of our Company since October 15, 2004.  Mr. Kane was also a Director of our Company from 1985 to 1998, and served as President from 1987 to 1988.  Mr. Kane currently serves as the chair of our Compensation Committee, and until its disbandment in January 2016, as chair of our Tax Oversight Committee.  He also serves as a member of our Executive Committee and our Audit Committee.  The Tax Oversight Committee has been inactive since November 2, 2015, in anticipation that its functions will move to the Audit Committee under its new charter.  Mr. Kane practiced as a tax attorney for many years in San Diego, California.  Since 1996, Mr. Kane has acted as a consultant and advisor to the health care industry, serving as the President and sole shareholder of High Avenue Consulting, a healthcare consulting firm, and as the head of its successor proprietorship.  During the 1990s, Mr. Kane also served as the Chairman and CEO of ASMG Outpatient Surgical Centers in southern California, and he served as a director of BDI Investment Corp., which was a regulated investment company, based in San Diego.  For over a decade, he was the Chairman of Kane Miller Books, an award-winning publisher of children’s books.  At various times during the past three decades, Mr. Kane has been Adjunct Professor of Law at two of San Diego’s law schools, most recently in 2008 and 2009 at Thomas Jefferson School of Law, and prior thereto at California Western School of Law.

In addition to his varied business experience, Mr. Kane brings to our Board his many years as a tax attorney and law professor.  Mr. Kane also brings his experience as a past President of Craig Corporation and of Reading Company, two of our corporate predecessors, as well as his experience as a former member of the boards of directors of several publicly held corporations.

Douglas J. McEachern.  Douglas J. McEachern has been a Director of our Company since May 17, 2012 and Chair of our Audit Committee since August 1, 2012.  He has served as a member of the board and of the audit and compensation committee for Willdan Group, a NASDAQ listed engineering company, since 2009.  From June 2011 until October 2015, Mr. McEachern was a director of Community Bank in Pasadena, California and a member of its audit committee.  Mr. McEachern served as the chair of the board of Community Bank from October 2013 until October 2015.  He also is a member of the finance committee of the Methodist Hospital of Arcadia.  From September 2009 to December 2015, Mr. McEachern served as an instructor of auditing and accountancy at Claremont McKenna College.  Mr. McEachern was an audit partner from July 1985 to May 2009 with the audit firm of Deloitte and Touche, LLP, with client concentrations in financial institutions and real estate.  Mr. McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC, from June 1983 to July 1985.  From June 1976 to June 1983, Mr. McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP).  Mr. McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California.

Mr. McEachern brings to our Board his more than 38 years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company.  Mr. McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Michael Wrotniak.  Michael Wrotniak has been a Director of our Company since October 12, 2015, and has served as a member of our Audit Committee since October 25, 2015.  Since 2009, Mr. Wrotniak has been the Chief Executive Officer of Aminco Resources, LLC (“Aminco”), a privately held international commodities trading firm.  Mr. Wrotniak joined Aminco in 1991 and is credited with expanding Aminco’s activities in Europe and Asia.  By establishing a joint venture with a Swiss engineering company, as well as creating partnerships with Asia-based businesses, Mr. Wrotniak successfully diversified Aminco’s product portfolio.  Mr. Wrotniak became a partner of Aminco in 2002.  Mr. Wrotniak has been for more than the past six years, a trustee of St. Joseph’s Church in Bronxville, New York, and is a member of the Board of Advisors of the Little Sisters of the Poor at their nursing home in the Bronx, New York since approximately 2004.  Mr. Wrotniak graduated from Georgetown University in 1989 with a B.S. in Business Administration (cum laude).

Mr. Wrotniak is a specialist in foreign trade, and brings to our Board his considerable experience in international business, including foreign exchange risk mitigation.

James J. Cotter, Sr. Trust.  Please see footnote 12 of the Beneficial Ownership of Securities table for information regarding the election of Ellen M. Cotter, Margaret Cotter and James J. Cotter, Jr. to the Board.

Executive Officers

The following table sets forth information regarding our executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under “Directors.”

Name	Age	Title
Dev Ghose	62	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Robert F. Smerling	81	President - Domestic Cinemas
Wayne D. Smith	58	Managing Director – Australia and New Zealand
Andrzej J. Matyczynski	63	Executive Vice President – Global Operations

Devasis (“Dev”) Ghose.  Dev Ghose was appointed Chief Financial Officer and Treasurer on May 11, 2015, Executive Vice President on March 10, 2016 and Corporate Secretary on April 28, 2016.  Over the past 25 years, Mr. Ghose served as Executive Vice President and Chief Financial Officer in a number of senior finance roles with three NYSE-listed companies:  Skilled Healthcare Group (a health services company, now part of Genesis HealthCare) from 2008 to 2013, Shurgard Storage Centers, Inc. (an international company focused on the acquisition, development and operation of self-storage centers in the US and Europe; now part of Public Storage) from 2004 to 2006, and HCP, Inc., (which invests primarily in real estate serving the healthcare industry) from 1986 to 2003, and as Managing Director-International for Green Street Advisors (an independent research and trading firm concentrating on publicly traded real estate corporate securities in the US & Europe) from 2006 to 2007.  Prior thereto, Mr. Ghose worked for 10 years for PricewaterhouseCoopers in the U.S. from 1975 to 1985, and KPMG in the UK.  He qualified as a Certified Public Accountant in the U.S. and a Chartered Accountant in the U.K., and holds an Honors Degree in Physics from the University of Delhi, India and an Executive M.B.A. from the University of California, Los Angeles.

Robert F. Smerling.  Robert F. Smerling has served as President of our domestic cinema operations since 1994.  Mr. Smerling has been in the cinema industry for 58 years and, immediately before joining our Company, served as the President of Loews Theatres Management Corporation.

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

Andrzej J. Matyczynski.  On March 10, 2016, Mr. Matyczynski was appointed as our Executive Vice President—Global Operations.  From May 11, 2015 until March 10, 2016, Andrzej J. Matyczynski acted as the Strategic Corporate Advisor to the Company.  Mr. Matyczynski served as our Chief Financial Officer and Treasurer from November 1999 until May 11, 2015 and as Corporate Secretary from May 10, 2011 to October 20, 2014.  Prior to joining our Company, he spent 20 years in various senior roles throughout the world at Beckman Coulter Inc., a U.S. based multi-national.  Mr. Matyczynski earned a Master’s Degree in Business Administration from the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (the “SEC”) and to provide us with copies of those filings.  Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that the following Forms 3 and 4 for transactions that occurred in 2015 were not filed or filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

Filer	Form	Transaction Date	Date of Filing
Andrzej J. Matyczynski	4	December 31, 2015	Not filed (1)
Andrzej J. Matyczynski	4	December 31, 2014	Not filed (2)
Andrzej J. Matyczynski	4	December 31, 2013	Not filed (3)
Mark Cuban	4	November 11, 2015	Not filed (4)
Estate of James J. Cotter	4	December 31, 2014	October 9, 2015
James J. Cotter Living Trust	3	September 13, 2014	October 9, 2015

Ellen M. Cotter	4	April 16, 2015	October 9, 2015
Margaret Cotter	4	April 8, 2015	October 9, 2015
William Gould	4	April 6, 2015	October 8, 2015
James J. Cotter Jr.(5)	4	March 10, 2016	March 15, 2016
James J. Cotter Jr.	4	November 25, 2015	December 1, 2015
James J. Cotter Jr.	4	August 17, 2015	August 24, 2015
James J. Cotter Jr.	4	July 16, 2015	July 31, 2015
James J. Cotter Jr.	4	June 30, 2015(6)	July 16, 2015
James J. Cotter, Jr.	4	June 4, 2016(7)	July 16, 2015
Wayne Smith	4	July 16, 2015	July 31, 2015

(1)	This transaction was reported on Form 5 on April 22, 2016, which is later than required under Section 16(a) of the Securities Exchange Act of 1934.
(2)	This transaction was reported on Form 5 on March 17, 2015, which is later than required under Section 16(a) of the Securities Exchange Act of 1934.
(3)	This transaction was reported on Form 5 on March 12, 2014, which is later than required under Section 16(a) of the Securities Exchange Act of 1934.
(4)	This transaction was reported on Form 5 on February 19, 2016, which is later than required under Section 16(a) of the Securities Exchange Act of 1934.
(5)

An additional Form 4 for Mr. Cotter Jr. was reported with a typographical error in the transaction date.  The transaction date was reported as December 1, 2012, but should have been reported as December 1, 2015.  This Form 4 was timely filed on December 3, 2015.

(6)	Pursuant to Form 4/A filed August 24, 2015, the earliest transaction date was changed from July 1, 2015 to June 30, 2015.
(7)	Pursuant to Form 4/A filed November 17, 2015, the earliest transaction date was changed from July 1, 2015 to June 4, 2015.

In addition to the above, the following Forms 5 for transactions that occurred in 2013, 2014 and 2015 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934.

Filer	Form	Transaction Date	Date of Filing
Andrzej J. Matyczynski	5	December 31, 2015	April 22, 2016
Andrzej J. Matyczynski	5	December 31, 2014	March 17, 2015
Andrzej J. Matyczynski	5	December 31, 2013	March 12, 2014
Mark Cuban	5	November 11, 2015	February 19, 2016

Insofar as we are aware, all required filings have now been made.

Code of Ethics

We have adopted a Code of Ethics designed to help our Directors and employees resolve ethical issues.  Our Code of Ethics applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, principal accounting officer, controller and persons performing similar functions.  Our Code of Ethics is posted on our website at http://www.readingrdi.com/Governance-Documents.

The Board has established a means for employees to report a violation or suspected violation of the Code of Ethics anonymously.  In addition, we have adopted a “Whistleblower Policy,” which is posted on our website, at http://www.readingrdi.com/Governance-Documents, that establishes a process by which employees may anonymously disclose to the Audit Committee alleged fraud or violations of accounting, internal accounting controls or auditing matters.

Audit Committee

The Audit Committee operates pursuant to Charter adopted by our Board that is available on our website at http://www.readingrdi.com/Committee-Charters.  The Audit Committee reviews, considers, negotiates and approves or disapproves related party transactions (see the discussion in the section entitled “Certain Relationships and Related Party Transactions” below).  In addition, the Audit Committee is responsible for, among other things, (i) reviewing and discussing with management the Company’s financial statements, earnings press releases and all internal controls reports, (ii) appointing, compensating and overseeing the work performed by the Company’s independent auditors, and (iii) reviewing with the independent auditors the findings of their audits.

Item 11 –  Executive Compensation

Compensation Discussion and Analysis

Role and Authority of the Compensation Committee

Our Board has established a standing Compensation Committee consisting of three of our non-employee Directors.  As a Controlled Company, we are exempt from the NASDAQ Listing Rules regarding the determination of executive compensation solely by independent directors.  Notwithstanding such exemption, we adopted a Compensation Committee charter on March 10, 2016 requiring our Compensation Committee members to meet the independence rules and regulations of the Securities Exchange Commission and the Nasdaq Stock Market.

Prior to the adoption of our Compensation Committee Charter on March 10, 2016, it was our practice that the Compensation Committee would recommend to the full Board the compensation of our Chief Executive Officer and of the other Cotter family members who serve as officers of our Company.  Our Board, with the Cotter family Directors abstaining, typically accepted without modification the compensation recommendations of the Compensation Committee, but reserved the right to modify the recommendations or take other compensation actions of its own.  Prior to his resignation as our Chief Executive Officer, Mr. James J. Cotter, Sr. was delegated responsibility by our Board for determining the compensation of our executive officers other than himself and his family members.  The Board exercised oversight of Mr. Cotter, Sr.’s executive compensation decisions as a part of his performance as our former Chief Executive Officer.

Earlier this year, our Board adopted a number of actions intended to bring certain of our governance practices into line with best practices, including substantial steps in the area of Executive Compensation, which are discussed below under "2016 and Future Compensation Structure."  First, this discussion will address our executive compensation for 2015.

2015 EXECUTIVE COMPENSATION

The individuals named in the Summary Compensation Table, below, are referred to as the “named executive officers.”

CEO Compensation

As a matter of general practice prior to 2016, the Compensation Committee recommended to our Board the annual compensation of our Chief Executive Officer, based primarily upon the Compensation Committee’s annual review of peer group practices and the advice of an independent third-party compensation consultant engaged annually to assist the Compensation Committee.  The Compensation Committee had established three components of our Chief Executive Officer’s compensation—a base cash salary, a discretionary annual cash bonus, and a fixed stock grant.  The objective of each element was to reasonably reward our Chief Executive Officer for his or her performance and leadership.

The Compensation Committee engaged executive compensation consultants Willis Towers Watson (now known as Willis Towers Watson) in 2012 to analyze our Chief Executive Officer’s total direct compensation compared to a peer group of companies.  In preparing that analysis, Willis Towers Watson, in consultation with our management, including James J. Cotter, Sr., identified a peer group of companies in the real estate and cinema exhibition industries, our two business segments, based on market value, industry, and business description.

Prior to the work commenced in early 2016, Willis Towers Watson had most recently updated its analysis of our Chief Executive Officer’s compensation in 2014, when Mr. Cotter, Sr. held that position.  The Willis Towers Watson analysis focused on the competitiveness of Mr. Cotter, Sr.’s annual base salary, total cash compensation and total direct compensation (i.e., total cash compensation plus expected value of long-term compensation) relative to a peer group of 17 United States and Australian companies and published compensation survey data, and to our Company’s compensation philosophy, which was to target Mr. Cotter, Sr.’s total direct compensation to the 66th percentile of the peer group.  The peer group consisted of the following 17 companies:

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
IMAX Corporation

Following his appointment on August 7, 2014 as our Chief Executive Officer and until his termination from that position on June 12, 2015, James J. Cotter, Jr. continued to receive the same base salary of $335,000 that he had previously been receiving in his capacity as our President.  Mr. Cotter, Jr. was not awarded a discretionary cash bonus for 2014 or 2015.

On June 12, 2015, our Board appointed Ellen M. Cotter as our interim President and Chief Executive Officer.  No new compensatory arrangements were entered into with Ms. Cotter in connection with her appointment as interim President and Chief Executive Officer, and she continued to receive the same base salary of $402,000 that she received at the time of her appointment.

In early 2016, the Compensation Committee, with the assistance of Willis Towers Watson and Ms. Cotter, adopted new procedures regarding officer compensation.  As a part thereof, unlike prior years, the Compensation Committee evaluated the performance of our Chief Executive Officer and our named executive officers and determined their 2015 cash bonus awards.  Having had the benefit of further analysis of the Company’s executive compensation and revisions of the Company’s compensation philosophy, the Compensation Committee approved a $250,000 bonus for Ellen M. Cotter for her 2015 performance as interim President and Chief Executive Officer.

Total Direct Compensation

In 2015, we and our Compensation Committee had no policy regarding the amount of salary and cash bonus paid to our Chief Executive Officer or other named executive officers in proportion to their total direct compensation.

Compensation of Other Named Executive Officers

Until the reassessment of compensation practices in early 2016, the compensation of the Cotter family members as executive officers of our Company was determined by the Compensation Committee based on the same compensation philosophy used to determined Mr. Cotter, Sr.’s compensation prior to his retirement.  The Cotter family members’ respective compensation packages each consisted of a base cash salary, discretionary cash bonus and, on occasion, discretionary grants of stock options.

Historically, our Chief Executive Officer determined the base salaries of our executive officers other than himself and members of his family.  Our Chief Executive Officer considered the following guidelines in setting the type and amount of executive compensation:

1.Executive compensation should primarily be used to:

•	attract and retain talented executives;
•	reward executives appropriately for their individual efforts and job performance; and
•	afford executives appropriate incentives to achieve the short-term and long-term business objectives established by management and our Board.

2.In support of the foregoing, the total compensation paid to our named executive officers should be:

•	fair, both to our Company and to the named executive officers;
•	reasonable in nature and amount; and
•	competitive with market compensation rates.

Personal and Company performances were just two factors historically considered in establishing base salaries.  We had no pre-established policy or target for allocating total executive compensation between base and discretionary or incentive compensation, or between cash and stock-based incentive compensation.  Historically, including in 2015, a majority of total compensation to our named executive officers has been in the form of annual base salaries and discretionary cash bonuses, although stock bonuses have been granted from time to time under special circumstances.

These elements of our executive compensation are discussed further below.

Salary:  Annual base salary was intended to compensate named executive officers for services rendered during the fiscal year in the ordinary course of performing their job responsibilities.  Factors considered in setting the base salaries prior to 2015 included (i) the negotiated terms of each executive’s employment agreement or the original terms of employment, (ii) the individual’s position and level of responsibility with our Company, (iii) periodic review of the executive’s compensation, both individually and relative to our other named executive officers, and (iv) a subjective evaluation of individual job performance of the executive.

Cash Bonus:  Historically, we had awarded annual cash bonuses to supplement the base salaries of our named executive officers, and our Board delegated to our former Chief Executive Officer, Mr. Cotter, Sr., the authority to determine in his discretion the annual cash bonuses, if any, to be paid to our executive officers other than the Cotter family executives.

In early 2016, following the reassessment of the Company’s compensation structure discussed below, the Compensation Committee, meeting in executive session, approved a 2015 performance bonus for the Chief Executive Officer as well as our other named executive officers.

Stock Bonus:  Equity incentive bonuses were available for award to align our executives’ long-term compensation to appreciation in stockholder value over time.  Historically awards have not been granted on any fixed schedule, but instead were granted from time to time to new hires and for the recognition and retention of executives.

If awarded, it has generally been our policy to value stock options and restricted stock at the closing price of our common stock as reported on the NASDAQ Stock Market on the date the award was approved or on the date of hire, if the stock is granted as a recruitment incentive.  When stock was granted as bonus compensation for a particular transaction, the award may have been based on the market price on a date calculated from the closing date of the relevant transaction.  Stock options granted to our employees generally have a five year term and vest over four years in equal installments upon the annual anniversaries of the date of the grant, subject to continued employment upon each vesting date.  Awards may also have been subject to vesting and limitations on voting or other rights.

As discussed below, our Board substantially changed these practices for 2016 and future years.

Other than James Cotter, Jr.'s role as Chief Executive Officer and thereafter, Ms. Ellen M. Cotter’s  role as Chief Executive Officer, none of our executive officers played a role in determining the compensation of our named executive officers during 2015.

2015 Base Salaries and Bonuses

We have historically established base salaries and target discretionary cash bonuses for our named executive officers through negotiations with the individual named executive officer, generally at the time the named executive officer commenced employment with us, subject to additional increases from time to time based on performance and tenure, with the intent of providing annual cash compensation at a level sufficient to attract and retain talented and experienced individuals.

Our Compensation Committee recommended and our Board approved the following base salaries for Mr. Cotter, Jr. and Ellen M. Cotter for 2015:

Name	2014 Base Salary ($)	2015 Base Salary ($)
Ellen M. Cotter (1)	335,000	402,000
James J. Cotter, Jr (2)	335,000	335,000(2)

(1)	Ellen M. Cotter was appointed Interim President and Chief Executive Officer on June 12, 2015 and President and Chief Executive Officer on January 8, 2016.
(2)

James J. Cotter, Jr. served as President from June 1, 2013 through June 12, 2015, and Chief Executive Officer from August 7, 2014 through June 12, 2015.  Mr. Cotter, Jr. had an annual base salary of $335,000 for 2015.  When his employment ended, Mr. Cotter, Jr. earned a prorated base salary of $195,417 for 2015, which includes his severance payment paid through the end of July 2015.

With the exception of Mr. Ghose, who was appointed Chief Financial Officer on May 11, 2015, Mr. Matyczynski, whose base salary was $324,000 in 2015, and Mr. Smith, whose base salary was $274,897, the base salaries of our other named executive officers generally remained at the levels established for 2014, as shown in the following table:

Name	2014 Base Salary ($)	2015 Base Salary ($)
Dev Ghose (1)	--	400,000(1)
Andrzej J. Matyczynski (2)	309,000	324,000
William Ellis(3)	350,000(3)	350,000
Robert F. Smerling	350,000	350,000
Wayne Smith	324,295(4)	274,897(4)

(1)	Devasis Ghose was appointed Chief Financial Officer and Treasurer on May 11, 2015. For 2015, Mr. Ghose earned a prorated base salary of $257,692.
(2)

Andrzej J. Matyczynski, our former Chief Financial Officer, Treasurer and Corporate Secretary, has a written agreement with our Company that provides certain severance and deferred compensation benefits.  Mr. Matyczynski resigned as Corporate Secretary on October 20, 2014 and as our Chief Financial Officer and Treasurer effective May 11, 2015, however he continued as an employee to assist in the transition of our new Chief Financial Officer, and was appointed Executive Vice President-- Global Operations on March 10, 2016.  Under Mr. Matyczynski’s employment contract, upon his retirement and provided there has been no termination for cause, he will become entitled under his agreement to a lump-sum severance payment of $50,000, subject to certain offsets, and to the payment of his vested benefit under his deferred compensation plan discussed below in this section.

(3)	William Ellis submitted his resignation on February 18, 2016, effective March 11, 2016. For 2014, Mr. Ellis earned a prorated base salary of $71,795.
(4)

Mr. Smith’s salary was paid in Australian Dollars in the amounts of AUD$359,250 in 2014 (shown in the table in U.S. Dollars using exchange rate 0.9027), and AUD$365,360 in 2015 (shown in the table in U.S. Dollars using exchange rate 0.7524).

Prior to 2016, all named executive officers were eligible to receive a discretionary annual cash bonus.  Cash bonuses are typically prorated to reflect a partial year of service.

In connection with consideration of 2015 performance bonuses for members of management, the Chief Executive Officer prepared and submitted recommendations for each of the executive and management team members, other than herself.  In considering these recommendations, the Compensation Committee had the benefit of its extensive deliberations as well as the data provided by Willis Towers Watson.  In executive session, the Compensation Committee considered and approved a 2015 performance bonus for the Chief Executive Officer.  The proposed bonus amounts were reviewed and approved by the Board in February 2016.  The Board approval covered the named executive officers set forth below, as well as select other officers and executives.

The following are the 2015 Performance Bonuses approved pursuant to the above process:

Name	2015 Performance Bonus ($)
Ellen M. Cotter	250,000
Dev Ghose	75,000
Andrzej J. Matyczynski	0
William Ellis	0(1)
James J. Cotter, Jr.	0
Robert F. Smerling	75,000
Wayne Smith	71,478(2)

(1)

Pursuant to his employment agreement, in 2015 Mr. Ellis received a guaranteed bonus of $60,000, and as such, it was not subject to the process above.  Mr. Ellis submitted his resignation on February 18, 2016.

(2)	Mr. Smith’s bonus was paid in Australian Dollars in the amount of AUD$95,000 (shown in the table in U.S. Dollars using exchange rate 0.7524).

In the past, we have offered stock options and stock awards to our employees, including named executive officers, as the long-term incentive component of our compensation program.  We sometimes granted equity awards to new hires upon their commencing employment with us and from time to time thereafter.  Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes.  Generally, the stock options we granted to our employees vest over four years in equal installments upon the annual anniversaries of the date of grant, subject to their continued employment with us on each vesting date.

Employment Agreements

James J. Cotter, Jr.  On June 12, 2015, the Board terminated the employment of James J. Cotter, Jr. as our President and Chief Executive Officer.  Under Mr. Cotter, Jr.’s employment agreement with the Company, he is entitled to the compensation and benefits he was receiving at the time of a termination without cause for a period of twelve months from notice of termination.  At the time of termination, Mr. Cotter Jr.’s annual salary was $335,000, and the Company paid Mr. Cotter Jr. severance payments in the amount of $43,750.  A dispute has arisen between the Company and Mr. Cotter as to whether the Company is required to continue to make these payments, which dispute is currently subject to arbitration.

Dev Ghose.  On April 20, 2015, we entered into an employment agreement with Mr. Dev Ghose, pursuant to which he agreed to serve as our Chief Financial Officer for a one-year term commencing on May 11, 2015.  The employment agreement provides that Mr. Ghose is to receive an annual base salary of $400,000, with an annual target bonus of $200,000, and employee benefits in line with those received by our other senior executives.  Mr. Ghose was also granted stock options to purchase 100,000 shares of Class A Stock at an exercise price equal to the closing price of our Class A Stock on the date of grant and which will vest in equal annual increments over a four-year period, subject to his remaining in our continuous employ through each annual vesting date.

Under his employment agreement, we may terminate Mr. Ghose’s employment with or without cause (as defined) at any time.  If we terminate his employment without cause or fail to renew his employment agreement upon expiration without cause, Mr. Ghose will be entitled to receive severance in an amount equal to the salary and benefits he was receiving for a period of 12 months following such termination or non-renewal. If the termination is in connection with a “change of control” (as defined), Mr. Ghose would be entitled to severance in an amount equal to the compensation he would have received for a period two years from such termination.

William D. Ellis.  On October 20, 2014, we entered into an employment agreement with Mr. William D. Ellis, which was amended in September 2015, pursuant to which he agreed to serve as our General Counsel for a term of three years.  The employment agreement provided that Mr. Ellis was to receive an annual base salary of $350,000, with an annual guaranteed bonus of at least $60,000.  In addition, Mr. Ellis was granted stock options to purchase 60,000 shares of Class A Stock at an exercise price equal to the closing price of our Class A Stock on the date of grant and which will vest in equal annual increments over a three-year period, subject to his remaining in our continuous employ through each annual vesting date.

On February 18, 2016, William D. Ellis submitted his resignation as our General Counsel and Corporate Secretary.  On March 11, 2016, we entered into an agreement with Mr. William D. Ellis, pursuant to which, in consideration of the payment to Mr. Ellis of $205,010 (to be paid in 19 equal semi-monthly installments of $10,790) and the vesting of options to acquire 20,000 shares of our Class A Common Stock on October 15, 2016, Mr. Ellis has agreed to be available to advise us on matters on which he previously worked until December 31, 2016.  Mr. Ellis' last day of employment was March 11, 2016.

Andrzej J. Matyczynski.  Mr. Matyczynski, our former Chief Financial Officer, Treasurer and Corporate Secretary, has a written agreement with our Company that provides for a lump-sum severance payment of $50,000, provided there has been no termination for cause and subject to certain offsets, and to the payment of his vested benefit under his deferred compensation plan discussed below in the section entitled “Other Elements of Compensation.”  Mr. Matyczynski resigned as our Corporate Secretary on October 20, 2014 and as our Chief Financial Officer and Treasurer effective May 11, 2015, but continued as an employee in order to assist in the transition of our new Chief Financial Officer.  He was appointed EVP-Global Operations in March 2016.

2016 AND FUTURE COMPENSATION STRUCTURE

Background

In early 2016, our Compensation Committee conducted a thorough evaluation of our compensation policy for executive officers and outside directors to establish a plan that encompasses best corporate practices consistent with our best interests.  Our Compensation Committee undertook to review, evaluate, revise and recommend the adoption of new compensation arrangements for our executive and management officers and outside directors.  In January 2016, our Compensation Committee retained the international compensation consulting firm of Willis Towers Watson as its advisor in this process and also relied on the advice of our legal counsel, Greenberg Traurig, LLP.

Compensation Committee Charter

On February 29, 2016, our Board adopted the Charter of the Compensation Committee, or the Compensation Committee Charter.  In keeping with our intent to implement best practices, the Compensation Committee Charter delegated the following responsibilities to our Compensation Committee:

•	in consultation with our senior management, to establish our compensation philosophy and objectives;
•

to review and approve all compensation, including salary, bonus, incentive and equity compensation, for our  CEO and our executive officers, provided that our CEO may not be present during voting or deliberations on his or her compensation;

•	to approve all employment agreements, severance arrangements, change in control provisions and agreements and any special or supplemental benefits applicable to our CEO and other executive officers;
•

to approve and adopt, on behalf of our Board, incentive compensation and equity-based compensation plans, or, in the case of plans requiring stockholder approval, to review and recommend such plan to the stockholders;

•

to review and discuss with our management and our counsel and auditors, the disclosures made in Compensation Discussion and Analysis and advise our Board whether, in the view of the Committee, the Compensation Discussion and Analysis is, in form and substance, satisfactory for inclusion in our annual report on Form 10-K and proxy statement for the annual meeting of stockholders;

•

to prepare an annual compensation committee report for inclusion in our proxy statement for the annual meeting of stockholders in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”);

•	to periodically review and reassess the adequacy of this charter and recommend any proposed changes to the Board for approval;
•

to administer our equity-based compensation plans, including the grant of stock options and other equity awards under such plans, the exercise of any discretion accorded to the administrator of all such plans and the interpretation of the provisions of such plans and the terms of any awards made under the plans; and

•

to consider the results of the most recent stockholder advisory vote on executive compensation required by Section 14A of the Securities Exchange Act of 1934 when determining compensation policies and making decisions on executive compensation.

Under the Compensation Committee Charter, "executive officer" is defined to mean the chief executive officer, president, chief financial officer, chief operating officer, general counsel, principal accounting officer, any executive vice president of the Company and any Managing Director of Reading Entertainment Australia Pty Ltd and/or Reading New Zealand, Ltd.; provided that any compensation determinations pertaining to Ellen M. Cotter and Margaret Cotter will be subject to review and approval by our Board.

As noted above, the Compensation Committee Charter was adopted as part of our Board's implementation of additional corporate best practices measures.  The Compensation Committee Charter will apply for the remainder of 2016 and the future, subject to further amendments and modifications by our Board. The Compensation Committee charter is available on our website at http://www.readingrdi.com/Committee-Charters.

The Compensation Committee reviews compensation policies and practices effecting employees in addition to those applicable to executive officers.  The Compensation Committee has determined that it is not reasonably likely that our compensation policies and practices for its employees would have a material adverse effect on our Company.

Executive Compensation

In early 2016, our Compensation Committee met with Willis Towers Watson, our Chief Executive Officer, and our legal counsel, to review the Company’s compensation levels, programs and practices.  As part of its engagement, Willis Towers Watson reviewed our compensation paid to executive and management officers by position, in light of each person’s duties and responsibilities.  Willis Towers Watson then compared our top executive and management positions to (i) executive compensation paid by a peer group and (ii) two surveys, the 2015 Willis Towers Watson Data Services Top Management Survey Report and the 2015 Mercer MBD Executive Compensation Survey, in each case, identified by office position and duties performed by the officer.  The peer group utilized by Willis Towers Watson included the following 15 companies:

Arcadia Realty Trust	Inland Real Estate Corp.
Associated Estates Realty Corp.	Kite Realty Group Trust
Carmike Cinemas Inc.	Marcus Corporation
Cedar Realty Trust Inc.	Pennsylvania Real Estate Investment Trust
Charter Hall Group	Ramco-Gershenson Properties Trust
EPR Properties	Urstadt Biddle Properties Inc.
Vicinity Centres	Village Roadshow Ltd.
IMAX Corporation

Willis Towers Watson selected the above peer group because (i) the companies included were based in the  U.S. and Australia, reflecting our geographic operations and (ii) the companies were comparable to us  based on revenue.

The executive pay assessment prepared by Willis Towers Watson measured our executive and management compensation  against compensation paid by peer group companies and the companies listed in the two surveys based on the 25th, 50th and 75th percentile of such peer group and surveyed companies. The 50th percentile was the median compensation paid by such peer group and surveyed companies to executives performing similar responsibilities and duties.

The Willis Towers Watson assessment compared the base salary, the short term incentive (cash bonus) and long term incentive (equity awards) of the peer and surveyed companies to the base salary, short term incentive and long term incentive provided to our executives.  The assessment concluded that, except in a few positions, we were generally competitive in base salary, however, we were not competitive when short-term incentives and long term incentives were included in the total compensation paid to our executives and management.

As a result of the foregoing factors, Willis Towers Watson recommended that we:

•	Implement a formal annual incentive opportunity for all executives; and
•	Implement a regular annual grant program for long-term incentives.

Our Compensation Committee recommended, and our Board subsequently adopted, a compensation philosophy for our  management team members to:

•	Attract and retain talented and dedicated management team members;
•	Provide overall compensation that is competitive in its industry;
•	Correlate annual cash incentives to the achievement of its business and financial objectives; and
•	Provide management team members with appropriate long-term incentives aligned with stockholder value.

As part of the compensation philosophy, our compensation focus will be to (1) drive our strategic plan on growth, (2) align officer and management performance with the interests of  our stockholders, and (3) encourage retention of our officers and management team members.

In furtherance of the compensation policy and as a result of the extensive deliberations, including consideration of the Willis Towers Watson recommendations, our Compensation Committee adopted an executive and management officer compensation structure for 2016 consisting of:

•	A base salary comparable with job description and industry standard.

•

A short-term incentive plan based on a combination of factors including overall corporate and division performance as well as individual performance with a target bonus opportunity to be denominated as a percent of base salary with specific goals weightings and pay-out ranges; and

•	A long-term incentive or equity awards in line with job description, performance, and industry standards.

Our Compensation Committee's intention is that the compensation structure approved for 2016 will remain in place indefinitely. However, it will review performance and results after the first year and thereafter and evaluate from time to time whether enhancements, changes or other compensation structures are in our and our  stockholders best interests.

Reflecting the new approach, our Compensation Committee established (i) 2016 annual base salaries at levels that it believed (based heavily on the data provided by Willis Towers Watson) are generally competitive with executives in our peer group and in other comparable publicly-held companies as described in the executive pay assessment prepared by Willis Towers Watson, (ii) short term incentives in the form of discretionary annual cash bonuses based on the achievement of identified goals and benchmarks, and (iii) long-term incentives in the form of employee stock options and restricted stock units will be used as a retention tool and as a means to further align an executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value.

Our Compensation Committee will evaluate both executive performance and compensation to maintain our ability to attract and retain highly-qualified executives in key positions and to assure that compensation provided to executives remains competitive when compared to the compensation paid to similarly situated executives of companies with whom we compete for executive talent or that we consider comparable to our company.

Role of Chief Executive Officer in Compensation Decisions

In connection with the implementation of the new compensation structure, our Compensation Committee conducted the thorough review of executive compensation discussed above. Our Compensation Committee engaged in extensive discussions with and considered with great weight the recommendations of the Chief Executive Officer as to compensation for executive and management team members other than for the Chief Executive Officer.

Our Compensation Committee expects to perform an annual review of executive compensation, generally in the first quarter of the year following the year in review, with a presentation by the Chief Executive Officer regarding each element of the executive compensation arrangements. At our Compensation Committee’s direction, our Chief Executive Officer prepared an executive compensation review for each executive officer (other than the Chief Executive Officer), as well as the full executive team, which included recommendations for:

•	2016 Base Salary
•	A proposed year-end short -term incentive in the form of a target cash bonus based on the achievement of certain objectives; and
•	A long-term incentive in the form of stock options and restricted stock units for the year under review.

As part of the compensation review, our Chief Executive Officer may also recommend other changes to an executive’s compensation arrangements such as a change in the executive’s responsibilities. Our Compensation Committee will evaluate the Chief Executive Officer’s recommendations and, in its discretion, may accept or reject the recommendations, subject to the terms of any written employment agreements.

Our Compensation Committee met in executive session without our Chief Executive Officer to consider the Chief Executive Officer’s compensation, including base salary, cash bonus and equity award, if any. Prior to such executive sessions, our Compensation Committee interviewed our Chief Executive Officer to obtain a better understanding of factors contributing to the Chief Executive Officer's compensation. With the exception of these executive sessions of our Compensation Committee, as a rule, our Chief Executive Officer participated in all deliberations of the Compensation Committee relating to executive compensation. However, our  Compensation Committee also asked our Chief Executive Officer to be excused for certain deliberations with respect to the compensation recommended for Margaret Cotter, the sister of our Chief Executive Officer.

In conjunction with the year-end annual compensation review, or as soon as practicable after the year-end, our Chief Executive Officer will recommend to our Compensation Committee our objectives and other criteria to be utilized for purposes of determining cash bonuses for certain senior executive officers. Our Compensation Committee, in its discretion, may revise the Chief Executive Officer’s recommendations. At the end of the year, our Compensation Committee, in consultation with our Chief Executive Officer, will review each performance goal and determine the extent to which the officer achieved such goals. In establishing performance goals, our Compensation Committee expects to consider whether the goals could possibly result in an incentive for any executives to take unwarranted risks in our Company’s business and intend to seek to avoid creating any such incentives.

Base Salaries

Our Compensation Committee reviewed the executive pay assessment prepared by Willis Towers Watson and other factors and engaged in extensive deliberation and then recommended the following 2016 base salaries (the 2015 base salaries are shown for comparison purposes) for the following officers. Our Board approved the recommendations of our  Compensation Committee on March 10, 2016 for the President and Chief Executive Officer, Chief Financial Officer and our named executive officers other than William D. Ellis and our prior Chief Executive Officers James J. Cotter, Sr. and James J. Cotter, Jr.

Name	Title	2015 Base Salary(4)	2016 Base Salary(4)
Ellen Cotter (1)	President and Chief Executive Officer	$402,000	$450,000
Dev Ghose (2)	EVP, Chief Financial Officer, Treasurer and Corporate Secretary	400,000	400,000
Andrzej J. Matyczynski (3)	EVP-Global Operations	324,000	336,000
Robert F. Smerling	President, US Cinemas	350,000	375,000
Wayne Smith	Managing Director, Australia and New Zealand	274,897(4)	282,491(4)

______________________________

(1)	Ellen M. Cotter was appointed Interim President and Chief Executive Officer on June 12, 2015 and President and Chief Executive Officer on January 8, 2016.
(2)	Devasis Ghose was appointed Chief Financial Officer and Treasurer on May 11, 2015. For 2015, Mr. Ghose earned a prorated base salary of $257,692.

Andrzej J. Matyczynski was the Company’s Chief Financial Officer and Treasurer until May 11, 2015 and thereafter he acted as Strategic Corporate Advisor to the Company.  He was appointed EVP-Global Operations on March 10, 2016.In 2015, Mr. Smith was paid in Australian dollars in the amount of AUD$365,360 (shown in U.S. Dollars in the table above, using the conversion rate of 0.7524).  In 2016, Mr. Smith will be paid in Australian dollars in the amount of AUD$370,000 (shown above in U.S. Dollars using the exchange rate of 0.76349).

Short Term Incentives

The Short Term Incentives authorized by our Compensation Committee and our Board  provides our executive officers and other management team members, who are selected to participate, with an opportunity to earn an annual cash bonus based upon the achievement of certain company financial goals, division goals and individual goals, established by our Chief Executive Officer and approved by our Compensation Committee and our Board (in future years, under the Compensation Committee Charter approved by our Board on March 10, 2016, our Compensation Committee will have full authority to approve these matters). Specifically, a participant in the short-term incentive plan will be advised of his or her annual potential target bonus expressed as a percentage of the participant’s base salary and by dollar amount.  The participant will be eligible for a short-term incentive bonus once the participant achieves goals identified at the beginning of the year for a threshold target, the potential target or potential maximum target bonus opportunity.  The bonus will vary depending upon the achievements made by the individual participants, the division and the corporation.  Corporate goals for 2016 will include levels of earnings before interest, depreciation, taxes and amortization (“non-GAAP Operating Income”) and property development milestones.  Division goals for 2016 will include levels of division cash flow and division milestones and individual goals will include specific unique performance goals specific to the individual’s position with us. Each of the corporate, division and individual goals carries a different percentage weight in determining the officer’s or other team member’s bonus for the year.

Ms. Ellen M. Cotter, our President and Chief Executive Officer, has a potential target bonus opportunity of 95% of Base Salary, or $427,500 at target based on Ms. Cotter’s achievement of her performance goals and over achievement of corporate goals discussed above.  Of that potential target bonus opportunity, a threshold bonus of $213,750 may be achieved based upon Ms. Cotter’s achievement of certain performance goals and our achievement of certain corporate goals, and a potential maximum target of $641,250 is based on achieving additional performance goals.  Ms. Cotter’s aggregate annual bonus opportunity can range from $0 to $641,250. Mr. Dev Ghose, our EVP, Chief Financial Officer, Treasurer and Corporate Secretary, has a potential target bonus opportunity of 50% of Base Salary, or $200,000 at target, which is based on achievement of his performance goals and our achievement of corporate goals, as discussed above. Mr. Ghose’s aggregate annual bonus opportunity can range from $0 to $300,000 (the maximum potential target if additional performance goals are met by Mr. Ghose). Mr. Andrzej J. Matyczynski, our EVP - Global Operations, has a target bonus opportunity of 50% of Base Salary, or $168,000 at target, which is based on achievement of his performance goals, our achievement of corporate goals and certain divisional goals.  Mr. Matyczynski’s aggregate annual bonus opportunity can range from $0 to $252,000 (the maximum potential target if additional performance goals are met by Mr. Matyczynski). Mr. Robert Smerling, President, US Cinemas, has a target bonus opportunity of 30% of base pay, or $112,500 at target, which is based on achievement of his performance goals, our achievement of corporate goals and certain divisional goals. Mr. Smerling’s aggregate annual bonus opportunity can range from $0 to $168,750 (the maximum potential target if additional performance goals are met by Mr. Smerling). Mr. Wayne Smith, Managing Director, Australia New Zealand, has a target bonus opportunity of 40% of Base Salary, or A$148,000 at target, which is based on achievement of his performance goals, our achievement of corporate goals and certain divisional goals. Mr. Smith’s aggregate annual bonus opportunity can range from A$0 to A$222,000 (the maximum potential target if additional performance goals are met by Mr. Smith). The positions of other management team members have target bonus opportunities ranging from 20% to 30% of Base Salary based on achievement certain goals. The highest level of achievement, participants may be eligible to receive up to a maximum of 150% of his or her target bonus amount.

Long-Term Incentives

Long-Term incentives will utilize the equity-based plan under our 2010 Incentive Stock Plan, as amended (the “2010 Plan”). For 2016, executive and management team participants will receive awards in the following forms: 50% time-based restricted stock units and 50% non-statutory stock options. The grants of restricted stock units and options will vest ratably over a four (4) year period with 1/4th vesting on each anniversary date of the grant date.

On March 10, 2016, the following grants were made:

Name	Title	Dollar Amount of Restricted Stock Units	Dollar Amount of Non-Statutory Stock Options (1)
Ellen M. Cotter	President and Chief Executive Officer	$150,000	$150,000
Devasis Ghose (2)	EVP, Chief Financial Officer, Treasurer and Corporate Secretary	0	0
Andrzej J. Matyczynski	EVP-Global Operations	37,500	37,500
Robert F. Smerling	President, US Cinemas	50,000	50,000
Wayne Smith	Managing Director, Australia and New Zealand	27,000 (3)	27,000(3)

(1)The number of shares of stock to be issued will be calculated using the Black Scholes pricing model as of the date of grant of the award.

(2)Mr. Devasis Ghose was awarded 100,000 non-statutory stock options vesting over a 4-year period on commencing on Mr. Ghose’s first day of employment on May 11, 2015.

(3)Although Mr. Smith was paid 50% of $75,000 in Australian Dollars, the amount shown above is quoted in U.S. Dollars.

All long-term incentive awards will be subject to other terms and conditions set forth in the 2010 Plan and award grant.

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

Other Retirement Plans

During 2012, Mr. Matyczynski was granted an unfunded, nonqualified deferred compensation plan (“DCP”) that was partially vested and was to vest further so long as he remained in our continuous employ.  The DCP allowed Mr. Matyczynski to defer part of the cash portion of his compensation, subject to annual limits set forth in the DCP.  The funds held pursuant to the DCP are not segregated and do not accrue interest or other earnings.  If Mr. Matyczynski were to be terminated for cause, then the total vested amount would be reduced to zero.  The incremental amount vested each year was made subject to review and approval by our Board.  Please see the “Nonqualified Deferred Compensation” table for additional information.  In addition, Mr. Matyczynski is entitled to a lump-sum severance payment of $50,000, provided there has been no termination for cause and subject to certain offsets, upon his retirement.

Upon the termination of Mr. Matyczynski’s employment, he will also be entitled under the DCP agreement to payment of the vested benefits under his DCP in annual installments following the later of (a) 30 days following Mr. Matyczynski’s 65th birthday or (b) six months after his separation from service for reasons other than his death or termination for cause.  The DCP was to vest over 7 years and with full vesting to occur in 2019 at $1,000,000 in deferred compensation. However, in connection with his changed employment to EVP - Global Operations, the Company and Mr. Matyczynski agreed that the Company would cease making contributions to the DCP on April 15, 2016 and that the final contributions by the Company to the DCP would be $150,000 for 2015, and $21,875 for 2016, satisfying the Company’s total contribution obligations under the DCP at an amount of $621,875.

The DCP is an unfunded contractual obligation of the Company.  DCP benefits are paid from the general assets of the Company.  However, the Company reserves the right to establish a grantor trust from which DCP benefits may be paid.

In March 2016, the Compensation Committee approved a one-time retirement benefit for Robert Smerling, President, Cinema Operations, due to his significant long term service to the Company. The retirement benefit an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the then most recently completed five year period.

We currently maintain no other retirement plan for our named executive officers.

Key Person Insurance

We maintain life insurance on certain individuals who we believe to be key to our management.  In 2015, these individuals included James J. Cotter, Jr. (through September 13, 2015), Ellen M. Cotter, Margaret Cotter, William Ellis, Dev Ghose, Andrzej Matyczynski, Robert Smerling, Craig Tompkins and Wayne Smith.  If such individual ceases to be our employee, Director or independent contractor, as the case may be, she or he is permitted, by assuming responsibility for all future premium payments, to replace our Company as the beneficiary under such policy.  These policies allow each such individual to purchase up to an equal amount of insurance for such individual’s own benefit.  In the case of our employees, the premium for both the insurance as to which we are the beneficiary and the insurance as to which our employee is the beneficiary, is paid by us.  In the case of named executive officers, the premium paid by us for the benefit of such individual is reflected in the Compensation Table in the column captioned “All Other Compensation.”

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally.  We do not generally provide our named executive officers with perquisites or other personal benefits.  Historically, many of our other named executive officers also received an automobile allowance.  The table below shows car allowances granted to certain officers under their employment agreements or arrangements.  From time to time, we may provide other perquisites to one or more of our other named executive officers.

Officer	Annual Allowance ($)
Dev Ghose	12,000
William Ellis (1)	15,000
Andrzej J. Matyczynski	12,000
Ellen M. Cotter	13,800
James J. Cotter, Jr. (1)	15,000
Robert F. Smerling	18,000

(1)	Mr. Ellis and Mr. Cotter, Jr. are no longer employees of the Company.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Subject to an exception for “performance-based compensation,” Section 162(m) of the Internal Revenue Code generally prohibits publicly held corporations from deducting for federal income tax purposes annual compensation paid to any senior executive officer to the extent that such annual compensation exceeds $1.0 million.  Our Compensation Committee and our Board consider the limits on deductibility under Section 162(m) in establishing executive compensation, but retain the discretion to authorize the payment of compensation that exceeds the limit on deductibility under this Section.

Nonqualified Deferred Compensation

We believe we are operating, where applicable, in compliance with the tax rules applicable to nonqualified deferred compensation arrangements.

Say on Pay

At our Annual Meeting of Stockholders held on May 15, 2014, we held an advisory vote on executive compensation.  Our stockholders voted in favor of our Company’s executive compensation.  The Compensation Committee reviewed the results of the advisory vote on executive compensation in 2014 and did not make any changes to our compensation based on the results of the vote. We expect that our next advisory vote of our stockholders on executive compensation will be at our 2017 Annual Meeting of Stockholders.

Executive Compensation

This section discusses the material components of the compensation program for our executive officers named in the 2015 Summary Compensation Table below.  In 2015, our named executive officers and their positions were as follows:

•

Ellen M. Cotter, Chairperson of the Board, President and Chief Executive Officer, interim President and Chief Executive Officer, Chief Operating Officer – Domestic Cinemas and Chief Executive Officer of Consolidated Entertainment, LLC.

•	Dev Ghose, EVP, Chief Financial Officer and Treasurer.
•	William Ellis, General Counsel and Corporate Secretary
•	Robert F. Smerling, President – Domestic Cinema Operations.
•	Wayne Smith, Managing Director – Australia and New Zealand.
•	James J. Cotter, Jr., former Vice Chairman, President and Chief Executive Officer.
•	Andrzej J. Matyczynski, former Chief Financial Officer, Treasurer and Corporate Secretary.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended December 31, 2015 to (i) Mr. James J. Cotter, Jr., who served as our principal executive officer until June 12, 2015, (ii) Ellen M. Cotter, who served as our interim principal executive officer from June 12, 2015 through December 31, 2015, (iii) Mr. Andrzej J. Matyczynski, who served as our Chief Financial Officer and Treasurer until May 11, 2015, (iv) Mr. Dev Ghose, who served as our Chief Financial Officer starting May 11, 2015, and (v) the other three most highly compensated persons who served as executive officers in 2015.  The following executives are herein referred to as our “named executive officers.”

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earning ($)		All Other Compensation ($)		Total ($)
Ellen M. Cotter (2) Interim President and Chief Executive Officer, Chief Operating Officer -Domestic Cinemas	2015	402,000	250,000	--	--	--		25,465	(3)	677,465
	2014	335,000	--	--	--	--		75,190	(3)(4)	410,190
	2013	335,000	--	--	--	--		24,915	(3)	359,915
James J. Cotter, Jr. (5)(9) Former President and Chief Executive Officer	2015	195,417	--	--	50,027--	--		16,161	(3)	261,605
	2014	335,000	--	--	50,027--	--		26,051	(3)	411,078
	2013	195,417	--	--	29,182--	--		9,346	(3)	233,945
Devasis Ghose (6) Chief Financial Officer and Treasurer	2015	257,692	75,000		382,334	--		15,730	(3)	407,005
	2014	--	--	--	--	--	--	--		--
	2013	--	--	--	--	--	--	--		--
Andrzej J. Matyczynski (7) Former Chief Financial Officer and Treasurer	2015	324,000			33,010	150,000	(8)	27,140	(3)	534,150
	2014	308,640			33,010	150,000	(8)	26,380	(3)	518,030
	2013	308,640	35,000	--	33,010	50,000	(8)	25,755	(3)	452,405

William Ellis General Counsel (10)	2015	350,000	60,000		57,194		28,330	(3)	495,524
	2014	71,795	10,000		9,532		2,500	(3)	93,827
	2013	--	--	--	--	--	--		--
Robert F. Smerling President – Domestic Cinema Operations	2015	350,000	75,000	--	--	--	22,899	(3)	447,899
	2014	350,000	65,000	--	--	--	22,421	(3)	437,421
	2013	350,000	25,000	--	--	--	21,981	(3)	396,981
Wayne Smith (11) Managing Director -Australia and New Zealand	2015	274,897	71,478	--	--	--	2,600	(3)	348,975
	2014	324,295	72,216	--	--	--	2,340	(3)	398,851
	2013	340,393	48,420	--	--	--	2,075	(3)	390,888

(1)Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures.  The assumptions used in the valuation of these awards are discussed in[ Note 3] to our consolidated financial statements.  Amounts do not include the value of restricted stock units that will not vest within 60 days following the date of which this information is provided.

(2)Ms. Ellen M. Cotter was appointed our interim President and Chief Executive Officer on June 12, 2015.

(3)Includes our matching employer contributions under our 401(k) plan, the imputed tax of key person insurance, and any automobile allowances.  Aside from the car allowances only the employer contributions for the 401(k) plan exceeded $10,000, see table below. See the table in the section entitled Employee Benefits and Perquisites for the amount of each individual’s car allowance.

Employer Contribution for 401(k) Plan
Name	2015	2014	2013
Ellen M. Cotter	$10,600	$10,400	$10,200
James J. Cotter, Jr.	6,700	10,400	0
Dev Ghose	4,000	0	0
Andrzej J. Matyczynski	10,600	10,400	10,200
William Ellis	10,500	0	0
Robert F. Smerling	0	0	0
Wayne Smith	0	0	0

(4)Includes a $50,000 tax gross-up for taxes incurred as a result of the exercise of nonqualified stock options that were intended to be issued as incentive stock options.

(5)Mr. Cotter, Jr., served as our Chief Executive Officer until June 12, 2015.  In the case of Mr. Cotter Jr., the “All Other Compensation” column includes $43,750 in severance payments paid pursuant to Mr. Cotter Jr.’s employment agreement.  Of this amount, the Company has a claim against Mr. Cotter Jr. for approximately $18,000, which, if the Company is successful in this claim, may be recovered from Mr. Cotter Jr.  For additional information, see the information set forth in Item 3, Legal Proceedings.

(6)Mr. Ghose became Chief Financial Officer and Treasurer on May 11, 2015, as such, he was paid a prorated amount of his $400,000 salary for 2015.

(7)Mr. Matyczynski resigned as our Chief Financial Officer and Treasurer on May 11, 2015, and acted as our Strategic Corporate Advisor  until March 10, 2016.

(8)Represents the increase in the vested benefit of the DCP for Mr. Matyczynski.  Payment of the vested benefit under his DCP will be made in accordance with the terms of the DCP.

(9)Mr. Cotter, Jr. had an annual base salary of $335,000 for 2015.  As his employment ended in June 2015, Mr. Cotter, Jr. earned a prorated base salary of $195,417 for 2015, which includes his severance payment paid through the end of July 2015.

(10)Mr. Ellis became General Counsel and Corporate Secretary on October 20, 2014 as such he was paid a prorated amount of his $350,000 salary in 2014.  Mr. Ellis submitted his resignation on February 18, 206.

(11)Mr. Smith is paid in Australian Dollars.  Amounts in the table above are shown in U.S. Dollars, using the conversion rates of 0.9684 for 2013, 0.9027 for 2014and 0.7524 for 2015.

Grants of Plan-Based Awards

The following table contains information concerning the stock grants made to our named executive officers for the year ended December 31, 2015:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Futures Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Award ($/share) (3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Ellen M. Cotter
James J. Cotter, Jr.
Devasis Ghose	5-11-2015								100,000	13.42	$382,334
Andrzej J. Matyczynski
William Ellis
Robert F. Smerling
Wayne Smith (1)	7-16-2015							6,000			$84,000

(1)Mr. Wayne Smith was issued an award of restricted Class A Common Stock, which vests in equal installments on May 13, 2015 and May 13, 2016.  The closing price per share for the Class A Common Stock on the date of grant was $14.00. The awards issued to Mr. Wayne Smith are related to his prior-year performance.

(2)Mr. Dev Ghose was issued an option to purchase 100,000 shares of Class A Common Stock at the commencement of his employment, which award vests in four equal installments.

(3)Options are granted with an exercise price equal to the closing price per share on the date of grant.

(4)Represents the total option value estimated as per ASC 718.

Nonqualified Deferred Compensation

Name	Executive contributions in 2015 ($)	Registrant contributions in 2015 ($)	Aggregate earnings in 2015 ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at December 31, 2015 ($)
Andrzej J. Matyczynski	0	150,000	0	0	600,000

See Item 11 - Other Retirement Plans for a description of the DCP.

2010 Equity Incentive Plan

On May 13, 2010, our stockholders approved the Plan at the annual meeting of stockholders in accordance with the recommendation of the Board of Directors of the Company.  The Plan provides for awards of stock options, restricted stock, bonus stock, and stock appreciation rights to eligible employees, Directors, and consultants.  The Board of Directors approved an amendment to the Plan to permit the award of restricted stock units on March 10, 2016.  The Plan permits issuance of a maximum of 1,250,000 shares of Class A Stock.  The Plan expires automatically on March 11, 2020.

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

If awarded, it is generally our policy to value stock options and restricted stock at the closing price of our common stock as reported on the NASDAQ Stock Market on the date the award is approved or on the date of hire, if the stock is granted as a recruitment incentive.  When stock is granted as bonus compensation for a particular transaction, the award may be based on the market price on a date calculated from the closing date of the relevant transaction.  Awards may also be subject to vesting and limitations on voting or other rights.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2015 under the Plan:

Outstanding Equity Awards at Year Ended
December 31, 2015

	Option Awards					Stock Awards
	Class	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested ($)
James J. Cotter, Jr. (1)	A	25,000	20,000	6.31	06/02/2018	0	0
Ellen M. Cotter	A	20,000	--	5.55	03/06/2018	0	0
William Ellis(2)	A	8,815	40,000	8.94	12/31/2016	0	0
Devasis Ghose	A	25,000(3)	75,000	13.42	05/10/2020
Andrzej J. Matyczynski	A	25,000	--	6.02	08/22/2022	0	0
Robert F. Smerling	A	43,750	--	10.24	05/08/2017	0	0
Wayne Smith	A	--	--	--	--	3,000(4)	42,000

(1)

Mr. Cotter, Jr. has stated that he has unvested options to acquire 50,000 shares of Class A Stock at an exercise price of $6.31 per share, expiring February 6, 2018, of an original stock option grant of 100,000 Class A Stock.  Mr. Cotter, Jr. exercised 50,000 stock options in June 2015.  The Company’s position is that all unvested options expired upon the termination of Mr. Cotter, Jr.’s employment.  The matter is under review by the Company.

(2)

Mr. Ellis resigned effective March 11, 2106.  As part of his separation agreement, 20,000 of the 40,000 remaining unvested shares will vest on October 20, 2016.  Thereafter, no additional options will vest.

(3)	25,000 of Mr. Ghose’s options will vest on May 11, 2016.
(4)	Mr. Smith was granted 6,000 restricted shares of Class A stock on July 16, 2015, which vest over two years in annual installments.

Option Exercises and Stock Vested

The following table contains information for our named executive officers concerning the option awards that were exercised and stock awards that vested during the year ended December 31, 2015:

		Option Awards		Stock Awards
Name	Class	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)

James J. Cotter, Sr.	B	100,000	1,024,000	--	--
James J. Cotter, Jr. (1)	A	50,000	315,500
James J. Cotter, Jr.	A	12,500	48,375	--	--
James J. Cotter, Jr.	A	10,000	83,500	--	--
Ellen M. Cotter	B	50,000	512,000	--	--
Andrzej J. Matyczynski	A	35,100	180,063	--	--

(1)

Mr. Cotter, Jr. has stated that he has unvested options to acquire 50,000 shares of Class A Stock at an exercise price of $6.31 per share, expiring February 6, 2018, of an original stock option grant of 100,000 Class A Stock.  Mr. Cotter, Jr. exercised 50,000 stock options in June 2015.  The Company’s position is that all unvested options expired upon the termination of Mr. Cotter, Jr.’s employment.  The matter is under review by the Company.

Pension Benefits

The following table contains information concerning pension plans for each of the named executive officers for the year ended December 31, 2015:

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit as of 12/31/2015 ($)	Payments During Last Fiscal Year ($)

Andrzej J. Matyczynski	DCP	6	600,000	$--

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our named executive officers in connection with certain termination events, including a termination related to a change of control of the Company, as of December 31, 2015:

Mr. Dev Ghose – Termination without Cause.  Under his employment agreement, we may terminate Mr. Ghose’s employment with or without cause (as defined) at any time.  If we terminate his employment without cause or fail to renew his employment agreement upon expiration without cause, Mr. Ghose will be entitled to receive severance in an amount equal to the salary and benefits he was receiving for a period of 12 months following such termination or non-renewal.  If the termination is in connection with a “change of control” (as defined), Mr. Ghose would be entitled to severance in an amount equal to the compensation he would have received for a period two years from such termination.

Mr. William Ellis – Termination without Cause.  .  Mr. Ellis resigned his employment effective March 11, 2016.  We have entered into a separation agreement with Mr. Ellis which provides, among other things, that, in consideration of the payment to Mr. Ellis of $205,010 (to be paid in 19 equal semi-monthly installments of $10,790) and the vesting of options to acquire 20,000 shares of our Class A Common Stock on October 15, 2016, Mr. Ellis has agreed to be available to advise us on matters on which he previously worked until December 31, 2016.  Mr. Ellis’ employment agreement contained a noncompetition clause that did not extend beyond his termination.

Mr. Wayne Smith — Termination of Employment for Failing to Meet Performance Standards.  If Mr. Smith’s employment is terminated by the Board for failing to meet the standards of his anticipated performance, Mr. Smith will be entitled to a severance payment of six months’ base salary.

Mr. Andrzej J. Matyczynski – Deferred Compensation Benefits.  During 2012, Mr. Matyczynski was granted an unfunded, nonqualified deferred compensation plan (“DCP”) that was partially vested and was to vest further so long as he remained in our continuous employ.  If Mr. Matyczynski were to be terminated for cause, then the total vested amount would be reduced to zero.  The incremental amount vested each year was made subject to review and approval by our Board.  Please see the “Nonqualified Deferred Compensation” table for additional information.

Upon the termination of Mr. Matyczynski’s employment, he will be entitled under the DCP agreement to payment of the vested benefits under his DCP in annual installments following the later of (a) 30 days following Mr. Matyczynski’s 65th birthday or (b) six months after his separation from service for reasons other than his death or termination for cause.  The DCP was to vest over 7 years and with full vesting to occur in 2019 at $1,000,000 in deferred compensation.  However, in connection with his employment as EVP Global Operations, the Company and Mr. Matyczynski agreed that the Company would cease making contributions to the DCP on April 15, 2016 and that the final contributions by the Company to the DCP would be $150,000 for 2015 and $21,875 for 2016, satisfying the Company’s obligations under the DCP.  Mr. Matyczynski’s agreement contains nonsolicitation provisions that extend for one year after his retirement.

Under Mr. Matyczynski’s agreement, on his retirement date and provided there has not been a termination for cause, Mr. Matyczynski will be entitled to a lump sum severance payment in an amount equal to $50,000, less certain offsets.

Robert F. Smerling – Retirement Benefit.  In March 2016, the Compensation Committee approved a one-time retirement benefit for Robert Smerling, President, Cinema Operations, due to his significant long-term service to the Company.  The retirement benefit is the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the then most recently completed five year period.

No other named executive officers currently have employment agreements or other arrangements providing benefits upon termination or a change of control.  The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2015, assuming the transaction took place on December 31, 2015 at price equal to the closing price of the Class A stock, which was of $13.11.

Mr. Ellis’ agreement terminated when his employment ended as of March 11, 2016.  As such, his information is excluded from the table below.

	Payable on upon Termination without Cause ($)			Payable upon Termination in Connection with a Change in Control ($)			Payable upon Retirement ($)
	Severance Payments	Value of Vested Stock Options	Value of Health Benefits	Severance Payments	Value of Vested Stock Options	Value of Unvested Stock Options Accelerated	Benefits Payable under Retirement Plans or the DCP
Ellen Cotter	0	151,200	0	0	151,200	0	0
Dev Ghose	400,000	0	23,040	800,000	0		0
Wayne Smith	175,000(3)	39,330	--	0	39,330	39,330	0
Andrzej J. Matyczynski	50,000(1)	177,250	0	0	177,250	0	600,000
Robert F. Smerling	0	125,562	0	0	125,562	0	415,000 (2)

(1)	Mr. Matyczynski’s severance payment is payable upon his retirement, and is subject to certain offsets as set forth in his agreement, and is subject to certain offsets.
(2)

Mr. Smerling’s one-time retirement benefit is based on the average of the two highest total cash compensation years paid to Mr. Smerling in the most recently completed five-year period.  The figure quoted in the table represents the average of total compensation paid for years 2015 and 2014.

(3)	Represents value of stock grants.

Director Compensation Table

The following table sets forth information concerning the compensation to persons who served as our non‑employee Directors during 2015 for their services as Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Judy Codding	11,957	0	0	11,957
Margaret Cotter (2)	35,000	7,656	0	42,656
Guy W. Adams (3)	75,000	7,656	0	82,656
William D. Gould	80,000	7,656	0	87,656
Edward L. Kane	98,000	7,656	0	105,656
Douglas J. McEachern	82,000	7,656	0	89,656
Tim Storey (3)	112,500	7,656	21,136(4)	140,292
Michael Wrotniak	11,005	0	0	11,005

Total

(1)Fair value of the award computed in accordance with FASB ASC Topic 718.

(2)Until March 10, 2016, in addition to her Director’s fees, Ms. Margaret Cotter received a combination of fixed and incentive management fees under the OBI management agreement described under the caption “Certain Transactions and Related Party Transactions - OBI Management Agreement,” below.

(3)Mr. Storey served on our Board and Compensation Committee through October 11, 2015.

(4)Represents fees paid to Mr. Storey as the sole independent Director of our Company’s wholly owned New Zealand subsidiary.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently composed of Mr. Kane, who serves as Chair, Mr. Adams and Dr. Codding.  Mr. Storey, who served on our Board until October 11, 2015, served on our Compensation Committee until that date.  None of the members of the Compensation Committee was an officer or employee of the Company at any time during 2015.  None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has or had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 401(b) of Regulation S-K and, based on such review and discussions, has recommended to our Board that the foregoing “Compensation Discussion and Analysis” be included in this Form 10-K.

Respectfully submitted, Edward L. Kane, Chair Guy W. Adams Judy Codding

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	486,565	(2)	$8.68	551,800
Equity compensation plans not approved by security holders
Total	486,565

(1)These plans are the Company’s 1999 Stock Option Plan and 2010 Stock Incentive Plan.

(2)Represents outstanding options only.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the shares of Class A Stock and Class B Stock beneficially owned on April 22, 2016 by:

•	each of our incumbent Directors and Director nominees;
•	each of our incumbent executive officers and named executive officers set forth in the Summary Compensation Table of this Form 10-K;
•	each person known to us to be the beneficial owner of more than 5% of our Class B Stock; and
•	all of our incumbent Directors and incumbent executive officers as a group.

Except as noted, and except pursuant to applicable community property laws, we believe that each beneficial owner has sole voting power and sole investment power with respect to the shares shown.  An asterisk (*) denotes beneficial ownership of less than 1%.

	Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and Named Executive Officers
Ellen M. Cotter (2)(12)	3,146,965	14.5	1,173,888	69.8
James J. Cotter, Jr. (12)(13)	3,084,976	14.2	696,080	41.4
Margaret Cotter (3)(12)	3,335,012	15.4	1,158,988	66.9

Guy W. Adams (8)	2,000	*	--	--
Judy Codding (9)	2,000	*	--	--
William D. Gould (4)	56,340	*	--	--
Edward L. Kane (5)	21,500	*	100	*
Andrzej J. Matyczynski (16)	50,880	*	--	--
Douglas J. McEachern (6)	39,300	*	--	--
Michael Wrotniak (10)	2,000	--	--	--
Robert F. Smerling (7)	43,750	*	--	--
Wayne Smith (11)	3,000	*	--	--
William Ellis (17)	20,000	*	--	--
Dev Ghose (18)	25,000	--	--	--
5% or Greater Stockholders
James J. Cotter Living Trust (12)	1,897,649	8.8	696,080	41.4
Estate of James J. Cotter, Sr. (Deceased) (12)	326,800	1.5	427,808	25.5
Mark Cuban (14) 5424 Deloache Avenue Dallas, Texas 75220	72,164	*	207,913	12.4
PICO Holdings, Inc. and PICO Deferred Holdings, LLC (15) 875 Prospect Street, Suite 301 La Jolla, California 92037	--	--	117,500	7.0
James J. Cotter Foundation	102,751	*
Cotter 2005 Grandchildren’s Trust	289,390	1.3
All Directors and executive officers as a group (14 persons) (18)	5,007,094	22.9	1,209,088	71.9

(1)Percentage ownership is determined based on 21,654,302 shares of Class A Stock and 1,680,590 shares of Class B Stock outstanding on March 31, 2016.  Beneficial ownership has been determined in accordance with SEC rules.  Shares subject to options that are currently exercisable, or exercisable within 60 days following the date as of which this information is provided, and not subject to repurchase as of that date, which are indicated by footnote, are deemed to be beneficially owned by the person holding the options and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Stock shown includes 20,000 shares subject to stock options as well as 799,765 shares held directly.  The Class A Stock shown also includes 102,751 shares held by the James J. Cotter Foundation (the “Cotter Foundation”).  Ellen M. Cotter is Co-Trustee of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 297,070 shares that are part of the Estate of James J. Cotter, Deceased (the “Cotter Estate”) that is being administered in the State of Nevada and 29,730 shares from the Cotter Profit Sharing Plan.  On December 22, 2014, the District Court of Clark County, Nevada, appointed Ellen M. Cotter and Margaret Cotter as co-executors of the Cotter Estate.  As such, Ellen M. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown also include 1,897,649 shares held by the James J. Cotter Living Trust (the “Living Trust”).  See footnotes (12) to this table for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, the three Cotter family members would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (12).  Together Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock.

(3)The Class A Stock shown includes 17,000 shares subject to stock options as well as 804,173 shares held directly.  The Class A Stock shown also includes 289,390 shares held by the Cotter 2005 Grandchildren’s Trust and 29,730 shares from the Cotter Profit Sharing Plan.  Margaret Cotter is Co-Trustee of the Cotter 2005 Grandchildren’s Trust and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown includes 297,070 shares of Class A Stock that are part of the Cotter Estate.  As Co-Executor of the Cotter Estate, Ms. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown also include 1,897,649 shares held by the Living Trust.  See footnotes (12) for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, the three Cotter family members would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (12).  Together Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock.

(4)The Class A Stock shown includes 19,000 shares subject to stock options.

(5)The Class A Stock shown includes 4,000 shares subject to stock options.

(6)The Class A Stock shown includes 29,000 shares subject to stock options.

(7)The Class A Stock shown consists 43,750 shares subject to stock options.

(8)The Class A Stock shown consists of 2,000 shares subject to stock options.

(9) The Class A Stock shown consists of 2,000 shares subject to stock options.

(10)  The Class A Stock shown consists of 2,000 shares subject to stock options.

(11)  The Class A Stock shown consists of 3,000 restricted stock grants.

(12)On June 5, 2013, the Declaration of Trust establishing the Living Trust was amended and restated (the “2013 Restatement”) to provide that, upon the death of James J. Cotter, Sr., the Trust’s shares of Class B Stock were to be held in a separate trust, to be known as the “Reading Voting Trust,” for the benefit of the grandchildren of Mr. Cotter, Sr. Mr. Cotter, Sr. passed away on September 13, 2014.  The 2013 Restatement also names Margaret Cotter the sole trustee of the Reading Voting Trust and names James J. Cotter, Jr. as the first alternate trustee in the event that Ms. Cotter is unable or unwilling to act as trustee.  The trustees of the Living Trust, as of the 2013 Restatement, were Ellen M. Cotter and Margaret Cotter.  On June 19, 2014, Mr. Cotter, Sr. signed a 2014 Partial Amendment to Declaration of Trust (the “2014 Amendment”) that names Margaret Cotter and James J. Cotter, Jr. as the co-trustees of the Reading Voting Trust and provides that, in the event they are unable to agree upon an important trust decision, they shall rotate the trusteeship between them annually on each January 1st.  It further directs the trustees of the Reading Voting Trust to, among other things, vote the Class B Stock held by the Reading Voting Trust in favor of the appointment of Ellen M. Cotter, Margaret Cotter and James J. Cotter, Jr. to our Board and to take all actions to rotate the chairmanship of our Board among the three of them.  The 2014 Amendment states that James J. Cotter, Jr., Ellen M. Cotter and Margaret Cotter are Co‑Trustees of the Living Trust.  On February 6, 2015, Ellen M. Cotter and Margaret Cotter filed a Petition in the Superior Court of the State of California, County of Los Angeles, captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755).  The Petition, among other things, seeks relief that could determine the validity of the 2014 Amendment and who between Margaret Cotter and James J. Cotter Jr. will have authority as trustee or co-trustees of the Reading Voting Trust to vote the shares of Class B Stock shown (in whole or in part) and the scope and extent of such authority.  Mr. Cotter, Jr. has filed an opposition to the Petition.  The [696,080] shares of Class B Stock shown in the table as being beneficially owned by the Living Trust are reflected on the Company’s stock register as being held by the Living Trust and not by the Reading Voting Trust.  The information in the table reflects direct ownership of the [696,080] shares of Class B Stock by the Living Trust in accordance with the Company’s stock register and beneficial ownership of such shares as being held by each of the three potential Co-Trustees, Mr. Cotter, Jr., Ellen M. Cotter and Margaret Cotter, who, unless a court determines otherwise, are deemed to share voting and investment power of the shares held by the Living Trust.

(13)The Class A Stock shown includes 25,000 shares subject to stock options as well as 770,186 shares held directly  The Class A Stock shown also includes 289,390 shares held by the Cotter 2005 Grandchildren’s Trust and 102,751 held by the Cotter Foundation.  Mr. Cotter, Jr. is Co-Trustee of the Cotter 2005 Grandchildren’s Trust and of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Mr. Cotter, Jr. disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 1,897,649 shares held by the Living Trust, which became irrevocable upon Mr. Cotter, Sr.’s death on September 13, 2014.  See footnote (12) above for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, the three Cotter family members would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (12).  The Class A Stock shown includes 770,186 shares pledged as security for a margin loan.

(14)Based on Mr. Cuban’s Form 5 filed with the SEC on February 19, 2016 and Schedule 13D/A filed on February 22, 2016.

(15)Based on the PICO Holdings, Inc. and PICO Deferred Holdings, LLC Schedule 13G filed with the SEC on January 14, 2009.

(16)The Class A Stock shown includes 25,000 shares subject to stock options.

(17)The Class A Stock shown includes 8,815 shares subject to stock options.

(18)The Class A Stock shown includes 222,565 shares subject to options not exerciseable.

Item 13 –  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The members of our Audit Committee are Douglas McEachern, who serves as Chair, Edward Kane and Michael Wrotniak.  Management presents all potential related party transactions to the Audit Committee for review.  Our Audit Committee reviews whether a given related party transaction is beneficial to our Company, and approves or bars the transaction after a thorough analysis.  Only Committee members disinterested in the transaction in question participate in the determination of whether the transaction may proceed.  See the discussion entitled “Review, Approval or Ratification of Transactions with Related Persons” on page [11] for additional information regarding the review process.

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the master leasing, with an option to purchase, of certain cinemas located in Manhattan including our Village East and Cinemas 1, 2, 3 theaters.  In connection with that transaction, we also agreed (i) to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and (ii) to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by the Cotter Estate and a third party.

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1, 2, 3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease.  We paid an annual rent of $590,000 for this cinema to SHC in each of 2015, 2014, and 2013.  During this same period, we received management fees from the 86th Street Cinema of $151,000, $123,000 and $183,000.

In 2005, we acquired (i) from a third party the fee interest underlying the Cinemas 1, 2, 3  and (ii) from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2, 3 .  The ground lease estate and the improvements acquired from SHC were originally a part of the master lease transaction, discussed above.  In connection with that transaction, we granted to SHC an option to acquire at cost a 25% interest in the special purpose entity (Sutton Hill Properties, LLC (“SHP”) formed to acquire these fee, leasehold and improvements interests.  On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP’s liabilities.  At the time of the option exercise and the closing of the acquisition of the 25% interest, SHP had debt of $26.9 million, including a $2.9 million, non-interest bearing intercompany loan from the Company.  As of December 31, 2015, SHP had debt of $19.4 million (again, including the intercompany loan).  Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through cash flow from the Cinemas 1, 2, 3 , (ii) borrowings from third parties, and (iii) pro-rata contributions from the members.  We receive an annual management fee equal to 5% of SHP’s gross income for managing the cinema and the property, amounting to $153,000, $123,000 and $183,000 in 2015, 2014 and 2013 respectively.  This management fee was modified in 2015, as discussed below, retroactive to December 1, 2014.

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema by 10 years, with a new termination date of June 30, 2020.  This amendment was reviewed and approved by our Audit Committee.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities (see Note 11 – Pension and Other Liabilities).

In February 2015, SHP and we entered into an amendment to the management agreement dated as of June 27, 2007 between SHP and us.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1, 2, 3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1, 2, 3 over the average annual positive cash flow of the Cinemas 1, 2, 3  over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee. Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations.  In 2015, we received a management fee of $153,000.  This amendment was approved by SHC and by the Audit Committee of our Board of Directors.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations were, until recently, managed by Off-Broadway Investments, LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of the late Mr. James J. Cotter, Sr., the sister of Ellen M. Cotter and James Cotter, Jr., and a member of our Board of Directors.  The Management Agreement was terminated effective March 10, 2016 in connection with the retention by our Company of Margaret Cotter as a full time employee.

The Theater Management Agreement generally provided for the payment of a combination of fixed and incentive fees for the management of our four live theaters.  Historically, these fees have equated to approximately 21% of the net cash flow generated by these properties.  We currently estimate that fees to be paid to OBI for 2015 will be approximately $389,000.  We paid $397,000 and $401,000 in fees with respect to 2014, and 2013, respectively.  We also reimbursed OBI for certain travel expenses, shared the cost of an administrative assistant and provided office space at our New York offices.  The fees payable to OBI for the period January 1, 2016 through and including March 9, 2016, will be prorated.

OBI Management historically conducted its operations from our office facilities on a rent-free basis, and we shared the cost of one administrative employee of OBI Management.  We reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.  Other than these expenses, OBI Management was responsible for all of its costs and expenses related to the performance of its management functions.  The Management Agreement renewed automatically each year unless either party gives at least six months’ prior notice of its determination to allow the Management Agreement to expire.  In addition, we could terminate the Management Agreement at any time for cause.

Effective March 10, 2016, Margaret Cotter became a full time employee of the Company and the Management Agreement was terminated.  As Executive Vice-President Real Estate Management and Development - NYC, Ms. Cotter will continue to be responsible for the management of our live theater assets, will continue her role heading up the pre-redevelopment of our New York Properties and will be our senior executive responsible for the actual redevelopment of our New York properties.  Pursuant to the termination agreement, Ms. Cotter has given up any right she might otherwise have, through OBI, to income from STOMP.

Ms. Cotter's compensation as Executive Vice-President was set as part of an extensive executive compensation process.  For 2016, Ms. Cotter's base salary will be $350,000, she will have a short term incentive target bonus opportunity of $105,000 (30% of her base salary), and she was granted a long term incentive of a stock option for 19,921 shares of Class A common stock and 4,184 restricted stock units under the Company’s 2010 Stock Incentive Plan, as amended, which long term incentives vest over a four year period.

Live Theater Play Investment

From time to time, our officers and Directors may invest in plays that lease our live theaters.  The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001.  The Cotter Estate or the Cotter Trust and Mr. Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.  Refer to Item 3 – Legal Proceedings for more information about the show STOMP.

Shadow View Land and Farming, LLC

Director Guy Adams has performed consulting services for James J. Cotter, Sr., with respect to certain holdings that are now controlled by the Cotter Estate and/or the Cotter Trust (collectively the “Cotter Interests”).  These holdings include a 50% non-controlling membership interest in Shadow View Land and Farming, LLC (the “Shadow View Investment” and “Shadow View” respectively), certain agricultural interests in Northern California (the “Cotter Farms”) and certain land interests in Texas (the “Texas Properties”).  In addition, Mr. Adams is the CFO of certain captive insurance entities, owned by a certain trust for the benefit of Ellen M. Cotter, James J. Cotter, Jr. and Margaret Cotter (the “captive insurance entities”).

Shadow View is a consolidated subsidiary of the Company.  The Company has from time to time made capital contributions to Shadow View.  The Company has also, from time to time, as the managing member, funded on an interim basis certain costs incurred by Shadow View, ultimately billing such costs through to the two members.  The Company has never paid any remuneration to Shadow View.  Mr. Adams’ consulting fees with respect to the Shadow View Interest were to have been measured by the profit, if any, derived by the Cotter Interests from the Shadow View Investment.  He has no beneficial interest in Shadow View or the Shadow View Investment.  His consulting fees with respect to Shadow View were equal to 5% of the profit, if any, derived by the Cotter Interests from the Shadow View Investment after recoupment of its investment plus a return of 100%.  To date, no profits have been generated by Shadow View and Mr. Adams has never received any compensation with respect to these consulting services.  His consulting fee would have been calculated only after the Cotter Interests had received back their costs and expenses and two times their investment in Shadow View.  Mr. Adams’ consulting fees would have been 2.5% of the then-profit, if any, recognized by Shadow View, considered as a whole.

The Company and its subsidiaries (i) do not have any interest in, (ii) have never conducted any business with, and (iii) have not made any payments to, the Cotter Family Farms, the Texas Properties and/or the captive insurance entities.

Document Storage Agreement

In consideration of the payment of $100 per month, our Company has agreed to allow Ellen Cotter and Margaret Cotter to keep certain files related to the Cotter Estate and/or the Cotter Trust at our Los Angeles Corporate Headquarters.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee has adopted a written charter, which includes responsibility for approval of “Related Party Transactions.”  Under its charter, the Audit Committee performs the functions of the “Conflicts Committee” of the Board and is delegated responsibility and authority by the Board to review, consider and negotiate, and to approve or disapprove on behalf of the Company the terms and conditions of any and all Related Party Transactions (defined below) with the same effect as though such actions had been taken by the full Board.  Any such matter requires no further action by the Board in order to be binding upon the Company, except in the case of matters that, under applicable Nevada Law, cannot be delegated to a committee of the Board and must be determined by the full Board.  In those cases where the authority of the Board cannot be delegated, the Audit Committee nevertheless provides its recommendation to the full Board.

As used in the Audit Committee’s Charter, the term “Related Party Transaction” means any transaction or arrangement between the Company on one hand, and on the other hand (i) any one or more directors, executive officers or stockholders holding more than 10% of the voting power of the Company (or any spouse, parent, sibling or heir of any such individual), or (ii) any one or more entities under common control with any one of such persons, or (iii) any entity in which one or more such persons holds more than a 10% interest.  Related Party Transactions do not include matters related to employment or employee compensation related issues.

The charter provides that the Audit Committee reviews transactions subject to the policy and determines whether or not to approve or ratify those transactions.  In doing so, the Audit Committee takes into account, among other factors it deems appropriate:

•	the approximate dollar value of the amount involved in the transaction and whether the transaction is material to us;

•	whether the terms are fair to us, have resulted from arm’s length negotiations and are on terms at least as favorable as would apply if the transaction did not involve a Related Person;
•	the purpose of, and the potential benefits to us of, the transaction;
•	whether the transaction was undertaken in our ordinary course of business;
•

the Related Person’s interest in the transaction, including the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss;

•	required public disclosure, if any; and

any other information regarding the transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director Independence

The Company has elected to take the “controlled company” exception under applicable listing rules of The NASDAQ Stock Market (the “NASDAQ Listing Rules”).  Accordingly, the Company is exempted from the requirement to have an independent nominating committee and to have a board composed of at least a majority of independent directors.  We are nevertheless nominating six independent directors for election to our Board.  We have an Audit and Conflicts Committee (the “Audit Committee”) and a Compensation Committee composed entirely of independent directors.  We have a four member Executive Committee composed of our Chairperson and Vice-Chairperson and two independent directors (Messrs. Guy W. Adams and Edward L. Kane).  Due to this structure, the concurrence of at least one independent member of the Executive Committee is required in order for the Executive Committee to take action.

We believe that our Directors bring a broad range of leadership experience to our Company and regularly contribute to the thoughtful discussion involved in effectively overseeing the business and affairs of the Company.  We believe that all Board members are well engaged in their responsibilities and that all Board members express their views and consider the opinions expressed by other Directors.  Six Directors on our Board are independent under the NASDAQ Listing Rules and SEC rules, and William D. Gould serves as the lead director among our Independent Directors.  In that capacity, Mr. Gould chairs meetings of the Independent Directors and acts as liaison between our Chairperson of the Board and interim Chief Executive Officer and our Independent Directors.  Our Independent Directors are involved in the leadership structure of our Board by serving on our Audit Committee, the Compensation Committee and the Tax Oversight Committee, each of which has a separate independent chairperson.  Nominations to our Board for the Annual Meeting were made by our entire Board, consisting of a majority of Independent Directors.

Audit Committee.  Our Board has determined that the Audit Committee is composed entirely of independent Directors (as defined in section 5605(a)(2) of the NASDAQ Listing Rules), and that Mr. McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert.  Our Audit Committee is currently composed of Mr. McEachern, who serves as Chairperson,  Mr. Kane and Mr. Wrotniak.  Mr. Storey, who served on our board through October 11, 2015, served on our Audit Committee through the same date.  The Audit Committee held four meetings during 2015.  For additional information, see the Audit Committee section of Item 10 – Directors, Executive Officers and Corporate Governance, above.

Compensation Committee.  The Compensation Committee is currently composed of Mr. Kane, who serves as Chairperson, Mr. Adams and Dr. Codding.  Mr. Storey served on our Compensation Committee through October 11, 2015.  The Compensation Committee’s charter is available on our website at http://www.readingrdi.com/compensation-stock-options-committee/.  The Compensation Committee evaluates and makes recommendations to the full Board regarding the compensation of our Chief Executive Officer and other executive officers (including the Cotter family members).  In addition, the Compensation Committee establishes the Company’s general compensation philosophy and objectives (in consultation with management), approves and adopts on behalf of the Board incentive compensation and equity-based compensation plans, subject to stockholder approval as required, and performs other compensation related functions as delegated by our Board.  The Compensation Committee held three meetings during 2015.

Item 14 –  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2015, and are expected to have a representative present at the Annual Meeting, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Forms 10-K and 10-Q provided by Grant Thornton LLP for 2015 and 2014 were approximately $931,500 and $661,700, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2015 or 2014.

Tax Fees

Grant Thornton LLP did not provide us any products or any services for tax compliance, tax advice, or tax planning for 2015 or 2014.

All Other Fees

Grant Thornton LLP did not provide us any services for 2015 or 2014, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services.  Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval.  Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2015 and 2014.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.Financial Statements

The following financial statements are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

Description

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Three Years Ended December 31, 2015

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2015

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2015

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2015

Notes to Consolidated Financial Statements

2.	Financial Statements and Schedules for the years ended December 31, 2015, 2014, and 2013

Schedule II – Valuation and Qualifying Accounts

3.Exhibits

(b) Exhibits

See Item (a) 3. above.

(c) Financial Statement Schedule

See Item (a) 2. above.

Exhibits

3.1+	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014.
3.2.1+	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of October 5, 2015.
4.1*

1999 Stock Option Plan of Reading International, Inc., as amended on December 31, 2001 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on January 21, 2004, and incorporated herein by reference).

4.2*

2010 Stock Incentive Plan and related forms of (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Agreement, and (iv) Stock Appreciation Right Agreement (filed as Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).

4.3*	Amendment to the 2010 Stock Incentive Plan effective May 19, 2011 (filed as Appendix A of the Company’s proxy statement on April 29, 2011, and incorporated here by reference).
4.4*	First Amendment to the 2010 Stock Incentive Plan dated as of March 10, 2016 (filed as Exhibit 10 the Company’s report on Form 8-K filed on March 15, 2016, and incorporated herein by reference).
4.5

Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I (filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference).

4.6

Form of Common Securities Certificate evidencing common securities of Reading International Trust I (filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference).

4.7

Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027 (filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference).

4.8	Form of Indenture (filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference).
10.1

Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.2

Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005 (filed as exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.3

Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005 (filed as exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.4

Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.5

Omnibus Amendment Agreement, dated as of October 22, 2003, between Citadel Cinemas, Inc., Sutton Hill Capital, L.L.C., Nationwide Theatres Corp., Sutton Hill Associates, and Reading International, Inc. (filed as Exhibit 10.49 to the Company’s report on Form 10-Q for the period ended September 30, 2003, and incorporated herein by reference).

10.6

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

10.9+	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.
10.10+	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited.

10.11+	Loan agreement dated June 26, 2014, between Santander Bank, N.A. and Sutton Hill Properties, LLC.
10.13

Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed as Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference).

10.14

Amendment dated October 31, 2012 to the Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed as Exhibit 10.32 to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference).

10.15*

Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors (filed as Exhibit 10.77 to the Company’s report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference).

10.16*

Employment Agreement between Reading International, Inc. and Devasis Ghose, Chief Financial Officer (filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the period ended March 31, 2015, and incorporated herein by reference).

10.17*

Employment Agreement between Reading International, Inc. and William D. Ellis, General Counsel (filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.18*

Separation and Release Agreement dated March 11, 2016 between Reading International, Inc. and William D. Ellis (filed as Exhibit 12.1 to the Company’s report on Form 8-K filed on March 15, 2016, and incorporated herein by reference).

10.19*+	Separation and Release Agreement dated May 30, 2014 between Reading International, Inc. and Andrzej Matyczynski.
10.20*+	First Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of August 6, 2014.
10.21*+	Second Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of November 26, 2014.
10.22*+	Third Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of May 1, 2015.
10.23*+	Amended and Restated Compensatory Arrangements for Executive and Management Employees dated as of March 28, 2016.
10.24+	OBI Termination Agreement and Release
21+	List of Subsidiaries.
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*These exhibits constitute the executive compensation plans and arrangements of the Company.

+These exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	April 29, 2016	By:	/s/ Devasis Ghose
Devasis Ghose
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Chairman of the Board and Director	April 29, 2016
Ellen M. Cotter	(Principal Executive Officer)

/s/ Devasis Ghose	Chief Financial Officer and Treasurer	April 29, 2016
Devasis Ghose	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	April 29, 2016
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	Vice Chairman of the Board and Director	April 29, 2016
Margaret Cotter

Director
James J. Cotter

Director
Guy W. Adams

/s/ William D. Gould	Director	April 29, 2016
William D. Gould

/s/ Edward L. Kane	Director	April 29, 2016
Edward L Kane

/s/ Douglas J. McEachern	Director	April 29, 2016
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	April 29, 2016
Dr. Judy Codding

/s/ Michael Wrotniak	Director	April 29, 2016
Michael Wrotniak