Form 10-Q
period 2016-03-31
READING INTERNATIONAL INC
filed 2016-05-10
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2016, there were 21,654,305 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1  – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2016	2015(1)
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$16,330	$19,702
Receivables	11,380	10,036
Inventory	969	1,122
Investment in marketable securities	51	51
Restricted cash	17	160
Prepaid and other current assets	5,898	5,429
Land held for sale – current	--	421
Total current assets	34,645	36,921
Operating property, net	217,075	210,298
Land held for sale – non-current	40,004	37,966
Investment and development property, net	23,326	23,002
Investment in unconsolidated joint ventures and entities	5,656	5,370
Investment in Reading International Trust I	838	838
Goodwill	20,002	19,715
Intangible assets, net	9,430	9,889
Deferred tax asset, net	25,582	25,649
Other assets	3,744	3,615
Total assets	$380,302	$373,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$23,889	$23,638
Film rent payable	9,162	9,291
Debt – current, net	14,943	14,887
Taxes payable – current	6,971	5,275
Deferred current revenue	13,073	14,591
Other current liabilities	7,850	7,640
Total current liabilities	75,888	75,322
Debt – long-term, net	85,474	87,101
Subordinated debt, net	27,178	27,125
Noncurrent tax liabilities	16,633	16,457
Other liabilities	29,265	30,062
Total liabilities	234,438	236,067
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,831,113 issued and 21,654,302 outstanding at March 31, 2016 and December 31, 2015	229	229
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2016 and December 31, 2015	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2016 and December 31, 2015	--	--

Additional paid-in capital	143,957	143,815
Accumulated deficit	(7,252)	(9,478)
Treasury shares	(13,524)	(13,524)
Accumulated other comprehensive income	18,147	11,806
Total Reading International, Inc. stockholders’ equity	141,574	132,865
Noncontrolling interests	4,290	4,331
Total stockholders’ equity	145,864	137,196
Total liabilities and stockholders’ equity	$380,302	$373,263

See accompanying Notes to Unaudited Consolidated Financial Statements.

(1)Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 1 –  The Company and Basis of Presentation – Reclassifications)

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Operating revenue
Cinema	$61,315	$56,899
Real estate	3,474	3,686
Total operating revenue	64,789	60,585
Operating expense
Cinema	(47,957)	(45,141)
Real estate	(2,141)	(2,140)
Depreciation and amortization	(3,808)	(3,742)
General and administrative	(6,191)	(4,329)
Total operating expense	(60,097)	(55,352)
Operating income	4,692	5,233
Interest income	37	195
Interest expense	(1,912)	(2,770)
Net gain on sale of assets	393	2,822
Other expense	(57)	(91)
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	3,153	5,389
Equity earnings of unconsolidated joint ventures and entities	302	236
Income before income taxes	3,455	5,625
Income tax expense	(1,231)	(2,523)
Net income	$2,224	$3,102
Net loss attributable to noncontrolling interests	2	16
Net income attributable to Reading International, Inc. common stockholders	$2,226	$3,118
Basic earnings per share attributable to Reading International, Inc. stockholders	$0.10	$0.13
Diluted earnings per share attributable to Reading International, Inc. stockholders	$0.09	$0.13
Weighted average number of shares outstanding–basic	23,334,892	23,242,467
Weighted average number of shares outstanding–diluted	23,532,858	23,523,655

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net income	$2,224	$3,102
Foreign currency translation gain (loss)	6,323	(9,864)
Unrealized loss on available for sale investments	--	(1)
Amortization of actuarial loss	32	52
Comprehensive income (loss)	8,579	(6,711)
Net loss attributable to noncontrolling interests	2	16
Comprehensive income attributable to noncontrolling interests	(16)	(25)
Comprehensive income (loss) attributable to Reading International, Inc.	$8,565	$(6,720)

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from Operating Activities
Net income	$2,224	$3,102
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures and entities	(302)	(236)
Distributions of earnings from unconsolidated joint ventures and entities	253	275
Gain on sale of property	(393)	(2,822)
Change in net deferred tax assets	(631)	2,094
Depreciation and amortization	3,808	3,742
Amortization of actuarial loss	32	52
Amortization of beneficial leases	150	94
Amortization of deferred financing costs	229	14
Amortization of straight-line rent	(6)	16
Stock based compensation expense	143	57
Net change in:
Receivables	(1,157)	1,986
Prepaid and other assets	1,420	(33)
Accounts payable and accrued expenses	(29)	(887)
Film rent payable	(220)	(3,744)
Taxes payable	1,489	(111)
Deferred revenue and other liabilities	(2,592)	(2,867)
Net cash provided by operating activities	4,418	732
Cash flows from Investing Activities
Purchases of and additions to property and equipment	(4,184)	(2,614)
Change in restricted cash	147	301
Proceeds from sale of property	831	3,000
Net cash (used in)/provided by investing activities	(3,206)	687
Cash flows from Financing Activities
Repayment of long-term borrowings	(6,847)	(7,825)
Proceeds from borrowings	2,250	--
Capitalized borrowing costs	(12)	--
Repurchase of Class A Nonvoting Common Stock	--	(1,828)
Proceeds from the exercise of stock options	--	326
Noncontrolling interest contributions	--	17
Noncontrolling interest distributions	(55)	(90)
Net cash used in financing activities	(4,664)	(9,400)
Effect of exchange rate changes on cash and cash equivalents	80	(2,515)
Net decrease in cash and cash equivalents	(3,372)	(10,496)
Cash and cash equivalents at the beginning of the period	19,702	50,248
Cash and cash equivalents at the end of the period	$16,330	$39,752
Supplemental Disclosures
Interest paid	$1,453	$2,003
Income taxes paid	188	2,988

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – The Company and Basis of Presentation

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999, and, following the consummation of a consolidation transaction on December 31, 2001, is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”) and Citadel Holding Corporation (“CDL”).  Our businesses consist primarily of:

•	the development, ownership, and operation of multiplex cinemas in the United States, Australia, and New Zealand; and,
•	the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include projections we make regarding the recoverability of our assets, valuations of our interest swaps and the recoverability of our deferred tax assets. Actual results may differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year-ended December 31, 2015.  All significant intercompany balances and transactions have been eliminated in consolidation.  These were prepared in accordance with the  U.S. GAAP for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the three months ended March  31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Reclassifications

Certain reclassifications have been made in the 2015 comparative information in the consolidated balance sheets and notes to conform to the 2016 presentation.  These changes relate to the adoption of Accounting Standards Update (“ASU”) 2015-03 as discussed more fully below.  These reclassifications had no significant impact on our 2015 financial position, results of operations and cash flows as previously reported.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

On January 1, 2016, the Company adopted ASU 2015-03,  Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board (“FASB”). This new standard, which became effective for fiscal years beginning after December 15, 2015, required that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The impact of this adoption includes reclassification of the deferred financing costs (net of amortization) from “Other Assets” to a reduction in the associated Debt account.

Also, on January 1, 2016, the Company adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  Under this new standard, an acquirer in a business combination transaction must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, because of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.  The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The adoption of this standard will impact the finalization of the purchase price allocation of the Cannon Park acquisition, which we expect to complete during the second or third quarter of 2016.    Please refer to Note 5 – Property & Equipment for the Cannon Park acquisition discussion.

Issued:

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.   This new guidance provides simplifications involving several aspects of the accounting for share-based payment transactions, including the income tax consequences (such as excess tax benefits recorded in income tax expense/benefit, rather than additional paid-in capital), classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company on January 1, 2017.  Early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently assessing the impact of this new guidance on the consolidated financial statements and related disclosures.

In addition, in March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This new guidance effectively removes the retroactive application imposed in current guidance when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The new standard becomes effective for the Company on January 1, 2017.  Early adoption is permissible.  The Company does not anticipate the adoption of ASU 2015-11 to have a material impact on the consolidated financial statements and related disclosures

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This new guidance establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard becomes effective for the Company on January 1, 2019.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the impact of this new guidance on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Subsequently, in March 2016, FASB issued ASU 2016-08 to provide guidance on principal versus agent considerations.  The new standard becomes effective for the Company on January 1, 2018. Early adoption is permitted but cannot be earlier than January 1, 2017. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.  While we believe the proposed guidance will not have a  material impact on our business because our revenue predominantly comes from movie ticket sales and concession purchases, we plan to complete the analysis to ensure that we are in compliance prior to the effective date.

Note 2 – Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  In addition to the cinema exhibition and real estate activities, we have acquired, and continue to hold raw land in urban and suburban centers in Australia, New Zealand, and the United States, as part of our real estate activities.

The tables below summarize the results of operations for each of our business segments for the three months ended March 31, 2016 and 2015, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Revenue:
Cinema exhibition	$61,315	$56,899
Real estate	5,250	5,404
Inter-segment elimination	(1,776)	(1,718)
	$64,789	$60,585
Segment operating income:
Cinema exhibition	$7,690	$6,339
Real estate	2,089	2,291
	$9,779	$8,630

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Segment operating income	$9,779	$8,630
Unallocated corporate expense
Depreciation and amortization expense	(96)	(70)
General and administrative expense	(4,991)	(3,327)
Interest expense, net	(1,875)	(2,575)
Equity earnings of unconsolidated joint ventures and entities	302	236
Gain on sale of assets	393	2,822
Other expense	(57)	(91)
Income before income tax expense, net of non-controlling interests	$3,455	$5,625

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (AU$) and New Zealand dollar (NZ$), respectively, to U.S. dollar based on the exchange rate as of March 31, 2016. The carrying value of the assets and liabilities of our foreign operations fluctuates as result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Because we intend to conduct business on a self-funding basis (except for funds used to pay an appropriate share of our domestic corporate overhead), we do not believe the currency fluctuations present a material risk to the Company.  As such, we  do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the period-end March 31, 2016,  December 31, 2015 and March 31, 2015

	Foreign Currency / USD
	As of and for the Three Months Ended	As of and for the Twelve Months Ended	As of and for the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Spot Rate
Australian Dollar	0.7677	0.7286	0.7625
New Zealand Dollar	0.6926	0.6842	0.7485
Average Rate
Australian Dollar	0.7216	0.7524	0.7862
New Zealand Dollar	0.6637	0.7004	0.7514

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
(Dollars in thousands, except share data)	March 31, 2016	March 31, 2015
Numerator:
Net income attributable to RDI common stockholders	$2,226	$3,118
Denominator:
Weighted average number of common stock – basic	23,334,892	23,242,467
Weighted average dilutive impact of awards	197,966	281,188
Weighted average number of common stock – diluted	23,532,858	23,523,655
Basic EPS attributable to RDI common stockholders	$0.10	$0.13
Diluted EPS attributable to RDI common stockholders	$0.09	$0.13

Awards excluded from diluted EPS	238,370	-

Note 5 – Property and Equipment

Operating Property, net

As of March 31, 2016 and December 31, 2015, property associated with our operating activities is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Land	$71,775	$70,063
Building and improvements	131,006	126,622
Leasehold improvements	47,137	46,874
Fixtures and equipment	114,870	112,423
Construction-in-progress	11,498	7,825
Total cost	376,286	363,807
Less: accumulated depreciation	(159,211)	(153,509)
Operating property, net	$217,075	$210,298

Depreciation expense for operating property was $3.5 million for both three months ended March 31, 2016 and March 31, 2015. Depreciation is unchanged over the period due to the increase in depreciation caused by the upgrade of our Carmel Mountain site and the opening of our LynnMall site being offset by foreign currency movements in Australia and New Zealand.

Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $50.8 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $44.9 million (AU$58.5 million) is due on December 31, 2017.

Our book value in the property is $40.0 million (AU$52.1 million) and $38.0  (AU$52.1 million) as of March 31, 2016 and December 31, 2015, respectively.  While the transaction was treated as a sale for tax purposes in 2014, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset is classified as long-term land held for sale on the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

Doheny Condo, Los Angeles

On February 25, 2015, we sold our Los Angeles Condo for $3.0 million resulting in a $2.8 million gain on sale.

Taupo, New Zealand

On April 1, 2015, we entered into two definitive purchase and sale agreements to sell our properties at Taupo, New Zealand for a combined sales price of $2.3 million (NZ$3.4 million).  The first agreement related to a property with a sales price of $1.6 million (NZ$2.2 million) and a book value of $1.3 million (NZ$1.8 million), which closed on April 30, 2015 when we received the sales price in full. The other agreement related to a property with a sales price of $831,000  (NZ$1.2 million) and a book value of $426,000 (NZ$615,000) which was completed and for which we received cash settlement representing full sales price on March 31, 2016.  The first transaction qualified as a sale under both U.S. GAAP and tax purposes during the year-ended December 31, 2015.   The second transaction was recorded as a sale during the three months ended March 31, 2016.

Cannon Park, Queensland, Australia

On December 23, 2015, we completed a 100% acquisition of two adjoining ETCs in Townsville, Queensland, Australia for a total of $24.3 million (AU$33.6 million) in cash. The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet. The Cannon Park City Centre is anchored by Reading Cinemas, which is operated by Reading International’s 75% owned subsidiary, Australia Country Cinemas, and has three mini-major tenants and ten specialty family oriented restaurant tenants. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. The properties are located approximately 6 miles from downtown Townsville, the second largest city in Queensland, Australia. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.

The acquired assets consist primarily of the land and buildings, which is approximately 98% leased to existing tenants. Tenancies range from having 9 months to 8 years left to run on their leases.

The total purchase price was allocated to the identifiable assets acquired based on our preliminary estimates of their fair values on the acquisition date.  There were no liabilities assumed.  As of March 31, 2016, the Company is still finalizing its allocation and this may result in potential adjustments within the 1-year measurement period from acquisition date. The determination of the fair values of the acquired assets (and the related determination of their estimated lives) requires significant judgment.  We did not identify any intangible assets or liabilities (above and below-market leases) at the date of acquisition. There was no goodwill recorded, as the purchase price did not exceed the fair value estimates of the net acquired assets.

Our preliminary purchase price allocation is as follows:

(Dollars in thousands)	US Dollars	AU dollars
Prepaid assets	$28	$38
Operating property:
Land	7,609	10,500
Building	16,712	23,060
Total purchase price	$24,349	$33,598

Investment and Development Property

As of March 31, 2016 and December 31, 2015, our investment and development property is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Land	$21,709	$21,434
Construction-in-progress	1,617	1,568
Investment and development property	$23,326	$23,002

Note 6 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, except for Rialto Distribution, which is accounted for as a cost method investment. The table below summarizes our investments in unconsolidated joint ventures and entities as of March 31, 2016 and December 31, 2015:

		March 31,	December 31,
(Dollars in thousands)	Interest	2016	2015
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,370	1,276
Mt. Gravatt	33.3%	4,286	4,094
Total investments		$5,656	$5,370

For the three months ended March 31, 2016 and 2015, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2016	2015
Rialto Distribution	$--	$--
Rialto Cinemas	76	72
Mt. Gravatt	226	164
Total equity earnings	$302	$236

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Cinema	Real Estate	Total
Goodwill as of December 31, 2015	$14,491	$5,224	$19,715
Foreign currency translation adjustment	287	--	287
Goodwill at March 31, 2016	$14,778	$5,224	$20,002

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled for the fourth quarter of 2016.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2016, we were not aware of any events that made us believe potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of March 31, 2016 and December 31, 2015, respectively.

	As of March 31, 2016
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross intangible assets	$26,817	$7,254	$697	$34,768
Less: Accumulated amortization	(20,498)	(4,393)	(447)	(25,338)
Net intangible assets	$6,319	$2,861	$250	$9,430

	As of December 31, 2015
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross intangible assets	$26,793	$7,254	$696	$34,743
Less: Accumulated amortization	(20,108)	(4,300)	(446)	(24,854)
Net intangible assets	$6,685	$2,954	$250	$9,889

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over its estimated useful life of 45 years, and other intangible assets are amortized over 10 years.  The table below summarizes the amortization expense of intangible assets for the three months as of March 31, 2016 and March 31, 2015, respectively.

	Quarter Ended
	March 31,	March 31,
(Dollars in thousands)	2016	2015
Beneficial lease amortization	$365	$361
Other amortization	96	74
Total intangible assets amortization	$461	$435

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Prepaid and other current assets
Prepaid expenses	$1,496	$879
Prepaid taxes	3,204	3,160
Prepaid rent	829	1,021
Deposits	369	369
Total prepaid and other current assets	$5,898	$5,429

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	58	63
Straight-line rent	2,552	2,417
Other	--	1
Total other non-current assets	$3,744	$3,615

Note 9 – Income Tax

The provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The significant  differences arise from the difference in foreign tax rates from U.S. tax rates, earnings considered indefinitely reinvested in foreign operations, state taxes, unrecognized tax benefits, and foreign withholding tax on interest. Our effective tax rate was 33.9 % and 44.9 % for the three months ended March 31, 2016 and 2015, respectively. The decrease was substantially caused by the reversal in the second quarter of 2015 of our assertion that earnings of Australia subsidiaries are not indefinitely invested in foreign operations.

Note 10 – Debt

The Company’s borrowings at March 31, 2016 and December 31, 2015, net of deferred financing costs and including the impact of interest rate swaps on effective interest rates, are summarized below:

	As of March 31, 2016
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	4.62%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	29,750	2.93%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	4,750	3.42%	3.42%
Cinema 1, 2, 3 Term Loan (USA)	July 1, 2016	15,000	15,000	4.00%	4.00%
Cinema 1, 2, 3 Line of Credit (USA)	July 1, 2016	6,000	--	4.00%	4.00%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	3.25%	3.25%
Union Square Line of Credit (USA)	June 2, 2017	8,000	8,000	3.58%	3.58%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	June 30, 2019	51,052	24,183	3.10%	3.10%
Westpac Corporate Credit Facility (NZ)	March 31, 2018	34,630	12,121	4.15%	4.15%
		$210,095
Debt, gross amount			$129,217
Less: deferred financing costs, net of amortization			1,622
Debt, net of deferred financing costs			$127,595

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of March 31, 2016

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2016.

	As of December 31, 2015(3)
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	4.32%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	29,750	2.92%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	2,500	3.42%	3.42%
Cinema 1, 2, 3 Term Loan (USA)	July 1, 2016	15,000	15,000	3.75%	3.75%
Cinema 1, 2, 3 Line of Credit (USA)	July 1, 2016	6,000	--	3.75%	3.75%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	3.00%	3.00%
Union Square Line of Credit (USA)	June 2, 2017	8,000	8,000	3.65%	3.65%
Denominated in FC (2)
NAB Corporate Term Loan (AU)	June 30, 2019	48,452	26,594	3.06%	3.06%
Westpac Corporate Credit Facility (NZ)	March 31, 2018	34,210	13,684	4.45%	4.45%
		$207,075
Debt, gross amount			$130,941
Less: deferred financing costs, net of amortization			1,828
Debt, net of deferred financing costs			$129,113

 (1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of December 31, 2015.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollar based on the applicable exchange rates as of December 31, 2015.

(3) The balance as of December 31, 2015 included the reclassification adjustment relating to netting of deferred financing costs, as discussed in Note 1 – Recently Adopted and Issued Accounting Pronouncements.

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment was subject to the provision that the consolidated leverage ratio would be reduced by 0.25% from the established levels in the credit facility during the period of such borrowing subject further to a repayment of such borrowings on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial in accordance with US GAAP.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	180	180
Accrued pension	1,710	1,539
Other	60	21
Other current liabilities	$7,850	$7,640
Other liabilities
Straight-line rent liability	$10,644	$10,823
Accrued pension	6,110	6,236
Lease make-good provision	5,122	5,228
Deferred revenue - real estate	4,656	4,596
Environmental reserve	1,656	1,656
Interest rate swap	375	156
Acquired leases	224	866
Other	478	501
Other liabilities	$29,265	$30,062

On August 29, 2014 the Supplemental Executive Retirement Plan (“SERP”) that was effective since March 1, 2007, was ended and replaced with a new pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million  was reversed and replaced with a new pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.2 million discounted at a rate of 4.25% over a 15- year term, resulting in a monthly payment of $57,000 payable to the estate of Jim Cotter Sr.  The discount rate of 4.25% has been applied since 2014 to determine the net periodic benefit cost and plan benefit obligation and is expected to be used in future years.  The discounted value of $2.7 million (which is the difference between the estimated payout of $10.2 million and the present value of $7.5 million) as of August 29, 2014 will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income will also be amortized based on the 15-year term.

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $7.8 million at March 31, 2016.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the three months ended March 31, 2016 and 2015.  Our pension plans are unfunded.  During the three  month ended March 31, 2016, the interest cost was $45,000 and actuarial loss was $32,000.   During the three-month ended March 31, 2015, the interest cost was $45,000 and actuarial loss was $52,000.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2016	$14,642	$12	$(2,848)	$11,806
Net current-period other comprehensive income	6,309	--	32	6,341
Balance at March 31, 2016	$20,951	$12	$(2,816)	$18,147

Note 13 – Commitments and Contingencies

The total estimated debt of unconsolidated joint ventures and entities,  consisting solely of Rialto Distribution (see Note 6 – Investments in Unconsolidated Joint Ventures and Entities), was $1.0 million (NZ$1.5 million)  as of March 31, 2016 and December 31, 2015. Our share of the unconsolidated debt, based on our ownership percentage, was NZ$500,000 as of March 31, 2016 and December 31, 2015, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.  In consideration of this debt guarantee, we accrued $346,000  (NZ$500,000) and $342,000  (NZ$500,000) as of March 31, 2016 and December 31, 2015, recorded as part of Accounts payable and accrued liabilities.

Note 14 – Non-controlling Interests

These  are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. -- 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC -- 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr.; and,
•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC.

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Australian Country Cinemas, Pty Ltd	$313	$318
Shadow View Land and Farming, LLC	1,929	1,940
Sutton Hill Properties, LLC	2,048	2,073
Noncontrolling interests in consolidated subsidiaries	$4,290	$4,331

The components of gain/(loss) attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2016	2015
Australian Country Cinemas, Pty Ltd	$34	$18
Shadow View Land and Farming, LLC	(10)	(13)
Sutton Hill Properties, LLC	(26)	(21)
Net loss attributable to noncontrolling interests	$(2)	$(16)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2016	$132,865	$4,331	$137,196
Net income (loss)	2,226	(2)	2,224
Increase in additional paid in capital	143	--	143
Distributions to noncontrolling stockholders	--	(55)	(55)
Accumulated other comprehensive income	6,340	16	6,356
Equity at March 31, 2016	$141,574	$4,290	$145,864

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2015	$127,686	$4,612	$132,298
Net income (loss)	3,118	(16)	3,102
Increase in additional paid in capital	383	--	383
Treasury stock purchased	(1,828)	--	(1,828)
Contributions from noncontrolling stockholders - SHP	--	17	17
Distributions to noncontrolling stockholders	--	(90)	(90)
Accumulated other comprehensive loss	(9,837)	(25)	(9,862)
Equity at March 31, 2015	$119,523	$4,497	$124,020

Note 15 – Equity and Stock-Based Compensation

Former Executive Stock-Based Compensation

As part of his compensation package, Mr. James J. Cotter, Sr., our now deceased former Chairman of the Board and Chief Executive Officer, was granted restricted Class A Non-voting Common Stock (“Class A Stock”) for 2014.  Mr. Cotter, Sr.’s stock compensation was granted fully vested with a five-year restriction on sale and the applicable compensation expense was recorded in the year of grant.  The 2014 stock grants were issued in the first quarter of 2015.

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Class A Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan (the “Plan”). The aggregate total number of shares of the Class A Nonvoting Common Stock authorized for issuance under the Plan is 1,250,000.  As of March 31, 2016, we had 663,800 shares remaining for future issuances.

Since the adoption of the Plan in 2010, the Company has granted awards primarily in the form of stock options.  In the 1st quarter of 2016, the Company started to award restricted stock units (“RSUs”) to directors and certain officers.  Stock options are generally granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date.  In contrast to a stock option where the grantee buys the Company’s share at an exercise price determined on grant date, an RSU entitles the grantee to receive one share for every RSU based on a vesting plan.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options and RSUs ranges from zero to four years.  At the time the options are exercised or RSUs vest, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

Stock Options

We estimate the grant-date fair value of our stock options using the Black-Scholes option-valuation model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  We expense the estimated grant-date fair values of options over the vesting period on a straight-line basis. Based on our historical experience and the relative market price to strike price of the options, we have not hereto estimated any forfeitures of vested or unvested options.

For the three months ended March 31, 2016 and 2015, respectively, the weighted average assumptions used in the option-valuation model were as follows:

	Three Months Ended March 31
	2016	2015
Stock option exercise price	$11.83	$12.34
Risk-free interest rate	1.24%	1.77%
Expected dividend yield	--	--
Expected option life in years	3.75	5.00
Expected volatility	24.94%	31.80%
Weighted average fair value	$2.48	$3.83

We recorded compensation expense of $98,000 and $57,000 for the three months ended March 31, 2016 and 2015 respectively.  At March 31, 2016, the total unrecognized estimated compensation cost related to non-vested stock options was $830,000, which we expect to recognize over a weighted average vesting period of 2.19 years.  No stock options were exercised during the three months ended March 31, 2016. The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2016 was $1.8 million, of which 63.6% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of March 31, 2016 and December 31, 2015:

	Options Outstanding					Exercisable Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life
(Shares in thousands)	Class A	Class B	Class A	Class B	Class A & B	Class A	Class B	Class A	Class B	Class A & B
Balance - December 31, 2014	568	185	$6.88	$9.90	2.40	348	185	$6.82	$9.90	3.63
Granted	112	--	13.30	--		101	--	--	--
Exercised	(185)	(185)	6.09	9.90		(185)	(185)	--	--
Forfeited	(8)	--	6.23	--		(8)	--	--	--
Balance - December 31, 2015	487	--	$7.64	$--	2.89	256	--	$7.64	$--	2.14
Granted	142	-	11.83	-		10	-	-	-
Exercised	-	-	-	-		-	-	-	-
Forfeited	(2)	-	$6.23	-		-	-	-	-
Balance - March 31, 2016	627	--	$9.40	-	3.17	266	--	$7.78	$--	2.04

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  In March 2016, RSU awards of 62,528 units were granted to directors and certain members of management, which remained unvested as of March 31, 2016.  These RSU awards vest 25% at the end of each year for 4 years (in the case of executives) and vest 100% at the end of one year (in the case of directors).  We recognized compensation expense of $31,000 during the three months ended March 31, 2016.  The total unrecognized compensation cost related to these unvested RSUs was $717,000 as of March 31, 2016.

Common Stock Buyback

On May 16, 2014, the Company's board of directors authorized management, at its discretion, to spend up to an aggregate of $10.0 million to acquire shares of Reading’s Common Stock. This approved stock repurchase plan supersedes and effectively cancelled the program that was approved by the board on May 14, 2004, which allowed management to purchase up to 350,000 shares of Reading’s Common Stock.

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

Under this approved buyback program, the Company has repurchased $7.2 million worth of common stock at an average price of $12.92 per share.  This leaves $2.8 million available for repurchase as of March 31, 2016.

Note 16 – Derivative Instruments

We enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Operations. As of March 31, 2016, we have not designated any of our derivatives as accounting hedges.

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of March 31, 2016
(Dollars in thousands)	Notional	Other Assets	Other Current Liabilities
Interest rate swap	$52,413	$-	$375
Interest rate cap	7,500	1	-
Total	$59,913	$1	$375

	As of December 31, 2015
(Dollars in thousands)	Notional	Other Assets	Other Current Liabilities
Interest rate swap	$52,413	$-	$156
Interest rate cap	7,500	1	-
Total	$59,913	$1	$156

The following table summarizes the unrealized gains or losses due to changes in fair value of the derivatives that are recorded in interest expense in the Consolidated Statement of Operations, for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Net unrealized losses on interest rate derivatives	$219	$-

Note 17 – Fair Value Measurements

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

The following tables summarize our financial assets and financial liabilities carried and measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy.

	Fair Value Measurement at March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$51	$-	$-	$51
Derivatives	-	1	-	1
Liabilities
Derivatives	-	(375)	-	(375)
Total recorded at fair value	$51	$(374)	$-	$(323)

	Fair Value Measurement at December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$51	$-	$-	$51
Derivatives	-	1	-	1
Liabilities
Derivatives	-	(156)		(156)
Total recorded at fair value	$51	$(155)	$-	$(104)

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2016
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$101,303	$-	$-	$92,978	$92,978
Subordinated debt	27,913	-	-	13,446	13,446
	$129,216	$-	$-	$106,424	$106,424

		Fair Value Measurement at December 31, 2015
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$103,028	$-	$-	$99,554	$99,554
Subordinated debt	27,913	-	-	13,338	13,338
	$130,941	$-	$-	$112,892	$112,892

(1) These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at March 31, 2016 and December 31, 2015.

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of March 31, 2016 and December 31, 2015, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and account payable.  The carrying values of these financial instruments approximate the fair values. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended March 31, 2016 and March 31, 2015.

NOTE 18 – Subsequent Events

Acquisition of New Corporate Headquarters in Los Angeles

On April 11, 2016, we purchased for $11.2 million a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.  We anticipate, when the move is complete and the excess space is leased, that we will be able to reduce our headquarters occupancy cost by approximately $350,000 per annum.  We are in the process of obtaining a mortgage on this building.

Refinancing of Cinema 1,2,3 loan

On April 25, 2016, Sutton Hill Properties LLC, a 75% subsidiary of Reading International Inc., signed a non-binding agreement with a lender to refinance the $15 million mortgage loan on Cinema 1,2,3 which matures on July 1, 2016.  The Company expects to have the replacement financing in place by the end of the second quarter 2016.

Updates to The STOMP Arbitration

In April 2016, we have received a Final Award in our arbitration with The STOMP Company Limited Partnership, the producer of the show STOMP, currently playing at our Orpheum Theater in New York City.   The Final Award awards us $2,268,009 in attorney’s fees and costs.  We are pursuing the collection of this Final Award in New York Supreme Court.

Updates to the Derivative Litigation

On May 2, 2016, the T2 Plaintiffs filed a petition on order shortening time seeking a preliminary injunction (1) enjoining the Inspector of Elections from counting any proxies purporting to vote either the 327,808 Class B shares represented by stock certificate B0005 (held of record by the Cotter Estate) or the 696,080 Class B shares represented by stock certificate RDIB 0028 (held of record by the Cotter Trust) at the upcoming June 2, 2016 Annual Meeting of Stockholders, and (2) enjoining Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. from voting the above referenced shares at the 2016 Annual Meeting of Stockholders.    We believe that the above referenced shares are currently held of record by the Cotter Estate and the Cotter Trust, and such shares can be voted by the Co-Executors of the Cotter Estate and the Trustees of the Cotter Trust, as applicable.

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

Cinema Activities

We continue to (i) consider new opportunities to expand our international cinema circuit, (ii) evaluate our existing cinema portfolio to determine ways to maximize profitability through strategic renovations or programming adjustments, and (iii) determine the most efficient ways to dispose of cinemas carrying unacceptable risk profiles on a go-forward basis.   To increase attendance and improve our cash flow, our operational strategy has focused on improving the overall experience of the cinema guest through (i) improving our interaction on social and electronic media, (ii) expanding the quality and variety of our food & beverage menu, (iii) delivering a premium sight and sound presentation with a filmmaker focus, (iv) offering the most comfortable cinematic presentation, (iv) broadening the scope of our programming to increase attendance and box office, (v) delivering hospitality focused guest service and (vi) engaging our guests through better design of our cinema spaces.

As we renovate and reposition our existing cinemas, we intended where practical to add beer and wine service and, at some locations, cocktail type beverages.  Over the past years, we have obtained liquor licenses for six theater locations: (i) both of our Texas locations (Dallas and Plano),  (ii) our theater in Fairfax, Virginia, (iii) one in Washington, D.C., (iv) one in San Diego, CA., and (vi) most recently, our Ward Theater in Hawaii.   The latter is the first liquor license granted to a cinema on the island of Oahu.  Additionally, we have nine pending applications – five throughout California, two in Hawaii and one each in New York and New Jersey.

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

US cinema activities

In October 2015, we reopened our Carmel Mountain theater in San Diego as an Angelika Film Center and Café featuring luxury recliners. Dedicated to exhibiting quality films and events, the sleek and modern Angelika Film Center & Cafe is a unique venue for San Diego’s culturally rich community, offering diverse programming and a creative menu of craft beverages and foods. Each of the 12 elegantly-appointed auditoria at the new Angelika feature full-recliner luxury seats in a stadium setting, pristine digital projection by Barco, the leader in digital cinema technology, Dolby 7.1 sound system, and reserved seating for a leisurely cinematic experience. With state-of-the-art digital presentation capabilities and events specialists, the Angelika is an ideal venue for a range of meetings and events, from corporate presentations to private gatherings.  Revenue at Carmel Mountain has increased by $1.2 million or 170% compared to the same quarter last year.

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

Reflecting our dedication to providing our guests a premium presentation, the Company entered into its first license agreement with IMAX.   The Company converted one auditorium at the cinema at the Valley Plaza Mall in Bakersfield, California to an IMAX

presentation in time for the opening of “Star Wars: The Force Awakens” in December 2015. Revenue at Valley Plaza has increased 24% over the same quarter last year, driven by increased attendance and increased average ticket price.

Currently, the Company offers beer, wine and/or cocktails at five of its US cinemas and has the license to begin selling beer, wine and mixed drinks at four other theaters in the US.

On January 31, 2016, following our run of “Star Wars: The Force Awakens”, we surrendered our Gaslamp Cinema in San Diego. We paid the landlord a $1.0 million negotiated termination fee, which was less expensive than continuing to operate an unprofitable theater at this location.  This cinema was acquired in 2008 as a part of the acquisition of a package of 15 locations from Pacific Theatres.  The cinema was, at that time, a substantial money-loser and the purchase price was calculated taking into account the losses generated by that cinema and the likelihood that such losses would continue into the future. The losses at Gaslamp have reduced by $293,000 compared to the same period last year.

Australia and New Zealand cinema activities

In September 2015, we reopened our completely refurbished Reading Cinemas at Harbourtown Shopping Center on the Gold Coast in Queensland, Australia, which is the largest theater by screen count on the Gold Coast and is a key asset within the group, having entertained more than ten million customers over the past fifteen years. The highlight of this renovation was the inclusion of our premium large format auditorium, TITAN XC (Extreme Cinema), which features a 66-foot wide ‘wall-to-wall’ screen and Dolby Atmos, a fully immersive sound system that is being embraced by leading exhibitors and filmmakers worldwide as the next-generation sound in the cinema.  The renovation also included finish upgrades in the cinema’s affordable luxury ‘dine-in’ cinema, combining a fully licensed lounge bar and a full food menu.

In November 2015, we opened the state-of-the-art Reading Cinemas LynnMall, our first Auckland based Reading Cinemas branded cinema complex, in New Lynn, New Zealand. The new state-of-the-art cinema complex brings Reading’s premium offerings to the newly redeveloped LynnMall Shopping Centre, providing a compelling and convenient movie experience for the Centre’s guests. The highlight of this cinema complex is the newly formatted TITAN XC (Extreme Cinema), a 66-foot wide ‘wall-to-wall’ screen that incorporates Dolby Atmos. To further enhance its position as a leading entertainment destination, we offer two luxury dine-in licensed “Premium Cinema” screens, with a full food and beverage menu to provide the best movie going experience for customers.  This site has added $1.0 million (NZ$1.6 million) additional revenue.

Real Estate Activities

In recent periods we have focused our real estate development activities on (i) the disposal of certain assets (Moonee Ponds and Burwood in Australia and Lake Taupo in New Zealand and the Doheny Condominium, which we determined to be non-core assets), (ii) the improvement and expansion of our shopping center assets including (a) an anchor grocery store tenancy and additional general retail for our Courtenay Central development at Wellington, New Zealand, (b) a multiplex cinema and additional general retail for our Newmarket Shopping Center in Brisbane, Australia and (c) additional general retail and restaurant space for our Auburn Shopping Center in Sydney, Australia, (iii) the redevelopment of our Union Square and Cinemas 1, 2, 3 properties in Manhattan and (iv) the procurement of land use entitlements for our landholdings in Coachella, California (202 acres) and Manukau, New Zealand (64 acres). The disposal of the Taupo and Doheny, which were mostly non income generating assets, has had little impact on our revenue. With the exception of Union Square our properties scheduled for improvement or expansion continue to trade at or around the same level as previous years.

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

US real estate activities

We are continuing to progress the development of our Union Square property located in Manhattan. We have (i) received authorization from the Landmarks Commission to develop the BKSK Architects’ design which will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of up to 73,000 square feet of rentable space subject to lease negotiations and the final tenant mix, (ii) entered into a Development Management Agreement with Edifice Real Estate Partners, LLC, to assist in the supervision and administration of the project, (iii) entered into a real estate brokerage agreement with Newmark Grubb Knight Frank to serve as our exclusive marketing agent, and (iv) retained Gensler to assist with space layout and interior design. On March 22, 2016, we received the unanimous approval of the Board of Standards and Appeals of our application for the variances needed to redevelop our Union Square property for retail and office uses.  This is the last major regulatory hurdle to commencement of construction.  While our plans still must be approved by the New York City Department of

Buildings, we do not currently anticipate encountering any material issues.  On March 28, 2016, we entered into a construction management agreement for preconstruction services with an affiliate of CNY.  All tenancies have been terminated and vacated, and we have begun internal demolition activities at the site.  We currently anticipate that construction will be completed by the second quarter of 2018.  We are advised by Newmark that tenant interest in our property is strong. Revenue from third parties and live theater box office has reduced by $411,000 and $132,000 respectively compared to the same time last year.

Regarding our Cinemas 1,2,3 property in Manhattan, we have received the consent of our minority member to the redevelopment of the property. We are evaluating the potential to redevelop the property as a mixed use retail and residential and/or hotel property.  Further, we have completed a preliminary feasibility study and are currently in negotiations with the owner of the approximately 2,600 square foot corner parcel adjacent to our Cinemas 1,2,3 property on the corner of 60th Street and 3rd Avenue for the joint development of our properties.  A combination of the properties would produce approximately 121,000 square foot of FAR and approximately 140,000 square feet of gross buildable area.  No assurances can be given that we will be able to come to terms with the adjacent owner. This property continues to trade as a cinema in line with previous years.

As discussed in the Notes to the Consolidated Financial Statements included in this document, on April 11, 2016, we purchased for $11.2 million a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.  We anticipate, when the move is complete and the excess space is leased, we will be able to reduce our headquarters occupancy cost by approximately $350,000 per annum.

Australia real estate activities

We received Brisbane City Planning Council approval in June 2015 for the construction of an eight-screen cinema complex with 10,000 square feet of specialty retail to be located below the cinema and additional mezzanine level parking at our existing Newmarket (Brisbane, Australia) shopping center.  Construction is expected to commence in the third quarter of 2016, with a projected opening in the fourth quarter of 2017.   On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant the Coles supermarket in Newmarket.  This property is currently improved with an office building. We intend, over time, to integrate this property into our Newmarket development.  This will increase Newmarket’s footprint from approximately 204,000 to approximately 227,000  square feet.

On December 23, 2015, we acquired two adjoining ETCs in Townsville, Queensland, Australia for a total of $24.3 million (AU$33.6 million) comprising approximately 5.6 acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  Our 75%-owned multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center.  This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.  We will be operating these two properties as a single ETC. These sites have added an additional $716,000 (AU$992,000) of revenue to our real estate segment for the quarter.

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $50.8 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $44.9 million (AU$58.5 million) is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sales price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.  The buyer has informed us that it is under contract to sell a portion of this property and a potential prepayment of approximately 90% of $19.2 million (AU$25 million) is possible in 2016.

New Zealand real estate activities

We received town planning approval in May 2015 from the Wellington City Council for a $11.5 million (NZ$17.0 million) supermarket development project at our Courtenay Central entertainment-themed center (“ETC”) (Wellington, New Zealand).  Currently, we continue to progress the addition of an approximately 36,000 square foot supermarket and approximately 4,000 square feet of general retail space.  The agreement to lease the supermarket was signed in 2013, all parties have approved construction budgets for the supermarket, and we anticipate beginning construction in third quarter of this year and occupancy by the fourth quarter 2017.  We are currently upgrading our parking structure to a level where it will be the safest (from an earthquake perspective) parking structure in Wellington which we believe will give us a competitive advantage not only in terms of parking but also as an amenity to our shopping center and cinema. While some tenancies have been disrupted by the redevelopment work, these have been offset by the arrival of a new major tenant. Both the cinema and the real estate activity continue to operate in line with prior years.

Refer to our Form 10-K for the year ended December 31, 2015 for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2016	March 31, 2015	Favorable/(Unfavorable)
SEGMENT RESULTS
Revenue
Cinema exhibition	$61,315	$56,899	8%
Real estate	5,250	5,404	(3)%
Inter-segment elimination	(1,776)	(1,718)	(3)%
Total revenue	64,789	60,585	7%
Operating expense
Cinema exhibition	(49,732)	(46,859)	(6)%
Real estate	(2,141)	(2,140)	-%
Inter-segment elimination	1,776	1,718	3%
Total operating expense	(50,097)	(47,281)	(6)%
Depreciation and amortization
Cinema exhibition	(2,894)	(2,827)	(2)%
Real estate	(818)	(845)	3%
Total depreciation and amortization	(3,712)	(3,672)	(1)%
General and administrative expense
Cinema exhibition	(999)	(874)	(14)%
Real estate	(202)	(128)	(58)%
Total general and administrative expense	(1,201)	(1,002)	(20)%
Segment operating income
Cinema exhibition	7,690	6,339	21%
Real estate	2,089	2,291	(9)%
Total segment operating income	$9,779	$8,630	13%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(96)	(70)	(37)%
General and administrative expense	(4,991)	(3,327)	(50)%
Interest expense, net	(1,875)	(2,575)	27%
Equity earnings of unconsolidated joint ventures and entities	302	236	28%
Gain on sale of assets	393	2,822	(86)%
Other expense	(57)	(91)	(37)%
Income before income taxes	3,455	5,625	(39)%
Income tax expense	(1,231)	(2,523)	51%
Net income	2,224	3,102	(28)%
Less: net loss attributable to noncontrolling interests	2	16	(88)%
Net income attributable to RDI common stockholders	$2,226	$3,118	(29)%
Basic EPS	$0.10	$0.13	(29)%

Consolidated Results and Non-Segment Results

Three-Month Results

Revenue for the three-month period increased by 7%, or $4.2 million, to $64.8 million and net income attributable to RDI common stockholders decreased by 29%, or $892,000, to $2.2 million.  EPS for the three months ended March 31, 2016 decreased by $0.03 to $0.10 in the prior-year three-month period, mainly attributable to higher gain on sale of assets realized in 2015 and increases in general & administrative expenses, offset by higher earnings in 2016 from increased attendance in the U.S., Australia and New Zealand.

General and administrative expense (non-segment)

General and administrative expense for the three-month period increased by 50%, or $1.7 million, mainly due to higher legal  & audit expenses and expenses related to the change in status of certain executives. For more information about the legal expense, please refer to Item 1- Legal Proceedings in Part II of this document.

Interest expense, net

Interest expense, net for the three-month period decreased by 27%, or $700,000, mainly due to renegotiation of our loan facility in Australia leading to substantially lower borrowing costs.

Gain on sale of assets

Net gain on sale of assets for the three-month period decreased by $2.4 million, primarily due to the sale of our Doheny Condo in Los Angeles during Q1 2015 resulting in a $2.8 million gain compared to the gain from the final closing of the sale of the Taupo property in New Zealand in the amount of $393,000.

Income tax expense

Income taxes decreased by $1.3 million compared to the prior-year three-month period, mainly due to the 39% reduction in income before taxes.

Business Segment Results

At March 31, 2016, we owned and operated 53 cinemas with 428 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated four Entertainment Themed Centers (“ETCs”) located in Belmont,  Auburn (a suburb of Sydney)  and Townsville in Australia and Wellington in New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space  (plus our 4th live theatre that was closed at the end of 2015 as part of the Union Square property redevelopment), (iii) owned a 75% managing member interest in a limited liability company which in turn owns the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional four parcels aggregating approximately 75 acres located principally in urbanized areas of Australia and New Zealand (calculated net of our Lake Taupo and Burwood Properties), and (v) owned 50% managing member interest in a limited liability company which in turn owns a 202-acre property that is zoned for the development of over 500 single-family residential units in the U.S.  In addition, we continue to hold various properties that had been previously used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During the current quarter compared to the prior-year quarter, the average conversion rates of Australian dollar and New Zealand dollar weakened against the U.S. dollars by 8% and 12%, respectively.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following tables detail our cinema exhibition segment operating results for the quarter and three months ended March 31, 2016 and 2015,  respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2016	% of Revenue	March 31, 2015	% of Revenue	% Change Fav / (Unfav)
REVENUE
United States	Admissions revenue	$21,795	36%	$19,772	35%	10%
	Concessions revenue	10,132	17%	8,299	15%	22%
	Advertising and other revenue	2,131	3%	1,764	3%	21%
		$34,058	56%	$29,835	52%	14%
Australia	Admissions revenue	$13,298	22%	$14,099	25%	(6)%
	Concessions revenue	6,166	10%	6,131	11%	1%
	Advertising and other revenue	1,540	3%	1,459	3%	6%
		$21,004	34%	$21,689	38%	(3)%
New Zealand	Admissions revenue	$4,229	7%	$3,634	6%	16%
	Concessions revenue	1,694	3%	1,485	3%	14%
	Advertising and other revenue	330	1%	256	0%	29%
		$6,253	10%	$5,375	9%	16%

Total revenue		$61,315	100%	$56,899	100%	8%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(11,716)	-19%	$(10,025)	-18%	(17)%
	Concession cost	(1,720)	-3%	(1,445)	-3%	(19)%
	Occupancy expense	(6,494)	-11%	(6,623)	-12%	2%
	Other operating expense	(9,389)	-15%	(8,507)	-15%	(10)%
		$(29,319)	-48%	$(26,600)	-47%	(10)%
Australia	Film rent and advertising cost	$(6,177)	-10%	$(6,386)	-11%	3%
	Concession cost	(1,245)	-2%	(1,257)	-2%	1%
	Occupancy expense	(3,376)	-6%	(3,721)	-7%	9%
	Other operating expense	(4,818)	-8%	(4,646)	-8%	(4)%
		$(15,616)	-25%	$(16,010)	-28%	2%
New Zealand	Film rent and advertising cost	$(1,833)	-3%	$(1,608)	-3%	(14)%
	Concession cost	(411)	-1%	(353)	-1%	(16)%
	Occupancy expense	(1,129)	-2%	(1,075)	-2%	(5)%
	Other operating expense	(1,424)	-2%	(1,212)	-2%	(17)%
		$(4,797)	-8%	$(4,248)	-7%	(13)%

Total operating expense		$(49,732)	-81%	$(46,858)	-82%	(6)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,470)	-2%	$(1,281)	-2%	(15)%
	General and administrative expense	(714)	-1%	(678)	-1%	(5)%
		$(2,184)	-4%	$(1,959)	-3%	(11)%
Australia	Depreciation and amortization	$(1,020)	-2%	$(1,201)	-2%	15%
	General and administrative expense	(304)	0%	(183)	0%	(66)%
		$(1,324)	-2%	$(1,384)	-2%	4%

New Zealand	Depreciation and amortization	$(404)	-1%	$(345)	-1%	(17)%
	General and administrative expense	19	0%	(13)	0%	nm
		$(385)	-1%	$(358)	-1%	(8)%

Total depreciation, amortization, general and administrative expense		$(3,893)	-6%	$(3,701)	-7%	(5)%
OPERATING INCOME - CINEMA
United States		$2,555	4%	$1,276	2%	100%
Australia		4,064	7%	4,295	8%	(5)%
New Zealand		1,071	2%	769	1%	39%
Total Cinema operating income		$7,690	13%	$6,340	11%	21%

Three Months Results:

Segment operating income

Cinema segment operating income increased by 21%, or $1.4 million, to $7.7 million for the three-month period ended March 31, 2016 compared to March 31, 2015, primarily driven by higher admissions and concessions revenue, partially offset by weaker foreign exchange average rates for Australian and New Zealand operations.  Refer below for further detailed explanation.

Revenue

Cinema revenue increased by 8%, or $4.4 million, to $61.3 million for the three-month period ended March 31, 2016 compared to March 31, 2015, primarily attributable to higher attendances in the United States, Australia and New Zealand, offset by the unfavorable impact from the foreign exchange average rate movements. Comparing the three months period of the current year and prior year, Australia dollars and New Zealand dollars weakened against U.S. dollars by 8% and 12% (on average rates), respectively.

The three-month revenue in the United States increased by 14%, or $4.2 million, primarily driven by a higher average admission price and increased admissions and concessions revenue. Australia cinema revenue decreased by 3%, or $685,000, primarily due to unfavorable impact from foreign exchange average rate movements. When expressed in local currency, Australian cinema operations increased by 7%, or AU$1.8 million, due to higher admissions.  In New Zealand, cinema revenue increased by 16%, or $878,000, mainly due to higher admission revenue and higher concession revenue as result of higher attendance and the opening of our LynnMall cinema in November 2015, partially offset by unfavorable impact from foreign exchange average rate movements.  When expressed in local currency, New Zealand cinema operations increased by 32%, or NZ$2.3 million.

Operating expense

Operating expense for the three-month period increased by 6%, or $2.9 million, mainly attributable to higher film rent and advertising cost and the opening of the new LynnMall cinema in New Zealand.  Australia cinema operating expense decreased by 2% primarily due to favorable impact from foreign exchange rate movements.

Operating expense as a percentage of gross revenue improved by 1% to 81%, mainly attributable to the percentage of fixed costs compared to the increases in our revenue streams.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the three-month period increased slightly by 5%, or $192,000, primarily driven by an increase in depreciation resulting from improvements in our Carmel Mountain cinema and our new LynnMall cinema.

Real Estate

The following tables detail our real estate segment operating results for the quarter and three months ended March 31, 2016 and 2015, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2016	% of Revenue	March 31, 2015	% of Revenue	% Change Fav / (Unfav)
REVENUE
United States	Live theater rental and ancillary income	$766	15%	$685	13%	12%
	Property rental income	93	2%	453	8%	(79)%
		859	16%	1,138	21%	(25)%
Australia	Property rental income	3,311	63%	2,912	54%	14%
New Zealand	Property rental income	1,080	21%	1,354	25%	(20)%

Total revenue		$5,250	100%	$5,404	100%	(3)%
OPERATING EXPENSE
United States	Live theater cost	$(547)	-10%	$(398)	-7%	(37)%
	Property cost	(83)	-2%	(18)	0%	(361)%
	Occupancy expense	(104)	-2%	(240)	-4%	57%
		(734)	-14%	(656)	-12%	(12)%
Australia	Property cost	(481)	-9%	(432)	-8%	(11)%
	Occupancy expense	(511)	-10%	(491)	-9%	(4)%
		(992)	-19%	(923)	-17%	(7)%
New Zealand	Property cost	(240)	-5%	(384)	-7%	38%
	Occupancy expense	(174)	-3%	(178)	-3%	2%
		(414)	-8%	(562)	-10%	26%

Total operating expense		$(2,140)	-41%	$(2,141)	-40%	-%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(85)	-2%	$(82)	-2%	(4)%
	General and administrative expense	30	1%	49	1%	39%
		(55)	-1%	(33)	-1%	(67)%
Australia	Depreciation and amortization	$(504)	-10%	$(507)	-9%	1%
	General and administrative expense	(224)	-4%	(165)	-3%	(36)%
		(728)	-14%	(672)	-12%	(8)%
New Zealand	Depreciation and amortization	(229)	-4%	(255)	-5%	10%
	General and administrative expense	(9)	0%	(12)	0%	25%
		(238)	-5%	(267)	-5%	11%
Total depreciation, amortization, general and administrative expense		$(1,021)	-19%	$(972)	-18%	(5)%
OPERATING INCOME - REAL ESTATE
United States		$70	1%	$449	8%	(84)%
Australia		1,591	30%	1,317	24%	21%
New Zealand		428	8%	525	10%	(18)%
Total real estate operating income		$2,089	40%	$2,291	42%	(9)%

Three Months Results:

Segment operating income

Real estate segment operating income decreased by 9%, or $202,000, to $2.1 million for the three-month period ended March 31, 2016 compared to March 31, 2015, primarily attributable to 3% lower revenue and 5% higher depreciation, amortization and general and administrative expenses.  Refer below for further explanation.

Revenue

Real estate revenue for the three-month period decreased by 3%, or $154,000, mainly driven by lower property rental income from U.S. and New Zealand due to the temporary closure of Union Square New York property currently being re-developed and the sale of Taupo property in New Zealand, in addition to the unfavorable foreign exchange rate movements for New Zealand operations.  In Australia, property rental income increased by 14%, or $400,000, because of the purchase of Cannon Park in December 2015, offset by unfavorable foreign exchange movements, that impacted both Australia and New Zealand.

Operating expense

Operating expense for the three-month period remained consistent compared to prior year despite the Cannon Park purchase as a result of the sale of our Burwood property and the appreciation of the U.S. dollar against New Zealand dollar and the Australian dollar.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the three-month period increased by 5%, or $49,000, primarily driven by higher general and administrative expense, offset by lower depreciation and amortization expense. Depreciation and amortization expense for the three-month period decreased by 3%, or $26,000, mainly due to the appreciation of the U.S. dollar against the New Zealand dollar and the Australia dollar. General and administrative expense for the three-month period increased by 59%, or $75,000, mainly attributable to higher salary and recruitment costs,  offset by favorable impact from foreign exchange rate movements.

BUSINESS PLAN, LIQUIDITY AND CAPITAL RESOURCES

Business plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.

Our real estate business plan is to begin development of our existing property assets, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, to dispose of such assets.

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

The change in cash and cash equivalents is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	% Change
Net cash provided by operating activities	$4,418	$732	> 100%
Net cash (used in)/provided by investing activities	(3,206)	687	(> 100)%
Net cash used in financing activities	(4,664)	(9,400)	50%
Effect of exchange rate changes on cash and cash equivalents	80	(2,515)	(> 100)%
Decrease in cash and cash equivalents	$(3,372)	$(10,496)	(68)%

Operating activities

Cash provided by operating activities during the current three-month period increased by $3.7 million, to $4.4 million, primarily driven by an increase of $4.6 million in changes in operating assets and liabilities, partially offset by a $0.9 million decrease in operational cash flows.

Investing activities

Cash used in/provided by investing activities during the current three-month period decreased by $3.9 million, to $3.2 million, primarily due to increase in purchases and additions to property and equipment by $1.6 million and decrease in proceeds from property sales by $2.2 million.

Financing Activities

The $4.7 million cash used in the financing activities during the current three-month period was primarily related to $6.9 million loan repayments, offset by  $2.3 million in proceeds from borrowings.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At March 31, 2016, our consolidated cash and cash equivalents totaled $16.3 million.  Of this amount, $3.8 million and $2.6 million was held by our Australia and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australia earnings but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows.  The Company had $64.5 million unused capacity of available corporate credit facilities at March 31, 2016.  In addition, we have $6.0 million and $10.4 million (NZ$15.0 million) unused capacity for Cinema 1,2,3 and construction funding for New Zealand, respectively.

We expect to refinance the $15.0 million Cinema 1,2,3 Term Loan (USA) prior to the maturity date of July 1, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of March 31, 2016:

(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Debt(1)	$15,000	$12,750	$19,621	$53,933	$--	$--	$101,304
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Tax settlement liability	2,600	--	--	--	--	--	2,600
Pension liability	1,710	684	684	684	684	3,374	7,820
Village East purchase option(3)	--	--	--	--	5,900	--	5,900
Lease obligations	23,147	30,979	26,469	23,825	17,046	130,321	251,787
Estimated interest on debt (2)	3,172	4,090	3,533	2,635	1,264	8,213	22,907
Total	$45,629	$48,503	$50,307	$81,077	$24,894	$169,821	$420,231

(1) Information is presented exclusive of deferred financing costs.

(2) Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3) Represents the lease liability of the option associated with the ground purchase of the Village East cinema.

Refer to Note 13 – Commitments and Contingencies for additional information.

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

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings.    Please refer to Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information. There have been no material changes to our litigation exposure since our 2015 Annual Report, except as set forth in Item 1 – Legal Proceedings.

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

We discuss these critical accounting policies in our 2015 Annual Report and advise you to refer to that discussion.

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

We currently manage our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies to match revenues and expenses. Since we intend to conduct business on a self-funding basis, except for funds used to pay an appropriate share of our domestic corporate overhead), we do not believe the currency fluctuations presents a material risk to the Company.  As such, we  do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

As we continue to progress with our acquisition and development activities in Australia and New Zealand, the effect of variations in currency values of our assets and liabilities for Australia and New Zealand stated in US Dollars may increase.

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

At March 31, 2016, approximately 47% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $6.4 million in cash and cash equivalents.  At December 31, 2015, approximately 46% and 19% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $10.4 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $6.3 million for the three months ended March 31, 2016.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 79% and 54% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $14.0 million and $3.8 million, respectively, and the change in our quarterly net income would be $268,000 and $68,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2016 and December 31, 2015,  the balance of cumulative foreign currency translation adjustments was approximately $20.9 million gain and $14.6 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $179,000 increase or decrease in our quarterly interest expense.

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

In 2015, we noted a material weakness regarding certain controls related to income tax.  We anticipate that these controls will be updated and fully implemented during the calendar year 2016.  In this context, we have instituted additional processes to bolster these controls including strengthening the tax department and retaining a “Big Four” accounting firm to assist in the review of taxation matters on a quarterly and annual basis.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings as previously disclosed in our annual report on Form 10-K filed on April 29, 2016 with the SEC for the fiscal year ended December 31, 2015, except as disclosed below:

•	Updates to The STOMP Arbitration

In April 2016, we have received a Final Award in our arbitration with The STOMP Company Limited Partnership, the producer of the show STOMP, currently playing at our Orpheum Theater in New York City.   The Final Award awards us $2,268,009 in attorney’s fees and costs.  We are pursuing collection of this Final Award in New York Supreme Court.

•	Updates to the Derivative Litigation

On May 2, 2016, the T2 Plaintiffs filed a petition on order shortening time seeking a preliminary injunction (1) enjoining the Inspector of Elections from counting any proxies purporting to vote either the 327,808 Class B shares represented by stock certificate B0005 (held of record by the Cotter Estate) or the 696,080 Class B shares represented by stock certificate RDIB 0028 (held of record by the Cotter Trust) at the upcoming June 2, 2016 Annual Meeting of Stockholders, and (2) enjoining Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. from voting the above referenced shares at the 2016 Annual Meeting of Stockholders.   We believe that the above referenced shares are currently held of record by the Cotter Estate and the Cotter Trust, and such shares can be voted by the Co-Executors of the Cotter Estate and the Trustees of the Cotter Trust, as applicable

For further details on our legal proceedings, please refer to Item 3, Legal Proceedings, contained in such Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our annual report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives and e, see the Stock Based Compensation section under see Note 15 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for details.

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

READING INTERNATIONAL, INC.

Date:May 10, 2016

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:May 10, 2016

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer