Form 10-Q
period 2016-06-30
READING INTERNATIONAL INC
filed 2016-08-08
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 5, 2016, there were 21,654,305 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1  – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2016	2015(1)
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,624	$19,702
Receivables	7,860	10,036
Inventory	1,037	1,122
Investment in marketable securities	52	51
Restricted cash	17	160
Prepaid and other current assets	5,802	5,429
Land held for sale – current	--	421
Total current assets	24,392	36,921
Operating property, net	219,995	210,298
Land held for sale – non-current	38,727	37,966
Investment and development property, net	34,860	23,002
Investment in unconsolidated joint ventures and entities	5,410	5,370
Investment in Reading International Trust I	838	838
Goodwill	20,118	19,715
Intangible assets, net	9,199	9,889
Deferred tax asset, net	25,983	25,649
Other assets	3,700	3,615
Total assets	$383,222	$373,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$19,047	$23,638
Film rent payable	10,469	9,291
Debt – current, net	22,908	14,887
Taxes payable – current	4,404	5,275
Deferred current revenue	12,365	14,591
Other current liabilities	7,993	7,640
Total current liabilities	77,186	75,322
Debt – long-term, net	86,085	87,101
Subordinated debt, net	27,232	27,125
Noncurrent tax liabilities	16,633	16,457
Other liabilities	29,110	30,062
Total liabilities	236,246	236,067
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,831,113 issued and 21,654,305 outstanding at June 30, 2016 and December 31, 2015	229	229
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2016 and December 31, 2015	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2016 and December 31, 2015	--	--
Additional paid-in capital	144,155	143,815
Accumulated deficit	(4,280)	(9,478)
Treasury shares	(13,524)	(13,524)
Accumulated other comprehensive income	16,133	11,806
Total Reading International, Inc. stockholders’ equity	142,730	132,865
Noncontrolling interests	4,246	4,331
Total stockholders’ equity	146,976	137,196
Total liabilities and stockholders’ equity	$383,222	$373,263

See accompanying Notes to Unaudited Consolidated Financial Statements.

(1)Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 1 –  The Company and Basis of Presentation – Reclassifications)

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Operating revenue
Cinema	$63,439	$68,957	$124,754	$125,855
Real estate	3,479	3,846	6,953	7,531
Total operating revenue	66,918	72,803	131,707	133,386
Operating expense
Cinema	(48,805)	(51,222)	(96,761)	(96,363)
Real estate	(2,191)	(2,295)	(4,332)	(4,435)
Depreciation and amortization	(3,828)	(3,526)	(7,635)	(7,268)
General and administrative	(6,006)	(5,274)	(12,197)	(9,602)
Total operating expense	(60,830)	(62,317)	(120,925)	(117,668)
Operating income	6,088	10,486	10,782	15,718
Interest income	19	327	56	522
Interest expense	(1,781)	(1,928)	(3,692)	(4,698)
Net gain on sale of assets	--	8,201	393	11,023
Other income (expense)	(46)	1	(104)	(89)
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	4,280	17,087	7,435	22,476
Equity earnings of unconsolidated joint ventures and entities	305	483	608	720
Income before income taxes	4,585	17,570	8,043	23,196
Income tax expense	(1,663)	(1,564)	(2,894)	(4,088)
Net income	$2,922	$16,006	$5,149	$19,108
Net (income) loss attributable to noncontrolling interests	48	(9)	50	7
Net income attributable to Reading International, Inc. common stockholders	$2,970	$15,997	$5,199	$19,115
Basic earnings per share attributable to Reading International, Inc. stockholders	$0.13	$0.69	$0.22	$0.82
Diluted earnings per share attributable to Reading International, Inc. stockholders	$0.13	$0.68	$0.22	$0.81
Weighted average number of shares outstanding – basic	23,334,892	23,272,918	23,334,892	23,275,860
Weighted average number of shares outstanding – diluted	23,543,959	23,492,192	23,543,959	23,495,134

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net income	$2,922	$16,006	$5,149	$19,108
Foreign currency translation gain (loss)	(2,055)	(4,164)	4,268	(14,028)
Unrealized gain on available for sale investments	--	2	--	1
Amortization of actuarial loss	32	52	64	104
Comprehensive income	899	11,896	9,481	5,185
Net (income) loss attributable to noncontrolling interests	48	(9)	50	7
Comprehensive (income) loss attributable to noncontrolling interests	10	3	(6)	(22)
Comprehensive income attributable to Reading International, Inc.	$957	$11,890	$9,525	$5,170

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from Operating Activities
Net income	$5,149	$19,108
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures and entities	(608)	(720)
Distributions of earnings from unconsolidated joint ventures and entities	514	687
Gain on sale of property	(393)	(11,023)
Change in net deferred tax assets	(1,189)	2,162
Depreciation and amortization	7,635	7,268
Amortization of actuarial loss	64	104
Amortization of beneficial leases	327	252
Amortization of deferred financing costs	460	493
Amortization of straight-line rent	(17)	(155)
Stock based compensation expense	341	133
Net change in:
Receivables	2,278	1,907
Prepaid and other assets	3,465	(511)
Accounts payable and accrued expenses	(4,774)	2,199
Film rent payable	1,102	(967)
Taxes payable	(3,010)	(325)
Deferred revenue and other liabilities	(2,876)	(3,359)
Net cash provided by operating activities	8,468	17,253
Cash flows from Investing Activities
Purchases of and additions to property and equipment	(24,489)	(8,416)
Change in restricted cash	166	1,187
Distributions of investment in unconsolidated joint ventures and entities	186	--
Proceeds from sale of property	831	21,889
Net cash (used in)/provided by investing activities	(23,306)	14,660
Cash flows from Financing Activities
Repayment of long-term borrowings	(3,894)	(6,230)
Proceeds from borrowings	8,197	--
Capitalized borrowing costs	(12)	(186)
Repurchase of Class A Nonvoting Common Stock	--	(3,795)
Proceeds from the exercise of stock options	--	1,018
Noncontrolling interest contributions	84	17
Noncontrolling interest distributions	(124)	(96)
Net cash provided by/(used in) financing activities	4,251	(9,272)
Effect of exchange rate changes on cash and cash equivalents	509	(3,292)
Net (decrease)/increase in cash and cash equivalents	(10,078)	19,349
Cash and cash equivalents at the beginning of the period	19,702	50,248
Cash and cash equivalents at the end of the period	$9,624	$69,597
Supplemental Disclosures
Interest paid	$2,833	$4,464
Income taxes paid	4,395	4,920

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include projections we make regarding the recoverability of our assets, valuations of our interest rate swaps and the recoverability of our deferred tax assets. Actual results may differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year-ended December 31, 2015.  All significant intercompany balances and transactions have been eliminated in consolidation.  These were prepared in accordance with the U.S. GAAP for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and six months ended June  30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Adopted and Issued Accounting Pronouncements

Adopted:

On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board (“FASB”). This new standard, which became effective for fiscal years beginning after December 15, 2015, required that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The impact of this adoption included reclassification of the deferred financing costs (net of amortization) from “Other Assets” to a reduction in the associated Debt account.

Also, on January 1, 2016, the Company adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  Under this new standard, an acquirer in a business combination transaction must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, because of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.  The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The adoption of this standard will impact the finalization of the purchase price allocation of Cannon Park acquired in December 2015, which we expect to complete during the third quarter of 2016.    Please refer to Note 5 – Property & Equipment for the Cannon Park acquisition discussion.

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

The tables below summarize the results of operations for each of our business segments for the quarter and six months ended June 30, 2016 and 2015, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Cinema exhibition	$63,439	$68,957	$124,754	$125,855
Real estate	5,322	5,537	10,572	10,940
Inter-segment elimination	(1,843)	(1,691)	(3,619)	(3,409)
	$66,918	$72,803	$131,707	$133,386
Segment operating income:
Cinema exhibition	$9,122	$12,568	$16,810	$18,906
Real estate	2,001	2,218	4,091	4,508
	$11,123	$14,786	$20,901	$23,414

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Segment operating income	$11,123	$14,786	$20,901	$23,414
Unallocated corporate expense
Depreciation and amortization expense	(100)	(64)	(194)	(134)
General and administrative expense	(4,935)	(4,236)	(9,925)	(7,562)
Interest expense, net	(1,762)	(1,601)	(3,636)	(4,176)
Equity earnings of unconsolidated joint ventures and entities	305	483	608	720
Gain on sale of assets	-	8,201	393	11,023
Other income (expense)	(46)	1	(104)	(89)
Income before income tax expense	$4,585	$17,570	$8,043	$23,196

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”)  and New Zealand dollar  (“NZ$”), respectively, to U.S. dollar based on the exchange rate as of June 30, 2016. The carrying value of the assets and liabilities of our foreign operations fluctuates as a  result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Because we intend to conduct business mostly on a self-funding basis (except for funds used to pay an appropriate share of our U.S. corporate overhead), we do not believe the currency fluctuations present a material risk to the Company.  As such, we  do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the period-ended June 30, 2016,  December 31, 2015 and June 30, 2015:

	Foreign Currency / USD
	June 30, 2016		December 31, 2015	June 30, 2015
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
Spot Rate
Australian Dollar	0.7432		0.7286	0.7704
New Zealand Dollar	0.7120		0.6842	0.6778
Average Rate
Australian Dollar	0.7461	0.7339	0.7524	0.7782	0.7822
New Zealand Dollar	0.6913	0.6775	0.7004	0.7325	0.7419

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income attributable to RDI common stockholders	$2,970	$15,997	$5,199	$19,115
Denominator:
Weighted average number of common stock – basic	23,334,892	23,272,918	23,334,892	23,275,860
Weighted average dilutive impact of awards	209,067	219,274	209,067	219,274
Weighted average number of common stock – diluted	23,543,959	23,492,192	23,543,959	23,495,134
Basic EPS attributable to RDI common stockholders	$0.13	$0.69	$0.22	$0.82
Diluted EPS attributable to RDI common stockholders	$0.13	$0.68	$0.22	$0.81

Awards excluded from diluted EPS	265,327	100,000	265,327	100,000

Note 5 – Property and Equipment

Operating Property, net

As of June 30, 2016 and December 31, 2015, property associated with our operating activities is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Land	$75,517	$70,063
Building and improvements	131,033	126,622
Leasehold improvements	46,999	46,874
Fixtures and equipment	113,326	112,423
Construction-in-progress	13,381	7,825
Total cost	380,256	363,807
Less: accumulated depreciation	(160,261)	(153,509)
Operating property, net	$219,995	$210,298

Depreciation expense for operating property was $3.5 million and $7.1 million for the quarter and six months ended June 30, 2016, respectively, and $3.3 million and $6.8 million for the quarter and six months ended June 30, 2015, respectively.

New Corporate Headquarters in Los Angeles

On April 11, 2016, we purchased a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (a Los Angeles suburb) for $11.2 million.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.  We anticipate, when the move is completed at the end of 2016 and the excess space is leased, that we will be able to reduce our headquarters occupancy cost by approximately $350,000 per annum.  We are in the process of obtaining a mortgage on this building.

Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $49.4 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $43.5 million (AU$58.5 million) is due on December 31, 2017.

Our book value in the property is $38.7 million (AU$52.1 million) and $38.0  (AU$52.1 million) as of June 30, 2016 and December 31, 2015, respectively.  While the transaction was treated as a sale for tax purposes in 2014, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset is classified as long-term land held for sale on the consolidated balance sheets as of June 30, 2016 and December 31, 2015.

Doheny Condo, Los Angeles

On February 25, 2015, we sold our Los Angeles Condo for $3.0 million resulting in a $2.8 million gain on sale.

Taupo, New Zealand

On April 1, 2015, we entered into two definitive purchase and sale agreements to sell our properties at Taupo, New Zealand for a combined sales price of $2.3 million (NZ$3.4 million).  The first agreement related to a property with a sales price of $1.6 million (NZ$2.2 million) and a book value of $1.3 million (NZ$1.8 million), which closed on April 30, 2015 when we received the sales price in full. The other agreement related to a property with a sales price of $831,000  (NZ$1.2 million) and a book value of $426,000 (NZ$615,000) which was completed and for which we received cash settlement representing the full sales price on March 31, 2016.  The first transaction qualified as a sale under both U.S. GAAP and tax purposes during the year-ended December 31, 2015.   The second transaction was recorded as a sale during the three months ended March 31, 2016.

Moonee Ponds, Australia

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sales price of $17.5 million (AU$23.0 million) payable in full upon closing of the transaction on April 16, 2015.  In accordance with the requirements under U.S. GAAP, we recognized a gain on sale of $8.0 million (AU$10.3 million) in the prior-year quarter upon the receipt of sale proceeds on April 16, 2015.

Cannon Park, Queensland, Australia

On December 23, 2015, we completed a 100% acquisition of two adjoining entertainment-themed centers (“ETCs”) in Townsville, Australia for a total of $24.3 million (AU$33.6 million) in cash. The properties are located approximately 6 miles from downtown Townsville, the second largest city in Queensland, Australia. The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet. The Cannon Park City Centre is anchored by Reading Cinemas, which is operated by Reading International’s 75% owned subsidiary, Australia Country Cinemas, and has three mini-major tenants and ten specialty family oriented restaurant tenants. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.

The acquired assets consist primarily of the land and buildings, which is approximately 98% leased to existing tenants. Tenancies range from having 9 months to 8 years left to run on their leases at the time of purchase.

The total purchase price was allocated to the identifiable assets acquired based on our preliminary estimates of their fair values on the acquisition date.  There were no liabilities assumed.  As of June 30, 2016, the Company is still finalizing its allocation and this may result in potential adjustments within the 1-year measurement period from acquisition date. The determination of the fair values of the acquired assets (and the related determination of their estimated lives) requires significant judgment.  There was no goodwill recorded, as the purchase price did not exceed the fair value estimates of the net acquired assets.

Our preliminary purchase price allocation is as follows:

(Dollars in thousands)	US Dollars	AU dollars
Prepaid assets	$28	$38
Operating property:
Land	7,609	10,500
Building	16,712	23,060
Total purchase price	$24,349	$33,598

Investment and Development Property

As of June 30, 2016 and December 31, 2015, our investment and development property is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Land	$24,341	$21,434
Building	1,899	-
Construction-in-progress	8,620	1,568
Investment and development property	$34,860	$23,002

Note 6 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, except for Rialto Distribution, which is accounted for as a cost method investment. The table below summarizes our investments in unconsolidated joint ventures and entities as of June 30, 2016 and December 31, 2015:

		June 30,	December 31,
(Dollars in thousands)	Interest	2016	2015
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,299	1,276
Mt. Gravatt	33.3%	4,111	4,094
Total investments		$5,410	$5,370

For the quarter and six months ended June 30, 2016 and 2015, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015
Rialto Distribution	$--	$22	$--	$22
Rialto Cinemas	84	63	160	135
Mt. Gravatt	221	398	448	563
Total equity earnings	$305	$483	$608	$720

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Cinema	Real Estate	Total
Goodwill as of December 31, 2015	$14,491	$5,224	$19,715
Foreign currency translation adjustment	403	--	403
Goodwill at June 30, 2016	$14,894	$5,224	$20,118

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled for the fourth quarter of 2016.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2016, we were not aware of any events that made us believe potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of June 30, 2016 and December 31, 2015, respectively.

	As of June 30, 2016
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross intangible assets	$26,827	$7,254	$911	$34,992
Less: Accumulated amortization	(20,879)	(4,467)	(447)	(25,793)
Net intangible assets	$5,948	$2,787	$464	$9,199

	As of December 31, 2015
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross intangible assets	$26,793	$7,254	$696	$34,743
Less: Accumulated amortization	(20,108)	(4,300)	(446)	(24,854)
Net intangible assets	$6,685	$2,954	$250	$9,889

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over its estimated useful life of 45 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2016 and June 30, 2015, respectively.

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015
Beneficial lease amortization	$390	$22	$755	$383
Other amortization	88	368	184	442
Total intangible assets amortization	$478	$390	$939	$825

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Prepaid and other current assets
Prepaid expenses	$1,492	$879
Prepaid taxes	3,036	3,160
Prepaid rent	895	1,021
Deposits	379	369
Total prepaid and other current assets	$5,802	$5,429

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	40	63
Straight-line rent	2,526	2,417
Other	--	1
Total other non-current assets	$3,700	$3,615

Note 9 – Income Tax

The provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The significant  differences arise from the difference in foreign tax rates from U.S. tax rates, earnings considered indefinitely reinvested in foreign operations, state taxes, unrecognized tax benefits, and foreign withholding tax on interest. Our effective tax rate was 35.7 % and 17.6 % for the six months ended June 30, 2016 and 2015, respectively. The change between 2016 and 2015 was substantially caused by the reversal in the second quarter of 2015 of our assertion made in prior years that earnings of Australian subsidiaries are not indefinitely invested in foreign operations.

Note 10 – Debt

The Company’s borrowings at June 30, 2016 and December 31, 2015, net of deferred financing costs and including the impact of interest rate swaps on effective interest rates, are summarized below:

	As of June 30, 2016
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net (3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,232	4.64%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	38,450	38,146	2.96%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	4,750	4,750	3.45%	3.45%
Cinema 1, 2, 3 Term Loan (USA)(4)	October 1, 2016	15,000	15,000	15,000	4.00%	4.00%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,362	3.25%	3.25%
Union Square Line of Credit (USA)(4)	June 2, 2017	8,000	8,000	7,908	3.43%	3.43%
Denominated in foreign currency ("FC") (2)
National Australia Bank ("NAB") Corporate Term Loan (AU)	June 28, 2019	49,423	26,384	26,215	2.85%	2.85%
Westpac Bank Corporate Credit Facility (NZ)	March 31, 2018	35,600	9,612	9,612	4.15%	4.15%
		$203,436	$137,609	$136,225

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of June 30, 2016.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2016.

(3) Net of deferred financing costs amounting to $1.4 million.

(4) The loans for our Cinema 1,2,3 and Minetta & Orpheum Theatres were obtained from Bank of Santander.  The Union Square line of credit was obtained through East West Bank.

	As of December 31, 2015
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net (3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	27,125	4.32%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	29,750	29,321	2.92%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	2,500	2,500	3.42%	3.42%
Cinema 1, 2, 3 Term Loan (USA)(4)	July 1, 2016	15,000	15,000	14,887	3.75%	3.75%
Cinema 1, 2, 3 Line of Credit (USA)(4)	July 1, 2016	6,000	--	--	3.75%	3.75%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,326	3.00%	3.00%
Union Square Line of Credit (USA)(4)	June 2, 2017	8,000	8,000	7,858	3.65%	3.65%
Denominated in FC (2)
NAB Corporate Term Loan (AU)	June 30, 2019	48,452	26,594	26,412	3.06%	3.06%
Westpac Bank Corporate Credit Facility (NZ)	March 31, 2018	34,210	13,684	13,684	4.45%	4.45%
		$207,075	$130,941	$129,113

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

(3) The balance as of December 31, 2015 included the reclassification adjustment relating to netting of deferred financing costs amounting to $1.8 million,  as discussed in Note 1 – Recently Adopted and Issued Accounting Pronouncements.

(4) The loans for our Cinema 1,2,3 and Minetta & Orpheum Theatres were obtained from Bank of Santander.  The Union Square line of credit was obtained through East West Bank.

Cinema 1,2,3 Term Loan and Line of Credit

On June 27, 2016, Sutton Hill Properties LLC, a 75% subsidiary of Reading International Inc., obtained approval from Santander Bank to extend the maturity of our $15 million mortgage term loan from July 1, 2016 to October 1, 2016.  This term extension was not considered substantial in accordance with US GAAP.  In conjunction with the extension, our line of credit with Santander Bank amounting to $6.0 million was deactivated effective July 1, 2016.  The Company did not make any drawdown against this line of credit. On April 25, 2016, we signed a non-binding agreement with a lender to refinance such loan.  The Company expects to have the replacement financing in place before the end of the third quarter 2016.

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

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	148	180
Accrued pension	1,881	1,539
Other	64	21
Other current liabilities	$7,993	$7,640
Other liabilities
Straight-line rent liability	$10,741	$10,823
Accrued pension	5,984	6,236
Lease make-good provision	5,064	5,228
Deferred revenue - real estate	4,516	4,596
Environmental reserve	1,656	1,656
Interest rate swap	394	156
Acquired leases	225	866
Other	530	501
Other liabilities	$29,110	$30,062

On August 29, 2014, the Supplemental Executive Retirement Plan (“SERP”) that was effective since March 1, 2007, was ended and replaced with a new pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million  was reversed and replaced with a new pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.2 million discounted at a rate of 4.25% over a 15- year term, resulting in a monthly payment of $57,000 payable to the Cotter Estate or Cotter Trust (as defined herein).  The discount rate of 4.25% has been applied since 2014 to determine the net periodic benefit cost and plan benefit obligation and is expected to be used in future years.  The discounted value of $2.7 million (which is the difference between the estimated payout of $10.2 million and the present value of $7.5 million) as of August 29, 2014 will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income will also be amortized based on the 15-year term.

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $7.9 million at June 30, 2016.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the quarter and six months ended June 30, 2016 and 2015.  Our pension plans are unfunded.  During the quarter and six months ended June 30, 2016, the interest cost was $45,000 and $90,000, respectively, and actuarial loss was $32,000 and $64,000, respectively.   During the quarter and six months ended June 30, 2015, the interest cost was $45,000 and $90,000, respectively, and actuarial loss was $52,000 and $104,000, respectively.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2016	$14,642	$12	$(2,848)	$11,806
Net current-period other comprehensive income	4,263	--	64	4,327
Balance at June 30, 2016	$18,905	$12	$(2,784)	$16,133

Note 13 – Commitments and Contingencies

Litigation

The STOMP Arbitration

In April 2016, we have received a Final Award in our arbitration with The STOMP Company Limited Partnership, the producer of the show STOMP, currently playing at our Orpheum Theater in New York City for over 20 years.   The Final Award awards us $2.3 million in attorney’s fees and costs.  The parties are currently negotiating terms for the payment of the Final Award, on a basis that is intended to allow recovery by the Company of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater.  We have filed a confirmation of the arbitral award in New York Supreme Court and will pursue collection if parties are unable to reach an agreement.

Derivative Litigation

Refer to Note 18 – Subsequent Events for discussion.

Debt Guarantee

The total estimated debt of unconsolidated joint ventures and entities, consisting solely of Rialto Distribution (see Note 6 – Investments in Unconsolidated Joint Ventures and Entities), was $1.1 million (NZ$1.5 million) as of June 30, 2016 and $1.0 million (NZ$1.5 million) as of December 31, 2015. Our share of the unconsolidated debt, based on our ownership percentage, was NZ$500,000 as of June 30, 2016 and December 31, 2015, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.  Based on the financial position of Rialto Distribution and in consideration of this debt guarantee, we accrued $356,000  (NZ$500,000) and $342,000  (NZ$500,000) as of June 30, 2016 and December 31, 2015, recorded as part of Accounts payable and accrued liabilities.

Note 14 – Non-controlling Interests

These  are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. -- 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•	Shadow View Land and Farming, LLC -- 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr.; and,
•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC. (which in turn is 50% owned by Cotter Estate).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Australian Country Cinemas, Pty Ltd	$258	$318
Shadow View Land and Farming, LLC	2,006	1,940
Sutton Hill Properties, LLC	1,982	2,073
Noncontrolling interests in consolidated subsidiaries	$4,246	$4,331

The components of gain/(loss) attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015
Australian Country Cinemas, Pty Ltd	$24	$112	$58	$130
Shadow View Land and Farming, LLC	(7)	(45)	(17)	(57)
Sutton Hill Properties, LLC	(65)	(58)	(91)	(80)
Net income (loss) attributable to noncontrolling interests	$(48)	$9	$(50)	$(7)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2016	$132,865	$4,331	$137,196
Net income (loss)	5,199	(50)	5,149
Increase in additional paid in capital	340	--	340
Contributions from noncontrolling stockholders - SHP	--	84	84
Distributions to noncontrolling stockholders	--	(125)	(125)
Accumulated other comprehensive income	4,326	6	4,332
Equity at June 30, 2016	$142,730	$4,246	$146,976

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2015	$127,686	$4,612	$132,298
Net income (loss)	19,115	(7)	19,108
Increase in additional paid in capital	1,153	--	1,153
Treasury stock purchased	(3,795)	--	(3,795)
Contributions from noncontrolling stockholders - SHP	--	17	17
Distributions to noncontrolling stockholders	--	(96)	(96)
Accumulated other comprehensive loss	(13,944)	(22)	(13,966)
Equity at June 30, 2015	$130,215	$4,504	$134,719

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

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Class A Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan (the “Plan”). The aggregate total number of shares of the Class A Nonvoting Common Stock authorized for issuance under the Plan is 1,250,000.  As of June 30, 2016, we had 551,800 shares remaining for future issuances.

Since the adoption of the Plan in 2010, the Company has granted awards primarily in the form of stock options.  In the 1st quarter of 2016, the Company started to award restricted stock units (“RSUs”) to directors and certain members of management.  Stock options are generally granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date.  In contrast to a stock option where the grantee buys the Company’s share at an exercise price determined on grant date, an RSU entitles the grantee to receive one share for every RSU based on a vesting plan.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options and RSUs ranges from zero to four years.  At the time the options are exercised or RSUs vest, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

For the six months ended June 30, 2016 and 2015, respectively, the weighted average assumptions used in the option-valuation model were as follows:

	Six Months Ended June 30
	2016	2015
Stock option exercise price	$11.87	$13.42
Risk-free interest rate	1.20%	2.28%
Expected dividend yield	--	--
Expected option life in years	3.75	4.00
Expected volatility	25.01%	31.87%
Weighted average fair value	$2.49	$3.82

For the quarter and six months ended June 30, 2016, we recorded compensation expense of $91,000 and $190,000, respectively.    For the quarter and six months ended June 30, 2015, we recorded compensation expense of $76,000 and $133,000, respectively.  At June 30, 2016, the total unrecognized estimated compensation expense related to non-vested stock options was $781,000, which we expect to recognize over a weighted average vesting period of 1.99 years.  No stock options were exercised during the quarter and six months ended June 30, 2016. The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2016 was $2.0 million, of which 71.5% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of June 30, 2016 and December 31, 2015:

	Options Outstanding					Exercisable Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life
(Shares in thousands)	Class A	Class B	Class A	Class B	Class A & B	Class A	Class B	Class A	Class B	Class A & B
Balance - December 31, 2014	568	185	$6.88	$9.90	2.40	348	185	$6.82	$9.90	3.63
Granted	112	--	13.30	--		101	--	--	--
Exercised	(185)	(185)	6.09	9.90		(185)	(185)	--	--
Forfeited	(8)	--	6.23	--		(8)	--	--	--
Balance - December 31, 2015	487	--	$7.64	$--	2.89	256	--	$7.64	$--	2.14
Granted	169	--	11.87	--		61	--	--	--
Exercised	--	--	--	--		--	--	--	--
Forfeited	(24)	--	$8.49	--		(2)	--	--	--
Balance - June 30, 2016	632	--	$9.54	--	2.99	315	--	$8.12	$--	1.97

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  In March 2016 and April 2016, RSU awards of 62,528 units and 5,625 units, respectively, were granted to directors and certain members of management.  These RSU awards aggregating to 68,153 units remained unvested as of June 30, 2016.  These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% at the end of one year (in the case of directors).  During the quarter and six months ended June 30, 2016, we recognized compensation expense of $129,000 and $160,000, respectively.  The total unrecognized compensation expense related to these unvested RSUs was $655,000 as of June 30, 2016.

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

Under this approved buyback program, the Company has repurchased $7.2 million worth of common stock at an average price of $12.92 per share.  This leaves $2.8 million available under the May 16, 2014 for repurchase as of June 30, 2016.

Note 16 – Derivative Instruments

We enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Operations. As of June 30, 2016, we have not designated any of our derivatives as accounting hedges.

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of June 30, 2016
(Dollars in thousands)	Notional	Other Assets	Other Current Liabilities
Interest rate swap	$52,413	$--	$394
Interest rate cap	7,500	1	--
Total	$59,913	$1	$394

	As of December 31, 2015
(Dollars in thousands)	Notional	Other Assets	Other Current Liabilities
Interest rate swap	$52,413	$-	$156
Interest rate cap	7,500	1	-
Total	$59,913	$1	$156

The following table summarizes the unrealized gains or losses due to changes in fair value of the derivatives that are recorded in interest expense in the Consolidated Statement of Operations for the quarter and six months ended June 30, 2016 and June 30, 2015.

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net unrealized losses on interest rate derivatives	$19	$-	$238	$-

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

The following tables summarize our financial assets and financial liabilities carried and measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy.

	Fair Value Measurement at June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$52	$-	$-	$52
Derivatives	-	1	-	1
Liabilities
Derivatives	-	(394)	-	(394)
Total recorded at fair value	$52	$(393)	$-	$(341)

	Fair Value Measurement at December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$51	$-	$-	$51
Derivatives	-	1	-	1
Liabilities
Derivatives	-	(156)		(156)
Total recorded at fair value	$51	$(155)	$-	$(104)

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2016
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$109,696	$-	$-	$106,637	$106,637
Subordinated debt	27,913	-	-	14,173	14,173
	$137,609	$-	$-	$120,810	$120,810

		Fair Value Measurement at December 31, 2015
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$103,028	$-	$-	$99,554	$99,554
Subordinated debt	27,913	-	-	13,338	13,338
	$130,941	$-	$-	$112,892	$112,892

(1) These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at June 30, 2016 and December 31, 2015.

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of June 30, 2016 and December 31, 2015, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and account payable.  The carrying values of these financial instruments approximate the fair values. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2016 and June 30, 2015.

NOTE 18 – Subsequent Events

Update to Stock-Based Compensation

Mr. James Cotter, Jr. has asserted in past communications with the Company that options to acquire 50,000 shares of Class A Stock, issued to him in connection with his retention as the President of our Company, survived his termination as President.    We have continued to show these options as outstanding, pending a determination of the issue by our Compensation and Stock Options Committee.   On August 3, 2016, our Compensation and Stock Options Committee  met, reviewed the issue and determined that such 50,000 options had in fact terminated with the termination of Mr. Cotter, Jr’s employment as President.  Accordingly, these options are not, and have not been since the effective date of Mr. Cotter, Jr’s termination, outstanding and the aggregate currently outstanding options are 582,000.

Updates to the Derivative Litigation

On July 13, 2016, the stockholder plaintiffs in the consolidated derivative cases other than James J. Cotter, Jr. (the “Plaintiff Stockholders) announced the settlement of all of their alleged claims in their previously filed derivative lawsuit in the District Court of the State of Nevada for Clark County.  Appropriate papers have now been filed by the parties to effectuate the settlement. However, the settlement of a derivative suit requires Court approval under Nevada Law.   The Settlement Hearing will be held before The Honorable Elizabeth Gonzalez on October 6, 2016 at 8:30 a.m., in the Regional Justice Center, 200 Lewis Avenue, Las Vegas, NV 89155.  The settlement agreement negotiated by the parties (the “Settlement Agreement”) provides, among other things, for mutual releases and that the parties will be responsible for their own attorney’s fees and costs.  A copy of the Settlement Agreement has been posted on our website at www.ReadingRDI.com. In the joint press release issued by the Company and the Plaintiff Stockholders, representatives of the Plaintiff Stockholders stated as follows:  "We are pleased with the conclusions reached by our investigations as Plaintiff Stockholders and now firmly believe that the Reading Board of Directors has and will continue to protect stockholder interests and will continue to work to maximize shareholder value over the long term.  We appreciate the Company's willingness to engage in open dialogue and are excited about the Company's prospects. Our questions about the termination of James Cotter, Jr., and various transactions between Reading and members of the Cotter family-or entities they control-have been definitively addressed and put to rest. We are impressed by measures the Reading Board has made over the past year to further strengthen corporate governance.  We fully support the Reading Board and management team and their strategy to create stockholder value.”

Subsequently, on August 3, 2016 James J. Cotter Jr., filed a motion with the Court seeking permission to file a “Second Amended Verified Complaint” (the “SAP”).    Court approval is required for any such amendment.   The Company and each of the Defendant Directors intend to oppose Mr. Cotter, Jr’s motion to amend.

The SAP adds as defendants Directors Judy Codding and Michael Wrotniak   It adds additional purported claims including purported claims relating to the selection of Ellen Cotter to serve as our Company’s President and Chief Executive Officer, the retention of Margaret Cotter to serve as our Executive Vice President responsible for our live theater operations, the ability of Ellen Cotter and Margaret Cotter to vote 100,000 share of our Class B stock, issued upon the exercise of certain stock options held of record by the Estate of James J. Cotter, Sr.,  and the management and development of our New York properties and the handling by our Board of Directors of an indication of interest received at the end of May relating to the purchase of all of the stock of our Company,

Our press release dated July 18, 2016 described this indication of interest and the Board’s determinations with respect thereto as follows:

“Reading International, Inc. (NASDAQ: RDI) (“Reading” or the “Company”) confirmed today that in June 2016, it rejected an unsolicited, non-binding indication of interest from a third party to acquire all of Reading’s outstanding stock at $17 per share. The non-binding indication of interest, and its rejection, were disclosed last week by Board member James J. Cotter, Jr., in a public filing he made in the derivative litigation in the District Court for Clark County, Nevada.

To clarify the record, our Board of Directors, after receiving input from management and its outside advisors, carefully evaluated the indication of interest. Following this review, the Board of Directors determined that our stockholders would be better served by pursuing our independent, stand-alone strategic business plan and communicated this to the third party. Reading’s Board strongly believed that the proposed transaction was not in the best interest of our Company or our stockholders.

The statements made by Mr. Cotter, Jr. in his litigation filing were not authorized by the Company, do not constitute Company communications, and the Company takes no responsibility for their accuracy. Typically, it is not our practice to disclose unsolicited expressions  of interest and Reading undertakes no obligation to further update this disclosure.”

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

Cinema Activities

We continue to (i) consider new opportunities to expand our international cinema circuit, (ii) evaluate our existing cinema portfolio to determine ways to maximize profitability through strategic renovations or programming adjustments, and (iii) determine the most efficient ways to dispose of cinemas carrying unacceptable risk profiles on a go-forward basis.   To increase attendance and improve our cash flow, our operational strategy has focused on improving the overall experience of the cinema guest through (i) delivering a premium sight and sound cinematic presentation with a filmmaker focus, (ii) installation of recliner seating, (iii) expansion of the quality and variety of our food & beverage menu, (iv) broadening the scope of our programming to increase attendance and box office, (v) delivering hospitality focused guest service, (vi) engaging our guests through better design of our cinema spaces, and (vii) improving our interaction on social and electronic media.

As we renovate and reposition our existing cinemas, we intend, where practical, to add beer and wine service and, at some locations, cocktail type beverages.  Over the past years, we have obtained liquor licenses for seven U.S. theater locations: (i) both of our Texas locations (Dallas and Plano),  (ii) our theater in Fairfax, Virginia, (iii) one in Washington, D.C., (iv) two in San Diego, CA.  (Carmel Mountain and Grossmont), and (vi) most recently, our Ward Theater in Hawaii.   The latter is the first liquor license granted to a cinema on the island of Oahu.  Additionally, we have eight pending applications – four throughout California, two in Hawaii and one each in New York and New Jersey.

Innovative value pricing, improved food and beverage offerings and proactive social media engagement with our customers was a primary focus and to that end social media has been a powerful tool for connecting with and marketing to customers in real time.  We have continued to focus upon our company wide customer service training program with a view to improving staff productivity, the quality of customer interactions and ultimately underpinning an improvement to our per capita transaction spend.   Refining and remixing our food and beverage offerings has been an ongoing initiative with a view to minimizing our cost of sales and improving the inventory blend of our over the counter customer offerings.

US cinema activities

In October 2015, we reopened our Carmel Mountain theater in San Diego as an Angelika Film Center and Café featuring luxury recliners. Dedicated to exhibiting quality films and events, the sleek and modern Angelika Film Center & Cafe is a unique venue for San Diego’s culturally rich community, offering diverse programming and a creative menu of craft beverages and foods. Each of the 12 elegantly-appointed auditoria at the new Angelika feature full-recliner luxury seats in a stadium setting, pristine digital projection by Barco, the leader in digital cinema technology, Dolby 7.1 sound system, and reserved seating for a leisurely cinematic experience. With state-of-the-art digital presentation capabilities and events specialists, the Angelika is an ideal venue for a range of meetings and events, from corporate presentations to private gatherings.  Carmel Mountain has generated over $3.7 million in revenue during the first half of 2016, well ahead of the pre-renovation performance.

The lease entered into on April 17, 2014 with an affiliate of Edens (“EDENS”) providing for the development of a new state-of-the art Angelika Film Center at Union Market in Washington DC has been terminated due to cost and feasibility issues.   However, EDENS and the Company continue to discuss the development of a state-of-the art Angelika Film Center in an alternative location within the Union Market district.   In the interim, the Angelika Pop Up continues to operate in the Union Market district.

Reflecting our dedication to providing our guests a premium presentation, the Company entered into its first license agreement with IMAX.   The Company converted one auditorium at the cinema at the Valley Plaza Mall in Bakersfield, California to an IMAX

presentation in time for the opening of “Star Wars: The Force Awakens” in December 2015. Revenue at Valley Plaza has increased 15% over the same six month period last year, driven by increased attendance and increased average ticket price.

On January 31, 2016, following our run of “Star Wars: The Force Awakens”, we surrendered our Gaslamp Cinema in San Diego. We paid the landlord a $1.0 million negotiated termination fee, which was less expensive than continuing to operate an unprofitable theater at this location.  This cinema was acquired in 2008 as a part of the acquisition of a package of 15 locations from Pacific Theatres.  The cinema was, at that time, a substantial money-loser, and the purchase price was calculated taking into account the losses generated by that cinema and the likelihood that such losses would continue into the future. The losses at Gaslamp for the first half of 2016 have been reduced by $718,000 compared to the same period last year.

Australia and New Zealand cinema activities

In September 2015, we reopened our completely refurbished Reading Cinemas at Harbourtown Shopping Center on the Gold Coast in Queensland, Australia, which is the largest theater by screen count on the Gold Coast and is a key asset within the group, having entertained more than ten million customers over the past fifteen years. The highlight of this renovation was the inclusion of our premium large format auditorium, TITAN XC (Extreme Cinema), which features a 66-foot wide ‘wall-to-wall’ screen and Dolby Atmos, a fully immersive sound system that is being embraced by leading exhibitors and filmmakers worldwide as the next-generation sound in the cinema.  The renovation also included upgrades in the cinema’s affordable luxury ‘dine-in’ cinema, combining a fully licensed lounge bar and a full food menu.

In November 2015, we opened the state-of-the-art Reading Cinemas LynnMall, our first Auckland based Reading Cinemas branded cinema complex, in New Lynn, New Zealand. The new state-of-the-art cinema complex brings Reading’s premium offerings to the newly redeveloped LynnMall Shopping Centre, providing a compelling and convenient movie experience for the Centre’s guests. The highlight of this cinema complex is the newly formatted TITAN XC (Extreme Cinema). To further enhance its position as a leading entertainment destination, we offer two luxury dine-in licensed “Premium Cinema” screens, featuring luxury recliner seating and a full food and beverage menu to provide customers a superior movie going experience.  This cinema generated $2.6 million (NZ$3.5 million) of additional revenue for the six months ended June 30, 2016.

Real Estate Activities

In recent periods we have focused our real estate development activities on (i) the disposal of certain assets (Moonee Ponds and Burwood in Australia and Lake Taupo in New Zealand and the Los Angeles Condominium, which we determined to be non-core assets), (ii) the improvement and expansion of our existing ETCs including (a) adding an anchor grocery store tenancy and additional general retail at our Courtenay Central development in Wellington, New Zealand,  and (b) adding general retail and restaurant space for our RedYard development in Auburn, a suburb of Sydney, Australia, (iii) adding a state-of-the-art cinema and additional general retail to  our shopping center in Newmarket, a suburb of Brisbane in Australia, (iv) the redevelopment of our Union Square and Cinemas 1, 2, 3 properties in Manhattan and (v) the procurement of land use entitlements for our landholdings in Coachella, California (202 acres) and Manukau, New Zealand (64 acres). The disposal of Taupo properties and the Los Angeles Condo, which were mostly non-income generating assets, has had little impact on our revenue. With the exception of Union Square which has no tenants now due to our re-development plans, our properties scheduled for improvement or expansion continue to perform at or around the same level as previous years.

Our business plan is to continue with the further development of our operating properties, particularly our Wellington, New Zealand site, Brisbane, Australia site and Sydney, Australia site, to redevelop our Union Square and Cinemas 1, 2, 3 properties in New York, to continue to pursue the various land use entitlements needed for the development of our landholdings in New Zealand and California, and to seek out additional, profitable real estate development opportunities with an existing or potential entertainment focus, while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where we believe to be appropriate.

US real estate activities

We are continuing to advance the development of our Union Square property located in Manhattan. We have (i) received authorization  from the Landmarks Preservation Commission and approval for a variance from the Board of Standard and Appeals  to develop the BKSK Architects’ design which will add approximately 23,000 square footage of rentable space to the current square footage of the building bringing the approximate total of up to 73,322 square feet of rentable space subject to lease negotiations (inclusive of anticipated BOMA adjustments) and the final tenant mix of retail and office uses,  (ii) continue to work with  Edifice Real Estate Partners, LLC, to assist in the supervision and administration of the project and an affiliate of CNY for preconstruction services, (iii) retained the real estate brokerage Newmark Grubb Knight Frank to serve as our exclusive marketing agent, and (iv) received demolition and building approval permits  by the Department of Building in July 2016. We have begun internal demolition activities at the site.  We currently anticipate that construction will be completed by the second quarter of 2018.  We are advised by Newmark that retail tenant interest in our property is strong.

Regarding our Cinemas 1,2,3 property in Manhattan, we have received the consent of the 25% minority member of the entity to the redevelopment of the property. We are evaluating the potential to redevelop the property as a mixed use retail and residential and/or hotel property.  Further, we have completed a preliminary feasibility study and are currently in negotiations with the owner of the approximately 2,600 square foot corner parcel adjacent to our Cinemas 1,2,3 property on the corner of 60th Street and 3rd Avenue for the joint development of our properties.  A combination of the properties would produce approximately 121,000 square foot of FAR and approximately 140,000 square feet of gross buildable area.  No assurances can be given that we will be able to come to terms with the adjacent owner. In  April 2016, we obtained a non-binding commitment from a lender for a $20.0 million loan, the proceeds of which will be used to repay the existing mortgage on the property with the Bank of Santander ($15.0 million), to repay Reading for its $2.9 million loan to Sutton Hill Properties, LLC (the owner of the property), and for working capital purposes.  While no assurances can be given, this refinancing is anticipated to close in the third quarter of 2016.    This property’s cinema revenues continue to be in line with previous years.

As discussed in the Notes to the Consolidated Financial Statements above, on April 11, 2016, we purchased for $11.2 million a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.  We anticipate, when the move is complete and the excess space is leased, we will be able to reduce our headquarters occupancy cost by approximately $350,000 per annum.

Australia real estate activities

We received Planning Council approval from the city of Brisbane, Australia in June 2015 for the construction of an eight-screen cinema complex with 10,000 square feet of specialty retail to be located below the cinema and additional mezzanine level parking at our existing Newmarket (Brisbane, Australia) shopping center.  Construction is expected to commence in the third quarter of 2016, with a projected opening in the fourth quarter of 2017.   On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant, the Coles supermarket, in Newmarket.  This property is currently improved with an office building. We intend, over time, to integrate this property into our Newmarket development.  This will increase Newmarket’s footprint from approximately 204,000 to approximately 227,000  square feet.

On December 23, 2015, we acquired two adjoining ETCs in Townsville, Queensland, Australia for a total of $24.3 million (AU$33.6 million) comprising approximately 5.6 acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  Our 75%-owned multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center.  This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.  We will be operating these two properties as a single ETC. These sites have added an additional $1.4 million (AU$1.9 million) of revenue to our real estate segment for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $49.4 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $43.5 million (AU$58.5 million) is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sales price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.  The buyer has informed us that it is under contract to sell a portion of this property and a potential prepayment of approximately 90% of $18.6 million (AU$25 million) is possible in 2016.

New Zealand real estate activities

We received town planning approval in May 2015 from the Wellington City Council for a $12.1 million (NZ$17.0 million) supermarket development project at our Courtenay Central ETC (Wellington, New Zealand).  Currently, we continue to progress the addition of an approximately 36,000 square foot supermarket and approximately 4,000 square feet of general retail space.  The agreement to lease the supermarket has been signed, all parties have approved construction budgets for the supermarket, and we anticipate beginning construction in third quarter of this year and occupancy by the fourth quarter 2017.  We are currently upgrading our parking structure that is designed to have superior structural protection against earthquake damage. We believe this will give us a competitive advantage not only in terms of parking but also as an amenity to our shopping center and cinema. While some tenancies have been disrupted by the redevelopment work, these have been offset by the arrival of a new major tenant. Both the cinema and the real estate activity continue to operate in line with prior years.

In July 2016, the independent land use panel reviewing certain proposed land use changes impacting our 64 acre property in Manukau, New Zealand recommended to the Auckland City Council that our property be up zoned from its existing agricultural to light industrial uses.   6.4 acres of our Manukau property has already been zoned as a light industrial land.  The recommendation on the 64 acres of agricultural land is currently scheduled for action by the Auckland City Council on August 19, 2016.  Light industrial uses include certain manufacturing, production, logistic, transportation, warehouse and wholesale distribution activities and, on an ancillary basis, certain office, retail and educational uses.

Refer to our Form 10-K for the year ended December 31, 2015 for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2016 and June 30, 2015:

	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	% Change Fav/(Unfav)	June 30, 2016	June 30, 2015	% Change Fav/(Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$63,439	$68,957	(8)%	$124,754	$125,855	(1)%
Real estate	5,322	5,537	(4)%	10,572	10,940	(3)%
Inter-segment elimination	(1,843)	(1,691)	(9)%	(3,618)	(3,409)	(6)%
Total revenue	66,918	72,803	(8)%	131,708	133,386	(1)%
Operating expense
Cinema exhibition	(50,647)	(52,913)	4%	(100,380)	(99,772)	(1)%
Real estate	(2,192)	(2,295)	4%	(4,332)	(4,435)	2%
Inter-segment elimination	1,843	1,691	9%	3,618	3,409	6%
Total operating expense	(50,996)	(53,517)	5%	(101,094)	(100,798)	-%
Depreciation and amortization
Cinema exhibition	(2,905)	(2,637)	(10)%	(5,800)	(5,464)	(6)%
Real estate	(823)	(825)	-%	(1,641)	(1,670)	2%
Total depreciation and amortization	(3,728)	(3,462)	(8)%	(7,441)	(7,134)	(4)%
General and administrative expense
Cinema exhibition	(765)	(839)	9%	(1,764)	(1,713)	(3)%
Real estate	(306)	(199)	(54)%	(508)	(327)	(55)%
Total general and administrative expense	(1,071)	(1,038)	(3)%	(2,272)	(2,040)	(11)%
Segment operating income
Cinema exhibition	9,122	12,568	(27)%	16,810	18,906	(11)%
Real estate	2,001	2,218	(10)%	4,091	4,508	(9)%
Total segment operating income	$11,123	$14,786	(25)%	$20,901	$23,414	(11)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(100)	(64)	(56)%	(194)	(134)	(45)%
General and administrative expense	(4,935)	(4,236)	(17)%	(9,925)	(7,562)	(31)%
Interest expense, net	(1,762)	(1,601)	(10)%	(3,636)	(4,176)	13%
Equity earnings of unconsolidated joint ventures and entities	305	483	(37)%	608	720	(16)%
Gain on sale of assets	--	8,201	(100)%	393	11,023	(96)%
Other income (expense)	(46)	1	(> 100)%	(104)	(89)	(17)%
Income before income taxes	4,585	17,570	(74)%	8,043	23,196	(65)%
Income tax expense	(1,663)	(1,564)	(6)%	(2,894)	(4,088)	29%
Net income	2,922	16,006	(82)%	5,149	19,108	(73)%
Net (income) loss attributable to noncontrolling interests	48	(9)	(> 100)%	50	7	> 100%
Net income attributable to RDI common stockholders	$2,970	$15,997	(81)%	$5,199	$19,115	(73)%
Basic EPS	$0.13	$0.69	(81)%	$0.22	$0.82	(73)%

Consolidated Results and Non-Segment Results

Quarter Results:

Revenue for the quarter ended June 30, 2016 decreased by 8%, or $5.9 million, to $66.9 million and net income attributable to RDI common stockholders decreased by 81%, or $13.0  million, to $3.0 million.  EPS for the quarter ended June 30, 2016 decreased by $0.56 to $0.13 from the prior-year three-month period. In the quarter ended June 30, 2015, EPS benefited by $0.35 from the one-time gain on sale of investment property. The 2016 U.S. and Australian box office and concession revenues have been weaker than 2015 primarily as a reflection of market performance in 2016, which was compounded by the weakening of the Australian dollar against the

U.S. dollar. Our New Zealand operations have benefited from the strong performance of our new LynnMall cinema which opened in November 2015, reduced only by the weakening of the average exchange rate.

General and administrative expense (non-segment)

General and administrative expense for the three-month period ended June 30, 2016 compared to the same period of the prior year increased by 17%, or $699,000. Significant elements of this increase were higher legal expenses of $220,000, expenses paid in connection with the 2015 year-end audit of $271,000 and public relations and other consulting expenses of $112,000.  We do not expect the additional expenses incurred in connection with the 2015 year-end audit to recur. For more information about the legal expense, please refer to Item 1- Legal Proceedings in Part II of this document.

Interest expense, net

Interest expense for the three months ended June 30, 2016 decreased by 8%, or $147,000, to $1.8 million, and interest income for the same period decreased by $308,000.  The decrease in interest expense is a result of the reduction in average interest rates from 4.02% during the three-months ended June 30, 2015 to 3.64% during the three-months ended June 30, 2016, or a 9% rate reduction.  This was partially offset by the net increase in loan balance of $8.4 million from March 31, 2016 mainly relating to the acquisition of the new corporate headquarters in Los Angeles.  The higher interest income in 2015 was due to significant cash balance of $69.6 million as of June 30, 2015, which has been subsequently used to finance capital expenditures.

Gain on sale of assets

Net gain on sale of assets for the three-month period ended June 30, 2015 amounting to $8.2 million pertained to the sale of Moonee Ponds in Australia and the first of the two sale agreements for our Taupo Property in New Zealand.  There was no similar transaction in the three-month period ended June 30, 2016.

Six-Month Results:

Revenue for the six-month period decreased by 1%, or $1.7 million, to $131.7 million and net income attributable to RDI common stockholders decreased by 73%, or $13.9 million, to $5.2 million.  EPS for the six months ended June 30, 2016 decreased by $0.60 to $0.22 from the prior-year six-month period, mainly attributable to the one-time gain on sale of investment properties benefitting EPS by $0.47 in 2015 and weaker average foreign exchange rates for our Australian and New Zealand operations in 2016 compared to 2015.

General and administrative expense (non-segment)

General and administrative expense for the six months ended June 30, 2016 compared the same period a year ago increased by 31%, or $ 2.4 million.  This increase was related to higher legal expenses of $733,000, additional expenses incurred in connection with the 2015 year-end audit of $771,000, expenses incurred in connection with the status of certain executives of $400,000, public relations and other consulting fees of $284,000.  We do not expect that the additional expenses incurred in connection with the year-end audit and the expenses connected with the change in status of certain executives to recur. For more information about the legal expense, please refer to Item 1- Legal Proceedings in Part II of this document.

Interest expense, net

Interest expense for the six months ended June 30, 2016 decreased by 21%, or $1.0 million, to $3.7 million, and interest income for the same period decreased by $466,000.  The significant decrease in interest expense is a result of the following two factors: (i) average interest rates reduced from 4.05% during the six-month period ended June 30, 2015 to 3.60% during the six-month period ended June 30, 2016, or an 11% rate reduction, and (ii) average loan balance reduced by $23.3 million, from an average loan balance of $157.5 million during the six-month period ended June 30, 2015 to $134.3 million during the same period in 2016.  The net decrease in average loan balance mainly relates to the $32.0 million reduction in our loan facilities in Australia and New Zealand, offset by the net additional borrowings in the U.S. of almost $8.7 million, which was used to fund the acquisition of the new corporate headquarters in Los Angeles.  The higher interest income in 2015 was due to significant cash balance of almost $69.6 million as of June 30, 2015, which has been subsequently used to finance capital expenditures.

Gain on sale of assets

Net gain on sale of assets for the six-month period decreased by $10.6 million, primarily due to the following sale transactions resulting to gains realized in 2015: (i) the sale of our Doheny Condo in Los Angeles resulting in a $2.8 million gain during Q1 2015,  (ii) the closing of the sale of Moonee Ponds in Australia for a gain of $8.0 million (AU$10.3 million) during Q2 2015 and (iii) the gain on the first of the two sale agreements for our Taupo Property in New Zealand in the amount of $246,000 (NZ$353,000) during Q2

2015, compared to the gain from the final closing of the second sale agreement of the Taupo property in New Zealand in the amount of $393,000 (NZ$585,000) realized in Q1 2016.

Income tax expense

Income taxes decreased by 29%, or $1.2 million compared to the prior-year six-month period, mainly due to the reduction in taxable income.

Business Segment Results

At June 30, 2016, we owned and operated 53 cinemas with 432 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated four ETCs located in Belmont (a suburb of Perth),  Auburn (a suburb of Sydney)  and Townsville in Australia and Wellington in New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (plus our fourth live theatre that was closed at the end of 2015 as part of the Union Square property redevelopment), (iii) owned a 75% managing member interest in a limited liability company which in turn owns the fee interests underlying one of our Manhattan cinemas, (iv) held for development an additional four parcels aggregating approximately 75 acres located principally in urbanized areas of Australia and New Zealand (calculated net of our Burwood Property), and (v) owned 50% managing member interest in a limited liability company which in turn owns a 202-acre property that is zoned for the development of approximately 150 acres for single-family residential use (550 homes) and approximately 50 acres for high density mixed use in the U.S.  In addition, we continue to hold various properties that had been previously used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand dollar both weakened against US Dollar by 4% and 6%, respectively, comparing the average exchange rate movements during the second quarter of 2016 to those during the same period of 2015.  Comparing the first half of 2016 to the same period of 2015, the Australian and New Zealand dollar both weakened against the U.S. dollars by 6% and 9%, respectively.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following tables detail our cinema exhibition segment operating results for the quarter and six months ended June 30, 2016 and 2015, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav / (Unfav)
(Dollars in thousands)		June 30, 2016	% of Revenue	June 30, 2015	% of Revenue	June 30, 2016	% of Revenue	June 30, 2015	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$20,983	33%	$22,462	33%	$42,779	34%	$42,234	34%	(7)%	1%
	Concessions revenue	10,163	16%	10,401	15%	20,295	16%	18,700	15%	(2)%	9%
	Advertising and other revenue	1,871	3%	1,958	3%	4,001	3%	3,723	3%	(4)%	7%
		$33,017	52%	$34,821	50%	$67,075	54%	$64,657	51%	(5)%	4%
Australia	Admissions revenue	$14,445	23%	$17,391	25%	$27,743	22%	$31,490	25%	(17)%	(12)%
	Concessions revenue	6,492	10%	7,814	11%	12,658	10%	13,945	11%	(17)%	(9)%
	Advertising and other revenue	1,477	2%	1,758	3%	3,017	2%	3,217	3%	(16)%	(6)%
		$22,414	35%	$26,963	39%	$43,418	35%	$48,652	39%	(17)%	(11)%
New Zealand	Admissions revenue	$5,455	9%	$4,869	7%	$9,684	8%	$8,503	7%	12%	14%
	Concessions revenue	2,165	3%	1,981	3%	3,859	3%	3,466	3%	9%	11%
	Advertising and other revenue	388	1%	322	0%	718	1%	578	0%	20%	24%
		$8,008	13%	$7,172	10%	$14,261	11%	$12,547	10%	12%	14%

Total revenue		$63,439	100%	$68,956	100%	$124,754	100%	$125,856	100%	(8)%	(1)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(11,152)	-18%	$(12,516)	-18%	$(22,868)	-18%	$(22,541)	-18%	11%	(1)%
	Concession cost	(1,795)	-3%	(1,631)	-2%	(3,515)	-3%	(3,077)	-2%	(10)%	(14)%
	Occupancy expense	(6,526)	-10%	(6,803)	-10%	(13,021)	-10%	(13,425)	-11%	4%	3%
	Other operating expense	(9,092)	-14%	(8,474)	-12%	(18,481)	-15%	(16,979)	-13%	(7)%	(9)%
		$(28,565)	-45%	$(29,424)	-43%	$(57,885)	-46%	$(56,022)	-45%	3%	(3)%
Australia	Film rent and advertising cost	$(6,850)	-11%	$(8,261)	-12%	$(13,027)	-10%	$(14,647)	-12%	17%	11%
	Concession cost	(1,343)	-2%	(1,500)	-2%	(2,588)	-2%	(2,758)	-2%	10%	6%
	Occupancy expense	(3,465)	-5%	(3,886)	-6%	(6,841)	-5%	(7,608)	-6%	11%	10%

	Other operating expense	(4,644)	-7%	(4,713)	-7%	(9,462)	-8%	(9,359)	-7%	1%	(1)%
		$(16,302)	-26%	$(18,360)	-27%	$(31,918)	-26%	$(34,372)	-27%	11%	7%
New Zealand	Film rent and advertising cost	$(2,584)	-4%	$(2,326)	-3%	$(4,417)	-4%	$(3,935)	-3%	(11)%	(12)%
	Concession cost	(515)	-1%	(445)	-1%	(926)	-1%	(798)	-1%	(16)%	(16)%
	Occupancy expense	(1,194)	-2%	(1,043)	-2%	(2,323)	-2%	(2,117)	-2%	(14)%	(10)%
	Other operating expense	(1,486)	-2%	(1,315)	-2%	(2,911)	-2%	(2,528)	-2%	(13)%	(15)%
		$(5,779)	-9%	$(5,129)	-7%	$(10,577)	-8%	$(9,378)	-7%	(13)%	(13)%

Total operating expense		$(50,646)	-80%	$(52,913)	-77%	$(100,380)	-80%	$(99,772)	-79%	4%	(1)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,456)	-2%	$(1,219)	-2%	$(2,926)	-2%	$(2,500)	-2%	(19)%	(17)%
	General and administrative expense	(527)	-1%	(663)	-1%	(1,241)	-1%	(1,341)	-1%	21%	7%
		$(1,983)	-3%	$(1,882)	-3%	$(4,167)	-3%	$(3,841)	-3%	(5)%	(8)%
Australia	Depreciation and amortization	$(1,041)	-2%	$(1,087)	-2%	$(2,061)	-2%	$(2,289)	-2%	4%	10%
	General and administrative expense	(227)	0%	(172)	0%	(532)	0%	(355)	0%	(32)%	(50)%
		$(1,268)	-2%	$(1,259)	-2%	$(2,593)	-2%	$(2,644)	-2%	(1)%	2%
New Zealand	Depreciation and amortization	$(409)	-1%	$(330)	0%	$(813)	-1%	$(676)	-1%	(24)%	(20)%
	General and administrative expense	(11)	0%	(4)	0%	9	0%	(17)	0%	(> 100)%	> 100%
		$(420)	-1%	$(334)	0%	$(804)	-1%	$(693)	-1%	(26)%	(16)%

Total depreciation, amortization, general and administrative expense		$(3,671)	-6%	$(3,475)	-5%	$(7,564)	-6%	$(7,178)	-6%	(6)%	(5)%
OPERATING INCOME - CINEMA
United States		$2,469	4%	$3,515	5%	$5,023	4%	$4,794	4%	(30)%	5%
Australia		4,844	8%	7,344	11%	8,907	7%	11,636	9%	(34)%	(23)%
New Zealand		1,809	3%	1,709	2%	2,880	2%	2,476	2%	6%	16%
Total Cinema operating income		$9,122	14%	$12,568	18%	$16,810	13%	$18,906	15%	(27)%	(11)%

Quarter Results:

Segment operating income

Cinema segment operating income decreased by 27%, or $3.4 million, to $9.1 million for the three-month period ended June 30, 2016 compared to June 30, 2015, primarily driven by lower admissions and concessions revenue due to weaker film slate from the industry’s major studios,  as well as weaker foreign exchange average rates for Australian and New Zealand operations. Refer below for further detailed explanation.

Revenue

Cinema revenue decreased by 8%, or $5.5 million, to $63.4 million for the three-month period ended June 30, 2016 compared to June 30, 2015, primarily attributable to lower attendance in the United States and Australia due to weaker film slate from the industry’s major studios,  compounded by the unfavorable impact from the foreign exchange average rate movements. Comparing the three months period of the current year and prior year, Australian dollars and New Zealand dollars weakened against U.S. dollars by 4% and 6% (on average rates), respectively.

Reflective of the industry’s box office decline due to weaker film slate from the major studios, the three-month revenue in the United States decreased by 5%, or $1.8 million, primarily driven by lower attendance resulting in reduced admissions and concessions revenue. The US cinema revenues were also impacted by the closure of the Gaslamp cinema in San Diego. Similarly,  Australia’s cinema revenue decreased by 17%, or $4.5 million, primarily due to a weaker film slate from the major studios compared to the record setting box office of 2015 and the unfavorable impact from foreign exchange average rate movements. When expressed in local currency, Australian cinema revenues decreased by 14%, or AU$4.7  million.  In New Zealand, cinema revenue increased by 12%, or $836,000, mainly due to higher admission revenue and higher concession revenue as result of higher attendance and the opening of our LynnMall cinema in November 2015, partially offset by unfavorable impact from foreign exchange average rate movements.  When expressed in local currency, New Zealand cinema operations increased by 19%, or NZ$1.9 million.  The New Zealand exhibition market benefited from the most successful local film release of all time, “Hunt for the Wilderpeople”.

Operating expense

Operating expense for the three-month ended June 30, 2016 decreased by 4%,  or $2.3 million, mainly attributable to lower film rent and advertising costs and the favorable impact from foreign exchange average movements, partially offset by the opening of the new LynnMall cinema in New Zealand.

Operating expense as a percentage of gross revenue increased by 3% to 80%, mainly attributable to the percentage of fixed costs compared to the change in our revenue streams.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the three-month ended June 30, 2016 increased by 6%, or $196,000, primarily driven by an increase in depreciation resulting from improvements in our Carmel Mountain cinema and our new LynnMall cinema.

Six Months Results:

Segment operating income

Cinema segment operating income decreased by 11%, or $2.1 million, to $16.8 million for the six months ended June 30, 2016 compared to June 30, 2015, primarily driven by lower admissions revenue, as well as weaker foreign exchange average rates for Australian and New Zealand operations. Q1 2016 was a record first quarter for the Company.  Q2 2015 was the highest quarterly result in the Company’s history.  While Q2 2016 did not reach the level achieved in 2015, it is worth noting that our results were comparable with industry performance.  Refer below for further detailed explanation.

Revenue

Cinema revenue decreased by 1%, or $1.1 million, to $124.8 million for the six months ended June 30, 2016 compared to June 30, 2015, primarily attributable to lower admissions revenue for Australia,  compounded by the unfavorable impact from the foreign exchange average rate movements for our Australian and New Zealand operations. Comparing the six months period of the current year and prior year, Australia dollars and New Zealand dollars weakened against U.S. dollars by 6% and 9% (on average rates), respectively.

The six-month revenue for the period ended June 30, 2016 in the United States slightly increased by 4%, or $2.4 million, to $67.1 million driven by a higher average admission price and increased admissions and concessions revenue during Q1 2016. Australia cinema revenue decreased by 11%, or $5.2 million,  to $43.4 million primarily due to a weaker film slate from the major studios compared to the record setting box office of 2015 and the unfavorable impact from foreign exchange average rate movements. When expressed in local currency, Australian cinema revenues decreased by 5%, or AU$2.9  million.  In New Zealand, cinema revenue increased by 14%, or $1.7 million,  to $14.3 million mainly due to higher admission and concession revenues as result of higher attendance and the opening of our LynnMall cinema in November 2015, partially offset by unfavorable impact from foreign exchange average rate movements.  When expressed in local currency, New Zealand cinema operations increased by 25%, or NZ$4.2 million.  The New Zealand exhibition market benefited from the most successful local film release of all time, “Hunt for the Wilderpeople”.

Operating expense

Operating expense for the six-month period ended June 30, 2016 remained stable at around $100.0 million despite increases in the functional currency costs and the opening of the new LynnMall cinema in New Zealand due to offsetting favorable impact from foreign exchange average movements.

Operating expense as a percentage of gross revenue increased slightly by 1% to 80%, mainly attributable to the percentage of fixed costs compared to the change in our revenue streams.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the six-month period increased by 5%, or $386,000, to $7.6 million primarily driven by an increase in depreciation resulting from improvements in our Angelika Carmel Mountain cinema and our new LynnMall cinema.

Real Estate

The following tables detail our real estate segment operating results for the quarter and six months ended June 30, 2016 and 2015, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav / (Unfav)
(Dollars in thousands)		June 30, 2016	% of Revenue	June 30, 2015	% of Revenue	June 30, 2016	% of Revenue	June 30, 2015	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theater rental and ancillary income	$729	14%	$1,019	18%	$1,496	14%	$1,705	16%	(28)%	(12)%
	Property rental income	103	2%	437	8%	196	2%	889	8%	(76)%	(78)%
		832	16%	1,456	26%	1,692	16%	2,594	24%	(43)%	(35)%
Australia	Property rental income	3,322	62%	2,821	51%	6,632	63%	5,732	52%	18%	16%
New Zealand	Property rental income	1,168	22%	1,260	23%	2,249	21%	2,614	24%	(7)%	(14)%

Total revenue		$5,322	100%	$5,537	100%	$10,573	100%	$10,940	100%	(4)%	(3)%
OPERATING EXPENSE
United States	Live theater cost	$(546)	-10%	$(501)	-9%	$(1,093)	-10%	$(902)	-8%	(9)%	(21)%
	Property cost	38	1%	(72)	-1%	(45)	0%	(90)	-1%	> 100%	50%
	Occupancy expense	(115)	-2%	(254)	-5%	(219)	-2%	(493)	-5%	55%	56%
		(623)	-12%	(827)	-15%	(1,357)	-13%	(1,485)	-14%	25%	9%
Australia	Property cost	(576)	-11%	(457)	-8%	(1,058)	-10%	(889)	-8%	(26)%	(19)%
	Occupancy expense	(577)	-11%	(444)	-8%	(1,088)	-10%	(934)	-9%	(30)%	(16)%
		(1,153)	-22%	(901)	-16%	(2,146)	-20%	(1,823)	-17%	(28)%	(18)%
New Zealand	Property cost	(271)	-5%	(400)	-7%	(511)	-5%	(783)	-7%	32%	35%
	Occupancy expense	(144)	-3%	(167)	-3%	(317)	-3%	(344)	-3%	14%	8%
		(415)	-8%	(567)	-10%	(828)	-8%	(1,127)	-10%	27%	27%

Total operating expense		$(2,191)	-41%	$(2,295)	-41%	$(4,331)	-41%	$(4,435)	-41%	5%	2%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(75)	-1%	$(80)	-1%	$(160)	-2%	$(161)	-1%	6%	1%
	General and administrative expense	(26)	0%	11	0%	4	0%	60	1%	(> 100)%	(93)%
		(101)	-2%	(69)	-1%	(156)	-1%	(101)	-1%	(46)%	(54)%
Australia	Depreciation and amortization	$(513)	-10%	$(502)	-9%	$(1,017)	-10%	$(1,011)	-9%	(2)%	(1)%
	General and administrative expense	(271)	-5%	(191)	-3%	(495)	-5%	(356)	-3%	(42)%	(39)%
		(784)	-15%	(693)	-13%	(1,512)	-14%	(1,367)	-12%	(13)%	(11)%
New Zealand	Depreciation and amortization	(235)	-4%	(243)	-4%	(464)	-4%	(498)	-5%	3%	7%
	General and administrative expense	(9)	0%	(19)	0%	(18)	0%	(31)	0%	53%	42%
		(244)	-5%	(262)	-5%	(482)	-5%	(529)	-5%	7%	9%
Total depreciation, amortization, general and administrative expense		$(1,129)	-21%	$(1,024)	-18%	$(2,150)	-20%	$(1,997)	-18%	(10)%	(8)%
OPERATING INCOME - REAL ESTATE
United States		$108	2%	$560	10%	$179	2%	$1,008	9%	(81)%	(82)%
Australia		1,385	26%	1,227	22%	2,974	28%	2,542	23%	13%	17%
New Zealand		509	10%	431	8%	939	9%	958	9%	18%	(2)%
Total real estate operating income		$2,002	38%	$2,218	40%	$4,092	39%	$4,508	41%	(10)%	(9)%

Quarter Results:

Segment operating income

Real estate segment operating income decreased by 10%, or $216,000, to $2.0 million for the three-month period ended June 30, 2016 compared to June 30, 2015, primarily attributable to the closure of the Union Square property for redevelopment.  Refer below for further explanation.

Revenue

Real estate revenue for the three-month period ended June 30, 2016 decreased by 4%, or $215,000, mainly driven by lower property rental income from the U.S. and New Zealand due to the temporary closure of the Union Square New York property currently being re-developed and the sale of the Taupo property in New Zealand, in addition to the unfavorable foreign exchange rate movements for New Zealand operations.  In Australia, property rental income increased by 18%, or $501,000, due to the purchase of Cannon Park in December 2015, offset by unfavorable foreign exchange movements, that impacted both Australia and New Zealand.

Operating expense

Operating expense for the three-month period ended June 30, 2016 decreased by 5%, or $104,000, as a result of the temporary closure of our Union Square property in New York and the sale of our Taupo property in New Zealand, offset by the purchase of Cannon Park in Australia.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the three-month period ended June 30, 2016 increased by 10%, or $105,000, primarily driven by increased salary costs due to staff expansion as we continue to develop our Real Estate capacity, as well as increased depreciation expense due to recent acquisitions and property enhancements.

Six Months Results:

Segment operating income

Real estate segment operating income decreased by 9%, or $416,000, to $4.1 million for the six months ended June 30, 2016 compared to June 30, 2015, primarily attributable to the closure of the Union Square property for redevelopment and higher depreciation, amortization, general and administrative expense.  Refer below for further explanation.

Revenue

Real estate revenue for the six-month period ended June 30, 2016 decreased by 3%, or  $367,000, mainly driven by lower property rental income from U.S. and New Zealand due to the temporary closure of our Union Square New York property currently being re-developed and the sale of Taupo property in New Zealand, in addition to the unfavorable foreign exchange rate movements for New Zealand operations.  In Australia, property rental income increased by 16%, or $900,000, because of the purchase of Cannon Park in December 2015, offset by unfavorable foreign exchange movements, that impacted both Australia and New Zealand.

Operating expense

Operating expense for the six-month period ended June 30, 2016 decreased by 2%, or $104,000, as a result of the temporary closure of Union Square property in New York and sale of Taupo property in New Zealand, offset by the purchase of Cannon Park in Australia.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the six-month period ended June 30, 2016 increased by 8%, or $153,000, primarily driven by increased salary costs due to new hires, as well as increased depreciation expense due to recent acquisitions and property enhancements.

BUSINESS PLAN, LIQUIDITY AND CAPITAL RESOURCES

Business plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  In addition, we are refurbishing our cinema properties where feasible, and adding (1) premium projection and sound presentation, (2) recliner seating when appropriate, and (3)  enhanced food and beverage options when possible.

Our real estate business plan is to re-develop our existing property assets, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, to dispose of such assets.

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

The change in cash and cash equivalents is as follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	% Change
Net cash provided by operating activities	$8,468	$17,253	(51)%
Net cash (used in)/provided by investing activities	(23,306)	14,660	(259)%
Net cash provided by/(used in) financing activities	4,251	(9,272)	146%
Effect of exchange rate changes on cash and cash equivalents	509	(3,292)	115%
Net (decrease)/increase in cash and cash equivalents	$(10,078)	$19,349	(152)%

Operating activities

Cash provided by operating activities during the current six-month period decreased by $8.8 million, to $8.5 million, primarily driven by a decrease of $2.8 million in changes in operating assets and liabilities and by a $6.0 million decrease in operational cash flows.

Investing activities

Cash provided by investing activities during the current six-month period decreased by $38.0 million, to net cash used of $23.3 million, primarily due to one-off cash inflows in 2015 from the sale of investment properties of $21.1 million and the increase of $16 million in purchases and capital expenditures as part of our real estate development program.

Financing Activities

The $4.3 million net cash provided by financing activities during the current six-month period was primarily related to $8.2 million proceeds from borrowings, offset by $3.9 million in loan repayments.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At June 30, 2016, our consolidated cash and cash equivalents totaled $9.6 million.  Of this amount, $2.8 million and $1.8 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows.  The Company had $55.5 million unused capacity of available corporate credit facilities at June 30, 2016.  In addition, we have $10.4 million (NZ$15.0 million) unused capacity as construction funding for New Zealand.

We expect to refinance the $15.0 million Cinema 1,2,3 Term Loan (USA) prior to the maturity date of October 1, 2016.    In addition, we are in the process of obtaining (i) a mortgage on the new corporate headquarters in Los Angeles that we purchased in April 2016, and (ii) a construction financing on our Union Square property re-development project in New York.  We expect these financings to be completed during the third quarter of 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of June 30, 2016:

(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Debt(1)	$15,000	$12,750	$17,112	$64,834	$--	$--	$109,696
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Tax settlement liability	2,500	--	--	--	--	--	2,500
Pension liability	1,881	684	684	684	684	3,248	7,865
Village East purchase option(3)	--	--	--	--	5,900	--	5,900
Lease obligations	15,753	31,514	27,563	24,920	18,210	141,048	259,008
Estimated interest on debt (2)	2,386	4,369	3,689	2,792	1,269	8,251	22,756
Total	$37,520	$49,317	$49,048	$93,230	$26,063	$180,460	$435,638

 (1) Information is presented exclusive of deferred financing costs.

(2) Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3) Represents the lease liability of the option associated with the ground purchase of the Village East cinema.

Refer to Note 13 – Commitments and Contingencies and Note 18 – Subsequent Events for additional information.

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

o	the cost and impact of improvements to our cinemas, such as improve seating, enhanced food and beverage offerings and other improvements;
o	disruptions from theater improvements; and
o	the extent to and the efficiency with which we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	the ability to obtain all permits to construct improvements;
o	the ability to finance improvements;
o	the disruptions from construction;
o	the possibility of construction delays, work stoppage and material shortgage;
o	competition for development sites and tenants;
o	environmental remediation issues;

o	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.
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

At June 30, 2016, approximately 45% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $4.6 million in cash and cash equivalents.  At December 31, 2015, approximately 46% and 19% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $10.4 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $4.3 million for the six months ended June 30, 2016.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 78% and 59% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $13.3 million and $4.1 million, respectively, and the change in our quarterly net income would be $579,000 and $178,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2016 and December 31, 2015,  the balance of cumulative foreign currency translation adjustments was approximately $18.9 million gain and $14.6 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $178,000 increase or decrease in our quarterly interest expense.

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

In 2015, we noted a material weakness regarding certain controls related to income tax accounting.  We are working assiduously to remediate these controls and anticipate that these controls will be updated and fully implemented during the calendar year 2016.  To this end, we have hired a senior tax professional with a background in international tax accounting.  We have also retained a Big 4 accounting firm to review our tax accounting on a quarterly and annual basis.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings as previously disclosed in our annual report on Form 10-K filed on April 29, 2016 with the SEC for the fiscal year ended December 31, 2015, except as disclosed below:

•	Updates to The STOMP Arbitration

In April 2016, we have received a Final Award in our arbitration with The STOMP Company Limited Partnership, the producer of the show STOMP, currently playing at our Orpheum Theater in New York City for over 20 years.   The Final Award awards us $2.3 million in attorney’s fees and costs.  The parties are currently negotiating terms for the payment of the Final Award, on a basis that is intended to allow recovery by the Company of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater.    We have filed a confirmation of the arbitral award in New York Supreme Court and will pursue collection if parties are unable to reach an agreement.

•	Updates to the Derivative Litigation

On July 13, 2016, the stockholder plaintiffs in the consolidated derivative cases  other than James J. Cotter, Jr. (the “Plaintiff Stockholders) announced the settlement of   all of their alleged claims in their previously filed derivative lawsuit in the District Court of the State of Nevada for Clark County.  Appropriate papers have now been filed by the parties to effectuate the settlement. However, the settlement of a derivative suit requires Court approval under Nevada Law.   The Settlement Hearing will be held before The Honorable Elizabeth Gonzalez on October 6, 2016 at 8:30 a.m., in the Regional Justice Center, 200 Lewis Avenue, Las Vegas, NV 89155.  The settlement agreement negotiated by the parties (the “Settlement Agreement”) provides, among other things, for mutual releases and that the parties will be responsible for their own attorney’s fees and costs.  A copy of the Settlement Agreement has been posted on our website at www.ReadingRDI.com. In the joint press release issued by the Company and the Plaintiff Stockholders, representatives of the Plaintiff Stockholders stated as follows:  "We are pleased with the conclusions reached by our investigations as Plaintiff Stockholders and now firmly believe that the Reading Board of Directors has and will continue to protect stockholder interests and will continue to work to maximize shareholder value over the long term.  We appreciate the Company's willingness to engage in open dialogue and are excited about the Company's prospects. Our questions about the termination of James Cotter, Jr., and various transactions between Reading and members of the Cotter family-or entities they control-have been definitively addressed and put to rest. We are impressed by measures the Reading Board has made over the past year to further strengthen corporate governance.  We fully support the Reading Board and management team and their strategy to create stockholder value.”

Subsequently, on August 3, 2016 James J. Cotter Jr., filed a motion with the Court seeking permission to file a “Second Amended Verified Complaint” (the “SAP”).    Court approval is required for any such amendment.   The Company and each of the Defendant Directors intend to oppose Mr. Cotter, Jr’s motion to amend.

The SAP adds as defendants Directors Judy Codding and Michael Wrotniak   It adds additional purported claims including purported claims relating to the selection of Ellen Cotter to serve as our Company’s President and Chief Executive Officer, the retention of Margaret Cotter to serve as our Executive Vice President responsible for our live theater operations, the ability of Ellen Cotter and Margaret Cotter to vote 100,000 share of our Class B stock, issued upon the exercise of certain stock options held of record by the Estate of James J. Cotter, Sr.,  and the management and development of our New York properties and the handling by our Board of Directors of an indication of interest received at the end of May relating to the purchase of all of the stock of our Company,

Our press release dated July 18, 2016 described this indication of interest and the Board’s determinations with respect thereto as follows:

“Reading International, Inc. (NASDAQ: RDI) (“Reading” or the “Company”) confirmed today that in June 2016, it rejected an unsolicited, non-binding indication of interest from a third party to acquire all of Reading’s outstanding stock at $17 per share. The non-binding indication of interest, and its rejection, were disclosed last week by Board member James J. Cotter, Jr., in a public filing he made in the derivative litigation in the District Court for Clark County, Nevada.

To clarify the record, our Board of Directors, after receiving input from management and its outside advisors, carefully evaluated the indication of interest. Following this review, the Board of Directors determined that our stockholders would be better served by pursuing our independent, stand-alone strategic business plan and communicated this to the third party. Reading’s Board strongly believed that the proposed transaction was not in the best interest of our Company or our stockholders.

The statements made by Mr. Cotter, Jr. in his litigation filing were not authorized by the Company, do not constitute Company communications, and the Company takes no responsibility for their accuracy. Typically, it is not our practice to disclose unsolicited expressions of interest and Reading undertakes no obligation to further update this disclosure.”

For further details on our legal proceedings, please refer to Item 3, Legal Proceedings, contained in such Annual Report on Form 10-K.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our annual report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 15 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for details.

Item 6 – Exhibits

10.1	Indemnification Agreement, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:August 8, 2016

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:August 8, 2016

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer