Form 10-Q
period 2016-09-30
READING INTERNATIONAL INC
filed 2016-11-08
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 8, 2016, there were 21,654,302 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1  – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2016	2015(1)
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,980	$19,702
Receivables	8,183	10,036
Inventory	1,163	1,122
Investment in marketable securities	55	51
Restricted cash	1,043	160
Prepaid and other current assets	6,224	5,429
Land held for sale – current	--	421
Total current assets	26,648	36,921
Operating property, net	227,919	210,298
Land held for sale – non-current	39,951	37,966
Investment and development property, net	37,490	23,002
Investment in unconsolidated joint ventures and entities	5,504	5,370
Investment in Reading International Trust I	838	838
Goodwill	20,434	19,715
Intangible assets, net	10,187	9,889
Deferred tax asset, net	28,726	25,649
Other assets	3,759	3,615
Total assets	$401,456	$373,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$21,312	$23,638
Film rent payable	6,342	9,291
Debt – current, net	8,338	14,887
Taxes payable – current	7,546	5,275
Deferred current revenue	11,938	14,591
Other current liabilities	8,078	7,640
Total current liabilities	63,554	75,322
Debt – long-term, net	106,776	87,101
Subordinated debt, net	27,286	27,125
Noncurrent tax liabilities	16,873	16,457
Other liabilities	30,756	30,062
Total liabilities	245,245	236,067
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,831,113 issued and 21,654,302 outstanding at September 30, 2016 and December 31, 2015	229	229
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2016 and December 31, 2015	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2016 and December 31, 2015	--	--
Additional paid-in capital	144,263	143,815
Accumulated deficit	(425)	(9,478)
Treasury shares	(13,524)	(13,524)
Accumulated other comprehensive income	21,220	11,806
Total Reading International, Inc. stockholders’ equity	151,780	132,865
Noncontrolling interests	4,431	4,331
Total stockholders’ equity	156,211	137,196
Total liabilities and stockholders’ equity	$401,456	$373,263

See accompanying Notes to Unaudited Consolidated Financial Statements.

(1)Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 1 –  The Company and Basis of Presentation – Reclassifications)

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Operating revenue
Cinema	$67,825	$54,368	$192,579	$180,223
Real estate	3,490	3,420	10,443	10,951
Total operating revenue	71,315	57,788	203,022	191,174
Operating expense
Cinema	(52,103)	(44,463)	(148,864)	(140,825)
Real estate	(2,296)	(2,570)	(6,628)	(7,004)
Depreciation and amortization	(4,131)	(3,501)	(11,766)	(10,769)
General and administrative	(6,175)	(4,134)	(18,372)	(13,736)
Total operating expense	(64,705)	(54,668)	(185,630)	(172,334)
Operating income	6,610	3,120	17,392	18,840
Interest income	18	485	74	1,007
Interest expense	(1,571)	(2,379)	(5,264)	(7,077)
Net gain on sale of assets	--	--	393	11,023
Other expense	(12)	(577)	(115)	(667)
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	5,045	649	12,480	23,126
Equity earnings of unconsolidated joint ventures and entities	200	195	808	915
Income before income taxes	5,245	844	13,288	24,041
Income tax expense	(1,328)	(517)	(4,222)	(4,605)
Net income	$3,917	$327	$9,066	$19,436
Net (income) loss attributable to noncontrolling interests	(62)	54	(12)	60
Net income attributable to Reading International, Inc. common stockholders	$3,855	$381	$9,054	$19,496
Basic earnings per share attributable to Reading International, Inc. stockholders	$0.17	$0.02	$0.39	$0.84
Diluted earnings per share attributable to Reading International, Inc. stockholders	$0.16	$0.02	$0.38	$0.83
Weighted average number of shares outstanding – basic	23,334,892	23,287,449	23,334,892	23,283,405
Weighted average number of shares outstanding – diluted	23,532,796	23,482,262	23,532,796	23,478,218

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Net income	$3,917	$327	$9,066	$19,436
Foreign currency translation gain (loss)	5,042	(13,741)	9,310	(27,769)
Unrealized gain (loss) on available for sale investments	2	(4)	2	(3)
Amortization of actuarial loss	52	51	116	155
Comprehensive income (loss)	9,013	(13,367)	18,494	(8,181)
Net (income) loss attributable to noncontrolling interests	(62)	54	(12)	60
Comprehensive income attributable to noncontrolling interests	(8)	(37)	(14)	(59)
Comprehensive income (loss) attributable to Reading International, Inc.	$8,943	$(13,350)	$18,468	$(8,180)

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from Operating Activities
Net income	$9,066	$19,436
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures and entities	(808)	(915)
Distributions of earnings from unconsolidated joint ventures and entities	779	901
Gain on sale of property	(393)	(11,023)
Change in net deferred tax assets	(3,782)	1,405
Depreciation and amortization	11,766	10,769
Amortization of actuarial loss	116	155
Amortization of beneficial leases	898	344
Amortization of deferred financing costs	653	706
Amortization of straight-line rent	(258)	(370)
Stock based compensation expense	449	222
Net change in:
Receivables	2,092	2,492
Prepaid and other assets	(738)	(85)
Accounts payable and accrued expenses	(2,783)	2,905
Film rent payable	(3,089)	(3,608)
Taxes payable	2,142	(314)
Deferred revenue and other liabilities	(1,594)	(1,653)
Net cash provided by operating activities	14,516	21,367
Cash flows from Investing Activities
Purchases of and additions to property and equipment	(35,682)	(14,411)
Change in restricted cash	(848)	1,256
Distributions of investment in unconsolidated joint ventures and entities	190	--
Proceeds from sale of property	831	21,889
Net cash (used in)/provided by investing activities	(35,509)	8,734
Cash flows from Financing Activities
Repayment of long-term borrowings	(40,802)	(7,347)
Proceeds from borrowings	52,396	--
Capitalized borrowing costs	(785)	(191)
Repurchase of Class A Nonvoting Common Stock	--	(3,109)
Proceeds from the exercise of stock options	--	183
Noncontrolling interest contributions	268	17
Noncontrolling interest distributions	(194)	(139)
Net cash provided by/(used in) financing activities	10,883	(10,586)
Effect of exchange rate changes on cash and cash equivalents	388	(7,682)
Net (decrease)/increase in cash and cash equivalents	(9,722)	11,833
Cash and cash equivalents at the beginning of the period	19,702	50,248
Cash and cash equivalents at the end of the period	$9,980	$62,081
Supplemental Disclosures
Interest paid	$3,053	$6,582
Income taxes paid	5,288	6,665

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year-ended December 31, 2015.  All significant intercompany balances and transactions have been eliminated in consolidation.  These were prepared in accordance with the U.S. GAAP for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Also, on January 1, 2016, the Company adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  Under this new standard, an acquirer in a business combination transaction must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, because of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.  The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The adoption of this standard had an impact on the finalization of the purchase price allocation of Cannon Park acquired in December 2015,  which was completed during this current third quarter of 2016.    Please refer to Note 5 – Property & Equipment for the Cannon Park acquisition discussion.

Issued:

In  August  2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  The amendments covered in this ASU are improvements to current GAAP, as it will provide guidance to eight (8) specific cash flow classification issues, thereby reducing the current and potential future diversity in practice.  The new standard becomes effective for the Company on January 1, 2018.  Early adoption is permissible.  The Company does not anticipate the adoption of ASU 2016-15 to have a material impact on the consolidated financial statements and related disclosures.

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

In addition, in March 2016, the FASB issued ASU 2016-07,  Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This new guidance effectively removes the retroactive application imposed in current guidance when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The new standard becomes effective for the Company on January 1, 2017.  Early adoption is permissible.  The Company does not anticipate the adoption of ASU 2016-07 to have a material impact on the consolidated financial statements and related disclosures.

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

Note 2 – Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate activities, we have acquired, and continue to hold raw land in urban and suburban centers in Australia, New Zealand, and the United States.

The tables below summarize the results of operations for each of our business segments for the quarter and nine months ended September 30, 2016 and 2015, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue:
Cinema exhibition	$67,825	$54,368	$192,579	$180,223
Real estate	5,390	4,968	15,961	15,908
Inter-segment elimination	(1,900)	(1,548)	(5,518)	(4,957)
	$71,315	$57,788	$203,022	$191,174
Segment operating income:
Cinema exhibition	$9,726	$4,838	$26,536	$23,745
Real estate	1,755	1,443	5,844	5,952
	$11,481	$6,281	$32,380	$29,697

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Segment operating income	$11,481	$6,281	$32,380	$29,697
Unallocated corporate expense
Depreciation and amortization expense	(102)	(86)	(295)	(220)
General and administrative expense	(4,769)	(3,075)	(14,693)	(10,637)
Interest expense, net	(1,553)	(1,894)	(5,190)	(6,070)
Equity earnings of unconsolidated joint ventures and entities	200	195	808	915
Gain on sale of assets	--	--	393	11,023
Other expense	(12)	(577)	(115)	(667)
Income before income tax expense	$5,245	$844	$13,288	$24,041

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2016. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Because we intend to conduct business mostly on a self-funding basis (except for funds used to pay an appropriate share of our U.S. corporate overhead), we do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the period-ended September 30, 2016,  December 31, 2015 and September 30, 2015:

	Foreign Currency / USD
	September 30, 2016		December 31, 2015	September 30, 2015
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
Spot Rate
Australian Dollar	0.7667		0.7286	0.7020
New Zealand Dollar	0.7290		0.6842	0.6390
Average Rate
Australian Dollar	0.7583	0.7420	0.7524	0.7254	0.7633
New Zealand Dollar	0.7226	0.6926	0.7004	0.6513	0.7117

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income attributable to RDI common stockholders	$3,855	$381	$9,054	$19,496
Denominator:
Weighted average number of common stock – basic	23,334,892	23,287,449	23,334,892	23,283,405
Weighted average dilutive impact of awards	197,904	194,813	197,904	194,813
Weighted average number of common stock – diluted	23,532,796	23,482,262	23,532,796	23,478,218
Basic EPS attributable to RDI common stockholders	$0.17	$0.02	$0.39	$0.84
Diluted EPS attributable to RDI common stockholders	$0.16	$0.02	$0.38	$0.83

Awards excluded from diluted EPS	108,000	100,000	108,000	100,000

Note 5 – Property and Equipment

Operating Property, net

As of September 30, 2016 and December 31, 2015, property associated with our operating activities is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Land	$76,700	$70,063
Building and improvements	132,446	126,622
Leasehold improvements	47,485	46,874
Fixtures and equipment	117,320	112,423
Construction-in-progress	20,014	7,825
Total cost	393,965	363,807
Less: accumulated depreciation	(166,046)	(153,509)
Operating property, net	$227,919	$210,298

Depreciation expense for operating property was $4.0 million and $11.2 million for the quarter and nine months ended September 30, 2016, respectively, and $3.3 million and $10.1 million for the quarter and nine months ended September 30, 2015, respectively.

New Corporate Headquarters in Los Angeles

On April 11, 2016, we purchased a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (a Los Angeles suburb) for $11.2 million.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.  We anticipate, when the move is completed at the end of 2016 or early 2017 and the excess space is leased, that we will be able to reduce our headquarters occupancy cost by approximately $350,000 per annum.

Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $50.8 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $44.9 million (AU$58.5 million) is due on December 31, 2017.   Refer to Note 18 – Subsequent Events for further information.

Our book value in the property is $40.0 million (AU$52.1 million) and $38.0  (AU$52.1 million) as of September 30, 2016 and December 31, 2015, respectively (the difference being attributable solely to currency fluctuations).  While the transaction was treated as a sale for tax purposes in 2014, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset is classified as long-term land held for sale on the consolidated balance sheets as of September 30, 2016 and December 31, 2015.

Doheny Condo, Los Angeles

On February 25, 2015, we sold our Los Angeles Condo for $3.0 million resulting in a $2.8 million gain on sale.

Taupo, New Zealand

On April 1, 2015, we entered into two definitive purchase and sale agreements to sell our properties at Taupo, New Zealand for a combined sales price of $2.4 million (NZ$3.4 million).  The first agreement related to a property with a sales price of $1.6 million (NZ$2.2 million) and a book value of $1.3 million (NZ$1.8 million), which closed on April 30, 2015 when we received the sales price in full. The other agreement related to a property with a sales price of $831,000  (NZ$1.2 million) and a book value of $426,000 (NZ$615,000) which was completed and for which we received cash settlement representing the full sales price on March 31, 2016.  The first transaction qualified as a sale under both U.S. GAAP and tax purposes during the year-ended December 31, 2015.  The second transaction was recorded as a sale during the three months ended March 31, 2016.

Moonee Ponds, Australia

On October 15, 2013, we entered into a definitive purchase and sale agreement to sell this property for a sales price of $17.5 million (AU$23.0 million) payable in full upon closing of the transaction on April 16, 2015.  In accordance with the requirements under U.S. GAAP, we recognized a gain on sale of $8.0 million (AU$10.3 million) in the prior-year second quarter upon the receipt of sale proceeds on April 16, 2015.

Cannon Park, Queensland, Australia

On December 23, 2015, we completed a 100% acquisition of two adjoining entertainment-themed centers (“ETCs”) in Townsville, Australia for a total of $24.1 million (AU$33.4 million) in cash. The properties are located approximately 6 miles from downtown Townsville, the second largest city in Queensland, Australia. The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet. The Cannon Park City Centre is anchored by Reading Cinemas, which is operated by Reading International’s 75% owned subsidiary, Australia Country Cinemas, and has three mini-major tenants and ten specialty family oriented restaurant tenants. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.

The acquired assets consist primarily of the land and buildings, which, at the time of acquisition, was approximately 98% leased to existing tenants. Tenancies ranged from having 9 months to 8 years left to run on their leases at the time of purchase.

During the quarter ended September 30, 2016, the Company finalized the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on its estimates of their fair values on the acquisition date.  The acquired value components of this real estate acquisition included both tangible and intangible assets.  The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.  The estimates and assumptions include projected timing and amount of future cash flows and discount rates reflecting the risk inherent in the future cash flows.  Typical of a real estate acquisition, there was no goodwill recorded as the purchase price did not exceed the fair value estimates of the net acquired assets.

The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisition, as well as adjustments made during the measurement period:

			Measurement
	Preliminary Purchase Price		Period	Final Purchase Price
	Allocation		Adjustments(2)	Allocation
(Dollars in thousands)	US Dollars(1)	AU dollars	AU dollars	US Dollars(1)	AU dollars
Tangible Assets
Operating property:
Land	7,525	10,421	$721	8,046	11,142
Building and improvements	16,588	22,971	(6,453)	11,928	16,518
Site improvements	--	--	2,321	1,676	2,321
Tenant improvements	--	--	957	691	957
Intangible Assets
Above-market leases	--	--	61	44	61
In-place leases	--	--	2,135	1,542	2,135
Unamortized leasing commissions	--	--	333	240	333
Unamortized legal fees	--	--	55	40	55
Total assets acquired	24,113	33,392	130	24,207	33,522
Liabilities
Below-market leases	--	--	(130)	(94)	(130)
Net assets acquired	$24,113	$33,392	$--	$24,113	33,392

(1) The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, December 23, 2015.

(2) The measurement period adjustments were mainly due to the finalization of the valuations of the tangible land, building and improvements, site improvements and tenant improvements, as well as valuations of intangible assets and liabilities typically present in an acquisition of a regional mall with existing tenancies.  This resulted in a reallocation of the purchase price from Building to other tangible assets (site and tenant improvements), as well as to intangible assets, including above and below market leases, in-place leases and unamortized lease origination costs.

Investment and Development Property

As of September 30, 2016 and December 31, 2015, our investment and development property is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Land	$24,784	$21,434
Building	1,900	--
Construction-in-progress	10,806	1,568
Investment and development property	$37,490	$23,002

Note 6 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, except for Rialto Distribution, which is accounted for as a cost method investment. The table below summarizes our investments in unconsolidated joint ventures and entities as of September 30, 2016 and December 31, 2015:

		September 30,	December 31,
(Dollars in thousands)	Interest	2016	2015
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,378	1,276
Mt. Gravatt	33.3%	4,126	4,094
Total investments		$5,504	$5,370

For the quarter and nine months ended September 30, 2016 and 2015, we recorded our share of equity earnings from our investments in unconsolidated joint ventures and entities as follows:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015
Rialto Distribution	$--	$93	$--	$115
Rialto Cinemas	47	(100)	208	35
Mt. Gravatt	153	202	600	765
Total equity earnings	$200	$195	$808	$915

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)	Cinema	Real Estate	Total
Goodwill as of December 31, 2015	$14,491	$5,224	$19,715
Foreign currency translation adjustment	719	--	719
Goodwill at September 30, 2016	$15,210	$5,224	$20,434

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled for the fourth quarter of 2016.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2016, we were not aware of any events that made us believe potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of September 30, 2016 and December 31, 2015, respectively.

	As of September 30, 2016
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross intangible assets	$28,834	$7,254	$766	$36,854
Less: Accumulated amortization	(21,651)	(4,551)	(465)	(26,667)
Net intangible assets	$7,183	$2,703	$301	$10,187

	As of December 31, 2015
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross intangible assets	$26,793	$7,254	$696	$34,743
Less: Accumulated amortization	(20,108)	(4,300)	(446)	(24,854)
Net intangible assets	$6,685	$2,954	$250	$9,889

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over its estimated useful life of 45 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2016 and September 30, 2015, respectively.

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015
Beneficial lease amortization	$578	$191	$968	$574
Other amortization	296	207	845	649
Total intangible assets amortization	$874	$398	$1,813	$1,223

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Prepaid and other current assets
Prepaid expenses	$1,792	$879
Prepaid taxes	3,107	3,160
Prepaid rent	946	1,021
Deposits	379	369
Total prepaid and other current assets	$6,224	$5,429
Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	40	63
Straight-line rent	2,585	2,417
Other	--	1
Total other non-current assets	$3,759	$3,615

Note 9 – Income Tax

The provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to earnings considered indefinitely reinvested in foreign operations, change in valuation allowance, state taxes, unrecognized tax benefits, and foreign withholding tax on interest. Our effective tax rate was 31.8% and 19.2% for the nine months ended September 30, 2016 and 2015, respectively. The rate difference was primarily caused by the Company's determination during the second quarter of 2015 that earnings of Australian subsidiaries are indefinitely invested in foreign operations.

Note 10 – Debt

The Company’s borrowings at September 30, 2016 and December 31, 2015, net of deferred financing costs and including the impact of interest rate swaps on effective interest rates, are summarized below:

	As of September 30, 2016
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net (3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,286	4.76%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	38,950	38,699	3.27%	3.90%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	1,000	1,000	3.45%	3.45%
Cinema 1, 2, 3 Term Loan (USA)(4)	September 1, 2019	20,000	20,000	19,401	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,380	3.31%	3.31%
Union Square Line of Credit (USA)(4)	June 2, 2017	8,000	8,000	7,937	3.51%	3.51%
Denominated in foreign currency ("FC") (2)
National Australia Bank ("NAB") Corporate Term Loan (AU)	June 28, 2019	50,986	30,285	30,126	2.62%	2.62%
Westpac Bank Corporate Credit Facility (NZ)	March 31, 2018	36,450	10,571	10,571	3.95%	3.95%
		$210,849	$144,219	$142,400

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of September 30, 2016.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2016.

(3) Net of deferred financing costs amounting to $1.8 million.

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The Union Square line of credit was obtained through East West Bank.  We are currently in the process of negotiating a construction loan for our Union Square property that will pay-off this loan with East West Bank.  The term loan for our Cinema 1,2,3 Theatre, which was previously provided by Santander Bank, was refinanced during the third quarter of 2016 with Valley National Bank.  Refer below for further discussion.

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

Cinema 1,2,3 Term Loan

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of Reading International Inc., refinanced its $15 million Santander Bank term loan with a different lender, Valley National Bank.  This new $20 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25% per annum, with principal installments and accruing interest paid monthly. The new loan matures on September 1, 2019, with a one-time option to extend maturity date for another year.

Prior to the above refinancing, on June 27, 2016, SHP obtained approval from Santander Bank to extend the maturity of our $15 million mortgage term loan from July 1, 2016 to October 1, 2016.  This term extension was not considered substantial in accordance with US GAAP.  This term loan was subsequently paid prior to its extended maturity date on August 31, 2016 as a result of the refinancing discussed in the previous paragraph.  In conjunction with the extension, our line of credit with Santander Bank amounting to $6.0 million was deactivated effective July 1, 2016.  The Company did not make any drawdown against this line of credit.

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

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Current liabilities
Lease liability	$5,900	$5,900
Security deposit payable	126	180
Accrued pension	2,052	1,539
Other	--	21
Other current liabilities	$8,078	$7,640
Other liabilities
Straight-line rent liability	$12,385	$10,823
Accrued pension	5,858	6,236
Lease make-good provision	5,224	5,228
Deferred revenue - real estate	4,662	4,596
Environmental reserve	1,656	1,656
Interest rate swap	200	156
Acquired leases	296	866
Other	475	501
Other liabilities	$30,756	$30,062

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $7.9 million at September 30, 2016.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the quarter and nine months ended September 30, 2016 and 2015.  Our pension plans are unfunded.  During the quarter and nine months ended September 30, 2016, the interest cost was $45,000 and $135,000, respectively, and actuarial loss was $52,000 and $116,000, respectively.   During the quarter and nine months ended September 30, 2015, the interest cost was $45,000 and $135,000, respectively, and actuarial loss was $51,000 and $155,000, respectively.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2016	$14,642	$12	$(2,848)	$11,806
Net current-period other comprehensive income	9,296	2	116	9,414
Balance at September 30, 2016	$23,938	$14	$(2,732)	$21,220

Note 13 – Commitments and Contingencies

Litigation

The STOMP Arbitration

In April 2016, we received a Final Award in our arbitration with The STOMP Company Limited Partnership (“Stomp”), the producer of the show STOMP, which has been playing at our Orpheum Theater in New York City for 20 years and still continues to play to this day.   The Final Award awards us $2.3 million in attorney’s fees and costs.  In September 2016, the parties agreed on the payment terms of the Final Award (“Payment Agreement”), on a basis that is intended to allow recovery by the Company of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater.  Under the Payment Agreement, Stomp made an initial payment of $325,000 on September 28, 2016 and the remaining amount to be paid over time,  with final payment due and payable in June 2019.  We have filed a judgment of the arbitral award against Stomp with the New York Supreme Court to protect the Company in the event Stomp defaults on the Payment Agreement.    STOMP continues to play at our  Orpheum Theater under a license agreement that was amended by the Payment Agreement.

Derivative Litigation

In  July 2016, all of the stockholder plaintiffs in the consolidated derivative cases other than James J. Cotter, Jr. (the “Independent Plaintiff Stockholders) entered into a settlement agreement with the Company and all of the Company’s directors (other than James J. Cotter Jr.) withdrew their claims. The settlement was approved by the District Court of the State of Nevada for Clark County and the judgment dismissing with prejudice the claims of the Independent Plaintiff Stockholders was entered on October 20, 2016.  Under the judgment, each party is to bear its own legal fees.   In the joint press release issued by the Company and the Independent Plaintiff Stockholders on July 13, 2016, representatives of the Independent Plaintiff Stockholders stated as follows:  "We are pleased with the conclusions reached by our investigations as Plaintiff Stockholders and now firmly believe that the Reading Board of Directors has and will continue to protect stockholder interests and will continue to work to maximize shareholder value over the long term.  We appreciate the Company's willingness to engage in open dialogue and are excited about the Company's prospects. Our questions about the termination of James Cotter, Jr., and various transactions between Reading and members of the Cotter family-or entities they control-have been definitively addressed and put to rest. We are impressed by measures the Reading Board has made over the past year to further strengthen corporate governance.  We fully support the Reading Board and management team and their strategy to create stockholder value.”

On August 3, 2016 James J. Cotter Jr., filed a motion with the Court seeking permission to file a “Second Amended Verified Complaint” (the “SAP”), which motion has been approved.

The SAP adds as defendants Directors Judy Codding and Michael Wrotniak   It adds additional purported claims including purported claims relating to the selection of Ellen Cotter to serve as our Company’s President and Chief Executive Officer, the retention of Margaret Cotter to serve as our Executive Vice President responsible for our live theater operations and the management and development of our New York properties, the ability of Ellen Cotter and Margaret Cotter to vote 100,000 share of our Class B stock, issued upon the exercise of certain stock options held of record by the Estate of James J. Cotter, Sr.,  and the handling by our Board of Directors of an indication of interest received at the end of May relating to the purchase of all of the stock of our Company.

Discovery is continuing.  No trial date has been scheduled.

To date, except for a $500,000 deductible, the bulk of the out-of-pocket costs associated with the defense of the above described litigation has been covered by the Company’s Directors and Officers Insurance.    However, the $10,000,000 limits of that policy have now been exhausted.  Accordingly, the costs of such defense going forward will be a general administrative expense of the Company.

Debt Guarantee

The total estimated debt of unconsolidated joint ventures and entities, consisting solely of Rialto Distribution (see Note 6 – Investments in Unconsolidated Joint Ventures and Entities), was $1.1 million (NZ$1.5 million) as of September 30, 2016 and $1.0 million (NZ$1.5 million) as of December 31, 2015. Our share of the unconsolidated debt, based on our ownership percentage, was NZ$500,000 as of September 30, 2016 and December 31, 2015, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.  Based on the financial position of Rialto Distribution and in consideration of this debt guarantee, we accrued $364,500  (NZ$500,000) and $342,000  (NZ$500,000) as of September 30, 2016 and December 31, 2015, recorded as part of Accounts payable and accrued liabilities.

Note 14 – Non-controlling Interests

These  are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. -- 25% noncontrolling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•

Shadow View Land and Farming, LLC -- 50% noncontrolling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) or the James J. Cotter, Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Australian Country Cinemas, Pty Ltd	$275	$318
Shadow View Land and Farming, LLC	2,010	1,940
Sutton Hill Properties, LLC	2,146	2,073
Noncontrolling interests in consolidated subsidiaries	$4,431	$4,331

The components of gain/(loss) attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015
Australian Country Cinemas, Pty Ltd	$79	$1	$137	$131
Shadow View Land and Farming, LLC	(12)	(9)	(29)	(66)
Sutton Hill Properties, LLC	(5)	(46)	(96)	(125)
Net income (loss) attributable to noncontrolling interests	$62	$(54)	$12	$(60)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2016	$132,865	$4,331	$137,196
Net income	9,054	12	9,066
Increase in additional paid in capital	447	--	447
Contributions from noncontrolling stockholders - SHP	--	268	268
Distributions to noncontrolling stockholders	--	(194)	(194)
Accumulated other comprehensive income	9,414	14	9,428
Equity at September 30, 2016	$151,780	$4,431	$156,211

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2015	$127,686	$4,612	$132,298
Net income (loss)	19,496	(60)	19,436
Increase in additional paid in capital	2,242	--	2,242
Treasury stock purchased	(4,942)	--	(4,942)
Contributions from noncontrolling stockholders - SHP	--	17	17
Distributions to noncontrolling stockholders	--	(139)	(139)
Accumulated other comprehensive loss	(27,675)	(59)	(27,734)
Equity at September 30, 2015	$116,807	$4,371	$121,178

Note 15 – Equity and Stock-Based Compensation

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Class A Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan (the “Plan”). The aggregate total number of shares of the Class A Nonvoting Common Stock authorized for issuance under the Plan is 1,250,000.  As of September 30, 2016, we had 551,800 shares remaining for future issuances.

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

For the nine months ended September 30, 2016 and 2015, respectively, the weighted average assumptions used in the option-valuation model were as follows:

	Nine Months Ended September 30
	2016	2015
Stock option exercise price	$11.87	$13.30
Risk-free interest rate	1.20%	2.23%
Expected dividend yield	--	--
Expected option life in years	3.75	4.00
Expected volatility	25.01%	31.86%
Weighted average fair value	$2.49	$3.82

For the quarter and nine months ended September 30, 2016, we recorded compensation expense of $74,000 and $264,000, respectively.  For the quarter and nine months ended September 30, 2015, we recorded compensation expense of $75,000 and $209,000, respectively.  At September 30, 2016, the total unrecognized estimated compensation expense related to non-vested stock options was $661,000, which we expect to recognize over a weighted average vesting period of 1.94 years.  No stock options were exercised during the quarter and nine months ended September 30, 2016. The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2016 was $2.1 million, of which 75.8% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of September 30, 2016 and December 31, 2015:

	Options Outstanding					Exercisable Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life
(Shares in thousands)	Class A	Class B	Class A	Class B	Class A & B	Class A	Class B	Class A	Class B	Class A & B
Balance - December 31, 2014	568	185	$6.88	$9.90	2.40	348	185	$6.82	$9.90	3.63
Granted	112	--	13.30	--		101	--	--	--
Exercised	(185)	(185)	6.09	9.90		(185)	(185)	--	--
Forfeited	(8)	--	6.23	--		(8)	--	--	--
Balance - December 31, 2015	487	--	$7.64	$--	2.89	256	--	$7.64	$--	2.14
Granted	169	--	11.87	--		75	--	--	--
Exercised	--	--	--	--		--	--	--	--
Forfeited	(74)	--	7.02	--		(29)	--	--	--
Balance - September 30, 2016	582	--	$9.82	--	2.83	302	--	$8.18	$--	1.89

Termination of Previous President’s Unvested Stock Options

Mr. James Cotter, Jr. has asserted in past communications with the Company that options to acquire 50,000 shares of Class A Stock, issued to him in connection with his retention as the President of our Company, survived his termination as President.    We continued to show these options as outstanding in our previous filings, pending a determination of the issue by our Compensation and Stock Options Committee.   On August 3, 2016, our Compensation and Stock Options Committee met, reviewed the issue and determined that such 50,000 options had in fact terminated with the termination of Mr. Cotter, Jr’s employment as President.  Accordingly, these options are not, and have not been since the effective date of Mr. Cotter, Jr’s termination, outstanding and the aggregate currently outstanding options are 582,000.  This was recorded as a forfeiture during the quarter ended September 30, 2016.

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  In March 2016 and April 2016, RSU awards of 62,528 units and 5,625 units, respectively, were granted to both our directors and certain members of management.  These RSU awards aggregating to 68,153 units remained unvested as of September 30, 2016.  These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% at the end of one year (in the case of directors).  During the quarter and nine months ended September 30, 2016, we recognized compensation expense of $130,000 and $290,000, respectively.  The total unrecognized compensation expense related to these unvested RSUs was $526,000 as of September 30, 2016.

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

Under this approved buyback program, the Company has repurchased $7.2 million worth of common stock at an average price of $12.92 per share.  This leaves $2.8 million available under the May 16, 2014 for repurchase as of September 30, 2016.

Management currently intends to use this $2.8 million in full before the end of the year to acquire additional shares of common stock, subject to the cost of such shares and the Company’s other cash needs.

Note 16 – Derivative Instruments

We enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Operations. As of September 30, 2016, we have not designated any of our derivatives as accounting hedges.

The Company’s derivative positions measured at fair value are summarized in the following tables:

		As of September 30, 2016
(Dollars in thousands)	Notional Amount	Other Assets	Other Current Liabilities
Interest rate swap	$52,413	$--	$200
Interest rate cap	7,500	1	--
Total	$59,913	$1	$200

		As of December 31, 2015
(Dollars in thousands)	Notional Amount	Other Assets	Other Current Liabilities
Interest rate swap	$52,413	$--	$156
Interest rate cap	7,500	1	--
Total	$59,913	$1	$156

The following table summarizes the unrealized gains or losses due to changes in fair value of the derivatives that are recorded in interest expense in the Consolidated Statement of Operations for the quarter and nine months ended September 30, 2016 and September 30, 2015.

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net unrealized gains (losses) on interest rate derivatives	$(194)	$239	$45	$698

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

The following tables summarize our financial assets and financial liabilities carried and measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy.

	Fair Value Measurement at September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$55	$--	$--	$55
Derivatives	--	1	--	1
Liabilities
Derivatives	--	(200)	--	(200)
Total recorded at fair value	$55	$(199)	$--	$(144)

	Fair Value Measurement at December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$51	$--	$--	$51
Derivatives	--	1	--	1
Liabilities
Derivatives	--	(156)	--	(156)
Total recorded at fair value	$51	$(155)	$--	$(104)

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2016
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$116,306	$--	$--	$118,274	$118,274
Subordinated debt	27,913	--	--	14,887	14,887
	$144,219	$--	$--	$133,161	$133,161

		Fair Value Measurement at December 31, 2015
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$103,028	$--	$--	$99,554	$99,554
Subordinated debt	27,913	--	--	13,338	13,338
	$130,941	$--	$--	$112,892	$112,892

(1) These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at September 30, 2016 and December 31, 2015.

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of September 30, 2016 and December 31, 2015, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and account payable.  The carrying values of these financial instruments approximate the fair values. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2016 and September 30, 2015.

NOTE 18 – Subsequent Events

Opening of Olino, West Oahu in Hawaii

On October 21, 2016, we opened Olino by Consolidated Theatres, our ninth theatre and first to break ground since 2001 in the state of Hawaii.  This location features an eight-screen, state-of-the-art cinema at Ka Makana Ali’i, a 1.4 million square foot regional mall in West Oahu.

Potential Prepayment of Burwood Property Sales Proceeds

Frasers Property Australia, the buyer of our Burwood Property, informed us that it is under contract to sell a portion of this property and a potential prepayment of $16.7 million (AU$21.8 million) is expected during the fourth quarter of 2016.

Amendment to Bank of America Line of Credit

In October 2016, we amended our $5.0 million line of credit with Bank of America to provide an extension of the term by two (2) years, from October 31, 2017 to October 31, 2019.  In addition, the amendment provided some changes to our debt covenants, including the elimination of minimum unencumbered liquid assets covenants.  This modification was not considered substantial in accordance with U.S. GAAP.

Amendment to Westpac Bank Corporate Credit Facility

In October 2016, we amended our $36.4 million (NZ$50.0 million) credit facility with Westpac Bank to provide a $2.2 million (NZ$3.0 million) increase, thereby amending the total credit facility to $38.6 million (NZ$53.0 million).  The increase in the credit facility was specific to the second tranche of our credit facility which is a dedicated construction facility, now of $13.1 million (NZ$18.0 million) from the original limit of $10.9 million (NZ$15.0 million).  No drawdowns have been made against the second tranche to date.  This modification was not considered substantial in accordance with U.S. GAAP.

Board Re-Affirms Independence Determination

At its meeting on November 7, 2016, the Board reaffirmed its determination of June 23, 2016, that the interests of the Company and its stockholders would be best served by the continued independence of the Company.  Patton Vision, LLC, in a letter dated September 14, 2016, addressed to Ellen Cotter, had reiterated its indication of interest in acquiring all of the stock of the Company at $17.00 per share.    In light of the Board’s re-affirmation of its June 23, 2016 determination, management was directed to advise Patton Vision, LLC, that the Board has no interest in pursuing a sale of the Company at this time.

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

We believe that these two business segments can complement one another, as we can use the comparatively consistent cash flows generated by our cinema operations, in part, to fund the front-end cash demands of our real estate development business.

We manage our worldwide cinema exhibition businesses under various different brands:

•	in the US, under the following brands: Reading Cinemas, Angelika Film Center, Consolidated Theatres, and City Cinemas;
•	in Australia, under the Reading Cinemas brand; and
•	in New Zealand, under the Reading Cinemas and Rialto brands.

Cinema Activities

We continue to (i) consider new opportunities to expand our international cinema circuit, (ii) evaluate our existing cinema portfolio to determine ways to maximize profitability through strategic renovations or programming adjustments, and (iii) determine the most efficient ways to dispose of cinemas carrying unacceptable risk profiles on a go-forward basis.   To increase attendance and improve our cash flow, our operational strategy has focused on improving the overall experience of the cinema guest through (i) delivering a premium sight and sound cinematic presentation with a filmmaker focus, (ii) installation of recliner seating, (iii) expansion of the quality and variety of our food & beverage menu, (iv) broadening the scope of our programming to increase attendance and box office, (v) delivering hospitality focused guest service, (vi) engaging our guests through better design of our cinema spaces,  (vii) instituting reserved seating in certain locations, and (viii) improving our interaction on social and electronic media.

As we renovate and reposition certain of our existing US cinemas, we intend, where practical, to add beer and wine service and, at some locations, cocktail type beverages.  Over the past years, we have obtained liquor licenses for ten U.S. theater locations: (i) both of our Texas locations (Dallas and Plano),  (ii) our theater in Fairfax, Virginia, (iii)  one in Washington, D.C., (iv) three in San Diego, CA  (Carmel Mountain, Town Square and Grossmont),  (v) one in Sacramento, CA, and (vi) lastly,  two in Hawaii (Ward and Olino).   The liquor license in our Ward Theatre was the first ever liquor license granted to a cinema on the island of Oahu.  Additionally, we have four pending applications – two in California and one each in New York and New Jersey.  In our international cinema operations, we offer beer and wine menu options for nine of our cinema locations (Belmont, Westlakes, Epping, Chirnside, Waurn Ponds, Rhodes, Rouse Hill, Charlestown and Harbourtown) in Australia and three of our cinema locations (Courtenay, Dunedin and LynnMall) in New Zealand.

Innovative value pricing, improved food and beverage offerings and proactive social media engagement with our customers was a primary focus and to that end social media has been a powerful tool for connecting with and marketing to customers in real time.  We have continued to focus upon our company wide customer service training program with a view to improving staff productivity, the quality of customer interactions and ultimately underpinning an improvement to our per capita transaction spend.   Refining, enhancing and remixing our food and beverage offerings has been an ongoing initiative with a view to minimizing our cost of sales and improving the inventory blend of our over the counter customer offerings.

US cinema activities

On October 21, 2016, we opened Olino by Consolidated Theatres, our ninth theatre and the first to break ground since 2001 in the state of Hawaii.  This location features an eight-screen, state-of-the-art cinema at Ka Makana Ali’i, a 1.4 million square foot regional mall in West Oahu.  With a  sleek architectural design that brings natural light into the welcome space of the cinema and luxurious amenities to create the most brilliant movie-going experience, the cinema is inspired by its name. Each of Olino’s well-appointed auditoriums feature luxurious electric recliner seats, expansive wall-to-wall screens and pristine digital projection by Barco, the leader in digital cinema technology. Expanding on the cutting edge technology from the iconic premium large format TITAN XC (Extreme Cinema) at Ward Theatres, Olino introduces a new premium TITAN XC experience, TITAN LUXE. Guests will enjoy the comfort of luxurious electric recliner seats and the newest Dolby Atmos multi-channel immersive sound, while watching Hollywood’s latest blockbusters on one of Hawaii’s biggest screens.    In addition to the traditional cinema concessions and 140 flavors offered by Coca-Cola Freestyle, a menu of locally inspired and freshly prepared items has been curated by former Food Network executive, Bruce Seidel (Hot Lemon Productions), and former Food Network chef, Santos Loo. Unique items guests can enjoy before, during or after their film include a Kim Chee Burger, Banh Mi-Style Hot Dog and Loaded Baked Potato Fries. A diverse selection of craft beers on draft and wines will be offered during select showtimes to guests ages 21 and over. Local specialty items from around the island will be offered including a full gourmet coffee menu from Kai Coffee Hawaii, mini pies from The Hawaiian Pie Company and specialty macarons from the Instagram-famous Macarons by Tiffany.

In October 2015, we reopened our Carmel Mountain theater in San Diego as an Angelika Film Center and Café featuring luxury recliners. Dedicated to exhibiting quality films and events, the sleek and modern Angelika Film Center & Cafe is a unique venue for San Diego’s culturally rich community, offering diverse programming and a creative menu of craft beverages and foods. Each of the 12 elegantly-appointed auditoria at this Angelika feature full-recliner luxury seats in a stadium setting, pristine digital projection by Barco, the leader in digital cinema technology, Dolby 7.1 sound system, and reserved seating for a leisurely cinematic experience. With state-of-the-art digital presentation capabilities and events specialists, the Angelika is an ideal venue for a range of meetings and events, from corporate presentations to private gatherings.  Carmel Mountain has generated over $5.8 million in revenue during the first nine months of 2016, well ahead of the pre-renovation performance.

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

Reflecting our dedication to providing our guests a premium presentation, the Company entered into its first license agreement with IMAX.   The Company converted one auditorium at the cinema at the Valley Plaza Mall in Bakersfield, California to an IMAX presentation in time for the opening of “Star Wars: The Force Awakens” in December 2015. Revenue at Valley Plaza has increased 16% over the same nine month period last year, driven by increased attendance and increased average ticket price.

On January 31, 2016, following our run of “Star Wars: The Force Awakens”, we surrendered our Gaslamp Cinema in San Diego. We paid the landlord a $1.0 million negotiated termination fee, which was less expensive than continuing to operate an unprofitable theater at this location.  This cinema was acquired in 2008 as a part of the acquisition of a package of 15 locations from Pacific Theatres.  The cinema was, at that time, a substantial money-loser, and the purchase price was calculated taking into account the losses generated by that cinema and the likelihood that such losses would continue into the future. The losses at Gaslamp for the first nine months of 2016 have been reduced by $1.0 million compared to the same period last year.

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

In November 2015, we opened the state-of-the-art Reading Cinemas LynnMall, our first Auckland based Reading Cinemas branded cinema complex, in New Lynn, New Zealand. The new state-of-the-art cinema complex brings Reading’s premium offerings to the newly redeveloped LynnMall Shopping Centre, providing a compelling and convenient movie experience for the Centre’s guests. The highlight of this cinema complex is the newly formatted TITAN XC (Extreme Cinema). To further enhance its position as a leading entertainment destination, we offer two luxury dine-in licensed “Premium Cinema” screens, featuring luxury recliner seating and a full food and beverage menu to provide customers a superior movie going experience.  This cinema generated  $3.7 million (NZ$5.4 million) of additional revenue for the nine months ended September 30, 2016.

Real Estate Activities

Our business plan is to focus our real estate development activities on (i) the improvement and expansion of our existing ETCs including (a) adding an anchor grocery store tenancy and additional general retail at our Courtenay Central development in Wellington, New Zealand, (b) adding general retail and restaurant space for our RedYard development in Auburn, a suburb of Sydney, Australia, and (c) adding additional cinema screens and retail space to our Cannon Park development in Townsville, Australia (ii) upgrading and adding a state-of-the-art cinema and additional general retail to  our shopping center in Newmarket, a suburb of Brisbane in Australia, thereby converting that shopping center into an ETC asset, (iii)  the redevelopment of our Union Square and Cinemas 1, 2, 3 properties in Manhattan to achieve the highest and best use, (iv) the commercial exploitation of our landholdings in Coachella, California (202 acres), zoned for residential and high density mixed-user uses and our landholdings in Manukau, New Zealand (70.4 acres) zoned for industrial use, and (v) the identification of additional real estate development opportunities with an existing or potential entertainment focus.   With the exception of Union Square which has no tenants now due to the commencement of construction of our re-development plan of that property, our properties scheduled for improvement or expansion continue to perform at or around the same level as previous years.

US real estate activities

We are continuing to advance the development of our Union Square property located in Manhattan. We have (i) received authorization  from the Landmarks Preservation Commission and approval of several variance requests from the Board of Standard and Appeals  to develop the BKSK Architects’ design, which will add approximately 23,000 square footage of rentable space to the current square footage of the building bringing the approximate total of up to 73,322 square feet of rentable space subject to lease negotiations (inclusive of anticipated BOMA adjustments) and the final tenant mix of retail and office uses,  (ii) continue to work with  Edifice Real Estate Partners, LLC, to assist in the supervision and administration of the project and an affiliate of CNY for preconstruction services, (iii) retained the real estate brokerage Newmark Grubb Knight Frank to serve as our exclusive marketing agent, and (iv) received demolition and building approval of numerous permit applications  by the Department of Building in July 2016, including the Alt-1 permit associated with the overall renovation of the structure.   We have finished abatement and began  internal demolition activities at the site.  We are in the process of obtaining a commitment for $57.5 million of construction financing for this property and anticipate closing before year-end.  We currently anticipate that construction will be completed by the second quarter of 2018.  Newmark advised us that retail tenant demand in our property continues to be strong.

Regarding our Cinemas 1,2,3 property in Manhattan, we have received the consent of the 25% minority member of the entity for the redevelopment of the property. We are evaluating the potential to redevelop the property as a mixed use retail and residential and/or hotel property.  Further, we have completed a preliminary feasibility study and are currently in negotiations with the owner of the approximately 2,600 square foot corner parcel adjacent to our Cinemas 1,2,3 property on the corner of 60th Street and 3rd Avenue for the joint development of our properties.  A combination of the properties would produce approximately 121,000 square foot of FAR and approximately 140,000 square feet of gross buildable area.  No assurances can be given that we will be able to come to terms with the adjacent owner. On August 31, 2016, we completed a new three-year mortgage loan ($20.0 million) with Valley National Bank, the proceeds of which were used to repay the mortgage on the property with the Bank of Santander ($15.0 million), to repay Reading for its $2.9 million loan to Sutton Hill Properties, LLC (the owner of the property), and for working capital purposes.    This property’s cinema revenues continue to be in line with previous years.

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

Australia real estate activities

We received Planning Council approval from the city of Brisbane, Australia in June 2015 for the construction of an eight-screen cinema complex with 10,000 square feet of specialty retail to be located below the cinema and additional mezzanine level parking at our existing Newmarket (Brisbane, Australia) shopping center.  Construction has commenced in the third quarter of 2016, with a projected opening in the fourth quarter of 2017.   On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant, the Coles supermarket, in Newmarket.  This property is currently improved with an office building. We intend, over time, to integrate this property into our Newmarket development.  This will increase Newmarket’s footprint from approximately 204,000 to approximately 227,000  square feet.    The office building is now 100% leased, under leases that permit us to terminate in the event of redevelopment of the property.

On December 23, 2015, we acquired two adjoining ETCs in Townsville, Queensland, Australia for a total of $24.2 million (AU$33.4 million) comprising approximately 5.6 acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  Our 75%-owned multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center.  This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.  We will be operating these two properties as a single ETC. These sites have added an additional $2.1 million (AU$2.8 million) of revenue to our real estate segment for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $50.8 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $44.9 million (AU$58.5 million) is due on December 31, 2017.  The agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sales price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer.  The agreement does not provide for the payment of interest on the balance owed.  The buyer has informed us that it is under contract to sell a portion of this property and a potential prepayment of approximately $16.7 million (AU$21.8 million) is expected in the fourth quarter of 2016.

New Zealand real estate activities

We received town planning approval in May 2015 from the Wellington City Council for a $12.1 million (NZ$17.0 million) supermarket development project at our Courtenay Central ETC (Wellington, New Zealand).  Currently, we continue to progress the addition of an approximately 36,000 square foot supermarket and approximately 4,000 square feet of general retail space.  The agreement to lease the supermarket has been signed, all parties have approved construction budgets for the supermarket and a design build construction agreement has been entered into.   The project is currently in the design phase.   Our Tenant has advised us that they have decided to revisit their initial designs with an intent to upgrading the quality of the offering at the location and making their supermarket “premium”.   While we are pleased by our Tenant’s determination to upgrade its design criteria, this will necessarily result in a delay in the commencement of construction and occupancy from dates previously reported.   Under the Agreement to Lease, our Tenant is responsible for any increase in our costs resulting from these design changes and any resultant delays.  We expect this supermarket development project to be completed during 2018.  We are currently upgrading our parking structure that is designed to have superior structural protection against earthquake damage. We believe this will give us a competitive advantage not only in terms of parking but also as an amenity to our shopping center and cinema. Both the cinema and the real estate activity continue to operate in line with prior years.

In August 2016, the Auckland City Council revised the zoning of the agricultural portion of our property in Manukau (approximately 64.0 acres) to light industrial uses.   6.4 acres of our Manukau property were already zoned for heavy industrial use.  Light industrial uses include certain manufacturing, production, logistic, transportation, warehouse and wholesale distribution activities and, on an ancillary basis, certain office, retail and educational uses.  That decision was subject to a public announcement process, and became final in  September 2016.  Once our zoning enhancement goal has been achieved, we will review our options with respect to the commercial exploitation of this asset.

Refer to our Form 10-K for the year ended December 31, 2015 for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2016 and September 30, 2015:

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	% Change Fav/(Unfav)	September 30, 2016	September 30, 2015	% Change Fav/(Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$67,825	$54,368	25%	$192,579	$180,223	7%
Real estate	5,390	4,968	8%	15,960	15,908	--%
Inter-segment elimination	(1,900)	(1,548)	(23)%	(5,518)	(4,957)	(11)%
Total revenue	71,315	57,788	23%	203,021	191,174	6%
Operating expense
Cinema exhibition	(54,003)	(46,011)	(17)%	(154,382)	(145,782)	(6)%
Real estate	(2,296)	(2,570)	11%	(6,628)	(7,004)	5%
Inter-segment elimination	1,900	1,548	23%	5,518	4,957	11%
Total operating expense	(54,399)	(47,033)	(16)%	(155,492)	(147,829)	(5)%
Depreciation and amortization
Cinema exhibition	(3,075)	(2,669)	(15)%	(8,875)	(8,133)	(9)%
Real estate	(954)	(746)	(28)%	(2,596)	(2,416)	(7)%
Total depreciation and amortization	(4,029)	(3,415)	(18)%	(11,471)	(10,549)	(9)%
General and administrative expense
Cinema exhibition	(1,021)	(850)	(20)%	(2,785)	(2,563)	(9)%
Real estate	(385)	(209)	(84)%	(893)	(536)	(67)%
Total general and administrative expense	(1,406)	(1,059)	(33)%	(3,678)	(3,099)	(19)%
Segment operating income
Cinema exhibition	9,726	4,838	> 100%	26,537	23,745	12%
Real estate	1,755	1,443	22%	5,843	5,952	(2)%
Total segment operating income	$11,481	$6,281	83%	$32,380	$29,697	9%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(102)	(86)	nm	(295)	(220)	nm
General and administrative expense	(4,769)	(3,075)	(55)%	(14,693)	(10,637)	(38)%
Interest expense, net	(1,553)	(1,894)	18%	(5,190)	(6,070)	14%
Equity earnings of unconsolidated joint ventures and entities	200	195	nm	808	915	nm
Gain on sale of assets	--	--	--%	393	11,023	(96)%
Other expense	(12)	(577)	nm	(115)	(667)	nm
Income before income taxes	5,245	844	> 100%	13,288	24,041	(45)%
Income tax expense	(1,328)	(517)	(> 100)%	(4,222)	(4,605)	8%
Net income	3,917	327	> 100%	9,066	19,436	(53)%
Net (income) loss attributable to noncontrolling interests	(62)	54	nm	(12)	60	nm
Net income attributable to RDI common stockholders	$3,855	$381	> 100%	$9,054	$19,496	(54)%
Basic EPS	$0.17	$0.02	> 100%	$0.39	$0.84	(54)%

Consolidated Results and Non-Segment Results

Quarter Results:

Revenue for the quarter ended September 30, 2016 increased by 23%, or $13.5 million, to $71.3 million and net income attributable to RDI common stockholders increased by approximately 9 times, or $3.5  million, to $3.9 million.  EPS for the quarter ended September 30, 2016 increased by $0.15 to $0.17 from the prior-year three-month period, mainly attributable to higher earnings in 2016 resulting from increased attendance in our cinema businesses in the U.S., Australia and New Zealand.

General and administrative expense (non-segment)

General and administrative expense for the quarter ended September 30, 2016 compared to the same period of the prior year increased by 55%, or $1.7 million.  Significant elements of this increase were as follows: (i) release of overaccrual in prior years’ bonus accruals during the third quarter of 2015 resulting in lower general & administrative expenses in the 2015 quarter ($1.4 million), (ii) additional expenses paid in connection with the 2015 year-end audit ($182,000), and (ii) higher legal expenses ($80,000).  We do not expect any additional expenses incurred in connection with the 2015 year-end audit. For more information about the legal expense, please refer to Item 1- Legal Proceedings in Part II of this document.

Interest expense, net

Interest expense (net of interest income) for the quarter ended September 30, 2016 decreased by 18%, or $341,000, to $1.6 million, mainly due to renegotiation of our loan facility in Australia leading to substantially lower borrowing costs.

Income tax expense

Income tax expense for the quarter ended September 30, 2016 increased by $811,000 compared to prior-year three-month period mainly due to significant increase in pre-tax income.

Nine Months Results:

Revenue for the nine months ended September 30, 2016 increased by 6%, or $11.8 million, to $203.0 million and net income attributable to RDI common stockholders decreased by 54%, or $10.4 million, to $9.1 million.  EPS for the nine months ended September 30, 2016 decreased by $0.45 to $0.39 from the prior-year nine-month period, mainly attributable to (i) one-time gain on sale of investment properties benefitting EPS by $0.47 in 2015 and (ii) higher general and administrative expenses in 2016.   These are offset and hence, improved the EPS, by (i) higher earnings in 2016 resulting from increased attendance in our cinema businesses in the U.S., Australia and New Zealand and (ii) lower borrowing costs.

General and administrative expense (non-segment)

General and administrative expense for the nine months ended September 30, 2016 compared the same period a year ago increased by 38%, or $4.1 million.  Significant elements of this increase were as follows: (i) release of overaccrual in prior years’ bonus accruals during the third quarter of 2015 resulting in lower general & administrative expenses in 2015 ($1.4 million), (ii) higher legal expenses ($810,000),  (iii) additional expenses incurred in connection with the 2015 year-end audit ($961,000),  (iv) expenses incurred in connection with the status of certain executives ($400,000),  and (v) higher compensation expense relating to equity-based performance awards as a result of the introduction of restricted stock units ($287,000).  The additional expenses incurred for the 2015 audit related to further review of the Company’s tax matters for prior years.  We do not expect any additional expenses incurred in connection with the year-end audit and the expenses connected with the change in status of certain executives.

The increase in legal expenses for the nine months ended September 30, 2016 mainly relate to the defense of the derivative litigation, the James J. Cotter, Jr. arbitration and for improvements on corporate governance matters.  For more information about the legal expense, please refer to Item 1- Legal Proceedings in Part II of this document.

Interest expense, net

Interest expense (net of interest income) for the nine months ended September 30, 2016 decreased by 14%, or $880,000, to $5.2 million, mainly due to renegotiation of our loan facility in Australia leading to substantially lower borrowing costs.

Gain on sale of assets

Net gain on sale of assets for the nine-month period decreased by $10.6 million, primarily due to the following sale transactions resulting in gains realized in 2015: (i) the sale of our Doheny Condo in Los Angeles resulting in a $2.8 million gain during Q1 2015,  (ii) the closing of the sale of Moonee Ponds in Australia for a gain of $8.0 million (AU$10.3 million) during Q2 2015 and (iii) the gain on the first of the two sale agreements for our Taupo Property in New Zealand in the amount of $246,000 (NZ$353,000) during Q2 2015, compared to the gain from the final closing of the second sale agreement of the Taupo property in New Zealand in the amount of $393,000 (NZ$585,000) realized in Q1 2016.

Income tax expense

Income taxes for the nine months ended September 30, 2016 decreased by 8%, or $383,000 compared to the prior-year nine-month period, mainly due to the reduction in pre-tax income.

Business Segment Results

At September 30, 2016, we owned and operated 53 cinemas with 432 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated four ETCs located in Belmont (a suburb of Perth),  Auburn (a suburb of Sydney)  and Townsville in Australia and Wellington in New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (plus our fourth live theatre that was closed at the end of 2015 as part of the Union Square property redevelopment), (iii) owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3, (iv) held for development an additional four parcels aggregating approximately 70.4 acres located in New Zealand, and (v) owned a  50% managing member interest in a limited liability company which in turn owns a 202-acre property that is zoned approximately 150 acres for single-family residential use (550 homes) and approximately 50 acres for high density mixed use in the U.S.  In addition, we continue to hold various properties that had been previously used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand dollar both strengthened against US Dollar by 5% and 11%, respectively, comparing the average exchange rate movements during the third quarter of 2016 to those during the same period of 2015.  Conversely, when comparing the first nine months of 2016 to the same period of 2015, the Australian and New Zealand dollar each weakened against the U.S. dollars by 3%.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following tables detail our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2016 and 2015, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav / (Unfav)
(Dollars in thousands)		September 30, 2016	% of Revenue	September 30, 2015	% of Revenue	September 30, 2016	% of Revenue	September 30, 2015	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$21,925	32%	$19,965	37%	$64,704	34%	$62,199	35%	10%	4%
	Concessions revenue	10,146	15%	8,967	16%	30,441	16%	27,668	15%	13%	10%
	Advertising and other revenue	2,130	3%	1,981	4%	6,130	3%	5,704	3%	8%	7%
		$34,201	50%	$30,913	57%	$101,275	53%	$95,571	53%	11%	6%
Australia	Admissions revenue	$16,360	24%	$11,908	22%	$44,103	23%	$43,398	24%	37%	2%
	Concessions revenue	7,361	11%	5,337	10%	20,018	10%	19,281	11%	38%	4%
	Advertising and other revenue	1,830	3%	1,278	2%	4,847	3%	4,495	2%	43%	8%
		$25,551	38%	$18,523	34%	$68,968	36%	$67,174	37%	38%	3%
New Zealand	Admissions revenue	$5,381	8%	$3,303	6%	$15,065	8%	$11,806	7%	63%	28%
	Concessions revenue	2,238	3%	1,374	3%	6,098	3%	4,840	3%	63%	26%
	Advertising and other revenue	454	1%	255	0%	1,173	1%	832	0%	78%	41%
		$8,073	12%	$4,932	9%	$22,336	12%	$17,478	10%	64%	28%

Total revenue		$67,825	100%	$54,368	100%	$192,579	100%	$180,223	100%	25%	7%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(11,769)	-17%	$(10,426)	-19%	$(34,637)	-18%	$(32,967)	-18%	(13)%	(5)%
	Concession cost	(1,856)	-3%	(1,569)	-3%	(5,372)	-3%	(4,646)	-3%	(18)%	(16)%
	Occupancy expense	(6,748)	-10%	(6,759)	-12%	(19,769)	-10%	(20,184)	-11%	0%	2%
	Other operating expense	(9,421)	-14%	(9,161)	-17%	(27,903)	-14%	(26,140)	-15%	(3)%	(7)%
		$(29,794)	-44%	$(27,915)	-51%	$(87,681)	-46%	$(83,937)	-47%	(7)%	(4)%
Australia	Film rent and advertising cost	$(7,796)	-11%	$(5,303)	-10%	$(20,823)	-11%	$(19,950)	-11%	(47)%	(4)%
	Concession cost	(1,584)	-2%	(1,071)	-2%	(4,172)	-2%	(3,829)	-2%	(48)%	(9)%
	Occupancy expense	(3,571)	-5%	(3,398)	-6%	(10,412)	-5%	(11,005)	-6%	(5)%	5%
	Other operating expense	(5,360)	-8%	(4,425)	-8%	(14,822)	-8%	(13,783)	-8%	(21)%	(8)%
		$(18,311)	-27%	$(14,197)	-26%	$(50,229)	-26%	$(48,567)	-27%	(29)%	(3)%
New Zealand	Film rent and advertising cost	$(2,512)	-4%	$(1,453)	-3%	$(6,929)	-4%	$(5,388)	-3%	(73)%	(29)%
	Concession cost	(527)	-1%	(322)	-1%	(1,453)	-1%	(1,120)	-1%	(64)%	(30)%
	Occupancy expense	(1,252)	-2%	(914)	-2%	(3,575)	-2%	(3,031)	-2%	(37)%	(18)%
	Other operating expense	(1,607)	-2%	(1,210)	-2%	(4,516)	-2%	(3,739)	-2%	(33)%	(21)%
		$(5,898)	-9%	$(3,899)	-7%	$(16,473)	-9%	$(13,278)	-7%	(51)%	(24)%

Total operating expense		$(54,003)	-80%	$(46,011)	-85%	$(154,383)	-80%	$(145,782)	-81%	(17)%	(6)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,547)	-2%	$(1,339)	-2%	$(4,472)	-2%	$(3,839)	-2%	(16)%	(16)%
	General and administrative expense	(818)	-1%	(659)	-1%	(2,059)	-1%	(2,000)	-1%	(24)%	(3)%
		$(2,365)	-3%	$(1,998)	-4%	$(6,531)	-3%	$(5,839)	-3%	(18)%	(12)%
Australia	Depreciation and amortization	$(1,092)	-2%	$(1,036)	-2%	$(3,153)	-2%	$(3,324)	-2%	(5)%	5%
	General and administrative expense	(217)	0%	(226)	0%	(748)	0%	(581)	0%	4%	(29)%
		$(1,309)	-2%	$(1,262)	-2%	$(3,901)	-2%	$(3,905)	-2%	(4)%	-%
New Zealand	Depreciation and amortization	$(436)	-1%	$(294)	-1%	$(1,249)	-1%	$(970)	-1%	(48)%	(29)%
	General and administrative expense	14	0%	35	0%	21	0%	18	0%	nm	nm
		$(422)	-1%	$(259)	0%	$(1,228)	-1%	$(952)	-1%	(63)%	(29)%

Total depreciation, amortization, general and administrative expense		$(4,096)	-6%	$(3,519)	-6%	$(11,660)	-6%	$(10,696)	-6%	(16)%	(9)%
OPERATING INCOME - CINEMA
United States		$2,042	3%	$1,000	2%	$7,063	4%	$5,795	3%	104%	22%
Australia		5,931	9%	3,064	6%	14,838	8%	14,702	8%	94%	1%
New Zealand		1,753	3%	774	1%	4,635	2%	3,248	2%	126%	43%
Total Cinema operating income		$9,726	14%	$4,838	9%	$26,536	14%	$23,745	13%	101%	12%

Quarter Results:

Segment operating income

Cinema segment operating income more than doubled,  for an increase of $4.9 million, to $9.7 million for the quarter ended September 30, 2016 compared to September 30, 2015, primarily driven by higher admissions and concessions revenues, the opening of our LynnMall Cinema in November 2015 and stronger foreign exchange average rates for Australian and New Zealand operations. Please refer below for further detailed explanation.

Revenue

Cinema revenue increased by 25%, or $13.5 million, to $67.8 million for the quarter ended September 30, 2016 compared to September 30, 2015, primarily attributable to higher attendance in the United States, Australia and New Zealand and a positive impact from stronger foreign exchange average rates. Comparing the three months period of the current year and prior year, Australian dollars and New Zealand dollars strengthened against U.S. dollars by 5% and 11% (on average rates), respectively.

The three-month revenue in the United States increased by 11%, or $3.3 million, primarily driven by higher attendance (including impact of the re-opening of our Carmel Mountain theatre in San Diego, CA in October 2015) and increase in average ticket prices, offset by the impact of the closure of our Gaslamp cinema in San Diego.  Similarly, Australia’s cinema revenue increased by 38%, or $7.0 million, primarily due to significant increase in attendance and the favorable impact from stronger foreign exchange average rates, offset by a  reduction in average ticket prices.   In New Zealand, cinema revenue significantly increased by 64%, or $3.1 million, mainly due to higher attendance and the opening of our LynnMall cinema in November 2015, in addition to favorable impact from foreign exchange average rates.

Operating expense

Operating expense for the quarter ended September 30, 2016 increased by 17%,  or $8.0 million, mainly attributable to higher film rent and higher advertising costs and the opening of the new LynnMall cinema in New Zealand, in addition to cost increases attributable to foreign exchange rates.  This was reduced by the closure of Gaslamp Cinema in San Diego, CA on January 31, 2016 and the closure of our Redbank Cinema in Australia on October 7, 2015.

Operating expense as a percentage of gross revenue improved by 5% to 80%, mainly attributable to the change in the increases in revenue and operating expenses discussed above.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2016  increased by 16%, or $577,000, primarily driven by an increase in depreciation resulting from improvements in several of our cinema facilities, the opening of our new LynnMall cinema in New Zealand and the re-opening of our Carmel Mountain Theatre in San Diego.

Nine Months Results:

Segment operating income

Cinema segment operating income increased by 12%, or $2.8 million, to $26.5 million for the nine months ended September 30, 2016 compared to September 30, 2015, primarily driven by higher admissions and concessions revenues and the opening of our LynnMall Cinema in November 2015,  partially offset by the slightly weaker foreign exchange average rates for Australian and New Zealand operations.  Please refer below for further detailed explanation.

Revenue

Cinema revenue increased by 7%, or $12.4 million, to $192.6 million for the nine months ended September 30, 2016 compared to September 30, 2015, primarily attributable to higher admissions and concessions revenues,  partially offset by the slightly weaker foreign exchange average rates for Australian and New Zealand operations. Comparing the nine months period of the current year and prior year, both Australia dollars and New Zealand dollars weakened against the U.S. dollars by 3% (on average rates).

The nine-month revenue for the period ended September 30, 2016 in the United States slightly increased by 6%, or $5.7 million, to $101.3 million driven by higher average ticket prices and partially offset by lower attendance during the 2nd quarter of 2016 as a result of a  weaker film slate in that period relative to 2015.   Australia cinema revenue increased by 3%, or $1.8 million,  to $69.0 million primarily due to higher attendance and offset by unfavorable impact from foreign exchange average rate movements and reduction in average ticket prices.      In New Zealand, cinema revenue increased by 28%, or $4.9 million,  to $22.3 million mainly due to higher attendance and the opening of our LynnMall cinema in November 2015, partially offset by unfavorable impact from foreign exchange average rate movements.  The New Zealand exhibition market benefited from the most successful local film release of all time, “Hunt for the Wilderpeople”.

Operating expense

Operating expense for the nine months ended September 30, 2016 increased by 6%, or $8.6 million, to $154.4 million mainly attributable to higher film rent and higher advertising costs and the opening of the new LynnMall cinema in New Zealand, partially offset by the impact of foreign exchange rates noted above.  This was reduced by the closure of Gaslamp Cinema in San Diego, CA on January 31, 2016 and the closure of our Redbank Cinema in Australia on October 7, 2015.

Operating expense as a percentage of gross revenue increased slightly by 1% to 80%.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine-month period increased by 9%, or $964,000,  to $11.7 million primarily driven by an increase in depreciation resulting resulting from improvements in several of our cinema facilities, the opening of our new LynnMall cinema in New Zealand and the re-opening of our Carmel Mountain Theatre in San Diego.

Real Estate

The following tables detail our real estate segment operating results for the quarter and nine months ended September 30, 2016 and 2015, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav / (Unfav)
(Dollars in thousands)		September 30, 2016	% of Revenue	September 30, 2015	% of Revenue	September 30, 2016	% of Revenue	September 30, 2015	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theater rental and ancillary income	$623	12%	$806	16%	$2,119	13%	$2,511	16%	(23)%	(16)%
	Property rental income	108	2%	389	8%	304	2%	1,277	8%	(72)%	(76)%
		731	14%	1,195	24%	2,423	15%	3,788	24%	(39)%	(36)%
Australia	Property rental income	3,480	65%	2,695	54%	10,110	63%	8,427	53%	29%	20%
New Zealand	Property rental income	1,179	22%	1,078	22%	3,428	21%	3,693	23%	9%	(7)%

Total revenue		$5,390	100%	$4,968	100%	$15,961	100%	$15,908	100%	8%	-%
OPERATING EXPENSE
United States	Live theater cost	$(74)	-1%	$(912)	-18%	$(1,167)	-7%	$(1,812)	-11%	92%	36%
	Property cost	(118)	-2%	(33)	-1%	(163)	-1%	(124)	-1%	(> 100)%	(31)%
	Occupancy expense	(253)	-5%	(265)	-5%	(473)	-3%	(758)	-5%	5%	38%
		(445)	-8%	(1,210)	-24%	(1,803)	-11%	(2,694)	-17%	63%	33%
Australia	Property cost	(887)	-16%	(466)	-9%	(1,945)	-12%	(1,355)	-9%	(90)%	(44)%
	Occupancy expense	(511)	-9%	(404)	-8%	(1,599)	-10%	(1,339)	-8%	(26)%	(19)%
		(1,398)	-26%	(870)	-18%	(3,544)	-22%	(2,694)	-17%	(61)%	(32)%
New Zealand	Property cost	(298)	-6%	(332)	-7%	(809)	-5%	(1,115)	-7%	10%	27%
	Occupancy expense	(155)	-3%	(158)	-3%	(472)	-3%	(501)	-3%	2%	6%
		(453)	-8%	(490)	-10%	(1,281)	-8%	(1,616)	-10%	8%	21%

Total operating expense		$(2,296)	-43%	$(2,570)	-52%	$(6,628)	-42%	$(7,004)	-44%	11%	5%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(91)	-2%	$(86)	-2%	$(252)	-2%	$(247)	-2%	(6)%	(2)%
	General and administrative expense	(73)	-1%	(20)	0%	(69)	0%	40	0%	(> 100)%	(> 100)%
		(164)	-3%	(106)	-2%	(321)	-2%	(207)	-1%	(55)%	(55)%
Australia	Depreciation and amortization	(600)	-11%	(447)	-9%	(1,617)	-10%	(1,458)	-9%	(34)%	(11)%
	General and administrative expense	(279)	-5%	(178)	-4%	(774)	-5%	(535)	-3%	(57)%	(45)%
		(879)	-16%	(625)	-13%	(2,391)	-15%	(1,993)	-13%	(41)%	(20)%
New Zealand	Depreciation and amortization	(263)	-5%	(213)	-4%	(727)	-5%	(711)	-4%	(23)%	(2)%
	General and administrative expense	(33)	-1%	(11)	0%	(50)	0%	(41)	0%	(> 100)%	(22)%
		(296)	-5%	(224)	-5%	(777)	-5%	(752)	-5%	(32)%	(3)%
Total depreciation, amortization, general and administrative expense		$(1,339)	-25%	$(955)	-19%	$(3,489)	-22%	$(2,952)	-19%	(40)%	(18)%
OPERATING INCOME - REAL ESTATE
United States		$122	2%	$(121)	-2%	$299	2%	$887	6%	> 100%	(66)%
Australia		1,203	22%	1,200	24%	4,175	26%	3,740	24%	0%	12%
New Zealand		430	8%	364	7%	1,370	9%	1,325	8%	18%	3%
Total real estate operating income		$1,755	33%	$1,443	29%	$5,844	37%	$5,952	37%	22%	(2)%

Quarter Results:

Segment operating income

Real estate segment operating income increased by 22%, or $312,000, to $1.8 million for the quarter ended September 30, 2016 compared to September 30, 2015, primarily attributable to the increase in property rental income attributed to Cannon Park purchased in December 2015, offset by the closure of Union Square property for redevelopment.  Please refer below for further explanation.

Revenue

Real estate revenue for the three-month period increased by 8%, or $422,000, mainly driven by the increase in property rental income attributable to Cannon Park in Australia, which was purchased in December 2015, and the impact of favorable foreign exchange rates on our Australia and New Zealand operations.  This was offset by the temporary closure of Union Square property for redevelopment.

Operating expense

Operating expense for the quarter ended September 30, 2016 decreased by 11%, or $274,000, as a result of the closure of our Union Square property in New York and the sale of our Taupo property in New Zealand, offset by the purchase of Cannon Park in Australia.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2016 increased by 40%, or $384,000, primarily driven by increased depreciation expense due to recent acquisitions and property, as well as enhancements increased salary costs due to staff expansion as we continue to develop our Real Estate capacity.

Nine Months Results:

Segment operating income

Real estate segment operating income decreased by 2%, or $108,000, to $5.8 million for the nine months ended September 30, 2016 compared to September 30, 2015, primarily attributable to the closure of the Union Square property for redevelopment and higher depreciation, amortization, general and administrative expense.  Please refer below for further explanation.

Revenue

Real estate revenue for the nine months ended September 30, 2016 slightly increased by $53,000, mainly driven by the increase in property rental income attributable to Cannon Park in Australia, which was purchased in December 2015.   This was offset by lower property rental income from U.S. and New Zealand due to the temporary closure of our Union Square New York property currently being re-developed and the sale of Taupo property in New Zealand, in addition to the impact of unfavorable foreign exchange rates on our Australia and New Zealand operations.

Operating expense

Operating expense for the nine months ended September 30, 2016 decreased by 5%, or $376,000, as a result of the closure of Union Square property in New York and sale of Taupo property in New Zealand, offset by the purchase of Cannon Park in Australia.  Further, the foreign exchange rate movements for Australia and New Zealand operations decreased operating expenses.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2016 increased by 18%, or $537,000, primarily driven by increased depreciation expense due to recent acquisitions and property enhancements, as well as increased salary costs due to staff expansion as we continue to develop our Real Estate capacity.

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

The change in cash and cash equivalents is as follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	% Change
Net cash provided by operating activities	$14,516	$21,367	(32)%
Net cash (used in)/provided by investing activities	(35,509)	8,734	(507)%
Net cash provided by/(used in) financing activities	10,883	(10,586)	203%
Effect of exchange rate changes on cash and cash equivalents	388	(7,682)	105%
Net (decrease)/increase in cash and cash equivalents	$(9,722)	$11,833	(182)%

Operating activities

Cash provided by operating activities during the current nine-month period decreased by $6.9 million, to $14.5 million, primarily driven by a decrease of $3.7 million in changes in operating assets and liabilities and by a $3.1 million decrease in operational cash flows.

Investing activities

Cash provided by investing activities during the current nine-month period decreased by $44.2 million, to net cash used of $35.5 million, primarily due to one-off cash inflows in 2015 from the sale of investment properties of $21.1 million and the increase of $21.3 million in purchases and capital expenditures as part of our real estate development program.

Financing Activities

The $10.9 million net cash provided by financing activities during the current nine-month period was primarily related to $52.4 million proceeds from borrowings, offset by $40.8 million in loan repayments.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At September 30, 2016, our consolidated cash and cash equivalents totaled $10.0 million.  Of this amount, $5.9 million and $1.7 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows and lines of credit.  The Company had $55.7 million unused capacity of available corporate credit facilities at September 30, 2016.  In addition, we have $13.1 million (NZ$18.0 million) unused capacity as construction funding for New Zealand.

We completed the refinancing of our $15.0 million Santander Bank Term Loan (USA) prior to the maturity date of October 1, 2016 with a new lender, into a new 3-year term $20.0 million loan.    In addition, we are in the process of obtaining (i) a mortgage on the new corporate headquarters in Los Angeles that we purchased in April 2016, and (ii) a construction financing on our Union Square property re-development project in New York.  We currently expect these two financing negotiations to be completed during the fourth quarter of 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of September 30, 2016:

(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Debt(1)	$135	$9,411	$18,495	$88,265	$--	$--	$116,306
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Tax settlement liability	2,500	--	--	--	--	--	2,500
Pension liability	2,052	684	684	684	684	3,122	7,910
Village East purchase option(3)	5,900	--	--	--	--	--	5,900
Lease obligations	7,958	31,806	27,835	25,172	18,379	141,793	252,943
Estimated interest on debt (2)	1,408	5,229	4,655	3,504	1,316	8,557	24,669
Total	$19,953	$47,130	$51,669	$117,625	$20,379	$181,385	$438,141

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

Refer to Note 1 – The Company Basis of Presentation –  Recently Adopted and Issued Accounting Pronouncements for more information regarding new and recently adopted accounting pronouncements.

FINANCIAL RISK MANAGEMENT

Currency and interest rate risk

The Company’s objective in managing exposure to foreign currency and interest rate fluctuations is to reduce volatility of earnings and cash flows in order to allow management to focus on core business issues and challenges.

We currently manage our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies to match revenues and expenses. Since we intend to conduct business mostly on a self-funding basis, except for funds used to pay an appropriate share of our domestic corporate overhead), we do not believe the currency fluctuations presents a material risk to the Company.  As such, we  do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

As we continue to progress with our acquisition and development activities in Australia and New Zealand, the effect of variations in currency values of our assets and liabilities for Australia and New Zealand stated in US Dollars may increase.

Set forth below is a chart reflecting the currency trends for the Australian and New Zealand Dollars vis-à-vis the U.S. Dollars over the past 20 years.

Our exposure to interest rate risk arises out of our intermediate term floating-rate borrowings.  To manage the risk, we utilize interest rate derivative contracts to convert certain floating-rate borrowings into fixed-rate borrowings. It is the Company’s policy to enter into interest rate derivative transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

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

At September 30, 2016, approximately 45% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $7.6 million in cash and cash equivalents.  At December 31, 2015, approximately 46% and 19% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $10.4 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $9.3 million for the nine months ended September 30, 2016.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 76% and 59% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $13.7 million and $4.4 million, respectively, and the change in our quarterly net income would be $1.1 million and $263,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2016 and December 31, 2015,  the balance of cumulative foreign currency translation adjustments was approximately $23.9 million gain and $14.6 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $193,000 increase or decrease in our quarterly interest expense.

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

In 2015, we noted a material weakness regarding certain controls related to income tax accounting.  Throughout 2016, we  have been working assiduously to remediate these controls and anticipate that these controls will be updated and fully implemented by year-end.  To this end, during the third quarter of 2016, we have hired a Director of Tax with a background in international tax accounting.  Since late 2015, we have retained a Big 4 accounting firm to review our tax accounting on a quarterly and annual basis.

Changes in Internal Control over Financial Reporting

Other than the hiring discussed above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

There have been no material changes to the legal proceedings as previously disclosed in our annual report on Form 10-K filed on April 29, 2016 with the SEC for the fiscal year ended December 31, 2015, except as disclosed below:

•	Updates to The STOMP Arbitration

In April 2016, we received a Final Award in our arbitration with The STOMP Company Limited Partnership (“Stomp”), the producer of the show STOMP, which has been playing at our Orpheum Theater in New York City for 20 years and still continues to play to this date.   The Final Award awards us $2.3 million in attorney’s fees and costs.  In September 2016, the parties agreed on the payment terms of the Final Award (“Payment Agreement”), on a basis that is intended to allow recovery by the Company of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater.  Under the Payment Agreement, Stomp made an initial payment of $325,000 on September 28, 2016 and the remaining amount to be paid over time,  with final payment due and payable in June 2019.  We have filed a judgment of the arbitral award against Stomp with the New York Supreme Court to protect the Company in the event Stomp defaults on the Payment Agreement.    STOMP continues to play at our  Orpheum Theater under a license agreement that was amended by the Payment Agreement.

•	Updates to the Derivative Litigation

In  July 2016, all of the stockholder plaintiffs in the consolidated derivative cases  other than James J. Cotter, Jr. (the “Independent Plaintiff Stockholders) entered into a settlement agreement with the Company and all of the Company’s directors (other than James J. Cotter, Jr.) withdrew their claims. The settlement was approved by the District Court of the State of Nevada for Clark County and judgment dismissing with prejudice the claims of the Independent Plaintiff Stockholders was entered on October 20, 2016.  Under the judgment, each party is to bear its own legal fees.  In the joint press release issued by the Company and the Independent Plaintiff Stockholders, representatives of the Independent Plaintiff Stockholders stated as follows:  "We are pleased with the conclusions reached by our investigations as Plaintiff Stockholders and now firmly believe that the Reading Board of Directors has and will continue to protect stockholder interests and will continue to work to maximize shareholder value over the long term.  We appreciate the Company's willingness to engage in open dialogue and are excited about the Company's prospects. Our questions about the termination of James Cotter, Jr., and various transactions between Reading and members of the Cotter family-or entities they control-have been definitively addressed and put to rest. We are impressed by measures the Reading Board has made over the past year to further strengthen corporate governance.  We fully support the Reading Board and management team and their strategy to create stockholder value.”

On August 3, 2016 James J. Cotter Jr., filed a motion with the Court seeking permission to file a “Second Amended Verified Complaint” (the “SAP”), which motion has been approved.

The SAP adds as defendants Directors Judy Codding and Michael Wrotniak   It adds additional purported claims including purported claims relating to the selection of Ellen Cotter to serve as our Company’s President and Chief Executive Officer, the retention of Margaret Cotter to serve as our Executive Vice President responsible for our live theater operations and the management and development of our New York properties, the ability of Ellen Cotter and Margaret Cotter to vote 100,000 share of our Class B stock, issued upon the exercise of certain stock options held of record by the Estate of James J. Cotter, Sr.,  and the handling by our Board of Directors of an indication of interest received at the end of May relating to the purchase of all of the stock of our Company.

Discovery is continuing.  No trial date has been scheduled.

To date, except for a $500,000 deductible, the bulk of the out-of-pocket costs associated with the defense of the above described litigation has been covered by the Company’s Directors and Officers Insurance.    However, the $10,000,000 limits of that policy have now been exhausted.  Accordingly, the costs of such defense going forward will be a general administrative expense of the Company.

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

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for details.

Item 6 – Exhibits

10.1	Mortgage Consolidation, Modification and Extension Agreement, dated August 31, 2016, between Sutton Hill Properties, LLC and Valley National Bank, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:November 8, 2016

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:November 8, 2016

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer