Form 10-K
period 2016-12-31
READING INTERNATIONAL INC
filed 2017-03-13
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 1-8625

READING INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization) 5995 Sepulveda Boulevard, Suite 300 Culver City, CA (Address of principal executive offices)	95-3885184 (I.R.S. Employer Identification Number) 90230 (Zip Code)

Registrant’s telephone number, including Area Code:  (213) 235-2240

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	NASDAQ
Class B Voting Common Stock, $0.01 par value	NASDAQ

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

Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 10, 2017, there were 21,497,717 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.    The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $286,545,942 as of December 31, 2016.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement, in connection with its 2017 annual meeting of stockholders, to be filed within 120 days of December 31, 2016, are incorporated by reference into Part III, Items 10-14, of this annual report on Form 10-K.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2016

The information in this Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K" or “2016 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussions and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2016 Form 10-K.

PART I

Item 1 – Our Business

GENERAL

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 incident to our reincorporation in Nevada. Our class A non-voting common stock (“Class A Stock”) and class B voting common stock (“Class B Stock”) are listed for trading on the NASDAQ Capital Market (Nasdaq-CM) under the symbols RDI and RDIB, respectively.  Effective February 2017, our principal executive offices are located at 5995 Sepulveda Blvd, Suite 300, Culver City, California 90230. Our previous address was at 6100 Center Drive, Suite 900, Los Angeles, California 90045. Our general telephone number is (213) 235-2240.

Our company website address is www.ReadingRDI.com.  It is our practice to make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with or furnished it to the Securities and Exchange Commission (www.sec.gov).  The contents of our company website are not incorporated into this report. Our corporate governance guidelines and charters for our Audit and Conflicts Committee and Compensation and Stock Options Committee are available on our website.  In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

DESCRIPTION OF BUSINESS (including information about segments and geographic areas)

We are an internationally diversified company principally focused on the development, ownership and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we have two business segments:

•	Cinema Exhibition, through our 58 cinemas, and,
•	Real Estate, including real estate development and the rental or licensing of retail, commercial and live theater assets.

We synergistically bring together real-estate based entertainment and real estate and believe that these two business segments complement one another, as our cinemas have historically provided the steady cash flows that allow us to be opportunistic in acquiring and holding real estate assets (including non-income producing land) and support our real estate development activities.  Our real estate allows us to develop an asset base that we believe will stand the test of time and one that is capable of being leveraged. More specifically, the combination of these two segments provides a variety of advantages including the following:

•

Cinemas can be used as anchors for larger retail developments (referred to as entertainment-themed centers, or “ETCs”), and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate with third-party anchor tenants.  We have used cinemas to create our own anchors in our ETCs in Sydney, Australia; Belmont, Australia; Townsville, Australia; and Wellington, New Zealand and we are adding a new cinema to our Brisbane, Australia shopping center.

•

Pure cinema operators can encounter financial difficulty as demands upon them to produce cinema-based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites or overpaying for existing cinemas. While we believe that there will continue to be attractive opportunities to acquire cinema assets and/or to develop upper-end specialty type theaters in the future, we do not feel pressure to build or acquire cinemas for the sake of adding units or building gross revenues. This strategy has, over the years, allowed us to acquire cinemas at multiples of trailing theater cash flow below those paid by third parties in recent acquisitions.  We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us.

•

We are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity. Our fee interests in Union Square, where construction is currently in progress, and in Third Avenue (near 60th Street) in New York City, which is slated for redevelopment, were initially acquired as, and in the case of our Third Avenue property, continues to be used as, entertainment properties.

Insofar as we are aware, we are the only publicly traded company in the world to apply this two-track, synergistic approach to the cinema and real estate development businesses on an international basis.  None of the major cinema exhibition companies (other than

Marcus Theatres) have any material landholdings as they operate predominantly on a leased-facility model.

We have worked to maintain a balance between our U.S. and our Australia/New Zealand assets. In July 2011, the Australia and New Zealand dollar reached their highest trading value against the U.S. Dollars at 1.1001 and 0.8776, respectively. They have both decreased since then which has adversely impacted our revenues and earnings. The Australian Dollar has decreased by 34% to 0.7230 and New Zealand has decreased by 21% to 0.6958.  However, we continue to believe that, over the long term, operating in Australia and New Zealand is a prudent diversification of risk.    Over the past five years there have been periods of recovery: the AU dollar has traded as high as 1.077 (February 2012) and the NZ Dollar as high as 0.8755 (June 2014).    Australia has been identified by the United Nations as one of the Top 10 highest natural resources per person in the world.  In 2013, the Organisation for Economic Co-operation and Development rated Australia as the best place to live and work in the world.

At December 31, 2016, the book value of our assets was $405.8 million, and, as of that same date, we had a consolidated stockholders’ book equity of $146.6 million. Calculated based on book value, $133.1 million, or 33% of our assets, relate to our cinema exhibition activities and $240.4 million, or 59%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Note 1 – Description of Business and Segment Reporting to our 2016 consolidated financial statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2016, we had approximately 40% of our assets in the United States, 42% in Australia and 18% in New Zealand compared to 35%,  46%, and 19% respectively, at the end of 2015.

At December 31, 2016, we had cash and cash equivalents of $19.0 million, which are accounted for as a corporate asset. Our cash included $10.5 million denominated in U.S. dollars, $6.3 million (AU $8.7 million) in Australian dollars, and $2.2 million (NZ $3.2 million) in New Zealand dollars. We had non-current assets of $141.1 million in the United States, $122.3 million (AU$169.2 million) in Australia and $69.7 million (NZ$100.2 million) in New Zealand.  We had $55.6 million unused capacity of available and unrestricted corporate credit facilities at December 31, 2016.

For 2016, our gross revenues in these jurisdictions were $143.1 million, $97.5 million, and $29.9 million, respectively, compared to $138.8 million, $93.5 million, and $25.6 million for 2015. All of our three operating jurisdictions posted revenue increases in 2016 primarily due to increased box office sales as a result of higher average ticket prices in the United States and attendance increases in our Australia and New Zealand operations. Our food & beverage (“F&B”) revenues also increased driven by our expanded F&B offerings, including the sale of alcoholic beverages.  The opening of new cinemas and re-opening of the refurbished ones, offset by closure of our money-losing cinema in the Gaslamp area of San Diego, also contributed to increasing our consolidated revenues.  Currency variations had minimal impact on translated revenues.

CINEMA EXHIBITION

We are dedicated to creating inspiring cinema experiences for our guests through hospitality-styled comfort and service, cinematic presentation, uniquely designed venues, curated film and event programming, and crafted food and beverage options. We manage our worldwide cinema exhibition business under various brands:

•	In the U.S.: under the Reading Cinemas, Angelika Film Center, Consolidated Theatres, and City Cinemas brands;
•	In Australia: under the Reading Cinemas brand; and,
•	In New Zealand: under the Reading Cinemas and Rialto brands.

Historically, we have focused on the ownership and/or operation of three categories of cinemas:

•	Modern stadium-seating multiplex cinemas featuring conventional film product;
•	Specialty and art cinemas, such as Angelika Film Centers in the U.S. and Rialto Cinema in New Zealand; and,
•

Conventional sloped-floor cinemas in certain markets, including New York City with its prohibitory occupancy and construction costs and small town markets that will not support the development of a modern stadium-design multiplex cinema.

Shown in the following table are the number of locations and theatre screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying asset as of December 31, 2016:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York(3)	6	23	5	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	27	245	26	1
Australia	New South Wales	6	43	4	2	Reading Cinemas
	Victoria	6	43	6		Reading Cinemas
	Queensland	4	40	2	2	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Australia Total	20	157	15	5
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	6	5
GRAND TOTAL		58	469	47	11

(1)	The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
(2)

The Company is a 50% joint venture partner in two (2) New Zealand Rialto cinemas.  We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)	Our New York statistics include one (1) managed cinema.

We continue to focus on upgrading our existing cinemas and developing new cinema opportunities to provide our customers with premium offerings, including luxury seating, state-of-the-art presentation including sound, lounges, cafés and bar service, and other amenities.  In 2015, we added the first IMAX auditorium to our circuit, but endeavor, where possible, to include one or more of our own branded large format TITAN XC screen offerings. Our circuit has been completely converted to digital projection and sound systems.

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

Although the cinema exhibition business is considered a mature business, we see growth opportunities in our cinema exhibition business principally from (i) the enhancement of our existing cinemas, (ii) the development in select markets of art and specialty cinemas, (iii) the development of new state-of-the-art cinemas on land that we already own or may in the future acquire, and (iv) the development of new cinemas in selected markets. While we continue to consider possible opportunities in third party developments, we prefer, where possible, to put our capital to work in properties that we own rather than take on potentially burdensome lease obligations with their built-in rent increases and pass-throughs.

We continue to expand and upgrade our circuit on an opportunistic basis.  In October 2016, we opened an eight-screen, state-of-the-art cinema, branded Olino by Consolidated Theatres, our ninth theatre and first to break ground since 2001 in the state of Hawaii.  In November 2015, we opened a new state-of-the-art cinema (eight screens) in Auckland, New Zealand.  In October 2015, we completed the renovation and rebranding as an “Angelika” luxury art cinema of our conventional cinema at the Carmel Mountain Plaza in San Diego, California and in September 2015, completely renovated our fourteen-screen Harbourtown cinema in Queensland, Australia, converting an auditorium in that theater to a TITAN XC auditorium.  In December 2015, we added the first IMAX screen to our circuit, which opened at our Bakersfield cinema in time for the opening of “Star Wars: The Force Awakens”. We continue to progress the construction of a new state-of-the art eight-screen cinema at our Newmarket Shopping Center in Brisbane, Australia.  We anticipate opening that cinema in the fourth quarter of 2017.

Since 2015, we have consistently executed our strategic priority of upgrading of the food and beverage menu at a number of our U.S. cinemas. We are focused on the renovation and upgrading of our existing U.S. cinemas, along the lines of our Carmel Mountain cinema.  Working with veteran Food Network executive, Bruce Seidel of Hot Lemon Productions and chef Santos Loo, we are upgrading our food and beverage offerings.  We have obtained beer and wine, and in some cases liquor, licenses for eleven of our venues in the U.S. (six of these licenses were obtained during 2016) and are in the application process for an additional three venues.  We intend to be able to offer alcoholic beverages at 17 or more of our U.S. cinemas by the end of 2017.  In our international cinema operations, we offer beer and wine menu options for nine of our cinema locations in Australia and four of our cinema locations in New Zealand.

As discussed in greater detail below, as part of our real estate operations, we purchased, in December 2015, the ETC in which our Townsville, Australia cinema is located and the adjacent discount center.

In January of 2015, we amended the lease of our Ward Theater in Honolulu as part of a planned renovation and further development by The Howard Hughes Company of its Ward Village center.  We have completed the Premier Wing section, a six-auditorium wing dedicated to 21+ audiences who can enjoy beer or wine during the film.

On January 31, 2016, following our run of “Star Wars: The Force Awakens”, we surrendered our Gaslamp Cinema in San Diego. In 2015, we  paid the landlord a $1.0 million negotiated termination fee, which was less expensive than continuing to operate an unprofitable theater at this location.  This cinema was acquired in 2008 as a part of the acquisition of a package of 15 locations from Pacific Theatres. The cinema was, at that time, a substantial money-loser and the purchase price was calculated taking into account the losses generated by that cinema and the likelihood that such losses would continue into the future.

In 2014, we completed an upgrade of our Cinemas 1,2,3 in New York City, which included the installation of luxury recliner seats.  This property is slated for redevelopment in the next few years.  No determination has been made as to whether a cinema use will be maintained as a part of that redevelopment.  If it is not, then the equipment used at this property will be used elsewhere in our circuit.

REAL ESTATE

We engage in real estate development and the ownership and rental or licensing to third parties of retail, commercial and live theater assets. We own the fee interests in all of our live theaters, and in 11 of our cinemas (as presented in the preceding table within the “Cinema Exhibition” section).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

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

Given the substantial increase in Manhattan rents and commercial real estate values in recent periods, we have closed our live theater at our Union Square property and commenced construction of a revitalized retail and office offering, known as 44 Union Square, at that location.  Also, we continue to pursue the redevelopment of our Cinemas 1,2,3 property.

In 2016, we began the construction phase of the redevelopment of our Union Square property into approximately 73,322 square feet of net leaseable area (inclusive of anticipated BOMA adjustments), comprised of retail and office space.  A short video on this project can be seen at www.44unionsquare.com.  BKSK Architects has designed the building with an iconic glass dome which has been approved by the City of New York Landmarks Preservation Commission.  We have received demolition and building approval of numerous permit applications from the Department of Building in July 2016, including the Alt-1 permit associated with the overall renovation of the structure.  All tenancies were terminated at the end of 2015.  The building has been vacated, and we have finished abatement and begun internal demolition activities at the site.  We have retained Edifice Real Estate Partners, LLC as our development manager, Newmark Grubb Knight Frank as our leasing agent, and, an affiliate of CNY Construction LLC to provide pre-construction management services.  BKSK and Gensler have assisted with the internal layout and interior design of the building.  On December 29, 2016, we entered into construction financing agreements with the Bank of the Ozarks and an affiliate of Fisher Brothers, who will together provide approximately $57.5 million in construction financing.  The total cost of the redevelopment is estimated at $71.9 million.  We have entered into a guaranteed maximum price construction contract with an affiliate of CNY and have entered into agreement with trades representing some 95% of the projected hard costs of the project.  We currently anticipate that construction will be completed by the second quarter of 2018.  Newmark advises us that retail tenant demand in our property continues to be strong.

Regarding our Cinemas 1,2,3 property in Manhattan, we have received the consent of the 25% minority member of the ownership entity for the redevelopment of the property. We are evaluating the potential to redevelop the property as a mixed use retail and residential and/or hotel property.  Further, we have completed a preliminary feasibility study and are currently in negotiations with the owner of the approximately 2,600 square foot corner parcel adjacent to our Cinemas 1,2,3 property on the corner of 60th Street and 3rd Avenue for the joint development of our properties.  A combination of the properties would produce approximately 121,000 square foot of FAR and approximately 140,000 square feet of gross buildable area.  No assurances can be given that we will be able to come to terms with the adjacent owner. On August 31, 2016, we secured a new three-year mortgage loan ($20.0 million) with Valley National Bank, the proceeds of which were used to repay the mortgage on the property with the Bank of Santander ($15.0 million), to repay Reading for its $2.9 million loan to Sutton Hill Properties, LLC (the owner of the property), and for working capital purposes.  We own a 75% managing member interest in Sutton Hill Properties, LLC.

On April 11, 2016, we purchased for $11.2 million a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder to unaffiliated third parties.  Culver City has in recent years developed as a center of entertainment and high-tech activity in Los Angeles County.  We anticipate, when the excess space is leased, we will be able to reduce our headquarters occupancy cost.  We moved into the building in February 2017 and obtained an $8.4 million refinancing of the property on December 13, 2016 pursuant to a 10-year, fixed rate mortgage loan at an interest rate of 4.64% per annum.

Overseas, on December 23, 2015, we acquired two adjoining ETCs in Townsville, Queensland, Australia for a total of $24.1 million (AU$33.4 million) comprising approximately 5.6 acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  Our multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center.  This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.  We will be operating these two (2) properties as a single ETC.  For additional information, see Note 4 – Real Estate Transactions.

We continue to work on the expansion and upgrading of our Auburn  ETC in Sydney, Australia, our Newmarket Shopping Center in Brisbane, Australia, and our Courtenay Central ETC in Wellington, New Zealand.

At Auburn, we have entered into agreements to lease approximately 15,000 square feet of additional retail space, which will increase the square footage of that center from approximately 117,000 to approximately 132,000 square feet.  Of this 15,000 square feet, 10,000 square feet was completed in 2016, with the remaining 5,000 square feet scheduled to be completed by September 2017.   This expansion is being funded internally.

At Newmarket, we are in the process of building a state-of-the art eight-screen cinema, approximately 10,000 square feet of additional retail space and approximately 142 additional parking spaces.  Construction commenced in the third quarter of 2016, with a projected opening in the fourth quarter of 2017.  On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant Coles supermarket.  This property is currently improved with an office building, which is now fully leased.  These leases have early termination provisions allowing us to terminate these arrangements in connection with a redevelopment of the property.  We intend to ultimately demolish this office building and to integrate this parcel into our Newmarket development.  This will increase our Newmarket footprint from approximately 204,000 to approximately 227,000 square feet.  Our Newmarket project is currently being funded internally.

In May 2015 we received town planning approval for an $11.8 million (NZ$17.0 million) supermarket and retail expansion at our Courtenay Central ETC, located in Wellington, New Zealand.  The expansion was anticipated to consist of an approximately 36,000 square foot “Countdown” supermarket and approximately 4,000 square feet of general retail space.  In connection with the expansion, we were contemplating an approximately NZ$6.0 million, upgrade and retenanting of the remainder of Courtenay Central.   However, recent events have added complexity to our development activities at Courtenay Central, both necessitating and permitting a complete review of our plans for that location.

•

First of all, our supermarket tenant has advised that it desires to upgrade the quality of the offering at our Center, which caused initial design and construction delays.   This was both good news and bad news, since while we believe that our Center would benefit from an upgraded grocer offering (the tenant being responsible for the increased costs resulting from such enhanced improvements), such upgrades would have delayed the opening date of the supermarket.  However, in some ways, these delay concerns may have been mooted by the earthquake that hit the Wellington area on November 14, 2016.

•

This earthquake severely damaged our 9 story parking garage at the Center, necessitating its demolition for health and safety reasons.    We are advised that the cost of such demolition plus the cost of reconstruction (up to an aggregate cap of $25.0 million) is covered by insurance, subject to a $553,000 (NZ$795,000) deductible.   The dangerous condition of the parking garage has also led to the closure of the existing Courtenay Central ETC, including our Reading cinema.    We are advised that our lost income resulting from this closure is likewise covered by insurance, again subject to certain caps and deductibles.

•

However, the location and configuration of the historic parking garage were less than ideal from the point of view of the refurbishment and expansion of Courtenay Central.   Accordingly, while we still intend to construct a supermarket at the site (but now upgraded to a “premium” supermarket), and while we do not contemplate the demolition of any of the remaining elements of Courtenay Central, we are reconsidering the layout of the property and the potential to increase the leasable square footage at the site by optimizing the location and configuration of the replacement parking garage.   This re-evaluation process is ongoing.

In addition to certain historic railroad properties (such as our 6.8 acre Viaduct Property in downtown Philadelphia) and certain expansion space associated with our existing ETC operations, we have two unimproved properties that we acquired for, and are currently being held for, development:  (i) our 202-acre parcel in Coachella, California (near Palm Springs), currently zoned for residential and mixed-use uses, and (ii) our 70.4–acre parcel in Manukau, a suburb of Auckland, New Zealand (located adjacent to the Auckland Airport).

In the second quarter of 2016, the Auckland City Council revised the zoning of the agricultural portion of our property in Manukau (approximately 64.0 acres) to light industrial uses.  The remaining 6.4 acres of our Manukau property were already zoned for heavy industrial use.  Light industrial uses include certain manufacturing, production, logistic, transportation, warehouse and wholesale distribution activities and, on an ancillary basis, certain office, retail and educational uses.  That decision was subject to a public announcement process, and became final in September 2016.  Now that our zoning enhancement goal has been achieved, we are reviewing our options with respect to the commercial exploitation of this asset.

Over the past 36 months, we have culled our real estate holdings to focus on those projects which we believe offer more upside potential to us. As part of this process, we sold our property in Lake Taupo, New Zealand, for $2.4 million (NZ$3.4 million).  We sold our land holdings in Moonee Ponds, Australia for $17.5 million (AU$23.0 million) on April 15, 2015 and our land holdings in Burwood, Australia, for $48.2 million (AU$65.0 million) on May 12, 2014, with a balance due of $42.3 million (AU$58.5 million) scheduled to be paid in December 2017. Our Burwood agreement provides for mandatory pre-payments in the event that any of the land is sold by the buyer, any such prepayment being in an amount equal to the greater of (a) 90% of the net sales price or (b) the balance of the purchase price multiplied by a fraction the numerator of which is the square footage of property being sold by the buyer and the denominator of which is the original square footage of the property being sold to the buyer. The buyer has informed us that it is under contract to sell a portion of this property and a potential prepayment of approximately $15.8 million (AU$21.8 million) is possible during the second quarter of 2017. We sold our Doheny Drive condominium in Los Angeles for $3.0 million, which closed on February 25, 2015. These sales were made based on our belief that the assets involved had reached the highest value that we could reasonably achieve without investing substantial additional sums for land use planning, construction, and marketing.

OPERATING INFORMATION

At December 31, 2016, our principal tangible assets included:

•	interests in 57 cinemas comprising some 465 screens;
•	fee interests in three live theaters (the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);
•	fee interest in one cinema (the Cinemas 1,2,3), in New York City;

•	fee interests in three cinemas in Australia (Belmont, Bundaberg and Maitland) and four cinemas in New Zealand (Dunedin, Invercargill, Napier and Rotorua);
•	fee interest in our Union Square property, previously used by us as a live theater venue and for rental to third parties and now being redeveloped for retail and office uses;
•	our ETCs and shopping centers in Sydney (Auburn Center), Brisbane (Newmarket Center), Townsville (Cannon Park) and Wellington (Courtenay Central);
•

In addition to the fee interests described immediately above, fee ownership of approximately 20.7 million square feet of developed and undeveloped real estate in the United States, Australia and New Zealand; and,

•	cash and cash equivalents, aggregating $19.0 million.

Cinema Exhibition

We own and/or manage cinema assets as follows:

	December 31, 2016
	Wholly Owned	Consolidated(1)	Unconsolidated(2)		Total owned	Managed(3)	Total owned and operated

United States
Cinemas	25	1	--		26	1	27
Screens	238	3	--		241	4	245
Australia
Cinemas	17	2	1	(4)	20	--	20
Screens	130	11	16		157	--	157
New Zealand
Cinemas	9	--	2	(5)	11	--	11
Screens	54	--	13		67	--	67
Total Cinemas	51	3	3		57	1	58
Total Screens	422	14	29		465	4	469

(1) Cinemas owned and operated through consolidated, but not wholly owned, subsidiaries.

(2) Cinemas owned through interests in unconsolidated joint ventures.

(3) Cinemas in which we have no ownership interest, but which are operated by us under management agreements.

(4) 33.3% unincorporated joint venture interest.

(5) 50% unincorporated joint venture interest.

Although we operate cinemas in three jurisdictions, the general nature of our operations and operating strategies does not vary materially from jurisdiction-to-jurisdiction. In each jurisdiction, our gross receipts are primarily from box office receipts, food and beverage (“F&B”) sales, and screen advertising. Our ancillary revenue is created principally from theater rentals (for example, for film festivals and special events), and ancillary programming (such as concerts and sporting events).

Our cinemas generated approximately 64% of their 2016 revenue from box office receipts.  Ticket prices vary by location, and we offer reduced rates for senior citizens, children and, in certain markets, military and students.

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

F&B sales accounted for approximately 29% of our total 2016 cinema revenue. Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, historically F&B products have been primarily popcorn, candy, and soda. This is changing, as more of our theaters are offering expanded food and beverage offerings.  One of our strategic focuses is to upgrade our existing cinemas with expanded F&B offerings. We intend to have alcoholic beverage licenses for at least 17 of our U.S. cinemas by end of 2017.

Screen advertising and other revenue contribute approximately 7% of our total 2016 cinema revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies provide such advertising to us.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage our cinemas with executives located in Los Angeles and  Manhattan in the U.S.; Melbourne, Australia; and Wellington, New Zealand.  Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we are principally responsible for the booking of these two cinemas, our joint venture partner, Event Cinemas, manages their day-to-day operations.  In addition, we have a one-third interest in a 16-screen Brisbane cinema managed by Event Cinemas.

Licensing and Pricing

Film product is available from a variety of sources, ranging from the major film distributors, such as Paramount Pictures, Twentieth Century Fox, Warner Bros, Buena Vista Pictures (Disney), Sony Pictures Releasing, Universal Pictures and Lionsgate, to a variety of smaller independent film distributors.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors. Worldwide, the major film distributors dominate the market for mainstream conventional films.  In the U.S., art and specialty film is distributed through the art and specialty divisions of these major distributors, such as Fox Searchlight and Sony Pictures Classics, and through independent distributors such as The Weinstein Company. Generally speaking, film payment terms are based upon an agreed-upon percentage of box office receipts that will vary from film-to-film.

Competition

In certain of our U.S. markets, film may be allocated by the distributor among competitive cinemas, commonly known as “clearance”, while in other such U.S. markets we have access to all film in the market.  This is discussed in greater detail below.  Accordingly, from time-to-time, we are unable to license every film that we may desire to play. In the Australian and New Zealand markets, we generally have access to all film product in the market.

We believe that the success of a cinema depends on its access to popular film product because film patrons tend to decide on a film they would like to see first and then a cinema where the film is available.  If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, out of necessity, go to that cinema. If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience, quality and cost of tickets at the various cinemas. For example, most cinema patrons seem to prefer a modern stadium-design multiplex to an older sloped-floor cinema, and to prefer a cinema that either offers convenient access to free parking (or public transport) over a cinema that does not.

This view is being challenged by some exhibitors, who are now promoting a “dine-in” concept.  These exhibitors believe that if offered the right environment, consumers will choose the venue first, and the movie second.  We believe that the jury is out as to the economic viability of this concept given, among other things, the space and fit-out costs involved, the necessarily reduced seat count where food is served at the seat, the split between consumers who want and who oppose having in-auditorium dining (some people just want to see the movie, and find in-auditorium service and dining to be a distraction from the movie itself), and the pricing of such offerings.  It also appears to us, that one still needs to at least offer top film product.  So, even with these dine-in theaters, access to film remains a principal concern.

In certain markets in the U.S., distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, at their complete and absolute discretion, even though the number of “digital prints” is theoretically unlimited and all advertising for conventional film is paid for by the distributors. Some competitors, like AMC, have in recent periods been increasingly aggressive in their efforts to prevent competitors’ access to film product in film zones where they have cinemas.  We face clearance situations in several markets.

The use of clearances is currently under attack. We believe that, as the two principal justifications for clearances (the cost of producing an additional print and the shared advertising cost) no longer exist, that ultimately clearances should (except in exceptional cases – for example where a distributor’s strategy is for a limited or staged release) go away.  If this occurred, on balance, we believe that this will be a positive development for us, as it will generally increase our access to film in competitive markets.  Pressure on the major chains to stop using “clearances” is increasing.  An investigation by the United States Department of Justice, Antitrust Division, into the possible anticompetitive activities of major chains has been initiated.   Also, there have been private lawsuits by small chains to stop the practice.  For example, iPic Theaters has obtained a temporary injunction against clearance practices by one major chain in Harris County, Texas, and is seeking further injunctions against other major chains in Texas as well as in other jurisdictions, such as the District of Columbia. In 2016, several major distributors (including 20th Century Fox and Universal Studios) announced that they would no longer grant clearances.   We believe that this will increase our access to top film product.

For now, competition for films can be intense, depending upon the number of cinemas in a particular market. Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, in the United States, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal, AMC (including the newly acquired Carmike) and Cinemark, these mega-exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Also, the majors have a significant number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets.  Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top-grossing films, rather than deal with independents such as ourselves. The situation is different in

Australia and New Zealand, where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.  However, on the reverse side, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films.

In general, our cinemas are modern multiplex cinemas with competitive parking. The availability of state-of-the-art technology and/or luxury seating can also be a factor in the preference of one cinema over another. In recent periods, a number of cinemas have been opened or re-opened featuring luxury seating and/or expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat.  We have, for a number of years, offered alcoholic beverages in certain of our Australia and New Zealand cinemas and at certain of our Angelika Film Centers in the U.S.  We are currently working to upgrade the seating and food and beverage offerings (including the offering of alcoholic beverages) at a number of our existing cinemas.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are AMC (with 8,200 screens in 661 cinemas, which includes the information of newly acquired Carmike),  Regal (with 7,267 screens in 561 cinemas),  and Cinemark (with 4,542 screens in 339 cinemas).  As of December 31, 2016, we were the 9th largest exhibitor with 1% of the box office in the United States with 245 screens in 27 cinemas under management.

The principal exhibitors in Australia are Greater Union, which does business under the Event Cinemas name (a subsidiary of Amalgamated Holdings Limited) (“Events”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 68% of the total cinema box office: Event 32%, Hoyts 21%, and Village 15%.  Event has 530 screens nationally, Hoyts 355 screens, and Village 214 screens.  By comparison, our 141 screens (excluding any partnership theaters) represent approximately 7% of the total box office. In June 2015, Hoyts was acquired by Wanda, which also holds a controlling interest in AMC.

The principal exhibitors in New Zealand are Event Cinemas with 111 screens nationally and Hoyts with 63 screens.  Reading has 54 screens (excluding its interest in unconsolidated joint ventures).  The major exhibitors in New Zealand control approximately 53% of the total box office: Event 33% and Hoyts 20%.  Reading has 15% of the market (Event and Reading market share figures exclude any partnership theaters).

In Australia and New Zealand, the industry is somewhat vertically integrated in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand for Warner Brothers. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.

Many of our competitors have substantial financial resources which could allow them to operate in a more competitive manner than us.

In-Home and Mobile Device Competition

The “in-home” and mobile device entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home and mobile device entertainment systems and in the accessibility to, and quality of, entertainment programming through cable, satellite, internet distribution channels, and Blu-ray/DVD. The success of these alternative distribution channels puts additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates and the willingness of consumers to take the time and pay the admission price to go to the movie theater.  To a certain extent, it appears that consumers are willing to choose convenience over presentation quality. These are issues common to both our U.S. and international cinema operations.

Competitive issues are discussed in greater detail under the caption, Item 1A – Risk Factors.

Seasonality

Major films are generally released to coincide with holidays. With the exception of Christmas and New Year’s Days, this fact provides some balancing of our revenue because there is no material overlap between holidays in the United States and those in Australia and New Zealand. Distributors will delay, in certain cases, releases in Australia and New Zealand to take advantage of Australian and New Zealand holidays that are not celebrated in the United States. However, the deferral of releases is becoming increasingly less common, given the need to address internet and other channels of distribution that operate on a worldwide basis.

Real Estate

Our real estate activities have historically consisted principally of:

•

the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or cinema-based real estate development projects;

•	the acquisition of fee interests in land for general real estate development;
•	the leasing to production companies of our live theaters; and,
•	the redevelopment of our existing fee-owned cinema or live theater sites to their highest and best use.

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

Employees

As of December 31, 2016, we had 88 full-time executive and administrative employees, 118 live theatre employees and 2,587 cinema employees. A small number of our cinema employees in New Zealand are union members, as are our projectionists in Hawaii. None of our Australian-based employees or other employees are subject to union contracts. Overall, we are of the view that the existence of these collective-bargaining agreements does not materially increase our costs of labor or our ability to compete. We believe our relations with our employees to be generally good.

Executive Officers of the Registrant

The following table sets forth information regarding our key executive officers as of February 28, 2017:

Name	Age	Title
Ellen M. Cotter	50	Chairperson of the Board, Chief Executive Officer and President
Margaret Cotter	49	Vice Chairperson of the Board, Executive Vice President – Real Estate Management and Development-NYC
Dev Ghose	63	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Andrzej J. Matyczynski	64	Executive Vice President – Global Operations
Robert F. Smerling	82	President – Domestic Cinemas
Wayne D. Smith	59	Managing Director – Australia and New Zealand

Ellen M. Cotter.  Ellen M. Cotter has been a member of our Board of Directors since March 13, 2013, and currently serves as a member of our Executive Committee.  Ms. Cotter was appointed Chairperson of our Board on August 7, 2014 and served as our interim President and Chief Executive Officer from June 12, 2015 until January 8, 2016, when she was appointed our permanent President and Chief Executive Officer.  She joined the Company in March 1998.  Ms. Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown Law School.  Prior to joining the Company, Ms. Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in New York City.  Ms. Cotter is the sister of Margaret Cotter and James J. Cotter, Jr.  For more than the past ten years, Ms. Cotter served as the Chief Operating Officer (“COO”) of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States.  Prior to her appointment as COO of Domestic Cinemas, she spent time in Australia and New Zealand, working to develop our cinema and real estate assets in those countries.  Ms. Cotter is the Co-Executor of her father’s estate, which is the record owner of 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Cotter is also a Co-Trustee of the James J. Cotter, Sr. Trust, which is the record owner of 696,080 shares of Class B Stock (representing an additional 41.4% of such Class B Stock).

Ms. Cotter brings to our Board her 18 years of experience working in our Company’s cinema operations, both domestically, in the United States and internationally, in Australia and New Zealand.  She has also served as the Chief Executive Officer of Reading’s subsidiary, Consolidated Entertainment, LLC, which operates substantially all of our cinemas in Hawaii and California.  In addition, with her direct ownership of 799,765 shares of Class A Stock and 50,000 shares of Class B Stock and her positions as Co-Executor of her father’s (James J. Cotter, Sr.) estate and Co-Trustee of the James J. Cotter, Sr. Trust, Ms. Cotter is a significant stakeholder in our Company.  Ms. Cotter is well recognized in and a valuable liaison to the film industry.  In recognition of her contributions to the independent film industry, Ms. Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards.  She was also inducted that same year into the ShowEast Hall of Fame.

Ms. Cotter is also a director of Cecelia Packing Corporation, an agricultural company in the Central Valley of California.

Margaret Cotter.    Margaret Cotter has been a Director of our Company since September 27, 2002, and on August 7, 2014 was appointed Vice Chairperson of our Board and currently serves as a member of our Executive Committee.  On March 10, 2016, our Board appointed Ms. Cotter as Executive Vice President-Real Estate Management and Development-NYC.  In this position, Ms.

Cotter is responsible for the management of our live theater properties and operations, including oversight of the development of our Union Square and Cinemas 1,2,3 properties.  Ms. Cotter is the owner and President of OBI, LLC (“OBI”), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development, NYC, managed our live-theater operations under a management agreement.  Pursuant to the OBI management agreement, Ms. Cotter also in 2016, served as the President of Liberty Theaters, LLC, the subsidiary through which we own our live theaters.  The OBI management agreement was terminated with Ms. Cotter’s appointment as Executive Vice President-Real Estate Management and Development-NYC.  Ms. Cotter is also a theatrical producer who has produced shows in Chicago and New York and is a board member of the League of Off-Broadway Theaters and Producers.  Ms. Cotter, a former Assistant District Attorney for King’s County in Brooklyn, New York, graduated from Georgetown University and Georgetown University Law Center.  She is the sister of Ellen M. Cotter and James J. Cotter, Jr.  Ms. Margaret Cotter is a Co-Executor of her father’s estate, which is the record owner of 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Margaret Cotter is also a Co-Trustee of the James J. Cotter, Sr. Trust, which is the record owner of 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such Class B Stock).

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

Ms. Cotter is also a director of Cecelia Packing Corporation, an agricultural company in the Central Valley of California.

Devasis (“Dev”) Ghose.  Dev Ghose was appointed Chief Financial Officer and Treasurer on May 11, 2015, Executive Vice President on March 10, 2016 and Corporate Secretary on April 28, 2016.  Over the past 25 years, Mr. Ghose served as Executive Vice President and Chief Financial Officer in a number of senior finance roles with three NYSE-listed companies:  Skilled Healthcare Group (a health services company, now part of Genesis HealthCare) from 2008 to 2013; Shurgard Storage Centers, Inc. (an international company focused on the acquisition, development and operation of self-storage centers in the US and Europe, now part of Public Storage) from 2004 to 2006; and HCP, Inc. (which invests primarily in real estate serving the healthcare industry) from 1986 to 2003, and as Managing Director-International for Green Street Advisors (an independent research and trading firm concentrating on publicly traded real estate corporate securities in the US & Europe) from 2006 to 2007.  Prior thereto, Mr. Ghose worked for 10 years for PricewaterhouseCoopers in the U.S., and KPMG in the UK from 1975 to 1985.  He qualified as a Certified Public Accountant in the U.S. and a Chartered Accountant in the U.K., and holds an Honors Degree in Physics from the University of Delhi, India and an Executive M.B.A. from the University of California, Los Angeles.

Andrzej J. Matyczynski.  On March 10, 2016, Mr. Matyczynski was appointed Executive Vice President—Global Operations.  From May 11, 2015 until March 10, 2016, Andrzej J. Matyczynski acted as the Strategic Corporate Advisor to the Company.  Mr. Matyczynski served as our Chief Financial Officer and Treasurer from November 1999 until May 11, 2015 and as Corporate Secretary from May 10, 2011 to October 20, 2014.  Prior to joining our Company, he spent 20 years in various senior roles throughout the world at Beckman Coulter Inc., a U.S. based multi-national company.  Mr. Matyczynski holds a Master’s Degree in Business Administration from the University of Southern California.

Robert F. Smerling.  Robert F. Smerling has served as President of our domestic cinema operations since 1994.  Mr. Smerling has been in the cinema industry for 58 years and, immediately before joining our Company, served as the President of Loews Theatres Management Corporation.

Wayne D. Smith.  Wayne D. Smith joined our Company in April 2004 as our Managing Director - Australia and New Zealand, after 23 years with Hoyts Cinemas.  During his time with Hoyts, he was a key driver, as Head of Property, in growing that company’s Australian and New Zealand operations via an AUD$250 million expansion to more than 50 sites and 400 screens.  While at Hoyts, his career included heading up the group’s car parking company and cinema operations, representing Hoyts as a director on various joint venture interests, and coordinating many asset acquisitions and disposals the company made.

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
•

with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

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

BUSINESS RISK FACTORS

We are currently engaged principally in the cinema exhibition and real estate businesses.  Because we operate in two business segments (cinema exhibition and real estate), we discuss separately below the risks we believe to be material to our involvement in each of these segments. We have discussed separately certain risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation.  Please note that, while we report the results of our live theater operations as real estate operations – because we are principally in the business of renting space to producers rather than in producing plays ourselves – the cinema exhibition and live theater businesses share certain risk factors and are, accordingly, discussed together below.

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

These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, (iii) better visibility to landlords and real estate developers, and (iv) better economies of scale than us.

In the case of our live theaters, we compete for shows not only with other “for profit” Off-Broadway theaters, but also with “not-for-profit” operators and, increasingly, with Broadway theaters.  We believe our live theaters are generally competitive with other Off-Broadway venues.  However, due to the increased cost of staging live theater productions, we are seeing an increasing tendency for plays that would historically have been staged in an Off-Broadway theater moving directly to larger Broadway venues.  In 2016, we closed our principal live theater in New York, the Union Square.

We face competition from other sources of entertainment and other entertainment delivery systems.    Both our cinema and live theater operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, internet streaming video services, Video on Demand, Blu-ray/DVD, the internet, video games and other sources of entertainment. The quality of “in-home” and mobile entertainment systems, as well as programming available on an in-home and mobile basis, has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an ”in-home” or mobile entertainment experience to the more public and presentation oriented experience offered by our cinemas and live theaters. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” or mobile forms of distribution.

There is the risk that, over time, distributors may move towards simultaneous release of motion picture product in multiple channels of distribution. Also, some traditional in-home and mobile distributors have begun the production of full-length movies, specifically for the purpose of direct or simultaneous release to the in-home and mobile markets. These factors may adversely affect the competitive advantage enjoyed by cinemas over “in-home” and mobile forms of entertainment, as it may be that the cinema market and the “in-home” and mobile markets will have simultaneous access to the same motion picture product. In recent times, a number of movies were released on a simultaneous basis to movie exhibitors and to in-home and mobile markets. It is likely that this trend will continue, making it increasingly important for exhibitors to enhance the convenience and quality of the theater-going experience.  Also, the amount of programming (including without limitation, the live streaming of sporting, theatrical and political events) available on an “in-home” and mobile basis continues to increase.

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

We also face competition from various other forms of “beyond-the-home” entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs. Our cinemas also face competition from live theaters and vice versa.  Also, social media offerings – such as Facebook and Snapchat – appear to be commanding increasing portions of the recreational time of our potential audience.

Our cinema and live theater businesses may be vulnerable to fears of terrorism, which could cause customers to avoid public assembly seating, and natural disasters.  Political events, such as terrorist attacks, and health-related epidemics, such as flu outbreaks, could cause patrons to avoid our cinemas or other public places where large crowds are in attendance. In addition, a natural disaster, such as a typhoon or an earthquake, could impact our ability to operate certain of our cinemas, which could adversely affect our results of operations.

Our cinema operations depend upon access to film and alternative entertainment product that is attractive to our patrons, and our live theater operations depend upon the continued attractiveness of our theaters to producers.    Our ability to generate revenue and profits is largely dependent on factors outside of our control, specifically, the continued ability of motion picture, alternative entertainment and live theater producers to produce films, alternative entertainment and plays that are attractive to audiences, the amount of money spent by film and alternative entertainment distributors and theatrical producers to promote their motion pictures, alternative entertainment and plays, and the willingness of these distributors and producers to license their films and alternative entertainment on terms that are financially viable to our cinemas and to rent our theaters for the presentation of their plays.  To the extent that popular movies, alternative entertainment and plays are produced, our cinema and live theater activities are ultimately dependent upon our ability, in the face of competition from other cinema and live theater operators to book such movies, alternative entertainment and plays into our facilities, and to provide a superior customer offering.

We rely on film distributors to supply the films shown in our theatres. In North America, the film distribution business is highly concentrated, with seven major film distributors accounting for approximately 89.8% of box office revenues. Numerous antitrust cases and the consent decree resulting from these antitrust cases affect the distribution of films. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration of our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

In the U.S., at least until recently, distributors have had broad discretion not to show the same film at competitive cinemas.   This has, in many situations, given the larger exhibitors (as a result of their market power) power to influence distributors to exercise their discretion in this regard in favor of the larger exhibitors.   In this industry, this is called “clearance.”    Recent judicial decisions, however, have thrown doubt on the extent to which this practice will continue to be permitted under applicable antitrust laws.  Several major distributors have advised the market that they will no longer clear their films.

Adverse economic conditions could materially affect our business by reducing discretionary income and by limiting or reducing sources of film and live theater funding.    Cinema and live theater attendance is a luxury, not a necessity.  Furthermore, consumer demand for better and better amenities and food offerings have resulted in an increase of the cost of a night at the movies.  Accordingly, a decline in the economy resulting in a decrease in discretionary income, or a perception of such a decline, may result in decreased discretionary spending, which could adversely affect our cinema and live theater businesses. Adverse economic conditions can also affect the supply side of our business, as reduced liquidity can adversely affect the availability of funding for movies and plays.  This is particularly true in the case of Off-Broadway plays, which are often times financed by high net worth individuals (or groups of such individuals) and that are very risky due to the absence of any ability to recoup investment in secondary markets like Blu-ray/DVD, cable, satellite or internet distribution.

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

We face competition from new competitors offering food and beverage and luxury seating as an integral part of their cinema offerings.    A number of new entrants, such as Alamo Drafthouse and iPic, offering an expanded food and beverage menu (including the sale of alcoholic beverages) and luxury seating, have emerged in recent periods. In addition, some competitors such as AMC are converting existing cinemas to provide such expanded menu offerings and in-theater dining options. The existence of such cinemas may alter traditional cinema selection practices of moviegoers, as they seek out cinemas with such expanded offerings as a preferred alternative to traditional cinemas.    In order to compete with these new cinemas, it may be necessary for the Company to materially

increase its capital expenditures.   Also, the conversion to luxury seating typically requires a material reduction in the number of seats that an auditorium can accommodate.

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

Risks Related to the Real Estate Industry Generally

Our financial performance will be affected by risks associated with the real estate industry generally.  Events and conditions generally applicable to developers, owners, and operators of real property will affect our performance as well.  These include (i) changes in the national, regional and local economic climate, (ii) local conditions, such as an oversupply of, or a reduction in demand for, commercial space and/or entertainment-oriented properties, (iii) reduced attractiveness of our properties to tenants, (iv) the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own, (v) competition from other properties, (vi) inability to collect rent from tenants, (vii) increased operating costs, including labor, materials, real estate taxes, insurance premiums, and utilities, (viii) costs of complying with changes in government regulations, (ix) the relative illiquidity of real estate investments, and (x) decreases in sources of both construction and long-term lending as traditional sources of such funding leave or reduce their commitments to real estate-based lending.  In addition, periods of rising interest rates or declining demand for real estate (for example, due to competition from internet sellers the demand for brick and mortar retail spaces may decline, and due to the increasing popularity of tele-commuting demand for traditional office space may decline), or the public perception that any of these events may occur, could result in declining rents or increased lease defaults. Increasing cap rates can result in lower property values.  Also, we have holdings in areas that are subject to earthquake, storm and flooding risk.

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

Real estate development involves a variety of risks.

Real estate development involves a variety of risks, including the following:

•	The identification and acquisition of suitable development properties. Competition for suitable development properties is 17

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

A number of our assets are in geologically active areas, presenting risk of earthquake and land movement.    We have properties in California and New Zealand, areas that present a greater risk of earthquake and/or land movement than other locations. New Zealand has in recent periods had several major earthquakes damaging our facilities in Christchurch and Wellington. The ability to insure for such casualties is limited and may become more difficult and/or more expensive in future periods.

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

International Business Risks

Our international operations are subject to a variety of risks, including the following:

•

Currency Risk: while we report our earnings and net assets in U.S. dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars. The value of these currencies can vary significantly compared to the U.S. dollar and compared to each other. We do not hedge the currency risk, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies. However, we do have intercompany debt and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the U.S. dollar.  Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

Exchange Rates
Australia $
New Zealand $
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
US$ Per Unit of Foreign Currency
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
Average Yearly Rate

Initial capital injection in the Australia subsidiary

Initial capital injection in the New Zealand subsidiary

•

Risk of adverse government regulation: currently, we believe that relations between the United States, Australia, and New Zealand are good.  However, no assurances can be given that these relationships will continue and that Australia and New Zealand will not in the future seek to regulate more highly the business done by U.S. companies in their countries.

•

Risk of adverse labor relations: deterioration in labor relations could lead to an increased cost of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave).

Risks Associated with Certain Discontinued Operations

Certain of our subsidiaries were previously in industrial businesses. As a consequence, properties that are currently owned or may have in the past been owned, by these subsidiaries may prove to have environmental issues.  Where we have knowledge of such environmental issues and are in a position to make an assessment as to our exposure, we have established what we believe to be appropriate reserves, but we are exposed to the risk that currently unknown problems may be discovered. These subsidiaries are also exposed to potential claims related to exposure of former employees to coal dust, asbestos, and other materials now considered to be, or which in the future may be found to be, carcinogenic or otherwise injurious to health.

Operating Results, Financial Structure and Borrowing Risk

From time to time, we may have negative working capital.  In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have had negative working capital. This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets, as is the case in other industries such as manufacturing and distribution.

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

Our stock is thinly traded.    Our stock is thinly traded, with an average daily volume in 2016 of only approximately 45,000 Class A Common shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

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

Since his death, disputes have arisen among Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter concerning the voting control of those shares and regarding the exercise by the Estate of James J. Cotter, Sr. Deceased (the “Cotter Estate”) of options to acquire an additional 100,000 shares of Class B Stock.  At the present time, Ellen Cotter is the Chair, President and Chief Executive Officer of our Company. James J. Cotter, Jr. is a director and from June 2013 until June 12, 2015 was the President and from August 7, 2014 until June 12, 2015 was the Chief Executive Officer of our Company, having been removed from those positions by Board action on June 12, 2015.  Margaret Cotter is the Vice-Chair of our Company, Executive Vice-President – Real Estate Management and Development, NYC and the President of Liberty Theaters, LLC, the company through which we own and operate our live theaters.  She heads up the management and redevelopment of our New York properties.

As of December 31, 2016, according to the books of the Company, the Living Trust established by Declaration of Trust dated June 5, 2013, by James J. Cotter, Sr. (the “Cotter Trust”), held of record 696,080 shares of our Class B Voting Stock (“Voting Stock”) constituting approximately 41.4% of the voting power of our outstanding capital stock.  According to the books of the Company, the Cotter Estate as of that date held of record an additional 427,808 shares of Voting Stock, constituting approximately 25.5% of the voting power of our outstanding capital stock. We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Voting Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Trust.  We are further advised from the Cotter Filings that the Cotter Trust also provides for the establishment of a voting trust (the “Cotter Voting Trust”) which will eventually hold the Voting Stock currently held by the Cotter Estate and the Cotter Trust.  At the present time, however, such Voting Stock is held of record by the Cotter Trust and the Cotter Estate, respectively.

Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter are currently the trustees of the Cotter Trust.  On December 22, 2014, the District Court of Clark County, Nevada appointed Ellen Cotter and Margaret Cotter as co-executors of the Cotter Estate. Accordingly, at the present time, Ellen Cotter and Margaret Cotter acting as a majority of the Trustees of the Cotter Trust with respect to the shares held by the Cotter Trust and as the co-executors of the Cotter Estate with respect to the shares held by the Cotter Estate (including the 100,000 shares of Voting Stock acquired by the Cotter Estate through the exercise of stock options previously granted to Mr. Cotter, Sr.), and voting in their individual capacity their direct holdings of 50,000 shares and 35,100 shares respectively of the Voting Stock, have the power to vote Voting Stock representing 71.9% of the Company’s outstanding Voting Stock.

The identity of the trustee(s) of the Cotter Trust and the Cotter Voting Trust and the terms of the Cotter Trust and the Cotter Voting Trust are in dispute as between Ellen Cotter and Margaret Cotter on the one hand and James J. Cotter, Jr. on the other hand.

We are advised by the Cotter Filings that the 2013 amended and restated declaration of trust for the Cotter Trust names Margaret Cotter as the sole trustee of the Cotter Voting Trust and names James J. Cotter, Jr. as the first alternate trustee, in the event that Margaret Cotter is unable or unwilling to act as trustee.  We are further advised by the Cotter Filings that a 2014 partial amendment to the declaration of trust, signed by Mr. Cotter, Sr. while he was in the hospital (the “2014 Amendment”), names Margaret Cotter and

James J. Cotter, Jr. as co-trustees of the Cotter Voting Trust and provides that, in the event they are unable to agree upon an important trust decision, they shall rotate the voting of the Voting Stock between them annually on each January 1st.  It further directs the trustees of the Cotter Voting Trust to, among other things, vote such shares of our Voting Stock held by the Cotter Voting Trust in favor of the election of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. to our board of directors and (although there is inconsistency on this point within the 2014 Amendment iself as to whether Margaret Cotter is to be the chairman) to rotate annually the chairmanship of our board between Ellen Cotter, Margaret Cotter and James J. Cotter, Jr.    In the event that neither Margaret Cotter nor James J. Cotter, Jr. is able or willing to act as trustee, then Ellen Cotter would become the sole trustee of the Cotter Voting Trust.

On February 5, 2015, Ellen Cotter and Margaret Cotter filed a Petition in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”), captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755) (the “Trust Case”).  The Petition, among other things, seeks relief that could determine the validity of the 2014 Amendment and who, as between Margaret Cotter and James J. Cotter Jr., has authority as trustee or co-trustees of the Cotter Voting Trust to vote the Cotter Voting Trust’s shares of our Voting Stock (in whole or in part) and the scope and extent of such authority.  James J. Cotter, Jr. has filed an opposition to the Petition and has filed pleadings in that proceeding seeking the removal of Ellen Cotter and Margaret Cotter as trustees of the Cotter Trust and Margaret Cotter as a trustee of the Cotter Voting Trust.  Ellen Cotter and Margaret Cotter have filed pleadings seeking the removal of James J. Cotter, Jr as a trustee of the Cotter Trust and of the Cotter Voting Trust.  The Trust Case is currently being tried in parts, the first part dealing with the issue of the effectiveness of the 2014 Amendment and the second part dealing with the removal motions.

On February 8, 2017, James Cotter, Jr. filed an Ex Parte Petition for Appointment of a trustee ad litem and of a guardian ad litem for the benefit of Cotter, Sr.’s, minor grandchildren (two of whom are the children of Margaret Cotter and three of whom are the children of James Cotter, Jr., and who are referred to herein as the “Cotter Grandchildren”), in the case of the trustee ad litem, to evaluate the indication of interest sent by Patton Vision, LLC, to the Trustees of the Cotter Trust to acquire the RDI shares held by the Cotter Trust at $18.50 per share (referred to in Mr. Cotter, Jr’s pleadings as the “Offer”) and to take reasonable steps to act on the Offer in the trustee’s sole discretion.  Specifically, Mr. Cotter Jr. sought an order “granting the trustee ad litem with full power, authority, and protections under the Cotter Trust and California trust law, as any other named trustee would have, to evaluate the Offer, conduct due diligence, negotiate with Patton Vision or any other potential offerors, and take all actions necessary or appropriate to consummate the sale of the Cotter Trust’s RDI shares, including but not limited to:

a.	communicate solely with Patton Vision regarding their Offer to purchase the Cotter Trust’s RDI shares;
b.	receive solely and exclusively all offers for the purchase of the Cotter Trust’s RDI shares;
c.	enter into purchase and sale agreements with respect to the Cotter Trust’s RDI shares;
d.

take all actions necessary to carry out the terms, conditions, and obligations of any purchase and sale agreement with respect to the Cotter Trust’s RDI shares, including negotiating any modifications thereto;

e.	receive all proceeds of sale from the Cotter Trust’s RDI shares;
f.

return to the co-trustees of the Cotter Trust, namely Margaret Cotter, Ellen Cotter, and James J. Cotter, Jr., net proceeds of the sale of the Cotter Trust’s RDI shares to be invested, managed and distributed in accordance with the terms of the Cotter Trust;

g.	hire investment advisors, tax advisors, accountants, attorneys , or any other advisors the trustee ad litem deems necessary and reasonable, in his or her sole discretion, to carry out his powers; and,
h.	temporarily suspending James J. Cotter, Jr., Margaret and Ellen’s powers with respect to all of the foregoing matters until further order of this Court.”

Mr. Cotter Jr. argued to the California Superior Court that Mr. Cotter Sr.’s stated hope that the voting stock of our Company be retained as long as possible and his direction not to diversify and instead to retain such voting stock should be ignored, due to a need for prudent diversification of the inheritance of the Cotter Grandchildren and the fact that he and his sisters cannot get along when it comes to the management of Reading.   We are advised that Ellen Cotter and Margaret Cotter are opposed to any sale at this time of the RDI shares held by the Cotter Trust and/or the Cotter Estate.

On February 24, 2016, the California Superior Court heard argument on James J. Cotter, Jr.’s ex parte order determined not to appoint a trustee to oversee a sales process of the RDI shares held by the Cotter Trust but instead ordered the appointment of a Section 730 Expert to advise the California Superior Court on what should be done in light of the recent Patton Vision indication of interest addressed to the Trustees of the Cotter Trust.   This Expert has no authority to negotiate with Patton Vision or any other person, or to make any decisions as to the sale of the RDI shares held by the Cotter Trust.  The Court also appointed a guardian ad litem for the Cotter Grandchildren.   Our Company is advised that this is not unusual in the case where there is disagreement between the trustees as to the administration of a trust whose beneficiaries include minor children, and that nothing more should be read into this action than recognition of the fact that Ellen Cotter, Margaret Cotter and Mr. James Cotter, Jr. are in dispute as to what should be done with the RDI shares held by the Trust.

As we have disclosed in certain public announcements and filings, since May 2016, Patton Vision LLC (“Patton Vision”),  has sent three different indications of interest to us to purchase all of our Company’s outstanding shares.  In each case our  Board of Directors has determination that our Company and our stockholders would be best served by our  continued independence  and by our  pursuit of our  business strategy.   We have been informed that on January 23, 2017, Patton Vision separately sent a similar indication of interest to the co-trustees of the Cotter Trust to purchase the Cotter Trust’s shares and to the Co-Executors of the Cotter Estate to purchase the Cotter Estate’s shares.

Most recently, on March 2, 2017, our Board of Directors, following consideration and adoption our three year business strategy, confirmed its determination that our Company and our stockholders would be best served by our continued independence and by our pursuit of our business strategy.  Our Board of Directors instructed our management to inform Patton Vision that our Board does not have any present interest in engaging in discussions regarding our possible sale.   Our Board of Directors took this action in fulfilling its fiduciary duty on behalf of all stockholders, and in this matter, James J. Cotter, Jr., in his capacity as a director of Reading, abstained.

We are not a party to the Trust Case.  The California Superior Court, in the Trust Case, has jurisdiction over the Cotter Trust, which as described in more detail above, currently owns 41.4% of our Voting Stock, and, at such time as the Cotter Estate is probated, may receive up to an additional 25.5% of our Voting Stock, has jurisdiction over a potentially controlling block of our voting power.  Should the California Superior Court order the sale of the Trusts’ Voting Stock and such sale be completed, then there may be a change of control of our Company (depending on, among other things, who the ultimate purchaser(s) of such shares might be, the number of shares of Voting Stock distributed by the Cotter Estate to the Cotter Trust, and whether the California Superior Court orders a sale of all or only some portion to the Voting Stock held by the Cotter Trust).  We cannot predict what reactions, including appeals or other steps, might be taken by Ellen Cotter and Margaret Cotter in their respective capacities under the Cotter Trust, or in other capacities, should the California Superior Court make such an order.  We also cannot predict what action our Board of Director would take in response, if any.  However, our Board of Directors has an obligation to act in the best interest of our Company and all of our stockholders, and in the event the Californian Superior Court were to order a sale of the Voting Stock held by the Cotter Trust, our Board of Directors would be obligated to consider the interests of all stockholders and to act accordingly.

In addition, James J. Cotter, Jr. has filed a derivative action (discussed in greater detail below) against Ellen Cotter and Margaret Cotter and certain of our Directors, alleging a variety of misconduct on their part and, among other things, seeking the reinstatement of James J. Cotter, Jr. as president and chief executive officer of our Company, and challenging the voting by Ellen Cotter and Margaret Cotter of the shares held by the Cotter Estate.  See discussion under the heading, Legal Proceedings; Derivative Litigation and James J. Cotter, Jr. Arbitration, infra.

Although the Company is not a party to the Trust Case and takes no position as to the claims asserted or the relief sought therein, the matters raised in the Trust Case create uncertainty regarding the ongoing control of the Company. Until these matters can be resolved, it is unclear whether, upon the creation and transfer of, ownership of the Voting Stock to the Cotter Voting Trust, Margaret Cotter will be the sole trustee of the Cotter Voting Trust or whether Margaret Cotter and James J. Cotter. Jr. will be co-trustees of the Cotter Voting Trust, or whether, if both Margaret Cotter and James J. Cotter. Jr. are removed as trustees of the Cotter Voting Trust, Ellen Cotter will succeed them as the sole trustee of the Cotter Voting Trust.  It is likewise uncertain, in the event that the court should determine that Margaret Cotter and James J. Cotter, Jr. are co-trustees of the Cotter Voting Trust, how the power-sharing authority provided for in the Trust would be applied in practice. Furthermore, it is uncertain whether Mr. Cotter, Jr. will prevail in his attempts to sell the RDI shares owned by the Cotter Trust, or whether Mr. Cotter, Sr.’s instructions that such shares be held as long as possible, will be honored and control retained indefinitely by the Cotter Family.

These pending matters have, during the year past, required the time and attention of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. could, in the future, potentially distract the time and attention of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr., from the business and operations of our Company and thus potentially have an adverse effect on the effective management of our Company.  Furthermore, the uncertainty as to the future management and control of our Company could potentially  adversely impact, among other things (i) our ability to develop and maintain favorable business relationships, (ii) our ability to attract and retain talented and experienced directors, executives and employees, (iii) the compensation and other terms needed to attract and retain such individuals (including, without limitation, the potential need for retentions agreements and other incentive arrangements typically put into place when control of a public company is uncertain), (iv) our ability to borrow money on favorable long-term terms, and (v) our ability to pursue and complete long-term business objectives.

The interests of our controlling stockholder may conflict with your interests.  As of December 31, 2016, the Cotter Estate and the Cotter Trust beneficially own 66.9% of our outstanding Class B Stock.  At the present time, according to the books of the Company, Ellen Cotter and Margaret Cotter vote (including their direct holdings of 50,000 shares and 35,100 shares respectively of the Class B Stock), Class B Stock representing 71.9% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  For as long as the Cotter Estate, the Cotter Trust and/or the Cotter Voting Trust (referred to herein collectively as the “Cotter Entities”) continue to own shares of Class B Stock representing more than 50% of the voting power of our common stock, the Cotter Entities will be able to elect all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. The Cotter Entities will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to the Cotter Entities but not to other stockholders.  To the extent that the Cotter Entities hold more than 2/3rds of our outstanding Class B Stock, the Cotter Entities will have the power at any time, with or without cause, to remove any one or more Directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders.

In addition, the Cotter Estate or the Cotter Trust and/or their respective affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 19 – Related Party Transactions).

While controlling stockholders may owe certain fiduciary duties to our Company and/or minority stockholders, these duties are limited.   No assurances can be given that the Cotter Entities will not take action that, while beneficial to them and legally enforceable, would not necessarily be in the best interests of our Company and/or our stockholders generally.

We are a “Controlled Company” under applicable NASDAQ Regulations.   As permitted by those Regulations, our Board has elected to opt-out of certain corporate governance rules applicable to non-controlled companies.    Generally speaking, the NASDAQ requires listed companies to meet certain minimum corporate governance provisions.  However, a “Controlled Company”, such as we, may elect not to be governed by certain of these provisions.  Our Board of Directors has elected to exempt our Company from requirements that (i) at least a majority of our Directors be independent, and (ii) nominees to our Board of Directors be nominated by a committee comprised entirely of independent Directors or by a majority of our Company’s independent Directors.  Notwithstanding the determination by our Board of Directors to opt-out of these NASDAQ requirements, we believe that a majority of our Board of Directors is nevertheless currently comprised of independent Directors. Nominations are considered by the Board, acting as a whole.  While as a Controlled Company, we are not subject to the requirement that the compensation of our Chief Executive Officer be determined or recommended to our Board of Directors by a compensation committee comprised entirely of independent Directors or by a majority of our Company’s independent Directors, the current charter of our Compensation and Stock Options Committee nevertheless requires that this committee be comprised entirely of independent Directors.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

EXECUTIVE AND ADMINISTRATIVE OFFICES

As discussed previously, in  February 2017, we  moved our executive headquarters in the U.S. from an 11,700 square feet of leased office space located at 6100 Center Drive, Suite 900, Los Angeles, California 90045 to a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard, Suite 300, Culver City, California 90230, which we purchased on April 11, 2016.  We are currently using approximately 50% of the leasable area for our headquarters’ offices and intend to lease, over time, the remainder to unaffiliated third parties.

We own an 8,300 square foot office building in Melbourne, Australia, approximately 5,200 square feet of which serve as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We maintain our accounting personnel and certain IT and operational personnel in approximately 5,900 square foot of offices located in our Wellington Courtenay Central ETC,  temporarily closed as a result of the damage to the adjacent parking structure in the November 14, 2016 earthquake near Wellington.  We also occupy approximately 3,500 square feet at our Village East leasehold property in New York for administrative purposes.

ENTERTAINMENT PROPERTIES

Entertainment Use Leasehold Interests

As of December 31, 2016, we lease approximately 1,800,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	953,000	2017 – 2052
Australia	659,000	2019 – 2039
New Zealand	191,000	2019 – 2050

As of December 2014, we entered into (i) a lease for a new luxury cinema, Olino by Consolidated Theatres,  which opened on October 21, 2016 at the new Ka Makana Ali'i Shopping Center developed in Kapolei, Hawaii by an affiliate of DeBartolo Development and (ii) finalized terms for a new eight-screen cinema complex in Auckland, New Zealand, which opened in November 2015.

Fee Interests

In Australia, as of December 31, 2016, we owned approximately 1,200,000 square feet of land at nine locations.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney. The foregoing does not include the 50.6-acre Burwood, Australia site, which has been sold but not yet recognized as a sale under accounting principles generally accepted in the United States of America (“US GAAP”).  Of these fee interests, approximately 165,000 square feet are currently improved with cinemas.  We also own an approximately 23,000 square foot parcel currently improved with an approximately 22,000 square foot office building that we intend to integrate with and into our Newmarket Shopping Center and that, accordingly, is not listed above as a separate location.

In New Zealand, as of December 31, 2016, we owned approximately 3,300,000 square feet of land at six locations. The foregoing includes the Courtenay Central ETC in Wellington, the development land adjacent to our Courtenay Central ETC, the 70.4-acre Manukau site, and the fee interests underlying four cinemas in New Zealand, which properties include approximately 20,000 square feet of ancillary retail space.

In the United States, as of December 31, 2016, we owned approximately 134,000 square feet of improved real estate comprised of three live theater buildings, which include approximately 37,000 square feet of leasable space, the fee interest in the Union Square property currently being redeveloped,  and the fee interest in our Cinemas 1,2,3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest). We also own 202 acres of unimproved land in Coachella Valley, California, held through a limited liability company in which the Cotter Estate or Cotter Trust has a 50% non-managing member interest.

Live Theaters

Included among our real estate holdings are three Off-Broadway style live theaters, operated through our Liberty Theaters subsidiary. We license theater auditoriums to the producers of Off-Broadway theatrical productions and provide various box office and food & beverage services. The terms of our licenses are, naturally, principally dependent upon the commercial success of our tenants. While we attempt to choose productions that we believe will be successful, we have no control over the production itself.  At the current time, we have two single-auditorium theaters in Manhattan:

•	the Minetta Lane (399 seats); and,
•	the Orpheum (347 seats).

We also own a four-auditorium theater complex, the Royal George Theatre in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats), which has ancillary retail and office space.

At the end of 2015, we closed our Union Square Theatre as a part of our redevelopment of that property.  As discussed previously, we began the construction phase of the redevelopment during 2016.

Liberty Theaters is primarily in the business of renting theater space. However, we may from time-to-time participate as an investor in a play, which can help facilitate the exhibition of the play at one of our facilities, and do from time-to-time rent space on a basis that allows us to share in a production’s revenue or profits.  Revenue, expense, and profits are reported as a part of the real estate segment of our business.

Joint Venture Interests

We also hold real estate through several unincorporated joint ventures, two 75%-owned subsidiaries, and one majority-owned subsidiary, as described below:

•

in Australia, we own a 75% interest in a subsidiary company that leases two cinemas with 11 screens in two Australian country towns (Townsville and Dubbo), and a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane.  Our joint venture interest in Townsville’s Reading Cinemas is separate from our fee interest in the underlying Cannon Park ETC, which we purchased in December 2015.

•

in New Zealand, we own a 50% unincorporated joint venture interest in two cinemas with 13 screens in the New Zealand cities of Auckland and Dunedin.  This Dunedin joint venture interest is in addition to our fee interest in our Dunedin six-screen Cinema.

•

In the United States, we own a 75% managing member interest in the limited liability company that owns our Cinemas 1,2,3 property and a 50% managing member interest in Shadow View Land & Farming, LLC, which owns an approximately 202-acre property in Coachella, California that is currently zoned for residential and mixed use.

OPERATING PROPERTY

As of December 31,  2016, we own fee interests on  approximately 786,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property		Square Feet of Improvements (rental/entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1	Cinemas 1, 2, 3(4)	0 / 21000	n/a	$24,401	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2	Minetta Lane Theatre	0 / 9000	n/a	2,627	Real Estate	18-22 Minetta Lane, Manhattan, NY
3	Orpheum Theatre	1000 / 5000	100%	1,424	Real Estate	126 2nd Street, Manhattan, NY
4	Royal George	37000 / 23000	91%	2,374	Real Estate	1633 N. Halsted Street, Chicago, IL
		plus a 55-space parking structure
Australia
1	Newmarket(5)	113000 / 1000	99%	27,721	Real Estate	400 Newmarket Road, Newmarket, QLD
		plus a 486-space parking structure
2	Auburn(5)	69000 / 57000	77%	18,912	Cinema Exhibition /	100 Parramatta Road, Auburn, NSW
		plus a 871-space parking structure			Real Estate
3	Cannon Park City Center(6)	36000 / 28000	86%	16,662	Cinema Exhibition / Real Estate	High Range Drive, Thuringowa, QLD
4	Belmont	15000 / 45000	64%	5,660	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
5	Cannon Park Discount Center(6)	68000 / 0	100%	6,694	Real Estate	High Range Drive, Thuringowa, QLD
6	York Street Office	3000 / 5000	100%	1,859	Real Estate	98 York Street, South Melbourne, VIC
7	Maitland Cinema	0 / 22000	n/a	1,060	Cinema Exhibition	Ken Tubman Drive, Maitland, NSW
8	Bundaberg	0 / 14000	n/a	1,198	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1	Courtenay Central(5)	31000 / 76000	46%	21,942	Cinema Exhibition /	100 Courtenay Place, Wellington
		plus a 996-space parking structure			Real Estate	24 Tory Street, Wellington (Parking)
2	Dunedin Cinema	0 / 25000	n/a	6,511	Cinema Exhibition	33 The Octagon, Dunedin
3	Napier Cinema	12000 / 18000	100%	2,063	Cinema Exhibition	154 Station Street, Napier
4	Invercargill Cinema	8000 / 24000	88%	1,653	Cinema Exhibition	29 Dee Street, Invercargill
5	Rotorua Cinema	0 / 19000	n/a	1,841	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(7)				$144,602

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

(3) Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2016 (net of any impairments recorded).

(4) Owned by a limited liability company in which we hold a 75% managing member interest.  The remaining 25% is owned by Sutton Hill Capital, LLC (“SHC”), a company owned in equal parts by the Cotter Estate or the Cotter Trust and a third party.

(5) Our Courtenay Central parking structure is currently being demolished due to an earthquake on November 14, 2016.  For further information on the on-going development projects of these properties, refer to succeeding section "Investment and Development Property."

(6) Our Cannon Park City and Discount Centers are operated as a single ETC.

(7) This schedule does not include (i) our leasehold assets on cinemas under leased-facility model, (ii) those portion of the owned assets that are not income-producing or purely used for administrative purposes, and (iii) our assets on our legacy business in Philadelphia and New Jersey.

LONG-TERM LEASEHOLD OPERATING PROPERTY

In  certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of December 31, 2016, we had approximately 155,000 square foot of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property		Square Feet of Improvements (rental/entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
1	Village East(4)	4000 / 38000	100%	$5,812
2	Manville	0 / 53000	n/a	143
3	Tower	0 / 16000	n/a	--
In Australia
1	Waurn Ponds	6000 / 38000	100%	1,724
TOTAL				$7,679

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

(3) Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2016 (net of any impairments recorded).

(4) The lease of the Village East provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term in 2020.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC's interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  See Note 19 – Related Party Transactions to our 2016 consolidated financial statements.

INVESTMENT AND DEVELOPMENT PROPERTY

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land.  In addition, we are currently executing, or still pursuing to execute, our redevelopment plans on several of our existing developed properties to take them to their highest and best use. The following table summarizes our investment and development projects as of December 31, 2016, which are reported as part of our Real Estate segment:

Property(1)		Acreage	Net Book Value(2) (US Dollars in thousands)	Status
United States
1	Union Square Theatre	0.27	$18,202

We closed down the live theatre business and terminated third party retail tenants in order to actively pursue the redevelopment of this property.  Construction phase began and construction financing was obtained during 2016, and we still anticipate this redevelopment project will be substantially completed by second quarter of 2018.  The net book value of $18.2 million represents historic cost plus capital expenditures through December 31, 2016.

2	Coachella, CA	202.00	4,047	We continue to evaluate our options with regards to this property.
Australia
1	Newmarket, Queensland	0.61	2,106

We are actively pursuing the development of this property. We have obtained approvals for the construction of an eight-screen cinema, 10,297 square foot of additional retail and 142 car parks.  Construction has commenced during the third quarter of 2016 with a projected opening in the fourth quarter of 2017.   In addition, we have acquired an additional 23,000 square foot parcel of land located adjacent to the center, which is currently improved with a 23,000 square foot office building.  This office building is now 100% leased, under leases that permit us to terminate early in the event of redevelopment of the property.  We intend, over time, to incorporate this property into our center.

2	Auburn, Sydney, New South Wales	2.62	1,465

We have commenced the development of the next phase of this property.  In 2015 and 2016, we entered into agreements to lease approximately 15,000 square feet of to-be-built retail space. Two (2) newly constructed retailers (Intersport and MCMD) opened during the third quarter of 2016, one (1) (Chicago Jones Cafe) is due to open in March 2017 and two restaurants  are expected to open during the third quarter of 2017.   The center has approximately 118,000 square feet of land area available for development.

New Zealand
1	Manukau, Auckland	64.0 acres zoned agricultural and 6.4 acres zoned light industrial	12,057

In August 2016, the agricultural portion of our property in Manukau (approximately 64.0 acres) was rezoned to light industrial uses.  In 2010, we acquired an adjacent property (6.4 acres) that is already zoned for heavy industrial use.  That property links our existing parcel with the existing road network.

2	Courtenay Central, Wellington (including Wakefield and Taranaki)	1.08	5,810

We are still actively pursuing the development of the next phase of this property, having signed an agreement to lease for a Countdown supermarket to be developed on this site. The construction budgets have been agreed between the parties. However, the Tenant advised us that they wish to upgrade their design criteria and this will necessarily result in a delay in the commencement of construction. In addition, we are adding approximately 4,000 square feet of general retail space.  In November 2016, an earthquake struck near Wellington which substantially damaged our parking garage structure at Courtenay Central.  Refer to Note 20 - Asset Impairment and Other Losses Recoverable Through Insurance Claim for further details.  We have subsequently closed the Courtenay Central due to its proximity to the parking garage structure.

TOTAL			$43,687

(1) A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.

(2) Refers to the recorded values of our non-operating and currently in-development stage properties, which are comprised of land, building, development costs and capitalized interest, and presented as “Investment and Development Property” in our Consolidated Balance Sheet as of December 31, 2016.  Not included in this number is the book value of those portions of such properties which have already been developed.

Some of our income operating properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Note 10 – Debt to our 2016 consolidated financial statements.

OTHER PROPERTY INTERESTS AND INVESTMENTS

We own the fee interests in eight parcels comprising 197 acres in Pennsylvania and New Jersey. These acres consist primarily of vacant land. With the exception of certain properties located in Philadelphia (including the raised railroad bed near the Center City), the properties are principally located in rural areas of Pennsylvania and New Jersey. These properties are unencumbered by any debt.

Item 3 – Legal Proceedings

The information required under Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this Annual Report on Form 10-K.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The following table sets forth the high and low closing prices of the RDI (Class A) and RDIB (Class B) common stock for each of the quarters in 2016 and 2015 as reported by NASDAQ:

	Class A Stock		Class B Stock
	High	Low	High	Low
2016
4th Quarter	$16.88	$12.59	$18.88	$15.05
3rd Quarter	13.83	12.07	16.99	12.59
2nd Quarter	13.63	11.79	13.80	11.65
1st Quarter	12.80	9.78	13.72	11.69
2015
4th Quarter	$16.21	$13.11	$17.81	$11.15
3rd Quarter	14.15	11.78	15.50	13.00
2nd Quarter	14.06	13.07	15.20	13.00
1st Quarter	13.65	11.97	13.79	12.16

As of December 31, 2016, the approximate number of common stockholders of record was 2,300 for Class A stock and 375, for Class B stock. On March 10, 2017, the closing prices per share of our Class A Stock and Class B stock were $15.52 and $16.29, respectively.

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend.

The following table summarizes the securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	535,077	$9.84
Restricted stock units	68,153	11.96
Total	603,230		604,857

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s common stock for the five-year period ended December 31, 2016 against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five years ended December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in our common stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

In May 2014, our Board of Directors authorized a stock buy-back program to spend up to an aggregate of $10.0 million to acquire shares of the Company’s Class A non-voting stock.  We executed these repurchases pursuant to the publicly announced stock buy-back program requirements.  As of December 31, 2016, we have fully spent the $10.0 million budget.  Refer to Note 14 - Equity and Stock-Based Compensation in the 2016 Consolidated Financial Statements for further details.  The following table summarizes the repurchases (by month) during the fiscal year 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
11/1/2016 - 11/30/2016	81,439	$15.16	81,439	$1,608,313
12/1/2016 - 12/31/2016	100,300	16.04	100,300	--
Total	181,739	$15.64	181,739	$--

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company. This information is derived in part from, and should be read in conjunction with, our consolidated financial statements included in Item 8 of this 2016 Annual Report, and the related notes to the consolidated financial statements.

($ in thousands, except per share data)	2016	2015(2)		2014(2)	2013(3)	2012(3)
Statement of operations
Revenue	$270,473	$257,865		$255,242	$258,221	$254,430
Operating income	20,311	23,696		22,667	20,935	19,127
Loss from discontinued operations	--	--		--	--	(405)
Net income (loss) attributable to RDI	9,403	23,110		25,335	9,041	(914)
Per common share
Net income/(loss) attributed to RDI
Basic EPS	$0.40	$0.99		$1.08	$0.39	$(0.04)
Diluted EPS	0.40	0.98		1.07	0.38	(0.04)
Balance sheet
Total assets	$405,766	$372,198		$401,586	$386,807	$428,588
Total debt (gross of deferred financing costs)	148,535	130,941		164,036	168,460	196,597
Working capital (deficit)	6,655	(35,581)		(15,119)	(75,067)	(25,074)
Stockholders’ equity	146,615	138,951		133,716	123,531	130,954
Statement of cash flows
Cash provided by / (used in):
Operating activities	$30,188	$28,574		$28,343	$25,183	$25,496
Investing activities	(42,861)	(29,710)		(9,898)	(6,142)	(6,095)
Financing activities	11,246	(27,961)		(3,275)	(17,775)	(12,719)
Other Information
EBIT	$20,205	$35,562		$25,410	$24,020	$20,416
EBITDA	$35,894	$50,124	(1)	$40,878	$39,217	$36,800
Debt to EBITDA Ratio	4.14	2.61		4.01	4.30	5.34
Capital expenditure (including acquisitions)	$49,166	$53,119		$14,914	$20,082	$13,723

Shares outstanding	23,178,307	23,334,892		23,237,076	23,385,519	23,083,265
Weighted average - basic	23,320,048	23,293,696		23,431,855	23,348,003	23,028,596
Weighted average - diluted	23,521,157	23,495,618		23,749,221	23,520,271	23,028,596
Number of employees at 12/31	2,793	2,712		2,596	2,494	2,412

(1) Includes gain on sale of assets amounting to $11.0 million.

(2) Certain 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).  For 2014, financial information relating to our Statement of Operations were restated to conform to the restatement adjustments.  For the Balance Sheet, no other changes made, except for the Stockholders’ Equity balance as of 12/31/2014, as we are not required to present the restatement numbers as of December 31, 2014.

(3) Years 2013 and 2012 are periods not covered by the restatement as a result of a change in accounting principle. Except for the Stockholders’ Equity balance as of 12/31/2013, no other changes made.

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

•	EBIT removes the impact from our effective tax rate of factors not directly related to our business operations.
•	EBIT removes the impact of our historically significant net loss carry-forwards.
•	EBIT allows a better performance comparison between RDI and other companies. For example, it allows us to compare ourselves with other companies that may have more or less debt than we do.

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

•	EBITDA is a measure used by financial institutions to determine the credit rating of companies in cinema exhibition and real estate industries.

Reconciliation of EBIT and EBITDA to net income is presented below:

($ in thousands)	2016	2015	2014	2013(1)	2012(1)
Net income (loss) attributable to RDI	$9,403	$23,110	$25,335	$9,041	$(914)
Add: Interest expense, net	6,782	7,304	9,000	10,037	16,426
Add: Income tax (benefit) expense	4,020	5,148	(8,925)	4,942	4,904
EBIT	$20,205	$35,562	$25,410	$24,020	$20,416
Add: Depreciation and amortization	15,689	14,562	15,468	15,197	16,049
Adjustments for discontinued operations	--	--	--	--	335
EBITDA	$35,894	$50,124	$40,878	$39,217	$36,800

(1) Years 2013 and 2012 are periods not covered by the restatement as a result of a change in accounting principle.

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2016 Form 10-K.

Item 7 – Management’s Discussions and Analysis (“MD&A”)  of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema exhibition, through our 58 multiplex cinemas; and,
•	Real estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments can complement one another, as we can use the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business.

We manage our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the following brands: Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas;
•	in Australia, under the Reading Cinemas brand; and,
•	in New Zealand, under the Reading Cinemas and Rialto brands.

Our Business Strategy: Applying A Synergistic Approach

We believe the cinema business to be one that will likely continue to generate fairly consistent cash flows in the years ahead, even in a recessionary or inflationary environment. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollars on entertainment outside of the home and that, when compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option. Because we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see growth in our cinema business coming principally from (i) the enhancement of our existing cinemas (for example, by the addition of luxury recliner seating and expanding our food and beverage program), (ii) the development in select markets of specialty cinemas and where applicable, new cinemas in underserved markets, and (iii) the opportunistic acquisition of already existing cinemas. From time-to-time, we might invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses. We continue to focus on the development and redevelopment of our existing assets (particularly our real estate assets in (i) New York, (ii) Brisbane and Sydney in Australia, and (iii) Wellington, New Zealand, and our Angelika Film Center chain), as well as to continue to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and that we believe to be resistant to recessionary trends.

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

Industry Outlook

Cinema Exhibition

Along with the most of our industry, we have completed the conversion of all of our U.S., Australia, and New Zealand cinema operations to digital exhibition.  We  believe that a substantial part of this cost of conversion is being recovered by the receipt of “virtual print fees” paid by film distributors for the use of such digital projection equipment.

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

Certain new entrants to the cinema exhibition market, as well as certain of our historic competitors, have begun to develop new, and to reposition existing, cinemas that offer a broader selection of premium seating and food and beverage choices. These include, in some cases, food service to the seat and the offering of alcoholic beverages. We have for some years offered premium seating, café food selections and alcoholic beverages in certain cinemas.  Based on our experience, we believe that we can compete effectively with, this emerging competition. We are currently reviewing the potential for further expanding our offerings at a variety of our cinemas.

Below is a summary  discussion of the competitive aspects of our two cinema exhibition cinema exhibition markets:

•

North America:  We face strong competition in North America as distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents like us. This competitive disadvantage has increased significantly in recent periods, with the development of mega-circuits like Regal and AMC, who are able to offer distributors access to screens on a truly nationwide basis, or, on the other hand, to limit access if their desires with respect to film supply are not satisfied.

AMC has now completed its acquisition of the 4th largest exhibitor in the U.S., Carmike Cinemas, making it the largest circuit in the U.S. and when considered with its parent (Dalian Wanda), the largest exhibitor in the world.  With the restructuring and consolidation undertaken in the industry, and the emergence of increasingly attractive “in-home” and mobile entertainment alternatives, the continued growth of the in-home and mobile viewing options are decreasing exhibitors and resulting in shortened release windows.

•

Australia / New Zealand:  The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Event, and Hoyts (the “Major Exhibitors”) control approximately 65% of the cinema box office in Australia, while Event and Hoyts control approximately 53% of New Zealand’s cinema box office. The industry is also somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition.

Real Estate

A summary discussion of the competition aspects of the markets where we own real estate properties follows:

•

North America:  U.S. retail real estate owners will continue to reuse the space vacated by anchor retailers to offer a variety of entertainment options and ultimately enhance customer experience. Online marketplaces will offer a platform to brands, designers, and artists to find physical retail space for short duration. This will likely spur a broader subleasing phenomenon. Subleasing will be bigger than leasing physical stores will remain, although their form and functionality will continue to evolve. Credit availability may be a concern going forward, due to the continued low CMBS issuances and banks tightening the lending standards across all commercial real estate loan categories due to increased federal scrutiny.

Demand for office space is likely to reduce as corporations adapt to employees’ “live, work, and play” behavior and leverage technology to automate tasks. The leasing of large office spaces and sub-leasing them on demand for a wide variety of short-term rentals, ranging from day offices, hourly use of office space or meeting rooms, to virtual offices and other uses, will be a continuing growth trend. In essence, office space demand will tilt in favor of open, flexible, co-sharing spaces and the per-employee office space requirement is likely to shrink. As a result there will be a higher demand for dynamically configurable spaces.

Our U.S. business plan is aligned with these real estate trends – to expand our U.S. cinema offering, offer premium retail locations and versatile office product.

•

Australia and New Zealand:  Over the past few years, there has been a noted stabilization in real estate market activity resulting in some increases to commercial and retail property values in Australia and to a lesser extent in New Zealand. Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  Also, we have noted that our Australian and New Zealand developed properties have had consistent growth in rentals and values, and we have a number of projects commencing. Once developed, we remain optimistic that our Australian and New Zealand holdings will continue to provide value and cash flows to our operations.

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below:

Cinema Exhibition

Our cinema revenue consists primarily of admissions, F&B, advertising and theater rentals.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first-run films and the numbers of weeks the first–run films stay in the market.    For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2016 Annual Report.

While our capital projects in recent years have been focused in growing our real estate segment, we have also achieved some considerable changes in our cinema exhibition portfolio, as discussed below:

Cinema Additions (including re-openings)

Here are the latest additions to our cinema portfolio since 2014:

•

Opening a new state-of-the-art eight-screen cinema (Olino by Consolidated Theatres) in West Oahu, Hawaii.  On October 21, 2016, we opened our ninth theater and the first to break ground since 2001 in the state of Hawaii.  The cinema is located at Ka Makana Ali’i, a 1.4 million square foot regional mall in West Oahu, anchored by Macy’s.  Each of Olino’s well-appointed auditoriums feature luxurious electric recliner seats, expansive wall-to-wall screens and pristine digital projection by Barco, the leader in digital cinema technology. Expanding on the cutting edge technology from the iconic premium large format TITAN XC (Extreme Cinema) at Ward Theatres, Olino introduced a new premium TITAN XC experience, TITAN LUXE.

•

Opening of Reading Cinemas LynnMall.  In November 2015, we opened the new state-of-the-art eight-screen Reading Cinemas LynnMall, our first Reading branded Auckland cinema complex, in New Lynn, New Zealand.  The cinema is located in LynnMall Shopping Centre, anchored by Farmers Department Store, Countdown Supermarket and our own Reading Cinemas.

•

Re-opening of refurbished cinemas.  In September 2015, we reopened a completely refurbished state-of-the-art cinema complex in Harbourtown, Australia.  In October 2015, we reopened the twelve-screen Angelika Film Center & Cafe, a state-of-the-art luxury cinema, located at Carmel Mountain Plaza in San Diego, California.

•

Openings during 2014.    During 2014, we opened a three-screen Angelika Pop-Up! at Union Market in Washington, D.C., as well as a six-screen complex in Dunedin, New Zealand.  The Dunedin cinema is located on land that we own.

Cinema Closures

We evaluate the performance of each of our cinemas and in some instances, we may decide to close an operation when it is not economically viable to continue doing so.  Here are the recent closures in our cinema business:

•

Gaslamp Cinema in San Diego, California.  This location was closed on January 31, 2016 and we paid the landlord a $1.0 million negotiated termination fee, which was less expensive than continuing to operate an unprofitable theater at this location.

•	Redbank Cinema in Queensland Australia. In October 2015, at the end of our lease period, we closed our Redbank cinema.

Upgrades to our Film Exhibition Technology and Theatre Amenities

As discussed previously, we continue to focus in areas of the matured cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These are the (i) upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  As of December 31, 2016, the upgrades to our theater circuit’s film exhibition technology and amenities are summarized in the following table (excluding our managed cinema):

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	57	465
IMAX	1	1
Titan XC and LUXE, with Dolby Atmos sound system	10	11
Dine-in Service (for international operations)
Gold Lounge(1)	8	20
Premium(2)	5	10
Upgraded Food & Beverage menu (for U.S. operations)(3)	9	n/a
Premium Seating (recliner seating features)	15	58
Liquor Licenses Obtained(4)	24	n/a

(1) Gold Lounge:  This is our "First Class Full Dine-in Service"  in our Australian and New Zealand cinemas, which includes upgraded F&B menu (with alcoholic beverages), luxury recliner seating features (intimate 30-40 seat cinemas) and waiter service.

(2) Premium Service:  This is our "Business Class Dine-in Service"  in our Australian and New Zealand cinemas, which includes upgraded F&B menu (with alcoholic beverages) and luxury recliner seating features (less intimate 80-seat cinemas), but no waiter service.

(3) Upgraded Food & Beverage Menu: Contrary to our offerings in Australia and New Zealand, our upgraded F&B offerings in the U.S. cinemas are available in a common counter in each of our cinema locations rather than a  dine-in service at each screen room.  We have worked with renowned former Food Network executive and chefs to curate a menu of locally inspired and freshly prepared items.

(4) Liquor Licenses: Licenses are applicable at each cinema location, rather than each theatre room (except for our Hawaii licenses, where we are licensed for particular auditoriums).  For the U.S. alone, we obtained six new liquor licenses in 2016 of the eleven existing at December 31, 2016.  In March 2017, we were awarded the liquor license for our Cal Oaks Cinema in California, making it to a total of 25 cinema locations with liquor licenses in our global circuit.  For accounting purposes, we have capitalized the costs of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages.

Real Estate

For 2016, our income operating property consisted of the following:

•	our Belmont, Western Australia ETC, our Auburn, New South Wales ETC, our Townsville, Queensland ETC and our Wellington, New Zealand ETC;
•	our Newmarket shopping center in Newmarket, Queensland, a suburb of Brisbane, which is being developed into an ETC with the addition of a Reading Cinema;
•

two (2) single-auditorium live theaters in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theater complex (including the accompanying ancillary retail and commercial tenants) in Chicago (The Royal George); and,

•	the ancillary retail and commercial tenants at some of our non-ETC cinema properties.

At the beginning of January 2016, we ceased our live theatre business at our Union Square property in New York, terminated all tenant leases and prepared the property for redevelopment.  Accordingly, this property is no longer treated as an operating property.

In addition, we had various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States including some that was used in our legacy activities.  We also own an 8,100 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 36% of which is leased to an unrelated third party.    During 2016, we bought a new property in Culver City, California to serve as our new Corporate Headquarters in Los Angeles (refer to “Strategic Acquisitions” section below for more details).

The key real estate transactions in recent years are as follows:

Strategic Acquisitions

•

Purchase of New Corporate Headquarters Building in Los Angeles.  On April 11, 2016, we purchased a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (a Los Angeles suburb) for $11.2 million.  We currently use approximately 50% of the leasable area for our headquarters offices and we plan to lease the remainder to unaffiliated third parties.

•

Purchase of Cannon Park ETCs in Queensland, Australia.  In December 2015, we acquired two adjoining ETCs in Townsville, Queensland, Australia for a total of $24.1 million (AU$33.4 million). The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  The Cannon Park City Centre is anchored by a Reading Cinema, which is owned by our 75% owned subsidiary, Australia Country Cinemas, and has three mini-major tenants and ten specialty family oriented restaurant tenants at the time of the acquisition. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. The properties are located approximately 0.6 miles from downtown Townsville, the fourth largest city in Queensland, Australia. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.  We are now operating these properties as a single ETC.

•

Purchase of Property in Newmarket, Australia.    In November 2015, we acquired a commercial building in Newmarket adjacent to our Newmarket shopping complex currently improved with an office building. The total cost of the acquisition was $5.5 million (AU$7.6 million). Our intention is that this parcel will ultimately be integrated into our Newmarket Shopping Center.

Opportunistic Sales

•	Sale of Doheny Condominium in Los Angeles. On February 25, 2015, we sold our Los Angeles condominium for $3.0 million resulting in a $2.8 million gain on sale.
•

Sale of Properties in Taupo, New Zealand.  On March 31, 2015, we entered into sale agreements to sell both of our Lake Taupo properties to the same purchaser.  The first sale agreement for 138 Lake Terrace, an improved 20 unit motor inn, was settled on May 6, 2015 for $1.6 million (NZ$2.2 million).   Settlement of $831,000 (NZ$1.2 million) was received on March 31, 2016 in regards the second sale agreement for 142 Lake Terrace, an unimproved vacant parcel of land.

•

Sale of Landholding in Burwood, Australia.  On May 12, 2014, we entered into a contract to sell our undeveloped 50.6-acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $48.2 million (AU$65.0 million). We received $5.9 million (AU$6.5 million) on May 23, 2014. The balance of the purchase price of $42.3 million (AU$58.5 million) is due on December 31, 2017.

•

Sale of Landholding in Moonee Ponds, Australia.    In 2013, we entered into a purchase and sale agreement to sell our 3.3-acre properties in Moonee Ponds for $17.5 million (AU$23.0 million) which closed on April 16, 2015.

Value-creating Opportunities

We are engaged in several real estate development projects to take our properties to their highest and best use.  The most notable of these value-creating projects are as follows:

•

Redevelopment of Union Square Property in New York, USA.  We are currently executing the development plan to transform our Union Square property from a live theatre into approximately 73,322 square feet of net leasable space (inclusive of anticipated BOMA adjustments), comprised of retail and office spaces.  We have fulfilled all the necessary regulatory hurdles and successfully negotiated the $57.5 million construction financing during 2016.  We expect this project will be completed by second quarter of 2018.

•

Expansion Project for our Newmarket Shopping Center at an affluent suburb of Brisbane, Australia.  We have obtained the necessary government approvals for the addition of an eight-screen Reading Cinema, 10,297 square feet of additional retail space and 142 parking spaces.  Construction commenced during the third quarter of 2016 and we project the opening during the fourth quarter of 2017.

•

Expansion Project for our Courtenay Central ETC in Wellington, New Zealand.    Our supermarket development plan for this property will be delayed pending completion of the demolition of the adjacent parking structure as a result of the November 14, 2016 earthquake and the design of the new and likely reconfigured parking facility for the Center.  Refer to Note 20 – Asset Impairment and Other Losses Recoverable Through Insurance Claim for further details on the impact of the earthquake incident.

For a complete list and further details of our value creation projects, see Part I, Item 2 – Properties under the heading “Investment and Development Property”.

OVERALL RESULTS OF OPERATIONS

At December 31, 2016, we wholly owned and operated 54 cinemas with 436 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated four ETCs in Australia and New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters, which have six stages and, in Chicago, an ancillary retail and commercial space, (iii) owned the fee interests in the Union Square building in Manhattan that we are redeveloping, which had, until the end of 2015, operated as a live theater and rental property, (iv) owned through a 75% owned limited liability company the fee interests underlying one of our Manhattan cinemas, (v) held for development approximately 70.4 acres located in New Zealand, and (vi) owned through a 50% owned and controlled limited liability company of a 202-acre property that is zoned for the development of approximately 150 acres for single-family residential use (550 homes) and approximately 50 acres for high density mixed use in the U.S.  In addition, we continue to hold various properties that had been previously used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During the current year, compared to the prior year, the Australian dollar and New Zealand dollar weakened against the U.S. dollars by 1.1% and 0.4%, respectively.

The following table sets forth the overall results of operations for the three years ended December 31, 2016:

		% of		% of		% of	% Change - Favorable / (Unfavorable)
(Dollars in thousands)	2016	Revenue	2015	Revenue	2014	Revenue	2016 vs. 2015	2015 vs. 2014
SEGMENT RESULTS
Cinema exhibition operating income	$35,498	13%	$32,118	12%	$27,837	11%	11%	15%
Real estate operating income	6,929	3%	6,796	3%	9,475	4%	2%	(28)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(395)	(0.1)%	(294)	(0.1)%	(360)	(0.1)%	(34)%	18%
General and administrative expense	(21,721)	(8)%	(14,924)	(6)%	(14,285)	(6)%	(46)%	(4)%
Interest expense, net	(6,782)	(3)%	(7,304)	(3)%	(9,000)	(4)%	7%	19%
Equity earnings of unconsolidated joint ventures	999	0.4%	1,204	0.5%	1,015	0.4%	(17)%	19%
Gain on sale of assets	393	0.1%	11,023	4%	25	0.0%	(96)%	> 100%
Casualty loss	(1,421)	(1)%	--	--%	--	--%	(100)%	--
Other income (expense)	(63)	(0)%	(440)	(0.2)%	1,646	1%	nm	(> 100)%
Income before income taxes	13,437	5%	28,179	11%	16,353	6%	(52)%	72%
Income tax benefit (expense)	(4,020)	(1)%	(5,148)	(2)%	8,925	3%	22%	(> 100)%
Net income	9,417	3%	23,031	9%	25,278	10%	(59)%	(9)%
Less: Net income (loss) attributable to noncontrolling interests	14	0%	(79)	(0)%	(57)	(0)%	nm	nm
Net income attributable to RDI common stockholders	$9,403	3%	$23,110	9%	$25,335	10%	(59)%	(9)%
Basic EPS	$0.40		$0.99		$1.08		(60)%	(8)%

“nm” – not meaningful for further analysis

CONSOLIDATED RESULTS

2016 vs. 2015

Net income attributable to RDI common stockholders was lower by $13.7 million, or 59%, to $9.4 million. This reduction was mainly due to: (i) $10.6 million higher gain on property sales in 2015 compared to 2016, (ii) $6.8 million increase in non-segment general and administrative expenses, and (iii) $1.4 million casualty loss relating to the 2016 Courtenay Central parking structure earthquake damage in Wellington, New Zealand.  These were offset by the (i) increases in both Cinema Exhibition and Real Estate segment operating income amounting to $3.4 million and $133,000, respectively, and (ii) decrease in income tax expense amounting to $1.1 million.

2015 vs. 2014

Net income attributable to RDI common stockholders was lower by $2.2 million, or 9%, to $23.1 million. This reduction was mainly due to: (i) $14.1 million increase in income tax expense, (ii) $2.7 million decrease in Real Estate segment income, (iii) $2.1 million reduction in other income, and (iv) $639,000 increase in non-segment general and administrative expenses. These were offset by: (i) $11.0 million gain on property sales,  (ii) $4.3 million increase in Cinema Exhibition segment income and (iii) $1.7 million reduction in net interest expense.

Each of these factors affecting our consolidated results for the three years ended December 31, 2016 are discussed in more detail in the succeeding sections.

BUSINESS SEGMENT RESULTS – 2016 vs 2015

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2016 and 2015:

	2016		2015		% Change Favorable/(Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segment Revenues	$256,922	$20,917	$242,823	$21,579	6%	(3)%
Segment Operating Expenses
Cost of services and products (excluding depreciation and amortization)	(205,889)	(9,044)	(196,544)	(10,948)	(5)%	17%
Depreciation and amortization	(11,772)	(3,522)	(11,161)	(3,107)	(5)%	(13)%
General and administrative expense	(3,763)	(1,422)	(3,000)	(728)	(25)%	(95)%
Total segment expenses	(221,424)	(13,988)	(210,705)	(14,783)	(5)%	5%
Segment operating income	$35,498	$6,929	$32,118	$6,796	11%	2%
Breakdown by country:
United States	$12,351	$690	$10,190	$(450)	21%	253%
Australia	18,101	5,252	17,988	5,400	1%	(3)%
New Zealand	5,046	987	3,940	1,846	28%	(47)%
	$35,498	$6,929	$32,118	$6,796	11%	2%

The discussion for each segment follows:

Cinema Exhibition – 2016 vs. 2015

(Dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016 vs. 2015 Favorable / (Unfavorable)
Revenues
Admission revenue	$164,727	64%	$156,680	65%	5%
Food & beverage revenue	75,229	29%	69,184	28%	9%
Advertising and other revenue	16,966	7%	16,959	7%	--%
Total Segment Revenues	$256,922	100%	$242,823	100%	6%
Operating Expenses
Cost of services and products (excl. depreciation and amortization)
Film rent and advertising cost	$(82,873)	(32)%	$(78,827)	(32)%	(5)%
Food & beverage cost	(14,734)	(6)%	(12,856)	(5)%	(15)%
Occupancy expense	(44,914)	(17)%	(45,376)	(19)%	1%
Other expense	(63,367)	(25)%	(59,483)	(24)%	(7)%
Depreciation, amortization, and general and administrative expense
Depreciation and amortization	(11,772)	(5)%	(11,160)	(5)%	(5)%
General and administrative expense	(3,764)	(1)%	(3,003)	(1)%	(25)%
Total Segment Expenses	$(221,424)	(86)%	$(210,705)	(87)%	(5)%
Segment Operating Income	$35,498	14%	$32,118	13%	11%

Cinema Exhibition segment operating income

Cinema Exhibition segment operating income increased by 11%, or $3.4 million, to $35.5 million for the year ended December 31, 2016 compared to December 31, 2015, primarily driven by higher admissions and F&B revenues and the impact of new and re-opening of cinemas mostly during the last quarter of 2015 and the closure of our money-losing Gaslamp Cinema in January 2016, partially offset by minor unfavorable foreign currency movements. Refer below for further explanations.

Revenue

Cinema revenue increased by 6%, or $14.1 million, to $256.9 million for the year ended December 31, 2016 compared to 2015, primarily driven by higher admissions and F&B revenues and the impact of new and re-opening of cinemas during the last quarter of 2015, partially offset by slightly weaker foreign currency movements. Comparing the current and prior years, Australian dollars and New Zealand dollars slightly declined against U.S. dollars by 1% and 0.4% (on average rates), respectively.  Shown below is the revenue breakdown by country:

(Dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016 vs. 2015 Favorable / (Unfavorable)
United States	$139,820	54%	$133,423	55%	5%
Australia	89,053	35%	86,235	36%	3%
New Zealand	28,049	11%	23,165	10%	21%
Total Segment Revenues	$256,922	100%	$242,823	100%	6%

•

In the United States, 2016 revenues increased by 5%, or $6.4 million, primarily driven by higher average ticket prices, improved F&B revenues and the impact of the refurbishment and rebranding of our Carmel Mountain cinema in San Diego, California to an Angelika Film Center in October 2015, and offset by the impact of the closure of our Gaslamp Cinema in San Diego, California and the slight decline (1%) in attendance.

•

Australia’s cinema revenue, stated in U.S. dollars, increased by 3%, or $2.8 million, primarily due to increase in attendance (including the impact of the refurbishment of our cinema in Harbourtown, Australia in September 2015), offset by minor unfavorable foreign currency movements and reduction in average ticket prices.

•

In New Zealand, cinema revenue increased by 21%, or $4.9 million, mainly due to increase in attendance, including the impact of the opening of our LynnMall cinema in November 2015.  The New Zealand exhibition market benefited from the most successful local film release of all time, “Hunt for the Wilderpeople”.

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2016 increased by 5%, or $9.3 million, to $205.9 million mainly attributable to higher film rent and advertising costs, higher F&B costs and the impact of the opening of the new LynnMall cinema in New Zealand, partially offset by the impact of slight decline in foreign currency movements.  This was reduced by the closure of Gaslamp Cinema in San Diego, California on January 31, 2016 and the closure of our Redbank Cinema in Australia on October 7, 2015.

Cost of services and products as a percentage of gross revenue remained stable for 2016 and 2015, in the 80-81% range.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2016 increased by 10%, or $1.4 million, to $15.5 million primarily driven by the increase in depreciation resulting from improvements in several of our cinema facilities, the opening of our new LynnMall cinema in New Zealand and the re-opening of our Carmel Mountain cinema in San Diego, California.

Real Estate – 2016 vs. 2015

(Dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016 vs. 2015 Favorable / (Unfavorable)
Revenues
Live theater rental and ancillary income	$2,840	14%	$3,844	18%	(26)%
Property rental income	18,077	86%	17,735	82%	2%
Total Segment Revenues	$20,917	100%	$21,579	100%	(3)%
Operating Expenses
Cost of services and products (excl. depreciation and amortization)
Live theater cost	$(1,371)	(7)%	$(4,264)	(20)%	68%
Property cost	(4,401)	(21)%	(3,243)	(15)%	(36)%
Occupancy expense	(3,270)	(16)%	(3,442)	(16)%	5%
Depreciation, amortization, and general and administrative expense
Depreciation and amortization	(3,522)	(17)%	(3,107)	(14)%	(13)%
General and administrative expenses	(1,424)	(7)%	(727)	(3)%	(96)%
Total Segment Expenses	$(13,988)	(67)%	$(14,783)	(69)%	5%
Segment Operating Income	$6,929	33%	$6,796	31%	2%

Real Estate segment operating income

Real Estate segment operating income increased by 2%, or $133,000, to $6.9 million for the year ended December 31, 2016 compared to 2015, primarily attributable to: (i) $2.2 million less legal fees incurred in relation to the “STOMP” arbitration process compared to 2015 (For more information about the legal expense, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report), (ii) the STOMP settlement, $415,000 was collected in 2016 which was recorded as a recovery against legal expenses allocated to this segment in 2016, and (iii) an increase in property rental income in Australia of $2.0 million of which $2.7 million was attributed to Cannon Park in Australia purchased in December 2015 (offset by a reduction of $706,000 relating to the existing sites), offset by the closure of the Union Square property in New York for redevelopment and a reduction in revenue due to the earthquake and redevelopment of our Courtenay Central assets in Wellington, New Zealand.  Please refer below for further explanation.

Revenue

Real estate revenue for the year ended December 31, 2016 decreased by 3% or $662,000, mainly driven by lower property rental income from the U.S. and New Zealand due to the closure of our Union Square property in New York currently being redeveloped and the sale of Taupo property in New Zealand along with reduced revenue due to the earthquake and redevelopment of our Courtenay Central assets in Wellington, New Zealand, in addition to the impact of unfavorable foreign exchange rates on our Australia and New Zealand operations.  This was offset by the increase in property rental income attributable to Cannon Park in Australia, which was purchased in December 2015.    Shown below is the revenue breakdown by country:

(Dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016 vs. 2015 Favorable / (Unfavorable)
United States	$3,271	16%	$5,342	25%	(39)%
Australia	13,334	64%	11,374	53%	17%
New Zealand	4,312	21%	4,863	23%	(11)%
Total Segment Revenues	$20,917	100%	$21,579	100%	(3)%

Cost of services and products (excluding depreciation and amortization)

Operating expense for 2016 decreased by 17%, or $1.9 million, as a result of the closure of the Union Square property in New York at the beginning of 2016 and the sale of the Taupo property in New Zealand, offset by the purchase of Cannon Park in Australia.  Also, the initial settlement received in 2016 from STOMP in the amount of $415,000 was recorded as a recovery against legal expenses incurred in 2016.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2016 increased by 29%, or $1.1 million, primarily driven by increased depreciation expense due to recent acquisitions and property enhancements, as well as increased salary costs due to staff expansion as we continue to develop our Real Estate capacity.

NON-SEGMENT RESULTS – 2016 vs. 2015

Gain on sale of assets

Net gain on sale of assets for 2016 decreased by $10.6 million, primarily due to the following sale transactions resulting in gains realized in 2015: (i) the sale of our Doheny condominium in Los Angeles resulting in a $2.8 million gain during Q1 2015, (ii) the closing of the sale of Moonee Ponds in Australia for a gain of $8.0 million (AU$10.3 million) during Q2 2015 and (iii) the gain on the first of the two sale agreements for our Taupo Property in New Zealand in the amount of $246,000 (NZ$353,000) during Q2 2015, compared to the gain from the final closing of the second sale agreement of the Taupo property in New Zealand in the amount of $393,000 (NZ$585,000) realized in First Quarter 2016.

General and administrative expense

Non-segment general and administrative expense for 2016 increased by $6.8 million or 46%, to $21.7 million.  Significant elements of this increase were as follows: (i) higher legal expenses ($3.2 million), (ii) release of overaccrual in prior years’ bonus accruals during 2015 resulting in lower general & administrative expenses in 2015 ($1.6 million), (iii) additional expenses incurred in connection with the 2015 year-end audit ($960,000), (iv) expenses incurred in connection with the change in status of certain executives ($400,000), and (v) higher compensation expense relating to equity-based performance awards as a result of the introduction of restricted stock units ($419,000).  The additional expenses incurred for the 2015 audit (not accrued in 2015) related to the further review of the Company’s tax matters for prior years.  We do not expect expenses incurred in connection with the year-end audit and the expenses connected with the change in status of certain executives to recur.

The increase in legal expenses in 2016 mainly relate to the defense of the derivative litigation, the arbitration of certain claims related to the termination of James J. Cotter, Jr. as our President and Chief Executive Officer and on a more limited basis, for the work undergone to improve corporate governance matters.  While the legal costs incurred by the Company were undoubtedly high, we believe that the majority of these costs were thrust upon the Company as it became necessary to vigorously defend the Company’s position in the derivative litigation and to resolve Mr. Cotter, Jr.’s claims relating to his termination.  As such, these costs should also be treated as non-recurring in nature.

For more information about the legal expense, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Casualty loss

Our parking structure at Courtenay Central in Wellington, New Zealand was significantly damaged by the earthquake on November 14, 2016 and was subsequently slated for demolition due to safety reasons.  We filed an insurance claim to recover the impairment loss on the parking structure and the ancillary demolition costs.  The $1.4 million casualty loss relates to the 5% deductible portion calculated based on the estimated value of the insured parking structure and the portion of demolition costs that may not be recoverable under our insurance policy.  Refer to Note 20 – Asset Impairment and Other Losses Recoverable through Insurance Claim for further details.

Income tax expense

Income tax expense decreased by $1.1 million, or 22%, compared to 2015, mainly due to reduction in pre-tax income.

Interest expense, net

Interest expense (net of interest income) decreased by $522,000, or 7%, mainly due to a reduction in interest rates as a result of our renegotiation of loan arrangements, offset by an increase in loan balance necessitated by our capital project needs.

BUSINESS SEGMENT RESULTS – 2015 vs. 2014

Presented below is the comparison of the segment operating income for our two business segments for the years ended December 31, 2015 and 2014:

	2015		2014		% Change Favorable/(Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segments Revenues	$242,823	$21,579	$238,355	$24,348	2%	(11)%
Segment Operating Expenses
Cost of services and products (excluding depreciation and amortization)	(196,544)	(10,948)	(195,896)	(9,770)	--%	(12)%
Depreciation and amortization	(11,161)	(3,107)	(11,047)	(4,061)	(1)%	23%
General and administrative expense	(3,000)	(728)	(3,575)	(1,042)	16%	30%
Total segment expenses	(210,705)	(14,783)	(210,518)	(14,873)	--%	1%
Segment operating income	$32,118	$6,796	$27,837	$9,475	15%	(28)%
Breakdown by country:
United States	10,190	(450)	9,189	2,225	11%	(120)%
Australia	17,988	5,400	15,292	5,183	18%	4%
New Zealand	3,940	1,846	3,356	2,067	17%	(11)%
	$32,118	$6,796	$27,837	$9,475	15%	(28)%

The discussion for each segment follows:

Cinema Exhibition – 2015 vs. 2014

(Dollars in thousands)	2015	% of Revenue	2014	% of Revenue	2015 vs. 2014 Favorable / (Unfavorable)
Revenues
Admission revenue	$156,680	65%	$157,253	66%	--%
Food & beverage revenue	69,184	28%	66,333	28%	4%
Advertising and other revenue	16,959	7%	14,769	6%	15%
Total Segment Revenues	$242,823	100%	$238,355	100%	2%
Operating Expenses
Cost of services and products (excl. depreciation and amortization)
Film rent and advertising cost	$(78,827)	(32)%	$(77,543)	(33)%	(2)%
Food & beverage cost	(12,856)	(5)%	(12,587)	(5)%	(2)%
Occupancy expense	(45,376)	(19)%	(47,155)	(20)%	4%
Other operating expense	(59,483)	(24)%	(58,611)	(25)%	(1)%
Depreciation, amortization, and general and administrative expense
Depreciation and amortization	(11,160)	(5)%	(11,047)	(5)%	(1)%
General and administrative expense	(3,003)	(1)%	(3,575)	(1)%	16%
Total Segment Expenses	$(210,705)	(87)%	$(210,518)	(88)%	--%
Segment Operating Income	$32,118	13%	$27,837	12%	15%

Cinema segment operating income

Cinema segment operating income increased by 15%, or $4.3 million, to $32.1 million for the year ended December 31, 2015 compared to December 31, 2014, primarily driven by increased admissions, offset by unfavorable foreign currency movements. Refer below for further explanations.

Revenue

The revenue in the United States for 2015 increased by $7.2 million or 6%, primarily driven by a higher average admission price. Australian cinema revenue decreased by $2.3 million, or 3%, primarily due to higher admission revenue and higher F&B revenue in local currencies as result of higher attendance, more than offset by unfavorable foreign exchange movements. In New Zealand, cinema revenue decreased by $484,000 or 2%, mainly due to higher admission revenue and higher F&B revenue in local currencies as a result of higher attendance and the opening of our Dunedin cinema in the last week of June 2014 and our LynnMall cinema in November 2015, more than offset by unfavorable foreign exchange movements.

Shown below is the revenue breakdown by country:

(Dollars in thousands)	2015	% of Revenue	2014	% of Revenue	2015 vs. 2014 Favorable / (Unfavorable)
United States	$133,423	55%	$126,212	53%	6%
Australia	86,235	36%	88,494	37%	(3)%
New Zealand	23,165	10%	23,649	10%	(2)%
Total Segment Revenues	$242,823	100%	$238,355	100%	2%

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2015 increased by $648,000, which was mainly attributable to increased costs due to increased admissions, which included higher film rental, payroll, occupancy and other costs. We also had additional costs associated with the refurbishment of our Angelika Film Center at Carmel Mountain Plaza in San Diego, California the opening of our new theater at LynnMall in Auckland, New Zealand, and cost relating to the preparation for closing our Gaslamp Cinema; these increased costs were mostly offset by movements in foreign currency.

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

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2015 decreased by $461,000, or 3%, with lower general and administrative expense being the main driver. General and administrative expense decreased by $575,000, or 16%, mainly driven by cost reductions from a favorable currency effect for expenses in Australia and New Zealand, and some cost savings in the U.S.

Real Estate – 2015 vs. 2014

(Dollars in thousands)	2015	% of Revenue	2014	% of Revenue	2015 vs. 2014 Favorable / (Unfavorable)
Revenues
Live theater rental and ancillary income	$3,844	18%	$3,343	14%	15%
Property rental income	17,735	82%	21,005	86%	(16)%
Total Segment Revenues	$21,579	100%	$24,348	100%	(11)%
Operating Expenses
Cost of services and products (excl. depreciation and amortization)
Live theater cost	$(4,264)	(20)%	$(1,591)	(7)%	(168)%
Property cost	(3,243)	(15)%	(3,826)	(16)%	15%
Occupancy expense	(3,442)	(16)%	(4,353)	(18)%	21%
Depreciation, amortization, and general and administrative expense
Depreciation and amortization	(3,107)	(14)%	(4,061)	(17)%	23%
General and administrative expense	(727)	(3)%	(1,042)	(4)%	30%
Total Segment Expenses	$(14,783)	(69)%	$(14,873)	(61)%	1%
Segment Operating Income	$6,796	31%	$9,475	39%	(28)%

Real Estate segment operating income

Real estate segment operating income decreased by $2.7 million or 28%, to $6.8 million for 2015 compared to 2014, the decrease was primarily attributable to 11% lower revenue, which was primarily caused by unfavorable currency fluctuations. Total operating costs decreased by $90,000, mainly due to savings caused by foreign currency exchange fluctuations, partially offset by increased legal costs due to the "STOMP" arbitration.  For more information about the legal expense, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Revenue

Real estate revenue for 2015 decreased by 11%, or $2.8 million, mainly due to an unfavorable currency fluctuations in our foreign operations.

Shown below is the revenue breakdown by country:

(Dollars in thousands)	2015	% of Revenue	2014	% of Revenue	2015 vs. 2014 Favorable / (Unfavorable)
United States	$5,342	25%	$5,128	21%	4%
Australia	11,374	53%	13,702	56%	(17)%
New Zealand	4,863	23%	5,518	23%	(12)%
Total Segment Revenues	$21,579	100%	$24,348	100%	(11)%

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2015 increased by 12%, or $1.2 million. We had lower operating costs after the sale of our Burwood and Moonee Ponds properties, and costs also benefited from the appreciation of the U.S. dollar against the New Zealand and the Australian dollars. However, these lower costs were more than offset by higher legal costs in our live theater business. The legal expenses relate to the costs (litigation and arbitration) associated with the prosecution of certain claims against the producers of STOMP, which is playing at our Orpheum theater. For more information about the legal expense, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

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

NON-SEGMENT RESULTS – 2015 vs. 2014

Income tax benefit (expense)

Income tax expense increased by $14.1 million compared to 2014, mainly due to the reversal in 2014 of the U.S. valuation allowance that had been recorded against deferred tax assets.

General and administrative expense

General and administrative expense for 2015 increased by $639,000 or 4%, mainly due to higher legal, consulting and Board of Directors fees in the U.S., offset by lower payroll expenses and foreign exchange rate movements resulting in lower Australia and New Zealand general and administration expense in U.S. dollars.  For more information about legal expenses, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

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

Other income (expense)

Other income and expense changed by $2.1 million or 127%, mainly due to a $1.6 million (NZ$2.0 million) reduction in business interruption insurance income related to the damage suffered by our Courtenay Central carpark building in 2014, as well as a $495,000 (AU$700,000) settlement relating to a historical personal injury claim with respect to an accident that occurred at one of our cinemas in Australia.

Equity earnings

Equity earnings from unconsolidated investments increased by $189,000 or 19%, primarily related to a increase in income from our Mt. Gravatt investment.

LIQUIDITY AND CAPITAL RESOURCES

Our cinema exhibition business plan is to enhance our current cinemas where it is financially reasonable to do so; develop our specialty cinemas in select markets; expand our food and beverage offering, and continue on an opportunistic basis, to identify, develop, and acquire cinema properties that allow us to leverage our cinema expertise over a larger operating base.  Our real estate business plan, given the substantial increase in Manhattan rents and commercial real estate values in recent periods, is to progress the redevelopment of our Union Square and Cinemas 1,2,3 properties in the US; to build-out our Newmarket and Auburn sites in Australia as well as our Courtenay Central site in New Zealand; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets.  We will also continue to explore potential synergistic acquisitions that may not readily fall into either our cinema or real estate segment.

The success of our Company is dependent on our ability to execute these business plans effectively through our available resources (both cash and available borrowing facilities) while still timely addressing our liquidity risk.  Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due. At the present, our financial obligations arise mainly from capital expenditure needs,  working capital requirements, and debt servicing requirements. We manage the liquidity risk by ensuring our ability to generate sufficient cash flows from operating activities and to obtain adequate, reasonable financing or extension of maturity dates under reasonable arrangements, and/or to convert non-performing or non-strategic assets into cash.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2016	2015(2)	2014(2)	2013(3)	2012(3)
Net Cash from Operating Activities	$30,188	$28,574	$28,343	$25,183	$25,496
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$19,017	$19,702	$50,248	$37,696	$38,531
Unused borrowing facility	117,599	70,134	45,700	19,400	23,300
Restricted for capital projects(1)	62,024	10,263	--	--	--
Unrestricted capacity	55,575	59,871	45,700	19,400	23,300
Total resources at 12/31	136,616	89,836	95,948	57,096	61,831
Total unrestricted resources at 12/31	74,592	79,573	95,948	57,096	61,831
Debt-to-Equity Ratio
Total contractual facility	$266,233	$207,075	$201,318	$187,860	$219,897
Total debt (gross of deferred financing costs)	148,535	130,941	164,036	168,460	196,597
Current	567	15,000	38,104	75,538	28,714
Non-current	147,968	115,941	125,932	92,922	167,883
Total book equity	146,615	138,951	133,716	123,531	130,954
Debt-to-equity ratio	1.01	0.94	1.23	1.36	1.50
Changes in Working Capital
Working capital (deficit)	$6,655	$(35,581)	$(15,119)	$(75,067)	$(25,074)
Current ratio	1.10	0.51	0.84	0.43	0.75
Capital Expenditures (including acquisitions)	$49,166	$53,119	$14,914	$20,082	$13,723

(1) This relates to the construction facilities specifically negotiated for: (i) Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015.

 (2) Certain 2015 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes). For 2014, no changes made, except for the Stockholders’ Equity balance as of 12/31/2014, as we were not required to present the restatement numbers as of December 31, 2014 for Balance Sheet.

(3) Years 2013 and 2012 are periods not covered by the restatement as a result of a change in accounting principle. Except for the Stockholders’ Equity balance as of 12/31/2013, no other changes made.

On or before the end of 2017, we expect to receive $42.3 million (AU$58.5 milion) in proceeds from the deferred sale of our Burwood property.  On March 2, 2017, the Board of Directors has authorized a stock repurchase program to repurchase up to $25.0 million of Reading’s Non-Voting Common Stock.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.   In recent years, our treasury management has been focused on more aggressive cash management using cash balances to reduce debt.  In earlier years, we maintained significant cash balances in our bank accounts.  We have used cash generated from operations and other excess cash, to the extent not needed for any capital expenditures, to paydown our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges.

For the year ended December 31, 2016, we:

(i)	refinanced the $15.0 million loan with Santander Bank, with a 3-year $20.0 million term loan through a new lender (Valley National Bank);
(ii)	extended the maturity date of our $5.0 million Bank of America line of credit for two years, originally scheduled to mature in October 2017;
(iii)	replaced the funding that we used to purchase the new U.S. Corporate Headquarters in Los Angeles through a new $8.4 million loan with 10-year repayment term; and,
(iv)

successfully negotiated in December 2016 the $57.5 million 3-year term construction financing for our Union Square redevelopment project, $8.0 million of which was advanced before year-end to repay the existing $8.0 million Union Square mortgage loan with East West Bank, originally scheduled to mature in July 2017.

Refer to Note 10 – Debt in the Consolidated Financial Statements for further details on our various borrowing arrangements.

At December 31, 2016, our consolidated cash and cash equivalents totaled $19.0 million. Of this amount,  $10.5 million,  $6.3 million and $2.2 million were held by our U.S., Australian and New Zealand operations, respectively. Our intention is to reinvest indefinitely Australian earnings but not reinvest indefinitely New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt.  As noted in the preceding table, we have $55.6 million unused capacity of available corporate credit facilities at December 31, 2016.  In addition, we have $49.5 million and $12.5 million (NZ$18.0 million) unused capacity for Union Square development uses and construction funding for New Zealand, respectively.

The change in cash and cash equivalents for the three years ended December 31, 2016 is as follows:

				% Change
(Dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net cash provided by operating activities	$30,188	$28,574	$28,343	6%	1%
Net cash used in investing activities	(42,861)	(29,710)	(9,898)	(44)%	(> 100)%
Net cash provided by (used in) financing activities	11,246	(27,961)	(3,275)	> 100%	(> 100)%
Impact of exchange rate on cash	742	(1,449)	(2,618)	> 100%	(45)%
Net increase (decrease) in cash and cash equivalents	$(685)	$(30,546)	$12,552	98%	(> 100)%

Operating activities

2016 vs. 2015: Cash provided by operating activities for 2016 increased by $1.6 million or 6%, to $30.2 million, primarily driven by a $1.3 million increase in operational cash flows as a result of the increase in segment operating income.

2015 vs. 2014: Cash provided by operating activities for 2015 increased by $231,000 or 1%, to $28.6 million, primarily driven by a $6.2 million change in operating assets and liabilities, partially offset by a $6.0 million decrease in operational cash flows.

Investing activities

2016: In 2016, the $42.9 million of cash used in investing activities was mainly related to the $49.2 million capital expenditures, which included the following: (i) $11.2 million acquisition of the new Corporate Headquarters office in Los Angeles, (ii) expenditures relating to the fit-out and opening of Olino and enhancement to our existing cinemas, and (iii) expenditures relating to our various value creation projects, notably the Union Square redevelopment project and expansion projects for our Newmarket and Courtenay centers.  These are offset by the $5.0 million advanced insurance settlement on our Courtenay Central parking structure earthquake damage and $831,000 proceeds from the sale closing of the Lake Taupo undeveloped land.

2015: In 2015, the $29.7 million of cash used in investing activities was mainly related to the $53.1 million capital expenditures, which included the $24.1 million (AU$33.4 million) purchase of the Cannon Park ETCs in Queensland, Australia and the $5.5 million (AU$7.6 million) purchase of a parcel of land and office building adjacent to our existing Newmarket shopping center, as well as enhancements to our existing properties, offset by $21.9 million dollars received from the sales of the Moonee Ponds properties (Australia), the Doheny condo in Los Angeles and the Lake Taupo sites (New Zealand).

Financing activities

2016: The $11.2 million of cash provided by financing activities was primarily due to the $17.9 million new loan advances (net of $63.7 million repayments), offset by expenditures relating to the following: (i) $4.0 million capitalized borrowing costs to negotiate new loan arrangements, specifically the new Union Square construction financing and the U.S. Corporate Headquarters term loan, and

(ii) $2.9 million cash outlays to complete our $10.0 million stock buyback program.

2015: The $28.0 million of cash used in financing activities in 2015 was primarily due to the $24.7 million net repayment of debt and $3.3 million used in our stock buyback program, offset by  $492,000 proceeds from share option exercises.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of December 31, 2016:

(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Debt - current and non-current portion(1)	$567	$16,453	$95,793	$208	$218	$7,383	$120,622
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Tax settlement liability	--	--	--	--	2,653	--	2,653
Pension liability	2,223	684	684	684	684	2,996	7,955
Village East purchase option(2)	5,900	--	--	--	--	--	5,900
Lease obligations	31,335	27,148	24,776	18,136	14,348	126,677	242,420
Estimated interest on debt(3)	5,828	5,432	4,274	1,711	1,701	9,038	27,984
Total	$45,853	$49,717	$125,527	$20,739	$19,604	$174,007	$435,447

(1)	Information is presented gross of deferred financing costs.
(2)	Represents the lease liability of the option associated with the ground purchase of the Village East cinema.
(3)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

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

Please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report for more information.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements detailed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report, there are no off-balance sheet arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

FINANCIAL RISK MANAGEMENT

Currency and interest rate risk

Our Company’s objective in managing exposure to foreign currency and interest rate fluctuations is to reduce volatility of earnings and cash flows in order to allow management to focus on core business issues and challenges.

We currently manage our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services, as well as borrowing in local currencies to match revenues and expenses. Since we intend to conduct business on a self-funding basis (except for funds used to pay an appropriate share of our U.S. corporate overhead), we do not believe the currency fluctuations present a material risk to the Company.  As such, we do not use derivative financial instruments to hedge against the risk of foreign currency exposure.

Our exposure to interest rate risk arises out of our long-term floating-rate borrowings.  To manage the risk, we utilize interest rate derivative contracts to convert certain floating-rate borrowings into fixed-rate borrowings. It is our Company’s policy to enter into interest rate derivative transactions only to the extent considered necessary to meet its objectives as stated above. Our Company does not enter into these transactions or any other hedging transactions for speculative purposes.

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

CRITICAL ACCOUNTING ESTIMATES

We believe that the application of the following accounting policies requires significant judgments and estimates in the preparation of our Consolidated Financial Statements and hence,  are critical to our business operations and the understanding of our financial results:

Impairment of long-lived assets, including goodwill and intangible assets

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

(i)

Impairment of Long-lived Assets (other than Goodwill and Intangible Assets with indefinite lives) – we evaluate our long-lived assets and finite-lived intangible assets using historical and projected data of cash flows as our primary indicator of potential impairment and we take into consideration the seasonality of our business. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.  For certain non-income producing properties or for those assets with no consistent historical or projected cash flows, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.

No impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2016, other than the write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the 4th quarter of 2016.  Refer to Note 20 – Asset Impairment and Other Losses Recoverable through Insurance Claim for further details.

(ii)

Impairment of Goodwill and Intangible Assets with indefinite lives – goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates.

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2016.

Business Combination

In recent years, our business acquisition efforts have been focused on our real estate segment.  For real estate acquisitions meeting the definition of a “business” in accordance with ASC 805, Business Combinations,  the assets acquired and the liabilities assumed are recorded at their fair values as of the acquisition date.  To accomplish this, we typically obtain third party valuations to allocate the purchase price to the assets acquired and liabilities assumed, including both tangible and intangible components.  The determination of the fair values of the acquisition components and its related determination of the estimated lives of depreciable tangible assets and amortizing intangible assets/liabilities require significant judgment and several considerations, as described in more detail in the section “Business Acquisition Valuation and Purchase Price Allocation” in Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Recognition of Gift Card Breakage Income

Generally, our revenue recognition is not assessed as an area requiring significant judgment and estimation in that our revenues from ticket and food and beverage sales are recognized when collected principally in cash or credit card at our theatre locations and through our online selling channels.  In regards our real estate business, we execute lease contracts for existing tenancies, but revenue is recognized on a straight-line basis over the lease term.

Prior to 2014, we recognized revenue for our gift cards and gift certificates issued in the U.S., which do not expire and have no dormancy fees, only when they were redeemed. At the end of fourth quarter of 2016, we determined that we have sufficient historical information to recognize breakage income on them.  Based on our review of our own historical redemption patterns using company-wide data accumulated over many years, we considered it preferable to estimate a certain percentage of our gift card and gift certificate sales to be recorded as breakage income as it better reflects of our historical redemption patterns and our earnings process.  Effectively, we concluded that a portion of these sales may have a remote likelihood of redemption based on our own historical redemption patterns and thus the liability is derecognized for them.  We will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.   Please refer to Note 2 – Summary of Significant Accounting Policies – Accounting Changes for the impact of this accounting change.

Tax valuation allowance and obligations We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2016, we had recorded approximately $39.3 million of deferred tax assets (net of $10.4 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards and tax credit carry-forwards. These deferred tax assets were offset by a valuation allowance of $10.6 million resulting in a net deferred tax asset of $28.7 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income. There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry-forwards and tax credit carry-forwards.

Contingencies (including the insurance recoverability of losses incurred as a result of the recent earthquake in New Zealand)

For loss contingencies, we record any loss contingencies if the following two conditions are satisfied: (a) there is a “probable” likelihood that the liability had been incurred, that is, there is virtual certainty that we will eventually make payments as a result of an obligating past event, and (b) the amount of the loss can be reasonably estimated.

For other contingencies,

(i)

for recoveries through an insurance claim, we record a recoverable asset (not to exceed the amount of the total losses incurred) only when the collectability of such claim is considered probable.  To evaluate the probable collectability of an insurance claim, we consider communications with our insurance company.

(ii)	for gain contingencies resulting from legal settlements, we record those settlements in our consolidated statements of operations when cash or other forms of payments are received.

Here are the discussions in regards our significant contingencies during 2016:

Legal contingencies

From time-to-time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.  All of these matters require that we make judgments based on the facts known to us. These judgments are inherently uncertain and can change significantly when additional facts become known. We provide accruals for matters that have probable likelihood of occurrence and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds (either in cash or other forms of payments) are received by us.    Please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report for more information on legal matters.

Contingencies arising from earthquake damage on our Courtenay Central parking garage

We filed an insurance claim with our Insurer shortly after the earthquake incident.  Our policy allows us to record a recoverable asset (to the extent of incurred losses) only when the collectability is probable.  We have recorded certain incurred losses, consisting of the (i) written down carrying value of the damaged parking structure and (ii) certain losses related to the demolition activities, net of any expected insurance recovery, as discussed more fully in Note 20 – Asset Impairment and Other Losses Recoverable Through Insurance Claim to the Consolidated Financial Statements.

For a summary of our significant accounting policies, including the critical accounting estimates discussed above, see Note 2 to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Item 7A – Quantitative and Qualitative Disclosure about Market Risk

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their Form 10-K filings.  Several alternatives, all with some limitations, have been offered.  The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•	it is based on a single point in time; and,
•	it does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of such an analysis may be useful as a benchmark, they should not be viewed as forecasts.

At December 31, 2016, approximately 42% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $8.5 million in cash and cash equivalents.  At December 31, 2015, approximately 46% and 19% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $10.4 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $142,000 for the year ended December  31, 2016.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 73% and 53% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $12.5 million and $3.9 million, respectively, and the change in our net income for the year would be $1.1 million and $45,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $14.8 million and $14.6 million as of December 31, 2016 and 2015, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $1.2 million increase or decrease in our 2016 interest expense.

Item 8 – Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Reading International, Inc.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f).

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

By: /s/ Ellen M. Cotter Ellen M. Cotter Chief Executive Officer	By: /s/ Devasis Ghose Devasis Ghose Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONSOLIDATED FINANCIAL STATEMENTS)

Board of Directors and Stockholders

Reading International, Inc.

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reading International Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017 expressed an unqualified opinion.

As described in Note 2 to the consolidated financial statements, the Company elected to change its method of accounting for recognition of breakage income for its gift cards and gift certificates in the United States.  The change in accounting principle is presented as effective for each of the three years in the period ended December 31, 2016.

/s/ GRANT THORNTON LLP

Los Angeles, CA

March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(INTERNAL CONTROL OVER FINANCIAL REPORTING)

Board of Directors and Stockholders

Reading International, Inc.

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 13, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 13, 2017

Reading International, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31, 2016 and 2015

(U.S. dollars in thousands, except share information)

	December 31,	December 31,
	2016	2015(1)(2)
ASSETS
Current Assets:
Cash and cash equivalents	$19,017	$19,702
Receivables	8,772	10,036
Inventory	1,391	1,122
Prepaid and other current assets	5,787	5,640
Land held for sale – current	37,674	421
Total current assets	72,641	36,921
Operating property, net	211,886	210,298
Land held for sale – non-current	--	37,966
Investment and development property, net	43,687	23,002
Investment in unconsolidated joint ventures	5,071	5,370
Investment in Reading International Trust I	838	838
Goodwill	19,828	19,715
Intangible assets, net	10,037	9,889
Deferred tax asset, net	28,667	24,584
Other assets	13,111	3,615
Total assets	$405,766	$372,198
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$26,479	$23,638
Film rent payable	10,528	9,291
Debt – current portion	567	14,887
Taxes payable	3,523	5,275
Deferred current revenue	10,758	11,771
Other current liabilities	14,131	7,640
Total current liabilities	65,986	72,502
Debt – long-term portion	115,707	87,101
Subordinated debt	27,340	27,125
Noncurrent tax liabilities	19,953	16,457
Other liabilities	30,165	30,062
Total liabilities	$259,151	$233,247
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,856,267 issued and 21,497,717 outstanding at December 31, 2016 and 32,831,113
issued and 21,654,302 outstanding at December 31, 2015	$230	$229
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2016 and 2015	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2016 and 2015	--	--
Additional paid-in capital	144,569	143,815
Retained earnings (accumulated deficit)	1,680	(7,723)
Treasury shares	(16,374)	(13,524)
Accumulated other comprehensive income	12,075	11,806
Total Reading International, Inc. stockholders’ equity	142,197	134,620
Noncontrolling interests	4,418	4,331
Total stockholders’ equity	$146,615	$138,951
Total liabilities and stockholders’ equity	$405,766	$372,198

See accompanying Notes to Consolidated Financial Statements.

(1) Certain 2015 balances have been reclassified to conform to the 2016 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

(2) Certain 2015 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

Reading International, Inc. and Subsidiaries

Consolidated Statements of Operations for the Three Years Ended December 31,  2016

(U.S. dollars in thousands, except share and per share data)

	2016	2015(1)	2014(1)
Revenue
Cinema	$256,922	$242,823	$238,355
Real estate	13,551	15,042	16,887
Total revenue	270,473	257,865	255,242
Costs and expenses
Cinema	(198,523)	(190,007)	(188,435)
Real estate	(9,044)	(10,948)	(9,770)
Depreciation and amortization	(15,689)	(14,562)	(15,468)
General and administrative	(26,906)	(18,652)	(18,902)
Total costs and expenses	(250,162)	(234,169)	(232,575)
Operating income	20,311	23,696	22,667
Interest income	86	1,268	662
Interest expense	(6,868)	(8,572)	(9,662)
Casualty loss	(1,421)	--	--
Net gain on sale of assets	393	11,023	25
Other income (expense)	(63)	(440)	1,646
Income before income taxes and equity earnings of unconsolidated joint ventures	12,438	26,975	15,338
Equity earnings of unconsolidated joint ventures	999	1,204	1,015
Income before income taxes	13,437	28,179	16,353
Income tax benefit (expense)	(4,020)	(5,148)	8,925
Net income	$9,417	$23,031	$25,278
Less: Net income (loss) attributable to noncontrolling interests	14	(79)	(57)
Net income attributable to Reading International, Inc. common shareholders	$9,403	$23,110	$25,335
Basic income per share attributable to Reading International, Inc. shareholders	$0.40	$0.99	$1.08
Diluted income per share attributable to Reading International, Inc. shareholders	$0.40	$0.98	$1.07
Weighted average number of shares outstanding–basic	23,320,048	23,293,696	23,431,855
Weighted average number of shares outstanding–diluted	23,521,157	23,495,618	23,749,221

See accompanying Notes to Consolidated Financial Statements.

(1) Certain 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

Reading International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31,  2016

(U.S. dollars in thousands)

	2016	2015(1)	2014(1)
Net income	$9,417	$23,031	$25,278
Foreign currency translation gain (loss)	142	(16,488)	(14,255)
Unrealized income (loss) on available for sale investments	(2)	2	--
Accrued pension service benefit (costs)	129	207	738
Comprehensive income	$9,686	$6,752	$11,761
Less: Net income (loss) attributable to noncontrolling interests	14	(79)	(57)
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(46)	(41)
Comprehensive income attributable to Reading International, Inc.	$9,673	$6,877	$11,859

See accompanying Notes to Consolidated Financial Statements.

(1) Certain 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

Reading International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2016

(In thousands)

	Common Stock					Retained		Accumulated	Reading
		Class A		Class B	Additional	Earnings		Other	International Inc.		Total
	Class A	Par	Class B	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)(1)	Stock	Income/(Loss)	Equity(1)	Interests	Equity(1)
At January 1, 2014	21,890	$225	1,495	$15	$137,849	$(56,168)	$(4,512)	$41,515	$118,924	$4,607	$123,531
Net income (loss)	--	--	--	--	--	25,335	--	--	25,335	(57)	25,278
Other comprehensive loss, net	--	--	--	--	--	--	--	(13,476)	(13,476)	(41)	(13,517)
Stock-based compensation expense	--	3	--	--	1,410	--	--	--	1,413	--	1,413
Stock repurchase plan	(432)	--	--	--	--	--	(4,070)	--	(4,070)	--	(4,070)
Class A common stock issued for stock bonuses and options exercised	283	--	--	--	978	--	--	--	978	--	978
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	327	327
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(224)	(224)
At December 31, 2014	21,741	$228	1,495	$15	$140,237	$(30,833)	$(8,582)	$28,039	$129,104	$4,612	$133,716
Net income (loss)	--	--	--	--	--	23,110	--	--	23,110	(79)	23,031
Other comprehensive loss, net	--	--	--	--	--	--	--	(16,233)	(16,233)	(46)	(16,279)
Stock-based compensation expense	7	--	--	--	1,458	--	--	--	1,458	--	1,458
Stock repurchase plan	(240)	--	--	--	--	--	(3,110)	--	(3,110)	--	(3,110)
Class A common stock issued for stock bonuses and options exercised	235	2	--	--	490	--	--	--	492	--	492
In-kind exchange of stock for the exercise of options, net issued	(89)	(1)	--	2	1,630	--	(1,832)	--	(201)	--	(201)
Contributions from noncontrolling shareholders	--	--	185	--	--	--	--	--	--	17	17
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(173)	(173)
At December 31, 2015	21,654	$229	1,680	$17	$143,815	$(7,723)	$(13,524)	$11,806	$134,620	$4,331	$138,951
Net income	--	--	--	--	--	9,403	--	--	9,403	14	9,417
Other comprehensive loss, net	--	--	--	--	--	--	--	269	269	(1)	268
Stock-based compensation expense	--	--	--	--	609	--	--	--	609	--	609
Stock repurchase plan	(181)	--	--	--	--	--	(2,850)	--	(2,850)	--	(2,850)
Class A common stock issued for stock bonuses and options exercised	13	2	--	--	145	--	--	--	147	--	147
In-kind exchange of stock for the exercise of options, net issued	12	(1)	--	--	--	--	--	--	(1)	--	(1)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	268	268
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(194)	(194)
At December 31, 2016	21,498	$230	1,680	$17	$144,569	$1,680	$(16,374)	$12,075	$142,197	$4,418	$146,615

See accompanying Notes to Consolidated Financial Statements.

(1) Certain 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

X

Reading International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2016

(U.S. dollars in thousands)

	2016	2015(1)	2014(1)
Operating Activities
Net income	$9,417	$23,031	$25,278
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(999)	(1,204)	(1,015)
Distributions of earnings from unconsolidated joint ventures	1,004	1,074	857
Net gain on sale of assets	(393)	(11,023)	(25)
Change in net deferred tax assets	(5,060)	(4,067)	(14,029)
Depreciation and amortization	15,689	14,562	15,468
Other amortization	1,797	919	2,077
Casualty loss	1,421	--	--
Stock based compensation expense	609	1,458	1,413
Net changes in operating assets and liabilities:
Receivables	1,296	620	(2,753)
Prepaid and other assets	(599)	(2,386)	(493)
Accounts payable and accrued expenses	2,843	6,479	148
Film rent payable	1,244	282	3,117
Taxes payable	(1,707)	(426)	(3,883)
Deferred revenue and other liabilities	3,626	(745)	2,183
Net cash provided by operating activities	30,188	28,574	28,343
Investing Activities
Purchases of and additions to operating property	(49,166)	(53,119)	(14,914)
Change in restricted cash	178	1,292	(614)
Distributions from unconsolidated joint ventures	296	228	208
Advanced cash settlement on insurance claim	5,000	--	--
Proceeds from sale of property	831	21,889	5,422
Net cash used in investing activities	(42,861)	(29,710)	(9,898)
Financing Activities
Repayment of long-term borrowings	(63,748)	(35,239)	(7,140)
Proceeds from borrowings	81,616	10,500	8,173
Capitalized borrowing costs	(3,992)	(248)	(1,320)
Repurchase of Class A Nonvoting Common Stock	(2,850)	(3,310)	(4,070)
Proceeds from stock option exercises	146	492	978
Noncontrolling interest contributions	268	17	327
Noncontrolling interest distributions	(194)	(173)	(223)
Net cash provided by/ (used in) financing activities	11,246	(27,961)	(3,275)
Effect of exchange rate on cash	742	(1,449)	(2,618)
Net increase (decrease) in cash and cash equivalents	(685)	(30,546)	12,552
Cash and cash equivalents at the beginning of the year	19,702	50,248	37,696
Cash and cash equivalents at the end of the year	$19,017	$19,702	$50,248
Supplemental Disclosures
Interest paid	$5,948	$9,023	$9,504
Income taxes paid, net	6,607	8,553	6,407
Non-Cash Transactions
Lease make-good accrual	$35	$1,314	$4,385
In-kind exchange of stock for the exercise of options, net	--	1,833	--

See accompanying Notes to Consolidated Financial Statements.

(1) Certain 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

Reading International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31,  2016

_____________________________________________________________________________________________________________________________________

NOTE 1 – Description of Business and Segment Reporting

The Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999, and, following the consummation of a consolidation transaction on December 31, 2001, is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”).  Our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand; and,
•	the development, ownership, and operation of retail and commercial real estate in the United States, Australia, and New Zealand.

Business Segments

Our business is comprised of two operating segments, as follows: (i) cinema exhibition and (ii) real estate.  Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate segment, we have acquired, and continue to hold, raw land in urban and suburban centers in Australia, New Zealand, and the United States.

The tables below summarize the results of operations for each of our business segments.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	2016			2015(2)			2014(2)
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue	$256,922	$20,917	$277,839	$242,823	$21,579	$264,402	$238,355	$24,348	$262,703
Inter-segment elimination(1)	--	--	(7,366)	--	--	(6,537)	--	--	(7,461)
Total revenue	256,922	20,917	270,473	242,823	21,579	257,865	238,355	24,348	255,242
Operating expense
Cost of services and products (excluding depreciation and amortization)	(205,889)	(9,044)	(214,933)	(196,544)	(10,948)	(207,492)	(195,896)	(9,770)	(205,666)
Inter-segment elimination(1)	--	--	7,366	--	--	6,537	--	--	7,461
Total cost of services and products	(205,889)	(9,044)	(207,567)	(196,544)	(10,948)	(200,955)	(195,896)	(9,770)	(198,205)
Depreciation and amortization	(11,772)	(3,522)	(15,294)	(11,161)	(3,107)	(14,268)	(11,047)	(4,061)	(15,108)
General and administrative expense	(3,763)	(1,422)	(5,185)	(3,000)	(728)	(3,728)	(3,575)	(1,042)	(4,617)
Total operating expense	(221,424)	(13,988)	(228,046)	(210,705)	(14,783)	(218,951)	(210,518)	(14,873)	(217,930)
Segment operating income	$35,498	$6,929	$42,427	$32,118	$6,796	$38,914	$27,837	$9,475	$37,312

(1) Inter-segment eliminations relate to the internal charge between the two segments where the cinema operates within real estate owned within the group.

(2) Balances relating to Cinema segment included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2016	2015(1)	2014(1)
Segment operating income	$42,427	$38,914	$37,312
Unallocated corporate expense:
Depreciation and amortization expense	(395)	(294)	(360)
General and administrative expense	(21,721)	(14,924)	(14,285)
Interest expense, net	(6,782)	(7,304)	(9,000)
Equity earnings of unconsolidated joint ventures	999	1,204	1,015
Gain on sale of assets	393	11,023	25
Casualty loss	(1,421)	--	--
Other income (expense)	(63)	(440)	1,646
Income before income taxes	$13,437	$28,179	$16,353

(1) 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015(2)(3)
By segment:
Cinema	$133,057	$106,201
Real estate	240,362	219,497
Corporate (1)	32,347	46,500
Total assets	$405,766	$372,198
By country:
United States	$161,922	$129,254
Australia	170,556	173,045
New Zealand	73,288	69,899
Total assets	$405,766	$372,198

(1) Corporate Assets includes cash and cash equivalents of $19.0 million and $19.7 million as of December 31, 2016 and 2015, respectively.

(2) The balance as of December 31, 2015 included the reclassification adjustment relating to netting of deferred financing costs amounting to $1.8 million, as discussed in Note 2 – Summary of Significant Accounting Policies – Recently Adopted and Issued Accounting Pronouncements.

(3) The balances as of December 31, 2015 included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

The following table sets forth our operating properties by country:

(Dollars in thousands)	December 31, 2016	December 31, 2015
United States	$75,845	$66,787
Australia	103,430	106,985
New Zealand	32,611	36,526
Total operating property	$211,886	$210,298

The table below summarizes capital expenditures for the three years ended December 31, 2016:

(Dollars in thousands)	2016	2015	2014
Segment capital expenditures	$49,023	$52,989	$14,310
Corporate capital expenditures	143	130	604
Total capital expenditures	$49,166	$53,119	$14,914

NOTE 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).    These consolidated financial statements include the accounts of our wholly-owned subsidiaries, which are RDGE, CRG, and CDL.  We have also consolidated the following entities that are not wholly-owned for which we have control:

•	Australia Country Cinemas Pty, Limited, a company in which we own a 75% interest and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia;
•	Sutton Hill Properties, LLC (“SHP”), a company based in New York in which we own a 75% interest and whose only asset is the fee interest in the Cinemas 1,2,3; and,
•	Shadow View Land and Farming, LLC in which we own a 50% controlling membership interest and whose only asset is a 202-acre land parcel in Coachella, California.

Our investment interests in certain joint venture arrangements, for which we own between 20% to 50% and for which we have no control over the operations, are accounted for as unconsolidated joint ventures, and hence, recorded in the consolidated financial statements under the equity method. These investment interests include our:

•

25% undivided interest in the unincorporated joint venture that owns 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan;

•	33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia;

•	33.3% undivided interest in Rialto Distribution, an unincorporated joint venture engaged in the business of distributing art film in New Zealand and Australia; and,
•	50% undivided interest in the unincorporated joint venture that owns Rialto Cinemas.

We consider that we have control over our partially-owned subsidiaries and joint venture interests (collectively “investee”) when these conditions exist: (i) we own a majority of the voting rights or interests of the investee (typically above 50%), or (ii) in the case when we own less than the majority voting rights or interests, we have the power over the investee when the voting rights or interests are sufficient to give it the practical ability to direct the relevant activities of the investee unilaterally.  The Company considers all relevant facts and circumstances in assessing whether or not our voting rights in the investee are sufficient to give it power, including: (i) the size of our voting rights and interests relative to the size and dispersion of holdings of other vote holders; (ii) potential voting rights and interests held by us; (iii) rights and interests arising from other contractual arrangements; and (iv) any additional other relevant facts.

All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates and assumptions include, but not limited to: (i) valuations in relation to business acquisition, (ii) projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles), (iii) valuation of our derivative instruments, (iv) recoverability of our deferred tax assets and (v) estimation of gift card and gift certificate breakage where we have concluded that the likelihood of redemption is remote.   Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2015 comparative information in the consolidated balance sheets and notes to conform to the 2016 presentation.  These changes relate to the following:

(i)

adoption of Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, as discussed more fully in the section “Recently Adopted and Issued Accounting Pronouncements”; and,

(ii)	reclassification of Investments in marketable securities and Restricted cash line items as part of Prepaid and other current assets due to their immaterial balances.

These reclassifications had no significant impact on our financial position as of December 31, 2015 and our results of operations and cash flows for the two years ended December 31, 2015, as previously reported.

Revenue Recognition

(i)

Cinema Exhibition – revenue from cinema ticket sales and food and beverage sales are recognized when sold and collected.  These sales, which are recorded net of taxes, are principally collected in cash or credit card at our theatre locations and through our online selling channels.  Ancillary revenue from gift cards and gift certificate sales is deferred and recognized as revenue when redeemed. Gift card and gift certificate breakage income is recognized based upon our historical redemption patterns and represents the balance of gift cards and gift certificates for which we believe the likelihood of redemption by the customer is remote.

(ii)

Real Estate – we have retained substantially all of the risks and benefits of ownership of our real estate properties and therefore, we account for our tenant leases as operating leases.  Accordingly, rental revenue is recognized on a straight-line basis over the lease term.  Revenue from our live theatre business is determined based on fixed and variable fees (percentage of ticket sales) pursuant to our license agreement with the production companies and is recorded on a weekly basis after performance of a show occurs.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase as cash equivalents for which cost approximates fair value.

Receivables

Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets, food & beverage items, or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily made up of the goods and services tax refund receivable from our Australian taxing authorities and the management fee receivable from the managed cinemas and property damage insurance recovery proceeds. We have no history of significant bad debt losses and we have established an allowance for accounts that we deem uncollectible.

Investment in Marketable Securities

Our investment in marketable securities, presented as part of prepaid and other current assets, includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  Available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Inventory

Inventory is composed of food and beverage items used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant.  At December 31, 2016 and 2015, our restricted cash balance, included as part of prepaid and other current assets, was $17,000 and $160,000, respectively.

Derivative Financial Instruments

All of our derivative financial instruments are carried in our consolidated balance sheets at fair value.  Derivatives are generally executed for interest rate management purposes but are not designated as hedges.  Therefore, changes in market values are recognized in current earnings.

Operating Property, net

Operating property consists of land, buildings and improvements, leasehold improvements, fixtures and equipment which we use to derive operating income associated with our two business segments, cinema exhibition and real estate.  Buildings and improvements, leasehold improvements, fixtures and equipment are initially recorded at the lower of cost or fair market value and depreciated over the useful lives of the related assets.  Land is not depreciated.  Expenditures relating to renovations, betterments or improvements to existing assets are capitalized if it improves or extends the lives of the respective assets and/or provide long-term future net cash inflows, including the potential for cost savings.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are generally as follows:

Building and improvements	15 – 60 years
Leasehold improvements	Shorter of the lease term or useful life of the improvement
Theater equipment	7 years
Furniture and fixtures	5 – 10 years

Investment and Development Property, net

Investment and development property consists of land, buildings and improvements under development, and their associated capitalized interest and other development costs that we are either holding for development, currently developing, or holding for investment appreciation purposes.  These properties are initially recorded at the lower of cost or fair market value.  Within investment and development property are building and improvement costs directly associated with the development of potential cinemas (whether for sale or lease), the development of entertainment-themed centers (“ETCs”), or other improvements to real property. As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets. We cease cost capitalization (including interest) on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed.  However, we do not suspend cost capitalization for brief interruptions and interruptions that are externally imposed, such as mandates from governmental authorities.

Impairment of Long-Lived Assets

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

(i)

Impairment of Long-lived Assets (other than Goodwill and Intangible Assets with indefinite lives) – we evaluate our long-lived assets and finite-lived intangible assets using historical and projected data of cash flows as our primary indicator of potential impairment and we take into consideration the seasonality of our business. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.  For certain non-income producing properties or for those assets with no consistent historical or projected cash flows, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.

No impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2016, other than the write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the Fourth Quarter of 2016.  Refer to Note 20 – Asset Impairment and Other Losses Recoverable through Insurance Claim for further details.

(ii)

Impairment of Goodwill and Intangible Assets with indefinite lives – goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates.

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2016.

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

Property Held for Sale

When a property is classified as held for sale, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  As of December 31, 2016 and 2015, we have classified our landholding in Burwood, Australia as land held for sale as a result of a sale transaction on May 12, 2014 that is expected to close by December 31, 2017.  Refer to Note 4 – Real Estate Transactions for details.

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and/or financing are amortized over the respective term of the lease or loan on a straight-line basis.  Direct costs incurred in connection with financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized on the effective interest method.  Net deferred financing costs are presented as a reduction in the associated Debt account (see Note 10 – Debt) in line with our adoption of ASU 2015-03 which became effective since January 1, 2016.

Film Rental Costs

Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensees.

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $2.3 million, $2.3 million, and $2.1 million for the years ended December 2016, 2015, and 2014, respectively.

Operating Leases

A majority of our cinema operations are conducted in premises under non-cancellable lease arrangements with initial base terms generally ranging between 5 to 15 years, with certain leases containing renewal options to extend the lease term to an additional of up to 20 years.  We evaluate the classification of our leases and concluded all of these arrangements as operating leases.  Lease expense is recorded on a straight-line basis over the initial base terms, taking into effect any rate change clauses.

Share-based Compensation

The determination of the compensation cost for our share-based awards (primarily in the form of stock options or restricted stock units) is made at the grant date based on the estimated fair value of the award, and such cost is recognized over the grantee’s requisite service period (which typically equates our vesting term).  Previously recognized compensation cost shall be reversed for any forfeited award to the extent unvested at the time of forfeiture.  Refer to Note 14 – Stock-based Compensation and Stock Repurchases for further details.

Treasury Stock

In recent years, we repurchased our own Class A common stock as part of a publicly announced stock repurchase plan with no current intent for retiring those reacquired shares.  We account for these repurchases using the cost method and present as a separate line within the Stockholders’ Equity section in our consolidated balance sheets.  Refer to Note 14 – Stock-based Compensation and Stock Repurchases for further details of our stock buyback plan.

Insurance Recoverability

In the event we incur a loss attributable to an impairment of an asset or incurrence of a liability that is recoverable, in whole or in part, through an insurance claim, we record an insurance recoverable (not to exceed the amount of the total losses incurred) only when the collectability of such claim is probable.  To evaluate the probable collectability of an insurance claim, we consider communications with third parties (such as with our insurance company), in addition to advice from legal counsel.

Contingency Matters

(i)

Loss contingencies – we record any loss contingencies if the following two conditions are satisfied: (a) there is a “probable” likelihood that the liability had been incurred, that is, there is virtual certainty that we will eventually make payments as a result of an obligating past event, and (b) the amount of the loss can be reasonably estimated.

(ii)

Gain contingencies – other than recoveries through an insurance claim (discussed in the preceding policy “Insurance Recoverability), our gain contingencies typically result from legal settlements and we record those settlements in income when cash or other forms of payments are received.

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred.  For the years ended December 31, 2016, 2015, and 2014, we recorded gains/(losses) relating to litigation settlement of $415,000, ($495,000), and ($83,000), respectively.

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

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2016:

	As of and for the year ended December 31, 2016	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014
Spot Rate
Australian Dollar	0.7230	0.7286	0.8173
New Zealand Dollar	0.6958	0.6842	0.7796
Average Rate
Australian Dollar	0.7440	0.7524	0.9027
New Zealand Dollar	0.6973	0.7004	0.8306

Income Taxes

We account for income taxes under an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and are classified as noncurrent on the balance sheets in accordance with current US GAAP. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable (refundable) for the period and the change during the period in deferred tax assets and liabilities.

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

Earnings Per Share

The Company presents both basic and diluted earnings per share amounts. Basic EPS is calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year, which is calculated using the treasury-stock method for equity-based awards. Common equivalent shares are excluded from the computation of diluted EPS in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

Business Acquisition Valuation and Purchase Price Allocation

In recent years, our business acquisition efforts have been focused on our real estate segment.  For real estate acquisitions meeting the definition of a “business” in accordance with ASC 805, Business Combinations, the assets acquired and the liabilities assumed are recorded at their fair values as of the acquisition date.  To accomplish this, we typically obtain third party valuations to allocate the purchase price to the assets acquired and liabilities assumed, including both tangible and intangible components.  The determination of the fair values of the acquisition components and its related determination of the estimated lives of depreciable tangible assets and amortizing intangible assets/liabilities require significant judgment and several considerations, described as follows:

(i)

Tangible assets – we allocate the purchase price to the tangible assets of an acquired property (which typically includes land, building and site/tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant.  Estimates of fair value for land are based on factors such as comparisons to other properties sold in the same geographic area adjusted for unique characteristics. Estimates of fair values of buildings and site/tenant improvements are based on present values determined based upon the application of hypothetical leases with market rates and terms. Building and site improvements are depreciated over their remaining economic lives, while tenant improvements are depreciated over the remaining non-cancelable terms of the respective leases.

(ii)	Intangible assets and liabilities – the valuation of the intangible assets and liabilities in a typical real estate acquisition is described below:
•

Above-market and below-market leases – we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market lease values (an intangible asset) and capitalized below-market lease values (an intangible liability) over the remaining non-cancelable terms of the respective leases.

•

Benefit of avoided costs due to existing tenancies – this typically includes (i) in-place leases (the value of avoided lease-up costs) and (ii) leasing commissions and legal/marketing costs avoided with the leases in place. We measure the fair values of the in-place leases based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  Factors considered in the fair value determination include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We amortize the value of in-place leases and unamortized leasing origination costs to expense over the remaining term of the respective leases.  Should a tenant terminate its lease, the unamortized portion of the in-place lease values and leasing origination costs will be charged to expense.

These assessments have a direct impact on revenue and net income. If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis.  Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above-market would be amortized monthly as a direct reduction to rental revenue and ultimately reduce the amount of net income.  In accordance with our adoption of ASU 2015-16 as discussed more fully in the section “Recently Adopted and Issued Accounting Pronouncements”, we record the changes in depreciation and amortization in the period we finalize our purchase price allocation.

Accounting Changes

Change in Accounting Principle during the fourth quarter of fiscal year 2016

Prior to 2014, we recognized revenue for our gift cards and gift certificates issued in the U.S., which do not expire and have no dormancy fees, only when they were redeemed. At the end of fourth quarter of 2016, we determined that we have sufficient historical information to recognize breakage income on them.  Based on our review of our own historical redemption patterns using company-wide data accumulated over many years, we considered it preferable to estimate a certain percentage of our gift card and gift certificate sales to be recorded as breakage income as it better reflects of our historical redemption patterns and our earnings process.  Effectively, we concluded that a portion of these sales may have a remote likelihood of redemption based on our own historical redemption patterns and thus the liability is derecognized for them.  We will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption. In accordance with ASC 250, Accounting Changes and Error Corrections, the Company adjusted its comparative financial statements as of and for the years ended December 31, 2015 and 2014 to apply this new accounting policy.

The impact of this change in accounting principle to our current and prior years’ financial statements  is presented in the following tables (in condensed format):

Consolidated Statements of Operations

	2016			2015			2014
(Dollars in thousands)	With breakage revenue	Without breakage revenue	Effect of change	As restated	As previously reported	Effect of change	As restated	As previously reported	Effect of change(1)
Revenues	$270,473	$269,855	$618	$257,865	$257,323	$542	$255,242	$254,748	$494
Costs and expenses	(250,162)	(250,162)	--	(234,169)	(234,169)	--	(232,575)	(232,575)	--
Operating income	20,311	19,693	618	23,696	23,154	542	22,667	22,173	494
Interest expense (net), casualty loss and others	(7,873)	(7,873)	--	3,279	3,279	--	(7,329)	(7,329)	--
Income before income taxes and equity earnings of unconsolidated joint ventures	12,438	11,820	618	26,975	26,433	542	15,338	14,844	494
Equity earnings of unconsolidated joint ventures	999	999	--	1,204	1,204	--	1,015	1,015	--
Income before income taxes	13,437	12,819	618	28,179	27,637	542	16,353	15,859	494
Income tax benefit (expense)	(4,020)	(3,787)	(233)	(5,148)	(4,943)	(205)	8,925	9,785	(860)
Net income	$9,417	$9,032	$385	$23,031	$22,694	$337	$25,278	$25,644	$(366)
Basic EPS	$0.40	$0.39	$0.01	$0.99	$0.98	$0.01	$1.08	$1.09	$(0.01)
Diluted EPS	$0.40	$0.38	$0.02	$0.98	$0.97	$0.01	$1.07	$1.08	$(0.01)

(1)The income tax effect of $860,000 in 2014 relates to the cumulative breakage revenue as of December 31, 2014.  The tax effect of the portion that relates to years prior to 2014 was not recognized until 2014 due to full valuation allowance on our deferred tax assets in the U.S. as of December 31, 2013 and prior.

Consolidated Balance Sheets

	2016			2015
(Dollars in thousands)	With breakage revenue	Without breakage revenue	Effect of change	As restated	As previously reported	Effect of change
Assets
Current assets	$72,641	$72,641	$--	$36,921	$36,921	$--
Non-current assets
Deferred tax asset, net	28,667	28,900	(233)	24,584	25,649	(1,065)
Other non-current assets	304,458	304,458	--	310,693	310,693	--
Total Assets	$405,766	$405,999	$(233)	$372,198	$373,263	$(1,065)
Liabilities and Stockholders' Equity
Current liabilities
Deferred current revenue	$10,758	$11,376	$(618)	$11,771	$14,591	$(2,820)
Other current liabilities	55,228	55,228	--	60,731	60,731	--
Non-current liabilities	193,165	193,165	--	160,745	160,745	--
Total Liabilities	$259,151	$259,769	$(618)	$233,247	$236,067	$(2,820)
Stockholders' Equity
Retained earnings (accumulated deficit)	$1,680	$1,295	$385	$(7,723)	$(9,478)	$1,755
Other equity components	144,935	144,935	--	146,674	146,674	--
Total Stockholders' Equity	$146,615	$146,230	$385	$138,951	$137,196	$1,755
Total Liabilities and Stockholders' Equity	$405,766	$405,999	$(233)	$372,198	$373,263	$(1,065)

As a result of this accounting change, accumulated deficit as of January 1, 2014 decreased from $58.0 million to $56.2 million, or a net change of $1.8 million representing the cumulative breakage income adjustment (net of taxes) as of December 31, 2013.

Consolidated Statements of Cash Flows

	2016			2015			2014
(Dollars in thousands)	With breakage revenue	Without breakage revenue	Effect of change	As restated	As previously reported	Effect of change	As restated	As previously reported	Effect of change
Operating Activities
Net income	$9,417	$9,032	$385	$23,031	$22,694	$337	$25,278	$25,644	$(366)
Adjustments to reconcile net income to net cash provided by operating activities
Change in net deferred tax assets	(5,060)	(5,293)	233	(4,067)	(4,272)	205	(14,029)	(14,889)	860
Other reconciling adjustments	19,128	19,128	--	5,786	5,786	--	18,775	18,775	--
Net changes in operating assets and liabilities
Deferred revenue and other liabilities	3,626	4,244	(618)	(745)	(203)	(542)	2,183	2,677	(494)
Other operating assets and liabilities	3,077	3,077	--	4,569	4,569	--	(3,864)	(3,864)	--
Net cash provided by operating activities	$30,188	$30,188	$--	$28,574	$28,574	$--	$28,343	$28,343	$--
Investing Activities
Net cash used in investing activities	$(42,861)	$(42,861)	$--	$(29,710)	$(29,710)	$--	$(9,898)	$(9,898)	$--
Financing Activities
Net cash provided by/(used in) financing activities	$11,246	$11,246	$--	$(27,961)	$(27,961)	$--	$(3,275)	$(3,275)	$--
Effect of exchange rate on cash	742	742	--	(1,449)	(1,449)	--	(2,618)	(2,618)	--
Net increase (decrease) in cash and cash equivalents	(685)	(685)	--	(30,546)	(30,546)	--	12,552	12,552	--
Cash and cash equivalents beginning of the year	19,702	19,702	--	50,248	50,248	--	37,696	37,696	--
Cash and cash equivalents at the end of the year	$19,017	$19,017	$--	$19,702	$19,702	$--	$50,248	$50,248	$--

Out-of-Period Adjustment during the fourth quarter of fiscal year 2016

In the fourth quarter of fiscal year 2016, we recorded out-of-period adjustments of $611,000 to decrease our income tax expenses in our consolidated statements of operations. The adjustments, which increased deferred tax asset by $611,000, were made to correct our income tax and related deferred tax asset accounts.  We determined that the adjustments did not have a material impact to our current or prior period consolidated financial statements.

Out-of-Period Adjustment during the fourth quarter of fiscal year 2015

In the fourth quarter of fiscal year 2015, we recorded out-of-period adjustments of $514,000 to decrease our income tax expense in our consolidated statements of operations. The adjustments, which increased deferred tax asset by $2,116,000, increased additional paid in capital by $793,000, increased other comprehensive income by $1,859,000 and decreased other non-current liabilities by $1,050,000, were made to correct our income tax and related equity and liability accounts.  Of the $514,000 adjustment to decrease the income tax expense in 2015, $1,286,000 relates to the adjustment that should have been recorded in 2014, thus reducing our income tax benefit by this amount.  The remaining $1,800,000 relates to income taxes pertaining to years prior to 2014 cumulatively, that would have increased our deferred tax asset by such amount.  We determined that the adjustments did not have a material impact to our prior period consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board (“FASB”). This new standard, which became effective for fiscal years beginning after December 15, 2015, required that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The impact of this adoption included reclassification of the deferred financing costs (net of amortization) from “Other Assets” to a reduction in the associated Debt account.  Please refer to Note 10 – Debt for further details.

Also, on January 1, 2016, the Company adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  Under this new standard, an acquirer in a business combination transaction must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, because of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively.  The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The adoption of this standard had an impact on the finalization of the purchase price allocation of Cannon Park acquired in December 2015, which was completed during this current third quarter of 2016.  Please refer to Note 4 – Real Estate Transactions for the Cannon Park acquisition discussion.

Further, on January 1, 2016, the Company adopted ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This new guidance eliminated from GAAP the concept of extraordinary items.  Rather, a material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations.  In accordance with this standard, we are hereby classifying the income statement effect of casualty losses due to earthquake affecting our Courtenay Central Parking Building in Wellington, New Zealand as a separate line in our Statement of Operations.  Please refer to Note 20 – Asset Impairment and Other Losses Recoverable through Insurance Claim for further discussion.

Issued:

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).  The new guidance requires that amounts generally described as restricted cash and cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. The new standard becomes effective for the Company on January 1, 2018.  Early adoption is permissible.  The Company does not anticipate the adoption of ASU 2016-18 to have a material impact on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control.  This new guidance alters how a decision maker needs to consider interests in a variable interest entity (“VIE”) held through an entity under common control and amends the previously issued ASU 2015-02. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The new standard becomes effective for the Company on January 1, 2017.  Early adoption is permissible.  The Company does not anticipate the adoption of ASU 2016-17 to have a material impact on the consolidated financial statements and related disclosures.

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

Also, in March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the FASB Emerging Issues Task Force).  The new guidance requires issuers that record financial and non-financial liabilities related to prepaid stored-value products (such as gift cards) to follow the same breakage model required by ASC 606,  Revenue from Contracts with Customers for non-financial liabilities. Accordingly, issuers will be required to recognize the expected breakage amount (i.e., derecognize the liability) either (1) proportionally in earnings as redemptions occur, or (2) when redemption is remote.  The new standard becomes effective for the Company on January 1, 2018.  Early adoption is permissible. While this guidance is not effective until 2018, we have effectively applied this through our recording of the gift card breakage income as a change in accounting policy in this 2016 Form 10-K with retrospective application to January 1, 2014, as discussed in more detail in the “Accounting Changes” section.  As a result, the Company does not anticipate the adoption of ASU 2016-04 to have a material impact on the consolidated financial statements and related disclosures when it becomes effective in 2018.

Further, in March 2016, the FASB issued ASU 2016-07,  Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This new guidance effectively removes the retroactive application imposed in current guidance when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The new standard becomes effective for the Company on January 1, 2017.  Early adoption is permissible.  The Company does not anticipate the adoption of ASU 2016-07 to have a material impact on the consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09,  Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Subsequently, in March 2016, FASB issued ASU 2016-08 to provide guidance on principal versus agent considerations.  The new standard becomes effective for the Company on January 1, 2018. Early adoption is permitted but cannot be earlier than January 1, 2017. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated financial statements.  While we believe the proposed guidance will not have a material impact on our business because our revenue predominantly comes from movie ticket sales and food and beverage purchases, we plan to complete the analysis to ensure that we are in compliance prior to the effective date.

NOTE 3 – Earnings Per Share

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2016:

(Dollars in thousands, except share and per share data)	2016	2015(1)	2014(1)
Numerator:
Net income attributable to RDI common stockholders	$9,403	$23,110	$25,335
Denominator:
Weighted average shares of common stock – basic	23,320,048	23,293,696	23,431,855
Weighted average dilutive impact of stock-based awards	201,109	201,922	317,366
Weighted average shares of common stock – diluted	23,521,157	23,495,618	23,749,221
Basic EPS attributable to RDI common stockholders	$0.40	$0.99	$1.08
Diluted EPS attributable to RDI common stockholders	$0.40	$0.98	$1.07
Awards excluded from diluted EPS	92,500	--	248,750

(1) 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

NOTE 4 – Real Estate Transactions

Discussed below are the real estate transactions impacting the presentation in our consolidated balance sheets as of December 31, 2016 and 2015, and the profitability determination in our consolidated statements of operations for the three years ended December 31, 2016:

Purchase of New Corporate Headquarters Building in Los Angeles

On April 11, 2016, we purchased a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (a Los Angeles suburb) for $11.2 million.  The terms and circumstances of this acquisition were not considered to meet the definition of a business combination in accordance with US GAAP.    We intend to use approximately 50% of the leasable area for our headquarters offices and to lease the remainder overtime to unaffiliated third parties.

Sale of Landholding in Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $48.2 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $42.3 million  (AU$58.5 million) is due on December 31, 2017.

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

Our book value in the property is $37.7 million  (AU$52.1 million) and while the transaction was treated as a current sale for tax purposes in 2014, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset is classified as land held for sale – current and land held for sale – non-current on the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

Sale of Doheny Condo in Los Angeles

On February 25, 2015, we sold our Los Angeles Condo for $3.0 million resulting in a $2.8 million gain on sale.

Sale of Properties in Taupo, New Zealand

On April 1, 2015, we entered into two definitive purchase and sale agreements to sell our properties in Taupo, New Zealand for a combined sales price of $2.4 million (NZ$3.4 million).  The first agreement relates to a property with a sales price of $1.6 million (NZ$2.2 million) and a book value of $1.3 million (NZ$1.8 million), which closed on April 30, 2015 when we received the sales price in full. The other agreement related to a property with a sales price of $831,000  (NZ$1.2 million) and a book value of $426,000  (NZ$615,000)  which was completed and for which we received cash settlement representing the full sales price on March 31, 2016.  The first transaction qualified as a sale under both U.S. GAAP and tax purposes during the year-ended December 31, 2015.  The second transaction was recorded as a sale during the quarter ended March 31, 2016.

Sale of Landholding in Moonee Ponds, Australia

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

Purchase of Property in Newmarket, Australia

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

Purchase of Cannon Park ETCs in Queensland, Australia

On December 23, 2015, we completed a 100% acquisition of two adjoining ETCs in Townsville, Australia for a total of $24.1 million (AU$33.4 million) in cash. The properties are located approximately 6 miles from downtown Townsville, the fourth largest city in Queensland, Australia. The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet. The Cannon Park City Centre is anchored by Reading Cinemas, which is operated by Reading International’s 75% owned subsidiary, Australia Country Cinemas, and has three mini-major tenants and ten specialty family oriented restaurant tenants. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.

The acquired assets consist primarily of the land and buildings, which, at the time of acquisition, was approximately 98% leased to existing tenants. Tenancies ranged from having 9 months to 8 years left to run on their leases at the time of purchase.

In our assessment, we have concluded the acquired assets constitute a “business” and hence, we accounted this as a business combination.  During the quarter ended September 30, 2016, the Company finalized the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on its estimates of their fair values on the acquisition date. The acquired value components of this real estate acquisition included both tangible and intangible assets.  The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.  The estimates and assumptions include projected timing and amount of future cash flows and discount rates reflecting the risk inherent in the future cash flows.  Typical of a real estate acquisition, there was no goodwill recorded as the purchase price did not exceed the fair value estimates of the net acquired assets.

The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of acquisition, as well as adjustments made during the measurement period:

			Measurement
	Preliminary Purchase Price		Period	Final Purchase Price
	Allocation		Adjustments(2)	Allocation
(Dollars in thousands)	US Dollars(1)	AU dollars	AU dollars	US Dollars(1)	AU dollars
Tangible Assets
Operating property:
Land	$7,525	$10,421	$721	$8,046	$11,142
Building and improvements	16,588	22,971	(6,453)	11,928	16,518
Site improvements	--	--	2,321	1,676	2,321
Tenant improvements	--	--	957	691	957
Intangible Assets
Above-market leases	--	--	61	44	61
In-place leases	--	--	2,135	1,542	2,135
Unamortized leasing commissions	--	--	333	240	333
Unamortized legal fees	--	--	55	40	55
Total assets acquired	24,113	33,392	130	24,207	33,522
Liabilities
Below-market leases	--	--	(130)	(94)	(130)
Net assets acquired	$24,113	$33,392	$--	$24,113	$33,392

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

NOTE 5 – Property and Equipment

Operating Property, Net

Property associated with our operating activities is summarized as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Land	$73,803	$70,063
Building and improvements	122,863	126,622
Leasehold improvements	46,902	46,874
Fixtures and equipment	118,180	112,423
Construction-in-progress	11,517	7,825
Total cost	373,265	363,807
Less: accumulated depreciation	(161,379)	(153,509)
Operating property, net	$211,886	$210,298

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2016 are as follows:

(Dollars in thousands)	Gross	Accumulated Depreciation	Net Book Value
Building and improvements	$33,879	$9,982	$23,897

Depreciation expense for operating property was $15.1 million, $13.6 million, and $14.4 million for the year ended December 31, 2016,  2015 and 2014, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Land	$24,616	$21,434
Building	1,900	--
Construction-in-progress (including capitalized interest)	17,171	1,568
Investment and development property, net	$43,687	$23,002

For the year ended December 31, 2016, we capitalized interest charges of $297,000 pertaining to our on-going development projects.

NOTE 6 – Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for under the equity method of accounting, except for Rialto Distribution as described below.  The table below summarizes our investments in unconsolidated joint ventures:

(Dollars in thousands)	Interest	December 31, 2016	December 31, 2015
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	1,197	1,276
Mt. Gravatt	33.3%	3,874	4,094
Total investments		$5,071	$5,370

We recorded our share of equity earnings from our investments in unconsolidated joint ventures as follows:

(Dollars in thousands)	2016	2015	2014
Rialto Distribution	$--	$22	$120
Rialto Cinemas	194	136	297
Mt. Gravatt	805	1,046	598
Total equity earnings	$999	$1,204	$1,015

Rialto Distribution

Due to significant losses in years past, we determined that the goodwill associated with Rialto Distribution’s investment in the film distribution business was fully impaired. As a result of these losses, as of January 1, 2010, we treat our interest as a cost method interest in an unconsolidated joint venture, and record income based on the distributions we receive.  We have also fully provided for any losses that may result from the bank guarantee that has been given on behalf of Rialto Distribution.

Rialto Cinemas

We own an undivided 50.0% interest in the assets and liabilities of the Rialto Entertainment joint venture that owns and operates two  (2) movie theaters, with 13 screens in New Zealand.

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a sixteen-screen multiplex cinema in Australia.

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”). Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.8 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  A gain on the transfer of our ownership interest in MIL of $268,000 was recognized during 2009 as a result of this transaction.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot be assured that we will receive any distributions from this tail interest. During 2014, we received $191,000 in interest on the promissory note, and, on June 14, 2011, we received $6.8 million of principal and interest owed on this note. We believe that further amounts are owed under the note and we have begun litigation to collect such amounts. Any further collections will be recognized when received.

NOTE 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2015	$16,057	$5,224	$21,281
Foreign currency translation adjustment	(1,566)	--	(1,566)
Balance at December 31, 2015	$14,491	$5,224	$19,715
Foreign currency translation adjustment	113	--	113
Balance at December 31, 2016	$14,604	$5,224	$19,828

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2016.  The assessment results indicated that there is no impairment to our goodwill as of December 31, 2016.

The tables below summarize intangible assets other than goodwill:

	December 31, 2016
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,671	$7,254	$1,084	$37,009
Less: Accumulated amortization	(21,870)	(4,634)	(468)	(26,972)
Net intangible assets other than goodwill	$6,801	$2,620	$616	$10,037

	December 31, 2015
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$26,793	$7,254	$696	$34,743
Less: Accumulated amortization	(20,108)	(4,300)	(446)	(24,854)
Net intangible assets other than goodwill	$6,685	$2,954	$250	$9,889

We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and other intangible assets over its estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $389,000 as of December 31, 2016).  For the years ended December 31, 2016,  2015, and 2014, our amortization expense was $1.9 million, $1.7 million, and $2.0 million, respectively.

As of December 31, 2016, the estimated amortization expense in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2017	$1,751
2018	1,643
2019	1,171
2020	802
2021	802
Thereafter	3,479
Total future amortization expense	$9,648

NOTE 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Prepaid and other current assets
Prepaid expenses	$981	$879
Prepaid taxes	1,622	1,023
Income taxes receivable	1,476	2,137
Prepaid rent	1,237	1,021
Deposits	404	369
Restricted cash	17	160
Investments in marketable securities	50	51
Total prepaid and other current assets	$5,787	$5,640
Other non-current assets
Recoverable asset(1)	$9,480	$--
Other non-cinema and non-rental real estate assets	1,134	1,134
Interest rate cap at fair value	1	1
Straight-line rent asset	2,457	2,417
Long-term deposits	39	63
Total non-current assets	$13,111	$3,615

(1)	Refer to Note 20 – Asset Impairment and Other Losses Recoverable through Insurance Claim for further discussion on this item.

NOTE 9 - Income Taxes

Income before income taxes includes the following:

(Dollars in thousands)	2016	2015(1)	2014(1)
United States	$(1,886)	$3,826	$3,271
Foreign	14,324	23,149	12,067
Income before income taxes and equity earnings of unconsolidated joint ventures	$12,438	$26,975	$15,338
Equity earnings of unconsolidated joint ventures:
United States	--	--	--
Foreign	999	1,204	1,015
Income before income taxes	$13,437	$28,179	$16,353

 (1) 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2016	2015(1)	2014(1)
Current income tax expense
Federal	$2,982	$481	$827
State	675	516	511
Foreign	4,685	3,120	1,251
Total	8,342	4,117	2,589
Deferred income tax expense (benefit)
Federal	(4,197)	612	(13,611)
State	(422)	(940)	(1,104)
Foreign	297	1,359	3,201
Total	(4,322)	1,031	(11,514)
Total income tax expense (benefit)	$4,020	$5,148	$(8,925)

 (1) 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015(1)
Deferred Tax Assets:
Net operating loss carry-forwards	$11,940	$13,286
Alternative minimum tax credit carry-forwards	1,690	540
Compensation and employee benefits	6,221	5,531
Deferred revenue	5,486	6,592
Accrued expenses	7,134	7,971
Accrued taxes	3,381	3,285
Land and property	12,857	11,264
Other	995	1,058
Total Deferred Tax Assets	49,704	49,527
Deferred Tax Liabilities:
Intangibles	(1,482)	(2,321)
Cancellation of indebtedness	(1,559)	(2,396)
Notes receivable	(7,403)	(8,696)
Total Deferred Tax Liabilities	(10,444)	(13,413)
Net deferred tax assets before valuation allowance	39,260	36,114
Valuation allowance	(10,593)	(11,530)
Net deferred tax asset	$28,667	$24,584

 (1) December 31, 2015 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes)

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  US GAAP presumes that a valuation allowance is required when there is substantial negative evidence about the realization of deferred tax assets, such as a pattern of comprehensive losses in recent years, coupled with facts that suggest such losses may continue.  Because such negative evidence is available for our Puerto Rico, New Zealand and US state operations as of December 31, 2016, we recorded a valuation allowance of $10.6 million.

As of December 31, 2016, we had the following carry-forwards:

•	approximately $2.0 million in U.S. alternative minimum tax credit carry-forwards with no expiration date;
•	approximately $12.0 million in available New Zealand loss carry-forwards with no expiration date;
•	approximately $45.0 million in New York state loss carryforwards expiring in 2034; and,
•	approximately $40.0 million in New York city loss carryforwards expiring in 2034.

We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future.  We have approximately $14.1 million in Puerto Rico loss carry-forwards expiring no later than 2017.  No material future tax benefits from Puerto Rico loss carry-forwards can be recognized by the Company unless it re-enters the Puerto Rico market for which the Company has no current plans.

We expect no other substantial limitations on the future use of U.S. or foreign loss carry-forwards except as described above.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2016	2015(1)	2014(1)
Expected tax provision	$4,566	$9,581	$5,739
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	(648)	(654)	1,252
Change in valuation allowance	129	1,531	(16,580)
Indefinite reinvestment assertion	--	(3,089)	--
State and local tax provision	307	1,133	461
State rate and law change	--	(3,635)	--
Prior year adjustments	(954)	(514)	--
Unrecognized tax benefits	262	946	700
Other	358	(151)	(497)
Actual tax provision (benefit)	$4,020	$5,148	$(8,925)

 (1) 2015 and 2014 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes)

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

As part of current taxes payable, we have accrued $2.6 million in connection with federal and state liabilities arising from the “Tax Audit/Litigation” matter which has now been settled (see Note 12 – Commitments and Contingencies).

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2016, 2015, and 2014:

(Dollars in thousands)	2016	2015	2014
Unrecognized tax benefits – gross beginning balance	$11,022	$3,760	$2,160
Gross increases – prior period tax provisions	133	6,679	1,600
Gross increases – current period tax positions	325	583	--
Unrecognized tax benefits – gross ending balance	$11,480	$11,022	$3,760

As of December 31, 2016 and 2015, if recognized, $10.0 million and $9.4 million respectively, of the unrecognized tax benefits would impact Reading International’s effective tax rate.

We record interest and penalties related to income tax matters as part of income tax expense.  During the year ended December 31, 2015, we recorded an increase to tax interest of $0.5 million, resulting in a total $5.9 million in interest. During the year ended December 31, 2016, we recorded an increase to tax interest of $0.4 million, resulting in a total $6.3 million in interest.

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

Generally, changes to our federal and most state income tax returns for the calendar year 2012 and earlier are barred by statutes of limitations. Certain U.S. subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us. These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years. Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 12 – Commitments and Contingencies. New Zealand tax returns for the Reading New Zealand tax consolidated group for 2009 and later are under examination as of December 31, 2015. The income tax returns filed in Australia and Puerto Rico for calendar year 2011 and afterward generally remain open for examination as of December 31, 2016.

NOTE 10 - Debt

The Company’s borrowings at December 31, 2016 and 2015, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2016
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,340	4.89%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	39,950	39,759	3.27%	3.90%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	--	--	3.77%	3.77%
Cinema 1, 2, 3 Term Loan (USA)(4)	September 1, 2019	20,000	19,901	19,356	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,398	3.38%	3.38%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	8,363	8,363	8,239	4.64%	4.64%
Union Square Construction Financing (USA)(5)	December 29, 2019	57,500	8,000	4,751	4.52%	4.52%
Denominated in foreign currency ("FC")(2)
NAB Corporate Loan Facility (AU)	June 30, 2019	48,080	28,558	28,421	2.64%	2.64%
Westpac Bank Corporate Credit Facility (NZ)	March 31, 2018	36,877	8,350	8,350	3.80%	3.80%
Total		$266,233	$148,535	$143,614

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of December 31, 2016.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2016.

(3) Net of deferred financing costs amounting to $4.9 million.

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The term loan for our Cinema 1,2,3 Theatre, which was previously provided by Santander Bank, was refinanced during the third quarter of 2016 with Valley National Bank. The new term loan, which is collateralized by our new U.S Corporate Headquarters office building purchased in April 2016, was obtained with Citizens Asset Finance, Inc. during the fourth quarter of 2016.  Refer below for further discussions on these new loan arrangements.

(5) In December 2016, we successfully negotiated the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million to repay the existing line of credit with East West Bank, which was originally scheduled to mature on July 2, 2017.  Refer below for further discussions on this construction financing.

	As of December 31, 2015
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,125	4.32%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	29,750	29,321	2.92%	3.65%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	2,500	2,500	3.42%	3.42%
Cinema 1, 2, 3 Term Loan (USA)(4)	July 1, 2016	15,000	15,000	14,887	3.75%	3.75%
Cinema 1, 2, 3 Line of Credit (USA)(4)	July 1, 2016	6,000	--	--	3.75%	3.75%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,326	3.00%	3.00%
Union Square Line of Credit (USA)(4)	July 2, 2017	8,000	8,000	7,858	3.65%	3.65%
Denominated in FC (2)
NAB Corporate Loan Facility (AU)	June 30, 2019	48,452	26,594	26,412	3.06%	3.06%
Westpac Bank Corporate Credit Facility (NZ)	March 31, 2018	34,210	13,684	13,684	4.45%	4.45%
Total		$207,075	$130,941	$129,113

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

(3) The balance as of December 31, 2015 included the reclassification adjustment relating to netting of deferred financing costs amounting to $1.8 million, as discussed in Note 2 – Summary of Significant Accounting Policies – Recently Adopted and Issued Accounting Pronouncements.

(4) In 2015, the loans for our Cinema 1,2,3 and Minetta & Orpheum Theatres were obtained from Bank of Santander, while the Union Square line of credit was obtained through East West Bank.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	Dollars in thousands
Balance Sheet Caption	December 31, 2016	December 31, 2015
Debt - current portion	$567	$14,887
Debt - long-term portion	115,707	87,101
Subordinated debt	27,340	27,125
Total borrowings	$143,614	$129,113

Debt denominated in USD

Trust Preferred Securities (“TPS”)

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust over which we have significant influence, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheets.  Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to re-fix the rate at the current market rate at that time. Effective October 28, 2013, we entered into a fixed interest rate swap of $27.9 million at 1.20% plus the 4.00% margin, expiring on October 31, 2017, see Note 16 – Derivative Instruments. There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full. We may pay off the debt after the first five years at 100% of the principal amount without any penalty. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt. The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level. However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a payment of $270,000 in December 2014.

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

During the three years ended December 31, 2016,  2015, we paid $1.4 million each year in preferred dividends to unrelated investors that are included in interest expense. At December 31, 2016 and 2015, we had preferred dividends payable of $184,000 and $198,000, respectively.  Interest payments for this loan are required every three months.

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment was subject to the provision that the consolidated leverage ratio would be reduced by 0.25% from the established levels in the credit facility during the period of such borrowing subject further to a repayment of such borrowings on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial under US GAAP.

Prior to the above amendment, in November 2014, it was refinanced from $35.0 million to $55.0 million, bearing an interest rate of LIBOR plus an applicable margin rate (ranging from 3.0% to 2.5%) adjusted quarterly and maturing on November 28, 2019.

Bank of America Line of Credit

In October 2012, Bank of America renewed and increased our existing $3.0 million line of credit (“LOC”) to $5.0 million. The LOC bears an interest rate of 3.0% above LIBOR plus a 0.03% unused line fee and will mature on October 31, 2017.  In October 2016, the term of this line of credit was extended for another two (2) years until October 31, 2019.  Such modification was not considered to be substantial under US GAAP.

Cinemas 1,2,3 Term Loan and Line of Credit

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15 million Santander Bank term loan with a new lender, Valley National Bank.  This new $20 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25% per annum, with principal installments and accruing interest paid monthly. The new loan matures on September 1, 2019, with a one-time option to extend maturity date for another year.

Prior to the above refinancing, on June 27, 2016, SHP obtained approval from Santander Bank to extend the maturity of our $15 million mortgage term loan from July 1, 2016 to October 1, 2016.  This term extension was not considered substantial under US GAAP.  This term loan was subsequently paid prior to its extended maturity date on August 31, 2016 as a result of the refinancing discussed in the previous paragraph.  In conjunction with the extension, our LOC with Santander Bank amounting to $6.0 million was deactivated effective July 1, 2016.  The Company did not make any drawdown against this LOC.

Minetta and Orpheum Theatres Term Loan

In May 2013, we refinanced our Liberty Theaters loan with a $7.5 million loan, secured by our Minetta and Orpheum theatres, thus releasing the Royal George Theatre from the security and leaving it unencumbered. This new loan has a maturity date of June 1, 2018, and an interest rate of 2.75% above LIBOR.  We have an interest rate cap in place to limit the interest rate on the debt at 4.0%.  See Note 16 – Derivative Instruments.

Union Square Construction Financing

On December 29, 2016, we closed our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks (“BOTO”), and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  As of December 31, 2016, BOTO advanced $8.0 million to repay the existing $8.0 million loan with East West Bank.

Presented in the table below is the breakdown of the Union Square construction financing as of December 31, 2016:

(Dollars in thousands)		Facility Limits and Advances
Financing Component	Lender	Facility Limit	Advanced-to- Date	Remaining Facility	Interest Rate(1)	Maturity Date(2)
Mezzanine loan	Tammany Mezz Investor LLC	$7,500	$--	$7,500	Greater of (i) 10.50% and (ii) Adjusted LIBOR + 10%	December 29, 2019
Senior loan	Bank of the Ozarks	8,000	8,000	--	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Building loan	Bank of the Ozarks	31,130	--	31,130	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Project loan	Bank of the Ozarks	10,870	--	10,870	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Total Union Square Financing		$57,500	$8,000	$49,500

(1) Not to exceed the New York State maximum lawful borrowing rate, which typically is 16%.

 (2) Allowable for up to two (2) extension request options, one (1) year for each extension request.

Prior to the above transaction, on June 2, 2015, we replaced our Union Square term loan with an $8.0 million "non-revolving" LOC with East West Bank, collateralized by our Union Square property.  This LOC had an interest rate of 2.95% above the 90-day LIBOR.

U.S. Corporate Office Term Loan

On December 13, 2016, we have obtained a ten-year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%.

Debt denominated in foreign currencies

Australian NAB Corporate Loan Facility

On December 23, 2015, we amended our Reading Entertainment Australia Term Loan and Corporate Credit Facility with National Australia Bank (“NAB”), from a three-tiered facility comprised of (1) the Bank Bill Discount Facility with a limit of AU$61.3 million, an interest rate of 2.35% above the BBSY, and amortization at AU$2.0 million per year; (2) the Bill Discount Facility – Revolving with a limit of AU$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion; and (3) the Bank Guarantee Facility with a facility limit of AU$5.0 million, into a $48.1 million (AU$66.5 million) Revolving Corporate Markets Loan facility. The new facility has an interest rate of 0.95% above BBSY on any outstanding borrowings and an unchanged maturity date of June 30, 2019.  In addition, we will incur a facility fee of 0.95% per annum.  We also have a $3.6 million (AU$5.0 million) Bank Guarantee facility at a rate of 1.90% per annum. The modifications of this particular term loan were not considered to be substantial under US GAAP.

New Zealand Westpac Bank Corporate Credit Facility

In October 2016, we amended our $34.8 million (NZ$50.0 million) credit facility with Westpac Bank to provide a $2.1 million (NZ$3.0 million) increase, thereby amending the total credit facility to $36.9 million (NZ$53.0 million).  The increase in the credit facility was specific to the second tranche of our credit facility which is a dedicated construction facility, now of $12.5 million (NZ$18.0 million) from the original limit of $10.4 million (NZ$15.0 million).  No drawdowns have been made against the second tranche to date.  This modification was not considered substantial under U.S. GAAP.

Previously, on May 21, 2015, we refinanced our existing New Zealand Corporate Credit Facility with a $34.2 million (NZ$50.0 million) facility with the same bank (Westpac Bank), bearing an interest rate of 1.75% above Bank Bill Bid Rate and maturing on March 31, 2018. The facility is broken into two tranches, one a $23.9 million (NZ$35.0 million) credit facility and the second tranche for a $10.3 million (NZ$15.0 million) facility to be used for construction funding.

As of December 31, 2016, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2017	$567
2018	16,453
2019	95,793
2020	208
2021	218
Thereafter	35,296
Total future principal debt payments	$148,535

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represents a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

NOTE 11 – Pension and Other Liabilities

Other liabilities including pension are summarized as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Current liabilities
Liability for demolition costs(1)	$5,914	$--
Lease liability(2)	5,900	5,900
Accrued pension(3)	2,223	1,539
Security deposit payable	77	180
Other	17	21
Other current liabilities	$14,131	$7,640
Other liabilities
Straight-line rent liability	$12,413	$10,823
Accrued pension(3)	5,732	6,236
Lease make-good provision	5,146	5,228
Environmental reserve	1,656	1,656
Interest rate swap	58	156
Deferred Revenue - Real Estate	4,398	4,596
Acquired leases	267	866
Other	495	501
Other liabilities	$30,165	$30,062

(1) Refer to Note 20 – Asset Impairment and Other Losses Recoverable through Insurance Claim for details on the estimation of the demolition costs for our Courtenay Central parking structure.

(2) Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema. See below for more information.

(3) Represents the pension liability associated with the Supplemental Executive Retirement Plan explained below.

Lease Liability - Village East Purchase Option

Our Village East lease is a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires June 1, 2031 (the “cinema ground lease”).  Our Village East lease includes a call option pursuant to which we may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, our lease has a put option pursuant to which SHC may require our Company to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each. Because our late Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $5.9 million presented under other liabilities which accreted up to the $5.9 million liability through July 1, 2013 (see Note 19 – Related Party Transactions).  As the put option has been exercisable by SHC since July 1, 2013, the lease liability has been classified as part of other current liabilities.

Pension Liability - Supplemental Executive Retirement Plan

On August 29, 2014, the Supplemental Executive Retirement Plan (“SERP”) that was effective since March 1, 2007, was ended and replaced with a new pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million was reversed and replaced with a new pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.2 million discounted at 4.25% over a 15-year term, resulting in a monthly payment of $56,944 payable to the estate of Mr. James J. Cotter, Sr.  The discount rate of 4.25% has been applied since 2014 to determine the net periodic benefit cost and plan benefit obligation and is expected to be used in future years. The discounted value of $2.7 million (which is the difference between the estimated payout of $10.2 million and the present value of $7.5 million) will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income, will also be amortized based on the 15-year term.

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $8.0 million and $7.8 million as of December 31, 2016 and 2015, respectively.  The benefits of our pension plans are fully vested and therefore no service costs were recognized 2016 and 2015.  Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Benefit obligation at January 1	$7,775	$7,595
Interest cost	180	180
Actuarial gain	--	--
Benefit obligation at December 31	$7,955	$7,775
Funded status at December 31	$(7,955)	$(7,775)

Amounts recognized in the balance sheet consists of:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Current liabilities	$2,223	$1,539
Other liabilities - Non current	5,732	6,236
Total pension liability	$7,955	$7,775

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Net periodic benefit cost
Interest cost	$180	$180
Amortization of prior service costs	--	--
Amortization of net actuarial gain	129	207
Net periodic benefit cost	$309	$387
Items recognized in other comprehensive income
Net loss	$--	$--
Amortization of prior service cost	--	--
Amortization of net loss	(129)	(207)
Total recognized in other comprehensive income	$(129)	$(207)
Total recognized in net periodic benefit cost and other comprehensive income	$180	$180

Items not yet recognized as a component of net periodic pension cost consist of the following:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Unamortized actuarial loss	$2,719	$2,848
Accumulated other comprehensive loss	$2,719	$2,848

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2016:

(Dollars in thousands)	Estimated Future Pension Payments
2017	$2,223
2018	684
2019	684
2020	684
2021	684
Thereafter	2,996
Total pension payments	$7,955

Lease Make-Good Provision

We recognize obligations for future leasehold restoration costs relating to properties that we use mostly on our cinema operations under operating lease arrangements. Each lease is unique to the negotiated conditions with the lessor, but in general most leases require for the removal of cinema-related assets and improvements.  There are no assets specifically restricted to settle this obligation.

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2016	As of and for the year ended December 31, 2015
Lease make-good provision, at January 1	$5,228	$4,385
Liabilities incurred during the year	35	1,314
Liabilities settled during the year	(365)	(381)
Accretion expense	262	212
Effect of changes in foreign currency	(14)	(302)
Lease make-good provision, at December 31	$5,146	$5,228

NOTE 12 - Commitments and Contingencies

Contingencies arising from Earthquake Damage

Please refer to Note 20 – Asset Impairment and Other Losses Recoverable Through Insurance Claim.

Lease Commitments

The Company has entered into various leases for our cinema exhibition segment.  We also lease office space and equipment under non-cancelable operating leases.  As of December 31, 2016, the remaining terms of these leases, inclusive of renewal options, range from 1 to 35 years.  All of our leases are accounted for as operating leases and we do not have any capital leases as of December 31, 2016.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Certain of our cinema leases provide for both base and in addition contingent rentals based upon a specified percentage of cinema revenue with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance, and other costs applicable to the property.  The base rent and contingent rental expenses are summarized as follows:

(Dollars in thousands)	2016	2015	2014
Base rent expense	$29,824	$30,565	$30,914
Contingent rental expense	1,484	1,848	1,223
Total cinema rent expense	$31,308	$32,413	$32,137

Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following:

	Minimum Lease Payments at December 31, 2016
(Dollars in thousands)	Ground Lease	Premises Lease	Equipment Lease	Total
2017	$3,621	$25,049	$2,665	$31,335
2018	3,629	23,519	--	27,148
2019	3,691	21,085	--	24,776
2020	1,419	16,717	--	18,136
2021	1,357	12,991	--	14,348
Thereafter	9,981	116,696	--	126,677
Total	$23,698	$216,057	$2,665	$242,420

We expect the amount of minimum lease payments will fluctuate depending on the foreign currency exchange rates of the Australian dollar to the U.S. dollar and the New Zealand dollar to the U.S. dollar, mainly because a significant portion of our cinema exhibition business is conducted in Australia and New Zealand. See Note 19 – Related Party Transactions for the amount of leases associated with any related party leases.

Debt Guarantee

The total estimated debt of unconsolidated joint ventures and entities, consisting solely of Rialto Distribution (see Note 6 – Investments in Unconsolidated Joint Ventures), was $1.0 million (NZ$1.5 million) as of December 31, 2016 and December 31, 2015. Our share of the unconsolidated debt, based on our ownership percentage, was NZ$500,000 as of December 31, 2016 and 2015.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.  Based on the financial position of Rialto Distribution and in consideration of this debt guarantee, we accrued $348,000  (NZ$500,000) and $342,000  (NZ$500,000) as of December 31, 2016 and 2015, respectively, recorded as part of Accounts payable and accrued liabilities.

Litigation Matters

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

All of these matters require that we make judgments based on the facts known to us. These judgments are inherently uncertain and can change significantly when additional facts become known. We provide accruals for matters that have probable likelihood of occurrence and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds are received by us.  However, we typically make no accruals for potential costs of defense, as such amounts are inherently uncertain and dependent upon the scope, extent and aggressiveness of the activities of the applicable plaintiff.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) examined the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997. CRG was a stand-alone entity in the year of audit but is now a wholly-owned subsidiary of the Company. In Tax Court, CRG and the IRS agreed to compromise the claims made by the IRS against CRG, and the court order was entered on January 6, 2011.  As of December 31, 2016, the remaining federal tax obligation was $2.6 million. For additional information, see Note 9 – Income Taxes.

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

Derivative Litigation and James J. Cotter, Jr. Employment Arbitration

On June 12, 2015, the Board of Directors terminated James J. Cotter, Jr. as the President and Chief Executive Officer of our Company.  That same day, Mr. Cotter, Jr. filed a lawsuit, styled as both an individual and a derivative action, and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V, Dept XI, against our Company and each of our then sitting Directors (Ellen Cotter, Margaret Cotter, Guy Adams, William Gould, Edward Kane, Douglas McEachern, and Tim Storey) in the Eighth Judicial District Court of the State of Nevada for Clark County (the “Nevada District Court”).   Since that date, our Company has been engaged in ongoing litigation with Mr. Cotter, Jr. with respect to his claims against our Directors.  Mr. Cotter, Jr. has over this period of time twice amended his complaint, removing his individual claims and withdrawing his claims against Tim Storey (but reserving the right to reinstitute such claims), adding claims relating to actions taken by our Board since the filing of his original complaint and adding as defendants two of our directors who were not on our Board at the time of his termination:  Judy Codding and Michael Wrotniak.

Mr. Cotter, Jr.’s lawsuit, as amended from time to time, is referred to herein as the “Cotter  Jr. Derivative Action”  and his complaint, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Complaint.”  The defendant directors named in the Cotter Jr. Derivative Complaint, from time to time, are referred to herein as the “Defendant Directors.”

The Cotter Jr. Derivative Complaint alleges among other things, that the Defendant Directors breached their fiduciary duties to the Company by terminating  Mr. Cotter, Jr. as President and Chief Executive Officer,  continuing to make use of the Executive Committee that has been in place for more than the past ten years (but which no longer includes Mr. Cotter, Jr. as a member), making allegedly potentially misleading statements in our Company’s press releases and filings with the Securities and Exchange Commission (the “SEC”), paying certain compensation to Ellen Cotter, allowing the Cotter Estate to make use of Class A Common Stock to pay for the exercise of certain long outstanding stock options to acquire 100,000 shares of Class B Common Stock held of record by the Cotter Estate and determined by the Nevada District Court to be assets of the Cotter Estate, and allowing Ellen Cotter and Margaret Cotter to vote the 100,000 shares of Class B Common Stock issued upon the exercise of such options, appointing Ellen Cotter as President and Chief Executive Officer, appointing Margaret Cotter as Executive Vice President, and the way in which the Board handled of an unsolicited indication of interest made by a third party to acquire all of the stock of our Company.  In the lawsuit, Mr. Cotter, Jr. seeks reinstatement as President and CEO, a declaration that Ellen Cotter and Margaret Cotter may not vote the above referenced 100,000 shares of Class B Stock, and alleges as damages fluctuations in the price for our Company’s shares after the announcement of his termination as President and CEO and certain unspecified damages to our Company’s reputation.

In addition, our Company is in arbitration with Mr. Cotter, Jr.  (Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015)( the “Cotter Jr. Employment Arbitration”) seeking declaratory relief and defending claims asserted by Mr. Cotter, Jr..  On January 20, 2017, Mr. Cotter Jr. filed a First Amended Counter-Complaint which includes claims of breach of contract, contractual indemnification, retaliation, wrongful termination in violation of California Labor Code Section 1102.5, wrongful discharge, and violations of California Code of Procedure Section 1060 based on allegations of unlawful and unfair conduct.   Mr. Cotter, Jr. seeks compensatory damages estimated by his counsel at more than $1.2 million, plus unquantified special and punitive damages, penalties, interest and attorney’s fees.

Mr. Cotter, Jr. also brought a direct action in the Nevada District Court (James J. Cotter, Jr. v. Reading International, Inc, a Nevada corporation; Does 1-100 and Roe Entities, 1-100, inclusive, Case No. A-16-735305-B) seeking advancement of attorney’s fees incurred in the Cotter Jr. Employment Arbitration.   Summary judgment was been entered against Mr. Cotter, Jr. with respect to that direct action on October 3, 2016.

For a period of approximately 12 months, between August 6, 2015 and August 4, 2016, our Company and our directors other than Mr. Cotter, Jr. were subject to a derivative lawsuit  filed in the Nevada District Court captioned T2 Partners Management, LP, a Delaware limited partnership, doing business as Kase Capital Management; T2 Accredited Fund, LP, a Delaware limited partnership, doing business as Kase Fund; T2 Qualified Fund, LP, a Delaware limited partnership, doing business as Kase Qualified Fund; Tilson Offshore Fund, Ltd, a Cayman Islands exempted company; T2 Partners Management I, LLC, a Delaware limited liability company, doing business as Kase Management; T2 Partners Management Group, LLC, a Delaware limited liability company, doing business as Kase Group; JMG Capital Management, LLC, a Delaware limited liability company, Pacific Capital Management, LLC, a Delaware limited liability company (the “T2 Plaintiffs), derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, Ellen Cotter, Guy Adams, Edward Kane, Douglas McEachern, Timothy Storey, William Gould and Does 1 through 100, inclusive, as defendants, and, Reading International, Inc., a Nevada corporation, as Nominal Defendant.  That complaint was subsequently amended (as amended the “T2 Derivative Complaint”) to add as defendants Directors Judy Codding and Michael Wrotniak (collectively with the directors initially named the “T2 Defendant Directors”) and S. Craig Tompkins, our Company’s legal counsel (collectively with the T2 Defendant Directors, the “T2 Defendants”).    The T2 Derivative Action was settled pursuant to a Settlement Agreement between the parties dated August 4, 2016, which as modified was approved by the Nevada District Court on October 6, 2016.   The District Court’s Order provided for the dismissal with prejudice of all claims contained in the T2 Plaintiffs’ First Amended Complaint and provide that each side would be responsible for its own attorneys’ fees.

In the joint press release issued by our Company and the T2 Plaintiffs on July 13, 2016, representatives of the T2 Plaintiffs stated as follows:  "We are pleased with the conclusions reached by our investigations as Plaintiff Stockholders and now firmly believe that the Reading Board of Directors has and will continue to protect stockholder interests and will continue to work to maximize shareholder value over the long-term.  We appreciate the Company's willingness to engage in open dialogue and are excited about the Company's prospects. Our questions about the termination of James Cotter, Jr., and various transactions between Reading and members of the Cotter family-or entities they control-have been definitively addressed and put to rest. We are impressed by measures the Reading Board has made over the past year to further strengthen corporate governance.  We fully support the Reading Board and management team and their strategy to create stockholder value.”

The T2 Plaintiffs alleged in their T2 Derivative Complaint various violations of fiduciary duty, abuse of control, gross mismanagement and corporate waste by the T2 Defendant Directors.  More specifically the T2 Derivative Complaint sought the reinstatement of James J. Cotter, Jr. as President and Chief Executive Officer, an order setting aside the election results from the 2015 Annual Meeting of Stockholders, based on an allegation that Ellen Cotter and Margaret Cotter were not entitled to vote the shares of Class B Common Stock held by the Cotter Estate and the Cotter Trust, and certain monetary damages, as well as equitable injunctive relief, attorney fees and costs of suit.   In May 2016, the T2 Plaintiffs unsuccessfully sought a preliminary injunction (1) enjoining the Inspector of Elections from counting at our 2016 Annual Meeting of Stockholders any proxies purporting to vote either the 327,808 Class B shares held of record by the Cotter Estate or the 696,080 Class B shares held of record by the Cotter Trust, and (2) enjoining Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. from voting the above referenced shares at the 2016 Annual Meeting of Stockholders.    This request for preliminary injunctive relief was denied by the Nevada District Court after a hearing on May 26, 2016.

With respect to the Cotter, Jr. Derivative Action, discovery is substantially complete.  However, due to the pendency of various appeals to the Nevada Supreme Court, no trial date has been calendared.

On February 1, 2017, certain of the Defendant Directors filed a writ with the Nevada Supreme Court seeking a determination that Mr. Cotter, Jr. is not qualified to serve as a derivative plaintiff in an action against our Directors.  Our Company has joined in thiss writ.  On February 14, 2017 the Company filed a writ with the Nevada Supreme Court seeking a determination that the Nevada District Court erred in its decision to allow Mr. Cotter, Jr. access to certain communications between the Defendant Directors and Company counsel, which the Defendant Directors and our Company believe to be subject to the attorney-client communication privilege.  Certain of the Defendant Directors joined in this writ.  The Nevada Supreme Court has discretion in deciding whether to consider the writs, and the Company expects the Court to decide whether to consider the writs in the next several weeks.     Activities in the Cotter Jr. Derivative Action, other than certain limited discovery, have been suspended pending determination of those writs.  No assurances can be given as to how or when the Nevada Supreme Court will rule on the writs.   At the present time, we believe that if the Court decides to consider the writs, it unlikely that the issues set forth in the writs will be resolved prior to the end of 2017. If the Supreme Court grants the writ regarding the lack of qualification of Mr. Cotter, Jr. to serve as a derivative plaintiff, then the Cotter Jr. Derivative Action will likely be at an end.

The Cotter Jr., Employment Arbitration is also in the discovery phase.  Our Company has filed a Motion to Strike the First Amended Complaint and a Motion for Summary Judgment As To Certain Claimed Damages Or In The Alternative, Motion To Compel Responses to Discovery.   A hearing has been scheduled for April 3, 2017.

Our Company is and was legally obligated to cover the costs and expenses incurred by our Defendant Directors in defending the Cotter Jr. Derivative Action and the T2 Derivative Action.  Furthermore, although in a derivative action, the stockholder plaintiff seeks damages or other relief for the benefit of the Company, and not for the stockholder plaintiff’s individual benefit and, accordingly, the Company is, at least in theory, only a nominal defendant, as a practical matter, because Mr. Cotter, Jr. is also seeking, among other things, an order that our Board’s determination to terminate Mr. Cotter Jr. was ineffective and that he be reinstated as the President and CEO of our Company and also disbanding our Board’s Executive Committee, and as he asserts potentially misleading statements in certain press releases and filings with the SEC, our Company is also incurring on its own account significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer, its board committee structure, and the adequacy of those press releases and filings, in addition to its costs incurred in responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  Likewise, in connection with the T2 Derivative Action, our Company incurred substantial costs defending claims related to the defense of claims relating to the termination of Mr. Cotter, Jr., opposing his reinstatement, and defending the conduct of its annual meetings.   Cost incurred in the Cotter Jr. Employment Arbitration and in the defense of the Cotter Jr. Attorney’s fees case were direct costs of our Company.

To date, except for a $500,000 deductible, the bulk of the out-of-pocket costs associated with the defense of the Cotter Jr. Derivative Action and the T2 Derivative Action has been covered by our Company’s Directors and Officers Insurance.  However, the $10,000,000 limit of that policy has now been exhausted.  Accordingly, the costs of such defense going forward will be a general administrative expense of the Company.   Payments by the Company over and above its insurance coverage totaled $3.8 million in 2016.   To date, our Company has incurred $14.9 million with respect to the Derivative Litigation and Cotter Jr. Employment Arbitration, of which $12.8 million was incurred in 2016.

The STOMP Arbitration

In April 2015, Liberty Theatres, LLC (“Liberty”), a wholly owned subsidiary of the Company, commenced an American Arbitration Association arbitration proceeding (Case No.:01-15-0003-3728) against The Stomp Company Limited Partnership (“Stomp”), the producer of the show STOMP, in response to Stomp’s purported termination of their license agreement with Liberty relating to such show.  STOMP has been playing at our Orpheum Theatre in New York City for 20 years and still continues to play to date.  Liberty sought specific performance, injunctive and declaratory relief and damages.  Stomp counterclaimed for unspecified damages, alleging that Liberty has interfered with the Stomp’s endeavors to move the show to another Off-Broadway theater. Stomp based its purported termination of the license agreement upon the alleged deficient condition of the Orpheum Theater.

On December 18, 2015, the Arbitrator issued his Partial Final Award of Arbitration, providing for, among other things (i) the issuance of a permanent injunction prohibiting Stomp from “transferring or taking actions to market, promote, or otherwise facilitate any transfer of, STOMP to another theatre in New York City having fewer than 500 seats without Liberty’s prior written consent”, (ii) the Stomp’s Notice of Termination purportedly terminating the parties’ license agreement was invalid, null and void and the License Agreement remains in full force and effect, and (iii) the award to Liberty of its reasonable attorneys’ fees in an amount to be determined by the Arbitrator.

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

In April 2016, we received a Final Award in our arbitration with Stomp.   The Final Award awards us $2.3 million in attorney’s fees and costs.  In September 2016, the parties agreed on the payment terms of the Final Award (“Payment Agreement”), on a basis that is intended to allow recovery by Liberty of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater.  Under the Payment Agreement, Stomp paid $415,000 during 2016, and the remaining amount to be paid over time, with final payment due and payable in June 2019.  We have filed a judgment of the arbitral award against Stomp with the New York Supreme Court to protect Liberty in the event Stomp defaults on the Payment Agreement.  STOMP continues to play at our Orpheum Theater under a license agreement that was amended by the Payment Agreement.

NOTE 13 – Non-controlling interests

As of December 31, 2016, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

•	Australia Country Cinemas Pty Ltd. -- 25% non-controlling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•

Shadow View Land and Farming, LLC -- 50% non-controlling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) or the James J. Cotter Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC -- 25% non-controlling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of non-controlling interest are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Australian Country Cinemas, Pty Ltd	264	318
Shadow View Land and Farming, LLC	1,980	1,940
Sutton Hill Properties, LLC	2,174	2,073
Non-controlling interests in consolidated subsidiaries	$4,418	$4,331

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2016	2015	2014
Australian Country Cinemas, Pty Ltd	140	126	143
Shadow View Land and Farming, LLC	(58)	(77)	(64)
Sutton Hill Properties, LLC	(68)	(128)	(136)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$14	$(79)	$(57)

Shadow View Land and Farming, LLC

This land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust now owns a 50% interest.  We are the managing member of Shadow View Land and Farming, LLC. We consolidate the Cotter Estate’s and/or the Cotter Trust’s interest in the property and its expenses with that of our interest and show their interest as a non-controlling interest.

NOTE 14 – Stock-Based Compensation and Stock Repurchases

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

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Class A Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan (the “Plan”). The aggregate total number of shares of the Class A Nonvoting Common Stock authorized for issuance under the Plan is 1,250,000.  As of December 31, 2016, we had 604,857 shares remaining for future issuances.

Since the adoption of the Plan in 2010, the Company has granted awards primarily in the form of stock options or stock grants.  In the first quarter of 2016, the Company started to award restricted stock units (“RSUs”) to directors and certain members of management.  Stock options are generally granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date.  In contrast to a stock option where the grantee buys the Company’s share at an exercise price determined on grant date, an RSU entitles the grantee to receive one share for every RSU based on a vesting plan.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options and RSUs ranges from zero to four years.  At the time the options are exercised or RSUs vest, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

The weighted average assumptions used in the option-valuation model for the years 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Stock option exercise price	$$11.87	$13.30	$8.56
Risk-free interest rate	1.20%	2.23%	2.51%
Expected dividend yield	--	--	--
Expected option life in years	3.75	4.00	5.00
Expected volatility	25.01%	31.86%	31.33%
Weighted average fair value	$2.49	$3.82	$2.76

We recorded compensation expense of $284,000,  $282,000, and $146,000 for 2016,  2015, and 2014, respectively.  At December 31, 2016, the total unrecognized estimated compensation cost related to non-vested stock options was $554,000 which is expected to be recognized over a weighted average vesting period of 1.95 years. Cash and other consideration received from option exercises during 2016,  2015, and 2014 totaled $142,000,  $3.0 million and $978,000, respectively.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2016:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2014	709,850	185,100	$6.66	$9.90	4.70	$938,503
Granted	80,000	--	8.56	--
Exercised	(157,600)	--	6.21	--		$374,022
Expired	(64,000)	--	6.83	--
Outstanding - December 31, 2014	568,250	185,100	$6.88	$9.90	2.40	$4,197,000
Granted	112,000	--	13.30	--
Exercised	(185,685)	(185,100)	6.09	9.90		$327,170
Expired	(8,000)	--	6.23	--
Outstanding - December 31, 2015	486,565	--	$8.68	$--	2.89	$2,188,011
Granted	169,327	--	11.87	--
Exercised	(46,815)	--	9.50	--		$220,002
Expired	(74,000)	--	7.02	--
Outstanding - December 31, 2016	535,077	--	$9.84	$--	2.61	$3,615,191

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2016, 2015 and 2014:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2016	296,500	--	$7.88	$--	1.59	$2,584,500
December 31, 2015	256,065	--	7.64	--	2.14	1,401,321
December 31, 2014	348,000	185,100	6.82	9.90	3.63	2,476,230
Unvested
December 31, 2016	238,577	--	12.28	--	3.87	1,030,691
December 31, 2015	230,500	--	9.83	--	3.72	786,690
December 31, 2014	220,250	--	6.98	--	4.25	1,720,770

Termination of Previous President’s Unvested Stock Options

Mr. James Cotter, Jr. has asserted in past communications with the Company that options to acquire 50,000 shares of Class A Stock, issued to him in connection with his retention as the President of our Company, survived his termination as President.  On August 3, 2016, our Compensation and Stock Options Committee met, reviewed the issue and determined that such 50,000 options had in fact terminated with the termination of Mr. Cotter, Jr.’s employment as President.  Accordingly, these options are not, and have not been outstanding since the effective date of Mr. Cotter, Jr’s termination.  This was recorded as a forfeiture during the quarter ended September 30, 2016.

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  In March 2016 and April 2016, RSU awards of 62,528 units and 5,625 units, respectively, were granted to both our directors and certain members of management.  These RSU awards aggregating to 68,153 units remained unvested as of September 30, 2016.  These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% at the end of one year (in the case of directors).  During the year ended December 31, 2016, we recognized compensation expense of $419,000.  The total unrecognized compensation expense related to these unvested RSUs was $396,000 as of December 31, 2016.

Common Stock Repurchases

On May 16, 2014, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $10.0 million to acquire shares of the Company’s common stock. This approved stock repurchase plan supersedes and effectively cancels the program that was approved by the Board of Directors on May 14, 2004, which allowed management to purchase up to 350,000 shares of the Company’s common stock. As of December 31, 2016, we have fully spent the $10.0 million budget.  Actual disbursements include transaction costs (such as brokers’ fees).

The Company repurchased its common stock as follows:

	Shares Acquired	Share Price	Total Paid (in thousands)
2016	181,739	$15.68	$2,850
2015	240,102	$12.95	$3,110
2014	432,252	9.42	4,070
Total	854,093	$11.74	$10,030

NOTE 15 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2016	$14,642	$12	$(2,848)	$11,806
Net current-period other comprehensive income	142	(2)	129	269
Balance at December 31, 2016	$14,784	$10	$(2,719)	$12,075

NOTE 16 – Derivative Instruments

We enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheets at fair value with changes in fair value recorded to interest expense in the consolidated statements of operations. As of December 31, 2016, we have not designated any of our derivatives as accounting hedges.

The Company’s derivative positions measured at fair value are summarized in the following tables:

			December 31, 2016
(Dollars in thousands)	Hedged Exposure	Notional	Other Assets	Other Liabilities
Interest rate swap	Interest rate variability - Trust Preferred Debt Securities and Bank of America Credit Facility	$48,913	$--	$58
Interest rate cap	Interest rate variability - Mezzanine loan tranche of Union Square construction financing	7,500	1
Interest rate cap	Interest rate variability - Minetta and Orpheum Theatres Term Loan	7,500	--	--
Total		$63,913	$1	$58

			December 31, 2015
(Dollars in thousands)	Hedged Exposure	Notional	Other Assets	Other Liabilities
Interest rate swap	Interest rate variability - Trust Preferred Debt Securities and Bank of America Credit Facility	$52,413	$--	$156
Interest rate cap	Interest rate variability - Minetta and Orpheum Theatres Term Loan	7,500	1	--
Total		$59,913	$1	$156

The following table summarizes the unrealized gains or losses due to changes in fair values of the derivatives that are recorded in interest expense in the consolidated statements of operations for the fiscal years 2016, 2015 and 2014:

(Dollars in thousands)	2016	2015	2014
Net unrealized gains on interest rate derivatives	$98	$2,021	$1,036

NOTE 17 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If quoted prices in an active market are available, fair value is determined by reference to these prices. If quoted prices are not available, fair value is determined by valuation models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, and credit curves. Additionally, we may reference prices for similar instruments, quoted prices or recent transactions in less active markets. We use prices and inputs that are current as of the measurement date.  Assets and liabilities that are carried at fair value (both recurring or non-recurring basis) are classified and disclosed in one of the following categories:

•

Level 1: Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. This consist primarily of investments in marketable securities which are our investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of December 31, 2016 and 2015, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

•

Level 3: Unobservable inputs that are supported by little or no market activity may require significant judgment in order to determine the fair value of the assets and liabilities. This category includes:

i.

Debt – includes secured and unsecured notes payable, trust preferred securities and other debt instruments.  The borrowings are valued based on discounted cash flow models that incorporate appropriate market discount rates. We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions.  These credit spreads take into account factors such as our credit rate, debt maturity, types of borrowings, and the loan-to-value ratios of the debt.

ii.

Goodwill, Other Intangibles and Other Long-lived Assets - refer to the “Impairment of Long-Lived Assets”section in Note 2 – Summary of Significant Accounting Policies for a description of valuation methodology used for fair value measurements of goodwill, intangible assets and long-lived assets.  Given this category represents several lines in our Consolidated Balance Sheet and since the recorded values agree to fair values, we did not include this in the subsequent tables presented.

Also, our Level 1 financial instruments include cash and cash equivalents, receivables, and account payable and accrued liabilities.  The carrying values of these financial instruments approximate the fair values due to their short maturities.  There have been no changes in the methodologies used at December 31, 2016 and 2015.  Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the years ended December 31, 2016 and 2015.

Recurring Fair Value Measurements

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

		Recurring Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Investments	Prepaid and other current assets	$49	$--	$--	$49
Derivatives	Other assets	--	1	--	1
Liabilities
Derivatives	Other current liabilities	--	(58)	--	(58)
Total recorded at fair value		$49	$(57)	$--	$(8)

		Recurring Fair Value Measurements at December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Investments	Prepaid and other current assets	$51	$--	$--	$51
Derivatives	Other assets	--	1	--	1
Liabilities
Derivatives	Other current liabilities	--	(156)	--	(156)
Total recorded at fair value		$51	$(155)	$--	$(104)

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$120,622	$--	$--	$121,204	$121,204
Subordinated debt	Subordinated debt	27,913	--	--	15,247	15,247
Total		$148,535	$--	$--	$136,451	$136,451

		Carrying	Fair Value Measurements at December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$103,028	$--	$--	$99,554	$99,554
Subordinated debt	Subordinated debt	27,913	--	--	13,338	13,338
Total		$130,941	$--	$--	$112,892	$112,892

(1) These balances are presented gross of deferred financing costs.

NOTE 18 –  Minimum Future Rental Collections

Real estate revenue amounted to $13.6 million, $15.0 million, and $16.9 million, for the fiscal years ended December 31, 2016,  2015, and 2014, respectively. Also, there were no material contingent rentals recognized for the three years then ended December 31, 2016.  As of December 31, 2016,  the minimum future rentals on our real estate properties currently leased to third parties under non-cancellable operating lease arrangements for the next five years are summarized as follows:

(Dollars in thousands)	Future Minimum Rentals
2017	$8,325
2018	7,774
2019	6,987
2020	5,724
2021	5,137
Thereafter	26,780
Total	$60,727

NOTE 19 – Related Party Transactions

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

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1,2,3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease. We paid an annual rent of $590,000 for this cinema to SHC in each of 2016, 2015, and 2014.  During this same period, we received management fees from the 86th Street Cinema of $150,000,  $151,000 and $123,000, during the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

In 2005, we acquired (i) from a third party the fee interest underlying the Cinemas 1,2,3 and (ii) from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1,2,3. The ground lease estate and the improvements acquired from SHC were originally a part of the master lease transaction, discussed above.  In connection with that transaction, we granted to SHC an option to acquire at cost a 25% interest in the special purpose entity (Sutton Hill Properties, LLC) formed to acquire these fee, leasehold and improvements interests. On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP’s liabilities.  At the time of the option exercise and the closing of the acquisition of the 25% interest, SHP had debt of $26.9 million, including a $2.9 million, non-interest bearing intercompany loan from the Company.  Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through cash flow from the Cinema 1,2,3, (ii) borrowings from third parties, and (iii) pro-rata contributions from the members.  We receive an annual management fee equal to 5% of SHP’s gross income for managing the cinema and the property, amounting to $177,000,  $153,000 and $118,000 in 2015, 2014 and 2013 respectively.  This management fee was modified in 2015, as discussed below, retroactive to December 1, 2014.

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

In February 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 between us and SHP.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1,2,3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1,2,3 over the average annual positive cash flow of the Cinemas 1,2,3 over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee (the “Improvements Fee”). Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations. In 2016 and 2015, we received no Improvements Fee.  This amendment was approved by SHC and by the Audit and Conflicts Committee of our Board of Directors.

On August 31, 2016, we refinanced the debt of Cinemas 1, 2, 3, pursuant to a $20.0 million loan from Valley National Bank.  Refer to Note – Debt for further details on this loan transaction.  The proceeds from the loan were used to retire an existing $15.0 million first mortgage loan and the above referenced $2.9 million intercompany loan, with the remainder to be used for working capital and to cover cash flow shortfalls.   Since the cash flow from the Cinemas 1, 2, 3 is not sufficient to service this loan, it is anticipated that the members of SHP (our Company and SHC) will ultimately need to make periodic contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP.   In 2016, our Company and SHC funded capital calls of $506,000 and $169,000, respectively.

The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company.     SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC’s membership interest in SHP).    The refinancing transaction, including the guarantee and indemnity, were review and approved by the  Audit and Conflicts Committee of our Board of Directors.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations were, until this year, managed by Off-Broadway Investments, LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of the late Mr. James J. Cotter, Sr., the sister of Ellen Cotter and James Cotter, Jr.,  and a member of our Board of Directors. That Management Agreement was terminated effective March 10, 2016 in connection with the retention by our Company of Margaret Cotter as a full time employee.

The Theater Management Agreement generally provided for the payment of a combination of fixed and incentive fees for the management of our four live theaters.  Historically, these fees have equated to approximately 21% of the net cash flow generated by these properties. The fees to be paid to OBI for 2016, 2015 and 2014 were 79,000,  589,000 and $397,000, respectively.  We also reimbursed OBI for certain travel expenses, shared the cost of an administrative assistant and provided office space at our New York offices.  The increase in the payment to OBI for 2015 was attributable to work done by Margaret Cotter, working through OBI, with respect to the development of our Union Square and Cinemas 1,2, 3 properties.

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

Effective March 10, 2016, Margaret Cotter became a full time employee of the Company and the Management Agreement was terminated.  As Executive Vice-President Real Estate Management and Development - NYC, Ms. Cotter continues to be responsible for the management of our live theater assets, continues her role heading up the pre-redevelopment of our New York properties and is our senior executive responsible for the redevelopment of our New York properties.  Pursuant to the termination agreement, Ms. Cotter gave up any right she might otherwise have, through OBI, to income from STOMP.

Ms. Cotter's compensation as Executive Vice-President was recommended by the Compensation Committee as part of an extensive review of our Company’s overall executive compensation and approved by the Board.  For 2016, Ms. Cotter's base salary was $350,000, and she was granted a long term incentive of a stock option for 19,921 shares of Class A common stock and 4,184 restricted stock units under the Company's 2010 Stock Incentive Plan, as amended, which long term incentives vest over a four year period.

Live Theater Play Investment

From time to time, our officers and Directors may invest in plays that lease our live theaters. The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theatre in 2001. The Cotter Estate or the Cotter Trust and a third party own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater. Refer to Note 12 – Commitments and Contingencies for more information about the show STOMP.

Shadow View Land and Farming LLC

During 2012, Mr. James J. Cotter, Sr., our then Chairman, Chief Executive Officer and controlling shareholder, contributed $2.5 million cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust owns a 50% interest. We are the managing member of Shadow View Land and Farming, LLC (See Note 13 – Noncontrolling Interests). The property is held debt free, and operating and holding costs are covered by member contributions.   The Audit and Conflicts Committee of the Board of Directors is charged with responsibility for oversight of our management of Shadow View.

NOTE 20 – Asset Impairment and Other Losses Recoverable through Insurance Claim

On November 14, 2016, Wellington, New Zealand experienced a severe 7.8-magnitude earthquake that damaged our parking structure adjacent to our Courtenay Central ETC.  Prior to the earthquake damage, this parking structure, which was reported as part of our Real Estate segment, provided customer convenience when visiting our Courtenay Central ETC.  In December 2016, the Wellington City Council and structural engineers retained by us inspected the extent of the earthquake damage and both concluded that our parking structure should be demolished for safety reasons.  Our insurance company concurred with this assessment and has since approved the commencement of the demolition activities.  As a result, we fully wrote down its remaining carrying value of $9.9 million (NZ$14.2 million) during the fourth quarter of 2016.

Based on the City Council’s requirement to demolish our parking structure, we have recognized a liability for demolition costs.  It is our policy to accrue for any loss contingencies if the following two conditions are satisfied: (i) there is a “probable” likelihood that the liability had been incurred, and (ii) the amount of the loss can be reasonably estimated.  We believe it is highly probable that we will ultimately make certain cash outlays as our final determination to demolish the parking structure due to earthquake damage created an obligating event for us. We have reliably estimated the eventual cost of completing the demolition plan at an aggregate amount of $5.9 million (NZ$8.5 million) based on actual proposals from third parties and our experience in dealing with similar events in the past. Our initial estimate of the demolition costs is comprised of the following: (i) estimated payments to third party vendors to demolish the actual structure, (ii) ancillary costs to clean up and subsequently backfill the underlying landholding, and (iii) other necessary expenses to administer and execute the demolition plan.  We have also provided for cautionary amounts in our estimate to cover expenses not previously anticipated.  In measuring and recognizing the demolition costs as part of “Other current liabilities” in our 2016 Consolidated Financial Statements, we did not apply the discounting process as we expect to incur these amounts during 2017.

We filed an insurance claim with our Insurer shortly after the earthquake incident.  Our policy allows us to record a recoverable asset (to the extent of incurred losses) only when we determined that the collectability is deemed probable.  We have concluded that the total incurred losses, consisting of the (i) written down carrying value of the damaged parking structure and (ii) a significant portion of the derivative loss contingencies on demolition activities, to have probable likelihood of recovery through our insurance claim based on the following considerations:

•	our valid insurance policy covering the insured event provided for an earthquake coverage sublimit of $25.0 million (NZ$35.9 million) per occurrence and annual aggregate combined for all locations;
•

the assigned Claims Examiner of our submitted insurance claim confirmed, in writing, that the loss and damage known and verified by the Insurer arising out of the November 14, 2016 earthquake in Wellington, New Zealand is covered under our valid insurance policy with the Insurer, subject to all applicable terms, conditions and earthquake liability sublimit of $25.0 million;

•	we received advanced claims settlement of $5.0 million (NZ$7.1 million) in December 2016;
•

our policy covered several reimbursable costs and expenses, which, among others, include demolition costs, expenses incurred relating to enforcement of applicable building ordinances or laws, defense costs and expenses incurred for preparing and certifying details of a claim, as well as coverage for ancillary property damages, loss of business income and incurrence of emergency and other extraordinary operating expenses;

•

we also have potential additional insurance available through a contract works policy taken out by the contractor working on the parking structure at the time of the earthquake which would cover our interest as principal; and,

•	there were no other earthquake incidents which caused physical damage to our other properties during 2016.

The table below provides the calculation of the total incurred losses and the determination of the recoverable amounts under our insurance claim:

(mainly New Zealand Dollars in thousands, unless otherwise noted)	Total		Less: Recorded to Statement of Operations(5)		Recoverable Asset under Insurance Claim(6)
Written down value of parking structure(1)	NZ	$14,246	NZ	$(795)	NZ	$13,451
Estimated demolition costs(2)		8,500		(1,224)		7,276
Total expected incurred losses		22,746		(2,019)		20,727
Less:
Advance payment from Insurer(3)(4)		(7,103)		--		(7,103)
Insurance Recoverable for Incurred Losses (in local currency)	NZ	$15,643	NZ	$(2,019)	NZ	$13,624
Insurance Recoverable for Incurred Losses (in U.S. Dollars)(4)	US	$10,884	US	$(1,421)	US	$9,480

(1) Recorded land value was excluded in the impairment determination. The reduction to the written down value represents the 5% deductible calculated based on the  estimated value of the insured damaged parking structure for insurance purposes.

(2) $862,000 (NZ$1.2 million) or 14% of total estimated demolition costs was preliminarily assessed as expenses not reimbursable under our insurance policy and hence, we recorded in profit and loss.

(3) This represents the advanced claims settlement from the Insurer of $5.0 million (NZ$7.1 million).

(4) In line with our standard translation policy, the recoverable asset of NZ$13.6 million was translated into U.S. dollars based on the spot exchange rate as of December 31, 2016, while the impact on our statement of operations was translated using the average exchange rate for the month of December 2016.

(5) Total impact to current income of $1.4 million (NZ$2.0 million) is presented as a separate line in our Statement of Operations.

(6) The recoverable asset of $9.5 million (NZ$13.6 million) is presented as part of “Other non-current assets” as the timing of the insurance claim receipt is not fixed nor reliably determinable.

NOTE 21 – Unaudited Quarterly Financial Information

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2016
Revenue	$64,789	$66,918	$71,315	$67,451
Net income	2,224	2,922	3,917	354
Net income attributable to RDI shareholders	2,226	2,970	3,855	352
Basic earnings per share	0.09	0.13	0.17	0.01
Diluted earnings per share	0.09	0.13	0.16	0.02
2015
Revenue	$60,584	$72,802	$57,788	$66,691
Net income	3,102	16,006	328	3,595
Net income attributable to RDI shareholders	3,118	15,997	381	3,614
Basic earnings per share	0.14	0.69	0.02	0.14
Diluted earnings per share	0.14	0.68	0.02	0.14

 (1) Fourth Quarter Results included the impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).

NOTE  22 – Subsequent Events

$25 Million Stock Repurchase Program

On March 2, 2017, the Board of Directors has authorized a stock repurchase program to repurchase up to $25 million of Reading’s Non-Voting Common stock.

Three Year Business Strategy

On March 2, 2017, the Board of Directors approved management’s three year business strategy for our Company, which focuses on the continued development of new cinemas in the United States, Australia and New Zealand, the continued improvement of our existing cinemas to elevate the guest experience, presentation and food and beverage program, and the continued re-development of our various real estate assets (including our Union Square and Cinemas 1,2,3 properties in New York City and our Australia and New Zealand Entertainment Themed Centers).

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Additions	Deductions	Balance at December 31
Allowance for doubtful accounts
2016	$426	$1,010	$608	$828
2015	$586	$786	$946	$426
2014	$375	$297	$86	$586
Tax valuation allowance
2016	$11,530	$--	$937	$10,593
2015	$15,936	$--	$4,406	$11,530
2014	$34,022	$--	$18,086	$15,936

Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting and Attestation of Registered Public Accounting Firm

Our management’s report on internal control over financial reporting and our registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in Part II, Item 8 (Financial Statements and Supplementary Data)  of this Form 10-K.

Evaluation of Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A disclosure committee consisting of the principal accounting officer, and senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(e) and 15d – 15(e) as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

The continuing enhancements, described in our management’s report on internal control over financial reporting included in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K, to controls relating to tax provisioning as part of the remediation of the material weakness existing at December 31, 2015, are the only changes in internal control over financial reporting that have occurred during the year ended December 31, 2016 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

PART III

Item 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

2.	Financial Statements and Schedules for the years ended December 31, 2016, 2015, and 2014

Description	Page
Schedule II – Valuation and Qualifying Accounts	96

3.Exhibits

(b) Exhibits

See Item (a) 3. above.

(c) Financial Statement Schedule

See Item (a) 2. above.

Exhibits

3.1

Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014 (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

3.2.1

Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of October 5, 2015 (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

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

4.3*	Amendment to the 2010 Stock Incentive Plan effective May 19, 2011 (filed as Appendix A of the Company’s proxy statement on April 29, 2011, and incorporated herein by reference).
4.4*	First Amendment to the 2010 Stock Incentive Plan dated as of March 10, 2016 (filed as Exhibit 10 the Company’s report on Form 8-K filed on March 15, 2016, and incorporated herein by reference).
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

10.8

Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee (filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

10.9

Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

10.10

Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

10.11

Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed as Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference).

10.12

Amendment dated October 31, 2012 to the Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC (filed as Exhibit 10.32 to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference).

10.13*

Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors (filed as Exhibit 10.77 to the Company’s report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference).

10.14*

Employment Agreement between Reading International, Inc. and Devasis Ghose, Chief Financial Officer (filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the period ended March 31, 2015, and incorporated herein by reference).

10.15*

Employment Agreement between Reading International, Inc. and William D. Ellis, General Counsel (filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the period ended September 30, 2015, and incorporated herein by reference).

10.16*

Separation and Release Agreement dated March 11, 2016 between Reading International, Inc. and William D. Ellis (filed as Exhibit 12.1 to the Company’s report on Form 8-K filed on March 15, 2016, and incorporated herein by reference).

10.17*

Separation and Release Agreement dated May 30, 2014 between Reading International, Inc. and Andrzej Matyczynski (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

10.18*

First Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of August 6, 2014 (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

10.19*

Second Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of November 26, 2014 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

10.20*

Third Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of May 1, 2015 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

10.21*

Amended and Restated Compensatory Arrangements for Executive and Management Employees dated as of March 28, 2016 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference).

10.22

OBI Termination Agreement and Release (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 29, 2016 and incorporated herein by reference)

18+	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.
21+	List of Subsidiaries.
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation
101.DEF+	XBRL Taxonomy Extension Definition
101.LAB+	XBRL Taxonomy Extension Labels
101.PRE+	XBRL Taxonomy Extension Presentation

*These exhibits constitute the executive compensation plans and arrangements of the Company.

+These exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 13, 2017	By:	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in capacities and on dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Chairman of the Board and Director	March 13, 2017
Ellen M. Cotter	(Principal Executive Officer)

/s/ Devasis Ghose	Executive Vice President, Chief Financial Officer and Treasurer	March 13, 2017
Devasis Ghose	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 13, 2017
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	Vice Chairman of the Board and Director	March 13, 2017
Margaret Cotter

Director
James J. Cotter

/s/ Guy W. Adams	Director	March 13, 2017
Guy W. Adams

/s/ William D. Gould	Director	March 13, 2017
William D. Gould

/s/ Edward L. Kane	Director	March 13, 2017
Edward L Kane

/s/ Douglas J. McEachern	Director	March 13, 2017
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 13, 2017
Dr. Judy Codding

/s/ Michael Wrotniak	Director	March 13, 2017
Michael Wrotniak