Form 10-K/A
period 2016-12-31
READING INTERNATIONAL INC
filed 2017-05-01
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number:  1-8625

Reading International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3885184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5995 Sepulveda Blvd, Suite 300, Culver City, CA	90230
(Address of Principal Executive Offices)	(Zip Code)

(213) 235-2240

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Class A Nonvoting Common Stock, $0.01 Par Value per Share Class B Voting Common Stock, $0.01 Par Value per Share	NASDAQ NASDAQ

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2017, there were 21,503,376 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.    The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $286,545,942 as of December 31, 2016.

Documents Incorporated by Reference

Not applicable

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Reading International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission, or SEC, on March 13, 2017 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2016, the end of the fiscal year covered by our Annual Report on Form 10-K.

   The Reading Board of Directors has not yet set a date for the Company’s Annual Meeting of Stockholders (the “Annual Meeting”).  It is currently anticipated that a date for the Annual Meeting will be considered at the Board of Director’s Meeting currently scheduled for May 4, 2017.

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

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have nine Directors.  The names of our Directors, together with certain information regarding them, are as follows:

Name	Age	Position
Ellen M. Cotter.........................................	51	Chairperson of the Board and Chief Executive Officer and President (1)
Guy W. Adams.........................................	65	Director (1)
Judy Codding...........................................	71	Director (2)
James J. Cotter, Jr. ...................................	47	Director
Margaret Cotter.........................................	49	Vice Chairperson of the Board and Executive Vice President-Real Estate Management and Development-NYC (1)
William D. Gould.......................................	78	Director (3)
Edward L. Kane.......................................	79	Director (1) (2) (4)
Douglas J. McEachern...............................	65	Director (2) (4)
Michael Wrotniak.......................................	50	Director (4)

(1)Member of the Executive Committee.

(2)Member of the Compensation and Stock Options Committee (the “Compensation Committee”).

(3)Lead Independent Director.

(4)Member of the Audit and Conflicts Committee (the “Audit Committee”).

 Ellen M. Cotter.  Ellen M. Cotter has been a member of our Board of Directors since March 13, 2013, and currently serves as a member of our Executive Committee.  Ms. Cotter was appointed Chairperson of our Board on August 7, 2014 and served as our interim President and Chief Executive Officer from June 12, 2015 until January 8, 2016, when she was appointed our permanent President and Chief Executive Officer.  She joined the Company in March 1998.  Ms. Cotter is also a director of Cecelia Packing Corporation (a Cotter family‑owned citrus grower, packer and marketer).  Ms. Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown Law School.  Prior to joining the Company, Ms. Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in New York City.  Ms. Cotter is the sister of Margaret Cotter and James J. Cotter, Jr.  Prior to being appointed as our President and Chief Executive Officer,  Ms. Cotter served for more than ten years as the Chief Operating Officer (“COO”) of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States.  Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia and New Zealand, working to develop our cinema and real estate assets in those countries.  Ms. Cotter is the Co-Executor of her father’s estate, which is the record owner of 297,070 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Cotter is a Co-Trustee of the James J. Cotter Foundation (the “Cotter Foundation”), which is the record holder of 102,751 shares of Class A Stock and Co-Trustee of the James J. Cotter, Sr. Living Trust, which is the record owner of 1,897,649 shares of Class A Stock and 696,080 shares of Class B Stock (representing an additional 41.4% of such Class B Stock).

Ms. Cotter brings to our Board her 19 years of experience working in our Company’s cinema operations, both in the United States and Australia.  She has also served as the Chief Executive Officer of Reading’s subsidiary, Consolidated Entertainment, LLC, which operates substantially all of our cinemas in Hawaii and California.  In addition, with her direct ownership of 802,903 shares of Class A Stock and 50,000 shares of Class B Stock and her positions as Co-Executor of her father’s (James J. Cotter, Sr.) estate and Co-Trustee of the James J. Cotter, Sr. Living Trust, Ms. Cotter is a significant stakeholder in our Company.  Ms. Cotter is well recognized in and a valuable liaison to the film industry.  In recognition of her contributions to the independent film industry, Ms. Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards.  She was also inducted that same year into the ShowEast Hall of Fame.

Guy W. Adams.  Guy W. Adams has been a Director of the Company since January 14, 2014, and currently serves as the chair of our Executive Committee.    For more than the past eleven years, he has been a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC, a fund investing in various publicly traded securities.  Over the past sixteen years, Mr. Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor.   At these companies, he has held a variety of board positions, including lead director, audit committee chair and compensation committee chair.  He has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program.  Mr. Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.  He served as an advisor to James J. Cotter, Sr. and continues to provide professional advisory services to various enterprises now owned by either the James J. Cotter, Sr. Estate or the James J. Cotter, Sr. Living Trust. Mr. Adams also provides services to two captive insurance companies owned in equal shares by Ellen M. Cotter, James J. Cotter, Jr. and Margaret Cotter.  Mr. Adams received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and his Masters of Business Administration from Harvard Graduate School of Business Administration.

Mr. Adams brings many years of experience serving as an independent director on public company boards, and in investing and providing financial advice with respect to investments in public companies.

Dr. Judy Codding.  Dr. Judy Codding has been a Director of our Company since October 5, 2015, and currently serves as a member of our Compensation Committee.    Dr. Codding is a globally respected education leader.  From October 2010 until October 2015, she served as the Managing Director of “The System of Courses,” a division of Pearson, PLC (NYSE: PSO), the largest education company in the world that provides education products and services to institutions, governments and  to individual learners.  Prior to that time, Dr. Codding served as the Chief Executive Officer and President of America’s Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010.  America’s Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability.  Dr. Codding has a Doctorate in Education from University of Massachusetts at Amherst and completed postdoctoral work and served as a teaching associate in Education at Harvard University where she taught graduate level courses focused on moral leadership.  Dr. Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (since 2011) and the Board of Trustees of Educational Development Center, Inc. (EDC) since 2012.  Through family entities, Dr. Codding has been and continues to be involved in the real estate business in Florida and the exploration of mineral, oil and gas rights in Maryland and Kentucky.

Dr. Codding brings to our Board her experience as an entrepreneur, as an author, advisor and researcher in the areas of leadership training and decision-making as well as her experience in the real estate business.

James J. Cotter, Jr.  James J. Cotter, Jr. has been a Director of our Company since March 21, 2002. Until its functions were moved to the Audit Committee in May 2016,    Mr. Cotter, Jr. served as a member of our Tax Oversight Committee.  Mr. Cotter, Jr. served as our Vice Chairperson from June 2007 until August 7, 2014.  Mr. Cotter, Jr. served as our President from June 1, 2013 through June 12, 2015 and as our Chief Executive Officer from August 7, 2014 through June 12, 2015.  He is currently the lead director of Cecelia Packing Corporation (a Cotter family‑owned citrus grower, packer and marketer) and served as the Chief Executive Officer of that company from July 2004 until 2013.  Mr. Cotter, Jr. served as a Director of Cecelia Packing Corporation from February 1996 to September 1997 and as a Director of Gish Biomedical from September 1999 to March 2002.  He was an attorney in the law firm of Winston & Strawn (and its predecessor), specializing in corporate law, from September 1997 to May 2004.  Mr. Cotter, Jr. is the brother of Margaret Cotter and Ellen M. Cotter.  Mr. Cotter, Jr. is a Co-Trustee of the Cotter Foundation, which is the record holder of 102,751 shares of Class A Stock.  Mr. Cotter, Jr. has advised the Company that he is a Co-Trustee of the James J. Cotter, Sr. Living Trust, which is the record owner of 1,897,649 shares of Class A Stock and 696,080 shares of Class B Stock (representing 41.4% of such Class B Stock). The Company understands that Mr. Cotter, Jr.’s status as a trustee of the James J. Cotter, Sr. Living Trust is disputed by his sisters, Ellen M. Cotter and Margaret Cotter, who have brought litigation to resolve the issue (the “Trust Litigation”).  See Item 3 – Legal Proceedings for additional information.

James J. Cotter, Jr. brings to our Board his experience as a business professional and corporate attorney, as well as his many years of experience in, and knowledge of, the Company’s business and affairs.  In addition, with his direct ownership of 423,604 shares of our Company’s Class A Common Stock and his possible position as Co-Trustee of the James J. Cotter, Sr. Living Trust, Mr. Cotter, Jr. is a significant stakeholder in our Company.  Further, depending on the outcome of ongoing Trust Litigation, in the future Mr. Cotter, Jr. may be a controlling stockholder in the Company.

Margaret Cotter.  Margaret Cotter has been a Director of our Company since September 27, 2002, and on August 7, 2014 was appointed Vice Chairperson of our Board and currently serves as a member of our Executive Committee.  On March 10, 2016, our Board appointed Ms. Cotter as Executive Vice President-Real Estate Management and Development-NYC, and Ms. Cotter became a full time employee of our Company.  In this position, Ms. Cotter is responsible for the management of our live theater properties and operations, including oversight of the development of our Union Square and Cinemas 1, 2, 3 properties.  Ms. Cotter is the owner and President of OBI, LLC (“OBI”), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development-

NYC, managed our live-theater operations under a management agreement and provided various services regarding the development of our New York theater and cinema properties.  Pursuant to the OBI management agreement, Ms. Cotter also served as the President of Liberty Theaters, LLC, the subsidiary through which we own our live theaters.  The OBI management agreement was terminated with Ms. Cotter’s appointment as Executive Vice President-Real Estate Management and Development-NYC. See Item 13 – Certain Relationships and Related Transactions, and Director Independence, below for more information about the services provided by OBI.   Ms. Cotter is also a theatrical producer who has produced shows in Chicago and New York and is a board member of the League of Off-Broadway Theaters and Producers.  She is a director of Cecelia Packing Corporation (a Cotter family‑owned citrus grower, packer and marketer).    Ms. Cotter, a former Assistant District Attorney for King’s County in Brooklyn, New York, graduated from Georgetown University and Georgetown University Law Center.  She is the sister of Ellen M. Cotter and James J. Cotter, Jr.  Ms. Margaret Cotter is a Co-Executor of her father’s estate, which is the record owner of 297,070 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Cotter is also a Co-Trustee of the James J. Cotter, Sr. Living Trust, which is the record owner of 1,897,649 shares of Class A Stock and 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such Class B Stock).

Ms. Cotter brings to the Board her experience as a live theater producer, theater operator and an active member of the New York theatre community, which gives her insight into live theater business trends that affect our business in this sector, and in New York and Chicago real estate matters.  Operating and overseeing our theater properties for over 18 years, Ms. Cotter contributes to the strategic direction for our developments.  In addition, with her direct ownership of 810,284 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father’s estate and Co-Trustee of the James J. Cotter, Sr. Living Trust, Ms. Cotter is a significant stakeholder in our Company.

William D. Gould.  William D. Gould has been a Director of our Company since October 15, 2004, and currently serves as our Lead Independent Director.  Mr. Gould has been a member of the law firm of TroyGould PC since 1986.  Previously, he was a partner of the law firm of O’Melveny & Myers.  We have from time to time retained TroyGould PC for legal advice.  Total fees payable to Mr. Gould’s law firm for calendar year 2016 were $1,088.  Mr. Gould is an author and lecturer on the subjects of corporate governance and mergers and acquisitions.  Mr. Gould brings to our Board more than fifty years of experience as a corporate lawyer and advisor focusing on corporate governance, mergers and acquisitions.

Edward L. Kane.  Edward L. Kane has been a Director of our Company since October 15, 2004.  Mr. Kane was also a Director of our Company from 1985 to 1998, and served as President from 1987 to 1988.  Mr. Kane currently serves as the chair of our Compensation Committee, and until its functions were moved to the Audit Committee in May, 2016, as chair of our Tax Oversight Committee.  He also serves as a member of our Executive Committee and our Audit Committee.  Mr. Kane practiced as a tax attorney for many years in New York and in California.  Since 1996, Mr. Kane has acted as a consultant and advisor to the health care industry.  During the 1990s, Mr. Kane also served as the Chairman and CEO of ASMG Outpatient Surgical Centers in southern California, and he served as a director of BDI Investment Corp., which was a regulated investment company, based in San Diego.  For over a decade, he was the Chairman of Kane Miller Books, an award-winning publisher of children’s books.  At various times during the past three decades, Mr. Kane has been Adjunct Professor of Law at two of San Diego’s law schools, most recently in 2008 and 2009 at Thomas Jefferson School of Law, and prior thereto at California Western School of Law.

In addition to his varied business experience, Mr. Kane brings to our Board his many years as a tax attorney and law professor.  Mr. Kane also brings his experience as a past President of Craig Corporation and of Reading Company, two of our corporate predecessors, as well as his experience as a former member of the boards of directors of several publicly held corporations.

Douglas J. McEachern.  Douglas J. McEachern has been a Director of our Company since May 17, 2012. Mr. McEachern currently serves as the Chair of our Audit Committee, a position he has held since August 1, 2012 and as a member of our Compensation Committee, since May 14, 2016.  He has served as a member of the board and of the audit and compensation committees for Willdan Group, a NASDAQ listed engineering company, since 2009.  From June 2011 until October 2015, Mr. McEachern was a director of Community Bank in Pasadena, California and a member of its audit committee.  Mr. McEachern served as the chair of the board of Community Bank from October 2013 until October 2015.  He also is a member of the finance committee of the Methodist Hospital of Arcadia.  From September 2009 to December 2015, Mr. McEachern served as an instructor of auditing and accountancy at Claremont McKenna College.  Mr. McEachern was an audit partner from July 1985 to May 2009 with the audit firm of Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate.  Mr. McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC, from June 1983 to July 1985.  From June 1976 to June 1983, Mr. McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP).  Mr. McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California.

Mr. McEachern brings to our Board his more than 39 years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company.  Mr. McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Michael Wrotniak.  Michael Wrotniak has been a Director of our Company since October 12, 2015, and has served as a member of our Audit Committee since October 25, 2015.  Since 2009, Mr. Wrotniak has been the Chief Executive Officer of Aminco Resources, LLC (“Aminco”), a privately held international commodities trading firm.  Mr. Wrotniak joined Aminco in 1991 and is credited with expanding Aminco’s activities in Europe and Asia.  By establishing a joint venture with a Swiss engineering company, as well as creating partnerships with Asia-based businesses, Mr. Wrotniak successfully diversified Aminco’s product portfolio.  Mr. Wrotniak became a partner of Aminco in 2002.  Mr. Wrotniak is a member of the Board of Advisors of the Little Sisters of the Poor at their nursing home in the Bronx, New York since approximately 2004.  Mr. Wrotniak graduated from Georgetown University in 1989 with a B.S. in Business Administration (cum laude).

Mr. Wrotniak is a specialist in foreign trade, and brings to our Board his considerable experience in international business, including foreign exchange risk mitigation.

Executive Officers

The following table sets forth information regarding our current executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under “Directors.”

Name	Age	Title
Dev Ghose	63	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Robert F. Smerling	82	President - Domestic Cinemas
Wayne D. Smith	59	Managing Director – Australia and New Zealand
Andrzej J. Matyczynski	64	Executive Vice President – Global Operations

Devasis (“Dev”) Ghose.  Dev Ghose was appointed Chief Financial Officer and Treasurer on May 11, 2015, Executive Vice President on March 10, 2016 and Corporate Secretary on April 28, 2016.  Over the past 25 years, Mr. Ghose served as Executive Vice President and Chief Financial Officer in a number of senior finance roles with three NYSE-listed companies:  Skilled Healthcare Group (a health services company, now part of Genesis HealthCare) from 2008 to 2013, Shurgard Storage Centers, Inc. (an international company focused on the acquisition, development and operation of self-storage centers in the US and Europe; now part of Public Storage) from 2004 to 2006, and HCP, Inc., (which invests primarily in real estate serving the healthcare industry) from 1986 to 2003, and as Managing Director-International for Green Street Advisors (an independent research and trading firm concentrating on publicly traded real estate corporate securities in the US & Europe) from 2006 to 2007.  Prior thereto, Mr. Ghose worked for  PricewaterhouseCoopers in the U.S. and KPMG in the UK from 1975 to 1985.  He qualified as a Certified Public Accountant in the U.S. and a Chartered Accountant in the U.K., and holds an Honors Degree in Physics from the University of Delhi, India and an Executive M.B.A. from the University of California, Los Angeles.

Robert F. Smerling.  Robert F. Smerling has served as President of our domestic cinema operations since 1994.   He has been involved in the acquisition and/or development of all of our existing cinemas.  Prior to joining our Company, Mr. Smerling was the President of Loews Theaters, at that time a wholly owned subsidiary of Sony.  While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas.  Among Mr. Smerling’s accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top five grossing cinemas in the United States.  Prior to Mr. Smerling’s employment at Loews, he was Vice Chairman of USA Cinemas in Boston, and President of Cinemanational Theatres. Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theater Owners, the principal trade group representing the cinema exhibition industry.

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

Andrzej J. Matyczynski.  On March 10, 2016, Mr. Matyczynski was appointed as our Executive Vice President—Global Operations.  From May 11, 2015 until March 10, 2016, Mr. Matyczynski acted as the Strategic Corporate Advisor to the Company, and served as our Chief Financial Officer and Treasurer from November 1999 until May 11, 2015 and as Corporate Secretary from May 10, 2011 to October 20, 2014.  Prior to joining our Company, he spent 20 years in various senior roles throughout the world at Beckman

Coulter Inc., a U.S. based multi-national.  Mr. Matyczynski earned a Master’s Degree in Business Administration from the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (the “SEC”) and to provide us with copies of those filings.  Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that the following Form 4’s for transactions that occurred in 2016 were not filed or filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

Filer	Form	Transaction Date	Date of Filing
James J. Cotter Jr.	4	March 10, 2016	March 15, 2016

In addition to the above, the following Forms 5 for transactions that occurred 2015 or 2016 were filed later than is required under Section 16(a) of the Securities Exchange Act of 1934.

Filer	Form	Transaction Date	Date of Filing
Andrzej J. Matyczynski	5	December 31, 2015	April 22, 2016
Andrzej J. Matyczynski	5	December 31, 2016	February 24, 2017
Mark Cuban	5	November 11, 2015	February 19, 2016

Insofar as we are aware, all required filings have now been made.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) designed to help our Directors and employees resolve ethical issues.  Our Code of Conduct applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, principal accounting officer, controller and persons performing similar functions.  Our Code of Conduct is posted on our website at http://www.readingrdi.com/reading-international-code-of-ethics.

The Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously.  In addition, we have adopted an “Amended and Restated Whistleblower Policy and Procedures,” which is posted on our website, at http://www.readingrdi.com/amended-and-restated-whistleblower-policy-and-procedures, that establishes a process by which employees may anonymously disclose to the Audit Committee alleged fraud or violations of accounting, internal accounting controls or auditing matters.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of directors, since we last disclosed this information.

Audit Committee

We have a standing Audit Committee. Our Audit Committee is currently composed of Douglas McEachern, who serves as Chair, Edward Kane and Michael Wrotniak. Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the NASDAQ Listing Rules), and that Mr. McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert.

Item 11 –  Executive Compensation

Compensation Discussion and Analysis

Role and Authority of the Compensation Committee

Background

As a Controlled Company, we are exempt from the NASDAQ Listing Rules regarding the determination of executive compensation solely by independent directors. Notwithstanding such exemption, we have established a standing Compensation Committee consisting of three of our independent Directors.  Our Compensation Committee charter requires our Compensation Committee members to meet the independence rules and regulations of the Securities Exchange Commission and the NASDAQ Stock Market.

In early 2016, our Compensation Committee conducted a thorough evaluation of our compensation policy for executive officers and outside directors to establish a plan that encompasses best corporate practices consistent with our Company’s best interests.  Our Compensation Committee reviewed, evaluated, and recommended to our Board of Directors the adoption of new compensation arrangements for our executive and management officers and outside directors.  Our Compensation Committee retained the international compensation consulting firm of Willis Towers Watson as its advisor in this process, and the Committee also relied on the advice of our legal counsel, Greenberg Traurig, LLP.

Compensation Committee Charter

Our Compensation Committee Charter delegates the following responsibilities to our Compensation Committee:

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

•

to review and discuss with our management and our counsel and auditors, the disclosures made in the Compensation Discussion and Analysis and advise our Board whether, in the view of the Committee, the Compensation Discussion and Analysis is, in form and substance, satisfactory for inclusion in our annual report on Form 10-K and proxy statement for the annual meeting of stockholders;

•	to prepare an annual compensation committee report for inclusion in our proxy statement for the annual meeting of stockholders in accordance with the applicable rules of the SEC;
•	to periodically review and reassess the adequacy of the Compensation Committee Charter and recommend any proposed changes to the Board for approval;
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

Under the Compensation Committee Charter, "executive officer" is defined to mean the chief executive officer, president, chief financial officer, chief operating officer, general counsel, principal accounting officer, any executive vice president of the Company and any Managing Director of Reading Entertainment Australia Pty Ltd and/or Reading New Zealand, Ltd.; provided that any compensation determinations pertaining to Ellen M. Cotter and Margaret Cotter are subject to review and approval by our Board.

The Compensation Committee Charter is available on our website at http://www.readingrdi.com/Committee-Charters.

Executive Compensation

In early 2016, our Compensation Committee, following consultation with Willis Towers Watson, our Chief Executive Officer, and our legal counsel, reviewed the Company’s compensation levels, programs and practices.  As part of its engagement, Willis Towers Watson recommended and the Compensation Committee adopted a new peer group that the Committee believed reflected our geographic operations since the peer group included companies based in the U.S. and Australia and the companies in the peer group were comparable to us based on revenue.

The peer group adopted by the Compensation Committee included the following 15 companies:1

Arcadia Realty Trust	Inland Real Estate Corp.
Associated Estates Realty Corp.	Kite Realty Group Trust
Carmike Cinemas Inc.	Marcus Corporation
Cedar Realty Trust Inc.	Pennsylvania Real Estate Investment Trust
Charter Hall Group	Ramco-Gershenson Properties Trust
EPR Properties	Urstadt Biddle Properties Inc.
Vicinity Centres	Village Roadshow Ltd.
IMAX Corporation

The Compensation Committee used the peer group in reviewing compensation paid to executive and management officers by position, in light of each person’s duties and responsibilities.  In addition, Willis Towers Watson also compared our top executive and management positions to (i) executive compensation paid by a peer group and (ii) two surveys, the 2015 Willis Towers Watson Data Services Top Management Survey Report and the 2015 Mercer MBD Executive Compensation Survey, in each case, identified by office position and duties performed by the officer.

Willis Towers Watson prepared a summary for the Compensation Committee that measured our executive and management compensation against compensation paid by peer group companies and the companies listed in the two surveys based on the 25th, 50th and 75th percentile of such peer group and surveyed companies. The 50th percentile was the median compensation paid by such peer group and surveyed companies to executives performing similar responsibilities and duties. The summary included base salary, short term incentive (cash bonus) and long term incentive (equity awards) of the peer and surveyed companies to the base salary, short term incentive and long term incentive provided to our executives and management.

The summary concluded that, except in a few positions, we were generally competitive in base salary, however, we were not competitive when short-term incentives and long term incentives were included in the total compensation paid to our executives and management.

As a result of the foregoing factors, the Compensation Committee implemented commencing in 2016:

•	A formal annual incentive program for all executives; and
•	A regular annual grant program for long-term incentives.

Additionally, our Compensation Committee recommended, and our Board subsequently adopted, a compensation philosophy for our executive and management team members to:

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

In furtherance of our compensation policy, our Compensation Committee adopted an executive and management officer compensation structure for 2016 consisting of:

•	A base salary comparable with job description and industry standard;
•

A short-term incentive plan based on a combination of factors including overall corporate and division performance as well as individual performance with a target bonus opportunity to be denominated as a percent of base salary with specific goals weightings and pay-out ranges; and

•	A long-term incentive or equity awards in line with job description, performance, and industry standards.

Reflecting the new approach, our Compensation Committee established (i) 2016 annual base salaries at levels that it believed were generally competitive with executives in our peer group and in other comparable publicly-held companies as described in the executive pay summary assessment prepared by Willis Towers Watson, except for the base salary of our CEO, which remains below the 25th percentile, (ii) short term incentives in the form of discretionary annual cash bonuses based on the achievement of identified goals and benchmarks, and (iii) long-term incentives in the form of employee stock options and restricted stock units will be used as a retention tool and as a means to further align an executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value.

In the future, it is anticipated that our Compensation Committee will continue to evaluate both executive performance and compensation to maintain our ability to attract and retain highly-qualified executives in key positions and to assure that compensation provided to executives remains competitive when compared to the compensation paid to similarly situated executives of companies with whom we compete for executive talent or that we consider comparable to our company.

Role of Chief Executive Officer in Compensation Decisions

At our Compensation Committee’s direction, our Chief Executive Officer prepared an executive compensation review for 2016 for each executive officer (other than the Chief Executive Officer), as well as the full executive team, which included recommendations for:

•	2016 Base Salary;
•	A proposed year-end short-term incentive in the form of a target cash bonus based on the achievement of certain objectives; and
•	A long-term incentive in the form of stock options and restricted stock units for the year under review.

Our Compensation Committee performs an annual review of executive compensation, generally in the first quarter of the year following the year in review, with a presentation by our Chief Executive Officer regarding each element of the executive compensation arrangements.  As part of the compensation review, our Chief Executive Officer may also recommend other changes to an executive’s compensation arrangements such as to elect a change in the executive’s responsibilities. Our Compensation Committee will evaluate the Chief Executive Officer’s recommendations and, in its discretion, may accept or reject the recommendations, subject to the terms of any written employment agreements.

In the first quarter of 2017, our Compensation Committee met separately and with our Chief Executive Officer to review the performance goals of our various officers and to determine the extent to which the officer achieved such goals.  Our Compensation Committee, in determining final incentive compensation for services rendered in 2016, also considered, among other things, the recommendations of our Chief Executive Officer, the overall operating results of our Company and the challenges met in achieving those operating results. The Committee noted the following with respect to 2016:

•We made significant strides in our investor relations program and our stock price hit record highs.

•Our total revenues in 2016 were the highest on record.

•Record operational performance was achieved across important metrics in each cinema division.

•A new theater was opened in Hawaii, our Company commenced the CAPEX program in the U.S. and completed the renovations of three Australia and New Zealand theaters.

•Gradual steps were taken in Australia and New Zealand to further expand the cinema portfolio while reviewing several opportunities in the U.S.

•	Significant steps were taken through the year to progress our most important value creation projects: Union Square in the U.S., Newmarket Village in Australia and Courtenay Central in New Zealand.

•We acquired and substantially completed the renovation of our new corporate headquarters in Culver City, California.

•We completed three separate financing facilities and renegotiated two others.

•We took several important steps in significantly improving corporate governance.

•We overhauled our executive compensation structure and philosophy to better align compensation with the interest of stockholders.

CEO Compensation

On June 12, 2015, our Board appointed Ellen M. Cotter as our interim President and Chief Executive Officer.  Initially, her base salary remained the same and she continued to receive the same base salary of $402,000 that she received at the time of her appointment.    In March of 2016, the Compensation Committee, with the assistance of Willis Towers Watson and Ms. Cotter, adopted new procedures regarding officer compensation.

For 2016, our Compensation Committee met in executive sessions without our Chief Executive Officer to consider the Chief Executive Officer’s compensation, including base salary, cash bonus and equity award, if any. Prior to such executive sessions, our Compensation Committee interviewed our Chief Executive Officer to obtain a better understanding of factors contributing to the Chief Executive Officer's compensation. With the exception of these executive sessions of our Compensation Committee, as a rule, our Chief Executive Officer participated in all deliberations of the Compensation Committee relating to executive compensation. However, our Compensation Committee also asked our Chief Executive Officer to be excused for certain deliberations with respect to the compensation recommended for Margaret Cotter, the sister of our Chief Executive Officer.

The Base Salary set for our Chief Executive Officer for 2016, or $450,000, remains substantially below the market base salary median for our peer companies.  By comparison, the Willis Towers Watson report showed that the 25th, 50th and 75th percentiles in the market peer group of CEO base salaries were $505,000, $565,000 and $695,000, respectively.  Because Ms. Cotter’s potential short term incentive payment was based on a percentage (95%) of her base salary, which was below the 25th percentile of market peers,  Ms. Cotter’s potential short term incentive payment was also set to be in a lower range than market peers.

In the first quarter of 2017, our Compensation Committee met separately and with our Chief Executive Officer to review the performance goals of our various officers and to determine the extent to which the officer achieved such goals.  Our Compensation Committee, in determining final incentive compensation for services rendered in 2016, also considered, among other things, the recommendations of our Chief Executive Officer, the overall operating results of our Company and the challenges met in achieving those operating results.

2016 Base Salaries

Our Compensation Committee reviewed the executive pay summary prepared by Willis Towers Watson and other factors and engaged in extensive deliberation and then recommended the following 2016 base salaries for the following officers. For 2016 base salaries, our Board approved the recommendations of our Compensation Committee for 2016 base salaries for the President and Chief Executive Officer, Chief Financial Officer and our three most highly paid executive officers other than our Chief Executive Officer and the Chief Financial Officer, collectively referred as our “named executive officers.”

Name	Title	2016 Base Salary
Ellen Cotter (1)	President and Chief Executive Officer	$450,000
Dev Ghose	EVP, Chief Financial Officer, Treasurer and Corporate Secretary	400,000
Andrzej J. Matyczynski (2)	EVP-Global Operations	336,000
Robert F. Smerling	President, US Cinemas	375,000
Margaret Cotter (3)	EVP-Real Estate Management and Development-NYC	350,000(3)

(1)	Ellen M. Cotter was appointed President and Chief Executive Officer on January 8, 2016. From June 12, 2015 until January 8, 2016, Ms. Cotter was the Interim President and Chief Executive Officer.

Andrzej J. Matyczynski was the Company’s Chief Financial Officer and Treasurer until May 11, 2015 and thereafter he acted as Strategic Corporate Advisor to the Company.  He was appointed EVP-Global Operations on March 10, 2016.

Margaret Cotter was retained by the Company as a full time employee commencing March 10, 2016.  Prior to that time, she provided services as an employee of OBI.  A discussion of that arrangement and the amounts paid to OBI are set forth under the caption Related Party Transactions, below.  The $350,000 amount specified in the table was an annual compensation, of which $285,343 was paid with respect to services performed in 2016.

2016 Short Term Incentives

The Short Term Incentives authorized by our Compensation Committee provide our executive officers and other management team members, who are selected to participate, with an opportunity to earn an annual cash bonus based upon the achievement of certain company financial goals, division goals and individual goals, established by our Chief Executive Officer and approved by our Compensation Committee. Because of the family relationship, the compensation payable to our Chief Executive Officer, Ellen Cotter, and Margaret Cotter must also be approved by our Board. Participants in the short-term incentive plan are advised of his or her annual potential target bonus expressed as a percentage of the participant’s base salary and by dollar amount.  The participant will be eligible for a short-term incentive bonus once the participant achieves goals identified at the beginning of the year for a threshold target, the potential target or potential maximum target bonus opportunity.

For 2016, the performance goals for our named executive officers included (i) a target for company-wide “Compensation Adjusted EBITDA” (a non-GAAP measure defined below) of $39,000,000; and (ii) Company-wide Property Development metrics.  In addition, each of our named executive officers was given Compensation Committee approved individually tailored goals based on their respective areas of responsibility.

Management and the Compensation Committee use “Earnings before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” a non-GAAP  financial measure, for a number of  purposes in assessing the performance of the Company. See Item 6 – Selected Financial Data for a discussion and reconciliation of EBITDA.  “Compensation Adjusted EBITDA” is one of the two principal Company-wide performance metrics used by the Compensation Committee and for assessing the performance of executives of the Company.  Compensation Adjusted EBITDA is not otherwise used by management and is calculated in a manner intended to adjust out of EBITDA those elements not generally within the control of our executives, taking into account the precision of the annual operating and capital expenditure budgets and the circumstances during the year.  The Compensation Adjusted EBITDA approved by our Compensation Committee for determining short-term incentives includes the following adjustments to EBITDA, with the amount of adjustments in 2016 as indicated:

($ in thousands)
Net Income (Comparable GAAP financial measure)	9,403
EBITDA (Non-GAAP measure, see Item 6 – Selected Financial Data for reconciliation to net income)	$35,894
Compensation Committee adjustments to EBITDA:
(i) Adjustment for litigation expenses	3,651
(ii) Elimination of gains and losses from deposition of assets	(393)
(iii) Elimination of unusual or non-recurring events not included in the Company’s budget for the performance period, such as the sale of a cinema(s) or the cessation of a cinema operation as a result of a natural disaster	1,421
(iv) Elimination of unbudgeted impairment charges or gains	--
(v) Elimination of non-cash deferred compensation	799
(vi) Elimination of exchange rate adjustments	359
(vii) Box office/attendance industry adjustments to account for industry-	--
Compensation Adjusted EBITDA	$41,731

Ms. Ellen M. Cotter is our President and Chief Executive Officer.  Her target bonus opportunity of 95% of Base Salary was dependent on Ms. Cotter’s achievement of her performance goals and achievement of corporate goals discussed above. Of that potential target bonus opportunity, her threshold bonus was achievable based upon meeting or exceeding  the above referenced Company-wide goals (50%) and upon Ms. Cotter’s meeting or achieving certain individual goals (50%). Her individual goals included development of certain strategies and vision for our Company, working on development of 2017’s corporate budget, developing a stronger human resources function, working with our finance and tax groups to establish stronger procedures and controls and strategically evaluating certain of our real estate assets for value creation. Based on our Compensation Committee’s review, Ms. Cotter was awarded a bonus of $363,375.  Ms. Cotter’s bonus was also approved by our Board.

Dev Ghose is our EVP, Chief Financial Officer, Treasurer and Corporate Secretary.  His potential target bonus opportunity of 50% of Base Salary was achievable based upon meeting or exceeding the above referenced Company-wide goals (50%) and on Mr. Ghose’s meeting or achieving certain individual goals (50%) related to his areas of responsibility, including internal audit, global financing costs, project financing, investor relations and return of stockholder capital.  Based on our Compensation Committee’s review, Mr. Ghose was awarded a bonus of $170,000. Mr. Andrzej J. Matyczynski is our EVP - Global Operations.  His target bonus opportunity of 50% of Base Salary was achievable based upon meeting or exceeding the above referenced Company-wide goals (40%), meeting or exceeding division performance goals (30%), and on Mr. Matyczynski’s meeting or exceeding certain individual goals (30%) related to his areas of responsibility, including  certain corporate growth and cinema division goals.  Based on our Compensation Committee’s review, Mr. Matyczynski was awarded a bonus of $50,000.  Mr. Robert Smerling is President, US Cinemas.  His  target bonus opportunity of 30% of Base Salary was achievable based upon meeting or exceeding the above referenced Company-wide goals (40%), achievement of division performance goals (30%), and on Mr. Smerling’s  meeting or exceeding certain individual goals (30%) related to his areas of responsibility, including certain US cinemas/film buying, US circuit growth and US real estate/US circuit  growth.  Based on our Compensation Committee’s review, Mr. Smerling was awarded a bonus of $72,068.  Ms. Margaret Cotter is our EVP – Real Estate Management and Development-NYC.  Her target bonus opportunity of 30% of Base Salary was achievable based upon meeting or exceeding the above referenced Company-wide goals (40%), meeting or exceeding  division performance goals (30%), and on Ms. Cotter’s meeting or exceeding certain individual goals (30%) related to her areas of responsibility, including certain New York City real estate and live theater matters.  Based on our Compensation Committee’s review, Ms. Cotter was awarded a bonus of $95,000.  Ms. Cotter’s bonus was also approved by our Board.

The positions of other management team members had target bonus opportunities ranging from 20% to 30% of Base Salary based on achievement certain goals. The highest level of achievement, participants were eligible to receive up to a maximum of 150% of his or her target bonus amount.  While Company-wide goals were objectively measurable, many of the individual goals had both objective and subjective elements, so the Compensation Committee used discretion in making its final decisions.

Long-Term Incentives

Long-Term incentives utilize the equity-based plan under our 2010 Incentive Stock Plan, as amended (the “2010 Plan”).  For 2016, executive and management team participants received awards in the following forms: 50% time-based restricted stock units and 50% non-statutory stock options. The grants of restricted stock units and options will vest ratably over a four (4) year period with 1/4th vesting on each anniversary date of the grant date.

The following grants were made for 2016 on March 10, 2016:

2016
Name	Title	Dollar Amount of Restricted Stock Units	Dollar Amount of Non-Statutory Stock Options (1)
Ellen M. Cotter	President and Chief Executive Officer	$150,000	$150,000
Devasis Ghose (2)	EVP, Chief Financial Officer, Treasurer and Corporate Secretary	0	0
Robert F. Smerling	President, US Cinemas	50,000	50,000
Andrzej J. Matyczynski	EVP-Global Operations	37,500	37,500
Margaret Cotter	EVP-Real Estate Management and Development-NYC	50,000	50,000

(1)The number of shares of stock to be issued will be calculated using the Black Scholes pricing model as of the date of grant of the award.

(2)Mr. Dev Ghose was awarded 100,000 non-statutory stock options vesting over a 4-year period commencing on Mr. Ghose’s first day of employment on May 11, 2015.

All long-term incentive awards are subject to other terms and conditions set forth in the 2010 Stock Incentive Plan and award grant. In addition, individual grants include certain accelerated vesting provisions.  In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability , (ii)  certain corporate transactions    in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control , or a corporate transaction where equivalent awards have been substituted.     In the case of awards to non-executive directors, the accelerated vesting will be triggered upon a change of control or certain corporate transactions in which awards are not replaced with substantially equivalent awards.

Our Compensation Committee has generally discussed, but has not yet seriously evaluated, future consideration of adding a performance condition to the long-term incentive awards.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan. Our named executive officers  are eligible to participate in the 401(k) plan on the same terms as other full-time employees generally. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contribution is made.  We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

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

In March 2016, the Compensation Committee approved a one-time retirement benefit for Robert Smerling, President, Cinema Operations, due to his significant long term service to the Company. The retirement benefit is a single year benefit in an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the then most recently completed five year period.

We currently maintain no other retirement plan for our named executive officers.

Key Person Insurance

We maintain life insurance on certain individuals who we believe to be key to our management, including certain named executive officers.  If such individual ceases to be our employee or independent contractor, as the case may be, she or he is permitted, by assuming responsibility for all future premium payments, to replace our Company as the beneficiary under such policy. These policies allow each such individual to purchase up to an equal amount of insurance for such individual’s own benefit.  In the case of our employees, the premium for both the insurance as to which we are the beneficiary and the insurance as to which our employee is the beneficiary, is paid by us.  In the case of named executive officers, the premium paid by us for the benefit of such individual is reflected in the Compensation Table in the column captioned “All Other Compensation.”

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally.  We do not generally provide our named executive officers with perquisites or other personal benefits.  Historically, certain of our other named executive officers also received an automobile allowance. The table below shows car allowances granted to our named executive officers under their employment agreements or arrangements. Beginning in 2017, our Compensation Committee recommended and management has agreed to eliminate car allowances. From time to time, we may provide other perquisites to one or more of our other named executive officers.

Officer	Annual Allowance ($)
Ellen M. Cotter	13,800
Devasis Ghose	12,000
Robert F. Smerling	18,000
Andrzej J. Matyczynski	12,000

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

Say on Pay

At our Annual Meeting of Stockholders held on May 15, 2014, we held an advisory vote on executive compensation. Our stockholders voted in favor of our Company’s executive compensation. The Compensation Committee reviewed the results of the advisory vote on executive compensation in 2014 and did not make any changes to our compensation based on the results of the vote. Our next advisory vote of our stockholders on executive compensation will be at our 2017 Annual Meeting of Stockholders. On November 7, 2016 our Board voted to recommend to our stockholders at our next annual meeting of stockholders that the “say on pay” vote be changed to an annual vote instead of every third year.

Policy on Stock Ownership

At its meeting held March 23, 2017, our Board determined that, as a matter of policy, directors should hold shares of the Company’s common stock having a fair market value equal to not less than three times (3X) their annual cash retainer, that the chief executive officer should hold shares of the Company’s common stock having a fair market value equal to not less than six times (6X) her base salary, and that all other executive officers (as defined in the Compensation Committee Charter) should hold shares of the Company’s common stock having a fair market value equal to not less than one times (1X) their respective base salaries.  In each case, fair market value would be determined by reference to the trading price of such securities on the NASDAQ, as measured at the end of each calendar year.  The Board further determined that for purposes of determining requisite stock ownership, there should be included all shares owned of record or beneficially, all vested and unvested stock options and all vested and unvested restricted stock units held by such individual and that the individuals covered by the policy should have a period of five years in which to achieve such levels of ownership.

Executive Compensation

This section discusses the material components of the compensation program for our executive officers named in the Summary Compensation Table below.  In 2016, our named executive officers and their positions were as follows:

•

Ellen M. Cotter, Chairperson of the Board, President and Chief Executive Officer, interim President and Chief Executive Officer, Chief Operating Officer – Domestic Cinemas and Chief Executive Officer of Consolidated Entertainment, LLC

•	Dev Ghose, EVP, Chief Financial Officer and Treasurer
•	Andrzej J. Matyczynski, EVP-Global Operations
•	Margaret Cotter, EVP, Real Estate Management and Development-NYC; and
•	Robert F. Smerling, President – Domestic Cinema Operations.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended December 31, 2016 to  (i) Ellen M. Cotter, who served as our interim principal executive officer from June 12, 2015 through January 8, 2016 and who since that date has served as our principal executive officer, (ii) Mr. Dev Ghose, who served as our Chief Financial Officer starting May 11, 2015, and (iii) the other three most highly compensated persons who served as executive officers in 2016.

The following executives are herein referred to as our “named executive officers.”

	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earning ($)		All Other Compensation ($)		Total ($)
Ellen M. Cotter (3) President and Chief Executive Officer	2016	450,000	--	150,000	150,000	363,375	--		25,550	(4)	1,138,925
	2015	402,000	250,000	--	--		--		25,465	(4)	677,465
	2014	335,000	--	--	--		--		75,190	(4)(5)	410,190
Devasis Ghose (6) EVP, Chief Financial Officer,Treasurer and Corporate Secretary	2016	400,000	--	--	--	170,000	--		27,140	(4)	597,140
	2015	257,692	75,000	--	382,334		--		15,730	(4)	407,005
	2014	--	--	--	--		--	--	--		--
Robert F. Smerling President – Domestic Cinema Operations	2016	375,000	--	50,000	50,000	72,068	--		23,434	(4)	570,502
	2015	350,000	75,000	--	--		--		22,899	(4)	447,899
	2014	350,000	65,000	--	--		--		22,421	(4)	437,421
Andrzej J. Matyczynski (7) EVP-Global Operations	2016	336,000	--	37,500	37,500	50,000	21,875	(8)	27,805	(4)	510,680
	2015	324,000	--	--	33,010		150,000	(8)	27,140	(4)	534,150
	2014	308,640	--	--	33,010		150,000	(8)	26,380	(4)	518,030
Margaret Cotter (9) EVP-Real Estate Management and Development-NYC	2016	285,343	--	50,000	50,000	95,000			11,665	(4)	492,008
	2015	10,990	--	--	--	--	--		--		10,990
	2014	4,375	--	--	--	--	--		--		4,375

(1)Stock awards granted as a component of the 2016, 2015 and 2014 annual incentive awards are reported in this column as 2016, 2015 and 2014 compensation, respectively, to reflect the applicable service period for such awards, however, these stock grants were approved by the Compensation Committee during the first quarter of the following calendar year.  Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures.  The assumptions used in the valuation of these awards are discussed in Note 3 to our consolidated financial statements.

(2)For the year ended December 31, 2016, the Compensation Committee approved the payment of a short-term incentives cash bonus.  For a discussion regarding the 2016 short term incentive, see “Compensation Discussion and Analysis – 2016 Short Term Incentives.”

(3)Ms. Ellen M. Cotter was appointed our interim President and Chief Executive Officer on June 12, 2015.

(4)Includes our matching employer contributions under our 401(k) plan, the imputed tax of key person insurance, and any automobile allowances.  Aside from the car allowances only the employer contributions for the 401(k) plan exceeded $10,000, see table below. See the table in the section entitled Employee Benefits and Perquisites for the amount of each individual’s car allowance.

Name	2016	2015	2014
Ellen M. Cotter	$10,600	$10,600	$10,400
Devasis Ghose	10,600	4,000	0
Andrzej J. Matyczynski	10,600	10,600	10,400
Margaret Cotter	10,600	0	0
Robert F. Smerling	0	0	0

(5)Includes a $50,000 tax gross-up for taxes incurred as a result of the exercise of nonqualified stock options that were intended to be issued as incentive stock options.

(6)Mr. Ghose became Chief Financial Officer and Treasurer on May 11, 2015, as such; he was paid a prorated amount of his $400,000 salary for 2015.

(7)Mr. Matyczynski resigned as our Chief Financial Officer and Treasurer on May 11, 2015, and acted as our Strategic Corporate Advisor until March 10, 2016, then took on the role of EVP-Global Operations.

(8)Represents the increase in the vested benefit of the DCP for Mr. Matyczynski.  Payment of the vested benefit under his DCP will be made in accordance with the terms of the DCP.

(9)Margaret Cotter was retained by the Company as a full time employee commencing March 10, 2016.  As such, she was paid a prorated amount of her $350,000 base salary for 2016. Prior to that time, she provided services as an employee of OBI.  A discussion of that arrangement and the amounts paid to OBI are set forth under the caption Certain Relationships and Related Party Transactions, below.

Grants of Plan-Based Awards

The following table contains information concerning (i) potential payments under the Company’s compensatory arrangements when performance criteria under such arrangements were established by the Compensation Committee in the first quarter of 2016 (actual payouts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table) and (ii) stock awards and options granted to our named executive officers for the year ended December 31, 2016:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Award ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Ellen M. Cotter	Short-term Incentive(1) Stock Options RSU	3/10/2016 3/10/2016	213,750	427,500	641,250	--	--	--	12,552	59,763	11.95	300,000
Devasis Ghose	Short-term Incentive(1) Stock Options RSU		100,000	200,000	300,000	--	--	--	--	--	--	--
Robert F. Smerling	Short-term Incentive(1) Stock Options RSU	3/10/2016 3/10/2016	56,250	112,500	168,750	--	--	--	4,184	19,921	11.95	100,000
Andrzej J. Matyczynski	Short-term Incentive(1) Stock Options RSU	3/10/2016 3/10/2016	84,000	168,000	252,000	--	--	--	3,138	14,941	11.95	75,000
Margaret Cotter	Short-term Incentive(1) Stock Options RSU	3/10/2016 3/10/2016	52,500	105,000	157,500	--	--	--	4,184	19,921	11.95	100,000

(1)Represents the short-term (or annual) incentive for fiscal year 2016.  The award amount is based upon the achievement of certain company financial goals measured by our EBITDA and development metrics,  division goals and individual goals, as approved by the Compensation Committee.  For a discussion regarding the 2016 short term incentive, see “Compensation Discussion and Analysis – 2016 Short Term Incentives.”

(2)Represents stock options granted under our Stock Incentive Plan.  The stock options granted to the Named Executive Officers in 2016 have a 5 year term and vests to 25% of the shares of our common stock underlying the option great per year on the first day of each successive 12 month period commencing one year from the date of the grant.  Options are granted with an exercise price equal to the closing price per share on the date of grant.

(3)Represents the aggregate ASC 718 value of awards made in 2016.

Nonqualified Deferred Compensation

Name	Executive contributions in 2016 ($)	Registrant contributions in 2016 ($)	Aggregate earnings in 2016 ($)	Aggregate withdrawals/distributions ($)	Number of Years of Credited Service	Aggregate balance at December 31, 2016 ($)
Andrzej J. Matyczynski (1)	0	21,875	0	0	7	621,875

(1)	Mr. Matyczynski is the only executive who has a Nonqualified Deferred Compensation.

See Item 11 - Other Retirement Plans for a description of the DCP.

2010 Equity Incentive Plan

On May 13, 2010, our stockholders approved the 2010 Stock Incentive Plan at the annual meeting of stockholders in accordance with the recommendation of our Board.  The Plan provides for awards of stock options, restricted stock, bonus stock, and stock appreciation rights to eligible employees, Directors, and consultants.  On March 10, 2016 our Board approved a First Amendment to the Plan to permit the award of restricted stock units. On March 2, 2017 and on April 26, 2017, our Board approved a further amendment to the Plan (the Second Amendment to the Plan) to allow net exercises of stock options to be made at the Participant’s election; to incorporate the substance of the resolutions of the Compensation Committee on May 16, 2013 authorizing certain cashless transactions automatic exercise of expiring in the money options; and to broaden the permissible tax withholding by surrender of shares and to change the definition of Fair Market Value for purposes of the calculation of share value for purposes of net exercises and cashless exercises from the closing price to the average of the price of the highest sale price and the lowest sale price on the applicable measured day. The Plan permits issuance of a maximum of 1,250,000 shares of Class A Stock of which, 645,143 has been used to date.  The Plan expires automatically on March 11, 2020. The Board of Directors expects to recommend an increase in the maximum shares issuable under the 2010 Plan at our next annual meeting of stockholders.

Equity awards under our Plan are intended by us as a means to attract and retain qualified management, directors and consultants, to bind the interests of eligible recipients more closely to our own interests by offering them opportunities to acquire our common stock and/or cash and to afford eligible receipents stock-based compensation opportunities that are competitive with those afforded by similar businesses. Equity awards may include stock options, restricted stock, restricted stock units, bonus stock, or stock appreciation rights.

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

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our named executive officers as of December 31, 2016 under the Plan:

                                  Outstanding Equity Awards at Year Ended December 31, 2016

	Option Awards						RestrictedStock Awards
Name	Class	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: No. Of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	Equity Incentive Plan Awards: No. of Unearned Common Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	20,000	--	--	5.55	03/06/2018	--	--	--	--
	A	14,941	44,822 (2)	--	11.95	3/09/2021	--	--	--	--
	A	--	--	--	--	--	9,414 (3)	$156,272	--	--
Devasis Ghose	A	17,500	75,000 (4)		13.42	05/10/2020	--	--	--	--
Andrzej J. Matyczynski	A	25,000	--	--	6.02	08/22/2022	--	--	--	--
	A	3,735	11,206 (5)	--	11.95	3/09/2021	--	--	--	--
	A	--	--	--	--	--	2,354 (6)	$39,076	--	--
Robert F. Smerling	A	43,750	--	--	10.24	05/08/2017	--	--	--	--
	A	4,980	14,941 (7)	--	11.95	3/09/2021	--	--	--	--
	A	--	--	--	--	--	3,138 (8)	$52,091	--	--
Margaret Cotter	A	5,000	--	--	6.11	06/20/2018	--	--	--	--
	A	2,000	--	--	12.34	01/14/2020	--	--	--	--
	A	4,980	14,941 (9)	--	11.95	3/09/2021	--	--	--	--
	A	--	--	--	--	--	3,138 (10)	$52,091	--	--

(1)	Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of December 31, 2016 or $16.60.
(2)	14,941 options will vest on each of March 10, 2018 and March 10, 2019 and 14,940 will vest on March 10, 2020.
(3)	3,138 units will vest on each of March 10, 2018, March 10, 2019 and March 10, 2020.
(4)	25,000 options will vest on each of May 10, 2017, May 10, 2018 and May 10, 2019.
(5)	3,735 options will vest on each of March 10, 2018 and March 10, 2019, and 3,736 options will vest on March 10, 2020.
(6)	785 units will vest on March 10, 2018, and 784 units will vest on each of March 10, 2019 and March 10, 2020.
(7)	4,980 options will vest on each of March 10, 2018 and March 10, 2019, and 4,981 options will vest on March 10, 2020.
(8)	1,046 units will vest on each of March 10, 2018, March 10, 2019 and March 10, 2020.
(9)	4,980 options will vest on each of March 10, 2018 and March 10, 2019, and 4,981 options will vest on March 10, 2020.
(10)	1,046 units will vest on each of March 10, 2018, March 10, 2019 and March 10, 2020.

Option Exercises and Stock Vested

The following table contains information for our named executive officers concerning the option awards that were exercised and stock awards that vested during the year ended December 31, 2016:

		Option Awards		Stock Awards
Name	Class	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)

Ellen M. Cotter	--	--	--	--	--
Devasis Ghose	A	7,500	102,900	--	--
Andrzej J. Matyczynski	--	--	--	--	--
Robert F. Smerling	--	--	--	--	--
Margaret Cotter	--	--	--	--	--

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our named executive officers in connection with certain termination events, including a termination related to a change of control of the Company, as of December 31, 2016:

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

Mr. Andrzej J. Matyczynski – Deferred Compensation Benefits.  During 2012, Mr. Matyczynski was granted an unfunded, nonqualified DCP that was partially vested and was to vest further so long as he remained in our continuous employ.  If Mr. Matyczynski were to be terminated for cause, then the total vested amount would be reduced to zero.  The incremental amount vested each year was made subject to review and approval by our Board.  Please see the “Nonqualified Deferred Compensation” table for additional information.

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

Robert F. Smerling – Retirement Benefit.  In March 2016, the Compensation Committee approved a one-time retirement benefit for Robert Smerling, President, Cinema Operations, due to his significant long-term service to the Company.  The retirement benefit is  a single year payment based on the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the then most recently completed five year period.

Option and RSU Grants.    All long-term incentive awards are subject to other terms and conditions set forth in the 2010 Plan and award grant.  In addition, individual grants include certain accelerated vesting provisions.  In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability , (ii)  certain corporate transactions    in which the awards are not replaced

with substantially equivalent awards, or (iii) upon termination without cause or  resignation for “good reason” within twenty-four months of a change of control , or a corporate transaction where equivalent awards have been substituted.

No other named executive officers currently have employment agreements or other arrangements providing benefits upon termination or a change of control.  The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2016, assuming the transaction took place on December 31, 2016 at price equal to the closing price of the Class A stock, which was of $16.60.

	Payable on upon Termination without Cause ($)				Payable on upon Termination in Connection with a Change in Control ($)			Payable upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards(1)	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options (1)	Benefits Payable under Retirement Plans or the DCP
Ellen M. Cotter	--	--	290,476	--	--	--	498,898	--
Devasis Ghose	400,000	--	55,650	23,040	800,000	--	294,150	--
Andrzej J. Matyczynski	--	--	281,868	--	--	--	333,976	621,875 (2)
Margaret Cotter	--	--	84,127	--	--	--	153,603	--
Robert F. Smerling	--	--	301,407	--	--	--	307,883	459,200 (3)

(1)

Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of December 30, 2016 or $16.60. In the event of a change in control all unvested options vest the day before the change in control. In the event of death or disability, all restricted stock awards vest.

(2)

Represents vested benefit under his DCP and the payment will be made in accordance with the terms of the DCP. For a discussion regarding the Mr. Matyczynski’s DCP, see “Compensation Discussion and Analysis – Other Elements of Compensation – Other Retirement Plans.”

(3)

Mr. Smerling’s one-time retirement benefit is a single year payment based on the average of the two highest total cash compensation (bash salary plus cash bonus) years paid to Mr. Smerling in the most recently completed five-year period.  The figure quoted in the table represents the average of total compensation paid for years 2016 and 2015.

Employment Agreements

As of December 31, 2016, our named executive officers had the following employment agreements in place.

Dev Ghose.  On April 20, 2015, we entered into an employment agreement with Mr. Dev Ghose, pursuant to which he agreed to serve as our Chief Financial Officer for a one-year term, renewable annually, commencing on May 11, 2015.  The employment agreement provides that Mr. Ghose is to receive an annual base salary of $400,000, with an annual target bonus of $200,000, and employee benefits in line with those received by our other senior executives.  Mr. Ghose was also granted stock options to purchase 100,000 shares of Class A Stock at an exercise price equal to the closing price of our Class A Stock on the date of grant and which will vest in equal annual increments over a four-year period, subject to his remaining in our continuous employ through each annual vesting date.

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

Director Compensation Table

The following table sets forth information concerning the compensation to persons who served as our non‑employee

Directors during 2016 for their services as Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Judy Codding	55,000 (3)	60,000	0	115,000
James J. Cotter, Jr.	44,492 (4)	60,000	0	104,492
Margaret Cotter (2)	11,058 (5)	0	0	11,058
Guy W. Adams	121,250 (6)	60,000	0	181,250
William D. Gould	60,000 (7)	60,000	0	120,000
Edward L. Kane	90,000 (8)	60,000	0	150,000
Douglas J. McEachern	83,750 (9)	60,000	0	143,750
Michael Wrotniak	57,500 (10)	60,000	0	117,500

(1)Fair value of the award computed in accordance with FASB ASC Topic 718.

(2)Until March 10, 2016, in addition to her Director’s fees, Ms. Margaret Cotter received a combination of fixed and incentive management fees under the OBI management agreement described under the caption “Certain Transactions and Related Party Transactions - OBI Management Agreement,” below.   Upon her appointment as EVP, Real Estate Management and Development – NYC, she ceased to receive compensation for her services as a director.

(3)    Represents payment of Base Director Fee of $50,000 and a Compensation Committee Member Fee of $5,000.

(4)    Represents payment of Base Director Fee of $50,000 less amounts related to expenses that were owed to Company.

(5)    Represents payment of prorated Base Director Fee for the 2016 First Quarter.

(6)    Represents payment of Base Director Fee of $50,000, Executive Committee Chairman Fee of $20,000 and a one-time payment of $50,000 for extraordinary services and unusual time demands. The amount also includes a prorated Compensation Committee Member Fee of $1,250 for the 2016 First Quarter.

(7)    Represents payment of Base Director Fee of $50,000 and Lead Independent Member Fee of $10,000.

(8)    Represents payment of Base Director Fee of $50,000, Audit Committee Member Fee of $7,500, Compensation Committee Chairman Fee of $15,000, Executive Committee Member Fee of $7,500 and a one-time payment of $10,000 for extraordinary services and unusual time demands.

(9)    Represents payment of Base Director Fee of $50,000, Audit Committee Chairman Fee of $20,000 and a one-time payment of $10,000.  The amount also includes a prorated Compensation Committee Fee of $3,750 for the 2016 Second, Third and Fourth Quarters.

(10)  Represents payment of Base Director Fee of $50,000 and Audit Committee Member Fee of $7,500.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently composed of Mr. Kane, who serves as Chair, Mr. McEachern and Dr. Codding.  Mr. Adams served on our Compensation Committee until May 2016.  None of the members of the Compensation Committee was an officer or employee of the Company at any time during 2015.  None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has or had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 401(b) of Regulation S-K and, based on such review and discussions, has recommended to our Board that the foregoing “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Respectfully submitted, Edward L. Kane, Chair Doug McEachern Judy Codding

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2016, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	535,077	(2)	$9.84
Restricted Stock Units	68,153	(2)	11.96
Total	603,230			604,857

(1)These plans are the Company’s 1999 Stock Option Plan and 2010 Stock Incentive Plan.

(2)Represents outstanding stock awards only.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the shares of Class A Stock and Class B Stock beneficially owned on March 31, 2017 by:

•	each of our Directors;
•	each of our executive officers and current named executive officers set forth in the Summary Compensation Table of this Form 10-K;
•	each person known to us to be the beneficial owner of more than 5% of our Class B Stock; and
•	all of our Directors and executive officers as a group.

Except as noted, and except pursuant to applicable community property laws, we believe that each beneficial owner has sole voting power and sole investment power with respect to the shares shown.  An asterisk (*) denotes beneficial ownership of less than 1%.

	Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and Named Executive Officers
Ellen M. Cotter (2)(14)	3,150,103	14.6	1,173,888	69.8
James J. Cotter, Jr. (3) (14)	2,713,394	12.6	696,080	41.4
Margaret Cotter (4)(14)	3,331,123	15.5	1,158,988	69.0
Guy W. Adams (5)	7,021	*	--	--
Judy Codding (6)	7,021	*	--	--
Devasis Ghose (7)	50,000	--	--	--
William D. Gould (8)	58,340	*	--	--
Edward L. Kane (9)	26,521	*	100	*
Andrzej J. Matyczynski (10)	51,757	*	--	--
Douglas J. McEachern (11)	44,321	*	--	--
Robert F. Smerling (12)	44,796	*	--	--
Michael Wrotniak (13)	12,021	--	--	--

5% or Greater Stockholders
James J. Cotter Living Trust (14)	1,897,649	8.8	696,080	41.4
Estate of James J. Cotter, Sr. (Deceased) (14)	326,800	1.5	427,808	25.5
Mark Cuban (15) 5424 Deloache Avenue Dallas, Texas 75220	72,164	*	207,913	12.4

PICO Holdings, Inc. and PICO Deferred Holdings, LLC (16) 875 Prospect Street, Suite 301 La Jolla, California 92037	--	--	117,500	7.0
James J. Cotter Foundation	102,751	*
Cotter 2005 Grandchildren’s Trust	289,390	1.3
All Directors and executive officers as a group (12 persons) (17)	4,982,179	23.2	1,209,088	71.9

(1)Percentage ownership is determined based on 21,497,717 shares of Class A Stock and 1,680,590 shares of Class B Stock outstanding on December 31, 2016.  Beneficial ownership has been determined in accordance with SEC rules.  Shares subject to options that are currently exercisable, or exercisable within 60 days following the date as of which this information is provided, and not subject to repurchase as of that date, which are indicated by footnote, are deemed to be beneficially owned by the person holding the options and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Stock shown includes 20,000 shares subject to stock options as well as 802,903 shares held directly.  The Class A Stock shown also includes 102,751 shares held by the Cotter Foundation.  Ellen M. Cotter is a  Co-Trustee of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 297,070 shares that are part of the Estate of James J. Cotter, Deceased (the “Cotter Estate”) that is being administered in the State of Nevada and 29,730 shares from the Cotter Profit Sharing Plan.  On December 22, 2014, the District Court of Clark County, Nevada, appointed Ellen M. Cotter and Margaret Cotter as co-executors of the Cotter Estate.  As such, Ellen M. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown also include 1,897,649 shares held by the James J. Cotter Living Trust (the “Living Trust”).  See footnotes (12) to this table for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, the three Cotter family members would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (12).  Together Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock.

(3)The Class A Stock shown is made up of 423,604 shares held directly. The Class A Stock shown also includes 289,390 shares held by the Cotter 2005 Grandchildren’s Trust and 102,751 held by the Cotter Foundation.  Mr. Cotter, Jr. is Co-Trustee of the Cotter 2005 Grandchildren’s Trust and of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Mr. Cotter, Jr. disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 1,897,649 shares held by the Living Trust, which became irrevocable upon Mr. Cotter, Sr.’s death on September 13, 2014.  See footnote (12) above for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, the three Cotter family members would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (12).  The Class A Stock shown includes 770,186 shares pledged as security for a margin loan.

(4)The Class A Stock shown includes 7,000 shares subject to stock options as well as 810,284 shares held directly.  The Class A Stock shown also includes 289,390 shares held by the Cotter 2005 Grandchildren’s Trust and 29,730 shares from the Cotter Profit Sharing Plan.  Margaret Cotter is Co-Trustee of the Cotter 2005 Grandchildren’s Trust and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown includes 297,070 shares of Class A Stock that are part of the Cotter Estate.  As Co-Executor of the Cotter Estate, Ms. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown also include 1,897,649 shares held by the Living Trust.  See footnotes (12) for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, the three Cotter family members would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (12).  Together Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock.

(5)The Class A Stock shown includes 2,000 shares subject to stock options.

(6)The Class A Stock shown includes 2,000 shares subject to stock options.

(7)The Class A Stock shown includes 42,500 shares subject to stock options.

(8)The Class A Stock shown includes 9,000 shares subject to stock options.

(9)The Class A Stock shown includes of 4,000 shares subject to stock options.

(10) The Class A Stock shown includes of 25,000 shares subject to stock options.

(11)  The Class A Stock shown includes of 29,000 shares subject to stock options.

(12)  The Class A Stock shown includes of 43,750 restricted stock grants.

(13)The Class A Stock shown includes 2,000 shares subject to stock options.

(14)On June 5, 2013, the Declaration of Trust establishing the Living Trust was amended and restated (the “2013 Restatement”) to provide that, upon the death of James J. Cotter, Sr., the Trust’s shares of Class B Stock were to be held in a separate trust, to be known as the “Reading Voting Trust,” for the benefit of the grandchildren of Mr. Cotter, Sr. Mr. Cotter, Sr. passed away on September 13, 2014.  The 2013 Restatement also names Margaret Cotter the sole trustee of the Reading Voting Trust and names James J. Cotter, Jr. as the first alternate trustee in the event that Ms. Cotter is unable or unwilling to act as trustee.  The trustees of the Living Trust, as of the 2013 Restatement, were Ellen M. Cotter and Margaret Cotter.  On June 19, 2014, Mr. Cotter, Sr. signed a 2014 Partial Amendment to Declaration of Trust (the “2014 Amendment”) that names Margaret Cotter and James J. Cotter, Jr. as the co-trustees of the Reading Voting Trust and provides that, in the event they are unable to agree upon an important trust decision, they shall rotate the trusteeship between them annually on each January 1st.  It further directs the trustees of the Reading Voting Trust to, among other things, vote the Class B Stock held by the Reading Voting Trust in favor of the appointment of Ellen M. Cotter, Margaret Cotter and James J. Cotter, Jr. to our Board and to take all actions to rotate the chairmanship of our Board among the three of them.  The 2014 Amendment states that James J. Cotter, Jr., Ellen M. Cotter and Margaret Cotter are Co‑Trustees of the Living Trust.  On February 6, 2015, Ellen M. Cotter and Margaret Cotter filed a Petition in the Superior Court of the State of California, County of Los Angeles, captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755).  The Petition, among other things, seeks relief that could determine the validity of the 2014 Amendment and who between Margaret Cotter and James J. Cotter Jr. will have authority as trustee or co-trustees of the Reading Voting Trust to vote the shares of Class B Stock shown (in whole or in part) and the scope and extent of such authority.  Mr. Cotter, Jr. has filed an opposition to the Petition.  The 696,080 shares of Class B Stock shown in the table as being beneficially owned by the Living Trust are reflected on the Company’s stock register as being held by the Living Trust and not by the Reading Voting Trust.  The information in the table reflects direct ownership of the 696,080 shares of Class B Stock by the Living Trust in accordance with the Company’s stock register and beneficial ownership of such shares as being held by each of the three potential Co-Trustees, Mr. Cotter, Jr., Ellen M. Cotter and Margaret Cotter, who, unless a court determines otherwise, are deemed to share voting and investment power of the shares held by the Living Trust.

(15)Based on Mr. Cuban’s Form 5 filed with the SEC on February 19, 2016 and Schedule 13D/A filed on February 22, 2016.

(16)Based on the PICO Holdings, Inc. and PICO Deferred Holdings, LLC Schedule 13G filed with the SEC on January 14, 2009.

(17)The Class A Stock shown includes 186,250 shares subject to options not currently exercisable.

Item 13 –  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The members of our Audit Committee are Douglas McEachern, who serves as Chair, Edward Kane and Michael Wrotniak.  Management presents all potential related party transactions to the Audit Committee for review.  Our Audit Committee reviews whether a given related party transaction is beneficial to our Company, and approves or bars the transaction after a thorough analysis.  Only Committee members disinterested in the transaction in question participate in the determination of whether the transaction may proceed.  See the discussion entitled “Review, Approval or Ratification of Transactions with Related Persons” for additional information regarding the review process.

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the master leasing, with an option to purchase, of certain cinemas located in Manhattan including our Village East and Cinemas 1, 2, 3 theaters.  In connection with that transaction, we also agreed (i) to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and (ii) to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by the Cotter Estate or the Cotter Living Trust and a third party.

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1, 2, 3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease.  We paid an annual rent of $590,000 for this cinema to SHC in each of 2016, 2015, and 2014.  During this same period, we received management fees from the 86th Street Cinema of $150,000, $151,000, $123,000, respectively.

In 2005, we acquired (i) from a third party the fee interest underlying the Cinemas 1, 2, 3  and (ii) from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2, 3.  The ground lease estate and the improvements acquired from SHC were originally a part of the master lease transaction, discussed above.  In connection with that transaction, we granted to SHC an option to acquire at cost a 25% interest in the special purpose entity (Sutton Hill Properties, LLC (“SHP”) formed to acquire these fee, leasehold and improvements interests.  On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP’s liabilities.  At the time of the option exercise and the closing of the acquisition of the 25% interest, SHP had debt of $26.9 million, including a $2.9 million, non-interest bearing intercompany loan from the Company.  As of December 31, 2015, SHP had debt of $19.4 million (again, including the intercompany loan).  Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through cash flow from the Cinemas 1, 2, 3, (ii) borrowings from third parties, and (iii) pro-rata contributions from the members.  We receive an annual management fee equal to 5% of SHP’s gross income for managing the cinema and the property, amounting to $177,000, $153,000 and $118,000 in 2015, 2014 and 2013 respectively.  This management fee was modified in 2015, as discussed below, retroactive to December 1, 2014.

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

In February 2015, SHP and we entered into an amendment to the management agreement dated as of June 27, 2007 between SHP and us.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1, 2, 3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1, 2, 3 over the average annual positive cash flow of the Cinemas 1, 2, 3  over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee. Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations.  In 2016 and 2015, we received no Improvements Fee.  This amendment was approved by SHC and by our Audit Committee.

On August 31, 2016, SHP secured a new three-year mortgage loan ($20.0 million) with Valley National Bank, the proceeds of which were used to repay the mortgage on the property with the Bank of Santander ($15.0 million), to repay our Company for its $2.9 million loan to SHP), and for working capital purposes.

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

The Theater Management Agreement generally provided for the payment of a combination of fixed and incentive fees for the management of our four live theaters.  Historically, these fees have equated to approximately 21% of the net cash flow generated by these properties. The fees to be paid to OBI for 2016, 2015 and 2014 were $79,000, $589,000 and $397,000, respectively.  We also reimbursed OBI for certain travel expenses, shared the cost of an administrative assistant and provided office space at our New York offices.  The increase in the payment to OBI for 2015 was attributable to work done by Margaret Cotter, working through OBI, with respect to the development of our Union Square and Cinemas 1, 2, 3 properties.

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

Ms. Cotter's compensation as Executive Vice-President was recommended by the Compensation Committee as part of an extensive review of our Company’s overall executive compensation and approved by the Board.  For 2016, Ms. Cotter's base salary was $350,000 ($285,343 being paid in 2016, reflecting her March 10, 2016 start date), and bonus was $95,000, she was granted a long term incentive of a stock option for 19,921 shares of Class A common stock and 4,184 restricted stock units under the Company's 2010 Stock Incentive Plan, as amended, which long term incentives vest over a four year period.

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

Shadow View Land and Farming, LLC

Director Guy Adams performed consulting services for James J. Cotter, Sr., with respect to certain holdings that are now controlled by the Cotter Estate and/or the Cotter Trust (collectively the “Cotter Interests”). These holdings include a 50% non-controlling membership interest in Shadow View Land and Farming, LLC (the “Shadow View Investment” and “Shadow View” respectively), certain agricultural interests in Northern California (the “Cotter Farms”) and certain land interests in Texas (the “Texas Properties”).  In addition, Mr. Adams is the CFO of certain captive insurance entities, owned by trusts for the benefit of Ellen M. Cotter, James J. Cotter, Jr. and Margaret Cotter (the “captive insurance entities”).

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
•

any other information regarding the transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director Independence

Our Company common stock is traded on NASDAQ, and we comply with applicable listing rules of the NASDAQ Stock Market (the “NASDAQ Listing Rules”). In determining who is an “independent director”, we follow the definition in section 5605(a)(2) of the NASDAQ Listing Rules.

Under such rules, we consider the following directors to be independent: Guy Adams, Dr. Judy Codding, William Gould, Edward Kane, Douglas McEachern and Michael Wrotniak.

We are not aware of any applicable transactions, relationships or arrangements not disclosed above that were considered by our Board of Directors under the applicable independence definitions in determining that any of our directors is independent.

Because we are a “controlled company” under NASDAQ rules, we are not required to and do not maintain a standing Nominating Committee.   Our Board, consisting of a majority of Independent Directors, approved the Board nominees for our 2016 Annual Meeting.

Under the independent director definition under section 5605(a)(2) of the NASDAQ Listing Rules, we do not currently consider the following directors to be independent:  Ellen Cotter, Margaret Cotter and James Cotter, Jr.

Item 14 –  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2016, and are expected to have a representative present at the Annual Meeting, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Form 10-Q provided by Grant Thornton LLP for 2016 and 2015 were approximately $776,500 and $1,106,000, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2016 or 2015.

Tax Fees

Grant Thornton LLP did not provide us any products or any services for tax compliance, tax advice, or tax planning for 2016 or 2015.

All Other Fees

Grant Thornton LLP did not provide us any services for 2016 or 2015, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services.  Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval.  Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2016 and 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	May 1, 2017	By:	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

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

4.8	Form of Indenture (filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference).
4.9+	Second Amendment to the 2010 Stock Incentive Plan dated as of April 26, 2017.
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

10.23+	Form of RSU Grant (Executive Officer)
10.24+	Form of RSU Grant (Director)
10.25+	Form of Non-Employee Director Stock Option Agreement
18**	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.
21**	List of Subsidiaries.
23.1**	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

        *These exhibits constitute the executive compensation plans and arrangements of the Company.

      **Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Annual Report on Form 10-K (as originally filed on March 13, 2017).

       +These exhibits are filed herewith.