Form 10-Q
period 2017-03-31
READING INTERNATIONAL INC
filed 2017-05-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-8625

READING INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification No.)
5995 Sepulveda Boulevard, Suite 300 Culver City, CA (Address of principal executive offices)	90230 (Zip Code)

Registrant’s telephone number, including area code: (213) 235-2240

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):  Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer  ☐ Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 5, 2017, there were 21,503,376 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1  – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2017	2016(1)
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$11,031	$19,017
Receivables	6,700	8,772
Inventory	1,326	1,391
Prepaid and other current assets	17,052	5,787
Land held for sale	39,800	37,674
Total current assets	75,909	72,641
Operating property, net	216,358	211,886
Investment and development property, net	50,231	43,687
Investment in unconsolidated joint ventures	5,259	5,071
Goodwill	20,073	19,828
Intangible assets, net	9,710	10,037
Deferred tax asset, net	28,336	28,667
Other assets	4,547	13,949
Total assets	$410,423	$405,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$21,412	$26,479
Film rent payable	8,952	10,528
Debt – current portion	587	567
Taxes payable – current	3,758	3,523
Deferred current revenue	9,791	10,758
Other current liabilities	11,978	14,131
Total current liabilities	56,478	65,986
Debt – long-term portion	120,829	115,707
Subordinated debt, net	27,393	27,340
Noncurrent tax liabilities	20,084	19,953
Other liabilities	30,648	30,165
Total liabilities	255,432	259,151
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,903,825 issued and 21,503,376 outstanding at March 31, 2017, and 32,856,267 issued and 21,497,717 outstanding at December 31, 2016	230	230
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2017 and December 31, 2016	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2017 and December 31, 2016	--	--
Additional paid-in capital	144,737	144,569
Retained earnings	4,709	1,680
Treasury shares	(17,045)	(16,374)
Accumulated other comprehensive income	17,936	12,075
Total Reading International, Inc. stockholders’ equity	150,584	142,197
Noncontrolling interests	4,407	4,418
Total stockholders’ equity	154,991	146,615
Total liabilities and stockholders’ equity	$410,423	$405,766

See accompanying Notes to Unaudited Consolidated Financial Statements.

 (1) Certain 2016 balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenue
Cinema	$66,560	$61,315
Real estate	2,894	3,474
Total revenue	69,454	64,789
Costs and expenses
Cinema	(51,782)	(47,957)
Real estate	(2,036)	(2,141)
Depreciation and amortization	(3,934)	(3,808)
General and administrative	(6,174)	(6,191)
Total costs and expenses	(63,926)	(60,097)
Operating income	5,528	4,692
Interest income	20	37
Interest expense	(1,880)	(1,912)
Net gain on sale of assets	--	393
Other income (expense)	821	(57)
Income before income tax expense and equity earnings of unconsolidated joint ventures	4,489	3,153
Equity earnings of unconsolidated joint ventures	255	302
Income before income taxes	4,744	3,455
Income tax expense	(1,703)	(1,231)
Net income	$3,041	$2,224
Less: net income (loss) attributable to noncontrolling interests	12	(2)
Net income attributable to Reading International, Inc. common shareholders	$3,029	$2,226
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.13	$0.10
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.13	$0.09
Weighted average number of shares outstanding–basic	23,168,351	23,334,892
Weighted average number of shares outstanding–diluted	23,465,176	23,532,858

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net income	$3,041	$2,224
Foreign currency translation gain	5,826	6,323
Unrealized loss on available for sale investments	(4)	--
Accrued pension service benefit	52	32
Comprehensive income	8,915	8,579
Less: net income (loss) attributable to noncontrolling interests	12	(2)
Less: comprehensive income attributable to noncontrolling interests	13	16
Comprehensive income attributable to Reading International, Inc.	$8,890	$8,565

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2017	2016(1)
Operating Activities
Net income	$3,041	$2,224
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(255)	(302)
Distributions of earnings from unconsolidated joint ventures	220	253
Gain recognized on foreign currency transactions	(825)	--
Net gain on sale of assets	--	(393)
Change in net deferred tax assets	577	(631)
Depreciation and amortization	3,934	3,808
Other amortization	532	405
Stock based compensation expense	166	143
Net changes in operating assets and liabilities:
Receivables	2,215	(1,157)
Prepaid and other assets	(1,504)	1,420
Accounts payable and accrued expenses	(5,426)	(29)
Film rent payable	(1,710)	(220)
Taxes payable	44	1,489
Deferred revenue and other liabilities	(698)	(2,592)
Net cash provided by operating activities	311	4,418
Investing Activities
Demolition costs of Courtenay Central parking building	(2,458)	--
Purchases of and additions to operating and investment properties	(8,478)	(4,184)
Change in restricted cash	12	147
Proceeds from sale of property	--	831
Net cash used in investing activities	(10,924)	(3,206)
Financing Activities
Repayment of long-term borrowings	(12,875)	(6,847)
Proceeds from borrowings	16,119	2,250
Capitalized borrowing costs	--	(12)
Repurchase of Class A Nonvoting Common Stock	(671)	--
Proceeds from the exercise of stock options	3	--
Noncontrolling interest contributions	41	--
Noncontrolling interest distributions	(77)	(55)
Net cash provided by/(used in) financing activities	2,540	(4,664)
Effect of exchange rate changes on cash and cash equivalents	87	80
Net decrease in cash and cash equivalents	(7,986)	(3,372)
Cash and cash equivalents at the beginning of the period	19,017	19,702
Cash and cash equivalents at the end of the period	$11,031	$16,330
Supplemental Disclosures
Interest paid	$1,658	$1,453
Income taxes paid	1,408	188

See accompanying Notes to Unaudited Consolidated Financial Statements.

(1) Certain 2016 balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The tables below summarize the results of operations for each of our business segments for the three months ended March 31, 2017 and 2016, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Revenue:
Cinema exhibition	$66,560	$61,315
Real estate	4,497	5,250
Inter-segment elimination	(1,603)	(1,776)
	$69,454	$64,789
Segment operating income:
Cinema exhibition	$9,093	$7,690
Real estate	1,294	2,089
	$10,387	$9,779

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Segment operating income	$10,387	$9,779
Unallocated corporate expense
Depreciation and amortization expense	(106)	(96)
General and administrative expense	(4,753)	(4,991)
Interest expense, net	(1,860)	(1,875)
Equity earnings of unconsolidated joint ventures	255	302
Gain on sale of assets	--	393
Other income (expense)	821	(57)
Income before income tax expense	$4,744	$3,455

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year-ended December 31, 2016 (“2016 Form 10-K”).  All significant intercompany balances and transactions have been eliminated in consolidation.  These were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP that requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include (i) projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles),  (ii) valuations of our derivative instruments, (iii) recoverability of our deferred tax assets and (iv) estimation of gift card and gift certificate breakage which we concluded to have remote likelihood of redemption. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2016 comparative information in the consolidated balance sheets, statement of cash flows and notes to conform to the 2017 presentation.  These reclassifications relate to the following, for which we assessed to be allowable under Regulation S-X, Rule 10.01 due to immaterial balances:

(i)	reclassification of Investment in Reading International Trust I as part of “Other assets” line in our consolidated balance sheets; and,
(ii)	combination of certain amortization items in our consolidated statement of cash flows (under Operating Activities section) into one line, called “Other amortization”.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

On January 1, 2017, the Company adopted ASU 2016-09,  Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This new guidance, which became effective for fiscal years beginning after December 15, 2016, provided simplifications to several aspects of the accounting for share-based payment transactions, including (i) accounting for tax benefits in excess of compensation cost and tax deficiencies, (ii) accounting for forfeitures, and (iii) classification on the statement of cash flows. The significant impact of the adoption of this new guidance to us is the immediate recognition of excess tax benefits (or “windfalls”) and tax deficiencies (or “shortfalls”) in the consolidated statement of income.  Previously, (i) tax windfalls were recorded in additional paid-in capital (“APIC”) in the consolidated statement of stockholder’s equity and (ii) tax shortfalls were recorded in APIC to the extent of previous windfalls and then to the consolidated statement of income.  This simplification eliminated the administrative complexity of tracking the “windfall pool”.

Issued:

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The amendments in this Update (i) require that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.  The new guidance is effective for the Company on January 1, 2018.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.  As our existing pension annuity (replacing the supplemental executive retirement plan) for our now deceased former Chairman of the Board and Chief Executive Officer does not include any service cost component, we do not anticipate the adoption of ASU 2017-07 to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The new guidance is effective for the Company on January 1, 2020, including interim periods within the year of adoption.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

Also, in January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business.  This ASU provides additional guidance in regards evaluating whether a transaction should be treated as an asset acquisition (or disposal) or a business combination.  Particularly, the amendments to this ASU provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This clarification reduces the number of transactions that needs further evaluation for business combination.   This becomes effective for the Company on January 1, 2018.   As there are no anticipated acquisitions for 2017, we do not anticipate the ASU 2017-01 to be applicable on our 2017 consolidated financial statements.

Further, in January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  This ASU incorporates into the Codification the SEC Staff announcements made at previous EITF meetings expressing its expectations about the extent of disclosures issuers should make about the effects of the recently issued FASB guidance (including any amendments issued prior to adoption) on (i) revenue from contract with customers (ASU 2016-13), (ii) leases (ASU 2016-02) and (iii) credit losses on financial instruments (ASU 2016-13) in accordance with Staff Accounting Bulletin (“SAB”) Topic 11.M.  SAB 11.M requires issuers to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period.  ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards.  In accordance with this disclosure requirement, we provide below our initial analysis of the impact of the following recently issued standards (including any amendments prior to adoption) that are effective in future periods:

1.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) – FASB issued this new guidance, which becomes effective to us and for which we plan to adopt by January 1, 2018, to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under this new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new standard is required to be applied either: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we fully determined the impact of this new standard on our consolidated financial statements.  However, we believe the proposed guidance will not have a material impact to our cinema exhibition business given revenues from movie ticket and food and beverage sales are not contractually-driven (rather, based on published rates) and are principally collected in cash or credit cards at our theatre locations and through our online selling channels.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  As a result, there might be incremental disclosures in our future filings once this guidance is adopted.  We are in the process of completing an analysis to ensure full compliance prior to the effective date.  In regards to ASUs subsequently issued that amends or are related to ASU 2014-09, we disclose our initial analysis as follows:

•

ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (Subtopic 405-20) – FASB issued this new guidance on extinguishment of liabilities, which becomes effective to us and for which we plan to adopt by January 1, 2018, related to prepaid stored-value products (such as our gift cards and gift certificates) based on the same breakage model required by Topic 606, Revenue from Contracts with Customers.  Accordingly, issuers will be required to recognize the expected breakage amount (i.e., derecognize the liability) either (1) proportionally in earnings as redemptions occur, or (2) when redemption is remote. While this guidance is not adopted until 2018, we have effectively applied this through our recording of the gift card breakage income as a change in accounting policy in our 2016 Form 10-K with retrospective application to January 1, 2014. As a result, the Company does not anticipate the adoption of ASU 2016-04 to have a material impact on the consolidated financial statements and related disclosures when it becomes effective in 2018.

•

ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net) (Topic 606) – FASB issued this amendment to the principal versus agent guidance in the new revenue standard to clarify that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer.  If control is not certain, the reporting company would need to evaluate three indicators that control has been obtained before the entity transfers the goods or services to a customer: (a) entity is primary responsible for fulfilment, (b) entity has inventory risk before or after the good or service is transferred to the customer, and (c) entity has discretion to establish pricing.  In regards our live theatre business, we provide administrative support, including collection of ticket sales, as part of our license agreement with the production companies.  We recognize revenues on a weekly basis after performance of a show occurs based on fixed and variable fees (as a percentage of ticket sales) pursuant to such license agreement.  Given our involvement is to provide only administrative support and control over the “performance of the show” to the ultimate customers (that is, the spectators) is held by the production companies, we believe we mainly act as an agent.  Accordingly, reporting revenues net (that is, record only the fixed and variable fees per the license agreement rather than the gross collections) continues to be appropriate.

2.

ASU 2016-02, Leases (Topic 842) – This new guidance, which becomes effective to us and for which we plan to adopt by January 1, 2019, establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of this new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material since a majority of our operating cinemas are on leased-facility model.  We are in the process of developing an implementation plan and significant implementation matters yet to be addressed include (i) determination of appropriate discount rate to use and (ii) assessment of renewal options to include in the initial lease term.

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2017. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

As indicated previously, our overall operating strategy is to conduct business mostly on a self-funding basis (except for funds used to pay an appropriate share of our U.S. corporate overhead).  As such, we do not use derivative financial instruments to hedge against the risk of foreign currency exposure.  However, in certain circumstances, we may decide to move funds between jurisdictions where circumstances encouraged us to do so from an overall economic standpoint. As of December 31, 2016, we reassessed our assertion in regards intercompany advances from the U.S. Parent Company to our Australian subsidiary  that we previously deemed to be of long-term investment in nature.  Given the interest savings that will be generated from using funds through the repayments of intercompany loans by our Australian subsidiary to finance a portion of our Union Square redevelopment project rather than paying up for high interest mezzanine loans (which will yield overall notional all-in interest savings of approximately 10.0%), we changed our assertion for a portion of these intercompany loans to short-term.  As a result, we recognized a gain of $825,000 representing the foreign currency movement on the intercompany advances based on the relative strengthening of the Australian dollar to the U.S. dollar for the quarter ended March 31, 2017.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the period-ended March 31, 2017,  December 31, 2016 and  March 31, 2016:

	Foreign Currency / USD
	As of and for the Three Months Ended	As of and for the Twelve Months Ended	As of and for the Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Spot Rate
Australian Dollar	0.7638	0.7230	0.7677
New Zealand Dollar	0.7001	0.6958	0.6926
Average Rate
Australian Dollar	0.7584	0.7440	0.7216
New Zealand Dollar	0.7122	0.6973	0.6637

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
(Dollars in thousands, except share data)	March 31, 2017	March 31, 2016
Numerator:
Net income attributable to RDI common stockholders	$3,029	$2,226
Denominator:
Weighted average number of common stock – basic	23,168,351	23,334,892
Weighted average dilutive impact of awards	296,825	197,966
Weighted average number of common stock – diluted	23,465,176	23,532,858
Basic EPS attributable to RDI common stockholders	$0.13	$0.10
Diluted EPS attributable to RDI common stockholders	$0.13	$0.09
Awards excluded from diluted EPS	--	--

Note 5 – Property and Equipment

Operating Property, net

As of March 31, 2017 and December 31, 2016, property associated with our operating activities is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Land	$75,577	$73,803
Building and improvements	127,273	122,863
Leasehold improvements	48,171	46,902
Fixtures and equipment	122,963	118,180
Construction-in-progress	11,805	11,517
Total cost	385,789	373,265
Less: accumulated depreciation	(169,431)	(161,379)
Operating property, net	$216,358	$211,886

Depreciation expense for operating property was both $3.5 million for the quarter ended March 31, 2017 and March 31, 2016.

Investment and Development Property

As of March 31, 2017 and December 31, 2016, our investment and development property is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Land	$24,791	$24,616
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	23,540	17,171
Investment and development property	$50,231	$43,687

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the quarter ended March 31, 2017 are shown below:

(Dollars in thousands)	Balance, December 31, 2016	Additions during the quarter(1)	Completed during the quarter	Foreign currency movements	Balance, March 31, 2017
Union Square development	$11,412	$4,259		$--	$15,671
Newmarket Property development	2,106	1,714	--	131	$3,951
Courtenay Central development	3,510	232	--	20	$3,762
Cinema developments and improvements	7,796	87	(959)	20	$6,944
Other real estate projects	3,864	1,461	(383)	75	$5,017
Total	$28,688	$7,753	$ (1,342)	$246	$35,345

(1) Includes capitalized interest of $155,000 for the quarter ended March 31, 2017.

Real Estate Transactions

New Corporate Headquarters in Los Angeles

On April 11, 2016, we purchased a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California for $11.2 million.  The terms and circumstances of this acquisition were not considered to meet the definition of a business combination in accordance with U.S. GAAP.  We currently use approximately 50% of the leasable area for our headquarters offices and intend to lease, over time, the remainder to unaffiliated third parties.

Sale of Landholding in Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia) for a purchase price of $50.6 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $44.7 million (AU$58.5 million) is due on December 31, 2017.

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

Our book value in the property is $39.8 million (AU$52.1 million) and $37.7 million (AU$52.1 million) as of March 31, 2017 and December 31, 2016, respectively (the difference being attributable solely to currency fluctuations).  While the transaction was treated as a sale for tax purposes in 2014, it does not qualify as a sale under US GAAP until the receipt of the payment of the balance of the purchase price due on December 31, 2017 (or earlier depending upon whether any prepayment obligation is triggered).  The asset is classified as land held for sale (current) on our consolidated balance sheets both as of March 31, 2017 and December 31, 2016.

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

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. Our investment in Rialto Distribution was fully written off since 2010 (refer to further discussion below). The table below summarizes our investments in unconsolidated joint ventures as of March 31, 2017 and December 31, 2016:

		March 31,	December 31,
(Dollars in thousands)	Interest	2017	2016
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	$1,173	$1,197
Mt. Gravatt	33.3%	4,086	3,874
Total investments		$5,259	$5,071

For the three months ended March 31, 2017 and 2016, we recorded our share of equity earnings from our investments in unconsolidated joint ventures as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Rialto Distribution	$--	$--
Rialto Cinemas	$39	$76
Mt. Gravatt	216	226
Total equity earnings	$255	$302

Rialto Distribution

Due to significant losses in years past, we determined that our investment in Rialto Distribution was fully impaired. As a result of these losses, as of January 1, 2010, we treat our interest as a cost method interest in an unconsolidated joint venture, and record income based on the distributions we receive.  We have also fully provided for any losses that may result from the bank guarantee that had been given on behalf of Rialto Distribution (refer to Note 13 – Commitments and Contingencies – Debt Guarantee).

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2016	$14,604	$5,224	$19,828
Foreign currency translation adjustment	245	--	245
Balance at March 31, 2017	$14,849	$5,224	$20,073

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled for the fourth quarter of 2017.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2017, we were not aware of any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of March 31, 2017 and December 31, 2016, respectively.

	As of March 31, 2017
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,797	$7,254	$1,085	$37,136
Less: Accumulated amortization	(22,243)	(4,710)	(473)	(27,426)
Net intangible assets other than goodwill	$6,554	$2,544	$612	$9,710

	As of December 31, 2016
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,671	$7,254	$1,084	$37,009
Less: Accumulated amortization	(21,870)	(4,634)	(468)	(26,972)
Net intangible assets other than goodwill	$6,801	$2,620	$616	$10,037

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over its estimated useful life of 45 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter ended March  31, 2017.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Beneficial lease amortization	$304	$365
Other amortization	102	96
Total intangible assets amortization	$406	$461

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Prepaid and other current assets
Insurance receivable(1)	$9,839	$--
Prepaid expenses	2,088	981
Prepaid taxes	3,042	3,098
Prepaid rent	1,616	1,237
Deposits	404	404
Investment in marketable securities	46	50
Restricted cash	17	17
Total prepaid and other current assets	$17,052	$5,787
Other non-current assets
Insurance receivable(1)	$--	$9,480
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Interest rate cap at fair value	10	1
Straight-line rent	2,537	2,457
Long-term deposits	28	39
Total other non-current assets	$4,547	$13,949

 (1) Refer to Note 18 – Insurance Recoverable for further discussion on this item.

Note 9 – Income Taxes

The provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to earnings considered indefinitely reinvested in foreign operations, change in valuation allowance, state taxes, unrecognized tax benefits, and foreign withholding tax on interest. Our effective tax rate was 35.9% and 35.6% for the three months ended March 31, 2017 and 2016, respectively.

Note 10 – Debt

The Company’s borrowings at March 31, 2017 and December 31, 2016, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2017
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,393	5.04%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	39,000	38,866	3.48%	3.65%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	1,000	1,000	3.98%	3.98%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,800	19,800	19,293	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	7,416	3.56%	3.56%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	8,333	8,333	8,212	4.64%	4.64%
Union Square Construction Financing (USA)	December 29, 2019	57,500	8,000	4,942	5.24%	5.24%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	June 28, 2019	50,793	31,316	31,185	2.63%	2.63%
Westpac Corporate Credit Facility (NZ)	December 31, 2018	37,105	10,502	10,502	3.70%	3.70%
		$268,944	153,364	148,809

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of March 31, 2017.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2017.

(3) Net of deferred financing costs amounting to $4.6 million.

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The term loan for our Cinema 1,2,3 Theatre was refinanced during the third quarter of 2016 with Valley National Bank. The term loan, which is collateralized by our new U.S Corporate Headquarters office building, was obtained with Citizens Asset Finance, Inc. during the fourth quarter of 2016.  In December 2016, we successfully negotiated the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million.

	As of December 31, 2016
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,340	4.89%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	39,950	39,759	3.27%	3.90%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	--	--	3.77%	3.77%
Cinema 1, 2, 3 Term Loan (USA)(4)	September 1, 2019	19,901	19,901	19,356	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,398	3.38%	3.38%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	8,363	8,363	8,239	4.64%	4.64%
Union Square Construction Financing (USA)(4)	December 29, 2019	57,500	8,000	4,751	4.52%	4.52%
Denominated in FC (2)
NAB Corporate Term Loan (AU)	June 30, 2019	48,080	28,558	28,421	2.64%	2.64%
Westpac Corporate Credit Facility (NZ)	March 31, 2018	36,877	8,350	8,350	3.80%	3.80%
		$266,134	$148,535	$143,614

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

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The term loan for our Cinema 1,2,3 Theatre was refinanced during the third quarter of 2016 with Valley National Bank. The term loan, which is collateralized by our new U.S Corporate Headquarters office building, was obtained with Citizens Asset Finance, Inc. during the fourth quarter of 2016.  In December 2016, we successfully negotiated the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million.

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

Presented in the table below is the breakdown of the Union Square construction financing as of March 31, 2017:

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

Cinema 1,2,3 Term Loan

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15 million Santander Bank term loan with a different lender, Valley National Bank.  This new $20 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25% per annum, with principal installments and accruing interest paid monthly. The new loan matures on September 1, 2019, with a one-time option to extend maturity date for another year.

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment was subject to the provision that the consolidated leverage ratio would be reduced by 0.25% from the established levels in the credit facility during the period of such borrowing subject further to a repayment of such borrowings on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial in accordance with U.S. GAAP.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Current liabilities
Liability for demolition costs	$3,534	$5,914
Lease liability	$5,900	$5,900
Accrued pension	2,394	2,223
Security deposit payable	87	77
Other	63	17
Other current liabilities	$11,978	$14,131
Other liabilities
Straight-line rent liability	$12,556	$12,413
Accrued pension	5,606	5,732
Lease make-good provision	5,363	5,146
Deferred revenue - real estate	4,716	4,398
Environmental reserve	1,656	1,656
Interest rate swap	4	58
Acquired leases	250	267
Other	497	495
Other liabilities	$30,648	$30,165

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $8.0 million at March 31, 2017.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the three months ended March 31, 2017 and 2016.  Our pension plans are unfunded.  During the three months ended March 31, 2017, the interest cost was $45,000,  and actuarial loss was $52,000.  During the three months ended March 31, 2016, the interest cost was $45,000,  and actuarial loss was $32,000.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2017	$14,784	$10	$(2,719)	$12,075
Net current-period other comprehensive income	5,813	(4)	52	5,861
Balance at March 31, 2017	$20,597	$6	$(2,667)	$17,936

Note 13 – Commitments and Contingencies

Debt Guarantee

The total estimated debt of unconsolidated joint ventures, consisting solely of Rialto Distribution (see Note 6 – Investments in Unconsolidated Joint Ventures), was $1.1 million (NZ$1.5 million) as of March 31, 2017 and $1.0 million (NZ$1.5 million) as of December 31, 2016. Our share of the unconsolidated debt, based on our ownership percentage, was NZ$500,000 as of March 31, 2017 and December 31, 2016, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our proportionate ownership.  Based on the financial position of Rialto Distribution and in consideration of this debt guarantee, we accrued $350,000  (NZ$500,000) and $348,000  (NZ$500,000) as of March  31, 2017 and December 31, 2016, recorded as part of Accounts payable and accrued liabilities.

Litigation

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

The Cotter Jr. Derivative Complaint alleges among other things, that the Defendant Directors breached their fiduciary duties to the Company by terminating  Mr. Cotter, Jr. as President and Chief Executive Officer,  continuing to make use of the Executive Committee that has been in place for more than the past ten years (but which no longer includes Mr. Cotter, Jr. as a member), making allegedly potentially misleading statements in our Company’s press releases and filings with the Securities and Exchange Commission

(the “SEC”), paying certain compensation to Ellen Cotter, allowing the Cotter Estate to make use of Class A Common Stock to pay for the exercise of certain long outstanding stock options to acquire 100,000 shares of Class B Common Stock held of record by the Cotter Estate and determined by the Nevada District Court to be assets of the Cotter Estate, and allowing Ellen Cotter and Margaret Cotter to vote the 100,000 shares of Class B Common Stock issued upon the exercise of such options, appointing Ellen Cotter as President and Chief Executive Officer, appointing Margaret Cotter as Executive Vice President, and the way in which the Board handled an unsolicited indication of interest made by a third party to acquire all of the stock of our Company.  In the lawsuit, Mr. Cotter, Jr. seeks reinstatement as President and CEO, a declaration that Ellen Cotter and Margaret Cotter may not vote the above referenced 100,000 shares of Class B Stock, and alleges as damages fluctuations in the price for our Company’s shares after the announcement of his termination as President and CEO and certain unspecified damages to our Company’s reputation.

In addition, our Company is in arbitration with Mr. Cotter, Jr.  (Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015)( the “Cotter Jr. Employment Arbitration”) seeking declaratory relief and defending claims asserted by Mr. Cotter, Jr.  On January 20, 2017, Mr. Cotter Jr. filed a First Amended Counter-Complaint which includes claims of breach of contract, contractual indemnification, retaliation, wrongful termination in violation of California Labor Code Section 1102.5, wrongful discharge, and violations of California Code of Procedure Section 1060 based on allegations of unlawful and unfair conduct.   Mr. Cotter, Jr. seeks compensatory damages estimated by his counsel at more than $1.2 million, plus unquantified special and punitive damages, penalties, interest and attorney’s fees.  On April 9, 2017, the Arbitrator granted without leave to amend the Company’s motion to dismiss Mr. Cotter, Jr.’s claims for retaliation, violation of labor code §1102.5 and wrongful discharge  in violation of public policy.

Mr. Cotter, Jr. also brought a direct action in the Nevada District Court (James J. Cotter, Jr. v. Reading International, Inc, a Nevada corporation; Does 1-100 and Roe Entities, 1-100, inclusive, Case No. A-16-735305-B) seeking advancement of attorney’s fees incurred in the Cotter Jr. Employment Arbitration.   Summary judgment was entered against Mr. Cotter, Jr. with respect to that direct action on October 3, 2016.

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

On September 15, 2016, Mr. Cotter, Jr. filed a writ with the Nevada Supreme Court seeking a determination that the Nevada District Court erred in its determination that, by communicating his thoughts about the Cotter Jr. Derivate Action with counsel for the T2 Plaintiffs without any confidentiality or joint representation agreement, Mr. Cotter, Jr’s counsel waived any attorney work product privilege that might otherwise have been applicable to such communication.    The Company is of the view that any privilege was waived by the unprotected communication of such thoughts to a third party such as counsel to the T2 Plaintiffs.  On March 23, 2017, the Nevada Supreme Court set oral argument on the matter for the next available calendar.

On February 14, 2017 the Company filed a writ with the Nevada Supreme Court seeking a determination that the Nevada District Court erred in its decision to allow Mr. Cotter, Jr. access to certain communications between the Defendant Directors and Company counsel, which the Defendant Directors and our Company believe to be subject to the attorney-client communication privilege.  Certain of the Defendant Directors joined in this writ.  The Nevada Supreme Court has discretion in deciding whether to consider the writ, and the Company expects the Court to decide whether to consider the writ in the near future.

Activities in the Cotter Jr. Derivative Action, other than certain limited discovery, have been suspended pending determination of the above referenced writs.  No assurances can be given as to how or when the Nevada Supreme Court will rule on the writs.   At the present time, we believe that it unlikely that the issues set forth in the writs will be resolved in the near term.

The Cotter Jr., Employment Arbitration is also in the discovery phase.

Our Company is and was legally obligated to cover the costs and expenses incurred by our Defendant Directors in defending the Cotter Jr. Derivative Action and the T2 Derivative Action.  Furthermore, although in a derivative action, the stockholder plaintiff seeks damages or other relief for the benefit of the Company, and not for the stockholder plaintiff’s individual benefit and, accordingly, the Company is, at least in theory, only a nominal defendant, as a practical matter, because Mr. Cotter, Jr. is also seeking, among other things, an order that our Board’s determination to terminate Mr. Cotter Jr. was ineffective and that he be reinstated as the President and CEO of our Company and also limiting the use of our Board’s Executive Committee, and as he asserts potentially misleading statements in certain press releases and filings with the SEC, our Company is also incurring on its own account significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer, its board committee structure, and the adequacy of those press releases and filings, in addition to its costs incurred in responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  Likewise, in connection with the T2 Derivative Action, our Company incurred substantial costs defending claims related to the defense of claims relating to the termination of Mr. Cotter, Jr., opposing his reinstatement, and defending the conduct of its annual meetings.   Cost incurred in the Cotter Jr. Employment Arbitration and in the defense of the Cotter Jr. Attorney’s fees case were direct costs of our Company.

The Directors and Officer’s Insurance Policy, in the amount of $10 million, being used to cover a portion of the costs of defending the Cotter Jr. Derivative Action, has been exhausted.  The Company is now covering the defense costs of the Defendant Directors, in addition to its own costs incurred in connection with the Cotter Jr. Derivative Action.  During the first quarter, costs incurred with respect to the Cotter, Jr. Derivative Action and the Employment Arbitration aggregated $645,000.

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

In April 2016, we received a Final Award in our arbitration with Stomp.   The Final Award awards us $2.3 million in attorney’s fees and costs.  In September 2016, the parties agreed on the payment terms of the Final Award (“Payment Agreement”), on a basis that is intended to allow recovery by Liberty of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater.  Under the Payment Agreement, Stomp paid a total of $475,000 through March 31, 2017, and the remaining amount to be paid over time, with final payment due and payable in June 2019.  We have filed a judgment of the arbitral award against Stomp with the New York Supreme Court to protect Liberty in the event Stomp defaults on the Payment Agreement.  STOMP continues to play at our Orpheum Theater under a license agreement that was amended by the Payment Agreement.

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

•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Australian Country Cinemas, Pty Ltd	$244	$264
Shadow View Land and Farming, LLC	2,005	1,980
Sutton Hill Properties, LLC	2,158	2,174
Noncontrolling interests in consolidated subsidiaries	$4,407	$4,418

The components of income/(loss) attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Australian Country Cinemas, Pty Ltd	$44	$34
Shadow View Land and Farming, LLC	(16)	(10)
Sutton Hill Properties, LLC	(16)	(26)
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	$12	$(2)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2017	$142,197	$4,418	$146,615
Net income	3,029	12	3,041
Increase in additional paid in capital	169	--	169
Treasury stock purchased	(672)	--	(672)
Contributions from noncontrolling stockholders - SHP	--	41	41
Distributions to noncontrolling stockholders	--	(77)	(77)
Accumulated other comprehensive income	5,861	13	5,874
Equity at March 31, 2017	$150,584	$4,407	$154,991

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2016	$132,865	$4,331	$137,196
Net income (loss)	2,226	(2)	2,224
Increase in additional paid in capital	143	--	143
Distributions to noncontrolling stockholders	--	(55)	(55)
Accumulated other comprehensive loss	6,340	16	6,356
Equity at March 31, 2016	$141,574	$4,290	$145,864

Note 15 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Class A Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan (the “Plan”). The aggregate total number of shares of the Class A Nonvoting Common Stock authorized for issuance under the Plan is 1,250,000.

Since the adoption of the Plan in 2010, the Company has granted awards primarily in the form of stock options.  In the 1st quarter of 2016, the Company started to award restricted stock units (“RSUs”) to directors and certain members of management.  Stock options are generally granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date.  In contrast to a stock option where the grantee buys the Company’s share at an exercise price determined on grant date, an RSU entitles the grantee to receive one share for every RSU based on a vesting plan.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options and RSUs granted to employees ranges from zero to four years. Grants to directors and certain executive officers are subject to Board approval.  At the time the options are exercised or RSUs vest, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

Stock Options

We estimate the grant-date fair value of our stock options using the Black-Scholes option-valuation model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  We expense the estimated grant-date fair values of options over the vesting period on a straight-line basis. Based on our historical experience, the “deemed exercise” of expiring in-the-money options and the relative market price to strike price of the options, we have not hereto estimated any forfeitures of vested or unvested options.

For the three months ended March 31, 2017 and 2016, respectively, the weighted average assumptions used in the option-valuation model were as follows:

	Three Months Ended March 31
	2017	2016
Stock option exercise price	$15.97	$11.83
Risk-free interest rate	1.68%	1.24%
Expected dividend yield	--	--
Expected option life in years	3.75	3.75
Expected volatility	24.92%	24.94%
Weighted average fair value	$3.46	$2.48

For the three months ended March 30, 2017 and 2016, we recorded compensation expense of $53,000 and $98,000.  At March 31, 2017, the total unrecognized estimated compensation expense related to non-vested stock options was $1.1 million, which we expect to recognize over a weighted average vesting period of 2.20 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2017 was $3.6 million, of which 81.7% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of March 31, 2017 and December 31, 2016:

	Outstanding Stock Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2015	486,565	$8.68	2.89	$2,188,011
Granted	169,327	11.87
Exercised	(46,815)	9.50		$220,002
Forfeited	(74,000)	7.02
Balance - December 31, 2016	535,077	$9.84	2.61	$3,615,191
Granted	149,841	15.97
Exercised	(10,500)	8.25		$91,020
Forfeited	(2,500)	6.23
Balance - March 31, 2017	671,918	$11.25	1.88	$3,608,972

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of March 31, 2017:

	Outstanding Restricted Stock Units
	RSU Grants (in units)		Total	Vested,	Unvested,
Grant Date	Directors	Management	Grants	March 31, 2017	March 31, 2017
March 10, 2016	35,147	27,381	62,528	41,993	20,535
April 11, 2016	--	5,625	5,625	--	5,625
March 23, 2017	30,681	32,463	63,144	--	63,144
Total	65,828	65,469	131,297	41,993	89,304

These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% on the first business day of the year following in which such RSUs were granted (in the case of directors).  During the three months ended March 31, 2017 and 2016, we recognized compensation expense of $120,000 and $31,000, respectively.  The total unrecognized compensation expense related to the unvested RSUs was $1.3 million as of March 31, 2017.

Stock Repurchase Plan

On March 2, 2017, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Non-Voting Common Stock.  The previously approved stock repurchase program, which allowed management to spend up to an aggregate of $10.0 million to acquire shares of Reading’s Non-Voting Common Stock, was fully spent as of December 31, 2016.

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

Under this approved stock repurchase program, the Company has reacquired $671,000 worth of common stock at an average price of $15.99 per share (excluding transaction costs) during March 2017.  This leaves $24.3 million available under the March 2, 2017 program for repurchase as of March 31, 2017.

Note 16 – Derivative Instruments

We enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Income. As of March 31, 2017, we have not designated any of our derivatives as accounting hedges.

The Company’s derivative positions measured at fair value are summarized in the following tables:

		As of March 31, 2017
(Dollars in thousands)	Hedged Exposure	Notional	Other Assets	Other Current Liabilities
Interest rate swap	Interest rate variability - Bank of America Credit Facility	$21,000	$-	$4
Interest rate swap	Interest rate variability - Trust Preferred Debt Securities	27,913	10	-
Interest rate cap	Interest rate variability - Mezzanine loan tranche of Union Square construction financing	7,500	-	-
Interest rate cap	Interest rate variability - Minetta and Orpheum Theatres Term Loan	7,500	-	-
Total		$63,913	$10	$4

		As of December 31, 2016
(Dollars in thousands)	Hedged Exposure	Notional	Other Assets	Other Current Liabilities
Interest rate swap	Interest rate variability - Bank of America Credit Facility	$21,000	$-	$40
Interest rate swap	Interest rate variability - Trust Preferred Debt Securities	27,913	-	18
Interest rate cap	Interest rate variability - Mezzanine loan tranche of Union Square construction financing	7,500	1	-
Interest rate cap	Interest rate variability - Minetta and Orpheum Theatres Term Loan	7,500	-	-
Total		$63,913	$1	$58

The following table summarizes the unrealized gains or losses due to changes in fair value of the derivatives that are recorded in interest expense in the Consolidated Statement of Income for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016

Net unrealized income/(losses) on interest rate derivatives	$63	$(219)

Note 17 – Fair Value Measurements

ASC 820, Fair Value Measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities;
•

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and,

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following tables summarize our financial assets and financial liabilities carried and measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy.

	Fair Value Measurement at March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$46	$-	$-	$46
Derivatives	-	10	-	10
Liabilities
Derivatives	-	(4)	-	(4)
Total recorded at fair value	$46	$6	$-	$52

	Fair Value Measurement at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$49	$-	$-	$49
Derivatives	-	1	-	1
Liabilities
Derivatives	-	(58)		(58)
Total recorded at fair value	$49	$(57)	$-	$(8)

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2017
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$125,451	$-	$-	$126,176	$126,176
Subordinated debt	27,913	-	-	15,461	15,461
	$153,364	$-	$-	$141,637	$141,637

		Fair Value Measurement at December 31, 2016
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$120,622	$-	$-	$121,204	$121,204
Subordinated debt	27,913	-	-	15,247	15,247
	$148,535	$-	$-	$136,451	$136,451

(1) These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at March 31, 2017 and December 31, 2016.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of March 31, 2017 and December 31, 2016, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and account payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended March 31, 2017 and March 31, 2016.

Note 18 – Insurance Recoverable

We have filed an insurance claim with our Insurer with respect to earthquake damage to our parking building adjacent to our Courtenay Central entertainment-themed center (“ETC”) in Wellington, New Zealand and to Courtenay Central itself.  Our accounting policy allows us to record a recoverable asset (to the extent of incurred losses) only when we determined that the collectability is deemed probable. We have concluded that the total incurred losses, consisting of the (i) written down carrying value of the damaged parking building and (ii) a significant portion of the derivative loss contingencies on demolition activities, to have probable likelihood of recovery.

The table below provides the determination of the recoverable amounts under our insurance claim:

	Determination of Insurance Recoverable
(mainly New Zealand Dollars in thousands, unless otherwise noted)	December 31, 2016(5)		Changes in Estimate		March 31, 2017(5)
Written down value of parking building(1)	NZ	$13,451	NZ	$347	NZ	$13,798
Estimated demolition costs and others(2)		7,276		82		7,358
Total expected incurred losses		20,727		429		21,156
Less: advance payment from Insurer(3)(4)		(7,103)		--		(7,103)
Insurance Recoverable for Incurred Losses (in local currency)	NZ	$13,624	NZ	$429	NZ	$14,053
Insurance Recoverable for Incurred Losses (in U.S. Dollars)(4)	US	$9,480	US	$306	US	$9,839

(1) Recorded land value was excluded in the impairment determination.

(2) $306,000 (NZ$429,000)  represents changes in our initial estimates for demolition costs, which are allowable to be recorded in the period of change.  Also, this amount included legal costs incurred during the insurance claim process which are reimbursable under our insurance policy.

(3) This represents the advance claims settlement from the Insurer of $5.0 million (NZ$7.1 million).

(4) In line with our standard translation policy, balance sheet items were translated into U.S. dollars based on the spot exchange rate as of March 31, 2017 and December 31, 2016, while the impact on our statement of income was translated using the average exchange rate for the current quarter.

(5)  The insurance recoverable of $9.5 million (NZ$13.6 million) as of December 31, 2016 was presented as part of “Other non-current assets” as the timing of the insurance claim receipt is not fixed nor reliably determinable at the time of issuance of the 2016 Form 10-K.  Subsequently, we reclassified the insurance recoverable of $9.8 million (NZ$14.1 million) as of March 31, 2017 to a current asset category as part of “Prepaid and other current assets” based on latest developments on our insurance claim, where we expect to receive the final settlement in less than a year.  Refer to further details in Note 19 – Subsequent Events.

Note 19 – Subsequent Events

Term Extension of Westpac Bank Corporate Credit Facility

On April 26, 2017, we extended the maturity of the 1st tranche (general/non-construction credit line) of our Westpac Corporate Credit Facility, $24.5 million (NZ$35.0 million) to December 31, 2018, from March 31, 2018.  During 2017, we will work on a longer-term renewal of our Westpac Corporate Credit Facility which will replace the current facility.

Updates to our Insurance Claim regarding our Courtenay Central Parking Building Earthquake Damage (Wellington, New Zealand)

In April 2017, our Insurer completed examination of our insurance claim with respect to the parking building earthquake damage and related business interruption, and informed us that a final settlement of US$20.0 million (which would bring total recovery to US$25.0 million) may be received during the 2nd quarter of 2017.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward Looking Statements” included at the conclusion of this section.

Item 2 – Management’s Discussions and Analysis (“MD&A”) of Financial Condition and Results of Operations

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

Cinema Exhibition

We manage our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the following brands: Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas;
•	in Australia, under the Reading Cinemas brand; and,
•	in New Zealand, under the Reading Cinemas and Rialto brands.

Shown in the following table are the number of locations and theatre screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying asset as of March 31, 2017:

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

Real Estate

We engage in real estate development and the ownership and rental or licensing to third parties of retail, commercial and live theater assets. We own the fee interests in all of our live theaters, and in 11 of our cinemas (as presented in the preceding table).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

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

RECENT DEVELOPMENTS

Recent developments in our two business segments, as well as corporate matters and changes in borrowing arrangements, are discussed below:

Cinema Exhibition

We continue to grow our worldwide cinema circuit.  On October 21, 2016, we opened Olino by Consolidated Theatres, our ninth theatre in Hawaii and our first to open in the state since 2001.

In March 2017, we entered into an agreement to lease for an 8-screen complex with an initial term of 15 years.  Located in the city of Brisbane, 7 minutes from the Central Business District and South of the Brisbane River, South City Square is a 5.1-acre (2.1-hectare) former industrial site which is being redeveloped into a major residential, hotel, retail and entertainment lifestyle complex by Pellicano Property and Perri Projects.  Our cinema complex in this location will be one of two major anchor tenants for that approximately AU$600 million project and we anticipate this to come on line in 2019.

In addition, our Board has approved the development of two (2) more new leasehold cinemas in Australia and one (1) in New Zealand, which are anticipated to commence operations during 2019 and 2020.

We continue to execute our strategic priority of upgrading F&B offerings, having obtained liquor licenses for 24 of our current cinema locations in the U.S., Australia and New Zealand.

We continue to focus in areas of the matured cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These are the (i) upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  As of March 31, 2017, the upgrades to our theater circuit’s film exhibition technology and amenities (including upgraded F&B offerings) are summarized in the following table (excluding our managed cinema):

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

(3) Upgraded Food & Beverage Menu: Contrary to our offerings in Australia and New Zealand, our upgraded F&B offerings in the U.S. cinemas are available in a common counter in each of our cinema locations rather than a dine-in service at each auditorium.  We have worked with renowned former Food Network executive and chefs to curate a menu of locally inspired and freshly prepared items.

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

Real Estate

Over the past 36 months, we have culled our real estate holdings to focus on those projects which we believe offer more upside potential to us.  Also, certain uncontrollable events caused some disruption in our real estate business.  Here are the more recent developments in our real estate segment:

•

Updates to Insurance Claim relating to the Earthquake Damage on our Courtenay Central Parking Building (Wellington, New Zealand) – in April 2017, our Insurer completed examination of our insurance claim with respect to the parking building and shopping center earthquake damage and related business interruption, and informed us that a final settlement of US$20.0 million will be made, effectively reaching the policy maximum of US$25.0 million for the loss event.  As we expect that our incurred losses will be substantially recovered by the impending final insurance settlement, this provided us the basis to reclassify our recorded insurance recoverable asset from a non-current to current category in our consolidated balance sheet.

•

Union Square Redevelopment – we secured construction financing for our Union Square property in December 2016 and entered into a guaranteed maximum price construction management agreement with an affiliate of CNY. Construction is now underway. We anticipate the re-developed property will be ready for retail fit-out by the end of the second quarter of 2018. Retail and office leasing interest to date has been strong. This redevelopment will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of 73,322 square feet of rentable space, inclusive of anticipated BOMA adjustments and subject to lease negotiations and the final tenant mix.

•

Courtenay Central Redesign/Expansion/Temporary Closure and the related demolition of adjacent parking building  – while we continued to make progress throughout 2016 on our supermarket development project at our Courtenay Central shopping center in Wellington, New Zealand, on November 14, 2016, Wellington experienced a severe 7.8 magnitude earthquake. That earthquake rendered our parking building unsafe and ultimately led to the demolition of that building and temporary closure of our adjacent ETC, which reopened on March 29, 2017. Our supermarket tenant remains committed to the site but has delayed commencement of construction in order to upgrade its supermarket to a “premium” offering. Under the agreement to lease, our tenant is responsible for any increase in our costs resulting from those design changes. In light of the demolition of the existing parking building (most of the cost of which is covered by insurance), we are undertaking a comprehensive redesign analysis, intended to increase the amount of retail leasable space at the center and to better coordinate the interface between the parking building and the remainder of the center.

The total closure of our Courtenay Central, Wellington, New Zealand location had a significant impact on the performance of both our Cinema and Real Estate divisions during the three months March 31, 2017.  Courtenay Central reopened for business on March 29, 2017. The adjacent parking building in Tory Street is completely demolished, and we are working through a detailed redesign process for the site.

In the quarter ended March 31, 2016 and 2017, these operations contributed to consolidated performance as follows:

(NZ Dollars in thousands unless stated)	Quarter ended March 31, 2017	Quarter ended March 31, 2016	Change
Cinema	$(455)	$236	$(691)
Real Estate	(525)	305	(830)
Income (loss) before income taxes	(980)	541	(1,521)
Income tax expense (1)	-	-	-
Net income (loss)	(980)	541	(1,521)
Net income (loss) in U.S. Dollars	$(698)	$359	$(1,057)
Impact to Basic EPS	(0.03)	0.02	(0.05)

(1) The Effective Tax Rate for New Zealand is 0% due to sufficient previously unrecognized tax benefits related to prior year carried forward losses.

•

Newmarket Expansion – in the third quarter of 2016, we commenced the construction on our expansion project at our Newmarket shopping center in Brisbane, Australia, with a projected opening in the fourth quarter of 2017. This expansion project includes the addition of an eight-screen Reading Cinemas and approximately 10,297 square feet of additional retail space and 142 car parks.  We have entered into heads-of agreement for approximately 3,315 square feet of this new space.

•

Updates to Sale of Burwood Landholding in Australia – the buyer of our Burwood Property, Frasers, informed us that it is under contract to sell a portion of this property.  Upon closing of that sale, a potential prepayment of $16.7 million (AU$21.8 million), representing 90% of the net sales price, becomes payable to Reading.

•

Manukau Land Rezoning: In August 2016, the Auckland City Council re-zoned 64.0 acres of our 70.4 acre property in Manukau from agricultural to light industrial use. The remaining 6.4 acres were already zoned for heavy industrial use. Now that our zoning enhancement goal is achieved, we are reviewing our options with respect to the value realization opportunities and commercial exploitation of this asset.  We see this property as a future value realization opportunity to us.  This tract is adjacent to the Auckland Airport which has recently been expanding towards our property.

•

Occupancy of New Headquarters Building  – During February 2017, we relocated our corporate headquarters into the 24,000 square foot Culver City office building that we purchased in April 2016. We currently use approximately 50% of the leasable area for our corporate headquarters and intend to lease, over time, the remainder to unaffiliated third parties. We purchased the property for $11.2 million in cash, financing the property in December 2016 with an $8.4 million 10-year, fixed-rate mortgage at 4.64%.

Corporate Matters

On March 2, 2017, our Board of Directors approved the following:

•

Three Year Business Strategy, which focuses on the continued development of new cinemas in the United States, Australia and New Zealand, the continued improvement of our existing cinemas to elevate the guest experience, presentation and food and beverage program, and the continued re-development of our various real estate assets (including our Union Square and Cinemas 1, 2 & 3 properties in New York City and our Australia and New Zealand ETCs).

•

$25-million Stock Repurchase Program.  The prior repurchase program was completed at the end of 2016.  The newly approved repurchase program will allow Reading to repurchase its Class A Common Shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The Board’s authorization is for a two-year period, expiring March 1, 2019, or earlier should the full repurchase authorization be expended.

Changes in our Financing Strategy

In recent years, our treasury management has been focused on more concerted cash management using cash balances to reduce debt.  In earlier years, we maintained significant cash balances in our bank accounts.  We have used cash generated from operations and other excess cash, to the extent not needed for any capital expenditures, to paydown our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. On a periodic basis, we review the maturities of our borrowing arrangements and negotiate for renewals and extensions where necessary in the current circumstances.

Over the past twelve months, we:

(i)

extended the maturity, in April 2017, of the NZ$35.0 million (US$24.5 million) general/non-construction credit line of our Westpac Corporate Credit Facility to December 31, 2018, from March 31, 2018.  During 2017, we will work on a longer-term renewal of our Westpac Corporate Credit Facility which will replace the current facility;

(ii)	refinanced the $15.0 million loan with Santander Bank, with a 3-year $20.0 million term loan through a new lender (Valley National Bank) in August 2016;
(iii)	extended the maturity date of our $5.0 million Bank of America line of credit for two years in October 2016;
(iv)	replaced the funding that we used to purchase the new U.S. Corporate Headquarters in Los Angeles through a new $8.4 million loan with 10-year repayment term in December 2016; and,
(v)

closed in December 2016 the $57.5 million 3-year term construction financing for our Union Square redevelopment project, $8.0 million of which was advanced before year-end to repay the existing $8.0 million Union Square mortgage loan with East West Bank, originally scheduled to mature in July 2017.

Refer to our Form 10-K for the year ended December 31, 2016 for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2017	March 31, 2016	Favorable/(Unfavorable)
SEGMENT RESULTS
Revenue
Cinema exhibition	$66,560	$61,315	9%
Real estate	4,497	5,250	(14)%
Inter-segment elimination	(1,603)	(1,776)	10%
Total revenue	69,454	64,789	7%
Operating expense
Cinema exhibition	(53,385)	(49,732)	(7)%
Real estate	(2,036)	(2,141)	5%
Inter-segment elimination	1,603	1,776	(10)%
Total operating expense	(53,818)	(50,097)	(7)%
Depreciation and amortization
Cinema exhibition	(2,932)	(2,894)	(1)%
Real estate	(897)	(818)	(10)%
Total depreciation and amortization	(3,829)	(3,712)	(3)%
General and administrative expense
Cinema exhibition	(1,150)	(999)	(15)%
Real estate	(270)	(202)	(34)%
Total general and administrative expense	(1,420)	(1,201)	(18)%
Segment operating income
Cinema exhibition	9,093	7,690	18%
Real estate	1,294	2,089	(38)%
Total segment operating income	$10,387	$9,779	6%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(106)	(96)	(10)%
General and administrative expense	(4,753)	(4,991)	5%
Interest expense, net	(1,860)	(1,875)	1%
Equity earnings of unconsolidated joint ventures and entities	255	302	(16)%
Gain on sale of assets	--	393	(100)%
Other income/(expense)	821	(57)	(> 100)%
Income before income taxes	4,744	3,455	37%
Income tax expense	(1,703)	(1,231)	(38)%
Net income	3,041	2,224	37%
Less: net income/(loss) attributable to noncontrolling interests	12	(2)	(> 100)%
Net income attributable to RDI common stockholders	$3,029	$2,226	36%
Basic EPS	$0.13	$0.10	30%

Consolidated Results and Non-Segment Results:

1st Quarter Results:

Revenue for the three months ended March 31, 2017 increased by 7%, or $4.7 million, to $69.5 million and net income attributable to RDI common stockholders increased by 36%, or $803,000 to $3.0 million.  Q1 2017 Revenues represented the highest level achieved for any First Quarter in the history of the Company.  EPS for the three months ended March 31, 2017 increased by $0.03 to $0.13 from the prior-year three-month period, mainly attributable to higher earnings in 2017 resulting from increased attendance in our cinema businesses in the U.S. and Australia, offset by the lost revenue from the closure of our Courtenay Central cinema as a result of the November 2016 earthquake.

General and administrative expense (non-segment)

General and administrative expense for the three months ended March 31, 2017 compared to the same period of the prior year decreased by 5%, or $238,000.  This decrease mainly relates to the additional expenses paid in 2016 in connection with the 2015 year-end audit ($500,000).  Legal expenses incurred on the Derivative Litigation and the Cotter Employment Arbitration during the quarter ended March 31, 2017 totaled $645,000.  In the same quarter of 2016, expense related to the defense of the Derivative Litigation was reimbursed from the Company’s Directors and Officers’ (“D&O”) Insurance Program.

Gain on sale of assets

Net gain on sale of assets for the three-month period March 31, 2016 represents the gain from the final closing of the second sale agreement of the Taupo property in New Zealand in the amount of $393,000 (NZ$585,000).

Other income/(expense)

The other income for the three months ended March 31, 2017 increased by $878,000 compared to prior-year three-month period mainly due to foreign currency gain recognized on short-term intercompany loans.

Income tax expense

Income tax expense for the three months ended March 31, 2017 increased by $472,000 or 38% compared to prior-year three-month period mainly due to significant increase in pre-tax income.

Business Segment Results

At March 31, 2017, we owned and operated 54 cinemas with 436 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated four ETCs located in Belmont (a suburb of Perth),  Auburn (a suburb of Sydney)  and Townsville in Australia and Wellington in New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (plus our fourth live theatre that was closed at the end of 2015 as part of the Union Square property redevelopment), (iii) owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3, (iv) held for development an additional four parcels aggregating approximately 70.4 acres located in New Zealand, and (v) owned a  50% managing member interest in a limited liability company which in turn owns a 202-acre property that is zoned approximately 150 acres for single-family residential use (maximum  of 550 homes) and approximately 50 acres for high density mixed use in the U.S.  In addition, we continue to hold various properties that had been previously used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand dollar both strengthened against US Dollar by 5.1% and 7.3%, respectively, comparing the average exchange rate movements during the first quarter of 2017 to those during the same period of 2016.  This had the effect of increasing the value of our Australian and New Zealand assets, liabilities, revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following tables detail our cinema exhibition segment operating results for the quarter ended March 31, 2017 and 2016, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2017	% of Revenue	March 31, 2016	% of Revenue	% Change Fav / (Unfav)
REVENUE
United States	Admissions revenue	$23,226	35%	$21,795	36%	7%
	Concessions revenue	10,735	16%	10,132	17%	6%
	Advertising and other revenue	2,274	3%	2,131	3%	7%
		$36,235	54%	$34,058	56%	6%
Australia	Admissions revenue	$15,974	24%	$13,298	22%	20%
	Concessions revenue	7,264	11%	6,166	10%	18%
	Advertising and other revenue	1,719	3%	1,540	3%	12%
		$24,957	37%	$21,004	34%	19%
New Zealand	Admissions revenue	$3,666	6%	$4,229	7%	(13)%
	Concessions revenue	1,417	2%	1,694	3%	(16)%
	Advertising and other revenue	285	0%	330	1%	(14)%
		$5,368	8%	$6,253	10%	(14)%

Total revenue		$66,560	100%	$61,315	100%	9%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(12,182)	-18%	$(11,716)	-19%	(4)%
	Concession cost	(2,027)	-3%	(1,720)	-3%	(18)%
	Occupancy expense	(6,929)	-10%	(6,494)	-11%	(7)%
	Other operating expense	(10,358)	-16%	(9,389)	-15%	(10)%
		$(31,496)	-47%	$(29,319)	-48%	(7)%
Australia	Film rent and advertising cost	$(7,306)	-11%	$(6,177)	-10%	(18)%
	Concession cost	(1,592)	-2%	(1,245)	-2%	(28)%
	Occupancy expense	(3,687)	-6%	(3,376)	-6%	(9)%
	Other operating expense	(5,022)	-8%	(4,818)	-8%	(4)%
		$(17,607)	-26%	$(15,616)	-25%	(13)%
New Zealand	Film rent and advertising cost	$(1,634)	-2%	$(1,833)	-3%	11%
	Concession cost	(298)	0%	(411)	-1%	27%
	Occupancy expense	(875)	-1%	(1,129)	-2%	22%
	Other operating expense	(1,475)	-2%	(1,424)	-2%	(4)%
		$(4,282)	-6%	$(4,797)	-8%	11%

Total operating expense		$(53,385)	-80%	$(49,732)	-81%	(7)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,410)	-2%	$(1,470)	-2%	4%

	General and administrative expense	(822)	-1%	(714)	-1%	(15)%
		$(2,232)	-3%	$(2,184)	-4%	(2)%
Australia	Depreciation and amortization	$(1,081)	-2%	$(1,020)	-2%	(6)%
	General and administrative expense	(324)	0%	(304)	0%	(7)%
		$(1,405)	-2%	$(1,324)	-2%	(6)%
New Zealand	Depreciation and amortization	$(441)	-1%	$(404)	-1%	(9)%
	General and administrative expense	(4)	0%	19	0%	nm
		$(445)	-1%	$(385)	-1%	(16)%

Total depreciation, amortization, general and administrative expense		$(4,082)	-6%	$(3,893)	-6%	(5)%
OPERATING INCOME - CINEMA
United States		$2,507	4%	$2,555	4%	(2)%
Australia		5,945	9%	4,064	7%	46%
New Zealand		641	1%	1,071	2%	(40)%
Total Cinema operating income		$9,093	14%	$7,690	13%	18%

Segment operating income

Cinema segment operating income increased 18%,  or  $1.4 million, to $9.1 million for the three months ended March 31, 2017 compared to March 31, 2016, primarily driven by higher admissions and concessions revenues and favorable foreign currency movements for our Australian and New Zealand operations. These were offset by the temporary closure of our Courtenay Central Cinema in Wellington, New Zealand. Please refer below for further detailed explanation.

Revenue

Cinema revenue increased by 9%, or $5.2 million, to $66.6 million for the three months ended March 31, 2017 compared to March 31, 2016, primarily attributable to higher attendance in the United States and Australia and a positive impact from stronger foreign exchange rates. Comparing the three months period of the current year and prior year, Australian dollars and New Zealand dollars strengthened against U.S. dollars by 5.1% and 7.3% (on average rates), respectively. This was offset by a reduction in Revenue in New Zealand due to the temporary closure of our Courtenay Central Cinema in Wellington, New Zealand resulting from the November 2106 earthquake. Courtenay Central re-opened on March 29, 2017.

The three-month revenue in the United States increased by 6%, or $2.2 million, primarily driven by higher attendance (including impact of the opening of our Olino by Consolidated Theatres in Hawaii in October 2016)  and increase in average ticket prices.  Similarly, Australia’s cinema revenue increased by 19%, or $4.0 million, primarily due to significant increase in attendance, more appealing film slate and the favorable impact of stronger foreign exchange rates.  In New Zealand, cinema revenue significantly decreased by 14%, or $885,000, mainly due to lower attendance as a result of the temporary closure of Courtenay Central Cinemas,  offset by the favorable impact from stronger foreign exchange rates.

Operating expense

Operating expense for the three months ended March 31, 2017 increased by 7%,  or $3.7 million, mainly attributable to higher film rent, higher advertising costs and higher concession costs, in addition to unfavorable impact of foreign currency movements.

Operating expense as a percentage of gross revenue improved by 1% to 80%, mainly attributable to the change in the increases in revenue and operating expenses discussed above.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the three months ended March 31, 2017  increased by 5%, or  $190,000, primarily driven by an increase in general and administrative costs in the United States and the unfavorable impact of foreign currency movements for Australia and New Zealand.

Real Estate

The following tables detail our real estate segment operating results for the quarter ended March 31, 2017 and 2016, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2017	% of Revenue	March 31, 2016	% of Revenue	% Change Fav / (Unfav)
REVENUE
United States	Live theater rental and ancillary income	$492	11%	$766	15%	(36)%
	Property rental income	94	2%	93	2%	1%
		586	13%	859	16%	(32)%
Australia	Property rental income	3,586	80%	3,311	63%	8%
New Zealand	Property rental income	325	7%	1,080	21%	(70)%

Total revenue		$4,497	100%	$5,250	100%	(14)%
OPERATING EXPENSE
United States	Live theater cost	$(209)	-5%	$(547)	-10%	62%
	Property cost	(110)	-2%	(83)	-2%	(33)%
	Occupancy expense	(147)	-3%	(104)	-2%	(41)%
		(466)	-10%	(734)	-14%	37%
Australia	Property cost	(761)	-17%	(481)	-9%	(58)%
	Occupancy expense	(537)	-12%	(511)	-10%	(5)%
		(1,298)	-29%	(992)	-19%	(31)%
New Zealand	Property cost	(129)	-3%	(240)	-5%	46%
	Occupancy expense	(143)	-3%	(174)	-3%	18%
		(272)	-6%	(414)	-8%	34%

Total operating expense		$(2,036)	-45%	$(2,140)	-41%	5%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(90)	-2%	$(85)	-2%	(6)%
	General and administrative expense	(1)	0%	30	1%	103%
		(91)	-2%	(55)	-1%	(65)%
Australia	Depreciation and amortization	$(619)	-14%	$(504)	-10%	(23)%
	General and administrative expense	(261)	-6%	(224)	-4%	(17)%
		(880)	-20%	(728)	-14%	(21)%
New Zealand	Depreciation and amortization	(188)	-4%	(229)	-4%	18%
	General and administrative expense	(8)	0%	(9)	0%	11%
		(196)	-4%	(238)	-5%	18%
Total depreciation, amortization, general and administrative expense		$(1,167)	-26%	$(1,021)	-19%	(14)%
OPERATING INCOME - REAL ESTATE
United States		$29	1%	$70	1%	(59)%
Australia		1,408	31%	1,591	30%	(12)%
New Zealand		(143)	-3%	428	8%	(133)%
Total real estate operating income		$1,294	29%	$2,089	40%	(38)%

Segment operating income

Real estate segment operating income decreased by 38%, or $796,000, to $1.3 million for the three months ended March 31, 2017 compared to March 31, 2016, primarily attributable to the decrease in property revenue in New Zealand due to the closure of our Courtenay Central ETC for most of the quarter.  Please refer below for further explanation.

Revenue

Real estate revenue for the three-month period decreased 14%, or $753,000, mainly driven by the decrease in property rental income in New Zealand due to the temporary closure of our Courtenay Central ETC and the demolition of the adjacent parking building.  This was partially offset due to the favorable impact of foreign currency movements on our Australia and New Zealand operations.

Operating expense

Operating expense for the three months ended March 31, 2017 decreased by 5%, or $104,000,  mainly as a result of the reduction in legal fees. Higher legal fees in 2016 were pertaining the STOMP Arbitration, for which a settlement agreement was reached by both parties in September 2016.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the three months ended March 31, 2017 increased by 14%, or $147,000, primarily driven by (i) increased depreciation expense due to recent acquisitions and property enhancements and (ii) increased salary costs due to staff expansion as we continue to develop our Real Estate capacity.

LIQUIDITY AND CAPITAL RESOURCES

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

The changes in cash and cash equivalents are discussed as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	% Change
Net cash provided by operating activities	$311	$4,418	(93)%
Net cash used in investing activities	(10,924)	(3,206)	> 100%
Net cash provided by/(used in) financing activities	2,540	(4,664)	154%
Effect of exchange rate changes on cash and cash equivalents	87	80	9%
Decrease in cash and cash equivalents	$(7,986)	$(3,372)	137%

Operating activities

Cash provided by operating activities during the current three-month period decreased by $4.1 million, to $311,000,  primarily driven by a decrease of $6.0 million in changes in operating assets and liabilities, which are due to higher cash outflows during the quarter relating to certain expenses already accrued in 2016 including:  (i) litigation costs and (ii) film rent payables. These were offset by a $1.9 million increase in operational cash flows due to higher operating results.

Investing activities

Cash used in investing activities during the quarter ended March 31, 2017 increased by $7.7 million compared to same period of 2016, to net cash used of $10.9 million, primarily due to an increase in capital expenditures as part of our real estate development program and enhancements to our existing cinemas  ($8.5 million) and partial payment towards the demolition and disposal of the Courtney parking building adjacent to our Courtney central ETC in Wellington, New Zealand ($2.5 million).

Financing Activities

The $2.5 million net cash provided by financing activities during the current quarter was primarily related to $16.1 million proceeds from borrowings, offset by $12.9 million in loan repayments and $671,000 in stock repurchases.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At  March 31, 2017, our consolidated cash and cash equivalents totaled $11.0 million.  Of this amount, $2.6 million and $1.2 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows and lines of credit.  As noted in the succeeding table, we have $53.7 million unused/unrestricted capacity of credit facilities at March 31, 2017.  In addition, we have $49.5 million and $12.6 million (NZ$18.0 million) unused capacity for Union Square development uses and construction funding for New Zealand, respectively.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for quarter ended March 31, 2017 and preceding four years:

	First Quarter	Year Ended December 31
($ in thousands)	2017	2016	2015	2014	2013
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$11,031	$19,017	$19,702	$50,248	$37,696
Unused borrowing facility	115,580	117,599	70,134	45,700	19,400
Restricted for capital projects(1)	62,102	62,024	10,263	--	--
Unrestricted capacity	53,478	55,575	59,871	45,700	19,400
Total resources at period end	126,611	136,616	89,836	95,948	57,096
Total unrestricted resources at period end	64,509	74,592	79,573	95,948	57,096
Debt-to-Equity Ratio
Total contractual facility	$268,944	$266,233	$207,075	$201,318	$187,860
Total debt (gross of deferred financing costs)	153,364	148,535	130,941	164,036	168,460
Current	587	567	15,000	38,104	75,538
Non-current	152,777	147,968	115,941	125,932	92,922
Total book equity	154,991	146,615	138,951	133,716	123,531
Debt-to-equity ratio	0.99	1.01	0.94	1.23	1.36
Changes in Working Capital
Working capital (deficit)	$19,431	$6,655	$(35,581)	$(15,119)	$(75,067)
Current ratio	1.34	1.10	0.51	0.84	0.43
Capital Expenditures (including acquisitions)	$8,478	$49,166	$53,119	$14,914	$20,082

(1) This relates to the construction facilities specifically negotiated for: (i) Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2017:

(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Debt(1)	$436	$19,605	$97,600	$208	$218	$7,384	$125,451
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Tax settlement liability	--	--	--	--	2,686	--	2,686
Pension liability	2,221	684	684	684	684	3,043	8,000
Village East purchase option(3)	--	--	--	--	5,900	--	5,900
Lease obligations	23,358	27,148	24,776	18,136	14,348	253,355	361,121
Estimated interest on debt (2)	4,662	6,029	4,507	1,722	1,712	9,103	27,735
Total	$30,677	$53,466	$127,567	$20,750	$25,548	$300,798	$558,806

 (1) Information is presented exclusive of deferred financing costs.

(2) Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3) Represents the lease liability of the option associated with the purchase of our interest in the underlying ground lease of the Village East cinema.

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

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings.    Please refer to Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information. There have been no material changes to our litigation exposure since our 2016 Annual Report, except as set forth in Note 13 – Commitments and Contingencies in the accompanying consolidated financial statements include in this Form 10-Q.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements mostly relating to our operating cinemas, there are no off-balance sheet arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and the most demanding in their calls on judgment.  We believe our most critical accounting policies relate to:

•	impairment of long-lived assets, including goodwill and intangible assets;
•	recognition of gift card and gift certificate breakage income;
•	tax valuation allowance and obligations, and,
•	contingencies (including the insurance recoverability of losses incurred as a result of the recent earthquake in New Zealand).

We provided detailed discussed regarding these critical accounting policies in our 2016 Form 10-K and advise you to refer to that discussion.  Refer to Note 2 – Summary of Significant Accounting Policies –  Recently Adopted and Issued Accounting Pronouncements for more information regarding recently adopted and issued accounting pronouncements.

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

o	the cost and impact of improvements to our cinemas, such as improve seating, enhanced food and beverage offerings and other improvements;
o	disruptions from theater improvements; and
o	the extent to and the efficiency with which we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	the ability to obtain all permits to construct improvements;
o	the ability to finance improvements;
o	the disruptions from construction;
o	the possibility of construction delays, work stoppage and material shortage;
o	competition for development sites and tenants;
o	environmental remediation issues;
o	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.

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

At March 31, 2017, approximately 43% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $3.8 million in cash and cash equivalents.  At December 31, 2016, approximately 42% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $8.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $5.8 million for the nine months ended March 31, 2017.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 75% and 52% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $13.3 million and $3.8 million, respectively, and the change in our quarterly net income would be $387,000 million and $93,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2017 and December 31, 2016,  the balance of cumulative foreign currency translation adjustments was approximately $20.6 million gain and $14.8 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $216,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were  no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Item 3, Legal Proceedings, contained in our 2016 Form 10-K.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our 2016 Form 10-K, other than the below.

As previously disclosed, on February 23, 2017, the California Superior Court heard argument on James J. Cotter, Jr.’s Ex Parte Petition for Appointment of a trustee ad litem and of a guardian ad litem for the benefit of Cotter, Sr.’s, minor grandchildren (two of whom are the children of Margaret Cotter and three of whom are the children of James Cotter, Jr., and who are referred to herein as the “Cotter Grandchildren”), in the case of the trustee ad litem, to evaluate the indication of interest sent by Patton Vision, LLC, to the Trustees of the Cotter Trust to acquire the RDI shares held by the Cotter Trust at $18.50 per share (referred to in Mr. Cotter, Jr’s pleadings as the “Offer”) and to take reasonable steps to act on the Offer in the trustee’s sole discretion.  Specifically, Mr. Cotter Jr. sought an order “granting the trustee ad litem with full power, authority, and protections under the Cotter Trust and California trust law, as any other named trustee would have, to evaluate the Offer, conduct due diligence, negotiate with Patton Vision or any other potential offerors, and take all actions necessary or appropriate to consummate the sale of the Cotter Trust’s RDI shares, including but not limited to:

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
h.	temporarily suspending James J. Cotter, Jr., Margaret and Ellen’s powers with respect to all of the foregoing matters until further order of this Court.

The Court determined not to appoint a trustee to oversee a sales process of the RDI shares held by the Cotter Trust but instead, on March 7, 2017, appointed a Section 730 Expert to advise the Court on what should be done, if anything, in light of the recent Patton Vision indication of interest addressed to the Trustees of the Cotter Trust.   This Expert has no authority to negotiate with Patton Vision or any other person, or to make any decisions as to the sale of the RDI shares held by the Cotter Trust.  The Court also appointed a guardian ad litem (the “GAL”) for the Cotter Grandchildren.   Our Company is advised that this is not unusual in the case where there is disagreement between the trustees as to the administration of a trust whose beneficiaries include minor children, and that nothing more should be read into this action than recognition of the fact that Ellen Cotter, Margaret Cotter and Mr. James Cotter, Jr. are in dispute as to what should be done with the RDI shares held by the Trust.

The Expert and the GAL have prepared reports relating, which have been filed under seal with the Court.   The Company has reviewed the reports, but is under a confidentiality order as to their contents.    A hearing has been scheduled for May 15, 2017 to consider the reports and any action that should be taken with respect thereto.

We are advised that Margaret Cotter and Ellen Cotter are opposed to any sale at this time of any of the Company securities owned by the Cotter Living Trust.   They believe that a sale of the Class B Stock owned by the Cotter Living Trust would be inconsistent with the applicable trust documents and the intentions of their father, James J. Cotter, Sr.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases under the March 2, 2017 stock repurchase program for the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$ 15.99	41,899	$ 24,330,149
Total	41,899	$ 15.99	41,899	$ 24,330,149

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 15 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for details.

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

READING INTERNATIONAL, INC.

Date:May 9, 2017

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:May 9, 2017

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer