Form 10-Q
period 2017-06-30
READING INTERNATIONAL INC
filed 2017-08-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2017, there were 21,377,070 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1  – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2017	2016(1)
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$13,075	$19,017
Receivables	35,147	8,772
Inventory	1,408	1,391
Prepaid and other current assets	4,781	5,787
Land held for sale	--	37,674
Total current assets	54,411	72,641
Operating property, net	219,534	211,886
Investment and development property, net	62,219	43,687
Investment in unconsolidated joint ventures	5,343	5,071
Goodwill	20,476	19,828
Intangible assets, net	9,260	10,037
Deferred tax asset, net	28,246	28,667
Other assets	4,533	13,949
Total assets	$404,022	$405,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$20,753	$26,479
Film rent payable	8,842	10,528
Debt – current portion	8,058	567
Taxes payable – current	2,918	3,523
Deferred current revenue	8,817	10,758
Other current liabilities	11,589	14,131
Total current liabilities	60,977	65,986
Debt – long-term portion	95,091	115,707
Subordinated debt, net	27,447	27,340
Noncurrent tax liabilities	20,164	19,953
Other liabilities	26,003	30,165
Total liabilities	229,682	259,151
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,946,569 issued and 21,377,070 outstanding at June 30, 2017, and 32,856,267 issued and 21,497,717 outstanding at December 31, 2016	231	230
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2017 and December 31, 2016	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2017 and December 31, 2016	--	--
Additional paid-in capital	145,178	144,569
Retained earnings	23,743	1,680
Treasury shares	(19,774)	(16,374)
Accumulated other comprehensive income	20,564	12,075
Total Reading International, Inc. stockholders’ equity	169,959	142,197
Noncontrolling interests	4,381	4,418
Total stockholders’ equity	174,340	146,615
Total liabilities and stockholders’ equity	$404,022	$405,766

See accompanying Notes to Unaudited Consolidated Financial Statements.

 (1) Certain 2016 balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue
Cinema	$67,443	$63,439	$134,003	$124,754
Real estate	4,970	3,479	7,864	6,953
Total revenue	72,413	66,918	141,867	131,707
Costs and expenses
Cinema	(52,139)	(48,805)	(103,921)	(96,761)
Real estate	(2,342)	(2,191)	(4,377)	(4,332)
Depreciation and amortization	(4,054)	(3,828)	(7,987)	(7,635)
General and administrative	(6,118)	(6,006)	(12,291)	(12,197)
Total costs and expenses	(64,653)	(60,830)	(128,576)	(120,925)
Operating income	7,760	6,088	13,291	10,782
Interest income	14	19	34	56
Interest expense	(1,801)	(1,781)	(3,681)	(3,692)
Gain on sale of assets	9,417	--	9,417	393
Gain on insurance recoveries	9,217	--	9,217	--
Other income (expense)	27	(46)	848	(104)
Income before income tax expense and equity earnings of unconsolidated joint ventures	24,634	4,280	29,126	7,435
Equity earnings of unconsolidated joint ventures	264	305	518	608
Income before income taxes	24,898	4,585	29,644	8,043
Income tax expense	(5,846)	(1,663)	(7,549)	(2,894)
Net income	$19,052	$2,922	$22,095	$5,149
Less: net income (loss) attributable to noncontrolling interests	20	(48)	32	(50)
Net income attributable to Reading International, Inc. common shareholders	$19,032	$2,970	$22,063	$5,199
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.82	$0.13	$0.95	$0.22
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.81	$0.13	$0.94	$0.22
Weighted average number of shares outstanding–basic	23,148,995	23,334,892	23,168,703	23,334,892
Weighted average number of shares outstanding–diluted	23,396,143	23,543,959	23,415,851	23,543,959

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net income	$19,052	$2,922	$22,095	$5,149
Foreign currency translation gain (loss)	2,575	(2,055)	8,401	4,268
Unrealized gain (loss) on available for sale investments	1	--	(3)	--
Accrued pension service benefit	51	32	103	64
Comprehensive income	21,679	899	30,596	9,481
Less: net income (loss) attributable to noncontrolling interests	20	(48)	32	(50)
Less: comprehensive income (loss) attributable to noncontrolling interests	--	(10)	13	6
Comprehensive income attributable to Reading International, Inc.	$21,659	$957	$30,551	$9,525

See accompanying Notes to Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2017	2016(1)
Operating Activities
Net income	$22,095	$5,149
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(518)	(608)
Distributions of earnings from unconsolidated joint ventures	423	514
Gain recognized on foreign currency transactions	(820)	--
Gain on sale of assets	(9,417)	(393)
Gain on insurance recoveries	(9,217)	--
Change in net deferred tax assets	690	(1,189)
Depreciation and amortization	7,987	7,635
Other amortization	1,259	834
Stock based compensation expense	460	341
Net changes in operating assets and liabilities:
Receivables	1,970	2,278
Prepaid and other assets	1,018	3,465
Accounts payable and accrued expenses	(5,859)	(4,774)
Film rent payable	(1,859)	1,102
Taxes payable	(915)	(3,010)
Deferred revenue and other liabilities	(1,309)	(2,876)
Net cash provided by operating activities	5,988	8,468
Investing Activities
Demolition costs of operating property	(3,160)	--
Insurance recoveries relating to property damage and demolition costs	18,415	--
Purchases of and additions to operating and investment properties	(24,824)	(24,489)
Change in restricted cash	12	166
Distributions of investment in unconsolidated joint ventures	124	186
Disposal of investment in unconsolidated joint ventures	(337)	--
Proceeds from sale of assets	16,606	831
Net cash provided by/(used in) investing activities	6,836	(23,306)
Financing Activities
Repayment of long-term borrowings	(38,255)	(3,894)
Proceeds from borrowings	22,869	8,197
Capitalized borrowing costs	--	(12)
Repurchase of Class A Nonvoting Common Stock	(3,400)	--
Proceeds from the exercise of stock options	150	--
Noncontrolling interest contributions	49	84
Noncontrolling interest distributions	(133)	(124)
Net cash (used in)/provided by financing activities	(18,720)	4,251
Effect of exchange rate changes on cash and cash equivalents	(46)	509
Net decrease in cash and cash equivalents	(5,942)	(10,078)
Cash and cash equivalents at the beginning of the period	19,017	19,702
Cash and cash equivalents at the end of the period	$13,075	$9,624
Supplemental Disclosures
Interest paid	$2,870	$2,833
Income taxes paid	5,711	4,395

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

Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate activities, we have acquired, and continue to hold raw land in urban and suburban centers in New Zealand, and the United States.

The tables below summarize the results of operations for each of our business segments for the quarter and six months ended June 30, 2017 and 2016, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Cinema exhibition	$67,443	$63,439	$134,003	$124,754
Real estate	6,933	5,322	11,431	10,571
Inter-segment elimination	(1,963)	(1,843)	(3,567)	(3,618)
	$72,413	$66,918	$141,867	$131,707
Segment operating income:
Cinema exhibition	$9,788	$9,120	$18,879	$16,811
Real estate	2,756	2,002	4,051	4,090
	$12,544	$11,122	$22,930	$20,901

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Segment operating income	$12,544	$11,122	$22,930	$20,901
Unallocated corporate expense
Depreciation and amortization expense	(110)	(99)	(214)	(194)
General and administrative expense	(4,674)	(4,935)	(9,425)	(9,925)
Interest expense, net	(1,787)	(1,762)	(3,647)	(3,636)
Equity earnings of unconsolidated joint ventures	264	305	518	608
Gain on sale of assets	9,417	--	9,417	393
Gain on insurance recoveries	9,217	--	9,217	-
Other income (expense)	27	(46)	848	(104)
Income before income tax expense	$24,898	$4,585	$29,644	$8,043

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year-ended December 31, 2016 (“2016 Form 10-K”).  All significant intercompany balances and transactions have been eliminated in consolidation.  These were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of

Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP that requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include (i) projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles),  (ii) valuations of our derivative instruments, (iii) recoverability of our deferred tax assets, (iv) estimation of gift card and gift certificate breakage which we concluded to have remote likelihood of redemption, and (v) allocation of insurance proceeds to various recoverable components. Actual results may differ from those estimates.

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

1.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) – FASB issued this new guidance, which becomes effective to us and for which we plan to adopt by January 1, 2018, to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under this new model, recognition of revenues occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new standard is required to be applied either: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  We have not yet selected a transition method nor have we fully determined the impact of this new standard on our consolidated financial statements.  However, we believe the proposed guidance will not have a material impact to our cinema exhibition business given revenues from movie ticket and food and beverage sales are not contractually-driven (rather, based on published rates) and are principally collected in cash or credit cards at our theatre locations and through our online selling channels.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  As a result, there might be incremental disclosures in our future filings once this guidance is adopted.  We are in the process of completing an analysis to ensure full compliance prior to the effective date.  In regards to ASUs subsequently issued that amends or are related to ASU 2014-09, we disclose our initial analysis as follows:

•

ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (Subtopic 405-20) – FASB issued this new guidance on extinguishment of liabilities, which becomes effective to us and for which we plan to adopt by January 1, 2018, related to prepaid stored-value products (such as our gift cards and gift certificates) based on the same breakage model required by Topic 606, Revenue from Contracts with Customers.  Accordingly, issuers will be required to recognize the expected breakage amount (i.e., derecognize the liability) either (1) proportionally in earnings as redemptions occur, or (2) when redemption is remote. While this guidance is not applicable until 2018, we have effectively applied this through our recording of the gift card breakage income as a change in accounting policy in our 2016 Form 10-K with retrospective application to January 1, 2014. As a result, the Company does not anticipate the adoption of ASU 2016-04 to have a material impact on the consolidated financial statements and related disclosures when it becomes effective in 2018.

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

2.

ASU 2016-02, Leases (Topic 842) – This new guidance, which becomes effective to us and for which we plan to adopt by January 1, 2019, establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of this new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material since a majority of our operating cinemas are on leased-facility model.  We are in the process of developing an implementation plan and significant implementation matters yet to be addressed include, among others, the following: (i) assessment of lease population, (ii) determination of appropriate discount rate to use and (ii) assessment of renewal options to include in the initial lease term.

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2017. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

As indicated previously, our overall operating strategy is to conduct business mostly on a self-funding basis (except for funds used to pay an appropriate share of our U.S. corporate overhead).  As such, we do not use derivative financial instruments to hedge against the risk of foreign currency exposure.  However, in certain circumstances, we may decide to move funds between jurisdictions where circumstances encouraged us to do so from an overall economic standpoint. As of December 31, 2016, we reassessed our assertion in regards to intercompany advances from the U.S. Parent Company to our Australian subsidiary  that we previously deemed to be of long-term investment in nature.  Given the interest savings that will be generated from using funds through the repayments of intercompany loans by our Australian subsidiary to finance a portion of our Union Square redevelopment project rather than paying up for high interest mezzanine loans (which will yield overall notional all-in interest savings of approximately 10.0%), we changed our assertion for a portion of these intercompany loans to short-term.  As a result, we recognized foreign exchange gain on these intercompany advances based on the relative strengthening of the Australian dollar to the U.S. dollar in the amounts of $820,000 for the six months ended June 30, 2017 in our Consolidated Statements of Income.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	June 30, 2017		December 31, 2016	June 30, 2016
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
Spot Rate
Australian Dollar	0.7676		0.7230	0.7432
New Zealand Dollar	0.7322		0.6958	0.7120
Average Rate
Australian Dollar	0.7511	0.7547	0.7440	0.7461	0.7339
New Zealand Dollar	0.7049	0.7086	0.6973	0.6913	0.6775

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income attributable to RDI common stockholders	$19,032	$2,970	$22,063	$5,199
Denominator:
Weighted average number of common stock – basic	23,148,995	23,334,892	23,168,703	23,334,892
Weighted average dilutive impact of awards	247,148	209,067	247,148	209,067
Weighted average number of common stock – diluted	23,396,143	23,543,959	23,415,851	23,543,959
Basic EPS attributable to RDI common stockholders	$0.82	$0.13	$0.95	$0.22
Diluted EPS attributable to RDI common stockholders	$0.81	$0.13	$0.94	$0.22
Awards excluded from diluted EPS	149,841	265,327	149,841	265,327

Note 5 – Property and Equipment

Operating Property, net

As of June 30, 2017 and December 31, 2016, property associated with our operating activities is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Land	$76,182	$73,803
Building and improvements	129,106	122,863
Leasehold improvements	48,493	46,902
Fixtures and equipment	127,441	118,180
Construction-in-progress	13,710	11,517
Total cost	394,932	373,265
Less: accumulated depreciation	(175,398)	(161,379)
Operating property, net	$219,534	$211,886

Depreciation expense for operating property was $3.5 million and $7.3 million for the quarter and six months ended June 30, 2017 and $3.5 million and $7.1 million for the quarter and six months ended June 30, 2016, respectively.

Investment and Development Property

As of June 30, 2017 and December 31, 2016, our investment and development property is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Land	$25,450	$24,616
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	34,869	17,171
Investment and development property	$62,219	$43,687

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2017 are shown below:

(Dollars in thousands)	Balance, December 31, 2016	Additions during the period(1)	Completed during the period	Foreign currency movements	Balance, June 30, 2017
Union Square development	$11,412	$8,912	$--	$--	$20,324
Newmarket Property development	2,106	7,531	--	278	9,915
Courtenay Central development	3,510	746	--	209	4,465
Cinema developments and improvements	7,796	2,722	(1,635)	51	8,934
Other real estate projects	3,864	3,355	(2,455)	177	4,941
Total	$28,688	$23,266	$(4,090)	$715	$48,579

(1) Includes capitalized interest of $266,000 and $421,000 for the quarter and six months ended June 30, 2017.

Real Estate Transactions

Sale of Landholding in Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia, “Frasers”) for a purchase price of $50.6 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.  The remaining purchase price of $44.9 million (AU$58.5 million) is due on December 31, 2017.

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

On June 19, 2017, Frasers sold a parcel of land for which we received additional payment in the amount of US$16.5 million (AU$21.8 million), representing 90% of the net sales price.  We expect the final settlement on the remaining receivable amount of $28.1 million (AU36.7 million), included as part of “Receivables” in our Consolidated Balance Sheet, to occur in December 2017.  Cumulatively, this transaction now has achieved the requisites to consummate the sale.  Since there is reasonable assurance of cost recovery, the property ownership has transferred to Frasers and we have assessed the collectability of the remaining receivable to be high, we recognized the sale of the land and the total transaction gain, in the amount of $9.4 million (AU$12.5 million) during the quarter ended June 30, 2017, determined as follows:

(Dollars in thousands)	In AU$
Selling price	$65,000
Less: Property book value	(52,108)
Total transaction gain, gross	12,892
Less: Direct costs incurred(1)	(439)
Total transaction gain, net	$12,453

(1) Represents commissions and legal expenses incurred in connection with this transaction.

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

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. Our previous investment in Rialto Distribution, which was fully written off since 2010, has been transferred to our previous business partners.  As part of our exit strategy, we paid an amount lower than the accrual we had taken for our debt obligation in the joint venture.  Consequently, we recognized a gain of  $15,000  (NZ$21,000).

The table below summarizes our active investment holdings in unconsolidated joint ventures as of June 30, 2017 and December 31, 2016:

		June 30,	December 31,
(Dollars in thousands)	Interest	2017	2016
Rialto Cinemas	50.0%	$1,195	$1,197
Mt. Gravatt	33.3%	4,148	3,874
Total investments		$5,343	$5,071

For the quarter and six months ended June 30, 2017 and 2016, we recorded our share of equity earnings from our investments in unconsolidated joint ventures as follows:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Rialto Cinemas	$22	$84	61	160
Mt. Gravatt	242	221	457	448
Total equity earnings	$264	$305	$518	$608

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2016	$14,604	$5,224	$19,828
Foreign currency translation adjustment	648	--	648
Balance at June 30, 2017	$15,252	$5,224	$20,476

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled for the fourth quarter of 2017.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2017, we were not aware of any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of June 30, 2017 and December 31, 2016, respectively.

	As of June 30, 2017
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,840	$7,254	$1,087	$37,181
Less: Accumulated amortization	(22,662)	(4,785)	(474)	(27,921)
Net intangible assets other than goodwill	$6,178	$2,469	$613	$9,260

	As of December 31, 2016
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,671	$7,254	$1,084	$37,009
Less: Accumulated amortization	(21,870)	(4,634)	(468)	(26,972)
Net intangible assets other than goodwill	$6,801	$2,620	$616	$10,037

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over its estimated useful life of 45 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter ended June  30, 2017.

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Beneficial lease amortization	$353	$390	$657	$755
Other amortization	105	88	207	184
Total intangible assets amortization	$458	$478	$864	$939

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Prepaid and other current assets
Prepaid expenses	$2,812	$981
Prepaid taxes	596	3,098
Prepaid rent	1,013	1,237
Deposits	295	404
Investment in marketable securities	47	50
Restricted cash	18	17
Total prepaid and other current assets	$4,781	$5,787
Other non-current assets
Insurance receivable(1)	$--	$9,480
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Interest rate cap at fair value	21	1
Straight-line rent	2,512	2,457
Long-term deposits	28	39
Total other non-current assets	$4,533	$13,949

 (1) This was subsequently received in May 2017 as a result of the final settlement from our Insurer.  Refer to Note 18 – Insurance Recoveries for further discussion on this item.

Note 9 – Income Taxes

The provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to earnings considered indefinitely reinvested in foreign operations, unrecognized tax benefits, change in valuation allowance, and non-taxable insurance proceeds. Our effective tax rate was 25.5% and 36.0% for the six months ended June 30, 2017 and 2016, respectively.  The change between 2017 and 2016 is primarily related to non-taxable income from insurance proceeds in 2017.

Note 10 – Debt

The Company’s borrowings at June 30, 2017 and December 31, 2016, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2017
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,447	5.17%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	36,500	36,424	3.73%	3.65%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	--	-	4.21%	4.21%
Cinema 1, 2, 3 Term Loan (USA)(4)	September 1, 2019	19,702	19,702	19,232	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,434	3.81%	3.81%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	9,825	9,825	9,698	4.64%	4.64%
Union Square Construction Financing (USA)(4)	December 29, 2019	57,500	8,000	5,146	5.46%	5.46%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	June 28, 2019	51,045	25,331	25,215	2.62%	2.62%
Westpac Corporate Credit Facility (NZ)	December 31, 2018	38,807	--	--	3.70%	3.70%
		$272,292	134,771	130,596

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of June 30, 2017.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2017.

(3) Net of deferred financing costs amounting to $4.2 million.

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

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The term loan for our Cinema 1,2,3 Theatre was refinanced during the third quarter of 2016 with Valley National Bank. The term loan, which is collateralized by our new U.S Corporate Headquarters office building, was obtained with Citizens Asset Finance, Inc.. In December 2016, we successfully negotiated the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	Dollars in thousands
Balance Sheet Caption	June 30, 2017	December 31, 2016
Debt - current portion	$8,058	$567
Debt - long-term portion	95,091	115,707
Subordinated debt	27,447	27,340
Total borrowings	$130,596	$143,614

Union Square Construction Financing

On December 29, 2016, we closed our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  As of December 31, 2016, Bank of the Ozarks advanced $8.0 million to repay the existing $8.0 million loan with East West Bank.

Presented in the table below is the breakdown of the Union Square construction financing as of June 30, 2017:

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

U.S. Corporate Office Term Loan

On December 13, 2016, we have obtained a ten-year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%.  On June 26, 2017, we obtained a $1.5 million increase to our mortgage loan collateralized by the capital enhancements on our recently purchased Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.44%, subject to an instalment payment schedule with final instalment due on January 1, 2027.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Current liabilities
Liability for demolition costs	$2,972	$5,914
Lease liability	5,900	5,900
Accrued pension	2,565	2,223
Security deposit payable	91	77
Other	61	17
Other current liabilities	$11,589	$14,131
Other liabilities
Straight-line rent liability	$12,647	$12,413
Accrued pension	5,480	5,732
Lease make-good provision	5,473	5,146
Deferred revenue - real estate	32	4,398
Environmental reserve	1,656	1,656
Interest rate swap	4	58
Acquired leases	229	267
Other	482	495
Other liabilities	$26,003	$30,165

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $8.0 million at June 30, 2017.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the quarter and six months ended June 30, 2017 and 2016.  Our pension plans are unfunded.  During the quarter and six months ended June 30, 2017, the interest cost was $45,000 and $90,000, respectively, and actuarial loss was $51,000 and $103,000, respectively.    During the quarter and six months ended June 30, 2016, the interest cost was $45,000 and $90,000, respectively, and actuarial loss was $32,000 and $64,000, respectively.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2017	$14,784	$10	$(2,719)	$12,075
Net current-period other comprehensive income	8,389	(3)	103	8,489
Balance at June 30, 2017	$23,173	$7	$(2,616)	$20,564

Note 13 – Commitments and Contingencies

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

In addition, our Company is in arbitration with Mr. Cotter, Jr.  (Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015) ( the “Cotter Jr. Employment Arbitration”) seeking declaratory relief and defending claims asserted by Mr. Cotter, Jr.  On January 20, 2017, Mr. Cotter Jr. filed a First Amended Counter-Complaint which includes claims of breach of contract, contractual indemnification, retaliation, wrongful termination in violation of California Labor Code Section 1102.5, wrongful discharge, and violations of California Code of Procedure Section 1060 based on allegations of unlawful and unfair conduct.   Mr. Cotter, Jr. seeks compensatory damages estimated by his counsel at more than $1.2 million, plus unquantified special and punitive damages, penalties, interest and attorney’s fees.  On April 9, 2017, the Arbitrator granted without leave to amend the Company’s motion to dismiss Mr. Cotter, Jr.’s claims for retaliation, violation of labor code §1102.5 and wrongful discharge  in violation of public policy.

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

With respect to the Cotter, Jr. Derivative Action, discovery is substantially complete.  However, in light of the pendency of various appeals to the Nevada Supreme Court, no trial date has been calendared.

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

On February 14, 2017 the Company filed a writ with the Nevada Supreme Court  seeking a determination that the Nevada District Court erred in its decision to allow Mr. Cotter, Jr. access to certain communications between the Defendant Directors and Company counsel, which the Defendant Directors and our Company believe to be subject to the attorney-client communication privilege.     Specifically, the Company’s writ asks the Nevada Supreme Court to determine whether the fact that the Defendant Directors are relying upon the Nevada business judgment rule constitutes, in whole or in part, a waiver of the attorney-client privilege held by the Company.

This request may have been substantially mooted by the decision in July in the Wynn Resorts case, in which similar issues were considered.  In that case, the Nevada Supreme Court stated:

Accordingly, we reiterate that the business judgment rule goes beyond shielding directors from personal liability in decision-making.  Rather, it also ensures that courts defer to the business judgment of corporate executives and prevents courts from “substitute[ing] [their] own notions of what is or is not sound business judgment,” if “the directors of a corporation acted on an informed basis, in good faith and in the honest belief that the action taken was in the best interests of the company.”  [Citations omitted]

And,

We agree that “it is the existence of legal advice that is material to the question of whether the board acted with due care, not the substance of that advice.”  Accordingly, the district court erred when it compelled Wynn Resorts to produce any attorney client privileged . . . documents on the basis that Wynn Resorts waive the attorney-client privilege of those documents by claiming the business judgment rule as a defense. . . [Citations omitted].

The Nevada District Court has directed counsel for all parties to brief the impact of the Supreme Court’s decision in Wynn on pending discovery issues.   Since the Nevada Supreme Court’s decision in the Wynn case, in dealing with the specific attorney-client privilege waiver issue  before the court,  strongly reaffirms the strength, scope and purpose of the business judgment rule presumption under Nevada Law, the Company is reviewing the impact of the case not only on the specific attorney-client waiver asserted by the Plaintiff, but the impact on the Nevada District Court’s prior determinations on various motions either previously made or pending before the Court involving the business judgement rule presumption.

The Cotter Jr., Employment Arbitration is in the discovery phase.

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

On August 7, 2017, our Board of Directors appointed a Special Independent Committee to, among other things, review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, responding to or relating to the Derivative Litigation, the Employment Arbitration and any other litigation or arbitration matters involving any one or more of Ellen Cotter, Margaret Cotter, James J. Cotter, Jr., the Cotter Estate and/or the Cotter Living Trust.   Directors Judy Codding, William Gould and Douglas McEachern have been appointed to serve on this Special Independent Committee.

The STOMP Arbitration

In April 2015, Liberty Theatres, LLC (“Liberty”), a wholly owned subsidiary of the Company, commenced an American Arbitration Association arbitration proceeding (Case No.:01-15-0003-3728) against The Stomp Company Limited Partnership (“Stomp”), the producer of the show STOMP, in response to Stomp’s purported termination of their license agreement with Liberty relating to such show.  STOMP has been playing at our Orpheum Theatre in New York City for 23 years and still continues to play to date.  Liberty sought specific performance, injunctive and declaratory relief and damages.  Stomp counterclaimed for unspecified damages, alleging that Liberty has interfered with the Stomp’s endeavors to move the show to another Off-Broadway theater. Stomp based its purported termination of the license agreement upon the alleged deficient condition of the Orpheum Theater.

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

In April 2016, we received a Final Award in our arbitration with Stomp.   The Final Award awards us $2.3 million in attorney’s fees and costs.  In September 2016, the parties agreed on the payment terms of the Final Award (“Payment Agreement”), on a basis that is intended to allow recovery by Liberty of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater.  Under the Payment Agreement, Stomp paid a total of $1.1 million through June 30, 2017, and an additional $427,000 in July, 2017.   The remaining amount to be paid over time, with final payment due and payable in June 2019.  We have filed a judgment of the arbitral award against Stomp with the New York Supreme Court to protect Liberty in the event Stomp defaults on the Payment Agreement.  STOMP continues to play at our Orpheum Theater under a license agreement that was amended by the Payment Agreement.

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

•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Australian Country Cinemas, Pty Ltd	$257	$264
Shadow View Land and Farming, LLC	2,003	1,980
Sutton Hill Properties, LLC	2,121	2,174
Noncontrolling interests in consolidated subsidiaries	$4,381	$4,418

The components of income/(loss) attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Australian Country Cinemas, Pty Ltd	$68	$24	$113	$58
Shadow View Land and Farming, LLC	(11)	(7)	(27)	(17)
Sutton Hill Properties, LLC	(37)	(65)	(54)	(91)
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	$20	$(48)	$32	$(50)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2017	$142,197	$4,418	$146,615
Net income	22,063	32	22,095
Increase in additional paid in capital	610	--	610
Treasury stock purchased	(3,400)	--	(3,400)
Contributions from noncontrolling stockholders - SHP	--	49	49
Distributions to noncontrolling stockholders	--	(131)	(131)
Accumulated other comprehensive income	8,489	13	8,502
Equity at June 30, 2017	$169,959	$4,381	$174,340

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2016	$132,865	$4,331	$137,196
Net income (loss)	5,199	(50)	5,149
Increase in additional paid in capital	340	--	340
Contributions from noncontrolling stockholders - SHP	--	84	84
Distributions to noncontrolling stockholders	--	(125)	(125)
Accumulated other comprehensive loss	4,326	6	4,332
Equity at June 30, 2016	$142,730	$4,246	$146,976

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

For the three months ended June 30, 2017 and 2016, respectively, the weighted average assumptions used in the option-valuation model were as follows:

	Six Months Ended June 30
	2017	2016
Stock option exercise price	$15.97	11.87
Risk-free interest rate	1.68%	1.20%
Expected dividend yield	--	--
Expected option life in years	3.75	3.75
Expected volatility	24.92%	25.01%
Weighted average fair value	$3.46	2.49

For the quarter ended June 30, 2017 and 2016, we recorded compensation expense of $84,000 and $91,000, respectively.    For the six months ended June 30, 2017 and 2016, we recorded compensation expense of $139,000 and $190,000, respectively.  At June 30, 2017, the total unrecognized estimated compensation expense related to non-vested stock options was $933,000, which we expect to recognize over a weighted average vesting period of 2.00 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2017 was $3.3 million, of which 78.7% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of June 30, 2017 and December 31, 2016:

	Outstanding Stock Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2015	486,565	$8.68	2.89	$2,188,011
Granted	169,327	11.87
Exercised	(46,815)	9.50		$220,002

Forfeited	(74,000)	7.02
Balance - December 31, 2016	535,077	$9.84	2.61	$3,615,191
Granted	149,841	15.97
Exercised	(103,750)	9.04		$686,893
Forfeited	(2,500)	6.23
Balance - June 30, 2017	578,668	$11.59	1.97	$3,338,646

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of June 30, 2017:

	Outstanding Restricted Stock Units
	RSU Grants (in units)		Total	Vested,	Unvested,
Grant Date	Directors	Management	Grants	June 30, 2017	June 30, 2017
March 10, 2016	35,147	27,381	62,528	41,992	20,536
April 11, 2016	--	5,625	5,625	1,406	4,219
March 23, 2017	30,681	32,463	63,144	--	63,144
Total	65,828	65,469	131,297	43,398	87,899

These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% on the first business day of the year following in which such RSUs were granted (in the case of directors).  For the quarter ended June 30, 2017 and 2016, we recorded compensation expense of $180,000 and $129,000, respectively.  For the six months ended June 30, 2017 and 2016, we recorded compensation expense of $299,000 and $160,000, respectively.  The total unrecognized compensation expense related to the unvested RSUs was $1.1 million as of June  30, 2017.

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

Under this approved stock repurchase program, the Company has reacquired $3.4 million worth of common stock at an average price of $16.02 per share (excluding transaction costs) to-date.  This leaves $21.6 million available under the March 2, 2017 program for repurchase as of June 30, 2017.

Note 16 – Derivative Instruments

We enter into interest rate derivative instruments to hedge the interest rate risk that results from the characteristics of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Income. As of June 30, 2017, we have not designated any of our derivatives as accounting hedges.

The Company’s derivative positions measured at fair value are summarized in the following tables:

		As of June 30, 2017
(Dollars in thousands)	Exposure	Notional	Other Assets	Other Current Liabilities
Interest rate swap	Interest rate variability - Bank of America Credit Facility	$21,000	$6	$-
Interest rate swap	Interest rate variability - Trust Preferred Debt Securities	27,913	11	-
Interest rate cap	Interest rate variability - Mezzanine loan tranche of Union Square construction financing	7,500	-	-
Interest rate cap	Interest rate variability - Minetta and Orpheum Theatres Term Loan	7,500	-	-
Total		$63,913	$17	$-

		As of December 31, 2016
(Dollars in thousands)	Exposure	Notional	Other Assets	Other Current Liabilities
Interest rate swap	Interest rate variability - Bank of America Credit Facility	$21,000	$-	$40
Interest rate swap	Interest rate variability - Trust Preferred Debt Securities	27,913	-	18
Interest rate cap	Interest rate variability - Mezzanine loan tranche of Union Square construction financing	7,500	1	-
Interest rate cap	Interest rate variability - Minetta and Orpheum Theatres Term Loan	7,500	-	-
Total		$63,913	$1	$58

The following table summarizes the unrealized gains or losses due to changes in fair value of the derivatives that are recorded in interest expense in the Consolidated Statement of Income for the six months ended June 30, 2017 and June 30, 2016.

	Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016

Net unrealized income/(losses) on interest rate derivatives	$74	$238

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

The following tables summarize our financial assets and financial liabilities carried and measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy.

	Fair Value Measurement at June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$47	$-	$-	$47
Derivatives	-	21	-	21
Liabilities
Derivatives	-	(4)	-	(4)
Total recorded at fair value	$47	$17	$-	$64

	Fair Value Measurement at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investments	$49	$-	$-	$49
Derivatives	-	1	-	1
Liabilities
Derivatives	-	(58)		(58)
Total recorded at fair value	$49	$(57)	$-	$(8)

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2017
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$106,858	$-	$-	$107,843	$107,843
Subordinated debt	27,913	-	-	15,898	15,898
	$134,771	$-	$-	$123,741	$123,741

		Fair Value Measurement at December 31, 2016
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$120,622	$-	$-	$121,204	$121,204
Subordinated debt	27,913	-	-	15,247	15,247
	$148,535	$-	$-	$136,451	$136,451

(1) These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at June 30, 2017 and December 31, 2016.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of June 30, 2017 and December 31, 2016, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and account payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2017 and 2016.

Note 18 – Insurance Recoveries

On November 14, 2016, we filed an initial insurance claim with our Insurer with respect to earthquake damage to our parking building adjacent to our Courtenay Central entertainment-themed center (“ETC”) in Wellington, New Zealand and to the ETC itself.  Also, we filed a separate business interruption claim to recover lost profits as a result of the earthquake. As of December 31, 2016, we recorded a recoverable asset to the extent of our incurred losses that we deemed probable of recoverability under our insurance claim, consisting of the (i) written down carrying value of the damaged parking building and (ii) a significant portion of the derivative loss contingencies on demolition activities.   We received an initial settlement from our Insurer in December 2016 amounting to $5.0 million (NZ$7.1 million).

In April 2017, our Insurer concluded that our losses exceeded the earthquake coverage limit of $25.0 million (NZ$36.0 million) under our insurance policy. We received a final settlement of US$20.0 million  (NZ$28.9 million) in May 2017, taking us to the policy limit.

Our allocation of the total insurance proceeds to the various covered risks and the bases for such allocation are described below:

Covered Risks	Basis for Allocation (Dollars in thousands)		Commentary	% Allocation	Allocation of Insurance Proceeds (Dollars in thousands)
Property damage	NZ$	44,808	Estimated replacement cost for Courtenay Central parking building, as determined by an independent construction cost consultant.	81%	NZ$	29,093
Demolition costs		7,276	Actual costs incurred and best estimates of remaining costs to complete the demolition activities of Courtenay Central parking building	13%		4,724
Business interruption		3,415	Estimated lost profits during the closure period relating to our various revenue-generating components within Courtenay Central ETC (including our cinema and property operations)	6%		2,217
Total	NZ$	55,499		100%	NZ$	36,034

As a result of the final settlement, we recorded total insurance gain of $10.7 million (NZ$14.8 million) during the quarter ended June 30, 2017, determined as follows:

	Recoverable Components
	Non-Operating Income						Operating Income
(Dollars in thousands)	Property Damage(1)		Demolition Costs(1)		Total		Business Interruption(2)		Grand Total
Insurance Proceed Allocation	NZ$	29,093	NZ$	4,724	NZ$	33,817	NZ$	2,217	NZ$	36,034

Less: Recorded values of Recoverable Components, June 30, 2017
Recorded as of December 31, 2016		13,451		7,276		20,727		--		20,727
Changes in estimates and others		347		--		347		111		458
		13,798		7,276		21,074		111		21,185
Net Impact in Current Earnings (in NZ$)	NZ$	15,295	NZ$	(2,552)	NZ$	12,743	NZ$	2,106	NZ$	14,849
Net Impact in Current Earnings (in US$)		$11,063		$(1,846)		$9,217		$1,523		$10,741

(1) The net impact to current earnings of $9.2 million (NZ$12.7 million) is recorded as “Gain on Insurance Recoveries” in our Consolidated Statement of Income.

(2) The impact to current earnings of $1.5 million (NZ$2.1 million) is recorded as part of the applicable segment revenues in our Consolidated Statement of Income.

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

Shown in the following table are the number of locations and theatre screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying asset as of June 30, 2017:

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

Real Estate

We engage in real estate development and the ownership, and rental or licensing to third parties of retail, commercial and live theater assets. We own the fee interests in all of our live theaters, and in 11 of our cinemas (as presented in the preceding table).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

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

RECENT DEVELOPMENTS

While we continue to experience financial growth in our global cinema business, the significant increase in our net profitability for the quarter and six months ended June 30, 2017 was primarily attributable to the following one-time real estate transactions during the current quarter:

•	the gain on sale for our Burwood property (disclosed in Note 5, Property & Equipment, to the consolidated financial statements; and,
•	insurance proceeds related to our Courtenay Central property (disclosed in Note 18, Insurance Recoveries, to the consolidated financial statements.

Compared to our cinema business, we expect lower near-term contribution from our real estate segment to our net results as we continue to execute value-creating projects to bring our real estate assets to full utilization.  The impact of these significant events to our net results, along with other changes, during the quarter and six months ended June 30, 2017 is as follows:

	Quarter-Ended		Six-Months Ended
(Dollars in thousands, except EPS)	After-tax Effect	EPS	After-tax Effect	EPS
Increase in segment operating income	$885	$0.04	$1,300	$0.06
Impact of significant events for the period
Gain on sale of assets	6,697	0.29	6,401	0.28
Gain on insurance recoveries	8,362	0.36	8,362	0.36
Foreign currency gain on short-term advances(1)	--	--	526	0.02
Other changes in non-segment items	118	0.00	275	0.01
Increase in Net Income	$16,062	$0.69	$16,864	$0.73

Recent developments in our two business segments (which include discussions on the significant events noted above), as well as corporate matters and changes in borrowing arrangements, are discussed below:

Cinema Exhibition

We continue to grow our worldwide cinema circuit.  On October 21, 2016, we opened Olino by Consolidated Theatres, our ninth theatre in Hawaii and our first to open in the state since 2001.    Recently, we entered into an agreement to lease (“ATL”) for two (2) cinema locations in Australia, which we anticipate to commence operations in 2019, as follows:

•

Traralgon, Victoria – in June 2017, we entered into an agreement to lease a 5-screen complex  located in the City of Traralgon, which is situated in the Latrobe Shire within the Gippsland region of Victoria approx 1.5hours drive east of Melbourne.  The large Traralgon Central Business District site is being redeveloped into a mixed-use complex comprising dining, bar, hotel and cinema facilities.

•

South City Square, Brisbane – in March 2017, we entered into an agreement to lease for an 8-screen complex with an initial term of 15 years.  Located in the city of Brisbane, 7 minutes from the Central Business District and South of the Brisbane River, South City Square is a 5.1-acre (2.1-hectare) former industrial site which is being redeveloped into a major residential, hotel, retail and entertainment lifestyle complex.  Our cinema complex in this location will be one of two major anchor tenants for that approximately AU$600 million project and we anticipate this to commence operations in 2019.

In addition, our Board has approved the development of one (1) more new leasehold cinema each in Australia and in New Zealand, which are anticipated to commence operations during 2019 and 2020.

We continue to upgrade our F&B offerings, having obtained liquor licenses for 25 of our current cinema locations in the U.S., Australia and New Zealand, with five (5) applications currently in-process in the U.S.

We remain focused in certain areas of the mature cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These are the (i) upgrading of our existing cinemas and (ii) development of new cinemas to provide our customers with premium offerings, incorporating state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  As of June 30, 2017, the upgrades to our theater circuit’s film exhibition technology and amenities (including upgraded F&B offerings) are summarized in the following table (excluding our managed cinema):

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	57	465
IMAX	1	1
Titan XC and LUXE	10	11
Dine-in Service (for international operations)
Gold Lounge(1)	8	20
Premium(2)	5	10
Upgraded Food & Beverage menu (for U.S. operations)(3)	9	n/a
Premium Seating (recliner seating features)	15	58
Liquor Licenses Obtained(4)	25	n/a

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

(3) Upgraded Food & Beverage Menu: Contrary to our offerings in Australia and New Zealand, our upgraded F&B offerings in the U.S. cinemas are available in a common counter in each of our cinema locations rather than a dine-in service at each auditorium.  We have worked with  a renowned former Food Network executive and a talent-show winning chefs to curate a menu of locally inspired and freshly prepared items.

(4) Liquor Licenses: Licenses are applicable at each cinema location, rather than each theatre auditorium (except for our Hawaii licenses, where we are licensed for particular auditoriums).  For accounting purposes, we have capitalized the costs of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages.

Innovative value pricing, improved food and beverage offerings and proactive social media engagement with our customers was a primary focus and to that end social media has been a powerful tool for connecting with and marketing to customers in real time. We continue to focus upon our company wide customer service training program with a view to improving staff productivity, the quality of customer interactions with a view toward improvements to our per capita transaction spend. Refining, enhancing and remixing our food and beverage offerings has been an ongoing initiative with a view to minimizing our cost of sales and improving the inventory blend of our over the counter customer offerings.

Real Estate

Over the past 36 months, we have culled our real estate holdings to focus on those projects which we believe offer more upside potential to us and our stakeholders.  Also, certain uncontrollable events caused some disruption in our real estate business.  Below are the recent commentaries regarding our real estate segment:

•

Courtenay Central Redesign/Expansion/Temporary Closure and the related demolition of adjacent parking building – while we continued to make progress during 2016 on our supermarket development project at our Courtenay Central shopping center in Wellington, New Zealand, on November 14, 2016, Wellington experienced a severe 7.8 magnitude earthquake. That earthquake rendered our Tory Street parking building unsafe and ultimately led to the demolition of that building and the temporary closure of our adjacent ETC, which eventually reopened on March 29, 2017. Our supermarket tenant remains committed to the site but has delayed construction in order to upgrade the supermarket to a “premium” offering. Under the agreement to lease, our tenant is responsible for any increase in our costs resulting from those design changes. In light of the demolition of the existing parking building (most of the cost of which is covered by insurance), we are undertaking a comprehensive redesign analysis, intended to increase the amount of retail leasable space at the center and to better coordinate the interface between the parking building and the remainder of the center.

In April 2017, our Insurer completed the examination of our insurance claim with respect to the parking building and shopping center earthquake damage and related business interruption. We received a final settlement of US$20.0 million in May 2017, reaching the policy maximum of US$25.0 million for the loss event.  As a result, we recorded a gain of $9.2 million (NZ$12.7 million) representing excess insurance recoveries over the recorded property value.  This amount is recorded net of demolition costs incurred and an allocation to lost profits, covered within the same insurance policy.

As previously disclosed in our Form 10-Q for the 1st Quarter of 2017, the total closure of our Courtenay Central, Wellington, New Zealand location had a significant impact on the performance of both our Cinema and Real Estate divisions during the quarter ended March 31, 2017, resulting in reduction in our overall profitability by $1.1 million (NZ$1.5 million) and decline in basic EPS by $0.05 compared to the same period of 2016.  This performance decline has been effectively recovered through business interruption insurance.  During the quarter ended June 30, 2017, we recorded a gain on business interruption recoveries of $1.5 million (NZ$2.1 million), presented as part of the relevant segment revenue lines in our Consolidated Statement of Income for that quarter.

Our parking building in Tory Street is completely demolished, and we are working through a detailed redesign process for the site. Refer to Note 18, Insurance Recoveries, in our consolidated financial statements for further discussions on the insurance proceed allocation and the determination of the insurance gain.

•

Union Square Redevelopment – we secured construction financing for our Union Square property in December 2016 and entered into a guaranteed maximum price construction management agreement with an affiliate of CNY. Construction is now underway. We anticipate the re-developed property will be ready for retail fit-out in or before the end of the third quarter of 2018. Retail and office leasing interest to date has been strong. This redevelopment will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of 73,322 square feet of rentable space, inclusive of anticipated BOMA adjustments and subject to lease negotiations and the final tenant mix.  For the six months ended June 30, 2017, we have incurred $8.9 million in new capital expenditures relating to the Union Square re-development project.

•

Newmarket Expansion – in the third quarter of 2016, we commenced the construction on our expansion project at our Newmarket shopping center in Brisbane, Australia, with a projected opening in the fourth quarter of 2017. This expansion project includes the addition of an eight-screen Reading Cinemas with TITAN XC and approximately 10,297 square feet of additional F&B retail space and 142 car parks.  We have entered into heads-of agreement to lease approximately 7,642 square feet of this new space.    We made $7.5 million of capital expenditures during the first half of 2017, leaving $19.1 million to complete the project, which is expected to be spent before the end of 2017.

•

Settlement of Fraser’s apportioned sale of Burwood Property – Frasers, the buyer of our Burwood Property, completed the sale of 6.0 acres of the total 50.6 acre undeveloped parcel to a third party in June 2017.    As a result, we collected an amount equal to $16.5 million (AU$21.8 million) representing 90% of the net sales price of that parcel sale, and thus, we are recording the full gain on our original sale transaction of $9.4 million (AU$12.5 million).  The remaining receivable of $28.1 million (AU$36.7 million) is due on or before December 31, 2017.

•

Manukau Land Rezoning – in August 2016, the Auckland City Council re-zoned 64.0 acres of our 70.4 acre property in Manukau from agricultural to light industrial use. The remaining 6.4 acres were already zoned for heavy industrial use. Now that our zoning enhancement goal is achieved, we are reviewing our options with respect to the value realization opportunities and commercial exploitation of this asset.  We see this property as a future value realization opportunity for us.  This tract is adjacent to the Auckland Airport which has recently been expanding towards our property.

•

Occupancy of New Headquarters Building  – during February 2017, we relocated our corporate headquarters into the 24,000 square foot Culver City office building that we purchased in April 2016. We currently use approximately 50% of the leasable area for our corporate headquarters and intend to lease, over time, the remainder to unaffiliated third parties. We purchased the property for $11.2 million in cash, financing the property with a  $9.9 million 10-year, fixed-rate mortgage loan.

•

Cinema 1,2,3 Redevelopment – we are evaluating the redevelopment of our current Cinema 1,2,3 cinema property.  In June 2017, we entered into an exclusive dealing and pre-development agreement with our adjoining neighbors, 260-264 LLC, to jointly develop the properties, currently home to Cinemas 1,2,3 and Anassa Taverna. Under the terms of the agreement, Reading and 260-264 LLC will work together on a comprehensive mixed-use plan to co-develop the properties located on 3rd Avenue, between 59th Street and 60th Streets, in New York City. The parties have completed an initial feasibility study, analyzing various retail, entertainment and hotel uses for the site.

Corporate Matters

On March 2, 2017, our Board of Directors approved the following:

•

Three Year Business Strategy, which focuses on the continued development of new cinemas in the United States, Australia and New Zealand, the continued improvement of our existing cinemas to elevate the guest experience, presentation and food and beverage program, and the continued re-development of our various real estate assets (including our Union Square and Cinemas 1, 2 & 3 properties in New York City and our Australian and New Zealand ETCs).

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

Our Financing Strategy

Our treasury management is focused on concerted cash management using cash balances to reduce debt.  We have used cash generated from operations and other excess cash, to the extent not needed for any capital expenditures, to paydown our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. On a periodic basis, we review the maturities of our borrowing arrangements and negotiate for renewals and extensions where necessary in the current circumstances.

Over the past twelve months, we:

(i)

extended the maturity, in April 2017, of the NZ$35.0 million (US$24.5 million) general/non-construction credit line of our Westpac Corporate Credit Facility to December 31, 2018, from March 31, 2018.  Subsequently, in June 2017, we fully paid our loan balance using the cash received from insurance settlement relating to Courtenay Central property damage;

(ii)	refinanced the $15.0 million loan with Santander Bank, with a 3-year $20.0 million term loan through a new lender (Valley National Bank) in August 2016;
(iii)	extended the maturity date of our $5.0 million Bank of America line of credit for two years in October 2016;
(iv)	replaced the funding that we used to purchase the new U.S. Corporate Headquarters in Los Angeles through a new $9.9 million loan with 10-year repayment term in December 2016 and June 2017; and,
(v)

closed in December 2016 the $57.5 million 3-year term construction financing for our Union Square redevelopment project, $8.0 million of which was advanced to repay the existing $8.0 million Union Square mortgage loan with East West Bank, originally scheduled to mature in July 2017.

Refer to our Form 10-K for the year ended December 31, 2016 for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2017 and June 30, 2016:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2017	June 30, 2016	Fav/(Unfav)	June 30, 2017	June 30, 2016	Fav/(Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$67,443	$63,439	6%	$134,003	$124,754	7%
Real estate	6,933	5,322	30%	11,431	10,571	8%
Inter-segment elimination	(1,963)	(1,843)	(7)%	(3,567)	(3,618)	1%
Total revenue	72,413	66,918	8%	141,867	131,707	8%
Operating expense
Cinema exhibition	(54,102)	(50,648)	(7)%	(107,488)	(100,379)	(7)%
Real estate	(2,342)	(2,191)	(7)%	(4,377)	(4,332)	(1)%
Inter-segment elimination	1,963	1,843	7%	3,567	3,618	(1)%
Total operating expense	(54,481)	(50,996)	(7)%	(108,298)	(101,093)	(7)%
Depreciation and amortization
Cinema exhibition	(2,983)	(2,906)	(3)%	(5,916)	(5,800)	(2)%
Real estate	(959)	(823)	(17)%	(1,857)	(1,641)	(13)%
Total depreciation and amortization	(3,942)	(3,729)	(6)%	(7,773)	(7,441)	(4)%
General and administrative expense
Cinema exhibition	(570)	(765)	25%	(1,720)	(1,764)	2%
Real estate	(876)	(306)	(> 100)%	(1,146)	(508)	> 100%
Total general and administrative expense	(1,446)	(1,071)	(35)%	(2,866)	(2,272)	(26)%
Segment operating income
Cinema exhibition	9,788	9,120	7%	18,879	16,811	12%
Real estate	2,756	2,002	38%	4,051	4,090	(1)%
Total segment operating income	$12,544	$11,122	13%	$22,930	$20,901	10%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(110)	(99)	nm	(214)	(194)	nm
General and administrative expense	(4,674)	(4,935)	5%	(9,425)	(9,925)	5%
Interest expense, net	(1,787)	(1,762)	(1)%	(3,647)	(3,636)	-%
Equity earnings of unconsolidated joint ventures and entities	264	305	nm	518	608	nm
Gain on sale of assets	9,417	--	100%	9,417	393	> 100%
Gain on insurance recoveries	9,217	--	100%	9,217	--	100%
Other income/(expense)	27	(46)	nm	848	(104)	nm
Income before income taxes	24,898	4,585	> 100%	29,644	8,043	> 100%
Income tax expense	(5,846)	(1,663)	> 100%	(7,549)	(2,894)	> 100%
Net income	19,052	2,922	> 100%	22,095	5,149	> 100%
Less: net income/(loss) attributable to noncontrolling interests	20	(48)	nm	32	(50)	nm
Net income attributable to RDI common stockholders	$19,032	$2,970	> 100%	$22,063	$5,199	> 100%
Basic EPS	$0.82	$0.13	> 100%	$0.95	$0.22	> 100%

Consolidated and Non-Segment Results:

2nd Quarter and Six-Months Net Results

Revenue for the quarter ended June 30, 2017 increased by 8%, or $5.5 million, to $72.4 million and net income attributable to RDI common stockholders increased by $16.1 million, to $19.0 million.  EPS for the quarter ended June 30, 2017 increased by $0.69 to $0.82 from the prior-year quarter, mainly attributable to the following:  (i) $885,000 increase (net of tax effect) in segment operating income due to higher operating results (including the impact of business interruption insurance recoveries, offsetting the lost profits recognized during the 1st quarter of 2017), which increased our basic EPS by $0.04,  (ii) $6.7 million gain (net of tax effect) on the sale of Burwood asset, contributing a $0.29 increase in our basic EPS, and (iii) $8.4  million gain (net of tax effect) on insurance recoveries for Courtenay Central (net of business interruption recoveries), enhancing our basic EPS by $0.36.

Revenue for the six-months ended June 30, 2017 increased by 8%, or $10.2 million, to $141.9 million and net income attributable to RDI common stockholders increased by $16.9 million, to $22.1 million.  EPS for the first half of 2017 increased by $0.73 to $0.95 from the prior-year period, mainly attributable to the following:  (i) $1.3  million increase in segment operating income due to higher operating results, which increased our basic EPS by $0.06,  (ii) $6.4  million increase in gain (net of tax effect)  from the sale of Burwood asset (net of gain on Taupo sale during Q1 2016), contributing a $0.28 increase in our basic EPS, and (iii) $8.4  million gain (net of tax effect) on insurance recoveries for Courtenay Central (net of business interruption recoveries), enhancing our basic EPS by $0.36.

Non-Segment General & Administrative Expenses

General and administrative expense for the quarter and six months ended June 30, 2017 compared to the same period of the prior year decreased by 5% ($261,000) and 5% ($500,000), respectively.  This decrease mainly relates to the additional expenses paid in 2016 in connection with the 2015 year-end audit ($280,000 and $780,000 for the quarter and six months ended June 30, 2017, respectively).  Legal expenses incurred on the Derivative Litigation, the Cotter Employment Arbitration and other Cotter litigation during the quarter and six months ended June 30, 2017 totaled $387,000 and $1.0 million, respectively.  In 2016, expense related to the defense of the Derivative Litigation was substantially reimbursed from the Company’s Directors and Officers’ (“D&O”) Insurance Program.

Gain on Sale of Assets

$9.4 million represented our full recognition of the transaction gain triggered by the additional payment from Frasers, the buyer of our Burwood property in Australia.  During the 1st quarter of 2016, we recognized a gain of $393,000 (NZ$585,000) relating to our Taupo property in New Zealand.

Gain on Insurance Recoveries

$9.2 million represented the gain recognized on final insurance settlement relating to the earthquake damage on our Courtenay Central parking structure (excluding business interruption insurance recoveries).

Income Tax Expense

Income tax expense for the quarter and six months ended June 30, 2017 increased by $4.2 million and $4.7 million, respectively, compared to equivalent prior-year period.  The differences are primarily due to significant increase in pre-tax income, offset by foreign earnings considered indefinitely reinvested, decrease in valuation allowance, and non-taxable income from insurance proceeds.  The table below summarizes the increase and decrease to income tax expense for the quarter and six months ended June 30, 2017 and June 30, 2016:

	June 30, 2017
(Dollars in thousands)	For the quarter ended	For the six months ended
Pretax Income - Increase (Decrease)	$20,313	$21,601

Expected tax provision	6,906	7,344
Foreign earnings considered indefinitely reinvested	(708)	(758)
Decrease in valuation allowance	(752)	(590)
Non-Taxable Insurance Proceeds	(1,413)	(1,413)
Other	150	72
Increase in Income Tax Expense	$4,183	$4,655

Business Segment Results

At June 30, 2017, we owned and operated 54 cinemas with 436 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated four ETCs located in Belmont (a suburb of Perth),  Auburn (a suburb of Sydney)  and Townsville in Australia and Wellington in New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (plus our fourth live theatre that was closed at the end of 2015 as part of the Union Square property redevelopment), (iii) owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3, (iv) held for development an additional four parcels aggregating approximately 70.4 acres located in New Zealand, and (v) owned a  50% managing member interest in a limited liability company which in turn owns a 202-acre property that is zoned approximately 150 acres for single-family residential use (maximum  of 550 homes) and approximately 50 acres for high density mixed use in the U.S.  In addition, we continue to hold various properties that had been previously used in our historic railroad operations.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand dollar both strengthened against US Dollar by 3% and 5%, respectively, comparing the average exchange rate movements during the first half of 2017 to those during the same period of 2016.  This had the effect of increasing the value of our Australian and New Zealand assets, liabilities, revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2017 and 2016, respectively:

		Quarter Ended				Six Months Ended				% Change - Fav/(Unfav)
(Dollars in thousands)		June 30, 2017	% of Revenue	June 30, 2016	% of Revenue	June 30, 2017	% of Revenue	June 30, 2016	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$20,745	15%	$20,983	17%	$43,971	33%	$42,779	34%	(1)%	3%
	Concessions revenue	10,572	8%	10,163	8%	21,307	16%	20,295	16%	4%	5%
	Advertising and other revenue	2,108	2%	1,869	1%	4,383	3%	4,001	3%	13%	10%
		$33,425	25%	$33,015	26%	$69,661	52%	$67,075	54%	1%	4%
Australia	Admissions revenue	$16,056	12%	$14,445	12%	$32,030	24%	$27,743	22%	11%	15%
	Concessions revenue	7,651	6%	6,492	5%	14,914	11%	12,658	10%	18%	18%
	Advertising and other revenue	1,718	1%	1,477	1%	3,437	3%	3,017	2%	16%	14%
		$25,425	19%	$22,414	18%	$50,381	38%	$43,418	35%	13%	16%
New Zealand	Admissions revenue	$5,075	4%	$5,455	4%	$8,741	7%	$9,684	8%	(7)%	(10)%
	Concessions revenue	2,250	2%	2,165	2%	3,667	3%	3,859	3%	4%	(5)%
	Advertising and other revenue	1,269	1%	389	0%	1,554	1%	718	1%	nm	nm %
		$8,594	6%	$8,009	6%	$13,962	10%	$14,261	11%	7%	(2)%

Total revenue		$67,444	50%	$63,438	51%	$134,004	100%	$124,754	100%	6%	7%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(11,129)	8%	$(11,152)	9%	$(23,311)	17%	$(22,868)	18%	0%	(2)%
	Concession cost	(2,125)	2%	(1,795)	1%	(4,152)	3%	(3,515)	3%	(18)%	(18)%
	Occupancy expense	(6,905)	5%	(6,526)	5%	(13,834)	10%	(13,021)	10%	(6)%	(6)%
	Other operating expense	(9,933)	7%	(9,093)	7%	(20,291)	15%	(18,481)	15%	(9)%	(10)%
		$(30,092)	22%	$(28,566)	23%	$(61,588)	46%	$(57,885)	46%	(5)%	(6)%
Australia	Film rent and advertising cost	$(7,674)	6%	$(6,850)	5%	$(14,979)	11%	$(13,027)	10%	(12)%	(15)%
	Concession cost	(1,592)	1%	(1,343)	1%	(3,184)	2%	(2,588)	2%	(19)%	(23)%
	Occupancy expense	(3,687)	3%	(3,465)	3%	(7,374)	6%	(6,841)	5%	(6)%	(8)%
	Other operating expense	(5,135)	4%	(4,644)	4%	(10,157)	8%	(9,462)	8%	(11)%	(7)%
		$(18,088)	13%	$(16,302)	13%	$(35,694)	27%	$(31,918)	26%	(11)%	(12)%
New Zealand	Film rent and advertising cost	$(2,433)	2%	$(2,584)	2%	$(4,067)	3%	$(4,417)	4%	6%	8%
	Concession cost	(547)	0%	(515)	0%	(845)	1%	(926)	1%	(6)%	9%
	Occupancy expense	(1,251)	1%	(1,194)	1%	(2,125)	2%	(2,323)	2%	(5)%	9%
	Other operating expense	(1,691)	1%	(1,486)	1%	(3,167)	2%	(2,910)	2%	(14)%	(9)%
		$(5,922)	4%	$(5,779)	5%	$(10,204)	8%	$(10,576)	8%	(2)%	4%

Total operating expense		$(54,102)	40%	$(50,647)	41%	$(107,486)	80%	$(100,379)	80%	(7)%	(7)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,460)	1%	$(1,456)	1%	$(2,870)	2%	$(2,926)	2%	(0)%	2%
	General and administrative expense	(282)	0%	(527)	0%	(1,104)	1%	(1,241)	1%	46%	11%
		$(1,742)	1%	$(1,983)	2%	$(3,974)	3%	$(4,167)	3%	12%	5%
Australia	Depreciation and amortization	$(1,086)	1%	$(1,041)	1%	$(2,167)	2%	$(2,061)	2%	(4)%	(5)%
	General and administrative expense	(281)	0%	(227)	0%	(605)	0%	(532)	0%	(24)%	(14)%
		$(1,367)	1%	$(1,268)	1%	$(2,772)	2%	$(2,593)	2%	(8)%	(7)%
New Zealand	Depreciation and amortization	$(437)	0%	$(409)	0%	$(879)	1%	$(813)	1%	(7)%	(8)%
	General and administrative expense	(8)	0%	(11)	0%	(14)	0%	9	0%	nm	nm
		$(445)	0%	$(420)	0%	$(893)	1%	$(804)	1%	(6)%	(11)%

Total depreciation, amortization, general and administrative expense	$(3,554)	3%	$(3,671)	3%	$(7,639)	6%	$(7,564)	6%	3%	(1)%
OPERATING INCOME - CINEMA
United States	$1,591	1%	$2,466	2%	$4,099	3%	$5,023	4%	(35)%	(18)%
Australia	5,970	4%	4,844	4%	11,915	9%	8,907	7%	23%	34%
New Zealand	2,227	2%	1,810	1%	2,865	2%	2,881	2%	23%	(1)%
Total Cinema operating income	$9,788	7%	$9,120	7%	$18,879	14%	$16,811	13%	7%	12%

2nd Quarter Results:

Segment operating income

Cinema segment operating income increased by 7%,  or $668,000, to $9.8 million for the quarter ended June 30, 2017 compared to June 30, 2016, primarily driven by higher admissions and concessions revenues in our Australian operations, in addition to favorable foreign currency movements of our foreign operations.  Please refer below for further detailed explanation.

Revenue

Cinema revenue increased by 6%, or $4.0 million, to $67.4 million for the quarter ended June 30, 2017 compared to June 30, 2016, primarily attributable to higher attendance in our Australian cinemas and business interruption insurance proceeds recognized for Courtenay Central in our New Zealand operations, in addition to the positive impact from stronger foreign exchange rates.

•

The quarter revenue in the United States remained flat, with a minimal increase of 1%, or $410,000, as a result of the offsetting impact of an increase in average ticket prices and a  decrease in attendance due to weaker film slate.

•	Australia’s cinema revenue increased by 13%, or $3.0 million, primarily due to significant increase in attendance and the favorable impact of stronger foreign exchange rates.
•

In New Zealand, cinema revenue increased by 7%, or $585,000, mainly due to business interruption insurance proceeds ($861,000 or NZ$1.2 million) and the favorable impact from stronger foreign exchange rates, offset by the reduction in ticket prices and decrease in attendance.

Operating expense

Operating expense for the quarter ended June 30, 2017 increased by 7%,  or $3.5 million, primarily attributable to (i) higher film rent and advertising costs due to higher admissions revenue and (ii)  higher concession costs, in addition to unfavorable impact of foreign currency movements.

Operating expense as a percentage of gross revenue remained stable at 80%, in line with our expectations.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2017  remained consistent, with a minimal decrease of 3%, or  $117,000.

Six-Month Results:

Segment operating income

Cinema segment operating income increased 12%,  or $2.1 million, to $18.9 million for the six months ended June 30, 2017 compared to June 30, 2016, primarily driven by higher admissions and concessions revenues on our Australian operations,  in addition to favorable foreign currency movements of our foreign operations. Please refer below for further detailed explanation.

Revenue

Cinema revenue increased by 7%, or $9.3 million, to $134.0 million for the six months ended June 30, 2017 compared to June 30, 2016, primarily attributable to higher attendance in our U.S. and Australian operations and business interruption insurance proceeds for Courtenay Central in New Zealand, in addition to positive impact from stronger foreign exchange rates.

•	Revenue in the United States increased by 4%, or $2.6 million, primarily driven by an increase in average ticket prices.
•	Australia’s cinema revenue increased by 16%, or $7.0 million, primarily due to a significant increase in attendance and the favorable impact of stronger foreign exchange rates.
•

In New Zealand, cinema revenue decreased by 2%, or $299,000, mainly due to a  reduction in ticket prices and the impact of the temporary closure of Courtenay Central Cinemas during the 1st Quarter of 2017 (which re-opened in late March 2017).  These were offset by a  favorable impact from stronger foreign exchange rates  and business interruption insurance proceeds recognized in the 2nd Quarter of 2017.

Operating expense

Operating expense for the six months ended June 30, 2017 increased by 7%, or  $7.1 million, primarily attributable to (i) higher film rent and advertising costs due to higher admissions revenue, and (iii) higher concession costs, in addition to unfavorable impact of foreign currency movements.

Operating expense as a percentage of gross revenue remained stable at 80%, in line with our expectations.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2017 remained consistent, with a minimal increase by 1%, or $75,000.

Real Estate

The following table details our real estate segment operating results for the quarter and six months ended June 30, 2017 and 2016, respectively:

		Quarter Ended				Six Months Ended				% Change - Fav / (Unfav)
(Dollars in thousands)		June 30, 2017	% of Revenue	June 30, 2016	% of Revenue	June 30, 2017	% of Revenue	June 30, 2016	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theater rental and ancillary income	$1,353	20%	$729	14%	$1,846	16%	$1,496	14%	86%	23%
	Property rental income	104	2%	103	2%	198	2%	196	2%	1%	1%
		1,457	21%	832	16%	2,044	18%	1,692	16%	75%	21%
Australia	Property rental income	3,848	56%	3,322	62%	7,434	65%	6,631	63%	16%	12%
New Zealand	Property rental income	1,628	23%	1,168	22%	1,953	17%	2,249	21%	39%	(13)%

Total revenue		$6,933	100%	$5,322	100%	$11,431	100%	$10,572	100%	30%	8%
OPERATING EXPENSE
United States	Live theater cost	$(355)	5%	$(547)	10%	$(564)	5%	$(1,093)	10%	35%	48%
	Property cost	(69)	1%	38	-1%	(179)	2%	(45)	0%	nm	nm
	Occupancy expense	(170)	2%	(115)	2%	(317)	3%	(219)	2%	(48)%	(45)%
		(594)	9%	(624)	12%	(1,060)	9%	(1,357)	13%	5%	22%
Australia	Property cost	(735)	11%	(576)	11%	(1,496)	13%	(1,058)	10%	(28)%	(41)%
	Occupancy expense	(519)	7%	(577)	11%	(1,056)	9%	(1,088)	10%	10%	3%
		(1,254)	18%	(1,153)	22%	(2,552)	22%	(2,146)	20%	(9)%	(19)%
New Zealand	Property cost	(347)	5%	(271)	5%	(476)	4%	(511)	5%	(28)%	7%
	Occupancy expense	(145)	2%	(144)	3%	(289)	3%	(317)	3%	(1)%	9%
		(492)	7%	(415)	8%	(765)	7%	(828)	8%	(19)%	8%

Total operating expense		$(2,340)	34%	$(2,192)	41%	$(4,377)	38%	$(4,331)	41%	(7)%	(1)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(141)	2%	$(75)	1%	$(231)	2%	$(160)	2%	nm	nm
	General and administrative expense	(456)	7%	(25)	0%	(456)	4%	4	0%	nm	nm
		(597)	9%	(100)	2%	(687)	6%	(156)	1%	nm	nm
Australia	Depreciation and amortization	$(633)	9%	$(513)	10%	$(1,252)	11%	$(1,017)	10%	(23)%	(23)%
	General and administrative expense	(412)	6%	(271)	5%	(673)	6%	(495)	5%	(52)%	(36)%
		(1,045)	15%	(784)	15%	(1,925)	17%	(1,512)	14%	(33)%	(27)%
New Zealand	Depreciation and amortization	(186)	3%	(234)	4%	(373)	3%	(464)	4%	21%	20%
	General and administrative expense	(9)	0%	(10)	0%	(19)	0%	(19)	0%	10%	-%
		(195)	3%	(244)	5%	(392)	3%	(483)	5%	20%	19%
Total depreciation, amortization, general and administrative expense		$(1,837)	26%	$(1,128)	21%	$(3,004)	26%	$(2,151)	20%	(63)%	(40)%
OPERATING INCOME - REAL ESTATE
United States		$266	4%	$108	2%	$297	3%	$179	2%	146%	66%
Australia		1,549	22%	1,385	26%	2,957	26%	2,973	28%	12%	(1)%
New Zealand		941	14%	509	10%	796	7%	938	9%	85%	(15)%
Total real estate operating income		$2,756	40%	$2,002	38%	$4,050	35%	$4,090	39%	38%	(1)%

2nd Quarter Results:

Segment operating income

Real estate segment operating income increased by 38%, or $754,000, to $2.8 million for the quarter ended June  30, 2017 compared to June 30, 2016, primarily attributable to a  gain on insurance recoveries from our business interruption claim for Courtenay Central ETC ($688,000) and the STOMP settlement proceeds received ($675,000), offset by a  significant increase in our segment general & administrative expenses due to increased salary and staff costs as we continue to develop our Real Estate segment.    Please refer below for further explanation.

Revenue

Real estate revenue for the quarter considerably increased by 30%, or $1.6 million, mainly driven by our business interruption insurance recoveries for our Courtenay Central ETC ($688,000) and the additional instalment from STOMP ($675,000)  as part of the legal settlement, in addition to favorable impact of foreign currency movements on our Australian and New Zealand operations.  These were offset by the decrease in property rental income due to the temporary closure of our Courtenay Central ETC (lost revenue during the 1st Quarter of 2017, which was offset by the business interruption insurance recoveries recorded in the 2nd Quarter of 2017).

Operating expense

Operating expense for the quarter ended June 30, 2017 increased by 7%, or $148,000,  mainly as a result of increases in property-related costs in Australia and New Zealand, offset by the reduction in legal fees in the U.S. Higher legal fees in 2016 were pertaining the STOMP Arbitration, for which a settlement agreement was reached by both parties in September 2016.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2017 increased by 63%, or $709,000, primarily driven by (i) increased depreciation expense due to capital enhancements and (ii) increased salary costs due to staff expansion and travel expenses as we continue to develop our Real Estate capacity in Australia and New Zealand.

Six-Month Results:

Segment operating income

Real estate segment operating income remained flat for the six months ended June  30, 2017 compared to June 30, 2016, primarily attributable to the offsetting impact of the gain on insurance recoveries from our business interruption claim for Courtenay Central ETC and the STOMP settlement, versus increases in property, payroll and travel expenses in relation to expanding our real estate activities across our three operating jurisdictions.  Please refer below for further explanation.

Revenue

Real estate revenue for the first half of 2017 increased by 8%, or  $859,000, mainly driven by business interruption insurance recoveries for our Courtenay Central ETC and the additional instalment from STOMP as part of our 2016 legal settlement, in addition to the favorable impact of foreign currency movements on our Australian and New Zealand operations.  These were offset by the decrease in property rental income due to the temporary closure of our Courtenay Central ETC and the demolition of the adjacent parking building.

Operating expense

Operating expense for the six months ended June 30, 2017 remained flat, with a minimal increase of 1%, or $45,000, due to the offsetting effects of: (i) increases in property-related costs in Australia and (ii) reduction in legal fees in the U.S.   Higher legal fees in 2016 were pertaining the STOMP Arbitration, for which a settlement agreement was reached by both parties in September 2016.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2017 increased by 40%, or $853,000, primarily driven by (i) increased depreciation expense due to capital enhancements and (ii) increased salary costs due to staff expansion and travel expenses as we continue to develop our Real Estate capacity.

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

The changes in cash and cash equivalents are discussed as follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$5,988	$8,468
Net cash provided by/(used in) investing activities	6,836	(23,306)
Net cash (used in)/provided by financing activities	(18,720)	4,251
Effect of exchange rate changes on cash and cash equivalents	(46)	509
Decrease in cash and cash equivalents	$(5,942)	$(10,078)

Operating activities

Cash provided by operating activities for the first half of 2017 decreased by $2.5 million, to $6.1,  primarily driven by higher cash outflows during the quarter relating to certain expenses already accrued in 2016 including:  (i) litigation costs $1.9 million  and (ii) film rent payables $1.7 million. These were offset by a $659,000 increase in operational cash flows due to higher operating results.

Investing activities

Cash used in investing activities during the six months ended June 30, 2017 increased by $30.1 million compared to same period of 2016, to net cash provided of $6.8 million, primarily due to final insurance settlement relating to our Courtenay Central earthquake damage ($18.4 million, net of business interruption recoveries), and partial repayment from Frasers relating to the sale of our Burwood property ($16.6 million), offset by expenditures relating to the demolition and disposal of the parking building adjacent to our Courtney Central ETC in Wellington, New Zealand ($3.2 million).

Financing Activities

The $18.8 million net cash used in financing activities during the six months ended June 30, 2017 was primarily related to $15.4 million repayments of borrowings (net of $22.9 million of new borrowings) and $3.4 million in stock repurchases.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At  June 30, 2017, our consolidated cash and cash equivalents totaled $13.1 million.  Of this amount, $4.0 million and $1.2 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows and lines of credit.  As noted in the succeeding table, we have $74.8 million unused/unrestricted capacity of credit facilities at June 30, 2017.  In addition, we have $49.5 million and $13.2 million (NZ$18.0 million) unused capacity for Union Square development uses and construction funding for New Zealand, respectively.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the six months ended June 30, 2017 and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2017	2016	2015	2014	2013
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$13,075	$19,017	$19,702	$50,248	$37,696
Unused borrowing facility	137,521	117,599	70,134	45,700	19,400
Restricted for capital projects(1)	62,680	62,024	10,263	--	--
Unrestricted capacity	74,841	55,575	59,871	45,700	19,400
Total resources at period end	150,596	136,616	89,836	95,948	57,096
Total unrestricted resources at period end	87,916	74,592	79,573	95,948	57,096
Debt-to-Equity Ratio
Total contractual facility	$272,292	$266,134	$207,075	$201,318	$187,860
Total debt (gross of deferred financing costs)	134,771	148,535	130,941	164,036	168,460
Current	8,058	567	15,000	38,104	75,538
Non-current	126,713	147,968	115,941	125,932	92,922
Total book equity	174,340	146,615	138,951	133,716	123,531
Debt-to-equity ratio	0.77	1.01	0.94	1.23	1.36
Changes in Working Capital
Working capital (deficit)	$(6,566)	$6,655	$(35,581)	$(15,119)	$(75,067)
Current ratio	0.89	1.10	0.51	0.84	0.43
Capital Expenditures (including acquisitions)	$24,824	$49,166	$53,119	$14,914	$20,082

(1) This relates to the construction facilities specifically negotiated for: (i) Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2017:

(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Debt(1)	$307	$8,139	$89,152	$246	$258	$8,756	$106,858
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Tax settlement liability	--	--	--	--	2,686	--	2,686
Pension liability	2,221	684	684	684	684	3,043	8,000
Village East purchase option(3)	--	--	--	--	5,900	--	5,900
Lease obligations	23,358	27,148	24,776	18,136	14,348	126,678	234,444
Estimated interest on debt (2)	2,738	5,457	4,531	1,837	1,825	9,668	26,056
Total	$28,624	$41,428	$119,143	$20,903	$25,701	$176,058	$411,857

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

At June 30, 2017, approximately 43% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.2 million in cash and cash equivalents.  At December 31, 2016, approximately 42% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $8.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $8.4 million for the six months ended June 30, 2017.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 80% and 74% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $14.1 million and $4.9 million, respectively, and the change in our quarterly net income would be $1.5 million and $0.7, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2017 and December 31, 2016,  the balance of cumulative foreign currency translation adjustments was approximately $23.2 million gain and $14.8 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $102,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were  no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In a Petition filed with the California Court on or about July 12, 2017 (the “GAL Petition”), and at a hearing held on August 1-2, 2017, relating to other contested matters, the guardian ad litem (“GAL”) expressed to the California Court his view that the interests of the Cotter Grandchildren (the children of Margaret Cotter and Mr. Cotter, Jr.) would be best served by a sale at this time of the Class B Voting Stock held by the Cotter Living Trust and that he would recommend the appointment of a trustee ad litem (a “TAL”) to conduct a public sale of such Class B Voting Stock structured to open the sales process to interested purchasers general, but at the same time provide an opportunity for such Class B Voting Stock to be retained within the control of Ellen Cotter and Margaret Cotter.

Ellen Cotter and Margaret Cotter have requested an evidentiary hearing on the GAL Petition and the related Ex Parte Petition.   Mr. Cotter, Jr., has opposed Ellen Cotter and Margaret Cotter’s request for an evidentiary hearing, and requested that the California Court promptly grant his Ex Parte Petition without allowing any such evidentiary hearing.  No hearing has been scheduled, and it is currently uncertain whether the California Court will honor Ellen Cotter and Margaret Cotter’s request for an evidentiary hearing.

Our Company has advised the California Court that our Company supports the request by Ellen Cotter and Margaret Cotter for an evidentiary hearing on the issues of if, when and/or how the potentially controlling interest in our Company should be sold and that, in the view of our Board of Directors, it is in the best interests of our Company and stockholders generally that our Company be permitted to continue to execute on the Three Year Business Strategy approved by our Board on February 18, 2017.  Accordingly, there is a risk that, without any further hearing on the matter, the California Court will order the appointment of a trustee ad litem to investigate the sale and potentially to sell control of our Company to an as of yet unidentified purchaser, in which case no assurances could be given that our Company would be able, or be permitted by any such new controlling stockholder, to continue to execute on our Three Year Business Strategy.    We have advised the California Court that our Board has a fiduciary duty to our Company and our stockholders generally to see that that Three Year Business Strategy is realized and not disrupted or dismantled.   We are unclear at this time as to whether any such sale, if ordered by the California Court, would be ultimately subject to further approval by the California Court once the terms of sale were established, or whether full authority to sell would be delegated to the TAL.

We are advised by Margaret Cotter and Ellen Cotter that they are opposed to any sale at this time of any of the Class B Voting Stock owned by the Cotter Living Trust.   They have further advised that they believe that a sale of the Class B Voting Stock owned by the Cotter Living Trust would be inconsistent with the applicable trust documents and the intentions of their father, James J. Cotter, Sr.  We understand that Mr. Cotter, Jr., is of the view such shares should be offered for sale in an auction process which would allow the participation of multiple bidders.   We are advised by Margaret Cotter and Ellen Cotter that, if there is a judicially ordered disposition of the Class B Voting Stock previously owned by James J. Cotter, Sr., they intend to participate as a bidder in any such disposition process, to seek to retain control of our Company within the Cotter Family, and to preserve and continue on the execution of our Company’s Three Year Business Plan.  We are advised by Mr. Cotter, Jr., that he opposes a buy-out by Ellen Cotter and Margaret Cotter of the Class B Voting Stock beneficially owned by his  children (representing three-fifths of the Class B Voting Stock held by the Cotter Living Trust) and that he has requested the California Court, if the California Court were to consider a potential buy-out of his children’s interest in the Class B Voting Stock held by the Cotter Living Trust,  by Margaret Cotter and Ellen Cotter, that he be given the same opportunity to buy-out Margaret’s children’s shares at an appropriate price.

Mr. Cotter, Jr., voted against the adoption of our Company’s Three Year Business Strategy and continues to prosecute his derivative action against the other members of our Board of Directors and our Company.

On August 7, 2017, our Board of Directors appointed a Special Independent Committee to, among other things, review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, responding to or relating to any potential change of control transaction relating to a sale by the Cotter Living Trust of its holdings of Class B Voting Stock.   The Special Independent Committee has not, however, been delegated any authority to issue or to obligate the Company to issue any shares of our Company’s stock, or to approve any merger, consolidation or liquidation of our Company.   Directors Judy Codding, William Gould and Douglas McEachern have been appointed to serve on this

Special Independent Committee.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases under the March 2, 2017 stock repurchase program for the six months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$ 15.99	41,899	$ 24,330,149
May 2017	98,816	$ 15.78	98,816	$ 22,771,316
June 2017	70,234	$ 16.39	70,234	$ 21,620,212
Total	210,949	$ 16.02	210,949	$ 21,620,212

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

Date:August 8, 2017

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:August 8, 2017

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer