Form 10-Q
period 2017-09-30
READING INTERNATIONAL INC
filed 2017-11-07
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 6, 2017, there were 21,184,863 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1  – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2017	2016(1)
ASSETS
Current Assets:
Cash and cash equivalents	$8,896	$19,017
Receivables	36,191	8,772
Inventory	1,169	1,391
Prepaid and other current assets	4,329	5,787
Land held for sale	--	37,674
Total current assets	50,585	72,641
Operating property, net	225,631	211,886
Investment and development property, net	73,751	43,687
Investment in unconsolidated joint ventures	5,339	5,071
Goodwill	20,438	19,828
Intangible assets, net	8,909	10,037
Deferred tax asset, net	28,907	28,667
Other assets	4,501	13,949
Total assets	$418,061	$405,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$21,030	$26,479
Film rent payable	6,390	10,528
Debt – current portion	8,084	567
Taxes payable – current	2,163	3,523
Deferred current revenue	7,635	10,758
Other current liabilities	11,660	14,131
Total current liabilities	56,962	65,986
Debt – long-term portion	111,939	115,707
Subordinated debt, net	27,501	27,340
Noncurrent tax liabilities	20,808	19,953
Other liabilities	26,056	30,165
Total liabilities	243,266	259,151
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,946,569 issued and 21,184,863 outstanding at September 30, 2017, and 32,856,267 issued and 21,497,717 outstanding at December 31, 2016	231	230
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2017 and December 31, 2016	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2017 and December 31, 2016	--	--
Additional paid-in capital	145,504	144,569
Retained earnings	25,298	1,680
Treasury shares	(22,849)	(16,374)
Accumulated other comprehensive income	22,399	12,075
Total Reading International, Inc. stockholders’ equity	170,600	142,197
Noncontrolling interests	4,195	4,418
Total stockholders’ equity	174,795	146,615
Total liabilities and stockholders’ equity	$418,061	$405,766

See accompanying Notes to Unaudited Consolidated Financial Statements.

 (1) Certain 2016 balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016(1)	2017	2016(1)
Revenue
Cinema	$62,059	$67,825	$196,062	$192,579
Real estate	4,028	3,490	11,892	10,443
Total revenue	66,087	71,315	207,954	203,022
Costs and expenses
Cinema	(49,591)	(52,103)	(153,512)	(148,864)
Real estate	(2,881)	(2,296)	(7,258)	(6,628)
Depreciation and amortization	(4,137)	(4,131)	(12,124)	(11,766)
General and administrative	(5,840)	(6,175)	(18,131)	(18,372)
Total costs and expenses	(62,449)	(64,705)	(191,025)	(185,630)
Operating income	3,638	6,610	16,929	17,392
Interest expense, net	(1,663)	(1,553)	(5,310)	(5,190)
Gain on sale of assets	--	--	9,417	393
Gain on insurance recoveries	--	--	9,217	--
Other income (expense)	89	(12)	937	(115)
Income before income tax expense and equity earnings of unconsolidated joint ventures	2,064	5,045	31,190	12,480
Equity earnings of unconsolidated joint ventures	136	200	654	808
Income before income taxes	2,200	5,245	31,844	13,288
Income tax expense	(742)	(1,328)	(8,291)	(4,222)
Net income	$1,458	$3,917	$23,553	$9,066
Less: net income (loss) attributable to noncontrolling interests	(98)	62	(66)	12
Net income attributable to Reading International, Inc. common shareholders	$1,556	$3,855	$23,619	$9,054
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.07	$0.17	$1.02	$0.39
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.07	$0.16	$1.01	$0.38
Weighted average number of shares outstanding–basic	22,968,017	23,334,892	23,101,619	23,334,892
Weighted average number of shares outstanding–diluted	23,212,632	23,532,796	23,346,234	23,532,796

See accompanying Notes to Unaudited Consolidated Financial Statements.

(1) Certain 2016 balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016(1)	2017	2016(1)
Net income	$1,458	$3,917	$23,553	$9,066
Foreign currency translation gain	1,791	5,042	10,192	9,310
Others	51	54	151	118
Comprehensive income	3,300	9,013	33,896	18,494
Less: net income (loss) attributable to noncontrolling interests	(98)	62	(66)	12
Less: comprehensive income (loss) attributable to noncontrolling interests	33	8	20	14
Comprehensive income attributable to Reading International, Inc.	$3,365	$8,943	$33,942	$18,468

See accompanying Notes to Unaudited Consolidated Financial Statements.

(1) Certain 2016 balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications)

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,	September 30,
	2017	2016(1)
Operating Activities
Net income	$23,553	$9,066
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(654)	(808)
Distributions of earnings from unconsolidated joint ventures	636	779
Gain recognized on foreign currency transactions	(910)	--
Gain on sale of assets	(9,417)	(393)
Gain on insurance recoveries	(9,217)	--
Change in net deferred tax assets	127	(3,782)
Depreciation and amortization	12,124	11,766
Other amortization	1,840	1,409
Stock based compensation expense	730	449
Net changes in operating assets and liabilities:
Receivables	1,593	2,092
Prepaid and other assets	1,745	(738)
Accounts payable and accrued expenses	(5,701)	(2,783)
Film rent payable	(4,347)	(3,089)
Taxes payable	(1,695)	2,142
Deferred revenue and other liabilities	(1,652)	(1,594)
Net cash provided by operating activities	8,755	14,516
Investing Activities
Demolition costs of operating property	(3,510)	--
Insurance recoveries relating to property damage and demolition costs	18,415	--
Purchases of and additions to operating and investment properties	(44,531)	(35,682)
Change in restricted cash	36	(848)
Distributions of investment in unconsolidated joint ventures	125	190
Disposal of investment in unconsolidated joint ventures	(337)	--
Proceeds from sale of assets	16,606	831
Net cash used in investing activities	(13,196)	(35,509)
Financing Activities
Repayment of long-term borrowings	(46,629)	(40,802)
Proceeds from borrowings	47,706	52,396
Capitalized borrowing costs	--	(785)
Repurchase of Class A Nonvoting Common Stock	(6,475)	--
Proceeds from the exercise of stock options	207	--
Noncontrolling interest contributions	63	268
Noncontrolling interest distributions	(240)	(194)
Net cash (used in)/provided by financing activities	(5,368)	10,883
Effect of exchange rate changes on cash and cash equivalents	(312)	388
Net decrease in cash and cash equivalents	(10,121)	(9,722)
Cash and cash equivalents at January 1	19,017	19,702
Cash and cash equivalents at September 30	$8,896	$9,980
Supplemental Disclosures
Interest paid	$4,489	$3,053
Income taxes paid	7,371	5,288

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

Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate activities, we hold undeveloped land in urban and suburban centers in New Zealand and the United States.

The table below summarizes the results of operations for each of our business segments for the quarter and nine months ended September 30, 2017 and 2016, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Cinema exhibition	$62,059	$67,825	$196,062	$192,579
Real estate	6,036	5,390	17,467	15,961
Inter-segment elimination	(2,008)	(1,900)	(5,575)	(5,518)
	$66,087	$71,315	$207,954	$203,022
Segment operating income:
Cinema exhibition	$6,703	$9,726	$25,581	$26,536
Real estate	1,549	1,755	5,600	5,844
	$8,252	$11,481	$31,181	$32,380

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Segment operating income	$8,252	$11,481	$31,181	$32,380
Unallocated corporate expense
Depreciation and amortization expense	(108)	(102)	(321)	(295)
General and administrative expense	(4,506)	(4,769)	(13,931)	(14,693)
Interest expense, net	(1,663)	(1,553)	(5,310)	(5,190)
Equity earnings of unconsolidated joint ventures	136	200	654	808
Gain on sale of assets	--	--	9,417	393
Gain on insurance recoveries	--	--	9,217	--
Other income (expense)	89	(12)	937	(115)
Income before income tax expense	$2,200	$5,245	$31,844	$13,288

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year-ended December 31, 2016 (“2016 Form 10-K”).  All significant intercompany balances and transactions have been eliminated on consolidation.  These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Reclassifications

Certain reclassifications have been made in the 2016 comparative information in our consolidated financial statements and accompanying notes to conform to the 2017 presentation.  These reclassifications relate to the following items, for which we assessed to be allowable under Regulation S-X, Rule 10.01 due to immaterial balances:

(i)	reclassification of Investment in Reading International Trust I as part of “Other assets” line in our consolidated balance sheets;
(ii)	net-off of interest income against interest expense in our consolidated statements of income;
(iii)	combination of certain components in our consolidated statements of comprehensive income into one line, called “Others”; and,
(iv)	combination of certain amortization items in our consolidated statement of cash flows (under Operating Activities section) into a singular line, called “Other amortization”.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

On January 1, 2017, the Company adopted ASU 2016-09,  Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This new guidance, which became effective for fiscal years beginning after December 15, 2016, provides for the simplification of several aspects of the accounting for share-based payment transactions, including (i) accounting for tax benefits in excess of compensation cost and tax deficiencies, (ii) accounting for forfeitures, and (iii) classification on the statement of cash flows. The only significant impact of the adoption of this new guidance to us is the immediate recognition of excess tax benefits (or “windfalls”) and tax deficiencies (or “shortfalls”) in the consolidated statement of income.  Previously, (i) tax windfalls were recorded in additional paid-in capital (“APIC”) in the consolidated statement of stockholders’ equity and (ii) tax shortfalls were recorded in APIC to the extent of previous windfalls and then to the consolidated statement of income.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This new guidance removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. The new guidance is effective for the Company on January 1, 2020, including interim periods within the year of adoption.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

Also, in January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU provides that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset  is not a “business”, thus reducing the number of transactions that need further evaluation for business combination.   This becomes effective for the Company on January 1, 2018.   We do not expect the ASU 2017-01 to be applicable to our consolidated financial statements in the near term unless we enter into a definitive business acquisition transaction.

Further, in January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  This ASU requires issuers to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period.   In accordance with this disclosure requirement, we provide below our initial analysis of the impact of the following recently issued standards (including any amendments prior to adoption) that are effective in future periods:

1.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) – FASB issued this new guidance, which becomes effective for us beginning January 1, 2018, to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  We do not currently believe the proposed guidance will have a material impact to our cinema exhibition business.  We are in the process of completing an analysis to ensure full compliance prior to the effective date.  In regards to ASUs subsequently issued that amend or are related to ASU 2014-09, we disclose our initial analysis as follows:

•

ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (Subtopic 405-20) – FASB issued this new guidance on extinguishment of liabilities, which becomes effective to us beginning January 1, 2018, related to prepaid stored-value products (such as our gift cards and gift certificates) based on the same breakage model required by Topic 606, Revenue from Contracts with Customers.  Accordingly, issuers will be required to recognize the expected breakage amount (i.e., derecognize the liability) either (1) proportionally in earnings as redemptions occur, or (2) when redemption is remote. While this guidance is not applicable until 2018, we have effectively applied this through our recording of the gift card breakage income as a change in accounting policy as reported in our 2016 Form 10-K with retrospective application to January 1, 2014. As a result, we do not anticipate that the adoption of ASU 2016-04 will have a material impact on the Company’s consolidated financial statements and related disclosures.

•

ASU 2016-08, Principal vs Agent Considerations (Reporting Revenue Gross versus Net) (Topic 606) – FASB issued this amendment to the principal versus agent guidance in the new revenue standard to clarify that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer.  We do not anticipate that the adoption of ASU 2016-08 will have a material impact on our consolidated financial statements and related disclosures.

2.

ASU 2016-02, Leases (Topic 842) – This new guidance, which becomes effective for us by January 1, 2019, establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of this new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material since a majority of our operating cinemas are on a  leased-facility model.  We have developed an implementation plan. Significant implementation matters that we are addressing include(i) assessment of lease population, (ii) determination of appropriate discount rate to use and (ii) assessment of renewal options to include in the initial lease term.

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2017. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

As indicated previously, our overall operating strategy is to conduct business mostly on a self-funding basis (except for funds used to pay an appropriate share of our U.S. corporate overhead).  As such, we do not use derivative financial instruments to hedge against the risk of foreign currency exposure.  However, in certain circumstances, we may decide to move funds between jurisdictions where circumstances encouraged us to do so from an overall economic standpoint. As of December 31, 2016, we determined certain intercompany advances from the U.S. Parent Company to our Australian subsidiary should be considered short-term.

Subsequently, on September 1, 2017, we determined that the remaining AU$21.1 million in long-term intercompany loans should be considered as short-term as well.   Such assessment was made on the basis of global funding opportunities, which were not present as of December 31, 2016.

As a result, we recognized foreign exchange gain on these intercompany advances based on the relative strengthening of the Australian dollar to the U.S. dollar in the amounts of $910,000 for the nine months ended September 30, 2017 in our Consolidated Statements of Income.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	September 30, 2017		December 31, 2016	September 30, 2016
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
Spot Rate
Australian Dollar	0.7840		0.7230	0.7667
New Zealand Dollar	0.7225		0.6958	0.7290
Average Rate
Australian Dollar	0.7899	0.7664	0.7440	0.7583	0.7420
New Zealand Dollar	0.7307	0.7159	0.6973	0.7226	0.6926

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income attributable to RDI common stockholders	$1,556	$3,855	$23,619	$9,054
Denominator:
Weighted average number of common stock – basic	22,968,017	23,334,892	23,101,619	23,334,892
Weighted average dilutive impact of awards	244,615	197,904	244,615	197,904
Weighted average number of common stock – diluted	23,212,632	23,532,796	23,346,234	23,532,796
Basic EPS attributable to RDI common stockholders	$0.07	$0.17	$1.02	$0.39
Diluted EPS attributable to RDI common stockholders	$0.07	$0.16	$1.01	$0.38
Awards excluded from diluted EPS	149,841	108,000	149,841	108,000

Our weighted average number of common stock decreased as a result of our repurchase of 192,207 shares and 403,156 shares of Class A Common Stock for the quarter and nine months ended September 30, 2017, respectively, pursuant to our current stock repurchase program.

Note 5 – Property and Equipment

Operating Property, net

As of September 30, 2017 and December 31, 2016, property associated with our operating activities is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Land	$76,736	$73,803
Building and improvements	130,923	122,863
Leasehold improvements	48,605	46,902
Fixtures and equipment	130,086	118,180
Construction-in-progress	19,922	11,517
Total cost	406,272	373,265
Less: accumulated depreciation	(180,641)	(161,379)
Operating property, net	$225,631	$211,886

Depreciation expense for operating property was $4.0 million and $11.8 million for the quarter and nine months ended September 30, 2017, and $4.0 million and $11.2 million for the quarter and nine months ended September 30, 2016.

Investment and Development Property, net

As of September 30, 2017 and December 31, 2016, our investment and development property is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Land	$25,285	$24,616
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	46,566	17,171
Investment and development property	$73,751	$43,687

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the nine months ended September 30, 2017 are shown below:

(Dollars in thousands)	Balance, December 31, 2016	Additions during the period(1)	Completed during the period	Foreign currency movements	Balance, September 30, 2017
Union Square development	$11,412	$13,413	$--	$--	$24,825
Newmarket Property development	2,106	14,492	--	438	17,036
Courtenay Central development	3,510	883	--	149	4,542
Cinema developments and improvements	7,796	8,810	(1,845)	64	14,825
Other real estate projects	3,864	5,141	(3,942)	197	5,260
Total	$28,688	$42,739	$(5,787)	$848	$66,488

(1) Includes capitalized interest of $369,000 and $790,000 for the quarter and nine months ended September 30, 2017.

Real Estate Transactions

Sale of Landholding in Burwood, Australia

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia, “Frasers”) for a purchase price of $50.8 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014.

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

On June 19, 2017, Frasers sold a parcel of land for which we received additional payment in the amount of $16.5 million (AU$21.8 million), representing 90% of the net sales price.  We expect the final settlement on the remaining receivable amount of $28.8 million  (AU36.7 million), included as part of “Receivables” in our Consolidated Balance Sheet, to occur in December 2017.  Cumulatively, this transaction now has achieved the requisites to consummate the sale.  Since there is reasonable assurance of cost recovery and we have assessed the collectability of the remaining receivable to be high, we recognized the sale of the land and the total transaction gain, in the amount of $9.4 million (AU$12.5 million) during the quarter ended June 30, 2017, determined as follows:

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

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. Our previous investment in Rialto Distribution, which was fully written off since 2010, has been transferred to our previous business partners.  As part of our exit strategy, we paid an amount lower than the accrual we had taken for our debt obligation in the joint venture.  Consequently, we recognized a gain of  $15,000  (NZ$21,000) during the quarter ended June 30, 2017.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2017 and December 31, 2016:

		September 30,	December 31,
(Dollars in thousands)	Interest	2017	2016
Rialto Cinemas	50.0%	$1,211	$1,197
Mt. Gravatt	33.3%	4,128	3,874
Total investments		$5,339	$5,071

For the quarter and nine months ended September 30, 2017 and 2016, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Rialto Cinemas	$32	$47	93	208
Mt. Gravatt	104	153	561	600
Total equity earnings	$136	$200	$654	$808

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2016	$14,604	$5,224	$19,828
Foreign currency translation adjustment	610	--	610
Balance at September 30, 2017	$15,214	$5,224	$20,438

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2017.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2017, we were not aware of any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of September 30, 2017 and December 31, 2016, respectively.

	As of September 30, 2017
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,879	$7,254	$1,087	$37,220
Less: Accumulated amortization	(22,971)	(4,860)	(480)	(28,311)
Net intangible assets other than goodwill	$5,908	$2,394	$607	$8,909

	As of December 31, 2016
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,671	$7,254	$1,084	$37,009
Less: Accumulated amortization	(21,870)	(4,634)	(468)	(26,972)
Net intangible assets other than goodwill	$6,801	$2,620	$616	$10,037

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over its estimated useful life of 45 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September  30, 2017.

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Beneficial lease amortization	$278	$578	$935	$968
Other amortization	104	296	311	845
Total intangible assets amortization	$382	$874	$1,246	$1,813

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Prepaid and other current assets
Prepaid expenses	$2,080	$981
Prepaid rent	1,029	1,237
Prepaid taxes	863	3,098
Deposits	295	404
Investment in marketable securities	45	50
Restricted cash	17	17
Total prepaid and other current assets	$4,329	$5,787
Other non-current assets
Straight-line rent	2,509	2,457
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Interest rate cap at fair value	15	1
Long-term deposits	5	39
Insurance receivable(1)	$--	$9,480
Total other non-current assets	$4,501	$13,949

 (1) This was subsequently received in May 2017 as a result of the final settlement from our Insurer.  Refer to Note 18 – Insurance Recoveries for further discussion on this item.

Note 9 – Income Taxes

The provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, change in valuation allowance, and non-taxable insurance proceeds. Our effective tax rate was 26.0% and 31.8% for the nine months ended September 30, 2017 and 2016, respectively.  The change between 2017 and 2016 is primarily related to non-taxable income from insurance proceeds received in 2017 relating to our demolished Courtenay Central parking structure in Wellington, New Zealand.

Note 10 – Debt

The Company’s borrowings at September 30, 2017 and December 31, 2016, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2017
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,501	5.31%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	40,500	40,481	3.74%	3.65%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	--	--	4.24%	4.24%
Cinema 1, 2, 3 Term Loan (USA)(4)	September 1, 2019	19,601	19,601	19,168	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,452	4.00%	4.00%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	9,774	9,774	9,651	4.64%	4.64%
Union Square Construction Financing (USA)(4)	December 29, 2019	57,500	8,000	5,351	5.49%	5.49%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	June 28, 2019	52,136	38,024	37,920	3.55%	3.55%
Westpac Corporate Credit Facility (NZ)	December 31, 2018	38,293	--	--	3.70%	3.70%
		$272,717	151,312	147,524

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of September 30, 2017.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2017.

(3) Net of deferred financing costs amounting to $3.8 million.

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The term loan for our Cinema 1,2,3 Theatre was refinanced during the third quarter of 2016 with Valley National Bank. The term loan, which is collateralized by our new U.S Corporate Headquarters office building, was obtained with Citizens Asset Finance, Inc.  In December 2016, we completed the negotiation of the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million.

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

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The term loan for our Cinema 1,2,3 Theatre was refinanced during the third quarter of 2016 with Valley National Bank. The term loan, which is collateralized by our new U.S Corporate Headquarters office building, was obtained with Citizens Asset Finance, Inc.. In December 2016, we completed the negotiation of the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million.

The Minetta & Orpheum Theatres Loan will become due within one year.  Currently, we are negotiating with our lender to renew this borrowing.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	Dollars in thousands
Balance Sheet Caption	September 30, 2017	December 31, 2016
Debt - current portion	$8,084	$567
Debt - long-term portion	111,939	115,707
Subordinated debt	27,501	27,340
Total borrowings	$147,524	$143,614

Union Square Construction Financing

On December 29, 2016, we closed our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  As of December 31, 2016, Bank of the Ozarks advanced $8.0 million to repay the then existing $8.0 million loan with East West Bank.

Presented in the table below is the breakdown of the Union Square construction financing as of September 30, 2017:

(Dollars in thousands)		Facility Limits and Advances
Financing Component	Lender	Facility Limit	Advanced-to- Date	Remaining Facility	Interest Rate(1)	Maturity Date(2)
Mezzanine loan	Tammany Mezz Investor LLC	$7,500	$--	$7,500	Greater of (i) 10.50% and (ii) Adjusted LIBOR + 10%	December 29, 2019
Senior loan, including building and project loan	Bank of the Ozarks	50,000	8,000	42,000	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Total Union Square Financing		$57,500	$8,000	$49,500

(1) Not to exceed the New York State maximum lawful borrowing rate, which typically is 16%.

(2) Allowable for up to two (2) extension request options, one (1) year for each extension request.

Cinema 1,2,3 Term Loan

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15.0 million Santander Bank term loan with a different lender, Valley National Bank.  This new $20.0 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25%  per annum, with principal instalments and accruing interest paid monthly. The new loan matures on September 1, 2019, with a one-time option to extend the maturity date for another year.

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment provides that the consolidated leverage ratio be reduced by 0.25% from the established levels in the credit facility during the period of such borrowing, with a repayment term based on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial in accordance with U.S. GAAP.

Bank of America Line of Credit

In October 2016, the term of this line of credit was extended to October 31, 2019.  Such modification was not considered to be substantial under US GAAP.

Westpac Bank Corporate Credit Facility

On April 26, 2017, we extended the maturity of the 1st tranche (general/non-construction credit line) of our Westpac Corporate Credit Facility, $24.5 million (NZ$35.0 million) to December 31, 2018, from March 31, 2018.  We  are currently working on a longer-term renewal of our Westpac Corporate Credit Facility which will replace the existing facility.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten-year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%.    This loan provided for a second loan upon completion of certain improvements.  On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Current liabilities
Lease liability	$5,900	$5,900
Liability for demolition costs	2,934	5,914
Accrued pension	2,736	2,223
Security deposit payable	90	77
Other	--	17
Other current liabilities	$11,660	$14,131
Other liabilities
Straight-line rent liability	$12,759	$12,413
Lease make-good provision	5,596	5,146
Accrued pension	5,354	5,732
Environmental reserve	1,656	1,656
Deferred revenue - real estate	3	4,398
Acquired leases	209	267
Interest rate swap	--	58
Other	479	495
Other liabilities	$26,056	$30,165

On August 29, 2014, the Supplemental Executive Retirement Plan (“SERP”) that has been effective since March 1, 2007, was ended and replaced in accordance with the terms of a pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million was reversed and replaced with this pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.2 million discounted at a rate of 4.25% over a 15- year term, resulting in a monthly payment of $57,000.  The discount rate of 4.25% has been applied since 2014 to determine the net periodic benefit cost and plan benefit obligation and is expected to be used in future years.  The discounted value of $2.7 million (which is the difference between the estimated payout of $10.2 million and the present value of $7.5 million) as of August 29, 2014 will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income will also be amortized based on the 15-year term.

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $8.1 million at September 30, 2017.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the quarter and nine months ended September 30, 2017 and 2016.  Our pension plans are unfunded.  During the quarter and  nine months ended September 30, 2017, the interest cost was $45,000 and $135,000, respectively, and actuarial loss was $52,000 and $155,000, respectively.  During the quarter and nine months ended September 30, 2016, the interest cost was $45,000 and $135,000, respectively, and actuarial loss was $52,000 and $116,000, respectively.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2017	$14,784	$10	$(2,719)	$12,075
Net current-period other comprehensive income	10,173	(4)	155	10,324
Balance at September 30, 2017	$24,957	$6	$(2,564)	$22,399

Note 13 – Commitments and Contingencies

Litigation

Derivative Litigation and James J. Cotter, Jr. Employment Arbitration

On June 12, 2015, the Board of Directors terminated James J. Cotter, Jr. as the President and Chief Executive Officer of our Company.  That same day, Mr. Cotter, Jr. filed a lawsuit, styled as both an individual and a derivative action, and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V, Dept. XI, against our Company and each of our then sitting Directors (Ellen Cotter, Margaret Cotter, Guy Adams, William Gould, Edward Kane, Douglas McEachern, and Tim Storey) in the Eighth Judicial District Court of the State of Nevada for Clark County (the “Nevada District Court”).   Since that date, our Company has been engaged in ongoing litigation with Mr. Cotter, Jr. with respect to his claims against our Directors. Mr. Cotter, Jr. has over this period of time twice amended his complaint, removing his individual claims and withdrawing his claims against Tim Storey (but reserving the right to reinstitute such claims), adding claims relating to actions taken by our Board since the filing of his original complaint and adding as defendants two of our directors who were not on our Board at the time of his termination:  Judy Codding and Michael Wrotniak.  Mr. Cotter, Jr.’s lawsuit, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Action” and his complaint, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Complaint.”  The defendant directors named in the Cotter Jr. Derivative Complaint, from time to time, are referred to herein as the “Defendant Directors.”

The Cotter Jr. Derivative Complaint alleges among other things, that the Defendant Directors breached their fiduciary duties to the Company by terminating  Mr. Cotter, Jr. as President and Chief Executive Officer,  continuing to make use of the Executive Committee that has been in place for more than the past ten years (but which no longer includes Mr. Cotter, Jr. as a member), making allegedly potentially misleading statements in our Company’s press releases and filings with the SEC, paying certain compensation to Ellen Cotter, allowing the Cotter Estate to make use of Class A Common Stock to pay for the exercise of certain long outstanding stock options to acquire 100,000 shares of Class B Common Stock held of record by the Cotter Estate and determined by the Nevada District Court to be assets of the Cotter Estate, and allowing Ellen Cotter and Margaret Cotter to vote the 100,000 shares of Class B Common Stock issued upon the exercise of such options, appointing Ellen Cotter as President and Chief Executive Officer, appointing Margaret Cotter as Executive Vice President-Real Estate Management and Development-NYC, and the way in which the Board handled an unsolicited indication of interest made by a third party to acquire all of the stock of our Company. In the lawsuit, Mr. Cotter, Jr. seeks, among other things, reinstatement as President and Chief Executive Officer, a declaration that Ellen Cotter and Margaret Cotter may not vote the above referenced 100,000 shares of Class B Stock, and alleges as damages fluctuations in the price for our Company’s shares after the announcement of his termination as President and Chief Executive Officer and certain unspecified damages to our Company’s reputation.

In addition, our Company is in arbitration with Mr. Cotter, Jr.  (Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015) (the “Cotter Jr. Employment Arbitration”) seeking declaratory relief and defending claims asserted by Mr. Cotter, Jr.  On January 20, 2017, Mr. Cotter Jr. filed a First Amended Counter-Complaint which includes claims of breach of contract, contractual indemnification, retaliation, wrongful termination in violation of California Labor Code § 1102.5, wrongful discharge, and violations of California Code of Procedure § 1060 based on allegations of unlawful and unfair conduct. Mr. Cotter, Jr. seeks compensatory damages estimated by his counsel at more than $1.2 million, plus unquantified special and punitive damages, penalties, interest and attorney’s fees.  On April 9, 2017, the Arbitrator granted without leave to amend the Company’s motion to dismiss Mr. Cotter, Jr.’s claims for retaliation, violation of labor code §1102.5 and wrongful discharge in violation of public policy.

Mr. Cotter, Jr. also brought a direct action in the Nevada District Court (James J. Cotter, Jr. v. Reading International, Inc., a Nevada corporation; Does 1-100 and Roe Entities, 1-100, inclusive, Case No. A-16-735305-B) seeking advancement of attorney’s fees incurred in the Cotter Jr. Employment Arbitration.   Summary judgment was entered against Mr. Cotter, Jr. with respect to that direct action on October 3, 2016.

For a period of approximately 12 months, between August 6, 2015 and August 4, 2016, our Company and our directors other than Mr. Cotter, Jr. were subject to a derivative lawsuit  filed in the Nevada District Court captioned T2 Partners Management, LP, a Delaware limited partnership, doing business as Kase Capital Management; T2 Accredited Fund, LP, a Delaware limited partnership, doing business as Kase Fund; T2 Qualified Fund, LP, a Delaware limited partnership, doing business as Kase Qualified Fund; Tilson Offshore Fund, Ltd, a Cayman Islands exempted company; T2 Partners Management I, LLC, a Delaware limited liability company, doing business as Kase Management; T2 Partners Management Group, LLC, a Delaware limited liability company, doing business as Kase Group; JMG Capital Management, LLC, a Delaware limited liability company, Pacific Capital Management, LLC, a Delaware limited liability company (the “T2 Plaintiffs”), derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, Ellen Cotter, Guy Adams, Edward Kane, Douglas McEachern, Timothy Storey, William Gould and Does 1 through 100, inclusive, as defendants, and, Reading International, Inc., a Nevada corporation, as Nominal Defendant.  That complaint was subsequently amended (as amended the “T2 Derivative Complaint”) to add as defendants Directors Judy Codding and Michael Wrotniak (collectively with the directors initially named the “T2 Defendant Directors”) and S. Craig Tompkins, our Company’s legal counsel (collectively with the T2 Defendant Directors, the “T2 Defendants”).    The T2 Derivative Action was settled pursuant to a Settlement Agreement between the parties dated August 4, 2016, which as modified was approved by the Nevada District Court on October 6, 2016.   The District Court’s Order provided for the dismissal with prejudice of all claims contained in the T2 Plaintiffs’ First Amended Complaint and provide that each side would be responsible for its own attorneys’ fees.

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

On September 15, 2016, Mr. Cotter, Jr. filed a writ with the Nevada Supreme Court seeking a determination that the Nevada District Court erred in its determination that, by communicating his thoughts about the Cotter Jr. Derivative Action with counsel for the T2 Plaintiffs without any confidentiality or joint representation agreement, Mr. Cotter, Jr’s counsel waived any attorney work product privilege that might otherwise have been applicable to such communication.  Our Company is of the view that any privilege was waived by the unprotected communication of such thoughts to a third party such as counsel to the T2 Plaintiffs.  On March 23, 2017, the Nevada Supreme Court set oral argument on the matter for the next available calendar.

On February 14, 2017, we filed a writ with the Nevada Supreme Court seeking a determination that the Nevada District Court erred in its decision to allow Mr. Cotter, Jr. access to certain communications between the Defendant Directors and Company counsel, which the Defendant Directors and our Company believe to be subject to the attorney-client communication privilege. Specifically, our writ asks the Nevada Supreme Court to determine whether the fact that the Defendant Directors are relying upon the Nevada business judgment rule constitutes, in whole or in part, a waiver of the attorney-client privilege held by us.

Our request was substantially mooted by the decision in July 2017 in the Wynn Resorts Case, in which similar issues were considered.  In that case, the Nevada Supreme Court stated:

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

We agree that “it is the existence of legal advice that is material to the question of whether the board acted with due care, not the substance of that advice.”  Accordingly, the district court erred when it compelled Wynn Resorts to produce any attorney client privileged . . . documents on the basis that Wynn Resorts waive the attorney-client privilege of those documents by claiming the business judgment rule as a defense.  [Citations omitted].

On September 28, 2017 the Nevada Supreme Court concluded judicial economy would best be served if petitioners asked the District Court to reconsider the challenge based on the Wynn Resorts findings.   Based in large part on the Nevada Supreme Court’s decision in Wynn Resorts, The Nevada District Court has now denied Mr. Cotter, Jr.’s motion to discover advice given by Company counsel to the Defendant Directors.

Discovery is now complete, and we believe it likely that the Cotter, Jr. Derivative Action will likely go to a jury trial in the first quarter of 2018.

The Cotter Jr. Employment Arbitration is in the discovery phase.

Our Company is and was legally obligated to cover the costs and expenses incurred by our Defendant Directors in defending the Cotter Jr. Derivative Action and the T2 Derivative Action.  Furthermore, although in a derivative action, the stockholder plaintiff seeks damages or other relief for the benefit of our Company, and not for the stockholder plaintiff’s individual benefit and, accordingly, we are, at least in theory, only a nominal defendant, as a practical matter, because Mr. Cotter, Jr. is also seeking, among other things, an order that our Board’s determination to terminate Mr. Cotter, Jr. was ineffective and that he be reinstated as the President and Chief Executive Officer of our Company and also limiting the use of our Board’s Executive Committee, and as he asserts potentially misleading statements in certain press releases and filings with the SEC, our Company is also incurring on its own account significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer, its board committee structure, and the adequacy of those press releases and filings, in addition to its costs incurred in responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  Likewise, in connection with the T2 Derivative Action, our Company incurred substantial costs defending claims related to the defense of claims relating to the termination of Mr. Cotter, Jr., opposing his reinstatement, and defending the conduct of its annual meetings.  Cost incurred in the Cotter Jr. Employment Arbitration and in the defense of the Cotter Jr. Attorney’s fees case were direct costs of our Company.

The Directors and Officer’s Insurance Policy, in the amount of $10 million, being used to cover a portion of the costs of defending the Cotter Jr. Derivative Action, has been exhausted.  We are now covering the defense costs of the Defendant Directors, in addition to our own costs incurred in connection with the Cotter Jr. Derivative Action.

On August 7, 2017, our Board  appointed a Special Independent Committee to, among other things, review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, responding to or relating to the Cotter  Jr. Derivative Action, the Cotter Jr. Employment Arbitration and any other litigation or arbitration matters involving any one or more of Ellen Cotter, Margaret Cotter, James J. Cotter, Jr., the Cotter Estate and/or the Cotter Living Trust.   Directors Judy Codding, William Gould and Douglas McEachern have been appointed to serve on this Special Independent Committee.

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

In April 2016, we received a Final Award in our arbitration with Stomp.   The Final Award awards us $2.3 million in attorney’s fees and costs.  In September 2016, the parties agreed on the payment terms of the Final Award (“Payment Agreement”), on a basis that is intended to allow recovery by Liberty of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater.  Under the Payment Agreement, Stomp have paid a total of $1.6 million to-date, $1.1 million of which were received during the nine months ended September 30, 2017.   The remaining amount is to be paid over time, with final payment due and payable in June 2019.  We have filed a judgment of the arbitral award against Stomp with the New York Supreme Court to protect Liberty in the event Stomp defaults on the Payment Agreement.  STOMP continues to play at our Orpheum Theater under a license agreement that was amended by the Payment Agreement.

Note 14 – Non-controlling Interests

These are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. -- 25% noncontrolling interest owned by Panorama Cinemas for 21st Century Pty Ltd.;
•

Shadow View Land and Farming, LLC -- 50% noncontrolling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) and/or the James J. Cotter, Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Australian Country Cinemas, Pty Ltd	$228	$264
Shadow View Land and Farming, LLC	1,885	1,980
Sutton Hill Properties, LLC	2,082	2,174
Noncontrolling interests in consolidated subsidiaries	$4,195	$4,418

The components of income/(loss) attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Australian Country Cinemas, Pty Ltd	$72	$79	$184	$137
Shadow View Land and Farming, LLC	(132)	(12)	(158)	(29)
Sutton Hill Properties, LLC	(38)	(5)	(92)	(96)
Net income (loss) attributable to noncontrolling interests	$(98)	$62	$(66)	$12

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2017	$142,197	$4,418	$146,615
Net income	23,619	(66)	23,553
Increase in additional paid in capital	936	--	936
Treasury stock purchased	(6,475)	--	(6,475)
Contributions from noncontrolling stockholders - SHP	--	63	63
Distributions to noncontrolling stockholders	--	(240)	(240)
Accumulated other comprehensive income	10,323	20	10,343
Equity at September 30, 2017	$170,600	$4,195	$174,795

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2016	$132,865	$4,331	$137,196
Net income (loss)	9,054	12	9,066
Increase in additional paid in capital	447	--	447
Contributions from noncontrolling stockholders - SHP	--	268	268
Distributions to noncontrolling stockholders	--	(194)	(194)
Accumulated other comprehensive loss	9,414	14	9,428
Equity at September 30, 2016	$151,780	$4,431	$156,211

Note 15 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan (the “Plan”). The aggregate total number of shares of the Class A Common Stock authorized for issuance under the Plan is 1,250,000.   As of September 30, 2017, we had 302,540 shares remaining for future issuances.

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

For the nine months ended September 30, 2017 and 2016, respectively, the weighted average assumptions used in the option-valuation model were as follows:

	Nine Months Ended September 30
	2017	2016
Stock option exercise price	$15.94	11.87
Risk-free interest rate	1.66%	1.20%
Expected dividend yield	--	--
Expected option life in years	3.75	3.75
Expected volatility	24.95%	25.01%
Weighted average fair value	$3.45	2.49

For the quarter ended September 30, 2017 and 2016, we recorded compensation expense of $86,000 and $74,000, respectively.    For the nine months ended September 30, 2017 and 2016, we recorded compensation expense of $223,000 and $264,000, respectively.  At September 30, 2017, the total unrecognized estimated compensation expense related to non-vested stock options was $915,000, which we expect to recognize over a weighted average vesting period of 1.93 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2017 was $3.0 million, of which 79.5% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of September 30, 2017 and December 31, 2016:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Balance - December 31, 2015	486,565	$8.68	2.89	$2,188,011
Granted	169,327	11.87
Exercised	(46,815)	9.50		$220,002
Forfeited	(74,000)	7.02
Balance - December 31, 2016	535,077	$9.84	2.61	$3,615,191
Granted	169,762	15.94
Exercised	(107,750)	8.94		$595,873
Forfeited	(2,500)	6.23
Balance - September 30, 2017	594,589	$11.76	3.02	$3,007,071

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of September 30, 2017:

	Outstanding Restricted Stock Units
	RSU Grants (in units)		Total	Vested,	Unvested,
Grant Date	Directors	Management	Grants	September 30, 2017	September 30, 2017
March 10, 2016	35,147	27,381	62,528	41,992	20,536
April 11, 2016	--	5,625	5,625	1,406	4,219
March 23, 2017	30,681	32,463	63,144	--	63,144
August 29, 2017	--	7,394	7,394	--	7,394
Total	65,828	72,863	138,691	43,398	95,293

These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% on the first business day of the year following in which such RSUs were granted (in the case of directors).  For the quarter ended September 30, 2017 and 2016, we recorded compensation expense of $182,000 and $130,000, respectively.  For the nine months ended September 30, 2017 and 2016, we recorded compensation expense of $482,000 and $290,000, respectively.  The total unrecognized compensation expense related to the non-vested RSUs was $1.0 million as of September  30, 2017, which we expect to recognize over a weighted average vesting period of 1.0 year.

Stock Repurchase Program

On March 2, 2017, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Class A Common Stock.  The previously approved stock repurchase program, which allowed management to spend up to an aggregate of $10.0 million to acquire shares of Reading’s Non-Voting Common Stock, was completed as of December 31, 2016.

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

Under the stock repurchase program, the Company has reacquired 403,156 shares of Class A Common Stock for $6.4 million at an average price of $15.92 per share (excluding transaction costs) to-date.  This leaves $18.6 million available under the March 2, 2017 program for repurchase as of September 30, 2017.

Note 16 – Derivative Instruments

From time-to-time, we  purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Income. As of September 30, 2017, we do not have material derivative positions nor have designated any of these derivatives as accounting hedges.

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

As of September 30, 2017 and December 31, 2016, we do not have material financial assets and financial liabilities carried and measured at fair value on a recurring basis.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2017
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$123,399	$--	$--	$122,563	$122,563
Subordinated debt	27,913	--	--	15,854	15,854
	$151,312	$--	$--	$138,417	$138,417

		Fair Value Measurement at December 31, 2016
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$120,622	$--	$--	$121,204	$121,204
Subordinated debt	27,913	--	--	15,247	15,247
	$148,535	$--	$--	$136,451	$136,451

(1) These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at September 30, 2017 and December 31, 2016.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of September 30, 2017 and December 31, 2016, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2017 and September 30, 2016.

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

In April 2017, our Insurer concluded that our losses exceeded the earthquake coverage policy limit of $25.0 million (NZ$36.0 million). We received a final settlement of US$20.0 million  (NZ$28.9 million) in May 2017, taking us to the policy limit.

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

As a result of the final settlement, we recorded total insurance gain of $10.7 million (NZ$14.8 million) during the quarter ended June 30, 2017, determined as follows:

	Recoverable Components
	Non-Operating Income						Operating Income
(Dollars in thousands)	Property Damage(1)		Demolition Costs(1)		Total		Business Interruption(2)		Grand Total
Insurance Proceed Allocation	NZ$	29,093	NZ$	4,724	NZ$	33,817	NZ$	2,217	NZ$	36,034

Less: Recorded values of Recoverable Components, June 30, 2017
Recorded as of December 31, 2016		13,451		7,276		20,727		--		20,727
Changes in estimates and others		347		--		347		111		458
		13,798		7,276		21,074		111		21,185
Net Impact in Current Earnings (in NZ$)	NZ$	15,295	NZ$	(2,552)	NZ$	12,743	NZ$	2,106	NZ$	14,849
Net Impact in Current Earnings (in US$)		$11,063		$(1,846)		$9,217		$1,523		$10,740

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

Shown in the following table are the number of locations and theatre screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying asset as of September 30, 2017:

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
(2)

The Company is a 50% joint venture partner in two (2) New Zealand Rialto cinemas.  We negotiate the commercial theatrical release terms of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

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

•	the acquisition and development of fee interests in land;
•	the licensing to production companies of our live theaters; and,
•	the redevelopment of our existing fee-owned cinema or live theater sites to their highest and best use.

RECENT DEVELOPMENTS

During the nine months ended September 30, 2017, we recorded the following one-time real estate transactions:

•	the gain on sale for our Burwood property (disclosed in Note 5, Property & Equipment, to the consolidated financial statements); and,
•	insurance proceeds related to our Courtenay Central property (disclosed in Note 18, Insurance Recoveries, to the consolidated financial statements).

Compared to our cinema business, we expect lower near-term contribution from our real estate segment to our net results as we continue to execute value-creating projects to bring our real estate assets to full utilization.  The impact of one-time events noted above to our net results, along with other changes, is as follows:

	Quarter-Ended September 30, 2017		Nine-Month Ended September 30, 2017
(Dollars in thousands, except EPS)	After-tax Effect	EPS	After-tax Effect	EPS
Decrease in segment operating income	$(2,198)	$(0.10)	$(799)	$(0.03)
Impact of significant events for the period
Gain on sale of assets	--	--	6,300	0.27
Gain on insurance recoveries	--	--	8,684	0.38
Foreign currency gain on short-term advances	--	--	566	0.02
Other changes in non-segment items	(101)	(0.00)	(186)	(0.01)
Increase (Decrease) in Net Income	$(2,299)	$(0.10)	$14,565	$0.63

Recent developments in our two business segments (which include discussions on the significant events noted above), as well as corporate matters and changes in borrowing arrangements, are discussed below:

Cinema Exhibition

We continue to grow our worldwide cinema circuit.  On October 21, 2016, we opened Olino by Consolidated Theatres, our ninth theatre in Hawaii and our first to open in the state since 2001.    Recently, we entered into an agreement to lease (“ATL”) for two (2) cinema locations in Australia, as follows:

•

Traralgon, Victoria – in June 2017, we entered into an agreement to lease a 5-screen complex  located in the City of Traralgon, which is situated in the Latrobe Shire within the Gippsland region of Victoria approx 1.5 hours drive east of Melbourne.  The large Traralgon Central Business District site is being redeveloped into a mixed-use complex comprising dining, bar, hotel and cinema facilities.  We expect this new Reading cinema to commence operations during the fourth quarter of 2019.

•

South City Square, Brisbane – in March 2017, we entered into an agreement to lease for an 8-screen complex with an initial term of 15 years.  Located in the city of Brisbane, 7 minutes from the Central Business District and South of the Brisbane River, South City Square is a 5.1-acre (2.1-hectare) former industrial site which is being redeveloped into a major residential, hotel, retail and entertainment lifestyle complex.  Our cinema complex in this location will be one of two major anchor tenants for the approximately AU$600 million project; we anticipate this to commence operations in 2020.

In addition, our Board has approved the development of one (1) more new leasehold cinema in each of Australia and New Zealand, which are anticipated to commence operations during 2019 and 2020.

We remain focused in certain areas of the mature cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These included the (i) upgrading of our existing cinemas and (ii) development of new cinemas to provide our customers with premium offerings, incorporating state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.

We continue to upgrade our cinema food & beverage (“F&B”) offerings, having obtained liquor licenses for 25 of our current cinema locations in the U.S., Australia and New Zealand, with four (4) applications currently in-process in the U.S.   During the nine months ended September 30, 2017, we:

•	enhanced the screen format for two (2) cinemas in our global circuit (1 screen each in California, U.S. and New South Wales, Australia) to a TITAN XC feature; and,

•	introduced our “Premium” dine-in bar service in three cinema locations in our Australian cinema circuit (for a total of 4 screens).

As of September 30, 2017, the upgrades to our theater circuit’s film exhibition technology and amenities (including upgraded F&B offerings) are summarized in the following table (excluding our managed cinema):

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	57	465
IMAX	1	1
Titan XC and LUXE	12	13
Dine-in Service (for international operations)
Gold Lounge(1)	8	20
Premium(2)	8	14
Upgraded Food & Beverage menu (for U.S. operations)(3)	9	n/a
Premium Seating (recliner seating features)	15	62
Liquor Licenses Obtained(4)	25	n/a

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

(4) Liquor Licenses: Licenses are applicable at each cinema location, rather than each theatre auditorium (except for our Hawaii licenses, where we are licensed for particular auditoriums).  For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages.

Innovative value pricing, improved food and beverage offerings and proactive social media engagement with our customers is a primary focus and to that end social media has been a powerful tool for connecting with and marketing to customers in real time. We continue to focus (i) upon our company wide customer service training program to improve staff productivity, and (ii) the quality of customer interactions with a view to improve our per capita transaction spend. Refining, enhancing and remixing our F&B offerings has been an ongoing initiative to minimize our cost of sales and improve the inventory blend of our over-the-counter customer offerings.

Real Estate

We continue to work on the further development of our real estate assets.  Our progress in implementing our plan to develop a super market component for our Courtenay Central ETC in Wellington has suffered delays due to a late 2016 earthquake near that city.  However, this earthquake and the resultant insurance settlement related to damage suffered as a result of that earthquake, have provided us with the opportunity to substantially rethink our plans for that center, including the development of substantially more retail stores at the site.  Individual projects are discussed below:

•

Union Square Redevelopment – we secured construction financing for our Union Square property in December 2016 and have entered into a guaranteed maximum price construction management agreement with an affiliate of CNY. Construction is now underway and we are currently proceeding on time and on budget. We anticipate the re-developed property will be ready for retail fit-out during the third quarter of 2018. Retail and office leasing interest to date has been strong and we are currently in discussions with quality tenants. This redevelopment will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of 73,322 square feet of rentable space, inclusive of anticipated BOMA adjustments and subject to lease negotiations and the final tenant mix.  For the nine months ended September 30, 2017, we have invested $13.4 million in new capital expenditures relating to the Union Square re-development project, bringing our total investment in the project to $28.1  million (including direct costs incurred in obtaining the related construction financing).

•

Cinema 1,2,3 Redevelopment – in June 2017, we entered into an exclusive dealing and pre-development agreement with our adjoining neighbors, 260-264 LLC, to jointly develop the properties, currently home to Cinemas 1,2,3 and Anassa Taverna. Under the terms of the agreement, Reading and 260-264 LLC will work together on a comprehensive mixed-use plan to co-develop the properties located on 3rd Avenue, between 59th Street and 60th Streets, in New York City. The parties have completed an initial feasibility study, analyzing various retail, entertainment and residential uses for the site and are working on the terms of a final agreement for the development of the combined property.

•

Newmarket Expansion – in the third quarter of 2016, we commenced the construction on our expansion project at our Newmarket shopping center in Brisbane, Australia, with a projected opening in December 2017. This expansion project includes the addition of an eight-screen Reading Cinemas with TITAN LUXE, approximately 10,170 square feet of additional F&B retail space and a

further  124 car parking spaces.  We have entered into heads-of agreement to lease all of this new space.    We invested $14.5 million of capital expenditures during the first nine months of 2017, bringing the total investment in the project to $17.0 million.

•

Courtenay Central Redesign/Expansion/Temporary Closure and the related demolition of adjacent parking building  – we continue to make progress on our supermarket development project at our Courtenay Central ETC in Wellington, New Zealand.   On November 14, 2016, Wellington experienced a severe 7.8 magnitude earthquake. That earthquake rendered our Tory Street parking building unsafe and ultimately led to the demolition of that building and the temporary closure of our adjacent ETC, which reopened on March 29, 2017. Our supermarket tenant remains committed to the site but has delayed construction in order to upgrade to a “premium” offering. Under the agreement to lease, our tenant is responsible for any increase in our costs resulting from those design changes. In light of the demolition of the existing parking building (a major portion of the cost of which is covered by insurance), we are undertaking a comprehensive redesign analysis, intended to increase the amount of retail leasable space at the center and to better coordinate the interface between the parking building and the remainder of the center.  While we work on a redesign of the property, we have activated the building with several temporary “pop-up” retail offerings.    We are currently working on plans and in discussions with tenants regarding the construction of additional retail space at the site.

In April 2017, our Insurer completed the examination of our insurance claim with respect to the parking building and shopping center earthquake damage and related business interruption. We received a final settlement of US$20.0 million in May 2017, reaching the policy maximum of US$25.0 million for the loss event.  As a result, we recorded a gain of $9.2 million (NZ$12.7 million) representing excess insurance recoveries over the recorded property value during the second quarter ended June 30, 2017.  This amount is recorded net of demolition costs incurred and an allocation to lost profits, covered within the same insurance policy.

As previously disclosed in our Form 10-Q for the 1st Quarter of 2017, the total closure of our Courtenay Central, Wellington, New Zealand location had a significant impact on the performance of both our Cinema and Real Estate divisions during the quarter ended March 31, 2017, resulting in reduction in our overall profitability by $1.1 million (NZ$1.5 million) and decline in basic EPS by $0.05 compared to the same period of 2016.  This performance decline has been effectively recovered through business interruption insurance.  During the quarter ended June 30, 2017, we recorded a gain on business interruption recoveries of $1.5 million (NZ$2.1 million), presented as part of the relevant segment revenue lines in our Consolidated Statement of Income for that quarter.  While the earthquake has opened up possibilities to reconfigure our Courtenay Central property, the gains recorded during the quarter ended June 30, 2017 do not compensate for the lost time value of the delay of our development plan.

Refer to Note 18, Insurance Recoveries, in our consolidated financial statements for further discussions on the allocation of insurance proceeds and the determination of the insurance gain.

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

•

Settlement of Fraser’s apportioned sale of Burwood Property – Frasers, the buyer of our Burwood Property, completed the sale of 6.0 acres of the total 50.6 acre undeveloped parcel to a third party in June 2017.    As a result, we collected an amount equal to $16.5 million (AU$21.8 million) representing 90% of the net sales price of that parcel sale (as contemplated in the sale agreement), and thus, we recorded the full gain on our original sale transaction of $9.4 million (AU$12.5 million) during the second quarter ended June 30, 2017.  The remaining receivable of $28.8 million (AU$36.7 million) is due on or before December 31, 2017.

•

Occupancy of New Corporate Headquarters Building  – during February 2017, we relocated our corporate headquarters into the 24,000 square foot Culver City office building that we purchased in April 2016. We currently use approximately 50% of the leasable area for our corporate headquarters and intend to lease, over time, the remainder to unaffiliated third parties. We purchased the property for $11.2 million in cash and financed the property with a  $9.9 million 10-year, fixed-rate mortgage loan.

Corporate Matters

On March 2, 2017, our Board of Directors approved the following:

•

Three Year Business Strategy, which focuses on the continued development of new cinemas in the United States, Australia and New Zealand, the continued improvement of our existing cinemas to elevate the guest experience, presentation and food and beverage program, and the continued re-development of our various real estate assets (including our Union Square and Cinemas 1,2,3 properties in New York City and our Australian and New Zealand ETCs).

•	$25-million Stock Repurchase Program. The prior repurchase program was completed at the end of 2016. The newly approved 27 repurchase program allows Reading to repurchase its Class A Common Shares from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The Board’s authorization is for a two-year period, expiring March 1, 2019, or earlier should the full repurchase authorization be used.

Our Financing Strategy

Our treasury management is focused on concerted cash management using cash balances to reduce debt.  We have used cash generated from operations and other excess cash, to the extent not needed for any capital expenditures, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. On a periodic basis, we review the maturities of our borrowing arrangements and negotiate for renewals and extensions where necessary in the current circumstances.

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
(iv)

closed in December 2016 the $57.5 million 3-year term construction financing for our Union Square redevelopment project, $8.0 million of which was advanced to repay the existing $8.0 million Union Square mortgage loan with East West Bank, originally scheduled to mature in July 2017.

Refer to our 2016 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2017 and September 30, 2016:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2017	September 30, 2016	Fav/(Unfav)	September 30, 2017	September 30, 2016	Fav/(Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$62,059	$67,825	(9)%	$196,062	$192,579	2%
Real estate	6,036	5,390	12%	17,467	15,961	9%
Inter-segment elimination	(2,008)	(1,900)	(6)%	(5,575)	(5,518)	(1)%
Total revenue	66,087	71,315	(7)%	207,954	203,022	2%
Operating expense
Cinema exhibition	(51,598)	(54,003)	4%	(159,087)	(154,383)	(3)%
Real estate	(2,881)	(2,296)	(25)%	(7,258)	(6,628)	(10)%
Inter-segment elimination	2,008	1,900	6%	5,575	5,518	1%
Total operating expense	(52,471)	(54,399)	4%	(160,770)	(155,493)	(3)%
Depreciation and amortization
Cinema exhibition	(2,951)	(3,075)	4%	(8,867)	(8,875)	--%
Real estate	(1,079)	(954)	(13)%	(2,936)	(2,596)	(13)%
Total depreciation and amortization	(4,030)	(4,029)	--%	(11,803)	(11,471)	(3)%
General and administrative expense
Cinema exhibition	(807)	(1,021)	21%	(2,527)	(2,785)	9%
Real estate	(527)	(385)	(37)%	(1,673)	(893)	(87)%
Total general and administrative expense	(1,334)	(1,406)	5%	(4,200)	(3,678)	(14)%
Segment operating income
Cinema exhibition	6,703	9,726	(31)%	25,581	26,536	(4)%
Real estate	1,549	1,755	(12)%	5,600	5,844	(4)%
Total segment operating income	$8,252	$11,481	(28)%	$31,181	$32,380	(4)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(108)	(102)	nm	(321)	(295)	nm
General and administrative expense	(4,506)	(4,769)	6%	(13,931)	(14,693)	5%
Interest expense, net	(1,663)	(1,553)	(7)%	(5,310)	(5,190)	(2)%
Equity earnings of unconsolidated joint ventures	136	200	nm	654	808	nm
Gain on sale of assets	--	--	--%	9,417	393	> 100%
Gain on insurance recoveries	--	--	--%	9,217	--	100%
Other income/(expense)	89	(12)	nm	937	(115)	nm
Income before income taxes	2,200	5,245	(58)%	31,844	13,288	> 100%
Income tax expense	(742)	(1,328)	44%	(8,291)	(4,222)	(96)%
Net income	1,458	3,917	(63)%	23,553	9,066	> 100%
Less: net income/(loss) attributable to noncontrolling interests	(98)	62	nm	(66)	12	nm
Net income attributable to RDI common stockholders	$1,556	$3,855	(60)%	$23,619	$9,054	> 100%
Basic EPS	$0.07	$0.17	(60)%	$1.02	$0.39	> 100%

 “nm – not meaningful”

Consolidated and Non-Segment Results:

3rd Quarter and Nine-Month Net Results

Revenue for the quarter ended September 30, 2017 decreased by  7%, or $5.2 million, to $66.1 million and net income attributable to RDI common stockholders decreased by 60%, or $2.3 million, to $1.6 million.  EPS for the quarter ended September 30, 2017 decreased by $0.10 to $0.07 from the prior-year quarter, mainly attributable to $2.2 million decrease (net of tax effect) in cinema segment operating income in line with the global cinema business performance.

Revenue for the nine months ended September 30, 2017 increased by 2%, or $4.9 million, to $208.0 million and net income attributable to RDI common stockholders increased by $14.6 million, to $23.6 million.  EPS for the first nine months of 2017 increased by $0.63 to $1.02 from the prior-year period, mainly attributable to the following:  (i) $799,000 decrease (net of tax effect) in segment operating income due to lower operating results, which decreased our basic EPS by $0.03, (ii) $566,000 increase relating to foreign currency gains on short-term advances, improving our basic EPS by $0.02,  (iii) $6.3 million increase in gain (net of tax effect)  from the sale of Burwood asset (net of gain on Taupo sale during Q1 2016), contributing a $0.27 increase in our basic EPS, and (iv) $8.7 million gain (net of tax effect) on insurance recoveries for Courtenay Central (net of business interruption recoveries), enhancing our basic EPS by $0.38.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter and nine months ended September 30, 2017 compared to the same period of the prior year decreased by 6% ($263,000) and 5% ($762,000), respectively. This decrease mainly relates to (i)  additional expenses paid in 2016 in connection with the 2015 year-end audit relating to prior years’ income tax matters (ii) reduction in variable compensation costs  (attributable to reversals of prior year incentive compensation accruals not deemed necessary).  These favorable changes were offset by higher legal expenses incurred on the Derivative Litigation, the Cotter Employment Arbitration and other Cotter litigation matters during the quarter and nine months ended September 30, 2017 which totaled $82,000 and $1.1 million, respectively.  In 2016, expense related to the defense of the Derivative Litigation was substantially reimbursed from the Company’s Directors’ and Officers’ (“D&O”) Insurance Program.

Gain on Sale of Assets

The $9.4 million capital gain recognized during the 2nd quarter of 2017 was pertaining to our full recognition of the transaction gain triggered by the additional payment from Frasers, the buyer of our Burwood property in Australia.  During the 1st quarter of 2016, we recognized a gain of $393,000 (NZ$585,000) relating to our Taupo property in New Zealand.

Gain on Insurance Recoveries

During the 2nd quarter of 2017, we recognized $9.2 million gain as a result of the final insurance settlement relating to the earthquake damage on our Courtenay Central parking structure (excluding business interruption insurance recoveries).

Income Tax Expense

Income tax expense for the quarter ended September 30, 2017 decreased by $586,000 compared to prior-year quarter mainly due to decrease in pre-tax income.  Income tax expense for the nine months ended September 30, 2017 increased by $4.1 million compared to prior-year nine months period.  The increase is primarily due to increase in pretax income, offset by non-taxable insurance proceeds received in 2017 relating to our demolished Courtenay Central parking structure in Wellington, New Zealand.

Business Segment Results

At September 30, 2017, we owned and operated 54 cinemas with 436 screens, had interests in certain unconsolidated joint ventures that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated four ETCs located in Belmont (a suburb of Perth),  Auburn (a suburb of Sydney)  and Townsville in Australia and Wellington in New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (our fourth live theatre was closed at the end of 2015 as part of the Union Square property redevelopment), (iii) owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3, (iv) held for development an additional four parcels aggregating approximately 70.4 acres located in New Zealand, (v) owned a  50% managing member interest in a limited liability company which in turn owns a 202-acre property that is zoned approximately 150 acres for single-family residential use (maximum  of 550 homes) and approximately 50 acres for high density mixed use in the U.S.  and (vi) owned approximately 200 acres in Pennsylvania and New Jersey from our legacy business.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand Dollars both strengthened against the US Dollar by 4% and 1%, respectively, comparing the average exchange rate movements during the third quarter of 2017 to those during the same period of 2016.  Similarly, when comparing the first nine months of 2017 to the equivalent prior-year period, both the Australian and New Zealand Dollar strengthened against the US Dollar by 3%.  This had the effect of increasing the value of our Australian and New Zealand assets, liabilities, revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2017 and September 30, 2016, respectively:

		Quarter Ended				Nine Months Ended				% Change - Fav/(Unfav)
(Dollars in thousands)		September 30, 2017	% of Revenue	September 30, 2016	% of Revenue	September 30, 2017	% of Revenue	September 30, 2016	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$19,760	32%	$21,925	32%	$63,730	33%	$64,704	34%	(10)%	(2)%
	Food & beverage revenue	9,752	16%	10,146	15%	31,059	16%	30,441	16%	(4)%	2%
	Advertising and other revenue	2,687	4%	2,130	3%	7,069	4%	6,130	3%	26%	15%
		$32,199	52%	$34,201	50%	$101,858	52%	$101,275	53%	(6)%	1%
Australia	Admissions revenue	$14,232	23%	$16,360	24%	$46,261	24%	$44,103	23%	(13)%	5%
	Food & beverage revenue	6,874	11%	7,361	11%	21,789	11%	20,018	10%	(7)%	9%
	Advertising and other revenue	1,796	3%	1,830	3%	5,234	3%	4,847	3%	(2)%	8%
		$22,902	37%	$25,551	38%	$73,284	37%	$68,968	36%	(10)%	6%
New Zealand	Admissions revenue	$4,423	7%	$5,381	8%	$13,164	7%	$15,065	8%	(18)%	(13)%
	Food & beverage revenue	2,010	3%	2,238	3%	5,677	3%	6,098	3%	(10)%	(7)%
	Advertising and other revenue	525	1%	454	1%	2,080	1%	1,173	1%	16%	77%
		$6,958	11%	$8,073	12%	$20,921	11%	$22,336	12%	(14)%	(6)%

Total revenue		$62,059	100%	$67,825	100%	$196,063	100%	$192,579	100%	(9)%	2%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(10,327)	17%	$(11,769)	17%	$(33,638)	17%	$(34,637)	18%	12%	3%
	Food & beverage cost	(1,992)	3%	(1,856)	3%	(6,144)	3%	(5,372)	3%	(7)%	(14)%
	Occupancy expense	(6,919)	11%	(6,748)	10%	(20,753)	11%	(19,769)	10%	(3)%	(5)%
	Other operating expense	(10,307)	17%	(9,422)	14%	(30,598)	16%	(27,903)	14%	(9)%	(10)%
		$(29,545)	48%	$(29,795)	44%	$(91,133)	46%	$(87,681)	46%	1%	(4)%
Australia	Film rent and advertising cost	$(6,297)	10%	$(7,796)	11%	$(21,276)	11%	$(20,823)	11%	19%	(2)%
	Food & beverage cost	(1,435)	2%	(1,584)	2%	(4,619)	2%	(4,172)	2%	9%	(11)%
	Occupancy expense	(3,774)	6%	(3,571)	5%	(11,148)	6%	(10,412)	5%	(6)%	(7)%
	Other operating expense	(5,156)	8%	(5,360)	8%	(15,313)	8%	(14,822)	8%	4%	(3)%
		$(16,662)	27%	$(18,311)	27%	$(52,356)	27%	$(50,229)	26%	9%	(4)%
New Zealand	Film rent and advertising cost	$(2,054)	3%	$(2,512)	4%	$(6,121)	3%	$(6,929)	4%	18%	12%
	Food & beverage cost	(484)	1%	(527)	1%	(1,329)	1%	(1,453)	1%	8%	9%
	Occupancy expense	(1,222)	2%	(1,252)	2%	(3,347)	2%	(3,575)	2%	2%	6%
	Other operating expense	(1,634)	3%	(1,606)	2%	(4,801)	2%	(4,516)	2%	(2)%	(6)%
		$(5,394)	9%	$(5,897)	9%	$(15,598)	8%	$(16,473)	9%	9%	5%

Total operating expense		$(51,601)	83%	$(54,003)	80%	$(159,087)	81%	$(154,383)	80%	4%	(3)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,391)	2%	$(1,547)	2%	$(4,261)	2%	$(4,472)	2%	10%	5%
	General and administrative expense	(570)	1%	(818)	1%	(1,674)	1%	(2,059)	1%	30%	19%
		$(1,961)	3%	$(2,365)	3%	$(5,935)	3%	$(6,531)	3%	17%	9%
Australia	Depreciation and amortization	$(1,117)	2%	$(1,092)	2%	$(3,284)	2%	$(3,153)	2%	(2)%	(4)%
	General and administrative expense	(227)	0%	(217)	0%	(832)	0%	(748)	0%	(5)%	(11)%
		$(1,344)	2%	$(1,309)	2%	$(4,116)	2%	$(3,901)	2%	(3)%	(6)%
New Zealand	Depreciation and amortization	$(443)	1%	$(436)	1%	$(1,322)	1%	$(1,249)	1%	(2)%	(6)%
	General and administrative expense	(7)	0%	14	0%	(22)	0%	21	0%	nm	nm
		$(450)	1%	$(422)	1%	$(1,344)	1%	$(1,228)	1%	(7)%	(9)%

Total depreciation, amortization, general and administrative expense		$(3,755)	6%	$(4,096)	6%	$(11,395)	6%	$(11,660)	6%	8%	2%
OPERATING INCOME - CINEMA
United States		$693	1%	$2,041	3%	$4,790	2%	$7,063	4%	(66)%	(32)%
Australia		4,896	8%	5,931	9%	16,812	9%	14,838	8%	(17)%	13%
New Zealand		1,114	2%	1,754	3%	3,979	2%	4,635	2%	(36)%	(14)%
Total Cinema operating income		$6,703	11%	$9,726	14%	$25,581	13%	$26,536	14%	(31)%	(4)%

 “nm – not meaningful”

3rd Quarter Results:

Segment operating income

Cinema segment operating income decreased by 31%,  or $3.0 million, to $6.7 million for the quarter ended September 30, 2017 compared to September 30, 2016, primarily driven by lower admissions and food & beverage (“F&B”) revenues across our three geographic markets,  partially offset by favorable foreign currency movements of our foreign operations.

This has been a difficult quarter for the cinema exhibition industry due the weaker film slate compared to the strong box office in the prior year period, resulting in lower revenues and profitability.  Both the commercial and specialty box office were down considerably against the prior year.  While the film slate in the first two months of the current third quarter was disappointing, September 2017, which is typically the weakest month of the year, showed a return to strength with some superior product.  Our US and Australia box office revenues performed well relative to the industry during the third quarter.   Please refer below for further details.

Revenue

Cinema revenue decreased by 9%, or $5.8 million, to $62.1 million for the quarter ended September 30, 2017 compared to September 30, 2016, primarily attributable to decreases in attendance and average ticket prices (”ATP”) in our operating jurisdictions.  Here are the changes in our cinema revenue markets:

•	The quarter revenue in the United States decreased by 6%, or $2.0 million, due to a 12% decrease in attendance but slight increase in ATP.
•	Australia’s cinema revenue decreased by 10%, or $2.6 million, primarily due to a 14% decrease in attendance and slight decrease in ATP.
•	In New Zealand, our cinema revenue decreased by 14%, or $1.1 million, as a result of the 14% decrease in attendance and decrease in ATP.

Operating expense

Operating expense for the quarter ended September 30, 2017 decreased by 4%,  or $2.4 million, primarily attributable to (i) lower film rent due to lower admissions revenue and (ii)  lower F&B costs,  partially offset by the favorable impact of foreign currency movements.

Operating expense as a percentage of gross revenue increased by 3%, to 83%, due mainly to comparable fixed costs (mainly rent expense on our leased cinema locations) covering lower revenues.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2017 decreased by 8%, or  $341,000,  mainly due to a reduction in doubtful accounts expense.

Nine-Month Results:

Segment operating income

Cinema segment operating income decreased by 4%,  or $955,000, to $25.6 million for the nine months ended September 30, 2017 compared to September 30, 2016, primarily driven by lower admissions and F&B revenues for our US and New Zealand operations.  These were offset by higher operating performance of our Australia market and the favorable foreign currency movements of our foreign operations. Please refer below for further detailed explanation.

Revenue

Cinema revenue increased by 2%, or $3.5 million, to $196.1 million for the nine months ended September 30, 2017 compared to September 30, 2016, primarily attributable to higher attendance in our Australian operations and business interruption insurance proceeds for Courtenay Central in New Zealand recognized during the second quarter.  Below are the changes in our cinema revenues:

•	The revenue in the United States remained flat with a minimal increase by 1%, or $583,000, due to the offsetting impact of a 5% decrease in attendance and a 4% increase in ATP.
•	Australia’s cinema revenue increased by 6%, or $4.3 million, primarily due to a 7% increase in attendance, offset by a decrease in ATP.
•

In New Zealand, cinema revenue decreased by 6%, or $1.4 million, mainly due to 10% reduction in attendance and a modest decrease in ATP and the impact of the temporary closure of the Courtenay Central cinemas during the 1st Quarter of 2017 (which re-opened in late March 2017).  These were offset, in part, by the business interruption insurance proceeds recognized in the 2nd Quarter of 2017.

Operating expense

Operating expense for the first nine months of 2017 increased by  3%, or  $4.7 million, primarily attributable to (i) higher film rent and advertising costs due to higher admissions revenue, and (ii) higher F&B costs.

Operating expense as a percentage of gross revenue remained stable at 80-81% range, in line with our expectations.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2017 remained consistent, with a minimal decrease of 2%, or $265,000.

Real Estate

The following table details our real estate segment operating results for the quarter and nine months ended September 30, 2017 and September 30, 2016, respectively:

		Quarter Ended				Nine Months Ended				% Change - Fav / (Unfav)
(Dollars in thousands)		September 30, 2017	% of Revenue	September 30, 2016	% of Revenue	September 30, 2017	% of Revenue	September 30, 2016	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theater rental and ancillary income	$1,080	18%	$623	12%	$2,926	17%	$2,119	13%	73%	38%
	Property rental income	99	2%	108	2%	297	2%	304	2%	(8)%	(2)%
		1,179	20%	731	14%	3,223	18%	2,423	15%	61%	33%
Australia	Property rental income	3,794	63%	3,480	65%	11,228	64%	10,111	63%	9%	11%
New Zealand	Property rental income	1,063	18%	1,179	22%	3,016	17%	3,428	21%	(10)%	(12)%

Total revenue		$6,036	100%	$5,390	100%	$17,467	100%	$15,962	100%	12%	9%
OPERATING EXPENSE
United States	Live theater cost	$(270)	4%	$(75)	1%	$(834)	5%	$(1,167)	7%	(260)%	29%
	Property cost	(314)	5%	(118)	2%	(493)	3%	(163)	1%	(166)%	(202)%
	Occupancy expense	(169)	3%	(253)	5%	(487)	3%	(473)	3%	33%	(3)%
		(753)	12%	(446)	8%	(1,814)	10%	(1,803)	11%	(69)%	(1)%
Australia	Property cost	(666)	11%	(887)	16%	(2,161)	12%	(1,945)	12%	25%	(11)%
	Occupancy expense	(677)	11%	(511)	9%	(1,733)	10%	(1,599)	10%	(32)%	(8)%
		(1,343)	22%	(1,398)	26%	(3,894)	22%	(3,544)	22%	4%	(10)%
New Zealand	Property cost	(635)	11%	(298)	6%	(1,111)	6%	(809)	5%	(113)%	(37)%
	Occupancy expense	(150)	2%	(155)	3%	(439)	3%	(472)	3%	3%	7%
		(785)	13%	(453)	8%	(1,550)	9%	(1,281)	8%	(73)%	(21)%

Total operating expense		$(2,881)	48%	$(2,297)	43%	$(7,258)	42%	$(6,628)	42%	(25)%	(10)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(152)	3%	$(91)	2%	$(383)	2%	$(252)	2%	(67)%	(52)%
	General and administrative expense	(219)	4%	(72)	1%	(676)	4%	(69)	0%	(204)%	(880)%
		(371)	6%	(163)	3%	(1,059)	6%	(321)	2%	(128)%	(230)%
Australia	Depreciation and amortization	$(684)	11%	$(600)	11%	$(1,936)	11%	$(1,617)	10%	(14)%	(20)%
	General and administrative expense	(322)	5%	(279)	5%	(995)	6%	(774)	5%	(15)%	(29)%
		(1,006)	17%	(879)	16%	(2,931)	17%	(2,391)	15%	(14)%	(23)%
New Zealand	Depreciation and amortization	(243)	4%	(262)	5%	(616)	4%	(727)	5%	7%	15%
	General and administrative expense	14	0%	(34)	1%	(3)	0%	(51)	0%	141%	94%
		(229)	4%	(296)	5%	(619)	4%	(778)	5%	23%	20%
Total depreciation, amortization, general and administrative expense		$(1,606)	27%	$(1,338)	25%	$(4,609)	26%	$(3,490)	22%	(20)%	(32)%
OPERATING INCOME - REAL ESTATE
United States		$55	1%	$122	2%	$350	2%	$299	2%	(55)%	17%
Australia		1,445	24%	1,203	22%	4,403	25%	4,176	26%	20%	5%
New Zealand		49	1%	430	8%	847	5%	1,369	9%	(89)%	(38)%
Total real estate operating income		$1,549	26%	$1,755	33%	$5,600	32%	$5,844	37%	(12)%	(4)%

 “nm – not meaningful”

3rd Quarter Results:

Segment operating income

Real estate segment operating income decreased by 12%, or $206,000, to $1.5 million for the quarter ended September 30, 2017 compared to September 30, 2016, primarily attributable to increases in our operating expenses and depreciation, amortization and general & administrative expense, offset by the STOMP settlement proceeds received ($468,000) during the quarter.  Please refer below for further explanation.

Revenue

Real estate revenue for the quarter increased by 12%, or $646,000, mainly driven by the additional instalment from STOMP ($468,000) as part of the legal settlement and increase in property rental income for Australia due to new tenancies on our recently completed buildings in Auburn and Newmarket.    We would expect our Real Estate business to benefit from incremental rental income once we lease the remaining 50% unoccupied space of our LA Corporate Headquarters building to third parties.

Operating expense

Operating expense for the quarter ended September 30, 2017 increased by 25%, or $584,000,  due to the following:

•	for the U.S, operating expenses on our Corporate Headquarters in Los Angeles; and,
•	for New Zealand, set-up costs relating to our Courtenay Courtyard pop-up retail stores.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2017 increased by 20%, or $268,000, primarily driven by (i) increased depreciation expense due to capital enhancements and (ii) increased salary costs due to staff expansion and travel expenses as we continue to develop our Real Estate capacity in Australia and New Zealand.

Nine-Month Results:

Segment operating income

Real estate segment operating income decreased slightly by 4%, or $244,000, to $5.6 million for the nine months ended September 30, 2017 compared to September 30, 2016, primarily attributable to increases in our operating and general & administrative expenses relating to our Corporate Headquarters in Los Angeles and expansion of our real estate activities in Australia and New Zealand.  These were offset by the : (i) gain on insurance recoveries from our business interruption claim for Courtenay Central ETC,  and (ii) the STOMP settlement instalment. Please refer below for further explanation.

Revenue

Real estate revenue for the nine months of 2017 increased by 9%, or  $1.5 million, mainly driven by the following:

•	for the U.S., instalment payments from STOMP as part of our 2016 legal settlement ($1.1 million);
•	for Australia, increase in rental revenue due to new tenancies on our recently completed buildings in Auburn and Newmarket: and,
•

for New Zealand, the decrease in property rental income for New Zealand operations due to the temporary closure of our Courtenay Central ETC and the demolition of the adjacent parking, offset by the related insurance recoveries received during the second quarter.

Operating expense

Operating expense for the nine months ended September 30, 2017 increased by 10%, or $630,000,  due to the following:

•	for the U.S, the operating expenses on our Corporate Headquarters in Los Angeles; and,
•	for New New Zealand, set-up costs relating to our Courtenay Courtyard pop-up retail stores.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2017 increased by 32%, or $1.1 million, primarily driven by (i) increased depreciation expense due to capital enhancements and (ii) increased salary costs due to staff expansion and travel expenses as we continue to develop our Real Estate capacity in Australia and New Zealand.

LIQUIDITY AND CAPITAL RESOURCES

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  In addition, we are refurbishing our cinema properties where feasible, and adding (1) premium projection and sound presentation, (2) recliner seating when appropriate, and (3)  enhanced food and beverage options when possible.    Our real estate business plan is to re-develop our existing property assets, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, to dispose of such assets.  In addition, we review opportunities to monetize our assets where such action could lead to a financially acceptable outcome.  We also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two cinema or real estate segments.

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

The changes in cash and cash equivalents are discussed as follows:

	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	% Change
Net cash provided by operating activities	$8,755	$14,516	(40)%
Net cash used in investing activities	(13,196)	(35,509)	(63)%
Net cash (used in)/provided by financing activities	(5,368)	10,883	149%
Effect of exchange rate changes on cash and cash equivalents	(312)	388	(> 100)%
Decrease in cash and cash equivalents	$(10,121)	$(9,722)	4%

Operating activities

Cash provided by operating activities for the first nine months of 2017 decreased by $5.8 million, to $8.8,  primarily driven by higher cash outflows during the quarter relating to the following operational expenses:  (i) income taxes paid ($2.1 million), (ii) loan interest payments ($1.4 million), (iii) film rental payments ($1.2 million) and (iv) litigation costs ($1.1 million).

Investing activities

Cash used in investing activities during the nine months ended September 30, 2017 decreased by $22.3 million compared to same period of 2016, to net cash used of $13.2 million, primarily due to (i) final insurance settlement relating to our Courtenay Central earthquake damage ($18.4 million, net of business interruption recoveries), and (ii) partial payment from Frasers relating to the sale of our Burwood property ($16.6 million).  These were offset by (i) expenditures relating to the demolition and disposal of the parking building adjacent to our Courtney Central ETC in Wellington, New Zealand ($3.5 million), and (ii) increase in capital expenditures relating to our real estate development program and enhancements to our existing cinemas ($8.8 million).

Financing Activities

The $5.4 million net cash used in financing activities during the nine months ended September 30, 2017 was primarily related to (i) $6.5 million in stock repurchases, and (ii) $1.1 million of new borrowings (net of $46.6 million of repayments).

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At  September 30, 2017, our consolidated cash and cash equivalents totaled $8.9 million.  Of this amount, $2.3 million and $1.1 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows and lines of credit.  As noted in the succeeding table, we have $67.8 million unused/unrestricted capacity of credit facilities at September 30, 2017.  In addition, we have $49.5 million and $13.0 million (NZ$18.0 million) unused capacity for Union Square development uses and construction funding for New Zealand, respectively.    The Minetta & Orpheum Theatres Loan will become due within one year.  Currently, we are negotiating with our lender to renew this borrowing on a long-term basis.

As part of our operating cycle, we utilize cash collected from (i) our cinema business when selling tickets and food and beverage items,

and (ii) rental income typically received in advance, to reduce our long term borrowings and realize savings on interest charges.  We then settle our operating expenses generally with a lag within traditional trade terms.  This generates a temporary working capital deficit.  As discussed previously, we review the maturities of our borrowings and negotiate for renewals and extensions, as necessary for liquidity purposes.  We believe the cash flow generated from our operations coupled with our ability to renew loans when due will provide sufficient liquidity in the upcoming year.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the nine months ended September 30, 2017 and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	9/30/2017	2016	2015	2014	2013
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$8,896	$19,017	$19,702	$50,248	$37,696
Unused borrowing facility	121,405	117,599	70,134	45,700	19,400
Restricted for capital projects(1)	62,505	62,024	10,263	--	--
Unrestricted capacity	58,900	55,575	59,871	45,700	19,400
Total resources at period end	130,301	136,616	89,836	95,948	57,096
Total unrestricted resources at period end	67,796	74,592	79,573	95,948	57,096
Debt-to-Equity Ratio
Total contractual facility	$272,717	$266,134	$207,075	$201,318	$187,860
Total debt (gross of deferred financing costs)	151,312	148,535	130,941	164,036	168,460
Current	8,084	567	15,000	38,104	75,538
Non-current	143,228	147,968	115,941	125,932	92,922
Total book equity	174,795	146,615	138,951	133,716	123,531
Debt-to-equity ratio	0.87	1.01	0.94	1.23	1.36
Changes in Working Capital
Working capital (deficit)	$(6,377)	$6,655	$(35,581)	$(15,119)	$(75,067)
Current ratio	0.89	1.10	0.51	0.84	0.43
Capital Expenditures (including acquisitions)	$44,531	$49,166	$53,119	$14,914	$20,082

(1) This relates to the construction facilities specifically negotiated for: (i) Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2017:

(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Debt(1)	$157	$8,139	$105,843	$246	$258	$8,756	$123,399
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Tax settlement liability	--	--	--	--	2,686	--	2,686
Pension liability	2,311	684	684	684	684	3,043	8,090
Village East purchase option(3)	--	--	--	--	5,900	--	5,900
Lease obligations	8,290	29,564	27,135	20,233	16,317	129,070	230,609
Estimated interest on debt (2)	1,691	6,559	5,054	1,892	1,880	9,969	27,045
Total	$12,449	$44,946	$138,716	$23,055	$27,725	$178,751	$425,642

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

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings.    Please refer to Item 3 – Legal Proceedings in the Company’s 2016 Form 10-K for the year ended December 31, 2016 for more information. There have been no material changes to our litigation exposure since our 2016 Form 10-K, except as set forth in Note 13 – Commitments and Contingencies in the accompanying consolidated financial statements include in this Form 10-Q and in Part II – Item 1A – Risk Factors below.

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

We provided detailed discussion regarding these critical accounting policies in our 2016 Form 10-K and advise you to refer to that discussion.  Refer to Note 2 – Summary of Significant Accounting Policies –  Recently Adopted and Issued Accounting Pronouncements for more information regarding recently adopted and issued accounting pronouncements.

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

o	the cost and impact of improvements to our cinemas, such as improve seating, enhanced food and beverage offerings and other improvements;
o	disruptions from theater improvements; and
o	the extent to and the efficiency with which we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	the ability to obtain all permits to construct improvements;
o	the ability to finance improvements;
o	the disruptions from construction;
o	the possibility of construction delays, work stoppage and material shortage;
o	competition for development sites and tenants;
o	environmental remediation issues;

o	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;
o	the ability to negotiate and execute joint venture opportunities and relationships; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.
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
o

expenses, management and Board distraction and other effects of the litigation efforts mounted by James Cotter, Jr. against the Company, including his efforts to cause a sale of voting control of the Company;

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

At September 30, 2017, approximately 44% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $3.4 million in cash and cash equivalents.  At December 31, 2016, approximately 42% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $8.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $10.2 million for the nine months ended September 30, 2017.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 72% and 74% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $13.3 million and $4.8 million, respectively, and the change in our quarterly net income would be $1.8 million and $716,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2017 and December 31, 2016,  the balance of cumulative foreign currency translation adjustments was approximately $25.0 million gain and $14.8 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $134,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were  no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In a Petition filed with the California Superior Court in and for the County of Los Angeles in the matter of the James J. Cotter Living Trust (“Cotter Trust”), Case No. BP159755 (the "Trust Litigation") on or about July 12, 2017 (the “GAL Petition”), and at a hearing held on August 1-2, 2017, relating to other contested matters, the guardian ad litem (“GAL”) expressed to the Superior Court his view that the interests of the Cotter Grandchildren (the children of Margaret Cotter and Mr. Cotter, Jr.) would be best served by a sale at this time of the Class B Voting Stock held by the Cotter Trust and that he would recommend the appointment of a trustee ad litem (a “TAL”) to conduct a public sale of such Class B Voting Stock structured to open the sales process to interested purchasers general, but at the same time provide an opportunity for such Class B Voting Stock to be retained within the control of Ellen Cotter and Margaret Cotter.   As previously disclosed, the Trust Litigation involves assets of our Company’s founder, former Chairman, Chief Executive Officer and controlling stockholder, James J. Cotter, Sr.  The Cotter Trust holds approximately 41.4% of our Class B Voting Stock. The James J. Cotter Estate, which is the subject of a separate probate proceeding pending in the State of Nevada, holds, among other assets, 25.5% of our Class B Voting Stock, which is currently anticipated to ultimately “pour over” into the Cotter Trust.  The Cotter Trust provides for the creation of a sub-trust (the “Voting Trust’) to hold all of the Class B Voting Stock previously owned by Mr. Cotter, Sr.  Upon the funding of this Voting Trust, it will control approximately 66.9%.  Under applicable Nevada Law, subject to limited fiduciary obligations to minority stockholders, the holder of 66.6% of more of our Company’s Class B Voting Stock may remove and appoint directors to our Company at will.

Ellen Cotter and Margaret Cotter have requested an evidentiary hearing on the GAL Petition and the related Ex Parte Petition by Mr. Cotter, Jr., which likewise seeks the appointment of a TAL to sell the Class B Voting Stock previously owned by Mr. Cotter, Sr.   Mr. Cotter, Jr., has opposed Ellen Cotter and Margaret Cotter’s request for an evidentiary hearing, and requested that the Superior Court promptly grant his Ex Parte Petition without allowing any such evidentiary hearing.  No hearing has been scheduled, and it is questionable, in light of recent action by the Superior Court described below, that  the Superior Court will honor Ellen Cotter and Margaret Cotter’s request for an evidentiary hearing.

On August 29, 2017, the Superior Court entered a Tentative Statement of Decision (the "Tentative Ruling") in the Trust Litigation.  The Tentative Ruling declares that the 2014 Amendment to the Cotter Living Trust signed by Mr. Cotter, Sr., shortly before his death is invalid. Accordingly, subject to the Tentative Ruling becoming final, Ellen Cotter and Margaret Cotter will continue as the sole Co-Trustees of the Cotter Living Trust, as it existed prior to the 2014 Amendment, and Margaret Cotter will likewise continue as the sole trustee of the Voting Trust, again as it existed prior to the 2014 Amendment.   The Tentative Ruling also provides, again subject to becoming final, for the appointment of a temporary trustee ad litem “with the narrow and specific authority to obtain offers to purchase the Reading stock in the voting trust or the citrus farms (certain orchard and packing house properties previously owned by Mr. Cotter, Sr.), but not to exercise any other powers without court approval, specifically the sale of the [sic] company or any other powers possessed by the trustees.” The Superior Court acknowledges that it has no jurisdiction over “the sale of the [C]ompany.” However, the Superior Court has jurisdiction over the assets in the Cotter Trust, including the potential disposition of a controlling interest in the Company. Under the governing California Rules of Court, the Tentative Ruling does not constitute a judgment and is not binding on the Superior Court. The Superior Court remains free to modify or change its decision. It is uncertain as to when, if ever, the Tentative Ruling will become final, or the form in which it will ultimately be issued.

Our Company has advised the Superior Court that our Company supports the request by Ellen Cotter and Margaret Cotter for an evidentiary hearing on the issues of if, when and/or how the potentially controlling interest in our Company should be sold and that, in the view of our Board of Directors, it is in the best interests of our Company and stockholders generally that our Company be permitted to continue to execute on the Three Year Business Strategy approved by our Board on February 18, 2017.   We have further advised the Superior Court that our Board has a fiduciary duty to our Company and our stockholders generally to see that that Three Year Business Strategy is realized and not disrupted or dismantled.

We are advised by Margaret Cotter and Ellen Cotter that they are opposed to any sale at this time of any of the Class B Voting Stock previously owned by their father, Mr. Cotter, Sr.   They have further advised that they believe that a sale of such Class B Voting Stock would be inconsistent with the applicable trust documents and the intentions of their father.  We understand that Mr. Cotter, Jr., is of the view such shares should be offered for sale to the highest bidder in an auction process which would allow the participation of multiple bidders and which would not include any protections for minority stockholders or provide for the participation of minority stockholders in any resulting change of control transaction.

We are advised by Margaret Cotter and Ellen Cotter that, if there is a judicially ordered disposition of the Class B Voting Stock previously owned by James J. Cotter, Sr., they intend to be the purchasers of such shares, to retain control of our Company within the Cotter Family, and to preserve and continue on the execution of our Company’s Three Year Business Plan.  We are advised that Mr. Cotter, Jr., opposes a buy-out by Ellen Cotter and Margaret Cotter of the Class B Voting Stock beneficially owned by his  children (representing three-fifths of the Class B Voting Stock to be held by the Voting Trust) and that he has requested the Superior Court, if it were to consider a potential buy-out of his children’s interest in the Class B Voting Stock  by Margaret Cotter and Ellen Cotter, that he be given the same opportunity to buy-out Margaret Cotter’s children’s shares.

Mr. Cotter, Jr., voted against the adoption of our Company’s Three Year Business Strategy and continues to prosecute his derivative action against all of the other members of our Board of Directors and our Company.

On August 7, 2017, our Board of Directors appointed a Special Independent Committee to, among other things, review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, responding to or relating to any potential change of control transaction relating to a sale by the Cotter Living Trust of its holdings of Class B Voting Stock.   The Special Independent Committee has not, however, been delegated any authority to issue or to obligate the Company to issue any shares of our Company’s stock, or to approve any merger, consolidation or liquidation of our Company.   Directors Judy Codding, William Gould and Douglas McEachern have been appointed to serve on this Special Independent Committee.  The Special Committee will be reviewing the scope and implications of the Tentative Ruling and, consistent with its delegated authority, working to protect the best interests of our Company and stockholders generally.

If control of our Company is auctioned off to a third party through the Trust Litigation, no assurances can be given that our Company would be able to continue with its current business plan, that any stockholders other than the Cotter Trust and the Cotter Estate would be able to participate in any such change of control transaction, and/or that the interests of such a purchaser of control would be consistent with the best interest of stockholders generally.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the periods covered by this report.

The following table summarizes our repurchases under the March 2, 2017 stock repurchase program for the nine months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$ 15.99	41,899	$ 24,330,149
May 2017	98,816	$ 15.78	98,816	$ 22,771,316
June 2017	70,234	$ 16.39	70,234	$ 21,620,212
August 2017	187,207	$ 15.81	187,207	$ 18,659,580
September 2017	5,000	$ 15.71	5,000	$ 18,581,038
Total	403,156	$ 15.92	403,156

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

READING INTERNATIONAL, INC.

Date:November 6, 2017

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:November 6, 2017

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer