Form 10-K
period 2017-12-31
READING INTERNATIONAL INC
filed 2018-03-16
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 or

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 12, 2018, there were 21,497,716 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.    The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $287,968,855 as of December 31, 2017.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

The information in this Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K" or “2017 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussions and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2017 Form 10-K.

PART I

Item 1 – Our Business

GENERAL

Reading International, Inc. (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading”, “we,” “us,” or “our”) was incorporated in 1999 incident to our reincorporation in the State of Nevada. Our class A non-voting common stock (“Class A Stock”) and class B voting common stock (“Class B Stock”) are listed for trading on the NASDAQ Capital Market (Nasdaq-CM) under the symbols RDI and RDIB, respectively.  Our Corporate Headquarters is located at 5995 Sepulveda Blvd, Suite 300, Culver City (a Los Angeles suburb), California, United States 90230.

Our corporate website address is www.ReadingRDI.com.  We provide, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with or furnished it to the Securities and Exchange Commission (www.sec.gov).  The contents of our Company website are not incorporated into this report. Our corporate governance charters for our Audit and Conflicts Committee and Compensation and Stock Options Committee are available on our website.

BUSINESS DESCRIPTION

Synergistic Diversification and Branding

We are a diversified company principally focused on the development, ownership and operation of entertainment and real property assets in three jurisdictions: (i) United States (“U.S.”), (ii) Australia, and (iii) New Zealand.  We group our businesses in two (2) operating segments:

•	Theatrical Motion Picture Exhibition (“Cinema Exhibition”), through our 59 cinemas, and,
•

Real Estate, including real estate development and the rental or licensing of retail, commercial and live theater assets comprising some 21,918,000 square foot of land and approximately 842,000 square feet of net rentable area.

Our portfolio of commercial brands is described as follows:

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Cinema Exhibition / All Countries		United States, Australia, New Zealand

Our Reading Cinemas brand, a name we took from our corporate predecessor (refer to Item 7 – Management’s Discussion & Analysis for our Company History), delivers movie entertainment across our three operating jurisdictions. All our cinemas are equipped with the latest state-of-the-art digital equipment, and some screens feature TITAN XC/LUXE or IMAX.

Reading Cinemas US Reading Cinemas AU Reading Cinemas NZ
United States

Since its opening in 1989, the Angelika Film Center (“AFC”) in New York City (“NYC”) is a successful and well-recognized dedicated arthouse in the U.S., featuring independent and foreign films.  Our Angelika brand now has five additional cinemas in the U.S., including the states of Virginia, Texas, California, and Washington D.C.

Angelika Film Center
	CONSOLIDATED THEATRES	United States

In 2017, our Consolidated Theatres celebrated 100 years of providing cinematic entertainment in the state of Hawaii.  Currently, we have one (1) cinema on the island of Maui and eight (8) cinemas on the island of Oahu, including the newly-opened state-of-the-art 8-screen cinema, Olino by Consolidated Theatres.

Consolidated Theatres

Business Segment / Unit	Our Commercial Brands	Country	Description	Description
		United States	Our City Cinemas circuit, which consists of five cinemas in New York (including one managed cinema), features an eclectic mix of programming, from mainstream blockbusters to independent films.	City Cinemas
Real Estate / Leasing		United States

The redevelopment of 44 Union Square, a historic Union Square landmark in New York City, is under construction and we anticipate this flagship real estate property in the U.S. will be ready for tenant fit-out by 3rd quarter of 2018.

44 Union Square
Australia

We just completed a major expansion of Newmarket Village, located in a suburb of Brisbane, that added a new 8-screen Reading Cinemas with TITAN LUXE, an additional 10,150 square feet (943m2) of restaurant tenants and 124 parking spaces.

Newmarket Village
Australia

Anchored by a 9-screen Reading Cinemas, Auburn/Redyard is an outdoor retail center located in a suburb of Sydney that is undergoing a major facelift to enhance and improve our retail tenancy mix and added three new restaurant tenants in 2017.

Auburn/Redyard
Australia

Anchored by our own Reading Cinemas, we acquired Cannon Park, comprised of two-adjoining retail centers in the State of Queensland.  The property was purchased in December 2015, in line with our strategic business plan to organically grow our real estate business.

Cannon Park Townsville
New Zealand

As a result of an earthquake in November 2016, we now have the opportunity to re-think our Courtenay Central expansion project, which includes plans to construct a supermarket. This property in the heart of New Zealand’s capital city is anchored by our 10-screen Reading Cinemas, which re-opened in March 2017 following the earthquake.  While we re-think our expansion plans, we have launched a pop up food and entertainment experience called The Courtyard.

Courtenay Central
Real Estate / Live Theatre		United States	We continue to operate three (3) off-Broadway live theatres, one (1) in Chicago and two (2) in Manhattan, New York, all branded under Liberty Theatres.	Liberty Theatres

We synergistically bring together cinema based entertainment and real estate and believe that these two business segments complement one another, as our cinemas have historically provided the steady cash flows that allow us to be opportunistic in acquiring and holding real estate assets (including non-income producing land) and support our real estate development activities.  Our real estate allows us to develop an asset base that we believe will stand the test of time and one that is capable of being leveraged. More specifically, the combination of these two segments provides a variety of business advantages including the following:

•

Cinema Anchor Tenancy.  Cinemas can be used as anchors for larger retail developments (referred to as entertainment-themed centers, or “ETCs”), and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate with third-party anchor tenants.  We have used cinemas to create our own anchors in the following ETCs:

ETC	City, State or Region / Urban Area	Recent or In-development Projects
Newmarket Village	Newmarket, Queensland / Brisbane	Expansion Project which added an 8-Screen Reading Cinemas and new retail and parking spaces, completed December 2017.
Redyard	Auburn, New South Wales / Sydney	Expansion Project to add new retail, completed December 2017. Re-development of public alfresco space, target completion Q3-18.
Cannon Park	Townsville / Queensland	Concept master planning in development.
Courtenay Central	Wellington / New Zealand	Re-design of Expansion Project in progress.
Belmont	Perth / Western Australia	No current development planned.

•

Reduced Pressure to Deliver Cinema Business Growth.  Pure cinema operators can encounter financial difficulty as demands upon them to produce cinema-based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites or overpaying for existing cinemas. While we believe that there will continue to be attractive opportunities to acquire cinema assets and/or to develop upper-end specialty type theaters in the future, we do not feel pressure to build or acquire cinemas for the sake of adding units or building gross revenues. This strategy has, over the years, allowed us to acquire cinemas at multiples of trailing theater cash flow below those paid by third parties in recent acquisitions.  We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us or that such funds are not needed for reinvestment to maintain our cinemas in a competitive position.

•

Flexibility in Property Use.  We are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity. Our  Union Square property, where redevelopment is currently in progress, and our Cinema 1,2,3 property on Third Avenue (near 60th Street) in New York City, which is slated for redevelopment, were initially acquired as, and in the case of our Third Avenue property, continues to be used as, an entertainment property.

Insofar as we are aware, we are the only publicly traded company in the world to apply this two-track, synergistic approach to the cinema and real estate development businesses on an international basis.  None of the major cinema exhibition companies (other than Marcus Theatres) have any material landholdings as they operate predominantly on a leased-facility model.

We believe that this synergistic two-pronged strategy – which focuses on the building of long term real estate assets as well as cinema operations – has gained respect in the market, as the trading price of our stock has, generally speaking, outperformed those of our pure cinema competitors in recent periods.

Business Mix and Impact of Foreign Currency Fluctuations

We have worked to maintain a balance both between our cinema and real estate assets and between our U.S. and our Australian and New Zealand assets. In 2017, we invested approximately $38.1 million in our U.S. assets, including approximately $20.1 million for the development of our real estate assets (principally construction of our Union Square property) and $18.0 million for the improvements of our cinema assets (principally upgrading our offerings at our existing cinemas).  We invested approximately $35.6 million in our Australian assets, including approximately $28.2 million for the development of our real estate assets (principally at our Newmarket (Brisbane) and Auburn (Sydney) shopping centers), and $7.5 million for the development of our cinema assets (principally the fit out of our new cinema at Newmarket and the upgrade of certain other cinemas).  We invested approximately $3.3 million in our New Zealand assets, including approximately $2.7 million for the development of real estate assets (principally towards the redevelopment of our Courtenay Central assets), and approximately $571,000 for the development of cinema assets (principally upgrades).

As shown in the chart within the International Business Risks section below, exchange rates for the currencies of these jurisdictions have varied, sometimes materially.  These ratios naturally have an impact on our revenues and asset values, which are reported in USD.  Notwithstanding these fluctuations, however, we continue to believe that, over the long term, operating in Australia and New Zealand is a prudent diversification of risk.  Australia has been identified by the United Nations as one of the Top 10 highest natural resources per person in the world. In 2017, Deutsche Bank named Wellington the best place in the world to live. In 2013, the Organization for Economic Co-operation and Development rated Australia as the best place to live and work in the world. In our view, the Australian and New Zealand lifestyles support our entertainment/lifestyle focus.

At December 31, 2017, the book value of our assets was $423.0 million, and, as of that same date, we had a consolidated stockholders’ book equity of $181.2 million. Calculated based on book value, $135.2 million, or 32% of our assets, relate to our cinema exhibition activities and $249.2 million, or 59%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Note 1 – Description of Business and Segment Reporting to our 2017 consolidated financial statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2017, we had approximately 45% of our assets in the United States, 40% in Australia and 15% in New Zealand compared to 40%, 42%, and 18% respectively, at the end of 2016.

At December 31, 2017, we had cash and cash equivalents of $13.7 million, which has been treated as a corporate asset. Our cash included $9.1 million denominated in U.S. dollars, $2.9 million (AU $3.6 million) in Australian dollars, and $1.7 million (NZ$2.4 million) in New Zealand dollars. We had non-current assets of $169.3 million in the United States, $158.5 million (AU$202.8 million) in Australia and $61.7 million (NZ$86.9 million) in New Zealand.  We had $75.0 million unused capacity of available and unrestricted corporate credit facilities at December 31, 2017.

For 2017, our gross revenues in these jurisdictions were $143.8 million, $106.2 million, and $29.7 million, respectively, compared to $143.1 million, $97.5 million, and $29.9 million for 2016. The United States and Australia both posted revenue increases again in 2017 primarily due to increased box office sales as a result of higher attendance in Australia and increases in our food & beverage (“F&B”). Other revenues increased in all jurisdictions including the business interruption insurance proceeds from our Courtenay Central insurance claim. New Zealand revenue decreased slightly in 2017 compared to 2016 due to the closure of our Courtenay Central ETC and the associated car parking building. The complex and Cinema re-opened for business in March 2017.

CINEMA EXHIBITION

Overall

We are dedicated to creating inspiring cinema experiences for our guests through hospitality-styled comfort and service, cinematic presentation, uniquely designed venues, curated film and event programming, and crafted food and beverage options. As discussed previously, we manage our worldwide cinema exhibition business under various brands.  Historically, we have focused on the ownership and/or operation of three categories of cinemas:

•	Modern stadium-seating multiplex cinemas featuring conventional film product;
•	Specialty and art cinemas, such as Angelika Film Centers in the U.S. and Rialto Cinema in New Zealand; and,
•

Conventional sloped-floor cinemas in certain markets, including New York City with its prohibitory occupancy and construction costs as well as small town markets that will not support the development of a modern stadium-design multiplex cinema.

Shown in the following table are the number of locations and theatre screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying asset as of December 31, 2017:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York(3)	6	23	5	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	27	245	26	1
Australia	New South Wales	6	43	4	2	Reading Cinemas
	Victoria	6	43	6		Reading Cinemas
	Queensland	5	48	2	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Australia Total	21	165	15	6
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	6	5
GRAND TOTAL		59	477	47	12

(1)	The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
(2)

The Company is a 50% joint venture partner in two (2) New Zealand Rialto cinemas.  We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)	Our New York statistics include one (1) managed cinema.

We continue to focus on upgrading our existing cinemas and developing new cinema opportunities to provide our customers with premium offerings, including luxury seating, state-of-the-art presentation including sound, lounges, cafés and bar service, and other amenities.  In 2017, we increased the number of auditoriums featuring luxury recliner seating from 58 to 112. In addition, we added large format TITAN XC or LUXE screen offerings to 15 of our cinemas. Our circuit has been completely converted to digital projection and sound systems. In 2017, we upgraded 6 of our auditoriums to feature Dolby ATMOS sound (including our new Newmarket site), which we consider to be the best in the industry at this time.

While attendance and gross box office was somewhat down for the exhibition industry in the U.S., Australia and New Zealand for 2017, compared to 2016, we believe that the cinema exhibition business will continue to generate fairly consistent cash flows in the years ahead, even in recessionary or inflationary environments, because people will continue to spend a reasonable portion of their entertainment dollars on entertainment outside of the home.  When compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option.

Recognizing that the cinema exhibition business is considered a mature business, we continue to see growth opportunities in our cinema exhibition business principally from (i) the enhancement of our existing cinemas, (ii) the development in select markets of art and specialty cinemas, (iii) the development of new state-of-the-art cinemas on land that we already own or may in the future acquire, and (iv) the development of new cinemas in selected markets. While we continue to consider possible opportunities in third party developments, we prefer, where possible, to put our capital to work in properties that we own rather than take on potentially burdensome lease obligations with their built-in rent increases and pass-throughs.

We continue to expand and upgrade our circuit on an opportunistic basis. Our philosophy is not one of growth at any cost and our goal is not to have more screens than anyone else. Rather, our goal is to have high quality, consistently grossing cinemas, and to grow on a steady and sustainable basis. In 2017, we opened a new 8 screen cinema at our Newmarket Shopping Center in Brisbane, Australia, and began the process of repositioning our Cal Oaks cinema, located in Murrieta, California which will feature our new “Spotlight” level of service in 6 out of the 17 auditoriums.  “Spotlight” puts focus directly on our customers by providing an in-auditorium, waitered, enhanced F&B experience for their enjoyment.  We also upgraded 54 of our screens to luxury seating and extended our enhanced food offerings (featuring alcoholic beverages) to 26 of our cinemas.  In 2016, we opened an eight-screen, state-of-the-art cinema, branded Olino by Consolidated Theatres, our ninth theatre and first to break ground since 2001 in the state of Hawaii.  In 2015, we opened a new state-of-the-art cinema (eight screens) in Auckland, New Zealand, completed the renovation and rebranding as an “Angelika” luxury art cinema of our conventional cinema at the Carmel Mountain Plaza in San Diego, California, completely renovated our fourteen-screen Harbourtown cinema in Queensland, Australia, and added the first IMAX screen to our circuit. We currently have 3 new cinemas, representing 17 screens, in our pipeline for opening before the end of 2019, with 15 existing cinemas, representing 113 screens, scheduled for significant updating and refurbishment during that same period.

Since 2015, we have consistently executed our strategic priority of upgrading the food and beverage menu at a number of our U.S. cinemas. We are focused on the renovation and upgrading of our existing U.S. cinemas, along the lines of our Carmel Mountain cinema.  Working with Bruce Seidel (veteran Food Network executive) of Hot Lemon Productions and chef Santos Loo, we are upgrading our food and beverage offerings.  During 2017, we created our “Spotlight” service concept, which is being implemented at our Cal Oaks cinema.  We have obtained beer and wine, and in some cases liquor, licenses for 12 of our venues in the U.S. and are in the application process for an additional 4 venues.  As a result we are currently offering alcoholic beverages at 12 of our U.S. cinemas.  In our international cinema operations, we offer beer and wine menu options for 10 of our cinema locations in Australia and four of our cinema locations in New Zealand.

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

Operating Information

At December 31, 2017, our principal tangible assets included:

•	interests in 58 cinemas comprising some 473 screens;
•	fee interests in three live theaters (the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);
•	fee interest in one cinema (the Cinemas 1,2,3), in New York City;
•	fee interests in two cinemas in Australia (Bundaberg and Maitland) and four cinemas in New Zealand (Dunedin, Invercargill, Napier and Rotorua);
•	fee interest in our Union Square property, previously used by us as a live theater venue and for rental to third parties and now being redeveloped for retail and office uses;
•	our ETCs in Sydney (Redyard Center), Brisbane (Newmarket Center), Townsville (Cannon Park), Perth (Belmont) and Wellington (Courtenay Central);
•	an interest in 70.4 acres of currently vacant land located between Auckland and the airport, zoned for light industrial and industrial purposes.
•	an interest in 202 acres of currently vacant land located in Coachella, California zoned for residential and mixed use purposes.
•

fee interest in 2 office buildings, our corporate office in Culver City, Los Angeles as well as an office in Melbourne, Australia. Both buildings are mixed use assets, housing our corporate staff with any surplus space rented, or available to rent to third parties.

•

In addition to the fee interests described immediately above, fee ownership of approximately 20.7 million square feet of developed and undeveloped real estate in the United States, Australia and New Zealand; and,

•	cash and cash equivalents, aggregating $13.7 million.

Although we operate cinemas in three jurisdictions, the general nature of our operations and operating strategies does not vary materially from jurisdiction-to-jurisdiction. In each jurisdiction, our gross receipts are primarily from box office receipts, food and beverage sales, and screen advertising. Our ancillary revenue is created principally from theater rentals (for example, for film festivals and special events), and ancillary programming (such as concerts and sporting events).

Our cinemas generated approximately 63% of their 2017 revenue from box office receipts.  Ticket prices vary by location, and in selected locations we offer reduced rates for senior citizens, children and, in certain markets, military and students.

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

F&B sales accounted for approximately 30% of our total 2017 cinema revenue. Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, historically F&B products have been primarily popcorn, candy, and soda. This is changing, as more of our theaters are offering expanded food and beverage offerings.  One of our strategic focuses is to upgrade our existing cinemas with expanded F&B offerings.

Screen advertising and other revenue contribute approximately 7% of our total 2017 cinema revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies contract with us for the right to show such advertising on our screens.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage our cinemas with executives located in Los Angeles and Manhattan in the U.S.; Melbourne, Australia; and Wellington, New Zealand.  Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we assist in the booking of these two cinemas, our joint venture partner, Event Cinemas, manages their day-to-day operations.  In addition, we have a one-third interest in a 16-screen Brisbane cinema managed by Event Cinemas.

Licensing and Pricing

Film product is available from a variety of sources, ranging from the major film distributors, such as Paramount Pictures, Twentieth Century Fox, Warner Bros, Buena Vista Pictures (Disney), Sony Pictures Releasing, Universal Pictures and Lionsgate, to a variety of smaller independent film distributors.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors. Worldwide, the major film distributors dominate the market for mainstream conventional films.  In the U.S., art and specialty film is distributed through the art and specialty divisions of these major distributors, such as Fox Searchlight and Sony Pictures Classics, and through independent distributors such as A24 and Annapurna Pictures. Generally speaking, film payment terms are based upon an agreed-upon percentage of box office receipts that will vary from film-to-film.

Competition

In certain of our U.S. markets, film may be allocated by the applicable distributor among competitive cinemas, commonly known as “clearance”, while in other such U.S. markets we have access to all film in the market.  This is discussed in greater detail below.  Accordingly, from time-to-time, we are unable to license every film that we may desire to play. In the Australian and New Zealand markets, we generally have access to all film product in the market.

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

In certain markets in the U.S., distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, at their complete and absolute discretion, even though the number of “digital prints” is theoretically unlimited and all advertising for conventional film is paid for by the distributors. Some competitors, like AMC, have in recent periods been increasingly aggressive in their efforts to prevent competitors’ access to film product in film zones where they have cinemas.  Currently we still face clearance situations in several markets.

However the use of clearances is currently being challenged. We believe that, as the two principal justifications for clearances (the cost of producing an additional print and the shared advertising cost) no longer exist, that ultimately clearances should (except in exceptional cases – for example where a distributor’s strategy is for a limited or staged release) go away.  If this occurs, on balance, we believe that this will be a positive development for us, as it will generally increase our access to film in competitive markets.  Pressure on the major chains to stop using “clearances” is increasing.  An investigation by the United States Department of Justice, Antitrust Division, into the possible anticompetitive activities of major chains has been initiated.   Also, there have been private lawsuits by small chains to stop the practice.  For example, iPic Theaters has obtained a temporary injunction against clearance practices by one major chain in Harris County, Texas, and is seeking further injunctions against other major chains in Texas as well as in other jurisdictions, such as the District of Columbia. In 2016, several major distributors (including 20th Century Fox and Universal Studios) announced that they would no longer grant clearances. We believe that this will increase our access to top film product.

For now, competition for films can be intense, depending upon the number of cinemas in a particular market. Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, in the United States, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Cineworld (the new owners of Regal), AMC (including the newly acquired Carmike) and Cinemark, these mega-exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Also, the majors have a significant number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets.  Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top-grossing films, rather than deal with independents such as ourselves. The situation is different in Australia and New Zealand, where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.  However, on the reverse side, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films.

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

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are AMC (with 11,247 screens in 1,027 cinemas, which includes the information of newly acquired Carmike), Regal (with 7,315 screens in 561 cinemas), recently acquired by Cineworld Group, the U.K.’s largest cinema operator, and Cinemark (with 4,561 screens in 339 cinemas).  As of December 31, 2017, we were the 9th largest exhibitor with 1% of the box office in the United States with 245 screens in 27 cinemas under management.

The principal exhibitors in Australia are Greater Union, which does business under the Event Cinemas name (a subsidiary of Amalgamated Holdings Limited) (“Event”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 76% of the total cinema box office: Event 41%, Hoyts 22%, and Village 13%.  Event has 566 screens nationally, Hoyts 354 screens, and Village 210 screens.  By comparison, our 149 screens (excluding any partnership theaters) represent approximately 7% of the total box office. In June 2015, Hoyts was acquired by Wanda, which also holds a controlling interest in AMC.

The principal exhibitors in New Zealand are Event Cinemas with 116 screens nationally and Hoyts with 63 screens.  Reading has 54 screens (excluding its interest in unconsolidated joint ventures).  The major exhibitors in New Zealand control approximately 53% of the total box office: Event 33% and Hoyts 20%.  Reading has 15% of the market (Event and Reading market share figures exclude any partnership theaters).

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

In-Home and Mobile Device Competition

The “in-home” and mobile device entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home and mobile device entertainment systems and in the accessibility to, and quality of, entertainment programming through cable, satellite, internet distribution channels, and Blu-ray/DVD. The success of these alternative distribution channels and the entrance of new sources of product (like NetFlix and Amazon) who are producing product competitive with films produced for theatrical release puts additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates and the willingness of consumers to take the time and pay the admission price to go to the movie theater.  To a certain extent, it appears that consumers are willing to choose convenience over presentation quality.  We are responding to this challenge generally by increasing the comfort and service levels available at our cinemas and by, in our case, bringing in more specialized and alternative product to our audiences. We are focusing on the fact that going to the movies is a social experience, and we are working to make that experience the best that it can be. These are issues common to both our U.S. and international cinema operations.

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

REAL ESTATE

Overall

We engage in real estate development and the ownership and rental or licensing to third parties of retail, commercial and live theater assets. We own the fee interests in all of our live theaters, and in 12 of our cinemas (as presented in the preceding table within the “Cinema Exhibition” section).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

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

Over 2016 and 2017, we added 25,635 square foot of newly constructed net rentable space to our existing ETCs (calculated exclusive of cinema space), of which 24,924 square foot has been rented.

In light of the geographic reach of our business, and the highly localized nature of the real estate business, we have historically made use of third party contractors to provide on-site management of our real estate development and management activities. We have begun, however, in recent periods to selectively build our internal resources in this regard, concentrating on Australia and New Zealand where we have increased our overall real estate team from 3 to 9 full time employees over the last 2 years.

Given the substantial increase in Manhattan rents and commercial real estate values in recent periods, we closed our live theater at our Union Square property and commenced construction of a revitalized retail and office offering, known as 44 Union Square, at that location.  Also, we continue to pursue the redevelopment of our Cinemas 1,2,3 property.

In 2016, we began the construction phase of the redevelopment of our Union Square property into approximately 73,322 square feet of net leasable area (inclusive of anticipated BOMA adjustments), comprised of retail and office space.  A short video on this project can be seen at www.44unionsquare.com.  The redeveloped building, designed by BKSK Architects, features an iconic glass dome, reviewed and approved by the City of New York Landmarks Preservation Commission.  Edifice Real Estate Partners, LLC is our development manager; Newmark Grubb Knight Frank is our leasing agent; and, an affiliate of CNY Construction LLC is our construction manager.  BKSK and Gensler have assisted with the internal layout and interior design of the building.   Construction financing is being provided by the Bank of the Ozarks and an affiliate of Fisher Brothers, who will together provide approximately $57.5 million in financing.  The total cost of the redevelopment is currently estimated at $74.5 million. Newmark advises us that retail tenant demand in our property continues to be strong.   Construction of our redeveloped building is currently more than 50% complete, and we currently anticipate that, subject to the signing of acceptable leases, the building will be ready for the commencement of the construction of tenant improvements in the third quarter of 2018.

Regarding our Cinemas 1,2,3 property in Manhattan, we have received the consent of the 25% minority member of the ownership entity for the redevelopment of the property. We are evaluating the potential to redevelop the property as a mixed use retail and residential and/or hotel property.  Further, we have completed a preliminary feasibility study and are currently in negotiations with the owner of the approximately 2,600 square foot corner parcel adjacent to our Cinemas 1,2,3 property on the corner of 60th Street and 3rd Avenue for the joint development of our properties.  A combination of the properties would produce approximately 121,000 square foot of FAR and approximately 140,000 square feet of gross buildable area.  While no assurances can be given that we will be able to come to terms with the adjacent owner, negotiations are progressing. On August 31, 2016, we secured a new three-year mortgage loan ($20.0 million) with Valley National Bank, the proceeds of which were used to repay the mortgage on the property with the Bank of Santander ($15.0 million), to repay Reading for its $2.9 million loan to Sutton Hill Properties, LLC (the owner of the property), and for working capital purposes.  We own a 75% managing member interest in Sutton Hill Properties, LLC.

On April 11, 2016, we purchased for $11.2 million a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We currently use approximately 50% of the leasable area for our headquarters offices and endeavor to lease the remainder to unaffiliated third parties.  Culver City has in recent years developed as a center of entertainment and high-tech activity in Los Angeles County. We moved into the building in February, 2017, and have obtained $8.4 million in financing on the property pursuant to a 10-year, fixed rate mortgage loan at an interest rate of 4.64% per annum and in June 2017 we obtained an additional $1.5 million in financing due to a reappraisal of the property, at an interest rate of 4.44%. Currently, we own essentially all of the office space from which we conduct our executive and administrative operations.   All of our leasehold interests are cinema operating properties.

Overseas, on December 23, 2015, we acquired two adjoining properties in Townsville, Queensland, Australia for a total of $24.1 million (AU$33.4 million) comprising approximately 5.6 acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  Our multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center.  This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets. We operate these two (2) properties as a single ETC.  For additional information, see Note 4 – Real Estate Transactions.

We continue to work on the expansion and upgrading of our Auburn ETC in Sydney, Australia, our Newmarket ETC in Brisbane, Australia, and our Courtenay Central ETC in Wellington, New Zealand.

At Auburn, since the beginning of 2016, we have entered into leases representing approximately 15,000 square feet of additional retail space, which will increase the square footage of that center from approximately 117,000 to approximately 132,000 square feet.  Of this 15,500 square feet, 9,600 square feet was completed in 2016, and the remaining 5,900 square feet was completed in Q4 2017.   This expansion is being funded internally.

At Newmarket, we have added a state-of-the art eight-screen cinema, 10,165 square feet of additional retail space and 124 additional parking spaces.   On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant Coles supermarket.  This property is currently improved with an office building, which is now fully leased.  These leases have early development provisions allowing us to terminate these arrangements in connection with a redevelopment of the property.  We intend to ultimately demolish this office building and to integrate this parcel into our Newmarket development.  This will increase our Newmarket footprint from approximately 204,000 square feet to approximately 227,000 square feet.  Our Newmarket project is currently being funded internally.

In May 2015 we received town planning approval for an $11.8 million (NZ$17.0 million) supermarket and retail expansion at our Courtenay Central ETC, located in Wellington, New Zealand.  The expansion was anticipated to consist of an approximately 36,000 square foot “Countdown” supermarket and approximately 4,000 square feet of general retail space.  In connection with the expansion, we were contemplating an approximately NZ$6.0 million upgrade and re-tenanting of the remainder of Courtenay Central.   However, the earthquake in late 2016 has added complexity to our development activities at Courtenay Central, both necessitating and permitting a complete review of our plans for that location.

•

First of all, our supermarket tenant advised us that it desired to upgrade the quality of the offering at our Center, which caused initial design and construction delays. This was both good news and bad news, since while we believe that our Center would benefit from an upgraded grocery offering (the tenant being responsible for the increased costs resulting from such enhanced improvements), such upgrades would have delayed the opening date of the supermarket.  However, in some ways, these delay concerns may have been mooted by the earthquake.

•

This earthquake severely damaged our 9 story parking garage at the Center, necessitating its demolition for health and safety reasons. We have recovered insurance proceeds of $25 million with respect to this damage. However, the location and configuration of the historic parking garage were less than ideal from the point of view of the refurbishment and expansion of Courtenay Central.   Accordingly, while we still intend to construct a supermarket at the site (but now upgraded to a “premium” supermarket), and while we do not contemplate the demolition of any of the remaining elements of Courtenay Central, we are reconsidering the layout of the property and the potential to increase the leasable square footage at the site by optimizing the location and configuration of the replacement parking garage.   This re-evaluation process is ongoing.

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

In the second quarter of 2016, the Auckland City Council revised the zoning of the agricultural portion of our property in Manukau (approximately 64.0 acres) to light industrial uses.  The remaining 6.4 acres of our Manukau property were already zoned for heavy industrial use.  Light industrial uses include certain manufacturing, production, logistic, transportation, warehouse and wholesale distribution activities and, on an ancillary basis, certain office, retail and educational uses. That decision was subject to a public announcement process, and became final in September 2016.  Now that our zoning enhancement goal has been achieved, we are working with the southern gateway consortium on the development of a master plan for the construction of needed infrastructure works, while we continue to develop our long range plans for the property.

We have culled our real estate holdings to focus on those projects which we believe offer more upside potential to us. As part of this process, we sold our land holdings in Moonee Ponds, Australia for $17.5 million (AU$23.0 million) and a Los Angeles condominium for $3.0 million in 2015 and our land holdings in Burwood, Australia, for $51.6 million (AU$64.9 million) in 2014, the balance of the sale price of this property of $45.7 million (AU$58.4 million) was received in two installments, a partial payment in June 2017 and the final settlement in December 2017. These sales were made based on our belief that the assets involved had reached the highest value that we could reasonably achieve without investing substantial additional sums for land use planning, construction, and marketing.

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

EMPLOYEES

As of December 31, 2017, we had 84 full-time executive and administrative employees, 69 live theatre employees, 9 Real Estate employees and 2,423 cinema employees. A small number of our cinema employees in New Zealand are union members, as are our projectionists in Hawaii. None of our Australian-based employees or other employees are subject to union contracts. Overall, we are of the view that the existence of these collective-bargaining agreements does not materially increase our costs of labor or our ability to compete. We believe our relations with our employees to be generally good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our key executive officers as of February 28, 2018:

Name	Age	Title
Ellen M. Cotter	51	Chairperson of the Board, Chief Executive Officer and President
Margaret Cotter	50	Vice Chairperson of the Board, Executive Vice President – Real Estate Management and Development-NYC
Dev Ghose	64	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Andrzej J. Matyczynski	65	Executive Vice President – Global Operations
Robert F. Smerling	83	President – Domestic Cinemas
Wayne D. Smith	60	Managing Director – Australia and New Zealand

Ellen M. Cotter.  Ellen M. Cotter has been a member of our Board of Directors since March 13, 2013, and currently serves as a member of our Executive Committee.  Ms. Cotter was appointed Chairperson of our Board on August 7, 2014 and served as our interim President and Chief Executive Officer from June 12, 2015 until January 8, 2016, when she was appointed our permanent President and Chief Executive Officer.  She joined the Company in March 1998.  Ms. Cotter is also a director of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer and marketer). Ms. Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown University Law Center.  Prior to joining the Company, Ms. Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in New York City.  Ms. Cotter is the sister of Margaret Cotter and James J. Cotter, Jr.  Prior to being appointed as our President and Chief Executive Officer, Ms. Cotter served for more than ten years as the Chief Operating Officer (“COO”) of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States.  Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia and New Zealand, working to develop our cinema and real estate assets in those countries.  Ms. Cotter is the Co-Executor of her father’s estate, which is the record owner of 297,070 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Cotter is a Co-Trustee of the James J. Cotter Foundation (the “Cotter Foundation”), which is the record holder of 102,751 shares of Class A Stock and Co-Trustee of the James J. Cotter, Sr. Trust (the “Cotter Trust”), which is the record owner of 1,897,649 shares of Class A Stock and 696,080 shares of Class B Stock (representing an additional 41.4% of such Class B Stock).  Ms. Cotter also holds various positions in her family’s agricultural enterprises.

Ms. Cotter brings to our Board her nineteen years of experience working in our Company’s cinema operations, both in the United States and Australia.  She has also served as the Chief Executive Officer of Reading’s subsidiary, Consolidated Entertainment, LLC, which operates substantially all of our cinemas in Hawaii and California. In addition, with her direct ownership of 802,903 shares of Class A Stock and 50,000 shares of Class B Stock and her positions as Co-Executor of her father’s estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, Ms. Cotter is a significant stakeholder in our Company.  Ms. Cotter is well recognized in and a valuable liaison to the film industry.  In recognition of her contributions to the independent film industry, Ms. Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards.  She was also inducted that same year into the Show East Hall of Fame.

Margaret Cotter.  Margaret Cotter has been a Director of our Company since September 27, 2002, and on August 7, 2014 was appointed Vice Chairperson of our Board and currently serves as a member of our Executive Committee. On March 10, 2016, our Board appointed Ms. Cotter as Executive Vice President-Real Estate Management and Development-NYC, and Ms. Cotter became a full time employee of our Company.  In this position, Ms. Cotter is responsible for the management of our live theater properties and operations, including the oversight of the day to day development process of our Union Square and Cinemas 1, 2, 3 properties.  Ms. Cotter is the owner and President of OBI, LLC (“OBI”), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development- NYC, managed our live-theater operations under a management agreement and provided management and various services regarding the development of our New York theater and cinema properties.  Pursuant to the OBI management agreement, Ms. Cotter also served as the President of Liberty Theaters, LLC, the subsidiary through which we own our live theaters.  The OBI management agreement was terminated with Ms. Cotter’s appointment as Executive Vice President-Real Estate Management and Development-NYC.  Ms. Cotter is also a theatrical producer who has produced shows in Chicago and New York and in May 2017 due to other commitments stepped down as a long time board member of the League of Off-Broadway Theaters and Producers. She is a director of Cecelia Packing Corporation. Ms. Cotter, a former Assistant District Attorney for King’s County in Brooklyn, New York, graduated from Georgetown University and Georgetown University Law Center.  She is the sister of Ellen M. Cotter and James J. Cotter, Jr.  Ms. Margaret Cotter is a Co-Executor of her father’s estate, which is the record owner of 297,070 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Cotter is also a Co-Trustee of the Cotter Trust, which is the record owner of 1,897,649 shares of Class A Stock and 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such Class B Stock).  Ms. Cotter is also a Co-Trustee of the Cotter Foundation, which is the record holder of 102,751 shares of Class A Stock and of the James. J. Cotter Grandchildren’s Trust which is the record holder of 274,390 shares of Class A Stock.  Ms. Cotter also holds various positions in her family’s agricultural enterprises.

Ms. Cotter brings to the Board her experience as a live theater producer, theater operator and an active member of the New York theatre community, which gives her insight into live theater business trends that affect our business in this sector, and in New York and Chicago real estate matters.  Operating and the daily oversight of our theater properties for over 18 years, Ms. Cotter contributes to the strategic direction for our developments.  In addition, with her direct ownership of 810,284 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father’s estate and Co-Trustee of the Cotter Trust, the Cotter Foundation, and the James J. Cotter Grandchildren’s Trust, Ms. Cotter is a significant stakeholder in our Company.

Devasis (“Dev”) Ghose.  Dev Ghose was appointed Chief Financial Officer and Treasurer on May 11, 2015, Executive Vice President on March 10, 2016 and was Corporate Secretary from April 28, 2016 until March 9, 2018.  Over the past 25 years, Mr. Ghose served as Executive Vice President and Chief Financial Officer in a number of senior finance roles with three NYSE-listed companies:  Skilled Healthcare Group (a health services company, now part of Genesis HealthCare) from 2008 to 2013, Shurgard Storage Centers, Inc. (an international company focused on the acquisition, development and operation of self-storage centers in the U.S. and Europe; now part of Public Storage) from 2004 to 2006, and HCP, Inc., (which invests primarily in real estate serving the healthcare industry) from 1986 to 2003, and as Managing Director-International for Green Street Advisors (an independent research and trading firm concentrating on publicly traded real estate corporate securities in the U.S. & Europe) from 2006 to 2007.  Prior thereto, Mr. Ghose worked for PricewaterhouseCoopers in the U.S. and KPMG in the UK from 1975 to 1985.  He qualified as a Certified Public Accountant in the U.S. and a Chartered Accountant in the U.K., and holds an Honors Degree in Physics from the University of Delhi, India and an Executive M.B.A. from the University of California, Los Angeles.

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

Robert F. Smerling.  Robert F. Smerling has served as President of our domestic cinema operations since 1994.   He has been involved in the acquisition and/or development of all of our existing cinemas.  Prior to joining our Company, Mr. Smerling was the President of Loews Theaters, at that time a wholly owned subsidiary of Sony.  While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas.  Among Mr. Smerling’s accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top five grossing cinemas in the United States.  Prior to Mr. Smerling’s employment at Loews, he was Vice Chairman of USA Cinemas in Boston, and President of Cinema National Theatres. Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theater Owners, the principal trade group representing the cinema exhibition industry.

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

o	the cost and impact of improvements to our cinemas, such as improved seating, enhanced food and beverage offerings and other improvements;
o	service disruption during theater improvements; and
o	the extent to, and the efficiency with, which we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	the ability to obtain all permits to construct improvements;
o	the ability to finance improvements;
o	the disruptions from construction;
o	the possibility of construction delays, work stoppage and material shortage;
o	competition for development sites and tenants;
o	environmental remediation issues;
o	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;
o	the ability to negotiate and execute joint venture opportunities and relationships; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.
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

o	our exposure to cyber-security risks, including misappropriation of customer information or other breaches of information security;
o	changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and
o	changes in applicable accounting policies and practices.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and it is subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste, the weather, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Item 1A Risk factors for more information.

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

Item 1A – Risk Factors

Investing in our securities involves risk.  Set forth below is a summary of various risk factors that you should consider in connection with your investment in our Company. This summary should be considered in the context of our overall Annual Report on Form 10-K, as many of the topics addressed below, and our plans to address or mitigate the risks involved, are discussed in significantly greater detail in the context of specific discussions of our business plan, our operating results, and the various competitive forces that we face.

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

Cinema Exhibition and Live Theater Business Risk Factors

We operate in a highly competitive environment with many competitors who are significantly larger and may have significantly better access to funds than we do.  We are a comparatively small cinema operator and face competition from much larger cinema exhibitors.  These larger exhibitors are able to offer distributors more screens in more markets – including markets where they may be the exclusive exhibitor – than can we.  Faced with such competition, we may not be able to get access to all of the films we want, which may adversely affect our revenue and profitability.  While we are concerned about the use of larger competitors of national and international booking power to limit our access to film, there is little we can do to mitigate this risk as antitrust litigation is very expensive and typically long lived.  While several private lawsuits are currently pending challenging the practice of certain competitors to prevent or limit their access to film product, these are private lawsuits.  We have no control over the prosecution of such lawsuits or the terms on which they may be privately resolved or settled.  While several distributors have announced that they will generally provide access of film to all who desire it, this practice is not universal.  Also, for major films, like the most recent installment of Star Wars, the terms of exhibition as a practical matter limited the competitors who could exhibit the film.   This competitive disadvantage has been, in our view, exacerbated in recent periods with the further concentration of the cinema exhibition industry, for example, Cineworld Group Plc’s  acquisition of Regal Entertainment Group and  Dalian Wanda’s acquisition of AMC Entertainment,  which, had previously acquired Carmike Cinemas, Odeon & UCI Cinemas Group and Nordic Cinema Group.

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

We face competition from other sources of entertainment and other entertainment delivery systems.  Both our cinema and live theater operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, internet streaming video services, Video on Demand, Blu-ray/DVD, the internet, video games and other sources of entertainment. The quality of “in-home” and mobile entertainment systems, as well as programming available on an in-home and mobile basis, has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an “in-home” or mobile entertainment experience to the more public and presentation oriented experience offered by our cinemas and live theaters. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” or mobile forms of distribution.

There is the risk that, over time, distributors may move towards simultaneous release of motion picture product in multiple channels of distribution. Also, some traditional in-home and mobile distributors have begun the production of full-length movies, specifically for the purpose of direct or simultaneous release to the in-home and mobile markets. These factors may adversely affect the competitive advantage enjoyed by cinemas over “in-home” and mobile forms of entertainment, as it may be that the cinema market and the “in-home” and mobile markets will have simultaneous access to the same motion picture product. In recent times, a number of movies were released on a simultaneous basis to movie exhibitors and to in-home and mobile markets. It is likely that this trend will continue, making it, in our view, increasingly important for exhibitors to enhance the convenience and quality of the theater-going experience.   This can require substantial capital outlays and increased labor expense, which exhibitors may not be able to fully pass on to their customers.   Also, the amount of programming (including without limitation, the live streaming of sporting, theatrical and political events) available on an “in-home” and mobile basis continues to increase.

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

We also face competition from various other forms of “beyond-the-home” entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs. Our cinemas also face competition from live theaters and vice versa.  Also, social media offerings – such as Facebook, Instagram and Snapchat – appear to be commanding increasing portions of the recreational time of our potential audience.

Our cinema and live theater businesses may be vulnerable to fears of terrorism and random shooter incidents which could cause customers to avoid public assembly seating, and natural disasters.  Political events, such as terrorist attacks, random shooter incidents and health-related epidemics, such as flu outbreaks, could cause patrons to avoid our cinemas or other public places where large crowds are in attendance. In addition, a natural disaster, such as a typhoon or an earthquake, could impact our ability to operate certain of our cinemas, which could adversely affect our results of operations.

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

We rely on film distributors to supply the films shown in our theatres. In North America, the film distribution business is highly concentrated, with seven major film distributors accounting for approximately 87.9% of box office revenues. Numerous antitrust cases and the consent decree resulting from these antitrust cases affect the distribution of films. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration of our relationship with any of the seven major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.

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

Our screen advertising or auditorium leasing revenue may decline.  Over the past several years, cinema exhibitors have been looking increasingly to screen advertising and auditorium leasing as a way to improve income.  No assurances can be given that this source of income will be continuing, or that the use of screen advertising will not ultimately prove to be counterproductive, by giving consumers a disincentive to choose going to the movies over “in-home” or mobile entertainment alternatives.

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

We face competition from competitors offering food and beverage and luxury seating as an integral part of their cinema offerings.  A number of our competitors offering an expanded food and beverage menu (including the sale of alcoholic beverages) and luxury seating, have emerged in recent periods. In addition, some competitors such as AMC are converting existing cinemas to provide such expanded menu offerings and in-theater dining options. The existence of such cinemas may alter traditional cinema selection practices of moviegoers, as they seek out cinemas with such expanded offerings as a preferred alternative to traditional cinemas.  In order to compete with these new cinemas,  the Company has begun to materially increase its capital expenditures to add such features to many of our cinemas and to take on additional and more highly trained (and, consequently, compensated) staff.  Also, the conversion to luxury seating typically requires a material reduction in the number of seats that an auditorium can accommodate.

We may be subject to increased labor and benefits costs generally. We are subject to laws governing such matters as minimum wages, working conditions and overtime. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our results of operations may be adversely impacted.

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

Real Estate Development and Ownership Business Risks

We operate in a highly competitive environment in which we must compete against companies with much greater financial and human resources than we have.  We have limited financial and human resources, compared to our principal real estate competitors.  In recent periods, we have relied heavily on outside professionals in connection with our real estate development activities.  Many of our competitors have significantly greater resources and may be able to achieve greater economies of scale than we can.  Given our structure as a taxable corporation, our cost of capital is typically higher than other real estate investment vehicles such as real estate investment trusts.

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

International Business Risks

Our international operations are subject to a variety of risks, including the following:

•

Currency Risk: while we report our earnings and net assets in U.S. dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars. The value of these currencies can vary significantly compared to the U.S. dollar and compared to each other. We do not hedge the currency risk, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies. However, we do have intercompany debt and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the U.S. dollar.  Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions.  Set forth below is a chart of the exchange ratios between these three currencies since 1996:

Exchange Rates
Australia $
New Zealand $
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
US$ Per Unit of Foreign Currency
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Average Yearly Rate

Initial capital injection in the Australia subsidiary

Initial capital injection in the New Zealand subsidiary

In recent periods, we have repaid intercompany debt and used the proceeds to fund capital investment in the United States.  Accordingly, our debt levels in Australia are higher than they would have been if funds had not been returned for such purposes.  On a company wide basis, this means that a reduction in the relative strength of the US dollar versus the Australian Dollar and/or the New Zealand dollar will effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand.

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

Operating, Financial Structure and Borrowing Risk

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

We are subject to complex taxation, changes in tax rates, adoption of new U.S. or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate, such as the U.S. Tax Cuts and Jobs Act signed into law in December 2017. The new laws are still evolving and require we interpret the provisions of the law as we try to comply with them. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

We have substantial short to medium term debt.  Generally speaking, we have historically financed our operations through relatively short-term debt.  No assurances can be given that we will be able to refinance this debt, or if we can, that the terms will be reasonable.  However, as a counterbalance to this debt, we have certain unencumbered real property assets, which could be sold to pay debt or encumbered to assist in the refinancing of existing debt, if necessary.

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

Our stock is thinly traded.  Our stock is thinly traded, with an average daily volume in 2017 of only approximately 41,000 Class A Stock.  Our Class B Stock is very thinly traded with even less volume.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

Pending disputes among the heirs of James J. Cotter, Sr., have over the past two years caused, and may continue to cause, uncertainty regarding the ongoing control of the Company by the Cotter family and have distracted and may continue to distract the time and attention of our officers and directors from our business and operations and may ultimately interfere with the effective management of the Company.  Up until his death on September 13, 2014, James J. Cotter, Sr., the father of Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter, was our controlling stockholder, having the sole power to vote approximately 66.9% of the outstanding voting stock of the Company.  Under applicable Nevada Law, a stockholder holding more than 2/3rds of the Company’s voting stock has the power at any time, with or without cause, to remove any one or more directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders.

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

As of December 31, 2017, according to the books of the Company, the Living Trust established by the Declaration of Trust dated June 5, 2013, by James J. Cotter, Sr. (the “Cotter Trust”), held of record 696,080 shares of our Class B  Stock  constituting approximately 41.4% of the voting power of our outstanding capital stock.  According to the books of the Company, the Cotter Estate as of that date held of record an additional 427,808 shares of Class B Stock, constituting approximately 25.5% of the voting power of our outstanding capital stock. We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Class B Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Trust.  We are further advised from the Cotter Filings that the Cotter Trust also provides for the establishment of a voting trust (the “Cotter Voting Trust”) which will eventually hold the Class B Stock currently held by the Cotter Estate and the Cotter Trust.  At the present time, however, such Class B Stock is held of record by the Cotter Trust and the Cotter Estate, respectively.

On December 22, 2014, the District Court of Clark County, Nevada, (the “Nevada District Court”) appointed Ellen Cotter and Margaret Cotter as co-executors of the Cotter Estate.  While no final ruling has been entered, the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”), in the case captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755) (the “Trust Case”), has issued its Statement of Decision to the effect that  (subject to appeal) Ellen Cotter and Margaret Cotter are the Co-Trustees of the Cotter Trust and that Margaret Cotter is the sole Trustee of the Voting Trust.  Accordingly, in the view of the Company, Ellen Cotter and Margaret Cotter have voting control over the shares held by the Cotter Trust and the Cotter Estate, collectively representing  66.9% of our Company’s Class B Stock.  Taking into account Ellen Cotter and Margaret Cotter’s personal holdings of voting stock, Ellen Cotter and Margaret Cotter have the power to vote 71.9% of our Company’s voting stock.  However, there is no assurance that James Cotter, Jr., upon the issuance of a final ruling, will not appeal this decision by the California Superior Court.

We understand from public filings made by Ellen Cotter and Margaret Cotter and public filings made by James J. Cotter, that James J. Cotter, Jr. is the first alternate trustee of the Voting Trust, in the event that Margaret Cotter is unable or unwilling to serve as trustee.

While our Company is not a party to the Trust Case, our Company has appeared to  protect (a) the business plan adopted by our Board of Directors and its determination that stockholder interests are best achieved by continuing with that business plan rather than selling the Company at this time and (b) in the event that the California Court were to disregard the advice of our Board and order that a controlling interest in our Company be marketed or sold,  that the interests of our Company and stockholders generally are protected.   Our Company’s participation in the Trust Case since August 2017 has been overseen by a Special Independent Committee of the Board of Directors chaired by our Lead Independent Director, Mr. William Gould, and comprised, in addition to Mr. Gould, of directors Doug McEachern and Judy Codding.

On February 8, 2017, James Cotter, Jr. filed in the Trust Case an Ex Parte Petition for Appointment of a trustee ad litem and of a guardian ad litem for the benefit of Cotter, Sr.’s, minor grandchildren (two of whom are the children of Margaret Cotter and three of whom are the children of James Cotter, Jr., and who are referred to herein as the “Cotter Grandchildren”).  Mr. Cotter, Jr., sought the appointment of a trustee ad litem, to evaluate the non-binding indication of interest sent by Patton Vision, LLC (“Patton Vision”), to the Trustees of the Cotter Trust to acquire the RDI shares held by the Cotter Trust at $18.50 per share (referred to in Mr. Cotter, Jr’s pleadings as the “Offer”) and to take reasonable steps to act on the Offer in the trustee’s sole discretion.  Specifically, Mr. Cotter Jr. sought an order “granting the trustee ad litem with full power, authority, and protections under the Cotter Trust and California trust law, as any other named trustee would have, to evaluate the Offer, conduct due diligence, negotiate with Patton Vision or any other potential offerors, and take all actions necessary or appropriate to consummate the sale of the Cotter Trust’s RDI shares, including but not limited to:

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

g.	hire investment advisors, tax advisors, accountants, attorneys, or any other advisors the trustee ad litem deems necessary and reasonable, in his or her sole discretion, to carry out his powers; and,

h.	temporarily suspending James J. Cotter, Jr., Margaret and Ellen’s powers with respect to all of the foregoing matters until further order of this Court.”

On February 14, 2018, the California Superior Court issued its “Statement of Decision” to appoint a temporary trustee ad litem (the “TTAL”) “with the narrow and specific authority to obtain offers to purchase the RDI stock in the voting trust, but not to exercise any other powers without court approval, specifically the sale of the company or any other powers possessed by the trustees.”  We are informed that the Statement of Decision does not become effective until the Superior Court’s order is issued and filed, which, as of the date of this filing, has not occurred.  No TTAL has been appointed.  The California Superior Court has directed the parties to either agree upon a TTAL, or in the alternative to submit to the court three acceptable names.  No timeline is specified in the Statement of Decision for the appointment of a TTAL or for the execution of such person’s charge to “obtain offers to purchase RDI stock in the voting trust.”   In so far as we are aware, based upon public filings and our internal records, at the present time the Voting Trust does not own any shares of RDI stock.   The shares which are anticipated to flow into the Voting Trust are, insofar as our Company is aware, currently owned by the Cotter Estate and the Cotter Trust.

We continue to believe that, whether or not a final determination is made to sell the voting shares, the appointment of a TTAL poses risks to our Company and our stockholders  for a variety of reasons, including the resultant potential for:  (i) distraction of management and key employees from focusing on the conduct of our business, including the implementation of our three year business strategy, (ii) incurrence of additional general and administrative costs due to the need to implement employee retention programs and to incur legal expenses of the type and at levels not typically required in the ordinary conduct of our Company’s business, (iii) interference with contractual relationships, negotiations and potential negotiations with third parties important to our Company’s business, including, without limitation, current and future lenders, tenants, landlords, suppliers and co-developers, (iv) increased difficulty in hiring and retaining high quality employees and (v) exposure of our Company to potential litigation claims of the type which often accompany any extraordinary corporate transactions together with the expense, distraction and time loss that typically results from any such litigation.  If a decision to sell a controlling interest is made by the California Superior Court, then there would be the additional risk that control might be sold to an unqualified purchaser who might exploit such control position in a manner not consistent with the best interests of our Company or stockholders generally.

Since May 2016, Patton Vision has sent four different indications of interest to us to purchase all of our Company’s outstanding shares.  In each case our Board of Directors has determination that our Company and our stockholders would be best served by our continued independence and by our pursuit of our business strategy.  We were informed that on January 23, 2017, Patton Vision separately sent a similar indication of interest to the co-trustees of the Cotter Trust to purchase the Cotter Trust’s shares and to the Co-Executors of the Cotter Estate to purchase the Cotter Estate’s shares.

On March 2, 2017, our Board of Directors, following consideration and adoption of our three year business strategy, confirmed its determination that our Company and our stockholders would be best served by our continued independence and by our pursuit of our business strategy.  Our Board of Directors instructed our management to inform Patton Vision that our Board had no interest in engaging in discussions regarding our possible sale.  Our Board of Directors took this action in fulfilling its fiduciary duty on behalf of all stockholders, and in this matter, James J. Cotter, Jr., in his capacity as a director of Reading, abstained.

In mid-September, 2017, Director William Gould (our Lead Independent Director and Chair of the Special Independent Committee) received a letter from Patton Vision once again expressing its desire to meet to discuss a potential acquisition of our Company.  The letter referenced the California Superior Court’s tentative statement of decision regarding the appointment of a TTAL, stated no specific price or other terms and was, in our view, simply a request to do due diligence on our Company.

In response to the September Patton Vision Letter, the Board reviewed with management the progress being made on the strategic plan previously adopted by the Board, and determined (with Director Cotter, Jr., voting no) that there was no reason to deviate from that strategic plan or to reconsider the Board’s prior determination that the best interests of the Company and its stockholders would best be served by continuing to pursue the Company’s strategic plan as an independent company. Our Board of Directors instructed management to communicate the Board’s determination to Patton Vision. Our Board of Directors will be reviewing our management’s updated three year business strategy in late March 2018.

The California Superior Court, in the Trust Case, has jurisdiction over a potentially controlling block of our voting power.  The Cotter Trust, which as described in more detail above, currently owns 41.4% of our Class B Stock, and, at such time as the Cotter Estate is probated, may receive up to an additional 25.5% of our Class B Stock, should the California Superior Court order the sale of the Trusts’ Class B Stock and such sale be completed, then there may be a change of control of our Company (depending on, among other things, who the ultimate purchaser(s) of such shares might be, the number of shares of Voting Stock distributed by the Cotter Estate to the Cotter Trust, and whether the California Superior Court orders a sale of all or only some portion to the Class B Stock held by the Cotter Trust).  We cannot predict what reactions, including appeals or other steps, might be taken by Ellen Cotter and Margaret Cotter in their respective capacities as Trustees under the Cotter Trust, or in other capacities (for example, as Co-Executors of the Cotter Estate, should the California Superior Court make such an order.  We also cannot predict what action our Board of Directors would take in response, if any.  However, our Board of Directors has an obligation to act in the best interest of our Company, and in the event the California Superior Court were to order a sale of the Class B Stock held by the Cotter Trust, our Board of Directors would be obligated to consider the interests of the Company and to act accordingly.

In addition, James J. Cotter, Jr., has filed a derivative action (discussed in greater detail below) against Ellen Cotter and Margaret Cotter and certain of our Directors, alleging a variety of misconduct on their part and, among other things, seeking the reinstatement of James J. Cotter, Jr. as president and chief executive officer of our Company, and challenging the voting by Ellen Cotter and Margaret Cotter of the shares held by the Cotter Estate.  The Nevada District Court dismissed all of Mr. Cotter, Jr.’s derivative claims against Directors Judy Codding, William Gould, Edward L. Kane, Doug McEachern and Michael Wrotniak in December 2017.   See Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies—Cotter Jr. Related Litigation Matters (including legal costs coverage).   The Nevada District Court also dismissed all of the Defendant Directors Mr. Cotter, Jr.’s claims against them relating to their handling of the Patton Vision indication of interest.

The Nevada derivative litigation and related matters has for multiple years, required the time and attention of Ellen Cotter, Margaret Cotter, our directors and members of our management team  and could, in the future, potentially further distract the time and attention of these key persons from the business and operations of our Company.

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

The interests of our controlling stockholder may conflict with your interests.  As of December 31, 2017, the Cotter Estate and the Cotter Trust beneficially own 66.9% of our outstanding Class B Stock.  At the present time, according to the books of the Company, Ellen Cotter and Margaret Cotter vote (including their direct holdings of 50,000 shares and 35,100 shares respectively of the Class B Stock), Class B Stock representing 71.9% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  For as long as the Cotter Estate, the Cotter Trust and/or the Cotter Voting Trust (referred to herein collectively as the “Cotter Entities”) continue to own shares of Class B Stock representing more than 50% of the voting power of our common stock, the Cotter Entities will be able to elect all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. The Cotter Entities will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to the Cotter Entities but not to other stockholders.  To the extent that the Cotter Entities hold more than 2/3rds of our outstanding Class B Stock, the Cotter Entities will have the power at any time, with or without cause, to remove any one or more Directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders.

In addition, the Cotter Estate or the Cotter Trust and/or their respective affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 18 – Related Parties).

While controlling stockholders may owe certain fiduciary duties to our Company and/or minority stockholders, these duties are limited.   No assurances can be given that the Cotter Entities will not take action that, while beneficial to them and legally enforceable, would not necessarily be in the best interests of our Company and/or our stockholders generally.

We are a “Controlled Company” under applicable NASDAQ Regulations.   As permitted by those Regulations, our Board has elected to opt-out of certain corporate governance rules applicable to non-controlled companies.  Generally speaking, the NASDAQ requires listed companies to meet certain minimum corporate governance provisions.  However, a “Controlled Company”, such as we, may elect not to be governed by certain of these provisions.  Our Board of Directors has elected to exempt our Company from requirements that (i) at least a majority of our Directors be independent, and (ii) nominees to our Board of Directors be nominated by a committee comprised entirely of independent Directors or by a majority of our Company’s independent Directors.  Notwithstanding the determination by our Board of Directors to opt-out of these NASDAQ requirements, we believe that a majority of our Board of Directors is nevertheless currently comprised of independent Directors. In this regard, our Board takes note of the fact that notwithstanding the allegations of Mr. Cotter, Jr., in the Derivative Case, the Nevada District Court has determined that, after more than 30 months of litigation, Mr. Cotter, Jr., has failed to demonstrate any issue of fact as to the independence of five our current nine directors:  Directors Judy Codding, William Gould, Edward L. Kane, Doug McEachern and Michael Wrotniak.   Nominations are considered by the Board, acting as a whole.  While as a Controlled Company, we are not subject to the requirement that the compensation of our Chief Executive Officer be determined or recommended to our Board of Directors by a compensation committee comprised entirely of independent Directors or by a majority of our Company’s independent Directors, the current charter of our Compensation and Stock Options Committee nevertheless requires that this committee be comprised entirely of independent Directors.

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

If our company suffers cyber-security attacks, data security challenges or privacy incidents that result in security breaches, we could suffer a loss of sales, additional liability, reputational harm or other adverse consequences.

The effective operation of our international businesses depends on our network infrastructure, computer systems, physical, virtual and/or cloud based, and software. Our information technology systems collect and process information provided by customers, employees and vendors.  In addition, third party vendors’ systems process ticketing for our theaters.  These various information technology systems and the data stored within them are subject to penetration by cyber attackers.  We utilize industry accepted security protocols to securely maintain and protect proprietary and confidential information. However, in spite of our best efforts, our information systems may fail to operate for a variety of technological or human reasons.  An interruption or failure of our information technology systems and of those maintained by our third party providers could adversely affect our business, liquidity or results of operations and result in increases in reputational risk, litigation or penalties.  Furthermore, any such occurrence, if significant could require us to expend resources to remediate and upgrade information technology systems.  Since 2015, we have annually procured cybersecurity insurance to protect against cyber-security risks; however, such we cannot provide any assurance regarding the adequacy of such insurance coverage.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

EXECUTIVE AND ADMINISTRATIVE OFFICES

As discussed previously, in February 2017, we moved our executive headquarters in the U.S. from an 11,700 square foot leased office space located at 6100 Center Drive, Suite 900, Los Angeles, California 90045 to a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard, Suite 300, Culver City, California 90230, which we purchased on April 11, 2016.  We are currently using approximately 50% of the leasable area for our headquarters’ offices and intend to lease, over time, the remainder to unaffiliated third parties.

We own an 8,300 square foot office building in Melbourne, Australia, approximately 5,200 square feet of which serve as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We maintain our accounting personnel and certain IT and operational personnel in approximately 5,900 square foot of offices located in our Wellington Courtenay Central ETC.  We also occupy approximately 3,500 square feet at our Village East leasehold property in New York for administrative purposes.

ENTERTAINMENT PROPERTIES

Entertainment Use Leasehold Interests

As of December 31, 2017, we lease approximately 1,800,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	962,000	2018 – 2052
Australia	659,000	2019 – 2039
New Zealand	191,000	2019 – 2050

In December 2014, we entered into (i) a lease for a new luxury cinema, Olino by Consolidated Theatres, which opened on October 21, 2016 at the new Ka Makana Ali'i Shopping Center developed in Kapolei, Hawaii by an affiliate of DeBartolo Development and (ii) finalized terms for a new eight-screen cinema complex in New Lynn Auckland, New Zealand, which opened in November 2015.

REAL ESTATE INTERESTS

Fee Interests

In Australia, as of December 31, 2017, we owned approximately 1,200,000 square feet of land at nine locations.  Most of this land is located in the greater metropolitan areas of Brisbane, Perth, and Sydney.  Of these fee interests, approximately 208,000 square feet are currently improved with cinemas.  We also own an approximately 23,000 square foot parcel currently improved with an approximately 22,000 square foot office building that we intend to integrate with and into our Newmarket ETC and that, accordingly, is not included in the above table.

In New Zealand, as of December 31, 2017, we owned approximately 3,300,000 square feet of land at six locations. The foregoing includes the Courtenay Central ETC in Wellington, the development land adjacent to our Courtenay Central ETC, the 70.4-acre Manukau site, and the fee interests underlying four cinemas in New Zealand, which properties include approximately 20,000 square feet of ancillary retail space.

In the United States, as of December 31, 2017, we owned approximately 134,000 square feet of improved real estate comprised of three live theater buildings, which include approximately 37,000 square feet of leasable space, the fee interest in the Union Square property (currently being redeveloped), and the fee interest in our Cinemas 1,2,3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest). We also own various properties relating to our historic railroad business.

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

Joint Venture Interests

Real estate joint ventures comprise of  a 75% managing member interest in the limited liability company that owns our Cinemas 1,2,3 property and a 50% managing member interest in Shadow View Land & Farming, LLC, which owns an approximately 202-acre property in Coachella, California that is currently zoned for residential and mixed use.

OPERATING PROPERTY

As of December 31, 2017, we own fee interests on approximately 842,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property		Square Feet of Improvements (rental/entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1	Cinemas 1, 2, 3(4)	0 / 21,000	n/a	$24,293	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2	LA Office Building, Culver City	12,000 / 14,000	0%	13,513	Real Estate	5995 Sepulveda Blvd, Culver City, CA
3	Minetta Lane Theatre	0 / 9,000	n/a	2,515	Real Estate	18-22 Minetta Lane, Manhattan, NY
4	Orpheum Theatre	1,000 / 5,000	100%	1,374	Real Estate	126 2nd Street, Manhattan, NY
5	Royal George	37,000 / 23,000	91%	2,300	Real Estate	1633 N. Halsted Street, Chicago, IL
		plus a 55-space parking structure
Australia
1	Newmarket(5)	102,000 / 42,000	74%	31,804	Real Estate	400 Newmarket Road, Newmarket, QLD
		plus a 574-space parking structure
2	Auburn(5)	75,000 / 57,000	79%	24,621	Cinema Exhibition /	100 Parramatta Road, Auburn, NSW
		plus a 757-space parking structure			Real Estate
3	Cannon Park(6)	105,000 / 28,000	94%	24,593	Cinema Exhibition / Real Estate	High Range Drive, Thuringowa, QLD
4	Belmont	15,000 / 45,000	71%	6,459	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
5	York Street Office	3,000 / 5,000	100%	1,985	Real Estate	98 York Street, South Melbourne, VIC
6	Maitland Cinema	0 / 22,000	n/a	1,102	Cinema Exhibition	Ken Tubman Drive, Maitland, NSW
7	Bundaberg	0 / 14,000	n/a	1,267	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1	Courtenay Central(5)	29,000 / 76,000	42%	13,295	Cinema Exhibition /	100 Courtenay Place, Wellington
	Plus an additional 37,000 feet of land currently used as car parking where our car parking structure once was.				Real Estate	24 Tory Street, Wellington (Parking)
2	Dunedin Cinema	0 / 25,000	n/a	6,486	Cinema Exhibition	33 The Octagon, Dunedin
3	Napier Cinema	12,000 / 18,000	100%	2,046	Cinema Exhibition	154 Station Street, Napier
4	Invercargill Cinema	8,000 / 24,000	61%	1,633	Cinema Exhibition	29 Dee Street, Invercargill
5	Rotorua Cinema	0 / 19,000	n/a	1,825	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(7)				$161,111

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

(3) Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2017 (net of any impairments recorded).

(4) Owned by a limited liability company in which we hold a 75% managing member interest.  The remaining 25% is owned by Sutton Hill Capital, LLC (“SHC”), a company owned in equal parts by the Cotter Estate or the Cotter Trust and a third party.

(5) Our Courtenay Central parking structure has been demolished due to an earthquake on November 14, 2016.  For further information on the on-going development projects of these properties, refer to succeeding section "Investment and Development Property."

(6) Our Cannon Park City and Discount Centers are operated as a single ETC.

(7) This schedule does not include (i) our leasehold assets on cinemas under leased-facility model, (ii) those portion of the owned assets that are not income-producing or purely used for administrative purposes, and (iii) our assets on our legacy business in Philadelphia and New Jersey.

LONG-TERM LEASEHOLD OPERATING PROPERTY

In certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of December 31, 2017, we had approximately 149,000 square foot of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property		Square Feet of Improvements (rental/entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
1	Village East(4)	4,000 / 38,000	100%	$5,327
2	Manville	0 / 46,000	n/a	3,076
3	Tower	0 / 17,000	n/a	--
In Australia
1	Waurn Ponds	6,000 / 38,000	100%	415
TOTAL				$8,818

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

(3) Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2017 (net of any impairments recorded).

(4) The lease of the Village East provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term in 2020.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC's interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  See Note 18 – Related Party Transactions to our 2017 consolidated financial statements.

INVESTMENT AND DEVELOPMENT PROPERTY

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land.  In addition, we are currently executing, or still pursuing to execute, our redevelopment plans on several of our existing developed properties to take them to their highest and best use. The following table summarizes our investment and development projects as of December 31, 2017:

Property(1)		Acreage	Net Book Value(2) (US Dollars in thousands)	Status
United States
1	Union Square Theatre	0.08	$36,013

We closed down the live theatre business and terminated third party retail tenants in order to actively pursue the redevelopment of this property.  Construction phase began and construction financing was obtained during 2016, and we anticipate this redevelopment project will be substantially completed by third quarter of 2018.  The net book value of $36.0 million represents historic cost plus capital expenditures through December 31, 2017.

2	Coachella, CA	202.39	4,318	We continue to evaluate our options with regards to this property.
Australia
1	Auburn, Sydney, New South Wales	2.62	1,584

We have commenced the development of the next phase of this property.  In 2015 and 2016, we entered into agreements to lease approximately 15,500 square feet of to-be-built retail space. Two (2) newly constructed retailers (Intersport and MCMD) opened during the third quarter of 2016, one (1) (Chicago Jones Cafe) opened in March 2017 and two restaurants  opened at the end of 2017.   The center has approximately 118,000 square feet of land area available for development.

New Zealand
1	Manukau, Auckland	64.0 acres zoned agricultural and 6.4 acres zoned light industrial	12,372

In August 2016, the agricultural portion of our property in Manukau (approximately 64.0 acres) was rezoned to light industrial uses.  In 2010, we acquired an adjacent property (6.4 acres) that is already zoned for heavy industrial use.  That property links our existing parcel with the existing road network. We continue to evaluate our options in regards to this property.

2	Courtenay Central, Wellington (including Wakefield and Taranaki)	1.08	6,967

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

TOTAL			$61,254

(1) A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.

(2) Refers to the recorded values of our non-operating and currently in-development stage properties, which are comprised of land, building, development costs and capitalized interest, and presented as “Investment and Development Property” in our Consolidated Balance Sheet as of December 31, 2017.  Not included in this number is the book value of those portions of such properties which have already been developed.

Some of our income operating properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Note 10 – Borrowings to our 2017 consolidated financial statements.

OTHER PROPERTY INTERESTS AND INVESTMENTS

We own the fee interests in eight parcels comprising 197 acres in Pennsylvania and New Jersey. These acres consist primarily of vacant land. With the exception of certain properties located in Philadelphia (including the raised railroad bed near the Center City, known as the North Viaduct), the properties are principally located in rural areas of Pennsylvania and New Jersey. These properties are unencumbered by any debt.

Item 3 – Legal Proceedings

The information required under Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures

Not Applicable.  Properties relating to our legacy business are currently not used and classified as Investment Property.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The following table sets forth the high and low closing prices of the RDI (Class A Stock) and RDIB (Class B Stock) common stock for each of the quarters in 2017 and 2016 as reported by NASDAQ:

	Class A Stock		Class B Stock
	High	Low	High	Low
2017
4th Quarter	$16.70	$14.67	$23.15	$20.50
3rd Quarter	16.21	15.42	22.52	18.00
2nd Quarter	16.63	14.65	18.48	17.16
1st Quarter	16.95	15.23	20.34	16.29
2016
4th Quarter	$16.88	$12.59	$18.88	$15.05
3rd Quarter	13.83	12.07	16.99	12.59
2nd Quarter	13.63	11.79	13.80	11.65
1st Quarter	12.80	9.78	13.72	11.69

As of December 31, 2017, the approximate number of common stockholders of record was 2,300 for Class A Stock and 375, for Class B Stock. On March 12, 2018, the closing prices per share of our Class A Stock and Class B Stock were $16.86 and $29.41, respectively.

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend.

The following table summarizes the securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	524,589	$12.50
Restricted stock units	138,691	13.98
Total	663,280		457,431

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s common stock for the five-year period ended December 31, 2017 against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five years ended December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in our common stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On March 2, 2017 our Board of Directors authorized a stock buy-back program to spend up to an aggregate of $25.0 million to acquire shares of the Company’s Class A non-voting stock. Below is a summary of share repurchases during 2017: Refer to Note 14 - Share-Based Compensation and Share Repurchase Plans in the 2017 Consolidated Financial Statements for further details.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$15.99	41,899	$24,330,149
May 2017	98,816	15.78	98,816	22,771,316
June 2017	70,234	16.39	70,234	21,620,212
August 2017	187,207	15.81	187,207	18,659,580
September 2017	5,000	15.71	5,000	18,581,038
October 2017	-	-	-	18,581,038
November 2017	-	-	-	18,581,038
December 2017	6,567	16.01	6,567	18,475,900

Total	409,723	$15.92	409,723	$18,475,900

Previously, in May 2014, our Board of Directors had authorized a stock buy-back program to spend up to an aggregate of $10.0 million to acquire shares of the Company’s Class A Stock.  We executed these repurchases pursuant to the publicly announced stock buy-back program requirements.  As of December 31, 2016, we had fully spent the $10.0 million budget.  Refer to Note 14 - Share-Based Compensation and Share Repurchase Plans in the 2017 Consolidated Financial Statements for further details.  The following table summarizes the repurchases (by month) during the fiscal year 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
11/1/2016 - 11/30/2016	81,439	$15.16	81,439	$1,608,313
12/1/2016 - 12/31/2016	100,300	16.04	100,300	--
Total	181,739	$15.64	181,739	$--

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company. This information is derived in part from, and should be read in conjunction with, our consolidated financial statements included in Item 8 of this 2017 Annual Report, and the related notes to the consolidated financial statements.

($ in thousands, except per share data)	2017		2016	2015(2)		2014(2)	2013(3)
Statement of operations
Revenue	$279,734		$270,473	$257,865		$255,242	$258,221
Operating income	20,561		20,311	23,696		22,667	20,935
Net income attributable to RDI	30,999		9,403	23,110		25,335	9,041
Per common share
Net income/ attributed to RDI
Basic EPS	$1.35		$0.40	$0.99		$1.08	$0.39
Diluted EPS	1.33		0.40	0.98		1.07	0.38
Balance sheet
Total assets	$423,026		$405,766	$372,198		$401,586	$386,807
Total debt (gross of deferred financing costs)	134,501		148,535	130,941		164,036	168,460
Working capital (deficit)(4)	(46,971)		6,655	(35,581)		(15,119)	(75,067)
Stockholders’ equity	181,241		146,615	138,951		133,716	123,531
Statement of cash flows
Cash provided by / (used in):
Operating activities	$23,851		$30,188	$28,574		$28,343	$25,183
Investing activities	(6,786)		(42,861)	(29,710)		(9,898)	(6,142)
Financing activities	(22,055)		11,246	(27,961)		(3,275)	(17,775)
Other Information
EBIT	$40,530		$20,205	$35,562		$25,410	$24,020
EBITDA	$57,472	(1)	$35,894	$50,124	(1)	$40,878	$39,217
Debt to EBITDA Ratio	2.34		4.14	2.61		4.01	4.30
Capital expenditure (including acquisitions)	$76,708		$49,166	$53,119		$14,914	$20,082

Shares outstanding	22,931,881		23,178,307	23,334,892		23,237,076	23,385,519
Weighted average - basic	23,041,190		23,431,855	23,293,696		23,431,855	23,348,003
Weighted average - diluted	23,247,969		23,749,221	23,495,618		23,749,221	23,520,271
Number of employees at 12/31	2,585		2,793	2,712		2,596	2,494

(1 2017 includes gain on sale of assets amounting to $9.4 million and casualty gain of $9.2 million. 2015 Includes gain on sale of assets amounting to $11.0 million.

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

(3) 2013 are periods not covered by the restatement as a result of a change in accounting principle. Except for the Stockholders’ Equity balance as of 12/31/2013, no other changes made.

(4) Typically our working capital (deficit) is negative as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

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

•	EBITDA is a measure used by financial institutions to determine the credit rating of companies in cinema exhibition and real estate industries.

Reconciliation of EBIT and EBITDA to net income is presented below:

($ in thousands)	2017	2016	2015	2014	2013(1)
Net income (loss) attributable to RDI	$30,999	$9,403	$23,110	$25,335	$9,041
Add: Interest expense, net	6,194	6,782	7,304	9,000	10,037
Add: Income tax (benefit) expense	3,337	4,020	5,148	(8,925)	4,942
EBIT	$40,530	$20,205	$35,562	$25,410	$24,020
Add: Depreciation and amortization	16,942	15,689	14,562	15,468	15,197
EBITDA	$57,472	$35,894	$50,124	$40,878	$39,217

(1) 2013 are periods not covered by the restatement as a result of a change in accounting principle.

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2017 Form 10-K.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema exhibition, through our 59, including one managed only cinema multiplex cinemas; and,
•	Real estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments can complement one another, as we can use the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business.

We operate our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the following brands: Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas;
•	in Australia, under the Reading Cinemas brand; and,
•	in New Zealand, under the Reading Cinemas and Rialto brands.

Our Business Strategy: Applying a Synergistic Approach

We believe the cinema business to be one that will likely continue to generate fairly consistent cash flows in the years ahead, even in a recessionary or inflationary environment. This is based on our belief that people will continue to spend a reasonable portion of their entertainment dollars on entertainment outside of the home and that, when compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option. We believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened and we see growth in our cinema business coming principally from (i) the enhancement of our existing cinemas (for example, by the addition of luxury recliner seating and expanding our food and beverage program), (ii) the development in select markets of specialty cinemas and where applicable, new cinemas in underserved markets, and (iii) the opportunistic acquisition of already existing cinemas. From time-to-time, we might invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses. We continue to focus on the development and redevelopment of our existing assets (particularly our real estate assets in (i) New York, (ii) Brisbane and Sydney in Australia, and (iii) Wellington, New Zealand, and our Angelika Film Center chain), as well as to continue to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and that we believe to be resistant to recessionary trends.

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

Industry Outlook

Cinema Exhibition

Along with most of our industry, we have completed the conversion of all of our U.S., Australia, and New Zealand cinema operations to digital exhibition.  We believe that a substantial part of this cost of conversion has been or will be recovered by the receipt of “virtual print fees” paid by film distributors for the use of such digital projection equipment.

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

Certain new entrants to the cinema exhibition market, as well as certain of our historic competitors, have begun to develop new, and to reposition existing, cinemas that offer a broader selection of premium seating and food and beverage choices. These include, in some cases, food service to the seat and the offering of alcoholic beverages. We have for some years offered premium seating, café food selections and alcoholic beverages in certain cinemas.  Based on our experience, we believe that we can compete effectively with this emerging competition. We are currently reviewing the potential for further expanding our offerings at a variety of our cinemas.

Below is a summary discussion of the competitive aspects of our two cinema exhibition markets:

•

North America: We face strong competition in North America as distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents such as us. This competitive disadvantage has increased significantly in recent periods, with the development of mega-circuits such as Regal and AMC, who are able to offer distributors access to screens on a truly nationwide basis, or, on the other hand, to limit access if their desires with respect to film supply are not satisfied.

AMC has now completed its acquisition of the 4th largest exhibitor in the U.S., Carmike Cinemas, making it the largest circuit in the U.S. and when considered with its parent (Dalian Wanda), the largest exhibitor in the world. Just recently, Regal has been acquired by Cineworld, a major European cinema circuit operator. The restructuring and consolidation undertaken in the industry is decreasing the number of exhibitors in the market, and the emergence of increasingly attractive “in-home” and mobile entertainment alternatives and the continued growth of in-home and mobile viewing options is resulting in pressure for shortened release windows.

•

Australia / New Zealand: The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Event, and Hoyts (the “Major Exhibitors”) control approximately 76% of the cinema box office in Australia, while Event and Hoyts control approximately 53% of New Zealand’s cinema box office. The industry is also somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition.

Real Estate

A summary discussion of the competitive aspects of the markets where we own real estate properties is as follows:

•

North America: We believe that U.S. retail real estate owners will continue to reuse the space vacated by anchor retailers to offer a variety of entertainment options and ultimately enhance the customer experience. Online marketplaces will offer a platform to brands, designers, and artists to find physical retail space for a short duration. This will likely spur a broader subleasing phenomenon. Subleasing will likely be bigger than leasing, however physical stores will remain, although their form and functionality will continue to evolve. Credit availability may be a concern going forward, due to the continued low CMBS issuances and banks tightening the lending standards across all commercial real estate loan categories due to increased federal scrutiny.

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

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below:

Cinema Exhibition

Our cinema revenue consists primarily of admissions, F&B, advertising and theater rentals.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market.  For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2017 Annual Report.

While our capital projects in recent years have been focused in growing our real estate segment, we have also achieved some considerable improvements in our cinema exhibition portfolio, as discussed below:

Cinema Additions (including re-openings)

Here are the latest additions to our cinema portfolio since 2015:

•

Opening a new state-of-the-art eight-screen in Newmarket, Brisbane, Australia On December 14, 2017, at the completion of our additional work at our Newmarket Village, Brisbane location, we opened an eight screen Reading Cinemas offering one TITAN LUXE with DOLBY ATMOS sound and recliner seating, and three Gold Lounge auditoriums featuring recliner seating, as well as offering an expanded F&B menu.

•

U.S. Refurbishments In 2017, we continued to expend capital expenditure on refurbishment as detailed in our strategic plan. Significant renovation through the U.S. circuit resulted in seven locations having refurbishment work performed: the Cal Oaks, Valley Plaza and Grossmont locations in California; the Ward and Pearlridge locations in Hawaii; the Paris location in New York and the Manville location in New Jersey. Further, at Cal Oaks, we additionally determined to create and implement our new dine-in concept, Spotlight.

•	AU and NZ Refurbishments In 2017, we partially renovated six theaters: Belmont, Rouse Hill, West Lakes, Harbourtown, Courtenay Central and Napier.
•

Opening a new state-of-the-art eight-screen cinema (Olino by Consolidated Theatres) in West Oahu, Hawaii.  On October 21, 2016, we opened our ninth theater and our first to break ground since 2001 in the state of Hawaii.  The cinema is located at Ka Makana Ali’i, a 1.4 million square foot regional mall in West Oahu, anchored by Macy’s.  Each of Olino’s well-appointed auditoriums feature luxurious electric recliner seats, expansive wall-to-wall screens and pristine digital projection by Barco, the leader in digital cinema technology. Expanding on the cutting edge technology from the iconic premium large format TITAN XC (Extreme Cinema) at Ward Theatres, Olino introduced a new premium TITAN XC experience, TITAN LUXE.

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

Cinema Closures

We evaluate the performance of each of our cinemas and in some instances, we may decide to close an operation when it is not economically viable to continue operate from the location.  Here are the recent closures in our cinema business:

•

Gaslamp Cinema in San Diego, California.  This location was closed on January 31, 2016 and we paid the landlord a $1.0 million negotiated termination fee, which was less expensive than continuing to operate an unprofitable theater at this location.

•	Redbank Cinema in Queensland Australia. In October 2015, at the end of our lease period, we closed our under preforming Redbank cinema.

Upgrades to our Film Exhibition Technology and Theatre Amenities

As discussed previously, we continue to focus in areas of the matured cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These are the (i) upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  As of December 31, 2017, the upgrades to our theater circuits’ film exhibition technology and amenities are summarized in the following table (excluding our managed cinema):

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	58	473
IMAX	1	1
Titan XC and LUXE, with Dolby ATMOS sound system	12	15
Dine-in Service (for international operations)
Gold Lounge(1)	9	22
Premium(2)	8	14
Upgraded Food & Beverage menu (for U.S. operations)(3)	13	n/a
Premium Seating (recliner seating features)	20	112
Liquor Licenses Obtained(4)	26	n/a

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

(3) Upgraded Food & Beverage Menu: Contrary to our offerings in Australia and New Zealand, our upgraded F&B offerings in the U.S. cinemas are available in a common counter in each of our cinema locations rather than a dine-in service at each screen room.  We have worked with renowned former Food Network executives and chefs to curate a menu of locally inspired and freshly prepared items.

(4) Liquor Licenses: Licenses are applicable at each cinema location, rather than each theatre room (except for our Hawaii licenses, where we are licensed for particular auditoriums).  In March 2017, we were awarded the liquor license for our Cal Oaks Cinema in California, as well as obtaining a license for the newly opened Cinema at Newmarket making it to a total of 26 cinema locations with liquor licenses in our global circuit.  For accounting purposes, we have capitalized the costs of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages.

Real Estate

For 2017, our operating property consisted of the following:

•	our Newmarket, Queensland ETC, our Belmont, Western Australia ETC, our Auburn, New South Wales ETC, our Townsville, Queensland ETC and our Wellington, New Zealand ETC;
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

In addition, we had various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States including some that was used in our legacy activities.  We also own an 8,300 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 36% of which is leased to an unrelated third party.  During 2016, we bought a new property in Culver City, California which became our new Corporate Headquarters in Los Angeles (refer to “Strategic Acquisitions” section below for more details).

The key real estate transactions in recent years are as follows:

Strategic Acquisitions

•

Purchase of New Corporate Headquarters Building in Los Angeles.  On April 11, 2016, we purchased a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (a Los Angeles suburb) for $11.2 million cash and financed the property with a $9.9 million 10-year, fixed-rate mortgage loan.  We currently use approximately 50% of the leasable area for our headquarters offices and we plan to lease the remainder to unaffiliated third parties.

•

Purchase of Cannon Park properties in Queensland, Australia.  In December 2015, we acquired two adjoining properties in Townsville, Queensland, Australia for a total of $24.1 million (AU$33.4 million). The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  The Cannon Park City Centre is anchored by a Reading Cinema, which is owned by our 75% owned subsidiary, Australia Country Cinemas, and had three mini-major tenants and ten specialty family oriented restaurant tenants at the time of the acquisition. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. The properties are located approximately 0.6 miles from downtown Townsville, the fourth largest city in Queensland, Australia. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.  We are now operating these properties as a single ETC.

•

Purchase of Property in Newmarket, Australia.  In November 2015, we acquired a commercial building in Newmarket adjacent to our Newmarket shopping complex currently improved with an office building. The total cost of the acquisition was $5.5 million (AU$7.6 million). Our intention is that this parcel will ultimately be integrated into our Newmarket Shopping Center.

Opportunistic Sales

•

Sale of Landholding in Burwood, Australia.  On December 14, 2017, we received the final payment for Burwood of $28.1 million (AU$36.6 million), on June 19, 2017 we received $16.6 million (AU$21.8 million) as a partial payment and on May 23, 2014 we received $5.9 million (AU$6.5 million) as the initial deposit. The total sales price of $50.6 million (AU$64.9 million) was $57,000 (AU$75,000) less than the original contract price due to an earlier settlement being negotiated with the purchaser. We originally entered into a contract to sell our undeveloped 50.6-acre parcel in Burwood, Victoria, Australia, to an affiliate of Australand Holdings Limited for a purchase price of $50.7 million (AU$65.0 million) in May 2014.

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

Value-creating Opportunities

We are engaged in several real estate development projects to take our properties to their highest and best use.  The most notable of these value-creating projects are as follows:

•

Redevelopment of Union Square Property in New York, USA.  We secured construction financing for our Union Square property in December 2016 and have entered into a guaranteed maximum price construction management agreement with an affiliate of CNY. Construction is now more than 50% complete on this re-development project. We anticipate that the project will be ready for tenant fit-out in the third quarter of this year. Retail and office leasing interest to date has been strong and we are currently in discussions with quality tenants. This redevelopment will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of 73,322 square feet of rentable space, inclusive of anticipated BOMA (Building Owners and Managers Association) adjustments and subject to lease negotiations and the final tenant mix. During the year ended December 31, 2017 we have invested $17.8 million in new capital expenditures relating to the Union Square re-development project, bringing our total investment in the project to $32.5 million (including direct costs incurred in obtaining the related construction financing) out of a total projected investment of $74.5 million.

•

Expansion Project for our Newmarket Shopping Center at an affluent suburb of Brisbane, Australia.  In December 2017 we opened our eight-screen Reading Cinema, 10,150 square feet of additional retail space and 124 parking spaces.

•

Courtenay Central Redesign/Expansion/Temporary Closure and the related demolition of adjacent parking building for our Courtenay Central ETC in Wellington, New Zealand.  We continue to make progress on our supermarket development project at our Courtenay Central ETC in Wellington, New Zealand. On November 14, 2016, Wellington experienced a severe 7.8 magnitude earthquake. That earthquake rendered our Tory Street parking building unsafe and ultimately led to the demolition of that building and the temporary closure of our adjacent ETC, which reopened on March 29, 2017. Our supermarket tenant remains committed to the site but has delayed construction in order to upgrade to a “premium” offering. Under the agreement to lease, our tenant is responsible for any increase in our costs resulting from those design changes. In light of the demolition of the existing parking building (a major portion of the cost of which is covered by insurance), we are undertaking a comprehensive redesign analysis, intended to increase the amount of retail leasable space at the center and to better coordinate the interface between the parking building and the remainder of the center. While we work on a redesign of the property, we have activated the building with several temporary “pop-up” retail offerings. We are currently working on plans and in discussions with tenants regarding the construction of additional retail space at the site.

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

During the quarter ended June 30, 2017, we recorded a gain on business interruption recoveries of $1.5 million (NZ$2.1 million), presented as part of the relevant segment revenue lines in our Consolidated Statement of Operations for that quarter. While the earthquake has opened up possibilities to reconfigure our Courtenay Central property, the gains recorded during the quarter ended June 30, 2017 do not compensate for the lost time value of the delay of our development plan.

Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details on the impact of the earthquake incident.

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

Corporate Matters

•

$25-million Stock Repurchase Program. The prior repurchase program was completed at the end of 2016. The new repurchase program approved on March 2, 2017 allows Reading to repurchase its Class A Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The Board’s authorization is for a two-year period, expiring March 1, 2019, or earlier should the full repurchase authorization be used.

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

Over the past twelve months, we extended the maturity, in April 2017 of the NZ$35.0 million (US$24.9 million) general/non-construction credit line and the NZ$18.0 million (US$12.8 million) construction credit line of our Westpac Corporate Credit Facility to December 31, 2018, from March 31, 2018. Subsequently, in June 2017, we fully paid our loan balance using the cash received from insurance settlement relating to Courtenay Central property damage; we then further extended the maturity, in December 2017 of the NZ$35.0 million (US$24.9 million) general/non-construction credit line of our Westpac Corporate Credit Facility to December 31, 2019.

For a complete list and further details of our value creation projects, see Part I, Item 2 – Properties under the heading “Investment and Development Property”.

OVERALL RESULTS OF OPERATIONS

At December 31, 2017, we wholly owned and operated 55 cinemas with 444 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated five ETCs in Australia and New Zealand, (ii) owned the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters, which have six stages and, in Chicago, an ancillary retail and commercial space, (iii) owned the fee interests in the Union Square building in Manhattan that we are redeveloping, which had, until the end of 2015, operated as a live theater and rental property, (iv) owned through a 75% owned limited liability company the fee interests underlying one of our Manhattan cinemas, (v) held for development approximately 70.4 acres located in New Zealand, and (vi) owned through a 50% owned and controlled limited liability company of a 202-acre property that is zoned for the development of approximately 150 acres for single-family residential use (550 homes) and approximately 50 acres for high density mixed use in the U.S.  and (vii) owned approximately 200 acres in Pennsylvania and New Jersey from our legacy business.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During the current year, compared to the prior year, the Australian dollar and New Zealand dollar weakened against the U.S. dollars by 3.1% and 2.0%, respectively.

The following table sets forth the overall results of operations for the three years ended December 31, 2017:

							% Change - Favorable / (Unfavorable)
(Dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2015	% of Revenue	2017 vs. 2016	2016 vs. 2015
SEGMENT RESULTS
Cinema exhibition operating income	$32,970	12%	$35,498	13%	$32,118	12%	(7)%	11%
Real estate operating income	8,011	3%	6,929	3%	6,796	3%	16%	2%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(473)	(0)%	(395)	(0)%	(294)	(0)%	(20)%	(34)%
General and administrative expense	(19,947)	(7)%	(21,721)	(8)%	(14,924)	(6)%	8%	(46)%
Interest expense, net	(6,194)	(2)%	(6,782)	(3)%	(7,304)	(3)%	9%	7%
Equity earnings of unconsolidated joint ventures	815	0%	999	0%	1,204	0%	(18)%	(17)%
Gain on sale of assets	9,360	3%	393	0%	11,023	4%	> 100%	(96)%
Casualty gain (loss)	9,217	3%	(1,421)	--%	--	--%	(> 100)%	--
Other income (expense)	588	0%	(63)	(0)%	(440)	(0)%	nm	(86)%
Income before income taxes	34,347	12%	13,437	5%	28,179	11%	> 100%	(52)%
Income tax benefit (expense)	(3,337)	(1)%	(4,020)	(1)%	(5,148)	(2)%	17%	22%
Net income	31,010	11%	9,417	3%	23,031	9%	> 100%	(59)%
Less: Net income (loss) attributable to noncontrolling interests	11	0%	14	0%	(79)	(0)%	nm	nm
Net income attributable to RDI common stockholders	$30,999	11%	$9,403	3%	$23,110	9%	> 100%	(59)%
Basic EPS	$1.35		$0.40		$0.99		> 100%	(60)%

“nm” – not meaningful for further analysis

CONSOLIDATED RESULTS

2017 vs. 2016

Net income attributable to RDI common stockholders increased by $21.6 million, or 229.7%, to $31.0 million. This increase was mainly due to: (i) a non-recurring increase of $10.6 million in casualty gain due to the recognition of the insurance settlement on the Courtenay Central parking structure earthquake damage in Wellington New Zealand (ii) $9.0 million higher gain on property sales in 2017 compared to 2016, (iii) $1.8 million decrease in non-segment general and administrative expenses (iv) $651,000 of other income mainly consisting of a gain on FX of $563,000 relating to short term intercompany loan balances held in foreign operations (v) a $1,082,000, increase in Real Estate segment operating income and (vi) an decrease in income tax expense of $683,000. These were offset by a decrease in Cinema Exhibition segment operating income of $2.5 million mainly relating to lower admissions in the United States and higher occupancy costs.

2016 vs. 2015

Net income attributable to RDI common stockholders was lower by $13.7 million, or 59%, to $9.4 million. This reduction was mainly due to: (i) a $10.6 million higher gain on property sales in 2015 compared to 2016, (ii) a $6.8 million increase in non-segment general and administrative expenses, and (iii) a $1.4 million casualty loss relating to the 2016 Courtenay Central parking structure earthquake damage in Wellington, New Zealand.  These were offset by (i) an increases in both Cinema Exhibition and Real Estate segment operating income amounting to $3.4 million and $133,000, respectively, and (ii) a decrease in income tax expense amounting to $1.1 million.

Each of these factors affecting our consolidated results for the three years ended December 31, 2017 are discussed in more detail in the succeeding sections.

BUSINESS SEGMENT RESULTS – 2017 vs 2016

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2017 and 2016:

	2017		2016		% Change Favorable/(Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segment Revenues	$263,464	$23,844	$256,922	$20,917	3%	14%
Segment Operating Expenses
Cost of services and products (excluding depreciation and amortization)	(215,020)	(9,437)	(205,889)	(9,044)	(4)%	(4)%
Depreciation and amortization	(12,213)	(4,256)	(11,772)	(3,522)	(4)%	(21)%
General and administrative expense	(3,261)	(2,140)	(3,763)	(1,422)	13%	(50)%
Total segment expenses	(230,494)	(15,833)	(221,424)	(13,988)	(4)%	(13)%
Segment operating income	$32,970	$8,011	$35,498	$6,929	(7)%	16%
Breakdown by country:
United States	$7,207	$1,196	$12,351	$690	(42)%	73%
Australia	21,358	5,479	18,101	5,252	18%	4%
New Zealand	4,405	1,336	5,046	987	(13)%	35%
	$32,970	$8,011	$35,498	$6,929	(7)%	16%

The discussion for each segment follows:

Cinema Exhibition – 2017 vs. 2016

(Dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable / (Unfavorable)
Revenues
Admission revenue	$165,877	63%	$164,727	64%	1%
Food & beverage revenue	78,346	30%	75,229	29%	4%
Advertising and other revenue	19,241	7%	16,966	7%	13%
Total Segment Revenues	$263,464	100%	$256,922	100%	3%
Operating Expenses
Cost of services and products (excl. depreciation and amortization)
Film rent and advertising cost	$(83,009)	(32)%	$(82,873)	(32)%	-%
Food & beverage cost	(16,060)	(6)%	(14,734)	(6)%	(9)%
Occupancy expense	(48,952)	(19)%	(44,914)	(17)%	(9)%
Other expense	(66,999)	(25)%	(63,367)	(25)%	(6)%
Depreciation, amortization, and general and administrative expense
Depreciation and amortization	(12,212)	(5)%	(11,772)	(5)%	(4)%
General and administrative expense	(3,262)	(1)%	(3,764)	(1)%	13%
Total Segment Expenses	$(230,494)	(87)%	$(221,424)	(86)%	(4)%
Segment Operating Income	$32,970	13%	$35,498	14%	(7)%

Cinema Exhibition segment operating income

Cinema Exhibition segment operating income decreased by 7%, or $2.5 million, to $33.0 million for the year ended December 31, 2017 compared to December 31, 2016, primarily driven by lower admissions for our US and New Zealand operations partially offset by improved F&B revenues. The higher revenues of our Australia cinemas and favorable foreign currency movements of our foreign operations helped to offset lower revenues in the U.S. Refer below for further explanations.

Revenue

Cinema revenue increased by 3%, or $6.5 million, to $263.5 million for the year ended December 31, 2017 compared to 2016. This was primarily driven by higher admissions in our Australian circuit resulting in higher box office and F&B revenue. F&B revenues were also up in both the United States and New Zealand driven by increased spend per patron due to our expanded F&B offering. These increases were further enhanced as a result of the appreciation of the AU and NZ dollars compared to the US dollar. These items were partially offset by lower admits in the U.S. due in part to industry-wide box office softening in 2017 and the cinema closure resulting from our cinema renovation program. Comparing the current and prior year, the Australian dollar and New Zealand dollar increased against the U.S. dollar by 3.1% and 2.0% (on average rates), respectively.  Shown below is the revenue breakdown by country:

(Dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable / (Unfavorable)
United States	$139,078	52%	$139,820	54%	(1)%
Australia	96,606	37%	89,053	35%	8%
New Zealand	27,780	11%	28,049	11%	(1)%
Total Segment Revenues	$263,464	100%	$256,922	100%	3%

•

In the United States, 2017 revenues decreased by 1%, or $742,000, primarily driven by lower attendance partially due to the temporary closure of certain sites for renovations along with lower industry-wide box office attendance. This was partially offset by, improved average ticket prices, improved F&B revenues and increased web sale revenues.

•

Australia’s cinema revenue, stated in U.S. dollars, increased by 8%, or $7.6 million, primarily due to increase in attendance, as well as a favorable movement in foreign exchange movements, offset by a reduction in average ticket prices.

•	In New Zealand, cinema revenue decreased by 1%, or $269,000, mainly due to the temporary closure of our Courtenay Central ETC (which re-opened in late March 2017).

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2017 increased by 4%, or $9.1 million, to $215.0 million mainly attributable to higher film rent and advertising costs in Australia due to higher box office revenue, higher concession costs due to increased concession sales, additional operating costs amounting to $3.3 million associated with Olino, including an additional $1.8 million in occupancy cost compared to 2016. Further movements were driven by an increase in occupancy of $765,000 as a result of lease options exercised, increased staff costs due to minimum wage increases and a move towards enhanced food & beverage offerings, and increased costs associated with the opening of our new Newmarket cinema in Brisbane, Australia. In addition, the impact of the strengthening Australian and New Zealand dollars relative to the U.S. dollar further contributed to the cost increase. These were partially offset by lower film rent and advertising costs in the United States and New Zealand due to lower box office revenue.

Certain costs incurred in quarters one to three of 2017 have, in quarter four, crystallized as rent liabilities to be paid, and as such have been reclassified from ‘other operating expenses’ to ‘occupancy costs’. These costs have no material impact on our financial results for the periods concerned.

Cost of services and products as a percentage of gross revenue increased by 2% in 2017 to 82% from 80% in 2016.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2017 remained unchanged compared to 2016 primarily driven by the increase in depreciation resulting from improvements in several of our cinema facilities being offset by savings in general and administrative expenses that have reduced.

Real Estate – 2017 vs. 2016

(Dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable / (Unfavorable)
Revenues
Live theater rental and ancillary income	$4,417	19%	$2,840	14%	56%
Property rental income	19,427	81%	18,077	86%	7%
Total Segment Revenues	$23,844	100%	$20,917	100%	14%
Operating Expenses
Cost of services and products (excl. depreciation and amortization)
Live theater cost	$(1,106)	(5)%	$(1,371)	(7)%	19%
Property cost	(4,714)	(20)%	(4,401)	(21)%	(7)%
Occupancy expense	(3,617)	(15)%	(3,270)	(16)%	(11)%
Depreciation, amortization, and general and administrative expense
Depreciation and amortization	(4,255)	(18)%	(3,522)	(17)%	(21)%
General and administrative expenses	(2,141)	(9)%	(1,424)	(7)%	(50)%
Total Segment Expenses	$(15,833)	(66)%	$(13,988)	(67)%	(13)%
Segment Operating Income	$8,011	34%	$6,929	33%	16%

Real Estate segment operating income

Real Estate segment operating income increased by 16%, or $1.1 million, to $8.0 million for the year ended December 31, 2017 compared to 2016, primarily attributable to: an additional $1.4 million in fees recovered as part of the Stomp settlement ($1.8 million of fees recovered revenue in 2017, including the final settlement received in March 2018, less $415,000 in legal fee cost recovery recorded in 2016). For more information about the legal expense, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report. This was offset by an increase in general and administrative costs.  Please refer below for further explanation.

Revenue

Real estate revenue for the year ended December 31, 2017 increased by 14% or $2.9 million, mainly driven by fees recovered of $1.8 million in relation to the Stomp settlement, increased rental income as part of the expansion of our Newmarket site in Brisbane Australia, as well as additional rental income from the Newmarket office building purchased in November 2016, the recognition of business interruption insurance on our Courtenay Central property and parking structure, as well as the impact of the favorable foreign exchange rates on our Australia and New Zealand operations.  This was partially offset by the decrease in property rental income attributable to Courtenay Central that was closed for most of Q1 and a reduction in revenue from our live theater operations and our Courtenay Central property and parking structure.    Shown below is the revenue breakdown by country:

(Dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable / (Unfavorable)
United States	$4,739	20%	$3,271	16%	45%
Australia	14,945	63%	13,334	63%	12%
New Zealand	4,160	17%	4,312	21%	(4)%
Total Segment Revenues	$23,844	100%	$20,917	100%	14%

Cost of services and products (excluding depreciation and amortization)

Operating expense for 2017 increased by 4%, or $394,000, as a result of a number of pre-opening costs associated with our recently developed Newmarket Village site. This was partially offset by a reduction in costs relating to our live theaters and Courtenay Central during the period it was closed.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2017 increased by 29%, or $1.5 million, primarily driven by the increased salary costs due to staff expansion as we continue to develop our Real Estate capacity, including costs that had previously been incurred by our Cinema segment, as well as an increase in depreciation expense due to recent acquisitions and property enhancements. This has been partially offset by the reduction in doubtful debt expense.

NON-SEGMENT RESULTS – 2017 vs. 2016

Gain on sale of assets

Net gain on sale of assets for 2017 increased by $9.0 million, primarily due to the gain on sale realized in 2017 on the settlement of the Burwood land of $9.3 million (AU$12.4 million), compared to the gain from the final closing of the second sale agreement of the Taupo property in New Zealand in the amount of $393,000 (NZ$585,000) realized in Q1 2016.

General and administrative expense

Non-segment general and administrative expense for 2017 decreased by $1.8 million or 8%, to $19.9 million.  This primarily relates to a reduction in professional services mainly relating to non-recurring one-off items incurred in 2016 including additional expenses incurred in connection with the 2015 year-end audit ($960,000) and expenses incurred in connection with the change in status of certain executives ($400,000) as well as 2017 savings in legal fees, and reduced occupancy costs due to the purchase of our new company headquarters. These were offset by additional costs incurred in our Australian and New Zealand corporate offices due to additional staff costs and the effects of foreign exchange movements.

Higher legal expenses in 2016 mainly relate to the defense of the derivative litigation, the arbitration of certain claims related to the termination of James J. Cotter, Jr. as our President and Chief Executive Officer and on a more limited basis, for the work undergone to improve corporate governance matters.  While the legal costs incurred by the Company were undoubtedly high, we believe that the majority of these costs were thrust upon the Company as it became necessary to vigorously defend the Company’s position in the derivative litigation and to resolve Mr. Cotter, Jr.’s claims relating to his termination.  As such, these costs should be treated as non-recurring in nature.

For more information about the legal expense, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Casualty Gain

The $9.2 million represents the gain recognized on final insurance settlement relating to the earthquake damage on our Courtenay Central parking structure (excluding business interruption insurance recoveries). Our parking structure at Courtenay Central in Wellington, New Zealand was significantly damaged by the earthquake on November 14, 2016 and was subsequently demolished due to safety reasons.  We filed an insurance claim to recover the impairment loss on the parking structure and the ancillary demolition costs. Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details.

Income tax expense

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  The Tax Act significantly changed the U.S. corporate income tax law by lowering the statutory corporate tax rate from 35% to 21%, imposing a one-time mandatory repatriation tax on deferred earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. tax.  We have not completed our determination of the implications of the Tax Act.  However, we have reasonably estimated the impact of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017, pursuant to the guidance of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.  We recorded income tax expense for the impact of the Tax Act of approximately $13.0 million.  This net amount is primarily comprised of $8.3 million from re-measurement of federal net deferred tax assets resulting from the reduction in the U.S. statutory corporate tax rate and a provisional amount of $4.7 million fom the one-time mandatory repatriation tax on deferred earnings of our foreign subsidiaries.  As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department and the IRS, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

Income tax expense decreased by $683,000 or 17%, compared to 2016, mainly due to benefits recognized as the result of the dissolution of a non-operating overseas subsidiary, partially offset by an increase in pre-tax income and the provisional unfavorable effect of the Tax Act.  Please refer to Note 9 of the Notes to Consolidated Financial Statements in Part II of this Annual Report for further information.

Interest expense, net

Interest expense (net of interest income) decreased by $593,000, or 9%, mainly due to a reduction in the average balance outstanding. This was achieved due to the receipt of the insurance proceeds from the Courtenay Central parking structure of $20.0 million in May 2017, allowing us to fully pay down our Westpac loan in New Zealand. Interest income also includes the $115,000 of interest levied on the Stomp Settlement.

BUSINESS SEGMENT RESULTS – 2016 vs. 2015

Presented below is the comparison of the segment operating income for our two business segments for the years ended December 31, 2016 and 2015:

	2016		2015		% Change Favorable/(Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segments Revenues	$256,922	$20,917	$242,823	$21,579	6%	(3)%
Segment Operating Expenses
Cost of services and products (excluding depreciation and amortization)	(205,889)	(9,044)	(196,544)	(10,948)	(5)%	17%
Depreciation and amortization	(11,772)	(3,522)	(11,161)	(3,107)	(5)%	(13)%
General and administrative expense	(3,763)	(1,422)	(3,000)	(728)	(25)%	(95)%
Total segment expenses	(221,424)	(13,988)	(210,705)	(14,783)	(5)%	5%
Segment operating income	$35,498	$6,929	$32,118	$6,796	11%	2%
Breakdown by country:
United States	12,351	690	10,190	(450)	21%	(254)%
Australia	18,101	5,252	17,988	5,400	1%	(3)%
New Zealand	5,046	987	3,942	1,846	28%	(47)%
	$35,498	$6,929	$32,120	$6,796	11%	2%

The discussion for each segment follows:

Cinema Exhibition – 2016 vs. 2015

(Dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016 vs. 2015 Favorable / (Unfavorable)
Revenues
Admission revenue	$164,727	64%	$156,680	65%	5%
Food & beverage revenue	75,229	29%	69,184	28%	9%
Advertising and other revenue	16,966	7%	16,959	7%	-%
Total Segment Revenues	$256,922	100%	$242,823	100%	6%
Operating Expenses
Cost of services and products (excl. depreciation and amortization)
Film rent and advertising cost	$(82,873)	(32)%	$(78,827)	(32)%	(5)%
Food & beverage cost	(14,734)	(6)%	(12,856)	(5)%	(15)%
Occupancy expense	(44,914)	(17)%	(45,376)	(19)%	1%
Other operating expense	(63,367)	(25)%	(59,483)	(24)%	(7)%
Depreciation, amortization, and general and administrative expense
Depreciation and amortization	(11,772)	(5)%	(11,160)	(5)%	(5)%
General and administrative expense	(3,764)	(1)%	(3,001)	(1)%	(25)%
Total Segment Expenses	$(221,424)	(86)%	$(210,703)	(87)%	5%
Segment Operating Income	$35,498	14%	$32,120	13%	11%

Cinema segment operating income

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

Real Estate – 2016 vs. 2015

(Dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016 vs. 2015 Favorable / (Unfavorable)
Revenues
Live theater rental and ancillary income	$2,840	14%	$3,844	18%	(26)%
Property rental income	18,077	86%	17,735	82%	2%
Total Segment Revenues	$20,917	100%	$21,579	100%	(3)%
Operating Expenses
Cost of services and products (excl. depreciation and amortization)
Live theater cost	$(1,371)	(7)%	$(4,264)	(20)%	68%
Property cost	(4,401)	(21)%	(3,243)	(15)%	(36)%
Occupancy expense	(3,270)	(16)%	(3,442)	(16)%	5%
Depreciation, amortization, and general and administrative expense
Depreciation and amortization	(3,522)	(17)%	(3,107)	(14)%	(13)%
General and administrative expense	(1,424)	(7)%	(727)	(3)%	(96)%
Total Segment Expenses	$(13,988)	(67)%	$(14,783)	(69)%	5%
Segment Operating Income	$6,929	33%	$6,796	31%	2%

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

(Dollars in thousands)	2016	% of Revenue	2015	% of Revenue	2016 vs. 2015 Favorable / (Unfavorable)
United States	$3,271	16%	$5,342	25%	(39)%
Australia	13,334	63%	11,374	52%	17%
New Zealand	4,312	21%	4,863	23%	(11)%
Total Segment Revenues	$20,917	100%	$21,579	100%	(3)%

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

Casualty loss

Our parking structure at Courtenay Central in Wellington, New Zealand was significantly damaged by the earthquake on November 14, 2016 and was subsequently slated for demolition due to safety reasons.  We filed an insurance claim to recover the impairment loss on the parking structure and the ancillary demolition costs.  The $1.4 million casualty loss relates to the 5% deductible portion calculated based on the estimated value of the insured parking structure and the portion of demolition costs that may not be recoverable under our insurance policy.  Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details.

Income tax expense

Income tax expense decreased by $1.1 million, or 22%, compared to 2015, mainly due to a reduction in pre-tax income.

Interest expense, net

Interest expense (net of interest income) decreased by $522,000, or 7%, mainly due to a reduction in interest rates as a result of our renegotiation of loan arrangements, offset by an increase in loan balance necessitated by our capital project needs.

LIQUIDITY AND CAPITAL RESOURCES

Our cinema exhibition business plan is to enhance our current cinemas where it is financially reasonable to do so; develop our specialty cinemas in select markets; expand our food and beverage offering, and continue on an opportunistic basis, to identify, develop, and acquire cinema properties that allow us to leverage our cinema expertise over a larger operating base.  Our real estate business plan, given the substantial increase in Manhattan rents and commercial real estate values in recent periods, is to progress the redevelopment of our Union Square and Cinemas 1,2,3 properties in the U.S.; to continue the build-out of our Newmarket and Auburn sites in Australia as well as our Courtenay Central site in New Zealand; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets.  We will also continue to explore potential synergistic acquisitions that may not readily fall into either our cinema or real estate segment.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2017	2016	2015(2)	2014(2)	2013(3)
Net Cash from Operating Activities	$23,851	$30,188	$28,574	$28,343	$25,183
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$13,668	$19,017	$19,702	$50,248	$37,696
Unused borrowing facility	137,231	117,599	70,134	45,700	19,400
Restricted for capital projects(1)	62,280	62,024	10,263	--	--
Unrestricted capacity	74,951	55,575	59,871	45,700	19,400
Total resources at 12/31	150,899	136,616	89,836	95,948	57,096
Total unrestricted resources at 12/31	88,619	74,592	79,573	95,948	57,096
Debt-to-Equity Ratio
Total contractual facility	$271,732	$266,134	$207,075	$201,318	$187,860
Total debt (gross of deferred financing costs)	134,501	148,535	130,941	164,036	168,460
Current	8,109	567	15,000	38,104	75,538
Non-current	126,392	147,968	115,941	125,932	92,922
Total book equity	181,241	146,615	138,951	133,716	123,531
Debt-to-equity ratio	0.74	1.01	0.94	1.23	1.36
Changes in Working Capital
Working capital (deficit)(4)	$(46,971)	$6,655	$(35,581)	$(15,119)	$(75,067)
Current ratio	0.42	1.10	0.51	0.84	0.43
Capital Expenditures (including acquisitions)	$76,708	$49,166	$53,119	$14,914	$20,082

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

(3) 2013 is not covered by the restatement as a result of a change in accounting principle. Except for the Stockholders’ Equity balance as of 12/31/2013, no other changes made.

(4) Typically our working capital (deficit) is negative as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

On March 2, 2017, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of Reading’s Class A Stock.

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

For the year ended December 31, 2017, we extended the maturity of our primary corporate credit facility from March 2018 to December 2019, pending a longer term credit facility to be negotiated in conjunction with any further redevelopment work on our Courtenay central property.

Refer to Note 10 – Borrowings in the Consolidated Financial Statements for further details on our various borrowing arrangements.

At December 31, 2017, our consolidated cash and cash equivalents totaled $13.7 million. Of this amount, $9.1 million, $2.9 million and $1.7 million were held by our U.S., Australian and New Zealand operations, respectively. Our current intention is to reinvest indefinitely Australian earnings but do not have the same plan for New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they could be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt.  As noted in the preceding table, we have $75.0 million unused capacity of available corporate credit facilities at December 31, 2017.  In addition, we have $49.5 million and $12.8 unused capacity for Union Square development uses and construction funding for New Zealand, respectively.

The change in cash and cash equivalents for the three years ended December 31, 2017 is as follows:

				% Change
(Dollars in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net cash provided by operating activities	$23,851	$30,188	$28,574	(21)%	6%
Net cash used in investing activities	(6,786)	(42,861)	(29,710)	84%	(44)%
Net cash provided by (used in) financing activities	(22,055)	11,246	(27,961)	(> 100)%	> 100%
Impact of exchange rate on cash	(359)	742	(1,449)	(> 100)%	> 100%
Net increase (decrease) in cash and cash equivalents	$(5,349)	$(685)	$(30,546)	(> 100)%	98%

Operating activities

2017 vs. 2016: Cash provided by operating activities for 2017 decreased by $6.3 million or 21%, to $23.9 million, primarily driven by a $16.4 million reduction in net working capital assets, partially offset by a $10.1 million increase in operational cash flows as a result of the decrease in corporate General and Administrative expenses.

2016 vs. 2015: Cash provided by operating activities for 2016 increased by $1.6 million or 6%, to $30.2 million, primarily driven by a $1.3 million increase in operational cash flows as a result of the increase in segment operating income.

Investing activities

2017: In 2017, the $6.8 million of cash used in investing activities was mainly related to the $65.9 million capital expenditures, which includes the redevelopment and expansion of our Newmarket Village ETC in Brisbane, Australia, the on-going development of our Union Square project, and as well as the upgrade of a number of our existing cinemas. We also used $3.7 million towards the demolition of the Courtenay Central car parking structure in Wellington, New Zealand.  These are offset by the $44.7 million received from the sale of our Burwood property as well as the $18.4 million final insurance settlement on our Courtenay Central parking structure.

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

Financing activities

2017: The $22.0 million of cash used in financing activities was primarily due to the $15.4 million in loan repayments (net of $91.0 million new loan advances), and $6.5 million used as part of the 2017 $25.0 million stock buyback program.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of December 31, 2017:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Debt - current and non-current portion(1)	$8,139	$89,190	$248	$258	$270	$8,487	$106,592
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Pension liability	2,907	684	684	684	684	2,492	8,135
Village East purchase option(2)	5,900	--	--	--	--	--	5,900
Lease obligations	31,609	31,554	26,675	26,407	7,840	206,733	330,818
Estimated interest on debt(3)	6,319	5,023	1,910	1,898	1,886	8,184	25,220
Total	$54,874	$126,451	$29,517	$29,247	$10,680	$253,809	$504,578

(1)	Information is presented gross of deferred financing costs.
(2)	Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.
(3)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

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

Besides the write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the 4th quarter of 2016, no other impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2017.  Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details.

(ii)

Impairment of Goodwill and Intangible Assets with indefinite lives – goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of each reporting unit plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates.

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2017.

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

Tax valuation allowance and deferred taxes We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2017, we had recorded approximately $31.8 million of deferred tax assets (net of $1.6 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards and tax credit carry-forwards. These deferred tax assets were offset by a valuation allowance of $6.9 million resulting in a net deferred tax asset of $24.9 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.

Income taxes In the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During the fourth quarter and in connection with the preparation of our 2017 financial statements, we also determined that realization of our deferred tax assets in the tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and we recorded certain valuation allowance for our deferred tax assets in these tax jurisdictions. As a result of the change in enacted tax rate and recording changes in valuation allowance for our deferred tax assets various tax jurisdictions, we recorded a charge to income tax provision in the fourth quarter of approximately $8.3 million. See Note 9 – Income Taxes in the Notes to Consolidated Financial Statements for further information.

Contingencies (including the insurance recoverability of losses incurred as a result of the recent earthquake in New Zealand)

For loss contingencies, we record any loss contingencies when there is a “probable” likelihood that the liability had been incurred and the amount of the loss can be reasonably estimated.

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

In regards to our significant contingencies during 2017:

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

Contingencies arising from earthquake damage on our Courtenay Central parking garage

We filed an insurance claim with our Insurer shortly after the earthquake incident.  Our policy allows us to record a recoverable asset (to the extent of incurred losses) only when the collectability is probable.  We have recorded certain incurred losses, consisting of the (i) written down carrying value of the damaged parking structure and (ii) certain losses related to the demolition activities, net of any expected insurance recovery, as discussed more fully in Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake to the Consolidated Financial Statements.

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

At December 31, 2017, approximately 40% and 15% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $4.5 million in cash and cash equivalents.  At December 31, 2016, approximately 42% and 18% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $10.4 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $8,810,000 for the year ended December 31, 2017.  As we continue to progress our acquisition and development activities in Australia and New Zealand, that the foreign currency effect on our earnings may be significant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 73% and 75% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would result in an increase or decrease of $12.4 million and $4.9 million, respectively, and the change in our net income for the year would be $2.2 million and $883,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $23.6 million and $14.8 million as of December 31, 2017 and 2016, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $1.1 million increase or decrease in our 2017 interest expense.

Item 8 – Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Reading International, Inc.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

By: /s/ Ellen M. Cotter Ellen M. Cotter Chief Executive Officer March 15, 2018	By: /s/ Devasis Ghose Devasis Ghose Chief Financial Officer March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONSOLIDATED FINANCIAL STATEMENTS)

Board of Directors and Stockholders

Reading International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Reading International, Inc.  and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.

Los Angeles, CA

March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(INTERNAL CONTROL OVER FINANCIAL REPORTING)

Board of Directors and Stockholders

Reading International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 15th, 2018 expressed unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Discussion and Analysis Report of Reading International Inc. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Los Angeles, California

March 15, 2018

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2017 and 2016

(U.S. dollars in thousands, except share information)

	December 31,	December 31,
	2017	2016(1)
ASSETS
Current Assets:
Cash and cash equivalents	$13,668	$19,017
Receivables	13,050	8,772
Inventories	1,432	1,391
Prepaid and other current assets	5,325	5,787
Land held for sale	--	37,674
Total Current Assets	33,475	72,641
Operating properties, net	264,724	211,886
Investment and development properties, net	61,254	43,687
Investment in unconsolidated joint ventures	5,304	5,071
Goodwill	20,276	19,828
Intangible assets, net	8,542	10,037
Deferred tax assets, net	24,908	28,667
Other assets	4,543	13,949
Total Assets	$423,026	$405,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$34,359	$26,479
Film rent payable	13,511	10,528
Debt – current portion	8,109	567
Taxes payable	2,938	3,523
Deferred current revenue	9,850	10,758
Other current liabilities	11,679	14,131
Total Current Liabilities	80,446	65,986
Debt – long-term portion	94,862	115,707
Subordinated debt	27,554	27,340
Noncurrent tax liabilities	12,274	19,953
Other liabilities	26,649	30,165
Total Liabilities	$241,785	$259,151
Commitments and Contingencies
Stockholders’ Equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,019,565 issued and 21,251,291 outstanding at December 31, 2017 and 32,856,267
issued and 21,497,717 outstanding at December 31, 2016	$231	$230
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2017 and 2016	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2017 and 2016	--	--
Additional paid-in capital	145,898	144,569
Retained earnings	32,679	1,680
Treasury shares, at cost	(22,906)	(16,374)
Accumulated other comprehensive income	20,991	12,075
Total Reading International, Inc. ("RDI") Stockholders’ Equity	176,910	142,197
Noncontrolling Interests	4,331	4,418
Total Stockholders’ Equity	$181,241	$146,615
Total Liabilities and Stockholders’ Equity	$423,026	$405,766

The accompanying Notes are integral part of the Consolidated Financial Statements.

(1) Certain prior year balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Operations for the Three Years Ended December 31, 2017

(U.S. dollars in thousands, except share and per share data)

	2017	2016(1)	2015(1)
Revenues
Cinema	$263,464	$256,922	$242,823
Real estate	16,270	13,551	15,042
Total Revenues	279,734	270,473	257,865
Costs and Expenses
Cinema	(207,447)	(198,523)	(190,007)
Real estate	(9,437)	(9,044)	(10,948)
Depreciation and amortization	(16,942)	(15,689)	(14,562)
General and administrative	(25,347)	(26,906)	(18,652)
Total Costs and Expenses	(259,173)	(250,162)	(234,169)
Operating Income	20,561	20,311	23,696
Interest expense, net	(6,194)	(6,782)	(7,304)
Casualty gain (loss)	9,217	(1,421)	--
Net gain on sale of assets	9,360	393	11,023
Other income (expense)	588	(63)	(440)
Income before taxes and earnings of unconsolidated joint ventures	33,532	12,438	26,975
Equity earnings of unconsolidated joint ventures	815	999	1,204
Income before income taxes	34,347	13,437	28,179
Income tax expense	(3,337)	(4,020)	(5,148)
Net Income	$31,010	$9,417	$23,031
Less: Net income (loss) attributable to noncontrolling interests	11	14	(79)
Net Income attributable to RDI controlling interests	$30,999	$9,403	$23,110
Basic income per share attributable to RDI controlling interests	$1.35	$0.40	$0.99
Diluted income per share attributable to RDI controlling interests	$1.33	$0.40	$0.98
Weighted average number of shares outstanding–basic	23,041,190	23,320,048	23,293,696
Weighted average number of shares outstanding–diluted	23,247,969	23,521,157	23,495,618

The accompanying Notes are integral part of the Consolidated Financial Statements.

(1) Certain prior year balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2017

(U.S. dollars in thousands)

	2017	2016(1)	2015(1)
Net income	$31,010	$9,417	$23,031
Foreign currency translation gain (loss)	8,810	142	(16,488)
Others	125	127	209
Total Comprehensive Income	$39,945	$9,686	$6,752
Less: Net income (loss) attributable to noncontrolling interests	11	14	(79)
Less: Comprehensive income (loss) attributable to noncontrolling interests	19	(1)	(46)
Comprehensive income attributable to Reading International, Inc.	$39,915	$9,673	$6,877

The accompanying Notes are integral part of the Consolidated Financial Statements.

(1) Certain prior year balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2017

(In thousands)

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Voting	Par	Non-Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2015	21,741	$228	1,495	$15	$140,237	$(30,833)	$(8,582)	$28,039	$129,104	$4,612	$133,716
Net income (loss)	--	--	--	--	--	23,110	--	--	23,110	(79)	23,031
Other comprehensive loss, net	--	--	--	--	--	--	--	(16,233)	(16,233)	(46)	(16,279)
Share-based compensation expense	7	--	--	--	1,458	--	--	--	1,458	--	1,458
Share repurchase plan	(240)	--	--	--	--	--	(3,110)	--	(3,110)	--	(3,110)
Class A common stock issued for share-based bonuses and options exercised	235	2	--	--	490	--	--	--	492	--	492
In-kind exchange of shares for the exercise of options, net issued	(89)	(1)	--	2	1,630	--	(1,832)	--	(201)	--	(201)
Contributions from noncontrolling shareholders	--	--	185	--	--	--	--	--	--	17	17
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(173)	(173)
At December 31, 2015	21,654	$229	1,680	$17	$143,815	$(7,723)	$(13,524)	$11,806	$134,620	$4,331	$138,951
Net income	--	--	--	--	--	9,403	--	--	9,403	14	9,417
Other comprehensive income (loss), net	--	--	--	--	--	--	--	269	269	(1)	268
Share-based compensation expense	--	--	--	--	609	--	--	--	609	--	609
Share repurchase plan	(181)	--	--	--	--	--	(2,850)	--	(2,850)	--	(2,850)
Class A common stock issued for share-based bonuses and options exercised	13	2	--	--	145	--	--	--	147	--	147
In-kind exchange of shares for the exercise of options, net issued	12	(1)	--	--	--	--	--	--	(1)	--	(1)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	268	268
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(194)	(194)
At December 31, 2016	21,498	$230	1,680	$17	$144,569	$1,680	$(16,374)	$12,075	$142,197	$4,418	$146,615
Net income	--	--	--	--	--	30,999	--	--	30,999	11	31,010
Other comprehensive income, net	--	--	--	--	--	--	--	8,916	8,916	19	8,935
Share-based compensation expense	--	--	--	--	1,000	--	--	--	1,000	--	1,000
Share repurchase plan	(410)	--	--	--	--	--	(6,532)	--	(6,532)	--	(6,532)
Class A common stock issued for share-based bonuses and options exercised	90	1	--	--	329	--	--	--	330	--	330
In-kind exchange of share for the exercise of options, net issued	23	--	--	--	--	--	--	--	--	--	--
Restricted Stock Units	50	--	--	--	--	--	--	--	--	--	--
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	193	193
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(310)	(310)
At December 31, 2017	21,251	$231	1,680	$17	$145,898	$32,679	$(22,906)	$20,991	$176,910	$4,331	$181,241

The accompanying Notes are integral part of the Consolidated Financial Statements.

X

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2017

(U.S. dollars in thousands)

	2017	2016	2015
Operating Activities
Net income	$31,010	$9,417	$23,031
Adjustments to reconcile net income to net cash flows from operating activities:
Equity earnings of unconsolidated joint ventures	(815)	(999)	(1,204)
Distributions of earnings from unconsolidated joint ventures	798	1,004	1,074
Gain recognized on foreign currency transactions	(563)	--	--
Net gain on sale of assets	(9,360)	(393)	(11,023)
Change in net deferred tax assets	4,073	(5,060)	(4,067)
Depreciation and amortization	16,942	15,689	14,562
Other amortization	1,406	1,797	919
Casualty (gain) loss	(9,217)	1,421	--
Share-based compensation expense	1,000	609	1,458
Net changes in operating assets and liabilities:
Receivables	(3,093)	1,296	620
Prepaid and other assets	496	(599)	(2,386)
Accounts payable and accrued expenses	(3,740)	2,843	6,479
Film rent payable	2,764	1,244	282
Taxes payable	(839)	(1,707)	(426)
Deferred revenue and other liabilities	(7,011)	3,626	(745)
Net cash provided by operating activities	23,851	30,188	28,574
Investing Activities
Purchases of and additions to operating and investment properties	(65,903)	(49,166)	(53,119)
Change in restricted cash	33	178	1,292
Demolition costs of operating property	(3,700)	--	--
Disposal of investment in unconsolidated joint ventures	(432)	--	--
Distributions from unconsolidated joint ventures	124	296	228
Cash settlement on insurance claim	18,415	5,000	--
Proceeds from sale of properties	44,677	831	21,889
Net cash used in investing activities	(6,786)	(42,861)	(29,710)
Financing Activities
Repayment of long-term borrowings	(106,449)	(63,748)	(35,239)
Proceeds from borrowings	91,030	81,616	10,500
Capitalized borrowing costs	(39)	(3,992)	(248)
Repurchase of Class A nonvoting common stock	(6,532)	(2,850)	(3,310)
Proceeds from stock option exercises	52	146	492
Noncontrolling interest contributions	193	268	17
Noncontrolling interest distributions	(310)	(194)	(173)
Net cash provided by/ (used in) financing activities	(22,055)	11,246	(27,961)
Effect of exchange rate on cash	(359)	742	(1,449)
Net increase (decrease) in cash and cash equivalents	(5,349)	(685)	(30,546)
Cash and cash equivalents at the beginning of the year	19,017	19,702	50,248
Cash and cash equivalents at the end of the year	$13,668	$19,017	$19,702
Supplemental Disclosures
Interest paid	$4,880	$5,948	$9,023
Income taxes paid, net	9,245	6,607	8,553
Non-Cash Transactions
Lease make-good accrual	$--	$35	$1,314
In-kind exchange of stock for the exercise of options, net	788	--	1,833
Additions to operating and investing properties through accrued expenses	10,804	--	--

The accompanying Notes are integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for Three Years Ended December 31, 2017

_____________________________________________________________________________________________________________________________________________________

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

Business Segments

Our business is comprised of two operating segments, as follows: (i) cinema exhibition and (ii) real estate.  Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate segment, we have acquired, and continue to hold, raw land in urban and suburban centers in New Zealand and the United States.

The tables below summarize the results of operations for each of our business segments.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	2017			2016			2015
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - Third party	$263,464	$16,270	$279,734	$256,922	$13,551	$270,473	$242,823	$15,042	$257,865
Inter-segment Revenue (1)	--	7,573	7,573	--	7,366	7,366	--	6,537	6,537
Total Segment Revenue	263,464	23,843	287,307	256,922	20,917	277,839	242,823	21,579	264,402
Operating expense
Cost of services and products - Third party	(207,447)	(9,436)	(216,883)	(198,523)	(9,044)	(207,567)	(190,007)	(10,948)	(200,955)
Inter-segment Cost of services (1)	(7,573)	--	(7,573)	(7,366)	--	(7,366)	(6,537)	--	(6,537)
Total of services and products (excluding depreciation and amortization)	(215,020)	(9,436)	(224,456)	(205,889)	(9,044)	(214,933)	(196,544)	(10,948)	(207,492)
Depreciation and amortization	(12,213)	(4,256)	(16,469)	(11,772)	(3,522)	(15,294)	(11,161)	(3,107)	(14,268)
General and administrative expense	(3,261)	(2,140)	(5,401)	(3,763)	(1,422)	(5,185)	(3,000)	(728)	(3,728)
Total operating expense	(230,494)	(15,832)	(246,326)	(221,424)	(13,988)	(235,412)	(210,705)	(14,783)	(225,488)
Segment operating income	$32,970	$8,011	$40,981	$35,498	$6,929	$42,427	$32,118	$6,796	$38,914

(1) Inter-segment Revenues and Cost of services relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2017	2016	2015
Segment operating income	$40,981	$42,427	$38,914
Unallocated corporate expense:
Depreciation and amortization expense	(473)	(395)	(294)
General and administrative expense	(19,947)	(21,721)	(14,924)
Interest expense, net	(6,194)	(6,782)	(7,304)
Equity earnings of unconsolidated joint ventures	815	999	1,204
Gain on sale of assets	9,360	393	11,023
Casualty gain (loss)	9,217	(1,421)	--
Other income (expense)	588	(63)	(440)
Income before income taxes	$34,347	$13,437	$28,179

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
By segment:
Cinema	$135,184	$133,057
Real estate	249,245	240,362
Corporate (1)	38,597	32,347
Total assets	$423,026	$405,766
By country:
United States	$188,639	$161,922
Australia	169,035	170,556
New Zealand	65,352	73,288
Total assets	$423,026	$405,766

(1) Corporate Assets includes cash and cash equivalents of $13.7 million and $19.0 million as of December 31, 2017 and 2016, respectively.

The following table sets forth our operating properties by country:

(Dollars in thousands)	December 31, 2017	December 31, 2016
United States	$89,183	$75,845
Australia	143,200	103,430
New Zealand	32,341	32,611
Total operating property	$264,724	$211,886

The table below summarizes capital expenditures for the three years ended December 31, 2017:

(Dollars in thousands)	2017	2016	2015
Segment capital expenditures	$76,300	$49,023	$52,989
Corporate capital expenditures	408	143	130
Total capital expenditures	$76,708	$49,166	$53,119

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
(iii)	rights and interests arising from other contractual arrangements; and,
(iv)	any additional other relevant facts.

All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Hence, actual results may differ from those estimates.  Significant estimates and assumptions include, but not limited to:

(i)	projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles);
(ii)	allocation of insurance proceeds to various recoverable components;
(iii)	recoverability of our deferred tax assets as well as liabilities for transition tax under the Tax Reform Act in 2017; and,
(iv)	estimation of gift card and gift certificate breakage where we have concluded that the likelihood of redemption is remote.

Reclassifications

Certain reclassifications have been made in the 2016 and 2015 comparative information in our consolidated financial statements and accompanying notes to conform to the 2017 presentation.  These reclassifications relate to the following immaterial balances:

(i)	reclassification of Investment in Reading International Trust I to “Other assets” line in our consolidated balance sheets;
(ii)	net-off of interest income against interest expense in our consolidated statements of income; and,
(iii)	combination of certain components in our consolidated statements of comprehensive income into one line, “Others”.

Revenue Recognition

(i)	Cinema Exhibition Segment (all net of related taxes):
•

Sales of Cinema ticket (excluding bulk and advanced ticket sales) and food and beverage (“F&B”) sales – recognized when sold and collected, either in cash or credit card at our theatre locations and through our online selling channels;

•	Sales of Bulk and Advanced Cinema Ticket Sales – deferred and recognized as revenue when the promised performance or movie that the ticket has been purchased for is shown;
•	Gift Cards and Gift Certificate Sales – deferred and recognized as revenue when redeemed, except for the breakage portion, as described below;
•

Breakage Income – represents the balance of gift cards and gift certificates for which we believe the likelihood of redemption by the customer is remote and determined based upon our historical redemption patterns; and,

•	Advertising Revenues – recognized based on contractual arrangements or relevant admissions information, as appropriate.

(ii)	Real Estate Segment:
•

Property Rentals –we contractually retain substantially all of the risks and benefits of ownership of our real estate properties and therefore, we account for our tenant leases as operating leases.  Accordingly, rental revenue is recognized on a straight-line basis over the lease term; and,

•

Live Theatre License Fees – determined based on fixed and variable fees (percentage of ticket sales) pursuant to our license agreement with the production companies and is recorded on a weekly basis after performance of a show occurs.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase as cash equivalents for which cost approximates fair value.

Receivables

Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets, food & beverage items, or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily made up of the sales tax refund receivable from our Australian taxing authorities and the management fee receivable from the managed cinemas and property damage insurance recovery proceeds. We have no history of significant bad debt losses and we have established an allowance for accounts that we deem uncollectible.

Inventory

Inventory is composed of food and beverage items in our theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant.  At December 31, 2017 and 2016, our restricted cash balance, included as part of prepaid and other current assets, was $17,000 and $17,000, respectively.

Derivative Financial Instruments

From time-to-time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Operations. As of December 31, 2017 and 2016, we do not have material derivative positions nor have designated any of these derivatives as accounting hedges.

Operating Properties, net

Our Operating Properties consists of land, buildings and improvements, leasehold improvements, fixtures and equipment which we use to derive operating income associated with our two business segments, cinema exhibition and real estate.  Buildings and improvements, leasehold improvements, fixtures and equipment are initially recorded at the lower of cost or fair market value and depreciated over the useful lives of the related assets.  Land is not depreciated.  Expenditures relating to renovations, betterments or improvements to existing assets are capitalized if it improves or extends the lives of the respective assets and/or provide long-term future net cash inflows, including the potential for cost savings.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are generally as follows:

Building and improvements	15 – 60 years
Leasehold improvements	Shorter of the lease term or useful life of the improvement
Theater equipment	7 years
Furniture and fixtures	5 – 10 years

Investment and Development Properties, net

Investment and Development Properties consists of land, buildings and improvements under development, and their associated capitalized interest and other development costs that we are either holding for development, currently developing, or holding for investment appreciation purposes.  These properties are initially recorded at the lower of cost or fair market value.  Within this category are building and improvement costs directly associated with the development of potential cinemas (whether for sale or lease), the development of entertainment-themed centers (“ETCs”), or other improvements to real property. As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets. We cease cost capitalization (including interest) on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed.  However, we do not suspend cost capitalization for brief interruptions and interruptions that are externally imposed, such as mandates from governmental authorities.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2017, based on historical information and projected cash flow. We recorded a write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the Fourth Quarter of 2016, which was subsequently fully recovered through the final insurance settlement in May 2017.  Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2017.

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

Reading International Trust I is a VIE. It is not consolidated in our financial statements but instead accounted for under the equity method of accounting because we are not the primary beneficiary. We carry our investment in the Reading International Trust I, recorded under “Other Assets”, using the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of the entity. We eliminate transactions with an equity method entity to the extent of our ownership in such an entity.  Accordingly, our share of net income/(loss) of this equity method entity is included in consolidated net income/(loss). We have no implicit or explicit obligation to further fund our investment in Reading International Trust I.

Property Held for Sale

When a property is classified as held for sale, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  As of December 31, 2016, we classified our landholding in Burwood, Australia as land held for sale as a result of a sale transaction on May 12, 2014, this transaction closed during December 2017.  Refer to Note 4 – Real Estate Transactions for details.

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and or financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized on the effective interest method.  Net deferred financing costs are presented as a reduction in the associated Debt account (see Note 10 – Borrowings) in line with our adoption of ASU 2015-03 which became effective since January 1, 2016.

Film Rental Costs

Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensees.

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $2.3 million, $2.3 million, and $2.3 million 2017, 2016, and 2015, respectively.

Operating Leases

A majority of our cinema operations are conducted in premises under non-cancellable lease arrangements with initial base terms generally ranging between 5 to 15 years, with certain leases containing renewal options to extend the lease term to an additional term of up to 20 years.  We evaluated the classification of our leases and concluded all of these arrangements as operating leases.  Lease expense is recorded on a straight-line basis over the initial base terms, taking into effect any rate change clauses.  Any subsequent increases or decreases in rental payments that result from factors not anticipated during lease inception or factors that are based on meeting future targets, other than indexation factors, represent contingent rentals and are fully accruable at the period the trigger event occurs.

Share-based Compensation

The determination of the compensation cost for our share-based awards (primarily in the form of stock options or restricted stock units) is made at the grant date based on the estimated fair value of the award, and such cost is recognized over the grantee’s requisite service period (which typically equates to our vesting term).  Previously recognized compensation cost shall be reversed for any forfeited award to the extent unvested at the time of forfeiture.  Refer to Note 14 – Share-based Compensation and Repurchase Plans for further details.

Treasury Shares

In recent years, we repurchased our own Class A common shares as part of a publicly announced stock repurchase plan with no current intent for retiring those reacquired shares.  We account for these repurchases using the cost method and present as a separate line within the Stockholders’ Equity section in our consolidated balance sheets.  Refer to Note 14 – Share-based Compensation and Repurchase Plans for further details of our stock buyback plan.

Insurance Recoveries and Other Contingency Matters

(i)	Loss contingencies – we record any loss contingencies if there is a “probable” likelihood that the liability had been incurred, and the amount of the loss can be reasonably estimated.
(ii)	Gain contingencies:
•

Insurance recoveries – in the event we incur a loss attributable to an impairment of an asset or incurrence of a liability that is recoverable, in whole or in part, through an insurance claim, we record an insurance recoverable (not to exceed the amount of the total losses incurred) only when the collectability of such claim is probable.  To evaluate the probable collectability of an insurance claim, we consider communications with third parties (such as with our insurance company), in addition to advice from legal counsel.

•	Others – other gain contingencies typically result from legal settlements and we record those settlements in income when cash or other forms of payments are received.

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred.  For the years ended December 31, 2017, 2016, and 2015, we recorded gains/(losses) relating to litigation settlement of $1.8 million, $415,000, and ($495,000), respectively.

Translation Policy

The financial statements and transactions of our Australian and New Zealand cinema and real estate operations are recorded in their functional currencies, namely Australian and New Zealand dollars, respectively, and are then translated into U.S. dollars. Assets and liabilities of these operations are denominated in their functional currencies and are then translated at exchange rates in effect at the balance sheet date.  Revenue and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income,” a component of Stockholders’ Equity.

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2017:

	As of and for the year ended December 31, 2017	As of and for the year ended December 31, 2016	As of and for the year ended December 31, 2015
Spot Rate
Australian Dollar	0.7815	0.7230	0.7286
New Zealand Dollar	0.7100	0.6958	0.6842
Average Rate
Australian Dollar	0.7670	0.7440	0.7524
New Zealand Dollar	0.7111	0.6973	0.7004

Income Taxes

We account for income taxes under an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and are classified as noncurrent on the balance sheets in accordance with current US GAAP. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable (refundable) for the period and the change during the period in deferred tax assets and liabilities. The effect of a change in tax rates or law on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.  We record interest and penalties related to income tax matters as part of income tax expense and in income tax related balance sheet accounts.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which it is determined a change in recognition or measurement is appropriate.

The Tax Act creates a new requirement for U.S. corporations to include in U.S. taxable income certain earnings of their foreign subsidiaries, effective beginning tax year 2018. The Global Intangible Low Taxed Income (“GILTI”) framework effectively introduces a minimum tax on foreign earnings of U.S. based consolidated groups. Because of the complexity of the new tax rules related to GILTI, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740, Income Taxes.  As of December 31, 2017, we have not made a policy decision on whether to record deferred tax on GILTI or account for it as a current period expense when incurred.

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

These assessments have a direct impact on revenue and net income, particularly on the depreciable base of the allocated assets which will impact the timing of expense allocation.  In accordance with our adoption of ASU 2015-16, we record the changes in depreciation and amortization in the period we finalized our purchase price allocation.

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

The impact of this change in accounting principle to our current and prior years’ financial statements  is presented in the following tables (in condensed format):

Consolidated Statements of Operations

	2017			2016			2015
(Dollars in thousands)	With breakage revenue	Without breakage revenue	Effect of change	With breakage revenue	Without breakage revenue	Effect of change	As restated	As previously reported	Effect of change
Revenues	$279,734	$279,126	$608	$270,473	$269,855	$618	$257,865	$257,323	$542
Costs and expenses	(259,173)	(259,173)	--	(250,162)	(250,162)	--	(234,169)	(234,169)	--
Operating income	20,561	19,953	608	20,311	19,693	618	23,696	23,154	542
Interest expense (net), casualty loss and others	12,971	12,971	--	(7,873)	(7,873)	--	3,279	3,279	--
Income before income taxes and equity earnings of unconsolidated joint ventures	33,532	32,924	608	12,438	11,820	618	26,975	26,433	542
Equity earnings of unconsolidated joint ventures	815	815	--	999	999	--	1,204	1,204	--
Income before income taxes	34,347	33,739	608	13,437	12,819	618	28,179	27,637	542
Income tax expense	(3,337)	(3,098)	(239)	(4,020)	(3,787)	(233)	(5,148)	(4,943)	(205)
Net income	$31,010	$30,641	$369	$9,417	$9,032	$385	$23,031	$22,694	$337
Basic EPS	$1.35	$1.33	$0.02	$0.40	$0.39	$0.01	$0.99	$0.98	$0.01
Diluted EPS	$1.33	$1.32	$0.02	$0.40	$0.38	$0.02	$0.98	$0.97	$0.01

Consolidated Balance Sheets

	2017			2016
(Dollars in thousands)	With breakage revenue	Without breakage revenue	Effect of change	With breakage revenue	Without breakage revenue	Effect of change
Assets
Current assets	$33,475	$33,475	$-	$72,641	$72,641	$--
Non-current assets
Deferred tax asset, net	24,908	25,147	(239)	28,667	28,900	(233)
Other non-current assets	364,643	364,643	-	304,458	304,458	--
Total Assets	423,026	423,265	(239)	405,766	405,999	(233)
Liabilities and Stockholders' Equity
Current liabilities
Deferred current revenue	9,850	10,458	(608)	10,758	11,376	(618)
Other current liabilities	70,596	70,596	-	55,228	55,228	--
Non-current liabilities	161,339	161,339	-	193,165	193,165	--
Total Liabilities	241,785	242,393	(608)	259,151	259,769	(618)
Stockholders' Equity
Retained earnings (accumulated deficit)	32,679	32,310	369	1,680	1,295	385
Other equity components	148,562	148,562	-	144,935	144,935	--
Total Stockholders' Equity	181,241	180,872	369	146,615	146,230	385
Total Liabilities and Stockholders' Equity	$423,026	$423,265	$(239)	$405,766	$405,999	$(233)

Consolidated Statements of Cash Flows

	2017			2016			2015
(Dollars in thousands)	With breakage revenue	Without breakage revenue	Effect of change	With breakage revenue	Without breakage revenue	Effect of change	As restated	As previously reported	Effect of change
Operating Activities
Net income	$31,010	$30,641	$369	$9,417	$9,032	$385	$23,031	$22,694	$337
Adjustments to reconcile net income to net cash provided by operating activities
Change in net deferred tax assets	4,073	3,834	239	(5,060)	(5,293)	233	(4,067)	(4,272)	205
Other reconciling adjustments	191	191		19,128	19,128		5,786	5,786
Net changes in operating assets and liabilities
Deferred revenue and other liabilities	(7,011)	(6,403)	(608)	3,626	4,244	(618)	(745)	(203)	(542)
Other operating assets and liabilities	(4,412)	(4,412)	-	3,077	3,077	-	4,569	4,569	-
Net cash provided by operating activities	23,851	23,851	-	30,188	30,188	-	28,574	28,574	-
Investing Activities
Net cash used in investing activities	(6,786)	(6,786)	-	(42,861)	(42,861)	-	(29,710)	(29,710)	-
Financing Activities
Net cash provided by/(used in) financing activities	(22,055)	(22,055)	-	11,246	11,246	-	(27,961)	(27,961)	-
Effect of exchange rate on cash	(359)	(359)	-	742	742	-	(1,449)	(1,449)	-
Net increase (decrease) in cash and cash equivalents	(5,349)	(5,349)	-	(685)	(685)	-	(30,546)	(30,546)	-
Cash and cash equivalents at the beginning of the year	19,017	19,017	-	19,702	19,702	-	50,248	50,248	-
Cash and cash equivalents at the end of the year	$13,668	$13,668	$-	$19,017	$19,017	$-	$19,702	$19,702	$-

Out-of-Period Adjustment during the fourth quarter of fiscal year 2017:

In the fourth quarter of fiscal year 2017, we recorded out-of-period adjustments of $544,000 to increase our occupancy cost expense in our consolidated statements of operations. The adjustments were made to correct our rent expense account under the straight line method of expense recognition. We determined that the adjustments did not have a material impact to our current or prior period consolidated financial statements.

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

Out-of-Period Adjustment during the fourth quarter of fiscal year 2015

In the fourth quarter of fiscal year 2015, we recorded out-of-period adjustments of $514,000 to decrease our income tax expense in our consolidated statements of operations. The adjustments, which increased deferred tax assets by $2,116,000, increased additional paid in capital by $793,000, increased other comprehensive income by $1,859,000 and decreased other non-current liabilities by $1,050,000, were made to correct our income tax and related equity and liability accounts.  Of the $514,000 adjustment to decrease the income tax expense in 2015, $1,286,000 relates to the adjustment that should have been recorded in 2014, thus reducing our income tax benefit by this amount.  The remaining $1,800,000 relates to income taxes pertaining to years prior to 2014 cumulatively, that would have increased our deferred tax asset by such amount.  We determined that the adjustments did not have a material impact to our prior period consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This new guidance, which became effective for fiscal years beginning after December 15, 2016, provides for the simplification of several aspects of the accounting for share-based payment transactions, including (i) accounting for tax benefits in excess of compensation cost and tax deficiencies, (ii) accounting for forfeitures, and (iii) classification on the statement of cash flows. The only significant impact of the adoption of this new guidance to us is the immediate recognition of excess tax benefits (or “windfalls”) and tax deficiencies (or “shortfalls”) in the consolidated statement of operations.  Previously, (i) tax windfalls were recorded in additional paid-in capital (“APIC”) in the consolidated statement of stockholders’ equity and (ii) tax shortfalls were recorded in APIC to the extent of previous windfalls and then to the consolidated statement of operations. The adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements and related disclosures.

Further, in March 2016, the FASB issued ASU 2016-07,  Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This new guidance effectively removes the retroactive application imposed in current guidance when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The new standard becomes effective for the Company on January 1, 2017.  Early adoption is permissible.  The adoption of ASU 2016-07 did not have a material impact on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control.  This new guidance alters how a decision maker needs to consider interests in a variable interest entity (“VIE”) held through an entity under common control and amends the previously issued ASU 2015-02. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The new standard becomes effective for the Company on January 1, 2017.  Early adoption is permissible.  The adoption of ASU 2016-17 did not have a material impact on the consolidated financial statements and related disclosures.

Issued:

❖	ASUs Effective 2018
•	New Revenue Recognition Model (ASU 2014-09, Revenue from Contracts with Customers, codified as Topic 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 will replace most existing revenue recognition guidance in US GAAP when it becomes effective. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either a retrospective or modified retrospective transition method. The Company is adopting the guidance on January 1, 2018 and has selected the modified retrospective transition method. The Company continues to evaluate and quantify the effect that ASC 606 will have on its consolidated financial statements. While the Company does not believe the adoption of ASC 606 will have a material impact to its results of operations or cash flows, the Company currently expects the following impacts:

•

Through December 31, 2017, the Company recognized revenue associated with gift cards and gift certificates when redeemed, or when the likelihood of redemption became remote (known as "breakage" in our industry) based on historical experience. Under ASU 2014-09 and effective January 1, 2018, the Company will recognize revenue from unredeemed gift cards and certificates as redeemed and will recognize breakage following the proportional method where revenue is recognized in proportion to the pattern of rights exercised by the customer when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts. Currently, the Company expects to reduce its deferred revenue up to $1.3 million, before taxes with related impact in retained earnings to be increased net of taxes on January 1, 2018 to give effect to this change in breakage accounting.

•

We have a loyalty program in every country. For our loyalty programs, we do not expect those accounting changes to have a material impact on cash flows from operations. Through December 31, 2017, the Company recorded the estimated incremental cost of providing awards under our loyalty program at the time the awards are redeemed. Effective January 1, 2018, the Company will estimate the fair value of providing such loyalty program awards at the time the related awards are earned. Currently, the Company expects to increase its deferred revenues up to $1.0 million before taxes with related impact in retained earnings to be decreased net of taxes on January 1, 2018 to give effect to the loyalty program accounting.

•	Pension Cost Presentation (ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost)

Issued by FASB in March 2017, amendments in this Update (i) require that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.  The new guidance is effective for the Company on January 1, 2018.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.  We do not anticipate the adoption of ASU 2017-07 to have a material impact on our consolidated financial statements.

•	Restricted Cash Presentation as part of Cash and Cash Equivalents (ASU 2016-18, Statement of Cash Flows, Topic 230: Restricted Cash, a consensus of the FASB Emerging Issues Task Force)

Issued by FASB in November 2016, this new guidance requires that amounts generally described as restricted cash and cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. The new standard becomes effective for the Company on January 1, 2018.  Early adoption is permissible.  The Company does not anticipate the adoption of ASU 2016-18 to have a material impact on the consolidated financial statements and related disclosures.

•	Cash Flow Presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments)

Issued by FASB in August 2016, the amendments covered in this ASU are improvements to current GAAP, as it will provide guidance to eight (8) specific cash flow classification issues, thereby reducing the current and potential future diversity in practice.  The new standard becomes effective for the Company on January 1, 2018.  Early adoption is permissible.  The Company does not anticipate the adoption of ASU 2016-15 to have a material impact on the consolidated financial statements and related disclosures.

•	Business Combination Streamlining (ASU 2017-01, Business Combinations Topic 805: Clarifying the Definition of a Business)

Issued by FASB in January 2017, this ASU provides that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a “business”, thus reducing the number of transactions that need further evaluation for business combination.   This becomes effective for the Company on January 1, 2018.   We do not expect the ASU 2017-01 to have a material impact to us currently.

❖	ASUs Effective 2019 and Beyond
•	New Lease Accounting Model (ASU 2016-02, Leases: Topic 842)

This new guidance, which becomes effective for us by January 1, 2019, establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of this new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material since a majority of our operating cinemas are leased.  We have developed an implementation plan. Significant implementation matters that we are addressing includes (i) assessment of lease population, (ii) determination of appropriate discount rate to use and (ii) assessment of renewal options to include in the initial lease term. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to the recognition of new ROU assets and lease liabilities on its balance sheet for cinemas currently subject to operating leases.

•	Goodwill Impairment Simplification (ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment)

Issued by FASB in January 2017, this new guidance removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. The new guidance is effective for the Company on January 1, 2020, including interim periods within the year of adoption.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We do not anticipate the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2017:

(Dollars in thousands, except share and per share data)	2017	2016	2015
Numerator:
Net income attributable to RDI common stockholders	$30,999	$9,403	$23,110
Denominator:
Weighted average shares of common stock – basic	23,041,190	23,320,048	23,293,696
Weighted average dilutive impact of stock-based awards	206,779	201,109	201,922
Weighted average shares of common stock – diluted	23,247,969	23,521,157	23,495,618
Basic EPS attributable to RDI common stockholders	$1.35	$0.40	$0.99
Diluted EPS attributable to RDI common stockholders	$1.33	$0.40	$0.98
Awards excluded from diluted EPS	149,841	92,500	--

NOTE 4 – REAL ESTATE TRANSACTIONS

Discussed below are the real estate transactions impacting the presentation in our consolidated balance sheets as of December 31, 2017 and 2016, and the profitability determination in our consolidated statements of income for the three years ended December 31, 2017:

Real Estate Sales

Landholding in Burwood, Australia (Initiated 2015, Settled 2017)

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia, “Frasers”) for a purchase price of $50.6 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014, $16.6 million (AU$ 21.8 million) on June 19, 2017 and final settlement on December 14, 2017 of $28.1 million (AU$36.6 million).

The final sale price was adjusted by $56,000 (AU$75,000) due to an early settlement agreed between both parties. The final transaction gain is determined as follows:

(Dollars in thousands)	In AU$
Selling price	$64,925
Less: Property book value	(52,108)
Total transaction gain, gross	12,817
Less: Direct costs incurred(1)	(439)
Total transaction gain, net	$12,378

(1) Represents commissions and legal expenses incurred in connection with this transaction.

Landholding in Moonee Ponds, Australia (Initiated 2013, Settled 2015)

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

Doheny Condo, Los Angeles (Initiated and Settled 2015)

On February 25, 2015, we sold our Los Angeles Condo for $3.0 million resulting in a $2.8 million gain on sale.

Properties in Taupo, New Zealand (Initiated 2015, Settled 2016)

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

Real Estate Acquisitions

New Corporate Headquarters Building, Los Angeles (Asset Acquisition, 2016)

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

Building & Landholding in Newmarket, Australia (Asset Acquisition, 2015)

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

Cannon Park ETC in Queensland, Australia (Business Combination, 2015)

On December 23, 2015, we completed a 100% acquisition of two adjoining properties in Townsville, Australia for a total of $24.1 million (AU$33.4 million) in cash. The properties are located approximately 6 miles from downtown Townsville, the fourth largest city in Queensland, Australia. The total gross leasable area of the two adjoining properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet. The Cannon Park City Centre is anchored by Reading Cinemas, which is operated by Reading International’s 75% owned subsidiary, Australia Country Cinemas, and has three mini-major tenants and ten specialty family oriented restaurant tenants. The Cannon Park Discount Centre is anchored by Kingpin Bowling and supported by four other retailers. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets.

The acquired assets consist primarily of the land and buildings, which, at the time of acquisition, was approximately 98% leased to existing tenants. Tenancies ranged from having 9 months to 8 years left to run on their leases at the time of purchase.

We have concluded the acquired assets constitute a “business” and we accounted this as a business combination.  During the quarter ended September 30, 2016, the Company finalized the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on its estimates of their fair values on the acquisition date. The acquired value components of this real estate acquisition included both tangible and intangible assets.  The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.  The estimates and assumptions include projected timing and amount of future cash flows and discount rates reflecting the risk inherent in the future cash flows.  Typical of a real estate acquisition, there was no goodwill recorded as the purchase price did not exceed the fair value estimates of the net acquired assets.

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

The revenue and earnings from this acquisition, since the acquisition date as included in the consolidated statement of operations for the year ended December 31, 2015, were not significant. Based on the available information provided to us and after exhausting significant efforts to satisfy the pro-forma disclosure requirements assuming the business acquisition happened at the beginning of the year, the Company concluded it to be impracticable to determine and disclose the full-year pro forma combined revenue and earnings for 2015.

NOTE 5 – PROPERTIES AND EQUIPMENTS

Operating Property, Net

Property associated with our operating activities is summarized as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Land	$76,457	$73,803
Building and improvements	153,232	122,863
Leasehold improvements	48,481	46,902
Fixtures and equipment	145,033	118,180
Construction-in-progress	26,000	11,517
Total cost	449,203	373,265
Less: accumulated depreciation	(184,479)	(161,379)
Operating Properties, net	$264,724	$211,886

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Building and improvements
Gross balance	$71,749	$33,879
Accumulated depreciation	17,585	9,982
Net Book Value	$54,164	$23,897

Depreciation expense for operating property was $14.0 million, $15.1 million, and $13.6 million for the year ended December 31, 2017, 2016 and 2015, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Land	$25,025	$24,616
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	34,329	17,171
Investment and development property, net	$61,254	$43,687

For the year ended December 31, 2017 and 2016, we capitalized interest charges of $1.2 million and $297,000 pertaining to our on-going development projects.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.  The table below summarizes our active investment holdings in two unconsolidated joint ventures:

(Dollars in thousands)	Interest	December 31, 2017	December 31, 2016
Mt. Gravatt	33.3%	$4,118	$3,874
Rialto Cinemas	50.0%	1,186	1,197
Total Joint Ventures		$5,304	$5,071

Our recorded share of equity earnings from our investments in unconsolidated joint ventures are as follows:

(Dollars in thousands)	2017	2016	2015
Mt. Gravatt	$726	$805	$1,046
Rialto Cinemas	89	194	136
Rialto Distribution	--	--	22
Total equity earnings	$815	$999	$1,204

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a sixteen-screen multiplex cinema in Australia.

Rialto Cinemas

We own an undivided 50.0% interest in the assets and liabilities of the Rialto Entertainment joint venture that owns and operates two (2) movie theaters, with 13 screens in New Zealand.

Rialto Distribution

During 2017, this investment was transferred to our previous business partners.  We paid an amount lower than the accrual we had taken for our debt obligation in the joint venture.  Consequently, we recognized a gain of $15,000 (NZ$21,000) during the quarter ended June 30, 2017.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2016	$14,491	$5,224	$19,715
Foreign currency translation adjustment	113	--	113
Balance at December 31, 2016	$14,604	$5,224	$19,828
Foreign currency translation adjustment	448	--	448
Balance at December 31, 2017	$15,052	$5,224	$20,276

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2017.  The assessment results indicated that there is no impairment to our goodwill as of December 31, 2017.

The tables below summarize intangible assets other than goodwill:

	December 31, 2017
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,860	$7,254	$1,139	$37,253
Less: Accumulated amortization	(23,292)	(4,936)	(483)	(28,711)
Net intangible assets other than goodwill	$5,568	$2,318	$656	$8,542

	December 31, 2016
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,671	$7,254	$1,084	$37,009
Less: Accumulated amortization	(21,870)	(4,634)	(468)	(26,972)
Net intangible assets other than goodwill	$6,801	$2,620	$616	$10,037

We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and other intangible assets over its estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $421,000 and $389,000 as of December 31, 2017 and 2016).  For the years ended December 31, 2017, 2016, and 2015, our amortization expense was $1.7 million, $1.9 million, and $1.7 million, respectively.

As of December 31, 2017, the estimated amortization expense for our amortizable intangibles, in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2018	$1,691
2019	1,270
2020	809
2021	802
2022	802
Thereafter	2,747
Total future amortization expense	$8,121

NOTE 8 – PREPAID AND OTHER ASSETS

Prepaid and other assets are summarized as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Prepaid and other current assets
Prepaid expenses	$1,625	$981
Prepaid taxes	653	1,622
Income taxes receivable	1,686	1,476
Prepaid rent	1,055	1,237
Deposits	243	404
Restricted cash	17	17
Investments in marketable securities	46	50
Total prepaid and other current assets	$5,325	$5,787
Other non-current assets
Recoverable asset(1)	$--	$9,480
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Interest rate cap at fair value	--	1
Straight-line rent asset	2,564	2,457
Long-term deposits	7	39
Total non-current assets	$4,543	$13,949

(1)	Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further discussion on this item.

NOTE 9 - INCOME TAXES

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  The Tax Act significantly changed the U.S. corporate income tax law by lowering the statutory corporate tax rate from 35% to 21%, imposing a one-time mandatory repatriation tax on earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. tax.  We have not completed our determination of the implications of the Tax Act.  However, we have reasonably estimated the impact of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017, pursuant to the guidance of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.  We recorded income tax expense for the impact of the Tax Act of approximately $13.0 million.  This net amount is primarily comprised of $8.3 million from re-measurement of federal net deferred tax assets resulting from the reduction in the U.S. statutory corporate tax rate and a provisional amount of $4.7 million from the one-time mandatory repatriation tax on deferred earnings of our foreign subsidiaries.  As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department and the IRS, we may make adjustments to the provisional amount. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

Income before income taxes includes the following:

(Dollars in thousands)	2017	2016	2015
United States	$(5,143)	$(1,886)	$3,826
Foreign	38,675	14,324	23,149
Income before income taxes and equity earnings of unconsolidated joint ventures	$33,532	$12,438	$26,975
Equity earnings of unconsolidated joint ventures:
United States	--	--	--
Foreign	815	999	1,204
Income before income taxes	$34,347	$13,437	$28,179

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2017	2016	2015
Current income tax expense (benefit)
Federal (1)	$(7,846)	$2,982	$481
State	775	675	516
Foreign	7,079	4,685	3,120
Total	8	8,342	4,117
Deferred income tax expense (benefit)
Federal	3,654	(4,197)	612
State	(2,351)	(422)	(940)
Foreign	2,026	297	1,359
Total	3,329	(4,322)	1,031
Total income tax expense	$3,337	$4,020	$5,148

(1)	The 2017 amount includes a federal tax benefit of $7,785 related to changes in unrecognized tax benefits and related interest.

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31, 2017 (1)	December 31, 2016
Deferred Tax Assets:
Net operating loss carry-forwards	$8,579	$11,940
Alternative minimum tax credit carry-forwards	939	1,690
Compensation and employee benefits	4,146	6,221
Deferred revenue	2,500	5,486
Accrued expenses	6,178	7,134
Accrued taxes	2,440	3,381
Land and property	8,457	12,857
Other	107	995
Total Deferred Tax Assets	33,346	49,704
Deferred Tax Liabilities:
Intangibles	(1,087)	(1,482)
Cancellation of indebtedness	(481)	(1,559)
Notes receivable	--	(7,403)
Total Deferred Tax Liabilities	(1,568)	(10,444)
Net deferred tax assets before valuation allowance	31,778	39,260
Valuation allowance	(6,870)	(10,593)
Net deferred tax asset	$24,908	$28,667

(1)

We recorded an adjustment to our federal deferred income tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting from the Tax Act.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Because there are more negative evidences for New Zealand and certain U.S. state carryforwards as of December 31, 2017, we recorded a valuation allowance of $6.9 million.

As of December 31, 2017, we had the following carry-forwards:

•	approximately $939,000 in U.S. alternative minimum tax credit carry-forwards with no expiration date and are refundable beginning tax year 2018;
•	approximately $8.4 million in available New Zealand loss carry-forwards with no expiration date;
•	approximately $43.7 million in New York state loss carryforwards expiring in 2034; and,
•	approximately $43.8 million in New York city loss carryforwards expiring in 2034.

In 2017 we liquidated a non-operating foreign subsidiary resulting in a reversal of approximately $7.6 million in deferred tax liability and $7.8 million in withholding tax reserves.

We expect no substantial limitations on the future use of U.S. or foreign loss carry-forwards.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2017	2016	2015
Expected tax provision	$12,022	$4,566	$9,581
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	(2,153)	(648)	(654)
Change in valuation allowance	(905)	129	1,531
State and local tax provision	(541)	307	1,133
Prior year adjustments	(79)	(954)	(514)
Unrecognized tax benefits	(8,498)	262	946
Advance to Overseas Subsidiary	(7,620)	--	--
Impact of Tax Act	13,018	--	--
Non-taxable insurance proceeds	(1,871)	--	--
Indefinite reinvestment assertion	--	--	(3,089)
State rate and law change	--	--	(3,635)
Other	(36)	358	(151)
Actual tax provision	$3,337	$4,020	$5,148

The undistributed earnings of the Company's Australian subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Due to the enactment of the Tax Act, future repatriations of foreign earnings will generally not be subject to U.S. federal taxation but may incur state taxes.  At December 31, 2017, we have not changed our indefinite reinvestment decision as a result of the Tax Act but will reassess this decision during the course of 2018 as we continue to consider the impact of the Tax Act.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2017, 2016, and 2015:

(Dollars in thousands)	2017	2016	2015
Unrecognized tax benefits – gross beginning balance	$11,480	$11,022	$3,760
Gross increase (decrease) - prior year tax positions	(7,905)	133	6,679
Gross increase (decrease) - current period tax positions	--	325	583
Settlements	(452)	--	--
Unrecognized tax benefits – gross ending balance	$3,123	$11,480	$11,022

As of December 31, 2017 and 2016, if recognized, $3.1 million and $9.9 million respectively, of the unrecognized tax benefits would impact the Company’s effective tax rate.

We record interest and penalties related to income tax matters as part of income tax expense. During the year ended December 31, 2016, we recorded an increase to tax interest of $0.4 million, resulting in a total $8.9 million in interest. During the year ended December 31, 2017, we recorded an increase to tax interest of $203,000, resulting in a total $9.1 million in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2017, revaluation of current uncertain tax positions, and expiring statutes of limitations.

Generally, changes to our federal and most state income tax returns for the calendar year 2013 and earlier are barred by statutes of limitations. Certain U.S. subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us. These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years. Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 12 – Commitments and Contingencies.

As of December 31, 2017, federal income tax returns for 2014 and after are open for examination, with the 2015 return being currently under examination. California worldwide unitary income tax returns for 2013 and after are open for examination, but an examination of 2013 through 2015 has been completed, awaiting a final assessment notice. Income tax returns filed in Puerto Rico for 2013 and after are open for examination. Australia income tax returns for calendar years 2012 and after are open for examination, with 2014 and 2015 currently under risk review. New Zealand income tax returns for calendar year 2009 and after were under examination as of December 31, 2017, with no other New Zealand returns being open for examination.

NOTE 10 – BORROWINGS

The Company’s borrowings at December 31, 2017 and 2016, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2017
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,554	5.38%	5.38%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	31,000	31,000	4.57%	4.57%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	-	--	4.57%	4.57%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,500	19,500	19,105	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	7,470	4.13%	4.13%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	9,719	9,719	9,582	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	8,000	5,033	5.81%	5.81%
Denominated in foreign currency ("FC")(2)
NAB Corporate Loan Facility (AU)	June 30, 2019	51,970	30,869	30,781	3.66%	3.66%
Westpac Bank Corporate (general/non-construction) Credit Facility (NZ)	December 31, 2019	24,850	--	--	3.70%	3.70%
Westpac Bank Corporate (construction) Credit Facility (NZ)	December 31, 2019	12,780	--	--	3.70%	3.70%
Total		$271,732	$134,501	$130,525

(1) Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of December 31, 2017.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2017.

(3) Net of deferred financing costs amounting to $4.0 million.

(4) In June 2017 we received $1.5M in additional financing on our new U.S. Corporate Headquarters with Citizens Asset Finance, Inc. due to the reappraisal of the property.

	As of December 31, 2016
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,340	4.89%	5.20%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	39,950	39,759	3.27%	3.90%
Bank of America Line of Credit (USA)	October 31, 2017	5,000	--	--	3.77%	3.77%
Cinema 1, 2, 3 Term Loan (USA)(4)	September 1, 2019	19,901	19,901	19,356	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,398	3.38%	3.38%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	8,363	8,363	8,239	4.64%	4.64%
Union Square Construction Financing (USA)(4)	December 29, 2019	57,500	8,000	4,751	4.52%	4.52%
Denominated in FC (2)
NAB Corporate Loan Facility (AU)	June 30, 2019	48,080	28,558	28,421	2.64%	2.64%
Westpac Bank Corporate Credit Facility (NZ)	March 31, 2018	36,877	8,350	8,350	3.80%	3.80%
Total		$266,134	$148,535	$143,614

(1) Effective interest rate includes the impact of interest rate derivatives hedging the interest rate risk associated with Trust Preferred Securities and Bank of America Credit Facility that were outstanding as of December 31, 2016.

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollar based on exchange rates as of December 31, 2016.

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

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	Dollars in thousands
Balance Sheet Caption	December 31, 2017	December 31, 2016
Debt - current portion	$8,109	$567
Debt - long-term portion	94,862	115,707
Subordinated debt	27,554	27,340
Total borrowings	$130,525	$143,614

Debt denominated in USD

Trust Preferred Securities (“TPS”)

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust over which we have significant influence, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheets.  Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to re-fix the rate at the current market rate at that time. There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full. We may pay off the debt after the first five years at 100% of the principal amount without any penalty. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt. The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level. However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a payment of $270,000 in December 2014. The covenant wavier expired January 1, 2018 so covenant compliance will begin starting with Q1 2018.

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

During the three years ended December 31, 2017, we paid $1.4 million in each year in preferred dividends to unrelated investors that are included in interest expense. At December 31, 2017 and 2016, we had preferred dividends payable of $250,000 and $184,000, respectively.  Interest payments for this loan are required every three months.

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

Minetta and Orpheum Theatres Term Loan

In May 2013, we refinanced our Liberty Theaters loan with a $7.5 million loan, secured by our Minetta and Orpheum theatres, thus releasing the Royal George Theatre from the security and leaving it unencumbered. This new loan has a maturity date of June 1, 2018, and an interest rate of 2.75% above LIBOR. We are currently working on a long term renewal with the current lender Santander.

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

Presented in the table below is the breakdown of the Union Square construction financing as of December 31, 2017:

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

Debt denominated in foreign currencies

Australian NAB Corporate Loan Facility

On December 23, 2015, we amended our Reading Entertainment Australia Term Loan and Corporate Credit Facility with National Australia Bank (“NAB”), from a three-tiered facility comprised of (1) the Bank Bill Discount Facility with a limit of AU$61.3 million, an interest rate of 2.35% above the Bank Bill Swap Bid Rate (BBSY), and amortization at AU$2.0 million per year; (2) the Bill Discount Facility – Revolving with a limit of AU$10.0 million and an interest rate of 1.50% above the BBSY on any undrawn portion; and (3) the Bank Guarantee Facility with a facility limit of AU$5.0 million, into a $48.1 million (AU$66.5 million) Revolving Corporate Markets Loan facility. The new facility has an interest rate of 0.95% above BBSY on any outstanding borrowings and an unchanged maturity date of June 30, 2019.  In addition, we will incur a facility fee of 0.95% per annum.  We also have a $3.6 million (AU$5.0 million) Bank Guarantee facility at a rate of 1.90% per annum. The modifications of this particular term loan were not considered to be substantial under US GAAP.

New Zealand Westpac Bank Corporate Credit Facility

On December 15, 2017, we extended the maturity of the 1st tranche (general/non-construction credit line) of our Westpac Corporate Credit Facility to December 31, 2019. Prior to this on April 26, 2017, we extended the maturity of our entire Westpac Corporate Credit Facility, $37.6 million (NZ$53.0 million) to December 31, 2018, from March 31, 2018.  We are currently working on a longer-term renewal of our Westpac Corporate Credit Facility which will replace the existing facility.

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

As of December 31, 2017, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2018	$8,139
2019	89,190
2020	248
2021	258
2022	270
Thereafter	36,400
Total future principal debt payments	$134,505

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represents a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

NOTE 11 – PENSION AND OTHER LIABILITIES

Other liabilities including pension are summarized as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Current liabilities
Liability for demolition and remediation costs(1)	$2,781	$5,914
Lease liability(2)	5,900	5,900
Accrued pension(3)	2,907	2,223
Security deposit payable	91	77
Other	--	17
Other current liabilities	$11,679	$14,131
Other liabilities
Straight-line rent liability	$13,444	$12,413
Accrued pension(3)	5,228	5,732
Lease make-good provision	5,648	5,146
Environmental reserve	1,656	1,656
Interest rate swap	--	58
Deferred Revenue - Real Estate	18	4,398
Acquired leases	186	267
Other	469	495
Other liabilities	$26,649	$30,165

(1) Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for details on the estimation of the demolition costs for our Courtenay Central parking structure.

(2) Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema. See below for more information.

(3) Represents the pension liability associated with the Supplemental Executive Retirement Plan explained below.

Lease Liability - Village East Purchase Option

Our Village East lease includes a call option pursuant to which we may purchase the cinema ground lease for $5.9 million at the end of the lease term in June 2020.  Additionally, our lease has a put option pursuant to which SHC may require our Company to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each. Because our late Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $5.9 million presented under other liabilities which accreted up to the $5.9 million liability through July 1, 2013 (see Note 18 – Related Parties).  As the put option has been exercisable by SHC since July 1, 2013, the lease liability has been classified as part of other current liabilities.

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

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $8.1 million and $8.0 million as of December 31, 2017 and 2016, respectively.  The benefits of our pension plans are fully vested and therefore no service costs were recognized 2016 and 2015.  Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Benefit obligation at January 1	$7,955	$7,775
Interest cost	180	180
Actuarial gain	--	--
Benefit obligation at December 31	$8,135	$7,955
Funded status at December 31	$(8,135)	$(7,955)

Amounts recognized in the balance sheet consists of:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Current liabilities	$2,907	$2,223
Other liabilities - Non current	5,228	5,732
Total pension liability	$8,135	$7,955

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Net periodic benefit cost
Interest cost	$180	$180
Amortization of prior service costs	--	--
Amortization of net actuarial gain	127	129
Net periodic benefit cost	$307	$309
Items recognized in other comprehensive income
Net loss	$--	$--
Amortization of prior service cost	--	--
Amortization of net loss	(127)	(129)
Total recognized in other comprehensive income	$(127)	$(129)
Total recognized in net periodic benefit cost and other comprehensive income	$180	$180

Items not yet recognized as a component of net periodic pension cost consist of the following:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Unamortized actuarial loss	$2,592	$2,719
Accumulated other comprehensive loss	$2,592	$2,719

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2017:

(Dollars in thousands)	Estimated Future Pension Payments
2018	$2,907
2019	684
2020	684
2021	684
2022	684
Thereafter	2,492
Total pension payments	$8,135

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

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2017	As of and for the year ended December 31, 2016
Lease make-good provision, at January 1	$5,146	$5,228
Liabilities incurred during the year	--	35
Liabilities settled during the year	--	(365)
Accretion expense	282	262
Effect of changes in foreign currency	220	(14)
Lease make-good provision, at December 31	$5,648	$5,146

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The foregoing table identifies our known commitments and contingencies as of December 31, 2017:

Categories	Nature; Company Policy on Recognition and/or Disclosure(2)	Discussion Reference
COMMITMENTS
• Lease commitments(1)	Off-balance sheet disclosures relating to future minimum lease payments, mostly related to our operating cinemas on leased-facility model.	Refer to Note 17 - Leases
CONTINGENCIES
• Insurance gain contingencies and derivative loss contingencies on demolition costs relating to recent earthquake incident

Gain contingencies relating to an insurance claim is recognized once collectability is probable; related loss contingencies is recognized when there is probable likelihood of incurrence and amount is reasonably estimable.

Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses Recoverable due to Earthquake.
• Other Litigation matters, notably Derivative Litigation involving James J. Cotter Jr.	Similar policies for gain and loss contingencies as noted above.	Refer below for further discussion.

(1) Starting January 1, 2019, lease commitments relating to our operating cinema leases will be brought forward to our Consolidated Balance Sheet, as required by the new lease accounting model.

(2) Consistent with our accounting policy for loss and gain contingencies discussed in Note 2 – Summary of Significant Accounting Policies and further discussed in more details below.

Litigation Matters

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims, including legal costs.

•

Where we are the plaintiffs, we accrue legal fees as incurred on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is usually entitled to recover its attorneys’ fees, which recoveries typically work out to be approximately 60% of the amounts actually spent where first-class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

•

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

All of these matters require significant judgments based on the facts known to us. These judgments are inherently uncertain and can change significantly when additional facts become known. We provide accruals for matters that have probable likelihood of occurrence and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds are received by us.  However, we typically make no accruals for potential costs of defense, as such amounts are inherently uncertain and dependent upon the scope, extent and aggressiveness of the activities of the applicable plaintiff.

Environmental and Asbestos Claims on Reading Legacy Operations

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

From time-to-time, there are claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance providers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second-hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) examined the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997. CRG was a stand-alone entity in the year of audit but is now a wholly-owned subsidiary of the Company. In Tax Court, CRG and the IRS agreed to compromise the claims made by the IRS against CRG, and the court order was entered on January 6, 2011.  As of December 31, 2017, the remaining federal tax obligation was $2.8 million. For additional information, see Note 9 – Income Taxes.

Cotter Jr. Related Litigation Matters (including legal costs coverage)

The following table provides a list of legal matters and current status relating to James J. Cotter, Jr’s (“Cotter, Jr.”) employment termination, Mr. Cotter, Jr.’s subsequent derivative action brought against the Company and all of our Directors alleging, among other things, that such termination violated the fiduciary duties of such Directors, and Mr. Cotter, Jr.’s efforts to cause a change of control of the Company, with detailed discussions follow:

Description	Plaintiff	Filed with	Current Status
James J. Cotter, Jr. Legal Cases (collectively “Cotter, Jr. Derivative Actions”)

• Cotter, Jr. Derivative Litigation against all Directors on matters other than the handling by the Directors of the Patton Vision Unsolicited Indication of Interest	Cotter, Jr.	Nevada District Court

Claims against Directors Judy Codding, William Gould, Edward L. Kane, Douglas McEachern and Michael Wrotniak were dismissed on December 29, 2017; court trial for the remaining claim (Cotter vs. Cotter) was postponed at Cotter, Jr.’s request.  No new trial date has been set, and it is anticipated that various summary judgment motions being brought by the Company and the Defendant Directors will be heard before the case is tried.

• Cotter, Jr. Derivative Litigation against all Directors re handling by the Directors of unsolicited indication of interest by Patton Vision, LLC.	Cotter, Jr.	Nevada District Court	Dismissed as to all Directors on December 29, 2017.
• Direct Case against the Company seeking reimbursement and advancement of attorney’s fees incurred with respect to the Employment Arbitration	Cotter, Jr.	Nevada District Court	Summary judgment entered in favor of the Company on October 3, 2016.
• Employment Arbitration	Cotter, Jr.	American Arbitration Association	In Discovery Phase: hearing anticipated in October, 2018.
• T2 Partners Derivative Complaint	T2 Partners Management	Nevada District Court	Settled on October 6, 2016, without the payment of any monetary consideration or any reimbursement of attorneys fees.

James J. Cotter, Jr., Litigation Matters.

The James J. Cotter, Jr. Derivative Litigation:  On June 12, 2015, the Board of Directors terminated James J. Cotter, Jr. as the President and Chief Executive Officer of our Company.  That same day, Mr. Cotter, Jr. filed a lawsuit, styled as both an individual and a derivative action, and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V, Dept. XI, against our Company and each of our then sitting Directors (Ellen Cotter, Margaret Cotter, Guy Adams, William Gould, Edward Kane, Douglas McEachern, and Tim Storey) in the Eighth Judicial District Court of the State of Nevada for Clark County (the “Nevada District Court”).   Since that date, our Company has been engaged in ongoing litigation with Mr. Cotter, Jr. with respect to his claims against our Directors. Mr. Cotter, Jr. has over this period of time twice amended his complaint, removing his individual claims and withdrawing his claims against Tim Storey (but reserving the right to reinstitute such claims), adding claims relating to actions taken by our Board since the filing of his original complaint and adding as defendants two of our directors who were not on our Board at the time of his termination:  Judy Codding and Michael Wrotniak.  Mr. Cotter, Jr.’s lawsuit, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Action” and his complaint, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Complaint.”  The defendant directors named in the Cotter Jr. Derivative Complaint, from time to time, are referred to herein as the “Defendant Directors.”

The Cotter Jr. Derivative Complaint alleges among other things, that the Defendant Directors breached their fiduciary duties to the Company by terminating  Mr. Cotter, Jr. as President and Chief Executive Officer,  continuing to make use of the Executive Committee that has been in place for more than the past ten years (but which no longer includes Mr. Cotter, Jr. as a member), making allegedly potentially misleading statements in our Company’s press releases and filings with the SEC, paying certain compensation to Ellen Cotter, allowing the Cotter Estate to make use of Class A Stock to pay for the exercise of certain long outstanding stock options to acquire 100,000 shares of Class B Stock (the “Cotter Estate Stock Options”) held of record by the Cotter Estate and determined by the Nevada District Court to be assets of the Cotter Estate, and allowing Ellen Cotter and Margaret Cotter to vote the 100,000 shares of Class B Stock issued upon the exercise of such options, appointing Ellen Cotter as President and Chief Executive Officer, appointing Margaret Cotter as Executive Vice President-Real Estate Management and Development-NYC, and the way in which the Board handled an unsolicited indication of interest made by a third party to acquire all of the stock of our Company. In the lawsuit, Mr. Cotter, Jr. seeks reinstatement as President and Chief Executive Officer, a declaration that Ellen Cotter and Margaret Cotter may not vote the above referenced 100,000 shares of Class B Stock, and alleges as damages fluctuations in the price for our Company’s shares after the announcement of his termination as President and Chief Executive Officer and certain unspecified damages to our Company’s reputation.

On December 29, 2017, the Nevada District Court entered its final order memorializing its determination on December 11, 2017 that Mr. Cotter, Jr., had failed to raise any genuine issue of material fact relating to the disinterestedness and/or independence of Directors Codding, Gould, Kane, McEachern and Wrotniak (the “Dismissed Directors”), and dismissing with prejudice all claims against them. Mr. Cotter, Jr., has appealed this final order to the Nevada Supreme Court. In that same final order, the Nevada District Court also memorialized its dismissal of all claims based upon what the Defendant’ Directors action in regard to what Mr. Cotter, Jr., characterize as an “offer” by Patton Vision, LLC (“Patton Vision”), to purchase all of the outstanding stock of our Company.  The Nevada District Court ruled that Mr. Cotter, Jr., had failed “to show damages relating to an unenforceable, unsolicited, nonbinding offer.”  Mr. Cotter, Jr., has appealed to the Nevada Supreme Court the dismissal with prejudice of the Dismissed Directors.  The Defendant Directors have taken advantage of the appeal by Mr. Cotter, Jr., to appeal certain other ruling by the Nevada District Court pertaining to other motions for summary judgement brought by the Defendant Directors.

Also on December 29, 2017, the Board of Directors, by votes of 5 to 1 with 3 directors abstaining, voted to ratify the decision made by the Board of Directors on June 12, 2017, to terminate Mr. Cotter, Jr., as our Company’s President and Chief Executive Officer and to ratify the decision made by the Board’s Compensation and Stock Options Committee on September 21, 2015, to permit the Estate of James J. Cotter, Sr., to use shares of Class A Common Stock to exercise the Cotter Estate Stock Options.  Voting in favor of the ratification motions were directors Codding, Gould, Kane, McEachern and Wrotniak.  Voting against ratification was Mr. Cotter, Jr.   Abstaining were directors Guy Adams, Ellen Cotter and Margaret Cotter.

The trial of the remaining issues in the case against the remaining defendants in that case, which was scheduled to begin on January 8, 2018, has been continued by the Nevada District Court at the request of Mr. Cotter, Jr.   Mr. Cotter, Jr.’s request for a continuance was brought before the Nevada District Court on Monday, January 8, 2018, and came as a surprise to our Company and the Defendant Directors since Plaintiff counsel had advised the Nevada District Court as late as the afternoon of Friday, January 5, 2018, that Mr. Cotter, Jr. was prepared to begin jury selection that following Monday.    Mr. Cotter, Jr.’s motion request for a continuance was  based on an asserted medical condition (the nature of which has not been disclosed to our Company or the Defendant Directors).  No new trial date has been set.

In the meantime, the Nevada District Court has granted the Defendant Directors and the Company leave to file renewed motions for summary judgment arising out of the Nevada District Court’s dismissal of the Dismissed Directors, including a motion based on the fact that Mr. Cotter, Jr.’s claims regarding his termination and the exercise of the Cotter Estate Stock Options have since been ratified by the Dismissed Directors. The Nevada District Court has granted limited discovery regarding the summary judgment motion based upon ratification.   The Company expects that these renewed motions for summary judgment will be filed in April 2018, and the next status conference with the Nevada District Court has been set for April 6, 2018.

The James J. Cotter, Jr., Employment Arbitration:  In addition, our Company is in arbitration with Mr. Cotter, Jr.  (Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015) (the “Cotter Jr. Employment Arbitration”) seeking declaratory relief and defending claims asserted by Mr. Cotter, Jr.  On January 20, 2017, Mr. Cotter Jr. filed a First Amended Counter-Complaint which includes claims of breach of contract, contractual indemnification, retaliation, wrongful termination in violation of California Labor Code § 1102.5, wrongful discharge, and violations of California Code of Procedure § 1060 based on allegations of unlawful and unfair conduct. Mr. Cotter, Jr. seeks compensatory damages estimated by his counsel at more than $1.2 million, plus unquantified special and punitive damages, penalties, interest and attorney’s fees.  On April 9, 2017, the Arbitrator granted without leave to amend the Company’s motion to dismiss Mr. Cotter, Jr.’s claims for retaliation, violation of labor code §1102.5 and wrongful discharge in violation of public policy.  The Cotter Jr. Employment Arbitration is in the discovery phase.

The James J. Cotter, Jr., Fee Reimbursement Litigation:  Mr. Cotter, Jr. also brought a direct action in the Nevada District Court (James J. Cotter, Jr. v. Reading International, Inc., a Nevada corporation; Does 1-100 and Roe Entities, 1-100, inclusive, Case No. A-16-735305-B) seeking advancement of attorney’s fees incurred in the Cotter Jr. Employment Arbitration.   Summary judgment was entered against Mr. Cotter, Jr. with respect to that direct action on October 3, 2016.

The T2 Derivative Litigation:  For a period of approximately 12 months, between August 6, 2015 and August 4, 2016, our Company and our directors other than Mr. Cotter, Jr. were subject to a derivative lawsuit  filed in the Nevada District Court captioned T2 Partners Management, LP, a Delaware limited partnership, doing business as Kase Capital Management; T2 Accredited Fund, LP, a Delaware limited partnership, doing business as Kase Fund; T2 Qualified Fund, LP, a Delaware limited partnership, doing business as Kase Qualified Fund; Tilson Offshore Fund, Ltd, a Cayman Islands exempted company; T2 Partners Management I, LLC, a Delaware limited liability company, doing business as Kase Management; T2 Partners Management Group, LLC, a Delaware limited liability company, doing business as Kase Group; JMG Capital Management, LLC, a Delaware limited liability company, Pacific Capital Management, LLC, a Delaware limited liability company (the “T2 Plaintiffs”), derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, Ellen Cotter, Guy Adams, Edward Kane, Douglas McEachern, Timothy Storey, William Gould and Does 1 through 100, inclusive, as defendants, and, Reading International, Inc., a Nevada corporation, as Nominal Defendant.  That complaint was subsequently amended (as amended the “T2 Derivative Complaint”) to add as defendants Directors Judy Codding and Michael Wrotniak (collectively with the directors initially named the “T2 Defendant Directors”) and S. Craig Tompkins, our Company’s legal counsel (collectively with the T2 Defendant Directors, the “T2 Defendants”).    The T2 Derivative Action was settled pursuant to a Settlement Agreement between the parties dated August 4, 2016, which as modified was approved by the Nevada District Court on October 6, 2016.   The District Court’s Order provided for the dismissal with prejudice of all claims contained in the T2 Plaintiffs’ First Amended Complaint and provide that each side would be responsible for its own attorneys’ fees.

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

The Cotter Trust Litigation:

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

Since the death of Mr. Cotter, Sr., disputes have arisen among Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter concerning the voting control and disposition of those shares.   At the present time, Mr. Cotter, Jr., is seeking the in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”), in the case captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755) (the “Trust Case”) the appointment of a trustee ad litem to market and potentially sell a controlling interest in our Company.   In light of our Board’s determination that it would be in the  best interests of our Company and our stockholders generally to continue to pursue our Company’s business plan, and not to sell the Company at this time, the potential disruption to the achievement of that business plan and to the business and affairs of our Company generally if there were to be a change of control transaction at this time, the commitment of Ellen Cotter and Margaret Cotter to the pursuit and fulfilment of that business plan,  our Company has made filings in the California Superior Court opposing such an appointment of a trustee ad litem.

As of December 31, 2017, according to the books of the Company, the Living Trust established by Declaration of Trust dated June 5, 2013, by James J. Cotter, Sr. (the “Cotter Trust”), held of record 696,080 shares of our Class B Stock constituting approximately 41.4% of the voting power of our outstanding capital stock.  According to the books of the Company, the Cotter Estate as of that date held of record an additional 427,808 shares of Cass B Stock, constituting approximately 25.5% of the voting power of our outstanding capital stock. We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Cass B Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Trust.  We are further advised from the Cotter Filings that the Cotter Trust also provides for the establishment of a voting trust (the “Cotter Voting Trust”) which will eventually hold the Cass B Stock currently held by the Cotter Estate and the Cotter Trust.  At the present time, however, such Cass B Stock is held of record by the Cotter Trust and the Cotter Estate, respectively.

On December 22, 2014, the District Court of Clark County, Nevada, (the “Nevada District Court”) appointed Ellen Cotter and Margaret Cotter as co-executors of the Cotter Estate.  While no final ruling has been issued, the California Superior Court has, through the issuance of a Statement of Determination, in effect determined (subject to appeal) that Ellen Cotter and Margaret Cotter are the Co-Trustees of the Cotter Trust and that Margaret Cotter is the sole Trustee of the Voting Trust.  Accordingly, the Company believes that Ellen Cotter and Margaret Cotter as the Co-Trustees of the Cotter Trust have voting control over the shares held by the Cotter Trust and as the Co-Executors of the Cotter Estate have voting control over the shares held by the Cotter Estate (including the 100,000 shares of Cass B Stock acquired by the Cotter Estate through the exercise of the Cotter Estate Stock Options) and which collectively represent 66.9% of our Company’s Cass B Stock.  Taking into account Ellen Cotter and Margaret Cotter’s personal holdings of voting stock Ellen Cotter and Margaret Cotter have the power to vote Cass B Stock representing 71.9% of our Company’s outstanding voting power.  However, the California Superior Court’s ruling is subject to appeal, and no assurances can be given that Mr. Cotter, Jr., will not appeal the determination of the California Superior Court as to voting control over the Cass B Stock held by the Cotter Trust and/or the Voting Trust.

We understand from public filings made by Ellen Cotter and Margaret Cotter and public filings made by James J. Cotter, that James J. Cotter, Jr. is the first alternate trustee of the Voting Trust, in the event that Margaret Cotter is unable or unwilling to serve as trustee.

On February 8, 2017, James Cotter, Jr. filed in the Trust Case an Ex Parte Petition for Appointment of a trustee ad litem and of a guardian ad litem for the benefit of Cotter, Sr.’s, minor grandchildren (two of whom are the children of Margaret Cotter and three of whom are the children of James Cotter, Jr., and who are referred to herein as the “Cotter Grandchildren”).  Mr. Cotter, Jr., seeks the appointment of a trustee ad litem, to evaluate the non-binding indication of interest sent by Patton Vision, to the Trustees of the Cotter Trust to acquire the RDI shares held by the Cotter Trust at $18.50 per share (referred to in Mr. Cotter, Jr’s pleadings as the “Offer”) and to take reasonable steps to act on the “Offer” in the trustee’s sole discretion.  Specifically, Mr. Cotter Jr. sought an order “granting the trustee ad litem with full power, authority, and protections under the Cotter Trust and California trust law, as any other named trustee would have, to evaluate the Offer, conduct due diligence, negotiate with Patton Vision or any other potential offerors, and take all actions necessary or appropriate to consummate the sale of the Cotter Trust’s RDI shares, including but not limited to:

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

On February 14, 2018, the California Superior Court issued its Statement of Decision announcing its determination to appoint a temporary trustee ad litem (the “TTAL”) “with the narrow and specific authority to obtain offers to purchase the RDI stock in the voting trust, but not to exercise any other powers without court approval, specifically the sale of the company or any other powers possessed by the trustees.”    No TTAL has been appointed.  The California Superior Court has directed the parties to either agree upon a TTAL, or in the alternative to submit to the court three acceptable names.  No time line is specified in the Statement of Decision for the appointment of a TTAL or for the execution of such person’s charge to “obtain offers to purchase RDI stock in the voting trust.”   In so far as we are aware, based upon public filings and our internal records, at the present time the voting trust does not own any shares of RDI stock.   The shares which are anticipated to flow into the voting trust are, insofar as our Company is aware, currently owned by the Cotter Estate and the Cotter Trust.

The California Superior Court, in the Trust Case, has jurisdiction over the Cotter Trust, which as described in more detail above, currently owns 41.4% of our Class B Stock, and, at such time as the Cotter Estate is probated, may receive up to an additional 25.5% of our Class B Stock, has jurisdiction over a potentially controlling block of our voting power.  Should the California Superior Court order the sale of the Trusts’ Class B Stock and such sale be completed, then there may be a change of control of our Company, depending on, among other things, who the ultimate purchaser(s) of such shares might be, the number of shares of Class B Stock distributed by the Cotter Estate to the Cotter Trust, and whether the California Superior Court orders a sale of all or only some portion to the Class B Stock held by the Cotter Trust.

Costs of Litigation/Arbitration:  Our Company is and was legally obligated to cover the costs and expenses incurred by our Defendant Directors in defending the Cotter Jr. Derivative Action and the T2 Derivative Action.  Furthermore, although in a derivative action the stockholder plaintiff seeks only damages or other relief for the benefit of our Company, and not for the stockholder plaintiff’s individual benefit and, accordingly, although we are, at least in theory, only a nominal defendant, as a practical matter our Company has a direct interest in defending against Mr. Cotter’s claims and opposing the remedies he is seeking. Mr. Cotter, Jr. is, among other things, (a) seeking an order that our Board’s termination of Mr. Cotter, Jr. was ineffective and demanding, as a remedy, that he be reinstated as the President and Chief Executive Officer of our Company, (b) seeking an order limiting the use of our Board’s Executive Committee, and (c) asserting that our Company made has materially misleading statements in certain press releases and filings with the SEC.  Accordingly, our Company is also incurring, on its own account, significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer, its board committee structure, and the adequacy of those press releases and filings, in addition to its costs incurred in responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  Likewise, in connection with the T2 Derivative Action, our Company incurred substantial costs defending claims related to the defense of claims relating to the termination of Mr. Cotter, Jr., opposing his reinstatement, and defending the conduct of its annual meetings.  Cost incurred in the Cotter Jr. Employment Arbitration and in the defense of the Cotter Jr. Attorney’s fees case were direct costs of our Company.

The Directors and Officer’s Insurance Policy, in the amount of $10 million, being used to cover a portion of the costs of defending the Cotter Jr. Derivative Action, has been exhausted.  We are now covering the defense costs of the Defendant Directors, in addition to our own costs incurred in connection with the Cotter Jr. Derivative Action. In 2017, these out-of-pocket costs totaled approximately $4.0 million.   We believe that approximately $1.7 million of this amount was spent in the months of November and December, in anticipation that the case would in fact go to trial on or about January 8, 2018, and accordingly will have only marginal salvage value.

We have also incurred legal expense representing the interests of our Company in the Cotter Trust Litigation, opposing Mr. Cotter, Jr.’s Ex Parte Motion to seek a guardian ad litem to market stock potentially representing a controlling interest in our Company without the involvement of our Board of Directors and without any safeguards to protect the interests of non-controlling stockholders.

The Special Independent Committee.    On August 7, 2017, our Board  appointed a Special Independent Committee to, among other things, review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, responding to or relating to the Cotter  Jr. Derivative Action, the Cotter Jr. Employment Arbitration, the Cotter Trust Litigation, and any other litigation or arbitration matters involving any one or more of Ellen Cotter, Margaret Cotter, James J. Cotter, Jr., the Cotter Estate and/or the Cotter Trust.

The STOMP Arbitration

In April 2015, Liberty Theatres, LLC (“Liberty”), a wholly owned subsidiary of the Company, commenced an American Arbitration Association arbitration proceeding against The Stomp Company Limited Partnership (“Stomp”), the producer of the show STOMP, in response to Stomp’s purported termination of their license agreement with Liberty relating to such show.  STOMP has been playing at our Orpheum Theatre in New York City for 23 years and still continues to play to date.  Liberty sought specific performance, injunctive and declaratory relief and damages.  Stomp counterclaimed for unspecified damages, alleging that Liberty has interfered with the Stomp’s endeavors to move the show to another Off-Broadway theater. Stomp based its purported termination of the license agreement upon the alleged deficient condition of the Orpheum Theater.

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

In April 2016, we received a Final Award in our arbitration with Stomp.  The Final Award awards us $2.3 million in attorney’s fees and costs.  In September 2016, the parties agreed on the payment terms of the Final Award (“Payment Agreement”), on a basis that is intended to allow recovery by Liberty of the entire Final Award (plus interest at 4%), while at the same time allowing the show to continue playing at our Orpheum Theater. The total of $2.3 million plus interest has now been paid in full, final payment being received on March 5, 2018. STOMP continues to play at our Orpheum Theater.

NOTE 13 – NON-CONTROLLING INTERESTS

As of December 31, 2017, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

•	Australia Country Cinemas Pty Ltd. -- 25% non-controlling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•

Shadow View Land and Farming, LLC -- 50% non-controlling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) or the James J. Cotter Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC -- 25% non-controlling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of non-controlling interest are as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Australian Country Cinemas, Pty Ltd	$138	$264
Shadow View Land and Farming, LLC	2,127	1,980
Sutton Hill Properties, LLC	2,066	2,174
Non-controlling interests in consolidated subsidiaries	$4,331	$4,418

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2017	2016	2015
Australian Country Cinemas, Pty Ltd	$164	$140	$126
Shadow View Land and Farming, LLC	(45)	(58)	(77)
Sutton Hill Properties, LLC	(108)	(68)	(128)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$11	$14	$(79)

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

NOTE 14 – SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLANS

2010 Stock Incentive Plan

The Company may grant stock options and other share-based payment awards of our Class A Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan (the “2010 Plan”), which originally allows for an aggregate total number of 1,250,000 shares of Class A Nonvoting Common Stock authorized for issuance under the 2010 Plan.  As of September 30, 2017, there were 302,540 shares authorized for issuance under the 2010 Plan and available for future grants or awards.

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Company's 2010 Plan to increase the number of shares of common stock issuable under such plan by an additional 947,460 shares.  The effect of the increase is to restore the amount of shares of Class A Common Stock available under the 2010 Stock Incentive Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  There were no new grants during the 4th quarter of 2017.  Accordingly, as of December 31, 2017, we had 1,250,000 shares remaining for future issuances.

Since the adoption of the 2010 Plan, the Company has granted awards primarily in the form of stock options or stock grants.  In the first quarter of 2016, the Company started to award restricted stock units (“RSUs”) to directors and certain members of management.  Stock options are generally granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date.  In contrast to a stock option where the grantee buys the Company’s share at an exercise price determined on grant date, an RSU entitles the grantee to receive one share for every RSU based on a vesting plan.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options and RSUs ranges from zero to four years.  At the time the options are exercised or RSUs vest, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

The weighted average assumptions used in the option-valuation model for the years 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Stock option exercise price	$$15.94	$11.87	$13.30
Risk-free interest rate	1.66%	1.20%	2.23%
Expected dividend yield	--	--	--
Expected option life in years	3.75	3.75	4.00
Expected volatility	24.95%	25.01%	31.86%
Weighted average fair value	$3.45	$2.49	$3.82

We recorded compensation expense of $310,000, $284,000, and $282,000 for 2017, 2016, and 2015, respectively.  At December 31, 2017, the total unrecognized estimated compensation cost related to non-vested stock options was $878,000 which is expected to be recognized over a weighted average vesting period of 1.91 years. Cash and other consideration received from option exercises during 2017, 2016, and 2015 totaled $574,000, $146,000 and $3.0 million respectively.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2017:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2015	568,250	185,100	$6.88	$9.90	2.40	$4,197,000
Granted	112,000	--	13.30	--
Exercised	(185,685)	(185,100)	6.09	9.90		327,170
Expired	(8,000)	--	6.23	--
Outstanding - December 31, 2015	486,565	--	$8.68	$--	2.89	$2,188,011
Granted	169,327	--	11.87	--
Exercised	(46,815)	--	9.50	--		220,002
Expired	(74,000)	--	7.02	--
Outstanding - December 31, 2016	535,077	--	$9.84	$--	2.61	$3,615,191
Granted	169,762	--	15.94	--
Exercised	(177,750)	--	7.85	--		702,840
Expired	(2,500)	--	6.23	--
Outstanding - December 31, 2017	524,589	--	$12.50	$--	3.15	$3,054,325

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2017, 2016 and 2015:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2017	186,832	--	$9.84	$--	2.30	$2,202,772
December 31, 2016	296,500	--	7.88	--	1.59	2,584,500
December 31, 2015	256,065	--	7.64	--	2.14	1,401,321
Unvested
December 31, 2017	337,757	--	$13.86	$--	3.62	$851,552
December 31, 2016	238,577	--	12.28	--	3.87	1,030,691
December 31, 2015	230,500	--	9.83	--	3.72	786,690

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

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  During 2017 and 2016, RSU awards were granted to both our directors and certain members of management.  These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% at the end of one year (in the case of directors).  During the years ended December 31, 2017 and December 31, 2016, we recognized compensation expense of $668,000 and $396,000 respectively.  The total unrecognized compensation expense related to these unvested RSUs was $852,000 as of December 31, 2017.

Below is a table that shows the restricted stock units that have been issued and vested during the years ending December 31, 2017 along with the dollar value of these awards:

	Number of options			$ value of options
	Granted	Vesting	Unvested	Granted	Vesting	Unvested
2016	68,153	38,062	30,091	815,160	454,966	360,193
2017	70,538	949	69,589	1,124,348	14,880	1,109,467
Total	138,691	39,011	99,680	1,939,507	469,846	1,469,661

2017 Stock Repurchase Plan

On March 2, 2017, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of the Company’s common stock. As of December 31, 2017, we have spent $6.5 million at an average share price of $15.92, leaving $18.5 million available to repurchase under this plan.

2014 Stock Repurchase Plan

On May 16, 2014, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $10.0 million to acquire shares of the Company’s common stock. This approved stock repurchase plan supersedes and effectively cancels the program that was approved by the Board of Directors on May 14, 2004, which allowed management to purchase up to 350,000 shares of the Company’s common stock. As of December 31, 2016, we have fully spent the $10.0 million budget at an average price of $11.74.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items(1)	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs(2)	Total
Balance at January 1, 2017	$14,784	$10	$(2,719)	$12,075
Net current-period other comprehensive income	8,791	(2)	127	8,916
Balance at December 31, 2017	$23,575	$8	$(2,592)	$20,991

(1)	Net of income tax expense of $659,152.
(2)	Net of income tax expense of $79,572.

NOTE 16 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If quoted prices in an active market are available, fair value is determined by reference to these prices. If quoted prices are not available, fair value is determined by valuation models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, and credit curves. Additionally, we may reference prices for similar instruments, quoted prices or recent transactions in less active markets. We use prices and inputs that are current as of the measurement date.  Assets and liabilities that are carried at fair value (either recurring or non-recurring basis) are classified and disclosed in one of the following categories:

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

•

Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of December 31, 2017 and 2016, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

ii.

Goodwill, Other Intangibles and Other Long-lived Assets - refer to the “Impairment of Long-Lived Assets” section in Note 2  – Summary of Significant Accounting Policies for a description of valuation methodology used for fair value measurements of goodwill, intangible assets and long-lived assets.  Given this category represents several lines in our Consolidated Balance Sheet and since the recorded values agree to fair values, we did not include this in the subsequent tables presented.

Also, our Level 1 financial instruments include cash and cash equivalents, receivables, and accounts payable and accrued liabilities.  The carrying values of these financial instruments approximate the fair values due to their short maturities.  There have been no changes in the methodologies used at December 31, 2017 and 2016.  Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the three years ended December 31, 2017.

Recurring Fair Value Measurements

As of December 31, 2017 and 2016, we do not have material financial assets and liabilities carried and measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$106,588	$--	$--	$106,894	$106,894
Subordinated debt	Subordinated debt	27,913	--	--	16,088	16,088
Total		$134,501	$--	$--	$122,982	$122,982

		Carrying	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$120,622	$--	$--	$121,204	$121,204
Subordinated debt	Subordinated debt	27,913	--	--	15,247	15,247
Total		$148,535	$--	$--	$136,451	$136,451

(1) These balances are presented gross of deferred financing costs.

NOTE 17 – LEASES

Our leasing business consists of various arrangements, where we act either (i) as the lessor (for our owned properties rented to third parties), or (ii) as the lessee (mostly our cinema locations on leased-facility model).  Below are the rental commitments for these various lease arrangements:

As Lessor – Future Rental Commitments from our Tenants

Real estate revenue amounted to $16.3 million, $13.6 million, and $15.0 million, for the fiscal years ended December 31, 2017, 2016, and 2015, respectively.  Also, there were no material contingent rentals recognized for the three years then ended December 31, 2017.  As of December 31, 2017, the minimum future rentals on our real estate properties currently leased to third parties under non-cancellable operating lease arrangements for the next five years are summarized as follows:

(Dollars in thousands)	Future Minimum Rentals
2018	$9,583
2019	8,692
2020	7,200
2021	6,599
2022	5,807
Thereafter	16,986
Total	$54,867

As Lessee – Future Lease Commitments to our Landlords

The Company has entered into various leases for our cinema exhibition segment.  We also lease office space and equipment under non-cancelable operating leases.  As of December 31, 2017, the remaining terms of these leases, inclusive of renewal options, range from 1 to 35 years.  All of our leases are accounted for as operating leases and we do not have any capital leases as of December 31, 2017.

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

(Dollars in thousands)	2017	2016	2015
Base rent expense	$31,630	$29,824	$30,565
Contingent rental expense	2,505	1,484	1,848
Total cinema rent expense	$34,135	$31,308	$32,413

Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following:

	Minimum Lease Payments at December 31, 2017
(Dollars in thousands)	Ground Lease	Premises Lease	Equipment Lease	Total
2018	$3,629	$27,980	$--	$31,609
2019	3,717	27,837	--	31,554
2020	2,792	23,883	--	26,675
2021	2,730	23,677	--	26,407
2022	2,771	5,069	--	7,840
Thereafter	20,823	185,910	--	206,733
Total	$36,462	$294,356	$--	$330,818

We expect the amount of minimum lease payments will fluctuate depending on the foreign currency exchange rates of the Australian dollar to the U.S. dollar and the New Zealand dollar to the U.S. dollar, mainly because a significant portion of our cinema exhibition business is conducted in Australia and New Zealand. See Note 18 – Related Parties for the amount of leases associated with any related party leases.

Debt Guarantee

As of December 31, 2017 we no longer have any guarantee in place relating to our unconsolidated joint ventures. The total estimated debt of unconsolidated joint ventures and entities, consisting solely of Rialto Distribution (see Note 6 – Investments in Unconsolidated Joint Ventures), was $1.0 million (NZ$1.5 million) as of December 31, 2016. Our share of the unconsolidated debt, based on our ownership percentage, was NZ$500,000 as of December 31, 2016.  This debt was guaranteed by one of our subsidiaries to the extent of our ownership percentage up until the point that this was transferred to one of our business partners.  Based on the financial position of Rialto Distribution and in consideration of this debt guarantee, we accrued $348,000 (NZ$500,000) as of December 31, 2016, recorded as part of Accounts payable and accrued liabilities.

NOTE 18 – RELATED PARTIES

The following table identifies our related parties as of December 31, 2017, in accordance with ASC 850, Related Party Transactions:

Categories	Related Parties	Discussion Notes
• Principal Owners and immediate families	• Cotter Family’s Estate and Living Trust (controlling family) • Mark Cuban (above 10% voting ownership)	The Cotter Family is involved in certain litigation matters. Refer to Note 12 – Commitments and Contingencies for further details.
• Key Executive Officers and immediate families	• Ellen M. Cotter • Margaret Cotter • Devasis Ghose • Andrzej J. Matyczynski • Robert F. Smerling • Wayne D. Smith	Refer to Part I, Item 1 – Our Business – Key Executive Officers of the Registrant for their profile.
• Investments in Joint Ventures accounted for under equity method	• Rialto Cinemas • Mt. Gravatt	Refer to Note 6 – Investment in Joint Ventures
• Other Affiliates	• Entities under common control • All subsidiaries of RDI

Refer to Exhibit 21 of this 2017 Form 10-K filing for the complete list of subsidiaries.  Refer below for further discussions on certain key transactions with related parties, including those with minority interests.

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

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1,2,3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease. We paid an annual rent of $590,000 for this cinema to SHC in each of 2017, 2016 and 2015.  During this same period, we received management fees from the 86th Street Cinema of $141,000, $150,000 and $151,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

In 2005, we acquired (i) from a third party the fee interest underlying the Cinemas 1,2,3 and (ii) from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1,2,3. The ground lease estate and the improvements acquired from SHC were originally a part of the master lease transaction, discussed above.  In connection with that transaction, we granted to SHC an option to acquire at cost a 25% interest in the special purpose entity (Sutton Hill Properties, LLC) formed to acquire these fee, leasehold and improvements interests. On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP’s liabilities.  At the time of the option exercise and the closing of the acquisition of the 25% interest, SHP had debt of $26.9 million, including a $2.9 million, non-interest bearing intercompany loan from the Company.  Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through cash flow from the Cinema 1,2,3, (ii) borrowings from third parties, and (iii) pro-rata contributions from the members.  We receive an annual management fee equal to 5% of SHP’s gross income for managing the cinema and the property, amounting to $177,000 during 2015.  This management fee was modified in 2015, as discussed below, retroactive to December 1, 2014.

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

In February 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 between us and SHP.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1,2,3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1,2,3 over the average annual positive cash flow of the Cinemas 1,2,3 over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee (the “Improvements Fee”). Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations. In 2017, 2016 and 2015, we received no Improvements Fee.  This amendment was approved by SHC and by the Audit and Conflicts Committee of our Board of Directors.

On August 31, 2016, we refinanced the debt of Cinemas 1, 2, 3, pursuant to a $20.0 million loan from Valley National Bank.  Refer to Note 10 – Borrowings for further details on this loan transaction.  The proceeds from the loan were used to retire an existing $15.0 million first mortgage loan and the above referenced $2.9 million intercompany loan, with the remainder to be used for working capital and to cover cash flow shortfalls.   Since the cash flow from the Cinemas 1, 2, 3 is not sufficient to service this loan, it is anticipated that the members of SHP (our Company and SHC) will ultimately need to make periodic contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP.   In 2016, our Company and SHC funded capital calls of $506,000 and $169,000, respectively. No contributions were called on in 2017.

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

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations were, until March 2016, managed by Off-Broadway Investments, LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of the late Mr. James J. Cotter, Sr., the sister of Ellen Cotter and James Cotter, Jr.,  and a member of our Board of Directors. That Management Agreement was terminated effective March 10, 2016 in connection with the retention by our Company of Margaret Cotter as a full time employee.

The Theater Management Agreement generally provided for the payment of a combination of fixed and incentive fees for the management of our four live theaters that were operating during this time.  Historically, these fees have equated to approximately 21% of the net cash flow generated by these properties. The fees to be paid to OBI for 2016 and 2015 were 79,000 and 589,000, respectively.  We also reimbursed OBI for certain travel expenses, shared the cost of an administrative assistant and provided office space at our New York offices.  The increase in the payment to OBI for 2015 was attributable to work done by Margaret Cotter, working through OBI, with respect to the development of our Union Square and Cinemas 1,2,3 properties.

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

Shadow View Land and Farming LLC

During 2012, Mr. James J. Cotter, Sr., our then Chairman, Chief Executive Officer and controlling stockholder, contributed $2.5 million cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust owns a 50% interest. We are the managing member of Shadow View Land and Farming, LLC (See Note 13 – Non-Controlling Interests). The property is held debt free, and operating and holding costs are covered by member contributions.   The Audit and Conflicts Committee of the Board of Directors is charged with responsibility for oversight of our management of Shadow View.

NOTE 19 – INSURANCE RECOVERIES ON IMPAIRMENT AND RELATED LOSSES DUE TO EARTHQUAKE

On November 14, 2016, we filed an initial insurance claim with our Insurer with respect to earthquake damage to our parking building adjacent to our Courtenay Central entertainment-themed center (“ETC”) in Wellington, New Zealand and to the ETC itself. Also, we filed a separate business interruption claim to recover lost profits as a result of the earthquake. As of December 31, 2016, we recorded a recoverable asset to the extent of our incurred losses that we deemed probable of recoverability under our insurance claim, consisting of the (i) written down carrying value of the damaged parking building and (ii) a significant portion of the derivative loss contingencies on demolition activities. We received an initial settlement from our Insurer in December 2016 amounting to $5.0 million (NZ$7.1 million).  In April 2017, our insurance company concluded that our losses exceeded the earthquake coverage policy limit of $25.0 million (NZ$36.0 million) and thus paid a final settlement of US$20.0 million (NZ$28.9 million) in May 2017, taking us to the policy limit.

Over the course of assessing the total magnitude of earthquake damage up to the point of final insurance settlement, we determined our incurred losses and lost profits as follows:

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

As a result of the final settlement, we recorded total insurance gain of $10.7 million (NZ$14.8 million) during the quarter ended June 30, 2017, determined as follows:

		Recoverable Components
		Non-Operating Income						Operating Income
(mainly in New Zealand Dollars in thousands, unless otherwise stated)	f	Property Damage(1)		Demolition Costs(1)		Total		Business Interruption(2)		Grand Total
Insurance Proceed Allocation	A		$29,093		$4,724		$33,817		$2,217		$36,034
Movements in Recoverable Components
Total expected incurred losses, November 30, 2016	B		14,246		8,500		22,746		--		22,746
Less: Casualty Losses recorded in 2016 Earnings(3) - in NZ$	C		(795)		(1,224)		(2,019)		--		(2,019)
- in US$	D	US$	(560)	US$	(861)	US$	(1,421)	US$	--	US$	(1,421)
Recoverable Assets, December 31, 2016(4)	E=B-C		$13,451		$7,276		$20,727		$--		$20,727
Add: Upward changes in estimates and others	F		347		--		347		111		458
Net recoverable balances charged against proceeds	G=E+F		13,798		7,276		21,074		111		21,185
Casualty gain, recorded in 2017 Earnings- in NZ$	H=A-G		$15,295		$(2,552)		$12,743		$2,106		$14,849
Casualty gain, recorded in 2017 Earnings - in US$	I	US$	11,063	US$	(1,846)	US$	9,217	US$	1,523	US$	10,740
Net Casualty gain for 2016 and 2017 Earnings - in US$	∑(D+I)	US$	10,503	US$	(2,707)	US$	7,796	US$	1,523	US$	9,319

(1) The net impact to 2017 earnings of $9.2 million (NZ$12.7 million) is recorded as “Casualty gain” in our Consolidated Statement of Operations.

(2) The impact to 2017 operating earnings of $1.5 million (NZ$2.1 million) is recorded as part of the applicable segment revenues in our Consolidated Statement of Operations.

(3) The casualty losses recorded in 2016 as a separate line in our Consolidated Statement of Operations is made up the following: (i) 5% deductible of $795,000 (NZ$560,000) calculated based on the estimated value of the insured damaged parking structure for insurance purposes, and (ii) $862,000 (NZ$1.2 million) of total estimated demolition costs was preliminarily assessed as expenses not reimbursable under our insurance policy and hence, we recorded in profit and loss.

(4) The recoverable asset of $9.5 million (NZ$13.6 million), net of advance payment of $5.0 million (NZ$7.1 million), as of December 31, 2016 was presented as part of “Other non-current assets” as the timing of the insurance claim receipt was not fixed nor reliably determinable as of the time of our initial assessment.

NOTE 20 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2017
Revenue	$69,454	$72,413	$66,087	$71,780
Net income	3,041	19,052	1,458	7,459
Net income attributable to RDI shareholders	3,029	19,032	1,556	7,382
Basic earnings per share	0.13	0.82	0.07	0.33
Diluted earnings per share	0.13	0.81	0.07	0.32
2016
Revenue	$64,789	$66,918	$71,315	$67,451
Net income	2,224	2,922	3,917	354
Net income attributable to RDI shareholders	2,226	2,970	3,855	352
Basic earnings per share	0.09	0.13	0.17	0.01
Diluted earnings per share	0.09	0.13	0.16	0.02

(1) Net income for the 4th quarter of 2017 includes approximately $2.5 million net tax benefit from non-recurring items of tax benefit and expense related to the Tax Cuts and Jobs Act enacted December 2017 and dissolution of a non-operating foreign subsidiary.

NOTE 21 – SUBSEQUENT EVENTS

On March 5, 2018, we received the remaining proceeds on our Stomp arbitration matter (as discussed in Note 12 - Commitments and Contingencies), including interest, totaling $720,000 which has been recorded in our 2017 results of operation.

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Additions	Deductions	Balance at December 31
Allowance for doubtful accounts
2017	$828	$320	$60	$1,088
2016	$426	$1,010	$608	$828
2015	$586	$786	$946	$426
Tax valuation allowance
2017	$10,593	$--	$3,723	$6,870
2016	$11,530	$--	$937	$10,593
2015	$15,936	$--	$4,406	$11,530

Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There were  no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred since September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which the company intends to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.  Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

2.  Financial Statements and Schedules for the years ended December 31, 2017,  2016, and 2015

Description	Page
Schedule II – Valuation and Qualifying Accounts	109

3.  Exhibits

(b) Exhibits

See Item (a) 3. above.

(c) Financial Statement Schedule

See Item (a) 2. above.

EXHIBITS

*These exhibits constitute the executive compensation plans and arrangements of the Company.

+These exhibits are filed as part of this Form 10-K Filing.  Links are included within the “Description” column.

 Included is the amended and restated version of this exhibit, redlined to show the amendment adopted on November 7, 2017

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2+	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	N/A
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
10.1*+	Restated 2010 Stock Incentive Plan, as of November 7, 2017	N/A
10.2*	1999 Stock Option Plan of Reading International, Inc., as amended on December 31, 2001	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on January 21, 2004, and incorporated herein by reference.
10.3*+	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2010 Stock Incentive Plan	N/A
10.4*+	Form of Restricted Stock Unit Agreement (Non-Directors) under the 2010 Stock Incentive Plan	N/A
10.5*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Unit Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference.
10.6	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.7	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.8	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.9	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
10.10

Omnibus Amendment Agreement, dated as of October 22, 2003, between Citadel Cinemas, Inc., Sutton Hill Capital, L.L.C., Nationwide Theatres Corp., Sutton Hill Associates, and Reading International, Inc.

Filed as Exhibit 10.49 to the Company’s report on Form 10-Q for the period ended September 30, 2003, and incorporated herein by reference.
10.11	Theater Management Agreement, effective as January 1, 2002, between Liberty Theaters, Inc. and OBI LLC	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.12

Amended and Restated Declaration of Trust, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.13	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.14	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.15	Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC	Filed as Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.
10.16	Amendment dated October 31, 2012 to the Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC	Filed as Exhibit 10.32 to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.
10.17*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.77 to the Company’s report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
10.18*	Employment Agreement between Reading International, Inc. and Devasis Ghose, Chief Financial Officer	Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the period ended March 31, 2015, and incorporated herein by reference.
10.19*	Separation and Release Agreement dated May 30, 2014 between Reading International, Inc. and Andrzej Matyczynski	Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.20*	First Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of August 6, 2014	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.21*	Second Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of November 26, 2014	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.22*	Third Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of May 1, 2015	Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.23*	Amended and Restated Compensatory Arrangements for Executive and Management Employees dated as of March 28, 2016	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.24	OBI Termination Agreement and Release	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21+	List of Subsidiaries,	N/A
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	N/A
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
101.INS+	XBRL Instance Document	N/A
101.SCH+	XBRL Taxonomy Extension Schema	N/A
101.CAL+	XBRL Taxonomy Extension Calculation	N/A

101.DEF+	XBRL Taxonomy Extension Definition	N/A
101.LAB+	XBRL Taxonomy Extension Labels	N/A
101.PRE+	XBRL Taxonomy Extension Presentation	N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 15, 2018	By:	/s/ Devasis Ghose
Devasis Ghose
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in capacities and on dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Chairman of the Board and Director	March 15, 2018
Ellen M. Cotter	(Principal Executive Officer)

/s/ Devasis Ghose	Chief Financial Officer and Treasurer	March 15, 2018
Devasis Ghose	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 15, 2018
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	Vice Chairman of the Board and Director	March 15, 2018
Margaret Cotter

/s/ James J. Cotter	Director	March 15, 2018
James J. Cotter

/s/ Guy W. Adams	Director	March 15, 2018
Guy W. Adams

/s/ William D. Gould	Director	March 15, 2018
William D. Gould

/s/ Edward L. Kane	Director	March 15, 2018
Edward L Kane

/s/ Douglas J. McEachern	Director	March 15, 2018
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 15, 2018
Dr. Judy Codding

/s/ Michael Wrotniak	Director	March 15, 2018
Michael Wrotniak