Form 10-K/A
period 2017-12-31
READING INTERNATIONAL INC
filed 2018-04-30
CIK 716634

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10‑K or any amendment to this From 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2018, there were 21,312,004 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.    The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $287,968,855 as of December 31, 2017.

Documents Incorporated by Reference

Not applicable

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Reading International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 , originally filed with the Securities and Exchange Commission, or SEC, on March 16, 2018  (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2017, the end of the fiscal year covered by our Annual Report on Form 10-K.

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

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have nine Directors.  The names of our Directors, together with certain information regarding them, are as follows:

Name	Age	Position
Ellen M. Cotter	52	Chairperson of the Board, Chief Executive Officer and President (1)
Guy W. Adams	66	Director (1) (5)
Judy Codding	73	Director (2)
James J. Cotter, Jr.	48	Director
Margaret Cotter	50	Vice Chairperson of the Board and Executive Vice President-Real Estate Management and Development-NYC (1)
William D. Gould	79	Director (3)
Edward L. Kane	80	Director (1) (2) (4)
Douglas J. McEachern	66	Director (4)
Michael Wrotniak	51	Director (2) (4)
(1)	Member of the Executive Committee.
(2)	Member of the Compensation and Stock Options Committee (the “Compensation Committee”).
(3)	Lead Independent Director.
(4)	Member of the Audit and Conflicts Committee (the “Audit Committee”).
(5)	Lead Technology and Cyber Risk Director.

In addition to the above referenced standing committees, we have two special committees.  We have a Special Independent Committee, chaired by our Lead Independent Director, William Gould, on which Directors Codding and McEachern (the chair of our Audit Committee) also serve, and a Special Litigation Committee, also chaired by our Lead Independent Director, William Gould, on which Director Codding also serves.   The Special Independent Committee was formed on August 7, 2017, among other things, to review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, responding to or relating to the purported derivative litigation brought by Mr. James J. Cotter, Jr. and which remains pending against certain of our directors (the “Cotter, Jr. Derivative Action”), the employment arbitration between our Company and Mr. James J. Cotter, Jr. relating to the termination of Mr. Cotter, Jr., as our president and chief executive officer (the “Cotter Jr. Employment Arbitration”), the litigation between Ms. Ellen Cotter and Margaret Cotter (as Co-Trustees of the James J. Cotter, Sr. Living Trust (the “Cotter Living Trust”) and Mr. James J. Cotter, Jr. (the “Cotter Trust Litigation”), and any other litigation or arbitration matters involving any one or more of Ellen Cotter, Margaret Cotter, James J. Cotter, Jr., the Estate of James J. Cotter, Sr. (the “Cotter Estate”) and/or the Cotter Living Trust.  The Special Litigation Committee was formed on April 13, 2018, to review the Cotter, Jr., Derivative Action and to determine whether the continuance of that litigation is in the best interests of our Company and thereafter to take such actions as the Special Litigation Committee may determine to be appropriate.  For more information about the Cotter Jr. Derivative Action, the Cotter Jr. Employment Arbitration, and the Cotter Trust Litigation see the disclosure in our Annual Report on Form 10-K filed on March 16, 2018, under the “Part I, Item 1A-“Risk Factors—Ownership and Management Structure, Corporate Governance, and Change of Control Risks,” and Part II, Item 8 (Financial Statements and Supplementary Data)--Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.”

In recognition of the special risks involved with technology and cyber security, Director Guy Adams has been appointed to serve as our Lead Technology and Cyber Risk Director.  In this role, Director Adams will be serving as our Board’s liaison with our CEO, CFO and General Counsel in connection with the assessment of our Company’s technology and cyber security needs and the implementation of appropriate policies and procedures to meet those needs.  He will ensure that relevant information is brought to our Board, and coordinate the timely presentation of such information to and facilitate the consideration of such information by all Directors.  He will also coordinate with Management timely and appropriate director education with respect to such matters so as to enhance director understanding of the issues involved and the options available to our Company.  In preparation for this role, Director Adams recently completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors.

Our Board of Directors held eleven meetings in 2017.  All of our Directors attended at least 75% of such meetings.

Ellen M. Cotter.  Ellen M. Cotter has been a member of our Board of Directors since March 13, 2013, and currently serves as a member of our Executive Committee.  Ms. Cotter was appointed Chairperson of our Board on August 7, 2014 and served as our interim President and Chief Executive Officer from June 12, 2015 until January 8, 2016, when she was appointed our permanent President and Chief Executive Officer.  She joined the Company in March 1998.  Ms. Cotter is also a director of Cecelia Packing Corporation (a Cotter family‑owned citrus grower, packer and marketer) and of a captive insurance company providing insurance for the Cotter family agricultural activities.  Ms. Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown Law School.  Prior to joining the Company, Ms. Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in New York City.  Ms. Cotter is the sister of Margaret Cotter and James J. Cotter, Jr.  Prior to being appointed as our President and Chief Executive Officer, Ms. Cotter served for more than ten years as the Chief Operating Officer (“COO”) of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States.  Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia, working to develop our cinema and real estate assets in that country.  Ms. Cotter is the Co-Executor of her father’s estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of Class B Stock.  Ms. Cotter is a Co-Trustee of the James J. Cotter Foundation (the “Cotter Foundation”), which is the record holder of 102,751 shares of Class A Stock and Co-Trustee of the Cotter Living Trust, which is the record owner of 1,897,649 shares of Class A Stock and 696,080 shares of Class B Stock.

Ms. Cotter brings to our Board her twenty years of experience working in our Company’s cinema operations, both in the United States and Australia.  She has also served as the Chief Executive Officer of Reading’s subsidiary, Consolidated Entertainment, LLC, which operates substantially all of our cinemas in Hawaii and California.  In addition, with her direct ownership of 817,533 shares of Class A Stock and 50,000 shares of Class B Stock and her positions as Co-Executor of the Cotter Estate, Co-Trustee of the Cotter Living Trust, and Co-Trustee of the Cotter Foundation, Ms. Cotter is a significant stakeholder in our Company.  Ms. Cotter is well recognized in and a valuable liaison to the film industry.  In recognition of her contributions to the independent film industry, Ms. Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards.  She was also inducted that same year into the ShowEast Hall of Fame.

Guy W. Adams.  Guy W. Adams has been a Director of the Company since January 14, 2014, and currently serves as the chair of our Executive Committee and as our Lead Technology and Cyber Risk Director.    For more than the past twelve years, he has been a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC, a fund investing in various publicly traded securities.  Over the past seventeen years, Mr. Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor.   At these companies, he has held a variety of board positions, including lead director, audit committee chair and compensation committee chair.  He has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program.  Mr. Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.  He served as an advisor to James J. Cotter, Sr. and continues to provide professional advisory services to various enterprises now owned by the Cotter Estate.  Mr. Adams also provides services to a captive insurance company owned in equal shares by Ellen M. Cotter, James J. Cotter, Jr. and Margaret Cotter providing insurance for the Cotter family agricultural activities.  Mr. Adams received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and his Masters of Business Administration from Harvard Graduate School of Business Administration.

Mr. Adams brings many years of experience serving as an independent director on public company boards, and in investing and providing financial advice with respect to investments in public companies.  In December 2017, Mr. Adams was recognized as a Governance Fellow for the National Association of Corporate Directors, The Gold Standard Director Credential®.

Dr. Judy Codding.  Dr. Judy Codding has been a Director of our Company since October 5, 2015, and currently serves as a member of our Compensation Committee, Special Independent Committee and Special Litigation Committee.    Dr. Codding is a globally respected education leader.  From October 2010 until October 2015, she served as the Managing Director of “The System of Courses,” a division of Pearson, PLC (NYSE: PSO), the largest education company in the world that provides education products and services to institutions, governments and to individual learners.  Prior to that time, Dr. Codding served as the Chief Executive Officer and President of America’s Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010.  America’s Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability.  Dr. Codding has a Doctorate in Education from University of Massachusetts at Amherst and completed postdoctoral work and served as a teaching associate in Education at Harvard University where she taught graduate level courses focused on moral leadership.  Dr. Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (since 2011) and the Board of Trustees of Educational Development Center, Inc. (EDC) since 2012.  Through family entities, Dr. Codding has been and continues to be involved in the real estate business in Florida and the exploration of mineral, oil and gas rights in Maryland and Kentucky.

Dr. Codding brings to our Board her experience as an entrepreneur, as an author, advisor and researcher in the areas of leadership training and decision-making as well as her experience in the real estate business.

James J. Cotter, Jr.  James J. Cotter, Jr. has been a Director of our Company since March 21, 2002. Mr. Cotter, Jr. served as our Vice Chairperson from June 2007 until August 7, 2014.  Mr. Cotter, Jr. served as our President from June 1, 2013 through June 12, 2015 and as our Chief Executive Officer from August 7, 2014 through June 12, 2015.  He is currently the lead director of Cecelia Packing Corporation (a Cotter family‑owned citrus grower, packer and marketer) and served as the Chief Executive Officer of that company from July 2004 until 2013.  Mr. Cotter, Jr. served as a Director of Cecelia Packing Corporation from February 1996 to September 1997 and as a Director of Gish Biomedical from September 1999 to March 2002. Mr. Cotter, Jr. also serves as a director (along with Ellen Cotter and Margaret Cotter) of a captive insurance company providing insurance for the Cotter family agricultural activities He was an attorney in the law firm of Winston & Strawn (and its predecessor), specializing in corporate law, from September 1997 to May 2004.  Mr. Cotter, Jr. is the brother of Margaret Cotter and Ellen M. Cotter.  Mr. Cotter, Jr. is a Co-Trustee of the Cotter Foundation, which is the record holder of 102,751 shares of Class A Stock and is a Co-Trustee of the Cotter 2005 Grandchildren’s Trust, which is the record holder of 274,390 shares of Class A Stock. Mr. Cotter, Jr. has contended that he is a Co-Trustee with Ellen M. Cotter and Margaret Cotter of the Cotter Living Trust.  On March 23, 2018, the Superior Court in the Cotter Trust Litigation ruled in effect, that Mr. Cotter, Jr., is not a Co-Trustee of the Cotter Living Trust.

Mr. Cotter Jr., does not sit on our Board of Directors based upon the nomination or recommendation of our Board of Directors.  Rather, he was nominated and elected from the floor at our last Annual Meeting of Stockholders based on the nomination and vote of Ellen M. Cotter and Margaret Cotter, acting in their capacities as the Co-Executors of the Cotter Estate and the Co-Trustees of the Cotter Living Trust.  As explained in our Company’s proxy materials for that meeting, before taking this action, Ellen M. Cotter and Margaret Cotter advised the Board that, as there remained uncertainty as to whether or not they were obligated as Trustees of the Cotter Living Trust to continue Mr. Cotter, Jr., on the Board, they would continue to use their voting power to maintain him as a director.  On March 23, 2018, the California Superior Court issued its determination that the document containing the provision regarding Mr. Cotter Jr’s continued service as a director of our Company was invalid.

Margaret Cotter.  Margaret Cotter has been a Director of our Company since September 27, 2002, and on August 7, 2014 was appointed Vice Chairperson of our Board and currently serves as a member of our Executive Committee.  On March 10, 2016, our Board appointed Ms. Cotter as Executive Vice President-Real Estate Management and Development-NYC, and Ms. Cotter became a full time employee of our Company.  In this position, Ms. Cotter is responsible for the management of our live theater properties and operations, including oversight of the development of our Union Square and Cinemas 1, 2, 3 properties.  Ms. Cotter is the owner and President of OBI, LLC (“OBI”), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development- NYC, managed our live-theater operations under a management agreement and provided various services regarding the development of our New York theater and cinema properties.  Pursuant to the OBI management agreement, Ms. Cotter also served as the President of Liberty Theaters, LLC, the subsidiary through which we then owned our live theaters.  The OBI management agreement was terminated with Ms. Cotter’s appointment as Executive Vice President-Real Estate Management and Development-NYC. See Item 13 – Certain Relationships and Related Transactions, and Director Independence, below for more information about the services provided by OBI.  Ms. Cotter is also a theatrical producer who has produced shows in Chicago and New York and is a board member of the League of Off-Broadway Theaters and Producers.  She is a director of Cecelia Packing Corporation (a Cotter family‑owned citrus grower, packer and marketer) and of a capitive insurance company providing insurance for the Cotter family agricultural activities.    Ms. Cotter, a former Assistant District Attorney for King’s County in Brooklyn, New York, graduated from Georgetown University and Georgetown University Law Center.  She is the sister of Ellen M. Cotter and James J. Cotter, Jr.  Ms. Margaret Cotter is a Co-Executor of her father’s estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Ms. Cotter is also a Co-Trustee of the Cotter Living Trust, which is the record owner of 1,897,649 shares of Class A Stock and 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such Class B Stock), the Co-Trustee of the Cotter Foundation, which is the record owner of 102,751 shares of Class A Stock, and the Co-Trustee of the Cotter 2005 Grandchildren’s Trust, which is the record holder of 274,390 shares of Class A Stock.

Ms. Cotter brings to the Board her hands-on real estate experience in New York City, as well as her live theater experience as a producer, theater operator and an active member of the New York theatre community, which gives her insights into both our live theater and real estate businesses in New York and Chicago.  Operating and overseeing our theater properties for over 18 years, Ms. Cotter’s insights have helped to set the strategic direction of our developments

In addition, with her direct ownership of 811,813 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father’s estate and Co-Trustee of the Cotter Living Trust, the Cotter Foundation and the Cotter 2005 Grandchildren’s Trust, Ms. Cotter is a significant stakeholder in our Company.

William D. Gould.  William D. Gould has been a Director of our Company since October 15, 2004, and currently serves as our Lead Independent Director.  Mr. Gould serves as the Chair of our Special Independent Committee and our Special Litigation Committee.  Mr. Gould has been a member of the law firm of TroyGould PC since 1986.  Previously, he was a partner of the law firm of O’Melveny & Myers.  We have from time to time retained TroyGould PC for legal advice.  Total fees payable to Mr. Gould’s law firm for calendar year 2017 were $1,576.  Mr. Gould is an author and lecturer on the subjects of corporate governance and mergers and acquisitions.  Mr. Gould, together with Joseph F. Troy, is the author of Advising & Defending Corporate Directors and Officers, Cal C.E.B. Revised Edition, 2007.

Mr. Gould brings to our Board more than fifty-five years of experience as a corporate lawyer and advisor focusing on corporate governance, mergers and acquisitions.

Edward L. Kane.  Edward L. Kane has been a Director of our Company since October 15, 2004.  Mr. Kane was also a Director of our Company from 1985 to 1998, and served as President from 1987 to 1988.  Mr. Kane currently serves as the chair of our Compensation Committee.  He also serves as a member of our Executive Committee and our Audit Committee.  Mr. Kane practiced as a tax attorney for many years in New York and in California.  Since 1996, Mr. Kane has acted as a consultant and advisor to the health care industry.  During the 1990s, Mr. Kane also served as the Chairman and CEO of ASMG Outpatient Surgical Centers in southern California, and he served as a director of BDI Investment Corp., which was a regulated investment company, based in San Diego.  For over a decade, he was the Chairman of Kane Miller Books, an award-winning publisher of children’s books.  At various times during the past three decades, Mr. Kane has been Adjunct Professor of Law at two of San Diego’s law schools, most recently in 2008 and 2009 at Thomas Jefferson School of Law, and prior thereto at California Western School of Law.

In addition to his varied business experience, Mr. Kane brings to our Board his many years as a tax attorney and law professor.  Mr. Kane also brings his experience as a past President of Craig Corporation and of Reading Company, two of our corporate predecessors, as well as his experience as a former member of the boards of directors of several publicly held corporations.

Douglas J. McEachern.  Douglas J. McEachern has been a Director of our Company since May 17, 2012.  Mr. McEachern currently serves as the Chair of our Audit Committee, a position he has held since August 1, 2012, and as a member of our Special Independent Committee.  Mr. McEachern served on our Compensation Committee from May 14, 2016 to November 7, 2017.    He has served as a member of the board and of the audit and compensation committees for Willdan Group, a NASDAQ listed engineering company, since 2009.  From June 2011 until October 2015, Mr. McEachern was a director of Community Bank in Pasadena, California and a member of its audit committee.  Mr. McEachern served as the chair of the board of Community Bank from October 2013 until October 2015.  He also is a member of the finance committee of the Methodist Hospital of Arcadia.  From September 2009 to December 2015, Mr. McEachern served as an instructor of auditing and accountancy at Claremont McKenna College.  Mr. McEachern was an audit partner from July 1985 to May 2009 with the audit firm of Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate.  Mr. McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC, from June 1983 to July 1985.  From June 1976 to June 1983, Mr. McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP).  Mr. McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California.

Mr. McEachern brings to our Board his more than 40 years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company.  Mr. McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Michael Wrotniak.  Michael Wrotniak has been a Director of our Company since October 12, 2015, and has served as a member of our Audit Committee since October 25, 2015, and as a member of our Compensation Committee since November 7, 2017.  Since 2009, Mr. Wrotniak has been the Chief Executive Officer of Aminco Resources, LLC (“Aminco”), a privately held international commodities trading firm.  Mr. Wrotniak joined Aminco in 1991 and is credited with expanding Aminco’s activities in Europe and Asia.  By establishing a joint venture with a Swiss engineering company, as well as creating partnerships with Asia-based businesses, Mr. Wrotniak successfully diversified Aminco’s product portfolio.  Mr. Wrotniak became a partner of Aminco in 2002.  Mr. Wrotniak is a member of the Board of Advisors of the Little Sisters of the Poor at their nursing home in the Bronx, New York since approximately 2004.  Mr. Wrotniak graduated from Georgetown University in 1989 with a B.S. in Business Administration (cum laude).

Mr. Wrotniak is a specialist in foreign trade, and brings to our Board his considerable experience in international business, including foreign exchange risk mitigation.

Executive Officers

The following table sets forth information regarding our current executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under “Directors.”

Name	Age	Title
Dev Ghose	64	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	83	President - Domestic Cinemas
Andrzej J. Matyczynski	65	Executive Vice President – Global Operations

Devasis (“Dev”) Ghose.  Dev Ghose was appointed Chief Financial Officer and Treasurer on May 11, 2015, Executive Vice President on March 10, 2016 and served as our Corporate Secretary from April 28, 2016 until March 9, 2018.  Over the past 25 years, Mr. Ghose has served as Executive Vice President and Chief Financial Officer and in a number of senior finance roles with three NYSE-listed companies:  Skilled Healthcare Group (a health services company, now part of Genesis HealthCare) from 2008 to 2013, Shurgard Storage Centers, Inc. (an international company focused on the acquisition, development and operation of self-storage centers in the US and Europe; now part of Public Storage) from 2004 to 2006, and HCP, Inc., (which invests primarily in real estate serving the healthcare industry) from 1986 to 2003, and as Managing Director-International for Green Street Advisors (an independent research and trading firm concentrating on publicly traded real estate corporate securities in the US & Europe) from 2006 to 2007.  Prior thereto, Mr. Ghose worked for  PriceWaterhouseCoopers in the U.S. and KPMG in the UK from 1975 to 1985.  He is a U.S. CPA and a UK Chartered Accountant, with a B.Sc. in Physics from the University of Delhi, India and an Executive M.B.A. from UCLA.

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

Andrzej J. Matyczynski.  Mr. Matyczynski was appointed as our Executive Vice President—Global Operations on March 10, 2016.  From May 11, 2015 until March 10, 2016, Mr. Matyczynski acted as the Strategic Corporate Advisor to the Company, and served as our Chief Financial Officer and Treasurer from November 1999 until May 11, 2015 and as Corporate Secretary from May 10, 2011 to October 20, 2014.  Prior to joining our Company, he spent 20 years in various senior roles throughout the world at Beckman Coulter Inc., a U.S. based multi-national corporation.  Mr. Matyczynski earned a Master’s Degree in Business Administration from the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (the “SEC”) and to provide us with copies of those filings.  Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that the following Form 4’s for transactions that occurred in 2017 were not filed or filed later than is required under Section 16(a) of the Securities Exchange Act of 1934:

Filer	Form	Transaction Date	Date of Filing
Margaret Cotter	4	1/13/2017	1/23/2017
Judy Codding	4	3/10/2017	3/15/2017
Wayne Smtih	4	12/19/2017	4/2/2018

Insofar as we are aware, all required filings have now been made.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) designed to help our Directors and employees resolve ethical issues.  Our Code of Conduct applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, principal accounting officer, controller and persons performing similar functions.  Our Code of Conduct is posted on our website athttp://www.readingrdi.com/about/#policies-and-guidelines.

The Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously.  In addition, we have adopted the “Amended and Restated Whistleblower Policy and Procedures,” which are posted on our website, at http://www.readingrdi.com/about/#policies-and-guidelines, that establishes a process by which employees may anonymously disclose to the Audit Committee alleged fraud or violations of accounting, internal accounting controls or auditing matters.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of directors, since we last disclosed this information.

Audit Committee

The Audit Committee operates pursuant to a Charter adopted by our Board that is available on our website at http://www.readingrdi.com/about/#committee-charters.  The Audit Committee reviews, considers, negotiates and approves or disapproves related party transactions (see the discussion in the section entitled “Certain Relationships and Related Party Transactions” below).  In addition, the Audit Committee is responsible for, among other things, (i) reviewing and discussing with management the Company’s financial statements, earnings press releases and all internal controls reports, (ii) appointing, compensating and overseeing the work performed by the Company’s independent auditors, and (iii) reviewing with the independent auditors the findings of their audits.

Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the NASDAQ Listing Rules), and that Mr. Douglas McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert.  Our Audit Committee is currently composed of Mr. McEachern, who serves as Chair, Mr. Edward L. Kane and Mr. Michael Wrotniak.  The Audit Committee held nine meetings during 2017.  All members attended at least 75% of such meetings.

Compensation and Stock Options Committee

Our Board has established a standing Compensation Committee consisting of three of our Independent Directors, and is currently composed of Mr. Edward L. Kane, who serves as Chair, Dr. Judy Codding and Mr. Michael Wrotniak.  For more information on our Compensatoin Committee, see  Item 11 – Executive Compensation--Compensation Discussion and Analysis” below.  Our Compensaton  Committee held ten meetings during 2017.  All members attended at least 75% of such meetings.

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

Our Executive Compensation Philosophy

Our executive compensation philosophy is to: (1) attract and retain talented and dedicated management team members; (2) provide overall compensation as competitive in our industry; (3) correlate annual cash bonuses to the achievement of our business and financial objectives; and (4) provide management team members with appropriate long-term incentives aligned with stockholder value.

Our Executive Compensation Practices At A Glance

What We Do	What We Do NOT Do
DO pay for performance Our Short-Term Incentive Bonuses for our NEO’s are tied to meeting our Company and individual performance goals	NO pledging permitted by directors or Section 16 officers without prior notice to Compliance Officer and Audit Committee Chair
DO provide minimum vesting periods for our long-term incentive awards	NO individual hedging or derivative transactions permitted by directors or Section 16 officers
DO empower Board to clawback short term incentive compensation if there is an accounting restatement due to material noncompliance with securities laws.	NO “single trigger” change in control payments for the benefit of our NEO’s
DO use an independent compensation consultant	NO golden parachute tax gross ups
DO appoint a Compensation Committee comprised solely of independent directors even though not required.
DO require NEO’s and Directors to meet Company stock ownership requirements

Compensation Committee Charter

Our Compensation Committee Charter delegates significant executive compensation responsibilities to our Compensation Committee, including:

•	to establish our compensation philosophy and objectives;
•	to review and approve all compensation, for our CEO and our executive officers[1];
•	to approve all employment agreements, severance arrangements, change in control provisions and agreements and any special or supplemental benefits applicable to our CEO and other executive officers;
•

to approve and adopt, on behalf of our Board, incentive compensation and equity-based compensation plans, or, in the case of plans requiring stockholder approval, to review and recommend such plan to the stockholders;

•

to review the disclosures made in the Compensation Discussion and Analysis and advise our Board whether, the Compensation Discussion and Analysis is satisfactory for inclusion in our annual report on Form 10-K and proxy statement;

•	to prepare an annual compensation committee report for inclusion in our proxy statement for the annual meeting of stockholders;
•	to administer our equity-based compensation plans, including the grant of stock options and other equity awards under such plans; and
•	to consider the results of the most recent stockholder advisory vote on executive compensation when determining compensation policies and making decisions on executive compensation.

Under our Compensation Committee Charter, any compensation determinations pertaining to Ellen M. Cotter and Margaret Cotter are subject to review and approval by our Board.

The Compensation Committee Charter is available on our website at http://www.readingrdi.com/about/#comittee-charters.

______________________________

1 Under our Compensation Committee Charter, “executive officer” is defined to mean the chief executive officer, president, chief financial officer, general counsel, principal accounting officer, any executive vice president of the Company and any managing director of Reading Entertainment Australia, Pty Ltd and/or Reading New Zealand, Ltd.

Executive Compensation

This Compensation Discussion and Analysis (“CD&A”) and the executive compensation disclosures below are provided for the individuals who were our NEOs for 2017, who we refer to collectively as the “NEOs”2

Name	Title
Ellen M. Cotter	President and Chief Executive Officer
Robert F. Smerling	President, US Cinemas
Dev Ghose	EVP, Chief Financial Officer and Treasurer
Margaret Cotter	EVP-Real Estate Management and Development-NYC
Andrzej J. Matyczynski	EVP-Global Operations

In the first quarter of 2017, our Compensation Committee, following consultation with its independent compensation consultant, Willis Towers Watson, our Chief Executive Officer, and our legal counsel, reviewed the Company’s compensation levels, programs and practices.  Willis Towers Watson prepared materials that measured our executive and management compensation against compensation paid by peer group companies based on the 25th, 50th and 75th percentile of such peer group.  The 50th percentile was the median compensation paid by such peer group and surveyed companies to executives performing similar responsibilities and duties.  The summary included base salary, short term incentive (cash bonus) and long term incentive (equity awards) of the peer and surveyed companies to the base salary, short term incentive and long term incentive provided to our executives and management.

For 2017, our Compensation Committee, generally compared the compensation levels of our NEO’s with the compensation levels of executives at the following entities which we refer to as “our peer group:”  Acadia Realty Trust, Cedar Realty Trust Inc., Charter Hall Retail REIT, Global Eagle Entertainment Inc., IMAX Corporation, Kite Realty Group Trust, The Marcus Corporation, National CineMedia, Inc., Pennsylvania Real Estate Investment Trust, Ramco-Gershenson Properties Trust, Red Lion Hotels Corporation, Retail Opportunity Investments Corp., Saul Centers Inc., Urstadt Biddle Properties Inc., and Village Roadshow Ltd.  Our Compensation Committee established (i) 2017 annual base salaries at levels that it believed were generally competitive with executives in our peer group as described in the executive pay summary assessment prepared by Willis Towers Watson, except for the base salary of our CEO, which remains below the 25th percentile of our peer group, (ii) short term incentives in the form of discretionary annual cash bonuses based on the achievement of identified goals and benchmarks, and (iii) long-term incentives in the form of employee stock options and restricted stock units (“RSUs”) that are used as a retention tool and as a means to further align an executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value.

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

______________________________

2 While this CD&A is focused on our NEO’s, the same process described for our NEO’s is followed in setting compensation for all our “Executive Officers.”

Role of Chief Executive Officer in Compensation Decisions

At our Compensation Committee’s direction, our Chief Executive Officer prepared an executive compensation review for 2017 for each of the NEO’s (other than the Chief Executive Officer), which included recommendations for:

•	2017 Base Salary;
•	a proposed year-end short-term incentive in the form of a target cash bonus based on the achievement of certain objectives; and
•	a long-term incentive in the form of stock options and restricted stock units for the year under review.

Our Compensation Committee performed an annual review of 2017 NEO compensation in the first quarter of 2018, with a presentation by our Chief Executive Officer regarding each element of NEO compensation arrangements.  Our Compensation Committee reviewed the performance goals of our NEO’s and the extent to which the NEO achieved such goals.  Our Compensation Committee, in determining final incentive compensation for services rendered in 2017, also considered, among other things, the recommendations of our Chief Executive Officer, the overall operating results of our Company and the challenges met in achieving those operating results.

As part of the NEO compensation review, our Chief Executive Officer recommended, in certain cases, other changes to an NEO’s compensation arrangements such as to effect a change in the executive’s responsibilities.  Our Compensation Committee evaluated the Chief Executive Officer’s recommendations and, in its discretion, accepted or rejected the recommendations, subject to the terms of any written employment agreements.

In the first quarter of 2018, our Compensation Committee met separately and with our Chief Executive Officer to review the performance goals of our various officers and to determine the extent to which the officer achieved such goals.  Our Compensation Committee, in determining final incentive compensation for services rendered in 2017, also considered, among other things, the recommendations of our Chief Executive Officer, the overall operating results of our Company and the challenges met in achieving those operating results.

The Compensation Committee noted the following with respect to 2017:

•	On March 2, 2017, our Board approved a multi-year strategic plan (the “Three Year Strategy”), which focused on our two business segments: Cinema and Property.
•	During 2017, the first year of the Three-Year Strategy, our Management focused on:
•

Upgrading our US cinemas to best-in-class standing, with special emphasis on the installation of luxury recliner seating, state-of-the-art presentation through our premium branded auditoriums and the enhancement of our Food and Beverage (“F&B”) offer;

•	Upgrading our cinemas in Australia (“AU”) by installing luxury recliner seating and premium branded auditoriums;
•	Expanding a stream of revenue through the further improvement of our online ticketing capabilities;
•

Continuing to expand our AU circuit by securing leases for two new theatres (13 screens) in AU, and a Heads of Agreement for two new theatres (12 screens) and the expansion of one existing theater in AU;

•	With respect to our Property division, moving forward on our major Value Creation Property Project at 44 Union Square in New York;
•

With respect to our Property division, completing a major expansion of our Value Creation Property Project at Newmarket Village in AU and addressing the redevelopment of our Courtenay Central shopping center in light of the earthquake that occured near Wellington in November 2016;

•	With respect to our Property division, moving forward Value Creation Property Projects at RedYard and Belmont in AU;
•	Continuing to enhance our internal controls and corporate governance policies and procedures; and
•

Continuing to strengthen our relationships with our Australian, New Zealand and US lenders with a view to enhancing our potential to secure additional debt, as well as aggressively perform cash management to reduce borrowing costs.

These efforts were undertaken against certain unanticipated material challenges, including the following:

•

the unanticipated challenges posed by the November 2016 earthquake in Wellington, New Zealand (the “Earthquake”), including relocating our Wellington office to temporary space, overseeing the car park demolition and the Q2 2017 re-opening of our cinema and retail center, and aggressively pursuing the payment of Earthquake and business interruption insurance claims.

•

the material time spent by certain executives and staff in 2017 (i) in preparation for the Cotter, Jr., Derivative Case, which was anticipated to start trial in Nevada on January 8, 2018, but which was continued by the Nevada District Court at the request of Mr. Cotter, Jr. and (ii) dealing with efforts by James J. Cotter, Jr., in the Cotter Trust Litigation to convince the California Superior Court to market and potentially sell a controlling interest in our Company.

These and other factors were considered by our Compensation Committee.

CEO Compensation

For 2017, our Compensation Committee met in executive sessions without our Chief Executive Officer to consider the Chief Executive Officer’s compensation, including base salary, cash bonus and equity award, if any.  Prior to such executive sessions, our Compensation Committee interviewed our Chief Executive Officer to obtain a better understanding of factors contributing to the Chief Executive Officer's compensation.  With the exception of these executive sessions of our Compensation Committee, as a rule, our Chief Executive Officer participated in all deliberations of the Compensation Committee relating to NEO compensation.  However, our Compensation Committee also asked our Chief Executive Officer to be excused for certain deliberations with respect to the compensation recommended for Margaret Cotter, the sister of our Chief Executive Officer.

The Base Salary set for our Chief Executive Officer for 2017, or $463,800, remains substantially below the market base salary median for our peer group.  By comparison, the Willis Towers Watson report showed that the 25th, 50th and 75th percentiles in the peer group of CEO base salaries were $529,000, $627,000 and $717,000, respectively.  Because Ms. Cotter’s potential short term incentive payment was based on a percentage (95%) of her base salary, which was below the 25th percentile of market peers,  Ms. Cotter’s potential short term incentive payment was also set to be in a lower range than market peers.

2017 Base Salaries

Our Compensation Committee reviewed the executive pay summary prepared by Willis Towers Watson and other factors and engaged in extensive deliberation and then recommended the following 2017 base salaries for the following NEOs.

Name	Title	2017 Base Salary(1)
Ellen Cotter	President and Chief Executive Officer	$463,800
Dev Ghose	EVP, Chief Financial Officer, and Treasurer	412,000
Robert F. Smerling	President, US Cinemas	393,000
Margaret Cotter	EVP-Real Estate Management and Development-NYC	365,000
Andrzej J. Matyczynski	EVP-Global Operations	348,000
(1)	Base salary in 2017 includes car allowances which were previously referenced separately.

2017 Short Term Incentives

The Short Term Incentives authorized by our Compensation Committee provide our NEOs with an opportunity to earn an annual cash bonus based upon the achievement of certain of our Company’s financial goals, division goals and individual goals, established by our Chief Executive Officer and approved by our Compensation Committee during the first quarter of 2017.  Under our Compensation Committee Charter,  the compensation payable to our Chief Executive Officer, Ellen Cotter, and Margaret Cotter must also be approved by our Board. Participants in the short-term incentive plan are advised of his or her annual potential target bonus expressed as a percentage of the participant’s base salary and by dollar amount.

For 2017, the performance goals for our NEOs included (i) a target for a Company-wide Performance Goal Operational Metric based upon Company-wide “Compensation Adjusted EBITDA” (a non-GAAP measure defined below); and (ii) Company-wide Performance Goal Development Metrics, (iii) Division Performance Goal Operational Metrics3, and (iv) Division Performance Goal Development Metrics.  In addition, each of our NEOs was provided individually tailored goals based on the NEO’s respective areas of responsibility, which goals were approved by our Compensation Committee.

______________________________

3 Our Chief Executive Officer and Chief Financial Officer did not have “divisional” based goal metrics.

Management and the Compensation Committee use “Earnings before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” a non-GAAP financial measure, for a number of purposes in assessing the performance of the Company. See Item 6 – Selected Financial Data for a discussion and reconciliation of EBITDA.  “Compensation Adjusted EBITDA” is one of the two principal Company-wide performance metrics used by the Compensation Committee and for assessing the performance of executives of the Company.  Compensation Adjusted EBITDA is not otherwise used by management and is calculated in a manner intended to adjust out of EBITDA those elements not generally within the control of our executives, considering the precision of the annual operating and capital expenditure budgets and the circumstances during the year.

In the first quarter of 2017, our Compensation Committee set the following Company-wide Adjusted EBITDA targets:

(i)	Threshold – $40,050,000
(ii)	Target – $44,500,000
(iii)	Maximum – $49,000,000

The Compensation Adjusted EBITDA approved by our Compensation Committee for determining our Company-wide Performance Goal Operational Metric was determined by our Compensation Committee to be $43,829,000.  It was determined as follows:

		($ in thousands)
Net Income (Comparable GAAP financial measure)		30,999
EBITDA (Non GAAP measure, see Item 6 – Selected Financial Data for reconciliation to net income)		$57,472
Compensation Committee adjustments to EBITDA:
(i)	Adjustment for certain extraordinary legal expenses	3,920
(ii)	Elimination of gain on sale of land (Burwood)	(9,360)
(iii)	Elimination of gain on insurance recoveries (Courtenay Central, NZ)	(9,217)
(iv)	Adjustment for 2017 estimated impact of screen closures	1,144
(v)	Elimination of unbudgeted impairment charges or gains	—
(vi)	Elimination of 2017 deferred compensation	978
(vii)	Elimination of exchange rate adjustments	(1,108)
(viii)	Box office/attendance industry adjustments to account for industry	—
(ix)	Compensation Adjusted EBITDA	43,829

For each of our NEO’s Company-wide, division-wide and individual objectives were approved, together with the respective weighting of each element.  Our Compensation Committee concluded that 92.46% of the Company-wide Performance Goal Operational Metric had been met and that 67.5% of the Company-wide Performance Goal Development Metric had been met.

The following table shows which portion of each NEO’s potential bonus was dependent on which respective goal or objective:

NEO	Company-Wide Goals	Division Goals	Individual Objectives
Ellen Cotter	50%	n/a	50%
Robert F. Smerling	25%	45%	30%
Dev Ghose	50%	n/a	50%
Margaret Cotter	40%	30%	30%
Andrzej J. Matyczynski	20%	50%	30%

Ellen M. Cotter is our President and Chief Executive Officer.  Her target bonus opportunity was 95% of Base Salary.  In addition to the Company-wide goals, our Compensation Committee concluded that 90% of her Annual Performance Goals had been met.  Her individual Annual Performance Goals included developing a stronger human resources function; achieving substantial progress on future value creation opportunities; achieving certain goals for the Cinemas 1,2,3 Project; achieving certain investor relations objectives, succession planning and construction management enhancements.  Further, our Compensation Committee considered other subjective factors including her roles on behalf of the Company with respect to the Cotter, Jr. Derivative Litigation, and the Courtenay Central, NZ Earthquake.  Based on our Compensation Committee’s review, Ms. Cotter was awarded a bonus of $374,474, which was also approved by our Board.

Robert Smerling is President of US Cinemas.  His target bonus opportunity was 30% of Base Salary.  In addition to the Company-wide goals, our Compensation Committee concluded that certain of his Division Goals and certain of his Annual Performance Goals had been met.  His divisional and  individual goals related to achieving certain milestones in our US cinema circuit (i) capex program, (ii) operational strategies and (iii) lease negotiations with respect to certain cinema locations. Based on our Compensation Committee’s review, Mr. Smerling was awarded a bonus of  $70,439.

Dev Ghose is our EVP, Chief Financial Officer, and Treasurer.  His target bonus opportunity was 50% of Base Salary.  In addition to the Company-wide goals, our Compensation Committee concluded that certain of his Annual Performance Goals had been met.  His individual Annual Performance Goals included extending the duration of or obtaining new long-term borrowings; executing the 2017 tax strategy and audit; the review of controllable costs across global operations; completion of certain information technology goals; work on the material insurance claim from the Courtenay Central Earthquake; and execute and improve the investor relations program.  Based on our Compensation Committee’s review, Mr. Ghose was awarded a bonus of $154,479.

Andrzej J. Matyczynski is our EVP - Global Operations.  His target bonus opportunity was 50% of Base Salary.  In addition to the Company-wide goals, our Compensation Committee concluded that certain of his Division Goals and certain of his Annual Performance Goals had been met.  His individual goals related to his areas of responsibility, including investor relations and certain corporate growth and cinema division goals.  Based on our Compensation Committee’s review, Mr. Matyczynski was awarded a bonus of $86,993.

Margaret Cotter is our EVP – Real Estate Management and Development-NYC.  Her target bonus opportunity was 30% of Base Salary.  In addition to the Company-wide goals and her division goals, she had certain individual goals related to her areas of responsibility, including certain New York City real estate and live theater matters.  Based on our Compensation Committee’s review, Ms. Cotter was awarded a bonus of $81,569.  Ms. Cotter’s bonus was also approved by our Board.

Long-Term Incentives

Long-Term incentives utilize the equity-based plan under our 2010 Incentive Stock Plan, as amended (the “2010 Plan”).  For 2017, executive and management team participants received awards in the following forms: 50% time-based restricted stock units and 50% non-statutory stock options. The grants of restricted stock units and options will vest ratably over a four (4) year period with 1/4th vesting on each anniversary date of the grant date.

The following grants were made for 2017 on March 23, 2017:

2017
Name	Title	Dollar Amount of Restricted Stock Units	Dollar Amount of Non-Statutory Stock Options (1)
Ellen M. Cotter	President and Chief Executive Officer	$180,000	$180,000
Devasis Ghose (2)	EVP, Chief Financial Officer and Treasurer	0	0
Robert F. Smerling	President, US Cinemas	60,000	60,000
Andrzej J. Matyczynski	EVP-Global Operations	45,000	45,000
Margaret Cotter	EVP-Real Estate Management and Development-NYC	60,000	60,000
(1)	The number of shares of stock to be issued will be calculated using the Black Scholes pricing model as of the date of grant of the award.
(2)	Mr. Dev Ghose was awarded 100,000 non-statutory stock options vesting over a 4-year period commencing on Mr. Ghose’s first day of employment on May 11, 2015.

All long-term incentive awards are subject to other terms and conditions set forth in the 2010 Stock Incentive Plan and award grant.  In addition, individual grants include certain accelerated vesting provisions.  In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability, (ii)  certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have been substituted. In the case of awards to non-executive directors, the accelerated vesting will be triggered upon a change of control or certain corporate transactions in which awards are not replaced with substantially equivalent awards.

Our Compensation Committee has generally discussed, but has not yet seriously evaluated, future consideration of adding a performance condition to the long-term incentive awards.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan.  Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees generally.  Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contribution is made.  We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

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

In March 2016, the Compensation Committee approved a one-time retirement benefit for Robert Smerling, President, US Cinemas, due to his significant long term service to the Company.  The retirement benefit is a single year benefit in an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the then most recently completed five year period.

We currently maintain no other retirement plan for our NEOs.

Key Person Insurance

We maintain life insurance on certain individuals who we believe to be key to our management, including certain NEOs.  If such individual ceases to be our employee or independent contractor, as the case may be, she or he is permitted, by assuming responsibility for all future premium payments, to replace our Company as the beneficiary under such policy.  These policies allow each such individual to purchase up to an equal amount of insurance for such individual’s own benefit.  In the case of our employees, the premium for both the insurance as to which we are the beneficiary and the insurance as to which our employee is the beneficiary, is paid by us.  In the case of NEOs, the premium paid by us for the benefit of such individual is reflected in the Compensation Table in the column captioned “All Other Compensation.”

Employee Benefits and Perquisites

Our NEOs are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally.  We do not generally provide our NEOs with perquisites or other personal benefits.  Historically, certain of our other NEOs also received an automobile allowance.

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

Say on Pay

At our Annual Meeting of Stockholders held on November 7, 2017, we held an advisory vote on executive compensation.  Our stockholders voted in favor of our Company’s executive compensation, as well as in favor to change the “say on pay” vote to an annual vote.  The Compensation Committee reviewed the results of the advisory vote on executive compensation in 2017 and did not make any changes to our compensation based on the results of the vote.  Our next advisory vote of our stockholders on executive compensation will be at our 2018 Annual Meeting of Stockholders.

Policy on Stock Ownership

At its meeting held on March 23, 2017, our Board determined that, as a matter of policy, directors should hold shares of the Company’s common stock having a fair market value equal to not less than three times (3X) their annual cash retainer, that the chief executive officer should hold shares of the Company’s common stock having a fair market value equal to not less than six times (6X) her base salary, and that all other executive officers (as defined in the Compensation Committee Charter) should hold shares of the Company’s common stock having a fair market value equal to not less than one times (1X) their respective base salaries.  In each case, fair market value would be determined by reference to the trading price of such securities on the NASDAQ, as measured at the end of each calendar year.  The Board further determined that for purposes of determining requisite stock ownership, there should be included all shares owned of record or beneficially, all vested and unvested stock options and all vested and unvested restricted stock units held by such individual and that the individuals covered by the policy should have a period of five years in which to achieve such levels of ownership.

Executive Compensation

This section discusses the material components of the compensation program for our executive officers named in the Summary Compensation Table below.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended December 31, 2017 to (i) Ellen M. Cotter, who served as our interim principal executive officer from June 12, 2015 through January 8, 2016 and who since that date has served as our principal executive officer, (ii) Mr. Dev Ghose, who served as our Chief Financial Officer starting May 11, 2015, and (iii) the other three most highly compensated persons who served as executive officers in 2017.

The following executives are herein referred to as our “NEOs.”

	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Ellen M. Cotter (3)	2017	463,800	--	180,000	180,000	374,474	12,060	(4)	1,210,334
President and	2016	450,000	--	150,000	150,000	363,375	25,550	(4)	1,138,925
Chief Executive Officer	2015	402,000	250,000	--	--	--	25,465	(4)	677,465
Devasis Ghose (5)	2017	412,000	--	--	--	154,479	16,005	(4)	582,484
EVP, Chief Financial	2016	400,000	--	--	--	170,000	27,140	(4)	597,140
Officer, and Treasurer	2015	257,692	75,000	--	382,334		15,730	(4)	407,005
Robert F. Smerling	2017	393,000	--	60,000	60,000	70,439	5,993	(4)	589,432
President – Domestic	2016	375,000	--	50,000	50,000	72,068	23,434	(4)	570,502
Cinema Operations	2015	350,000	75,000	--	--		22,899	(4)	447,899
Andrzej J. Matyczynski (6)	2017	348,000	--	45,000	45,000	86,993	16,750	(4)	541,743
EVP-Global Operations	2016	336,000	--	37,500	37,500	50,000	49,680	(4)(7)	510,680
	2015	324,000	--	--	--		177,140	(4)(7)	534,150
Margaret Cotter (8)	2017	365,000	--	60,000	60,000	81,569	11,950	(4)	578,519
EVP-Real Estate	2016	285,343	--	50,000	50,000	95,000	11,665	(4)	492,008
Management and Development-NYC	2015	10,990	--	--	--	--	--		10,990
(1)

Stock awards granted as a component of the 2017, 2016 and 2015 annual incentive awards are reported in this column as 2017, 2016 and 2015 compensation, respectively, to reflect the applicable service period for such awards.  Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.  The assumptions used in the valuation of these awards are discussed in Note 3 to our consolidated financial statements.  Stock options awards to Mr. Ghose were issued as a part of his employment contract, and were not subject to Compensation Committee review.  For a discussion of the material terms of each outstanding stock award, see “Compensation Discussion and Analysis – Long-Term Incentives” and the table below entitled “Outstanding Equity Awards at Year Ended December 31, 2017.”

(2)

For the year ended December 31, 2017, the Compensation Committee approved the payment of a short-term incentives cash bonus.  For a discussion regarding the 2017 short term incentive, see “Compensation Discussion and Analysis – 2017 Short Term Incentives.”

(3)	Ms. Ellen M. Cotter was appointed our interim President and Chief Executive Officer on June 12, 2015.

(4)

Includes our matching employer contributions under our 401(k) plan, the imputed tax of key person insurance, and any automobile allowances.  For 2017, only the employer contributions for the 401(k) plan to NEO’s that exceeded $10,000 are set out below.

Name	2017	2016	2015
Ellen M. Cotter	$10,800	$10,600	$10,600
Devasis Ghose	10,800	10,600	4,000
Andrzej J. Matyczynski	10,800	10,600	10,600
Margaret Cotter	10,800	10,600	0
Robert F. Smerling	0	0	0
(5)	Mr. Ghose became Chief Financial Officer and Treasurer on May 11, 2015, as such; he was paid a prorated amount of his $400,000 salary for 2015.
(6)

Mr. Matyczynski resigned as our Chief Financial Officer and Treasurer on May 11, 2015, and acted as our Strategic Corporate Advisor until March 10, 2016, then took on the role of EVP-Global Operations.

(7)

The amount includes $21,875 for 2016 and $120,000 for 2015 representing Company contributions to the increases of the vested benefits of the DCP for Mr. Matyczynski, which amounts were previously reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column.  Payment of the vested benefit under his DCP will be made in accordance with the terms of the DCP.

(8)

Margaret Cotter was retained by the Company as a full time employee commencing March 10, 2016.  As such, she was paid a prorated amount of her $350,000 base salary for 2016.  Prior to that time, she provided services as an employee of OBI.  A discussion of that arrangement and the amounts paid to OBI are set forth under the caption Certain Relationships and Related Party Transactions, below.

In addition to the compensation set forth herein for our NEO’s, we are  providing the following compensation information for our General Counsel, S. Craig Tompkins.  Mr. Tompkins was employed by the Company on June 1, 2017, as our Company’s non-executive General Counsel.  From June 1, 2017 through December 31, 2017, the salary received by Mr. Tompkins as an employee was $248,000.  This amount does not include cash compensation paid to Mr. Tompkins prior to June 1, 2017 when Mr. Tompkins was an independent contractor.

In 2017, Mr. Tompkins was granted 5-year options to acquire 37,262 shares of Class A Common Stock at exercise prices of $15.97 and $15.67 and RSUs for 11,151 shares of Class A Common Stock.

Following his employment as General Counsel in 2017, and in connection with his employment, Mr. Tompkins was granted a separation benefit in an amount equal to the difference between (a) the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Tomkins in the then most recently completed five year period and (b) all amounts paid to Mr. Tompkins under a pension plan (the “Craig Corporation Plan”) established for his benefit when he was an employee of Craig Corporation (a corporate predecessor of our Company and now a wholly owned subsidiary of our Company).  The amount paid to Mr. Tompkins in 2017 under the Craig Corporation Plan was $197,060.

In 2017, Mr. Tompkins also received benefits (including 401(k) and key man life insurance) commensurate with other senior executives of the Company.

Grants of Plan-Based Awards

The following table contains information concerning (i) potential payments under the Company’s compensatory arrangements when performance criteria under such arrangements were established by the Compensation Committee in the first quarter of 2017 (actual payouts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table) and (ii) stock awards and options granted to our NEOs for the year ended December 31, 2017:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)(2)	Award ($/share)	Awards ($)(3)
Ellen M.	Short-term Incentive(1)		220,305	440,610	660,915	--	--	--
Cotter	Stock Options	3/23/2017								52,023	15.97
	RSU	3/23/2017							11,271			360,000

Devasis	Short-term Incentive(1)		103,000	206,000	309,000	--	--	--	--	--	--	--
Ghose	Stock Options
	RSU

Robert F.	Short-term Incentive(1)		60,030	120,060	180,090	--	--	--
Smerling	Stock Options	3/23/2017								17,341	15.97
	RSU	3/23/2017							3,757			120,000

Andrzej J.	Short-term Incentive(1)		87,250	174,000	261,000	--	--	--
Matyczynski	Stock Options	3/23/2017								13,006	15.97
	RSU	3/23/2017							2,818			90,000

Margaret	Short-term Incentive(1)		54,750	109,500	164,250	--	--	--		17,341	15.97	120,000
Cotter	Stock Options	3/23/2017
	RSU	3/23/2017							3,757

(1)

Represents the short-term (or annual) incentive for fiscal year 2017.  The award amount is based upon the achievement of certain company financial goals measured by our EBITDA and development metrics, division goals and individual goals, as approved by the Compensation Committee.  For a discussion regarding the 2017 short term incentive, see “Compensation Discussion and Analysis – 2017 Short Term Incentives.”

(2)

Represents stock options granted under our Stock Incentive Plan.  The stock options granted to the NEOs in 2017 have a 5 year term and vests to 25% of the shares of our common stock underlying the option grant per year on the first day of each successive 12 month period commencing one year from the date of the grant.  Options are granted with an exercise price equal to the closing price per share on the date of grant.

(3)	Represents the aggregate ASC 718 value of awards made in 2017.

Nonqualified Deferred Compensation

Name	Executive contributions in 2017 ($)	Registrant contributions in 2017 ($)	Aggregate earnings in 2017 ($)	Aggregate withdrawals/distributions ($)	Number of Years of Credited Service	Aggregate balance at December 31, 2017 ($)
Andrzej J. Matyczynski (1)	0	0	0	0	7	621,875
(1)	Mr. Matyczynski is the only executive who has a Nonqualified Deferred Compensation.
(2)	This amount reflects the aggregate amount of contributions to the DCP made by the Company in prior years, which amounts were reported in the Summary Compensation Table in those prior year.

See Item 11 - Other Retirement Plans for a description of the DCP.

2010 Equity Incentive Plan

On May 13, 2010, our stockholders approved the 2010 Stock Incentive Plan at the annual meeting of stockholders in accordance with the recommendation of our Board.  The Plan provides for awards of stock options, restricted stock, bonus stock, and stock appreciation rights to eligible employees, Directors, and consultants.  On March 10, 2016, our Board approved a First Amendment to the Plan to permit the award of restricted stock units. On March 2, 2017 and on April 26, 2017, our Board approved a further amendment to the Plan (the Second Amendment to the Plan) (i) to allow net exercises of stock options to be made at the Participant’s election; (ii) to incorporate the substance of the resolutions of the Compensation Committee on May 16, 2013 authorizing certain cashless transactions and automatic exercise of expiring in the money options; (iii) to broaden the permissible tax withholding by surrender of shares and (iv) to change the definition of Fair Market Value for purposes of the calculation of share value for purposes of net exercises and cashless exercises from the closing price to the average of the price of the highest sale price and the lowest sale price on the applicable measured day. On November 7, 2017, our stockholders approved an amendment to increase the number of shares issuable under the Plan by 947,460 shares.  The Plan, as amended, permits issuance of a maximum of 2,197,460 shares of which, 932,300 has been used to date.  The Plan expires automatically on March 11, 2020.

Equity awards under our Plan are intended by us to attract and retain qualified management, directors and consultants, to bind the interests of eligible recipients more closely to our own interests by offering them opportunities to acquire our common stock and/or cash and to afford eligible recipients  stock-based compensation opportunities that are competitive with those afforded by similar businesses.  Equity awards may include stock options, restricted stock, restricted stock units, bonus stock, or stock appreciation rights.

If awarded, it is generally our policy to value stock options and restricted stock at the average of the high and low sales price of our common stock as reported on the NASDAQ Stock Market on the date the award is approved or on the date of hire, if the stock is granted as a recruitment incentive.  When stock is granted as bonus compensation for a particular transaction, the award may be based on the market price on a date calculated from the closing date of the relevant transaction.  Awards may also be subject to vesting and limitations on voting or other rights.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our NEOs as of December 31, 2017 under the Plan:

Outstanding Equity Awards at Year Ended December 31, 2017

	Option Awards						Restricted Stock Awards
Name	Class	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: No. Of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	Equity Incentive Plan Awards: No. of Unearned Common Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	29,882	29,881(2)	--	11.95	3/9/2021	--	--	--	--
	A	--	--	--	--	--	6,276 (3)	$104,809	--	--
	A	13,006	39,017 (4)	--	15.97	3/22/2022	--	--	--	--
	A	--	--	--	--	--	8,453 (5)	$141,165	--	--
Dev Ghose	A	42,500	50,000(6)		13.42	5/10/2020	--	--	--	--
Andrzej J. Matyczynski	A	25,000	--	--	6.02	8/22/2022	--	--	--	--
	A	7,471	7,470 (7)	--	11.95	3/9/2021	--	--	--	--
	A	--	--	--	--	--	1,568 (8)	$26,186	--	--
	A	3,252	9,754 (9)	--	15.97	3/22/2022	--	--	--	--
	A	--	--	--	--	--	2,113 (10)	$35,287	--	--
Robert F. Smerling	A	9,961	9,960 (11)	--	11.95	3/9/2021	--	--	--	--
	A	--	--	--	--	--	2,092 (12)	$34,936	--	--
	A	4,336	13,005 (13)	--	15.97	3/22/2022	--	--	--	--
	A	--	--	--	--	--	2,817 (14)	$47,044
Margaret Cotter	A	5,000	--	--	6.11	6/20/2018	--	--	--	--
	A	2,000	--	--	12.34	1/14/2020	--	--	--	--
	A	9,961	9,960 (15)	--	11.95	3/9/2021	--	--	--	--
	A	--	--	--	--	--	2,092 (16)	$34,936	--	--
	A	4,336	13,005 (17)	--	15.97	3/22/2022	--	--	--	--
	A	--	--	--	--	--	2,817 (18)	$47,044	--	--
(1)	Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of December 31, 2017 or $16.70.
(2)	14,941 options will vest on March 10, 2019, and 14,940 options will vest on March 10, 2020.
(3)	3,138 units will vest on each of March 10, 2019 and March 10, 2020.
(4)	13,006 options will vest on each of March 23, 2019 and March 23, 2020, and 13,005 options will vest on March 23, 2021.

(5)	2,818 units will vest on each of March 23, 2019 and March 23, 2020, and 2,817 units will vest on March 23, 2021.
(6)	25,000 options will vest on each of May 10, 2018 and May 10, 2019.
(7)	3,735 options will vest on March 10, 2019 and March 10, 2020.
(8)	784 units will vest on each of March 10, 2019 and March 10, 2020.
(9)	3,252 options will vest on March 23, 2019, and 3,251 options will vest on each of March 23, 2020 and March 23, 2021.
(10)	705 units will vest on March 23, 2019, and 704 units will vest on each of March 23, 2020 and March 23, 2021.
(11)	4,980 options will vest on each of March 10, 2019 and March 10, 2020.
(12)	1,046 units will vest on each of March 10, 2019 and March 10, 2020.
(13)	4,335 options will vest on each of March 23, 2019, March 23, 2020 and March 23, 2021.
(14)	939 units will vest on each of March 23, 2019, March 23, 2020 and March 23, 2021.
(15)	4,980 options will vest on each of March 10, 2019 and March 10, 2020.
(16)	1,046 units will vest on each of March 10, 2019 and March 10, 2020.
(17)	4,335 options will vest on each of March 23, 2019, March 23, 2020 and March 23, 2021.
(18)	939 units will vest on each of March 23, 2019, March 23, 2020 and March 23, 2021.

Option Exercises and Stock Vested

The following table contains information for our NEOs concerning the option awards that were exercised and stock awards that vested during the year ended December 31, 2017:

		Option Awards		Stock Awards
Name	Class	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Ellen M. Cotter	A	--	--	3,138	53,001
Devasis Ghose	--	--	--	--	--
Andrzej J. Matyczynski	A	--	--	785	13,259
Robert F. Smerling	A	43,750	240,188	1,046	17,667
Margaret Cotter	A	10,000	83,500	1,046	17,667

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our NEOs in connection with certain termination events, including a termination related to a change of control of the Company, as of December 31, 2017:

Mr. Dev Ghose – Separation Payment Benefit.  Mr. Ghose's employment contract with our Company expires on May 10, 2018.   It is currently anticipated that Mr. Ghose will continue with our Company as an employee under terms currently being negotiated.  Mr. Ghose will have upon the expiration of his existing employment contract, a vested right to receive a payment of twelve months salary and benefits (determined as of May 10, 2018) upon termination or non-renewal of his employment agreement.

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

Option and RSU Grants.  All long-term incentive awards are subject to other terms and conditions set forth in the 2010 Plan and award grant.  In addition, individual grants include certain accelerated vesting provisions.  In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability, (ii)  certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or  resignation for “good reason” within twenty-four months of a change of control , or a corporate transaction where equivalent awards have been substituted.   RSUs issued to our Directors provide for acceleration immediately upon a change of control.

No other NEOs currently have employment agreements or other arrangements providing benefits upon termination or a change of control.  The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2017, assuming the transaction took place on December 31, 2017 at price equal to the closing price of the Class A stock, which was of $16.70.

	Payable on upon Termination without Cause ($)				Payable on upon Termination in Connection with a Change in Control ($)			Payable upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards(1)	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options (1)	Benefits Payable under Retirement Plans or the DCP
Ellen M. Cotter	--	--	151,434	--	--	245,974	321,851	--
Devasis Ghose	412,000	--	221,400	10,616	824,000	--	303,400	--
Andrzej J. Matyczynski	--	--	304,861	--	--	61,473	347,464	621,875 (2)
Margaret Cotter	--	--	112,150	--	--	81,980	168,954	--
Robert F. Smerling	--	--	50,480	--	--	81,980	107,284	579,967 (3)
(1)

Reflects the amount calculated by multiplying the number of vested stock options by the difference between the closing price of our Common Stock as of December 28, 2017 or $16.70.  Accelerated vesting is triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have been substituted.

(2)

Represents vested benefit under his DCP and the payment will be made in accordance with the terms of the DCP. For a discussion regarding the Mr. Matyczynski’s DCP, see “Compensation Discussion and Analysis – Other Elements of Compensation – Other Retirement Plans.”

(3)

Mr. Smerling’s one-time retirement benefit is a single year payment based on the average of the two highest total cash compensation (bash salary plus cash bonus) years paid to Mr. Smerling in the most recently completed five-year period.  The figure quoted in the table represents the average of total compensation paid for years 2017 and 2016.

Employment Agreements

As of December 31, 2017, our NEOs had the following employment agreements in place.

Dev Ghose. On April 20, 2015, we entered into an employment agreement with Mr. Dev Ghose, pursuant to which he agreed to serve as our Chief Financial Officer for  one-year terms, renewable annually, commencing on May 11, 2015.  The employment agreement provides that Mr. Ghose is to receive an annual base salary of $412,000, with an annual target bonus of $206,000, and employee benefits in line with those received by our other senior executives.  Mr. Ghose was also granted stock options to purchase 100,000 shares of Class A Stock at an exercise price equal to the closing price of our Class A Stock on the date of grant and which will vest in equal annual increments over a four-year period, subject to his remaining in our continuous employ through each annual vesting date.

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

Mr. Ghose's employment contract with our Company expires on May 10, 2018.  It is currently anticipated that Mr. Ghose will continue with our Company as an employee under terms currently being negotiated.  Mr. Ghose will have upon the expiration of his existing employment contract, a vested right to receive a payment of twelve months salary and benefits (determined as of May 10, 2018) upon termination or non-renewal of is employment agreement.

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

Director Compensation Table

The following table sets forth information concerning the compensation to persons who served as our non‑employee Directors during 2017 for their services as Directors.  Ms. Ellen Cotter, our Chief Executive Officer, President and Chair of the Board, and Ms. Margaret Cotter, our EVP Real Estate Management and Development – NYC, and Vice-Chair of the Board, did not receive  additional compensation for their services as Directors.  For more information on their compensation, See “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Judy Codding	70,000 (3)	60,000	0	130,000
James J. Cotter, Jr.	50,000 (4)	60,000	0	110,000
Guy W. Adams	70,000 (5)	60,000	0	130,000
William D. Gould	80,000 (6)	60,000	0	140,000
Edward L. Kane	80,000 (7)	60,000	0	140,000
Douglas J. McEachern	89,253 (8)	60,000	0	149,253
Michael Wrotniak	58,247 (9)	60,000	0	118,247
(1)	Fair value of the award computed in accordance with FASB ASC Topic 718.
(2)	The Following table sets forth the number of stock awards outstanding at December 31, 2017 for each of our non-employee Directors:

Judy Codding	4,383
James J. Cotter, Jr.	4,383
Guy W. Adams	4,383
William D. Gould	4,383
Edward L, Kane	4,383
Douglas McEachern	4,383
Michael Wrotniak	4,383
(3)	Represents payment of Base Director Fee of $50,000, a Compensation Committee Member Fee of $5,000 and a Special Independent Committee Member Fee of $15,000.
(4)	Represents payment of Base Director Fee of $50,000.
(5)	Represents payment of Base Director Fee of $50,000 and an Executive Committee Chairman Fee of $20,000.
(6)	Represents payment of Base Director Fee of $50,000, Lead Independent Director Fee of $10,000 and a Special Independent Committee Chairman Fee of $20,000.
(7)	Represents payment of Base Director Fee of $50,000, Audit Committee Member Fee of $7,500, Compensation Committee Chairman Fee of $15,000 and an Executive Committee Member Fee of $7,500.
(8)

Represents payment of Base Director Fee of $50,000, Audit Committee Chairman Fee of $20,000 and a Special Independent Committee Member Fee of $15,000.  The amount also includes a prorated Compensation Committee Fee of $4,253 for 2017.

(9)	Represents payment of Base Director Fee of $50,000 and Audit Committee Member Fee of $7,500. The amount also includes a prorated Compensation Committee Member Fee of $747 for 2017.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently composed of Mr. Kane, who serves as Chair, Dr. Codding and Mr. Wrotniak.  Mr. McEachern served on our Compensation Committee until November 2017.  None of the members of the Compensation Committee was an officer or employee of the Company at any time during 2017.  None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has or had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Chief Executive Pay Ratio

As of December 31, 2017, we employed approximately 2,500 persons, with more than 85% of such persons being seasonal, part-time employees.  Generally, we have experienced comparatively higher turnover rates with our seasonal, part‑time employees, as compared to our full-time employees.  Accordingly, the median total compensation we estimate below, as well as the resulting ratio of Ms. Ellen Cotter’s compensation to such estimated median total compensation is reflective of both the seasonal, part-time nature of the majority of our employees, as well as the fact that we experience a high turnover rate with such employees each fiscal year.

Ms. Ellen Cotter’s, our President and Chief Executive Officer, for the fiscal year 2017 received total compensation of $1,210,334.  We estimate that the median W-2 (or equivalent) for all Company employees, excluding our Chief Executive Officer, was $7,465 as of December 31, 2017.  As a result, Ms. Ellen Cotter’s fiscal 2017 total compensation was approximately 162 times greater than that of the median total compensation for all of our employees.

We identified the median employee by examining the 2017 W-2 (or equivalent) for all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2017, the last day of our payroll year (whether employed on a full-time, part-time, or seasonal basis).  For such employees, we did not make any assumptions, adjustments, or estimates with respect to total compensation, and we did not annualize the compensation for any employees that were not employed by us for all of 2017.  For employees based and paid overseas, we converted their earnings to US dollars using the average exchange rates between local currency and US dollars.  After identifying the median employee, we calculated the above total compensation for such employee using the same methodology we use for our NEO’s as set forth in the Summary Compensation Table.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 401(b) of Regulation S-K and, based on such review and discussions, has recommended to our Board that the foregoing “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Respectfully submitted, Edward L. Kane, Chair Judy Codding Michael Wrotniak

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2017, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	524,589	(2)	12.50
Restricted Stock Units	138,691	(2)	N/A
Total	663,280		12.50	317,700
(1)	These plans are the Company’s 1999 Stock Option Plan and 2010 Stock Incentive Plan.
(2)	Represents outstanding stock awards only.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the shares of Class A Stock and Class B Stock beneficially owned on March 31, 2018 by:

•	each of our Directors;
•	each of our executive officers and current NEOs set forth in the Summary Compensation Table of this Form 10-K;
•	each person known to us to be the beneficial owner of more than 5% of our Class A and Class B Stock; and
•	all of our Directors and executive officers as a group.

Except as noted, and except pursuant to applicable community property laws, we believe that each beneficial owner has sole voting power and sole investment power with respect to the shares shown.  An asterisk (*) denotes beneficial ownership of less than 1%.

	Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEOs
Ellen M. Cotter (2)(14)	3,187,621	15.0	1,173,888	69.8
James J. Cotter, Jr. (3) (14)	680,128	3.2	--	--
Margaret Cotter (4)(14)	3,434,700	16.1	1,158,988	69.0
Guy W. Adams (5)	6,404	*	--	--
Judy Codding (6)	11,404	*	--	--
Devasis Ghose (7)	75,000	*	--	--
William D. Gould (8)	62,723	*	--	--
Edward L. Kane (9)	21,404	*	100	*
Andrzej J. Matyczynski (10)	63,776	*	--	--
Douglas J. McEachern (11)	48,704	*	--	--
Robert F. Smerling (12)	21,860	*	--	--
Michael Wrotniak	20,404	--	--	--
5% or Greater Stockholders
James J. Cotter Living Trust (13)	1,897,649	8.8	696,080	41.4
Estate of James J. Cotter, Sr. (Deceased) (13)	326,800	1.5	427,808	25.5
Mark Cuban (14)	72,164	*	207,913	12.4
5424 Deloache Avenue
Dallas, Texas 75220
GAMCO Investors, Inc. (15)	--	--	84,530	5.0
One Corporate Center
Rye, New York 10580
PICO Holdings, Inc. and PICO Deferred Holdings, LLC (16)	--	--	7,441	--
875 Prospect Street, Suite 301
La Jolla, California 92037
James J. Cotter Foundation	102,751	*
Cotter 2005 Grandchildren’s Trust	274,390	1.3
All Directors and executive officers as a group (12 persons) (17)	4,848,656	22.8	1,209,088	71.9

(1)

Percentage ownership is determined based on 21,312,004 shares of Class A Stock and 1,680,590 shares of Class B Stock outstanding on December 31, 2017.  Beneficial ownership has been determined in accordance with SEC rules.  Shares subject to options that are currently exercisable, or exercisable within 60 days following the date as of which this information is provided, and not subject to repurchase as of that date, which are indicated by footnote, are deemed to be beneficially owned by the person holding the options and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)

The Class A Stock shown includes 42,888 shares subject to stock options or RSUs as well as 817,533 shares held directly.  The Class A Stock shown also includes 102,751 shares held by the Cotter Foundation.  Ellen M. Cotter is a Co-Trustee of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 326,800 shares that are part of the Cotter Estate that is being administered in the State of Nevada.  On December 22, 2014, the District Court of Clark County, Nevada, appointed Ellen M. Cotter and Margaret Cotter as co-executors of the Cotter Estate.  As such, Ellen M. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown also include 1,897,649 shares held by the Cotter Living Trust.  See footnotes (12) to this table for information regarding beneficial ownership of the shares held by the Cotter Living Trust.  As Co-Trustees of the Cotter Living Trust, Ellen Cotter and Margaret Cotter would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (14).  Together Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock.

(3)

The Class A Stock shown is made up of 302,987 shares held directly. The Class A Stock shown also includes 274,390 shares held by the Cotter 2005 Grandchildren’s Trust and 102,751 held by the Cotter Foundation.  Mr. Cotter, Jr. is Co-Trustee of the Cotter 2005 Grandchildren’s Trust and of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Mr. Cotter, Jr. disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any, in such shares. Mr. Cotter, Jr. has contended that he is a Co-Trustee with his sisters of the Cotter  Living Trust.  On March 23, 2018, the Superior Court in the Cotter Trust Litigation ruled in effect, that Mr. Cotter, Jr., is not a Co-Trustee of the Cotter Living Trust.

(4)

The Class A Stock shown includes 21,297 shares subject to stock options as well as 811,813 shares held directly.  The Class A Stock shown also includes 274,390 shares held by the Cotter 2005 Grandchildren’s Trust and 29,730 shares from the Cotter Profit Sharing Plan.  Margaret Cotter is Co-Trustee of the Cotter 2005 Grandchildren’s Trust and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown includes 326,800 shares of Class A Stock that are part of the Cotter Estate.  As Co-Executor of the Cotter Estate, Ms. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown also include 1,897,649 shares held by the Cotter Living Trust.  See footnote (12) for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, Ellen Cotter and Margaret Cotter would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote (14).  Together Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock.  The Class A Stock showng also inmcludeds 102,751 shares held by the Cotter Foundation, of which Ellen Cotter, Margaret Cotter and James J. Cotter, Jr., are Co-Trustees.

(5)	The Class A Stock shown includes 2,000 shares subject to stock options.
(6)	The Class A Stock shown includes 2,000 shares subject to stock options.
(7)	The Class A Stock shown includes 67,500 shares subject to stock options.
(8)	The Class A Stock shown includes 4,000 shares subject to stock options.
(9)	The Class A Stock shown includes of 4,000 shares subject to stock options.
(10)	The Class A Stock shown includes of 35,723 shares subject to stock options.
(11)	The Class A Stock shown includes of 4,000 shares subject to stock options.
(12)	The Class A Stock shown includes of 14,297 shares subject to stock options.
(13)

On June 5, 2013, the Declaration of Trust establishing the Cotter Living Trust was amended and restated (the “2013 Restatement”) to provide that, upon the death of James J. Cotter, Sr., the Trust’s shares of Class B Stock were to be held in a separate trust, to be known as the “Reading Voting Trust,” for the benefit of the grandchildren of Mr. Cotter, Sr. Mr. Cotter, Sr. passed away on September 13, 2014.  The 2013 Restatement also names Margaret Cotter the sole trustee of the Reading Voting Trust and names James J. Cotter, Jr. as the first alternate trustee in the event that Ms. Cotter is unable or unwilling to act as trustee.  The trustees of the Living Trust, as of the 2013 Restatement, were Ellen M. Cotter and Margaret Cotter.  The information in the table reflects direct ownership of the 696,080 shares of Class B Stock by the Cotter Living Trust in accordance with the Company’s stock register and beneficial ownership of such shares as being held by each of the two Co-Trustees, Ellen M. Cotter and Margaret Cotter, who, are deemed to share voting and investment power of the shares held by the Living Trust.  In its ruling on March 23, 2018, the California Superior Court established that Ellen Cotter and Margaret Cotter are the Co-Trustees of the Cotter Living Trust, and that Margaret Cotter is the sole Trustee of the Reading Voting Trust, and that Mr. Cotter, Jr., is not a trustee of either trust.

(14)	Based on Mr. Cuban’s Form 5 filed with the SEC on February 19, 2016 and Schedule 13D/A filed on February 22, 2016.
(15)

Based on GAMCO Investors, Inc.’s Schedule 13D filed filed with the SEC on December 22, 2017, on behalf of Mario J. Gabelli (“Mario Gabelli”) and various entities which Mario Gabelli directly or indirectly controls or for which he acts as chief investment officer.

(16)	Based on the PICO Holdings, Inc. and PICO Deferred Holdings, LLC Schedule 13G filed with the SEC on January 14, 2009.
(17)	The Class A Stock shown includes 185,280 shares subject to stock options and restricted stock units not currently exercisable.

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

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1, 2, 3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease.  We paid an annual rent of $590,000 for this cinema to SHC in each of 2017, 2016 and 2015.  During this same period, we received management fees from the 86th Street Cinema of $141,000, $150,000 and $151,000, respectively.

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

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema by 10 years, with a new termination date of June 30, 2020.  This amendment was reviewed and approved by our Audit Committee.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities (see our disclosure in our Annual Report on Form 10-K filed on March 16, 2018, under Part II – Item 8 (Financial Statements and Supplementary Data) Note 11 – Pension and Other Liabilities).

In February 2015, we entered into an amendment of our management agreement with SHP with respect to the Cinemas 1, 2, 3, increasing our historic management fee (5% of gross income) to include a return on $750,000 (the “Renovation Funding Amount”) used principally to purchase and install certain furniture, fixtures and equipment at the Cinemas 1 ,2, 3.   Under the amendment our management fee was increased to include an amount equivalent to 100% of any incremental positive cash flow over the average annual positive cash flow over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount) plus a 15% annual cash-on-cash return on the balance outstanding form time to time of the Renovation Funding Amount.   We retain ownership of the furniture, fixtures and equipment and have the right but not the obligation to remove such furniture, fixtures and equipment (at our own cost and expense) upon the termination of the management agreement.   Our management fees for 2017, 2016 and 2015 were $158,000, $177,000 and $153,000.

On August 31, 2016, SHP secured a new three-year mortgage loan ($20.0 million) with Valley National Bank, the proceeds of which were used to repay the mortgage on the property with the Bank of Santander ($15.0 million), to repay our Company for its $2.9 million loan to SHP, and for working capital purposes.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations were, until 2016, managed by Off-Broadway Investments, LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of the late Mr. James J. Cotter, Sr., the sister of Ellen Cotter and James Cotter, Jr., and a member of our Board of Directors. That Management Agreement was terminated effective March 10, 2016 in connection with the retention by our Company of Margaret Cotter as a full time employee.

The Theater Management Agreement generally provided for the payment of a combination of fixed and incentive fees for the management of our four live theaters.  Historically, these fees have equated to approximately 21% of the net cash flow generated by these properties. The fees to be paid to OBI for 2016 and 2015 were $79,000 and $589,000, respectively.  We also reimbursed OBI for certain travel expenses, shared the cost of an administrative assistant and provided office space at our New York offices.  The increase in the payment to OBI for 2015 was attributable to work done by Margaret Cotter, working through OBI, with respect to the development of our Union Square and Cinemas 1, 2, 3 properties.

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

Live Theater Play Investment

From time to time, our officers and Directors may invest in plays that lease our live theaters.  The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001.  The Cotter Estate and Mr. Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater. Refer to our Annual Report on Form 10-K filed on March 16, 2018, Item 3 – Legal Proceedings for more information about the show STOMP.

Shadow View Land and Farming, LLC

During 2012, Mr. Cotter, Sr., our former Chair, Chief Executive Officer and controlling stockholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of an approximately 202 acre parcel of undeveloped land in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC (“Shadow View”), which is owned 50% by our Company, and which is accounted for as a consolidated subsidiary of our Company.  The other 50% interest in Shadow View is owned by the the Cotter Estate.  We are the managing member of Shadow View, with oversight provided by our Audit and Conflicts Committee.   These services are provided without compensation.

As managing member we have from time to time made capital contributions to Shadow View and have funded on an interim basis certain operating and other costs.  Our capital contributions have been matched by the Cotter Estate, and the Cotter Estate has, upon billing, paid its 50% share of all such interim costs.

We are advised that Director Guy Adams historically has performed certain consulting services for Mr. Cotter, Sr., with respect to Mr. Cotter’s investment in Shadow View, for which he received a 5% carried interest in any profits realized by the Cotter Estate calculated after recovery of the Cotter Estate’s investment in Shadow View plus a 100% return thereon.   To date, no profits have been realized by Shadow View and, we are advised, no consulting fees have been paid by the Cotter Estate with respect to Mr. Adam’s historic consulting services.

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

Under such rules, our Board has determined that the following directors are independent: Guy Adams, Dr. Judy Codding, William Gould, Edward Kane, Douglas McEachern and Michael Wrotniak.

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

Item 14 –  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Below is a description of the amounts we paid to Grant Thornton LLP, our independent registered public accountants for the fiscal year ended December 31, 2017.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Form 10-Q provided by Grant Thornton LLP for 2017 and 2016 were approximately $840,308 and $776,500, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2017 or 2016.

Tax Fees

Grant Thornton LLP did not provide us any products or any services for tax compliance, tax advice, or tax planning for 2017 or 2016, other than certain tax reasearch, for which they were paid fees totaling $12,000.

All Other Fees

Grant Thornton LLP did not provide us any services for 2017 or 2016, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services.  Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval.  Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2017 and 2016.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)Financial Statements – See Part II, Item 8 – Financial Statements and Supplementary Data in the Original Filing.

(2)Financial Statement Schedules – See Part II, Item 8 – Financial Statements and Supplementary Data in the Original Filing.

(3)Exhibits – See Part IV, Item 15 – Exhibits and Financial Statement Schedules in the Original Filing, which is amended to include the certifications listed in the Exhibit Index below.

(b)Exhibits – See Item (a)(3) above.

(c)Financial Statement Schedules – See Item (a)(2) above.

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.
(Registrant)

Date:	April 30, 2018	By:	/s/ Devasis Ghose
Devasis Ghose
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)