Form 10-Q
period 2018-03-31
READING INTERNATIONAL INC
filed 2018-05-10
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 10, 2018, there were 21,296,438 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$8,668	$13,668
Receivables	8,922	13,050
Inventory	1,342	1,432
Prepaid and other current assets	6,713	5,325
Total current assets	25,645	33,475
Operating property, net	269,578	264,724
Investment and development property, net	66,944	61,254
Investment in unconsolidated joint ventures	5,283	5,304
Goodwill	20,383	20,276
Intangible assets, net	8,227	8,542
Deferred tax asset, net	24,834	24,908
Other assets	5,661	4,543
Total assets	$426,555	$423,026
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$27,101	$34,359
Film rent payable	7,708	13,511
Debt – current portion	10,544	8,109
Taxes payable – current	3,031	2,938
Deferred current revenue	8,276	9,850
Other current liabilities	9,515	11,679
Total current liabilities	66,175	80,446
Debt – long-term portion	108,322	94,862
Subordinated debt, net	27,564	27,554
Noncurrent tax liabilities	12,186	12,274
Other liabilities	28,553	26,649
Total liabilities	242,800	241,785
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,082,295 issued and 21,295,031 outstanding at March 31, 2018, and 33,019,565 issued and 21,251,291 outstanding at December 31, 2017	232	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2018 and December 31, 2017	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2018 and December 31, 2017	--	--
Additional paid-in capital	146,236	145,898
Retained earnings	35,920	32,679
Treasury shares	(23,223)	(22,906)
Accumulated other comprehensive income	20,241	20,991
Total Reading International, Inc. stockholders’ equity	179,423	176,910
Noncontrolling interests	4,332	4,331
Total stockholders’ equity	183,755	181,241
Total liabilities and stockholders’ equity	$426,555	$423,026

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2018	2017(1)
Revenue
Cinema	$72,255	$66,560
Real estate	3,567	2,894
Total revenue	75,822	69,454
Costs and expenses
Cinema	(54,948)	(51,782)
Real estate	(2,384)	(2,036)
Depreciation and amortization	(5,250)	(3,934)
General and administrative	(7,597)	(6,174)
Total costs and expenses	(70,179)	(63,926)
Operating income	5,643	5,528
Interest expense, net	(1,594)	(1,860)
Other income (expense)	(82)	821
Income before income tax expense and equity earnings of unconsolidated joint ventures	3,967	4,489
Equity earnings of unconsolidated joint ventures	257	255
Income before income taxes	4,224	4,744
Income tax expense	(1,155)	(1,703)
Net income	$3,069	$3,041
Less: net income (loss) attributable to noncontrolling interests	22	12
Net income attributable to Reading International, Inc. common shareholders	$3,047	$3,029
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.13	$0.13
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.13	$0.13
Weighted average number of shares outstanding–basic	22,967,237	23,168,351
Weighted average number of shares outstanding–diluted	23,132,989	23,465,176

See accompanying Notes to the Unaudited Consolidated Financial Statements.

(1) Certain prior year balances have been reclassified to conform to the 2018 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2018	2017(1)
Net income	$3,069	$3,041
Foreign currency translation (loss) gain	(803)	5,826
Other	50	48
Comprehensive income	2,316	8,915
Less: net income attributable to noncontrolling interests	22	12
Less: comprehensive (loss) income attributable to noncontrolling interests	(3)	13
Comprehensive income attributable to Reading International, Inc.	$2,297	$8,890

See accompanying Notes to the Unaudited Consolidated Financial Statements.

(1) Certain prior year balances have been reclassified to conform to the 2018 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Operating Activities
Net income	$3,069	$3,041
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(257)	(255)
Distributions of earnings from unconsolidated joint ventures	236	220
Gain recognized on foreign currency transactions	--	(825)
Change in net deferred tax assets	157	577
Depreciation and amortization	5,250	3,934
Other amortization	224	532
Stock based compensation expense	379	166
Net changes in operating assets and liabilities:
Receivables	3,205	2,215
Prepaid and other assets	(2,259)	(1,504)
Payments for accrued pension	(2,404)	--
Accounts payable and accrued expenses	1,997	(5,426)
Film rent payable	(5,790)	(1,710)
Taxes payable	150	44
Deferred revenue and other liabilities	(1,505)	(698)
Net cash provided by operating activities	2,452	311
Investing Activities
Demolition costs of operating property	--	(2,458)
Purchases of and additions to operating and investment properties	(23,231)	(8,478)
Change in restricted cash	(260)	12
Net cash used in investing activities	(23,491)	(10,924)
Financing Activities
Repayment of long-term borrowings	(9,707)	(12,875)
Proceeds from borrowings	25,998	16,119
Repurchase of Class A Nonvoting Common Stock	(317)	(671)
Proceeds from the exercise of stock options	203	3
Noncontrolling interest contributions	27	41
Noncontrolling interest distributions	(43)	(77)
Net cash provided by financing activities	16,161	2,540
Effect of exchange rate changes on cash and cash equivalents	(122)	87
Net decrease in cash and cash equivalents	(5,000)	(7,986)
Cash and cash equivalents at January 1	13,668	19,017
Cash and cash equivalents at March 31	$8,668	$11,031
Supplemental Disclosures
Interest paid	$2,121	$1,658
Income taxes paid	808	1,408
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	4,530	--

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Business and Segment Reporting

The Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999.  Our businesses consist primarily of:

•	the development, lease or ownership, and operation of multiplex cinemas in the United States, Australia, and New Zealand; and,
•	the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States.

Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate activities, we hold undeveloped land in urban and suburban centers in New Zealand and the United States.

The table below summarizes the results of operations for each of our business segments for the quarter ended March 31, 2018 and 2017, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Revenue:
Cinema exhibition	$72,255	$66,560
Real estate	5,958	4,497
Inter-segment elimination	(2,391)	(1,603)
	$75,822	$69,454
Segment operating income:
Cinema exhibition	$10,285	$9,093
Real estate	1,631	1,294
	$11,916	$10,387

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Segment operating income	$11,916	$10,387
Unallocated corporate expense
Depreciation and amortization expense	(117)	(106)
General and administrative expense	(6,156)	(4,753)
Interest expense, net	(1,594)	(1,860)
Equity earnings of unconsolidated joint ventures	257	255
Other income (expense)	(82)	821
Income before income tax expense	$4,224	$4,744

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year-ended December 31, 2017 (“2017 Form 10-K”).  All significant intercompany balances and transactions have been eliminated on consolidation.  These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include (i) projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles), (ii) valuations of our derivative instruments, (iii) recoverability of our deferred tax assets, (iv) estimation of breakage and redemption experience rates, which drive how we recognize breakage on our gift card and gift certificates, and revenue from our customer loyalty program, and (v) allocation of insurance proceeds to various recoverable components. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made in the March 31, 2017 comparative information in our consolidated financial statements and accompanying notes to conform to the 2018 presentation.  These reclassifications relate to the following immaterial balances:

(i)	net-off of interest income against interest expense in our consolidated statements of income; and,
(ii)	combination of certain components in our consolidated statements of comprehensive income into one line, “Others”.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

ASU 2014-09 Revenue from Contracts with Customers: On 1 January 2018, we adopted the new accounting standard ASC 606 Revenue from Contracts with Customers using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income and cash flows from operations on an ongoing basis.

Our cinema and food and beverage revenue continues to be recognized upon sale and completion of the provision of the movie or performance, or delivery of food and beverage items. Where necessary, revenue is deferred until these obligations are discharged. Property rentals continue to be recognized on a straight line basis, and live theatre license fees continue to be based on a percentage of weekly ticket sales. Under the new standard, rewards owed to and points accrued by Members of our customer loyalty programs are held as deferred revenue. Revenue from unredeemed gift cards and certificates (known as “breakage” in our industry) is recognized in proportion to the pattern of rights exercised by the customer, when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 Revenue from Contracts with Customers were as follows:

(Dollars in thousands)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Deferred income taxes	24,908	(161)	24,747
Liabilities
Deferred current revenue	9,850	(354)	9,496
Stockholders' Equity
Retained earnings	32,679	194	32,873

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows:

(Dollars in thousands)	As Reported, March 31, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Revenues
Cinema	72,255	71,995	260
Income tax expense	(1,155)	(1,084)	(71)
Net income	3,047	2,858	189

(Dollars in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Assets
Deferred income taxes	24,834	24,905	(71)
Liabilities
Deferred current revenue	8,276	8,536	(260)
Stockholders' Equity
Retained earnings	35,920	35,731	189

Refer to Note 1: - Description of the Business and Segment Reporting for a disaggregation of our revenue sources.

Cinema Segment

Sales of cinema tickets and food and beverage (“F&B”) revenue: recognized when sold and collected, either in cash or by credit card at our theatre locations and through our online selling channels. Sales of bulk or advanced tickets are deferred and recognized as revenue when the related screening for that ticket is shown.

Gift Card/Certificate Programs: We run gift card and gift certificate programs in all three countries. Revenue from these programs is deferred and recognized when redeemed. From January 1, 2018, we recognize revenue on unredeemed cards and certificates using the proportional method, whereby breakage revenue is recognized in proportion to the pattern of rights exercised by the customer when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts. This is based on a breakage ‘experience rate’, which is determined by historical redemption data.

Loyalty revenue: We run a customer loyalty program in every country. From January 1, 2018, a component of revenue from Members of our Loyalty Programs relating to the earning of loyalty rewards is deferred until such a time as Members redeem rewards, or until we believe the likelihood of redemption by the Member is remote. Deferral is based on the progress made toward the next reward, the fair value of that reward, and the likelihood of redemption, determined by historical redemption data.

Advertising revenue: recognized based on contractual arrangements or relevant admissions information, as appropriate.

Real Estate

Live Theatre License Fees: We lease theatre space to third party production companies. Revenue is recognized in accordance with the license agreement, and is recorded on a weekly basis after the performance of a show has occurred.

Property Rentals:  we contractually retain substantially all of the risks and benefits of ownership of our real estate properties and therefore, we account for our tenant leases as operating leases.  Accordingly, rental revenue is recognized on a straight-line basis over the lease term.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows, Topic 230: Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This new guidance requires that amounts generally described as restricted cash and cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. This guidance has no material effect on our consolidated statement of cash flows.

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The amendments covered in this ASU are improvements to current GAAP, as such amendments will provide guidance with respect to eight (8) specific cash flow classification issues, thereby reducing the current and potential future diversity in practice. Adoption of this guidance has no material effect on our consolidated statement of cash flows.

On January 1, 2018, the Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The amendments in this Update (i) require that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and (iii) allow only the service cost component of net benefit cost to be eligible for capitalization.  The new guidance has no material impact on our consolidated financial statements.

Also, on January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU provides that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a “business”, thus reducing the number of transactions that need further evaluation for business combination.   The new guidance has no material impact on our current consolidated financial statements, and we do not expect the ASU 2017-01 to be applicable to our consolidated financial statements in the near term unless we enter into a definitive business acquisition transaction.

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

This new guidance, which becomes effective for us by January 1, 2019, establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of this new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material since a majority of our operating cinemas are leased.  We have developed an implementation plan. Significant implementation matters that we are addressing include (i) assessment of lease population, (ii) determination of appropriate discount rate to use and (ii) assessment of renewal options to include in the initial lease term. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to the recognition of new ROU assets and lease liabilities on its balance sheet for cinemas currently subject to operating leases.

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

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2018. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Likewise, historically, our overall operating strategy has been to conduct business mostly on a self-funding basis (except for funds used to pay an appropriate share of our U.S. corporate overhead).  As such, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure.  However, in certain circumstances, we may decide to move funds between jurisdictions where circumstances encouraged us to do so from an overall economic standpoint. Going forward, particularly in light of recent tax law changes, we intend to take a more global view of our financial resources, and to be more flexible in making use of resources from one jurisdiction in other jurisdictions.

As of December 31, 2016, we determined certain historically long-term intercompany loans from the U.S. Parent Company to our Australian subsidiary should be considered short-term. Subsequently, on September 1, 2017, we determined that the remaining AU$21.1 million in such long-term intercompany loans should be considered as short-term as well. This loan was paid in full on December 21, 2017. As a result of the above, we recognized foreign exchange gain on these intercompany advances based on the relative strengthening of the Australian dollar to the U.S. dollar in the amounts of $0 and $825,000 for the three months ended March 31, 2018 and March 2017 respectively in our Consolidated Statements of Income.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2018	December 31, 2017	March 31, 2017
Spot Rate
Australian Dollar	0.7690	0.7815	0.7638
New Zealand Dollar	0.7239	0.7100	0.7001
Average Rate
Australian Dollar	0.7861	0.7670	0.7584
New Zealand Dollar	0.7275	0.7111	0.7122

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
(Dollars in thousands, except share data)	March 31, 2018	March 31, 2017
Numerator:
Net income attributable to RDI common stockholders	$3,047	$3,029
Denominator:
Weighted average number of common stock – basic	22,967,237	23,168,351
Weighted average dilutive impact of awards	165,752	296,825
Weighted average number of common stock – diluted	23,132,989	23,465,176
Basic EPS attributable to RDI common stockholders	$0.13	$0.13
Diluted EPS attributable to RDI common stockholders	$0.13	$0.13
Awards excluded from diluted EPS	--	--

Our weighted average number of common stock - basic decreased primarily as a result of our repurchase of 386,462 shares of Class A Common Stock during the 12 months ended March 31, 2018, pursuant to our current stock repurchase program offset by the issuance of shares due to the exercise of share options and vesting of restricted stock units.

Note 5 – Property and Equipment

Operating Property, net

As of March 31, 2018 and December 31, 2017, property associated with our operating activities is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Land	$76,125	$76,457
Building and improvements	152,350	153,232
Leasehold improvements	48,469	48,481
Fixtures and equipment	152,116	145,033
Construction-in-progress	29,477	26,000
Total cost	458,537	449,203
Less: accumulated depreciation	(188,959)	(184,479)
Operating property, net	$269,578	$264,724

Depreciation expense for operating property was $4.7 million for the quarter ended March 31, 2018 and $3.5 million for the quarter ended March 31, 2017.

Investment and Development Property, net

As of March 31, 2018 and December 31, 2017, our investment and development property is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Land	$25,283	$25,025
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	39,761	34,329
Investment and development property	$66,944	$61,254

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the three months ended March 31, 2018 are shown below:

(Dollars in thousands)	Balance, December 31, 2017	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, March 31, 2018
Union Square development	$29,223	$5,486	$--	$--	$34,709
Newmarket Property development	370	756	(636)	(8)	482
Courtenay Central development	4,676	-	--	91	4,767
Cinema developments and improvements	19,015	5,123	(2,879)	54	21,313
Other real estate projects	7,045	1,020	--	(98)	7,967
Total	$60,329	$12,385	$(3,515)	$39	$69,238

(1) Includes capitalized interest of $335,000 for the quarter ended March 31, 2018.

Real Estate Transactions

Sale of Landholding in Burwood, Australia

On December 14, 2017, we received $28.1 million (AU$36.6 million) representing the final payment with respect to the $50.6 million (AU$64.9 million) sale price of our property in Burwood, Victoria, Australia.  Previously, partial payments of $16.6 million (AU$21.8 million) and $5.9 million (AU$6.5 million) were received on June 19, 2017 and May 23, 2014.

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2018 and December 31, 2017:

		March 31,	December 31,
(Dollars in thousands)	Interest	2018	2017
Rialto Cinemas	50.0%	$1,279	$1,186
Mt. Gravatt	33.3%	4,004	4,118
Total investments		$5,283	$5,304

For the quarter ended March 31, 2018 and 2017, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Rialto Cinemas	$70	$39
Mt. Gravatt	187	216
Total equity earnings	$257	$255

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2017	$15,052	$5,224	$20,276
Foreign currency translation adjustment	107	--	107
Balance at March 31, 2018	$15,159	$5,224	$20,383

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2018. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2018, we were not aware of any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of March 31, 2018 and December 31, 2017, respectively.

	As of March 31, 2018
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,836	$7,255	$1,139	$37,230
Less: Accumulated amortization	(23,511)	(5,004)	(488)	(29,003)
Net intangible assets other than goodwill	$5,325	$2,251	$651	$8,227

	As of December 31, 2017
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,860	$7,254	$1,139	$37,253
Less: Accumulated amortization	(23,292)	(4,936)	(483)	(28,711)
Net intangible assets other than goodwill	$5,568	$2,318	$656	$8,542

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over its estimated useful life of 45 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2018.

	Quarter Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Beneficial lease amortization	$207	$304
Other amortization	93	102
Total intangible assets amortization	$300	$406

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Prepaid and other current assets
Prepaid expenses	$2,486	$1,625
Prepaid rent	1,101	1,055
Prepaid taxes	633	653
Income taxes receivable	2,187	1,686
Deposits	243	243
Investment in marketable securities	46	46
Restricted cash	17	17
Total prepaid and other current assets	$6,713	$5,325
Other non-current assets
Straight-line rent	3,421	2,564
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	8	7
Long-term restricted cash	260	--
Total other non-current assets	$5,661	$4,543

Note 9 – Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  The Tax Act significantly changed the U.S. corporate income tax law by lowering the statutory corporate tax rate from 35% to 21%, imposing a one-time mandatory repatriation tax on earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. tax.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017, pursuant to the guidance of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.  We recorded income tax expense in 2017 for the impact of the Tax Act of approximately $13.0 million.  This 2017 net amount is primarily comprised of $8.3 million from re-measurement of federal net deferred tax assets resulting from the reduction in the U.S. statutory corporate tax rate and a provisional amount of $4.7 million from the one-time mandatory repatriation tax on deferred earnings of our foreign subsidiaries.  As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department and the IRS, we may make adjustments to the provisional amount. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.  The accounting for the tax effects of the Tax Act will be completed in 2018.

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credit. Our effective tax rate was 27.3% and 35.9% for the three months ended March 31, 2018 and 2017, respectively.  The change between 2018 and 2017 is primarily related to the reduction of U.S. statutory corporate tax rate as the result of the Tax Act, foreign tax credit, partially offset by a change in the foreign tax rate differential.

Note 10 – Debt

The Company’s borrowings at March 31, 2018 and December 31, 2017, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2018
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,564	5.77%	5.77%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	31,000	31,000	4.88%	4.88%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	--	--	4.84%	4.84%
Bank of America digital projector loan (USA)	December 28, 2019	4,031	4,031	4,031	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)(4)	August 31, 2019	19,396	19,396	19,037	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,488	4.44%	4.44%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	9,665	9,665	9,531	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)(4)	December 29, 2019	57,500	9,155	6,326	6.06% / 11.88%	6.79%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	June 28, 2019	51,139	41,525	41,453	3.78%	3.78%
Westpac Bank Corporate (general/non-construction) Credit Facility (NZ)	December 31, 2019	25,337	--	-	3.70%	3.70%
Westpac Bank Corporate (construction) Credit Facility (NZ)	December 31, 2018	13,030	--	--	3.70%	3.70%
		$275,511	150,185	146,430

(1) Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of December 31, 2017

(2) The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2018.

(3) Net of deferred financing costs amounting to $3.8 million.

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The term loan for our Cinema 1,2,3 Theatre was refinanced during the third quarter of 2016 with Valley National Bank. The term loan, which is collateralized by our new U.S Corporate Headquarters office building, was obtained with Citizens Asset Finance, Inc.  In December 2016, we completed the negotiation of the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million on December 29, 2016.  As of March 31, 2018 an additional $1.2 million had been advanced.

	As of December 31, 2017
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,554	5.38%	5.38%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	31,000	31,000	4.57%	4.57%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	--	--	4.57%	4.57%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,500	19,500	19,105	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	7,470	4.13%	4.13%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	9,719	9,719	9,582	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	8,000	5,033	5.81%	5.81%
Denominated in FC (2)
NAB Corporate Loan Facility (AU)	June 30, 2019	51,970	30,869	30,781	3.66%	3.66%
Westpac Bank Corporate (general/non-construction) Credit Facility (NZ)	December 31, 2019	24,850	--	--	3.70%	3.70%
Westpac Bank Corporate (construction) Credit Facility (NZ)	December 31, 2018	12,780	--	--	3.70%	3.70%
		$271,732	$134,501	$130,525

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

(3) Net of deferred financing costs amounting to $4.0 million.

(4) The loan for our Minetta & Orpheum Theatres was obtained from Santander Bank. The term loan for our Cinema 1,2,3 Theatre was refinanced during the third quarter of 2016 with Valley National Bank. The term loan, which is collateralized by our new U.S Corporate Headquarters office building, was obtained with Citizens Asset Finance, Inc.. In December 2016, we completed the negotiation of the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million on December 29, 2016.  As of December 31, 2017 no further advances had been made under this financing agreement.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	Dollars in thousands
Balance Sheet Caption	March 31, 2018	December 31, 2017
Debt - current portion	$10,544	$8,109
Debt - long-term portion	108,322	94,862
Subordinated debt	27,564	27,554
Total borrowings	$146,430	$130,525

Union Square Construction Financing

On December 29, 2016, we closed on our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  At December 29, 2016, Bank of the Ozarks advanced $8.0 million to repay the then existing $8.0 million loan with East West Bank. As of March 31, 2018, an additional $1.2 million had been advanced under the mezzanine loan facility.

Presented in the table below is the breakdown of the Union Square construction financing as of March 31, 2018:

(Dollars in thousands)		Facility Limits and Advances
Financing Component	Lender	Facility Limit	Advanced-to- Date	Remaining Facility	Interest Rate(1)	Maturity Date(2)
Mezzanine loan	Tammany Mezz Investor LLC	$7,500	$1,155	$6,345	Greater of (i) 10.50% and (ii) Adjusted LIBOR + 10%	December 29, 2019
Senior loan, including building and project loan	Bank of the Ozarks	50,000	8,000	42,000	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Total Union Square Financing		$57,500	$9,155	$48,345

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

Westpac Bank Corporate Credit Facility

On December 15, 2017, we extended the maturity of the 1st tranche (general/non-construction credit line) of our Westpac Corporate Credit Facility to December 31, 2019. Prior to this on April 26, 2017, we extended the maturity of our entire Westpac Corporate Credit Facility, $38.4 million (NZ$53.0 million) to December 31, 2018, from March 31, 2018.  We are currently working on a longer-term renewal of our Westpac Corporate Credit Facility which will replace the existing facility.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten-year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%.  This loan provided for a second loan upon completion of certain improvements.  On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Bank of America Digital Projector Loan

On February 5, 2018, we purchased our U.S. cinema projectors, which had previously been held on operating leases, using a $4.6 million loan from Bank of America. This loan carries an interest rate of 5%.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Current liabilities
Lease liability	$5,900	$5,900
Liability for demolition costs	2,836	2,781
Accrued pension	684	2,907
Security deposit payable	76	91
Other	19	--
Other current liabilities	$9,515	$11,679
Other liabilities
Straight-line rent liability	$15,529	$13,444
Lease make-good provision	5,687	5,648
Accrued pension	5,047	5,228
Environmental reserve	1,656	1,656
Deferred revenue - real estate	16	18
Acquired leases	163	186
Other	455	469
Other liabilities	$28,553	$26,649

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

In February 2018 we made a payment of $2.4 million relating to the annuity representing payments for the 42 months outstanding at the time. Monthly ongoing payments of $57,000 are now being made.

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $5.7 million at March 31, 2018.  The benefits of our pension plans are fully vested and therefore no service costs were recognized for the quarter ended March 31, 2018 and 2017.  Our pension plans are unfunded.

 During the quarter ended March 31, 2018, the interest cost was $45,000 and actuarial loss was $52,000.  During the quarter ended March 31, 2017, the interest cost was $45,000, and actuarial loss was $52,000.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2018	$23,575	$8	$(2,592)	$20,991
Net current-period other comprehensive (loss) income	(800)	(2)	52	(750)
Balance at March 31, 2018	$22,775	$6	$(2,540)	$20,241

Note 13 – Commitments and Contingencies

Litigation General

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

Cotter Jr. Related Litigation Matters

The following table provides a list of legal matters and current status relating to James J. Cotter, Jr’s (“Cotter, Jr.”) employment termination, Mr. Cotter, Jr.’s subsequent derivative action brought against the Company and our Directors alleging, among other things, that such termination violated the fiduciary duties of such Directors, and Mr. Cotter, Jr.’s efforts to cause a change of control of the Company, with detailed discussions following:

Description	Plaintiff/ Claimant	Filed with	Current Status
James J. Cotter, Jr. Legal Cases
• Cotter, Jr. Derivative Litigation against all Directors on matters other than the handling by the Directors of the Patton Vision Unsolicited Indication of Interest	Cotter, Jr.	Nevada District Court

Claims against Directors Judy Codding, William Gould, Edward L. Kane, Douglas McEachern and Michael Wrotniak were dismissed on December 29, 2017; court trial for the remaining claim was postponed at Cotter, Jr.’s request.  The Court put the trial on a trial stack with the trial set to begin on July 9, 2018. It is anticipated that various summary judgment motions being brought by the Company and the Defendant Directors will be heard before the case is tried.

• Cotter, Jr. Derivative Litigation against all Directors re handling by the Directors of unsolicited indication of interest by Patton Vision, LLC.	Cotter, Jr.	Nevada District Court	Dismissed as to all Directors on December 29, 2017.
• Direct Case against the Company seeking reimbursement and advancement of attorney’s fees incurred with respect to the Employment Arbitration	Cotter, Jr.	Nevada District Court	Summary judgment entered in favor of the Company on October 3, 2016.
• Employment Arbitration	RDI	American Arbitration Association	While RDI is the named claimant, the matter relates to Mr. Cotter, Jr’s claims for compensation related to his termination. In Discovery Phase: hearing anticipated in October, 2018.
• T2 Partners Derivative Complaint	T2 Partners Management	Nevada District Court	Settled on October 6, 2016, without the payment of any monetary consideration or any reimbursement of attorney’s fees.

James J. Cotter, Jr., Litigation Matters.

The James J. Cotter, Jr. Derivative Litigation:  On June 12, 2015, the Board of Directors terminated James J. Cotter, Jr. as the President and Chief Executive Officer of our Company.  That same day, Mr. Cotter, Jr. filed a lawsuit, styled as both an individual and a derivative action, and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V, Dept. XI, against our Company and each of our then sitting Directors (Ellen Cotter, Margaret Cotter, Guy Adams, William Gould, Edward Kane, Douglas McEachern, and Tim Storey) in the Eighth Judicial District Court of the State of Nevada for Clark County (the “Nevada District Court”).   Since that date, our Company has been engaged in ongoing litigation with Mr. Cotter, Jr. with respect to his claims against our Directors. Mr. Cotter, Jr. has over this period of time twice amended his complaint, removing his individual claims and withdrawing his claims against Tim Storey (but reserving the right to reinstitute such claims), adding claims relating to actions taken by our Board since the filing of his original complaint, and adding as defendants two of our directors who were not on our Board at the time of his termination:  Judy Codding and Michael Wrotniak.  Mr. Cotter, Jr.’s lawsuit, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Action” and his complaint, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Complaint.”  The defendant directors named in the Cotter Jr. Derivative Complaint, from time to time, are referred to herein as the “Defendant Directors.”

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

On December 29, 2017, the Nevada District Court entered its final order memorializing its determination on December 11, 2017 that Mr. Cotter, Jr., had failed to raise any genuine issue of material fact relating to the disinterestedness and/or independence of Directors Codding, Gould, Kane, McEachern and Wrotniak (the “Dismissed Directors”), and dismissing with prejudice all claims against them. Mr. Cotter, Jr., has appealed this final order to the Nevada Supreme Court. In that same final order, the Nevada District Court also memorialized its dismissal of all claims based upon what the Defendant Directors action in regard to what Mr. Cotter, Jr., characterize as an “offer” by Patton Vision, LLC (“Patton Vision”), to purchase all of the outstanding stock of our Company.  The Nevada District Court ruled that Mr. Cotter, Jr., had failed “to show damages relating to an unenforceable, unsolicited, nonbinding offer.”

Also on December 29, 2017, the Board of Directors, by votes of 5 to 1 with 3 directors abstaining, voted to ratify the decision made by the Board of Directors on June 12, 2015, to terminate Mr. Cotter, Jr., as our Company’s President and Chief Executive Officer and to ratify the decision made by the Board’s Compensation and Stock Options Committee on September 21, 2015, to permit the Estate of James J. Cotter, Sr., to use shares of Class A Common Stock to exercise the Cotter Estate Stock Options. Voting in favor of the ratification motions were all of the Dismissed Directors:   Directors Codding, Gould, Kane, McEachern and Wrotniak.  Voting against ratification was the Plaintiff Mr. Cotter, Jr.. Abstaining were directors Guy Adams, Ellen Cotter and Margaret Cotter, who are now the only remaining Defendant Directors.

The trial of the remaining issues in the case against the remaining defendants in that case, which was scheduled to begin on January 8, 2018, was continued by the Nevada District Court at the request of Mr. Cotter, Jr.   Mr. Cotter, Jr.’s request for a continuance was brought before the Nevada District Court on Monday, January 8, 2018, and came as a surprise to our Company and the Defendant Directors since Plaintiff counsel had advised the Nevada District Court as late as the afternoon of Friday, January 5, 2018, that Mr. Cotter, Jr. was prepared to begin jury selection that following Monday.    Mr. Cotter, Jr.’s motion request for a continuance was based on an asserted medical condition (the nature of which has not been disclosed to our Company or the Defendant Directors). A new trial date of July 9, 2018 has been set. The remaining Defendant Directors and our Company have filed motions for summary judgment on a variety of theories, including ratification, which it is anticipated will be heard before trial.

On April 13, 2018, our Board of Directors appointed a special litigation committee (the “Special Litigation Committee”) comprised of our Lead Independent Director, William Gould (who will serve as chair) and Director Judy Codding to review the Cotter Jr. Derivative Litigation and determine whether the continued prosecution of that case is in the best interests of our Company.

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

The T2 Plaintiffs alleged in their T2 Derivative Complaint various violations of fiduciary duty, abuse of control, gross mismanagement and corporate waste by the T2 Defendant Directors.  More specifically the T2 Derivative Complaint sought the reinstatement of James J. Cotter, Jr. as President and Chief Executive Officer, an order setting aside the election results from the 2015 Annual Meeting of Stockholders, based on an allegation that Ellen Cotter and Margaret Cotter were not entitled to vote the shares of Class B Common Stock held by the Cotter Estate and the Cotter Trust, and certain monetary damages, as well as equitable injunctive relief, attorney fees and costs of suit.   In May 2016, the T2 Plaintiffs unsuccessfully sought a preliminary injunction (i) enjoining the Inspector of Elections from counting at our 2016 Annual Meeting of Stockholders any proxies purporting to vote either the 327,808 Class B shares held of record by the Cotter Estate or the 696,080 Class B shares held of record by the Cotter Trust, and (ii) enjoining Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. from voting the above referenced shares at the 2016 Annual Meeting of Stockholders.  This request for preliminary injunctive relief was denied by the Nevada District Court after a hearing on May 26, 2016.

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

Following the death of Mr. Cotter, Sr., disputes arose among Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter concerning the voting control and disposition of those shares. These disputes initially resulted in an action brought by Ellen Cotter and Margaret Cotter on February 5, 2015 in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”), in the case captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755) (the “Trust Case”), to determine which of two trust documents controlled the living trust created by their father (the “Cotter Living Trust”). On March 23, 2018, the California Superior Court ruled that the trust document advocated by Mr. Cotter, Jr., was invalid.  Accordingly, Ellen Cotter and Margaret Cotter are the Co-Trustees of the Cotter Living Trust, and Margaret Cotter is the sole Trustee of the voting sub-trust to be formed under the Cotter Living Trust to eventually hold Class B Voting Stock representing approximately 66.9% of the outstanding voting stock of our Company (the “Cotter Voting Trust”).

Prior to this ruling, Mr. Cotter Jr. on or about February 8, 2017, brought an ex parte motion in the Trust Case seeking the appointment of a trustee ad litem to market and potentially sell the voting stock to be held by the Cotter Voting Trust.   In light of our Board’s determination that it would be in the  best interests of our Company and our stockholders generally to continue to pursue our Company’s business plan, and not to sell the Company at this time, the potential disruption to the achievement of that business plan and to the business and affairs of our Company generally if there were to be a change of control transaction at this time, the commitment of Ellen Cotter and Margaret Cotter to the pursuit and fulfilment of that business plan,  our Company has made filings in the California Superior Court opposing such an appointment of a trustee ad litem.

As of March 31, 2018, according to the books of the Company, the Cotter Living Trust held of record 696,080 shares of our Class B Stock constituting approximately 41.4% of the voting power of our outstanding capital stock.  According to the books of the Company, the Estate of James J. Cotter (the “Cotter Estate”) as of that date held of record an additional 427,808 shares of Class B Stock, constituting approximately 25.5% of the voting power of our outstanding capital stock. We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Class B Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Living Trust where it will then be placed in the Cotter Voting Trust.   At the present time, however, such Class B Stock is held of record by the Cotter Living Trust and the Cotter Estate, respectively.   Ellen Cotter and Margaret Cotter are also the Co-Executors of the Cotter Estate.

On March 23, 2018, the California Superior Court ruled that it would appoint a temporary trustee ad litem (the “TTAL”) “with the narrow and specific authority to obtain offers to purchase the RDI stock in the voting trust, but not to exercise any other powers without court approval, specifically the sale of the company or any other powers possessed by the trustees.”    No TTAL has been appointed to date.

On April 12, 2018, following the application for a writ by Ellen Cotter and Margaret Cotter as the Trustees of the Cotter Living Trust, the California Court of Appeals stayed all trial court proceedings and issued an Order to Show Cause as to why it should not vacate the California Superior Court’s Order that a trustee ad litem be appointed to market the above referenced RDI stock.

The California Superior Court, in the Trust Case, has jurisdiction over the Cotter Living Trust, which as described in more detail above, currently owns 41.4% of our Class B Stock, and, at such time as the Cotter Estate is probated, may receive up to an additional 25.5% of our Class B Stock, has jurisdiction over a potentially controlling block of our voting power.  Should the California Superior Court order the sale of the Cotter Living Trust’s Class B Stock and such sale be completed, then there may be a change of control of our Company, depending on, among other things, who the ultimate purchaser(s) of such shares might be, the number of shares of Class B Stock distributed by the Cotter Estate to the Cotter Living Trust, and whether the California Superior Court orders a sale of all or only some portion to the Class B Stock held by the Cotter Living Trust.

Costs of Litigation/Arbitration:  Our Company is and was legally obligated to cover the costs and expenses incurred by our Defendant Directors in defending the Cotter Jr. Derivative Action and the T2 Derivative Action.  Furthermore, although in a derivative action the stockholder plaintiff seeks only damages or other relief for the benefit of our Company, and not for the stockholder plaintiff’s individual benefit and, accordingly, although our Company is, at least in theory, only a nominal defendant, as a practical matter our Company has a direct interest in defending against Mr. Cotter, Jr.’s claims and opposing the remedies he is seeking. Mr. Cotter, Jr. is, among other things, (a) seeking an order that our Board’s termination of Mr. Cotter, Jr. was ineffective and demanding, as a remedy, that he be reinstated as the President and Chief Executive Officer of our Company, (b) seeking an order limiting the use of our Board’s Executive Committee, and (c) asserting that our Company has made materially misleading statements in certain press releases and filings with the SEC.  Accordingly, our Company is also incurring, on its own account, significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer, its board committee structure, and the adequacy of those press releases and filings, in addition to its costs incurred in responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  Likewise, in connection with the T2 Derivative Action, our Company incurred substantial costs defending claims related to the defense of claims relating to the termination of Mr. Cotter, Jr., opposing his reinstatement, and defending the conduct of its annual meetings.  Cost incurred in the Cotter Jr. Employment Arbitration and in the defense of the Cotter Jr. Attorney’s fees case were direct costs of our Company.

The Directors and Officer’s Insurance Policy, in the amount of $10 million, being used to cover a portion of the costs of defending the Cotter Jr. Derivative Action, has been exhausted.  We are now covering the defense costs of the Defendant Directors, in addition to our own costs incurred in connection with the Cotter Jr. Derivative Action. In 2017, these out-of-pocket costs totaled approximately $4.0 million.  Costs of the litigation for the quarter ended were $1.4 million, compared to $645,000 for the same period in 2017.

Our Company has also incurred legal expense representing the interests of our Company in the Trust Case, opposing Mr. Cotter, Jr.’s Ex Parte Motion to seek a trustee ad litem to market stock potentially representing a controlling interest in our Company without the involvement of our Board of Directors and without any safeguards to protect the interests of non-controlling stockholders.

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

•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Australian Country Cinemas, Pty Ltd	$131	$138
Shadow View Land and Farming, LLC	2,142	2,127
Sutton Hill Properties, LLC	2,059	2,066
Noncontrolling interests in consolidated subsidiaries	$4,332	$4,331

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Australian Country Cinemas, Pty Ltd	$41	$44
Shadow View Land and Farming, LLC	(13)	(16)
Sutton Hill Properties, LLC	(6)	(16)
Net income attributable to noncontrolling interests	$22	$12

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2018	$176,910	$4,331	$181,241
Adjustments to opening retained earnings on adoption of ASC 606	194	(2)	192
Net income	3,047	22	3,069
Increase in additional paid in capital	339	--	339
Treasury stock purchased	(317)	--	(317)
Contributions from noncontrolling stockholders	--	27	27
Distributions to noncontrolling stockholders	--	(43)	(43)
Accumulated other comprehensive income	(750)	(3)	(753)
Equity at March 31, 2018	$179,423	$4,332	$183,755

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2017	$142,197	$4,418	$146,615
Net income	3,029	12	3,041
Increase in additional paid in capital	169	--	169
Treasury stock purchased	(672)	--	(672)
Contributions from noncontrolling stockholders	--	41	41
Distributions to noncontrolling stockholders	--	(77)	(77)
Accumulated other comprehensive loss	5,861	13	5,874
Equity at March 31, 2017	$150,584	$4,407	$154,991

Note 15 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan (the “Plan”). The aggregate total number of shares of the Common Stock authorized for issuance under the Plan is 2,197,460.

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Company's 2010 Plan to increase the number of shares of common stock issuable under such plan by an additional 947,460 shares.  The effect of the increase is to restore the amount of shares of Common Stock available under the 2010 Stock Incentive Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  As of March 31, 2018, we had 1,220,607 shares remaining for future issuances.

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

There were no share options issued in the quarter ended March 31, 2018. The weighted average assumptions used in the option-valuation model were as follows:

	Three Months Ended March 31
	2018	2017
Stock option exercise price	$-	15.97
Risk-free interest rate	0.00%	1.68%
Expected dividend yield	--	--
Expected option life in years	-	3.75
Expected volatility	0.00%	24.92%
Weighted average fair value	$-	3.46

For the quarter ended March 31, 2018 and 2017, we recorded compensation expense of $85,000 and $53,000, respectively.  At March 31, 2018, the total unrecognized estimated compensation expense related to non-vested stock options was $793,000, which we expect to recognize over a weighted average vesting period of 1.76 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2018 was $2.8 million, of which 76.8% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of March 31, 2018 and December 31, 2017:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Balance - December 31, 2016	535,077	$9.84	2.61	$3,615,191
Granted	169,762	15.94
Exercised	(177,750)	7.85		$702,840
Forfeited	(2,500)	6.23
Balance - December 31, 2017	524,589	$12.50	3.15	$3,054,325
Granted	-	-
Exercised	(30,000)	5.74		$321,749
Forfeited	-	-
Balance - March 31, 2018	494,589	$12.17	3.07	$2,832,550

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of March 31, 2018:

	Outstanding Restricted Stock Units
	RSU Grants (in units)		Total	Vested,	Unvested,
Grant Date	Directors	Management	Grants	March 31, 2018	March 31, 2018
March 10, 2016	35,147	27,381	62,528	48,838	13,690
April 11, 2016	--	5,625	5,625	1,406	4,219
March 23, 2017	30,681	32,463	63,144	46,912	16,232
August 29, 2017	--	7,394	7,394	--	7,394
January 2, 2018	29,393	--	29,393	--	29,393

Total	95,221	72,863	168,084	97,156	70,928

These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% on the date of grant which is early January of the year following in which such RSUs were granted (in the case of directors).  For the quarter ended March 31, 2018 and 2017, we recorded compensation expense of $294,000 and $120,000, respectively.  The total unrecognized compensation expense related to the non-vested RSUs was $1.0 million as of March 31, 2018, which we expect to recognize over a weighted average vesting period of 1.1 years.

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

Under the stock repurchase program, the Company has reacquired 428,361 shares of Class A Common Stock for $6.8 million at an average price of $15.97 per share (excluding transaction costs) to-date, of which 18,638 were purchased for $317,000 at an average price of $16.98 during the quarter ending March 31, 2018.  This leaves $18.2 million available under the March 2, 2017 program for repurchase as of March 31, 2018.

Note 16 – Derivative Instruments

From time-to-time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Income. As of March 31, 2018, we do not have material derivative positions nor have designated any of these derivatives as accounting hedges.

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

As of March 31, 2018 and December 31, 2017 material financial assets and financial liabilities were carried and measured at fair value on a recurring basis.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2018
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$122,272	$--	$--	$121,684	$121,684
Subordinated debt	27,913	--	--	16,621	16,621
	$150,185	$--	$--	$138,305	$138,305

		Fair Value Measurement at December 31, 2017
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$106,588	$--	$--	$106,894	$106,894
Subordinated debt	27,913	--	--	16,088	16,088
	$134,501	$--	$--	$122,982	$122,982

(1) These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at March 31, 2018 and December 31, 2017.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of March 31, 2018 and December 31, 2017, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter ended March 31, 2018 and March 31, 2017.

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

Item 2 – Management’s Discussions and Analysis (“MD&A”) of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, lease or ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema exhibition, through our 59 multiplex cinemas; and,
•	Real estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments complement one another, as we can use the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business.

Cinema Exhibition

We manage our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the following brands: Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas;
•	in Australia, under the Reading Cinemas brand; and,
•	in New Zealand, under the Reading Cinemas and Rialto brands.

Shown in the following table are the number of locations and theatre screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying asset as of March 31, 2018:

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

Real Estate

We engage in real estate development and the ownership, and rental or licensing to third parties of retail, commercial and live theater assets. We own the fee interests in all three of our live theaters, and in 12 of our cinemas (as presented in the preceding table).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our entertainment-themed centers (“ETCs”).

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

Cinema Exhibition

Our cinema revenue consists primarily of admissions, F&B, advertising and theater rentals.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market.  For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of our 2017 Annual Report.

While our capital projects in recent years have been focused in growing our real estate segment, we have also achieved considerable improvements to our cinema exhibition portfolio, as discussed below:

Cinema Additions (including re-openings)

The latest additions and enhancements to our cinema portfolio are as follows:

•

Opening a new state-of-the-art eight-screen in Newmarket, Brisbane, Australia:  On December 14, 2017, in connection with our expansion and upgrading of our Newmarket Village, Brisbane location, we opened an eight screen Reading Cinemas offering one TITAN LUXE with DOLBY ATMOS sound and recliner seating, and three Gold Lounge auditoriums featuring recliner seating, as well as offering an expanded F&B menu.

•

U.S. Refurbishments: In 2017 and the first quarter of 2018, we continued to invest in the refurbishment of our U.S. cinema circuit.  During this period seven locations have had significant refurbishment work performed: our Cal Oaks, Valley Plaza and Grossmont locations in California; our Ward and Pearlridge locations in Hawaii; our Paris location in New York and our Manville location in New Jersey. Further, at Cal Oaks, in addition to refurbishing and upgrading our existing cinema. On March 30, 2018 we launched our new dine-in concept, “Spotlight.”

•	AU and NZ Refurbishments In 2017, we partially renovated six theaters: Belmont, Rouse Hill, West Lakes, Harbourtown, Courtenay Central and Napier.

Cinema Pipeline

Our cinema pipeline includes 3 new multi-screen locations in Australia and New Zealand, which have been approved by our Board of Directors and which we anticipate bringing on line in 2019/2020.

Cinema Closures

We evaluate the performance of each of our cinemas and, in some instances, we may decide to close an operation when it is not economically viable to continue operate from the location.  Since 2015, we have closed two underperforming theaters, one each in the United States and Australia.

Upgrades to our Film Exhibition Technology and Theatre Amenities

We continue to focus in areas of the matured cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These are (i) upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  As of March 31, 2018, the upgrades to our theater circuits’ film exhibition technology and amenities are summarized in the following table (excluding our managed cinema):

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	58	473
IMAX	1	1
Titan XC and LUXE	12	15
Dine-in Service (for international operations)
Gold Lounge(1)	9	22
Premium(2)	8	14
Upgraded Food & Beverage menu (for U.S. operations)(3)	13	n/a
Premium Seating (recliner seating features)	20	112
Liquor Licenses Obtained(4)	26	n/a

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

(3) Upgraded Food & Beverage Menu:  Historically, our upgraded F&B offerings in the U.S. cinemas have been available at a common counter rather than a dine-in service at each auditorium.  However, we have opened our first ‘dine in” operation at our Cal Oaks Theater in Murrieta, California in Riverside County.   We are working with former Food Network executives to curate a menu of locally inspired and freshly prepared items.

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

Our operating properties currently consists of the following assets:

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

•	our US Headquarters building in Culver City, California and our Australia corporate office building in Melbourne, Australia; and,
•	the ancillary retail and commercial space at some of our non-ETC cinema properties.

At the beginning of January 2016, we ceased our live theatre business at our Union Square property in New York, terminated all tenant leases and prepared the property for redevelopment.  Accordingly, this property is no longer treated as an operating property.

In addition, we have various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States including some that was used in our legacy activities.

Since January 1, 2017, we have added approximately 24,790 square feet of rentable square footage in our Australian ETCs, of which approximately 24,078 square foot has been leased at an average price of AU$71.16 per square foot, per year.

Our key real estate transactions in recent years are as follows:

Strategic Acquisitions

•

On April 11, 2018, the Company purchased a property at 98 Parramatta Road, located adjacent to our Entertainment Themed Center (“ETC”) in Auburn, for $3.5 million (AU$4.5 million). The property consists of an approximately 16,830 square feet office building located on an estimated 20,870 square foot lot, with approximately 182 feet of frontage to Parramatta Road. The transaction is subject to a leaseback to Telstra Corporation through September 2022. The property borders our Redyard center in Auburn on three boundaries to the east, west and south. Including this acquisition, our Redyard center represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

•

Purchase of New Corporate Headquarters Building in Los Angeles County.  On April 11, 2016, we purchased a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (an emerging high-tech and communications center in Los Angeles County) for $11.2 million cash and financed the property with a $9.9 million 10-year, fixed-rate mortgage loan.  We currently use approximately 50% of the leasable area for our headquarters offices and we plan to lease the remainder to unaffiliated third parties.

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

Value-creating Opportunities

We are engaged in several real estate development projects to take our properties to their highest and best use.  The most notable of these value-creating projects are as follows:

•

Redevelopment of 44 Union Square Property in New York, USA.  We secured construction financing for our Union Square property in December 2016 and have entered into a guaranteed maximum price construction management agreement with an affiliate of CNY. We anticipate that the project will be ready for the commencement of tenant fit-out at the beginning of the fourth quarter of this year. Retail and office leasing interest to date has been strong and we are currently in discussions with a number of quality tenants. This redevelopment will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of 73,322 square feet of rentable space, inclusive of anticipated BOMA (Building Owners and Managers Association) adjustments and subject to lease negotiations and the final tenant mix. Since January 1, 2017, we have invested $22.9 million in this re-development project, bringing our total investment in the project as of March 31, 2018 to $37.5 million (including direct costs incurred in obtaining the related construction financing) out of a total projected investment of $74.5 million.

•

Expansion Project for our Newmarket Shopping Center at an affluent suburb of Brisbane, Australia.  In December 2017 we opened our eight-screen Reading Cinema, including 10,150 square feet of additional retail space and 124 additional parking spaces. As of March 31, 2018, approximately 93% of this new retail space has been leased.

•

Courtenay Central Redesign/Expansion/Temporary Closure and the related demolition of adjacent parking building for our Courtenay Central ETC in Wellington, New Zealand.  We continue to make progress on our supermarket development project at our Courtenay Central ETC in Wellington, New Zealand. On November 14, 2016, Wellington experienced a severe 7.8 magnitude earthquake. That earthquake rendered our Tory Street parking building unsafe and ultimately led to the demolition of that building and the temporary closure of our adjacent ETC, which reopened on March 29, 2017. Our supermarket tenant remains committed to the site but has delayed construction in order to upgrade to a “premium” offering. Under the agreement to lease, our tenant is responsible for any increase in our costs resulting from those design changes. In light of the demolition of the existing parking building (a major portion of the cost of which was covered by insurance), we are undertaking a comprehensive redesign analysis, intended to increase the amount of retail leasable space at the center and to better coordinate the interface between the parking building and the remainder of the center. While we work on a redesign of the property, we have activated the building with several temporary “pop-up” retail offerings. We are currently working on plans and in discussions with tenants regarding the construction of additional retail space at the site.

We received an initial payment of $5.0 million in December 2016 and a final settlement of $20.0 million in May 2017, reaching the policy maximum of $25.0 million for the loss event. As a result, we recorded a gain of $9.2 million (NZ$12.7 million) representing excess insurance recoveries over the recorded property’s carrying value during the second quarter ended June 30, 2017. This amount is recorded net of demolition costs incurred and an allocation to lost profits, covered within the same insurance policy.

During the quarter ended June 30, 2017, we recorded a gain on business interruption recoveries of $1.5 million (NZ$2.1 million), presented as part of the relevant segment revenue lines in our Consolidated Statement of Operations for that quarter.

Refer to Note 19 – Insurance Recoveries on Impairment and Related Losses due to Earthquake of our 2017 Form 10K for further details on the impact of the earthquake incident.

•

Cinema 1,2,3 Redevelopment – in June 2017, we entered into an exclusive dealing and pre-development agreement with our adjoining neighbors, 260-264 LLC, to jointly develop the properties, currently home to Cinemas 1,2,3 and Anassa Taverna. Under the terms of the agreement, Reading and 260-264 LLC will work together on a comprehensive mixed-use plan to co-develop the properties located on 3rd Avenue, between 59th Street and 60th Streets, in New York City. The parties have completed an initial feasibility study, analyzing various retail, entertainment and residential uses for the site and are working on the terms of a final agreement for the development of the combined property. Due to delays in these negotiations, we are currently investigating alternative opportunities for the site, which is at the present time houses one of our cinema operations.

•

Manukau Land Rezoning – in August 2016, the Auckland City Council re-zoned 64.0 acres of our 70.4 acre property in Manukau from agricultural to light industrial use. The remaining 6.4 acres were already zoned for heavy industrial use. Now that our zoning enhancement goal is achieved, we are reviewing our options with respect to the value realization opportunities and commercial exploitation of this asset. We see this property as a future value realization opportunity for us. This tract is adjacent to the Auckland Airport which has recently been expanding toward our property. We are currently working with adjoining landowners to develop an infrastructure plan for the approximately 355 acres of rezoned land of which our property is a part.

Corporate Matters

•

$25-million Stock Repurchase Program. The prior repurchase program was completed at the end of 2016. The new repurchase program approved on March 2, 2017 allows Reading to repurchase its Class A Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The Board’s authorization is for a two-year period, expiring March 1, 2019, or earlier should the full repurchase authorization be used. To date, we have repurchased 428,361 shares at an average price of $15.97 per share.

Our Financing Strategy

Our treasury management is focused on concerted cash management using cash balances to reduce debt. We have used cash generated from operations and other excess cash, to the extent not needed for capital expenditures, to pay down our loans and credit facilities providing us flexibility on our available loan facilities for future use and, thereby, reducing interest charges. On a periodic basis, we review the maturities of our borrowing arrangements and negotiate for renewals and extensions where necessary in the current circumstances.

Over the past twelve months, we extended the maturity, in April 2017 of our NZ$35.0 million (US$25.3 million) general/non-construction credit line and our NZ$18.0 million (US$13.0 million) construction credit line of our Westpac Corporate Credit Facility to December 31, 2018, from March 31, 2018. Subsequently, in June 2017, we fully paid our loan balance using the cash received from insurance settlement relating to Courtenay Central property damage; we then further extended the maturity, in December 2017 of the NZ$35.0 million (US$25.3 million) general/non-construction credit line of our Westpac Corporate Credit Facility to December 31, 2019.

With the effectiveness of the new tax law, and the maturation of our operations in Australia and New Zealand we have adopted a global view of our financing capabilities.  We have taken advantage of overseas funding resources, for example, to reduce our need to draw upon more expensive domestic borrowings in connection with our redevelopment of our Union Square property.

Refer to our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2018	March 31, 2017	Fav/(Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$72,255	$66,560	9%
Real estate	5,958	4,497	32%
Inter-segment elimination	(2,391)	(1,603)	(49)%
Total revenue	75,822	69,454	9%
Operating expense
Cinema exhibition	(57,339)	(53,385)	(7)%
Real estate	(2,384)	(2,036)	(17)%
Inter-segment elimination	2,391	1,603	49%
Total operating expense	(57,332)	(53,818)	(7)%
Depreciation and amortization
Cinema exhibition	(3,765)	(2,932)	(28)%
Real estate	(1,369)	(897)	(53)%
Total depreciation and amortization	(5,134)	(3,829)	(34)%
General and administrative expense
Cinema exhibition	(866)	(1,150)	25%
Real estate	(574)	(270)	> 100%
Total general and administrative expense	(1,440)	(1,420)	(1)%
Segment operating income
Cinema exhibition	10,285	9,093	13%
Real estate	1,631	1,294	26%
Total segment operating income	$11,916	$10,387	15%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(117)	(106)	nm
General and administrative expense	(6,156)	(4,753)	(30)%
Interest expense, net	(1,594)	(1,860)	14%
Equity earnings of unconsolidated joint ventures	257	255	nm
Other income/(expense)	(82)	821	nm
Income before income taxes	4,224	4,744	(11)%
Income tax expense	(1,155)	(1,703)	32%
Net income	3,069	3,041	1%
Less: net income/(loss) attributable to noncontrolling interests	22	12	nm
Net income attributable to RDI common stockholders	$3,047	$3,029	1%
Basic EPS	$0.13	$0.13	-%

 “nm – not meaningful”

Consolidated and Non-Segment Results:

1st Quarter Net Results

Revenue for the quarter ended March 31, 2018 increased by 9%, or $6.4 million, to $75.8 million and net income attributable to RDI common stockholders increased by 1%, or $18,000 to $3.0 million principally due to an increase in Cinema circuit segment operating income due to the re-opening of our Courtenay Central ETC in Wellington New Zealand which was closed for the majority of Q1 2017 due to the earthquake in November 2016 and to increased operating income from our U.S. operations. These were offset by increased non-segment G&A expenses as well lower other income due to the one-off gain in 2017 from foreign exchange gain on short term funds held in our foreign operations of $825,000 that did not repeat in 2018. EPS for the quarter ended March 31, 2018 remained consistent when compared to the prior-year quarter at $0.13.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended March 31, 2018 compared to the same period of the prior year increased by 30% or $1.4 million. This increase mainly relates to higher non-recurring legal expenses incurred on the Derivative Litigation, the Cotter Employment Arbitration and other Cotter litigation matters and higher compensation costs, due to headcount and the timing of annual salary increases as well as timing of recording increases in variable compensation costs.

Income Tax Expense

Income tax expense for the quarter ended March 31, 2018 decreased by $548,000 compared to equivalent prior-year period.  The change between 2018 and 2017 is primarily related to (i) lower pretax income, (ii) the reduction of U.S. statutory corporate tax rate as the result of the Tax Act, and (iii) a net increase in foreign tax credit.

Business Segment Results

At March 31, 2018, we leased or owned and operated 55 cinemas with 444 screens, had interests in certain unconsolidated joint ventures that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated five ETCs located in Newmarket Village (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn (a suburb of Sydney) and Townsville in Australia and Wellington in New Zealand, (ii) owned and operated our headquarters office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and Melbourne, Australia, (iii) owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (our fourth live theatre was closed at the end of 2015 as part of the Union Square property redevelopment), (iv) owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3, (v) held for development four parcels aggregating approximately 70.4 acres located in New Zealand, (vi) owned a 50% managing member interest in a limited liability company which in turn owns a 202-acre property that is zoned approximately 150 acres for single-family residential use (maximum  of 550 homes) and approximately 50 acres for high density mixed use in the U.S. and that is held for development, and (vii) owned approximately 200 acres in Pennsylvania and New Jersey from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand Dollars both strengthened against the US Dollar by 4% and 2%, respectively, comparing the average exchange rate movements during the first quarter of 2018 to those during the same period of 2017.  This had the effect of slightly increasing the value of our Australian and New Zealand assets, liabilities, revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter ended March 31, 2018 and March 31, 2017, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2018	% of Revenue	March 31, 2017	% of Revenue	% Change - Fav/(Unfav)
REVENUE
United States	Admissions revenue	$24,706	34%	$23,226	35%	6%
	Food & beverage revenue	10,765	15%	10,735	16%	-%
	Advertising and other revenue	2,516	3%	2,275	3%	11%
		$37,987	53%	$36,236	54%	5%
Australia	Admissions revenue	$17,051	24%	$15,974	24%	7%
	Food & beverage revenue	7,837	11%	7,264	11%	8%
	Advertising and other revenue	1,829	3%	1,720	3%	6%
		$26,717	37%	$24,958	37%	7%
New Zealand	Admissions revenue	$4,934	7%	$3,666	6%	35%
	Food & beverage revenue	2,266	3%	1,417	2%	60%
	Advertising and other revenue	351	0%	283	0%	24%
		$7,551	10%	$5,366	8%	41%

Total revenue		$72,255	100%	$66,560	100%	9%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(12,875)	18%	$(12,182)	18%	(6)%
	Food & beverage cost	(2,302)	3%	(2,027)	3%	(14)%
	Occupancy expense	(7,202)	10%	(6,929)	10%	(4)%
	Other operating expense	(9,942)	14%	(10,359)	16%	4%
		$(32,321)	45%	$(31,497)	47%	(3)%
Australia	Film rent and advertising cost	$(7,699)	11%	$(7,306)	11%	(5)%
	Food & beverage cost	(1,594)	2%	(1,592)	2%	-%
	Occupancy expense	(4,251)	6%	(3,687)	6%	(15)%
	Other operating expense	(5,754)	8%	(5,022)	8%	(15)%
		$(19,298)	27%	$(17,607)	26%	(10)%
New Zealand	Film rent and advertising cost	$(2,232)	3%	$(1,634)	2%	(37)%
	Food & beverage cost	(491)	1%	(298)	0%	(65)%
	Occupancy expense	(1,344)	2%	(875)	1%	(54)%
	Other operating expense	(1,653)	2%	(1,472)	2%	(12)%
		$(5,720)	8%	$(4,279)	6%	(34)%

Total operating expense		$(57,339)	79%	$(53,383)	80%	(7)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,121)	3%	$(1,410)	2%	(50)%
	General and administrative expense	(545)	1%	(822)	1%	34%
		$(2,666)	4%	$(2,232)	3%	(19)%
Australia	Depreciation and amortization	$(1,204)	2%	$(1,081)	2%	(11)%
	General and administrative expense	(299)	0%	(324)	0%	8%
		$(1,503)	2%	$(1,405)	2%	(7)%
New Zealand	Depreciation and amortization	$(440)	1%	$(441)	1%	-%
	General and administrative expense	(22)	0%	(4)	0%	nm
		$(462)	1%	$(445)	1%	(4)%

Total depreciation, amortization, general and administrative expense		$(4,631)	6%	$(4,082)	6%	(13)%
OPERATING INCOME – CINEMA
United States		$3,000	4%	$2,507	4%	20%
Australia		5,916	8%	5,945	9%	-%
New Zealand		1,369	2%	641	1%	114%
Total Cinema operating income		$10,285	14%	$9,093	14%	13%

 “nm – not meaningful”

Cinema Segment operating income

Cinema segment operating income increased by 13%,  or $1.2 million, to $10.3 million for the quarter ended March 31, 2018 compared to March 31, 2017, primarily driven by the re-opening of our Courtenay Central Cinema in Wellington, New Zealand as well as increased operating income in the U.S. due to higher average ticket price (“ATP”) and higher spend per patron (“SPP”) across the circuit in all jurisdictions.

Revenue

Cinema revenue increased by 9%, or $5.7 million, to $72.3 million for the quarter ended March 31, 2018 compared to March 31, 2017, primarily attributable to an increase in attendance in our New Zealand Cinemas, due to the re-opening of Courtenay Central Cinema as well as increases in ATP in our U.S. and Australian Cinemas and an increase in SPP across all jurisdictions. Here are the changes in our cinema revenue by market:

•	U.S. cinema revenue increased by 5%, or $1.8 million, due to a 9% increase in ATP and 2% increase in SPP offset by a 2% decrease in attendance.
•

Australia cinema revenue increased by 7%, or $1.8 million, primarily due to a 5% increase in ATP, a 6% increase in SPP and a 2% increase due to more favorable foreign exchange rate offset by a 2% decrease in attendance.

•

New Zealand cinema revenue increased by 41%, or $2.2 million, as a result of the 34% increase in attendance, a 12% increase in SPP and a 4% increase due to more favorable foreign exchange rate offset by a  slight decrease in ATP.

Operating expense

Operating expense for the quarter ended March 31, 2018 increased by 7%, or $4.0 million, primarily attributable to (i) higher film rent due to higher admissions revenue and (ii) higher F&B costs due to higher sales of F&B revenue and (iii) higher occupancy costs due to the opening of Newmarket and the re-opening of Courtenay Central and (iv) the unfavorable impact of foreign currency movements.  These increases have been offset by savings on digital projection leasing costs in the U.S. due to the company purchasing the projectors from the lessor at the start of the year, reducing our leasing charges.

Operating expense as a percentage of gross revenue has been steady with a slight decrease of 1%, to 79%.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended March 31, 2018 increased by 13%, or $549,000, mainly due to an increase in depreciation due to the purchase of our digital leasing equipment previously leased.

Real Estate

The following table details our real estate segment operating results for the quarter ended March 31, 2018 and 2017, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2018	% of Revenue	March 31, 2017	% of Revenue	% Change - Fav/(Unfav)
REVENUE
United States	Live theater rental and ancillary income	$599	10%	$492	11%	22%
	Property rental income	56	1%	94	2%	(40)%
		655	11%	586	13%	12%
Australia	Property rental income	4,104	69%	3,586	80%	14%
New Zealand	Property rental income	1,199	20%	325	7%	269%

Total revenue		$5,958	100%	$4,497	100%	32%
OPERATING EXPENSE
United States	Live theater cost	$(296)	5%	$(209)	5%	(42)%
	Property cost	(134)	2%	(110)	2%	(22)%
	Occupancy expense	(163)	3%	(148)	3%	(10)%
		(593)	10%	(467)	10%	(27)%
Australia	Property cost	(752)	13%	(761)	17%	1%
	Occupancy expense	(567)	10%	(537)	12%	(6)%
		(1,319)	22%	(1,298)	29%	(2)%
New Zealand	Property cost	(321)	5%	(129)	3%	(149)%
	Occupancy expense	(150)	3%	(142)	3%	(6)%
		(471)	8%	(271)	6%	(74)%

Total operating expense		$(2,383)	40%	$(2,036)	45%	(17)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(192)	3%	$(90)	2%	(113)%
	General and administrative expense	(163)	3%	(1)	0%	nm %
		(355)	6%	(91)	2%	(290)%
Australia	Depreciation and amortization	$(909)	15%	$(619)	14%	(47)%
	General and administrative expense	(411)	7%	(261)	6%	(57)%
		(1,320)	22%	(880)	20%	(50)%
New Zealand	Depreciation and amortization	(269)	5%	(188)	4%	(43)%
	General and administrative expense	-	0%	(8)	0%	100%
		(269)	5%	(196)	4%	(37)%
Total depreciation, amortization, general and administrative expense		$(1,944)	33%	$(1,167)	26%	(67)%
OPERATING INCOME - REAL ESTATE
United States		$(293)	(5)%	$28	1%	nm %
Australia		1,465	25%	1,408	31%	4%
New Zealand		459	8%	(142)	(3)%	nm %
Total real estate operating income		$1,631	27%	$1,294	29%	26%

 “nm – not meaningful”

Real Estate Segment operating income

Real estate segment operating income increased by 26%, or $337,000, to $1.6 million for the quarter ended March 31, 2018 compared to March 31, 2017, primarily attributable to increased operating revenue from our Courtenay Central ETC due to the full quarter of operating in 2018 compared to only a few days in 2017 as well as the increased income due to expansion of our Newmarket and Auburn ETCs in Australia taking effect. This was partially offset due to increases in depreciation due to occupying our headquarters building in Culver City and a decline in lease revenue due to a fire at our property in Chicago.  While we have the benefit of business interruption insurance, proceeds of this insurance are not recognized until received.  Please refer below for further explanation.

Revenue

Real estate revenue for the quarter increased by 32%, or $1.5 million mainly driven by additional revenue from the re-opening of our Courtenay Central ETC being open for the entire quarter in 2018 as well as increased property rental income in Australia due to new tenancies in our expanded Auburn and Newmarket ETCs as well as increased revenue from our live theater business, offset by the loss of rental revenue due to a fire at our Chicago property.

Operating expense

Operating expense for the quarter ended March 31, 2018 increased by 17%, or $347,000, due to the following:

•	for the U.S, operating expenses on our Corporate Headquarters in Los Angeles; and,
•	an increase in costs associated with our live theater business.
•	for Australia increases as a result of the increased operations at Newmarket and Auburn.

•	for New Zealand, relating to the return to normal operations at our Courtenay Central ETC.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended March 31, 2018 increased by 67%, or $777,000, primarily driven by (i) increased depreciation expense due to capital enhancements at various worldwide locations and (ii) increased salary costs due to staff expansion as we continue to develop our internal Real Estate capacity in New York, Australia and New Zealand.

LIQUIDITY AND CAPITAL RESOURCES

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  In addition, we are refurbishing our cinema properties where feasible and appropriate, by adding (1) premium projection and sound presentation, (2) recliner seating, and (3) enhanced food and beverage options.    Our real estate business plan is to re-develop our existing property assets, where appropriate, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, to dispose of such assets.  In addition, we review opportunities to monetize our assets where such action could lead to a financially acceptable outcome.  With the exception of our Cinemas 1,2,3 property, we do not have any plans to sell or convert any of our cinema operating properties, but instead intend, to the extent feasible and appropriate, to continue to upgrade our cinema operations. We also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two cinema or real estate segments.

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

The changes in cash and cash equivalents are discussed as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	% Change
Net cash provided by operating activities	$2,452	$311	688%
Net cash used in investing activities	(23,491)	(10,924)	(115)%
Net cash provided by financing activities	16,161	2,540	536%
Effect of exchange rate changes on cash and cash equivalents	(122)	87	(240)%
Decrease in cash and cash equivalents	$(5,000)	$(7,986)	37%

Operating activities

Cash provided by operating activities for the first three months of 2018 increased by $2.1 million, to $2.5 primarily driven by $1.7 million higher cash inflows from operating activities as well as a $450,000 decrease in net operating assets.

Investing activities

Cash used in investing activities during the quarter ended March 31, 2018 increased by $12.6 million compared to same period of 2017, to net cash used of $23.5 million, primarily due to our ongoing real estate development and cinema refurbishment activities.

Financing Activities

The $16.2 million net cash provided from financing activities during the three months ended March 31, 2018 was primarily related to $16.3 million of new borrowings (net of $9.2 million of repayments).

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At March 31, 2018, our consolidated cash and cash equivalents totaled $8.7 million.  Of this amount, $1.9 million and $1.4 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional state income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows and lines of credit.  As noted in the succeeding table, we have $64.0 million unused/unrestricted capacity of credit facilities at March 31, 2018.  In addition, we have $48.3 million and $13.0 million (NZ$18.0 million) unused capacity for Union Square development uses and construction funding for New Zealand, respectively.  The Minetta and Orpheum Theatres Loan will become due on June 1, 2018. Currently, we are negotiating with our lender to renew this borrowing on a long-term basis. We have commenced negotiations with our lenders in Australia, New Zealand and the US regarding the renewal and or replacement of corporate debt facilities that mature during 2019. There can be no assurance that we will be able to renew, extend or replace any of these loans on a timely basis or upon favorable terms.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the three months ended March 31, 2018 and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	3/31/2018	2017	2016	2015	2014
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$8,668	$13,668	$19,017	$19,702	$50,248
Unused borrowing facility	125,326	137,231	117,599	70,134	45,700
Restricted for capital projects(1)	61,375	62,280	62,024	10,263	--
Unrestricted capacity	63,951	74,951	55,575	59,871	45,700
Total resources at period end	133,994	150,899	136,616	89,836	95,948
Total unrestricted resources at period end	72,619	88,619	74,592	79,573	95,948
Debt-to-Equity Ratio
Total contractual facility	$275,511	$271,732	$266,134	$207,075	$201,318
Total debt (gross of deferred financing costs)	150,185	134,501	148,535	130,941	164,036
Current	10,544	8,109	567	15,000	38,104
Non-current	139,641	126,392	147,968	115,941	125,932
Total book equity	183,755	181,241	146,615	138,951	133,716
Debt-to-equity ratio	0.82	0.74	1.01	0.94	1.23
Changes in Working Capital
Working capital (deficit)	$(40,530)	$(46,971)	$6,655	$(35,581)	$(15,119)
Current ratio	0.39	0.42	1.10	0.51	0.84
Capital Expenditures (including acquisitions)	$23,231	$76,708	$49,166	$53,119	$14,914

(1) This relates to the construction facilities specifically negotiated for: (i) Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2018:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Debt(1)	$7,978	$103,348	$248	$258	$270	$8,485	$120,587
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Pension liability	513	684	684	684	684	2,482	5,731
Village East purchase option(3)	5,900	--	--	--	--	--	5,900
Lease obligations	23,640	31,443	26,598	26,334	25,827	206,691	340,533
Estimated interest on debt (2)	5,468	5,657	1,983	1,971	1,959	8,513	25,551
Total	$43,499	$141,132	$29,513	$29,247	$28,740	$254,084	$526,215

 (1) Information is presented exclusive of deferred financing costs.

(2) Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3) Represents the lease liability of the put right held by our landlord to put to us its ground lessee’s interest in the ground lease underlying our sublease of the Village East cinema.

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

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings.  Please refer to Item 3 – Legal Proceedings in our 2017 Form 10-K for more information. There have been no material changes to our litigation exposure since our 2017 Form 10-K, except as set forth in Note 13 – Commitments and Contingencies in the accompanying consolidated financial statements include in this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and the most demanding in their calls on judgment.  We believe our most critical accounting policies relate to:

•	impairment of long-lived assets, including goodwill and intangible assets;
•	recognition of gift card and gift certificate breakage income;
•	deferral of customer loyalty income;
•	tax valuation allowance and obligations, and,
•	contingencies (including the insurance recoverability of losses incurred as a result of the recent earthquake in New Zealand).

We provided detailed discussion regarding these critical accounting policies in our 2017 Form 10-K and advise you to refer to that discussion.  Refer to Note 2 – Summary of Significant Accounting Policies – Recently Adopted and Issued Accounting Pronouncements for more information regarding recently adopted and issued accounting pronouncements.

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

Set forth below is a chart reflecting the currency trends for the Australian and New Zealand Dollars vis-à-vis the U.S. Dollar since 1996.

Exchange Rates
Australia $
New Zealand $
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
US$ Per Unit of Foreign Currency
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
Average Yearly Rate

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

o	our ability to renew, extend or renegotiate the our loans that mature in 2018;
o	our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;
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

At March 31, 2018, approximately 39% and 15% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $3.3 million in cash and cash equivalents.  At December 31, 2017, approximately 40% and 15% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $4.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $0.8 million for the three months ended March 31, 2018.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 76% and 67% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $12.6 million and $4.4 million, respectively, and the change in our quarterly net income would be $432,000 and $32,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2018 and December 31, 2017, the balance of cumulative foreign currency translation adjustments was approximately $22.8 million gain and $23.6 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $145,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we implemented the provisions of ASU 2014-09, which impacted certain of our accounting processes and policies around revenue recognition. As a result, we added certain internal controls around the accumulation of information related to our customer loyalty arrangements. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Item 3, Legal Proceedings, contained in our 2017 Form 10-K.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our 2017 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the periods covered by this report.

The following table summarizes our repurchases under the March 2, 2017 stock repurchase program up until March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$ 15.99	41,899	$ 24,330,149
May 2017	98,816	$ 15.78	98,816	$ 22,771,316
June 2017	70,234	$ 16.39	70,234	$ 21,620,212
August 2017	187,207	$ 15.81	187,207	$ 18,659,580
September 2017	5,000	$ 15.71	5,000	$ 18,581,038
December 2017	6,567	$ 16.01	6,567	$ 18,475,900
February 2018	8,500	$ 16.98	8,500	$ 18,331,570
March 2018	10,138	$ 16.99	10,138	$ 18,159,364

Total	428,361	$ 15.97	428,361	$ 18,159,364

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 15 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Separation Payment Benefit

As discussed in our Report on Form 10-K/A dated April 30, 2018, Mr. Ghose’s employment contract with our Company expires on May 10, 2018.  It is currently anticipated that Mr. Ghose will continue with our Company as an employee under terms currently being negotiated.  Mr. Ghose will have upon the expiration of his existing employment contract, a vested right to receive a payment of twelve months salary and benefits (determined as of May 10, 2018) upon termination or non-renewal of his employment agreement.

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

READING INTERNATIONAL, INC.

Date:    May 10, 2018

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:    May 10, 2018

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer