Form 10-Q
period 2018-06-30
READING INTERNATIONAL INC
filed 2018-08-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2018 there were 21,309,702 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$12,742	$13,668
Receivables	8,371	13,050
Inventory	1,418	1,432
Prepaid and other current assets	7,916	5,325
Total current assets	30,447	33,475
Operating property, net	265,586	264,724
Investment and development property, net	74,042	61,254
Investment in unconsolidated joint ventures	5,112	5,304
Goodwill	19,686	20,276
Intangible assets, net	7,805	8,542
Deferred tax asset, net	25,776	24,908
Other assets	7,258	4,543
Total assets	$435,712	$423,026
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$24,051	$34,359
Film rent payable	10,774	13,511
Debt – current portion	10,747	8,109
Taxes payable – current	4,383	2,938
Deferred current revenue	7,341	9,850
Other current liabilities	9,342	11,679
Total current liabilities	66,638	80,446
Debt – long-term portion	119,946	94,862
Subordinated debt, net	27,574	27,554
Noncurrent tax liabilities	12,040	12,274
Other liabilities	28,346	26,649
Total liabilities	254,544	241,785
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,101,614 issued and 21,309,702 outstanding at June 30, 2018, and 33,019,565 issued and 21,251,291 outstanding at December 31, 2017	232	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2018 and December 31, 2017	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2018 and December 31, 2017	--	--
Additional paid-in capital	146,567	145,898
Retained earnings	40,918	32,679
Treasury shares	(23,303)	(22,906)
Accumulated other comprehensive income	12,332	20,991
Total Reading International, Inc. stockholders’ equity	176,763	176,910
Noncontrolling interests	4,405	4,331
Total stockholders’ equity	181,168	181,241
Total liabilities and stockholders’ equity	$435,712	$423,026

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017 (1)	2018	2017(1)
Revenue
Cinema	$80,183	$67,443	$152,438	$134,003
Real estate	4,039	4,970	7,605	7,864
Total revenue	84,222	72,413	160,043	141,867
Costs and expenses
Cinema	(60,306)	(52,139)	(115,254)	(103,921)
Real estate	(2,551)	(2,342)	(4,935)	(4,377)
Depreciation and amortization	(5,626)	(4,054)	(10,877)	(7,987)
General and administrative	(7,165)	(6,118)	(14,761)	(12,291)
Total costs and expenses	(75,648)	(64,653)	(145,827)	(128,576)
Operating income	8,574	7,760	14,216	13,291
Interest expense, net	(1,790)	(1,787)	(3,384)	(3,647)
Gain on sale of assets	--	9,417	--	9,417
Gain on insurance recoveries	--	9,217	--	9,217
Other (expense) income	(61)	27	(143)	848
Income before income tax expense and equity earnings of unconsolidated joint ventures	6,723	24,634	10,689	29,126
Equity earnings of unconsolidated joint ventures	331	264	588	518
Income before income taxes	7,054	24,898	11,277	29,644
Income tax expense	(1,953)	(5,846)	(3,108)	(7,549)
Net income	$5,101	$19,052	$8,169	$22,095
Less: net income attributable to noncontrolling interests	102	20	124	32
Net income attributable to Reading International, Inc. common shareholders	$4,999	$19,032	$8,045	$22,063
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.22	$0.82	$0.35	$0.95
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.22	$0.81	$0.35	$0.94
Weighted average number of shares outstanding–basic	22,933,589	23,148,995	22,979,436	23,168,703
Weighted average number of shares outstanding–diluted	23,147,373	23,396,143	23,193,220	23,415,851

See accompanying Notes to the Unaudited Consolidated Financial Statements.

(1)	Certain prior year balances have been reclassified to conform to the 2018 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017(1)	2018	2017(1)
Net income	$5,101	$19,052	$8,169	$22,095
Foreign currency translation (loss) gain	(7,968)	2,575	(8,771)	8,401
Other	52	52	102	100
Comprehensive income	(2,815)	21,679	(500)	30,596
Less: net income attributable to noncontrolling interests	102	20	124	32
Less: comprehensive (loss) income attributable to noncontrolling interests	(7)	--	(10)	13
Comprehensive (loss) income attributable to Reading International, Inc.	$(2,910)	$21,659	$(614)	$30,551

See accompanying Notes to the Unaudited Consolidated Financial Statements.

(1)	Certain prior year balances have been reclassified to conform to the 2018 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Operating Activities
Net income	$8,169	$22,095
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(588)	(518)
Distributions of earnings from unconsolidated joint ventures	504	423
Gain recognized on foreign currency transactions	--	(820)
Gain on sale of assets	--	(9,417)
Gain on insurance recoveries	--	(9,217)
Change in net deferred tax assets	(1,165)	690
Depreciation and amortization	10,877	7,987
Other amortization	355	1,259
Stock based compensation expense	718	460
Net changes in operating assets and liabilities:
Receivables	3,532	1,970
Prepaid and other assets	(3,841)	1,018
Payments for accrued pension	(2,529)	--
Accounts payable and accrued expenses	84	(5,859)
Film rent payable	(2,576)	(1,859)
Taxes payable	1,641	(915)
Deferred revenue and other liabilities	(1,851)	(1,309)
Net cash provided by operating activities	13,330	5,988
Investing Activities
Demolition costs of operating property	--	(3,160)
Insurance recoveries relating to property damage and demolition costs	--	18,415
Purchases of and additions to operating and investment properties	(41,180)	(24,824)
Change in restricted cash	(1,795)	12
Distributions of investment in unconsolidated joint ventures	--	124
Disposal of investment in unconsolidated joint ventures	--	(337)
Proceeds from sale of assets	--	16,606
Net cash (used in) / provided by investing activities	(42,975)	6,836
Financing Activities
Repayment of long-term borrowings	(21,839)	(38,255)
Proceeds from borrowings	51,300	22,869
Repurchase of Class A Nonvoting Common Stock	(397)	(3,400)
Proceeds from the exercise of stock options	196	150
Noncontrolling interest contributions	55	49
Noncontrolling interest distributions	(93)	(133)
Net cash provided by / (used in) financing activities	29,222	(18,720)
Effect of exchange rate changes on cash and cash equivalents	(503)	(46)
Net decrease in cash and cash equivalents	(926)	(5,942)
Cash and cash equivalents at January 1	13,668	19,017
Cash and cash equivalents at June 30	$12,742	$13,075
Supplemental Disclosures
Interest paid	$3,649	$2,870
Income taxes paid	5,061	5,711
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	789	--

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Business and Segment Reporting

The Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company”, “Reading” and “we”, “us”, or “our”), was incorporated in 1999.  Our businesses consist primarily of:

•	the operation, development and ownership of multiplex cinemas in the United States, Australia, and New Zealand; and,
•	the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States.

Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate activities, we hold undeveloped land in urban and suburban centers in New Zealand and the United States.

The table below summarizes the results of operations for each of our business segments for the quarter and six months ended June 30, 2018 and 2017, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Cinema exhibition	$80,183	$67,443	$152,438	$134,003
Real estate	6,385	6,933	12,342	11,431
Inter-segment elimination	(2,346)	(1,963)	(4,737)	(3,567)
	$84,222	$72,413	$160,043	$141,867
Segment operating income:
Cinema exhibition	$12,494	$9,788	$22,779	$18,879
Real estate	1,914	2,756	3,544	4,051
	$14,408	$12,544	$26,323	$22,930

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Segment operating income	$14,408	$12,544	$26,323	$22,930
Unallocated corporate expense
Depreciation and amortization expense	(104)	(110)	(221)	(214)
General and administrative expense	(5,730)	(4,674)	(11,886)	(9,425)
Interest expense, net	(1,790)	(1,787)	(3,384)	(3,647)
Equity earnings of unconsolidated joint ventures	331	264	588	518
Gain on sale of assets	--	9,417	--	9,417
Gain on insurance recoveries	--	9,217	--	9,217
Other income (expense)	(61)	27	(143)	848
Income before income tax expense	$7,054	$24,898	$11,277	$29,644

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017 (“2017 Form 10-K”).  All significant intercompany balances and transactions have been eliminated on consolidation.  These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Reclassifications

Certain reclassifications have been made in the June 30, 2017 comparative information in our consolidated financial statements and accompanying notes to conform to the 2018 presentation.  These reclassifications relate to the following immaterial balances:

(i)	net-off of interest income against interest expense in our consolidated statements of income; and
(ii)	combination of certain components in our consolidated statements of comprehensive income into one line, called “Others”.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

1)

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

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 Revenue from Contracts with Customers were as follows:

(Dollars in thousands)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Deferred income taxes	$24,908	(161)	24,747
Liabilities
Deferred current revenue	$9,850	(355)	9,495
Stockholders' Equity
Retained earnings	$32,679	194	32,873

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows:

	Quarter to June 30, 2018			Six months to June 30, 2018
(Dollars in thousands)	As Reported, June 30, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)	As Reported, June 30, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Revenues
Cinema	$80,183	80,192	(9)	$152,438	152,187	251
Income tax expense	(1,953)	(1,955)	(2)	(3,108)	(3,039)	69
Net income	$4,999	5,006	(7)	$8,045	7,863	182

(Dollars in thousands)				As Reported, June 30, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Assets
Deferred income taxes				$25,776	25,845	(69)
Liabilities
Deferred current revenue				$7,341	7,592	(251)
Stockholders' Equity
Retained earnings				$40,918	40,736	182

Refer to Note 1: - Description of the Business and Segment Reporting for a disaggregation of our revenue sources.

Cinema Segment

Sales of cinema tickets and food and beverage (“F&B”) revenue: recognized when sold and collected, either in cash or by credit card at our theatre locations and through our online selling channels. Sales of bulk or advanced tickets are deferred and recognized as revenue when the ticket is used to gain admission to a particular movie.

Gift Card/Certificate Programs: We run gift card and gift certificate programs in all three countries. Revenue from these programs is deferred and recognized when redeemed. From January 1, 2018, we recognize revenue on unredeemed cards and certificates using the proportional method, whereby breakage revenue is recognized in proportion to the pattern of rights exercised by the customer when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts. This is based on a breakage ‘experience rate’ which is determined by historical redemption data.

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

Real Estate

Live Theatre License Fees: We have real property interest in and license theatre space to third parties for the presentation of theatrical productions. Revenue is recognized in accordance with the license agreement, and is recorded on a weekly basis after the performance of a show has occurred.

Property Rentals:  We contractually retain substantially all of the risks and benefits of ownership of our real estate properties and therefore, we account for our tenant leases as operating leases.  Accordingly, rental revenue is recognized on a straight-line basis over the lease term.

2)

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows, Topic 230: Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This standard requires that amounts generally described as restricted cash and cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. This standard has no material effect on our consolidated statement of cash flows.

3)

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The standard applies to eight (8) specific cash flow classification issues, reducing the current and potential future diversity in the presentation of certain cash flows. Adoption of this standard has no material effect on our consolidated statement of cash flows.

4)

On January 1, 2018, the Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard (i) requires that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) specifies how to present the service cost component and the other components of net benefit cost in the income statement and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization.  The standard has no material impact on our consolidated financial statements.

5)

On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU provides that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a “business”, thus reducing the number of transactions that need further evaluation for business combination.   The standard has no material impact on our current consolidated financial statements, and we do not expect it to be applicable to our consolidated financial statements in the near term unless we enter into a definitive business acquisition transaction.

6)

On January 1, 2017, the Company adopted ASU 2016-09,  Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This standard, which became effective for fiscal years beginning after December 15, 2016, provides for the simplification of several aspects of the accounting for share-based payment transactions, including (i) accounting for tax benefits in excess of compensation cost and tax deficiencies, (ii) accounting for forfeitures, and (iii) classification on the statement of cash flows. The only significant impact of the adoption of this standard to the Company is the immediate recognition of excess tax benefits (or “windfalls”) and tax deficiencies (or “shortfalls”) in the consolidated statement of income.  Previously, (i) tax windfalls were recorded in additional paid-in capital (“APIC”) in the consolidated statement of stockholders’ equity and (ii) tax shortfalls were recorded in APIC to the extent of previous windfalls and then to the consolidated statement of income.

Issued:

❖	ASUs Effective 2019 and Beyond
•	New Lease Accounting Model (ASU 2016-02, Leases: Topic 842)

This standard, which becomes effective for the Company on January 1, 2019, establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of this new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material since a majority of our operating cinemas are leased.  We have developed an implementation plan. Significant implementation matters that we are addressing include (i) assessment of lease population, (ii) determination of appropriate discount rate to use and (iii) assessment of renewal options to include in the initial lease term. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to the recognition of new ROU assets and lease liabilities on its balance sheet for cinemas currently subject to operating leases.

•	Goodwill Impairment Simplification (ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment)

Issued by FASB in January 2017, this standard removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. The new standard is effective for the Company on January 1, 2020, including interim periods within the year of adoption.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The standard has no material impact on our consolidated financial statements.

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2018. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure.  However, in certain circumstances, we move funds between jurisdictions where circumstances encouraged us to do so from an overall economic standpoint. Going forward, particularly in light of recent tax law changes, we intend to take a more global view of our financial resources, and to be more flexible in making use of resources from one jurisdiction in other jurisdictions.

As of December 31, 2016, we determined that certain historically long-term intercompany loans from our parent company (Reading International, Inc.), to our Australian subsidiary were short-term in nature. Subsequently, on September 1, 2017, we determined that the remaining AU$21.1 million intercompany loans originally classified as long-term should be considered as short-term as well. These loans were paid in full on December 21, 2017. We recognized a foreign exchange gain on these intercompany advances based on the relative strengthening of the Australian dollar to the U.S. dollar in the amount of $825,000 for the six months ended June 30, 2017 in our Consolidated Statements of Income. No further foreign exchange gains or losses were recognized in the first six months of 2018 in relation to these loans.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
	June 30, 2018		December 31, 2017	June 30, 2017
Spot Rate
Australian Dollar	0.7399		0.7815	0.7676
New Zealand Dollar	0.6773		0.7100	0.7322
Average Rate
Australian Dollar	0.7569	0.7715	0.7670	0.7511	0.7547
New Zealand Dollar	0.7046	0.7161	0.7111	0.7049	0.7086

Note 4 – Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income attributable to the Company’s common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income attributable to the Company’s common stockholders by the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for equity-based compensation awards.

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income attributable to RDI common stockholders	$4,999	$19,032	$8,045	$22,063
Denominator:
Weighted average number of common stock – basic	22,933,589	23,148,995	22,979,436	23,168,703
Weighted average dilutive impact of awards	213,784	247,148	213,784	247,148
Weighted average number of common stock – diluted	23,147,373	23,396,143	23,193,220	23,415,851
Basic EPS attributable to RDI common stockholders	$0.22	$0.82	$0.35	$0.95
Diluted EPS attributable to RDI common stockholders	$0.22	$0.81	$0.35	$0.94
Awards excluded from diluted EPS	126,840	149,841	126,840	149,841

Our weighted average number of common stock - basic decreased primarily as a result of the repurchase of shares of Class A Non-Voting Common Stock “Class A Common Stock”) during the 12 months ended June 30, 2018, pursuant to our current stock repurchase program offset by the issuance of shares due to the exercise of share options and vesting of restricted stock units.

Note 5 – Property and Equipment

Operating Property, net

As of June 30, 2018 and December 31, 2017, property associated with our operating activities is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Land	$77,420	$76,457
Building and improvements	151,196	153,232
Leasehold improvements	55,457	48,481
Fixtures and equipment	159,752	145,033
Construction-in-progress	10,494	26,000
Total cost	454,319	449,203
Less: accumulated depreciation	(188,733)	(184,479)
Operating property, net	$265,586	$264,724

Depreciation expense for operating property was $5.4 million and $10.2 million for the quarter and six months ended June 30, 2018 and $3.5 million and $7.3 million for the quarter and six months ended June 30, 2017, respectively.

Investment and Development Property, net

As of June 30, 2018 and December 31, 2017, our investment and development property is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Land	$24,272	$25,025
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	47,870	34,329
Investment and development property	$74,042	$61,254

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2018 are shown below:

(Dollars in thousands)	Balance, December 31, 2017	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, June 30, 2018
Union Square development	$29,223	$13,884	$--	$--	$43,107
Newmarket Property development	370	545	(637)	(22)	256
Courtenay Central development	4,676	38	--	(217)	4,497
Cinema developments and improvements	19,015	8,206	(21,304)	(81)	5,836
Other real estate projects	7,045	2,544	(4,581)	(340)	4,668

Total	$60,329	$25,217	$(26,522)	$(660)	$58,364

(1)	Includes capitalized interest of $800,000 and $1.1 million for the quarter and six months ended June 30, 2018, respectively.

Real Estate Transactions

Sale of Landholding in Burwood, Australia

On December 14, 2017, we received $28.1 million (AU$36.6 million) representing the final payment with respect to the $50.6 million (AU$65.0 million) sale price of our property in Burwood, Victoria, Australia.  Previously, partial payments of $16.6 million (AU$21.8 million) and $5.9 million (AU$6.5 million) were received on June 19, 2017 and May 23, 2014.

Purchase of Land at Cannon Park, Australia

On June 13, 2018, we acquired a 163,000 square foot (15,150 square meter) parcel of land at our Cannon Park ETC, in connection with the restructuring of our relationship with the adjacent land owner. Prior to the restructuring, this parcel was commonly owned by us and the adjoining land owner. In the restructuring, the adjoining land owner conveyed to us its interest in the parcel for AU$1. We granted the adjoining land owner certain access rights with respect to that parcel.

Purchase of Property in Auburn, Australia

On June 29, 2018, we purchased a property for $3.5 million (AU$ 4.5 million) in Auburn (Sydney area), Australia. The property which borders our Redyard ETC in Auburn on three sides to the east, west and south and consists of an approximately 16,830 square foot building located on an estimated 20,870 square foot lot, is subject to a lease to Telstra Corporation through September 2022.  This will allow us time to plan for the efficient integration into our ETC.  Including this acquisition, our Redyard ETC represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2018 and December 31, 2017:

		June 30,	December 31,
(Dollars in thousands)	Interest	2018	2017
Rialto Cinemas	50.0%	$1,209	$1,186
Mt. Gravatt	33.3%	3,903	4,118
Total investments		$5,112	$5,304

For the quarter and six months ended June 30, 2018 and 2017, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Rialto Cinemas	$83	$22	$153	$61
Mt. Gravatt	248	242	435	457
Total equity earnings	$331	$264	$588	$518

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2017	$15,052	$5,224	$20,276
Foreign currency translation adjustment	(590)	--	(590)
Balance at June 30, 2018	$14,462	$5,224	$19,686

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2018. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2018, we were not aware that any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of June 30, 2018 and December 31, 2017, respectively.

	As of June 30, 2018
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,702	$7,255	$1,137	$37,094
Less: Accumulated amortization	(23,728)	(5,072)	(489)	(29,289)
Net intangible assets other than goodwill	$4,974	$2,183	$648	$7,805

	As of December 31, 2017
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,860	$7,254	$1,139	$37,253
Less: Accumulated amortization	(23,292)	(4,936)	(483)	(28,711)
Net intangible assets other than goodwill	$5,568	$2,318	$656	$8,542

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over their estimated useful life of 45 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2018.

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Beneficial lease amortization	$292	$353	$499	$657
Other amortization	94	105	189	207
Total intangible assets amortization	$386	$458	$688	$864

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Prepaid and other current assets
Prepaid expenses	$2,186	$1,625
Prepaid rent	989	1,055
Prepaid taxes	2,252	653
Income taxes receivable	2,187	1,686
Deposits	243	243
Investment in marketable securities	43	46
Restricted cash	16	17
Total prepaid and other current assets	$7,916	$5,325
Other non-current assets
Straight-line rent	3,484	2,564
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	--	7
Long-term restricted cash	1,802	--
Total other non-current assets	$7,258	$4,543

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

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credit. Our effective tax rate was 27.6% and 25.5% for the six months ended June 30, 2018 and 2017, respectively.  The change between 2018 and 2017 is primarily related to the reduction of U.S. statutory corporate tax rate as the result of the Tax Act, foreign tax credit, partially offset by a change in the foreign tax rate differential and non-taxable insurance proceeds received in 2017.

Note 10 – Debt

The Company’s borrowings at June 30, 2018 and December 31, 2017, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2018
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,574	6.36%	6.36%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	31,000	31,000	5.09%	5.09%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	--	--	5.08%	5.08%
Bank of America digital projector loan (USA)	December 28, 2019	3,830	3,830	3,830	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)(4)	September 1, 2019	19,294	19,294	18,975	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	November 1, 2018	7,500	7,500	7,476	4.75%	4.75%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	9,609	9,609	9,479	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)(4)	December 29, 2019	57,500	19,888	17,263	6.06% / 12.10%	8.52%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	December 31, 2019	49,203	42,729	42,670	3.02%	3.02%
Westpac Bank Corporate (general/non-construction) Credit Facility (NZ)	December 31, 2019	23,706	--	-	3.70%	3.70%
Westpac Bank Corporate (construction) Credit Facility (NZ)	December 31, 2018	12,191	--	--	3.70%	3.70%
		$270,746	$161,763	$158,267

(1)

Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of June 30, 2018.

(2)	The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2018.
(3)	Net of deferred financing costs amounting to $3.5 million.
(4)

The term loan for our Cinema 1,2,3 Theatre was refinanced during the third quarter of 2016 with Valley National Bank. The term loan, which is collateralized by our new U.S Corporate Headquarters office building, was obtained with Citizens Asset Finance Inc. The loan for our Minetta and Orpheum Theatres was obtained from Santander Bank. In December 2016, we completed the negotiation of the construction financing for our Union Square redevelopment project, $8.0 million of which was advanced from the total construction loan limit of $57.5 million on December 29, 2016.  As of June 30, 2018 an additional $11.9 million had been advanced.

	As of December 31, 2017
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,554	5.38%	5.38%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	31,000	31,000	4.57%	4.57%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	--	--	4.57%	4.57%
Cinema 1, 2, 3 Term Loan (USA)(4)	September 1, 2019	19,500	19,500	19,105	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(4)	June 1, 2018	7,500	7,500	7,470	4.13%	4.13%
U.S. Corporate Office Term Loan (USA)(4)	January 1, 2027	9,719	9,719	9,582	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)(4)	December 29, 2019	57,500	8,000	5,033	5.81%	5.81%
Denominated in FC (2)
NAB Corporate Loan Facility (AU)	June 30, 2019	51,970	30,869	30,781	3.66%	3.66%
Westpac Bank Corporate (general/non-construction) Credit Facility (NZ)	December 31, 2019	24,850	--	--	3.70%	3.70%
Westpac Bank Corporate (construction) Credit Facility (NZ)	December 31, 2018	12,780	--	--	3.70%	3.70%
		$271,732	$134,501	$130,525

(1)

Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of December 31, 2017.

(2)	The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2017.
(3)	Net of deferred financing costs amounting to $4.0 million.
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

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	Dollars in thousands
Balance Sheet Caption	June 30, 2018	December 31, 2017
Debt - current portion	$10,747	$8,109
Debt - long-term portion	119,946	94,862
Subordinated debt	27,574	27,554
Total borrowings	$158,267	$130,525

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment reduces the applicable consolidated leverage ratio covenant by 0.25% and modifies the term of the facility based on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial in accordance with U.S. GAAP.

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

Union Square Construction Financing

On December 29, 2016, we closed on our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50.0 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  At December 29, 2016, Bank of the Ozarks advanced $8.0 million to repay the then existing $8.0 million loan with East West Bank. As of June 30, 2018, an additional $4.4 million had been advanced under the senior loan facility, along with the full $7.5 million available under the mezzanine loan facility.

Presented in the table below is the breakdown of the Union Square construction financing as of June 30, 2018:

(Dollars in thousands)		Facility Limits and Advances
Financing Component	Lender	Facility Limit	Advanced-to- Date	Remaining Facility	Interest Rate(1)	Maturity Date(2)
Mezzanine loan	Tammany Mezz Investor LLC	$7,500	$7,500	$--	Greater of (i) 10.50% and (ii) Adjusted LIBOR + 10%	December 29, 2019
Senior loan, including building and project loan	Bank of the Ozarks	50,000	12,388	37,612	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Total Union Square Financing		$57,500	$19,888	$37,612

(1)	Not to exceed the New York State maximum lawful borrowing rate, which typically is 16%.
(2)	Allowable for up to two (2) extension request options, one (1) year for each extension request.

Westpac Bank Corporate Credit Facility

On December 15, 2017, we extended the maturity of the 1st tranche (general/non-construction credit line) of our Westpac Corporate Credit Facility to December 31, 2019. Prior to this on April 26, 2017, we extended the maturity of our entire Westpac Corporate Credit Facility of $35.9 million (NZ$53.0 million) to December 31, 2018, from March 31, 2018.  We are currently working on a longer-term renewal of our Westpac Corporate Credit Facility which will replace the existing facility.

Bank of America Digital Projector Loan

On February 5, 2018, we purchased our U.S. digital cinema projectors, which had previously been held on operating leases, using a $4.6 million loan from Bank of America. We made further U.S. digital cinema projector purchases in March and April 2018, increasing this loan to $4.9 million. This loan carries an interest rate of 5%.

NAB Corporate Term Loan (AU)

On May 9, 2018, we extended the term of NAB Corporate Term Loan to December 31, 2019. Such modification was not considered to be substantial under US GAAP.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Current liabilities
Lease liability	$5,900	$5,900
Liability for demolition costs	2,654	2,781
Accrued pension	684	2,907
Security deposit payable	75	91
Other	29	--
Other current liabilities	$9,342	$11,679
Other liabilities
Straight-line rent liability	$15,570	$13,444
Lease make-good provision	5,612	5,648
Accrued pension	4,921	5,228
Environmental reserve	1,656	1,656
Deferred revenue - real estate	9	18
Acquired leases	137	186
Other	441	469
Other liabilities	$28,346	$26,649

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $5.6 million at June 30, 2018.  The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and six months ended June 30, 2018 and 2017.  Our pension plan is unfunded.

During the quarter and six months ended June 30, 2018, the interest cost was $45,000 and $90,000 respectively, and actuarial loss was $52,000 and $104,000 respectively. During the quarter and six months ended June 30, 2017, the interest cost was $45,000 and $90,000 respectively, and actuarial loss was $51,000 and $103,000.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available-for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2018	$23,575	$8	$(2,592)	$20,991
Net current-period other comprehensive (loss) income	(8,761)	(2)	104	(8,659)
Balance at June 30, 2018	$14,814	$6	$(2,488)	$12,332

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

From time to time, there are claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance providers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second-hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

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

Description	Plaintiff/ Claimant	Filed with	Current Status
James J. Cotter, Jr. Legal Cases
• Cotter, Jr. Derivative Litigation against all Directors	Cotter, Jr.	Nevada District Court

The Nevada District Court dismissed with prejudice all claims asserted against Directors Guy Adams, Ellen Cotter and Margaret Cotter by James J. Cotter, Jr, in his purported derivative litigation in the case of Cotter v. Cotter, et al, Case No. A-15-719860-B (District Court of the State of Nevada for Clark County). The District Court granted the summary judgment motions from the bench on June 19, 2018, and a final order is now being prepared.  All claims against Directors Judy Codding, William Gould, Edward L. Kane, Douglas McEachern and Michael Wrotniak were previously dismissed with prejudice by the District Court's order dated December 28, 2017.  The June dismissal with prejudice of claims against the Company's Directors was entered by the District Court over the protests of Mr. Cotter, Jr., and it is anticipated that Mr. Cotter, Jr. will likely appeal the District Court's decision. Mr. Cotter, Jr. has already appealed the District Court's December 28, 2017 decision.

• Employment Arbitration	RDI	American Arbitration Association	While the Company is the named claimant, the matter relates to Mr. Cotter, Jr’s claims for compensation related to his termination. In Discovery Phase: hearing anticipated in October, 2018.
• Direct Case against the Company seeking reimbursement and advancement of attorney’s fees incurred with respect to the Employment Arbitration	Cotter, Jr.	Nevada District Court	Summary judgment entered in favor of the Company on October 3, 2016.
• Cotter Trust Litigation: Determination of Status of Cotter, Jr., as Trustee	Ellen and Margaret Cotter	California Superior Court

The Superior Court has ruled that Cotter, Jr., is not a trustee of either the Cotter Living Trust or the Cotter Voting Trust.  Accordingly, Cotter, Jr., has neither dispositive power nor voting power over any of the Voting Stock currently held by the Cotter Estate or the Cotter Living Trust, or which it is anticipated will be held by the Cotter Voting Trust (the “Cotter Voting Stock”).

• Cotter Trust Litigation: Ex Parte motion seeking appointment of a Trustee Ad Litem to Solicit Offers to Purchase Cotter Voting Stock	Cotter, Jr.	California Superior Court

In response to the ex parte petition of Cotter, Jr., the Superior Court on March 23, 2018 directed that an as-of-yet unnamed trustee ad litem be appointed to solicit offers to purchase the Cotter Voting Stock.  Responding to the writ application of Ellen Cotter and Margaret Cotter, as Trustees of the Cotter Living Trust, and Margaret Cotter, as Trustee of the Cotter Voting Trust, the California Court of Appeals on April 12, 2018 stayed the Superior Court’s order and issued its own order to show cause why the Superior Court’s direction should not be vacated and a new and different order denying the appointment of such a trustee ad litem be issued.  It is currently anticipated that a hearing on this matter will not be held prior to September 2018.

James J. Cotter, Jr., Litigation Matters.

The James J. Cotter, Jr. Derivative Litigation:  On June 12, 2015, the Board of Directors terminated James J. Cotter, Jr. as the President and Chief Executive Officer of our Company.  That same day, Mr. Cotter, Jr. filed a lawsuit, styled as both an individual and a derivative action, and titled “James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V, Dept. XI, against our Company and each of our then sitting Directors (Ellen Cotter, Margaret Cotter, Guy Adams, William Gould, Edward Kane, Douglas McEachern, and Tim Storey) in the Eighth Judicial District Court of the State of Nevada for Clark County (the “Nevada District Court”).   Since that date, our Company has been engaged in ongoing litigation with Mr. Cotter, Jr. with respect to his claims against our Directors. Mr. Cotter, Jr.  twice amended his complaint, removing his individual claims and withdrawing his claims against Tim Storey (but reserving the right to reinstitute such claims), adding claims relating to actions taken by our Board since the filing of his original complaint, and adding as defendants two of our directors who were not on our Board at the time of his termination:  Judy Codding and Michael Wrotniak.  Mr. Cotter, Jr.’s lawsuit, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Action” and his complaint, as amended from time to time, is referred to herein as the “Cotter Jr. Derivative Complaint.”  The defendant directors named in the Cotter Jr. Derivative Complaint, from time to time, are referred to herein as the “Defendant Directors”.

All claims brought by Mr. Cotter, Jr., against Defendant Directors Judy Codding, William Gould, Edward L. Kane, Douglas McEachern and Michael Wrotniak were dismissed with prejudice by the District Court's order dated December 28, 2017, memorializing the Court’s finding that Mr. Cotter, Jr., had failed to raise any genuine issue of material fact relating to the lack of independence or disinterestedness of these directors.  Thereafter, on June 19, 2018, the Nevada District Court dismissed with prejudice all claims asserted by Mr. Cotter, Jr., against the remaining Defendant Directors, Guy Adams, Ellen Cotter and Margaret Cotter. The District Court granted the summary judgment motions in favor of these remaining Defendant Directors from the bench on June 19, 2018, and a final order is now being prepared. The previously announced July 9, 2018 trial date has been vacated. The June 19, 2018 dismissal with prejudice of claims against the Company's Directors was entered by the District Court over the protests of Mr. Cotter, Jr., and it is anticipated that Mr. Cotter, Jr. will likely appeal the District Court's decision. Mr. Cotter, Jr. has already appealed the District Court's December 28, 2017 decision.

The James J. Cotter, Jr., Employment Arbitration:  Our Company continues to be in arbitration with Mr. Cotter, Jr.  (Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015) (the “Cotter Jr. Employment Arbitration”) seeking declaratory relief and defending claims asserted by Mr. Cotter, Jr.  On January 20, 2017, Mr. Cotter Jr. filed a First Amended Counter-Complaint which includes claims of breach of contract, contractual indemnification, retaliation, wrongful termination in violation of California Labor Code § 1102.5, wrongful discharge, and violations of California Code of Procedure § 1060 based on allegations of unlawful and unfair conduct. Mr. Cotter, Jr. seeks compensatory damages estimated by his counsel at more than $1.2 million, plus unquantified special and punitive damages, penalties, interest and attorney’s fees.  On April 9, 2017, the Arbitrator granted without leave to amend the Company’s motion to dismiss Mr. Cotter, Jr.’s claims for retaliation, violation of labor code §1102.5 and wrongful discharge in violation of public policy.  The Cotter Jr. Employment Arbitration is in the discovery phase.   It is currently anticipated that the matter will be heard in October, 2018.

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

The Cotter Trust Litigation:  Up until his death on September 13, 2014, James J. Cotter, Sr., the father of Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter, was our controlling stockholder, having the sole power to vote approximately 66.9% of the outstanding Class B voting common stock (the “Class B Stock”) of the Company.  Under applicable Nevada Law, a stockholder holding more than 2/3rds of the Company’s voting stock has the power at any time, with or without cause, to remove any one or more directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders.

Following the death of Mr. Cotter, Sr., disputes arose among Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter concerning the voting control and disposition of those shares. These disputes initially resulted in an action brought by Ellen Cotter and Margaret Cotter on February 5, 2015 in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”), in the case captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755) (the “Trust Case”), to determine which of two trust documents controlled the living trust created by their father (the “Cotter Living Trust”). On March 23, 2018, the California Superior Court ruled that the trust document advocated by Mr. Cotter, Jr., was invalid.  That ruling has become final and non-appealable.  Accordingly, it has now been judicially established that Ellen Cotter and Margaret Cotter are the Co-Trustees of the Cotter Living Trust, and Margaret Cotter is the sole Trustee of the voting sub-trust to be formed under the Cotter Living Trust to eventually hold Class B Voting Stock representing approximately 66.9% of the outstanding voting stock of our Company (the “Cotter Voting Trust”).

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

On April 12, 2018, following the application for a writ by Ellen Cotter and Margaret Cotter as the Trustees of the Cotter Living Trust, and Margaret Cotter as the Trustee of the Cotter Voting Trust, the California Court of Appeals stayed all trial court proceedings and issued an Order to Show Cause as to why it should not vacate the California Superior Court’s Order that a TTAL be appointed to market the above referenced RDI stock and enter a different order denying Mr. Cotter, Jr’s ex parte petition seeking a TTAL.   It is not currently anticipated that a hearing will be held on this Order to Show Cause prior to September, 2018.

As of June 30, 2018, according to the books of the Company, the Cotter Living Trust held of record 696,080 shares of our Class B Stock constituting approximately 41.4% of the voting power of our outstanding capital stock.  According to the books of the Company, the Estate of James J. Cotter (the “Cotter Estate”) as of that date held of record an additional 427,808 shares of Class B Stock, constituting approximately 25.5% of the voting power of our outstanding capital stock. We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Class B Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Living Trust where it will then be placed in the Cotter Voting Trust.   At the

present time, however, such Class B Stock is held of record by the Cotter Living Trust and the Cotter Estate, respectively.   Ellen Cotter and Margaret Cotter are also the Co-Executors of the Cotter Estate.

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

Costs of Litigation/Arbitration:  Our Company was legally obligated to cover the costs and expenses incurred by our Defendant Directors in defending the Cotter Jr. Derivative Action and the T2 Derivative Action.  Furthermore, although in a derivative action the stockholder plaintiff seeks only damages or other relief for the benefit of our Company, and not for the stockholder plaintiff’s individual benefit and, accordingly, although our Company is, at least in theory, only a nominal defendant, as a practical matter our Company had a direct interest in defending against Mr. Cotter, Jr.’s claims and opposing the remedies he was seeking. Mr. Cotter, Jr. was, among other things, (a) seeking an order that our Board’s termination of Mr. Cotter, Jr. was ineffective and demanding, as a remedy, that he be reinstated as the President and Chief Executive Officer of our Company, (b) seeking an order limiting the use of our Board’s Executive Committee, and (c) asserting that our Company has made materially misleading statements in certain press releases and filings with the SEC.  Accordingly, our Company also incurred, on its own account, significant cost and expense defending the decision to terminate Mr. Cotter, Jr. as President and Chief Executive Officer, its board committee structure, and the adequacy of those press releases and filings, in addition to its costs incurred in responding to discovery demands and satisfying indemnity obligations to the Defendant Directors.  Likewise, in connection with the T2 Derivative Action, our Company incurred substantial costs defending claims related to the defense of claims relating to the termination of Mr. Cotter, Jr., opposing his reinstatement, and defending the conduct of its annual meetings.  Cost incurred in the Cotter Jr. Employment Arbitration and in the defense of the Cotter Jr. Attorney’s fees case were direct costs of our Company.

The Directors and Officer’s Insurance Policy, in the amount of $10 million, was used to cover a portion of the costs of defending the Cotter Jr. Derivative Action, but has been exhausted.  We are now covering the defense costs of the Defendant Directors, in addition to our own costs incurred in connection with the Cotter Jr. Derivative Action. In 2017, these out-of-pocket costs totaled approximately $4.0 million.  Costs of the litigation for the six months ended June 30, 2018, ended were $2.6 million, compared to $1.2 million for the same period in 2017. This increase in expense was principally due to the need to prepare for the July 9, 2018 trial date ordered by the Nevada District Court and to prepare various dispositive motions setting forth defenses made available by the Nevada Court’s Dismissal in December, 2017, of the claims against Defendant Directors Codding, Gould, Kane, McEachern and Wrotniak. Those motions were successful and no trial was ultimately held.  While the Nevada District Court has now dismissed with prejudice on summary judgment all of Mr. Cotter, Jr’s claims against all of the Defendant Directors, it is anticipated that we will incur further costs defending Mr. Cotter, Jr’s appeal of the Nevada District Court’s dismissal of his claims.

Our Company has also incurred legal expense representing the interests of our Company in the Trust Case, opposing Mr. Cotter, Jr.’s Ex Parte Motion to seek a trustee ad litem to market stock potentially representing a controlling interest in our Company without the involvement of our Board of Directors and without any safeguards to protect the interests of non-controlling stockholders.

The Special Independent Committee: On August 7, 2017, our Board  appointed a Special Independent Committee to, among other things, review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, responding to or relating to the Cotter  Jr. Derivative Action, the Cotter Jr. Employment Arbitration, the Cotter Trust Litigation, and any other litigation or arbitration matters involving any one or more of Ellen Cotter, Margaret Cotter, James J. Cotter, Jr., the Cotter Estate and/or the Cotter Living Trust.

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

In April 2016, we were awarded $2.3 million in attorney’s fees and costs. This amount, plus interest has now been paid in full, final payment being received on March 5, 2018. STOMP continues to play at our Orpheum Theater.

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

•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Australian Country Cinemas, Pty Ltd	$168	$138
Shadow View Land and Farming, LLC	2,156	2,127
Sutton Hill Properties, LLC	2,081	2,066
Noncontrolling interests in consolidated subsidiaries	$4,405	$4,331

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Australian Country Cinemas, Pty Ltd	$93	$68	$133	$113
Shadow View Land and Farming, LLC	(13)	(11)	(25)	(27)
Sutton Hill Properties, LLC	22	(37)	16	(54)
Net income attributable to noncontrolling interests	$102	$20	$124	$32

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2018	$176,910	$4,331	$181,241
Adjustments to opening retained earnings on adoption of ASC 606	194	(2)	192
Net income	8,045	124	8,169
Increase in additional paid in capital	670	--	670
Treasury stock purchased	(397)	--	(397)
Contributions from noncontrolling stockholders	--	55	55
Distributions to noncontrolling stockholders	--	(93)	(93)
Sale of noncontrolling interest	--	--	--
Accumulated other comprehensive income	(8,659)	(10)	(8,669)
Equity at June 30, 2018	$176,763	$4,405	$181,168

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2017	$142,197	$4,418	$146,615
Net income	22,063	32	22,095
Increase in additional paid in capital	610	--	610
Treasury stock purchased	(3,400)	--	(3,400)
Contributions from noncontrolling stockholders	--	49	49
Distributions to noncontrolling stockholders	--	(131)	(131)
Accumulated other comprehensive loss	8,489	13	8,502
Equity at June 30, 2017	$169,959	$4,381	$174,340

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

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Company's 2010 Plan to increase the number of shares of common stock issuable under such plan by an additional 947,460 shares.  The effect of the increase is to restore the amount of shares of Common Stock available under the 2010 Stock Incentive Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  As of June 30, 2018, we had 1,176,342 shares remaining for future issuances.

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

There were no share options issued in the quarter ended June 30, 2018. The weighted average assumptions used in the option-valuation model were as follows:

	Six Months Ended June 30
	2018	2017
Stock option exercise price	$16.40	$15.97
Risk-free interest rate	2.56%	1.68%
Expected dividend yield	--	--
Expected option life in years	3.75	3.75
Expected volatility	24.99%	24.92%
Weighted average fair value	$3.80	$3.46

For the quarter ended June 30, 2018 and 2017, we recorded compensation expense of $112,000 and $84,000, respectively.  For the six months ended June 30, 2018 and 2017, we recorded compensation expense of $197,000 and $139,000, respectively. At June 30, 2018, the total unrecognized estimated compensation expense related to non-vested stock options was $1.1 million, which we expect to recognize over a weighted average vesting period of 1.77 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2018 was $2.2 million, of which 82.6% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of June 30, 2018 and December 31, 2017:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2016	535,077	$9.84	2.61	$3,615,191
Granted	169,762	15.94	--	--
Exercised	(177,750)	7.85	--	702,840
Forfeited	(2,500)	6.23	--	--
Balance - December 31, 2017	524,589	$12.50	3.15	$3,054,325
Granted	126,840	16.40	--	--
Exercised	(35,000)	5.79	--	321,749
Forfeited	--	--	--	--
Balance - June 30, 2018	616,429	$13.68	3.25	$2,193,858

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of June 30, 2018:

	Outstanding Restricted Stock Units
	RSU Grants (in units)		Total	Vested,	Unvested,
Grant Date	Directors	Management	Grants	June 30, 2018	June 30, 2018
March 10, 2016	35,147	27,381	62,528	48,837	13,691
April 11, 2016	--	5,625	5,625	1,406	4,219
March 23, 2017	30,681	32,463	63,144	46,912	16,232
August 29, 2017	--	7,394	7,394	--	7,394
January 2, 2018	29,393	--	29,393	--	29,393
April 12, 2018	--	29,596	29,596	--	29,596
April 13, 2018	--	14,669	14,669	--	14,669

Total	95,221	117,128	212,349	97,155	115,194

These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% on the date of grant which is early January of the year following in which such RSUs were granted (in the case of directors).  For the quarter ended June 30, 2018 and 2017, we recorded compensation expense of $227,000 and $180,000, respectively.  For the six months ended June 30, 2018 and 2017, we recorded compensation expense of $521,000 and $299,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $1.5 million as of June 30, 2018, which we expect to recognize over a weighted average vesting period of 1.1 years.

Stock Repurchase Program

On March 2, 2017, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Class A Stock.  The previously approved stock repurchase program, which allowed management to spend up to an aggregate of $10.0 million to acquire shares of Reading’s Class A Common Stock, was completed as of December 31, 2016.

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

Under the stock repurchase program, as of June 30, 2018, the Company has reacquired 433,361 shares of Class A Stock for $6.9 million at an average price of $15.97 per share (excluding transaction costs) to-date, of which 23,638 were purchased for $397,000 at an average price of $16.80 during 2018. 5,000 shares were purchased during the quarter ended June 30, 2018.  This leaves $18.1 million available under the March 2, 2017 program for repurchase as of June 30, 2018.  The Board authorization for the stock repurchase program is currently set to expire on March 2, 2019.

Note 16 – Derivative Instruments

From time to time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Income. As of June 30, 2018, we do not have material derivative positions nor have designated any of these derivatives as accounting hedges.

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

As of June 30, 2018 and December 31, 2017 material financial assets and financial liabilities were carried and measured at fair value on a recurring basis.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2018
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$133,850	$--	$--	$133,585	$133,585
Subordinated debt	27,913	--	--	17,695	17,695
	$161,763	$--	$--	$151,280	$151,280

		Fair Value Measurement at December 31, 2017
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$106,588	$--	$--	$106,894	$106,894
Subordinated debt	27,913	--	--	16,088	16,088
	$134,501	$--	$--	$122,982	$122,982

(1)	These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at June 30, 2018 and December 31, 2017.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of June 30, 2018 and December 31, 2017, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2018 and June 30, 2017.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2017 Form 10-K, Part 1, Item 1A and the Risk Factors set out below.

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

Cinema Exhibition

We manage our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the following brands: Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas;
•	in Australia, under the Reading Cinemas brand; and,
•	in New Zealand, under the Reading Cinemas and Rialto Cinemas brands.

Shown in the following table are the number of locations and theatre screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying assets as of June 30, 2018:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York(3)	6	23	5	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	27	245	26	1
Australia	New South Wales	6	43	4	2	Reading Cinemas
	Victoria	6	43	6		Reading Cinemas
	Queensland	5	48	3	2	Reading Cinemas, Event Cinemas (1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Australia Total	21	165	16	5
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas (2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas (2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	6	5
GRAND TOTAL		59	477	48	11

(1)	The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
(2)

The Company is a 50% joint venture partner in two (2) Rialto cinemas in New Zealand.  We negotiate the commercial theatrical release terms of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)	Our New York statistics include one (1) managed cinema.

Real Estate

We engage in real estate development and the ownership, and rental or licensing to third parties of retail, commercial and live theater assets. We own the fee interests in all three of our live theaters, and in 11 of our cinemas (as presented in the preceding table).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our entertainment-themed centers (“ETCs”).

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

Cinema Exhibition

Our cinema revenue consists primarily of admissions, F&B, advertising and theater rentals.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market.  For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of our 2017 Form 10-K.

While our capital projects in recent years have been focused in growing our real estate segment, we have over the past two years placed special emphasis on the expansion and upgrading of our cinema exhibition portfolio, as discussed below:

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

•

Opening our first dine-in concept, “Spotlight” in the United States: On March 30, 2018 we finished the conversion of one wing (six auditoriums) at our Reading Cinema in Murrieta, California (Cal Oaks) to our dine-in concept brand, “Spotlight”.

•

U.S. Refurbishments: In 2017 and the first half of 2018, we continued to invest in the refurbishment of our U.S. cinema circuit.  During this period seven locations have had significant refurbishment work performed: our Cal Oaks, Valley Plaza and Grossmont locations in California; our Ward and Pearlridge locations in Hawaii; our Paris location in New York and our Manville location in New Jersey. Further, at Cal Oaks, in addition to refurbishing and upgrading our existing cinema, on March 30, 2018 we launched our new dine-in concept brand, “Spotlight.”

•	AU and NZ Refurbishments: In 2017 and the first half of 2018, we partially renovated six theaters: Belmont, Rouse Hill, Courtenay Central, Napier, Charlestown, and Elizabeth.

Cinema Pipeline

Our cinema pipeline includes 3 new multi-screen locations in Australia which have been approved by our Board of Directors and which we anticipate bringing on line in 2019/2020.

Cinema Closures

We evaluate the performance of each of our cinemas and, in some instances, we may decide to close an operation when it is not economically viable to continue to operate from the location. We did not close any theaters in 2017 or to date in 2018.  While some of our theaters have encountered new competition, and others will benefit from planned refurbishment and upgrading, none of our leased theaters are currently slated for closure.

Upgrades to our Film Exhibition Technology and Theatre Amenities

We continue to focus in areas of the matured cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These are (i) upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  As of June 30, 2018, the upgrades to our theater circuits’ film exhibition technology and amenities are summarized in the following table (excluding our managed cinema):

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	58	473
IMAX	1	1
TITAN XC and LUXE	16	18
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	22
Premium (AU/NZ)(2)	10	18
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	14	n/a
Liquor Licenses Obtained(5)	26	n/a
(1)

Gold Lounge: This is our "First Class Full Dine-in Service" in our Australian and New Zealand cinemas, which includes upgraded F&B menu (with alcoholic beverages), luxury recliner seating features (intimate 30-40 seat cinemas) and waiter service.

(2)

Premium Service: This is our "Business Class Dine-in Service" in our Australian and New Zealand cinemas, which includes upgraded F&B menu (with alcoholic beverages) and may include luxury recliner seating features (less intimate 80-seat cinemas), but no waiter service.

(3)	Spotlight Service: On March 30, 2018 we opened “Spotlight” our first dine-in cinema concept in the United States at Cal Oaks. Six of our 17 auditoriums at this theater feature this dine-in concept.
(4)

Upgraded Food & Beverage Menu:  Fourteen of our US theaters feature an elevated food and beverage menu served from a common counter, which includes, without limitation, beer, wine and/or spirits and a food menu beyond traditional concessions. We have worked with former Food Network executives to create a menu of locally inspired and freshly prepared items.

(5)

Liquor Licenses: Licenses are applicable at each cinema location, rather than each theatre auditorium.  For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages.

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

At the beginning of January 2016, we ceased our live theatre business at our Union Square property in New York, terminated all tenant leases and prepared the property for redevelopment.  Accordingly, this property is no longer treated as an operating property.  In February 2018, we entered into a one-year license agreement with Audible, Inc. a subsidiary of Amazon, at the Minetta Lane Theatre.  We understand that Audible intends to produce one to two character plays, which it will record audio productions available through Audible.

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

Our key real estate transactions in recent years are as follows:

Strategic Acquisitions

•

Purchase of Land at Cannon Park, Australia. On June 13, 2018, we acquired a 163,000 square foot (15,150 square meter) parcel at our Cannon Park ETC, in connection with the restructuring of our relationship with the adjacent land owner.  Prior to the restructuring, this parcel was commonly owned by us and the adjoining land owner. In the restructuring, the adjoining land owner conveyed to us its interest in the parcel for AU$1. We granted the adjoining land owner certain access rights.

•

Purchase of Property in Auburn, Australia – On June 29, 2018, we purchased a property for $3.5 million (AU$ 4.5 million) in Auburn (Sydney area), Australia. The property which borders our Redyard ETC in Auburn on three sides to the east, west and south and consists of an approximately 16,830 square foot building located on an estimated 20,870 square foot lot, is subject to a lease to Telstra Corporation through September 2022.  This will allow us time to plan for the efficient integration into our ETC.  Including this acquisition, our Redyard ETC represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

•

Purchase of New Corporate Headquarters Building in Los Angeles County.  On April 11, 2016, we purchased a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (an emerging high-tech and communications center in Los Angeles County) for $11.2 million cash and financed the property with a $9.9 million 10-year, fixed-rate mortgage loan.  We currently use approximately 50% of the leasable area for our headquarters offices and we plan to lease the remainder to unaffiliated third party.

Opportunistic Sales

•

Sale of Landholding in Burwood, Australia.  On December 14, 2017, we received the final payment on the sale of our Burwood landholding of $28.1 million (AU$36.6 million).  On June 19, 2017 we had received $16.6 million (AU$21.8 million) as a partial payment and on May 23, 2014 we had received $5.9 million (AU$6.5 million) as the initial deposit.

Value-creating Opportunities

We are engaged in several real estate development projects to take our properties to their highest and best use.  The most notable of these value-creating projects are as follows:

•

Redevelopment of 44 Union Square Property in New York, USA.  We secured construction financing for our Union Square property in December 2016 and have entered into a guaranteed maximum price construction management agreement with an affiliate of CNY. We anticipate that the project will be ready for the commencement of tenant fit-out in the first quarter of 2019. Retail and office leasing interest to date has been strong and we are currently in discussions with a number of quality tenants. This redevelopment will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of 73,322 square feet of rentable space, inclusive of anticipated BOMA (Building Owners and Managers Association) adjustments and subject to lease negotiations and the final tenant mix.

•

Expansion Project for our Newmarket Shopping Center at an affluent suburb of Brisbane, Australia.  In December 2017 we opened our eight-screen Reading Cinema with TITAN LUXE, including 10,150 square feet of additional retail space and 124 additional parking spaces. As of June 30, 2018, approximately 93% of this new retail space has been leased.

•

Courtenay Central Re-Development in Wellington, New Zealand.  Following the severe 7.8 magnitude earthquake that occurred on November 14, 2016 in Wellington, we have continued to re-assess the opportunities for a more intensive re-development of our Courtenay Central ETC.  We have now demolished the earthquake damaged parking structure at the site, reopened our cinema and the retail at Courtenay Central and have developed a pop-up food and entertainment concept called “The Courtyard”. Countdown, our supermarket tenant, remains committed to the site but, prior to the earthquake, delayed construction in order to upgrade to a “premium” offering. Under our agreement to lease with Countdown, our tenant remains responsible for any increase in our costs resulting from those design changes. In light of the demolition of the existing parking building (a major portion of the cost of which was covered by insurance), we are undertaking a comprehensive redesign analysis, intended to increase the amount of retail leasable space at the center, potentially incorporate other retail uses, and to better coordinate the interface between the parking building and the remainder of the center.

Under our insurance policy, for the Tory Street parking building we received an initial payment of $5.0 million in December 2016 and a final settlement of $20.0 million in May 2017, reaching the policy maximum of $25.0 million for the loss event. As a result, we recorded a gain of $9.2 million (NZ$12.7 million) representing excess insurance recoveries over the recorded property’s carrying value during the second quarter ended June 30, 2017. This amount is recorded net of demolition costs incurred and an allocation to lost profits, covered within the same insurance policy.

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

▪

Cinema 1,2,3 Redevelopment – In June 2017, we entered into an exclusive dealing and pre-development agreement with our adjoining neighbors, 260-264 LLC, to jointly develop the properties, currently home to Cinemas 1,2,3 and Anassa Taverna.  While this agreement has expired, we both (i) remain open to the common development of these properties given the synergies and value creation opportunities of the joint development and (ii) have been and will continue to evaluate alternative opportunities for the property.

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

Corporate Matters

•

$25-million Stock Repurchase Program. The prior repurchase program was completed at the end of 2016. The new repurchase program approved on March 2, 2017 allows Reading to repurchase its Class A Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The Board’s authorization is for a two-year period, expiring March 1, 2019, or earlier should the full repurchase authorization be used. To date, we have repurchased 433,361 shares at an average price of $15.97 per share.

Our Financing Strategy

Our treasury management is focused on cash management using cash balances to reduce debt. We have used cash generated from operations and other excess cash, to the extent not needed for capital expenditures, to pay down our loans and credit facilities providing us flexibility on our available loan facilities for future use and, thereby, reducing interest charges. On a periodic basis, we review the maturities of our borrowing arrangements and negotiate for renewals and extensions where necessary in the current circumstances.

We extended the maturity, in April 2017 of our NZ$35.0 million (US$23.7 million) general/non-construction credit line and our NZ$18.0 million (US$12.2 million) construction credit line of our Westpac Corporate Credit Facility to December 31, 2018, from March 31, 2018. Subsequently, in June 2017, we fully paid our loan balance using the cash received from insurance settlement relating to Courtenay Central property damage; we then further extended the maturity, in December 2017 of the $35.0 million (US$35.9 million) general/non-construction credit line of our Westpac Corporate Credit Facility to December 31, 2019.

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

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2018 and June 30, 2017:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2018	June 30, 2017	Fav/(Unfav)	June 30, 2018	June 30, 2017	Fav/(Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$80,183	$67,443	19%	$152,438	$134,003	14%
Real estate	6,385	6,933	(8)%	12,342	11,431	8%
Inter-segment elimination	(2,346)	(1,963)	(20)%	(4,737)	(3,567)	(33)%
Total revenue	84,222	72,413	16%	160,043	141,867	13%
Operating expense
Cinema exhibition	(62,652)	(54,102)	(16)%	(119,991)	(107,488)	(12)%
Real estate	(2,551)	(2,342)	(9)%	(4,935)	(4,377)	(13)%
Inter-segment elimination	2,346	1,963	20%	4,737	3,567	33%
Total operating expense	(62,857)	(54,481)	(15)%	(120,189)	(108,298)	(11)%
Depreciation and amortization
Cinema exhibition	(4,082)	(2,983)	(37)%	(7,847)	(5,916)	(33)%
Real estate	(1,440)	(959)	(50)%	(2,809)	(1,857)	(51)%
Total depreciation and amortization	(5,522)	(3,942)	(40)%	(10,656)	(7,773)	(37)%
General and administrative expense
Cinema exhibition	(955)	(570)	(68)%	(1,821)	(1,720)	(6)%
Real estate	(480)	(876)	45%	(1,054)	(1,146)	8%
Total general and administrative expense	(1,435)	(1,446)	1%	(2,875)	(2,866)	-%
Segment operating income
Cinema exhibition	12,494	9,788	28%	22,779	18,879	21%
Real estate	1,914	2,756	(31)%	3,544	4,051	(13)%
Total segment operating income	$14,408	$12,544	15%	$26,323	$22,930	15%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(104)	(110)	5%	(221)	(214)	3%
General and administrative expense	(5,730)	(4,674)	(23)%	(11,886)	(9,425)	(26)%
Interest expense, net	(1,790)	(1,787)	-%	(3,384)	(3,647)	7%
Equity earnings of unconsolidated joint ventures	331	264	25%	588	518	14%
Gain on sale of assets	--	9,417	(>100)%	--	9,417	(>100)%
Gain on insurance recoveries	--	9,217	(>100)%	--	9,217	(>100)%
Other (expense)/income	(61)	27	nm	(143)	848	(>100)%
Income before income taxes	7,054	24,898	(72)%	11,277	29,644	(62)%
Income tax expense	(1,953)	(5,846)	67%	(3,108)	(7,549)	59%
Net income	5,101	19,052	(73)%	8,169	22,095	(63)%
Less: net income attributable to noncontrolling interests	102	20	> 100%	124	32	> 100%
Net income attributable to RDI common stockholders	$4,999	$19,032	(74)%	$8,045	$22,063	(64)%
Basic EPS	$0.22	$0.82	(73)%	$0.35	$0.95	(63)%

 “nm – not meaningful”

Consolidated and Non-Segment Results:

2nd Quarter and Six Months Net Results

Revenue for the quarter ended June 30, 2018 increased by 16% or $11.8 million, to $84.2 million and net income attributable to RDI common stockholders decreased by 74% or $14.0 million to $5.0 million.  The increase in revenue was principally due to the U.S. Cinema’s increase in attendance and total spend per patron, offset by New Zealand’s overall decreases in revenue in the Real Estate segment for the quarter. The decreases incurred in New Zealand were due to non-recurring receipt of business interruption proceeds that were received in the second quarter of 2017 in connection with the closure of our Courtenay Central ETC.  In addition, our Live Theater revenue also decreased compared to prior year which was due to the recognition in 2017 of the settlement payment related to the STOMP arbitration.

The decrease in net income attributable to RDI common shareholders is due to a one-time gain on insurance recoveries of $9.2 million and a $9.4 million gain on sale of assets that were recognized for the quarter ended June 30, 2017.  Additionally, there was an increase in non-segment G&A expenses in 2018. Therefore, Basic EPS for the quarter ended June 30, 2018 decreased by $0.60 to $0.22 from the prior-year quarter.

Revenue for the six months ended June 30, 2018 increased by 13% or $18.2 million, to $160.0 million and net income attributable to RDI common stockholders decreased by 64%, or $14.0 million, to $8.0 million. Basic EPS for the first half of 2018 decreased by $0.60 to $0.35 from the prior-year period, mainly attributable to the one-time gain on insurance recoveries and gain on asset sale recognized for the six-months ended June 30, 2017.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter and six months ended June 30, 2018 compared to the same period of the prior year increased by 23% or $1.1 million and 26% or $2.5 million, respectively. This increase mainly relates to higher legal expenses incurred on the Derivative Litigation, the Cotter Employment Arbitration and other Cotter litigation matters and higher compensation costs, due to headcount and the timing of annual salary increases as well as timing of recording increases in variable compensation costs.  We believe that our defense costs with respect to Derivative Litigation will be substantially reduced by the grant of summary judgment in favor of all of our Defendant Directors by the Nevada District Court prior to trial.  Going forward, the costs with regard to this matter will, at least in the near term, be limited to the defense of Mr. Cotter, Jr.’s appeal of the Nevada District Courts determination.

Income Tax Expense

Income tax expense for the quarter and six months ended June 30, 2018 decreased by $3.9 million and $4.4 million, respectively, compared to the equivalent prior-year period.  The change between 2018 and 2017 was primarily related to lower pretax income, the reduction in U.S. statutory corporate tax rate as the result of the Tax Act, foreign tax credit, partially offset by a change in the foreign tax rate differential and non-taxable insurance proceeds received in 2017.

Business Segment Results

At June 30, 2018, we leased or owned and operated 59 cinemas with 477 screens, had interests in certain unconsolidated joint ventures that own an additional 3 cinemas with 29 screens and managed 1 cinema with 4 screens.  During the period, we also (i) owned and operated five ETCs located in Newmarket Village (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn (a suburb of Sydney) and Townsville in Australia and Wellington in New Zealand, (ii) owned and operated our headquarters office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and Melbourne, Australia, (iii) owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (our fourth live theatre was closed at the end of 2015 as part of the Union Square property redevelopment), (iv) owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3, (v) held for development four parcels aggregating approximately 70.4 acres located in New Zealand, (vi) owned a 50% managing member interest in a limited liability company which in turn owns a 202-acre property that is zoned approximately 150 acres for single-family residential use (maximum  of 550 homes) and approximately 50 acres for high density mixed use in the U.S. and that is held for development, and (vii) owned approximately 200 acres in Pennsylvania and New Jersey from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand Dollars based on the spot rate weakened versus prior quarter against the US Dollar impacting negatively the value of our assets and liabilities, whereas the six-month average rate for both the six-months ended June 30, 2018 and 2017 have strengthened by 2.2% and 1.1% respectively. This has slightly increased our value of our Australian and New Zealand revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2018 and June 30, 2017, respectively:

										% Change - Fav/
		Quarter Ended				Six Months Ended				(Unfav)
(Dollars in thousands)		June 30, 2018	% of Revenue	June 30, 2017	% of Revenue	June 30, 2018	% of Revenue	June 30, 2017	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$28,137	35%	$20,745	31%	$52,843	35%	$43,971	33%	36%	20%
	Food & beverage revenue	13,605	17%	10,572	16%	24,370	16%	21,307	16%	29%	14%
	Advertising and other revenue	2,671	3%	2,108	3%	5,187	3%	4,383	3%	27%	18%
		$44,413	55%	$33,425	50%	$82,400	54%	$69,661	52%	33%	18%
Australia	Admissions revenue	$17,179	21%	$16,056	24%	$34,230	22%	$32,030	24%	7%	7%
	Food & beverage revenue	8,171	10%	7,651	11%	16,008	11%	14,914	11%	7%	7%
	Advertising and other revenue	1,787	2%	1,718	3%	3,616	2%	3,437	3%	4%	5%
		$27,137	34%	$25,425	38%	$53,854	35%	$50,381	38%	7%	7%
New Zealand	Admissions revenue	$5,575	7%	$5,075	8%	$10,509	7%	$8,741	7%	10%	20%
	Food & beverage revenue	2,532	3%	2,250	3%	4,798	3%	3,667	3%	13%	31%
	Advertising and other revenue	526	1%	1,269	2%	877	1%	1,554	1%	(59)%	(44)%
		$8,633	11%	$8,594	13%	$16,184	11%	$13,962	10%	0%	16%

Total revenue		$80,183	100%	$67,444	100%	$152,438	100%	$134,004	100%	19%	14%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(15,556)	19%	$(11,129)	17%	$(28,431)	19%	$(23,311)	17%	(40)%	(22)%
	Food & beverage cost	(2,920)	4%	(2,125)	3%	(5,222)	3%	(4,152)	3%	(37)%	(26)%
	Occupancy expense	(7,382)	9%	(6,905)	10%	(14,584)	10%	(13,834)	10%	(7)%	(5)%
	Other operating expense	(10,677)	13%	(9,933)	15%	(20,619)	14%	(20,291)	15%	(7)%	(2)%
		$(36,535)	46%	$(30,092)	45%	$(68,856)	45%	$(61,588)	46%	(21)%	(12)%
Australia	Film rent and advertising cost	$(8,292)	10%	$(7,674)	11%	$(15,990)	10%	$(14,979)	11%	(8)%	(7)%
	Food & beverage cost	(1,604)	2%	(1,592)	2%	(3,198)	2%	(3,184)	2%	(1)%	-%
	Occupancy expense	(4,130)	5%	(3,687)	5%	(8,382)	5%	(7,374)	6%	(12)%	(14)%
	Other operating expense	(5,592)	7%	(5,135)	8%	(11,346)	7%	(10,157)	8%	(9)%	(12)%
		$(19,618)	24%	$(18,088)	27%	$(38,916)	26%	$(35,694)	27%	(8)%	(9)%
New Zealand	Film rent and advertising cost	$(2,707)	3%	$(2,433)	4%	$(4,938)	3%	$(4,067)	3%	(11)%	(21)%
	Food & beverage cost	(574)	1%	(547)	1%	(1,065)	1%	(845)	1%	(5)%	(26)%
	Occupancy expense	(1,359)	2%	(1,251)	2%	(2,703)	2%	(2,125)	2%	(9)%	(27)%
	Other operating expense	(1,859)	2%	(1,691)	3%	(3,513)	2%	(3,167)	2%	(10)%	(11)%
		$(6,499)	8%	$(5,922)	9%	$(12,219)	8%	$(10,204)	8%	(10)%	(20)%

Total operating expense		$(62,652)	78%	$(54,102)	80%	$(119,991)	79%	$(107,486)	80%	(16)%	(12)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,481)	3%	$(1,460)	2%	$(4,602)	3%	$(2,870)	2%	(70)%	(60)%
	General and administrative expense	(699)	1%	(282)	0%	(1,243)	1%	(1,104)	1%	(148)%	(13)%
		$(3,180)	4%	$(1,742)	3%	$(5,845)	4%	$(3,974)	3%	(83)%	(47)%
Australia	Depreciation and amortization	$(1,181)	1%	$(1,086)	2%	$(2,384)	2%	$(2,167)	2%	(9)%	(10)%
	General and administrative expense	(290)	0%	(281)	0%	(589)	0%	(605)	0%	(3)%	3%
		$(1,471)	2%	$(1,367)	2%	$(2,973)	2%	$(2,772)	2%	(8)%	(7)%
New Zealand	Depreciation and amortization	$(420)	1%	$(437)	1%	$(861)	1%	$(879)	1%	4%	2%
	General and administrative expense	34	0%	(8)	0%	11	0%	(14)	0%	nm	nm
		$(386)	0%	$(445)	1%	$(850)	1%	$(893)	1%	13%	5%

Total depreciation, amortization, general and administrative expense		$(5,037)	6%	$(3,554)	5%	$(9,668)	6%	$(7,639)	6%	(42)%	(27)%
OPERATING INCOME – CINEMA
United States		$4,698	6%	$1,591	2%	$7,699	5%	$4,099	3%	195%	88%
Australia		6,048	8%	5,970	9%	11,965	8%	11,915	9%	1%	-%
New Zealand		1,748	2%	2,227	3%	3,115	2%	2,865	2%	(22)%	9%
Total Cinema operating income		$12,494	16%	$9,788	15%	$22,779	15%	$18,879	14%	28%	21%

 “nm – not meaningful”

2nd Quarter Results

Cinema Segment operating income

Cinema segment operating income increased by 28%, or $2.7 million, to $12.5 million for the quarter ended June 30, 2018 compared to June 30, 2017, primarily driven by increased operating income in the U.S. due to higher average ticket price (“ATP”), higher spend per patron (“SPP”) and increased attendance.

Revenue

Cinema revenue increased by 19%, or $12.7 million, to $80.2 million for the quarter ended June 30, 2018 compared to June 30, 2017, primarily attributable to the U.S. segments strong growth, an increase in attendance in our New Zealand Cinemas, and an increase in SPP across all jurisdictions. Here are the changes in our cinema revenue by market:

•

U.S. cinema revenue increased by 33%, or $11.0 million, due to a 11% increase in ATP, a 5% increase in SPP, and a 22% increase in attendance. These changes are primarily due to the strong film product coupled with the returns realized from capital improvements at several of our theaters, and the introduction of our “Spotlight” dine-in concept.

•	Australia cinema revenue increased by 7%, or $1.7 million, primarily due to a 8% increase in ATP, an 8% increase in SPP, offset by a 1% decrease in attendance.
•

While the attendance and SPP of our New Zealand cinema operations have increased versus the same period in 2017, our New Zealand revenue remained flat over the prior year quarter primarily because the 2016 quarter included business interruption insurance related to the Wellington earthquake.

Operating expense

Operating expense for the quarter ended June 30, 2018 increased by 16%, or $8.6 million to $62.7 million, primarily attributable to (i) higher film rent due to higher admissions revenue and stronger film product, (ii) higher F&B costs due to higher sales of F&B revenue and the introduction of enhanced food options, and (iii) higher occupancy costs due to the opening of Newmarket and  increased rent in our other locations.  These increases have been offset by savings on digital projection leasing costs in the U.S. due to the company purchasing the projectors from the lessor at the start of the year, reducing our leasing charges.

Operating expense as a percentage of gross revenue has been steady with a slight decrease of 2%, to 78%.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2018 increased by 42%, or $1.5 million, to $5.0 million mainly due to the depreciation related to the completion of our capital improvements placed into service, including the purchase of our digital leasing equipment previously leased.

Six Month Results

Cinema Segment operating income

Cinema segment operating income increased by 21%, or $3.9 million, to $22.8 million for the six months ended June 30, 2018 compared to June 30, 2017, primarily driven by the re-opening of our Courtenay Central Cinema in Wellington, New Zealand as well as increased operating income in the U.S. due to higher average ticket price (“ATP”) and higher spend per patron (“SPP”) across the circuit in all jurisdictions.

Revenue

Cinema revenue increased by 14%, or $18.4 million, to $152.4 million for the six months ended June 30, 2018 compared to June 30, 2017, primarily attributable to the U.S. cinema segments strong growth, an increase in attendance in our New Zealand Cinemas, and an increase in SPP across all jurisdictions. Here are the changes in our cinema revenue by market:

•	U.S. cinema revenue increased by 18%, or $12.7 million, due to a 10% increase in ATP, a 4% increase in SPP and a 10% increase in attendance.
•	Australia cinema revenue increased by 7%, or $3.5 million, primarily due to a 8% increase in ATP, a 7% increase in SPP, offset by a 1% decrease in attendance.
•

New Zealand cinema revenue increased by 16%, or $2.2 million, as a result of the 17% increase in attendance, a 9% increase in SPP, and a 3% increase in ATP, predominantly due to Courtenay Central, offset by the business interruption proceeds in 2017.

Operating expense

Operating expense for the six months ended June 30, 2018 increased by 12%, or $12.5 million, to $120.0 million, primarily attributable to (i) higher film rent due to higher admissions revenue and stronger film product, (ii) higher F&B costs due to higher F&B revenue and enhanced food product, (iii) higher occupancy costs due to the opening of Newmarket and the re-opening of Courtenay Central and (iv) the unfavorable impact of foreign currency movements.  These increases have been offset by savings on digital projection leasing costs in the U.S. due to the company purchasing the projectors from the lessor at the start of the year, reducing our leasing charges.

Operating expense as a percentage of gross revenue has been steady with a slight decrease of 1%, to 79%.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2018 increased by 27%, or $2.0 million, to $9.7 million, mainly due to the depreciation related to the completion of our capital improvements placed into service, including the purchase of our digital leasing equipment previously leased.

Real Estate

The following table details our real estate segment operating results for the quarter and six months ended June 30, 2018 and 2017, respectively:

										% Change - Fav/
		Quarter Ended				Six Months Ended				(Unfav)
(Dollars in thousands)		June 30, 2018	% of Revenue	June 30, 2017	% of Revenue	June 30, 2018	% of Revenue	June 30, 2017	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theater rental and ancillary income	$903	14%	$1,353	20%	$1,501	12%	$1,846	16%	(33)%	(19)%
	Property rental income	49	1%	104	2%	104	1%	198	2%	(53)%	(47)%
		952	15%	1,457	21%	1,605	13%	2,044	18%	(35)%	(21)%
Australia	Property rental income	4,262	67%	3,848	56%	8,366	68%	7,434	65%	11%	13%
New Zealand	Property rental income	1,171	18%	1,628	23%	2,371	19%	1,953	17%	(28)%	21%

Total revenue		$6,385	100%	$6,933	100%	$12,342	100%	$11,431	100%	(8)%	8%
OPERATING EXPENSE
United States	Live theater cost	$(330)	5%	$(355)	5%	$(625)	5%	$(564)	5%	7%	(11)%
	Property cost	(141)	2%	(69)	1%	(276)	2%	(179)	2%	(104)%	(54)%
	Occupancy expense	(197)	3%	(170)	2%	(359)	3%	(317)	3%	(16)%	(13)%
		(668)	10%	(594)	9%	(1,260)	10%	(1,060)	9%	(12)%	(19)%
Australia	Property cost	(752)	12%	(735)	11%	(1,504)	12%	(1,496)	13%	(2)%	(1)%
	Occupancy expense	(670)	10%	(519)	7%	(1,237)	10%	(1,056)	9%	(29)%	(17)%
		(1,422)	22%	(1,254)	18%	(2,741)	22%	(2,552)	22%	(13)%	(7)%
New Zealand	Property cost	(317)	5%	(347)	5%	(638)	5%	(476)	4%	9%	(34)%
	Occupancy expense	(144)	2%	(145)	2%	(296)	2%	(289)	3%	1%	(2)%
		(461)	7%	(492)	7%	(934)	8%	(765)	7%	6%	(22)%

Total operating expense		$(2,551)	40%	$(2,340)	34%	$(4,935)	40%	$(4,377)	38%	(9)%	(13)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(193)	3%	$(141)	2%	$(385)	3%	$(231)	2%	(37)%	(67)%
	General and administrative expense	(157)	2%	(456)	7%	(320)	3%	(456)	4%	66%	30%
		(350)	5%	(597)	9%	(705)	6%	(687)	6%	41%	(3)%
Australia	Depreciation and amortization	$(984)	15%	$(633)	9%	$(1,893)	15%	$(1,252)	11%	(55)%	(51)%
	General and administrative expense	(323)	5%	(412)	6%	(734)	6%	(673)	6%	22%	(9)%
		(1,307)	20%	(1,045)	15%	(2,627)	21%	(1,925)	17%	(25)%	(36)%
New Zealand	Depreciation and amortization	(263)	4%	(186)	3%	(531)	4%	(373)	3%	(41)%	(42)%
	General and administrative expense	-	0%	(9)	0%	-	0%	(19)	0%	100%	100%
		(263)	4%	(195)	3%	(531)	4%	(392)	3%	(35)%	(35)%
Total depreciation, amortization, general and administrative expense		$(1,920)	30%	$(1,837)	26%	$(3,863)	31%	$(3,004)	26%	(5)%	(29)%
OPERATING INCOME - REAL ESTATE
United States		$(66)	-1%	$266	4%	$(360)	(3)%	$297	3%	(125)%	(221)%
Australia		1,533	24%	1,549	22%	2,998	24%	2,957	26%	(1)%	1%
New Zealand		447	7%	941	14%	906	7%	796	7%	(52)%	14%
Total real estate operating income		$1,914	30%	$2,756	40%	$3,544	29%	$4,050	35%	(31)%	(12)%

“nm – not meaningful”

2nd Quarter Results

Real Estate Segment income

Real estate segment operating income decreased by 31%, or $0.8 million, to $1.9 million for the quarter ended June 30, 2018 compared to June 30, 2017, primarily attributable to our lower Live Theater revenue compared to prior year when we recorded a settlement payment related to the STOMP arbitration, as well as the non-recurring business interruption insurance proceeds related to the Wellington earthquake, also recorded in the second quarter of 2017 in New Zealand.

Revenue

Real estate revenue for the quarter decreased by 8%, or $0.5 million, to $6.4 million mainly driven by decrease in 2018 revenue as a result of the STOMP arbitration and New Zealand business interruption proceeds received in the second quarter of 2017, which was offset by increased rental revenue in our expanded Newmarket ETC and from the new agreement with Audible at our Minetta Lane theater.

Operating expense

Operating expense for the quarter ended June 30, 2018 increased by 9%, or $0.2 million, due to the following:

•	Increases in Australia as a result of the increased operations at Newmarket and Auburn, offset by
•	Decreases in New Zealand, relating to the return to normal operations at our Courtenay Central ETC.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2018 increased by 5%, or $0.1 million, to $1.9 million primarily driven by (i) increased depreciation expense due to capital improvements at various worldwide locations.

Six Month Results

Real Estate Segment income

Real estate segment operating income decreased by 12%, or $0.5 million, to $3.5 million for the six months ended June 30, 2018 compared to June 30, 2017, primarily attributable to our lower Live Theater revenue compared to prior year when we recorded the settlement payment related to the STOMP arbitration, as well as the business interruption insurance proceeds also recorded in the second quarter of 2017 in New Zealand.  These decreases were to some extent offset by an increased operating revenue from our Courtenay Central ETC due to the full year of operations in 2018 compared to only one quarter of operation in 2017.

Revenue

Real estate revenue for the six months ended June 30, 2018 increased by 8%, or $0.9 million, to $12.3 million, mainly driven by the revenue at the Courtenay Central ETC, which was open for the entire year in 2018, increased revenue from the Newmarket ETCs additional expansion tenancies, the favorable impact of foreign currency movements, offset by the decrease in revenue from the STOMP arbitration in our live theater business.

Operating expense

Operating expense for the six months ended June 30, 2018 increased by 13%, or $0.6 million, to $4.9 million, due to the following:

•	Increases in the U.S. related to property and live theater costs.
•	Increases in Australia as a result of the increased operations at Newmarket and Auburn, and
•	Increases in New Zealand, relating to the return to normal operations at our Courtenay Central ETC.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2018 increased by 29%, or $0.9 million, to $3.9 million primarily driven by increased depreciation expense due to capital improvements at the Newmarket ETC and Auburn locations.

LIQUIDITY AND CAPITAL RESOURCES

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  In addition, we are refurbishing our cinema properties where feasible and appropriate, by adding (i) premium projection and sound presentation, (ii) recliner seating, and (iii) enhanced food and beverage options.    Our real estate business plan is to re-develop our existing property assets, where appropriate, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, to dispose of such assets.  In addition, we review opportunities to monetize our assets where such action could lead to a financially acceptable outcome.  With the exception of our Cinemas 1,2,3 property, we do not have any plans to sell or convert any of our cinema operating properties, but instead intend, to the extent feasible and appropriate, to continue to upgrade our cinema operations. We also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two cinema or real estate segments.

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

The changes in cash and cash equivalents are discussed as follows:

	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	% Change
Net cash provided by operating activities	$13,330	$5,988	123%
Net cash (used in) / provided by investing activities	(42,975)	6,836	(729)%
Net cash provided by / (used in) financing activities	29,222	(18,720)	256%
Effect of exchange rate changes on cash and cash equivalents	(503)	(46)	(993)%
Decrease in cash and cash equivalents	$(926)	$(5,942)	84%

Operating activities

Cash provided by operating activities for the first six months of 2018 increased by $7.3 million, to $13.3 million primarily driven by $5.9 million higher cash inflows from operating activities as well as a $1.4 million decrease in net operating assets.

Investing activities

Cash used in investing activities during the six months ended June 30, 2018 increased by $49.8 million compared to same period of 2017, to net cash used of $43.0 million, primarily due to our ongoing real estate development and cinema refurbishment activities.

Financing Activities

The $29.2 million net cash provided from financing activities during the six months ended June 30, 2018 was primarily related to $51.3 million of new borrowings (offset by $21.8 million of repayments).

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At June 30, 2018, our consolidated cash and cash equivalents totaled $12.7 million. Of this amount, $3.0 million and $3.5 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional state income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows and lines of credit.  As noted in the succeeding table, we have $59.2 million unused/unrestricted capacity of credit facilities at June 30, 2018. In addition, we have $37.6 million and $12.2 million (NZ$18.0 million) unused capacity for Union Square development uses and construction funding for New Zealand, respectively.  The Minetta and Orpheum Theatres Loan will become due on November 1, 2018. Currently, we are negotiating with our lender to renew this borrowing on a long-term basis. We have commenced negotiations with our lenders in Australia, New Zealand and the US regarding the renewal and or replacement of corporate debt facilities that mature during 2019. There can be no assurance that we will be able to renew, extend or replace any of these loans on a timely basis or upon favorable terms.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the six months ended June 30, 2018 and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	6/30/2018	2017	2016	2015	2014
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$12,742	$13,668	$19,017	$19,702	$50,248
Unused borrowing facility	108,983	137,231	117,599	70,134	45,700
Restricted for capital projects(1)	49,803	62,280	62,024	10,263	--
Unrestricted capacity	59,180	74,951	55,575	59,871	45,700
Total resources at period end	121,725	150,899	136,616	89,836	95,948
Total unrestricted resources at period end	71,922	88,619	74,592	79,573	95,948
Debt-to-Equity Ratio
Total contractual facility	$270,746	$271,732	$266,134	$207,075	$201,318
Total debt (gross of deferred financing costs)	161,763	134,501	148,535	130,941	164,036
Current	10,747	8,109	567	15,000	38,104
Non-current	151,016	126,392	147,968	115,941	125,932
Total book equity	181,168	181,241	146,615	138,951	133,716
Debt-to-equity ratio	0.89	0.74	1.01	0.94	1.23
Changes in Working Capital
Working capital (deficit)	$(36,191)	$(46,971)	$6,655	$(35,581)	$(15,119)
Current ratio	0.46	0.42	1.10	0.51	0.84
Capital Expenditures (including acquisitions)	$41,180	$76,708	$49,166	$53,119	$14,914

(1)

This relates to the construction facilities specifically negotiated for: (i) Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2018:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Debt(1)	$9,047	$115,485	$305	$258	$270	$8,485	$133,850
Subordinated debt(1)	--	--	--	--	--	27,913	27,913
Pension liability	342	684	684	684	684	2,527	5,605
Village East purchase option(3)	5,900	--	--	--	--	--	5,900
Lease obligations	15,793	31,494	26,764	26,510	7,966	210,809	319,336
Estimated interest on debt (2)	4,167	7,789	2,163	2,151	2,139	9,320	27,729
Total	$35,249	$155,452	$29,916	$29,603	$11,059	$259,054	$520,333

(1)	Information is presented exclusive of deferred financing costs.
(2)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.
(3)	Represents the lease liability of the put right held by our landlord to put to us its ground lessee’s interest in the ground lease underlying our sublease of the Village East cinema.

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

FORWARD LOOKING STATEMENTS

Our statements in this interim quarterly report contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared.  No guarantees can be given that our expectation will in fact be realized, in whole or in part.  You can recognize these statements by our use of words such as, by way of example, “may”, “will”, “expect”, “believe”, and “anticipate” or other similar terminology.

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

At June 30, 2018, approximately 38% and 15% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $6.5 million in cash and cash equivalents.  At December 31, 2017, approximately 40% and 15% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $4.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $8.8 million for the six months ended June 30, 2018.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 75% and 65% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $12.6 million and $4.1 million, respectively, and the change in our quarterly net income would be $0.9 million and $0.1 million, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2018 and December 31, 2017, the balance of cumulative foreign currency translation adjustments was approximately $14.8 million gain and $23.6 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $175,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we implemented the provisions of ASU 2014-09, which impacted certain of our accounting processes and policies around revenue recognition. As a result, we added certain internal controls around the accumulation of information related to our customer loyalty arrangements. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the periods covered by this report.

The following table summarizes our repurchases under the March 2, 2017 stock repurchase program up until June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$ 15.99	41,899	$ 24,330,149
May 2017	98,816	$ 15.78	98,816	$ 22,771,316
June 2017	70,234	$ 16.39	70,234	$ 21,620,212
August 2017	160,489	$ 15.82	160,489	$ 19,081,288
September 2017	31,718	$ 15.77	31,718	$ 18,581,038
December 2017	6,567	$ 16.01	6,567	$ 18,475,900
February 2018	8,500	$ 16.98	8,500	$ 18,331,570
March 2018	10,138	$ 16.99	10,138	$ 18,159,364
April 2018	5,000	$ 16.12	5,000	$ 18,078,764
Total	433,361	$ 15.97	433,361	$ 18,078,764

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 15 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

Mr. Ghose’s employment contract with our Company expired on May 10, 2018.  He continues as an employee-at-will on contract terms substantially similar to those of our other executive vice presidents.  In connection with the non-renewal of his prior contract, Mr. Ghose was paid (as contemplated by that agreement) a termination benefit in the amount of $412,000.  Mr. Ghose will be carrying forward his accrued vacation time and, in the event that he is terminated prior to May 10, 2019, certain medical and insurance benefits through that date.

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

Date: August 9, 2018

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date: August 9, 2018

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer