Form 10-Q
period 2018-09-30
READING INTERNATIONAL INC
filed 2018-11-06
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer  ☐ Smaller reporting company ☐Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 6, 2018 there were 21,336,551 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$15,714	$13,668
Receivables	7,306	13,050
Inventory	1,231	1,432
Prepaid and other current assets	5,393	5,325
Total current assets	29,644	33,475
Operating property, net	261,139	264,724
Investment and development property, net	80,086	61,254
Investment in unconsolidated joint ventures	5,045	5,304
Goodwill	19,444	20,276
Intangible assets, net	7,484	8,542
Deferred tax asset, net	25,285	24,746
Other assets	7,530	5,082
Total assets	$435,657	$423,403
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$26,258	$34,359
Film rent payable	6,890	13,511
Debt – current portion	3,175	8,109
Taxes payable – current	1,877	2,938
Deferred current revenue	6,796	9,850
Other current liabilities	9,274	11,679
Total current liabilities	54,270	80,446
Debt – long-term portion	133,231	94,862
Subordinated debt, net	27,584	27,554
Noncurrent tax liabilities	12,437	12,274
Other liabilities	28,272	26,649
Total liabilities	255,794	241,785
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,128,463 issued and 21,336,551 outstanding at September 30, 2018 and 33,019,565 issued and 21,251,291 outstanding at December 31, 2017	232	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2018 and December 31, 2017	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	147,059	145,898
Retained earnings	42,655	33,056
Treasury shares	(23,303)	(22,906)
Accumulated other comprehensive income	8,843	20,991
Total Reading International, Inc. stockholders’ equity	175,503	177,287
Noncontrolling interests	4,360	4,331
Total stockholders’ equity	179,863	181,618
Total liabilities and stockholders’ equity	$435,657	$423,403

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Cinema	$70,671	$62,059	$223,109	$196,062
Real estate	3,590	4,057	11,286	11,975
Total revenue	74,261	66,116	234,395	208,037
Costs and expenses
Cinema	(54,929)	(49,591)	(170,183)	(153,512)
Real estate	(2,475)	(2,881)	(7,408)	(7,258)
Depreciation and amortization	(5,829)	(4,137)	(16,705)	(12,124)
General and administrative	(6,489)	(5,840)	(21,250)	(18,131)
Total costs and expenses	(69,722)	(62,449)	(215,546)	(191,025)
Operating income	4,539	3,667	18,849	17,012
Interest expense, net	(1,748)	(1,663)	(5,132)	(5,310)
Gain on sale of assets	—	—	—	9,417
Gain on insurance recoveries	—	—	—	9,217
Other (expense) income	(130)	89	(273)	937
Income before income tax expense and equity earnings of unconsolidated joint ventures	2,661	2,093	13,444	31,273
Equity earnings of unconsolidated joint ventures	80	136	667	654
Income before income taxes	2,741	2,229	14,111	31,927
Income tax expense	(1,482)	(750)	(4,618)	(8,316)
Net income	$1,259	$1,479	$9,493	$23,611
Less: net income attributable to noncontrolling interests	(38)	(98)	88	(66)
Net income attributable to Reading International, Inc. common shareholders	$1,297	$1,577	$9,405	$23,677
Basic earnings per share attributable to Reading International, Inc. shareholders	$0.06	$0.07	$0.41	$1.02
Diluted earnings per share attributable to Reading International, Inc. shareholders	$0.06	$0.07	$0.41	$1.01
Weighted average number of shares outstanding–basic	23,006,040	22,968,017	22,988,227	23,101,619
Weighted average number of shares outstanding–diluted	23,197,924	23,212,632	23,185,021	23,346,234

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$1,259	$1,479	$9,493	$23,611
Foreign currency translation (loss) gain	(3,547)	1,791	(12,318)	10,192
Other	53	51	155	151
Comprehensive income	(2,235)	3,321	(2,670)	33,954
Less: net income attributable to noncontrolling interests	(38)	(98)	88	(66)
Less: comprehensive (loss) income attributable to noncontrolling interests	(5)	33	(15)	20
Comprehensive (loss) income attributable to Reading International, Inc.	$(2,192)	$3,386	$(2,743)	$34,000

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net income	$9,493	$23,611
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(667)	(654)
Distributions of earnings from unconsolidated joint ventures	532	636
Gain recognized on foreign currency transactions	—	(910)
Gain on sale of assets	—	(9,417)
Gain on insurance recoveries	—	(9,217)
Change in net deferred tax assets	(888)	152
Depreciation and amortization	16,705	12,124
Other amortization	7	1,840
Stock based compensation expense	1,066	730
Net changes in operating assets and liabilities:
Receivables	4,492	1,593
Prepaid and other assets	(545)	1,662
Payments for accrued pension	(2,655)	—
Accounts payable and accrued expenses	411	(5,701)
Film rent payable	(6,366)	(4,347)
Taxes payable	(877)	(1,695)
Deferred revenue and other liabilities	(1,636)	(1,652)
Net cash provided by operating activities	19,072	8,755
Investing Activities
Demolition costs of operating property	—	(3,510)
Insurance recoveries relating to property damage and demolition costs	—	18,415
Purchases of and additions to operating and investment properties	(50,118)	(44,531)
Change in restricted cash	(1,556)	36
Distributions of investment in unconsolidated joint ventures	—	125
Disposal of investment in unconsolidated joint ventures	—	(337)
Proceeds from sale of assets	—	16,606
Net cash (used in) investing activities	(51,674)	(13,196)
Financing Activities
Repayment of long-term borrowings	(29,546)	(46,629)
Proceeds from borrowings	65,213	47,706
Repurchase of Class A Nonvoting Common Stock	(397)	(6,475)
Proceeds from the exercise of stock options	340	207
Noncontrolling interest contributions	75	63
Noncontrolling interest distributions	(117)	(240)
Net cash provided by / (used in) financing activities	35,568	(5,368)
Effect of exchange rate changes on cash and cash equivalents	(920)	(312)
Net decrease in cash and cash equivalents	2,046	(10,121)
Cash and cash equivalents at January 1	13,668	19,017
Cash and cash equivalents at September 30	$15,714	$8,896
Supplemental Disclosures
Interest paid	$5,762	$4,489
Income taxes paid	6,365	7,371
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,911	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Business and Segment Reporting

The Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company”, “Reading” and “we”, “us”, or “our”), was incorporated in 1999.  Our businesses consist primarily of:

•	the operation, development and ownership of multiplex cinemas in the United States, Australia, and New Zealand; and,
•	the development, ownership, operation and/or rental of retail, commercial and live venue real estate assets in Australia, New Zealand, and the United States.

Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate activities, we hold undeveloped land in urban and suburban centers in Australia, New Zealand and the United States.

The table below summarizes the results of operations for each of our business segments for the quarter and nine months ended September 30, 2018 and 2017, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Revenue:
Cinema exhibition	$70,671	$62,059	$223,109	$196,062
Real estate	5,771	6,065	18,204	17,550
Inter-segment elimination	(2,181)	(2,008)	(6,918)	(5,575)
	$74,261	$66,116	$234,395	$208,037
Segment operating income:
Cinema exhibition	$8,202	$6,703	$30,983	$25,581
Real estate	1,260	1,578	4,896	5,683
	$9,462	$8,281	$35,879	$31,264

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Segment operating income	$9,462	$8,281	$35,879	$31,264
Unallocated corporate expense
Depreciation and amortization expense	(92)	(108)	(313)	(321)
General and administrative expense	(4,831)	(4,506)	(16,717)	(13,931)
Interest expense, net	(1,748)	(1,663)	(5,132)	(5,310)
Equity earnings of unconsolidated joint ventures	80	136	667	654
Gain on sale of assets	—	—	—	9,417
Gain on insurance recoveries	—	—	—	9,217
Other income (expense)	(130)	89	(273)	937
Income before income tax expense	$2,741	$2,229	$14,111	$31,927

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

Operating results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recently Adopted and Issued Accounting Pronouncements

Adopted:

1)

ASU 2014-09 Revenue from Contracts with Customers: On January 1, 2018, we adopted the new accounting standard ASC 606 Revenue from Contracts with Customers using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income and cash flows from operations on an ongoing basis.

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

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 Revenue from Contracts with Customers were as follows:

(Dollars in thousands)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Deferred income taxes	$24,746	$(161)	$24,585
Liabilities
Deferred current revenue	$9,850	$(355)	$9,495
Stockholders' Equity
Retained earnings	$33,056	$194	$33,250

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows:

	Quarter Ended September 30, 2018			Nine months Ended September 30, 2018
(Dollars in thousands)	As Reported, September 30, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)	As Reported, September 30, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Revenues
Cinema	$70,671	$71,185	$(514)	$223,109	$223,372	$(263)
Income tax expense	(1,482)	(1,637)	(155)	(4,618)	(4,704)	(86)
Net income	$1,297	$1,656	$(359)	$9,405	$9,582	$(177)

(Dollars in thousands)	As Reported, September 30, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Assets
Deferred income taxes	$25,285	$25,199	$86
Liabilities
Deferred current revenue	$6,796	$6,533	$263
Stockholders' Equity
Retained earnings	$42,655	$42,832	$(177)

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

Advertising revenue: recognized based on contractual arrangements or relevant admissions information, as appropriate, when the related performance obligation is satisfied.

Real Estate

Live Theatre License Fees: We have real property interest in and license theatre space to third parties for the presentation of theatrical productions. Revenue is recognized in accordance with the license agreement, and is typically recorded on a weekly basis after the performance of a show has occurred.

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

4)

On January 1, 2018, the Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard (i) requires that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) specifies how to present the service cost component and the other components of net benefit cost in the income statement and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization.  Adoption of this standard has no material impact on our consolidated financial statements.

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

Issued by FASB in January 2017, this standard removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. The new standard is effective for the Company on January 1, 2020, including interim periods within the year of adoption.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  It is not anticipated that adoption of this standard will have any material impact on our consolidated financial statements.

Prior period financial statement correction of immaterial errors

During the third quarter of 2018, we identified immaterial errors related to the accounting for straight line rent receivable from tenants in our real estate operations dating back to 2015. These errors resulted in an understatement of real estate revenue.

We assessed the materiality of these errors on our financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the aggregate amount of $440k related to the prior period immaterial errors through June 30, 2018, would have been material to the quarterly accounts with our current Consolidated Statements of Income. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein.

The following is a summary of the previously issued financial statement line items for all periods and statements included in this report.

Consolidated Statements of Income:

	Quarter Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Real estate revenue	$4,028	29	4,057	$11,892	83	11,975
Total revenue	66,087	29	66,116	207,954	83	208,037
Operating income	3,638	29	3,667	16,929	83	17,012
Income before income taxes	2,200	29	2,229	31,844	83	31,927
Income tax expense	(742)	(8)	(750)	(8,291)	(25)	(8,316)
Net income	1,458	21	1,479	23,553	58	23,611
Net income attributable to Reading International, Inc. common shareholders	1,556	21	1,577	23,619	58	23,677

Basic earnings per share	$0.07	(0.00)	0.07	$1.02	0.00	1.02
Diluted earnings per share	0.07	(0.00)	0.07	1.01	0.00	1.01

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2017	$146,615	275	146,890
Net income	23,553	58	23,611
Equity at September 30, 2017	174,795	333	175,128

	As at December 31, 2017
(Dollars in thousands)	As Reported	Adjustment	As Revised
Deferred tax assets	$24,908	(162)	24,746
Other assets	4,543	539	5,082
Total assets	423,026	377	423,403

Retained earnings	$32,679	377	33,056
Total stockholders' equity	181,241	377	181,618

Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$23,553	58	23,611
Change in net deferred tax assets	127	25	152
Prepaid and other assets	1,745	(83)	1,662
Net cash provided by operating activities	8,755	—	8,755

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2018. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

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

As of December 31, 2016, we determined that certain historically long-term intercompany loans from our parent company (Reading International, Inc.), to our Australian subsidiary were short-term in nature. Subsequently, on September 1, 2017, we determined that the remaining AU$21.1 million intercompany loans originally classified as long-term should be considered as short-term as well. We recognized a foreign exchange gain on these intercompany advances based on the relative strengthening of the Australian dollar to the U.S. dollar in the amount of $825,000 for the nine months ended September 30, 2017 in our Consolidated Statements of Income. These loans were paid in full on December 21, 2017.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
	September 30, 2018		December 31, 2017	September 30, 2017
Spot Rate
Australian Dollar	0.7238		0.7815	0.7840
New Zealand Dollar	0.6635		0.7100	0.7225
Average Rate
Australian Dollar	0.7311	0.7580	0.7670	0.7899	0.7664
New Zealand Dollar	0.6685	0.7002	0.7111	0.7307	0.7159

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2018	2017	2018	2017
Numerator:
Net income attributable to RDI common stockholders	$1,297	$1,577	$9,405	$23,677
Denominator:
Weighted average number of common stock – basic	23,006,040	22,968,017	22,988,227	23,101,619
Weighted average dilutive impact of awards	191,884	244,615	196,794	244,615
Weighted average number of common stock – diluted	23,197,924	23,212,632	23,185,021	23,346,234
Basic EPS attributable to RDI common stockholders	$0.06	$0.07	$0.41	$1.02
Diluted EPS attributable to RDI common stockholders	$0.06	$0.07	$0.41	$1.01
Awards excluded from diluted EPS	276,681	149,841	126,840	149,841

Our weighted average number of common stock - basic decreased during the three and nine months ended September 30, 2018, primarily as a result of the repurchase of shares of Class A Non-Voting Common Stock pursuant to our current stock repurchase program offset by the issuance of shares due to the exercise of share options and vesting of restricted stock units.

Note 5 – Property and Equipment

Operating Property, net

As of September 30, 2018 and December 31, 2017, property associated with our operating activities is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Land	$76,472	$76,457
Building and improvements	152,054	153,232
Leasehold improvements	55,277	48,481
Fixtures and equipment	163,433	145,033
Construction-in-progress	5,351	26,000
Total cost	452,587	449,203
Less: accumulated depreciation	(191,448)	(184,479)
Operating property, net	$261,139	$264,724

Depreciation expense for operating property was $5.4 million and $15.6 million for the quarter and nine months ended September 30, 2018 and $4.0 million and $11.8 million for the quarter and nine months ended September 30, 2017, respectively.

Investment and Development Property, net

As of September 30, 2018 and December 31, 2017, our investment and development property is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Land	$23,961	$25,025
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	54,225	34,329
Investment and development property	$80,086	$61,254

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the nine months ended September 30, 2018 are shown below:

(Dollars in thousands)	Balance, December 31, 2017	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, September 30, 2018
Union Square development	$29,223	$20,268	$—	$—	$49,491
Newmarket Property development	370	561	(636)	(51)	244
Courtenay Central development	4,676	101	—	(309)	4,468
Cinema developments and improvements	19,015	11,441	(26,705)	(95)	3,656
Other real estate projects	7,045	3,564	(8,508)	(384)	1,717
Total	$60,329	$35,935	$(35,849)	$(839)	$59,576

(1)	Includes capitalized interest of $720,000 and $2.1 million for the quarter and nine months ended September 30, 2018, respectively.

Real Estate Transactions

Sale of Land in Burwood, Australia

On December 14, 2017, we received $28.1 million (AU$36.6 million) representing the final payment with respect to the $50.6 million (AU$65.0 million) sale price of our property in Burwood, Victoria, Australia.  Previously, partial payments of $16.6 million (AU$21.8 million) and $5.9 million (AU$6.5 million) were received on June 19, 2017 and May 23, 2014.

Purchase of Land in Townsville, Australia

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

Purchase of Property in Auburn, Australia

On June 29, 2018, we purchased a property for $3.5 million (AU$ 4.5 million) in Auburn (Sydney area), Australia. Final settlement was made on October 11, 2018. The property which borders our Redyard ETC in Auburn on three sides to the east, west and south and consists of an approximately 16,830 square foot building located on an estimated 20,870 square foot lot, is subject to a lease to Telstra Corporation through September 2022.  This will allow us time to plan for the efficient integration into our ETC.  Including this acquisition, our Redyard ETC represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2018 and December 31, 2017:

		September 30,	December 31,
(Dollars in thousands)	Interest	2018	2017
Rialto Cinemas	50.0%	$1,184	$1,186
Mt. Gravatt	33.3%	3,861	4,118
Total investments		$5,045	$5,304

For the quarter and nine months ended September 30, 2018 and 2017, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Rialto Cinemas	$—	$32	$152	$93
Mt. Gravatt	80	104	515	561
Total equity earnings	$80	$136	$667	$654

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at, December 31, 2017	$15,052	$5,224	$20,276
Foreign currency translation adjustment	(832)	—	(832)
Balance at, September 30, 2018	$14,220	$5,224	$19,444

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2018. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2018, we were not aware that any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of September 30, 2018 and December 31, 2017, respectively.

	As of September 30, 2018
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,642	$7,255	$1,210	$37,107
Less: Accumulated amortization	(23,990)	(5,141)	(492)	(29,623)
Net intangible assets other than goodwill	$4,652	$2,114	$718	$7,484

	As of December 31, 2017
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,860	$7,254	$1,139	$37,253
Less: Accumulated amortization	(23,292)	(4,936)	(483)	(28,711)
Net intangible assets other than goodwill	$5,568	$2,318	$656	$8,542

Beneficial leases are amortized over the life of the lease up to 30 years, trade names are amortized based on the accelerated amortization method over their estimated useful life of 45 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2018.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Beneficial lease amortization	$284	$278	$783	$935
Other amortization	380	104	285	311
Total intangible assets amortization	$664	$382	$1,068	$1,246

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Prepaid and other current assets
Prepaid expenses	$1,611	$1,625
Prepaid rent	973	1,055
Prepaid taxes	650	653
Income taxes receivable	1,857	1,686
Deposits	243	243
Investment in marketable securities	43	46
Restricted cash	16	17
Total prepaid and other current assets	$5,393	$5,325
Other non-current assets
Straight-line rent	3,995	3,103
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	7	7
Long-term restricted cash	1,556	—
Total other non-current assets	$7,530	$5,082

Note 9 – Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  The Tax Act significantly changed the U.S. corporate income tax law by lowering the statutory corporate tax rate from 35% to 21%, imposing a one-time mandatory repatriation tax on earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. tax.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017, pursuant to the guidance of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.  We recorded income tax expense in 2017 for the impact of the Tax Act of approximately $13.0 million.  This 2017 net amount is primarily comprised of $8.3 million from re-measurement of federal net deferred tax assets resulting from the reduction in the U.S. statutory corporate tax rate and a provisional amount of $4.7 million from the one-time mandatory repatriation tax on deferred earnings of our foreign subsidiaries.  As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department and the IRS, we may make adjustments to the provisional amount. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.  The accounting for the tax effects of the Tax Act will be completed in 2018. As of September 30, 2018, we have not fully completed our accounting for the tax effect of the Tax Act.

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes primarily due to foreign tax rate differential, unrecognized tax benefits, and foreign tax credits. Our effective tax rate was 32.7% and 26.0% for the nine months ended September 30, 2018 and 2017, respectively.  The increase in 2018 is primarily related to a change in the foreign tax rate differential and non-taxable insurance proceeds received in 2017, partially offset by the reduction of U.S. statutory corporate tax rate as the result of the Tax Act.

Note 10 – Debt

The Company’s borrowings at September 30, 2018 and December 31, 2017, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2018
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate(1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,584	6.37%	6.37%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	34,000	34,000	4.74%	4.74%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	1,500	1,500	5.17%	5.17%
Bank of America digital projector loan (USA)	December 28, 2019	3,221	3,221	3,221	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,191	19,191	18,906	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	November 1, 2023	7,500	7,500	7,476	4.88%	4.88%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,552	9,552	9,426	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	25,852	23,560	6.52% / 12.22%	8.17%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	December 31, 2019	48,133	38,361	38,317	2.88%	2.88%
Westpac Bank Corporate (general/non-construction) Credit Facility (NZ)	December 31, 2019	23,223	—	—	3.80%	3.80%
Westpac Bank Corporate (construction) Credit Facility (NZ)	December 31, 2018	11,943	—	—	3.80%	3.80%
		$268,176	$167,090	$163,990

(1)

Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of September 30, 2018.

(2)	The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2018.
(3)	Net of deferred financing costs amounting to $3.1 million.

	As of December 31, 2017
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate(1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,554	5.38%	5.38%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	31,000	31,000	4.57%	4.57%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	—	—	4.57%	4.57%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,500	19,500	19,105	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	7,470	4.13%	4.13%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,719	9,719	9,582	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	8,000	5,033	5.81%	5.81%
Denominated in FC (2)
NAB Corporate Loan Facility (AU)	June 30, 2019	51,970	30,869	30,781	3.66%	3.66%
Westpac Bank Corporate (general/non-construction) Credit Facility (NZ)	December 31, 2019	24,850	—	—	3.70%	3.70%
Westpac Bank Corporate (construction) Credit Facility (NZ)	December 31, 2018	12,780	—	—	3.70%	3.70%
		$271,732	$134,501	$130,525

(1)

Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of December 31, 2017.

(2)	The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2017.
(3)	Net of deferred financing costs amounting to $4.0 million.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	Dollars in thousands
	September 30,	December 31,
Balance Sheet Caption	2018	2017
Debt - current portion	$3,175	$8,109
Debt - long-term portion	133,231	94,862
Subordinated debt	27,584	27,554
Total borrowings	$163,990	$130,525

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

Cinema 1,2,3 Term Loan

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15.0 million Santander Bank term loan with a different lender, Valley National Bank.  This $20.0 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25% per annum, with principal instalments and accruing interest paid monthly. The new loan matures on September 1, 2019, with a one-time option to extend the maturity date for another year. The Company presently intends to exercise the option on June 1, 2019, as prescribed by the agreement.

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

Union Square Construction Financing

On December 29, 2016, we closed on our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50.0 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  At December 29, 2016, Bank of the Ozarks advanced $8.0 million to repay the then existing $8.0 million loan with East West Bank. As of September 30, 2018, an additional $10.4 million had been advanced under the senior loan facility, along with the full $7.5 million available under the mezzanine loan facility.

Presented in the table below is the breakdown of the Union Square construction financing as of September 30, 2018:

(Dollars in thousands)		Facility Limits and Advances
Financing Component	Lender	Facility Limit	Advanced- to-Date	Remaining Facility	Interest Rate(1)	Maturity Date(2)
Mezzanine loan	Tammany Mezz Investor LLC	$7,500	$7,500	$—	Greater of (i) 10.50% and (ii) Adjusted LIBOR + 10%	December 29, 2019
Senior loan, including building and project loan	Bank of the Ozarks	50,000	18,352	31,648	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Total Union Square Financing		$57,500	$25,852	$31,648

(1)	Not to exceed the New York State maximum lawful borrowing rate, which typically is 16%.
(2)	Allowable for up to two (2) extension request options, one (1) year for each extension request.

Westpac Bank Corporate Credit Facility

On December 15, 2017, we extended the maturity of the 1st tranche (general/non-construction credit line) of our Westpac Corporate Credit Facility to December 31, 2019. Prior to this on April 26, 2017, we extended the maturity of our entire Westpac Corporate Credit Facility of $35.2 million (NZ$53.0 million) to December 31, 2018, from March 31, 2018.  We are currently working on a longer-term renewal of our Westpac Corporate Credit Facility which will replace the existing facility.

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

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured over our Minetta and Orpheum Theaters, with a loan for a five year term of $8.0 million. Such modification was not considered to be substantial under US GAAP.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Current liabilities
Lease liability	$5,900	$5,900
Liability for demolition costs	2,600	2,781
Accrued pension	684	2,907
Security deposit payable	84	91
Other	6	—
Other current liabilities	$9,274	$11,679
Other liabilities
Straight-line rent	$15,713	$13,444
Lease make-good provision	5,611	5,648
Accrued pension	4,795	5,228
Environmental reserve	1,656	1,656
Deferred revenue - real estate	5	18
Acquired leases	114	186
Other	378	469
Other liabilities	$28,272	$26,649

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $5.5 million at September 30, 2018.  The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and nine months ended September 30, 2018 and 2017.  Our pension plan is unfunded.

During the quarter and nine months ended September 30, 2018, the interest cost was $45,000 and $135,000 respectively, and actuarial loss was $52,000 and $156,000 respectively. During the quarter and nine months ended September 30, 2017, the interest cost was $45,000 and $135,000 respectively, and actuarial loss was $52,000 and $155,000.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2018	$23,575	$8	$(2,592)	$20,991
Net current-period other comprehensive (loss) income	(12,303)	(1)	156	(12,148)
Balance at September 30, 2018	$11,272	$7	$(2,436)	$8,843

Note 13 – Commitments and Contingencies

Litigation General

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims, including legal costs.

•

Where we are a plaintiff, we accrue legal fees as incurred on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is usually entitled to recover its attorneys’ fees, which recoveries typically work out to be approximately 60% of the amounts actually spent where first-class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

•

Where we are a defendant, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings.  From time-to-time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.

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

Cotter Jr. Related Litigation Matters

The following table provides a list of legal matters and current status relating to James J. Cotter, Jr’s (“Cotter, Jr.”) employment termination, Mr. Cotter, Jr.’s subsequent derivative action brought against the Company and our directors alleging, among other things, that such termination violated the fiduciary duties of such directors, and Cotter, Jr.’s efforts to cause a change of control of the Company, with detailed discussions following:

Description	Plaintiff/ Claimant	Filed with	Current Status
James J. Cotter, Jr. Legal Cases
• Cotter, Jr. Derivative Litigation against all Directors	Cotter, Jr.	Nevada District Court

Summary judgment entered in favor of all defendants.  Cotter, Jr. has appealed that judgement.   On October 1, 2018, the Nevada District Court awarded a cost judgment against Cotter, Jr. in favor of the Company. While the Nevada District Court’s final order has not been issued, the Company estimates that such cost judgment, as articulated by the Nevada District Court from the bench, is in excess of $1,500,000.

• Employment Arbitration	RDI	American Arbitration Association

While the Company is the named claimant, the matter relates to Cotter, Jr.’s claims for compensation and damages related to his termination.   The Company is seeking no relief, and is defending itself against Cotter, Jr.’s claims.  The matter was heard on October 15-17, 2018, and is now in the post-hearing briefing phase.  It is not currently anticipated that the Company will receive notice of the arbitrators ruling on the merits of Cotter, Jr.’s claims until December of 2018 or January of 2019.

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

In response to the ex parte petition of Cotter, Jr., the Superior Court on March 23, 2018 directed that an as-of-yet unnamed trustee ad litem be appointed to solicit offers to purchase the Cotter Voting Stock.  Responding to the writ application of Ellen Cotter and Margaret Cotter, as Trustees of the Cotter Living Trust, and Margaret Cotter, as Trustee of the Cotter Voting Trust, the California Court of Appeals on April 12, 2018 stayed the Superior Court’s order and issued its own order to show cause why the Superior Court’s direction should not be vacated and a new and different order denying the appointment of such a trustee ad litem be issued.  It is currently anticipated that a hearing on this matter will not be held prior to December 2018.

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

All claims brought by Mr. Cotter, Jr., against the Defendant Directors have now been dismissed with prejudice on motions for summary judgment brought by the Defendant Directors and our Company.   That dismissal has been appealed by Mr. Cotter, Jr.   On October 1, 2018, the Nevada District Court awarded a costs judgment against Cotter, Jr. in favor of the Company. While the Nevada District Court’s final order has not been issued, we estimate that such cost judgment, as articulated by the Nevada District Court from the bench, is in excess of $1,500,000.

The James J. Cotter, Jr., Employment Arbitration: Our Company continues to be in arbitration with Mr. Cotter, Jr.  (Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015)  (the “Cotter Jr. Employment Arbitration”).   The matter was heard on October 15-17, 2018, and is in the post-hearing briefing stage.  It is not currently anticipated that the arbitrator will rule on the merits of the matters presented until December of 2018 or January of 2019.

The arbitration was initially filed by our Company at a time when the Cotter Jr. Derivative Complaint included claims related to his termination as president and chief executive officer of our Company, which our Company believed to be subject to the arbitration provisions of its employment agreement with Mr. Cotter, Jr.  As the Company believes that the matter of Mr. Cotter, Jr.’s status as president and chief executive officer has now, as a practical matter, been resolved through the entry of summary judgment in the favor of all defendants in the Cotter Jr. Derivative Action, the only issues arbitrated at the hearing related to Mr. Cotter, Jr.’s counter claims against our Company.

Mr. Cotter, Jr., has alleged damages, on a variety of theories, in excess of $1,000,000.  Our Company has denied any liability, and continues to vigorously contest Mr. Cotter, Jr.’s claims.

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

Prior to this ruling, Mr. Cotter Jr. on or about February 8, 2017, brought an ex parte motion in the Trust Case seeking the appointment of a trustee ad litem to market and potentially sell the voting stock to be held by the Cotter Voting Trust.   In light of our Board’s determination that it would be in the  best interests of our Company and our stockholders generally to continue to pursue our Company’s business plan, and not to sell the Company at this time, the potential disruption to the achievement of that business plan and to the business and affairs of our Company generally if there were to be a change of control transaction at this time, and the commitment of Ellen Cotter and Margaret Cotter to the pursuit and fulfilment of that business plan,  our Company has made filings in the California Superior Court opposing such an appointment of a trustee ad litem.

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

On April 12, 2018, following the application for a writ by Ellen Cotter and Margaret Cotter as the Trustees of the Cotter Living Trust, and Margaret Cotter as the Trustee of the Cotter Voting Trust, the California Court of Appeals stayed all trial court proceedings and issued an Order to Show Cause as to why it should not vacate the California Superior Court’s Order that a TTAL be appointed to market the above referenced RDI stock and enter a different order denying Mr. Cotter, Jr’s ex parte petition seeking a TTAL.   It is not currently anticipated that a hearing will be held on this Order to Show Cause prior to December, 2018.

As of September 30, 2018, according to the books of the Company, the Cotter Living Trust held of record 696,080 shares of our Class B Stock constituting approximately 41.4% of the voting power of our outstanding capital stock.  According to the books of the Company, the Estate of James J. Cotter (the “Cotter Estate”) as of that date held of record an additional 427,808 shares of Class B Stock, constituting approximately 25.5% of the voting power of our outstanding capital stock. We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Class B Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Living Trust where it will then be placed in the

Cotter Voting Trust.   At the present time, however, such Class B Stock is held of record by the Cotter Living Trust and the Cotter Estate, respectively.   Ellen Cotter and Margaret Cotter are also the Co-Executors of the Cotter Estate.

The California Superior Court, in the Trust Case, has jurisdiction over the Cotter Living Trust, which as described in more detail above, currently owns 41.4% of our Class B Stock, and, at such time as the Cotter Estate is probated, may receive up to an additional 25.5% of our Class B Stock, and, accordingly, has jurisdiction over a potentially controlling block of our voting power.  Should the California Superior Court order the sale of the Cotter Living Trust’s Class B Stock and such sale be completed, then there may be a change of control of our Company, depending on, among other things, who the ultimate purchaser(s) of such shares might be, the number of shares of Class B Stock distributed by the Cotter Estate to the Cotter Living Trust, and whether the California Superior Court orders a sale of all or only some portion to the Class B Stock held by the Cotter Living Trust.

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

The Directors and Officer’s Insurance Policy, in the amount of $10 million, was used to cover a portion of the costs of defending the Cotter Jr. Derivative Action, but has been exhausted.  We are now covering the defense costs of the Defendant Directors, in addition to our own costs incurred in connection with the Cotter Jr. Derivative Action. In 2017, these out-of-pocket costs totaled approximately $4.0 million.  Costs of the litigation for the nine months ended September 30, 2018,  were $3.1 million, compared to $1.1 million for the same period in 2017. This increase in expense was principally due to the need to prepare for the July 9, 2018 trial date ordered by the Nevada District Court and to prepare various dispositive motions setting forth defenses made available by the Nevada Court’s Dismissal in December, 2017, of the claims against Defendant Directors Codding, Gould, Kane, McEachern and Wrotniak. Those motions were successful, summary judgment was entered in favor of the remaining Defendant Directors, and no trial was ultimately held.  While the Nevada District Court has now dismissed with prejudice on summary judgment all of Mr. Cotter, Jr’s claims against all of the Defendant Directors, it is anticipated that we will incur further costs defending Mr. Cotter, Jr’s appeal of the Nevada District Court’s dismissal of his claims. Our Company has sought to recover some of its costs of defense from Mr. Cotter, Jr., and on October 1, 2018, the Nevada District Court awarded a costs judgment against Mr. Cotter, Jr., and in favor of the Company. Although the Nevada District Court’s final order has not been issued, we estimate that such cost judgment, as articulated by the Nevada District Court from the bench, is in excess of $1,500,000. Our petition to recover our attorney’s fees from Mr. Cotter, Jr., has been denied by the Nevada District Court, a determination which we currently intend to appeal.

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

The STOMP Arbitration

In April 2015, Liberty Theatres, LLC (“Liberty”), a wholly owned subsidiary of the Company, commenced an American Arbitration Association arbitration proceeding against The Stomp Company Limited Partnership (“Stomp”), the producer of the show STOMP, in response to Stomp’s purported termination of their license agreement with Liberty relating to such show.  STOMP has been playing at our Orpheum Theatre in New York City for 24 years and still continues to play to date.  Liberty sought specific performance, injunctive and declaratory relief and damages.  Stomp counterclaimed for unspecified damages, alleging that Liberty has interfered with the Stomp’s endeavors to move the show to another Off-Broadway theater. Stomp based its purported termination of the license agreement upon the alleged deficient condition of the Orpheum Theater.

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

•	Sutton Hill Properties, LLC -- 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Australian Country Cinemas, Pty Ltd	$103	$138
Shadow View Land and Farming, LLC	2,161	2,127
Sutton Hill Properties, LLC	2,096	2,066
Noncontrolling interests in consolidated subsidiaries	$4,360	$4,331

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Australian Country Cinemas, Pty Ltd	$(36)	$72	$96	$184
Shadow View Land and Farming, LLC	(16)	(132)	(41)	(158)
Sutton Hill Properties, LLC	14	(38)	33	(92)
Net income attributable to noncontrolling interests	$(38)	$(98)	$88	$(66)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2018	$177,287	$4,331	$181,618
Adjustments to opening retained earnings on adoption of ASC 606	194	(2)	192
Net income	9,405	88	9,493
Increase in additional paid in capital	1,162	—	1,162
Treasury stock purchased	(397)	—	(397)
Contributions from noncontrolling stockholders	—	75	75
Distributions to noncontrolling stockholders	—	(117)	(117)
Accumulated other comprehensive income	(12,148)	(15)	(12,163)
Equity at September 30, 2018	$175,503	$4,360	$179,863

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2017	$142,472	$4,418	$146,890
Net income	23,677	(66)	23,611
Increase in additional paid in capital	936	—	936
Treasury stock purchased	(6,475)	—	(6,475)
Contributions from noncontrolling stockholders	—	63	63
Distributions to noncontrolling stockholders	—	(240)	(240)
Accumulated other comprehensive loss	10,323	20	10,343
Equity at September 30, 2017	$170,933	$4,195	$175,128

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

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan by an additional 947,460 shares.  The effect of the increase is to restore the amount of shares of Common Stock available under the Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  As of September 30, 2018, we had 1,048,570 shares remaining for future issuances.

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

There were no share options issued in the quarter ended September 30, 2018. The weighted average assumptions used in the option-valuation model were as follows:

	Nine Months Ended September 30,
	2018	2017
Stock option exercise price	$16.40	$15.94
Risk-free interest rate	2.56%	1.66%
Expected dividend yield	—	—
Expected option life in years	3.75	3.75
Expected volatility	24.99%	24.95%
Weighted average fair value	$3.80	$3.45

For the quarter ended September 30, 2018 and 2017, we recorded compensation expense of $115,000 and $86,000, respectively.  For the nine months ended September 30, 2018 and 2017, we recorded compensation expense of $312,000 and $225,000, respectively. At September 30, 2018, the total unrecognized estimated compensation expense related to non-vested stock options was $1.0 million, which we expect to recognize over a weighted average vesting period of 1.73 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2018 was $2.1 million, of which 83.0% are currently exercisable.

The following table summarizes the information of options outstanding and exercisable as of September 30, 2018 and December 31, 2017:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2016	535,077	$9.84	2.61	$3,615,191
Granted	169,762	15.94	—	—
Exercised	(177,750)	7.85	—	702,840
Forfeited	(2,500)	6.23	—	—
Balance - December 31, 2017	524,589	$12.50	3.15	$3,054,325
Granted	126,840	16.40	—	—
Exercised	(60,000)	3.38	—	239,250
Forfeited	—	—	—	—
Balance - September 30, 2018	591,429	$13.68	3.13	$2,093,843

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of September 30, 2018:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,
Grant Date	Directors	Management	Total Grants	September 30, 2018	September 30, 2018
March 10, 2016	35,147	27,381	62,528	48,837	13,691
April 11, 2016	—	5,625	5,625	1,406	4,219
March 23, 2017	30,681	32,463	63,144	46,912	16,232
August 29, 2017	—	7,394	7,394	—	7,394
January 2, 2018	29,393	—	29,393	—	29,393
April 12, 2018	—	29,596	29,596	—	29,596
April 13, 2018	—	14,669	14,669	—	14,669
July 6, 2018	—	932	932	—	932
Total	95,221	118,060	213,281	97,155	116,126

These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% on the date of grant which is early January of the year following in which such RSUs were granted (in the case of directors).  For the quarter ended September 30, 2018 and 2017, we recorded compensation expense of $233,000 and $182,000, respectively.  For the nine months ended September 30, 2018 and 2017, we recorded compensation expense of $754,000 and $482,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $1.3 million as of September 30, 2018, which we expect to recognize over a weighted average vesting period of 1.1 years.

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

Under the stock repurchase program, as of September 30, 2018, the Company has reacquired 433,361 shares of Class A Stock for $6.9 million at an average price of $15.97 per share (excluding transaction costs) to-date, of which 23,638 were purchased for $397,000 at an average price of $16.80 during 2018.  No shares were purchased during the quarter ended September 30, 2018.  This leaves $18.1 million available under the March 2, 2017 program for repurchase as of September 30, 2018.  The Board authorization for the stock repurchase program is currently set to expire on March 2, 2019.

Note 16 – Derivative Instruments

From time to time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. All derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Income. As of September 30, 2018, we do not have material derivative positions nor have designated any of these derivatives as accounting hedges.

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

As of September 30, 2018 and December 31, 2017 material financial assets and financial liabilities were carried and measured at fair value on a recurring basis.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2018
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$139,177	$—	$—	$136,952	$136,952
Subordinated debt	27,913	—	—	17,898	17,898
	$167,090	$—	$—	$154,850	$154,850

		Fair Value Measurement at December 31, 2017
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$106,588	$—	$—	$106,894	$106,894
Subordinated debt	27,913	—	—	16,088	16,088
	$134,501	$—	$—	$122,982	$122,982

(1)	These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at September 30, 2018 and December 31, 2017.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of September 30, 2018 and December 31, 2017, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2018 and September 30, 2017.

Note 18 – Subsequent Events

On October 1, 2018, the Nevada District Court awarded a cost judgment against Mr. Cotter, Jr., and in favor of the Company in the Cotter, Jr. Derivative Action. Although the Nevada District Court’s final order has not been issued, we estimate that such cost judgment, as articulated by the Nevada District Court from the bench, is in excess of $1,500,000.

Trust Preferred Securities –  On October 11, 2018, our Company secured a waiver that provides significant additional financial flexibility through the elimination of financial covenants with respect to our Trust Preferred Securities through the end of the maturity of the term loan in consideration of payments totaling $1.6 million, consisting of an initial payment of $1.1 million to be paid on October 31, 2018, and a future contractual obligation to pay $270,000 in October 2021 and $225,000 in October 2025.

Minetta/Orpheum Loan – On October 12, 2018, the Minetta and Orpheum Theatres loan of $7.5 million was increased to $8.0 million and the maturity extended to November 1, 2023.

.

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

Shown in the following table are the number of locations and theater screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying assets as of September 30, 2018:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York(3)	6	23	5	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	27	245	26	1
Australia	New South Wales	6	44	4	2	Reading Cinemas
	Victoria	6	43	6		Reading Cinemas
	Queensland	5	48	2	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Australia Total	21	166	15	6
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	6	5
GRAND TOTAL		59	478	47	12

(1)	The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
(2)

The Company is a 50% joint venture partner in two (2) Rialto cinemas in New Zealand with a combined 13-screen total.  We negotiate the commercial theatrical release terms of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)	Our New York statistics include one (1) managed cinema, with a four-screen total.

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

•	the acquisition and development of fee interests in land;
•	the licensing to production companies of our live theatres; and,
•	the redevelopment of our existing fee-owned cinema or live theatre sites to their highest and best use.

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

Cinema Additions (including re-openings)

The latest additions and enhancements to our cinema portfolio are as follows:

•

Opening a new state-of-the-art eight-screen cinema in Newmarket, Brisbane, Australia:  On December 14, 2017, in connection with our expansion and upgrading of our Newmarket Village, Brisbane location, we opened an eight-screen Reading Cinemas offering one TITAN LUXE with DOLBY ATMOS sound and recliner seating, and two Gold Lounge auditoriums featuring recliner seating, as well as offering an expanded F&B menu.

•

Opening our first dine-in concept, “Spotlight” in the United States: On March 30, 2018 we finished the conversion of one wing (six auditoriums) at our Reading Cinema in Murrieta, California (Cal Oaks) to our dine-in concept brand, “Spotlight”.

•

U.S. Refurbishments: In 2017 and the first nine-months of 2018, we continued to invest in the refurbishment of our U.S. cinema circuit.  During this period seven locations have had significant refurbishment work performed: our Cal Oaks, Valley Plaza and Grossmont locations in California; our Ward, Pearlridge and Mililani locations in Hawaii; our Paris location in New York and our Manville location in New Jersey. Further, at Cal Oaks, in addition to refurbishing and upgrading our existing cinema, on March 30, 2018 we launched our new dine-in concept brand, “Spotlight.”  During the period, we have converted (or are in the process of conversion), 63 of our 245 U.S. auditoriums to luxury recliner seating.

•	AU and NZ Refurbishments: In 2017 and the first nine months of 2018, we partially renovated eight theaters: Belmont, Rouse Hill, Courtenay Central, Napier, Charlestown, Elizabeth, Auburn and Rotorua.

Cinema Pipeline

Our cinema pipeline includes 3 new multi-screen locations in Australia, which have been approved by our Board of Directors and which we anticipate bringing on line between 2019 and 2021.

Cinema Closures

We evaluate the performance of each of our cinemas and, in some instances, we may decide to close an operation when it is not economically viable to continue to operate from the location. We did not close any theaters in 2017 or to date in 2018.  While some of our theaters have encountered new competition, and while we believe that others will benefit from planned refurbishment and upgrading, none of our leased theaters are currently slated for closure.

Upgrades to our Film Exhibition Technology and Theatre Amenities

We continue to focus in areas of the matured cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These are (i) upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  As of September 30, 2018, the upgrades to our theater circuits’ film exhibition technology and amenities are summarized in the following table (excluding our managed cinema):

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	59	478
IMAX	1	1
TITAN XC and LUXE	17	19
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	22
Premium (AU/NZ)(2)	11	21
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	14	n/a
Liquor Licenses Obtained(5)	25	n/a
(1)

Gold Lounge: This is our "First Class Full Dine-in Service" in our Australian and New Zealand cinemas, which includes upgraded F&B menu (with alcoholic beverages), luxury recliner seating features (intimate 25-50 seat cinemas) and waiter service.

(2)

Premium Service: This is our "Business Class Dine-in Service" in our Australian and New Zealand cinemas, which typically includes upgraded F&B menu (some with alcoholic beverages) and may include luxury recliner seating features (less intimate 80-seat cinemas), but no waiter service.

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

At the beginning of January 2016, we ceased our live theatre business at our Union Square property in New York, terminated all tenant leases and prepared the property for redevelopment.  Accordingly, this property is no longer treated as an operating property.  In February 2018, we entered into a one-year license agreement with Audible, Inc. a subsidiary of Amazon, at the Minetta Lane Theatre.  We understand that Audible intends to produce one to two character plays, which it will record and make the audio  productions available through Audible.

In addition, we have various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States, including some that was used in our legacy activities.

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

•

Purchase of Property in Auburn, Australia – On June 29, 2018, we purchased a property for $3.5 million (AU$ 4.5 million) in Auburn (Sydney area), Australia. The property which borders our Redyard ETC in Auburn on three sides to the east, west and south and consists of an approximately 16,830 square foot building located on an estimated 20,870 square foot lot, is subject to a lease to Telstra Corporation through September 2022.  This will allow us time to plan for its efficient integration into our ETC.  Including this acquisition, our Redyard ETC represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.  The final settlement payment was made in early October 2018.

•

Purchase of New Corporate Headquarters Building in Los Angeles County.  On April 11, 2016, we purchased a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (an emerging high-tech and communications center in Los Angeles County) for $11.2 million cash and financed the property with a $9.9 million 10-year, fixed-rate mortgage loan.  The property was placed in service during the first quarter of 2017.  We currently use approximately 50% of the leasable area for our headquarters offices and we plan to lease the remainder to an unaffiliated third party.

Opportunistic Sales

•

Sale of Land in Burwood, Australia.  On December 14, 2017, we received the final payment on the sale of our Burwood landholding of $28.1 million (AU$36.6 million).  On June 19, 2017 we had received $16.6 million (AU$21.8 million) as a partial payment and on May 23, 2014 we had received $5.9 million (AU$6.5 million) as the initial deposit.

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

•

Expansion Project for our Newmarket Shopping Center at an affluent suburb of Brisbane, Australia.  In December 2017 we opened our eight-screen Reading Cinema with TITAN LUXE, including 10,150 square feet of additional retail space and 124 additional parking spaces. As of September 30, 2018, approximately 93% of this new retail space has been leased.

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

Under our insurance policy, for the Tory Street parking building we received an initial payment of $5.0 million in December 2016 and a final settlement of $20.0 million in May 2017, reaching the policy maximum of $25.0 million for the loss event. As a result, we recorded a gain of $9.2 million representing excess insurance recoveries over the recorded property’s carrying value during the second quarter ended June 30, 2017. This amount is recorded net of demolition costs incurred and an allocation to lost profits, covered within the same insurance policy.

During the second quarter of 2017, we recorded a gain on business interruption recoveries of $1.5 million, presented as part of the relevant segment revenue lines in our Consolidated Statement of Operations for that quarter.

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

•

Manukau Land Rezoning – in August 2016, the Auckland City Council, at our request, re-zoned 64.0 acres of our 70.4 acre property in Manukau from agricultural to light industrial use. The remaining 6.4 acres were already zoned for heavy industrial use. Now that our zoning enhancement goal is achieved, we are reviewing our options with respect to the value realization opportunities and commercial exploitation of this asset. We see this property as a future value realization opportunity for us. This tract is adjacent to the Auckland Airport which has recently been expanding toward our property. We are currently working with adjoining landowners to develop an infrastructure plan for the approximately 355 acres of rezoned land of which our property is a part.

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

We extended the maturity, in April 2017 of our $23.2 million (NZ$35.0 million) general/non-construction credit line and our $11.9 million (NZ$18.0 million) construction credit line of our Westpac Corporate Credit Facility to December 31, 2018, from March 31, 2018. Subsequently, in June 2017, we fully paid our loan balance using the cash received from insurance settlement relating to Courtenay Central property damage; in December 2017 we then further extended the maturity of the $23.2 million (NZ$35.0 million) general/non-construction credit line of our Westpac Corporate Credit Facility to December 31, 2019.

With the effectiveness of the new tax law, and the maturation of our operations in Australia and New Zealand we have adopted a global view of our financing capabilities.  We have taken advantage of overseas funding resources, for example, to reduce our need to draw upon more expensive domestic borrowings in connection with our redevelopment of our Union Square property. We are currently working on a multi-year renewal of our US, Australia and New Zealand line of credit which come due during 2019.

Refer to our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2018 and September 30, 2017:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2018	September 30, 2017	Fav/ (Unfav)	September 30, 2018	September 30, 2017	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$70,671	$62,059	14%	$223,109	$196,062	14%
Real estate	5,771	6,065	(5)%	18,204	17,550	4%
Inter-segment elimination	(2,181)	(2,008)	(9)%	(6,918)	(5,575)	(24)%
Total revenue	74,261	66,116	12%	234,395	208,037	13%
Operating expense
Cinema exhibition	(57,111)	(51,598)	(11)%	(177,101)	(159,087)	(11)%
Real estate	(2,474)	(2,881)	14%	(7,409)	(7,258)	(2)%
Inter-segment elimination	2,181	2,008	9%	6,918	5,575	24%
Total operating expense	(57,404)	(52,471)	(9)%	(177,592)	(160,770)	(10)%
Depreciation and amortization
Cinema exhibition	(4,352)	(2,951)	(47)%	(12,199)	(8,867)	(38)%
Real estate	(1,385)	(1,079)	(28)%	(4,193)	(2,936)	(43)%
Total depreciation and amortization	(5,737)	(4,030)	(42)%	(16,392)	(11,803)	(39)%
General and administrative expense
Cinema exhibition	(1,006)	(807)	(25)%	(2,826)	(2,527)	(12)%
Real estate	(652)	(527)	(24)%	(1,706)	(1,673)	(2)%
Total general and administrative expense	(1,658)	(1,334)	(24)%	(4,532)	(4,200)	(8)%
Segment operating income
Cinema exhibition	8,202	6,703	22%	30,983	25,581	21%
Real estate	1,260	1,578	(20)%	4,896	5,683	(14)%
Total segment operating income	$9,462	$8,281	14%	$35,879	$31,264	15%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(92)	(108)	15%	(313)	(321)	(2)%
General and administrative expense	(4,831)	(4,506)	(7)%	(16,717)	(13,931)	(20)%
Interest expense, net	(1,748)	(1,663)	(5)%	(5,132)	(5,310)	3%
Equity earnings of unconsolidated joint ventures	80	136	(41)%	667	654	2%
Gain on sale of assets	—	—	nm	—	9,417	(>100)%
Gain on insurance recoveries	—	—	nm	—	9,217	(>100)%
Other (expense)/income	(130)	89	nm	(273)	937	(>100)%
Income before income taxes	2,741	2,229	23%	14,111	31,927	(56)%
Income tax expense	(1,482)	(750)	(98)%	(4,618)	(8,316)	44%
Net income	1,259	1,479	(15)%	9,493	23,611	(60)%
Less: net income attributable to noncontrolling interests	(38)	(98)	(61)%	88	(66)	(> 100)%
Net income attributable to RDI common stockholders	$1,297	$1,577	(18)%	$9,405	$23,677	(60)%
Basic EPS	$0.06	$0.07	(14)%	$0.41	$1.02	(60)%

 “nm – not meaningful”

Consolidated and Non-Segment Results:

3rd Quarter and Nine Months Net Results

Net income attributable to RDI common stockholders decreased by 18% or $0.3 million to $1.3 million.  Basic EPS for the quarter ended September 30, 2018 decreased by $(0.01) to $0.06 from the prior-year quarter, mainly attributable to an increase in income tax expense and general and administrative expenses.

Revenue for the nine months ended September 30, 2018 increased by 13% or $26.4 million, to $234.4 million, but net income attributable to RDI common stockholders decreased by 60%, or $14.3 million, to $9.4 million. The revenue increase for the nine months ending September 30, 2018 compared to same period prior year was due to the Cinema business segment growth and a slight increase in revenues from the Real Estate business segment, offset by the non-recurring revenue derived in New Zealand from receipt of business interruption proceeds in the second quarter of 2017 in connection with the closure of our Courtenay Central ETC.  In addition, our Live Theater revenue also decreased compared to prior year, due to the recognition in 2017 of the non-recurring settlement payment received by the Company related to the STOMP arbitration.

The decrease in net income attributable to RDI common shareholders for the nine months ending September 30, 2018 was due to a one-time gain on insurance recoveries of $9.2 million and a $9.4 million gain on sale of assets that were recognized during the second quarter of 2017.  Additionally, there was an increase in non-segment G&A expenses for the nine months of 2018.  Therefore, Basic EPS for the nine months of 2018 decreased by $0.61 to $0.41 from the prior-year period.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter and nine months ended September 30, 2018 compared to the same period of the prior year increased by 7% or $0.3 million and 20% or $2.8 million, respectively. For the third quarter, this increase mainly relates to higher payroll and bonus related expenses (attributable to reversals in 2017 for prior year incentive compensation accruals not deemed necessary), offset by a reduction in total legal fees for the quarter ending September 30, 2018 compared to the same period last year.  For the nine months ending September 30, 2018 compared to the same period in 2017, the increase was related to legal expenses incurred on the Derivative Litigation, the Cotter Employment Arbitration and other Cotter litigation matters and higher compensation costs, due to headcount, annual salary increases and increases in variable compensation costs.  We believe that our defense costs with respect to the Derivative Litigation will be substantially reduced due to the grant of summary judgment in favor of all of our Defendant Directors by the Nevada District Court prior to trial.  Going forward, we believe, the costs with regard to this matter will, at least in the near term, be limited to the defense of Mr. Cotter, Jr.’s appeal of the Nevada District Courts determination and the Cotter Employment Arbitration which was heard in October 2018.

Income Tax Expense

Income tax expense for the quarter ended September 30, 2018, increased $0.7 million compared to the same quarter prior year.  A large part of the increase in tax expense for the third quarter 2018 compared to the same quarter of the prior year is due to increases in the taxes related to recently released IRS guidance regarding the Global Intangible Low-taxed Income.  Income tax expense for the nine months ended September 30, 2018 decreased by $3.7 million compared to the equivalent prior-year period.  The decrease for the nine months ended September 30, 2018 is primarily related to lower pretax income and the reduction of U.S. statutory corporate tax rate as the result of the Tax Act, partially offset by higher tax rates overseas and non-taxable insurance proceeds received in 2017.

Business Segment Results

At September 30, 2018, we leased or owned and operated 59 cinemas with 478 screens, which includes (i) one managed cinema with 4 screens and (ii) our interests in certain unconsolidated joint ventures that total 3 cinemas with 29 screens.  During the period, we also (i) owned and operated five ETCs located in Newmarket Village (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn (a suburb of Sydney) and Townsville in Australia and Wellington in New Zealand, (ii) owned and operated our headquarters office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and Melbourne, Australia, (iii) owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (our fourth live theatre was closed at the end of 2015 as part of the Union Square property redevelopment), (iv) owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3, (v) held for development four parcels aggregating approximately 70.4 acres located in Auckland, New Zealand, (vi) owned a 50% managing member interest in a limited liability company, which in turn owns a 202-acre property in Coachella, California that is zoned approximately 150 acres for single-family residential use (maximum of 550 homes) and approximately 50 acres for high density mixed use in the U.S., that is held for development, and (vii) owned approximately 200 acres in Pennsylvania and New Jersey from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand Dollars based on the spot rate weakened versus prior three and nine month periods  against the US Dollar impacting negatively the value of our assets and liabilities, and the nine month average rate for both the nine months ended September 30, 2018 and 2017 have also weakened by 1.1% and 2.2% respectively. This has decreased our value of our Australian and New Zealand revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2018 and September 30, 2017, respectively:

										% Change - Fav/
		Quarter Ended				Nine Months Ended				(Unfav)
(Dollars in thousands)		September 30, 2018	% of Revenue	September 30, 2017	% of Revenue	September 30, 2018	% of Revenue	September 30, 2017	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$25,664	36%	$19,760	32%	$78,506	35%	$63,730	33%	30%	23%
	Food & beverage revenue	11,659	16%	9,752	16%	36,029	16%	31,059	16%	20%	16%
	Advertising and other revenue	2,715	4%	2,687	4%	7,902	4%	7,069	4%	1%	12%
		$40,038	57%	$32,199	52%	$122,437	55%	$101,858	52%	24%	20%
Australia	Admissions revenue	$15,428	22%	$14,232	23%	$49,658	22%	$46,261	24%	8%	7%
	Food & beverage revenue	6,861	10%	6,874	11%	22,869	10%	21,789	11%	(0)%	5%
	Advertising and other revenue	1,370	2%	1,796	3%	4,986	2%	5,234	3%	(24)%	(5)%
		$23,659	33%	$22,902	37%	$77,513	35%	$73,284	37%	3%	6%
New Zealand	Admissions revenue	$4,601	7%	$4,423	7%	$15,109	7%	$13,164	7%	4%	15%
	Food & beverage revenue	1,992	3%	2,010	3%	6,792	3%	5,677	3%	(1)%	20%
	Advertising and other revenue	381	1%	525	1%	1,258	1%	2,080	1%	(27)%	(40)%
		$6,974	10%	$6,958	11%	$23,159	10%	$20,921	11%	0%	11%

Total revenue		$70,671	100%	$62,059	100%	$223,109	100%	$196,063	100%	14%	14%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(13,525)	19%	$(10,327)	17%	$(41,958)	19%	$(33,638)	17%	(31)%	(25)%
	Food & beverage cost	(2,595)	4%	(1,992)	3%	(7,817)	4%	(6,144)	3%	(30)%	(27)%
	Occupancy expense	(7,193)	10%	(6,919)	11%	(21,777)	10%	(20,753)	11%	(4)%	(5)%
	Other operating expense	(11,021)	16%	(10,307)	17%	(31,639)	14%	(30,598)	16%	(7)%	(3)%
		$(34,334)	49%	$(29,545)	48%	$(103,191)	46%	$(91,133)	46%	(16)%	(13)%
Australia	Film rent and advertising cost	$(6,945)	10%	$(6,297)	10%	$(22,935)	10%	$(21,276)	11%	(10)%	(8)%
	Food & beverage cost	(1,365)	2%	(1,435)	2%	(4,563)	2%	(4,619)	2%	5%	1%
	Occupancy expense	(3,834)	5%	(3,774)	6%	(12,216)	5%	(11,148)	6%	(2)%	(10)%
	Other operating expense	(5,265)	7%	(5,156)	8%	(16,611)	7%	(15,313)	8%	(2)%	(8)%
		$(17,409)	25%	$(16,662)	27%	$(56,325)	25%	$(52,356)	27%	(4)%	(8)%
New Zealand	Film rent and advertising cost	$(2,164)	3%	$(2,054)	3%	$(7,102)	3%	$(6,121)	3%	(5)%	(16)%
	Food & beverage cost	(448)	1%	(484)	1%	(1,513)	1%	(1,329)	1%	7%	(14)%
	Occupancy expense	(1,221)	2%	(1,222)	2%	(3,923)	2%	(3,347)	2%	0%	(17)%
	Other operating expense	(1,535)	2%	(1,634)	3%	(5,047)	2%	(4,801)	2%	6%	(5)%
		$(5,368)	8%	$(5,394)	9%	$(17,585)	8%	$(15,598)	8%	0%	(13)%

Total operating expense		$(57,111)	81%	$(51,601)	83%	$(177,101)	79%	$(159,087)	81%	(11)%	(11)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,787)	4%	$(1,391)	2%	$(7,388)	3%	$(4,261)	2%	(100)%	(73)%
	General and administrative expense	(607)	1%	(570)	1%	(1,850)	1%	(1,674)	1%	(6)%	(11)%
		$(3,394)	5%	$(1,961)	3%	$(9,238)	4%	$(5,935)	3%	(73)%	(56)%
Australia	Depreciation and amortization	$(1,187)	2%	$(1,117)	2%	$(3,572)	2%	$(3,284)	2%	(6)%	(9)%
	General and administrative expense	(385)	1%	(227)	0%	(974)	0%	(832)	0%	(70)%	(17)%
		$(1,572)	2%	$(1,344)	2%	$(4,546)	2%	$(4,116)	2%	(17)%	(10)%
New Zealand	Depreciation and amortization	$(378)	1%	$(443)	1%	$(1,239)	1%	$(1,322)	1%	15%	6%
	General and administrative expense	(14)	0%	(7)	0%	(2)	0%	(22)	0%	(100)%	91%
		$(392)	1%	$(450)	1%	$(1,241)	1%	$(1,344)	1%	13%	8%

Total depreciation, amortization, general and administrative expense		$(5,358)	8%	$(3,755)	6%	$(15,025)	7%	$(11,395)	6%	(43)%	(32)%
OPERATING INCOME – CINEMA
United States		$2,310	3%	$693	1%	$10,008	4%	$4,790	2%	233%	109%
Australia		4,678	7%	4,896	8%	16,642	7%	16,812	9%	(4)%	(1)%
New Zealand		1,214	2%	1,114	2%	4,333	2%	3,979	2%	9%	9%
Total Cinema operating income		$8,202	12%	$6,703	11%	$30,983	14%	$25,581	13%	22%	21%

 “nm – not meaningful”

3rd Quarter Results

Cinema Segment operating income

Cinema segment operating income increased by 22%, or $1.5 million, to $8.2 million for the quarter ended September 30, 2018 compared to September 30, 2017, primarily driven by increased operating income in the U.S. due to increased attendance, higher average ticket price (“ATP”), and higher spend per patron (“SPP”).

Revenue

Cinema revenue increased by 14%, or $8.6 million, to $70.7 million for the quarter ended September 30, 2018 compared to September 30, 2017, primarily attributable to the U.S. segments strong growth, including an increase in SPP in the U.S., and an increase in attendance in our Australia and New Zealand cinemas. Here are the changes in our cinema revenue by market:

•

U.S. cinema revenue increased by 24%, or $7.8 million, due to a 19% increase in attendance, a 9% increase in ATP, and a 1% increase in SPP. These changes are primarily due to the strong film product coupled with the returns realized from capital improvements at several of our theaters, and the introduction of our “Spotlight” dine-in concept.

•	Australia cinema revenue increased by 3%, or $0.8 million, primarily due to a 9% increase in attendance, offset by a 8% decrease in SPP, while ATP remained flat.
•

While the attendance of our New Zealand cinema operations have increased 6% versus the same period in 2017, our New Zealand revenue remained flat over the prior year quarter due to a decrease in other income.

Operating expense

Operating expense for the quarter ended September 30, 2018 increased by 11%,  or  $5.5 million to $57.1 million, primarily attributable to (i) higher film rent due to higher admissions revenue and a stronger film product, (ii) higher F&B costs due to higher F&B revenue and the introduction of enhanced food options, and (iii) higher occupancy costs due to the opening of Newmarket and increased rent in our other locations.  These increases have been offset by savings on digital projection leasing costs in the U.S. due to the company purchasing the projectors from the lessor at the start of the year, reducing our leasing charges.

Operating expense as a percentage of gross revenue has decreased by 2%, to 81%.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2018 increased by 43%, or $1.6 million, to $5.4 million mainly due to the depreciation related to the completion of our capital improvements placed into service, including the purchase of our digital leasing equipment previously leased.

Nine Month Results

Cinema Segment operating income

Cinema segment operating income increased by 21%, or $5.4 million, to $31.0 million for the nine months ended September 30, 2018 compared to September 30, 2017, which is primarily due to the strong growth in the U.S. operations. Operating income was adversely impacted by the declining value of the Australian and New Zealand Dollar compared to the U.S. Dollar.

Revenue

Cinema revenue increased by 14%, or $27.0 million, to $223.1 million for the nine months ended September 30, 2018 compared to September 30, 2017, primarily attributable to the U.S. cinema segments’ strong growth, an increase in attendance, ATP and SPP across all jurisdictions. Here are the changes in our cinema revenue by market:

•	U.S. cinema revenue increased by 20%, or $20.6 million, due to a 10% increase in ATP, a 3% increase in SPP and a 12% increase in attendance.
•	Australia cinema revenue increased by 6%, or $4.2 million, primarily due to a 6% increase in ATP, a 3% increase in SPP and a 2% increase in attendance.
•

New Zealand cinema revenue increased by 11%, or $2.2 million, as a result of the 14% increase in attendance, a 4% increase in SPP, and a 1% increase in ATP, predominantly due to the re-opening of Courtenay Central, offset by the business interruption proceeds recognized in 2017.

Operating expense

Operating expense for the nine months ended September 30, 2018 increased by 11%,  or  $18.0 million, to $177.1 million, primarily attributable to (i) higher film rent due to higher admissions revenue and a strong film product, (ii) higher F&B costs due to higher F&B revenue and enhanced food product, (iii) higher occupancy costs due to the opening of Newmarket cinema and the re-opening of Courtenay Central cinema and (iv) the favorable impact of foreign currency movements.  These increases have been offset by savings on digital projection leasing costs in the U.S. due to the company purchasing the projectors from the lessor at the start of the year, reducing our leasing charges.

Operating expense as a percentage of gross revenue has decreased by 2%, to 79%.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2018 increased by 32%, or $3.6 million, to $15.0 million, mainly due to the depreciation related to the completion of our capital improvements placed into service, including the purchase of our digital leasing equipment previously leased.

Real Estate

The following table details our real estate segment operating results for the quarter and nine months ended September 30, 2018 and 2017, respectively:

										% Change - Fav/
		Quarter Ended				Nine Months Ended				(Unfav)
(Dollars in thousands)		September 30, 2018	% of Revenue	September 30, 2017	% of Revenue	September 30, 2018	% of Revenue	September 30, 2017	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theater rental and ancillary income	$756	13%	$1,080	18%	$2,257	12%	$2,926	17%	(30)%	(23)%
	Property rental income	49	1%	99	2%	153	1%	297	2%	(51)%	(48)%
		805	14%	1,179	19%	2,410	13%	3,223	18%	(32)%	(25)%
Australia	Property rental income	3,847	67%	3,823	63%	12,305	68%	11,312	64%	1%	9%
New Zealand	Property rental income	1,119	19%	1,063	18%	3,489	19%	3,016	17%	5%	16%

Total revenue		$5,771	100%	$6,065	100%	$18,204	100%	$17,551	100%	(5)%	4%
OPERATING EXPENSE
United States	Live theater cost	$(325)	6%	$(270)	4%	$(951)	5%	$(834)	5%	(20)%	(14)%
	Property cost	(117)	2%	(314)	5%	(392)	2%	(493)	3%	63%	20%
	Occupancy expense	(167)	3%	(169)	3%	(526)	3%	(487)	3%	1%	(8)%
		(609)	11%	(753)	12%	(1,869)	10%	(1,814)	10%	19%	(3)%
Australia	Property cost	(796)	14%	(666)	11%	(2,300)	13%	(2,161)	12%	(20)%	(6)%
	Occupancy expense	(634)	11%	(677)	11%	(1,871)	10%	(1,733)	10%	6%	(8)%
		(1,430)	25%	(1,343)	22%	(4,171)	23%	(3,894)	22%	(6)%	(7)%
New Zealand	Property cost	(282)	5%	(635)	10%	(920)	5%	(1,111)	6%	56%	17%
	Occupancy expense	(153)	3%	(150)	2%	(449)	2%	(439)	3%	(2)%	(2)%
		(435)	8%	(785)	13%	(1,369)	8%	(1,550)	9%	45%	12%

Total operating expense		$(2,474)	43%	$(2,881)	48%	$(7,409)	41%	$(7,258)	41%	14%	(2)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(197)	3%	$(152)	3%	$(582)	3%	$(383)	2%	(30)%	(52)%
	General and administrative expense	(153)	3%	(219)	4%	(473)	3%	(676)	4%	30%	30%
		(350)	6%	(371)	6%	(1,055)	6%	(1,059)	6%	6%	-%
Australia	Depreciation and amortization	$(938)	16%	$(684)	11%	$(2,830)	16%	$(1,936)	11%	(37)%	(46)%
	General and administrative expense	(499)	9%	(322)	5%	(1,233)	7%	(995)	6%	(55)%	(24)%
		(1,437)	25%	(1,006)	17%	(4,063)	22%	(2,931)	17%	(43)%	(39)%
New Zealand	Depreciation and amortization	(250)	4%	(243)	4%	(781)	4%	(616)	4%	(3)%	(27)%
	General and administrative expense	—	0%	14	0%	—	0%	(3)	0%	100%	100%
		(250)	4%	(229)	4%	(781)	4%	(619)	4%	(9)%	(26)%
Total depreciation, amortization, general and administrative expense		$(2,037)	35%	$(1,606)	26%	$(5,899)	32%	$(4,609)	26%	(27)%	(28)%
OPERATING INCOME - REAL ESTATE
United States		$(154)	-3%	$55	1%	$(514)	(3)%	$350	2%	(380)%	(247)%
Australia		980	17%	1,474	24%	4,071	22%	4,487	26%	(34)%	(9)%
New Zealand		434	8%	49	1%	1,339	7%	847	5%	786%	58%
Total real estate operating income		$1,260	22%	$1,578	26%	$4,896	27%	$5,684	32%	(20)%	(14)%

3rd Quarter Results

Real Estate Segment income

Real estate segment operating income decreased by 20%, or $0.3 million, to $1.3 million for the quarter ended September 30, 2018 compared to September 30, 2017, primarily due to a decrease of segment operating income in Australia and lower Live Theatre segment income, offset by an increase in segment income in New Zealand.  Live Theatre segment income is primarily lower due to the STOMP settlement proceeds received ($468,000) during the quarter ended September 30, 2017, offset by new Audible license agreement.

Revenue

Real estate revenue for the quarter decreased by 5%, or $0.3 million, to $5.8 million primarily due to a decrease in revenues from our U.S. segment, due to the STOMP settlement proceeds received during the quarter ended September 30, 2017, offset by an increase in rental revenue in our expanded Newmarket ETC and Auburn ETC.

Operating expense

Operating expense for the quarter ended September 30, 2018 decreased by 14%, or $0.4 million, due to the following:

•	Decreases in New Zealand, relating to the return to normal operations at our Courtenay Central ETC, offset by
•	Increases in Australia as a result of the increased operations at Newmarket and Auburn.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2018 increased by 27%, or $0.4 million, to $2.0 million primarily driven by increased depreciation expense due to capital improvements at various worldwide locations.

Nine-Month Results

Real Estate Segment income

Real estate segment operating income decreased by 14%, or $0.8 million, to $4.9 million for the nine months ended September 30, 2018 compared to September 30, 2017, primarily attributable to our lower Live Theater revenue compared to prior year when we recorded the settlement payment related to the STOMP arbitration ($1.1 million in 2017), as well as the absence of the business interruption insurance proceeds, which were recorded in the second quarter of 2017 in New Zealand.

Revenue

Real estate revenue for the nine months ended September 30, 2018 increased by 4%, or $0.7 million, to $18.2 million, mainly driven by revenue from the Newmarket ETC and Auburn ETC, additional expansion tenancies, revenue at the Courtenay Central ETC, which was open for the entire year in 2018, offset by the unfavorable impact of foreign currency movements and the decrease in revenue due to the STOMP arbitration settlement recognized in 2017 in our live theater business.

Operating expense

Operating expense for the nine months ended September 30, 2018 increased by 2%, or $0.2 million, to $7.4 million, due to the following:

•	Increases in the U.S. related to live theater costs.
•	Increases in Australia as a result of the increased operations at Newmarket ETC and Auburn ETC, offset by
•	Decreases in New Zealand, relating to the return to normal operations at our Courtenay Central ETC.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2018 increased by 28%, or $1.3 million, to $5.9 million primarily driven by increased depreciation expense due to capital improvements at the Newmarket ETC and Auburn ETC locations.

LIQUIDITY AND CAPITAL RESOURCES

Our cinema exhibition business plan is to continue to identify, develop and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  In addition, we are refurbishing our cinema properties where feasible and appropriate, by adding (i) premium projection and sound presentation, (ii) recliner seating, and (iii) enhanced food and beverage options.    Our real estate business plan is to re-develop our existing property assets, where appropriate, to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, to dispose of such assets.  In addition, we review opportunities to monetize our assets where such action could lead to a financially acceptable outcome.  With the exception of our Cinemas 1,2,3 property, we do not have any plans to sell or convert any of our cinema operating properties, but instead intend, to the extent feasible and appropriate, to continue to upgrade our cinema operations. We also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two cinema or real estate segments.

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due. In today’s environment, our financial obligations arise mainly from capital expenditure needs,  working capital requirements and debt servicing requirements. We manage the liquidity risk by ensuring our ability to generate sufficient cash flows from operating activities and to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash.

The changes in cash and cash equivalents are discussed as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017	% Change
Net cash provided by operating activities	$19,072	$8,755	118%
Net cash (used in) investing activities	(51,674)	(13,196)	292%
Net cash provided by / (used in) financing activities	35,568	(5,368)	763%
Effect of exchange rate changes on cash and cash equivalents	(920)	(312)	(195)%
Increase (decrease) in cash and cash equivalents	$2,046	$(10,121)	120%

Operating activities

Cash provided by operating activities for the first nine months of 2018 increased by $10.3 million, to $19.1 million primarily driven by $7.4 million higher cash inflows from operating activities as well as a $3.0 million decrease in net operating assets.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2018 increased by $38.5 million compared to the same period of 2017, to net cash used of $51.7 million, primarily due to our ongoing real estate development and cinema refurbishment activities.

Financing Activities

The $35.6 million net cash provided by financing activities during the nine months ended September 30, 2018 was primarily related to $65.2 million of new borrowings (offset by $29.6 million of repayments).

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At September 30, 2018, our consolidated cash and cash equivalents totaled $15.7 million. Of this amount, $2.9 million and $4.3 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings locally, but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional state income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual properties primarily from internally generated cash flows and lines of credit.  As noted in the succeeding table, we have $57.5 million unused/unrestricted capacity of credit facilities at September 30, 2018. In addition, we have $31.7 million and $11.9 million (NZ$18.0 million) unused capacity for Union Square development uses and construction funding for New Zealand, respectively.  The Minetta and Orpheum Theatres Loan were previously due on November 1, 2018. On October 10, 2018, we closed on a loan renewal with our lender to extend the due date to November 1, 2023, thus, this borrowing is now on a long-term basis. We have commenced negotiations with our lenders in Australia, New Zealand and the US regarding the renewal and/or replacement of corporate debt facilities that mature during 2019. There can be no assurance that we will be able to renew, extend or replace any of these loans on a timely basis or upon favorable terms.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the nine months ended September 30, 2018 and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	9/30/2018	2017	2016	2015	2014
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$15,714	$13,668	$19,017	$19,702	$50,248
Unused borrowing facility	101,086	137,231	117,599	70,134	45,700
Restricted for capital projects(1)	43,591	62,280	62,024	10,263	—
Unrestricted capacity	57,495	74,951	55,575	59,871	45,700
Total resources at period end	116,800	150,899	136,616	89,836	95,948
Total unrestricted resources at period end	73,209	88,619	74,592	79,573	95,948
Debt-to-Equity Ratio
Total contractual facility	$268,176	$271,732	$266,134	$207,075	$201,318
Total debt (gross of deferred financing costs)	167,090	134,501	148,535	130,941	164,036
Current	3,175	8,109	567	15,000	38,104
Non-current	163,915	126,392	147,968	115,941	125,932
Total book equity	179,863	181,618	146,890	138,951	133,716
Debt-to-equity ratio	0.93	0.74	1.01	0.94	1.23
Changes in Working Capital
Working capital (deficit)	$(24,626)	$(46,971)	$6,655	$(35,581)	$(15,119)
Current ratio	0.55	0.42	1.10	0.51	0.84
Capital Expenditures (including acquisitions)	$50,118	$76,708	$49,166	$53,119	$14,914

(1)

This relates to the construction facilities specifically negotiated for: (i) Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2018:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Debt(1)	$778	$121,581	$305	$258	$270	$15,985	$139,177
Subordinated debt(1)	—	—	—	—	—	27,913	27,913
Pension liability	171	684	684	684	684	2,572	5,479
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Lease obligations	7,783	31,065	27,708	27,460	8,924	214,281	317,221
Estimated interest on debt (2)	2,197	8,392	2,587	2,511	2,511	9,733	27,931
Total	$16,829	$161,722	$31,284	$30,913	$12,389	$270,484	$523,621

(1)	Information is presented exclusive of deferred financing costs.
(2)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.
(3)	Represents the lease liability of the put right held by our landlord to put to us its ground lessee’s interest in the ground lease underlying our sublease of the Village East cinema.

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

o	our ability to renew, extend or renegotiate our loans that mature in 2018;
o	our ability to grow our Company and provide value to our stockholders;
o	our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;
o

expenses, management and Board distraction and other effects of the litigation efforts mounted by James Cotter, Jr. against the Company, including his efforts to cause a sale of voting control of the Company;

o	the relative values of the currency and associated risk used in the countries in which we operate;
o	changes in government regulation, including by way of example, the costs resulting from the implementation of the requirements of Sarbanes-Oxley;
o	our labor relations and costs of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave);
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

At September 30, 2018, approximately 37% and 14% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $7.2 million in cash and cash equivalents.  At December 31, 2017, approximately 40% and 15% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $4.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $12.3 million for the nine months ended September 30, 2018.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 78% and 65% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $12.7 million and $4.1 million, respectively, and the change in our quarterly net income would be $1.2 million and $0.1 million, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2018 and December 31, 2017, the balance of cumulative foreign currency translation adjustments was approximately $11.3 million gain and $23.6 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $183,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we implemented the provisions of ASU 2014-09, which impacted certain of our accounting processes and policies around revenue recognition. As a result, we added certain internal controls around the accumulation of information related to our customer loyalty arrangements. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the periods covered by this report.

The following table summarizes our repurchases under the March 2, 2017 stock repurchase program up until September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$15.99	41,899	$24,330,149
May 2017	98,816	$15.78	98,816	$22,771,316
June 2017	70,234	$16.39	70,234	$21,620,212
August 2017	160,489	$15.82	160,489	$19,081,288
September 2017	31,718	$15.77	31,718	$18,581,038
December 2017	6,567	$16.01	6,567	$18,475,900
February 2018	8,500	$16.98	8,500	$18,331,570
March 2018	10,138	$16.99	10,138	$18,159,364
April 2018	5,000	$16.12	5,000	$18,078,764
Total	433,361	$15.97	433,361	$18,078,764

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 15 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: November 6, 2018

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date: November 6, 2018

By: /s/ Devasis Ghose

Devasis Ghose

Chief Financial Officer