Form 10-K
period 2018-12-31
READING INTERNATIONAL INC
filed 2019-03-18
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018 or

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $383,954,817.    As of March 15, 2019, there were 21,240,044 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portion of the registrant’s definitive Proxy Statement for the 2019 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

-  2  -

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2018

-  3  -

-  4  -

-  5  -

-  6  -

-  7  -

-  8  -

-  9  -

Item 15 – Exhibits, Financial Statement Schedules	130
SIGNATURES	138

-  10  -

The information in this Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K" or “2018 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussions and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2018  Form 10-K.

PART I

Item 1 – Our Business

GENERAL

Reading International, Inc. (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading”, “we,” “us,” or “our”) was incorporated in 1999 incident to our reincorporation in the State of Nevada. Our class A non-voting common stock (“Class A Stock”) and class B voting common stock (“Class B Stock”) are listed for trading on the NASDAQ Capital Market (Nasdaq-CM) under the symbols RDI and RDIB, respectively. Our Corporate Headquarters is located in the Silicon Beach area of Los Angeles County, at 5995 Sepulveda Blvd, Suite 300, Culver City, California, United States 90230.

Our corporate website address is www.ReadingRDI.com.  We provide, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with or furnished it to the Securities and Exchange Commission (www.sec.gov).  The contents of our Company website are not incorporated into this report. Our corporate governance charters for our Audit and Conflicts Committee and Compensation and Stock Options Committee are available on our website.

BUSINESS DESCRIPTION

Synergistic Diversification and Branding

We are a diversified company focused on the development, ownership and operation of entertainment and real property assets in three jurisdictions: (i) United States (“U.S.”), (ii) Australia, and (iii) New Zealand.  We group our businesses in two (2) operating segments:

•	Theatrical Motion Picture Exhibition (“Cinema Exhibition”), through our 59 cinemas as of December 31, 2018, and,
•

Real Estate, including real estate development and the rental or licensing of retail, commercial and live theater assets comprising some 22,101,800 square feet of land and approximately 879,000 square feet of net rentable area.

-  11  -

Set forth below is a brief description of the various brands under which we organize our business operations:

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Cinema Exhibition / All Countries		United States, Australia, New Zealand

Our Reading Cinemas tradename is derived from our over 180 year history as the “Reading Railroad” featured on the Monopoly game board. Under this brand, we deliver beyond-the-home entertainment (principally mainstream movies and alternative content and attendant food and beverage) across our three operating jurisdictions. All our cinemas are equipped with the latest state-of-the-art digital equipment, and 19 Reading Cinemas feature at least one TITAN LUXE, TITAN XC or IMAX premium auditorium.

Reading Cinemas US Reading Cinemas AU Reading Cinemas NZ

United States

Since its opening in 1989, our New York City Angelika Film Center has and consistently continues to be one of the most popular and influential arthouse cinemas in the U.S., featuring principally independent and foreign films.    To date, we have expanded our Angelika Film Center Group to include 5 other Angelikas:  two in the Dallas area, two in the Washington DC area and one in San Diego, CA.   We are actively looking for more locations.

Angelika Film Center
United States

In 2017, our Consolidated Theatres celebrated 100 years of providing cinematic entertainment in the state of Hawaii.  We are the oldest and largest circuit in Hawaii with 9 cinemas on the islands of Oahu and Maui, including our new state-of-the-art 8-screen concept cinema: Olino by Consolidated Theatres in West Oahu.

Consolidated Theatres

-  12  -

Business Segment / Unit	Our Commercial Brands	Country	Description	Description
		United States	Our City Cinemas circuit, which consists of five cinemas in the Manhattan area of New York City features an eclectic mix of programming, from mainstream blockbusters to independent films.	City Cinemas
Real Estate / Leasing		United States

Our 44 Union Square property – the historic Tammany Hall, located overlooking Union Square in New York City -- is currently in the final stages of a complete re-development.  We are currently in exclusive lease negotiations for long term leases with respect to approximately 90% of the net rentable area of the building and, while no assurances can be given, it is currently anticipated that our base building will be ready for tenant improvement work before the end of the second quarter of this year.

44 Union Square
Australia

Located on 203,287 square feet of land in suburban Brisbane, the center is currently comprised of approximately 146,905 square feet of net rentable area and is 98% leased.  At the end of 2017, we completed a major expansion that added a new 8-screen Reading Cinemas with TITAN LUXE, an additional 10,150 square feet (943m2) of restaurant tenant space and 124 parking spaces.

Newmarket Village
Australia

Anchored by a 10-screen Reading Cinemas, Auburn/Redyard is an outdoor retail center located in a suburb of Sydney. The center is currently comprised of approximately 519,992 square feet of land and 75,492 square feet of net rentable area, serviced by a 727 space subterranean parking garage, and is 83% leased.  In 2018, we added to the center approximately 20,870 square foot of land currently improved with a 16,830 square foot office building, rented to Telstra through July 2022, and over the past two years have added an additional 15,000 rentable square feet of fully leased restaurant and retail space.

Auburn/Redyard
Australia

Anchored by a six-screen Reading Cinemas, Cannon Park is located in Townsville, Australia, and is currently comprised of 245,266 square feet of land and 104,744 square feet of net rentable area, which is currently 85% leased.   We are working on plans to add approximately 13,100 square feet of net rentable area to the center.

Cannon Park Townsville
Australia

Anchored by a 10-screen Reading Cinema and four F&B or retail tenancies, the Belmont Common is located in Perth, Australia, and is currently comprised of 103,204 square feet of land and 59,395 square feet of net rentable area, which is currently 96% leased.

The Belmont Common

-  13  -

.
New Zealand

Located in the heart of Wellington – New Zealand’s capital city – this center is comprised of 161,071 square feet of land situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), across the street from the site of Wellington’s newly announced convention center (estimated to open its doors in 2022) and at a major public transit hub.   Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues have caused us to close portions of the existing cinema and retail structure while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component.

Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment sections of  Wellington.

Courtenay Central
Real Estate / Live Theatre	United States

We continue to operate three (3) off-Broadway live theatres, one (1) in Chicago and two (2) in Manhattan, New York, under the Liberty Theatres tradename.  In 2018, we entered into a license with Audible, a subsidiary of Amazon, pursuant to which our Minetta Lane Theatre serves as Audible’s live theatre home in New York City.

Liberty Theatres

We synergistically bring together cinema based entertainment and real estate and believe that these two business segments complement one another, as our cinemas have historically provided the steady cash flows that allow us to be opportunistic in acquiring and holding real estate assets (including non-income producing land) and support our real estate development activities.  Our real estate allows us to develop an asset base that we believe will stand the test of time and one that is capable of providing financial  leverage. More specifically, the combination of these two segments provides a variety of business advantages including the following:

•

Cinema Anchor Tenancy.  Cinemas can be used as anchors for larger retail developments (referred to as entertainment-themed centers, or “ETCs”), and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate with third party anchor tenants.  We have used cinemas to create our own anchors at our five (5) ETCs.

•

Reduced Pressure to Deliver Cinema Business Growth.  Pure cinema operators can encounter financial difficulty as demands upon them to produce cinema-based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites, overpaying for existing cinemas or entering into high-rent leases. While we believe that there will continue to be attractive opportunities to acquire cinema assets and/or to develop upper-end specialty type theaters in the future, we do not feel pressure to build or acquire cinemas for the sake of adding units or building gross cinema revenues. This strategy has, over the years, allowed us to acquire cinemas at multiples of trailing theater cash flow below those paid by third parties in recent acquisitions.  We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us or that such funds are not needed for reinvestment to maintain our cinemas in a competitive position.  In 2018, we invested approximately $24.0 million in the upgrading and repositioning of our historic cinema assets or adding new cinemas, and approximately $30.7 million in the acquisition or development of our non-cinema real estate assets.

•

Flexibility in Property Use.  We are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets if an attractive opportunity presents itself. Our Union Square property, which is in the final stages of redevelopment was initially acquired as an entertainment property.

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

Business Mix and Impact of Foreign Currency Fluctuations

We have worked to maintain a balance both between our cinema and real estate assets and between our U.S. and our Australian and New Zealand assets. In 2018, we invested approximately $40.6 million in our U.S. assets: $23.4 million for the development of our real estate assets (principally construction of our Union Square property) and $17.2 million for the improvements of our cinema assets (principally upgrading our offerings at our existing cinemas).  We invested approximately $12.3 million in our Australian assets:  $6.4 million for the development of our real estate assets (principally at our Auburn (Sydney) shopping centers), and $6.0 million for the development of our cinema assets (principally renovations of our cinemas at Auburn, Elizabeth, and Charlestown and the upgrade of certain other cinemas).  We invested approximately $1.8 million in our New Zealand assets:  $1.0 million for the development of

-  14  -

real estate assets (principally towards the redevelopment of our Courtenay Central assets), and approximately $817,000 for the development of cinema assets (principally upgrades).

As shown in the chart set forth the International Business Risks section below, exchange rates for the currencies of these jurisdictions have varied, sometimes materially.  These ratios naturally have an impact on our revenues and asset values, which are reported in USD.  Notwithstanding these fluctuations, we continue to believe that, over the long term, operating in Australia and New Zealand is a prudent diversification of risk.  Australia has been identified by the United Nations as among the Top 10 countries in the World in terms of natural resources per person. Deutsche Bank has twice named Wellington the best place in the world to live. In 2013, the Organization for Economic Co-operation and Development rated Australia as the best place to live and work in the world. In our view, the economies of Australian and New Zealand are stable economies and their lifestyles support our entertainment/lifestyle focus.

At December 31, 2018, the book value of our assets was $439.0 million, and, as of that same date, we had a consolidated stockholders’ book equity of $180.5 million. Calculated based on book value, $138.9 million, or 32% of our assets, relate to our cinema exhibition activities and $263.8 million, or 60%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Note 1 – Description of Business and Segment Reporting to our 2018 consolidated financial statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2018, we had approximately 50% of our assets in the United States, 36% in Australia and 14% in New Zealand compared to 45%,  40%, and 15% respectively, at the end of 2017.  This increase in U.S. assets is principally due to our investments in the redevelopment of Union Square and the upgrades to our domestic cinema assets, as well as the continued strengthening of the U.S. dollar compared to the Australian and the New Zealand dollar.

At December 31, 2018, we had cash and cash equivalents of $13.1 million, which are treated as a corporate assets. Our cash included $7.6 million denominated in U.S. dollars, $3.5 million (AU $4.9 million) in Australian dollars, and $2.0 million (NZ$3.0 million) in New Zealand dollars. We had total worldwide non-current assets of $408.7 million, distributed as follows:  $203.8 million in the United States, $147.4 million (AU$209.2 million) in Australia and $57.5 million (NZ$85.7 million) in New Zealand.  We had $55.6 unused capacity of available and unrestricted corporate credit facilities at December 31, 2018.

For 2018, our gross revenues in the United States, Australia, and New Zealand were $165.8 million, $111.7 million, and $31.9 million, respectively, compared to $143.8 million, $106.5 million, and $29.7 million for 2017.  All three countries posted revenue increases in 2018 as a result of higher cinema attendance in all three of our circuits.

-  15  -

CINEMA EXHIBITION

Overall

We are dedicated to creating engaging cinema experiences for our guests through hospitality-styled comfort and service, cinematic presentation, uniquely designed venues, curated film and event programming, and crafted food and beverage options. As discussed previously, we manage our worldwide cinema exhibition business under various brands.

Shown in the following table are the number of locations and theatre screens in our theatre circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying asset as of December 31, 2018:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York(3)	6	23	5	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	27	245	26	1
Australia	New South Wales	6	44	4	2	Reading Cinemas
	Victoria	6	43	6		Reading Cinemas
	Queensland	5	48	2	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Australia Total	21	166	15	6
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	6	5
GRAND TOTAL		59	478	47	12

(1)	The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
(2)

The Company is a 50% joint venture partner in two (2) New Zealand Rialto cinemas.  We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)	Our New York statistics include one (1) managed cinema.

In January of 2019, we acquired our first cinema in Tasmania, a well-established 4 screen cinema (with liquor license) in Devonport, bringing our current cinema count up to 60.  In addition, as of today, we have entered into four lease agreements, providing for the development of an additional 25 state-of-the-art screens.  While no assurances can be given, the completion of these four new complexes is anticipated to increase our cinema count to 64 before the end of 2021.

We continue to focus on upgrading our existing cinemas and developing new cinema opportunities to provide our customers with premium offerings, including luxury seating, state-of-the-art presentation including sound, lounges, cafés and bar service, and other amenities.  Since 2017 and continuing through 2018, we increased the number of auditoriums featuring recliner seating from 58 to 136. In addition, we added large format TITAN XC or LUXE screen offerings to 18 of our cinemas. Our circuit has been completely converted to digital projection and sound systems. In 2018, we upgraded two of our auditoriums to feature Dolby ATMOS sound which we consider to be the best in the industry at this time.

Attendance and gross box office was significantly higher for the exhibition industry in the U.S., Australia and New Zealand for 2018, compared to 2017. We believe that the cinema exhibition business will continue to generate increasing cash flows in the years ahead, even in recessionary or inflationary environments, because people will continue to spend a reasonable portion of their entertainment dollars on entertainment outside of the home.  When compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option.  We believe that the advent of an array of streaming and mobile video services is a threat to traditional in-home forms of entertainment (such as traditional cable and satellite providers), the creation of new sources of program production will ultimately be beneficial to our industry, as cinema exhibition becomes an increasingly important point of differentiation for the marketing of such product.

Recognizing that the cinema exhibition business is considered a mature business, we continue to see growth opportunities in our cinema exhibition business principally from (i) the enhancement of our existing cinemas, (ii) the development in select markets of art and specialty cinemas, (iii) the development of new state-of-the-art cinemas on land that we already own or may in the future acquire, and (iv) the development of new mainstream cinemas in selected markets. While we continue to consider possible opportunities in

-  16  -

third party developments, we prefer, where possible, to put our capital to work in properties that we own rather than take on potentially burdensome lease obligations with their built-in rent increases and pass-throughs and their dependence on third party shopping center operators.

We continue to expand and upgrade our circuits on an opportunistic basis. Our philosophy is not one of growth at any cost and our goal is not to have more screens than anyone else. Rather, our goal is to have high quality, consistently grossing cinemas, and to grow on a steady and sustainable basis. During 2018, we continued working on the refurbishment of several of our cinema locations including Manville and Mililani in the U.S., and Charlestown, Elizabeth, and Auburn in the Australia and New Zealand circuits.  At the end of 2017, we opened a new cinema at our Newmarket Village Shopping Center in Brisbane, Australia, and re-opened our Cal Oaks cinema, located in Murrieta, California which now features our new “Spotlight” level of service in 6 out of the 17 auditoriums.  “Spotlight” puts focus directly on our customers by providing an in-auditorium, waitered, enhanced F&B experience for their enjoyment.  We also upgraded 54 of our screens to luxury seating and extended our enhanced food offerings to 25 of our cinemas in 2017.  In 2016, we opened an eight-screen, state-of-the-art cinema, branded Olino by Consolidated Theatres, our ninth theatre and first to break ground since 2001 in the state of Hawaii.  In 2015, we opened a new state-of-the-art cinema (eight screens) in Auckland, New Zealand, completed the renovation and rebranding as an “Angelika” luxury art cinema of our conventional cinema at the Carmel Mountain Plaza in San Diego, California, completely renovated our fourteen-screen Harbourtown cinema in Queensland, Australia, and added the first IMAX screen to our circuit.

Since 2015, we have consistently executed our strategic priority of upgrading the food and beverage menu at a number of our U.S. cinemas. We are focused on the renovation and upgrading of our existing U.S. cinemas, along the lines of our Carmel Mountain cinema.  Working with Bruce Seidel (veteran Food Network executive) of Hot Lemon Productions and chef Santos Loo, we are continuing to upgrade our food and beverage offerings.  During 2017, we created our “Spotlight” service concept, which  we  implemented at our Cal Oaks cinema during 2018.  At year-end 2018, we  currently have beer and wine, and in some cases liquor, licenses for 14 of our venues in the U.S. and are in the application process for an additional 5 venues.  As a result we are currently offering alcoholic beverages at 12 of our U.S. cinemas and two of our live theatres.  In our international cinema operations, we offer alcoholic beverages for 11 of our cinemas in Australia and five of our cinemas in New Zealand (which includes the joint ventures).

Operating Information

At December 31, 2018, our principal tangible assets included:

•	interests in 59 cinemas comprising some 478 screens;
•	fee interests in three live theaters (the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);
•	fee interest in one cinema (the Cinemas 1,2,3), in New York City;
•	fee interests in two cinemas in Australia (Bundaberg and Maitland) and four cinemas in New Zealand (Dunedin, Invercargill, Napier and Rotorua);
•	fee interest in our Union Square property, previously used by us as a live theater venue and for rental to third parties and now in the final stages of redevelopment for retail and office uses;
•	our ETCs in Sydney (Redyard Center), Brisbane (Newmarket Village Center), Townsville (Cannon Park), Perth (Belmont) and Wellington (Courtenay Central), each of which includes a Reading Cinema;
•	fee interest in 70.4 acres of developable land located between Auckland and the airport, zoned for light industrial and heavy industrial purposes;
•	a 50% interest in a special purpose entity holding the fee interest in 202 acres of developable land located in Coachella, California zoned for residential and mixed use purposes;
•

fee interest in 2 office buildings, our corporate office in Culver City, Los Angeles as well as an office in Melbourne, Australia. Both buildings are mixed use assets, housing our corporate staff with any surplus space rented, or available to rent to third parties;

•

in addition to the fee interests described immediately above, fee ownership of approximately 20.7million square feet of developed and undeveloped real estate in the United States, Australia and New Zealand; and

•	cash and cash equivalents, aggregating $13.1 million.

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

Our cinemas generated approximately 64% of their 2018 revenue from box office receipts.  Ticket prices vary by location, and in selected locations we offer reduced rates for senior citizens, children and, in certain markets, military and students.

-  17  -

Show times and features are placed in advertisements on our various websites, on internet sites and, in some markets, in local newspapers. We are increasing our presence in social media, thereby, reducing our dependency on print advertising.  Film distributors may also advertise certain feature films in various print, radio and television media, as well as on the internet, and distributors generally pay those costs.

F&B sales accounted for approximately 29% of our total 2018 cinema revenue. Although certain cinemas have licenses for the sale and on-premises consumption of alcoholic beverages, historically F&B products have been primarily popcorn, candy, and soda. This is changing, as more of our theaters are offering expanded food and beverage offerings.  One of our strategic focuses is to upgrade our existing cinemas with expanded F&B offerings.

Screen advertising and other revenue contribute approximately 7% of our total 2018 cinema revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies’ contract with us for the right to show such advertising on our screens.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage our cinemas with executives located in Los Angeles and Manhattan in the U.S.; Melbourne, Australia; and Wellington, New Zealand.  Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we assist in the booking of these two cinemas, our joint venture partner, Event Cinemas, manages their day-to-day operations.  In addition, we have a passive one-third interest in a 16-screen Brisbane cinema managed by Event Cinemas.

Licensing and Pricing

Film product is available from a variety of sources, ranging from the major film distributors, such as Paramount Pictures, Twentieth Century Fox, Warner Bros, Buena Vista Pictures (Disney), Sony Pictures Releasing, Universal Pictures and Lionsgate, to a variety of smaller independent film distributors.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors. Worldwide, the major film distributors dominate the market for mainstream conventional films.  In the U.S., art and specialty film is distributed through the art and specialty divisions of these major distributors, such as Fox Searchlight and Sony Pictures Classics, and through independent distributors such as A24. Film payment terms are generally based upon an agreed-upon percentage of box office receipts that will vary from film-to-film.

Competition

Film is allocated by the applicable distributor among competitive cinemas.  Accordingly, from time-to-time, we may be unable to license every film that we desire to play. In the Australian and New Zealand markets, we generally have access to all film product in the market.

Competition for films may be intense, depending upon the number of cinemas in a particular competitive market. Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Cineworld (the new owners of Regal), AMC (including the newly acquired Carmike), Cinemark, and Galaxy Cinemas, who control 64% of the North American market, these mega-exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Also, the majors have a significant number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets.  Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top-grossing films, rather than deal with independents such as ourselves. The situation is different in Australia and New Zealand, where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.  However, on the reverse side, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films.

The availability of state-of-the-art technology and/or luxury seating can also be a factor in the preference of one cinema over another. In recent periods, a number of cinemas have opened or re-opened featuring luxury seating and/or expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat.  We have, for a number of years, offered alcoholic beverages in certain of our Australia and New Zealand cinemas and at certain of our Angelika Film Centers in the U.S.  We are currently working to upgrade the seating and food and beverage offerings (including the offering of alcoholic beverages) at a number of our existing cinemas. We now offer alcoholic beverages at 28 of our worldwide cinemas.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are AMC (with 11,247 screens in 1,027 cinemas, which includes the information of newly acquired Carmike), Regal (with 7,315 screens in 561 cinemas), recently acquired by Cineworld

-  18  -

Group, the U.K.’s largest cinema operator, and Cinemark (with 4,561 screens in 339 cinemas).  As of December 31, 2018, we were the 11th largest exhibitor with 1% of the box office in the United States with 245 screens in 27 cinemas under management.

The principal exhibitors in Australia are Greater Union, which does business under the Event Cinemas name (a subsidiary of Amalgamated Holdings Limited) (“Event”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 78% of the total cinema box office: Event 43%, Hoyts 22%, and Village 13%.  Event has 566 screens nationally, Hoyts 354  screens, and Village 210 screens.  By comparison, our 149 screens (excluding any partnership theaters) represent approximately 7% of the total box office.

The principal exhibitors in New Zealand are Event Cinemas with 116 screens nationally and Hoyts with 70 screens.  Reading has 54 screens (excluding its interest in unconsolidated joint ventures).  The major exhibitors in New Zealand control approximately 52% of the total box office: Event 31% and Hoyts 21%.  Reading has 16% of the market (Event and Reading market share figures exclude any partnership theaters) and we were the third largest exhibitor in New Zealand.

In Australia and New Zealand, the industry is somewhat vertically integrated in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand for Warner Brothers.

Many of our competitors have substantial financial resources which could allow them to operate in a more competitive manner than us.

In-Home, Streaming and Mobile Device Competition

The “in-home,” streaming and mobile device entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home and mobile device entertainment systems and in the accessibility to, and quality of, entertainment programming through cable, satellite, internet distribution channels, and Blu-ray/DVD. The success of these alternative distribution channels and the entrance of new sources of product (like Netflix and Amazon) who are producing product competitive with films produced for theatrical release puts additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates.  With the acquisition of Fox, Disney is now poised to enter this market.

To a certain extent, it appears that consumers are willing to choose convenience over presentation quality.  We are responding to this challenge generally by increasing the comfort and service levels available at our cinemas, by offering convenient on-line ticket reservations services with guaranteed seating, by investing in larger screens and enhanced audio, by offering more specialized and alternative product to our audiences and by providing value for the movie goer’s dollar. We are focusing on the fact that going to the movies is a social experience, and we are working to make that experience the best that it can be.  Also, that we must differentiate ourselves from other forms of video entertainment by emphasizing the special nature of seeing video presentations in a cinema environment and by developing ways to position ourselves to take advantage in the increased output of film and feature product.  These are issues common to both our U.S. and international cinema operations.

Competitive issues are discussed in detail under the caption, Item 1A – Risk Factors.

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

•	the acquisition of fee interests in land for general real estate development;
•	the licensing to production companies of our live theaters; and

-  19  -

•	the redevelopment of our existing fee-owned cinema or live theater sites to their highest and best use.

Over 2016 and 2017, we added 25,635 square feet of newly constructed net rentable space to our existing ETCs (calculated exclusive of cinema space), of which 24,924 square feet has been rented.

In light of the geographic reach of our business, and the highly localized nature of the real estate business, we have historically made use of third party contractors to provide on-site management of our real estate development and management activities. We have begun, however, in recent periods to selectively build our internal resources in this regard, concentrating on Australia and New Zealand where we have increased our overall real estate team from 3 to 7 full time employees over the last 3 years.

In 2016, we began the construction phase of the redevelopment of our Union Square property into approximately 73,322 square feet of net leasable area (inclusive of anticipated BOMA adjustments), comprised of retail and office space. While no assurances can be given, we currently anticipate that the building will be ready for the commencement of the construction of tenant improvements during the second quarter of 2019.  We are currently negotiating, on an exclusive basis, leases representing approximately 90% of the net leasable area of the building.  A short video on this project can be seen at www.44unionsquare.com.

Regarding our Cinemas 1,2,3 property in Manhattan, we have received the consent of the 25% minority member of the ownership entity for the redevelopment of the property. We are evaluating the potential to redevelop the property as a mixed use property.  While we are still talking with the owner of the adjacent property about a possible joint venture development, we have not been able to come to an agreement as to the terms of that joint venture. Accordingly, we have shifted our strategic plan with respect to that property and have commenced the master-planning for a go-it-alone development.  The Cinemas 1,2,3, is a cash flowing contributor to our domestic cinema operations. On August 31, 2016, we secured a new three-year mortgage loan ($20.0 million) with Valley National Bank, with a one year option to extend through August 31, 2020, the proceeds of which were used to repay the then existing mortgage on the property, and to repay certain inter-company indebtedness, and for working capital purposes.

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

Overseas, on December 23, 2015, we acquired two adjoining properties in Townsville, Queensland, Australia for a total of $24.1 million (AU$33.4 million) comprising approximately 5.6 acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 133,000 square feet.  Our multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center.  This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets. We operate these two (2) properties as a single ETC.  This acquisition was funded internally.   For additional information, see Note 4 – Real Estate Transactions.

We continue to work on the expansion and upgrading of our Auburn/Redyard in Sydney, Australia and Newmarket Village in Brisbane, Australia and to master-plan the expansion and enhancement of our Cannon Park ETC in Townsville, Australia through the expansion or improvement of our Reading Cinemas at each of these centres and additional food and beverage focused space.

At Auburn/RedYard, since the beginning of 2016, we have constructed and entered into leases representing approximately 15,000 square feet of additional retail space, which increased the square footage of that center from approximately 117,000 to approximately 132,000 square feet.  Of this 15,000 square feet, 9,600 square feet was completed in 2016, and the remaining 5,900 square feet was completed in Q4 2017.  In 2018, we acquired a 20,870 square foot in-fill property, currently improved with a 16,830 square foot office building, leased to Telstra through July 2022. This increased our frontage on Parramatta Road to 1,620 of uninterrupted square feet.    The center is now comprised of 519,992 square feet of land, 75,492 square feet of retail improvements, surface parking for 367 vehicles and subterranean parking for 727 vehicles and is 83% leased.    The center also has approximately 10,586 square foot of additional land available for development.  This expansion was funded internally.

At Newmarket Village, we added a state-of-the art eight-screen Reading Cinema, 10,150 square feet of additional retail space and 124 additional parking spaces.   On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant Coles supermarket.  This property is currently improved with an office building, which is now fully leased.  These leases have early development provisions allowing us to terminate these arrangements in connection with a redevelopment of the property.  We intend to ultimately demolish this office building and to integrate this parcel into Newmarket Village.  This will increase our Newmarket

-  20  -

Village footprint from approximately 204,000 square feet to approximately 227,000 square feet.  Our Newmarket Village project was funded internally and is currently approximately 98% leased.

Located in the heart of Wellington – New Zealand’s capital city – this center is comprised of 161,071 square feet of land situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), across the street from the site of Wellington’s newly announced convention center (estimated to open its doors in 2022) and at a major public transit hub.   Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues have caused us to close portions of the existing cinema and retail structure while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component.

Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment sections of  Wellington.

In addition to certain historic railroad properties (such as our 6.8 acre Viaduct Property in downtown Philadelphia and certain adjacent commercial properties) and certain expansion space associated with our existing ETCs, we have two unimproved properties that we acquired for, and are currently being held for, development:  (i) our 50% interest in a 202-acre parcel in Coachella, California (near the grounds where the Coachella Music Festival is held), currently zoned for residential and mixed-use uses, and (ii) our 70.4–acre parcel in Manukau, a suburb of Auckland, New Zealand (located adjacent to the Auckland Airport) currently zoned for a mixture of light and heavy industrial uses.

Our Coachella property was acquired as a long term land hold in a foreclosure auction by the Resolution Trust Corporation as the liquidator of the lender with the first mortgage on the property.   The zoning has been established and the property freed of a burdensome development agreement.   We are monitoring developments in the area, and believe that this property is likely a candidate for sale.   Development activity in the vicinity appears to be strengthening.

In 2016, the Auckland City Council revised the zoning of the agricultural portion of our property in Manukau (approximately 64.0 acres) to light industrial uses.  The remaining 6.4 acres of our Manukau property were already zoned for heavy industrial use.  Light industrial uses include certain manufacturing, production, logistic, transportation, warehouse and wholesale distribution activities and, on an ancillary basis, certain office, retail and educational uses. Now that our zoning enhancement goal has been achieved, we are working with other major landowners in the area on the development of a master plan for the construction of needed infrastructure works, while we continue to develop our long range plans for the property.

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

EMPLOYEES

As of December 31, 2018, we had 104 full-time executive and administrative employees, 113 live theatre employees, 8 Real Estate employees and 2,719 cinema employees. A small number of our cinema employees in New Zealand are union members, as are our projectionists in Hawaii. None of our Australian-based employees or other employees are subject to union contracts. Overall, we are of the view that the existence of these collective-bargaining agreements does not materially increase our costs of labor or our ability to compete.

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

-  21  -

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

•	the cost and impact of improvements to our cinemas, such as improved seating, enhanced food and beverage offerings and other improvements;
•	disruption from theater improvements; and
•	the extent to, and the efficiency with, which we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
•	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
•	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
•	the risks and uncertainties associated with real estate development;
•	the availability and cost of labor and materials;
•	the ability to obtain all permits to construct improvements;
•	the ability to finance improvements;
•	the disruptions from construction;
•	the possibility of construction delays, work stoppage and material shortage;
•	competition for development sites and tenants;
•	environmental remediation issues;
•	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;
•	the ability to negotiate and execute joint venture opportunities and relationships; and
•	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes and related seismic conditions.
•

with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•	our ability to renew, extend or renegotiate our loans that mature in 2019;
•	our ability to grow our Company and provide value to our stockholders;
•	our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;
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

•	our exposure to cyber-security risks, including misappropriation of customer information or other breaches of information security;
•	changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and
•	changes in applicable accounting policies and practices.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and it is subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply,

-  22  -

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

-  23  -

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

Cinema Exhibition and Live Theater Business Risk Factors

We operate in a highly competitive environment with many competitors who are significantly larger and may have significantly better access to funds than we do.  We are a comparatively small cinema operator and face competition from much larger cinema exhibitors.  These larger exhibitors are able to offer distributors more screens in more markets – including markets where they may be the exclusive exhibitor – than can we.  Faced with such competition, we may not be able to get access to all of the films we want, which may adversely affect our revenue and profitability.  While we are concerned about the use of larger competitors of national and international booking power to limit our access to film, there is little we can do to mitigate this risk as antitrust litigation is very expensive and typically long lived.  While several private lawsuits are currently pending challenging the practice of certain competitors to prevent or limit their access to film product, these are private lawsuits.  We have no control over the prosecution of such lawsuits or the terms on which they may be privately resolved or settled.  While several distributors have announced that they will generally provide access of film to all who desire it, this practice is not universal.  Also, for major films, the terms of exhibition as a practical matter limited the competitors who could exhibit the film.   This competitive disadvantage has been, in our view, exacerbated in recent periods with the further concentration of the cinema exhibition industry, for example, Cineworld Group Plc’s  acquisition of Regal Entertainment Group and  Dalian Wanda’s acquisition of AMC Entertainment, which has now acquired Carmike Cinemas, Odeon & UCI Cinemas Group and Nordic Cinema Group.

These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, (iii) better visibility to landlords and real estate developers, and (iv) better economies of scale than us.

In the case of our live theaters, we compete for shows not only with other “for profit” Off-Broadway theaters, but also with “not-for-profit” operators and, increasingly, with Broadway theaters.  We believe our live theaters are generally competitive with other Off-Broadway venues.  However, due to the increased cost of staging live theater productions, we are seeing an increasing tendency for plays that would historically have been staged in an Off-Broadway theater moving directly to larger Broadway venues.  In 2016, we closed our principal live theater in New York, the Union Square incident to our redevelopment of that property.

We face competition from other sources of entertainment and other entertainment delivery systems.  Both our cinema and live theater operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, internet streaming video services, Video on Demand, Blu-ray/DVD, the internet, video games and other sources of entertainment. The quality of “in-home” and mobile entertainment systems, as well as programming available on an in-home and mobile basis, has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an “in-home” or mobile entertainment experience to the more public and presentation oriented experience offered by our cinemas and live theaters. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” or mobile forms of distribution. The competitive pressure from streaming video may increase as a result of the acquisition of Fox by Disney.

In order to compete with these in-home and mobile forms of distribution, it is likely that we will make material capital improvements to our cinemas to increase the amenities and quality of presentation delivered.  It may also be necessary to reduce admission prices.

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

-  24  -

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

Distribution of film is in the discretion of the film distribution companies.  Accordingly, we are at risk that the distributors may not give us all of the film we request.

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

-  25  -

compete with these new cinemas,  the Company has begun to materially increase its capital expenditures to add such features to many of our cinemas and to take on additional and more highly trained (and, consequently, compensated) staff.  Also, the conversion to luxury seating typically requires a material reduction in the number of seats that an auditorium can accommodate which may translate into fewer movie tickets being sold.

Our failure to obtain and maintain liquor licenses at any of our cinemas could adversely affect our business, results of operations or financial condition. Each of our cinemas offering beer and wine, and in some cases liquor, is subject to licensing and regulation by the alcoholic beverage control agency in the state, county and municipality in which the cinema is located. Each cinema is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on our profitability, our ability to attract patrons, and our ability to obtain such a liquor license in other locations.

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

-  26  -

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

-  27  -

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

Changes in interest rates may increase our interest expense. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. In each of March, June, September and December 2018, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, with additional increases expected to come over the next year. If interest rates continue increasing, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on our debt outstanding as of December 31, 2018, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million per year. Potential future increases in interest rates may therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

In addition, some of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

-  28  -

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

-  29  -

Trade disputes and geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies. In 2018, global growth weakened, trade tensions heightened, and several emerging markets experienced significant downturns as macroeconomic and geopolitical developments weighed on market sentiments. Governmental policies of developed economies, such as the U.S., have a substantial effect on emerging markets, and the consequences of a trade war between two developed countries, like that of the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. Additionally, North Korea’s nuclear weapons capabilities continue to be an ongoing security concern and worsening relations between the U.S. and North Korea continue to create a global security issue that may adversely affect international business and economic conditions. While it is difficult for us to predict the effect of such trade wars and heightened geopolitical and economic instability on our business, they could lead to currency devaluation, economic and political turmoil, market volatility, and a loss of consumer confidence in the broader U.S. economy.

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

We are subject to complex taxation, changes in tax rates, adoption of new U.S. or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations. We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate, such as the U.S. Tax Cuts and Jobs Act signed into law in December 2017. The new laws are still evolving and require we interpret the provisions of the law as we try to comply with them. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

Changes in U.S. accounting standards may adversely impact our business. In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2016-02 Leases (ASC 842). This ASU was a joint effort by FASB and the International Accounting Standards Board (IASB) to improve the financial reporting of leasing transactions by requiring companies to recognize lease assets and lease liabilities on their balance sheet. ASU 2016-02 could require significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee. Although these standards become effective in 2019, these changes in accounting standards could have a material effect on our financial condition or results of operations which, ultimately, could materially impact the price of our stock.

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

Our stock is thinly traded.  Our stock is thinly traded, with an average daily volume in 2018 of only approximately 45,123 Class A Stock.  Our Class B Stock is very thinly traded with even less volume.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

Pending disputes among the heirs of James J. Cotter, Sr., have over the past three years caused, and may continue to cause, uncertainty regarding the ongoing control of the Company by the Cotter family and have distracted and may continue to distract

-  30  -

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

Since his death, disputes have arisen among Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter concerning the voting control of those shares and regarding the exercise by the Estate of James J. Cotter, Sr. Deceased (the “Cotter Estate”) of options to acquire an additional 100,000 shares of Class B Stock.  At the present time, Ellen Cotter is the Chair, President and Chief Executive Officer of our Company.  Margaret Cotter is the Vice-Chair of our Company, Executive Vice-President – Real Estate Management and Development, NYC and the President of Liberty Theaters, LLC, the company through which we own and operate our live theaters.  She heads up the management and redevelopment of our New York properties.  James J. Cotter, Jr., from June 2013 until June 12, 2015 was the President and from August 7, 2014 until June 12, 2015 was the Chief Executive Officer of our Company, having been removed from those positions by Board action on June 12, 2015.  From 2002 until November 7, 2018, Mr. Cotter, Jr., was also a director of our Company.

As of December 31, 2018, according to the books of the Company, the Living Trust established by the Declaration of Trust dated June 5, 2013, by James J. Cotter, Sr. (the “Cotter Trust”), held of record 696,080 shares of our Class B  Stock  constituting approximately 41.4% of the voting power of our outstanding capital stock.  According to the books of the Company, the Cotter Estate as of that date held of record an additional 427,808 shares of Class B Stock, constituting approximately 25.5% of the voting power of our outstanding capital stock. We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Class B Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Trust.  We are further advised from the Cotter Filings that the Cotter Trust also provides for the establishment of a voting trust (the “Cotter Voting Trust”) which will eventually hold the Class B Stock currently held by the Cotter Estate and the Cotter Trust.  At the present time, however, such Class B Stock is held of record by the Cotter Trust and the Cotter Estate, respectively.

On December 22, 2014, the District Court of Clark County, Nevada, (the “Nevada District Court”) appointed Ellen Cotter and Margaret Cotter as co-executors of the Cotter Estate.  On March 23, 2018, the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”), issued its judgement in the case captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755) (the “Trust Case”), to the effect that Ellen Cotter and Margaret Cotter are the Co-Trustees of the Cotter Trust and that Margaret Cotter is the sole Trustee of the Voting Trust.  As the appeal period for that judgment has expired, the California Superior Court’s determination in this regard is now final and not subject to review.  Accordingly, in the view of the Company, Ellen Cotter and Margaret Cotter have voting control over the shares held by the Cotter Trust and the Cotter Estate, collectively representing 66.9% of our Company’s Class B Stock.  Taking into account Ellen Cotter and Margaret Cotter’s personal holdings of voting stock, Ellen Cotter and Margaret Cotter have the power to vote 71.9% of our Company’s voting stock.

We understand from public filings made by Ellen Cotter and Margaret Cotter and public filings made by James J. Cotter, that James J. Cotter, Jr. is the first alternate trustee of the Voting Trust, in the event that Margaret Cotter is unable or unwilling to serve as trustee.

While our Company is not a party to the Trust Case, our Company has appeared to  protect (a) the business plan adopted by our Board of Directors and its determination that stockholder interests are best achieved by continuing with that business plan rather than selling the Company at this time and (b) in the event that the California Court were to disregard the advice of our Board and order that a controlling interest in our Company be marketed or sold,  that the interests of our Company and stockholders generally are protected.   Our Company’s participation in the Trust Case since August 2017 has been overseen by a Special Independent Committee of the Board of Directors currently comprised of directors Doug McEachern and Judy Codding.

On February 8, 2017, James Cotter, Jr. filed in the Trust Case an Ex Parte Petition for Appointment of a trustee ad litem and of a guardian ad litem for the benefit of Cotter, Sr.’s, minor grandchildren (two of whom are the children of Margaret Cotter and three of whom are the children of James Cotter, Jr., and who are referred to herein as the “Cotter Grandchildren”).  Mr. Cotter, Jr., sought the appointment of a trustee ad litem, to evaluate the non-binding indication of interest sent by Patton Vision, LLC (“Patton Vision”), to the Trustees of the Cotter Trust to acquire the RDI shares held by the Cotter Trust at $18.50 per share (referred to in Mr. Cotter, Jr’s pleadings as the “Offer”) and to take reasonable steps to act on the Offer in the trustee’s sole discretion.  Specifically, Mr. Cotter Jr. sought an order “granting the trustee ad litem with full power, authority, and protections under the Cotter Trust and California trust law, as any other named trustee would have, to evaluate the Offer, conduct due diligence, negotiate with Patton Vision or any other potential offerors, and take all actions necessary or appropriate to consummate the sale of the Cotter Trust’s RDI shares, including but not limited to:

a.	communicate solely with Patton Vision regarding their Offer to purchase the Cotter Trust’s RDI shares;
b.	receive solely and exclusively all offers for the purchase of the Cotter Trust’s RDI shares;
c.	enter into purchase and sale agreements with respect to the Cotter Trust’s RDI shares;

-  31  -

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

Notwithstanding its determination that Mr. Cotter, Jr. was not a trustee of either the Cotter Trust or the Voting Trust, on February 14, 2018, the California Superior Court issued its “Statement of Decision” to appoint a temporary trustee ad litem (the “TTAL”) “with the narrow and specific authority to obtain offers to purchase the RDI stock in the voting trust, but not to exercise any other powers without court approval, specifically the sale of the company or any other powers possessed by the trustees.”  The California Superior Court’s order based on that Statement of Decision was entered on March 23, 2018.  That order was appealed by Ellen Cotter and Margaret Cotter to the California Court of Appeals for the Second District (the “California Court of Appeals”), and on April 2, 2018, the California Court of Appeals entered its order to show cause and a stay (the “Order to Show Cause and Stay”) as to why the court below “should not be compelled to vacate your order of March 23, 2018 directing that trustee ad litem be appointed to obtain offers to purchase the voting-stock trust’s interest in Reading International, Inc., and issue a new and different order denying the ex parte petition seeking a trustee ad litem.   . . . All trial court proceedings are stayed pending disposition of this proceeding or further order of this court.”   Briefs have been submitted by all parties, and a hearing is set for April 5, 2019.  Accordingly, no temporary trustee ad litem has been appointed and no solicitation of offers is ongoing.

In so far as we are aware, based upon public filings and our internal records, at the present time the Voting Trust does not own any shares of RDI stock.   The shares which are anticipated to flow into the Voting Trust are, insofar as our Company is aware, currently owned by the Cotter Estate and the Cotter Trust.

We continue to believe that, whether or not a final determination is made to sell the voting shares, the appointment of a TTAL would pose risks to our Company and our stockholders  for a variety of reasons, including the resultant potential for:  (i) distraction of management and key employees from focusing on the conduct of our business, including the implementation of our three year business strategy, (ii) incurrence of additional general and administrative costs due to the need to implement employee retention programs and to incur legal expenses of the type and at levels not typically required in the ordinary conduct of our Company’s business, (iii) interference with contractual relationships, negotiations and potential negotiations with third parties important to our Company’s business, including, without limitation, current and future lenders, tenants, landlords, suppliers and co-developers, (iv) increased difficulty in hiring and retaining high quality employees, and (v) exposure of our Company to potential litigation claims of the type which often accompany any extraordinary corporate transactions together with the expense, distraction and time loss that typically results from any such litigation.  If the California Superior Court’s order is not reversed by the California Court of Appeals and if a decision to sell a controlling interest is made by the California Superior Court, then there would be the additional risk that control might be sold to an unqualified purchaser who might exploit such control position in a manner not consistent with the best interests of our Company or stockholders generally.

Since May 2016, Patton Vision has sent various non-binding indications of interest to us to purchase all of our Company’s outstanding shares. In each case our Board of Directors has determined that our Company and our stockholders would be best served by our continued independence and by our pursuit of our business strategy.  We were informed that on January 23, 2017, Patton Vision separately sent a similar indication of interest to the co-trustees of the Cotter Trust to purchase the Cotter Trust’s shares and to the Co-Executors of the Cotter Estate to purchase the Cotter Estate’s shares.  We have been advised by Ellen Cotter and Margaret Cotter that, acting in their capacities as the Co-Executors of the Cotter Estate and as the Co-Trustees of the Cotter Trust and by Margaret Cotter, acting in her capacity as the Trustee of the to-be-formed Voting Trust, that they do not have any current plans to sell voting control of our Company.

Most recently, on November 6, 2018, we received a non-binding indication of interest from Patton Vision dated November 5, 2018, stating an indicated purchase price of $444.0 million, allocated $17.22 per share for our Class A Common Stock and $37.38 per share for our Class B Common Stock.  In a further letter dated January 17, 2019, Patton Vision clarified that “the value per Class A and Class B shares reflected [in the November 5, 2018 non-binding indication of interest] were exemplary and intended to reflect that the proposal represented a substantial equity value premium across Reading classes of common stock” and extended the term of its non-binding indication of interest to March 29, 2019.  On March 14, 2019, our Board of Directors, following consideration and adoption of our three year business strategy, once again confirmed its determination that our Company and our stockholders would be best served by our continued independence and by our pursuit of our business strategy.  Our Board of Directors instructed our management to inform Patton Vision once again that our Board had no present interest in engaging in discussions regarding our possible sale.

The California Superior Court, in the Trust Case, has jurisdiction over a potentially controlling block of our voting power.  The Cotter Trust, which as described in more detail above, currently owns 41.4% of our Class B Stock, and, at such time as the Cotter Estate is

-  32  -

probated, may receive up to an additional 25.5% of our Class B Stock, should the California Superior Court order the sale of the Trusts’ Class B Stock and such sale be completed, then there may be a change of control of our Company (depending on, among other things, who the ultimate purchaser(s) of such shares might be, the number of shares of Voting Stock distributed by the Cotter Estate to the Cotter Trust, and whether the California Superior Court orders a sale of all or only some portion to the Class B Stock held by the Cotter Trust).  We cannot predict what reactions, including appeals or other steps, might be taken by Ellen Cotter and Margaret Cotter in their respective capacities as Trustees under the Cotter Trust, or in other capacities (for example, as Co-Executors of the Cotter Estate or as stockholders acting in their own right), should the California Superior Court make such an order.  We do note, however, that Ellen Cotter and Margaret Cotter have publicly stated that, if there is to be a sale of controlling shares, they intend to be the purchaser of such shares.  We also cannot predict what action our Board of Directors would take in response, if any.  However, our Board of Directors has an obligation to act in the best interest of our Company, and in the event the California Superior Court were to order a sale of the Class B Stock held by the Cotter Trust, our Board of Directors would be obligated to consider the interests of the Company and to act accordingly.

In addition, James J. Cotter, Jr., has filed a derivative action (discussed in greater detail below) against Ellen Cotter and Margaret Cotter and certain of our Directors, alleging a variety of misconduct on their part and, among other things, seeking the reinstatement of James J. Cotter, Jr. as president and chief executive officer of our Company, and challenging the voting by Ellen Cotter and Margaret Cotter of the shares held by the Cotter Estate.  The Nevada District Court has now dismissed on summary judgment all of Mr. Cotter, Jr.’s claims in that action, including his claims relating to the handling of the Patton Vision non-binding indications of interest.   The Nevada District Court has also entered a cost order against Mr. Cotter, Jr., in the amount of $1.55 million.   However, Mr. Cotter, Jr., has appealed those decisions so they continue as an overhang over our Company. See Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies—Cotter Jr. Related Litigation Matters (including legal costs coverage).

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

The interests of our controlling stockholder may conflict with your interests.  As of December 31, 2018, the Cotter Estate and the Cotter Trust beneficially own 66.9% of our outstanding Class B Stock.  At the present time, according to the books of the Company, Ellen Cotter and Margaret Cotter vote (including their direct holdings of 50,000 shares and 35,100 shares respectively of the Class B Stock), Class B Stock representing 71.9% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  For as long as the Cotter Estate, the Cotter Trust and/or the Cotter Voting Trust (referred to herein collectively as the “Cotter Entities”) continue to own shares of Class B Stock representing more than 50% of the voting power of our common stock, the Cotter Entities will be able to elect all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. The Cotter Entities will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to the Cotter Entities but not to other stockholders.  To the extent that the Cotter Entities hold more than 2/3rds of our outstanding Class B Stock, the Cotter Entities will have the power at any time, with or without cause, to remove any one or more Directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders.

In addition, the Cotter Estate or the Cotter Trust and/or their respective affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 19 – Related Parties).

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

-  33  -

Directors is nevertheless currently comprised of independent Directors.  As a practical matter, subject to their fiduciary duties, Ellen Cotter and Margaret Cotter control the composition of our Board of Directors.

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

Item 1B – Unresolved Staff Comments

None.

-  34  -

Item 2 – Properties

EXECUTIVE AND ADMINISTRATIVE OFFICES

As discussed previously, in February 2017, we moved our executive headquarters in the U.S. from an 11,700 square foot leased office space located at 6100 Center Drive, Suite 900, Los Angeles, California 90045 to a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard, Suite 300, Culver City, California 90230, which we purchased on April 11, 2016.  We are currently using approximately 50% of the leasable area for our headquarters’ offices and continue to look for an unaffiliated third party tenant to lease the remainder.

We own an 8,300 square foot office building in Melbourne, Australia, approximately 5,200 square feet of which serve as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We maintain our accounting personnel and certain IT and operational personnel in approximately 5,900 square feet of office spaces located in our Wellington Courtenay Central ETC.  We also occupy approximately 3,500 square feet at our Village East leasehold property in New York for administrative purposes.

ENTERTAINMENT PROPERTIES

Entertainment Use Leasehold Interests

As of December 31, 2018, we lease approximately 1,800,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	962,000	2019 – 2052
Australia	659,000	2019 – 2039
New Zealand	191,000	2019 – 2050

In December 2014, we entered into a lease for a new luxury cinema, Olino by Consolidated Theatres, which opened on October 21, 2016 at the new Ka Makana Ali'i Shopping Center developed in Kapolei, Hawaii by an affiliate of DeBartolo Development.

REAL ESTATE INTERESTS

Fee Interests

In Australia, as of December 31, 2018, we owned approximately 1,200,000 square feet of land at nine locations.  Most of this land is located in the greater metropolitan areas of Brisbane, Perth, and Sydney.  Of these fee interests, approximately 208,000 square feet are currently improved with cinemas.  We also own an approximately 23,000 square foot parcel currently improved with an approximately 22,000 square foot office building that we intend to integrate with and into our Newmarket Village ETC and that, accordingly, is not included in the above table. In 2018, we acquired a building of 16,830 square feet which borders on three sides of our Auburn ETC for $3.5 million (AU$ 4.5 million)  This building has a lease in place, which expires in July 2022, after which we intend to integrate the property with our ETC.

In New Zealand, as of December 31, 2018, we owned approximately 3,300,000 square feet of land at six locations. The foregoing includes the Courtenay Central ETC in Wellington, the development land adjacent to our Courtenay Central ETC, the 70.4-acre Manukau site, and the fee interests underlying four cinemas in New Zealand, which properties include approximately 20,000 square feet of ancillary retail space.

In the United States, as of December 31, 2018, we owned approximately 134,000 square feet of improved real estate comprised of three live theater buildings, which include approximately 37,000 square feet of leasable space, the fee interest in the Union Square property (currently being redeveloped), and the fee interest in our Cinemas 1,2,3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest) and (through a limited liability company [Shadow View Land and Farming, LLC] in which we have a 50% managing member interest) 202 acres of developable land in Coachella, California, zoned for residential and mixed use purposes.  We also own various properties relating to our historic railroad business, including the Reading Viaduct in central Philadelphia.

-  35  -

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

We also own a four-auditorium theater complex, the Royal George Theatre in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats), which has ancillary retail, office space, and parking.

Liberty Theaters is primarily in the business of licensing theatre space. However, we may from time-to-time participate as an investor in a play, which can help facilitate the exhibition of the play at one of our facilities, and do from time-to-time rent space on a basis that allows us to share in a production’s revenue or profits.  Revenue, expense, and profits are reported as a part of the real estate segment of our business.

Joint Venture Interests

Real estate joint ventures comprise of a 75% managing member interest in the limited liability company that owns our Cinemas 1,2,3 property and a 50% managing member interest in Shadow View Land & Farming, LLC, which owns an approximately 202-acre property in Coachella, California that is currently zoned for residential and mixed use.

OPERATING PROPERTY

As of December 31, 2018, we own fee interests on approximately 879,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1 Cinemas 1, 2, 3(4)	0 / 21,000	n/a	$24,267	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2 LA Office Building, Culver City	12,000 / 14,000	0%	13,004	Real Estate	5995 Sepulveda Blvd, Culver City, CA
3 Minetta Lane Theatre	0 / 9,000	100%	2,477	Real Estate	18-22 Minetta Lane, Manhattan, NY
4 Orpheum Theatre	1,000 / 5,000	100%	1,324	Real Estate	126 2nd Street, Manhattan, NY
5 Royal George	37,000 / 23,000	91%	2,227	Real Estate	1633 N. Halsted Street, Chicago, IL
	plus a 55-space parking structure
Australia
1 Newmarket	102,000 / 42,000	98%	52,453	Real Estate	400 Newmarket Road, Newmarket, QLD
	plus a 574-space parking structure
2 Auburn(5)	92,000 / 57,000	83%	23,498	Cinema Exhibition /	99 Parramatta Road, Auburn, NSW
	plus a 727-space parking structure			Real Estate
3 Cannon Park(6)	105,000 / 44,000	91%	21,579	Cinema Exhibition / Real Estate	High Range Drive, Thuringowa, QLD
4 Belmont	15,000 / 45,000	92%	6,104	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
5 York Street Office	8,000 / 0	37%	1,769	Real Estate	98 York Street, South Melbourne, VIC
6 Maitland Cinema	0 / 22,000	n/a	955	Cinema Exhibition	Ken Tubman Drive, Maitland, NSW
7 Bundaberg Cinema	0 / 14,000	n/a	1,118	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1 Courtenay Central(5)	29,000 / 76,000	54%	12,344	Cinema Exhibition /	100 Courtenay Place, Wellington
Plus an additional 37,000 feet of land currently used as car parking where our car parking structure once was.				Real Estate	24 Tory Street, Wellington (Parking)
2 Dunedin Cinema	0 / 25,000	n/a	5,994	Cinema Exhibition	33 The Octagon, Dunedin
3 Napier Cinema	12,000 / 18,000	100%	1,878	Cinema Exhibition	154 Station Street, Napier
4 Invercargill Cinema	8,000 / 24,000	61%	1,493	Cinema Exhibition	29 Dee Street, Invercargill
5 Rotorua Cinema	0 / 19,000	n/a	1,673	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(7)			$174,157

(1)

Rental square footage refers to the amount of area available to be rented to third parties. A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage.

(2)	Represents the percentage of rental square footage currently leased or licensed to third parties.

-  36  -

(3)

Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2018 (net of any impairments recorded).

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
(7)

This schedule does not include (i) our leasehold assets on cinemas under leased-facility model, (ii) those portion of the owned assets that are not income-producing or purely used for administrative purposes, and (iii) our assets on our legacy business principally in Pennsylvania.

LONG-TERM LEASEHOLD OPERATING PROPERTY

In certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of December 31, 2018, we had approximately 149,000 square foot of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
1 Manville	0 / 46,000	n/a	4,898
In Australia
1 Waurn Ponds	6,000 / 38,000	100%	963
TOTAL			$5,861

(1)

Rental square footage refers to the amount of area available to be rented to third parties. A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage.

(2)	Represents the percentage of rental square footage currently leased to third parties.
(3)	Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2018 (net of any impairments recorded).

-  37  -

INVESTMENT AND DEVELOPMENT PROPERTY

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land.  In addition, we are currently executing, or still pursuing to execute, our redevelopment plans on several of our existing developed properties to take them to their highest and best use. The following table summarizes our investment and development projects as of December 31, 2018:

Property(1)	Acreage	Net Book Value(2) (US Dollars in thousands)	Status
United States
1 44 Union Square	0.27	$62,423

We are currently in exclusive lease negotiations for long term leases with respect to approximately 90% of the net rentable area of the building and, while no assurances can be given, it is currently anticipated that our base building will be ready for tenant improvement work before the end of the second quarter of this year.

2 Coachella, CA	202.39	4,351	We hold this property for the potential long-term development benefit. During 2018, we cleared and secured the property. The property is zoned for residential and mixed-use uses.
Australia
1 Auburn/RedYard, Sydney, New South Wales	2.62	1,428

We continue our expansion of this center.  During 2018, we acquired an approximately 20,870 square foot infill property, improved with an approximately 16,830 square foot office building rented to Telstra through July 2022.  This acquisition has increased the square footage of the center to approximately 519,982 square feet and the rentable area to approximately 149,020 square feet.   The property includes approximately 118,000 square feet of developable land, which will be an area of focus in 2019.  The net book value referenced for this property references only the above referenced 118,000 square feet of developable land.

New Zealand
1 Manukau, Auckland	64.0 acres zoned light industrial use and 6.4 acres zoned heavy industrial use	11,867

In August 2016, the agricultural portion of our property in Manukau (approximately 64.0 acres) was rezoned to light industrial uses.  The remainder of this  property (6.4 acres) is zoned for heavy industrial use.  In 2018, we worked with adjoining landholders to jointly advance necessary infrastructure improvement issues.  We estimate that our property will support approximately 1.6 million square feet of improvements.

2 Courtenay Central, Wellington	1.08	6,735

Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues have caused us to close portions of the existing cinema and retail structure while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component.

TOTAL		$86,804

(1)	A number of our real estate holdings include additional land held for development. In addition, we have acquired certain parcels for future development.
(2)

Refers to the recorded values of our non-operating and currently in-development stage properties, which are comprised of land, building, development costs and capitalized interest, and presented as “Investment and Development Property” in our Consolidated Balance Sheet as of December 31, 2018.  Not included in this number is the book value of those portions of such properties which have already been developed.  For example, in the case of our Auburn/Redyard shopping center, only the 118,000 square foot of developable land (out of the total 519,982 square foot of land comprising the entire center) is included in this calculation.

Some of our income operating properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Note 10 – Borrowings to our 2018 consolidated financial statements.

OTHER PROPERTY INTERESTS AND INVESTMENTS

We own the fee interests in various parcels comprising 197 acres in principally in Pennsylvania. These acres consist primarily of vacant land. With the exception of certain properties located in Philadelphia (including the raised railroad bed near the Center City, known as the Reading Viaduct), the properties are principally located in rural areas of Pennsylvania. These properties are unencumbered by any debt.

Item 3 – Legal Proceedings

The information required under Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this Annual Report on Form 10-K.

-  38  -

Item 4 – Mine Safety Disclosures

Not Applicable.  Properties relating to our legacy business are currently not used and classified as Investment Property.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the NASDAQ under the symbols RDI (Class A Stock) and RDIB (Class B Stock).

As of December 31, 2018, the approximate number of common stockholders of record was 2,300 for Class A Stock and 375, for Class B Stock. On March 15, 2019, the closing prices per share of our Class A Stock and Class B Stock were $16.15 and $25.70, respectively.

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the caption: Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

The following table summarizes the securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	586,469	$14.01
Restricted stock units	236,291	14.80
Total	822,760		1,031,970

-  39  -

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s common stock for the five-year period ended December 31, 2018 against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five years ended December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in our common stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

-  40  -

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On March 2, 2017 our Board of Directors authorized a stock buy-back program to spend up to an aggregate of $25.0 million to acquire shares of the Company’s Class A non-voting stock. Below is a summary of share repurchases during the fourth quarter of 2018: Refer to Note 14 - Share-Based Compensation and Share Repurchase Plans in the 2018 Consolidated Financial Statements for further details.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
December 2018	125,700	15.24	125,700	16,162,529

On March 14, 2019, the Board of Directors extended our Company's stock buy-back program for two years, through March 2, 2021.    The Board did not increase the authorized amount, which was initially fixed at $25 million.  At the present time, $16.2 million of that authorization remains available to repurchase Class A Common Stock.  Refer to Note 14 - Share-Based Compensation and Share Repurchase Plans in the 2018 Consolidated Financial Statements for further details.

-  41  -

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company. This information is derived in part from, and should be read in conjunction with, our consolidated financial statements included in Item 8 of this 2018, and the related notes to the consolidated financial statements.

($ in thousands, except per share data)	2018	2017(2)		2016(2)	2015(2)		2014
Statement of operations
Revenue	$309,385	$279,879		$270,866	$257,865		$255,242
Operating income	24,078	20,706		20,704	23,696		22,667
Net income attributable to RDI	14,366	31,101		9,678	23,110		25,335
Per common share
Net income/ attributed to RDI
Basic EPS	$0.62	$1.35		$0.42	$0.99		$1.08
Diluted EPS	0.62	1.34		0.41	0.98		1.07
Balance sheet
Total assets	$439,028	$423,403		$406,041	$372,198		$401,586
Total debt (gross of deferred financing costs)	167,043	134,501		148,535	130,941		164,036
Working capital (deficit)(3)	(55,270)	(46,971)		6,655	(35,581)		(15,119)
Stockholders’ equity	180,547	181,618		146,890	138,951		133,716
Statement of cash flows
Cash provided by / (used in):
Operating activities	$32,645	$23,851		$30,188	$28,574		$28,343
Investing activities	(64,855)	(6,786)		(42,861)	(29,710)		(9,898)
Financing activities	33,210	(22,055)		11,246	(27,961)		(3,275)
Other Information
EBIT	$24,623	$40,675		$20,598	$35,562		$25,410
EBITDA	$46,898	$57,617	(1)	$36,287	$50,124	(1)	$40,878
Debt to EBITDA Ratio	3.56	2.33		4.09	2.61		4.01
Capital expenditure (including acquisitions)	$56,827	$76,708		$49,166	$53,119		$14,914

Shares outstanding	22,920,634	22,931,881		23,178,307	23,334,892		23,237,076
Weighted average - basic	22,991,277	23,041,190		23,320,048	23,293,696		23,431,855
Weighted average - diluted	23,208,991	23,247,969		23,521,157	23,495,618		23,749,221
Number of employees at 12/31	2,944	2,585		2,793	2,712		2,596

(1)	2017 includes gain on sale of assets amounting to $9.4 million and casualty loss recovery of $9.2 million. 2015 includes gain on sale of assets amounting to $11.0 million.
(2)

Certain 2015 balances included the restatement impact of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes).  Certain 2017 and 2016 balances included the restatement impact of a prior period financial statement correction of immaterial errors (see Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statement Correction of Immaterial Errors).

(3)

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

•	EBIT removes the impact from our effective tax rate of factors not directly related to our business operations.
•	EBIT removes the impact of our historically significant net loss carry-forwards.
•	EBIT allows a better performance comparison between RDI and other companies. For example, it allows us to compare ourselves with other companies that may have more or less debt than we do.

-  42  -

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

•	EBITDA is a measure used by financial institutions to determine the credit rating of companies in cinema exhibition and real estate industries.

Reconciliation of EBIT and EBITDA to net income is presented below:

($ in thousands)	2018	2017	2016	2015	2014
Net income attributable to RDI	$14,366	$31,101	$9,678	$23,110	$25,335
Add: Interest expense, net	6,837	6,194	6,782	7,304	9,000
Add: Income tax (benefit) expense	3,420	3,380	4,138	5,148	(8,925)
EBIT	$24,623	$40,675	$20,598	$35,562	$25,410
Add: Depreciation and amortization	22,275	16,942	15,689	14,562	15,468
EBITDA	$46,898	$57,617	$36,287	$50,124	$40,878

-  43  -

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2018 Form 10-K.

-  44  -

Business Segment Results – 2018 vs 2017	45
Non-Segment Results – 2018 vs 2017	51
Business Segment Results – 2017 vs 2016	52

-  45  -

Non-Segment Results – 2017 vs 2016	58
Liquidity and Capital Resources	59
Contractual Obligations, Commitments and Contingencies	61

-  46  -

Financial Risk Management	62
Critical Accounting Estimates	63

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

-  47  -

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

The “in-home” entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to and quality of entertainment programming through alternative film distribution channels, such as network, cable, satellite, internet distribution channels, and Blu-ray/DVD. The success of these alternative distribution channels puts additional pressure on film distributors to reduce and/or eliminate the length of time between theatrical and secondary release dates. These are issues common to both our U.S. and international cinema operations.

Certain new entrants to the cinema exhibition market, as well as certain of our historic competitors, have begun to develop new, and to reposition existing, cinemas that offer a broader selection of premium seating and food and beverage choices. These include, in some cases, food service to the seat and the offering of alcoholic beverages. For some years, we have offered premium seating, café food selections and alcoholic beverages in certain cinemas.  Based on our experience, we believe that we can compete effectively with this emerging competition. We are currently reviewing the potential for further expanding our offerings at a variety of our cinemas.

Below is a summary discussion of the competitive aspects of our two cinema exhibition markets:

•

North America: We face strong competition in North America as distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents such as us. This competitive disadvantage has increased significantly in recent periods, with the development of mega-circuits such as Cinemark, Regal and AMC, who are able to offer distributors access to screens on a truly nationwide basis, or, on the other hand, to limit access if their desires with respect to film supply are not satisfied.

AMC in 2017 completed its acquisition of the 4th largest exhibitor in the U.S., Carmike Cinemas, making it the largest circuit in the U.S. and when considered with its parent (Dalian Wanda), the largest exhibitor in the world. Just recently, Cineworld, a major European cinema circuit operator, has acquired Regal. The restructuring and consolidation undertaken in the industry is decreasing the number of exhibitors in the market, and the emergence of increasingly attractive “in-home” and mobile entertainment alternatives and the continued growth of in-home and mobile viewing options is resulting in pressure for shortened release windows.

•

Australia / New Zealand: The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Event, and Hoyts (the “Major Exhibitors”) control approximately 78% of the cinema box office in Australia, while Event and Hoyts control approximately 52% of New Zealand’s cinema box office. The industry is also somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition.

-  48  -

Real Estate

A summary discussion of the competitive aspects of the markets where we own real estate properties is as follows:

•

North America: We believe that U.S. retail real estate owners will continue to reuse the space vacated by anchor retailers to offer a variety of entertainment options and ultimately enhance the customer experience. Online marketplaces will offer a platform to brands, designers, and artists to find physical retail space for a short duration. This will likely spur a broader subleasing phenomenon. Subleasing will likely be bigger than leasing, however physical stores will remain, although their form and functionality will continue to evolve. Credit availability may be a concern going forward, due to, among other things, the continued low CMBS issuances and banks tightening the lending standards across all commercial real estate loan categories due to increased federal scrutiny.

Demand for office space is likely to reduce as corporations adapt to employees’ “live, work, and play” behavior and leverage technology to automate tasks. The leasing of large office spaces and sub-leasing them on demand for a wide variety of short-term rentals, ranging from day offices, hourly use of office space or meeting rooms, to virtual offices and other uses, will be a continuing growth trend. In essence, office space demand will tilt in favor of open, flexible, co-sharing spaces and the per-employee office space requirement is likely to shrink. As there will be a higher demand for dynamically configurable spaces.

Our U.S. business plan is aligned with these real estate trends – to expand our U.S. cinema offering, offer premium retail locations and versatile office product.

•

Australia and New Zealand: Over the past few years, there has been a noted stabilization in real estate market activity resulting in some increases to commercial and retail property values in Australia and to a lesser extent in New Zealand. Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  Also, we have noted that our Australian and New Zealand developed properties have had consistent growth in rentals and values, and we have a number of projects commencing in the near to medium term. Once developed, we remain optimistic that our Australian and New Zealand holdings will continue to provide value and cash flows to our operations.

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below:

Cinema Exhibition

Our cinema revenue consists primarily of admissions, F&B, advertising and theater rentals.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market.  For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2018 Form 10-K.

While our capital projects in recent years have been focused on growing our real estate segment, we have also maintained our focus on improving and enhancing in our cinema exhibition portfolio, as discussed below:

Cinema Additions and Enhancements

Here are the additions to our cinema portfolio in 2017 and 2018:

•

Opened a new state-of-the-art eight-screen in Newmarket, Brisbane, Australia On December 14, 2017, at the completion of our expansion of our Newmarket Village, Brisbane shopping center, we opened an eight screen Reading Cinemas offering one TITAN LUXE with DOLBY ATMOS sound and recliner seating, and three Gold Lounge auditoriums featuring recliner seating, as well as offering an expanded F&B menu.

•

Opened our first dine-in concept, “Spotlight” in the United States: On March 30, 2018 we finished the conversion of one wing (six auditoriums) at our Reading Cinema in Murrieta, California (Cal Oaks) to our dine-in concept brand, “Spotlight

•

U.S. Refurbishments In 2017 and 2018, we continued to invest in the refurbishment and enhancements of our existing cinemas, as contemplated by our strategic plan. During this period, seven locations had significant refurbishment work performed: our Cal Oaks, Valley Plaza and Grossmont locations in California; our Ward, Pearlridge and Mililani locations in Hawaii; and our Manville location in New Jersey. During this period, we converted (or are in the process of conversion), 63 of our 245 U.S. auditoriums to luxury recliner seating.

•	AU and NZ Refurbishments In 2017 and 2018, we improved eight theaters: Belmont, Rouse Hill, Courtenay Central, Napier, Charlestown, Elizabeth, Auburn and Rotorua.

-  49  -

Upgrades to our Film Exhibition Technology and Theatre Amenities

As discussed previously, we continue to focus in areas of the matured cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  We have invested both in (i) upgrading of our existing cinemas and (ii) developing new cinemas, in each case to provide our customers with premium offerings, including state-of-the-art presentation and sound, luxury seating and enhanced food and beverage amenities (such as lounges and bar service).  As of December 31, 2018, the upgrades to our theater circuits’ film exhibition technology and amenities are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	59	478
IMAX	1	1
Titan LUXE and TITAN XC	18	20
Dine-in Service
Gold Lounge(1)	10	25
Premium(2)	11	21
Spotlight	1	6
Upgraded Food & Beverage menu (for U.S. operations)(3)	14	n/a
Premium Seating (recliner seating features)	21	136
Liquor Licenses Obtained(4)	25	n/a

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

(4)

Liquor Licenses: Licenses are applicable at each cinema location, rather than each theatre auditorium.  For accounting purposes, we capitalize the cost of purchasing or obtaining for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages.  As of December 31, 2018, we have five pending applications for additional liquor licenses in the U.S.

During January 2019, we acquired a proven four-screen cinema in Tasmania.

Plans for 2019 and Our Cinema Pipeline

We currently plan to upgrade or begin the upgrade of various cinemas in the U.S., Australia, and New Zealand in 2019.

We have entered into lease agreements for four new cinemas in Australia (25 screens), which we anticipate will come on line in 2019 - 2021.

Our focus with respect to new cinemas featuring state-of-the-art projection and sound, luxury recliner seating, enhanced F&B (typically including alcohol service) and typically at least one major TITAN type presentation screen.   Our focus is on providing best in class services and amenities that will differentiate us from in-home and mobile viewing options.   We believe that a night at the movies should be a special and premium experience and, indeed, that it must be in order to compete with the variety of options being offered to consumers through other platforms.

During 2019, we will also be focusing on the rollout and enhancement of our proprietary on-line ticketing capabilities and social media interfaces.    These are intended to enhance the convenience of our offering and to promote customer affinity with the experience and product that we are offering.

Real Estate

As of December 31, 2018, our operating properties consisted of the following:

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

-  50  -

In February 2018, we entered into a one-year license agreement with Audible, Inc., a subsidiary of Amazon, at the Minetta Lane Theatre, which allows Audible to produce its one and two person voice shows at our Minetta Lane Theatre.  While no assurances can be given, we are currently finalizing with Audible an amendment extending this agreement through 2020, with an additional one year option.

In addition, we have various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States including properties used in our legacy activities.  We also own an 8,300 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 37% which is leased to an unrelated third party.  During 2016, we bought a 24,000 square foot office building in Culver City, California to serve as our Corporate Headquarters in Los Angeles (refer to “Strategic Acquisitions” section below for more details).

Our key real estate transactions over the 2016-2018 period are as follows:

Strategic Acquisitions

•

Purchase of Infill Property in Auburn, Australia – On June 29, 2018, we purchased a property for $3.5 million (AU$ 4.5 million) in Auburn (Sydney area), Australia. The property which borders our Redyard ETC in Auburn on three sides to the east, west and south and consists of an approximately 16,830 square foot building located on an estimated 20,870 square foot lot, is subject to a lease to Telstra Corporation through July 2022.  This will allow us time to plan for its efficient integration into our ETC.  Including this acquisition, our Redyard ETC represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.  The final settlement payment was made in early October 2018

•

Purchase of New Corporate Headquarters Building in Los Angeles.  On April 11, 2016, we purchased a 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California (a Los Angeles suburb) for $11.2 million cash and financed the property with a $9.9 million 10-year, fixed-rate mortgage loan.  We currently use approximately 50% of the leasable area for our headquarters offices and we plan to lease the remainder to unaffiliated third parties.

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

-  51  -

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

Value-creating Opportunities

We are engaged in several real estate development projects to take our properties to their highest and best use.  The most notable of these value-creating projects are as follows:

•

Redevelopment of 44 Union Square Property in New York, USA.  We secured construction financing for our Union Square property in December 2016 and entered into a guaranteed maximum price construction management agreement with an affiliate of CNY. We anticipate that the project will be ready for tenant fit-out activities in the second quarter of 2019. Retail and office leasing interest to date has been strong and, while no assurances can be given, we are currently in exclusive negotiations with respect to long-term leases covering approximately 90% of the net rentable area of the building.  This redevelopment will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of 73,322 square feet of rentable space, inclusive of anticipated BOMA (Building Owners and Managers Association) adjustments and subject to lease negotiations and the final tenant mix.

•

Expansion Project for our Newmarket Shopping Center located in an affluent suburb of Brisbane, Australia.  In December 2017 we opened our eight-screen Reading Cinema, 10,150 square feet of additional retail space and 124 parking spaces.  As of December 31, 2018, this center was approximately 98% leased.

•

Master-planning for our Courtenay Central ETC in Wellington, New Zealand.  Located in the heart of Wellington – New Zealand’s capital city – this center is comprised of 161,071 square feet of land situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), across the street from the site of Wellington’s newly announced convention center (estimated to open its doors in 2022) and at a major public transit hub.   Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues have caused us to close portions of the existing cinema and retail structure while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component.  Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment sections of  Wellington.

In April, 2017, our Insurer completed the examination of our insurance claim with respect to the parking building and shopping center earthquake damage and related business interruption. We received a final settlement of US $20.0 million in May 2017, reaching the policy maximum of US$25.0 million for the loss event. As a result, we recorded a gain of $9.2 million (NZ$12.7 million) representing excess insurance recoveries over the recorded property value during the second quarter ended June 30, 2017. This amount is recorded net of demolition costs incurred and an allocation to lost profits, covered within the same insurance policy. This gain was a non-recurring item for the year 2018.

During the quarter ended June 30, 2017, we recorded a gain on business interruption recoveries of $1.5 million (NZ$2.1 million), presented as part of the relevant segment revenue lines in our Consolidated Statement of Operations for that quarter. While the earthquake has opened up possibilities to reconfigure our Courtenay Central property, the gains recorded during the quarter ended June 30, 2017 do not compensate for the lost time value of the delay of our development plan.  This gain was a non-recurring item for the year 2018.

-  52  -

Refer to Note 20 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details on the impact of the earthquake incident.

•

Cinema 1,2,3 Redevelopment – In June 2017, we entered into an exclusive dealing and pre-development agreement with our adjoining neighbors, 260-264 LLC, to jointly develop the properties, currently home to Cinemas 1,2,3 and Anassa Taverna. Under the terms of the agreement, Reading and 260-264 LLC worked together on a comprehensive mixed-use plan to co-develop the properties located on 3rd Avenue, between 59th Street and 60th Streets, in New York City. The parties completed an initial feasibility study, analyzing various retail, entertainment and residential uses for the site and during 2018 continued to work on the terms of a final agreement for the development of the combined property.  We do not presently believe that we will be able to come to agreement with our neighbors for a joint development of our properties and, have, accordingly, begun developing plans for an approximately 96,000 square foot mixed use stand-alone development. Our Cinemas 1,2,3, property is located on Third Avenue in New York City, between 59th and 60th Streets across from Bloomingdales.

•

Manukau Land Rezoning – In August 2016, the Auckland City Council up-zoned 64.0 acres of our property in Manukau from agricultural to light industrial use. The remaining 6.4 acres were already zoned for heavy industrial use. Our zoning enhancement goal has been achieved, in 2018, we worked with adjoining landholders to jointly advance necessary infrastructure improvement issues.   We estimate that our property will support approximately 1.6 million square feet of improvements. We see this property as a future value realization opportunity for us. This tract is adjacent to the Auckland Airport, which is currently undergoing a major improvement and expansion project.

Corporate Matters

•

$25-million Stock Repurchase Program. The prior repurchase program was completed at the end of 2016. The new repurchase program approved on March 2, 2017, and extended on March 14, 2019, allows Reading to repurchase its Class A Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The new authorization continues through March 2, 2020.

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

In March 2019, we amended our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB) from a facility comprised of (i) a AU$66.5 million loan facility with an interest rate of 0.95% above the Bank Bill Swap Bid Rate (“BBSY) and a maturity date of June 30, 2019 and (ii) a bank guarantee of AUD$5.0 million at a rate of 1.90% per annum into a (i) AU$120.0 million Corporate Loan facility at a rate of 0.85% - 1.3% above BBSY, depending on certain ratios, with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Such modifications of this particular term loan were not considered to be substantial under US GAAP.

On December 20, 2018, we then restructured our Westpac Corporate Credit Facilities. The maturity of the 1st tranche (general/non-construction credit line) was extended to December 31, 2023, with the available facility being reduced from NZ$35.0 million to NZ$32.0 million. The facility bears an interest rate of 1.75% above the Bank Bill Bid Rate on the loan balance and a 1.1% line of credit charge on the full amount of the facility.  The 2nd tranche (construction line) with a facility of NZ$18.0 million matured on December 31, 2018, and was not renewed.

On March 5, 2019, we extended our current Bank of America credit facilities until May 1, 2020 (the $55 million credit line).    We anticipate refinancing this credit line during the second quarter of 2019.

For a complete list and further details of our value creation projects, see Part I, Item 2 – Properties under the heading “Investment and Development Property”.

-  53  -

OVERALL RESULTS OF OPERATIONS

At December 31, 2018, we leased or owned and operated 59 cinemas with 478 screens, which includes (i) one managed cinema with 4 screens and (ii) our interests in certain unconsolidated joint ventures that total 3 cinemas with 29 screens.  In the first quarter of 2019, we acquired a proven 4-screen cinema in Tasmania, increasing our cinema count to 60 and our screen count to 488.  We also (i) owned and operated five ETCs located in Newmarket Village (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn (a suburb of Sydney) and Townsville in Australia and Wellington in New Zealand, (ii) owned and operated our headquarters office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and Melbourne, Australia, (iii) owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising six stages and ancillary retail and commercial space (our fourth live theatre was closed at the end of 2015 as part of the Union Square property redevelopment), (iv) owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3, (v) held for development approximately 70.4 acres of developable industrial land located next to the Auckland Airport in New Zealand, (vi) owned a 50% managing member interest in a limited liability company, which in turn owns a 202-acre property in Coachella, California that is zoned approximately 150 acres for single-family residential use (maximum 550 homes) and approximately 50 acres for high density mixed use in the U.S., that is held for development, and (vii) owned 197 acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

Our Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During the current year, compared to the prior year, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 2.5% in each country.

The following table sets forth the overall results of operations for the three years ended December 31, 2016, 2017, and 2018:

							% Change - Favorable/ (Unfavorable)
(Dollars in thousands)	2018	% of Revenue	2017	% of Revenue	2016	% of Revenue	2018 vs. 2017	2017 vs. 2016
SEGMENT RESULTS
Cinema exhibition operating income	$39,321	13%	$32,970	12%	$35,498	13%	19%	(7)%
Real estate operating income (1)	6,438	2%	8,156	3%	7,322	3%	(21)%	11%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(394)	—%	(473)	—%	(395)	—%	17%	(20)%
General and administrative expense	(21,287)	(7)%	(19,947)	(7)%	(21,721)	(8)%	(7)%	8%
Interest expense, net	(6,837)	(2)%	(6,194)	(2)%	(6,782)	(3)%	(10)%	9%
Equity earnings of unconsolidated joint ventures	974	—%	815	—%	999	—%	20%	(18)%
Gain (loss) on sale of assets	(41)	—%	9,360	3%	393	—%	(> 100)%	> 100%
Casualty gain (loss)	—	—%	9,217	3%	(1,421)	(1)%	(100)%	> 100%
Other income (expense)	(256)	—%	588	—%	(63)	—%	(> 100)%	> 100%
Income before income taxes	17,918	6%	34,492	12%	13,830	5%	(48)%	> 100%
Income tax benefit (expense)	(3,420)	(1)%	(3,380)	(1)%	(4,138)	(2)%	(1)%	18%
Net income	14,498	5%	31,112	11%	9,692	4%	(53)%	> 100%
Less: Net income (loss) attributable to noncontrolling interests	132	—%	11	—%	14	—%	nm	nm
Net income attributable to RDI common stockholders	$14,366	5%	$31,101	11%	$9,678	4%	(54)%	> 100%
Basic EPS	$0.62		$1.35		$0.42		(54)%	> 100%
(1)	See Note 2 of the 2018 10-K for the prior period adjustments for accounting of straight line rent receivable deemed not material.

“nm” – not meaningful for further analysis

CONSOLIDATED RESULTS

2018 vs. 2017

Net income attributable to RDI common stockholders decreased by $16.7 million, or 54%,  to $14.4 million. This decrease was mainly due to: (i) the 2017 recognition of a non-recurring $9.2 million casualty gain attributable the insurance settlement on our Courtenay Central earthquake damage claim, (ii) a $9.4 million gain on property sales in 2017 (attributable to the sale of our Burwood Property) not repeated in 2018, (iii) an increase in non-segment general and administrative expenses of $1.3 million in 2018 iv) 844,000 decrease in other income in 2018 mainly due to a non-recurring 2017 gain on foreign exchange (FX) of $563,000 relating to short term intercompany loan balances held in foreign operations, (v) a $1.7 million decrease in Real Estate segment operating income due to non-recurring receipt in 2017 of legal fee reimbursement related to the STOMP arbitration award settlement and (vi) a  $40,000 increase in income tax expense for 2018.  These were offset by increased Cinema Exhibition segment operating income of $4.6.4 million mainly relating to higher admissions in all three jurisdictions, predominantly in the United States.

-  54  -

2017 vs. 2016

Net income attributable to RDI common stockholders increased 221% to $31.1 million for the year ended December 31, 2017.  This increase was mainly due to: (i) a non-recurring increase of $9.2 million attributable to the receipt of insurance settlement proceeds with respect to our Courtenay Central earthquake damage claim,  (ii) a $9.4 million gain on the sale of our Burwood Property, (iii) $1.8 million decrease in non-segment general and administrative expenses, (iv)  a $651,000 increase in other income mainly consisting of a gain on FX of $563,000 relating to short term intercompany loan balances held in foreign operations, and (v) offset by a decrease in Cinema Exhibit segment operating income of $ 2.5 million mainly relating to lower admissions in the United States and higher occupancy costs.

BUSINESS SEGMENT RESULTS – 2018 vs 2017

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2018 and 2017:

	2018		2017		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema	Real Estate (1)	Cinema	Real Estate (1)	Cinema	Real Estate
Segment Revenues	$294,177	$24,235	$263,464	$23,988	12%	1%
Segment Operating Expenses
Cost of services and products (excluding depreciation and amortization)	(234,818)	(9,904)	(215,020)	(9,436)	(9)%	(5)%
Depreciation and amortization	(16,314)	(5,567)	(12,213)	(4,256)	(34)%	(31)%
General and administrative expense	(3,724)	(2,326)	(3,261)	(2,140)	(14)%	(9)%
Total segment expenses	(254,856)	(17,797)	(230,494)	(15,832)	(11)%	(12)%
Segment operating income	$39,321	$6,438	$32,970	$8,156	19%	(21)%
Breakdown by country:
United States	$12,683	$(362)	$7,207	$1,198	76%	(>100)%
Australia	21,295	5,002	21,358	5,623	—%	(11)%
New Zealand	5,343	1,798	4,405	1,335	21%	35%
	$39,321	$6,438	$32,970	$8,156	19%	(21)%
(1)	See Note 2 of the 2018 10-K for the prior period adjustments for accounting of straight line rent receivable deemed not material.

-  55  -

The discussion for each segments follows:

Cinema Exhibition – 2018 vs. 2017

(Dollars in thousands)		2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable / (Unfavorable)
REVENUE
United States	Admission revenue	$103,421	63%	$87,646	63%	18%
	Food & beverage revenue	48,110	30%	41,911	30%	15%
	Advertising and other revenue	10,720	7%	9,521	7%	13%
		$162,251	100%	$139,078	100%	17%
Australia	Admission revenue	$65,263	64%	$60,736	63%	7%
	Food & beverage revenue	29,722	29%	28,746	30%	3%
	Advertising and other revenue	7,011	7%	7,124	7%	(2)%
		$101,996	100%	$96,606	100%	6%
New Zealand	Admission revenue	$19,708	66%	$17,495	63%	13%
	Food & beverage revenue	8,683	29%	7,689	28%	13%
	Advertising and other revenue	1,539	5%	2,596	9%	(41)%
		$29,930	100%	$27,780	100%	8%

Total revenue		$294,177	100%	$263,464	100%	12%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(55,269)	(35)%	$(46,520)	(33)%	(19)%
	Food & beverage cost	(10,457)	(6)%	(8,325)	(6)%	(26)%
	Occupancy expense	(28,963)	(18)%	(28,903)	(21)%	—%
	Other operating expense	(42,515)	(26)%	(39,920)	(29)%	(7)%
		$(137,204)	(85)%	$(123,668)	(89)%	(11)%
Australia	Film rent and advertising cost	$(30,151)	(29)%	$(28,286)	(29)%	(7)%
	Food & beverage cost	(5,967)	(6)%	(5,964)	(6)%	—%
	Occupancy expense	(15,995)	(16)%	(14,921)	(16)%	(7)%
	Other operating expense	(22,520)	(22)%	(20,620)	(21)%	(9)%
		$(74,633)	(73)%	$(69,791)	(72)%	(7)%
New Zealand	Film rent and advertising cost	$(9,259)	(32)%	$(8,203)	(30)%	(13)%
	Food & beverage cost	(1,915)	(6)%	(1,771)	(6)%	(8)%
	Occupancy expense	(5,153)	(17)%	(5,128)	(19)%	—%
	Other operating expense	(6,654)	(22)%	(6,459)	(23)%	(3)%
		$(22,981)	(77)%	$(21,561)	(78)%	(7)%

Total operating expense		$(234,818)	(80)%	$(215,020)	(82)%	(9)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(9,957)	(7)%	$(6,092)	(4)%	(63)%
	General and administrative expense	(2,407)	(1)%	(2,111)	(2)%	(14)%
		$(12,364)	(8)%	$(8,203)	(6)%	(51)%
Australia	Depreciation and amortization	$(4,763)	(5)%	$(4,357)	(5)%	(9)%
	General and administrative expense	(1,305)	(1)%	(1,100)	(1)%	(19)%
		$(6,068)	(6)%	$(5,457)	(6)%	(11)%
New Zealand	Depreciation and amortization	$(1,595)	(5)%	$(1,763)	(6)%	10%
	General and administrative expense	(11)	—%	(51)	—%	78%
		$(1,606)	(5)%	$(1,814)	(6)%	11%

Total depreciation, amortization, and general and administrative expense		$(20,038)	(7)%	$(15,474)	(6)%	(29)%

Total expenses		$(254,856)	(87)%	$(230,494)	(87)%	(11)%
OPERATING INCOME
United States		$12,683	8%	$7,207	5%	76%
Australia		21,295	21%	21,358	22%	—%
New Zealand		5,343	18%	4,405	16%	21%
Total operating income		$39,321	13%	$32,970	13%	19%

-  56  -

Cinema Exhibition – The following table details our cinema segment operating results for the quarter ended December 31, 2018 and December 31, 2017, respectively.

(Dollars in thousands)		2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable / (Unfavorable)
REVENUE
United States	Admission revenue	$24,915	63%	$23,916	64%	4%
	Food & beverage revenue	12,081	30%	10,852	29%	11%
	Advertising and other revenue	2,818	7%	2,452	7%	15%
		$39,814	100%	$37,220	100%	7%
Australia	Admission revenue	$15,605	64%	$14,475	62%	8%
	Food & beverage revenue	6,853	28%	6,957	30%	(1)%
	Advertising and other revenue	2,025	8%	1,890	8%	7%
		$24,483	100%	$23,322	100%	5%
New Zealand	Admission revenue	$4,599	68%	$4,331	63%	6%
	Food & beverage revenue	1,891	28%	2,012	29%	(6)%
	Advertising and other revenue	281	4%	516	8%	(46)%
		$6,771	100%	$6,859	100%	(1)%

Total revenue		$71,068	100%	$67,401	100%	5%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(13,311)	(33)%	$(12,882)	(34)%	(3)%
	Food & beverage cost	(2,640)	(7)%	(2,181)	(6)%	(21)%
	Occupancy expense	(7,186)	(18)%	(8,150)	(22)%	12%
	Other operating expense	(10,876)	(27)%	(9,322)	(25)%	(17)%
		$(34,013)	(85)%	$(32,535)	(87)%	(5)%
Australia	Film rent and advertising cost	$(7,216)	(29)%	$(7,010)	(30)%	(3)%
	Food & beverage cost	(1,404)	(6)%	(1,345)	(6)%	(4)%
	Occupancy expense	(3,779)	(15)%	(3,773)	(16)%	—%
	Other operating expense	(5,909)	(25)%	(5,307)	(23)%	(11)%
		$(18,308)	(75)%	$(17,435)	(75)%	(5)%
New Zealand	Film rent and advertising cost	$(2,157)	(32)%	$(2,082)	(31)%	(4)%
	Food & beverage cost	(402)	(6)%	(442)	(6)%	9%
	Occupancy expense	(1,230)	(18)%	(1,781)	(26)%	31%
	Other operating expense	(1,607)	(24)%	(1,658)	(24)%	3%
		$(5,396)	(80)%	$(5,963)	(87)%	10%

Total operating expense		$(57,717)	(81)%	$(55,933)	(83)%	(3)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,569)	(7)%	$(1,831)	(5)%	(40)%
	General and administrative expense	(557)	(1)%	(437)	(1)%	(27)%
		$(3,126)	(8)%	$(2,268)	(6)%	(38)%
Australia	Depreciation and amortization	$(1,191)	(5)%	$(1,073)	(5)%	(11)%
	General and administrative expense	(331)	(1)%	(268)	(1)%	(24)%
		$(1,522)	(6)%	$(1,341)	(6)%	(13)%
New Zealand	Depreciation and amortization	$(356)	(5)%	$(441)	(7)%	19%
	General and administrative expense	(9)	—%	(29)	—%	69%
		$(365)	(5)%	$(470)	(7)%	22%

Total depreciation, amortization, and general and administrative expense		$(5,013)	(7)%	$(4,079)	(6)%	(23)%

Total expenses		$(62,730)	(88)%	$(60,012)	(89)%	(5)%
OPERATING INCOME
United States		$2,675	7%	$2,417	6%	11%
Australia		4,652	19%	4,546	19%	2%
New Zealand		1,010	15%	426	6%	>100%
Total operating income		$8,337	12%	$7,389	11%	13%

Cinema Exhibition segment operating income

Cinema Exhibition segment operating income increased by 19%, or $6.4 million, to $39.3 million for the year ended December 31, 2018 compared to December 31, 2017, primarily driven by higher admissions for our US, Australia, and New Zealand operations coupled with improved F&B revenues in all three circuits.

Cinema Exhibition segment operating income for the quarter ended December 31, 2018 increased by 13% or $948,000, to $8.3 million compared to quarter ended December 31, 2017, primarily driven by higher F&B revenue in the U.S. and an overall increase in attendance for the three circuits.

Measured in local currencies these increases were somewhat greater as reported results were dampened by the strengthening of the U.S. dollar in 2018.

-  57  -

Revenue

Cinema revenue increased by 12%, or $30.7 million, to $294.2 million for the year ended December 31, 2018 compared to 2017. This was primarily driven by higher admissions in all three of our geographies, resulting in higher box office and F&B revenue. These increases were offset by the weakened AU and NZ dollars compared to the US dollar. Additionally, the increase in cinema revenue for 2018 was due to the industry-wide box office soft year for product in 2017 and the closure of some of our cinemas and auditoriums for renovation in 2017. Comparing the current and prior year, the Australian dollar and New Zealand dollar decreased against the U.S. dollar by 2.5% and 2.5% (on average rates), respectively.

For the quarter ended December 31, 2018, Cinema segment revenues increased 5%, or $3.7 million, to $71.1 million compared to the same quarter in 2017.  This increase is primarily due to U.S. Circuit including the positive results from Cal Oaks, Manville, and Ward which all had improved revenue results over the same quarter in the previous year.

Our Cinemas in Australia and New Zealand also enjoyed increased revenues in local currency, offset by the strengthening of the U.S. dollar during the same two periods.

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable/ (Unfavorable)
United States	$162,251	55%	$139,078	53%	17%
Australia	101,996	35%	96,606	37%	6%
New Zealand	29,930	10%	27,780	10%	8%
Total Segment Revenues	$294,177	100%	$263,464	100%	12%

•

In the United States, revenues increased by 17%, or $23.2 million, primarily driven by a 9% increase in attendance, an 8% increase in average ticket price (ATP), and an increase of 5% in spend per patron (SPP).

•

Australia’s cinema revenue, stated in U.S. dollars, increased by 6%, or $5.4 million, primarily due to a 4% increase in ATP, a 3% increase in attendance, as well as a slight favorable increase in SPP.  Additionally, the Newmarket ETC was fully operational for the entire year of 2018 which contributed to the overall positive results.

•	In New Zealand, cinema revenue increased by 8%, or $2.2 million, mainly due to an 11% increase in attendance, coupled with a 2% increase in ATP and SPP.

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2018 increased by 9%, or $19.8 million, to $234.8 million mainly attributable to higher film rent and advertising costs in the U.S. due to higher box office revenue and higher concession costs due to increased concession sales. Increases were driven by operations in Australia at our Newmarket Cinema location related to costs associated with the full year of operations.

For the quarter ended December 31, 2018 costs of services remained relatively flat compared to December 31, 2017.

Cost of services and products as a percentage of gross revenue increased to 82% in 2018 from 80% in 2017.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2018 cinema operations increased by 29% or $4.6 million, to $20.0 million compared to 2017 primarily driven by the increase in depreciation resulting from improvements in several of our cinema facilities.

Depreciation, amortization, general and administrative expenses for the quarter ended December 31, 2018 increased by 23%, or $934,000, to $5.0 million primarily from the refurbishments and capital investments in the U.S. circuit.

-  58  -

Real Estate – 2018 vs. 2017

(Dollars in thousands)		2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable / (Unfavorable)
REVENUE
United States	Live theater rental and ancillary income	$3,163	91%	$4,418	93%	(28)%
	Property rental income	317	9%	322	7%	(2)%
		3,480	100%	4,740	100%	(27)%
Australia	Property rental income	16,122	100%	15,089	100%	7%
New Zealand	Property rental income	4,633	100%	4,159	100%	11%
Total revenue		$24,235	100%	$23,988	100%	1%
OPERATING EXPENSE
United States	Live theater cost	$(1,222)	(35)%	$(1,105)	(23)%	(11)%
	Property cost	(520)	(15)%	$(388)	(8)%	(34)%
	Occupancy expense	(696)	(20)%	(660)	(14)%	(5)%
		$(2,438)	(70)%	$(2,153)	(45)%	(13)%
Australia	Property cost	$(3,138)	(19)%	$(3,031)	(20)%	(4)%
	Occupancy expense	(2,531)	(16)%	(2,375)	(16)%	(7)%
		$(5,669)	(35)%	$(5,406)	(36)%	(5)%
New Zealand	Property cost	$(1,199)	(26)%	$(1,295)	(31)%	7%
	Occupancy expense	(598)	(13)%	(582)	(14)%	(3)%
		$(1,797)	(39)%	$(1,877)	(45)%	4%
Total operating expense		$(9,904)	(41)%	$(9,436)	(39)%	(5)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(777)	(22)%	$(615)	(13)%	(26)%
	General and administrative expense	(627)	(18)%	(774)	(16)%	19%
		$(1,404)	(40)%	$(1,389)	(29)%	(1)%
Australia	Depreciation and amortization	$(3,752)	(23)%	$(2,693)	(18)%	(39)%
	General and administrative expense	(1,699)	(11)%	(1,367)	(9)%	(24)%
		$(5,451)	(34)%	$(4,060)	(27)%	(34)%
New Zealand	Depreciation and amortization	$(1,038)	(22)%	$(947)	(23)%	(10)%
		$(1,038)	(22)%	$(947)	(23)%	(10)%

Total depreciation, amortization, and general and administrative expense		$(7,893)	(33)%	$(6,396)	(27)%	(23)%

Total expenses		$(17,797)	(73)%	$(15,832)	(66)%	(12)%
OPERATING INCOME
United States		$(362)	(10)%	$1,198	25%	(>100)%
Australia		5,002	31%	5,623	37%	(11)%
New Zealand		1,798	39%	1,335	32%	35%
Total operating income		$6,438	27%	$8,156	34%	(21)%

-  59  -

Real Estate - The following table details our real estate segment operating results for the quarter ended December 31, 2018 and December 31, 2017, respectively

(Dollars in thousands)		2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable / (Unfavorable)
REVENUE
United States	Live theater rental and ancillary income	$906	85%	$1,492	98%	(39)%
	Property rental income	164	15%	25	2%	>100%
		1,070	100%	1,517	100%	(29)%
Australia	Property rental income	3,816	100%	3,777	100%	1%
New Zealand	Property rental income	1,144	100%	1,143	100%	—%
Total revenue		$6,030	100%	$6,437	100%	(6)%
OPERATING EXPENSE
United States	Live theater cost	$(271)	(25)%	$(271)	(18)%	—%
	Property cost	(128)	(12)%	$105	7%	(>100)%
	Occupancy expense	(170)	(16)%	(173)	(11)%	2%
		$(569)	(53)%	$(339)	(22)%	(68)%
Australia	Property cost	$(838)	(22)%	$(870)	(23)%	4%
	Occupancy expense	(660)	(17)%	(642)	(17)%	(3)%
		$(1,498)	(39)%	$(1,512)	(40)%	1%
New Zealand	Property cost	$(279)	(24)%	$(184)	(16)%	(52)%
	Occupancy expense	(149)	(13)%	(143)	(13)%	(4)%
		$(428)	(37)%	$(327)	(29)%	(31)%
Total operating expense		$(2,495)	(41)%	$(2,178)	(34)%	(15)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(195)	(19)%	$(232)	(15)%	16%
	General and administrative expense	(154)	(14)%	(98)	(7)%	(57)%
		$(349)	(33)%	$(330)	(22)%	(6)%
Australia	Depreciation and amortization	$(922)	(24)%	$(757)	(20)%	(22)%
	General and administrative expense	(466)	(12)%	(372)	(10)%	(25)%
		$(1,388)	(36)%	$(1,129)	(30)%	(23)%
New Zealand	Depreciation and amortization	$(257)	(22)%	$(331)	(29)%	22%
	General and administrative expense	—	—%	3	—%	100%
		$(257)	(22)%	$(328)	(29)%	22%

Total depreciation, amortization, and general and administrative expense		$(1,994)	(33)%	$(1,787)	(28)%	(12)%

Total expenses		$(4,489)	(74)%	$(3,965)	(62)%	(13)%
OPERATING INCOME
United States		$152	14%	$848	56%	(82)%
Australia		930	24%	1,136	30%	(18)%
New Zealand		459	40%	488	43%	(6)%
Total operating income		$1,541	26%	$2,472	38%	(38)%

Real Estate segment operating income

Real Estate segment operating income decreased by 21%, or $1.7 million, to $6.4 million for the year ended December 31, 2018 compared to 2017, primarily due to the one-time recognition of payments in fees recovered as part of the STOMP arbitration award settlement recognized in 2017, offset by an increase in revenue in 2018 from the Newmarket and Auburn centers. Please refer below for further explanation.

Real Estate segment operating income for the quarter ended December 31, 2018 decreased by 38%, or  $931,000 primarily related to the STOMP arbitration award settlement payments in fees recovered in the Live Theatre business unit.

Revenue

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable/ (Unfavorable)
United States	$3,480	14%	$4,740	20%	(27)%
Australia	16,122	67%	15,089	63%	7%
New Zealand	4,633	19%	4,159	17%	11%
Total Segment Revenues	$24,235	100%	$23,988	100%	1%

Real estate revenue for the year ended December 31, 2018 increased slightly by 1% or $247,000 mainly driven by increased rental income as part of the expansion of our Newmarket Village site in Brisbane, Australia.

For the quarter ended December 31, 2018, Real Estate revenue decreased by 6%, or $407,000, to $6.0 million primarily related to the Live Theatre circuit.

-  60  -

Cost of services and products (excluding depreciation and amortization)

Operating expense for the Real Estate segment for 2018 increased by 5%, or  $468,000, to $9.9 million mainly driven by the full year of operations at our Newmarket ETC and increased operations at our Auburn ETC, which include additional expansion tenancies.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expenses for 2018 increased by 23%, or $1.5 million, to $7.9 million, compared to the same period in 2017, primarily driven by capital improvements at the Newmarket ETC and Auburn ETC locations.

For the quarter ended December 31, 2018 depreciation, amortization, and general and administrative expenses increased by 12%, or $207,000 primarily related to a full quarter of depreciation expense for Newmarket in 2018 compared to 15 days of depreciation for Newmarket during the same quarter 2017.

NON-SEGMENT RESULTS – 2018 vs. 2017

Gain on sale of assets

Net gain on sale of assets for 2018 decreased by $9.4 million, primarily due to the gain on sale realized in 2017 on the settlement of ~~t~~he Burwood land of $9.3 million (AU$12.4 million) not being repeated in 2018.

General and administrative expense

Non-segment general and administrative expense for 2018 increased by $1.3 million or 7%, to $21.3 million.  This primarily relates to higher payroll and bonus related expenses (attributable to reversal in 2017 for prior year incentive compensation accruals not deemed necessary), offset by a reduction in professional services and legal fees of $209,000.

For more information about the legal expense, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Income tax expense

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  The Tax Act significantly changed the U.S. corporate income tax law by lowering the statutory corporate tax rate from 35% to 21%, imposed a one-time mandatory repatriation tax on deferred earnings of foreign subsidiaries, and changed how foreign earnings are subject to U.S. tax.

As the result of the Tax Act and under the guidance of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118, we recorded a provisional tax expense of approximately $13.0 million for the impact of the Tax Act in the fourth quarter of 2017. During the fourth quarter of 2018, upon finalizing the analysis of the impact from the Tax Act, we recorded a tax benefit of $2.3 million as an adjustment to the provisional estimate, for a net tax impact of $10.7 million.  The $2.3 million is comprised of an adjustment of $1.2 million to the impact of the one-time mandatory repatriation tax on previously undistributed earnings of our foreign subsidiaries and $1.1 million from the re-measurement of federal net deferred tax liabilities resulting from the reduction in the U.S. statutory corporate tax rate.

Income tax expense decreased by $40,000, or 1%, compared to 2017,  mainly due to benefits recognized in 2017 as the result of the dissolution of a non-operating overseas subsidiary, partially offset by the provisional unfavorable effect of the Tax Act.  Please refer to Note 9 of the Notes to Consolidated Financial Statements in Part II of this Annual Report for further information.

Interest expense, net

Interest expense (net of interest income) increased by $643,000, or 10%, mainly due to an increase in the average balance outstanding to fund our capital projects.

-  61  -

BUSINESS SEGMENT RESULTS – 2017 vs. 2016

Presented below is the comparison of the segment operating income for our two business segments for the years ended December 31, 2017 and 2016:

	2017		2016		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segments Revenues	$263,464	$23,988	$256,922	$21,310	3%	13%
Segment Operating Expenses
Cost of services and products (excluding depreciation and amortization)	(215,020)	(9,436)	(205,889)	(9,044)	(4)%	(4)%
Depreciation and amortization	(12,213)	(4,256)	(11,772)	(3,522)	(4)%	(21)%
General and administrative expense	(3,261)	(2,140)	(3,763)	(1,422)	13%	(50)%
Total segment expenses	(230,494)	(15,832)	(221,424)	(13,988)	(4)%	(13)%
Segment operating income	$32,970	$8,156	$35,498	$7,322	(7)%	11%
Breakdown by country:
United States	7,207	1,198	12,351	689	(42)%	74%
Australia	21,358	5,623	18,101	5,646	18%	—%
New Zealand	4,405	1,335	5,046	987	(13)%	35%
	$32,970	$8,156	$35,498	$7,322	(7)%	11%

-  62  -

The discussion for each segment follows:

Cinema Exhibition – 2017 vs. 2016

(Dollars in thousands)		2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable / (Unfavorable)
REVENUE
United States	Admission revenue	$87,646	63%	$89,053	64%	(2)%
	Food & beverage revenue	41,911	30%	41,642	30%	1%
	Advertising and other revenue	9,521	7%	9,125	6%	4%
		$139,078	100%	$139,820	100%	(1)%
Australia	Admission revenue	$60,736	63%	$56,804	64%	7%
	Food & beverage revenue	28,746	30%	25,916	29%	11%
	Advertising and other revenue	7,124	7%	6,333	7%	12%
		$96,606	100%	$89,053	100%	8%
New Zealand	Admission revenue	$17,495	63%	$18,870	67%	(7)%
	Food & beverage revenue	7,689	28%	7,671	28%	—%
	Advertising and other revenue	2,596	9%	1,508	5%	72%
		$27,780	100%	$28,049	100%	(1)%

Total revenue		$263,464	100%	$256,922	100%	3%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(46,520)	(33)%	$(47,507)	(34)%	2%
	Food & beverage cost	(8,325)	(6)%	(7,467)	(5)%	(11)%
	Occupancy expense	(28,903)	(21)%	(26,260)	(19)%	(10)%
	Other operating expense	(39,920)	(29)%	(37,649)	(27)%	(6)%
		$(123,668)	(89)%	$(118,883)	(85)%	(4)%
Australia	Film rent and advertising cost	$(28,286)	(29)%	$(26,658)	(30)%	(6)%
	Food & beverage cost	(5,964)	(6)%	(5,444)	(6)%	(10)%
	Occupancy expense	(14,921)	(16)%	(13,905)	(16)%	(7)%
	Other operating expense	(20,620)	(21)%	(19,689)	(22)%	(5)%
		$(69,791)	(72)%	$(65,696)	(74)%	(6)%
New Zealand	Film rent and advertising cost	$(8,203)	(30)%	$(8,708)	(31)%	6%
	Food & beverage cost	(1,771)	(6)%	(1,823)	(6)%	3%
	Occupancy expense	(5,128)	(19)%	(4,749)	(17)%	(8)%
	Other operating expense	(6,459)	(23)%	(6,029)	(22)%	(7)%
		$(21,561)	(78)%	$(21,309)	(76)%	(1)%

Total operating expenses		$(215,020)	(82)%	$(205,888)	(80)%	(4)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(6,092)	(4)%	$(5,820)	(4)%	(5)%
	General and administrative expense	(2,111)	(2)%	(2,766)	(2)%	24%
		$(8,203)	(6)%	$(8,586)	(6)%	4%
Australia	Depreciation and amortization	$(4,357)	(5)%	$(4,238)	(5)%	(3)%
	General and administrative expense	(1,100)	(1)%	(1,018)	(1)%	(8)%
		$(5,457)	(6)%	$(5,256)	(6)%	(4)%
New Zealand	Depreciation and amortization	$(1,763)	(6)%	$(1,714)	(6)%	(3)%
	General and administrative expense	(51)	—%	20	0%	(>100)%
		$(1,814)	(6)%	$(1,694)	(6)%	(7)%

Total depreciation, amortization, and general and administrative expense		$(15,474)	(6)%	$(15,536)	(6)%	—%

Total expenses		$(230,494)	(87)%	$(221,424)	(86)%	(4)%
OPERATING INCOME
United States		$7,207	5%	$12,351	9%	(42)%
Australia		21,358	22%	18,101	20%	18%
New Zealand		4,405	16%	5,046	18%	(13)%
Total operating income		$32,970	13%	$35,498	14%	(7)%

-  63  -

Cinema Exhibition - The following table details our cinema segment operating results for the quarter ended December 31, 2017 and December 31, 2016, respectively.

(Dollars in thousands)		2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable / (Unfavorable)
REVENUE
United States	Admission revenue	$23,916	64%	$24,349	63%	(2)%
	Food & beverage revenue	10,852	29%	11,201	29%	(3)%
	Advertising and other revenue	2,452	7%	2,995	8%	(18)%
		$37,220	100%	$38,545	100%	(3)%
Australia	Admission revenue	$14,475	62%	$12,701	63%	14%
	Food & beverage revenue	6,957	30%	5,898	29%	18%
	Advertising and other revenue	1,890	8%	1,486	8%	27%
		$23,322	100%	$20,085	100%	16%
New Zealand	Admission revenue	$4,331	63%	$3,805	66%	14%
	Food & beverage revenue	2,012	29%	1,573	28%	28%
	Advertising and other revenue	516	8%	335	6%	54%
		$6,859	100%	$5,713	100%	20%

Total revenue		$67,401	100%	$64,343	100%	5%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(12,882)	(34)%	$(12,870)	(33)%	—%
	Food & beverage cost	(2,181)	(6)%	(2,095)	(6)%	(4)%
	Occupancy expense	(8,150)	(22)%	(6,491)	(17)%	(26)%
	Other operating expense	(9,322)	(25)%	(9,746)	(25)%	4%
		$(32,535)	(87)%	$(31,202)	(81)%	(4)%
Australia	Film rent and advertising cost	$(7,010)	(30)%	$(5,835)	(29)%	(20)%
	Food & beverage cost	(1,345)	(6)%	(1,272)	(6)%	(6)%
	Occupancy expense	(3,773)	(16)%	(3,493)	(18)%	(8)%
	Other operating expense	(5,307)	(23)%	(4,867)	(24)%	(9)%
		$(17,435)	(75)%	$(15,467)	(77)%	(13)%
New Zealand	Film rent and advertising cost	$(2,082)	(31)%	$(1,779)	(31)%	(17)%
	Food & beverage cost	(442)	(6)%	(370)	(6)%	(19)%
	Occupancy expense	(1,781)	(26)%	(1,174)	(21)%	(52)%
	Other operating expense	(1,658)	(24)%	(1,513)	(27)%	(10)%
		$(5,963)	(87)%	$(4,836)	(85)%	(23)%

Total operating expense		$(55,933)	(83)%	$(51,505)	(80)%	(9)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,831)	(5)%	$(1,348)	(3)%	(36)%
	General and administrative expense	(437)	(1)%	(707)	(2)%	38%
		$(2,268)	(6)%	$(2,055)	(5)%	(10)%
Australia	Depreciation and amortization	$(1,073)	(5)%	$(1,085)	(6)%	1%
	General and administrative expense	(268)	(1)%	(270)	(1)%	1%
		$(1,341)	(6)%	$(1,355)	(7)%	1%
New Zealand	Depreciation and amortization	$(441)	(7)%	$(465)	(8)%	5%
	General and administrative expense	(29)	—%	(1)	—%	(>100)%
		$(470)	(7)%	$(466)	(8)%	(1)%

Total depreciation, amortization, and general and administrative expense		$(4,079)	(6)%	$(3,876)	(6)%	(5)%

Total expenses		$(60,012)	(89)%	$(55,381)	(86)%	(8)%
OPERATING INCOME
United States		$2,417	6%	$5,288	14%	(54)%
Australia		4,546	19%	3,263	16%	39%
New Zealand		426	6%	411	7%	4%
Total operating income		$7,389	11%	$8,962	14%	(18)%

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

For the quarter ended December 31, 2017 compared to December 31, 2016, Cinema Exhibition operating income decreased by 18%, or $1.6 million primarily resulting from four of our stronger cinemas either being closed, or partially closed, for significant renovations, which included the installation of recliner seats and conversion to TITAN LUXE during the fourth quarter.

-  64  -

Revenue

Cinema revenue increased by 3%, or $6.5 million, to $263.5 million for the year ended December 31, 2017 compared to year ended 2016. This was primarily driven by higher admissions in our Australian circuit resulting in higher box office and F&B revenue. F&B revenues were also up in both the United States and New Zealand driven by increased spend per patron due to our expanded F&B offering. These increases were further enhanced as a result of the appreciation of the AU and NZ dollars compared to the US dollar. These items were partially offset by lower admits in the U.S. due in part to industry-wide box office softening in 2017 and the cinema closure resulting from our cinema renovation program. Comparing the current and prior year, the Australian dollar and New Zealand dollar increased against the U.S. dollar by 3.1% and 2.0% (on average rates), respectively.  Shown below is the revenue breakdown by country:

(Dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable/ (Unfavorable)
United States	$139,078	53%	$139,820	54%	(1)%
Australia	96,606	37%	89,053	35%	8%
New Zealand	27,780	10%	28,049	11%	(1)%
Total Segment Revenues	$263,464	100%	$256,922	100%	3%

•

In the United States, 2017 revenues decreased by 1%, or $742,000, primarily driven by lower attendance partially due to the temporary closure of certain sites for renovations along with lower industry-wide box office attendance. This was partially offset by, improved average ticket prices, improved F&B revenues and increased web sale revenues.

•

Australia’s cinema revenue, stated in U.S. dollars, increased by 8%, or $7.6 million, primarily due to increase in attendance, as well as a favorable foreign exchange movements, offset by a reduction in average ticket prices.

•	In New Zealand, cinema revenue decreased by 1%, or $269,000, mainly due to the closure of our Courtenay Central ETC for a portion of the period.

Cinema Revenue for the quarter ended December 31, 2017 increased by 5%, or $3.1 million, to $67.4 million compared to the same quarter ended December 31, 2016, despite the fact that some Pearlridge auditoriums were closed during the quarter, generating a decrease in revenue $1.5 million, Australia generated a 16% increase in revenue and New Zealand generated a 20% increase in revenue.

Cost of services and products (excluding depreciation and amortization)

Cost of services and products for 2017 increased by 4%, or $9.1 million, to $215.0 million mainly attributable to higher film rent and advertising costs in Australia due to higher box office revenue, higher concession costs due to increased concession sales, additional operating costs amounting to $3.3 million associated with Olino, including an additional $1.8 million in occupancy cost compared to 2016. Further movements were driven by an increase in occupancy expenses of $765,000 as a result of increases in rents associated with the exercise of certain lease options, increased staff costs due to minimum wage increases and a move towards enhanced food & beverage offerings, and costs associated with the opening of our new Newmarket cinema in Brisbane, Australia. In addition, the impact of the strengthening Australian and New Zealand dollars relative to the U.S. dollar further contributed to the cost increase. These were partially offset by lower film rent and advertising costs in the United States and New Zealand due to lower box office revenue.

Certain costs incurred in quarters one to three of 2017 have, in quarter four, crystallized as rent liabilities to be paid, and as such have been reclassified from ‘other operating expenses’ to ‘occupancy costs’. These costs have no material impact on our financial results for the periods concerned.

Cost of services and products as a percentage of gross revenue increased in 2017 to 82% from 80% in 2016.

Cost of services and products for the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016 increased by 9%, or $4.4 million, to $55.9 million.  The increase is primarily due to higher occupancy costs in the U.S. coupled with higher film rents and advertising in Australia and New Zealand.

Cost of services and products as a percentage of gross revenue increased in for the fourth quarter 2017 to 83% from 80% in 2016.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for 2017 remained relatively unchanged compared to 2016.  The increase in depreciation resulting from improvements in several of our cinema facilities was offset by savings in general and administrative expenses.

-  65  -

Real Estate – 2017 vs. 2016

(Dollars in thousands)			2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable / (Unfavorable)
REVENUE
	United States	Live theater rental and ancillary income	$4,418	93%	$2,840	87%	56%
		Property rental income	322	7%	431	13%	(25)%
			$4,740	100%	$3,271	100%	45%
	Australia	Property rental income	15,089	100%	13,728	100%	10%
	New Zealand	Property rental income	4,159	100%	4,311	100%	(4)%
	Total revenue		$23,988	100%	$21,310	100%	13%
OPERATING EXPENSE
	United States	Live theater cost	$(1,105)	(23)%	$(1,371)	(42)%	19%
		Property cost	(388)	(8)%	(317)	(10)%	(22)%
		Occupancy expense	(660)	(14)%	(557)	(17)%	(18)%
			$(2,153)	(45)%	$(2,245)	(69)%	4%
	Australia	Property cost	$(3,031)	(20)%	$(2,672)	(20)%	(13)%
		Occupancy expense	(2,375)	(16)%	(2,081)	(15)%	(14)%
			$(5,406)	(36)%	$(4,753)	(35)%	(14)%
	New Zealand	Property cost	$(1,295)	(31)%	$(1,412)	(33)%	8%
		Occupancy expense	(582)	(14)%	(632)	(14)%	8%
			$(1,877)	(45)%	$(2,044)	(47)%	8%

	Total operating expense		$(9,436)	(39)%	$(9,042)	(42)%	(4)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
	United States	Depreciation and amortization	$(615)	(13)%	$(343)	(10)%	(79)%
		General and administrative expense	(774)	(16)%	6	—%	(>100)%
			$(1,389)	(29)%	$(337)	(10)%	(>100)%
	Australia	Depreciation and amortization	$(2,693)	(18)%	$(2,221)	(16)%	(21)%
		General and administrative expense	(1,367)	(9)%	(1,108)	(8)%	(23)%
			$(4,060)	(27)%	$(3,329)	(24)%	(22)%
	New Zealand	Depreciation and amortization	$(947)	(23)%	$(958)	(22)%	1%
		General and administrative expense	—	—%	(322)	(8)%	>100%
			$(947)	(23)%	$(1,280)	(30)%	26%

Total depreciation, amortization, and general and administrative expense			$(6,396)	(27)%	$(4,946)	(23)%	(29)%

	Total expenses		$(15,832)	(66)%	$(13,988)	(66)%	(13)%
OPERATING INCOME
	United States		$1,198	25%	$689	21%	74%
	Australia		5,623	37%	5,646	41%	—%
	New Zealand		1,335	32%	987	23%	35%
	Total operating income		$8,156	34%	$7,322	34%	11%

-  66  -

Real Estate -For the quarter ending December 31, 2017 v 2016, the following results of operations for the Real Estate segment are as follows:

(Dollars in thousands)		2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable / (Unfavorable)
REVENUE
United States	Live theater rental and ancillary income	$1,492	98%	$721	85%	107%
	Property rental income	25	2%	127	15%	(80)%
		$1,517	100%	$848	100%	79%
Australia	Property rental income	3,778	100%	3,383	100%	12%
New Zealand	Property rental income	1,143	100%	883	100%	29%
Total revenue		$6,438	100%	$5,114	100%	26%
OPERATING EXPENSE
United States	Live theater cost	$(271)	(18)%	$(204)	(24)%	(33)%
	Property cost	105	7%	(154)	(18)%	168%
	Occupancy expense	(173)	(11)%	(84)	(10)%	(106)%
		$(339)	(22)%	$(442)	(52)%	23%
Australia	Property cost	$(870)	(23)%	$(727)	(22)%	(20)%
	Occupancy expense	(642)	(17)%	(482)	(14)%	(33)%
		$(1,512)	(40)%	$(1,209)	(36)%	(25)%
New Zealand	Property cost	$(184)	(16)%	$(603)	(68)%	69%
	Occupancy expense	(143)	(13)%	(160)	(18)%	11%
		$(327)	(29)%	$(763)	(86)%	57%

Total operating expense		$(2,178)	(34)%	$(2,414)	(47)%	10%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(232)	(15)%	$(91)	(11)%	(155)%
	General and administrative expense	(98)	(7)%	75	9%	(>100)%
		$(330)	(22)%	$(16)	(2)%	(>100)%
Australia	Depreciation and amortization	$(757)	(20)%	$(604)	(18)%	(25)%
	General and administrative expense	(372)	(10)%	(334)	(10)%	(11)%
		$(1,129)	(30)%	$(938)	(28)%	(20)%
New Zealand	Depreciation and amortization	$(331)	(29)%	$(231)	(26)%	(43)%
	General and administrative expense	3	—%	(271)	(31)%	101%
		$(328)	(29)%	$(502)	(57)%	35%

Total depreciation, amortization, and general and administrative expense		$(1,787)	(28)%	$(1,456)	(28)%	(23)%

Total expenses		$(3,965)	(62)%	$(3,870)	(76)%	(2)%
OPERATING INCOME
United States		$848	56%	$390	46%	>100%
Australia		1,136	30%	1,236	37%	(8)%
New Zealand		488	43%	(382)	(43)%	>100%
Total operating income		$2,472	38%	$1,244	24%	99%

Real Estate segment operating income

Real Estate segment operating income increased by 11%, or $834,000, to $8.2 million for the year ended December 31, 2017 compared to 2016, primarily attributable to: (i) $1.4 million in fees recovered as part of the STOMP arbitration award settlement ($1.8 million of fees recovered revenue in 2017, including the final settlement payment received in March 2018, less $415,000 in legal fee cost recovery recorded in 2016). This was offset by an increase in general and administrative costs.  Please refer below for further explanation.

For the quarter ended December 31, 2017 real estate operating income increased 99% to $2.5 million compared to the same period in 2016.  In the fourth quarter of 2017, we recognized STOMP arbitration award settlement for approximately $700,000 for proceeds received in the first quarter in 2018.   Additionally, for the fourth quarter 2017, the receipt of property rental for a full quarter at Courtenay were not received in 2016 due to the Wellington earthquake.

-  67  -

Revenue

Real estate revenue for the year ended December 31, 2017 increased by 13% or $2.7 million, mainly driven by fees recovered of $1.8 million in relation to the STOMP arbitration award settlement, increased rental income as part of the expansion of our Newmarket site in Brisbane Australia, as well as additional rental income from the Newmarket office building purchased in November 2016, the recognition of business interruption insurance on our Courtenay Central property and parking structure, as well as the impact of the favorable foreign exchange rates on our Australia and New Zealand operations.  This was partially offset by the decrease in revenue from our Courtenay Central ETC due to damage suffered in the Wellington earthquake and result in closure of the center, and a reduction in revenue from our live theatre operations.  Shown below is the revenue breakdown by country:

(Dollars in thousands)	2017	% of Revenue	2016	% of Revenue	2017 vs. 2016 Favorable/ (Unfavorable)
United States	$4,740	20%	$3,271	15%	45%
Australia	15,089	63%	13,728	65%	10%
New Zealand	4,159	17%	4,311	20%	(4)%
Total Segment Revenues	$23,988	100%	$21,310	100%	13%

Revenues for the quarter to date ended December 31, 2017 increased by 26%, or $1.3 million to $6.4 million compared to the same period in 2016.  This is primary due to a 29% increase in the New Zealand circuit, offset by reduced real estate revenues in the U.S. circuit due to redevelopment expansion projects of several of our properties.

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

Depreciation, amortization, general and administrative expenses for the quarter ended December 31, 2017 compared to the same period increased  $331,000 primarily due to increased general and administrative expenses in the U.S.

NON-SEGMENT RESULTS – 2017 vs. 2016

Gain on sale of assets

Net gain on sale of assets for 2017 increased by $9.0 million, primarily due to the gain on sale realized in 2017 on the settlement of the Burwood land of $9.3 million (AU$12.4 million), compared to the gain from the final closing of the second sale agreement of the Taupo property in New Zealand in the amount of $393,000 (NZ$585,000) realized in Q1, 2016.

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

Higher legal expenses in 2016 mainly relate to the defense of the derivative litigation, the arbitration of certain claims related to the termination of James J. Cotter, Jr. as our President and Chief Executive Officer and on a more limited basis, for the work undergone to improve corporate governance matters.  While the legal costs incurred by the Company were undoubtedly high, we believe that the majority of these costs were forced upon the Company as it became necessary to vigorously defend the Company’s position in the derivative litigation and to resolve Mr. Cotter, Jr.’s claims relating to his termination.  As such, these costs should be treated as non-recurring in nature.

For more information about the legal expense, please refer to Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

-  68  -

Casualty Gain

The $9.2 million represents the gain recognized on final insurance settlement relating to the earthquake damage on our Courtenay Central parking structure (excluding business interruption insurance recoveries). Our parking structure at Courtenay Central in Wellington, New Zealand was significantly damaged by the earthquake on November 14, 2016 and was subsequently demolished for safety reasons.  We filed an insurance claim to recover the impairment loss on the parking structure and the ancillary demolition costs. Refer to Note 20 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details.

Income tax expense

Income tax expense decreased by $758,000 or 18%, compared to 2016, mainly due to benefits recognized as the result of the dissolution of a non-operating overseas subsidiary, partially offset by an increase in pre-tax income and the provisional unfavorable effect of the Tax Act.  Please refer to Note 9 of the Notes to Consolidated Financial Statements in Part II of this Annual Report for further information.

Interest expense, net

Interest expense (net of interest income) decreased by $588,000, or 9%, compared to 2016, mainly due to a reduction in the average balance outstanding.  This was achieved due to the receipt of the insurance proceeds from the Courtenay Central parking structure of $20.0 million in May 2017, allowing us to fully pay down our Westpac loan in New Zealand.  Interest income also includes the $115,000 of interest levied on the STOMP arbitration award settlement.

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

Our real estate business is to complete the redevelopment of our Union Square property; to reassess and master-plan the Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; to continue the build-out of our Newmarket Village and Auburn ETCs and the master planning of the expansion of our Townsville ETC in Australia; to master plan and consider the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition, food and beverage, and grocery store uses; and in Manukau, New Zealand, to develop in concert with other major land owners, of plans for the development of the infrastructure needed to support the construction of income-producing improvements; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets.  We will also continue to explore potential synergistic acquisitions that may not readily fall into either our cinema or real estate segment.

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

-  69  -

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2018	2017	2016(2)	2015(2)	2014(2)
Net Cash from Operating Activities	$32,645	$23,851	$30,188	$28,574	$28,343
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$13,127	$13,668	$19,017	$19,702	$50,248
Unused borrowing facility	85,886	137,231	117,599	70,134	45,700
Restricted for capital projects(1)	30,318	62,280	62,024	10,263	—
Unrestricted capacity	55,568	74,951	55,575	59,871	45,700
Total resources at 12/31	99,013	150,899	136,616	89,836	95,948
Total unrestricted resources at 12/31	68,695	88,619	74,592	79,573	95,948
Debt-to-Equity Ratio
Total contractual facility	$252,929	$271,732	$266,134	$207,075	$201,318
Total debt (gross of deferred financing costs)	167,043	134,501	148,535	130,941	164,036
Current	30,393	8,109	567	15,000	38,104
Non-current	136,650	126,392	147,968	115,941	125,932
Total book equity	180,547	181,618	146,890	138,951	133,716
Debt-to-equity ratio	0.93	0.74	1.01	0.94	1.23
Changes in Working Capital
Working capital (deficit)(3)	$(55,270)	$(46,971)	$6,655	$(35,581)	$(15,119)
Current ratio	0.35	0.42	1.10	0.51	0.84
Capital Expenditures (including acquisitions)	$56,827	$76,708	$49,166	$53,119	$14,914

(1)

This relates to the construction facilities specifically negotiated for: (i) Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015.  The New Zealand construction loan expired December 31, 2018.

(2)

Certain 2015 balances included the restatement impact as a result of a change in accounting principle (see Note 2 – Summary of Significant Accounting Policies – Accounting Changes). For 2014, no changes made, except for the Stockholders’ Equity balance as of 12/31/2014, as we were not required to present the restatement numbers as of December 31, 2014 for the Balance Sheet. Certain 2017 and 2016 balances included the restatement impact as a result of a prior period financial statement correction of immaterial errors (see Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statement Correction of Immaterial Errors).

(3)

Typically our working capital (deficit) is negative as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

On March 2, 2017, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of Reading’s Class A Stock.  The Board on March 14, 2019, extended that program to March 2, 2021. There is currently $16.2 million of capacity remaining in that authorization.

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

At December 31, 2018, our consolidated cash and cash equivalents totaled $13.1 million. Of this amount, $7.6 million, $3.5 million and $2.0 million were held by our U.S., Australian and New Zealand operations, respectively.  Our current intention is to reinvest indefinitely Australian earnings but do not have the same plan for New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they could be subject to additional state income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt.  As noted in the preceding table, we have $55.6 million unused capacity of available corporate credit facilities at December 31, 2018.  In addition, we have $30.3 million unused capacity for Union Square development uses and construction funding.

-  70  -

The change in cash and cash equivalents for the three years ended December 31, 2018 is as follows:

				% Change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash provided by operating activities	$32,645	$23,851	$30,188	37%	(21)%
Net cash used in investing activities	(64,855)	(6,786)	(42,861)	(> 100)%	(> 84)%
Net cash provided by (used in) financing activities	33,210	(22,055)	11,246	> 100%	(> 100)%
Impact of exchange rate on cash	(1,541)	(359)	742	(> 100)%	(> 100)%
Net increase (decrease) in cash and cash equivalents	$(541)	$(5,349)	$(685)	90%	(> 100)%

Operating activities

2018 vs. 2017

Cash provided by operating activities for 2018 increased by $8.8 million, or 37%, to $32.6 million, primarily driven by $6.6 million increase in net operating assets and $1.8 million increase in cash inflows from operating activities.

2017 vs. 2016: Cash provided by operating activities for 2017 decreased by $6.3 million or 21%, to $23.9 million, primarily driven by a $16.4 million reduction in net working capital assets, partially offset by a $10.1 million increase in operational cash flows as a result of the decrease in corporate General and Administrative expense.

Investing activities

2018: In 2018, the $64.9 million used in investing activities was mainly related to $63.5 million in capital expenditures, primarily for expenditures in the U.S. for $45.9 million (Comprised mainly of Union Square, Mililani, Manville, and Digital Projector purchase) and $15.9 million in Australia (Comprised mainly of Newmarket, Auburn, Elizabeth and Charlestown).

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

Financing activities

2018: The cash provided by financing activities of $33.2 million in 2018 was primarily related to loan proceeds of $36.5 million; offset by repurchase of stock of $2.3 million as part of the 2017 $25.0 million stock buyback program.

2017: The $22.0 million of cash used in financing activities was primarily due to the $15.4 million in loan repayments (net of $91.0 million new loan advances), and $6.5 million used as part of the 2017 $25.0 million stock buyback program.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations as of December 31, 2018:

(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Debt - current and non-current portion(1)	$30,393	$43,960	$258	$270	$56,045	$8,204	$139,130
Subordinated debt(1)	—	—	—	—	—	27,913	27,913
Pension liability	684	684	684	684	684	1,934	5,354
Village East purchase option(2)	5,900	—	—	—	—	—	5,900
Lease obligations	30,921	25,792	25,228	23,802	20,642	89,239	215,624
Estimated interest on debt(3)	9,584	6,146	5,281	5,282	5,261	7,417	38,971
Total	$77,482	$76,582	$31,451	$30,038	$82,632	$134,707	$432,892

(1)	Information is presented gross of deferred financing costs.
(2)	Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.
(3)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims.

-  71  -

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

-  72  -

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

Besides the write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the 4th quarter of 2016, no other impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2018.  Refer to Note 20 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2018.

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

Recognition of Gift Card Breakage Income

Generally, our revenue recognition is not assessed as an area requiring significant judgment or estimation. Revenues from ticket and food and beverage sales are recognized when the service is provided – that is when the show has commenced, or the food provided. Transaction fees from online sales are recorded at the time of the online transaction.  In regards our real estate business, we execute lease contracts for existing tenancies, but revenue is recognized on a straight-line basis over the lease term.

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

Subsequent to this, on January 1, 2018, we adopted the new accounting standard ASC 606 Revenue from Contracts with Customers using the modified retrospective method. This adoption changed our revenue recognition policies for gift card breakage revenue to conform to the requirements of the new accounting standard. This adoption is described in detail in the section Note 2 – Summary of Significant Accounting Policies – Accounting Changes.

-  73  -

Tax valuation allowance and deferred taxes We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2018, we had recorded approximately $32.9 million of deferred tax assets (net of $1.6 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards and tax credit carry-forwards. These deferred tax assets were offset by a valuation allowance of $6.7 million resulting in a net deferred tax asset of $26.2 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.

Contingencies

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

In regards to our significant contingencies during 2018:

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

At December 31, 2018, approximately 36% and 14% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.5 million in cash and cash equivalents.  At December 31, 2017, approximately 40% and 15% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $4.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an decrease of $14.9 million for the year ended December 31, 2018.  As we continue to progress our acquisition and development activities in Australia and New Zealand, that the foreign currency effect on our earnings may be significant in the future.

-  74  -

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in the U.S., Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 63% and 73% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would result in an increase or decrease of $9.9 million and $4.5 million, respectively, and the change in our net income for the year would be $1.4 million and $43,000, respectively.  Presently, we have no plan to hedge such exposure.

With changes in the tax landscape caused by the Tax Cuts and Jobs Act of 2017, we may reconsider our strategy for financing operations and redevelopment projects in the three countries we are invested in, which may include increased borrowings from banks in higher-tax countries, and dividends to the U.S. from foreign subsidiaries, being mindful of withholding taxes on interest, and thin capitalization limitations on interest deduction in Australia and New Zealand.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $8.7 million and $23.6 million as of December 31, 2018 and 2017, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $1.4 million increase or decrease in our 2018 interest expense.

-  75  -

Item 8 – Financial Statements and Supplementary Data

-  76  -

-  77  -

-  78  -

-  79  -

-  80  -

-  81  -

-  82  -

Schedule II – Valuation and Qualifying Accounts	112

-  83  -

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

By: /s/ Ellen M. Cotter Ellen M. Cotter Chief Executive Officer March 18, 2019	By: /s/Gilbert Avanes Gilbert Avanes Interim Chief Financial Officer March 18, 2019

-  84  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONSOLIDATED FINANCIAL STATEMENTS)

Board of Directors and Stockholders

Reading International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Reading International, Inc.  and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an unqualified opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.

Los Angeles, CA

March 18, 2019

-  85  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(INTERNAL CONTROL OVER FINANCIAL REPORTING)

Board of Directors and Stockholders

Reading International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 18, 2019  expressed unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Los Angeles, California

March 18, 2019

-  86  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2018 and 2017

(U.S. dollars in thousands, except share information)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$13,127	$13,668
Receivables	8,045	13,050
Inventories	1,419	1,432
Prepaid and other current assets	7,667	5,325
Total Current Assets	30,258	33,475
Operating properties, net	257,667	264,724
Investment and development properties, net	86,804	61,254
Investment in unconsolidated joint ventures	5,121	5,304
Goodwill	19,445	20,276
Intangible assets, net	7,369	8,542
Deferred tax assets, net	26,235	24,746
Other assets	6,129	5,082
Total Assets	$439,028	$423,403
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$26,154	$34,359
Film rent payable	8,661	13,511
Debt – current portion	30,393	8,109
Derivative financial instruments - current portion	41	—
Taxes payable	1,710	2,938
Deferred current revenue	9,264	9,850
Other current liabilities	9,305	11,679
Total Current Liabilities	85,528	80,446
Debt – long-term portion	106,286	94,862
Derivative financial instruments - non-current portion	145	—
Subordinated debt	26,061	27,554
Noncurrent tax liabilities	11,530	12,274
Other liabilities	28,931	26,649
Total Liabilities	$258,481	$241,785
Commitments and Contingencies
Stockholders’ Equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,112,337 issued and 21,194,748 outstanding at December 31, 2018 and 33,019,565
issued and 21,251,291 outstanding at December 31, 2017	$232	$231
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2018 and 2017	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2018 and 2017	—	—
Additional paid-in capital	147,452	145,898
Retained earnings	47,616	33,056
Treasury shares, at cost	(25,222)	(22,906)
Accumulated other comprehensive income	6,115	20,991
Total Reading International, Inc. ("RDI") Stockholders’ Equity	176,210	177,287
Noncontrolling Interests	4,337	4,331
Total Stockholders’ Equity	$180,547	$181,618
Total Liabilities and Stockholders’ Equity	$439,028	$423,403

The accompanying Notes are an integral part of the Consolidated Financial Statements.

-  87  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Operations for the Three Years Ended December 31, 2018

(U.S. dollars in thousands, except share and per share data)

	2018	2017	2016(1)
Revenues
Cinema	$294,177	$263,464	$256,922
Real estate	15,208	16,415	13,944
Total Revenues	309,385	279,879	270,866
Costs and Expenses
Cinema	(225,791)	(207,447)	(198,523)
Real estate	(9,904)	(9,437)	(9,044)
Depreciation and amortization	(22,275)	(16,942)	(15,689)
General and administrative	(27,337)	(25,347)	(26,906)
Total Costs and Expenses	(285,307)	(259,173)	(250,162)
Operating Income	24,078	20,706	20,704
Interest expense, net	(6,837)	(6,194)	(6,782)
Casualty gain (loss)	—	9,217	(1,421)
Net (loss) / gain on sale of assets	(41)	9,360	393
Other income (expense)	(256)	588	(63)
Income before taxes and earnings of unconsolidated joint ventures	16,944	33,677	12,831
Equity earnings of unconsolidated joint ventures	974	815	999
Income before income taxes	17,918	34,492	13,830
Income tax expense	(3,420)	(3,380)	(4,138)
Net Income	$14,498	$31,112	$9,692
Less: Net income attributable to noncontrolling interests	132	11	14
Net Income attributable to RDI controlling interests	$14,366	$31,101	$9,678
Basic income per share attributable to RDI controlling interests	$0.62	$1.35	$0.42
Diluted income per share attributable to RDI controlling interests	$0.62	$1.34	$0.41
Weighted average number of shares outstanding–basic	22,991,277	23,041,190	23,320,048
Weighted average number of shares outstanding–diluted	23,208,991	23,247,969	23,521,157

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(1)	Certain prior year balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

-  88  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2018

(U.S. dollars in thousands)

	2018	2017	2016(1)
Net income	$14,498	$31,112	$9,692
Foreign currency translation gain (loss)	(14,903)	8,810	142
(Loss) on cash flow hedges	(137)	—	—
Others	149	125	127
Total Comprehensive Income (loss)	$(393)	$40,047	$9,961
Less: Net income attributable to noncontrolling interests	132	11	14
Less: Comprehensive income (loss) attributable to noncontrolling interests	(15)	19	(1)
Comprehensive (loss) income attributable to Reading International, Inc.	$(510)	$40,017	$9,948

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(1)	Certain prior year balances have been reclassified to conform to the 2017 presentation (see Note 2 – Summary of Significant Accounting Policies – Reclassifications).

-  89  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2018

(In thousands)

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2016	21,654	$229	1,680	$17	$143,815	$(7,723)	$(13,524)	$11,806	$134,620	$4,331	$138,951
Net income	—	—	—	—	—	9,678	—	—	9,678	14	9,692
Other comprehensive income (loss), net	—	—	—	—	—	—	—	269	269	(1)	268
Share-based compensation expense	—	—	—	—	609	—	—	—	609	—	609
Share repurchase plan	(181)	—	—	—	—	—	(2,850)	—	(2,850)	—	(2,850)
Class A common stock issued for share-based bonuses and options exercised	13	2	—	—	145	—	—	—	147	—	147
In-kind exchange of shares for the exercise of options, net issued	12	(1)	—	—	—	—	—	—	(1)	—	(1)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	268	268
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(194)	(194)
At December 31, 2016	21,498	$230	1,680	$17	$144,569	$1,955	$(16,374)	$12,075	$142,472	$4,418	$146,890
Net income	—	—	—	—	—	31,101	—	—	31,101	11	31,112
Other comprehensive income, net	—	—	—	—	—	—	—	8,916	8,916	19	8,935
Share-based compensation expense	—	—	—	—	1,000	—	—	—	1,000	—	1,000
Share repurchase plan	(410)	—	—	—	—	—	(6,532)	—	(6,532)	—	(6,532)
Class A common stock issued for share-based bonuses and options exercised	90	1	—	—	329	—	—	—	330	—	330
In-kind exchange of share for the exercise of options, net issued	23	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	50	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	193	193
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(310)	(310)
At December 31, 2017	21,251	$231	1,680	$17	$145,898	$33,056	$(22,906)	$20,991	$177,287	$4,331	$181,618
Net income	—	—	—	—	—	14,366	—	—	14,366	132	14,498
Adjustments to opening retained earnings on adoption of ASC 606	—	—	—	—	—	194			194	(2)	192
Other comprehensive income, net	—	—	—	—	—	—	—	(14,876)	(14,876)	(15)	(14,891)
Share-based compensation expense	—	—	—	—	1,458	—	—	—	1,458	—	1,458
Share repurchase plan	(149)	—	—	—	—	—	(2,316)	—	(2,316)	—	(2,316)
Class A common stock issued for share-based bonuses and options exercised	35	—	—	—	219	—	—	—	219	—	219
In-kind exchange of share for the exercise of options, net issued	13	1	—	—	(74)	—	—	—	(73)	—	(73)
Restricted Stock Units	45	—	—	—	(49)	—	—	—	(49)	—	(49)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	82	82
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(191)	(191)
At December 31, 2018	21,195	$232	1,680	$17	$147,452	$47,616	$(25,222)	$6,115	$176,210	$4,337	$180,547

The accompanying Notes are an integral part of the Consolidated Financial Statements.

-  90  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2018

(U.S. dollars in thousands)

	2018	2017	2016
Operating Activities
Net income	$14,498	$31,112	$9,692
Adjustments to reconcile net income to net cash flows from operating activities:
Equity earnings of unconsolidated joint ventures	(974)	(815)	(999)
Distributions of earnings from unconsolidated joint ventures	670	798	1,004
Gain recognized on foreign currency transactions	—	(563)	—
Net loss (gain) on sale of assets	41	(9,360)	(393)
Interest on hedged derivatives	5	—	—
Change in net deferred tax assets	(1,719)	4,117	(4,942)
Depreciation and amortization	22,275	16,942	15,689
Other amortization	1,161	1,406	1,797
Casualty (gain) loss	—	(9,217)	1,421
Share-based compensation expense	1,458	1,000	609
Net changes in operating assets and liabilities:
Receivables	2,868	(3,093)	1,296
Prepaid and other assets	(2,761)	350	(992)
Payments for accrued pension	(2,961)	—	—
Accounts payable and accrued expenses	2,107	(3,740)	2,843
Film rent payable	(4,525)	2,764	1,244
Taxes payable	(994)	(839)	(1,707)
Deferred revenue and other liabilities	1,496	(7,011)	3,626
Net cash provided by operating activities	32,645	23,851	30,188
Investing Activities
Purchases of and additions to operating and investment properties	(63,529)	(65,903)	(49,166)
Change in restricted cash	(1,326)	33	178
Demolition costs of operating property	—	(3,700)	—
Disposal of investment in unconsolidated joint ventures	—	(432)	—
Distributions from unconsolidated joint ventures	—	124	296
Cash settlement on insurance claim	—	18,415	5,000
Proceeds from sale of properties	—	44,677	831
Net cash used in investing activities	(64,855)	(6,786)	(42,861)
Financing Activities
Repayment of long-term borrowings	(54,374)	(106,449)	(63,748)
Proceeds from borrowings	90,895	91,030	81,616
Capitalized borrowing costs	(1,230)	(39)	(3,992)
Repurchase of Class A nonvoting common stock	(2,316)	(6,532)	(2,850)
Proceeds from stock option exercises	344	52	146
Noncontrolling interest contributions	82	193	268
Noncontrolling interest distributions	(191)	(310)	(194)
Net cash provided by/ (used in) financing activities	33,210	(22,055)	11,246
Effect of exchange rate on cash	(1,541)	(359)	742
Net (decrease) in cash and cash equivalents	(541)	(5,349)	(685)
Cash and cash equivalents at the beginning of the year	13,668	19,017	19,702
Cash and cash equivalents at the end of the year	$13,127	$13,668	$19,017
Supplemental Disclosures
Interest paid	$8,035	$4,880	$5,948
Income taxes paid, net	8,941	9,245	6,607
Non-Cash Transactions
Lease make-good accrual	$—	$—	$35
In-kind exchange of stock for the exercise of options, net	—	788	—
Additions to operating and investing properties through accrued expenses	3,969	10,804	—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

-  91  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for Three Years Ended December 31, 2018

________________________________________________________________________________________________________

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

Business Segments

Our business is comprised of two operating segments, as follows: (i) cinema exhibition and (ii) real estate.  Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate segment, we have acquired, and continue to hold, raw land in urban and suburban centers in New Zealand, Australia and the United States.

The tables below summarize the results of operations for each of our business segments.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	2018			2017			2016
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - Third party	$294,177	$15,208	$309,385	$263,464	$16,415	$279,879	$256,922	$13,944	$270,866
Inter-segment Revenue (1)	—	9,027	9,027	—	7,573	7,573	—	7,366	7,366
Total Segment Revenue	294,177	24,235	318,412	263,464	23,988	287,452	256,922	21,310	278,232
Operating expense
Cost of services and products - Third party	(225,791)	(9,904)	(235,695)	(207,447)	(9,436)	(216,883)	(198,523)	(9,044)	(207,567)
Inter-segment Cost of services (1)	(9,027)	—	(9,027)	(7,573)	—	(7,573)	(7,366)	—	(7,366)
Total of services and products (excluding depreciation and amortization)	(234,818)	(9,904)	(244,722)	(215,020)	(9,436)	(224,456)	(205,889)	(9,044)	(214,933)
Depreciation and amortization	(16,314)	(5,567)	(21,881)	(12,213)	(4,256)	(16,469)	(11,772)	(3,522)	(15,294)
General and administrative expense	(3,724)	(2,326)	(6,050)	(3,261)	(2,140)	(5,401)	(3,763)	(1,422)	(5,185)
Total operating expense	(254,856)	(17,797)	(272,653)	(230,494)	(15,832)	(246,326)	(221,424)	(13,988)	(235,412)
Segment operating income	$39,321	$6,438	$45,759	$32,970	$8,156	$41,126	$35,498	$7,322	$42,820

(1)	Inter-segment Revenues and Cost of services relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2018	2017	2016
Segment operating income	$45,759	$41,126	$42,820
Unallocated corporate expense:
Depreciation and amortization expense	(394)	(473)	(395)
General and administrative expense	(21,287)	(19,947)	(21,721)
Interest expense, net	(6,837)	(6,194)	(6,782)
Equity earnings of unconsolidated joint ventures	974	815	999
(Loss) gain on sale of assets	(41)	9,360	393
Casualty gain (loss)	—	9,217	(1,421)
Other (expense) income	(256)	588	(63)
Income before income taxes	$17,918	$34,492	$13,830

-  92  -

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	December 31,
(Dollars in thousands)	2018	2017
By segment:
Cinema	$138,850	$135,184
Real estate	263,783	249,622
Corporate (1)	36,395	38,597
Total assets	$439,028	$423,403
By country:
United States	$220,777	$188,639
Australia	156,768	169,412
New Zealand	61,483	65,352
Total assets	$439,028	$423,403

(1)	Corporate Assets includes cash and cash equivalents of $13.1 million and $13.7 million as of December 31, 2018 and 2017, respectively.

The following table sets forth our operating properties by country:

	December 31,
(Dollars in thousands)	2018	2017
United States	$95,710	$89,183
Australia	132,624	143,200
New Zealand	29,333	32,341
Total operating property	$257,667	$264,724

The table below summarizes capital expenditures for the three years ended December 31, 2018:

(Dollars in thousands)	2018	2017	2016
Segment capital expenditures	$56,795	$76,300	$49,023
Corporate capital expenditures	32	408	143
Total capital expenditures	$56,827	$76,708	$49,166

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

Our investment interests in certain joint venture arrangements, for which we own between 20% to 50% and for which we have no control over the operations, are accounted for as unconsolidated joint ventures, and hence, recorded in the consolidated financial statements under the equity method. These investment interests include our:

•	33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia;
•	50% undivided interest in the unincorporated joint venture that owns Rialto Cinemas.

-  93  -

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Hence, actual results may differ from those estimates.  Significant estimates and assumptions include, but are not limited to:

(i)	projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles);
(ii)	valuations of our derivative instruments;
(iii)	allocation of insurance proceeds to various recoverable components;
(iv)	recoverability of our deferred tax; and,
(v)	estimation of gift card and gift certificate breakage where we have concluded that the likelihood of redemption is remote.

Revenue Recognition

(i)	Cinema Exhibition Segment (all net of related taxes):
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
•

Breakage Income – recognized for unredeemed cards and certificates using the proportional method, whereby breakage revenue is recognized in proportion to the pattern of rights exercised by the customer when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts. This is based on a breakage ‘experience rate’ which is determined by historical redemption data;

•

Loyalty Income - a component of revenue from members of our loyalty programs relating to the earning of loyalty rewards is deferred until such a time as members redeem rewards, or until we believe the likelihood of redemption by the member is remote. Deferral is based on the progress made toward the next reward, the fair value of that reward, and the likelihood of redemption, determined by historical redemption data, and;

•	Advertising Revenues – recognized based on contractual arrangements or relevant admissions information, as appropriate, when the related performance obligation is satisfied.

(ii)	Real Estate Segment:
•

Property Rentals –we contractually retain substantially all of the risks and benefits of ownership of our real estate properties and therefore, we account for our tenant leases as operating leases.  Accordingly, rental revenue is recognized on a straight-line basis over the lease term; and,

•

Live Theatre License Fees – we have real property interest in and license theatre space to third parties for the presentation of theatrical productions. Revenue is recognized in accordance with the license agreement, and is typically recorded on a weekly basis after the performance of a show has occurred.

-  94  -

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

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant.  At December 31, 2018 and 2017, our restricted cash balance, included as part of prepaid and other current assets, was $1.3 million and $17,000, respectively.

Derivative Financial Instruments

From time-to-time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. Derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statement of Operations or, in the case of accounting hedges, in Other Comprehensive Income and then reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings. The cash flows from interest rate derivatives are classified as cashflows provided by operating activities in the Consolidated Cashflow Statement, as are the hedged transactions. As of December 31, 2018 and 2017 we have unfavorable derivative positions designated as accounting hedges of $186,000 and $nil, respectively.

Operating Properties, net

Our Operating Properties consist of land, buildings and improvements, leasehold improvements, fixtures and equipment, which we use to derive operating income associated with our two business segments, cinema exhibition and real estate.  Buildings and improvements, leasehold improvements, fixtures and equipment are initially recorded at the lower of cost or fair market value and depreciated over the useful lives of the related assets.  Land is not depreciated.  Expenditures relating to renovations, betterments or improvements to existing assets are capitalized if it improves or extends the lives of the respective assets and/or provides long-term future net cash inflows, including the potential for cost savings.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are generally as follows:

Building and improvements	15 – 60 years
Leasehold improvements	Shorter of the lease term or useful life of the improvement
Theater equipment	7 years
Furniture and fixtures	3 – 10 years

Investment and Development Properties, net

Investment and Development Properties consist of land, buildings and improvements under development, and their associated capitalized interest and other development costs that we are either holding for development, currently developing, or holding for investment appreciation purposes.  These properties are initially recorded at the lower of cost or fair market value.  Within this category are building and improvement costs directly associated with the development of potential cinemas (whether for sale or lease), the development of entertainment-themed centers (“ETCs”), or other improvements to real property. As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets. We cease cost capitalization (including interest) on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially

-  95  -

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2018, based on historical information and projected cash flow. We recorded a write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the Fourth Quarter of 2016, which was subsequently fully recovered through the final insurance settlement in May 2017.  Refer to Note 20 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2018.

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

Reading International Trust I is a VIE. It is not consolidated in our financial statements because we are not the primary beneficiary. We carry our investment in the Reading International Trust I, recorded under “Other Assets”, using the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of the entity. We eliminate transactions with an equity method entity to the extent of our ownership in such an entity.  Accordingly, our share of net income/(loss) of this equity method entity is included in consolidated net income/(loss). We have no implicit or explicit obligation to further fund our investment in Reading International Trust I.

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

-  96  -

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and or financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized on the effective interest method.  Net deferred financing costs are presented as a reduction in the associated debt account (see Note 10 – Borrowings) in line with our adoption of ASU 2015-03, which became effective since January 1, 2016.

Film Rental Costs

Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors.

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $2.4 million, $2.3 million, and $2.3 million 2018,  2017, and 2016, respectively.

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

Treasury Shares

In recent years, we repurchased our own Class A common shares as part of a publicly announced stock repurchase plan with no current intent for retiring those reacquired shares.  We account for these repurchases using the cost method and present these as a separate line within the Stockholders’ Equity section in our consolidated balance sheets.  Refer to Note 14 – Share-based Compensation and Repurchase Plans for further details of our stock buyback plan.

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

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred.  For the years ended December 31, 2018,  2017, and 2016, we recorded gains/(losses) relating to litigation settlement of $nil,  $1.8 million, and $415,000, respectively.

-  97  -

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

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2018:

	As of and for the year ended December 31, 2018	As of and for the year ended December 31, 2017	As of and for the year ended December 31, 2016
Spot Rate
Australian Dollar	0.7046	0.7815	0.7230
New Zealand Dollar	0.6711	0.7100	0.6958
Average Rate
Australian Dollar	0.7479	0.7670	0.7440
New Zealand Dollar	0.6930	0.7111	0.6973

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

The Tax Act creates a new requirement for U.S. corporations to include in U.S. taxable income certain earnings of their foreign subsidiaries, effective beginning tax year 2018. The Global Intangible Low Taxed Income (“GILTI”) framework introduces a new tax on foreign earnings of U.S. based consolidated groups. We record taxes related to GILTI as a current-period expense when incurred.

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

-  98  -

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

Accounting Changes

Recently Adopted and Issued Accounting Pronouncements

Adopted:

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

-  99  -

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows:

	Year Ended December 31, 2018
(Dollars in thousands)	As Reported, December 31, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Revenues
Cinema	$294,177	$293,970	$207
Income tax expense	(3,420)	(3,356)	64
Net income	$14,498	$14,641	$143

(Dollars in thousands)	As Reported, December 31, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Assets
Deferred income taxes	$26,235	$26,299	$(64)
Liabilities
Deferred current revenue	$9,264	$9,471	$(207)
Stockholders' Equity
Retained earnings	$47,616	$47,473	$143

Refer to Note 2 – Summary of Significant Accounting Policies for a description of our new revenue recognition policies, and to Note 1- Description of Business and Segment Reporting for a disaggregation of our revenue sources.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows, Topic 230: Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This standard requires that amounts generally described as restricted cash and cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. The adoption of ASU 2016-18 did not have a material effect on our consolidated statement of cash flows.

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard applies to eight (8) specific cash flow classification issues, reducing the current and potential future diversity in the presentation of certain cash flows. The adoption of ASU 2016-15 did not have a material effect on our consolidated statement of cash flows.

On January 1, 2018, the Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard (i) requires that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) specifies how to present the service cost component and the other components of net benefit cost in the income statement and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization.  The adoption of ASU 2017-07 did not have a material effect on our consolidated financial statements.

-  100  -

On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU provides that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a “business”, thus reducing the number of transactions that need further evaluation for business combination.   The adoption of ASU 2017-01 did not have a material effect on our current consolidated financial statements, and we do not expect it to be applicable to our consolidated financial statements in the near term unless we enter into a definitive business acquisition transaction.

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

Further, in March 2016, the FASB issued ASU 2016-07,  Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  This new guidance effectively removes the retroactive application imposed in current guidance when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The new standard became effective for the Company on January 1, 2017.  The adoption of ASU 2016-07 did not have a material impact on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control.  This new guidance alters how a decision maker needs to consider interests in a variable interest entity (“VIE”) held through an entity under common control and amends the previously issued ASU 2015-02. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The new standard became effective for the Company on January 1, 2017.  The adoption of ASU 2016-17 did not have a material impact on the consolidated financial statements and related disclosures.

Issued:

❖	ASUs Effective 2019 and Beyond
•	New Lease Accounting Model (ASU 2016-02, Leases: Topic 842)

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard is effective for us beginning January 1, 2019, with early adoption permitted. We have not elected to early adopt this standard, and instead are adopting this standard on its effective date. Our implementation project is substantially complete. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information. We are electing all available practical expedients, and transitioning using the modified retrospective approach.

The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged. Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases of approximately $250.0 million as of January 1, 2019.

-  101  -

•	Goodwill Impairment Simplification (ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment)

Issued by FASB in January 2017, this new guidance removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. The new guidance is effective for the Company on January 1, 2020, including interim periods within the year of adoption.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

Prior period financial statement correction of immaterial errors

During the third quarter of 2018, we identified immaterial errors related to the accounting for straight line rent receivable from tenants in our real estate operations dating back to 2015. These errors resulted in an understatement of real estate revenue for certain prior periods.

We assessed the materiality of these errors on our financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the aggregate amount of $440,000 related to the prior period immaterial errors through June 30, 2018, would have been material to the quarterly accounts within our three months to September 30, 2018, Consolidated Statements of Income. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein.

The following is a summary of the previously issued financial statement line items for all periods and statements included in this Form 10-K report.

Consolidated Statements of Income:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Real estate revenue	$16,270	145	16,415	$13,551	393	13,944
Total revenue	279,734	145	279,879	270,473	393	270,866
Operating income	20,561	145	20,706	20,311	393	20,704
Income before income taxes	34,347	145	34,492	13,437	393	13,830
Income tax expense	(3,337)	(43)	(3,380)	(4,020)	(118)	(4,138)
Net income	31,010	102	31,112	9,417	275	9,692
Net income attributable to Reading International, Inc. common shareholders	30,999	102	31,101	9,403	275	9,678

Basic earnings per share	$1.35	—	1.35	$0.40	0.02	0.42
Diluted earnings per share	1.33	0.01	1.34	0.40	0.01	0.41

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2016	$138,951	—	138,951
Net income	9,403	275	9,678
Equity at December 31, 2016	146,615	275	146,890

Equity at January 1, 2017	146,615	275	146,890
Net income	30,999	102	31,101
Equity at December 31, 2017	181,241	377	181,618

-  102  -

	As at December 31, 2017
(Dollars in thousands)	As Reported	Adjustment	As Revised
Deferred tax assets	$24,908	(162)	24,746
Other assets	4,543	539	5,082
Total assets	423,026	377	423,403

Retained earnings	$32,679	377	33,056
Total stockholders' equity	181,241	377	181,618

Consolidated Statements of Cash Flows:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$31,010	102	31,112	$9,417	275	9,692
Change in net deferred tax assets	4,073	44	4,117	(5,060)	118	(4,942)
Prepaid and other assets	496	(146)	350	(599)	(393)	(992)
Net cash provided by operating activities	23,851	—	23,851	30,188	—	30,188

Change in Accounting Principle during the fourth quarter of fiscal year 2016

Prior to 2014, we recognized revenue for our gift cards and gift certificates issued in the U.S., which do not expire and have no dormancy fees, only when they were redeemed. At the end of the fourth quarter of 2016, we determined that we have sufficient historical information to recognize breakage income on them.  Based on our review of our own historical redemption patterns using company-wide data accumulated over many years, we considered it preferable to estimate and record a certain percentage of our gift card and gift certificate sales as breakage income as it better reflects of our historical redemption patterns and our earnings process.  Effectively, we concluded that a portion of these sales may have a remote likelihood of redemption based on our own historical redemption patterns and thus de-recognized the liability associated with them.  The adoption of ASC 606 in 2018, as described in “Recently Adopted and Issued Accounting Pronouncements,” has superseded this change.

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

-  103  -

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2018:

(Dollars in thousands, except share and per share data)	2018	2017	2016
Numerator:
Net income attributable to RDI common stockholders	$14,366	$31,101	$9,678
Denominator:
Weighted average shares of common stock – basic	22,991,277	23,041,190	23,320,048
Weighted average dilutive impact of stock-based awards	217,714	206,779	201,109
Weighted average shares of common stock – diluted	23,208,991	23,247,969	23,521,157
Basic EPS attributable to RDI common stockholders	$0.62	$1.35	$0.42
Diluted EPS attributable to RDI common stockholders	$0.62	$1.34	$0.41
Awards excluded from diluted EPS	276,681	149,841	92,500

NOTE 4 – REAL ESTATE TRANSACTIONS

Discussed below are the real estate transactions affecting the presentation in our consolidated balance sheets as of December 31, 2018 and 2017, and the profitability determination in our consolidated statements of income for the three years ended December 31, 2018:

Real Estate Sales

Landholding in Burwood, Australia (Initiated 2015, Settled 2017)

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6 acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia, “Frasers”) for a purchase price of $50.6 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014, $16.6 million (AU$21.8 million) on June 19, 2017 and final settlement on December 14, 2017 of $28.1 million (AU$36.6 million).

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

Real Estate Acquisitions

Building & Landholding in Auburn, Australia (Asset Acquisition, 2018)

On June 29, 2018, we purchased a property for $3.5 million (AU$4.5 million) in Auburn (Sydney area), Australia. Final settlement was made on October 11, 2018. The property which borders our Redyard ETC in Auburn on three sides and consists of an approximately 16,830 square foot building located on an estimated 20,870 square foot lot, is subject to a lease to Telstra Corporation through July 2022.  This will allow us time to plan for its efficient integration into our ETC.  Including this acquisition, our Redyard ETC represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway and approximately 147,000 square feet of net rentable area.

Landholding Acquisition in Townsville, Australia (Asset Acquisition, 2018)

On June 13, 2018, we acquired a 163,000 square foot (15,150 square meter) parcel of land at our Cannon Park ETC, in connection with the restructuring of our relationship with the adjacent landowner. Prior to the restructuring, this parcel was commonly owned by us and the adjoining landowner. In the restructuring, the adjoining landowner conveyed to us its interest in the parcel for AU$1. Incident to that transaction, we granted the adjoining landowner certain access rights with respect to that parcel.

-  104  -

NOTE 5 – PROPERTIES AND EQUIPMENTS

Operating Property, Net

Property associated with our operating activities is summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Land	$75,689	$76,457
Building and improvements	149,734	153,232
Leasehold improvements	55,299	48,481
Fixtures and equipment	167,943	145,033
Construction-in-progress	3,478	26,000
Total cost	452,143	449,203
Less: accumulated depreciation	(194,476)	(184,479)
Operating Properties, net	$257,667	$264,724

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2018 and 2017 are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Building and improvements
Gross balance	$67,887	$71,749
Accumulated depreciation	17,709	17,585
Net Book Value	$50,178	$54,164

Depreciation expense for operating property was $19.5 million, $14.0 million, and $15.1 million for the year ended December 31, 2018,  2017 and 2016, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Land	$24,371	$25,025
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	60,533	34,329
Investment and development property, net	$86,804	$61,254

For the year ended December 31, 2018 and 2017, we capitalized interest charges of $3.3 million and $1.2 million pertaining to our on-going development projects.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.  The table below summarizes our active investment holdings in two unconsolidated joint ventures:

		December 31,
(Dollars in thousands)	Interest	2018	2017
Mt. Gravatt	33.3%	$3,861	$4,118
Rialto Cinemas	50.0%	1,260	1,186
Total Joint Ventures		$5,121	$5,304

-  105  -

Our recorded share of equity earnings from our investments in unconsolidated joint ventures are as follows:

(Dollars in thousands)	2018	2017	2016
Mt. Gravatt	$690	$726	$805
Rialto Cinemas	284	89	194
Rialto Distribution	—	—	—
Total equity earnings	$974	$815	$999

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

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2017	$14,604	$5,224	$19,828
Foreign currency translation adjustment	448	—	448
Balance at December 31, 2017	$15,052	$5,224	$20,276
Foreign currency translation adjustment	(831)	—	(831)
Balance at December 31, 2018	$14,221	$5,224	$19,445

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2018.  The assessment results indicated that there is no impairment to our goodwill as of December 31, 2018.

The tables below summarize intangible assets other than goodwill:

	December 31, 2018
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,592	$7,254	$1,951	$37,797
Less: Accumulated amortization	(24,145)	(5,207)	(1,076)	(30,428)
Net intangible assets other than goodwill	$4,447	$2,047	$875	$7,369

	December 31, 2017
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,860	$7,254	$1,139	$37,253
Less: Accumulated amortization	(23,292)	(4,936)	(483)	(28,711)
Net intangible assets other than goodwill	$5,568	$2,318	$656	$8,542

We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 30 years; and other intangible assets over their estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $496,000 and $421,000 as

-  106  -

of December 31, 2018 and 2017).  For the years ended December 31, 2018,  2017, and 2016, our amortization expense was $1.9 million, $1.7 million, and $1.9 million, respectively.

As of December 31, 2018, the estimated amortization expense for our amortizable intangibles, in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2019	$1,342
2020	979
2021	840
2022	750
2023	729
Thereafter	2,233
Total future amortization expense	$6,873

NOTE 8 – PREPAID AND OTHER ASSETS

Prepaid and other assets are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Prepaid and other current assets
Prepaid expenses	$1,761	$1,625
Prepaid taxes	646	653
Income taxes receivable	2,704	1,686
Prepaid rent	930	1,055
Deposits	242	243
Restricted cash	1,342	17
Investments in marketable securities	42	46
Total prepaid and other current assets	$7,667	$5,325
Other non-current assets
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	4,150	3,103
Long-term deposits	7	7
Total non-current assets	$6,129	$5,082

NOTE 9 - INCOME TAXES

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  The Tax Act significantly changed the U.S. corporate income tax law by lowering the statutory corporate tax rate from 35% to 21%, imposed a one-time mandatory repatriation tax on deferred earnings of foreign subsidiaries, and changed how foreign earnings are subject to U.S. tax.  As the result of the Tax Act and under the guidance of the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118, we recorded a provisional tax expense of approximately $13.0 million for the impact of the Tax Act in the fourth quarter of 2017. During the fourth quarter of 2018, upon finalizing the analysis of the impact from the Tax Act, we recorded a tax benefit of $2.3 million as an adjustment to the provisional estimate, for a net tax impact of $10.7 million.  The $2.3 million is comprised of an adjustment of $1.2 million to the impact of the one-time mandatory repatriation tax on previously undistributed earnings of our foreign subsidiaries and $1.1 million from the re-measurement of federal net deferred tax liabilities resulting from the reduction in the U.S. statutory corporate tax rate.

-  107  -

Income before income taxes includes the following:

(Dollars in thousands)	2018	2017	2016
United States	$(3,039)	$(5,143)	$(1,886)
Foreign	19,983	38,820	14,717
Income before income taxes and equity earnings of unconsolidated joint ventures	$16,944	$33,677	$12,831
Equity earnings of unconsolidated joint ventures:
United States	—	—	—
Foreign	974	815	999
Income before income taxes	$17,918	$34,492	$13,830

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2018	2017	2016
Current income tax expense (benefit)
Federal (1)	$297	$(7,846)	$2,982
State	382	775	675
Foreign	6,158	7,079	4,685
Total	6,837	8	8,342
Deferred income tax expense (benefit)
Federal	(3,869)	3,654	(4,197)
State	22	(2,351)	(422)
Foreign	430	2,069	415
Total	(3,417)	3,372	(4,204)
Total income tax expense	$3,420	$3,380	$4,138

(1)	The 2017 amount includes a federal tax benefit of $7,785 related to changes in unrecognized tax benefits and related interest.

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Deferred Tax Assets:
Net operating loss carry-forwards	$8,199	$8,579
Alternative minimum tax credit carry-forwards	1,117	939
Foreign Tax Credit	2,715	—
Compensation and employee benefits	3,906	4,146
Deferred revenue	2,266	2,500
Accrued expenses	6,916	6,017
Accrued taxes	2,086	2,440
Land and property	7,373	8,457
Other	—	106
Total Deferred Tax Assets	34,578	33,184
Deferred Tax Liabilities:
Intangibles	(1,256)	(1,087)
Cancellation of indebtedness	—	(481)
Other	(367)	—
Total Deferred Tax Liabilities	(1,623)	(1,568)
Net deferred tax assets before valuation allowance	32,955	31,616
Valuation allowance	(6,720)	(6,870)
Net deferred tax asset	$26,235	$24,746

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. We believe the evidence connected with

-  108  -

New Zealand loss carryforwards and certain US state loss carryforwards do not support a conclusion of being more-likely-than-not to be realized. Accordingly as of December 31, 2018, we recorded a valuation allowance of $6.7 million.

As of December 31, 2018, we had the following carry-forwards:

•	approximately $2.2 million in U.S. alternative minimum tax credit carry-forwards with no expiration date and $1.1 million is refundable beginning tax year 2018;
•	approximately $11.7 million in Federal loss carryforwards expiring in 2037;
•	approximately $4.9 million in California loss carryforwards expiring in 2037;
•	approximately $1.8 million in Hawaii loss carryforwards expiring in 2037;
•	approximately $43.3 million in New York state loss carryforwards expiring in 2034;
•	approximately $43.3 million in New York city loss carryforwards expiring in 2034; and,
•	approximately $8.1 million in available New Zealand loss carry-forwards with no expiration date.

We expect no substantial limitations on the future use of U.S. or foreign loss carry-forwards.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2018	2017	2016
Expected tax provision	$3,763	$12,073	$4,704
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	1,874	(2,160)	(668)
Change in valuation allowance	(451)	(905)	129
State and local tax provision	405	(541)	307
Prior year adjustments	41	(79)	(954)
Unrecognized tax benefits	438	(8,498)	262
Advance to Overseas Subsidiary	—	(7,620)	—
Impact of Tax Act	(2,265)	13,018	—
Non-taxable insurance proceeds	—	(1,871)	—
GILTI	193	—	—
Foreign Tax Credit	(846)	—	—
Other	268	(37)	358
Total income tax expense	$3,420	$3,380	$4,138

The undistributed earnings of the Company's Australian subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for state income taxes has been provided on such undistributed earnings. Due to the 2017 enactment of the Tax Act, future repatriations of foreign earnings will generally not be subject to U.S. federal taxation but may incur minimal state taxes.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2018, 2017, and 2016:

(Dollars in thousands)	2018	2017	2016
Unrecognized tax benefits – gross beginning balance	$3,123	$11,480	$11,022
Gross increase (decrease) - prior year tax positions	2,304	(7,905)	133
Gross increase (decrease) - current period tax positions	—	—	325
Settlements	(718)	(452)	—
Unrecognized tax benefits – gross ending balance	$4,709	$3,123	$11,480

As of December 31, 2018 and 2017, if recognized, $4.7 million and $3.1 million respectively, of the unrecognized tax benefits would impact the Company’s effective tax rate.

We record interest and penalties related to income tax matters as part of income tax expense. During the year ended December 31, 2017, we recorded an increase to tax interest of $203,000, resulting in a total $9.1 million in interest. During the year ended December 31, 2018, we recorded an increase to tax interest of $430,000, resulting in a total $9.5 million in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax

-  109  -

positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2018, revaluation of current uncertain tax positions, and expiring statutes of limitations.

Generally, changes to our federal and most state income tax returns for the calendar year 2014 and earlier are barred by statutes of limitations. Certain U.S. subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us. These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years. Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 12 – Commitments and Contingencies.

As of December 31, 2018, federal income tax returns for 2015 and after are open for examination, with the 2015 return being currently under examination. California worldwide unitary income tax returns for 2014 and after are open for examination, but an examination of 2013 through 2015 has been completed. Income tax returns filed in Puerto Rico for 2014 and after are open for examination. Australia income tax returns for calendar years 2013 and after are open for examination.  A review of returns for 2014 and 2015 has been completed with final terms under negotiation.  Generally, New Zealand returns for 2015 and after remain open for examination.  An examination of New Zealand income tax returns for calendar year 2009 and after have been completed with one issue remaining unsettled, for which a litigation claim has been filed.

NOTE 10 – BORROWINGS

The Company’s borrowings at December 31, 2018 and 2017, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2018
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,061	6.52%	6.52%
Bank of America Credit Facility (USA)	May 1, 2020	55,000	25,000	25,000	5.02%	5.02%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	—	—	5.48%	5.48%
Banc of America digital projector loan (USA)	December 28, 2019	2,604	2,604	2,604	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,086	19,086	18,838	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	November 1, 2023	8,000	8,000	7,857	4.88%	4.88%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,495	9,495	9,373	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	27,182	25,280	6.76% / 12.51%	8.35%
Denominated in foreign currency ("FC")(2)
NAB Corporate Loan Facility (AU)	December 31, 2023	46,856	37,696	37,660	3.05%	3.05%
Westpac Corporate Credit Facility (NZ)	December 31, 2023	21,475	10,067	10,067	3.80%	3.80%
Total		$252,929	$167,043	$162,740

(1)

Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of December 31, 2018.

(2)	The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2018.
(3)	Net of deferred financing costs amounting to $4.3 million.

-  110  -

	As of December 31, 2017
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(3)	Stated Interest Rate	Effective Interest Rate (1)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$27,554	5.38%	5.38%
Bank of America Credit Facility (USA)	November 28, 2019	55,000	31,000	31,000	4.57%	4.57%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	—	—	4.57%	4.57%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,500	19,500	19,105	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	June 1, 2018	7,500	7,500	7,470	4.13%	4.13%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,719	9,719	9,582	4.64%/4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	8,000	5,033	5.81%	5.81%
Denominated in FC (2)
NAB Corporate Loan Facility (AU)	June 30, 2019	51,970	30,869	30,781	3.66%	3.66%
Westpac Bank Corporate (general/non-construction) Credit Facility (NZ)	December 31, 2019	24,850	—	—	3.70%	3.70%
Westpac Bank Corporate (-construction) Credit Facility (NZ)	December 31, 2019	12,780	—	—	3.70%	3.70%
Total		$271,732	$134,501	$130,525

(1)

Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of December 31, 2017.

(2)	The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollar based on exchange rates as of December 31, 2017.
(3)	Net of deferred financing costs amounting to $4.0 million.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

(Dollars in thousands)	December 31,
Balance Sheet Caption	2018	2017
Debt - current portion	$30,393	$8,109
Debt - long-term portion	106,286	94,862
Subordinated debt	26,061	27,554
Total borrowings	$162,740	$130,525

Debt denominated in USD

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theaters, with a loan for a five year term of $8.0 million. Such modification was not considered to be substantial under US GAAP.

Banc of America Digital Projector Loan

On February 5, 2018, we purchased our U.S. digital cinema projectors, which had previously been held on operating leases, using a $4.6 million loan from Banc of America. We made further U.S. digital cinema projector purchases, of projectors similarly held on other operating leases, in March and April 2018, increasing this loan to $4.9 million. This loan carries an interest rate of 5% and is due and payable on December 28, 2019.

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

-  111  -

Presented in the table below is the breakdown of the Union Square construction financing as of December 31, 2018:

(Dollars in thousands)		Facility Limits and Advances
Financing Component	Lender	Facility Limit	Advanced -to-Date	Remaining Facility	Interest Rate(1)	Maturity Date(2)
Mezzanine loan	Tammany Mezz Investor LLC	$7,500	$7,500	$—	Greater of (i) 10.50% and (ii) Adjusted LIBOR + 10%	December 29, 2019
Senior loan	Bank of the Ozarks	8,000	8,000	—	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Building loan	Bank of the Ozarks	31,130	10,603	20,527	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Project loan	Bank of the Ozarks	10,870	1,079	9,791	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2019
Total Union Square Financing		$57,500	$27,182	$30,318

(1)	Not to exceed the New York State maximum lawful borrowing rate, which typically is 16%.
(2)	Allowable for up to two (2) extension request options, one (1) year for each extension request.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten-year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%.  This loan provided for a second loan upon completion of certain improvements.  On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Bank of America Line of Credit

In October 2016, the term of this $5.0 million line of credit was extended for another two (2) years until October 31, 2019.  Such modification was not considered to be substantial under US GAAP.

Cinemas 1,2,3 Term Loan and Line of Credit

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15 million Santander Bank term loan with a new lender, Valley National Bank.  This new $20.0 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25% per annum, with principal installments and accruing interest paid monthly. The new loan matures on September 1, 2019, with a one-time option to extend maturity date for another year. The Company presently intends to exercise that option and to extend the maturity date until September 1, 2020.

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment reduces the applicable consolidated leverage ratio covenant by 0.25% and modifies the term of the facility based on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial in accordance with U.S. GAAP. On March 5, 2019, this Credit Facility was extended for six (6) months to May 1, 2020.

Trust Preferred Securities (“TPS”)

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust over which we have significant influence, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheets.  Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to re-fix the rate at the current market rate at that time. There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full. We may pay off the debt after the first five years at 100% of the principal amount without any penalty. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt. The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level. However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a payment of $270,000 in December 2014. The covenant waiver expired January 1, 2018, after which a further covenant waiver was secured on October 11, 2018 for the remaining term of the loan, in consideration of payments totaling $1.6 million, consisting of an

-  112  -

initial payment of $1.1 million paid on October 31, 2018, and a further contractual obligation to pay $270,000 in October 2021 and $225,000 in October 2025.

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

During the three years ended December 31, 2018, we paid $1.4 million in 2016 and 2017 and $1.6 million in 2018 in preferred dividends to unrelated investors that are included in interest expense. At December 31, 2018 and 2017, we had preferred dividends payable of $299,000 and $250,000, respectively.  Interest payments for this loan are required every three months.

Debt denominated in foreign currencies

Australian NAB Corporate Loan Facility

On March 15, 2019, we amended our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB) from a facility comprised of (i) a AU$66.5 million loan facility with an interest rate of 0.95% above the Bank Bill Swap Bid Rate (“BBSY) and a maturity date of June 30, 2019 and (ii) a bank guarantee of AU$5.0 million at a rate of 1.90% per annum into a (i) AU$120.0 million Corporate Loan facility at rates of 0.85%-1.3% above BBSY depending on certain ratios with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Prior to this, on June 12, 2018, we had extended the maturity of these facilities from June 30, 2019, to December 31, 2019. Such modifications of this particular term loan were not considered to be substantial under US GAAP.

New Zealand Westpac Bank Corporate Credit Facility

On December 20, 2018, we restructured our Westpac Corporate Credit Facilities. The maturity of the 1st tranche (general/non-construction credit line) was extended to December 31, 2023, with the available facility being reduced from NZ$35.0 million to NZ$32.0 million. The facility bears an interest rate of 1.75% above the Bank Bill Bid Rate on the drawn down balance and a 1.1% line of credit charge on the entire facility. The 2nd tranche (construction line) with a facility of NZ$18.0 million was removed.

As of December 31, 2018, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2019	$30,393
2020	43,960
2021	258
2022	270
2023	56,045
Thereafter	36,117
Total future principal debt payments	$167,043

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represents a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

-  113  -

NOTE 11 – PENSION AND OTHER LIABILITIES

Other liabilities including pension are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Current liabilities
Liability for demolition and remediation costs(1)	$2,630	$2,781
Lease liability(2)	5,900	5,900
Accrued pension(3)	684	2,907
Security deposit payable	84	91
Other	7	—
Other current liabilities	$9,305	$11,679
Other liabilities
Straight-line rent liability	$16,362	$13,444
Accrued pension(3)	4,670	5,228
Lease make-good provision	5,614	5,648
Environmental reserve	1,656	1,656
Deferred Revenue - Real Estate	32	18
Acquired leases	91	186
Other	506	469
Other liabilities	$28,931	$26,649

(1)	Refer to Note 20 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for details on the estimation of the demolition costs for our Courtenay Central parking structure.
(2)	Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema. See below for more information.
(3)	Represents the pension liability associated with the Supplemental Executive Retirement Plan explained below.

Lease Liability - Village East Purchase Option

Our Village East lease includes a call option pursuant to which we may purchase the cinema ground lease for $5.9 million at the end of the lease term in June 2020.  Additionally, our lease has a put option pursuant to which SHC may require our Company to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each. Because our late Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $5.9 million presented under other liabilities which accreted up to the $5.9 million liability through July 1, 2013 (see Note 19 – Related Parties).  As the put option has been exercisable by SHC since July 1, 2013, the lease liability has been classified as part of other current liabilities.

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

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $5.4 million and $8.1 million as of December 31, 2018 and 2017, respectively.  The benefits of our pension plans are fully vested and therefore no service costs were recognized 2018 and 2017.  Our pension plans are unfunded.

-  114  -

The change in the SERP pension benefit obligation and the funded status are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Benefit obligation at January 1	$8,135	$7,955
Interest cost	180	180
Payments made	(2,961)	—
Actuarial gain	—	—
Benefit obligation at December 31	$5,354	$8,135
Funded status at December 31	$(5,354)	$(8,135)

Amounts recognized in the balance sheet consists of:

	December 31,
(Dollars in thousands)	2018	2017
Current liabilities	$684	$2,907
Other liabilities - Non current	4,670	5,228
Total pension liability	$5,354	$8,135

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Net periodic benefit cost
Interest cost	$180	$180
Amortization of prior service costs	—	—
Amortization of net actuarial gain	154	127
Net periodic benefit cost	$334	$307
Items recognized in other comprehensive income
Amortization of net loss	(154)	(127)
Total recognized in other comprehensive income	$(154)	$(127)
Total recognized in net periodic benefit cost and other comprehensive income	$180	$180

Items not yet recognized as a component of net periodic pension cost consist of the following:

	December 31,
(Dollars in thousands)	2018	2017
Unamortized actuarial loss	$2,438	$2,592
Accumulated other comprehensive loss	$2,438	$2,592

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2018:

(Dollars in thousands)	Estimated Future Pension Payments
2019	$684
2020	684
2021	684
2022	684
2023	684
Thereafter	1,934
Total pension payments	$5,354

-  115  -

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

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2018	As of and for the year ended December 31, 2017
Lease make-good provision, at January 1	$5,648	$5,146
Liabilities incurred during the year	—	—
Liabilities settled during the year	—	—
Accretion expense	292	282
Effect of changes in foreign currency	(326)	220
Lease make-good provision, at December 31	$5,614	$5,648

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Insofar as our Company is aware, there are no claims, arbitration proceedings, or litigation proceedings that constitute potentially material contingent liabilities of our Company.  Discussed below are certain matters which, however, have been significant to our Company and/or which may, depending upon the outcome of certain appeals, be significant to our Company.

The following table identifies our known commitments and contingencies as of December 31, 2018:

Categories	Nature; Company Policy on Recognition and/or Disclosure(2)	Discussion Reference
COMMITMENTS
• Lease commitments(1)	Off-balance sheet disclosures relating to future minimum lease payments, mostly related to our operating cinemas on leased-facility models.	Refer to Note 18 - Leases
CONTINGENCIES
• Insurance gain contingencies and derivative loss contingencies on demolition costs relating to recent earthquake incident

Gain contingencies relating to an insurance claim are recognized once collectability is probable; related loss contingencies is recognized when there are probable likelihood of incurrence and amount is reasonably estimable.

Refer to Note 20 – Insurance Recoveries on Impairment and Related Losses Recoverable due to Earthquake.
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

-  116  -

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

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) examined the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997. CRG was a stand-alone entity in the year of audit but is now a wholly-owned subsidiary of the Company. In Tax Court, CRG and the IRS agreed to compromise the claims made by the IRS against CRG, and the court order was entered on January 6, 2011.  As of December 31, 2018, the remaining federal tax obligation was $3.0 million. For additional information, see Note 9 – Income Taxes.

Cotter Jr. Related Litigation Matters

The following table provides a list of legal matters and current status relating to the termination of  James J. Cotter, Jr.’s (“Cotter, Jr.”) as our Company’s president and chief executive officer, to Cotter, Jr.’s subsequent derivative action brought against the Company and our directors alleging, among other things, that such termination violated the fiduciary duties of such directors, and to Cotter, Jr.’s efforts to cause a change of control of the Company.

-  117  -

Description	Plaintiff	Filed with	Current Status

•  Cotter, Jr. Derivative Litigation against all Director:  James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V

	Cotter, Jr.	Nevada District Court

Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company.   Cotter, Jr. has appealed both judgements.   Our application for $5.9 million in attorneys fees was denied, and we have appealed that determination.   The issues on appeal are currently being briefed.   No date for oral argument has been set.   It is unlikely that any hearing will be held this year.

• Employment Agreement Arbitration: Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015	RDI	American Arbitration Association

While our Company is the named claimant, this matter relates essentially to Cotter, Jr.’s claims for compensation and damages related to his termination as our Company’s president and chief executive officer.   The Arbitrator has determined that, while Cotter, Jr. had breached his obligations under his Employment Agreement with our Company, Cotter, Jr’s failure to resign as an officer and/director of our Company was not sufficiently material to allow our Company relief from its obligations under the Employment Agreement to pay certain specified separation amounts, totaling $313,000 (the “Separation Payment Amount”) plus interest at the rate of 10% from June 12, 2016, until the award was paid in full on March 6, 2019.

The Arbitrator denied on substantive grounds Cotter, Jr’s claims for consequential damages and for damages based on various tort theories and/or upon wrongful termination claims and, denied on jurisdictional grounds, Cotter Jr’s claims that the unvested stock options granted to him under his Employment Agreement did not expire upon his termination and continued to be exercisable by him so long as he continued as a director of our Company.

Determining that Cotter, Jr. was the prevailing party, the Arbitrator has awarded Cotter, Jr.  $443,000 of his requested $787,769 in attorney’s fees and costs.  The Arbitrator also assessed the costs of the arbitration against our Company and ordered a reimbursement of such costs paid to date by Cotter Jr. in the amount of $19,250.

The determinations of the Arbitrator are final and binding on the parties, and not subject to appeal.

The interest and any cost reimbursements awarded to Cotter, Jr., was approximately $86,000.

•  Direct Case against the Company seeking reimbursement and advancement of attorney’s fees incurred with respect to the Employment Agreement Arbitration:  James J. Cotter, Jr. v. Reading International, Inc., a Nevada corporation; Does 1-100 and Roe Entities, 1-100, inclusive, Case No. A-16-735305-B

	Cotter, Jr.	Nevada District Court	Summary judgment entered in favor of the Company on October 3, 2016. The period for appeal of this judgment has now lapsed.

-  118  -

• Cotter Trust Litigation: Determination of Status of Cotter, Jr., as Trustee: In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755)	Ellen Cotter and Margaret Cotter, as Trustees	California Superior Court

The California Superior Court has ruled that Cotter, Jr., is not a trustee of either the James J. Cotter Living Trust (the “Cotter Living Trust”) or of the voting trust established under the Living Trust (the “Cotter Voting Trust”) to eventually hold the Class B Voting Common Stock beneficially owned by Mr. Cotter, Sr., at the time of his passing.  The California Superior Court further determined that Ellen Cotter and Margaret Cotter are the sole trustees of the Cotter Living Trust and that Margaret Cotter is the sole trustee of the Cotter Voting Trust.  Accordingly, Cotter, Jr., has neither dispositive power nor voting power over any of the Class B Voting Common Stock currently held by the Cotter Estate or the Cotter Living Trust, or which it is anticipated will be held by the Cotter Voting Trust.  The time to appeal that ruling has now lapsed.

At December 31, 2018, the Cotter Estate held 427,808 shares of Class B Voting Stock, representing 25.5% of the voting power of such class.  The Cotter Living Trust held 696,080 shares of Class B Voting Stock at such date, representing 41.4% of the voting power of such class.  It is anticipated that, when funded, the Cotter Voting Trust will own 1,123,888 shares of Class B Voting Stock, representing 66.9% of the voting power of such class (the “Cotter Voting Stock”).

•  Cotter Trust Litigation: Ex Parte motion seeking appointment of a Trustee Ad Litem to Solicit Offers to Purchase Cotter Voting Stock: In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755)

	Cotter, Jr.	California Superior Court

In response to the ex parte petition of Cotter, Jr. filed on March 23, 2016, the California Superior Court on March 23, 2018 directed that an unnamed temporary trustee ad litem be appointed to solicit offers to purchase the Cotter Voting Stock.  Ellen Cotter and Margaret Cotter appealed that March 23, 2018 order of the California Superior Court with a writ application filed as Trustees of the Cotter Living Trust, and Margaret Cotter, as Trustee of the Cotter Voting Trust.  In response to their writ application, the California Court of Appeals on April 12, 2018 stayed the California Superior Court’s order and issued its own order to show cause why the Superior Court’s direction should not be vacated and a new and different order denying the appointment of such a trustee ad litem be issued.

The positions of the parties have been briefed, but no hearing date has been set.  Our Company is not a party to this matter, and no remedy or relief is sought against our Company in this matter.

As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company.  During 2018, out-of-pocket third party costs in the amount of approximately $3.5 million were incurred by our Company in defending against these claims.

The STOMP Arbitration

In April 2015, Liberty Theatres, LLC (“Liberty”), a wholly owned subsidiary of our Company, commenced an American Arbitration Association arbitration proceeding against The Stomp Company Limited Partnership (“Stomp”), the producer of the show STOMP, in response to Stomp’s purported termination of their license agreement with Liberty relating to such show.  Later that year, the Arbitrator issued his Partial Final Award of Arbitration, providing for, among other things (i) the issuance of a permanent injunction prohibiting Stomp from “transferring or taking actions to market, promote, or otherwise facilitate any transfer of, STOMP to another theatre in New York City having fewer than 500 seats without Liberty’s prior written consent”, (ii) the Stomp’s Notice of Termination purportedly terminating the parties’ license agreement was invalid, null and void and the License Agreement remains in full force and effect, and (iii) the award to Liberty of its reasonable attorneys’ fees in an amount to be determined by the Arbitrator.  In April 2016, we were awarded $2.3 million in attorney’s fees and costs and thereafter entered into a settlement agreement with the defendants providing, among other things, for the payment of the award over time and the continued performance of STOMP at our Orpheum Theatre.

-  119  -

NOTE 13 – NON-CONTROLLING INTERESTS

As of December 31, 2018, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

•	Australia Country Cinemas Pty Ltd. -- 25% non-controlling interest owned by Panorama Cinemas for the 21st Century Pty Ltd.;
•

Shadow View Land and Farming, LLC -- 50% non-controlling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) or the James J. Cotter Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC -- 25% non-controlling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of non-controlling interest are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Australian Country Cinemas, Pty Ltd	$89	$138
Shadow View Land and Farming, LLC	2,153	2,127
Sutton Hill Properties, LLC	2,095	2,066
Non-controlling interests in consolidated subsidiaries	$4,337	$4,331

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2018	2017	2016
Australian Country Cinemas, Pty Ltd	$157	$164	$140
Shadow View Land and Farming, LLC	(56)	(45)	(58)
Sutton Hill Properties, LLC	31	(108)	(68)
Net income attributable to non-controlling interests in consolidated subsidiaries	$132	$11	$14

Shadow View Land and Farming, LLC

Our Coachella Valley land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust now owns a 50% interest.  We are the managing member of Shadow View Land and Farming, LLC. We consolidate the Cotter Estate’s and/or the Cotter Trust’s interest in the property and its expenses with that of our interest and show their interest as a non-controlling interest.

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

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Company's 2010 Plan to increase the number of shares of common stock issuable under such plan by an additional 947,460 shares.  The effect of the increase is to restore the amount of shares of Class A Common Stock available under the 2010 Stock Incentive Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  There were no new grants during the 4th quarter of 2017.  During 2018 option grants of 126,840 were issued, and restricted stock units of 97,600 issued. Accordingly, as of December 31, 2018, we had 1,031,970 shares remaining for future issuances.

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

-  120  -

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

The weighted average assumptions used in the option-valuation model for the years 2018,  2017 and 2016 were as follows:

	2018	2017	2016
Stock option exercise price	$16.40	$15.94	$11.87
Risk-free interest rate	2.56%	1.66%	1.20%
Expected dividend yield	—	—	—
Expected option life in years	3.75	3.75	3.75
Expected volatility	24.99%	24.95%	25.01%
Weighted average fair value	$3.80	$3.45	$2.49

We recorded compensation expense of $425,000,  $310,000, and $284,000 for 2018,  2017, and 2016, respectively.  At December 31, 2018, the total unrecognized estimated compensation cost related to non-vested stock options was $881,000 which is expected to be recognized over a weighted average vesting period of 1.81 years. Cash and other consideration received from option exercises during 2018,  2017, and 2016 totaled $361,000,  $574,000 and $146,000 respectively.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2018:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2016	486,565	—	$8.68	$—	2.89	$2,188,011
Granted	169,327	—	11.87	—
Exercised	(46,815)	—	9.50	—		220,002
Expired	(74,000)	—	7.02	—
Outstanding - December 31, 2016	535,077	—	$9.84	$—	2.61	$3,615,191
Granted	169,762	—	15.94	—
Exercised	(177,750)	—	7.85	—		702,840
Expired	(2,500)	—	6.23	—
Outstanding - December 31, 2017	524,589	—	$12.50	$—	3.15	$3,054,325
Granted	126,840	—	16.40	—
Exercised	(60,000)	—	6.02	—		610,249
Expired	(4,960)	—	12.08	—
Outstanding - December 31, 2018	586,469	—	$14.01	$—	2.88	$1,530,528

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2018,  2017 and 2016:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2018	231,124	—	$12.38	$—	2.28	$1,306,643
December 31, 2017	186,832	—	9.84	—	2.30	2,202,772
December 31, 2016	296,500	—	7.88	—	1.59	2,584,500
Unvested
December 31, 2018	355,345	—	$15.07	$—	3.27	$223,885
December 31, 2017	337,757	—	13.86	—	3.62	851,552
December 31, 2016	238,577	—	12.28	—	3.87	1,030,691

-  121  -

Termination of Previous President’s Unvested Stock Options

Mr. James Cotter, Jr. has asserted in past communications with the Company that options to acquire 50,000 shares of Class A Stock, issued to him in connection with his retention as the President of our Company, survived his termination as President.  On August 3, 2016, our Compensation and Stock Options Committee met, reviewed the issue and determined that such 50,000 options had in fact terminated with the termination of Mr. Cotter, Jr.’s employment as President.  Accordingly, these options are not, and have not been outstanding since the effective date of Mr. Cotter, Jr’s termination.  This was recorded as a forfeiture during the quarter ended September 30, 2016. Mr. Cotter, Jr., attempted to assert his claims with respect to such shares in the arbitration related to the payment of his severance benefits.  The arbitrator determined that such claims were beyond the scope of the arbitration, and made no substantive determination with respect to Mr. Cotter, Jr’s claims.

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  During 2018 and 2017, RSU awards were granted to both our directors and certain members of management.  These RSU awards vest 25% at the end of each year for 4 years (in the case of members of management) and vest 100% at the end of one year (in the case of directors).  During the years ended December 31, 2018 and December 31, 2017, we recognized compensation expense of $1.0 million and $668,000 respectively.  The total unrecognized compensation expense related to these unvested RSUs was $1.4 million as of December 31, 2018.

Below is a table that shows the restricted stock units that have been issued and vested during the years ending December 31, 2018 along with the dollar value of these awards:

	Number of RSUs			$ value of RSUs
	Granted	Vesting	Unvested	Granted	Vesting	Unvested
2016	68,153	51,650	16,503	$815,160	$613,208	$201,952
2017	70,538	40,645	29,893	1,124,348	648,569	475,779
2018	97,600	—	97,600	1,567,171	—	1,567,171
Total	236,291	92,295	143,996	$3,506,679	$1,261,777	$2,244,902

2017 Stock Repurchase Plan

On March 14, 2019, the Board of Directors extended our Company’s stock buy-back program for two years, through March 2, 2021.  The Board did not increase the authorized amount, which was initially fixed at $25.0 million.  At the present time, $16.2 million of that authorization remains available to repurchase Class A Common Stock.

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

-  122  -

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items(1)	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs(2)	Hedge Accounting Reserve(3)	Total
Balance at January 1, 2018	$23,575	$8	$(2,592)	$—	$20,991

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(151)	(151)
Amounts reclassified from accumulated other comprehensive income	—	—	—	14	14
Net change related to derivatives	—	—	—	(137)	(137)

Net current-period other comprehensive income	(14,888)	(5)	154	(137)	(14,876)
Balance at December 31, 2018	$8,687	$3	$(2,438)	$(137)	$6,115

(1)	Net of income tax expense of $389,000.
(2)	Net of income tax expense of $54,000.
(3)	Net of income tax benefit of $48,000

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

•

Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of December 31, 2018 and 2017, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

-  123  -

changes in the methodologies used at December 31, 2018 and 2017.  Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the three years ended December 31, 2018.

Recurring Fair Value Measurements

As of December 31, 2018 and 2017, we do not have material financial assets and liabilities carried and measured at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2018
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$139,130	$—	$—	$143,564	$143,564
Subordinated debt	Subordinated debt	27,913	—	—	18,895	18,895
Total		$167,043	$—	$—	$162,459	$162,459

		Carrying	Fair Value Measurements at December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$106,588	$—	$—	$106,894	$106,894
Subordinated debt	Subordinated debt	27,913	—	—	16,088	16,088
Total		$134,501	$—	$—	$122,982	$122,982

(1)	These balances are presented gross of deferred financing costs.

NOTE 17 – HEDGE ACCOUNTING

As of December 31, 2018 and 2017, the Company held interest rate derivatives in the total notional amount of $8.0 million and $nil, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	December 31,
	2018		2017
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$41	—	$—
	Derivative financial instruments - non-current portion	145	—	—
Total derivatives designated as hedging instruments		$186		$—
Total derivatives		$186		$—

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In 2018 and 2017, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2018	2017
Interest rate contracts	Interest expense, net	14	—
Total		$14	$—

-  124  -

	Loss Recognized in OCI on Derivatives (Effective Portion)		Loss Reclassified from OCI into Income (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	Amount		Line Item	Amount		Line Item	Amount
	2018	2017		2018	2017		2018	2017
Interest rate contracts	$200	$—	Interest expense, net	$14	$—	Interest expense, net	$—	$—
Total	$200	$—		$14	$—		$—	$—

In 2019, the Company expects to release $45,000 to earnings.

NOTE 18 – LEASES

Our leasing business consists of various arrangements, where we act either (i) as the lessor (for our owned properties rented to third parties), or (ii) as the lessee (mostly our cinema locations on leased-facility models).  Below are the rental commitments for these various lease arrangements:

As Lessor – Future Rental Commitments from our Tenants

Real estate revenue amounted to $15.2 million, $16.4 million, and $13.9 million, for the fiscal years ended December 31, 2018,  2017, and 2016, respectively.  Also, there were no material contingent rentals recognized for the three years then ended December 31, 2018.  As of December 31, 2018, the minimum future rentals on our real estate properties currently leased to third parties under non-cancellable operating lease arrangements for the next five years are summarized as follows:

(Dollars in thousands)	Future Minimum Rentals
2019	$7,964
2020	6,807
2021	6,190
2022	5,337
2023	4,714
Thereafter	9,632
Total	$40,644

As Lessee – Future Lease Commitments to our Landlords

The Company has entered into various leases for our cinema exhibition segment.  We also lease office space and equipment under non-cancelable operating leases.  As of December 31, 2018, the remaining terms of these leases, inclusive of renewal options, range from 1 to 35 years.  All of our leases are accounted for as operating leases and we do not have any capital leases as of December 31, 2018.

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

(Dollars in thousands)	2018	2017	2016
Base rent expense	$32,281	$31,630	$29,824
Contingent rental expense	1,774	2,505	1,484
Total cinema rent expense	$34,055	$34,135	$31,308

-  125  -

Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following:

	Minimum Lease Payments at December 31, 2018
(Dollars in thousands)	Ground Lease	Premises Lease	Total
2019	$3,717	$27,204	$30,921
2020	1,922	23,870	25,792
2021	1,860	23,368	25,228
2022	1,901	21,901	23,802
2023	1,905	18,737	20,642
Thereafter	10,498	78,741	89,239
Total	$21,803	$193,821	$215,624

We expect the amount of minimum lease payments will fluctuate depending on the foreign currency exchange rates of the Australian dollar to the U.S. dollar and the New Zealand dollar to the U.S. dollar, mainly because a significant portion of our cinema exhibition business is conducted in Australia and New Zealand. See Note 19 – Related Parties for the amount of leases associated with any related party leases.

NOTE 19 – RELATED PARTIES

The following table identifies our related parties as of December 31, 2018, in accordance with ASC 850, Related Party Transactions:

Categories	Related Parties	Discussion Notes
• Principal Owners and immediate families	• Cotter Family’s Estate and Living Trust (controlling family) • Mark Cuban (above 10% voting ownership)	The Cotter Family is involved in certain litigation matters. Refer to Note 12 – Commitments and Contingencies for further details.
• Key Executive Officers and immediate families	• Ellen M. Cotter • Margaret Cotter • Gilbert Avanes • Andrzej J. Matyczynski • S Craig Tompkins • Robert F. Smerling • Mark Douglas • Matthew Bourke

•

Chief Executive Officer & President

•

EVP Real Estate Development & Management (NY)

•

Interim Chief Financial Officer & Treasurer

•

EVP Global Operations

•

EVP General Counsel

•

President - U.S. Cinemas

•

Managing Director, Cinemas, Australia & New Zealand

•

Managing Director, Real Estate, Australia & New Zealand

• Investments in Joint Ventures accounted for under equity method	• Rialto Cinemas • Mt. Gravatt	Refer to Note 6 – Investment in Joint Ventures
• Other Affiliates	• Entities under common control • All subsidiaries of RDI

Refer to Exhibit 21 of this 2018 Form 10-K filing for the complete list of subsidiaries.  Refer below for further discussions on certain key transactions with related parties, including those with minority interests.

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

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1,2,3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease. We paid an annual rent of $590,000 for this cinema to SHC in each of 2018,  2017 and 2016.  During this same period, we received management fees from the 86th Street Cinema of $172,000,  $141,000 and $150,000 during the years ended December 31, 2018,  2017 and 2016, respectively.

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

-  126  -

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

In February 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 between us and SHP.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1,2,3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1,2,3 over the average annual positive cash flow of the Cinemas 1,2,3 over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee (the “Improvements Fee”). Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations.  In 2018 we charged an Improvements Fee of $528,000. In 2017 and 2016, we received no Improvements Fee.  This amendment was approved by SHC and by the Audit and Conflicts Committee of our Board of Directors.

On August 31, 2016, we refinanced the debt of Cinemas 1, 2, 3, pursuant to a $20.0 million loan from Valley National Bank.  Refer to Note 10 – Borrowings for further details on this loan transaction.  The proceeds from the loan were used to retire an existing $15.0 million first mortgage loan and the above referenced $2.9 million intercompany loan, with the remainder to be used for working capital and to cover cash flow shortfalls.   Since the cash flow from the Cinemas 1, 2, 3 is not sufficient to service this loan, it is anticipated that the members of SHP (our Company and SHC) will ultimately need to make periodic contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP.   In 2016, our Company and SHC funded capital calls of $506,000 and $169,000, respectively. No capital contributions were called or made in 2017 or 2018.

The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company.  SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC’s membership interest in SHP).  The refinancing transaction, including the guarantee and indemnity, were review and approved by the Audit and Conflicts Committee of our Board of Directors.  The Valley National loan matures on September 1, 2019, however the loan includes an option to extend the maturity date to September 1, 2020, which we currently intend to exercise.

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

The Theater Management Agreement generally provided for the payment of a combination of fixed and incentive fees for the management of our four live theaters that were operating during this time.  Historically, these fees have equated to approximately 21% of the net cash flow generated by these properties. The fee to be paid to OBI for 2016 was $79,000.  We also reimbursed OBI for certain travel expenses, shared the cost of an administrative assistant and provided office space at our New York offices.

-  127  -

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

NOTE 20 – INSURANCE RECOVERIES ON IMPAIRMENT AND RELATED LOSSES DUE TO EARTHQUAKE

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

We are currently litigating our claim against QBE Insurance (Australia) Limited (“QBE”) for an additional NZ$5.0 million in recoveries with respect to earthquake damage to our car park under an insurance policy acquired for our benefit by the general contractor working on the seismic strengthening of our car park at the time of the earthquake.  No assurances can be given as to the outcome of that litigation.

Over the course of assessing the total magnitude of earthquake damage up to the point of final insurance settlement, we determined our incurred losses and lost profits as follows:

Covered Risks	Basis for Allocation (Dollars in thousands)		Commentary	% Allocation	Allocation of Insurance Proceeds (Dollars in thousands)
Property damage	NZ$	44,808	Estimated replacement cost for Courtenay Central parking building, as determined by an independent construction cost consultant.	81%	NZ$	29,093
Demolition costs		7,276	Actual costs incurred and best estimates of remaining costs to complete the demolition activities of Courtenay Central parking building	13%		4,724
Business interruption		3,415	Estimated lost profits during the closure period relating to our various revenue-generating components within Courtenay Central ETC (including our cinema and property operations)	6%		2,217
Total	NZ$	55,499		100%	NZ$	36,034

-  128  -

As a result of the final settlement, we recorded total insurance gain of $10.7 million (NZ$14.8 million) during the quarter ended June 30, 2017, determined as follows:

		Recoverable Components
		Non-Operating Income						Operating Income
(mainly in New Zealand Dollars in thousands, unless otherwise stated)	f	Property Damage(1)		Demolition Costs(1)		Total		Business Interruption(2)		Grand Total
Insurance Proceed Allocation	A		$29,093		$4,724		$33,817		$2,217		$36,034
Movements in Recoverable Components
Total expected incurred losses, November 30, 2016	B		14,246		8,500		22,746		—		22,746
Less: Casualty Losses recorded in 2016 Earnings(3) - in NZ$	C		(795)		(1,224)		(2,019)		—		(2,019)
- in US$	D	US$	(560)	US$	(861)	US$	(1,421)	US$	—	US$	(1,421)
Recoverable Assets, December 31, 2016(4)	E=B-C		$13,451		$7,276		$20,727		$—		$20,727
Add: Upward changes in estimates and others	F		347		—		347		111		458
Net recoverable balances charged against proceeds	G=E+F		13,798		7,276		21,074		111		21,185
Casualty gain, recorded in 2017 Earnings- in NZ$	H=A-G		$15,295		$(2,552)		$12,743		$2,106		$14,849
Casualty gain, recorded in 2017 Earnings - in US$	I	US$	11,063	US$	(1,846)	US$	9,217	US$	1,523	US$	10,740
Net Casualty gain for 2016 and 2017 Earnings - in US$	∑(D+I)	US$	10,503	US$	(2,707)	US$	7,796	US$	1,523	US$	9,319

(1)	The net impact to 2017 earnings of $9.2 million (NZ$12.7 million) is recorded as “Casualty gain” in our Consolidated Statement of Operations.
(2)	The impact to 2017 operating earnings of $1.5 million (NZ$2.1 million) is recorded as part of the applicable segment revenues in our Consolidated Statement of Operations.
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

NOTE 21 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2018
Revenue	$75,872	84,262	74,261	$74,990
Net income	3,104	4,129	1,259	6,006
Net income attributable to RDI shareholders	3,082	5,027	1,297	4,960
Basic earnings per share	0.13	0.22	0.06	0.21
Diluted earnings per share	0.13	0.22	0.06	0.21
2017
Revenue	$69,481	$72,440	$66,116	$71,841
Net income	3,060	19,071	1,478	7,503
Net income attributable to RDI shareholders	3,048	19,051	1,576	7,426
Basic earnings per share	0.13	0.82	0.07	0.33
Diluted earnings per share	0.13	0.81	0.07	0.32

(1)

Net income for the 4th quarter of 2017 includes approximately $2.5 million net tax benefit from non-recurring items of tax benefit and expense related to the Tax Cuts and Jobs Act enacted December 2017 and dissolution of a non-operating foreign subsidiary.

NOTE 22 – SUBSEQUENT EVENTS

New cinema location, Devonport, Australia

On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Australia, for $1.4 million (AU$2.0 million). We commenced trading from this new cinema site on January 30, 2019.

The purchase will be accounted for as a business combination in the first quarter of 2019 under ASC 805, Business Combinations. As of the date of issue of these Consolidated Financial Statements, we are in the process of engaging third party advisors to complete the fair value assessments required to be able to account for this transaction under ASC 805.

Temporary Closure of Courtenay Central Cinema

In light of recently discovered seismic issues pertaining to the cinema structure at our Courtenay Central ETC, in January 2019 we closed the cinema portion and certain interior retail spaces at that center while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component.

-  129  -

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Additions	Deductions	Balance at December 31
Allowance for doubtful accounts
2018	$1,088	$658	$698	$1,048
2017	$828	$320	60	$1,088
2016	$426	$1,010	608	$828
Tax valuation allowance
2018	$6,870	$—	150	$6,720
2017	$10,593	$—	3,723	$6,870
2016	$11,530	$—	937	$10,593

-  130  -

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

Changes in Internal Controls Over Financial Reporting

There were  no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred since December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

-  131  -

PART III

Item 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which the company intends to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.   The Board of Directors has set the 2019 Annual Meeting of Stockholders for May 7, 2019, and fixed the record date as April 12, 2019.

-  132  -

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)  The following documents are filed as a part of this report:

-  133  -

1.  Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

-  134  -

-  135  -

2.  Financial Statements and Schedules for the years ended December 31, 2018,  2017,  and 2016

Description	Page
Schedule II – Valuation and Qualifying Accounts	112

3.  Exhibits

(b)  Exhibits

See Item (a) 3. above.

(c)  Financial Statement Schedule

See Item (a) 2. above.

-  136  -

-  137  -

EXHIBITS

* These exhibits constitute the executive compensation plans and arrangements of the Company.

+ These exhibits are filed as part of this Form 10-K Filing.  Links are included within the “Description” column.

1 Included is the amended and restated version of this exhibit, redlined to show the amendment adopted on November 7, 2017

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2+	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
10.1*+	Restated 2010 Stock Incentive Plan, as of November 7, 2017	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
10.2*	1999 Stock Option Plan of Reading International, Inc., as amended on December 31, 2001	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on January 21, 2004, and incorporated herein by reference.
10.3*+	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the 2010 Stock Incentive Plan	N/A
10.5*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Unit Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference.
10.6	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.7	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.8	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.9	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

-  138  -

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

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.13	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.14	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.15	Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC	Filed as Exhibit 10.31 to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.
10.16	Amendment dated October 31, 2012 to the Master Lease Agreement dated October 26, 2012, between Consolidated Cinema Services LLC and Banc of America Leasing & Capital, LLC	Filed as Exhibit 10.32 to the Company’s report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.
10.17*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.77 to the Company’s report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.
10.18*	Employment Agreement between Reading International, Inc. and Devasis Ghose, Chief Financial Officer	Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the period ended March 31, 2015, and incorporated herein by reference.
10.19*	Separation and Release Agreement dated May 30, 2014 between Reading International, Inc. and Andrzej Matyczynski	Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.20*	First Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of August 6, 2014	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.21*	Second Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of November 26, 2014	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.22*	Third Amendment to the Separation and Release Agreement between Reading International, Inc. and Andrzej Matyczynski, effective as of May 1, 2015	Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.23*	Amended and Restated Compensatory Arrangements for Executive and Management Employees dated as of March 28, 2016	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.24	OBI Termination Agreement and Release	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.25	Form of Stock Option Agreement (Non-Director)	Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016, filed on May 5, 2017 and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference

-  139  -

21+	List of Subsidiaries,	N/A
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	N/A
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
101.INS+	XBRL Instance Document	N/A
101.SCH+	XBRL Taxonomy Extension Schema	N/A
101.CAL+	XBRL Taxonomy Extension Calculation	N/A
101.DEF+	XBRL Taxonomy Extension Definition	N/A
101.LAB+	XBRL Taxonomy Extension Labels	N/A
101.PRE+	XBRL Taxonomy Extension Presentation	N/A

-  140  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 18, 2019	By:	/s/ Gilbert Avanes
Gilbert Avanes
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in capacities and on dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Chairman of the Board and Director	March 18, 2019
Ellen M. Cotter	(Principal Executive Officer)

/s/ Gilbert Avanes	Interim Chief Financial Officer and Treasurer	March 18, 2019
Gilbert Avanes	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 18, 2019
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	Vice Chairman of the Board and Director	March 18, 2019
Margaret Cotter

/s/ Guy W. Adams	Director	March 18, 2019
Guy W. Adams

/s/ Edward L. Kane	Director	March 18, 2019
Edward L Kane

/s/ Douglas J. McEachern	Director	March 18, 2019
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 18, 2019
Dr. Judy Codding

/s/ Michael Wrotniak	Director	March 18, 2019
Michael Wrotniak

-  141  -