Form 10-Q
period 2019-03-31
READING INTERNATIONAL INC
filed 2019-05-10
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RDI	The Nasdaq Stock Market LLC
Class B Common Stock, $0.01 par value	RDIB	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 7, 2019 there were 21,282,169 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$12,648	$13,127
Receivables	7,094	8,045
Inventory	1,165	1,419
Prepaid and other current assets	9,642	7,667
Total current assets	30,549	30,258
Operating property, net	257,402	257,667
Operating lease right-of-use assets	229,266	—
Investment and development property, net	95,156	86,804
Investment in unconsolidated joint ventures	4,958	5,121
Goodwill	20,836	19,445
Intangible assets, net	3,694	7,369
Deferred tax asset, net	26,483	26,235
Other assets	6,199	6,129
Total assets	$674,543	$439,028
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$23,492	$26,154
Film rent payable	6,559	8,661
Debt - current portion	40,077	30,393
Derivative financial instruments - current portion	52	41
Taxes payable - current	571	1,710
Deferred current revenue	7,712	9,264
Operating lease liabilities - current portion	19,797	—
Other current liabilities	9,525	9,305
Total current liabilities	107,785	85,528
Debt - long-term portion	113,816	106,286
Derivative financial instruments - non-current portion	203	145
Subordinated debt, net	26,116	26,061
Noncurrent tax liabilities	11,737	11,530
Operating lease liabilities - non-current portion	222,594	—
Other liabilities	12,346	28,931
Total liabilities	494,597	258,481
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,172,823 issued and 21,249,935 outstanding at March 31, 2019 and 33,112,337 issued and 21,194,748 outstanding at December 31, 2018	233	232
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2019 and December 31, 2018	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	147,472	147,452
Retained earnings	45,563	47,616
Treasury shares	(25,231)	(25,222)
Accumulated other comprehensive income	7,625	6,115
Total Reading International, Inc. stockholders’ equity	175,679	176,210
Noncontrolling interests	4,267	4,337
Total stockholders’ equity	179,946	180,547
Total liabilities and stockholders’ equity	$674,543	$439,028

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue
Cinema	$57,986	$72,255
Real estate	3,565	3,617
Total revenue	61,551	75,872
Costs and expenses
Cinema	(48,329)	(54,948)
Real estate	(2,445)	(2,384)
Depreciation and amortization	(5,594)	(5,250)
General and administrative	(6,484)	(7,597)
Total costs and expenses	(62,852)	(70,179)
Operating income (loss)	(1,301)	5,693
Interest expense, net	(1,852)	(1,594)
Other income (expense)	(20)	(82)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(3,173)	4,017
Equity earnings of unconsolidated joint ventures	34	257
Income (loss) before income taxes	(3,139)	4,274
Income tax benefit (expense)	1,042	(1,170)
Net income (loss)	$(2,097)	$3,104
Less: net income (loss) attributable to noncontrolling interests	(16)	22
Net income (loss) attributable to Reading International, Inc. common shareholders	$(2,081)	$3,082
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.09)	$0.13
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.09)	$0.13
Weighted average number of shares outstanding–basic	22,920,486	22,967,237
Weighted average number of shares outstanding–diluted	23,124,106	23,132,989

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(2,097)	$3,104
Foreign currency translation gain (loss)	1,526	(803)
Gain (loss) on cash flow hedges	(69)	—
Other	53	50
Comprehensive income (loss)	(587)	2,351
Less: net income (loss) attributable to noncontrolling interests	(16)	22
Less: comprehensive income (loss) attributable to noncontrolling interests	1	(3)
Comprehensive income (loss) attributable to Reading International, Inc.	$(572)	$2,332

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities
Net income (loss)	$(2,097)	$3,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(34)	(257)
Distributions of earnings from unconsolidated joint ventures	249	236
Amortization of operating leases	5,895	—
Amortization of finance leases	41	—
Change in operating lease liabilities	(5,754)	—
Interest on hedged derivatives	(5)	—
Change in net deferred tax assets	(150)	172
Depreciation and amortization	5,594	5,250
Other amortization	341	224
Stock based compensation expense	280	379
Net changes in operating assets and liabilities:
Receivables	993	3,205
Prepaid and other assets	(1,957)	(2,309)
Payments for accrued pension	(171)	(2,404)
Accounts payable and accrued expenses	(2,204)	1,997
Film rent payable	(2,132)	(5,790)
Taxes payable	(1,151)	150
Deferred revenue and other liabilities	(1,579)	(1,505)
Net cash provided by (used in) operating activities	(3,841)	2,452
Investing Activities
Purchases of and additions to operating and investment properties	(11,476)	(23,231)
Acquisition of business combinations	(1,380)	—
Change in restricted cash	243	(260)
Net cash provided by (used in) investing activities	(12,613)	(23,491)
Financing Activities
Repayment of long-term borrowings	(6,113)	(9,707)
Repayment of finance lease principle	(41)	—
Proceeds from borrowings	22,349	25,998
Repurchase of Class A Nonvoting Common Stock	(9)	(317)
(Cash paid) proceeds from the exercise of stock options	(259)	203
Noncontrolling interest contributions	18	27
Noncontrolling interest distributions	(27)	(43)
Net cash provided by (used in) financing activities	15,918	16,161
Effect of exchange rate changes on cash and cash equivalents	57	(122)
Net decrease in cash and cash equivalents	(479)	(5,000)
Cash and cash equivalents at January 1	13,127	13,668
Cash and cash equivalents at March 31	$12,648	$8,668
Supplemental Disclosures
Interest paid	$2,304	$2,121
Income taxes paid	1,883	808
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	3,423	4,530

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

Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate activities, we hold undeveloped land in urban and suburban centers in Australia, New Zealand, and the United States.

The table below summarizes the results of operations for each of our business segments for the quarter ended March 31, 2019 and 2018, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Revenue:
Cinema exhibition	$57,986	$72,255
Real estate	5,431	6,008
Inter-segment elimination	(1,866)	(2,391)
	$61,551	$75,872
Segment operating income (loss):
Cinema exhibition	$2,642	$10,285
Real estate	1,159	1,681
	$3,801	$11,966

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Segment operating income (loss)	$3,801	$11,966
Unallocated corporate expense
Depreciation and amortization expense	(61)	(117)
General and administrative expense	(5,041)	(6,156)
Interest expense, net	(1,852)	(1,594)
Equity earnings of unconsolidated joint ventures	34	257
Other income (expense)	(20)	(82)
Income (loss) before income tax expense	$(3,139)	$4,274

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018 (“2018 Form 10-K”).  All significant intercompany balances and transactions have been eliminated on consolidation.  These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recently Adopted and Issued Accounting Pronouncements

Adopted:

Accounting Standards Update (“ASU”) 2016-02 Leases: In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, ASC 842 Leases, to increase transparency and comparability among organizations by requiring the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

On January 1, 2019, we adopted the new accounting standard Accounting Standards Codification (“ASC”) 842 Leases using the modified retrospective method. We recognized the cumulative effect of initially applying the new leasing standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The standard had a material impact on our consolidated balance sheets, but not on our consolidated income statements or statements of cash flow.

(Dollars in thousands)	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
Assets
Operating property, net	$257,667	$370	$258,037
Operating lease right-of-use assets	—	232,319	232,319
Intangible assets, net	7,369	(3,542)	3,827
Deferred tax asset, net	26,235	82	26,317
Liabilities
Operating lease liabilities	$—	$245,280	$245,280
Other non-current liabilities	28,931	(16,033)	12,898
Stockholders' Equity
Non-controlling interest	$4,337	$(46)	$4,291
Retained earnings	47,616	28	47,644

	Period Ended March 31, 2019
(Dollars in thousands)	As Reported, March 31, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Cinema costs and expenses	$48,329	$48,334	$(5)
Depreciation and amortization	5,594	5,552	42
General and administrative	6,484	6,528	(44)
Interest expense, net	1,852	1,849	3
Income tax (benefit) expense	1,042	1,041	1
Net income (loss)	$(2,097)	$(2,094)	$3

(Dollars in thousands)	As Reported, March 31, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Assets
Operating property, net	$257,402	$257,072	$330
Intangible assets	3,694	7,151	(3,457)
Operating lease right-of-use assets	229,266	—	229,266
Deferred tax asset, net	26,483	26,400	83
Liabilities
Other current liabilities	$9,525	$9,363	$162
Operating lease liabilities, current	19,797	—	19,797
Other non-current liabilities	12,346	28,643	(16,297)
Operating lease liabilities, non-current	222,594	—	222,594
Stockholders' Equity
Retained earnings	$45,563	$45,585	$(22)

1)

ASU 2014-09 Revenue from Contracts with Customers: On January 1, 2018, we adopted the new accounting standard ASC 606 Revenue from Contracts with Customers using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information was not restated. Adoption of this standard has no material effect on our consolidated financial statements.

2)

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This standard requires that amounts generally described as restricted cash and cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Adoption of this standard has no material effect on our consolidated statement of cash flows.

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

Issued:

❖	ASUs Effective 2019 and Beyond
•	Goodwill Impairment Simplification (ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment)

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

We assessed the materiality of these errors on our financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the aggregate amount of $440k related to the prior period immaterial errors through June 30, 2018, would have been material to the quarterly accounts with our current Consolidated Statements of Income. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein.

The following is a summary of the previously issued financial statement line items for all periods and statements included in this report.

Consolidated Statements of Income:

	Three Months Ended March 31, 2018
(Dollars in thousands)	As Reported	Adjustment	As Revised
Real estate revenue	$3,567	$50	$3,617
Total revenue	75,822	50	75,872
Operating income (loss)	5,643	50	5,693
Income before income taxes	4,224	50	4,274
Income tax benefit (expense)	(1,155)	(15)	(1,170)
Net income (loss)	3,069	35	3,104
Net income (loss) attributable to Reading International, Inc. common shareholders	3,047	35	3,082

Basic earnings (loss) per share	$0.13	$—	$0.13
Diluted earnings (loss) per share	0.13	—	0.13

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2018	$176,910	$377	$177,287
Net income (loss)	3,047	35	3,082
Equity at March 31, 2018	$179,423	$412	$179,835

Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2018
(Dollars in thousands)	As Reported	Adjustment	As Revised
Net income (loss)	$3,069	$35	$3,104
Change in net deferred tax assets	157	15	172
Prepaid and other assets	(2,259)	(50)	(2,309)
Net cash provided by operating activities	$2,452	$—	$2,452

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2019. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

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

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2019	December 31, 2018	March 31, 2018
Spot Rate
Australian Dollar	0.7104	0.7046	0.7690
New Zealand Dollar	0.6820	0.6711	0.7239
Average Rate
Australian Dollar	0.7123	0.7479	0.7861
New Zealand Dollar	0.6816	0.6930	0.7275

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2019	2018
Numerator:
Net income (loss) attributable to RDI common stockholders	$(2,081)	$3,082
Denominator:
Weighted average number of common stock – basic	22,920,486	22,967,237
Weighted average dilutive impact of awards	203,620	165,752
Weighted average number of common stock – diluted	23,124,106	23,132,989
Basic earnings (loss) per share attributable to RDI common stockholders	$(0.09)	$0.13
Diluted earnings (loss) per share attributable to RDI common stockholders	$(0.09)	$0.13
Awards excluded from diluted earnings (loss) per share	496,089	—

Our weighted average number of common stock - basic decreased, primarily as a result of the repurchase of shares of Class A Non-Voting Common Stock pursuant to our current stock repurchase program offset by the issuance of shares due to the exercise of share options and vesting of restricted stock units.

Note 5 – Property and Equipment

Operating Property, net

As of March 31, 2019 and December 31, 2018, property associated with our operating activities is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Land	$76,110	$75,689
Building and improvements	151,525	149,734
Leasehold improvements	56,160	55,299
Fixtures and equipment	171,674	167,943
Construction-in-progress	3,185	3,478
Total cost	458,654	452,143
Less: accumulated depreciation	(201,252)	(194,476)
Operating property, net	$257,402	$257,667

Depreciation expense for operating property was $5.4 million for the quarter ended March 31, 2019 and $4.7 million for the quarter ended March 31, 2018.

Investment and Development Property, net

As of March 31, 2019 and December 31, 2018, our investment and development property is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Land	$24,310	$24,371
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	68,946	60,533
Investment and development property	$95,156	$86,804

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the three months ended March 31, 2019 are shown below:

(Dollars in thousands)	Balance, December 31, 2018	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, March 31, 2019
Union Square development	$55,634	$7,724	$—	$(1)	$63,357
Newmarket Property development	9	4	—	—	13
Courtenay Central development	5,571	234	—	94	5,899
Cinema developments and improvements	1,664	3,551	(3,997)	4	1,222
Other real estate projects	1,133	528	(27)	6	1,640
Total	$64,011	$12,041	$(4,024)	$103	$72,131

(1)	Includes capitalized interest of $1.3 million for the quarter ended March 31, 2019.

Real Estate Transactions

Purchase of Income Producing Property at Auburn/Redyard, Australia –  On June 29, 2018, we added 20,870 square feet of land, improved with a 16,830 square foot office building, to our Auburn/Redyard ETC.  The property was acquired at auction for $3.5 million (AU$4.5 million) and is bordered by our existing ETC on three sides. The property is leased to Telstra through July 2022.  This will allow us time to plan for the efficient integration of the property into our ETC.  With this acquisition, Auburn/Redyard now represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

Purchase of Land at Cannon Park in Townsville, Australia – On June 13, 2018, we acquired a 163,000 square foot (15,150 square meter) parcel of land at our Cannon Park ETC, in connection with the restructuring of our relationship with the adjacent land owner. Prior to the restructuring, this parcel was commonly owned by us and the adjoining land owner. In the restructuring, the adjoining land owner conveyed to us its interest in the parcel for AU$1. We granted the adjoining land owner certain access rights with respect to that parcel.

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2019 and December 31, 2018:

		March 31,	December 31,
(Dollars in thousands)	Interest	2019	2018
Rialto Cinemas	50.0%	$1,224	$1,260
Mt. Gravatt	33.3%	3,734	3,861
Total investments		$4,958	$5,121

For the quarter ended March 31, 2019 and 2018, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Rialto Cinemas	$(56)	$70
Mt. Gravatt	90	187
Total equity earnings	$34	$257

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at, December 31, 2018	$14,221	$5,224	$19,445
Change in goodwill due to a purchase of business combination	1,248	—	1,248
Foreign currency translation adjustment	143	—	143
Balance at, March 31, 2019	$15,612	$5,224	$20,836

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2019. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2019, we were not aware that any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of March 31, 2019 and December 31, 2018, respectively.

	As of March 31, 2019
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$15,069	$7,255	$1,999	$24,323
Less: Accumulated amortization	(14,260)	(5,269)	(1,100)	(20,629)
Net intangible assets other than goodwill	$809	$1,986	$899	$3,694

	As of December 31, 2018
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,592	$7,254	$1,951	$37,797
Less: Accumulated amortization	(24,145)	(5,207)	(1,076)	(30,428)
Net intangible assets other than goodwill	$4,447	$2,047	$875	$7,369

Beneficial leases were amortized over the life of the lease up to 30 years up until January 1, 2019, when under ASC 842 they were incorporated into the relevant right-of-use asset. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2019.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Beneficial lease amortization	$79	$207
Other amortization	22	93
Total intangible assets amortization	$101	$300

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Prepaid and other current assets
Prepaid expenses	$2,105	$1,761
Prepaid rent	1,020	930
Prepaid taxes	1,026	646
Income taxes receivable	4,106	2,704
Deposits	242	242
Investment in marketable securities	44	42
Restricted cash	1,099	1,342
Total prepaid and other current assets	$9,642	$7,667
Other non-current assets
Straight-line rent	4,219	4,150
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	8	7
Long-term restricted cash	—	—
Total other non-current assets	$6,199	$6,129

Note 9 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credits. Our effective tax rate was 33.2% and 27.3% for the three months ended March 31, 2019 and 2018, respectively. The change between 2019 and 2018 is primarily related to decrease in benefits from foreign tax credits and increase in valuation allowance related to our foreign operation.

Note 10 – Debt

The Company’s borrowings at March 31, 2019 and December 31, 2018, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2019
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate(2)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,116	6.75%	6.75%
Bank of America Credit Facility (USA)	May 1, 2020	55,000	30,000	30,000	5.02%	5.02%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	3,500	3,500	5.52%	5.52%
Banc of America digital projector loan (USA)	December 28, 2019	1,979	1,979	1,979	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	18,978	18,978	18,768	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	November 1, 2023	8,000	8,000	7,864	4.54%	4.54%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,437	9,437	9,319	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	33,934	32,463	6.76% / 12.51%	8.02%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	85,248	40,138	40,111	2.70%	2.70%
Westpac Bank Corporate (NZ)	December 31, 2023	21,824	9,889	9,889	3.80%	3.80%
		$290,879	$183,768	$180,009

(1)	Net of deferred financing costs amounting to $3.8 million.
(2)

Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of March 31, 2019.

(3)	The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2019.

	As of December 31, 2018
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate (2)
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,061	6.52%	6.52%
Bank of America Credit Facility (USA)	May 1, 2020	55,000	25,000	25,000	5.02%	5.02%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	—	—	5.48%	5.48%
Banc of America digital projector loan (USA)	December 28, 2019	2,604	2,604	2,604	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,086	19,086	18,838	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	November 1, 2023	8,000	8,000	7,857	4.88%	4.88%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,495	9,495	9,373	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	27,182	25,280	6.76% / 12.51%	8.35%
Denominated in foreign currency ("FC")(3)
NAB Corporate Loan Facility (AU)	December 31, 2023	46,856	37,696	37,660	3.05%	3.05%
Westpac Corporate Credit Facility (NZ)	December 31, 2023	21,475	10,067	10,067	3.80%	3.80%
		$252,929	$167,043	$162,740

(1)	Net of deferred financing costs amounting to $4.3 million.

(2)

Both interest rate derivatives associated with the Trust Preferred Securities and Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of December 31, 2018.

(3)	The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2018.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	March 31,	December 31,
Balance Sheet Caption	2019	2018
Debt - current portion	$40,077	$30,393
Debt - long-term portion	113,816	106,286
Subordinated debt	26,116	26,061
Total borrowings	$180,009	$162,740

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, with a loan for a five year term of $8.0 million.  Such modification was not considered to be substantial under US GAAP.

Banc of America Digital Projector Loan

On February 5, 2018, we purchased our U.S. digital cinema projectors, which had previously been held on operating leases, using a $4.6 million loan from Banc of America.  We made further U.S. digital projector purchases, of projectors similarly held on other operating leases, in March and April 2018, increasing this loan to $4.9 million.  This loan carries an interest rate of 5% and is due and payable December 28, 2019.

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

44 Union Square Construction Financing

On December 29, 2016, we closed on our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50.0 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks (“BOTO”), and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  At December 31, 2016, Bank of the Ozarks advanced $8.0 million to repay the then existing $8.0 million loan with East West Bank. As of March 31, 2019, an additional $26.4 million had been advanced under the senior loan facility, along with the full $7.5 million available under the mezzanine loan facility.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten-year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%.  This loan provided for a second loan upon completion of certain improvements.  On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Bank of America Line of Credit

In October 2016, the term of this $5.0 million line of credit was extended to October 31, 2019.  Such modification was not considered to be substantial under US GAAP.

Cinema 1,2,3 Term Loan

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15.0 million Santander Bank term loan with a new lender, Valley National Bank.  This new $20.0 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25% per annum, with principal installments and accruing interest paid monthly. The new loan matures on September 1, 2019, with a one-time option to extend maturity date for another year. The Company presently intends to exercise that option and to extend the maturity date until September 1, 2020.

Westpac Bank Corporate Credit Facility (NZ)

On December 20, 2018, we restructured our Westpac Corporate Credit Facilities. The maturity of the 1st tranche (general/non-construction credit line) was extended to December 31, 2023, with the available facility being reduced from NZ$35.0 million to NZ$32.0 million. The facility bears an interest rate of 1.75% above the Bank Bill Bid Rate on the drawn down balance and a 1.1% line of credit charge on the entire facility. The 2nd tranche (construction line) with a facility of NZ$18.0 million was not renewed.

Australian NAB Corporate Term Loan (AU)

On March 15, 2019, we amended our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) from a facility comprised of (i) a AU$66.5 million loan facility with an interest rate of 0.95% above the Bank Bill Swap Bid Rate (“BBSY”) and a maturity date of June 30, 2019 and (ii) a bank guarantee of AU$5.0 million at a rate of 1.90% per annum into a (i) AU$120.0 million Corporate Loan facility at rates of 0.85%-1.30% above BBSY depending on certain ratios with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Prior to this, on June 12, 2018, we had extended the maturity of these facilities from June 30, 2019, to December 31, 2019. Such modifications of this particular term loan were not considered to be substantial under US GAAP.

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Current liabilities
Lease liability	$5,900	$5,900
Liability for demolition costs	2,664	2,630
Accrued pension	684	684
Security deposit payable	88	84
Finance lease liabilities	162	—
Other	27	7
Other current liabilities	$9,525	$9,305
Other liabilities
Straight-line rent	$—	$16,362
Lease make-good provision	5,722	5,614
Accrued pension	4,544	4,670
Environmental reserve	1,656	1,656
Deferred revenue - real estate	9	32
Acquired leases	47	91
Finance lease liabilities	169	—
Other	199	506
Other liabilities	$12,346	$28,931

On August 29, 2014, the Supplemental Executive Retirement Plan (“SERP”) that has been effective since March 1, 2007, was ended and replaced in accordance with the terms of a pension annuity.  As a result of the termination of the SERP program, the accrued pension liability of $7.6 million was reversed and replaced with this pension annuity liability of $7.5 million.  The valuation of the liability is based on the present value of $10.2 million discounted at a rate of 4.25% over a 15-year term, resulting in a monthly payment of $57,000.  The discount rate of 4.25% has been applied since 2014 to determine the net periodic benefit cost and plan benefit obligation and is expected to be used in future years.  The discounted value of $2.7 million (which is the difference between the estimated payout of $10.2 million and the present value of $7.5 million) as of August 29, 2014 will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income will also be amortized based on the 15-year term.

In February 2018 we made a payment of $2.4 million relating to the annuity representing payments for the 42 months outstanding at the time. Monthly ongoing payments of $57,000 are now being made.

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $5.2 million at March 31, 2019.  The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter ended March 31, 2019 and 2018.  Our pension plan is unfunded.

During the quarter ended March 31, 2019, the interest cost was $51,000 and actuarial loss was $51,000. During the quarter ended March 31, 2018, the interest cost was $45,000 and actuarial loss was $52,000.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2019	$8,687	$3	$(2,438)	$(137)	$6,115

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(81)	(81)
Amounts reclassified from accumulated other comprehensive income	—	—	—	12	12
Net change related to derivatives	—	—	—	(69)	(69)

Net current-period other comprehensive income (loss)	1,526	2	51	(69)	1,510
Balance at March 31, 2019	$10,213	$5	$(2,387)	$(206)	$7,625

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

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”)  in June, 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant:   James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V.  Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company.   Cotter, Jr. has appealed both judgements.   Our application for $5.9 million in attorney’s fees was denied, and we have appealed that determination. The issues on appeal are currently being briefed.   No date for oral argument has been set.   It is unlikely that any hearing will be held this year. As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company.  During 2018, out-of-pocket third party costs in the amount of approximately $3.5 million were incurred by our Company in defending against these claims.  In the quarter ended March 31, 2019, an additional $387,000 had been accrued, relating principally to the preparation of appellate briefs with respect to the Derivative Litigation.

Note 14 – Non-controlling Interests

These are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Cinemas for 21st Century Pty Ltd.;
•

Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) and/or the James J. Cotter, Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Australian Country Cinemas, Pty Ltd	$27	$89
Shadow View Land and Farming, LLC	2,156	2,153
Sutton Hill Properties, LLC	2,084	2,095
Noncontrolling interests in consolidated subsidiaries	$4,267	$4,337

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Australian Country Cinemas, Pty Ltd	$9	$41
Shadow View Land and Farming, LLC	(14)	(13)
Sutton Hill Properties, LLC	(11)	(6)
Net income (loss) attributable to noncontrolling interests	$(16)	$22

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2019	$176,210	$4,337	$180,547
Adjustments to opening retained earnings on adoption of ASC 842	28	(46)	(18)
Net income (loss)	(2,081)	(16)	(2,097)
Increase in additional paid in capital	21	—	21
Treasury stock purchased	(9)	—	(9)
Contributions from noncontrolling stockholders	—	18	18
Distributions to noncontrolling stockholders	—	(27)	(27)
Accumulated other comprehensive income	1,510	1	1,511
Equity at March 31, 2019	$175,679	$4,267	$179,946

(Dollars in thousands)	Controlling Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at January 1, 2018	$177,287	$4,331	$181,618
Adjustments to opening retained earnings on adoption of ASC 606	194	(2)	192
Net income (loss)	3,082	22	3,104
Increase in additional paid in capital	339	—	339
Treasury stock purchased	(317)	—	(317)
Contributions from noncontrolling stockholders	—	27	27
Distributions to noncontrolling stockholders	—	(43)	(43)
Accumulated other comprehensive loss	(750)	(3)	(753)
Equity at March 31, 2018	$179,835	$4,332	$184,167

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

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan by an additional 947,460 shares.  The effect of the increase is to restore the amount of shares of Common Stock available under the Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  As of March 31, 2019, we had 789,869 shares remaining for future issuances.

Since the adoption of the Plan in 2010, the Company has granted awards primarily in the form of stock options.  In the 1st quarter of 2016, the Company started to award restricted stock units (“RSUs”) to directors and certain members of management.  Stock options are generally granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date.  In contrast to a stock option where the grantee buys the Company’s share at an exercise price determined on grant date, an RSU entitles the grantee to receive one share for every RSU based on a vesting plan.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options and RSUs granted to employees ranges from zero to four years.  Grants to directors and certain executive officers are subject to Board approval.  At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

There were 219,408 stock options issued in the quarter ended March 31, 2019. The weighted average assumptions used in the option-valuation model were as follows:

	Three Months Ended March 31,
	2019	2018
Stock option exercise price	$16.12	$—
Risk-free interest rate	2.42%	0.00%
Expected dividend yield	—	—
Expected option life in years	3.75	—
Expected volatility	23.32%	0.00%
Weighted average fair value	$3.50	$—

For the quarters ended March 31, 2019 and 2018, we recorded compensation expense of $70,000 and $85,000, respectively.  At March 31, 2019, the total unrecognized estimated compensation expense related to non-vested stock options was $1.5 million, which we expect to recognize over a weighted average vesting period of 2.11 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2019 was $2.0 million, of which 91% are currently exercisable.

The following table summarizes the number of options outstanding and exercisable as of March 31, 2019 and December 31, 2018:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2017	524,589	$12.50	3.15	$3,054,325
Granted	126,840	16.40	—	—
Exercised	(60,000)	6.02	—	610,249
Forfeited	(4,960)	12.08	—	—
Balance - December 31, 2018	586,469	$14.01	2.88	$1,530,528
Granted	219,408	16.12	—	—
Exercised	(67,500)	13.42	—	185,175
Forfeited	(25,000)	13.42	—	—
Balance - March 31, 2019	713,377	$14.74	3.53	$1,993,628

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of March 31, 2019:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	March 31, 2019	March 31, 2019	March 31, 2019
March 10, 2016	35,147	27,381	62,528	55,684	6,844
April 11, 2016	—	5,625	5,625	2,815	2,293	517
March 23, 2017	30,681	32,463	63,144	46,919	16,225
August 29, 2017	—	7,394	7,394	3,698	3,696
January 2, 2018	29,393	—	29,393	29,393	—
April 12, 2018	—	29,596	29,596	—	29,596
April 13, 2018	—	14,669	14,669	—	14,669
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	—	23,010
March 13, 2019	—	24,366	24,366	—	24,366
March 14, 2019	—	23,327	23,327	—	23,327
Total	118,231	165,753	283,984	138,509	144,026	1,449

RSU awards to management vest 25% at the end of each year for 4 years. Prior to November 7, 2018, RSU awards to directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the directors’ term of office. Accordingly, the RSUs granted on November 7, 2018, will vest upon the earlier of (i) the first anniversary of grant and (ii) the date of the next annual meeting of stockholders.  This means that on the date of the annual meeting of stockholders on May 7, 2019, the RSUs granted to directors on November 7, 2018 vested.   Due to the fact that the Company has moved up its annual meeting of stockholders from November to May this year, this created a shorter than normal vesting period for the RSUs issued on November 7, 2018. In order to adjust for this factor, the directors have determined that the award of RSUs to be made immediately following the 2019 Annual Meeting of Stockholders will be $35,000 or one half of last year's annual grant.  For the quarter ended March 31, 2019 and 2018, we recorded compensation expense of $209,000 and $294,000, respectively.  The total unrecognized compensation expense related to the non-vested RSUs was $1.9 million as of March 31, 2019, which we expect to recognize over a weighted average vesting period of 1.1 years.

Stock Repurchase Program

On March 2, 2017, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Class A Common Stock.  The previously approved stock repurchase program, which allowed management to spend up to an aggregate of $10.0 million to acquire shares of Reading’s Class A Common Stock, was completed as of December 31, 2016. On March 14, 2019, the Board of Directors extended this stock buy-back program for two years, through March 2, 2021. The Board of Directors did not increase the authorized amount which was $16.2 million at March 31, 2019.

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

Under the stock repurchase program, as of March 31, 2019, the Company has reacquired 559,627 shares of Class A Common Stock for $8.8 million at an average price of $15.81 per share (excluding transaction costs) to-date. 566 shares of Class A Common Stock were purchased during the quarter ended March 31, 2019 at an average price of $16.08 per share.  This leaves $16.2 million available under the March 2, 2017 program, as extended, for repurchase as of March 31, 2019.

Note 16 - Leases

In all leases, whether we are the lessor or lessee, we define lease term as the non-cancellable term of the lease plus any renewals covered by renewal options that are reasonably certain of exercise based on our assessment of economic factors relevant to the lessee. The non-cancellable term of the lease commences on the date the lessor makes the underlying property in the lease available to the lessee, irrespective of when lease payments begin under the contract.

As Lessee

We have operating leases for certain cinemas and corporate offices, and finance leases for certain equipment assets. Our leases have remaining lease terms of 1 to 20 years, with certain leases having options to extend to up to a further 20 years.

Contracts are analyzed in accordance with the criteria set out in ASC 842 to determine if there is a lease present. For contracts that contain an operating lease, we account for the lease component and the non-lease component together as a single component. For contracts that contain a finance lease we account for the lease component and the non-lease component separately in accordance with ASC 842.

In leases where we are the lessee, we recognize a right of use asset and lease liability at lease commencement, which is measured by discounting lease payments using our incremental borrowing rate applicable to the lease term and currency of the lease as the discount rate. Subsequent amortization of the right of use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight line basis, over the term of the lease. A finance lease right-of-use asset is depreciated on a straight line basis over the lesser of the useful life of the leased asset or the lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. Property taxes and other non-lease costs are accounted for on an accrual basis.

Lease payments for our cinema operating leases consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Lease cost
Finance lease cost:		—
Amortization of right-of-use assets	$41	$—
Interest on lease liabilities	3	—
Operating lease cost	7,921	—
Variable lease cost	105	—
Total lease cost	$8,070	$—

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$44	$—
Operating cash flows from operating leases	7,780	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,181	—

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Operating leases
Operating lease right-of-use assets	$229,266	$—
Operating lease liabilities - current portion	19,797	—
Operating lease liabilities - non-current portion	222,594	—
Total operating lease liabilities	$242,391	$—
Finance leases
Property plant and equipment, gross	372	—
Accumulated depreciation	(41)	—
Property plant and equipment, net	$331	$—
Other current liabilities	162	—
Other long-term liabilities	169	—
Total finance lease liabilities	$331	$—

Other information
Weighted-average remaining lease term - finance leases	3	—
Weighted-average remaining lease term - operating leases	11	—
Weighted-average discount rate - finance leases	5.05%	—
Weighted-average discount rate - operating leases	4.97%	—

Maturity of leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2019	$23,566	$133
2020	31,434	101
2021	31,717	53
2022	31,901	43
2023	31,018	28
Thereafter	169,221	—
Total lease payments	$318,857	$358
Less imputed interest	(76,466)	(27)
Total	$242,391	$331

As of March 31, 2019, we have additional operating leases, primarily for cinemas, that have not yet commenced of approximately $26.0 million. These operating leases will commence between fiscal year 2019 and fiscal year 2021 with lease terms of 15 to 20 years.

As Lessor

The Company has entered into various leases as a lessor for our owned real estate properties. These leases vary in length between 1 and 20 years, with certain leases containing options to extend at the behest of the applicable tenants. Lease components consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics. No terms exist by which a lessee is able to purchase the underlying asset.

We recognize lease payments for operating leases as property revenue on a straight-line basis over the lease term. Lease incentive payments we make to lessees are amortized as a reduction in property revenue over the lease term.

Lease income relating to operating lease payments was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Components of lease income
Lease payments	$2,229	$2,423
Variable lease payments	265	80
Total lease income	$2,494	$2,503

The book value of underlying assets under operating leases from owned assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Building and improvements
Gross balance	$68,483	$67,887
Accumulated depreciation	(18,375)	(17,709)
Net Book Value	$50,108	$50,178

Maturity of leases were as follows:

(Dollars in thousands)	Operating leases
2019	$6,470
2020	7,439
2021	6,830
2022	5,961
2023	5,187
Thereafter	10,295
Total	$42,182

Note 17 – Hedge Accounting

As of March 31, 2019 and March 31, 2018, the Company held interest rate derivatives in the total notional amount of $8.0 million and $nil, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	March 31,		December 31,
	2019		2018
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$52	Derivative financial instruments - current portion	$41
	Derivative financial instruments - non-current portion	203	Derivative financial instruments - non-current portion	145
Total derivatives designated as hedging instruments		$255		$186
Total derivatives		$255		$186

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter to March 31, 2019 and March 31, 2018, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2019	2018
Interest rate contracts	Interest expense, net	$12	$—
Total		$12	$—

	Loss Recognized in OCI on Derivatives (Effective Portion)		Loss Reclassified from OCI into Income (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	Amount		Line Item	Amount		Line Item	Amount
	2019	2018		2019	2018		2019	2018
Interest rate contracts	$81	$—	Interest expense, net	$12	$—	Interest expense, net	$—	$—
Total	$81	$—		$12	$—		$—	$—

Note 18 – Fair Value Measurements

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

As of March 31, 2019 and December 31, 2018 material financial assets and financial liabilities were carried and measured at fair value on a recurring basis.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2019
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$155,855	$—	$—	$159,871	$159,871
Subordinated debt	27,913	—	—	19,162	19,162
	$183,768	$—	$—	$179,033	$179,033

		Fair Value Measurement at December 31, 2018
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$139,130	$—	$—	$143,564	$143,564
Subordinated debt	27,913	—	—	18,895	18,895
	$167,043	$—	$—	$162,459	$162,459

(1)	These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at March 31, 2019 and December 31, 2018.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of March 31, 2019 and December 31, 2018, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter ended March 31, 2019 and March 31, 2018.

Note 19 – Business Combination

On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million (AU$1.95 million). We commenced trading from this new cinema site on January 30, 2019.

The total purchase price was allocated to the identifiable assets acquired based on our preliminary estimates of their fair values on the acquisition date. There were no liabilities assumed. As of March 31, 2019, the Company is still finalizing its allocation and this may result in potential adjustments within the one-year measurement period from acquisition date. The determination of the fair values of the acquired assets (and the related determination of their estimated lives) requires significant judgment.

Our preliminary purchase price allocation is as follows:

	Preliminary Purchase Price
	Allocation
(Dollars in thousands)	US Dollars(1)	AU dollars
Tangible Assets
Operating property:
Fixtures and equipment	$153	$213
Intangible Assets
Goodwill	1,248	1,734
Total assets acquired	1,401	1,947

Net assets acquired	$1,401	$1,947

(1)	The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, January 30, 2019.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2018 Form 10-K, Part 1, Item 1A and the Risk Factors set out below.

Item 2 – Management’s Discussions and Analysis (“MD&A”) of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, lease or ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand.  As of March 31, 2019, we operate in two business segments:

•	Cinema exhibition, through our 60 multiplex cinemas; and,
•	Real estate, including real estate development and the rental of retail, commercial and live theatre assets.

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

Shown in the following table are the number of locations and theater screens in our theater circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying assets as of March 31, 2019:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York(3)	6	23	5	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	27	245	26	1
Australia	New South Wales	6	44	4	2	Reading Cinemas
	Victoria	6	43	6		Reading Cinemas
	Queensland	5	50	2	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	1	4	1		Reading Cinemas
	Australia Total	22	172	16	6
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	6	5
GRAND TOTAL		60	484	48	12

(1)	The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
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

•	the acquisition and development of fee interests in land;
•	the licensing to production companies of the use of our live theatres; and,
•	the redevelopment of our existing fee-owned cinema or live theatre sites to their highest and best use.

Cinema Exhibition

Our cinema revenue consists primarily of admissions, Food & Beverage (“F&B”), advertising and theater rentals.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market.  For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of our 2018 Form 10-K.

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

•

AU and NZ Additions/Refurbishments On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million (AU$1.95 million). We commenced trading from this new cinema site on January 30, 2019. For the first quarter of 2019, we invested in two additional Gold Lounge auditoriums at our Harbour Town cinema.  In 2017 and 2018, we improved eight theaters: Belmont, Rouse Hill, Courtenay Central, Napier, Charlestown, Elizabeth, Auburn and Rotorua.

•

U.S. Refurbishments  For the first quarter of 2019, we continued investing in refurbishments primarily at our Mililani cinema.  During 2017 and 2018, we continued to invest in the refurbishment and enhancements of our existing cinemas, as contemplated by our strategic plan. During this period, seven locations had significant refurbishment work performed: our Cal Oaks, Valley Plaza and Grossmont locations in California; our Ward, Pearlridge and Mililani locations in Hawaii; and our Manville location in New Jersey. Continuing with our strategic plan, since 2017, we converted (or are in the process of conversion), 74 of our 245 U.S. auditoriums to luxury recliner seating.

Cinema Pipeline

During 2019, we currently plan to upgrade or begin the upgrade of 11 cinemas in the U.S., Australia, and New Zealand.

We have entered into lease agreements for four new cinemas in Australia (25 screens), which we anticipate will come on line in 2019 - 2021.

Our focus with respect to new cinemas is on featuring state-of-the-art projection and sound, luxury recliner seating, enhanced F&B (typically including alcohol service) and typically at least one major TITAN type presentation screen.  Our focus is on providing best in class services and amenities that will differentiate us from in-home and mobile viewing options.  We believe that a night at the movies should be a special and premium experience and, indeed, that it must be in order to compete with the variety of options being offered to consumers through other platforms.

Throughout 2019, we will also be focusing on the rollout and enhancement of our proprietary on-line ticketing capabilities and social media interfaces.  These are intended to enhance the convenience of our offering and to promote customer affinity with the experience and product that we are offering.

Cinema Closures

We evaluate the performance of each of our cinemas and, in some instances, we may decide to close an operation when it is not economically viable to continue to operate from the location. We did not close any theaters leased from third parties in 2018 or to date in 2019.  While some of our theaters have encountered new competition, and while we believe that others will benefit from planned refurbishment and upgrading, none of our leased theaters are currently slated for closure.

During January 2019, we closed our Courtenay Central cinema in Wellington, New Zealand due to seismic concerns.   We are currently assessing the redevelopment of that property. It is currently anticipated that the cinema component will be upgraded and restored in connection with any such redevelopment.

Upgrades to our Film Exhibition Technology and Theatre Amenities

We continue to focus in areas of the matured cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  These are (i) upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  As of March 31, 2019, the upgrades to our theater circuits’ film exhibition technology and amenities are summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theatre circuit)	60	484
IMAX	1	1
TITAN XC and LUXE	18	20
Dine-in Service
Gold Lounge (AU/NZ)(1)	10	27
Premium (AU/NZ)(2)	11	21
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	14	n/a
Premium Seating (recliner seating features)	22	142
Liquor Licenses Obtained(5)	28	n/a
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

Real Estate

Our operating properties currently consists of the following assets:

•	our Newmarket, Queensland ETC, our Belmont, Western Australia ETC, our Auburn, New South Wales ETC, our Townsville, Queensland ETC and our Wellington, New Zealand ETC; and,
•

two (2) single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theater complex (including the accompanying ancillary retail and commercial tenants) in Chicago (The Royal George); and,

•	our US Headquarters building in Culver City, California and our Australia corporate office building in Melbourne, Australia; and,
•	the ancillary retail and commercial space at some of our non-ETC cinema properties.

In February 2018, we entered into a one-year license agreement with Audible, Inc. a subsidiary of Amazon, at the Minetta Lane Theatre.  This agreement was extended through March 2020, with an option to extend for one additional year through March 2021.  Audible intends to continue to produce one to two character plays and special engagements for live performance, to record those productions making them available through Audible streaming service.

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

•

Purchase of Property in Auburn, Australia –  On June 29, 2018, we added 20,870 square feet of land, improved with a 16,830 office building, to our Auburn/Redyard ETC.  The property was acquired at auction for $3.5 million (AU$4.5 million) and is bordered by our existing ETC on three sides. The property is leased to Telstra through July 2022.  This will allow us time to plan for the efficient integration of the property into our ETC.  The final settlement payment was made in early October 2018.

Value-creating Opportunities

We are engaged in several real estate development projects to take our properties to their highest and best use.  The most notable of these value-creating projects are as follows:

•

Redevelopment of 44 Union Square Property in New York, USA.  We secured construction financing for our 44 Union Square property in December 2016 and have entered into a guaranteed maximum price construction management agreement with an affiliate of CNY. We anticipate that the project will be ready for the commencement of tenant fit-out in the second quarter of 2019. Retail and office leasing interest to date has been strong and, while no assurances can be given, we are currently in exclusive negotiations with respect to long-term leases covering approximately 90% of the net rentable area of the building.   This redevelopment will add approximately 23,000 square footage of rentable space to the current square footage of the building for an approximate total of 73,322 square feet of rentable space, inclusive of anticipated BOMA (Building Owners and Managers Association) adjustments and subject to lease negotiations and the final tenant mix.

•

Expansion Project for our Newmarket Shopping Center at an affluent suburb of Brisbane, Australia.  In December 2017 we opened our eight-screen Reading Cinema with TITAN LUXE, including 10,355 square feet of additional retail space and 124 parking spaces. As of March 31, 2019, approximately 80% of this new retail space has been leased.

•

Courtenay Central Re-Development in Wellington, New Zealand.  – Located in the heart of Wellington - New Zealand’s capital city – this center is comprised of 161,071 square feet of land situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), across the street from the site of Wellington’s newly announced convention center (estimated to open its doors in 2022) and at a major public transit hub. Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site.  Further, unrelated seismic issues have caused us to close the existing cinema and significant portions of the retail structure while we reevaluate the property for redevelopment as an entertainment themed urban center with a major food and grocery component. Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment precincts of Wellington.

▪

Cinema 1,2,3 Redevelopment – In June 2017, we entered into an exclusive dealing and pre-development agreement with our adjoining neighbors, 260-264 LLC, to jointly develop the properties, currently home to Cinemas 1,2,3 and Anassa Taverna. Under the terms of the agreement, Reading and 260-264 LLC worked together on a comprehensive mixed-use plan to co-develop the properties located on 3rd Avenue, between 59th Street and 60th Streets, in New York City. The parties completed an initial feasibility study, analyzing various retail, entertainment and residential uses for the site and during 2018 continued to work on the terms of a final agreement for the development of the combined property.  We do not presently believe that we will be able to come to an agreement with our neighbors for a joint development of our properties and, have, accordingly, begun developing plans for an approximately 96,000 square foot mixed use stand-alone development. Our Cinemas 1,2,3, property is located on Third Avenue in New York City, between 59th and 60th Streets across from Bloomingdales.

•

Manukau Land Rezoning – In August 2016, the Auckland City Council up-zoned 64.0 acres of our property in Manukau from agricultural to light industrial use. The remaining 6.4 acres were already zoned for heavy industrial use.  Our zoning enhancement goal having been achieved, in 2018, we worked with adjoining landholders to jointly advance necessary infrastructure improvement issues.   We estimate that our property will support approximately 1.6 million square feet of improvements. We see this property as a future value realization opportunity for us. This tract is adjacent to the Auckland Airport, which is currently undergoing a major improvement and expansion project.

Corporate Matters

▪

Stock Repurchase Program – Our Board approved a $25-million repurchase program approved on March 2, 2017, and extended on March 14, 2019, and extended it on March 14, 2019.  Under this authorization Reading may repurchase its Class A Common Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The new authorization continues through March 2, 2021.  To date we have repurchased 559,627 shares of Class A Common Stock for $8.8 million at an average price of $15.81 per share (excluding transaction costs). 566 shares were purchased during the quarter ended March 31, 2019 at an average price of $16.08 per share.  This leaves $16.2 million available under the March 2, 2017 program, as extended, for repurchase as of March 31, 2019.

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

On March 15, 2019, we amended our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) from a facility comprised of (i) a AU$66.5 million loan facility with an interest rate of 0.95% above the Bank Bill Swap Bid Rate (“BBSY”) and a maturity date of June 30, 2019 and (ii) a bank guarantee of AU$5.0 million at a rate of 1.90% per annum into a (i) AU$120.0 million corporate loan facility at rates of 0.85%-1.30% above BBSY depending on certain ratios with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a bank guarantee facility of AU$5.0 million at a rate of 1.85% per annum. Prior to this, on June 12, 2018, we had extended the maturity of these facilities from June 30, 2019, to December 31, 2019. Such modifications of this particular term loan were not considered to be substantial under US GAAP.

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

On March 5, 2019, we extended our current Bank of America credit facilities until May 1, 2020 (the $55.0 million credit line). We anticipate refinancing this credit line during the second quarter of 2019.

Refer to our 2018 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2019	March 31, 2018	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$57,986	$72,255	(20)%
Real estate	5,431	6,008	(10)%
Inter-segment elimination	(1,866)	(2,391)	22%
Total revenue	61,551	75,872	(19)%
Operating expense
Cinema exhibition	(50,195)	(57,339)	12%
Real estate	(2,445)	(2,384)	(3)%
Inter-segment elimination	1,866	2,391	(22)%
Total operating expense	(50,774)	(57,332)	11%
Depreciation and amortization
Cinema exhibition	(4,157)	(3,765)	(10)%
Real estate	(1,376)	(1,369)	(1)%
Total depreciation and amortization	(5,533)	(5,134)	(8)%
General and administrative expense
Cinema exhibition	(992)	(866)	(15)%
Real estate	(451)	(574)	21%
Total general and administrative expense	(1,443)	(1,440)	-%
Segment operating income
Cinema exhibition	2,642	10,285	(74)%
Real estate	1,159	1,681	(31)%
Total segment operating income	$3,801	$11,966	(68)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(61)	(117)	48%
General and administrative expense	(5,041)	(6,156)	18%
Interest expense, net	(1,852)	(1,594)	(16)%
Equity earnings of unconsolidated joint ventures	34	257	(87)%
Other income (expense)	(20)	(82)	76%
Income before income taxes	(3,139)	4,274	(> 100)%
Income tax benefit (expense)	1,042	(1,170)	> 100%
Net income (loss)	(2,097)	3,104	(> 100)%
Less: net (income) loss attributable to noncontrolling interests	(16)	22	(> 100)%
Net income (loss) attributable to RDI common stockholders	$(2,081)	$3,082	(> 100)%
Basic EPS	$(0.09)	$0.13	(> 100)%

 “nm – not meaningful”

Consolidated and Non-Segment Results:

1st Quarter Net Results

Net income attributable to RDI common stockholders decreased by $5.2 million to a $(2.1) million loss.  Basic EPS for the quarter ended March 31, 2019 decreased by $0.22 to $(0.09) from the prior-year quarter, mainly attributable to decreases in revenue in both the Cinema and Real Estate business segments.

Revenue for the three months ended March 31, 2019 decreased by 19%or $14.3 million, to $61.6 million compared to the same period prior year. The revenue decrease was due to a decrease in revenues from our cinema business primarily due to the weak film slate experienced by the Cinema business segment worldwide, the closure of our cinema in Courtenay Central due to seismic concerns, and a decrease in revenues from the Real Estate business segment primarily due to the closure of most of the net rentable area of Courtenay Central due to seismic concerns.   Overseas revenues were also adversely impacted by the continued weakness of the Australian and New Zealand Dollar compared to the U.S. dollar.

U.S. admissions for the first quarter 2019 were down 19% falling from $24.7 million to $19.9 million for the same period in the prior year. According to industry sources, U.S. box office for the period was down 16%, falling from $2.5 billion to $2.1 billion.  Australia and New Zealand Box Office saw similar declines.  Again, in the case of New Zealand, the situation was exacerbated by the closure of our cinema at Courtenay Central. Due to the fact that our occupancy costs with respect to our cinema operations are fixed, the decrease in revenues disproportionally impacts the earnings from these operations, even though our film rent, cinema level labor and costs of goods sold are largely variable.

Looking forward, The Avengers: Endgame has been setting box office records, having grossed more than $620 million in North America and more than $2.2 billion worldwide since its opening weekend of April 25, 2019.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended March 31, 2019 decreased by 18%, or $1.1 million, to $5.0 million compared to the same period of the prior year, respectively. This decrease mainly relates to lower legal expenses, offset by an increase in administrative occupancy cost in New Zealand attributable to the temporary closure of our administrative offices at Courtenay Central and need to lease replacement office space in Wellington.

Income Tax Expense

Income tax expense for the quarter ended March 31, 2019,  decreased 189%, or $2.2 million compared to the same quarter prior year.  The change between 2019 and 2018 is primarily related to the pretax loss in the first quarter of 2019.

Business Segment Results

At March 31, 2019, we leased or owned and operated 60 cinemas with 484 screens, which includes (i) one managed cinema with 4 (four) screens and (ii) our interests in certain unconsolidated joint ventures that total 3 (three) cinemas with 29 screens.  In the first quarter of 2019, we acquired a proven 4-screen cinema in Devonport, Tasmania, Australia, increasing our cinema count to 60 and our screen count to 484.  We also (i) owned and operated 5 (five) ETCs located in Newmarket Village (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn (a suburb of Sydney) and Townsville (a suburb of Cannon Park) in Australia and Wellington in New Zealand, (ii) owned and operated our headquarters office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and Melbourne, Australia, (iii) owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theaters comprising 6 (six) stages and ancillary retail and commercial space (our fourth live theatre was closed at the end of 2015 as part of the redevelopment of 44 Union Square in New York City), (iv) owned a 75% managing member interest in a limited liability company, which in turn owns the fee interest in Cinemas 1,2,3, (v) held for development approximately 70.4 acres of developable industrial land located next to the Auckland Airport in New Zealand, (vi) owned a 50% managing member interest in a limited liability company, which in turn owns a 202-acre property in Coachella, California that is zoned approximately 150 acres for single-family residential use (maximum 550 homes) and approximately 50 acres for high density mixed use in the U.S., that is held for development, and, (vii) owned 197 acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand dollars based on the spot rate weakened versus prior three month period against the U.S. dollar slightly negatively impacting the value of our assets and liabilities.  The average rate for the three months ended March 31, 2019 and 2018 has also weakened by 9.4% and 6.3% respectively. This has decreased the value of our Australian and New Zealand revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the three months ended March 31, 2019 and March 31, 2018, respectively:

						% Change
		Three Months Ended				Fav/(Unfav)
(Dollars in thousands)		March 31, 2019	% of Revenue	March 31, 2018	% of Revenue	Three Months Ended
REVENUE
United States	Admissions revenue	$19,913	34%	$24,706	34%	(19)%
	Food & beverage revenue	9,575	17%	10,765	15%	(11)%
	Advertising and other revenue	2,545	4%	2,516	3%	1%
		$32,033	55%	$37,987	53%	(16)%
Australia	Admissions revenue	$14,037	24%	$17,051	24%	(18)%
	Food & beverage revenue	6,061	10%	7,837	11%	(23)%
	Advertising and other revenue	1,343	2%	1,829	3%	(27)%
		$21,441	37%	$26,717	37%	(20)%
New Zealand	Admissions revenue	$2,991	5%	$4,934	7%	(39)%
	Food & beverage revenue	1,309	3%	2,266	3%	(42)%
	Advertising and other revenue	212	0%	351	0%	(40)%
		$4,512	8%	$7,551	10%	(40)%

Total revenue		$57,986	100%	$72,255	100%	(20)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(10,127)	17%	$(12,875)	18%	21%
	Food & beverage cost	(2,322)	4%	(2,302)	3%	(1)%
	Occupancy expense	(6,945)	12%	(7,202)	10%	4%
	Other operating expense	(10,174)	18%	(9,942)	14%	(2)%
		$(29,568)	51%	$(32,321)	45%	9%
Australia	Film rent and advertising cost	$(6,279)	11%	$(7,699)	11%	18%
	Food & beverage cost	(1,115)	2%	(1,594)	2%	30%
	Occupancy expense	(3,962)	7%	(4,251)	6%	7%
	Other operating expense	(5,415)	9%	(5,754)	8%	6%
		$(16,771)	29%	$(19,298)	27%	13%
New Zealand	Film rent and advertising cost	$(1,336)	3%	$(2,232)	3%	40%
	Food & beverage cost	(292)	1%	(491)	1%	41%
	Occupancy expense	(803)	1%	(1,344)	2%	40%
	Other operating expense	(1,425)	2%	(1,653)	2%	14%
		$(3,856)	7%	$(5,720)	8%	33%

Total operating expense		$(50,195)	87%	$(57,339)	79%	12%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,626)	5%	$(2,121)	3%	(24)%
	General and administrative expense	(604)	1%	(545)	1%	(11)%
		$(3,230)	6%	$(2,666)	4%	(21)%
Australia	Depreciation and amortization	$(1,181)	2%	$(1,204)	2%	2%
	General and administrative expense	(387)	1%	(299)	0%	(29)%
		$(1,568)	3%	$(1,503)	2%	(4)%
New Zealand	Depreciation and amortization	$(350)	1%	$(440)	1%	20%
	General and administrative expense	(1)	0%	(22)	0%	95%
		$(351)	1%	$(462)	1%	24%

Total depreciation, amortization, general and administrative expense		$(5,149)	10%	$(4,631)	6%	(11)%
OPERATING INCOME – CINEMA
United States		$(765)	(1)%	$3,000	4%	(126)%
Australia		3,102	5%	5,916	8%	(48)%
New Zealand		305	1%	1,369	2%	(78)%
Total Cinema operating income		$2,642	5%	$10,285	14%	(74)%

 “nm – not meaningful”

1st Quarter Results

Cinema Segment operating income

Cinema segment operating income decreased by 74%,  or $7.6 million, to $2.6 million for the quarter ended March 31, 2019 compared to March 31, 2018, primarily driven by decreased operating income in the U.S., Australia, and New Zealand, which was due to a decrease in attendance worldwide, and fluctuations in average ticket price (“ATP”), and spend per patron (“SPP”) as outlined below.

Revenue

Cinema revenue decreased by 20%, or $14.3 million, to $58.0 million for the quarter ended March 31, 2019 compared to March 31, 2018, primarily attributable to a weak foreign currency exchange rate, and a weak film slate worldwide.

The top box office performers for the first quarter of 2019 included “Captain Marvel”, ($5.1 million), “Aquaman,” ($2.9 million) and “How to Train Your Dragon: The Hidden World,” ($2.7 million), did not stack up well against the top films for the same period 2018, which included major films such as “Black Panther,” “Jumanji: Welcome to the Jungle,” and “The Greatest Showman,” (which combined totaled $15.0 million).  We believe that the first quarter of 2019 results are principally the product of the film available for cinema exhibition, and not a reflection of declining consumer interest in cinema as a beyond-the-home source of entertainment.

Below are the changes in our cinema revenue by market:

•	U.S. cinema revenue decreased by 16%, or $6.0 million, to $32.0 million, due to a 22% decrease in attendance, offset by a 12% increase SPP, and a 4% increase in ATP.
•	Australia cinema revenue decreased by 20%, or $5.3 million, to $21.4 million, primarily due to a 15% decrease in attendance, a 9% decrease in SPP, and a 4% decrease in ATP.
•

New Zealand cinema revenue decreased by 40%, or $3.0 million, to $4.5 million versus the same period in 2018, due to a decrease of 40% in attendance, while ATP and SPP remained relatively flat.  The decrease in New Zealand was materially greater than that in the U.S. and Australia due to the closure of our Courtenay Central cinema in January.

More recently “Avengers:Endgame” had the biggest box office opening of any film since the opening weekend of April 25, 2019 with $620 million in North America box office and $2.2 billion in worldwide box office.  Slated for release this spring and summer are a number of potentially strong box office performers, including “John Wick Chapter 3,” “Aladdin”, “Godzilla: King of the Monsters”, “Men in Black: International,” “Toy Story 4,” and “Spider-Man: Far From Home.”

Operating expense

Operating expense for the quarter ended March 31, 2019 decreased by 12%, to $50.2 million primarily attributable to (i) lower film rent expense driven by lower admissions revenue, and (ii) lower F&B costs due to lower F&B revenue primarily in Australia and New Zealand.

Operating expense as a percentage of gross revenue has increased to 87% for the first quarter of 2019, compared to 79% for the same period in 2018, due to the lower than anticipated revenue in our box office and the fact that our occupancy costs are generally fixed, and cannot be adjusted to reflect such lower admission levels.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended March 31, 2019 increased by 11%, or $0.5 million, to $5.1 million mainly due to the depreciation related to the completion of our capital improvements placed into service in the U.S.

Real Estate

The following table details our real estate segment operating results for the three months ended March 31, 2019 and 2018, respectively:

						% Change
		Three Months Ended				Fav/(Unfav)
(Dollars in thousands)		March 31, 2019	% of Revenue	March 31, 2018	% of Revenue	Three Months Ended
REVENUE
United States	Live theater rental and ancillary income	$936	17%	$599	10%	56%
	Property rental income	52	1%	56	1%	(7)%
		988	18%	655	11%	51%
Australia	Property rental income	3,916	72%	4,154	69%	(6)%
New Zealand	Property rental income	527	10%	1,199	20%	(56)%

Total revenue		$5,431	100%	$6,008	100%	(10)%
OPERATING EXPENSE
United States	Live theater cost	$(298)	5%	$(296)	5%	(1)%
	Property cost	(158)	3%	(134)	2%	(18)%
	Occupancy expense	(151)	3%	(163)	3%	7%
		(607)	11%	(593)	10%	(2)%
Australia	Property cost	(701)	13%	(752)	13%	7%
	Occupancy expense	(692)	13%	(567)	9%	(22)%
		(1,393)	26%	(1,319)	22%	(6)%
New Zealand	Property cost	(298)	5%	(321)	5%	7%
	Occupancy expense	(147)	3%	(150)	2%	2%
		(445)	8%	(471)	8%	6%

Total operating expense		$(2,445)	45%	$(2,383)	40%	(3)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(195)	4%	$(192)	3%	(2)%
	General and administrative expense	(159)	3%	(163)	3%	2%
		(354)	7%	(355)	6%	-%
Australia	Depreciation and amortization	$(926)	17%	$(909)	15%	(2)%
	General and administrative expense	(292)	5%	(411)	7%	29%
		(1,218)	22%	(1,320)	22%	8%
New Zealand	Depreciation and amortization	(256)	5%	(269)	4%	5%
	General and administrative expense	—	0%	—	0%	-%
		(256)	5%	(269)	4%	5%

Total depreciation, amortization, general and administrative expense		$(1,828)	34%	$(1,944)	32%	6%
OPERATING INCOME - REAL ESTATE
United States		$27	0%	$(293)	(5)%	109%
Australia		1,305	24%	1,515	25%	(14)%
New Zealand		(174)	(3)%	459	8%	(138)%
Total real estate operating income		$1,158	21%	$1,681	28%	(31)%

1st Quarter Results

Real Estate Segment income

Real estate segment operating income decreased by 31%, or $0.5 million, to $1.2 million for the quarter ended March 31, 2019 compared to March 31, 2018, primarily due to the closure of most of the net rentable area of Courtenay Central; offset by an increase in Live Theatre segment revenue of 56%, or $0.3 million, to $0.9 million.

Revenue

Real estate revenue for the quarter decreased by 10%, or $0.6 million, to $5.4 million primarily due to a weak foreign currency exchange rate and a decrease in revenues from our New Zealand segment, principally related to the closure of portions of Courtenay Central.

Operating expense

Operating expense for the quarter ended March 31, 2019 remained flat at $2.4 million.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended March 31, 2019 decreased by 6%, or $0.1 million, to $1.8 million primarily driven by a weak foreign currency exchange rate and a decrease in general and administrative expenses in Australia.

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

Our real estate business is to complete the redevelopment of 44 Union Square in New York City; to reassess and master-plan the Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; to continue the build-out of our Newmarket Village and Auburn ETCs and the master planning of the expansion of our Townsville ETC in Australia; to master plan and consider the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition, food and beverage, and grocery store uses; and in Manukau, New Zealand, to develop in concert with other major land owners, of plans for the development of the infrastructure needed to support the construction of income-producing improvements; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets. We will also continue to explore potential synergistic acquisitions that may not readily fall into either our cinema or real estate segment.

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

At March 31, 2019, our consolidated cash and cash equivalents totaled $12.6 million. Of this amount, $3.2 million and $0.7 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings locally, but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional state income taxes upon repatriation.

The changes in cash and cash equivalents for the three months ended March 31, 2019 and 2018 are discussed as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018	% Change
Net cash provided by (used in) operating activities	$(3,841)	$2,452	(257)%
Net cash provided by (used in) investing activities	(12,613)	(23,491)	(46)%
Net cash provided by (used in) financing activities	15,918	16,161	2%
Effect of exchange rate changes on cash and cash equivalents	57	(122)	147%
Increase (decrease) in cash and cash equivalents	$(479)	$(5,000)	90%

Operating activities

Cash provided by (used in) operating activities for the first three months of 2019 decreased by $6.3 million, to ($3.8) million primarily driven by $4.7 million lower cash inflows from operating activities as well as a $1.5 million decrease in net operating assets.

Investing activities

Cash used in investing activities during the three months ended March 31, 2019 decreased by $10.9 million compared to the same period in 2018, to net cash used of $12.6 million, primarily due to a decrease in our cinema refurbishment activities compared to the 2018 quarter and the substantial completion of the upgrading and expansion of our Newmarket and Auburn/Redyard ETCs in 2018.   It is anticipated that spending on our cinema activities will pick up over the remainder of the year.

Financing Activities

The $15.9 million net cash provided by financing activities during the three months ended March 31, 2019 was primarily related to $22.3 million of new borrowings, offset by $6.1 million of loan repayments. Proceeds from these new borrowings related principally to the ongoing construction of our 44 Union Square project in Manhattan of $6.7 million and to fund the capital improvements in our cinemas and real estate segments.

On March 2, 2017, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of Reading’s Class A Common Stock. The Board on March 14, 2019, extended that program to March 2, 2021. At March 31, 2019, there was $16.2 million of capacity remaining in that authorization.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the three months ended March 31, 2019 and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	3/31/2019	2018	2017	2016	2015 (2)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$12,648	$13,127	$13,668	$19,017	$19,702
Unused borrowing facility	107,111	85,886	137,231	117,599	70,134
Restricted for capital projects (1)	23,566	30,318	62,280	62,024	10,263
Unrestricted capacity	83,545	55,568	74,951	55,575	59,871
Total resources at period end	119,759	99,013	150,899	136,616	89,836
Total unrestricted resources at period end	96,193	68,695	88,619	74,592	79,573
Debt-to-Equity Ratio
Total contractual facility	$290,879	$252,929	$271,732	$266,134	$207,075
Total debt (gross of deferred financing costs)	184,099	167,043	134,501	148,535	130,941
Current	40,077	30,393	8,109	567	15,000
Non-current	143,691	136,650	126,392	147,968	115,941
Finance lease liabilities	331	—	—	—	—
Total book equity(2)	179,946	180,547	181,618	146,890	138,951
Debt-to-equity ratio	1.02	0.93	0.74	1.01	0.94
Changes in Working Capital
Working capital (deficit) (3)	$(77,236)	$(55,270)	$(46,971)	$6,655	$(35,581)
Current ratio	0.28	0.35	0.42	1.10	0.51
Capital Expenditures (including acquisitions)	$11,476	$56,827	$76,708	$49,166	$53,119

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

(3)

Typically our working capital (deficit) is negative as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2019:

(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Debt(1)	$40,016	$48,799	$258	$270	$58,309	$8,204	$155,856
Operating leases, including imputed interest	23,566	31,434	31,717	31,901	31,018	169,221	318,857
Finance leases, including imputed interest	131	101	53	43	30	—	358
Subordinated debt(1)	—	—	—	—	—	27,913	27,913
Pension liability	513	684	684	684	684	1,979	5,228
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Estimated interest on debt (2)	7,717	6,098	5,156	5,157	5,134	7,498	36,761
Total	$77,844	$87,116	$37,868	$38,055	$95,175	$214,815	$550,873

(1)	Information is presented gross of deferred financing costs.
(2)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.
(3)	Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.

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

Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings.  Please refer to Item 3 – Legal Proceedings in our 2018 Form 10-K for more information. There have been no material changes to our litigation since our 2018 Form 10-K, except as set forth in Note 13 – Commitments and Contingencies in the accompanying consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

See Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein on this report, there are no off-balance sheet arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

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

Besides the write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the 4th quarter of 2016, no other impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2018. Refer to Note 20 – Insurance Recoveries on Impairment and Related Losses due to Earthquake in the 2018 Form 10-K for further details.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three months ended March 31, 2019.

FINANCIAL RISK MANAGEMENT

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

Exchange Rates
Australia $
New Zealand $
US$ Per Unit of Foreign Currency
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Average Yearly Rate

In recent periods, we have repaid intercompany debt and used the proceeds to fund capital investment in the United States. Accordingly, our debt levels in Australia are higher than they would have been if funds had not been returned for such purposes. On a company wide basis, this means that a reduction in the relative strength of the U.S. dollar versus the Australian dollar and/or the New Zealand dollar will effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand.

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

Inflation

We continually monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. Competitive conditions in many of our markets restrict our ability to recover fully the higher costs of acquired goods and services through price increases. We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses. The effects of inflation have not had a material impact on our operations and the resulting financial position or liquidity.

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

Among the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•	with respect to our cinema operations:
o	the number and attractiveness to moviegoers of the films released in future periods;
o	the amount of money spent by film distributors to promote their motion pictures;
o	the licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;
o

the comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in and outside the home environment;

o

the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology, such as, by way of example, cable, satellite broadcast and Blu-ray/DVD rentals and sales, and so called “movies on demand;”

o	the cost and impact of improvements to our cinemas, such as improved seating, enhanced food and beverage offerings and other improvements;
o	disruptions from theater improvements; and
o	the extent to and the efficiency with which we are able to integrate acquisitions of cinema circuits with our existing operations.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	the ability to obtain all permits to construct improvements;
o	the ability to finance improvements;
o	the disruptions from construction;
o	the possibility of construction delays, work stoppage and material shortage;
o	competition for development sites and tenants;
o	environmental remediation issues;
o	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;
o	the increased depreciation and amortization expenses as construction projects transition to leased real property;
o	the ability to negotiate and execute joint venture opportunities and relationships; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.

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

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste, the weather, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Item 1A Risk factors in the 2018 Form 10-K annual report for more information.

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

At March 31, 2019, approximately 33% and 11% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $3.9 million in cash and cash equivalents.  At December 31, 2018, approximately 36% and 14% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $5.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $1.5 million for the three months ended March 31, 2019.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 44% and 64% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $9.9 million and $4.6 million, respectively, and the change in our quarterly net income (loss) would be $0.2 million and ($0.1) million, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2019 and December 31, 2018, the balance of cumulative foreign currency translation adjustments was approximately $10.2 million gain and $8.7 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $239,000 increase or decrease in our quarterly interest expense.

For further discussion on market risks, please refer to International Business Risks included in Item 2, Part 1 of this Form 10-Q.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this Quarterly Report on Form 10-Q.

In the quarter ended March 31, 2019, the arbitration relating to the termination of Cotter, Jr.’s employment with our Company (Reading International, Inc. v. James J. Cotter, AAA Case No. 01-15-0004-2384, filed July 2015) was resolved.   While our Company was the named claimant, this matter relates essentially to Cotter, Jr.’s claims for compensation and damages related to his termination as our Company’s president and chief executive officer which were originally included in the Derivative Action described in Note 13, above.   The Arbitrator has determined that, while Cotter, Jr. did breach his obligations under his Employment Agreement with our Company, Cotter, Jr’s breaches were not sufficiently material to allow our Company relief from its obligations under the Employment Agreement to pay certain specified separation amounts, totaling $313,000 (the “Separation Payment Amount”).   The arbitrator awarded this amount, plus interest at the rate of 10% from June 12, 2016, until the award was paid in full on March 6, 2019.   The reserve set up by the Company in 2015 with respect to this claim has been reversed. The Arbitrator denied on substantive grounds Cotter, Jr’s claims for consequential damages and for damages based on various tort theories (including defamation) and/or upon wrongful termination claims and denied, on jurisdictional grounds, Cotter Jr’s claims that the unvested stock options granted to him under his Employment Agreement did not expire upon his termination and continued to be exercisable by him so long as he continued as a director of our Company. In total, Cotter, Jr., claimed specified damages in excess of $1,000,000 plus unspecified tort damages.   While the award was less than half of the amount claimed by Cotter, Jr., and while finding that Cotter, Jr., was in breach of his agreement with our Company, the Arbitrator nevertheless determined that Cotter, Jr. was the prevailing party and awarded Cotter, Jr.  $443,000 of his requested $787,769 in attorney’s fees and costs.  The Arbitrator also assessed the costs of the arbitration against our Company and ordered a reimbursement of such costs paid to date by Cotter Jr. in the amount of $14,250.   This amount is reflected in our Company’s financial statements.  The determinations of the Arbitrator are final and binding on the parties, and not subject to appeal.

For further details on our legal proceedings, please refer to Item 3, Legal Proceedings, contained in our 2018 Form 10-K.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our 2018 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the periods covered by this report.

The following table summarizes our repurchases under the March 2, 2017, stock repurchase program up until March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$15.99	41,899	$24,330,149
May 2017	98,816	$15.78	98,816	$22,771,316
June 2017	70,234	$16.39	70,234	$21,620,212
August 2017	160,489	$15.82	160,489	$19,081,288
September 2017	31,718	$15.77	31,718	$18,581,038
December 2017	6,567	$16.01	6,567	$18,475,900
February 2018	8,500	$16.98	8,500	$18,331,570
March 2018	10,138	$16.99	10,138	$18,159,364
April 2018	5,000	$16.12	5,000	$18,078,764
December 2018	125,700	$15.24	125,700	$16,162,529
March 2019	566	$16.08	566	$16,153,428
Total	559,627	$15.81	559,627	$16,153,428

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 15 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

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

Date: May 10, 2019

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date: May 10, 2019

By: /s/ Gilbert Avanes

Gilbert Avanes

Interim Chief Financial Officer