Form 10-Q
period 2019-06-30
READING INTERNATIONAL INC
filed 2019-08-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2019 there were 21,007,591 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$8,516	$13,127
Receivables	9,178	8,045
Inventory	1,221	1,419
Prepaid and other current assets	9,847	7,667
Total current assets	28,762	30,258
Operating property, net	255,761	257,667
Operating lease right-of-use assets	224,878	—
Investment and development property, net	101,766	86,804
Investment in unconsolidated joint ventures	4,930	5,121
Goodwill	20,621	19,445
Intangible assets, net	3,659	7,369
Deferred tax asset, net	26,336	26,235
Other assets	6,122	6,129
Total assets	$672,835	$439,028
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$23,213	$26,154
Film rent payable	8,234	8,661
Debt - current portion	40,576	30,393
Derivative financial instruments - current portion	89	41
Taxes payable - current	529	1,710
Deferred current revenue	7,196	9,264
Operating lease liabilities - current portion	19,658	—
Other current liabilities	9,643	9,305
Total current liabilities	109,138	85,528
Debt - long-term portion	116,503	106,286
Derivative financial instruments - non-current portion	287	145
Subordinated debt, net	26,172	26,061
Noncurrent tax liabilities	11,903	11,530
Operating lease liabilities - non-current portion	218,610	—
Other liabilities	12,525	28,931
Total liabilities	495,138	258,481
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,213,025 issued and 21,074,784 outstanding at June 30, 2019 and 33,112,337 issued and 21,194,748 outstanding at December 31, 2018	233	232
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2019 and December 31, 2018	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	147,841	147,452
Retained earnings	47,957	47,616
Treasury shares	(27,853)	(25,222)
Accumulated other comprehensive income	5,279	6,115
Total Reading International, Inc. stockholders’ equity	173,474	176,210
Noncontrolling interests	4,223	4,337
Total stockholders’ equity	177,697	180,547
Total liabilities and stockholders’ equity	$672,835	$439,028

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Cinema	$72,383	80,183	$130,368	$152,438
Real estate	3,713	4,079	7,278	7,695
Total revenue	76,096	84,262	137,646	160,133
Costs and expenses
Cinema	(56,235)	(60,306)	(104,564)	(115,254)
Real estate	(2,438)	(2,551)	(4,883)	(4,935)
Depreciation and amortization	(5,572)	(5,626)	(11,166)	(10,877)
General and administrative	(6,034)	(7,165)	(12,518)	(14,761)
Total costs and expenses	(70,279)	(75,648)	(133,131)	(145,827)
Operating income (loss)	5,817	8,614	4,515	14,306
Interest expense, net	(2,204)	(1,790)	(4,054)	(3,384)
Other income (expense)	71	(61)	50	(143)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	3,684	6,763	511	10,779
Equity earnings of unconsolidated joint ventures	327	331	361	588
Income (loss) before income taxes	4,011	7,094	872	11,367
Income tax benefit (expense)	(1,654)	(1,965)	(612)	(3,135)
Net income (loss)	$2,357	$5,129	$260	$8,232
Less: net income (loss) attributable to noncontrolling interests	(37)	102	(53)	124
Net income (loss) attributable to Reading International, Inc. common shareholders	$2,394	$5,027	$313	$8,108
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.10	$0.22	$0.01	$0.35
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.10	$0.22	$0.01	$0.35
Weighted average number of shares outstanding–basic	22,894,083	22,933,589	22,901,764	22,979,436
Weighted average number of shares outstanding–diluted	23,059,733	23,147,373	23,074,673	23,193,220

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$2,357	$5,129	$260	$8,232
Foreign currency translation gain (loss)	(2,279)	(7,968)	(753)	(8,771)
Gain (loss) on cash flow hedges	(122)	—	(191)	—
Other	55	52	108	102
Comprehensive income (loss)	11	(2,787)	(576)	(437)
Less: net income (loss) attributable to noncontrolling interests	(37)	102	(53)	124
Less: comprehensive income (loss) attributable to noncontrolling interests	(1)	(7)	—	(10)
Comprehensive income (loss) attributable to Reading International, Inc.	$49	(2,882)	$(523)	$(551)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net income (loss)	$260	$8,232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(361)	(588)
Distributions of earnings from unconsolidated joint ventures	537	504
Amortization of operating leases	10,823	—
Amortization of finance leases	82	—
Change in operating lease liabilities	(10,381)	—
Interest on hedged derivatives	(1)	—
Change in net deferred tax assets	(30)	(1,138)
Depreciation and amortization	11,166	10,877
Other amortization	717	355
Stock based compensation expense	680	718
Net changes in operating assets and liabilities:
Receivables	(1,325)	3,532
Prepaid and other assets	(2,477)	(3,931)
Payments for accrued pension	(342)	(2,529)
Accounts payable and accrued expenses	(3,427)	84
Film rent payable	(415)	(2,576)
Taxes payable	(1,183)	1,641
Deferred revenue and other liabilities	(1,265)	(1,851)
Net cash provided by (used in) operating activities	3,058	13,330
Investing Activities
Insurance recoveries relating to property damage and demolition costs	169	—
Purchases of and additions to operating and investment properties	(23,227)	(41,180)
Acquisition of business combinations	(1,380)	—
Change in restricted cash	473	(1,795)
Net cash provided by (used in) investing activities	(23,965)	(42,975)
Financing Activities
Repayment of long-term borrowings	(14,945)	(21,839)
Repayment of finance lease principle	(80)	—
Proceeds from borrowings	34,703	51,300
Capitalized borrowing costs	(257)	—
Repurchase of Class A Nonvoting Common Stock	(2,631)	(397)
(Cash paid) proceeds from the exercise of stock options	(290)	196
Noncontrolling interest contributions	27	55
Noncontrolling interest distributions	(42)	(93)
Net cash provided by (used in) financing activities	16,485	29,222
Effect of exchange rate changes on cash and cash equivalents	(189)	(503)
Net decrease in cash and cash equivalents	(4,611)	(926)
Cash and cash equivalents at January 1	13,127	13,668
Cash and cash equivalents at June 30	$8,516	$12,742
Supplemental Disclosures
Interest paid	$4,974	$3,649
Income taxes paid	3,783	5,061
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	4,482	789

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

The table below summarizes the results of operations for each of our business segments for the quarter and six months ended June 30, 2019 and 2018, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Revenue:
Cinema exhibition	$72,383	$80,183	$130,368	$152,438
Real estate	5,564	6,425	10,994	12,432
Inter-segment elimination	(1,851)	(2,346)	(3,716)	(4,737)
	$76,096	$84,262	$137,646	$160,133
Segment operating income (loss):
Cinema exhibition	$9,269	$12,494	$11,912	$22,779
Real estate	1,345	1,954	2,502	3,634
	$10,614	$14,448	$14,414	$26,413

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Segment operating income (loss)	$10,614	$14,448	$14,414	$26,413
Unallocated corporate expense
Depreciation and amortization expense	(127)	(104)	(188)	(221)
General and administrative expense	(4,670)	(5,730)	(9,710)	(11,886)
Interest expense, net	(2,204)	(1,790)	(4,055)	(3,384)
Equity earnings of unconsolidated joint ventures	327	331	361	588
Other income (expense)	71	(61)	50	(143)
Income (loss) before income tax expense	$4,011	$7,094	$872	$11,367

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

Operating results for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

(Dollars in thousands)	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
Assets
Operating property, net	$257,667	$370	$258,037
Operating lease right-of-use assets	—	232,319	232,319
Intangible assets, net	7,369	(3,542)	3,827
Deferred tax asset, net	26,235	82	26,317
Liabilities
Operating lease liabilities	$—	$245,280	$245,280
Other non-current liabilities	28,931	(16,033)	12,898
Stockholders' Equity
Non-controlling interest	$4,337	$(46)	$4,291
Retained earnings	47,616	28	47,644

	Quarter Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	As Reported, June 30, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)	As Reported, June 30, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Cinema costs and expenses	$56,235	$56,277	$(42)	$104,564	$104,611	$(47)
Depreciation and amortization	5,572	5,532	40	11,166	11,084	82
General and administrative	6,034	6,077	(43)	12,518	12,605	(87)
Interest expense, net	2,204	2,198	6	4,054	4,047	7
Income tax (benefit) expense	1,654	1,638	16	612	597	15
Net income (loss)	$2,357	$2,334	$23	$260	$230	$30

(Dollars in thousands)	As Reported, June 30, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Assets
Operating property, net	$255,761	$255,522	$239
Intangible assets	3,659	7,031	(3,372)
Operating lease right-of-use assets	224,878	—	224,878
Deferred tax asset, net	26,336	26,269	67
Liabilities
Other current liabilities	$9,643	$9,735	$(92)
Operating lease liabilities, current	19,658	—	19,658
Other non-current liabilities	12,525	28,886	(16,361)
Operating lease liabilities, non-current	218,610	—	218,610
Stockholders' Equity
Retained earnings	$47,957	$47,927	$30

2)

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

3)

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This standard requires that amounts generally described as restricted cash and cash equivalents be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Adoption of this standard has no material effect on our consolidated statement of cash flows.

4)

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The standard applies to eight (8) specific cash flow classification issues, reducing the current and potential future diversity in the presentation of certain cash flows. Adoption of this standard has no material effect on our consolidated statement of cash flows.

5)

On January 1, 2018, we adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard (i) requires that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) specifies how to present the service cost component and the other components of net benefit cost in the income statement and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization.  Adoption of this standard has no material impact on our consolidated financial statements.

6)

On January 1, 2018, we adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU provides that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a “business”, thus reducing the number of transactions that need further evaluation for business combination.   The standard has no material impact on our current consolidated financial statements, and we do not expect it to be applicable to our consolidated financial statements in the near term unless we enter into a definitive business acquisition transaction.

Issued:

❖	ASUs Effective 2019 and Beyond
•	Goodwill Impairment Simplification (ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment)

Issued by FASB in January 2017, this standard removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. The new standard is effective for the Company on January 1, 2020, including interim periods within the year of adoption.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  Early adoption is not being contemplated. It is not anticipated that adoption of this standard will have any material impact on our consolidated financial statements.

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

The following is a summary of the previously issued financial statement line items for all periods and statements included in this report.

Consolidated Statements of Income:

	Quarter Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Real estate revenue	$4,039	40	4,079	$7,605	$90	$7,695
Total revenue	84,222	40	84,262	160,043	90	160,133
Operating income (loss)	8,574	40	8,614	14,216	90	14,306
Income (loss) before income taxes	7,054	40	7,094	11,277	90	11,367
Income tax benefit (expense)	(1,953)	(12)	(1,965)	(3,108)	(27)	(3,135)
Net income (loss)	5,101	28	5,129	8,169	63	8,232
Net income (loss) attributable to Reading International, Inc. common shareholders	4,999	28	5,027	8,045	63	8,108

Basic earnings (loss) per share	$0.22	—	0.22	$0.35	$—	$0.35
Diluted earnings (loss) per share	0.22	—	0.22	0.35	—	0.35

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2018	$176,910	$377	$177,287
Net income (loss)	8,045	63	8,108
Equity at June 30, 2018	$176,763	$440	$177,203

Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2018
(Dollars in thousands)	As Reported	Adjustment	As Revised
Net income (loss)	$8,169	$63	$8,232
Change in net deferred tax assets	(1,165)	27	(1,138)
Prepaid and other assets	(3,841)	(90)	(3,931)
Net cash provided by operating activities	$13,330	$—	$13,330

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2019. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

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

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
	June 30, 2019		December 31, 2018	June 30, 2018
Spot Rate
Australian Dollar	0.7009		0.7046	0.7399
New Zealand Dollar	0.6711		0.6711	0.6773
Average Rate
Australian Dollar	0.7001	0.7062	0.7479	0.7569	0.7715
New Zealand Dollar	0.6626	0.6721	0.6930	0.7046	0.7161

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to RDI common stockholders	$2,394	$5,027	$313	$8,108
Denominator:
Weighted average number of common stock – basic	22,894,083	22,933,589	22,901,764	22,979,436
Weighted average dilutive impact of awards	165,650	213,784	172,909	213,784
Weighted average number of common stock – diluted	23,059,733	23,147,373	23,074,673	23,193,220
Basic earnings (loss) per share attributable to RDI common stockholders	$0.10	$0.22	$0.01	$0.35
Diluted earnings (loss) per share attributable to RDI common stockholders	$0.10	$0.22	$0.01	$0.35
Awards excluded from diluted earnings (loss) per share	516,010	126,840	516,010	126,840

Our weighted average number of common stock - basic decreased, primarily as a result of the repurchase of shares of Class A Non-Voting Common Stock pursuant to our current stock repurchase program offset by the issuance of shares due to the exercise of share options and vesting of restricted stock units. During the first six months of 2019, we repurchased 196,955 shares of Class A Non-Voting Common Stock at an average price of $13.33 per share.

Note 5 – Property and Equipment

Operating Property, net

As of June 30, 2019 and December 31, 2018, property associated with our operating activities is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Land	$75,518	$75,689
Building and improvements	149,211	149,734
Leasehold improvements	56,667	55,299
Fixtures and equipment	172,443	167,943
Construction-in-progress	6,885	3,478
Total cost	460,724	452,143
Less: accumulated depreciation	(204,963)	(194,476)
Operating property, net	$255,761	$257,667

Depreciation expense for operating property was $5.4 million and $10.8 million for the quarter and six months ended June 30, 2019 and $5.4 million and $10.2 million for the quarter and six months ended June 30, 2018, respectively.

Investment and Development Property, net

As of June 30, 2019 and December 31, 2018, our investment and development property is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Land	$24,363	$24,371
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	75,503	60,533
Investment and development property	$101,766	$86,804

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2019 are shown below:

(Dollars in thousands)	Balance, December 31, 2018	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, June 30, 2019
Union Square development	$55,634	$14,282	$—	$—	$69,916
Courtenay Central development	5,571	398	—	—	5,969
Cinema developments and improvements	1,664	8,842	(6,129)	7	4,384
Other real estate projects	1,142	1,104	(95)	(32)	2,119
Total	$64,011	$24,626	$(6,224)	$(25)	$82,388

(1)	Includes capitalized interest of $1.5 million and $2.7 million for the quarter and six months ended June 30, 2019.

Real Estate Transactions

Purchase of Income Producing Property at Auburn/Redyard, Australia –  On June 29, 2018, we added 20,870 square feet of land, improved with a 16,830 square foot office building, to our Auburn/Redyard entertainment-themed center (“ETC”).  The property was acquired at auction for $3.5 million (AU$4.5 million) and is bordered by our existing ETC on three sides. The property is leased to Telstra through July 2022.  This lease will allow us time to plan for the efficient integration of the property into our ETC.  With this acquisition, Auburn/Redyard now represents approximately 519,992 square feet (48,309 square meters) of land, with approximately 1,620 feet (498 meters) of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

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

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2019 and December 31, 2018:

		June 30,	December 31,
(Dollars in thousands)	Interest	2019	2018
Rialto Cinemas	50.0%	$1,143	$1,260
Mt. Gravatt	33.3%	3,787	3,861
Total investments		$4,930	$5,121

For the quarter and six months ended June 30, 2019 and 2018, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Rialto Cinemas	$71	$83	$14	$153
Mt. Gravatt	256	248	347	435
Total equity earnings	$327	$331	$361	$588

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2018	$14,221	$5,224	$19,445
Change in goodwill due to a purchase of business combination	1,225	—	1,225
Foreign currency translation adjustment	(49)	—	(49)
Balance at June 30, 2019	$15,397	$5,224	$20,621

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2019. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2019, we were not aware that any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill as of June 30, 2019 and December 31, 2018, respectively.

	As of June 30, 2019
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$15,044	$7,257	$2,149	$24,450
Less: Accumulated amortization	(14,351)	(5,329)	(1,111)	(20,791)
Net intangible assets other than goodwill	$693	$1,928	$1,038	$3,659

	As of December 31, 2018
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,592	$7,254	$1,951	$37,797
Less: Accumulated amortization	(24,145)	(5,207)	(1,076)	(30,428)
Net intangible assets other than goodwill	$4,447	$2,047	$875	$7,369

Beneficial leases are amortized over the life of the lease up to 30 years up until January 1, 2019, when under ASC 842 they were incorporated into the relevant right-of-use asset. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2019.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beneficial lease amortization	$85	$292	$164	$499
Other amortization	104	94	205	189
Total intangible assets amortization	$189	$386	$369	$688

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Prepaid and other current assets
Prepaid expenses	$2,454	$1,761
Prepaid rent	1,026	930
Prepaid taxes	688	646
Income taxes receivable	4,523	2,704
Deposits	242	242
Investment in marketable securities	46	42
Restricted cash	868	1,342
Total prepaid and other current assets	$9,847	$7,667
Other non-current assets
Straight-line rent	4,141	4,150
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	9	7
Total other non-current assets	$6,122	$6,129

Note 9 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credit. Our effective tax rate was 70.2% and 27.6% for the six months ended June 30, 2019 and 2018, respectively.  The change between 2019 and 2018 is primarily due to lower pretax income, decrease in benefits from foreign tax credits and increase in accrued interest related to uncertain tax benefits.

Note 10 – Debt

The Company’s borrowings at June 30, 2019 and December 31, 2018, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2019
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,172	6.58%	6.58%
Bank of America Credit Facility (USA)	September 1, 2020	55,000	27,000	27,000	5.15%	5.15%
Bank of America Line of Credit (USA)	September 1, 2020	5,000	1,000	973	5.40%	5.40%
Banc of America digital projector loan (USA)	December 28, 2019	1,346	1,346	1,346	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	18,873	18,873	18,700	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,872	4.54%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,379	9,379	9,265	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	38,555	37,575	6.65% / 12.41%	7.77%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	84,108	44,504	44,281	2.12%	2.12%
Westpac Bank Corporate (NZ)	December 31, 2023	21,475	10,067	10,067	3.55%	3.55%
		$288,594	$186,637	$183,251

(1)	Net of deferred financing costs amounting to $3.4 million.
(2)	The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.
(3)	The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2019.

	As of December 31, 2018
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)(2)	April 30, 2027	$27,913	$27,913	$26,061	6.52%	6.52%
Bank of America Credit Facility (USA)(2)	May 1, 2020	55,000	25,000	25,000	5.02%	5.02%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	—	—	5.48%	5.48%
Banc of America digital projector loan (USA)	December 28, 2019	2,604	2,604	2,604	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,086	19,086	18,838	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	November 1, 2023	8,000	8,000	7,857	4.88%	4.88%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,495	9,495	9,373	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	27,182	25,280	6.76% / 12.51%	8.35%
Denominated in foreign currency ("FC")(3)
NAB Corporate Loan Facility (AU)	December 31, 2023	46,856	37,696	37,660	3.05%	3.05%
Westpac Corporate Credit Facility (NZ)	December 31, 2023	21,475	10,067	10,067	3.80%	3.80%
		$252,929	$167,043	$162,740

(1)	Net of deferred financing costs amounting to $4.3 million.

(2)

The interest rate derivatives associated with the Trust Preferred Securities and the Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applies as of December 31, 2018.

(3)	The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2018.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	June 30,	December 31,
Balance Sheet Caption	2019	2018
Debt - current portion	$40,576	$30,393
Debt - long-term portion	116,503	106,286
Subordinated debt	26,172	26,061
Total borrowings	$183,251	$162,740

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment reduces the applicable consolidated leverage ratio covenant by 0.25% and modifies the term of the facility based on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial in accordance with U.S. GAAP. On March 5, 2019, this Credit Facility was extended for six (6) months to May 1, 2020. On August 8, 2019, this Credit Facility was extended a further four months to September 1, 2020.

Bank of America Line of Credit

In October 2016, the term of this $5.0 million line of credit was extended to October 31, 2019.  Such modification was not considered to be substantial under US GAAP. On August 8, 2019, this Line of Credit was extended ten months to September 1, 2020.

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

44 Union Square Construction Financing

On December 29, 2016, we closed on our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50.0 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks (“BOTO”), and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  At December 31, 2016, Bank of the Ozarks advanced $8.0 million to repay the then existing $8.0 million loan with East West Bank. As of June 30, 2019, an additional $23.1 million had been advanced under the senior loan facility, along with the full $7.5 million available under the mezzanine loan facility.

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

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Current liabilities
Lease liability	$5,900	$5,900
Liability for demolition costs	2,621	2,630
Accrued pension	684	684
Security deposit payable	85	84
Finance lease liabilities	145	—
Other	208	7
Other current liabilities	$9,643	$9,305
Other liabilities
Straight-line rent	$—	$16,362
Lease make-good provision	5,998	5,614
Accrued pension	4,671	4,670
Environmental reserve	1,656	1,656
Deferred revenue - real estate	6	32
Acquired leases	42	91
Finance lease liabilities	144	—
Other	8	506
Other liabilities	$12,525	$28,931

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

In February 2018, we made a payment of $2.4 million relating to the annuity representing payments for the 42 months outstanding at the time. Monthly ongoing payments of $57,000 are now being made.

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $5.4 million at June 30, 2019.  The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and six months ended June 30, 2019 and 2018.  Our pension plan is unfunded.

During the quarter and six months ended June 30, 2019, the interest cost was $298,000 and $343,000 respectively, and the actuarial loss was $52,000 and $103,000 respectively. During the quarter and six months ended June 30, 2018, the interest cost was $45,000 and $90,000 respectively, and the actuarial loss was $52,000 and $104,000 respectively.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2019	$8,687	$3	$(2,438)	$(137)	$6,115

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(215)	(215)
Amounts reclassified from accumulated other comprehensive income	—	—	—	23	23
Net change related to derivatives	—	—	—	(191)	(191)

Net current-period other comprehensive income (loss)	(753)	5	103	(191)	(836)
Balance at June 30, 2019	$7,934	$8	$(2,335)	$(328)	$5,279

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

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”)  in June, 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant:   James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V.  Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company.   Cotter, Jr. has appealed both judgements.   Our application for $5.9 million in attorney’s fees was denied, and we have appealed that determination. The issues on appeal are currently being briefed.   No date for oral argument has been set.   It is unlikely that any hearing will be held this year. As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company.  During 2018, out-of-pocket third party costs in the amount of approximately $3.5 million were incurred by our Company in defending against these claims.  For the six months ended June 30, 2019, an additional $547,000 had been expensed, relating principally to the preparation of appellate briefs with respect to the Derivative Litigation.

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

•	Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Australian Country Cinemas, Pty Ltd	$38	$89
Shadow View Land and Farming, LLC	2,146	2,153
Sutton Hill Properties, LLC	2,039	2,095
Noncontrolling interests in consolidated subsidiaries	$4,223	$4,337

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Australian Country Cinemas, Pty Ltd	$28	$93	$36	$133
Shadow View Land and Farming, LLC	(20)	(13)	(34)	(25)
Sutton Hill Properties, LLC	(45)	22	(55)	16
Net income (loss) attributable to noncontrolling interests	$(37)	$102	$(53)	$124

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2019	21,195	$232	1,680	$17	$147,452	$47,616	$(25,222)	$6,115	$176,210	$4,337	$180,547
Net income	—	—	—	—	—	(2,081)	—	—	(2,081)	(16)	(2,097)
Adjustments to opening retained earnings on adoption of ASC 842						28			28	(46)	(18)
Other comprehensive income, net	—	—	—	—	—	—	—	1,510	1,510	1	1,511
Share-based compensation expense	—	—	—	—	280	—	—		280	—	280
Share repurchase plan	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	(185)	—	—	—	(185)	—	(185)
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	40	1	—	—	(75)	—	—	—	(74)	—	(74)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	18	18
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(27)	(27)
At March 31, 2019	21,235	$233	1,680	$17	$147,472	$45,563	$(25,231)	$7,625	$175,679	$4,267	$179,946
Net income	—	—	—	—	—	2,394	—	—	2,394	(37)	2,357
Other comprehensive income, net	—	—	—	—	—	—	—	(2,346)	(2,346)	(1)	(2,347)
Share-based compensation expense	—	—	—	—	400	—	—	—	400	—	400
Share repurchase plan	(197)	—	—	—	—	—	(2,622)	—	(2,622)	—	(2,622)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	33	—	—	—	(31)	—	—	—	(31)	—	(31)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(15)	(15)
At June 30, 2019	21,071	$233	1,680	$17	$147,841	$47,957	$(27,853)	$5,279	$173,474	$4,223	$177,697

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2018	21,251	$231	1,680	$17	$145,898	$33,056	$(22,906)	$20,991	$177,287	$4,331	$181,618
Net income	—	—	—	—	—	3,082	—	—	3,082	22	3,104
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	194	—	—	194	(2)	192
Other comprehensive income, net	—	—	—	—	—	—	—	(750)	(750)	(3)	(753)
Share-based compensation expense	—	—	—	—	379	—		—	379	—	379
Share repurchase plan	—	—	—	—	—	—	(317)	—	(317)	—	(317)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	61	—	—	—	61	—	61
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	(75)	—	—	—	(75)		(75)
Restricted Stock Units					(26)				(26)		(26)
Contributions from noncontrolling shareholders									—	27	27
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(43)	(43)
At March 31, 2018	21,251	$231	1,680	$17	$146,237	$36,332	$(23,223)	$20,241	$179,835	$4,332	$184,167
Net income	—	—	—	—	—	5,027	—	—	5,027	102	5,129
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	—	(7,910)	(7,910)	(7)	(7,917)
Share-based compensation expense	—	—	—	—	338	—	—	—	338	—	338
Share repurchase plan	—	—	—	—	—	—	(80)	—	(80)	—	(80)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	1	—	—	—	—	—	—	1	—	1
Restricted Stock Units					(8)				(8)	—	(8)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	27	27
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(50)	(50)
At June 30, 2018	21,251	$232	1,680	$17	$146,567	$41,359	$(23,303)	$12,331	$177,203	$4,404	$181,607

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

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan by an additional 947,460 shares.  The effect of the increase is to restore the amount of shares of Common Stock available under the Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  As of June 30, 2019, we had 778,304 shares remaining for future issuances.

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

There were nil and 219,408 stock options issued in the quarter and six months ended June 30, 2019, respectively. The weighted average assumptions used in the option-valuation model were as follows:

	Six Months Ended June 30,
	2019	2018
Stock option exercise price	$16.12	$16.40
Risk-free interest rate	2.42%	2.56%
Expected dividend yield	—	—
Expected option life in years	3.75	3.75
Expected volatility	23.32%	24.99%
Weighted average fair value	$3.50	$3.80

For the quarters ended June 30, 2019 and 2018, we recorded compensation expense of $129,000 and $112,000, respectively.  For the six months ended June 30, 2019 and June 30, 2018, we recorded compensation expense of $200,000 and $197,000, respectively. At June 30, 2019, the total unrecognized estimated compensation expense related to non-vested stock options was $1.4 million, which we expect to recognize over a weighted average vesting period of 1.99 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2019 was $0.9 million, of which 96% are currently exercisable.

The following table summarizes the number of options outstanding and exercisable as of June 30, 2019 and December 31, 2018:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2017	524,589	$12.50	3.15	$3,054,325
Granted	126,840	16.40	—	—
Exercised	(60,000)	6.02	—	610,249
Forfeited	(4,960)	12.08	—	—
Balance - December 31, 2018	586,469	$14.01	2.88	$1,530,528
Granted	219,408	16.12	—	—
Exercised	(67,500)	13.42	—	185,175
Forfeited	(25,000)	13.42	—	—
Balance - June 30, 2019	713,377	$14.74	3.27	$866,682

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of June 30, 2019:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	June 30, 2019	June 30, 2019	June 30, 2019
March 10, 2016	35,147	27,381	62,528	55,684	6,844
April 11, 2016	—	5,625	5,625	3,962	1,146	517
March 23, 2017	30,681	32,463	63,144	46,919	16,225
August 29, 2017	—	7,394	7,394	3,698	3,696
January 2, 2018	29,393	—	29,393	29,393	—
April 12, 2018	—	29,596	29,596	7,409	22,187
April 13, 2018	—	14,669	14,669	3,668	11,001
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—
March 13, 2019	—	24,366	24,366	—	24,366
March 14, 2019	—	23,327	23,327	—	23,327
May 7, 2019	11,565	—	11,565	—	11,565

Total	129,796	165,753	295,549	173,743	120,357	1,449

RSU awards to management vest 25% at the end of each year for 4 years. Prior to November 7, 2018, RSU awards to directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director shall end and the recipient, or as the case may be, the recipient’s successor is elected to the board of directors at the next occurring annual meeting or special meeting of stockholders called for such purpose (the “Vesting Date”). This means that the Vesting Date of the RSUs granted to directors on November 7, 2018 was the date of the annual meeting of stockholders on May 7, 2019.  Due to the fact that the Company has moved up its annual meeting of stockholders from November to May this year, this created a shorter than normal vesting period for the RSUs issued on November 7, 2018. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was a value of $35,000 or one half of last year's annual grant.  For the quarter ended June 30, 2019 and 2018, we recorded compensation expense of $271,000 and $227,000, respectively.  For the six months ended June 30, 2019 and June 30, 2018 we recorded compensation expense of $480,000 and $521,000 respectively. The total unrecognized compensation expense related to the non-vested RSUs was $1.8 million as of June 30, 2019, which we expect to recognize over a weighted average vesting period of 1.76 years.

Stock Repurchase Program

On March 2, 2017, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Class A Non-Voting Common Stock.  On March 14, 2019, the Board of Directors extended this stock buy-back program for two years, through March 2, 2021. The Board of Directors did not increase the authorized amount, which was $16.2 million at March 31, 2019.

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

Under the stock repurchase program, as of June 30, 2019, the Company has reacquired 756,016 shares of Class A Non-Voting Common Stock for $11.5 million at an average price of $15.16 per share (excluding transaction costs). 196,389 shares of Class A Non-Voting Common Stock were purchased during the quarter ended June 30, 2019 at an average price of $13.33 per share.  This leaves $13.5 million available under the March 2, 2017 program, as extended, to March 2, 2021.

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

In leases where we are the lessee, we recognize a right of use asset and lease liability at lease commencement, which is measured by discounting lease payments using an incremental borrowing rate applicable to the relevant country and lease term of the lease as the discount rate. Subsequent amortization of the right of use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight line basis, over the term of the lease. A finance lease right-of-use asset is depreciated on a straight line basis over the lesser of the useful life of the leased asset or the lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. Property taxes and other non-lease costs are accounted for on an accrual basis.

Lease payments for our cinema operating leases consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics.

The components of lease expense were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Lease cost
Finance lease cost:				—
Amortization of right-of-use assets	$41	$—	$82	$—
Interest on lease liabilities	4	—	7	—
Operating lease cost	7,899	—	15,784	—
Variable lease cost	517	—	619	—
Total lease cost	$8,461	$—	$16,493	$—

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$87	$—
Operating cash flows from operating leases	15,531	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	5,760	—

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Operating leases
Operating lease right-of-use assets	$224,878	$—
Operating lease liabilities - current portion	19,658	—
Operating lease liabilities - non-current portion	218,610	—
Total operating lease liabilities	$238,268	$—
Finance leases
Property plant and equipment, gross	369	—
Accumulated depreciation	(82)	—
Property plant and equipment, net	$287	$—
Other current liabilities	145	—
Other long-term liabilities	144	—
Total finance lease liabilities	$289	$—

Other information
Weighted-average remaining lease term - finance leases	3	—
Weighted-average remaining lease term - operating leases	11	—
Weighted-average discount rate - finance leases	5.07%	—
Weighted-average discount rate - operating leases	4.98%	—

Maturity of leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2019	$15,564	$87
2020	31,070	101
2021	31,391	53
2022	31,382	43
2023	30,483	28
Thereafter	174,937	—
Total lease payments	$314,827	$312
Less imputed interest	(76,559)	(23)
Total	$238,268	$289

As of June 30, 2019, we have additional operating leases, primarily for cinemas, that have not yet commenced of approximately $26.0 million. It is anticipated that these operating leases will commence between fiscal year 2019 and fiscal year 2021 with lease terms of 15 to 20 years.

As Lessor

We have entered into various leases as a lessor for our owned real estate properties. These leases vary in length between 1 and 20 years, with certain leases containing options to extend at the behest of the applicable tenants. Lease components consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics. None of our leases grant any right to the tenant to purchase the underlying asset.

We recognize lease payments for operating leases as property revenue on a straight-line basis over the lease term. Lease incentive payments we make to lessees are amortized as a reduction in property revenue over the lease term.

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Components of lease income
Lease payments	$2,344	$2,288	$4,573	$4,711
Variable lease payments	331	573	596	653
Total lease income	$2,675	$2,861	$5,169	$5,364

The book value of underlying assets under operating leases from owned assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Building and improvements
Gross balance	$68,488	$67,887
Accumulated depreciation	(18,864)	(17,709)
Net Book Value	$49,624	$50,178

Maturity of leases were as follows:

(Dollars in thousands)	Operating leases
2019	$4,040
2020	7,187
2021	6,635
2022	5,739
2023	4,991
Thereafter	9,865
Total	$38,457

Note 17 – Hedge Accounting

As of June 30, 2019 and December 31, 2018, the Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	June 30,		December 31,
	2019		2018
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$89	Derivative financial instruments - current portion	$41
	Derivative financial instruments - non-current portion	287	Derivative financial instruments - non-current portion	145
Total derivatives designated as hedging instruments		$376		$186
Total derivatives		$376		$186

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and six months ended to June 30, 2019 and June 30, 2018, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Quarter Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest rate contracts	Interest expense	$13	$—	$24	$—
Total		$13	$—	$24	$—

	Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest rate contracts	$134	$—	$215	$—
Total	$134	$—	$215	$—

Loss Reclassified from AOCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$13	$—	$24	$—
Total	$13	$—	$24	$—

 The derivative has no ineffective portion, and consequently no losses have been recognized directly in income.

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

As of June 30, 2019 and December 31, 2018 material financial assets and financial liabilities were carried and measured at fair value on a recurring basis.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2019
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$158,724	$—	$—	$162,880	$162,880
Subordinated debt	27,913	—	—	19,188	19,188
	$186,637	$—	$—	$182,068	$182,068

		Fair Value Measurement at December 31, 2018
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$139,130	$—	$—	$143,564	$143,564
Subordinated debt	27,913	—	—	18,895	18,895
	$167,043	$—	$—	$162,459	$162,459

(1)	These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at June 30, 2019 and December 31, 2018.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of June 30, 2019 and December 31, 2018, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2019 and June 30, 2018.

Note 19 – Business Combination

On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million (AU$1.95 million). We commenced trading from this new cinema site on January 30, 2019.

The total purchase price was allocated to the identifiable assets acquired based on our estimates of their fair values on the acquisition date. The identified assets included fixtures and equipment and immaterial working capital balances.  There were immaterial liabilities assumed.

Our final purchase price allocation is as follows:

(Dollars in thousands)	Preliminary Purchase Price Allocation(1)	Measurement Period Adjustments(2)	Final Purchase Price Allocation(1)
Tangible Assets
Operating property:
Fixtures and equipment	$153	$—	$153
Intangible Assets
Goodwill	1,248	(23)	1,225
Total assets acquired	1,401	(23)	1,378

Net assets acquired	$1,401	$(23)	$1,378

(1)	The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, January 30, 2019.
(2)	The measurement period adjustments relate to finalization of immaterial employee obligations.

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

Item 2 – Management’s Discussions and Analysis (“MD&A”) of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, lease or ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand.  As of June 30, 2019, we operate in two business segments:

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

Cinema Exhibition Overview

We manage our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the following brands: Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas;
•	in Australia, under the Reading Cinemas brand; and,
•	in New Zealand, under the Reading Cinemas and Rialto Cinemas brands.

Shown in the following table are the number of locations and theater screens in our theater circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying assets as of June 30, 2019.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	5	19	4	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	26	241	25	1
Australia	New South Wales	6	44	4	2	Reading Cinemas
	Victoria	6	43	6		Reading Cinemas
	Queensland	5	50	2	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	1	4	1		Reading Cinemas
	Australia Total	22	172	16	6
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	7	5
GRAND TOTAL		60	483	48	12

(1)	Included above, the Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
(2)

Included above, the Company is a 50% joint venture partner in two New Zealand Rialto cinemas, with a total of 13-screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Real Estate Overview

We engage in real estate development and the ownership, and rental or licensing to third parties of retail, commercial and live theater assets. We own the fee interests in all three of our live theatres, and in 12 of our cinemas (as presented in the preceding table).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our entertainment-themed centers (“ETCs”).

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

Cinema Exhibition

Our cinema revenue consists primarily of admissions, Food & Beverage (“F&B”), advertising, gift cards, theater rentals and online convenience fee revenue generated by the sale of our cinema tickets on our own websites and apps.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market.  For a breakdown of our current cinema assets that we previously owned and/or managed, please see Part I, Item 1 – Our Business of our 2018 Form 10-K.

While our capital projects in recent years have been focused in growing our real estate segment, we have over the past two years also placed special emphasis on the expansion and upgrading of our cinema exhibition portfolio, as discussed below:

Cinema Additions (including refurbishments and re-openings)

The latest additions and enhancements to our cinema portfolio are as follows:

•

Opening our first dine-in concept, “Spotlight” in the United States: On March 30, 2018 we finished the conversion of one wing (six auditoriums) at our Reading Cinema in Murrieta, California (Cal Oaks) to our dine-in concept brand, “Spotlight”.

•

AU and NZ Additions/Refurbishments:  On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million (AU$1.95 million). We commenced trading from this new cinema site on January 30, 2019. For the first half of 2019, we invested in two additional Gold Lounge auditoriums at our Harbour Town cinema, and added significant improvements at The Palms, Maitland and Waurn Ponds.      During January 2019, we temporarily closed our Courtenay Central cinema, servicing the Wellington market, due to seismic concerns.  In order to service this market while we develop our plans for the redevelopment of Courtenay Central, we have opened a three screen, 440 seat pop up cinema in Lower Hutt, a suburb of Wellington, New Zealand.  In 2017 and 2018, we improved the following theaters: Belmont, Rouse Hill, Napier, Charlestown, Elizabeth, Auburn and Rotorua.

•

U.S. Refurbishments: For the first half of 2019, we continued investing in refurbishments at our Mililani, and Kahala cinemas in Hawaii.    Since 2017, we have continued to invest in the refurbishment and enhancements of our existing cinemas, as contemplated by our strategic plan. During 2017 and 2018, we substantially refurbished seven locations: our Cal Oaks, Valley Plaza and Grossmont cinemas in California; our Ward, Pearlridge, and Mililani locations in Hawaii; and our Manville cinema in New Jersey.

Cinema Pipeline

We currently plan to upgrade or begin the upgrade of 11 cinemas in the U.S., Australia, and New Zealand between now and the end of the year.

We have entered into lease agreements for four new cinemas in Australia (25 screens), which we anticipate will come online in 2019 - 2021.

Our focus with respect to new cinemas is on featuring state-of-the-art projection and sound, luxury recliner seating, enhanced F&B (typically including alcohol service) and at least one major TITAN type presentation screen.  We are emphasizing best in class services and amenities in order to differentiate ourselves from in-home and mobile viewing options.  We believe that a night at the movies should be a special and premium experience and, indeed, that it must be in order to compete with the variety of options being offered to consumers through other platforms.

Throughout 2019, we will continue to focus on the rollout and enhancement of our proprietary online ticketing capabilities and social media interfaces.  These are intended to enhance the convenience of our offering and to promote customer affinity with the experience and product that we are offering.

Cinema Closures

We evaluate the performance of each of our cinemas and, in some instances, we may decide to close an operation when it is not economically viable to continue to operate from the location. We did not close any leasehold theaters in 2018 or to date in 2019.  While some of our theaters have encountered new competition, and while we believe that others will benefit from planned refurbishment and upgrading, none of our leased theaters are currently slated for closure.

During January 2019, we temporarily closed our Courtenay Central cinema in Wellington, New Zealand due to seismic concerns.   We are currently assessing the redevelopment of that property. It is currently anticipated that the cinema component will be upgraded and restored in connection with any such redevelopment.

Upgrades to our Film Exhibition Technology and Theater Amenities

As a part of our program to bring long-term value to our stockholders, we continue to explore cinema markets where we believe there to be an ongoing growth potential and to upgrade the technology and amenities offered at our existing sites.  These include (i) upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury seating.  The upgrades to our theater circuits’ film exhibition technology and amenities are summarized in the following table (including joint ventures):

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	60	483
IMAX	1	1
TITAN XC and LUXE	20	22
Dine-in Service
Gold Lounge (AU/NZ)(1)	10	27
Premium (AU/NZ)(2)	12	22
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	15	n/a
Premium Seating (recliner seating features)	25	146
Liquor Licenses Obtained(5)	27	n/a
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

(3)	Spotlight Service: On March 30, 2018 we opened “Spotlight,” our first dine-in cinema concept in the United States at Cal Oaks. Six of our 17 auditoriums at this theater feature this dine-in concept.
(4)

Upgraded Food & Beverage Menu:  Fifteen of our U.S. theaters feature an elevated food and beverage menu served from a common counter, which includes, without limitation, beer, wine and/or spirits and a food menu beyond traditional concessions. We have worked with former Food Network executives to create a menu of locally inspired and freshly prepared items.

(5)

Liquor Licenses: Licenses are applicable at each cinema location, rather than each theatre auditorium.  For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages (excluding joint ventures).

Real Estate

Our operating properties currently consists of the following assets:

•	our Newmarket, Queensland ETC, our Belmont, Western Australia ETC, our Auburn, New South Wales ETC, our Townsville, Queensland ETC, our Wellington, New Zealand ETC, and our Cinema 1,2,3, New York, NY;
•

two single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theater complex (including the accompanying ancillary retail and commercial tenants) in Chicago (The Royal George);

•	our Worldwide Headquarters building in Culver City, California and our Australia corporate office building in Melbourne, Australia; and,
•	the ancillary retail and commercial space at some of our non-ETC cinema properties.

We currently license our Minetta Lane theatre to Audible, Inc. a subsidiary of Amazon.  This agreement continues through March 2020, and Audible has an option to extend for one additional year through March 2021.  We are advised that Audible intends to produce plays featuring a limited cast of one or two characters and special live performance engagements, record those productions and make them available to the public through the Audible streaming service.

In addition, we have various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States, including some that was used in our legacy activities.

Our key real estate transactions in recent years are as follows:

Strategic Acquisitions

•

Purchase of Land at Cannon Park, Australia – On June 13, 2018, we acquired a 163,000 square foot (15,150 square meter) parcel at our Cannon Park ETC, in connection with the restructuring of our relationship with the adjacent land owner.  Prior to the restructuring, this parcel was commonly owned by us and the adjoining land owner. In the restructuring, the adjoining land owner conveyed to us its interest in the parcel for AU$1. We granted the adjoining land owner certain access rights.

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

Value-creating Opportunities

We are engaged in several real estate development projects to take our properties to their highest and best use.  The most notable of these value-creating projects are as follows:

•

Redevelopment of 44 Union Square Property in New York, U.S.  During July 2019, we topped out the steel dome capping our redevelopment of historic Tammany Hall at 44 Union Square. We anticipate that the project will be ready for the commencement of tenant fit-out in the near future, and are in final negotiations of a long term lease for approximately 90% of the net rentable area of the building.

•

Expansion Project for our Newmarket Shopping Center at an affluent suburb of Brisbane, Australia.  In December 2017 we opened our eight-screen Reading Cinema with TITAN LUXE, including 10,355 square feet of additional retail space and 124 parking spaces. As of June 30, 2019, approximately 80% of this new retail space has been leased.

•

Courtenay Central Re-Development in Wellington, New Zealand.  Located in the heart of Wellington - New Zealand’s capital city – this center is comprised of 161,071 square feet of land situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), across the street from the site of Wellington’s newly announced convention center (estimated to open its doors in 2022) and at a major public transit hub. Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site.  Further, unrelated seismic issues have caused us to temporarily close the existing cinema and significant portions of the retail structure while we reevaluate the property for redevelopment as an entertainment themed urban center with a major food and grocery component. Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment precincts of Wellington.  We are currently working on a comprehensive plan for the redevelopment of this property featuring a variety of uses to compliment and build upon the “destination quality” of this location.

▪

Cinema 1,2,3 Redevelopment – In June 2017, we entered into an exclusive dealing and pre-development agreement with our adjoining neighbors, 260-264 LLC, to jointly develop the properties, currently home to Cinemas 1,2,3 and Anassa Taverna. Under the terms of the agreement, Reading and 260-264 LLC worked together on a comprehensive mixed-use plan to co-develop the properties located on 3rd Avenue, between 59th Street and 60th Streets, in New York City. The parties completed an initial feasibility study, analyzing various retail, entertainment and residential uses for the site and during 2018 continued to work on the terms of a final agreement for the development of the combined property.  We do not presently believe that we will be able to come to an agreement with our neighbors for a joint development of our properties and, have, accordingly, begun developing plans for an approximately 96,000 square foot mixed use stand-alone development. Our Cinemas 1,2,3 property is located on Third Avenue in New York City, between 59th and 60th Streets across from Bloomingdales.

•

Manukau Land Rezoning – In August 2016, the Auckland City Council up-zoned 64.0 acres of our property in Manukau from agricultural to light industrial use. The remaining 6.4 acres were already zoned for heavy industrial use.  With our zoning enhancement goal having been achieved, in 2018, we worked with adjoining landholders to jointly advance necessary infrastructure improvement issues.   We estimate that our property will support approximately 1.6 million square feet of improvements. We see this property as a future value realization opportunity for us. This tract is adjacent to the Auckland Airport, which is currently undergoing a major improvement and expansion project.

Corporate Matters

▪

Stock Repurchase Program – Our Board approved a $25-million repurchase program on March 2, 2017, and extended it on March 14, 2019.  Under this authorization Reading may repurchase its Class A Non-Voting Common Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The new authorization continues through March 2, 2021.  To date we have repurchased 756,016 shares of Class A Non-Voting Common Stock at $15.16 per share (excluding transaction costs).  196,389 shares were purchased during the quarter ended June 30, 2019, at an average price of $13.33 per share.  As of June 30, 2019, this left $13.5 million available under the March 2, 2017 program, as extended, for repurchase.

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

On August 8, 2019, we extended our current Bank of America credit facilities until September 1, 2020 (the $55.0 million credit line). We anticipate refinancing this credit line during the third quarter of 2019.

Refer to our 2018 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2019 and June 30, 2018, respectively.

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2019	June 30, 2018	Fav/ (Unfav)	June 30, 2019	June 30, 2018	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$72,383	80,183	(10)%	$130,368	$152,438	(14)%
Real estate	5,564	6,425	(13)%	10,994	12,432	(12)%
Inter-segment elimination	(1,851)	(2,346)	21%	(3,716)	(4,737)	22%
Total revenue	76,096	84,262	(10)%	137,646	160,133	(14)%
Operating expense
Cinema exhibition	(58,086)	(62,652)	7%	(108,280)	(119,991)	10%
Real estate	(2,438)	(2,551)	4%	(4,883)	(4,935)	1%
Inter-segment elimination	1,851	2,346	(21)%	3,716	4,737	(22)%
Total operating expense	(58,673)	(62,857)	7%	(109,447)	(120,189)	9%
Depreciation and amortization
Cinema exhibition	(4,091)	(4,082)	-%	(8,247)	(7,847)	(5)%
Real estate	(1,354)	(1,440)	6%	(2,731)	(2,809)	3%
Total depreciation and amortization	(5,445)	(5,522)	1%	(10,978)	(10,656)	(3)%
General and administrative expense
Cinema exhibition	(937)	(955)	2%	(1,929)	(1,821)	(6)%
Real estate	(427)	(480)	11%	(878)	(1,054)	17%
Total general and administrative expense	(1,364)	(1,435)	5%	(2,807)	(2,875)	2%
Segment operating income
Cinema exhibition	9,269	12,494	(26)%	11,912	22,779	(48)%
Real estate	1,345	1,954	(31)%	2,502	3,634	(31)%
Total segment operating income	$10,614	$14,448	(27)%	$14,414	$26,413	(45)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(127)	(104)	(22)%	(188)	(221)	15%
General and administrative expense	(4,670)	(5,730)	18%	(9,710)	(11,886)	18%
Interest expense, net	(2,204)	(1,790)	(23)%	(4,055)	(3,384)	(20)%
Equity earnings of unconsolidated joint ventures	327	331	(1)%	361	588	(39)%
Other income (expense)	71	(61)	>100%	50	(143)	>100%
Income before income taxes	4,011	7,094	(43)%	872	11,367	(92)%
Income tax benefit (expense)	(1,654)	(1,965)	16%	(612)	(3,135)	80%
Net income (loss)	2,357	5,129	(54)%	260	8,232	(97)%
Less: net (income) loss attributable to noncontrolling interests	(37)	102	(>100)%	(53)	124	(>100)%
Net income (loss) attributable to RDI common stockholders	$2,394	$5,027	(52)%	$313	$8,108	(96)%
Basic EPS	$0.10	$0.22	(55)%	$0.01	$0.35	(97)%

Consolidated and Non-Segment Results:

2nd Quarter and Six Months Net Results

Net income attributable to RDI common stockholders decreased by 52%, or $2.6 million, to $2.4 million for the quarter ended June 30, 2019, compared to the same period in the prior year.  Basic EPS for the quarter ended June 30, 2019, decreased by $0.12, to $0.10 compared to the quarter ended June 30, 2018, mainly attributed to decreases in revenue in both the Cinema and Real Estate business segments and despite an 18% reduction in general and administrative expenses.

Net income attributable to RDI common stockholders decreased by 96%, or $7.8 million, to $0.3 million for the six months ended June 30, 2019 compared to the same period prior year.  Basic EPS for the six months ended June 30, 2019,  decreased by $0.34, to $0.01 compared to the six months ended June 30, 2018, mainly attributable to decreases in revenue in both the Cinema and Real Estate business segments and despite a similar percentage decrease in general and administrative expenses as for the quarter.

Revenue for the quarter ended June 30, 2019 decreased by 10%, or $8.2 million, to $76.1 million compared to the same period prior year.

Revenue for the six months ended June 30, 2019 decreased by 14%, or $22.5 million, to $137.6 million compared to the same period prior year. The revenue decreases were due to a (i) decrease in revenue from our cinema business primarily due to the soft film slate experienced by the Cinema business segment worldwide, (ii) and a decrease in revenue from the Real Estate business segment primarily due to the closure of most of the net rentable area of Courtenay Central due to seismic concerns.   Overseas revenues were also adversely impacted by the continued weakening of the Australian and New Zealand Dollar compared to the U.S. dollar. Due to the fact that our occupancy costs with respect to our cinema operations are mostly fixed, the decrease in revenues disproportionally impacts the earnings from these operations, even though our film rent, cinema level labor and costs of goods sold are largely variable.  In the case of New Zealand, the situation was exacerbated by the temporary closure of our cinema at Courtenay Central.  In order to partially compensate for the loss of our Courtenay Central cinema, during June 2019, we opened a three screen, 440 seat pop-up theater, in Lower Hutt, in a suburb of Wellington, New Zealand.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended June 30, 2019 decreased by 18%, or $1.1 million, to $4.7 million compared to the same period in the prior year, related to lower legal expenses incurred.

For the six months ended June 30, 2019, the decrease was also 18%, or $2.2 million, to $9.7 million compared to the six months ended June 30, 2018, related to lower legal expenses incurred.

Income Tax Expense

Income tax expense for the quarter and six months ended June 30, 2019, decreased by $0.3 million and $2.5 million, respectively, compared to the equivalent prior-year period.  The change between 2019 and 2018 is primarily related to lower pretax income in the first half of 2019.

Business Segment Results

At June 30, 2019, we leased or owned and operated 60 cinemas with 483 screens, which includes our interests in certain unconsolidated joint ventures that own 3 (three) cinemas with 29 screens.  In the first quarter of 2019, we acquired a proven 4-screen cinema in Devonport, Tasmania, Australia.  During June 2019, we opened a three screen cinema trading as The Hutt Pop Up by Reading Cinemas in Lower Hutt, a suburb of Wellington, New Zealand,  thereby increasing our leased and owned cinema count by two for the 2019 year and our screen count to 483.  We also (i) owned and operated 5 (five) ETCs located in Newmarket (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn (a suburb of Sydney) and in Townsville in Australia and Wellington in New Zealand, (ii) owned and operated our headquarters office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and Melbourne, Australia, (iii) owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theatres comprising 6 (six) stages and ancillary retail and commercial space (our fourth live theatre was closed at the end of 2015 as part of the redevelopment of 44 Union Square in New York City), (iv) owned a 75% managing member interest in a limited liability company, which in turn owns the fee interest in Cinemas 1,2,3, (v) held for development approximately 70.4 acres of developable industrial land located next to the Auckland Airport in New Zealand, (vi) owned a 50% managing member interest in a limited liability company, which in turn owns a 202-acre property in Coachella, California that is zoned approximately 150 acres for single-family residential use (maximum 550 homes) and approximately 50 acres for high density mixed use in the U.S., that is held for development, and, (vii) owned 197 acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand dollars based on the spot rate weakened versus prior quarter against the U.S. dollar slightly negatively impacting the value of our assets and liabilities.  The average rate for the six months ended June 30, 2019 and 2018 has also weakened by 8.5% and 6.1% respectively. This has decreased the value of our Australian and New Zealand revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2019 and June 30, 2018, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2019	% of Revenue	June 30, 2018	% of Revenue	June 30, 2019	% of Revenue	June 30, 2018	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$24,722	34%	$28,137	35%	$44,633	34%	$52,843	35%	(12)%	(16)%
	Food & beverage revenue	13,123	19%	13,605	17%	22,699	18%	24,370	16%	(4)%	(7)%
	Advertising and other revenue	3,116	4%	2,671	3%	5,661	4%	5,187	3%	17%	9%
		$40,961	57%	$44,413	55%	$72,993	56%	$82,400	54%	(8)%	(11)%
Australia	Admissions revenue	$16,579	23%	$17,179	21%	$30,615	23%	$34,230	22%	(3)%	(11)%
	Food & beverage revenue	7,407	10%	8,171	10%	13,468	10%	16,008	11%	(9)%	(16)%
	Advertising and other revenue	1,613	2%	1,787	2%	2,956	3%	3,616	2%	(10)%	(18)%
		$25,599	35%	$27,137	34%	$47,039	36%	$53,854	35%	(6)%	(13)%
New Zealand	Admissions revenue	$3,881	5%	$5,575	7%	$6,873	5%	$10,509	7%	(30)%	(35)%
	Food & beverage revenue	1,621	3%	2,532	3%	2,930	3%	4,798	3%	(36)%	(39)%
	Advertising and other revenue	321	0%	526	1%	533	0%	877	1%	(39)%	(39)%
		$5,823	8%	$8,633	11%	$10,336	8%	$16,184	11%	(33)%	(36)%

Total revenue		$72,383	100%	$80,183	100%	$130,368	100%	$152,438	100%	(10)%	(14)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(13,650)	19%	$(15,556)	19%	$(23,773)	18%	$(28,431)	19%	12%	16%
	Food & beverage cost	(2,988)	4%	(2,920)	4%	(5,310)	4%	(5,222)	3%	(2)%	(2)%
	Occupancy expense	(6,886)	10%	(7,382)	9%	(13,831)	11%	(14,584)	10%	7%	5%
	Other operating expense	(11,389)	16%	(10,677)	13%	(21,563)	17%	(20,619)	14%	(7)%	(5)%
		$(34,913)	49%	$(36,535)	46%	$(64,477)	50%	$(68,856)	45%	4%	6%
Australia	Film rent and advertising cost	$(8,029)	11%	$(8,292)	10%	$(14,307)	11%	$(15,990)	10%	3%	11%
	Food & beverage cost	(1,406)	2%	(1,604)	2%	(2,521)	2%	(3,198)	2%	12%	21%
	Occupancy expense	(3,971)	5%	(4,130)	5%	(7,934)	6%	(8,382)	5%	4%	5%
	Other operating expense	(5,366)	7%	(5,592)	7%	(10,781)	8%	(11,346)	7%	4%	5%
		$(18,772)	25%	$(19,618)	24%	$(35,543)	27%	$(38,916)	26%	4%	9%
New Zealand	Film rent and advertising cost	$(1,894)	3%	$(2,707)	3%	$(3,231)	3%	$(4,938)	3%	30%	35%
	Food & beverage cost	(326)	0%	(574)	1%	(618)	0%	(1,065)	1%	43%	42%
	Occupancy expense	(907)	1%	(1,359)	2%	(1,711)	1%	(2,703)	2%	33%	37%
	Other operating expense	(1,274)	2%	(1,859)	2%	(2,699)	2%	(3,513)	2%	31%	23%
		$(4,401)	6%	$(6,499)	8%	$(8,259)	6%	$(12,219)	8%	32%	32%

Total operating expense		$(58,086)	80%	$(62,652)	78%	$(108,279)	83%	$(119,991)	79%	7%	10%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,516)	3%	$(2,481)	3%	$(5,142)	4%	$(4,602)	3%	(1)%	(12)%
	General and administrative expense	(432)	1%	(699)	1%	(1,036)	1%	(1,243)	1%	38%	17%
		$(2,948)	4%	$(3,180)	4%	$(6,178)	5%	$(5,845)	4%	7%	(6)%
Australia	Depreciation and amortization	$(1,222)	2%	$(1,181)	1%	$(2,403)	2%	$(2,384)	2%	(3)%	(1)%
	General and administrative expense	(467)	1%	(290)	0%	(854)	1%	(589)	0%	(61)%	(45)%
		$(1,689)	3%	$(1,471)	2%	$(3,257)	3%	$(2,973)	2%	(15)%	(10)%
New Zealand	Depreciation and amortization	$(352)	1%	$(420)	1%	$(703)	1%	$(861)	1%	16%	18%
	General and administrative expense	(39)	0%	34	0%	(39)	0%	11	(0)%	(>100)%	(>100)%
		$(391)	1%	$(386)	0%	$(742)	1%	$(850)	1%	(1)%	13%

Total depreciation, amortization, general and administrative expense		$(5,028)	8%	$(5,037)	6%	$(10,177)	9%	$(9,668)	6%	-%	(5)%
OPERATING INCOME – CINEMA
United States		$3,100	4%	$4,698	6%	$2,338	2%	$7,699	5%	(34)%	(70)%
Australia		5,138	7%	6,048	8%	8,239	6%	11,965	8%	(15)%	(31)%
New Zealand		1,031	1%	1,748	2%	1,335	1%	3,115	2%	(41)%	(57)%
Total Cinema operating income		$9,269	12%	$12,494	16%	$11,912	9%	$22,779	15%	(26)%	(48)%

2nd Quarter Results

Cinema Segment operating income

Cinema segment operating income decreased by 26%,  or $3.2 million, to $9.3 million for the quarter ended June 30, 2019 compared to June 30, 2018, primarily driven by decreased operating income in the U.S., Australia, and New Zealand, which was due to a decrease in attendance, the continued temporary closure of our Courtenay Central Cinema in Wellington, New Zealand and fluctuations in average ticket price (“ATP”), and spend per patron (“SPP”) as outlined below.

Revenue

Cinema revenue decreased by 10%, or $7.8 million, to $72.4 million for the quarter ended June 30, 2019 compared to June 30, 2018, primarily attributable to a weakening foreign currency exchange rate, and a decrease in attendance in all three circuits.

Below are the changes in our cinema revenue by market:

•	U.S. cinema revenue decreased by 8%, or $3.5 million, to $41.0 million for the second quarter due to a 13% decrease in attendance; offset by a 9% increase in SPP, while ATP remained flat.
•	Australia cinema revenue decreased by 6%, or $1.5 million, to $25.6 million for the second quarter, primarily due to a 5% decrease in attendance and SPP, offset by a 2% increase in ATP.
•

New Zealand cinema revenue decreased by 33%, or $2.8 million, to $5.8 million for the second quarter due to a decrease of 34% in attendance (significantly due to the temporary closure of our Courtenay Central Cinema), offset by a 5% increase in ATP, while SPP remained relatively flat.

Operating expense

Operating expense for the second quarter ended June 30, 2019 decreased by 7%, or $4.6 million, to $58.1 million compared to the same quarter in 2018 primarily attributable to (i) lower film rent expense driven by lower admissions revenue, and (ii) lower F&B costs due to lower F&B revenue primarily in New Zealand (significantly due to the temporary closure of the Courtenay Central Cinema).

Operating expense as a percentage of gross revenue has increased to 80% for the second quarter of 2019,  compared to 78% for the same period in 2018, due to the lower than anticipated revenue in our box office and the fact that our occupancy costs are generally fixed, and cannot be adjusted to reflect such lower admission levels.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2019, remained flat at $5.0 million compared to the second quarter 2018.

Six Month Results

Cinema Segment operating income

Cinema segment operating income decreased by 48%, or $10.9 million, to $11.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by decreased operating income in all three circuits, which was due to a softer film slate worldwide resulting in decreases in attendance worldwide.  Additionally, Courtenay Central Cinema in Wellington, New Zealand was temporarily closed in January 2019 due to seismic concerns.

According to industry sources, the U.S. exhibition industry admissions for the six months ended June 30, 2019 were down 10%, declining from $5.4 billion to $4.9 billion.  Australia and New Zealand Box Office saw similar declines.

Revenue

Cinema revenue decreased by 14%, or $22.1 million, to $130.4 million for the six months ended June 30, 2019 compared to June 30, 2018, primarily driven by decreased attendance worldwide, and fluctuations in average ticket price (“ATP”), and spend per patron (“SPP”) as outlined below:

•	U.S. cinema revenue decreased by 11%, or $9.4 million, to $73.0 million, due to a 17% decrease in attendance, offset by a 10% increase in SPP, and a 2% increase in ATP.
•	Australia cinema revenue decreased by 13%, or $6.8 million, to $47.0 million, primarily due to a 10% decrease in attendance, a 7% decrease in SPP, while ATP remained relatively flat.
•

New Zealand cinema revenue decreased by 36%, or $5.8 million, to $10.3 million, as a result of a 36% decrease in attendance (significantly due to the temporary closure of our Courtenay Central Cinema); offset by a 3% increase in ATP, while SPP remained flat.

Operating expense

Operating expense for the six months ended June 30, 2019 decreased by 10%, or $11.7 million, to $108.3 million, primarily attributable to (i) lower film rent due to lower admissions revenue, (ii) lower F&B costs due to lower F&B revenue, and (iii) lower occupancy costs due to the temporary closure of Courtenay Central Cinema and the foreign currency movements.

Operating expense as a percentage of gross revenue has increased  to 83% for the six months ended June 30, 2019, compared to 79% in the same period for 2018.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the  six months ended June 30, 2019 increased by 5%, or $0.5 million, to $10.2 million, compared to the same period in 2018.  This expense remained relatively flat as the number of cinemas open or assets placed in service have resulted in higher depreciation costs, offset by the foreign exchange movements in Australia and New Zealand.

Real Estate

The following table details our real estate segment operating results for the quarter and six months ended June 30, 2019 and 2018, respectively:

		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2019	% of Revenue	June 30, 2018	% of Revenue	June 30, 2019	% of Revenue	June 30, 2018	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theater rental and ancillary income	$831	15%	$903	14%	$1,767	16%	$1,501	12%	(8)%	18%
	Property rental income	49	1%	49	1%	101	1%	104	1%	-%	(3)%
		880	16%	952	15%	1,868	17%	1,605	13%	(8)%	16%
Australia	Property rental income	4,052	73%	4,302	67%	7,967	72%	8,456	68%	(6)%	(6)%
New Zealand	Property rental income	632	11%	1,171	18%	1,159	11%	2,371	19%	(46)%	(51)%

Total revenue		$5,564	100%	$6,425	100%	$10,994	100%	$12,432	100%	(13)%	(12)%
OPERATING EXPENSE
United States	Live theater cost	$(297)	5%	$(330)	5%	$(596)	5%	$(625)	5%	10%	5%
	Property cost	(156)	3%	(141)	2%	(314)	3%	(276)	2%	(11)%	(14)%
	Occupancy expense	(128)	2%	(197)	3%	(278)	3%	(359)	3%	35%	23%
		(581)	10%	(668)	10%	(1,188)	11%	(1,260)	10%	13%	6%
Australia	Property cost	(787)	14%	(752)	12%	(1,488)	14%	(1,504)	12%	(5)%	1%
	Occupancy expense	(664)	12%	(670)	10%	(1,356)	12%	(1,237)	10%	1%	(10)%
		(1,451)	26%	(1,422)	22%	(2,844)	26%	(2,741)	22%	(2)%	(4)%
New Zealand	Property cost	(268)	5%	(317)	5%	(566)	5%	(638)	5%	15%	11%
	Occupancy expense	(138)	2%	(144)	2%	(285)	3%	(296)	2%	4%	4%
		(406)	7%	(461)	7%	(851)	8%	(934)	8%	12%	9%

Total operating expense		$(2,438)	44%	$(2,551)	40%	$(4,883)	44%	$(4,935)	40%	4%	1%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(194)	3%	$(193)	3%	$(390)	4%	$(385)	3%	(1)%	(1)%
	General and administrative expense	(178)	4%	(157)	2%	(337)	3%	(320)	3%	(13)%	(5)%
		(372)	7%	(350)	5%	(727)	7%	(705)	6%	(6)%	(3)%
Australia	Depreciation and amortization	$(911)	17%	$(984)	15%	$(1,837)	17%	$(1,893)	15%	7%	3%
	General and administrative expense	(248)	4%	(323)	5%	(540)	5%	(734)	6%	23%	26%
		(1,159)	21%	(1,307)	20%	(2,377)	22%	(2,627)	21%	11%	10%
New Zealand	Depreciation and amortization	(249)	4%	(263)	4%	(504)	5%	(531)	4%	5%	5%
	General and administrative expense	(1)	0%	—	0%	(1)	0%	—	0%	-%	-%
		(250)	4%	(263)	4%	(505)	5%	(531)	4%	5%	5%
Total depreciation, amortization, general and administrative expense		$(1,781)	32%	$(1,920)	30%	$(3,609)	34%	$(3,863)	31%	7%	7%
OPERATING INCOME - REAL ESTATE
United States		$(73)	(1)%	$(66)	(1)%	$(47)	(0)%	$(360)	(3)%	(11)%	87%
Australia		1,442	25%	1,573	24%	2,746	25%	3,088	25%	(8)%	(11)%
New Zealand		(24)	0%	447	7%	(197)	(2)%	906	7%	(>100)%	(>100)%
Total real estate operating income		$1,345	24%	$1,954	30%	$2,502	23%	$3,634	29%	(31)%	(31)%

2nd Quarter Results

Real Estate Segment income

Real estate segment operating income decreased by 31%, or $0.6 million, to $1.3 million for the quarter ended June 30, 2019 compared to June 30, 2018, primarily due to the New Zealand operations, specifically the ongoing closure of most of the net rentable area of Courtenay Central.

Revenue

Real estate revenue for the second quarter 2019 decreased by 13%, or $0.9 million, to $5.6 million compared to the second quarter of 2018 primarily due to a  decrease in revenues from our New Zealand segment related to the closure of portions of Courtenay Central.

Operating expense

Operating expense for the quarter ended June 30, 2019 decreased by 4%, or $0.1 million, to $2.4 million, compared to the second quarter ended June 30, 2018

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2019 decreased 7%, or $0.1 million, to $1.8 million compared to the second quarter ended June 30, 2018

Six Month Results

Real Estate Segment income

Real estate segment operating income decreased by 31%, or $1.1 million, to $2.5 million for the six months ended June 30, 2019, compared to the same period in 2018,  primarily attributable to an operating loss in the New Zealand circuit of $0.2 million for 2019, compared to an operating gain of $1.0 million for the six months ended June 30, 2018.  Real estate segment income has declined predominantly due to Courtenay Central’s partial closure.

Revenue

Real estate revenue for the six months ended June 30, 2019 decreased by 12%, or $1.4 million, to $11.0 million, mainly driven by the partial closure of the Courtenay Central ETC in 2019, which was open for the entire year in 2018, and the unfavorable impact of foreign currency movements in both Australia and New Zealand.

Operating expense

Operating expense for the six months ended June 30, 2019 decreased by 1%, or $0.1 million, to $4.9 million.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2019 decreased by 7%, or $0.3 million, to $3.6 million, primarily driven by the foreign currency movements.

LIQUIDITY AND CAPITAL RESOURCES

Our cinema exhibition business plan is to enhance our current cinemas where it is financially reasonable to do so; develop our specialty cinemas in select markets; expand our food and beverage offering, and continue, on an opportunistic basis, to identify, develop, and acquire cinema properties at reasonable prices that allow us to leverage our cinema expertise over a larger operating base.

Our real estate business plan is to complete the redevelopment of 44 Union Square in New York City; to reassess and master-plan the Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; to continue the build-out of our Newmarket Village and Auburn ETCs and the master planning of the expansion of our Townsville ETC in Australia; to master plan and consider the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition, food and beverage, and grocery store uses; and in Manukau, New Zealand, to develop in concert with other major land owners, of plans for the development and funding of the infrastructure needed to support the construction of income-producing improvements; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets. We will also continue to explore potential synergistic acquisitions that may not readily fall into either our cinema or real estate segment.

The success of our Company is dependent on our ability to execute these business plans effectively through our available resources (both cash and available borrowing facilities) while still timely and effectively managing our liquidity in order to meet our financial obligations when they come due. At the present, our financial obligations arise mainly from capital expenditure needs, working capital requirements, and debt servicing requirements. We manage the liquidity risk by ensuring our ability to generate sufficient cash flows from operating activities and to obtain adequate, reasonable financing or extension of maturity dates under reasonable arrangements, and/or if needed to convert non-performing or non-strategic assets into cash.

At June 30, 2019, our consolidated cash and cash equivalents totaled $8.5 million. Of this amount, $1.9 million and $1.0 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention is to indefinitely reinvest Australian earnings locally, but not indefinitely reinvest New Zealand earnings. If the Australian earnings were used to fund U.S. operations, they would be subject to additional state income taxes upon repatriation.

The changes in cash and cash equivalents for the six months ended June 30, 2019 and 2018 are discussed as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018	% Change
Net cash provided by (used in) operating activities	$3,058	$13,330	(77)%
Net cash provided by (used in) investing activities	(23,965)	(42,975)	44%
Net cash provided by (used in) financing activities	16,485	29,222	(44)%
Effect of exchange rate changes on cash and cash equivalents	(189)	(503)	62%
Increase (decrease) in cash and cash equivalents	$(4,611)	$(926)	(>100)%

Operating activities

Cash provided by operating activities for the first six months of 2019 decreased by $10.3 million, to $3.1 million primarily driven by $5.5 million lower cash inflows from operating activities as well as a $4.8 million decrease in net operating assets.

Investing activities

Cash used in investing activities during the six months ended June 30, 2019 decreased by $19.0 million compared to the same period in 2018, to net cash used of $24.0 million, primarily due to a decrease in our cinema refurbishment activities compared to the first six months of 2018, and the substantial completion of the upgrading and expansion of our Newmarket and Auburn/Redyard ETCs in 2018.   It is anticipated that spending on our cinema activities will pick up over the remainder of the year.

Financing Activities

The $16.5 million net cash provided by financing activities during the six months ended June 30, 2019 was primarily related to $34.7 million of new borrowings, offset by $14.9 million of loan repayments.  Proceeds from these new borrowings related principally to the ongoing construction of our 44 Union Square project in Manhattan and to fund the capital improvements in our cinemas and real estate segments.  Additionally, $2.6 million was used as part of our Stock Repurchase Program.

On March 2, 2017, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of Reading’s Class A Non-Voting Common Stock. The Board on March 14, 2019, extended that program to March 2, 2021.  At June 30, 2019, there was $13.5 million of capacity remaining in that authorization. During the six months ended June 30, 2019 we have spent $2.6 million on repurchasing 196,955 shares of Class A Non-Voting Common Stock.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the six months ended June 30, 2019 and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2019	2018	2017	2016	2015 (2)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$8,516	$13,127	$13,668	$19,017	$19,702
Unused borrowing facility	101,957	85,886	137,231	117,599	70,134
Restricted for capital projects (1)	18,945	30,318	62,280	62,024	10,263
Unrestricted capacity	83,012	55,568	74,951	55,575	59,871
Total resources at period end	110,473	99,013	150,899	136,616	89,836
Total unrestricted resources at period end	91,528	68,695	88,619	74,592	79,573
Debt-to-Equity Ratio
Total contractual facility	$288,594	$252,929	$271,732	$266,134	$207,075
Total debt (gross of deferred financing costs)	186,926	167,043	134,501	148,535	130,941
Current	40,576	30,393	8,109	567	15,000
Non-current	146,061	136,650	126,392	147,968	115,941
Finance lease liabilities	289	—	—	—	—
Total book equity	177,697	180,547	181,618	146,890	138,951
Debt-to-equity ratio	1.05	0.93	0.74	1.01	0.94
Changes in Working Capital
Working capital (deficit) (3)	$(80,376)	$(55,270)	$(46,971)	$6,655	$(35,581)
Current ratio	0.26	0.35	0.42	1.10	0.51
Capital Expenditures (including acquisitions)	$24,607	$56,827	$76,708	$49,166	$53,119

(1)

This relates to the construction facilities specifically negotiated for: (i) 44 Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015. The New Zealand construction loan expired December 31, 2018.

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

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2019:

(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Debt(1)	$40,399	$46,740	$258	$270	$62,853	$8,204	$158,724
Operating leases, including imputed interest	15,564	31,070	31,391	31,382	30,483	174,937	314,827
Finance leases, including imputed interest	87	101	53	43	28	—	312
Subordinated debt(1)	—	—	—	—	—	27,913	27,913
Pension liability	342	684	684	684	684	2,277	5,355
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Estimated interest on debt (2)	5,174	6,394	4,968	4,968	4,946	7,408	33,858
Total	$67,466	$84,989	$37,354	$37,347	$98,994	$220,739	$546,889

(1)	Information is presented gross of deferred financing costs.
(2)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.
(3)	Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.

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

Besides the write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the fourth quarter of 2016, no other impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2018. Refer to Note 20 – Insurance Recoveries on Impairment and Related Losses due to Earthquake in the 2018 Form 10-K for further details.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the six months ended June 30, 2019.

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

o

the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology, such as, by way of example, cable, satellite broadcast and Blu-ray/DVD rentals and sales, and so called “movies on demand”;

o	the cost and impact of improvements to our cinemas, such as improved seating, enhanced food and beverage offerings and other improvements;
o	disruptions from theater improvements;
o	the extent to and the efficiency with which we are able to integrate acquisitions of cinema circuits with our existing operations; and,
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	the ability to obtain all permits to construct improvements;
o	the ability to finance improvements;
o	the disruptions from construction;
o	the possibility of construction delays, work stoppage and material shortage;
o	competition for development sites and tenants;
o	environmental remediation issues;
o

the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as those that will influence generally the results of our cinema operations;

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

At June 30, 2019, approximately 33% and 11% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $3.0 million in cash and cash equivalents.  At December 31, 2018, approximately 36% and 14% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $5.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an decrease of $0.8 million for the six months ended June 30, 2019.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 41% and 63% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $9.0 million and $4.5 million, respectively, and the change in our quarterly net income (loss) would be $0.5 million and ($0.1) million, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2019 and December 31, 2018, the balance of cumulative foreign currency translation adjustments were approximately $7.9 million gain and $8.7 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $255,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the periods covered by this report.

The following table summarizes our repurchases under the March 2, 2017, stock repurchase program through to June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$15.99	41,899	$24,330,149
May 2017	98,816	$15.78	98,816	$22,771,316
June 2017	70,234	$16.39	70,234	$21,620,212
August 2017	160,489	$15.82	160,489	$19,081,288
September 2017	31,718	$15.77	31,718	$18,581,038
December 2017	6,567	$16.01	6,567	$18,475,900
February 2018	8,500	$16.98	8,500	$18,331,570
March 2018	10,138	$16.99	10,138	$18,159,364
April 2018	5,000	$16.12	5,000	$18,078,764
December 2018	125,700	$15.24	125,700	$16,162,529
March 2019	566	$16.08	566	$16,153,428
April 2019	571	$16.27	571	$16,144,138
May 2019	36,100	$13.77	36,100	$15,647,160
June 2019	159,718	$13.22	159,718	$13,536,171
Total	756,016	$15.16	756,016	$13,536,171

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

Date: August 9, 2019

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date: August 9, 2019

By: /s/ Gilbert Avanes

Gilbert Avanes

Interim Chief Financial Officer