Form 10-Q
period 2019-09-30
READING INTERNATIONAL INC
filed 2019-11-12
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 8, 2019 there were 20,404,573 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$8,708	$13,127
Receivables	4,363	8,045
Inventory	1,195	1,419
Prepaid and other current assets	10,831	7,667
Total current assets	25,097	30,258
Operating property, net	248,100	257,667
Operating lease right-of-use assets	216,963	—
Investment and development property, net	107,292	86,804
Investment in unconsolidated joint ventures	4,721	5,121
Goodwill	19,913	19,445
Intangible assets, net	3,607	7,369
Deferred tax asset, net	25,959	26,235
Other assets	6,164	6,129
Total assets	$657,816	$439,028
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$24,318	$26,154
Film rent payable	6,430	8,661
Debt - current portion	34,374	30,393
Derivative financial instruments - current portion	105	41
Taxes payable - current	611	1,710
Deferred current revenue	6,406	9,264
Operating lease liabilities - current portion	19,579	—
Other current liabilities	9,339	9,305
Total current liabilities	101,162	85,528
Debt - long-term portion	131,681	106,286
Derivative financial instruments - non-current portion	291	145
Subordinated debt, net	26,255	26,061
Noncurrent tax liabilities	11,647	11,530
Operating lease liabilities - non-current portion	210,737	—
Other liabilities	12,330	28,931
Total liabilities	494,103	258,481
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,963,489 issued and 20,404,573 outstanding at September 30, 2019 and 33,112,337 issued and 21,194,748 outstanding at December 31, 2018	231	232
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2019 and December 31, 2018	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	148,236	147,452
Retained earnings	48,859	47,616
Treasury shares	(36,541)	(25,222)
Accumulated other comprehensive income	(1,288)	6,115
Total Reading International, Inc. stockholders’ equity	159,514	176,210
Noncontrolling interests	4,199	4,337
Total stockholders’ equity	163,713	180,547
Total liabilities and stockholders’ equity	$657,816	$439,028

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Cinema	$66,733	70,671	$197,101	$223,109
Real estate	3,723	3,590	11,001	11,286
Total revenue	70,456	74,261	208,102	234,395
Costs and expenses
Cinema	(53,709)	(54,929)	(158,273)	(170,183)
Real estate	(2,225)	(2,475)	(7,108)	(7,408)
Depreciation and amortization	(5,704)	(5,829)	(16,870)	(16,705)
General and administrative	(5,908)	(6,489)	(18,426)	(21,250)
Total costs and expenses	(67,546)	(69,722)	(200,677)	(215,546)
Operating income (loss)	2,910	4,539	7,425	18,849
Interest expense, net	(1,871)	(1,748)	(5,924)	(5,132)
Gain (loss) on sale of assets	(1)	—	(1)	—
Other income (expense)	141	(130)	190	(273)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	1,179	2,661	1,690	13,444
Equity earnings of unconsolidated joint ventures	220	80	581	667
Income (loss) before income taxes	1,399	2,741	2,271	14,111
Income tax benefit (expense)	(547)	(1,482)	(1,159)	(4,618)
Net income (loss)	$852	$1,259	$1,112	$9,493
Less: net income (loss) attributable to noncontrolling interests	(50)	(38)	(103)	88
Net income (loss) attributable to Reading International, Inc. common shareholders	$902	$1,297	$1,215	$9,405
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.04	$0.06	$0.05	$0.41
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.04	$0.06	$0.05	$0.41
Weighted average number of shares outstanding–basic	22,546,827	23,006,040	22,791,530	22,988,227
Weighted average number of shares outstanding–diluted	22,688,230	23,197,924	22,952,838	23,185,021

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$852	$1,259	$1,112	$9,493
Foreign currency translation gain (loss)	(6,598)	(3,547)	(7,355)	(12,318)
Gain (loss) on cash flow hedges	(20)	—	(211)	—
Other	51	53	159	155
Comprehensive income (loss)	(5,715)	(2,235)	(6,295)	(2,670)
Less: net income (loss) attributable to noncontrolling interests	(50)	(38)	(103)	88
Less: comprehensive income (loss) attributable to noncontrolling interests	(2)	(5)	(2)	(15)
Comprehensive income (loss) attributable to Reading International, Inc.	$(5,663)	(2,192)	$(6,190)	$(2,743)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net income (loss)	$1,112	$9,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(581)	(667)
Distributions of earnings from unconsolidated joint ventures	760	532
Amortization of operating leases	15,719	—
Amortization of finance leases	121	—
Change in operating lease liabilities	(15,209)	—
Interest on hedged derivatives	1	—
Change in net deferred tax assets	272	(888)
Depreciation and amortization	16,870	16,705
Other amortization	1,088	7
Stock based compensation expense	1,097	1,066
Net changes in operating assets and liabilities:
Receivables	3,393	4,492
Prepaid and other assets	(4,757)	(545)
Payments for accrued pension	(513)	(2,655)
Accounts payable and accrued expenses	(3,165)	411
Film rent payable	(2,129)	(6,366)
Taxes payable	(1,091)	(877)
Deferred revenue and other liabilities	(2,191)	(1,636)
Net cash provided by (used in) operating activities	10,797	19,072
Investing Activities
Insurance recoveries relating to property damage and demolition costs	168	—
Purchases of and additions to operating and investment properties	(33,205)	(50,118)
Acquisition of business combinations	(1,380)	—
Change in restricted cash	1,334	(1,556)
Net cash provided by (used in) investing activities	(33,083)	(51,674)
Financing Activities
Repayment of long-term borrowings	(31,692)	(29,546)
Repayment of finance lease principal	(120)	—
Proceeds from borrowings	58,677	65,213
Capitalized borrowing costs	(502)	—
Repurchase of Class A Nonvoting Common Stock	(7,800)	(397)
(Cash paid) proceeds from the settlement of employee share transactions	(315)	340
Noncontrolling interest contributions	55	75
Noncontrolling interest distributions	(42)	(117)
Net cash provided by (used in) financing activities	18,261	35,568
Effect of exchange rate changes on cash and cash equivalents	(394)	(920)
Net decrease in cash and cash equivalents	(4,419)	2,046
Cash and cash equivalents at January 1	13,127	13,668
Cash and cash equivalents at September 30	$8,708	$15,714
Supplemental Disclosures
Interest paid	$8,134	$5,762
Income taxes paid	5,669	6,365
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	5,768	2,911

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

The table below summarizes the results of operations for each of our business segments for the quarter and nine months ended September 30, 2019 and 2018, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Revenue:
Cinema exhibition	$66,733	$70,671	$197,101	$223,109
Real estate	5,531	5,771	16,525	18,204
Inter-segment elimination	(1,808)	(2,181)	(5,524)	(6,918)
	$70,456	$74,261	$208,102	$234,395
Segment operating income (loss):
Cinema exhibition	$6,021	$8,202	$17,931	$30,983
Real estate	1,485	1,260	3,987	4,896
	$7,506	$9,462	$21,918	$35,879

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Segment operating income (loss)	$7,506	$9,462	$21,918	$35,879
Unallocated corporate expense
Depreciation and amortization expense	(103)	(92)	(288)	(313)
General and administrative expense	(4,493)	(4,831)	(14,205)	(16,717)
Interest expense, net	(1,871)	(1,748)	(5,924)	(5,132)
Equity earnings of unconsolidated joint ventures	220	80	581	667
Gain (loss) on sale of assets	(1)	—	(1)	—
Other income (expense)	141	(130)	190	(273)
Income (loss) before income tax expense	$1,399	$2,741	$2,271	$14,111

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

Operating results for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recently Adopted and Issued Accounting Pronouncements

Adopted:

1)

Accounting Standards Update (“ASU”) 2016-02 Leases: In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, Accounting Standards Codification (“ASC”) 842 Leases, to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

On January 1, 2019, we adopted the new accounting standard ASC 842 Leases using the modified retrospective method. We recognized the cumulative effect of initially applying the new leasing standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The standard had a material impact on our consolidated balance sheets, but not on our consolidated income statements or statements of cash flow.

(Dollars in thousands)	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
Assets
Operating property, net	$257,667	$370	$258,037
Operating lease right-of-use assets	—	232,319	232,319
Intangible assets, net	7,369	(3,542)	3,827
Deferred tax asset, net	26,235	82	26,317
Liabilities
Operating lease liabilities	$—	$245,280	$245,280
Other non-current liabilities	28,931	(16,033)	12,898
Stockholders' Equity
Non-controlling interest	$4,337	$(46)	$4,291
Retained earnings	47,616	28	47,644

	Quarter Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	As Reported, September 30, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)	As Reported, September 30, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Cinema costs and expenses	$53,709	$53,746	$(37)	$158,273	$158,357	$(84)
Depreciation and amortization	5,704	5,665	39	16,870	16,749	121
General and administrative	5,908	5,949	(41)	18,426	18,554	(128)
Interest expense, net	1,871	1,867	4	5,924	5,914	10
Income tax (benefit) expense	547	535	12	1,159	1,132	27
Net income (loss)	$852	$829	$23	$1,112	$1,058	$54

(Dollars in thousands)	As Reported, September 30, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Assets
Operating property, net	$248,100	$247,939	$161
Intangible assets	3,607	6,894	(3,287)
Operating lease right-of-use assets	216,963	—	216,963
Deferred tax asset, net	25,959	25,904	55
Liabilities
Other current liabilities	$9,339	$9,459	$(120)
Operating lease liabilities, current	19,579	—	19,579
Other non-current liabilities	12,330	28,727	(16,397)
Operating lease liabilities, non-current	210,737	—	210,737
Stockholders' Equity
Retained earnings	$48,859	$48,805	$54

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

Note 3 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2019. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

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

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
	September 30, 2019		December 31, 2018	September 30, 2018
Spot Rate
Australian Dollar	0.6746		0.7046	0.7238
New Zealand Dollar	0.6262		0.6711	0.6635
Average Rate
Australian Dollar	0.6856	0.6993	0.7479	0.7311	0.7580
New Zealand Dollar	0.6486	0.6643	0.6930	0.6685	0.7002

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to RDI common stockholders	$902	$1,297	$1,215	$9,405
Denominator:
Weighted average number of common stock – basic	22,546,827	23,006,040	22,791,530	22,988,227
Weighted average dilutive impact of awards	141,403	191,884	161,308	196,794
Weighted average number of common stock – diluted	22,688,230	23,197,924	22,952,838	23,185,021
Basic earnings (loss) per share attributable to RDI common stockholders	$0.04	$0.06	$0.05	$0.41
Diluted earnings (loss) per share attributable to RDI common stockholders	$0.04	$0.06	$0.05	$0.41
Awards excluded from diluted earnings (loss) per share	516,010	276,681	516,010	126,840

Our weighted average number of common stock - basic decreased, primarily as a result of the repurchase of shares of Class A Non-Voting Common Stock pursuant to our current stock repurchase program offset by the issuance of shares due to the exercise of share options and vesting of restricted stock units. During the first nine months of 2019, we repurchased 856,563 shares of Class A Non-Voting Common Stock at an average price of $13.20 per share.

Note 5 – Property and Equipment

Operating Property, net

As of September 30, 2019 and December 31, 2018, property associated with our operating activities is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Land	$73,675	$75,689
Building and improvements	143,408	149,734
Leasehold improvements	55,867	55,299
Fixtures and equipment	172,687	167,943
Construction-in-progress	7,032	3,478
Total cost	452,669	452,143
Less: accumulated depreciation	(204,569)	(194,476)
Operating property, net	$248,100	$257,667

Depreciation expense for operating property was $5.5 million and $16.3 million for the quarter and nine months ended September 30, 2019 and $5.4 million and $15.6 million for the quarter and nine months ended September 30, 2018, respectively.

Investment and Development Property, net

As of September 30, 2019 and December 31, 2018, our investment and development property is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Land	$23,392	$24,371
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	82,000	60,533
Investment and development property	$107,292	$86,804

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the nine months ended September 30, 2019 are shown below:

(Dollars in thousands)	Balance, December 31, 2018	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, September 30, 2019
Union Square development	$55,634	$21,098	$—	$—	$76,732
Courtenay Central development	5,571	611	(40)	(411)	5,731
Cinema developments and improvements	1,664	13,470	(9,931)	(75)	5,128
Other real estate projects	1,142	717	(338)	(80)	1,441
Total	$64,011	$35,896	$(10,309)	$(566)	$89,032

(1)	Includes capitalized interest of $2.2 million and $4.9 million for the quarter and nine months ended September 30, 2019.

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

Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13 year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It is anticipated that the transaction will close on or about May 31, 2020.

Note 6 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2019 and December 31, 2018:

		September 30,	December 31,
(Dollars in thousands)	Interest	2019	2018
Rialto Cinemas	50.0%	$1,112	$1,260
Mt. Gravatt	33.3%	3,609	3,861
Total investments		$4,721	$5,121

For the quarter and nine months ended September 30, 2019 and 2018, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Rialto Cinemas	$64	$—	$78	$152
Mt. Gravatt	156	80	503	515
Total equity earnings	$220	$80	$581	$667

Note 7 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2018	$14,221	$5,224	$19,445
Change in goodwill due to a purchase of a business combination	1,225	—	1,225
Foreign currency translation adjustment	(757)	—	(757)
Balance at September 30, 2019	$14,689	$5,224	$19,913

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2019. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2019, we were not aware that any events indicating potential impairment of goodwill had occurred.

The tables below summarize intangible assets other than goodwill, as of September 30, 2019 and December 31, 2018, respectively.

	As of September 30, 2019
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$14,973	$7,258	$2,262	$24,493
Less: Accumulated amortization	(14,388)	(5,389)	(1,109)	(20,886)
Net intangible assets other than goodwill	$585	$1,869	$1,153	$3,607

	As of December 31, 2018
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,592	$7,254	$1,951	$37,797
Less: Accumulated amortization	(24,145)	(5,207)	(1,076)	(30,428)
Net intangible assets other than goodwill	$4,447	$2,047	$875	$7,369

Beneficial leases were amortized over the life of the lease up to 30 years up until January 1, 2019. Under ASC 842 they are now incorporated into the relevant right-of-use asset. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2019.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beneficial lease amortization	$60	$284	$224	$783
Other amortization	106	380	311	285
Total intangible assets amortization	$166	$664	$535	$1,068

Note 8 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Prepaid and other current assets
Prepaid expenses	$2,887	$1,761
Prepaid rent	895	930
Prepaid taxes	632	646
Income taxes receivable	6,148	2,704
Deposits	218	242
Investment in marketable securities	44	42
Restricted cash	7	1,342
Total prepaid and other current assets	$10,831	$7,667
Other non-current assets
Straight-line rent	4,184	4,150
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	8	7
Total other non-current assets	$6,164	$6,129

Note 9 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credit. Our effective tax rate was 51.1% and 32.7% for the nine months ended September 30, 2019 and 2018, respectively.  The change between 2019 and 2018 is primarily due to lower pretax income and accrued interest related to uncertain tax benefits.

Note 10 – Debt

The Company’s borrowings at September 30, 2019 and December 31, 2018, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2019
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,228	6.27%	6.27%
Bank of America Credit Facility (USA)	October 1, 2020	55,000	27,000	26,959	4.79%	4.79%
Bank of America Line of Credit (USA)	October 1, 2020	5,000	5,000	5,000	5.04%	5.04%
Banc of America digital projector loan (USA)	December 28, 2019	706	706	706	5.00%	5.00%
Cinemas 1, 2, 3 Term Loan (USA)	December 1, 2019	18,767	18,767	18,597	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,880	4.15%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,320	9,320	9,210	4.64% / 4.44%	4.61%
Purchase Money Promissory Note	September 18, 2024	3,519	3,519	3,519	5.00%	5.00%
Union Square Construction Financing (USA)	December 29, 2019	50,000	32,350	31,915	6.27%	6.27%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	80,952	54,977	54,782	1.91%	1.91%
Westpac Bank Corporate (NZ)	December 31, 2023	20,038	7,514	7,514	3.05%	3.05%
		$279,215	$195,066	$192,310

(1)	Net of deferred financing costs amounting to $2.8 million.
(2)	The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.
(3)	The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2019.

	As of December 31, 2018
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)(2)	April 30, 2027	$27,913	$27,913	$26,061	6.52%	6.52%
Bank of America Credit Facility (USA)(2)	May 1, 2020	55,000	25,000	25,000	5.02%	5.02%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	—	—	5.48%	5.48%
Banc of America digital projector loan (USA)	December 28, 2019	2,604	2,604	2,604	5.00%	5.00%
Cinemas 1, 2, 3 Term Loan (USA)	September 1, 2019	19,086	19,086	18,838	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	November 1, 2023	8,000	8,000	7,857	4.88%	4.88%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,495	9,495	9,373	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	27,182	25,280	6.76% / 12.51%	8.35%
Denominated in foreign currency ("FC")(3)
NAB Corporate Loan Facility (AU)	December 31, 2023	46,856	37,696	37,660	3.05%	3.05%
Westpac Corporate Credit Facility (NZ)	December 31, 2023	21,475	10,067	10,067	3.80%	3.80%
		$252,929	$167,043	$162,740

(1)	Net of deferred financing costs amounting to $4.3 million.

(2)

The interest rate derivatives associated with the Trust Preferred Securities and the Bank of America Credit Facility expired in October 2017 so the effective interest rate no longer applied as of December 31, 2018.

(3)	The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2018.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	September 30,	December 31,
Balance Sheet Caption	2019	2018
Debt - current portion	$34,374	$30,393
Debt - long-term portion	131,681	106,286
Subordinated debt	26,255	26,061
Total borrowings	$192,310	$162,740

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment reduces the applicable consolidated leverage ratio covenant by 0.25% and modifies the term of the facility based on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial in accordance with U.S. GAAP. On March 5, 2019, this Credit Facility was extended for six (6) months to May 1, 2020. On August 8, 2019, this Credit Facility was extended by an additional four months to September 1, 2020. On November 5, 2019, this Credit Facility was further extended by an additional one month to October 1, 2020.

Bank of America Line of Credit

In October 2016, the term of this $5.0 million line of credit was extended to October 31, 2019.  Such modification was not considered to be substantial under US GAAP. On August 8, 2019, this Line of Credit was extended an additional ten months to September 1, 2020.  On November 5, 2019, this Line of Credit was further extended by an additional one month to October 1, 2020.

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

44 Union Square Construction Financing

On December 29, 2016, we closed on our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consisted of $50.0 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks, and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  At December 31, 2016, Bank of the Ozarks advanced $8.0 million to repay the then existing $8.0 million loan with East West Bank. As of September 30, 2019, an additional $24.4 million had been advanced under the senior loan facility. On August 8, 2019, we repaid in full the $7.5 million mezzanine loan from Tammany Mezz Investor, LLC.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten-year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%.  This loan provided for a second loan upon completion of certain improvements.  On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Cinemas 1,2,3 Term Loan

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15.0 million Santander Bank term loan with a new lender, Valley National Bank.  This new $20.0 million loan is collateralized by our Cinemas 1,2,3 property and bears an interest rate of 3.25% per annum, with principal installments and accruing interest paid monthly. The new loan matured on September 1, 2019, with a one-time option to extend maturity date for another year. On August 8, 2019, this maturity date was extended to December 1, 2019, with the one-time option to extend the maturity date for another year preserved. Such modification was not considered to be substantial under US GAAP.

Purchase Money Promissory Note

On September 18, 2019, we purchased 407,000 Company shares in a privately negotiated transaction under our Share Repurchase Program for $5.5 million.  Of this amount, $3.5 million was paid by the issuance of a Purchase Money Promissory Note, which bears an interest rate of 5.0% per annum, payable in equal quarterly payments of principal plus accrued interest. The Purchase Money Promissory Note matures on September 18, 2024.

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

Note 11 – Other Liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Current liabilities
Lease liability	$5,900	$5,900
Liability for demolition costs	2,548	2,630
Accrued pension	684	684
Security deposit payable	83	84
Finance lease liabilities	117	—
Other	7	7
Other current liabilities	$9,339	$9,305
Other liabilities
Straight-line rent	$—	$16,362
Lease make-good provision	5,930	5,614
Accrued pension	4,571	4,670
Environmental reserve	1,656	1,656
Deferred revenue - real estate	—	32
Acquired leases	38	91
Finance lease liabilities	128	—
Other	7	506
Other liabilities	$12,330	$28,931

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $5.3 million at September 30, 2019.  The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and nine months ended September 30, 2019 and 2018.  Our pension plan is unfunded.

During the quarter and nine months ended September 30, 2019, the interest cost was $70,000 and $414,000 respectively, and the actuarial loss was $52,000 and $155,000 respectively. During the quarter and nine months ended September 30, 2018, the interest cost was $45,000 and $135,000 respectively, and the actuarial loss was $52,000 and $156,000 respectively.

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2019	$8,687	$3	$(2,438)	$(137)	$6,115

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(253)	(253)
Amounts reclassified from accumulated other comprehensive income	—	—	—	42	42
Net change related to derivatives	—	—	—	(211)	(211)

Net current-period other comprehensive income (loss)	(7,351)	4	155	(211)	(7,403)
Balance at September 30, 2019	$1,336	$7	$(2,283)	$(348)	$(1,288)

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

•

Where we are a defendant, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated, as permitted under ASC 450-20 Loss Contingencies.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings.  From time-to-time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.

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

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”)  in June, 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant:   James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V.  Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company.   Cotter, Jr. has appealed both judgements.   Our application for attorney’s fees was denied, and we have appealed that determination. The issues on appeal are currently being briefed.   No date for oral argument has been set.   It is unlikely that any hearing will be held this year. As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company.  During 2018, out-of-pocket third party costs in the amount of approximately $3.5 million were incurred by our Company in defending against these claims.  For the nine months ended September 30, 2019, an additional $782,000 had been expensed, relating principally to the preparation of appellate briefs with respect to the Derivative Litigation.

Employment Litigation

The Company is currently involved in two California employment matters which include substantially overlapping wage and hour claims: Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint” respectively) and Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint” respectively).  Brown v. RC was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019.  These lawsuits seek damages, and attorneys’ fees, relating to alleged violations of California labor laws relating to meal periods, rest periods, reporting time pay, unpaid wages, timely pay upon termination and wage statements violations.  Wagner v. CEI was filed as a discrimination and retaliation lawsuit in June 2019.  The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint.  Neither plaintiff has specified the amount of damages sought.

The Company is investigating and intends to vigorously defend the allegations of the Brown Class Action Complaint, the Wagner Individual Complaint and the Wagner PAGA Claim and denies that a PAGA representative action is appropriate.  These matters are in their early stages, and the putative class action has not been certified.  As these cases are in early stages, the Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, the Company believes that its potential liability with respect to such matters is not material to its overall financial position, results of operations and cash flows.  Accordingly, the Company has not established a reserve for loss in connection with these matters.

Note 14 – Non-controlling Interests

These are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd.;
•

Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) and/or the James J. Cotter, Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Australian Country Cinemas, Pty Ltd	$68	$89
Shadow View Land and Farming, LLC	2,131	2,153
Sutton Hill Properties, LLC	2,000	2,095
Noncontrolling interests in consolidated subsidiaries	$4,199	$4,337

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Australian Country Cinemas, Pty Ltd	$32	$(36)	$69	$96
Shadow View Land and Farming, LLC	(43)	(16)	(77)	(41)
Sutton Hill Properties, LLC	(39)	14	(95)	33
Net income (loss) attributable to noncontrolling interests	$(50)	$(38)	$(103)	$88

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2019	21,195	$232	1,680	$17	$147,452	$47,616	$(25,222)	$6,115	$176,210	$4,337	$180,547
Net income	—	—	—	—	—	(2,081)	—	—	(2,081)	(16)	(2,097)
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	28	—	—	28	(46)	(18)
Other comprehensive income, net	—	—	—	—	—	—	—	1,510	1,510	1	1,511
Share-based compensation expense	—	—	—	—	280	—	—	—	280	—	280
Share repurchase plan	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	(185)	—	—	—	(185)	—	(185)
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	40	1	—	—	(75)	—	—	—	(74)	—	(74)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	18	18
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(27)	(27)
At March 31, 2019	21,235	$233	1,680	$17	$147,472	$45,563	$(25,231)	$7,625	$175,679	$4,267	$179,946
Net income	—	—	—	—	—	2,394	—	—	2,394	(37)	2,357
Other comprehensive income, net	—	—	—	—	—	—	—	(2,346)	(2,346)	(1)	(2,347)
Share-based compensation expense	—	—	—	—	400	—	—	—	400	—	400
Share repurchase plan	(197)	—	—	—	—	—	(2,622)	—	(2,622)	—	(2,622)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	33	—	—	—	(31)	—	—	—	(31)	—	(31)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(15)	(15)
At June 30, 2019	21,071	$233	1,680	$17	$147,841	$47,957	$(27,853)	$5,279	$173,474	$4,223	$177,697
Net income	—	—	—	—	—	902	—	—	902	(50)	852
Other comprehensive income, net	—	—	—	—	—	—	—	(6,567)	(6,567)	(2)	(6,569)
Share-based compensation expense	—	—	—	—	417	—	—	—	417	—	417
Share repurchase plan	(660)	—	—	—	—	—	(8,690)	—	(8,690)	—	(8,690)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	(6)	—	—	—	(22)	—	—	—	(22)	—	(22)
Retirements	—	(2)	—	—	—	—	2	—	—	—	—
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
At September 30, 2019	20,405	$231	1,680	$17	$148,236	$48,859	$(36,541)	$(1,288)	$159,514	$4,199	$163,713

	Common Shares					Retained			Accumulated		Reading
	Class A	Class A	Class B	Class B	Additional	Earnings			Other		International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury		Comprehensive		Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares		Income/(Loss)		Equity	Interests	Equity
At January 1, 2018	21,251	$231	1,680	$17	$145,898	$33,056		$(22,906)		$20,991	$177,287	$4,331	$181,618
Net income	—	—	—	—	—	3,082		—		—	3,082	22	3,104
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	194		—		—	194	(2)	192
Other comprehensive income, net	—	—	—	—	—	—		—		(750)	(750)	(3)	(753)
Share-based compensation expense	—	—	—	—	379	—				—	379	—	379
Share repurchase plan	(19)	—	—	—	—	—		(317)		—	(317)	—	(317)
Class A common stock issued for share-based bonuses and options exercised	10	—	—	—	61	—		—		—	61	—	61
In-kind exchange of share for the exercise of options, net issued	9	—	—	—	(75)	—		—		—	(75)	—	(75)
Restricted Stock Units	44	—	—	—	(26)	—	—	—	—	—	(26)	—	(26)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—	27	27
Distributions to noncontrolling stockholders	—	—	—	—	—	—		—		—	—	(43)	(43)
At March 31, 2018	21,295	$231	1,680	$17	$146,237	$36,332		$(23,223)		$20,241	$179,835	$4,332	$184,167
Net income	—	—	—	—	—	5,026		—		—	5,026	102	5,128
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	—		—		—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—		—		(7,910)	(7,910)	(5)	(7,915)
Share-based compensation expense	—	—	—	—	338	—		—		—	338	—	338
Share repurchase plan	(5)	—	—	—	—	—		(80)		—	(80)	—	(80)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—		—		—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	1	—	—	—	—		—		—	1	—	1
Restricted Stock Units	—				(8)						(8)	—	(8)
Contributions from noncontrolling stockholders	—	—	—	—	—	—		—		—	—	27	27
Distributions to noncontrolling stockholders	—	—	—	—	—	—		—		—	—	(50)	(50)
At June 30, 2018	21,290	$232	1,680	$17	$146,567	$41,358		$(23,303)		$12,331	$177,202	$4,406	$181,608
Net income	—	—	—	—	—	1,297		—		—	1,297	(38)	1,259
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	—		—		—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—		—		(3,488)	(3,488)	(5)	(3,493)
Share-based compensation expense		—	—	—	348	—		—		—	348	—	348
Share repurchase plan	(5)	—	—	—	—	—		—		—	—	—	—
Class A common stock issued for share-based bonuses and options exercised	25	—	—	—	158	—		—		—	158	—	158
In-kind exchange of share for the exercise of options, net issued	5	—	—	—	1	—		—		—	1	—	1
Restricted Stock Units	—	—	—	—	(15)	—		—		—	(15)	—	(15)
Contributions from noncontrolling stockholders	—	—	—	—	—	—		—		—	—	21	21
Distributions to noncontrolling stockholders	—	—	—	—	—	—		—		—	—	(24)	(24)
At September 30, 2018	21,315	$232	1,680	$17	$147,059	$42,655		$(23,303)		$8,843	$175,503	$4,360	$179,863

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

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan by an additional 947,460 shares.  The effect of the increase was to restore the amount of shares of Common Stock available under the Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  As of September 30, 2019, we had 778,304 shares remaining for future issuances.

Stock options are generally granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date.  In contrast to a stock option where the grantee buys the Company’s share at an exercise price determined on grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options and RSUs granted to employees ranges from zero to four years.  Grants to directors and certain executive officers are subject to Board approval.  At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

There were nil and 219,408 stock options issued in the quarter and nine months ended September 30, 2019, respectively. The weighted average assumptions used in the option-valuation model were as follows:

	Nine Months Ended September 30,
	2019	2018
Stock option exercise price	$16.12	$16.40
Risk-free interest rate	2.42%	2.56%
Expected dividend yield	—	—
Expected option life in years	3.75	3.75
Expected volatility	23.32%	24.99%
Weighted average fair value	$3.50	$3.80

For the quarters ended September 30, 2019 and 2018, we recorded compensation expense of $129,000 and $115,000, respectively.  For the nine months ended September 30, 2019 and September 30, 2018, we recorded compensation expense of $329,000 and $312,000, respectively. At September 30, 2019, the total unrecognized estimated compensation expense related to non-vested stock options was $1.2 million, which we expect to recognize over a weighted average vesting period of 1.91 years.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2019 was $0.2 million, of which 100% are currently exercisable.

The following table summarizes the number of options outstanding and exercisable as of September 30, 2019 and December 31, 2018:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2017	524,589	$12.50	3.15	$3,054,325
Granted	126,840	16.40	—	—
Exercised	(60,000)	6.02	—	610,249
Forfeited	(4,960)	12.08	—	—
Balance - December 31, 2018	586,469	$14.01	2.88	$1,530,528
Granted	219,408	16.12	—	—
Exercised	(69,500)	13.42	—	185,175
Forfeited	(25,000)	13.42	—	—
Balance - September 30, 2019	711,377	$14.74	3.04	$164,930

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of September 30, 2019:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	September 30, 2019	September 30, 2019	September 30, 2019
March 10, 2016	35,147	27,381	62,528	55,684	6,844
April 11, 2016	—	5,625	5,625	3,962	1,146	517
March 23, 2017	30,681	32,463	63,144	46,919	16,225
August 29, 2017	—	7,394	7,394	5,546	1,848
January 2, 2018	29,393	—	29,393	29,393	—
April 12, 2018	—	29,596	29,596	7,409	22,187
April 13, 2018	—	14,669	14,669	3,668	11,001
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—
March 13, 2019	—	40,709	40,709	—	40,709
March 14, 2019	—	6,984	6,984	—	6,984
May 7, 2019	11,565	—	11,565	—	11,565

Total	129,796	165,753	295,549	175,591	118,509	1,449

RSU awards to management vest 25% at the end of each year for 4 years. Prior to November 7, 2018, RSU awards to directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director shall end and the recipient, or as the case may be, the recipient’s successor is elected to the board of directors at the next occurring annual meeting or special meeting of stockholders called for such purpose (the “Vesting Date”). This means that the Vesting Date of the RSUs granted to directors on November 7, 2018 was the date of the annual meeting of stockholders on May 7, 2019.  Due to the fact that the Company has moved up its annual meeting of stockholders from November to May this year, this created a shorter than normal vesting period for the RSUs issued on November 7, 2018. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was a value of $35,000 or one half of last year's annual grant.  For the quarter ended September 30, 2019 and 2018, we recorded compensation expense of $288,000 and $233,000, respectively.  For the nine months ended September 30, 2019 and September 30, 2018 we recorded compensation expense of $768,000 and $754,000 respectively. The total unrecognized compensation expense related to the non-vested RSUs was $1.6 million as of September 30, 2019, which we expect to recognize over a weighted average vesting period of 1.74 years.

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

Under the stock repurchase program, as of September 30, 2019, the Company has reacquired a total of 1,415,624 shares of Class A Non-Voting Common Stock for $20.1 million at an average price of  $14.23 per share (excluding transaction costs). 659,608 shares of Class A Non-Voting Common Stock were purchased during the quarter ended September 30, 2019 at an average price of $13.17 per share.  This leaves $4.9 million available under the March 2, 2017 program, as extended, to March 2, 2021.

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

The components of lease expense are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$40	$—	$121	$—
Interest on lease liabilities	3	—	10	—
Operating lease cost	7,773	—	23,339	—
Variable lease cost	320	—	1,174	—
Total lease cost	$8,136	$—	$24,644	$—

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$128	$—
Operating cash flows for operating leases	22,988	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	5,760	—

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Operating leases
Operating lease right-of-use assets	$216,963	$—
Operating lease liabilities - current portion	19,579	—
Operating lease liabilities - non-current portion	210,737	—
Total operating lease liabilities	$230,316	$—
Finance leases
Property plant and equipment, gross	362	—
Accumulated depreciation	(121)	—
Property plant and equipment, net	$241	$—
Other current liabilities	117	—
Other long-term liabilities	128	—
Total finance lease liabilities	$245	$—

Other information
Weighted-average remaining lease term - finance leases	3	—
Weighted-average remaining lease term - operating leases	11	—
Weighted-average discount rate - finance leases	5.10%	—
Weighted-average discount rate - operating leases	4.98%	—

The Maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2019	$7,673	$43
2020	30,631	98
2021	30,956	52
2022	30,963	42
2023	30,102	29
Thereafter	172,589	—
Total lease payments	$302,914	$264
Less imputed interest	(72,598)	(19)
Total	$230,316	$245

As of September 30, 2019, we have additional operating leases, primarily for cinemas, that have not yet commenced of approximately $36.0 million. It is anticipated that these operating leases will commence between fiscal year 2019 and fiscal year 2021 with lease terms of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Components of lease income
Lease payments	$2,246	$2,362	$6,819	$7,073
Variable lease payments	302	55	898	708
Total lease income	$2,548	$2,417	$7,717	$7,781

The book value of underlying assets under operating leases from owned assets was as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Building and improvements
Gross balance	$65,103	$67,887
Accumulated depreciation	(18,278)	(17,709)
Net Book Value	$46,825	$50,178

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2019	$1,954
2020	7,301
2021	6,831
2022	5,984
2023	5,275
Thereafter	10,214
Total	$37,559

Note 17 – Hedge Accounting

As of September 30, 2019 and December 31, 2018, the Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	September 30,		December 31,
	2019		2018
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$105	Derivative financial instruments - current portion	$41
	Derivative financial instruments - non-current portion	291	Derivative financial instruments - non-current portion	145
Total derivatives designated as hedging instruments		$396		$186
Total derivatives		$396		$186

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and nine months ended to September 30, 2019 and September 30, 2018, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Quarter Ended September 30, 2019		Nine Months Ended September 30, 2019
		2019	2018	2019	2018
Interest rate contracts	Interest expense	$18	$—	$42	$—
Total		$18	$—	$42	$—

	Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Interest rate contracts	$38	$—	$253	$—
Total	$38	$—	$253	$—

Line Item	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Interest expense	$18	$—	$42	$—
Total	$18	$—	$42	$—

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

As of September 30, 2019 and December 31, 2018 material financial assets and financial liabilities were carried and measured at fair value on a recurring basis.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2019
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$167,153	$—	$—	$170,459	$170,459
Subordinated debt	27,913	—	—	19,008	19,008
	$195,066	$—	$—	$189,467	$189,467

		Fair Value Measurement at December 31, 2018
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$139,130	$—	$—	$143,564	$143,564
Subordinated debt	27,913	—	—	18,895	18,895
	$167,043	$—	$—	$162,459	$162,459

(1)	These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at September 30, 2019 and December 31, 2018.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of September 30, 2019 and December 31, 2018, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2019 and September 30, 2018.

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

Item 2 – Management’s Discussions and Analysis (“MD&A”) of Financial Condition and Results of Operations

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, lease or ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand.  As of September 30, 2019, we operate in two business segments:

•	Cinema exhibition, through our 58 multiplex cinemas; and,
•	Real estate, including real estate development and the rental or licensing of retail, commercial and live theatre assets.

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

Shown in the following table are the number of locations and theater screens in our theater circuit in each country, by state/territory/ region and indicating our cinema brands and our interest in the underlying assets as of September 30, 2019.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	New South Wales	6	44	4	2	Reading Cinemas
	Victoria	6	43	6		Reading Cinemas
	Queensland	5	50	2	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	1	4	1		Reading Cinemas
	Australia Total	22	172	16	6
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	7	5
GRAND TOTAL		58	480	46	12

(1)	Included above, the Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
(2)

Included above, the Company is a 50% joint venture partner in two New Zealand Rialto cinemas, with a total of 13-screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Real Estate Overview

We engage in real estate development and the ownership, and rental or licensing to third parties of retail, commercial and live theatre assets. We own the fee interests in all three of our live theatres, and in 12 of our cinemas (as presented in the preceding table).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our entertainment-themed centers (“ETCs”).

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

•

AU and NZ Additions/Refurbishments:  On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million (AU$1.95 million). We commenced trading from this new cinema site on January 30, 2019. For the first nine months of 2019, we invested in two additional Gold Lounge auditoriums at our Harbour  Town cinema, and converted two screens to TITAN LUXE with fully recliner seating and renovated the Gold Lounge auditorium at West Lakes.  This is in addition to the previously disclosed significant improvements at The Palms, Maitland and Waurn Ponds.  During January 2019, we closed our Courtenay Central cinema, servicing the Wellington market due to seismic concerns.  We are currently working on our re-development and seismic strengthening plans for this facility.   In order to service this market while we develop our plans for the redevelopment of Courtenay Central, we have opened a three-screen, 440 seat pop-up cinema in Lower Hutt, a suburb of Wellington, New Zealand.  In 2017 and 2018, we improved the following theaters: Belmont, Rouse Hill, Napier, Charlestown, Elizabeth, Auburn and Rotorua.

•

U.S. Refurbishments: For the first nine months of 2019, we continued investing in refurbishments of two Consolidated Theatres in Hawaii in Mililani and Kahala on Oahu. We also added a TITAN XC screen and reserved seating at our Reading Cinemas in Rohnert Park, California.  Since 2017, we have continued to invest in the refurbishment and enhancements of our existing cinemas, as contemplated by our strategic plan. During 2017 and 2018, we substantially refurbished seven locations: our Cal Oaks, Valley Plaza and Grossmont cinemas in California; our Ward, Pearlridge, and Mililani locations in Hawaii; and our Manville cinema in New Jersey.

Cinema Pipeline

We currently plan to upgrade or begin the upgrade of 9 cinemas in the U.S., Australia, and New Zealand between now and the end of the year.

We have entered into lease agreements for five new cinemas in Australia (31 screens), which we anticipate will come online in 2019 - 2021.  This includes the recently announced state-of-the art cinema at Miller’s Junction in Melbourne, Australia.

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

Throughout 2019, we will continue to focus on the rollout and enhancement of our proprietary online ticketing capabilities and social media interfaces.  These are intended to enhance the convenience of our offerings and to promote customer affinity with the experience and product that we are presenting.

Cinema Closures

During the second and third quarter 2019, the leases underlying our profitable Paris Theatre, Beekman Theatre and 86th Street Theater in New York City all expired.   Our efforts to obtain extensions or new leases on commercially reasonable terms were unsuccessful.

While some of our theaters have encountered new competition, and while we believe that others will benefit from planned refurbishment and upgrading, none of our leased theaters are currently slated for closure.

During January 2019, we closed our Courtenay Central cinema in Wellington, New Zealand due to seismic concerns pending redevelopment and seismic upgrading of that facility.

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

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	58	480
IMAX	1	1
TITAN XC and LUXE	22	26
Dine-in Service
Gold Lounge (AU/NZ)(1)	10	26
Premium (AU/NZ)(2)	12	22
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	15	n/a
Premium Seating (recliner seating features)	25	149
Liquor Licenses Obtained(5)	31	n/a
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

(3)

Spotlight Service: On March 30, 2018 we opened “Spotlight,” our first dine-in cinema concept in the United States at Reading Cinemas in Murrieta, California. Six of our 17 auditoriums at this theater feature this dine-in concept.

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

Real Estate

Our operating properties currently consists of the following assets:

•

our Newmarket, Queensland ETC, our Belmont, Western Australia ETC, our Auburn, New South Wales ETC, our Townsville, Queensland ETC, our Wellington, New Zealand ETC, and our Cinemas 1,2,3, New York, NY;

•

two single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theater complex (including the accompanying ancillary retail and commercial space) in Chicago (The Royal George);

•	our Worldwide Headquarters building in Culver City, California and our Australia corporate office building in Melbourne, Australia; and,
•	the ancillary retail and commercial space at some of our non-ETC cinema properties.

We currently license our Minetta Lane theatre to Audible, Inc., a subsidiary of Amazon.  This agreement continues through March 2020, and Audible has an option to extend for one additional year through March 2021.  We are advised that Audible intends to produce plays featuring a limited cast of one or two characters and special live performance engagements, record those productions and make them available to the public through the Audible streaming service.

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

•

Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13 year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It is anticipated that the transaction will close on or about May 31, 2020.

Value-creating Opportunities

We are engaged in several real estate development projects to take our properties to their highest and best use.  The most notable of these value-creating projects are as follows:

•

Re-Development of 44 Union Square (New York, U.S.)  During July 2019, we topped out the steel dome capping our redevelopment of historic Tammany Hall at 44 Union Square and the last of the glass was installed last month. We anticipate filing for our core and shell temporary certificate of occupancy in December 2019 and are in final negotiations of a long-term lease for approximately 90% of the net rentable area of the building.  This lease would be for office use, and the remaining 7,200 square feet of ground floor space (facing onto Union Square) continues to be marketed for retail use by Newmark.

•

Expansion Project for our Newmarket Shopping Center at an affluent suburb of Brisbane, Australia.  In December 2017, we opened our eight-screen Reading Cinema with TITAN LUXE, including 10,355 square feet of additional retail space and 124 parking spaces. As of September 30, 2019,  100% of this new retail space has been leased.

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

▪

Cinemas 1,2,3 Redevelopment – As previously disclosed, our endeavors to negotiate a joint development deal with our adjoining neighbors have not borne fruit.  Given the closure of our three cinemas in New York City’s Upper East Side, we have determined to continue to operate this location as a cinema for at least the near term.

•

Manukau Land Rezoning – In August 2016, the Auckland City Council up-zoned 64.0 acres of our property in Manukau from agricultural to light industrial use. The remaining 6.4 acres were already zoned for heavy industrial use.  With our zoning enhancement goal having been achieved, we are working with adjoining landholders to jointly advance necessary infrastructure improvement issues. Over the past nine months, we have developed budgets and layouts and have made the various resource consent filings required for the construction of anticipated infrastructure.   We estimate that our property will support approximately 1.6 million square feet of improvements. We see this property as a future value realization opportunity for us. This tract is adjacent to the Auckland Airport, which is currently undergoing a major improvement and expansion project.

Corporate Matters

▪

Stock Repurchase Program – Our Board approved a $25-million repurchase program on March 2, 2017, and extended it on March 14, 2019.  Under this authorization Reading may repurchase its Class A Non-Voting Common Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The new authorization continues through March 2, 2021.  Through September 30, 2019, we have repurchased 1,415,624 shares of Class A Non-Voting Common Stock at $14.23 per share (excluding transaction costs).  659,608 shares were purchased during the quarter ended September 30, 2019, at an average price of $13.17 per share.  As of September 30, 2019,  $4.9 million was available under the March 2, 2017 program, as extended, for repurchase.

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

On November 5, 2019, we extended our current Bank of America credit facilities until October 1, 2020 (the $55.0 million credit line).

Refer to our 2018 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2019 and September 30, 2018, respectively.

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2019	September 30, 2018	Fav/ (Unfav)	September 30, 2019	September 30, 2018	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$66,733	70,671	(6)%	$197,101	$223,109	(12)%
Real estate	5,531	5,771	(4)%	16,525	18,204	(9)%
Inter-segment elimination	(1,808)	(2,181)	17%	(5,524)	(6,918)	20%
Total revenue	70,456	74,261	(5)%	208,102	234,395	(11)%
Operating expense
Cinema exhibition	(55,517)	(57,111)	3%	(163,797)	(177,101)	8%
Real estate	(2,225)	(2,474)	10%	(7,108)	(7,409)	4%
Inter-segment elimination	1,808	2,181	(17)%	5,524	6,918	(20)%
Total operating expense	(55,934)	(57,404)	3%	(165,381)	(177,592)	7%
Depreciation and amortization
Cinema exhibition	(4,271)	(4,352)	2%	(12,519)	(12,199)	(3)%
Real estate	(1,330)	(1,385)	4%	(4,061)	(4,193)	3%
Total depreciation and amortization	(5,601)	(5,737)	2%	(16,580)	(16,392)	(1)%
General and administrative expense
Cinema exhibition	(924)	(1,006)	8%	(2,854)	(2,826)	(1)%
Real estate	(491)	(652)	25%	(1,369)	(1,706)	20%
Total general and administrative expense	(1,415)	(1,658)	15%	(4,223)	(4,532)	7%
Segment operating income
Cinema exhibition	6,021	8,202	(27)%	17,931	30,983	(42)%
Real estate	1,485	1,260	18%	3,987	4,896	(19)%
Total segment operating income	$7,506	$9,462	(21)%	$21,918	$35,879	(39)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(103)	(92)	(12)%	(288)	(313)	8%
General and administrative expense	(4,493)	(4,831)	7%	(14,205)	(16,717)	15%
Interest expense, net	(1,871)	(1,748)	(7)%	(5,924)	(5,132)	(15)%
Equity earnings of unconsolidated joint ventures	220	80	>100%	581	667	(13)%
Gain (loss) on sale of assets	(1)	—	nm	(1)	—	nm %
Other income (expense)	141	(130)	>100%	190	(273)	>100%
Income before income taxes	1,399	2,741	(49)%	2,271	14,111	(84)%
Income tax benefit (expense)	(547)	(1,482)	63%	(1,159)	(4,618)	75%
Net income (loss)	852	1,259	(32)%	1,112	9,493	(88)%
Less: net (income) loss attributable to noncontrolling interests	(50)	(38)	(32)%	(103)	88	(>100)%
Net income (loss) attributable to RDI common stockholders	$902	$1,297	(30)%	$1,215	$9,405	(87)%
Basic EPS	$0.04	$0.06	(33)%	$0.05	$0.41	(88)%

Consolidated and Non-Segment Results:

Third Quarter and Nine Months Net Results

For the quarter ended September 30, 2019, net income attributable to RDI common stockholders decreased by 30%, or $0.4 million, to $0.9 million, compared to the same period in the prior year.  Basic EPS for the quarter ended September 30, 2019,  decreased by $0.02 to $0.04 compared to $0.06 for the quarter ended September 30, 2018, mainly attributed to decreases in revenue in the Cinema business segment, offset by reductions of segment variable expenses and a 7%  reduction in non-segment general and administrative expenses.  Additionally, revenues were adversely impacted by the continued weakening of the Australian and New Zealand dollar compared to the U.S. dollar.

For the nine months ended September 30, 2019, net income attributable to RDI common stockholders decreased by 87%, or $8.2 million, to $1.2 million, compared to the same period prior year.  Basic EPS for the nine months ended September 30, 2019,  decreased by $0.36, to $0.05 compared to the nine months ended September 30, 2018, mainly attributable to decreases in revenue in both the Cinema and Real Estate business segments partially offset by a 15% decrease in non-segment general and administrative expenses.

With respect to both the three month and the nine month period, net income attributable to RDI common stockholders was adversely impacted by the declining value of the Australia and New Zealand dollar compared to the U.S. dollar compared to the same periods for the prior year.  See Note 3 to the Consolidated Financial Statements.  Since December 31, 2018, the Australian dollar has declined by 4.3% and the New Zealand dollar has declined by 6.7% compared to the U.S. dollar.  See discussion of Australian and New Zealand results, below.

Revenue for the quarter ended September 30, 2019 decreased by 5%, or $3.8 million, to $70.5 million compared to the same period prior year.  Revenue decreased in both the Cinema and Real Estate operating segments.

Revenue for the nine months ended September 30, 2019 decreased by 11%, or $26.3 million, to $208.1 million compared to the same period prior year. The revenue decreases were due to a (i) decrease in revenue from our cinema business primarily due to the soft film slate, and (ii)  a decrease in revenue from the Real Estate business segment primarily due to the closure of most of the net rentable area of Courtenay Central due to our abundance of caution relative to potential seismic issues.   Overseas revenues were also adversely impacted by the continued weakening of the Australian and New Zealand dollar compared to the U.S. dollar. While expenses are down overall, due to the fact that our occupancy costs with respect to our cinema operations are mostly fixed, the decrease in revenues disproportionally impacts the earnings from these operations, even though our film rent, cinema level labor and costs of goods sold are largely variable.  In the case of New Zealand, the situation was exacerbated by the temporary closure of our cinema at Courtenay Central.  In order to partially compensate for the loss of our Courtenay Central cinema, during June 2019, we opened a three-screen, 440 seat pop-up theater, in Lower Hutt, a suburb of Wellington, New Zealand.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended September 30, 2019 decreased by 7%, or $0.3 million, to $4.5 million compared to the same period in the prior year, related to lower legal expenses, consulting fees, and various compensation costs.

For the nine months ended September 30, 2019, the decrease was 15%, or $2.5 million, to $14.2 million compared to the nine months ended September 30, 2018,  primarily related to lower legal expenses.

Income Tax Expense

Income tax expense for the quarter and nine months ended September 30, 2019, decreased by $0.9 million and $3.5 million, respectively, compared to the equivalent prior-year period.  The change between 2019 and 2018 is primarily related to lower pretax income for the quarter and first nine months of 2019.

Business Segment Results

At September 30, 2019, we leased or owned and operated 58 cinemas with 480 screens which includes our interests in certain unconsolidated joint ventures that own 3 (three) cinemas with 29 screens.  In the first quarter of 2019, we acquired a proven four-screen cinema in Devonport, Tasmania, Australia.  During June 2019, we opened a three-screen cinema trading as “The Hutt Pop Up by Reading Cinemas” in Lower Hutt, a suburb of Wellington, New Zealand.  In the second and third quarter, we closed three cinemas in New York City due to lease expirations.  We also (i) owned and operated 5 (five) ETCs located in Newmarket (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn (a suburb of Sydney) and in Townsville in Australia and Wellington in New Zealand, (ii) owned and operated our headquarters office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and Melbourne, Australia, (iii) owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theatres comprising 6 (six) stages and ancillary retail and commercial space (our fourth live theatre was closed at the end of 2015 as part of the redevelopment of 44 Union Square in New York City), (iv) owned a 75% managing member interest in a limited liability company, which in turn owns the fee interest in Cinemas 1,2,3, (v) held for development approximately 70.4 acres of developable industrial land located next to the Auckland Airport in New Zealand, (vi) owned a 50% managing member interest in a limited liability company, which in turn owns a 202-acre property in Coachella, California that is zoned approximately 150 acres for single-family residential use (maximum 550 homes) and approximately 50 acres for high density mixed use that is held for development, and, (vii) owned 197 acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.  In addition, at the present time, we have agreements in place for the leasing of an additional five cinemas with 31 screens currently under development.

The Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. The Australian and New Zealand dollars based on the spot rate weakened versus prior quarter against the U.S. dollar slightly negatively impacting the value of our assets and liabilities.  The average rate for the nine months ended September 30, 2019 and 2018 has also weakened by 7.7% and 5.1% respectively. This has decreased the value of our Australian and New Zealand revenues and expenses.  Refer to Note 3 – Operations in Foreign Currency for further information.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2019 and September 30, 2018, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2019	% of Revenue	September 30, 2018	% of Revenue	September 30, 2019	% of Revenue	September 30, 2018	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$22,540	34%	$25,664	36%	$67,173	34%	$78,506	35%	(12)%	(14)%
	Food & beverage revenue	11,606	17%	11,659	16%	34,304	18%	36,029	16%	-%	(5)%
	Advertising and other revenue	2,604	4%	2,715	4%	8,266	4%	7,902	4%	(4)%	5%
		$36,750	55%	$40,038	57%	$109,743	56%	$122,437	55%	(8)%	(10)%
Australia	Admissions revenue	$15,603	23%	$15,428	22%	$46,219	23%	$49,658	22%	1%	(7)%
	Food & beverage revenue	7,014	11%	6,861	10%	20,482	10%	22,869	10%	2%	(10)%
	Advertising and other revenue	1,662	2%	1,370	2%	4,617	3%	4,986	2%	21%	(7)%
		$24,279	36%	$23,659	33%	$71,318	36%	$77,513	35%	3%	(8)%
New Zealand	Admissions revenue	$3,862	6%	$4,601	7%	$10,734	5%	$15,109	7%	(16)%	(29)%
	Food & beverage revenue	1,618	3%	1,992	3%	4,549	3%	6,792	3%	(19)%	(33)%
	Advertising and other revenue	224	0%	381	1%	757	0%	1,258	1%	(41)%	(40)%
		$5,704	9%	$6,974	10%	$16,040	8%	$23,159	10%	(18)%	(31)%

Total revenue		$66,733	100%	$70,671	100%	$197,101	100%	$223,109	100%	(6)%	(12)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(12,215)	19%	$(13,525)	19%	$(35,989)	19%	$(41,958)	19%	10%	14%
	Food & beverage cost	(2,642)	4%	(2,595)	4%	(7,952)	4%	(7,817)	4%	(2)%	(2)%
	Occupancy expense	(6,655)	10%	(7,193)	10%	(20,487)	10%	(21,777)	10%	7%	6%
	Other operating expense	(11,674)	17%	(11,021)	16%	(33,237)	17%	(31,639)	14%	(6)%	(5)%
		$(33,186)	50%	$(34,334)	49%	$(97,665)	50%	$(103,191)	46%	3%	5%
Australia	Film rent and advertising cost	$(7,456)	11%	$(6,945)	10%	$(21,764)	11%	$(22,935)	10%	(7)%	5%
	Food & beverage cost	(1,326)	2%	(1,365)	2%	(3,847)	2%	(4,563)	2%	3%	16%
	Occupancy expense	(3,948)	6%	(3,834)	5%	(11,882)	6%	(12,216)	5%	(3)%	3%
	Other operating expense	(5,267)	8%	(5,265)	7%	(16,048)	8%	(16,611)	7%	-%	3%
		$(17,997)	27%	$(17,409)	25%	$(53,541)	27%	$(56,325)	25%	(3)%	5%
New Zealand	Film rent and advertising cost	$(1,835)	3%	$(2,164)	3%	$(5,065)	3%	$(7,102)	3%	15%	29%
	Food & beverage cost	(328)	0%	(448)	1%	(945)	0%	(1,513)	1%	27%	38%
	Occupancy expense	(891)	1%	(1,221)	2%	(2,602)	1%	(3,923)	2%	27%	34%
	Other operating expense	(1,280)	2%	(1,535)	2%	(3,979)	2%	(5,047)	2%	17%	21%
		$(4,334)	6%	$(5,368)	8%	$(12,591)	6%	$(17,585)	8%	19%	28%

Total operating expense		$(55,517)	83%	$(57,111)	81%	$(163,797)	83%	$(177,101)	79%	3%	8%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,647)	4%	$(2,787)	4%	$(7,790)	4%	$(7,388)	3%	5%	(5)%
	General and administrative expense	(480)	1%	(607)	1%	(1,516)	1%	(1,850)	1%	21%	18%
		$(3,127)	5%	$(3,394)	5%	$(9,306)	5%	$(9,238)	4%	8%	(1)%
Australia	Depreciation and amortization	$(1,227)	2%	$(1,187)	2%	$(3,630)	2%	$(3,572)	2%	(3)%	(2)%
	General and administrative expense	(384)	1%	(385)	1%	(1,238)	1%	(974)	0%	-%	(27)%
		$(1,611)	3%	$(1,572)	2%	$(4,868)	3%	$(4,546)	2%	(2)%	(7)%
New Zealand	Depreciation and amortization	$(396)	1%	$(378)	1%	$(1,099)	1%	$(1,239)	1%	(5)%	11%
	General and administrative expense	(61)	0%	(14)	0%	(100)	0%	(2)	0%	(>100)%	(>100)%
		$(457)	1%	$(392)	1%	$(1,199)	1%	$(1,241)	1%	(17)%	3%

Total depreciation, amortization, general and administrative expense		$(5,195)	9%	$(5,358)	8%	$(15,373)	9%	$(15,025)	7%	3%	(2)%
OPERATING INCOME – CINEMA
United States		$437	1%	$2,310	3%	$2,772	1%	$10,008	4%	(81)%	(72)%
Australia		4,671	7%	4,678	7%	12,909	7%	16,642	7%	-%	(22)%
New Zealand		913	1%	1,214	2%	2,250	1%	4,333	2%	(25)%	(48)%
Total Cinema operating income		$6,021	9%	$8,202	12%	$17,931	9%	$30,983	14%	(27)%	(42)%

3rd Quarter Results

Cinema Segment operating income

Cinema segment operating income decreased by 27%,  or $2.2 million, to $6.0 million for the quarter ended September 30, 2019 compared to September 30, 2018, which was due to a decrease in attendance in all three circuits,  the continued temporary closure of our Courtenay Central Cinema in Wellington, New Zealand, a weakening foreign currency exchange rate, offset by fluctuations in average ticket price (“ATP”), and spend per patron (“SPP”) as outlined below.

Revenue

Cinema revenue decreased by 6%, or $3.9  million, to $66.7 million for the quarter ended September 30, 2019 compared to September 30, 2018, primarily attributable to a weaker slate of film from arthouse/specialty distributors in the U.S., a weakening foreign currency exchange rate, and a decrease in attendance in all three circuits, offset by the full quarter operations of Mililani during 2019 as it was closed for renovations during the same period prior year.

Below are the changes in our cinema revenue by market:

•	U.S. cinema revenue decreased by 8%, or $3.3 million, to $36.8 million for the third quarter due to a 14% decrease in attendance; offset by a 13% increase in SPP and a 2% increase in ATP.
•	Australia cinema revenue increased by 3%, or $0.6 million, to $24.3 million for the third quarter, primarily due to a 4% increase in SPP and 3% increase in ATP, offset by a 2% decrease in attendance.
•

New Zealand cinema revenue decreased by 18%, or $1.3 million, to $5.7 million for the third quarter due to a decrease of 24% in attendance (significantly due to the temporary closure of our Courtenay Central Cinema), offset by a 13% increase in SPP and a 10% increase in ATP, and the opening of The Hutt cinema during the second quarter of 2019.

Operating expense

Operating expense for the third quarter ended September 30, 2019 decreased by 3%, or $1.6 million, to $55.5 million compared to the same quarter in 2018 primarily attributable to (i) lower film rent expense driven by lower admissions revenue, (ii) lower occupancy expenses and (iii) to a lesser extent lower F&B costs due to lower F&B revenue primarily in New Zealand (significantly due to the temporary closure of the Courtenay Central Cinema).

Operating expense as a percentage of gross revenue has increased to 83% for the third quarter of 2019,  compared to 81% for the same period in 2018, due to the lower than anticipated revenue in our box office and the fact that certain of our occupancy costs are generally fixed, and cannot be adjusted to reflect such lower admission levels.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2019, decreased slightly at $5.2 million compared to $5.4 million for the third quarter 2018.  The 3% decrease of $0.2 million is attributable to a reduction in depreciation and amortization in the U.S. cinema segment.

Nine Month Results

Cinema Segment operating income

Cinema segment operating income decreased by 42%, or $13.1 million, to $17.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a weak film slate worldwide resulting in decreases in attendance worldwide.  Additionally, Courtenay Central Cinema in Wellington, New Zealand was temporarily closed in January 2019 due to seismic concerns and has not reopened.

Revenue

Cinema revenue decreased by 12%, or $26.0 million, to $197.1 million for the nine months ended September 30, 2019 compared to September 30, 2018,  primarily driven by decreased attendance worldwide, and offset by fluctuations in average ticket price (“ATP”), and spend per patron (“SPP”) as outlined below:

•

U.S. cinema revenue decreased by 10%, or $12.7 million, to $109.7 million, due to a 16% decrease in attendance, offset by a 11% increase in SPP, and a 2% increase in ATP.    According to industry sources, the U.S. exhibition industry admissions for the nine months ended September 30, 2019 were down 6%, declining from $7.7 billion to $7.3 billion for the same period in the prior year.  Our declines were greater than the industry average due principally to the fact that we feature art and foreign film in a number of our facilities, which was more heavily impacted during the period than conventional film product.

•	Australia cinema revenue decreased by 8%, or $6.2 million, to $71.3 million, primarily due to a 7% decrease in attendance, a 3% decrease in SPP, while ATP remained relatively flat.
•

New Zealand cinema revenue decreased by 31%, or $7.1 million, to $16.0 million, as a result of a 32% decrease in attendance (significantly due to the temporary closure of our Courtenay Central Cinema); offset by a 5% increase in ATP and a 4% increase in SPP.

Operating expense

Operating expense for the nine months ended September 30, 2019 decreased by 8%, or $13.3 million, to $163.8 million, primarily attributable to (i) lower film rent due to lower admissions revenue, (ii) lower F&B costs due to lower F&B revenue, and (iii) lower occupancy costs due to the temporary closure of Courtenay Central Cinema offset by the foreign currency movements.  Of course, since we own Courtenay Central, our real estate revenues were adversely impacted in an equal amount.

Operating expense as a percentage of gross revenue has increased to 83% for the nine months ended September 30, 2019, compared to 79% in the same period for 2018,  due to the lower than anticipated revenue in our box office and the fact that certain of our occupancy costs are generally fixed, and cannot be adjusted to reflect such lower admission levels.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the  nine months ended September 30, 2019 increased by 2%, or $0.3 million, to $15.4 million, compared to the same period in 2018.  This expense remained relatively flat as the number of cinemas opened or assets placed into service has been minimal resulting in only slightly higher depreciation costs and these were partially offset by the foreign exchange movements in Australia and New Zealand.

Real Estate

The following table details our real estate segment operating results for the quarter and nine months ended September 30, 2019 and 2018, respectively:

		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2019	% of Revenue	September 30, 2018	% of Revenue	September 30, 2019	% of Revenue	September 30, 2018	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theater rental and ancillary income	$955	17%	$756	13%	$2,721	16%	$2,257	12%	26%	21%
	Property rental income	51	1%	49	1%	152	1%	153	1%	4%	(1)%
		1,006	18%	805	14%	2,873	17%	2,410	13%	25%	19%
Australia	Property rental income	3,905	71%	3,847	67%	11,873	72%	12,305	68%	2%	(4)%
New Zealand	Property rental income	620	11%	1,119	19%	1,779	11%	3,489	19%	(45)%	(49)%

Total revenue		$5,531	100%	$5,771	100%	$16,525	100%	$18,204	100%	(4)%	(9)%
OPERATING EXPENSE
United States	Live theater cost	$(323)	6%	$(325)	6%	$(920)	5%	$(951)	5%	1%	3%
	Property cost	(147)	3%	(117)	2%	(461)	3%	(392)	2%	(26)%	(18)%
	Occupancy expense	(74)	1%	(167)	3%	(353)	2%	(526)	3%	56%	33%
		(544)	10%	(609)	11%	(1,734)	10%	(1,869)	10%	11%	7%
Australia	Property cost	(619)	11%	(796)	14%	(2,107)	13%	(2,300)	13%	22%	8%
	Occupancy expense	(669)	12%	(634)	11%	(2,024)	12%	(1,871)	10%	(6)%	(8)%
		(1,288)	23%	(1,430)	25%	(4,131)	25%	(4,171)	23%	10%	1%
New Zealand	Property cost	(284)	5%	(282)	5%	(849)	6%	(920)	5%	(1)%	8%
	Occupancy expense	(109)	2%	(153)	3%	(394)	2%	(449)	2%	29%	12%
		(393)	7%	(435)	8%	(1,243)	8%	(1,369)	8%	10%	9%

Total operating expense		$(2,225)	40%	$(2,474)	43%	$(7,108)	43%	$(7,409)	41%	10%	4%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(196)	4%	$(197)	3%	$(584)	4%	$(582)	3%	1%	-%
	General and administrative expense	(54)	1%	(153)	3%	(392)	2%	(473)	3%	65%	17%
		(250)	5%	(350)	6%	(976)	6%	(1,055)	6%	29%	7%
Australia	Depreciation and amortization	$(892)	16%	$(938)	16%	$(2,729)	17%	$(2,830)	16%	5%	4%
	General and administrative expense	(320)	6%	(499)	9%	(860)	5%	(1,233)	7%	36%	30%
		(1,212)	22%	(1,437)	25%	(3,589)	22%	(4,063)	22%	16%	12%
New Zealand	Depreciation and amortization	(243)	4%	(250)	4%	(748)	5%	(781)	4%	3%	4%
	General and administrative expense	(116)	2%	—	0%	(117)	1%	—	0%	-%	-%
		(359)	6%	(250)	4%	(865)	6%	(781)	4%	(44)%	(11)%
Total depreciation, amortization, general and administrative expense		$(1,821)	33%	$(2,037)	35%	$(5,430)	34%	$(5,899)	32%	11%	8%
OPERATING INCOME - REAL ESTATE
United States		$212	4%	$(154)	(3)%	$163	1%	$(514)	(3)%	>100%	>100%
Australia		1,405	24%	980	17%	4,153	25%	4,071	22%	43%	2%
New Zealand		(132)	-2%	434	8%	(329)	(2)%	1,339	7%	(>100)%	(>100)%
Total real estate operating income		$1,485	27%	$1,260	22%	$3,987	24%	$4,896	27%	18%	(19)%

3rd Quarter Results

Real Estate Segment income

Real estate segment operating income increased by 18%, or $0.2 million, to $1.5 million for the quarter ended September 30, 2019 compared to the third quarter ended September 30, 2018, primarily due to a decrease in operating expenses in all three circuits; offset by a decrease in revenue in the New Zealand operations, specifically the ongoing closure of most of the net rentable area of Courtenay Central, offset by increased revenue from our live theatres.

Revenue

Real estate revenue for the third quarter 2019 decreased by 4%, or $0.2 million, to $5.5 million compared to the third quarter of 2018 primarily due to a  decrease in revenues from our New Zealand segment related to the closure of portions of Courtenay Central.

Operating expense

Operating expense for the quarter ended September 30, 2019 decreased by 10%, or $0.2 million, to $2.2 million, compared to the third quarter of 2018, primarily driven by a reduction in property costs in the Australia segment.

Depreciation,  amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2019 decreased 11%, or $0.2 million, to $1.8 million compared to the previous year quarter, driven mainly by a decrease of expenses in the Australia segment of general and administrative expenses.

Nine Month Results

Real Estate Segment income

Real estate segment operating income decreased  by  19%, or $0.9 million, to $4.0 million for the nine months ended September 30, 2019,  compared to the same period in 2018,  primarily attributable to an operating loss in the New Zealand circuit of $0.3 million for 2019, compared to an operating gain of $1.3 million for the nine  months ended September 30, 2018.  Real estate segment income has declined predominantly due to Courtenay Central’s partial closure and a weakening foreign currency exchange rate.

Revenue

Real estate revenue for the nine months ended September 30, 2019 decreased by 9%, or $1.7 million, to $16.5 million,  primarily due to the partial closure of the Courtenay Central ETC in 2019, which was open for the entire year in 2018, and the unfavorable impact of foreign currency movements in both Australia and New Zealand.

Operating expense

Operating expense for the nine months ended September 30, 2019 decreased by 4%, or $0.3 million, to $7.1 million, due to a reduction of occupancy costs in the U.S. segment.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2019 decreased by 8%, or $0.5 million, to $5.4 million, primarily driven by general and administrative expense reductions in the U.S. and Australia, while depreciation remained relatively flat.

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

Our real estate business plan is to complete the redevelopment of 44 Union Square in New York City; to reassess and master-plan the Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; to continue the master planning of the expansion of our Townsville ETC in Australia; to master plan and consider the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition, food and beverage, and grocery store uses; and in Manukau, New Zealand, to continue to develop in concert with other major land owners, of plans for the development and funding of the infrastructure needed to support the construction of income-producing improvements; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets. We will also continue to explore potential synergistic acquisitions that may not readily fall into either our cinema or real estate segment.

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

At September 30, 2019, our consolidated cash and cash equivalents totaled $8.7 million. Of this amount, $2.7 million and $1.1 million were held by our Australian and New Zealand subsidiaries, respectively.  Our intention for cash derived from Australia earnings cumulative to December 31, 2018 is to indefinitely reinvest those offshore. For Australia cash derived from earnings in 2019 and after, and for all cash derived from New Zealand earnings, we do not intend to indefinitely reinvest offshore. Any cash derived from Australia or New Zealand earnings not indefinitely reinvested may be subject to certain additional state income taxes when earned.

The changes in cash and cash equivalents for the nine months ended September 30, 2019 and 2018 are discussed as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018	% Change
Net cash provided by (used in) operating activities	$10,797	$19,072	(43)%
Net cash provided by (used in) investing activities	(33,083)	(51,674)	36%
Net cash provided by (used in) financing activities	18,261	35,568	(49)%
Effect of exchange rate changes on cash and cash equivalents	(394)	(920)	57%
Increase (decrease) in cash and cash equivalents	$(4,419)	$2,046	(>100)%

Operating activities

Cash provided by operating activities for the first nine months of 2019 decreased by $8.3 million, to $10.8 million primarily driven by $5.0 million lower cash inflows from operating activities as well as a $3.3 million decrease in net operating assets.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2019 decreased by $18.6 million compared to the same period in 2018, to net cash used of $33.1 million, primarily due to a decrease in our cinema refurbishment activities compared to the first nine months of 2018, and the substantial completion of the upgrading and expansion of our Newmarket and Auburn/Redyard ETCs in 2018. During the first nine months of 2019, we invested in renovations at West Lakes, Harbour Town, and Union Square. It is anticipated that spending on our cinema activities will pick up over the remainder of the year.

Financing activities

The $18.3 million net cash provided by financing activities during the nine months ended September 30, 2019 was primarily related to $58.7 million of new borrowings, offset by $31.7 million of loan repayments.  Proceeds from these new borrowings related to the ongoing construction of our 44 Union Square project in Manhattan and to fund the capital improvements in our cinemas and real estate segments.    Additionally,  $7.8 million was used as part of our Stock Repurchase Program.

In addition, cash for interest expenses paid was $2.4 million higher for the nine months ended September 30, 2019 compared to the same period 2018, primarily due to increased average debt balances.

On March 2, 2017, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of Reading’s Class A Non-Voting Common Stock. The Board on March 14, 2019, extended that program to March 2, 2021.  At September 30, 2019, there was $4.9 million of capacity remaining in that authorization. During the nine months ended September 30, 2019 we have spent $11.3 million (financed in part by the issuance to the seller of such shares of a purchase price promissory note of $3.5 million due on September 18, 2024) on repurchasing 856,563 shares of Class A Non-Voting Common Stock.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital and other relevant information addressing our liquidity for the nine months ended September 30, 2019 and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	September 30, 2019	2018	2017	2016	2015 (2)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$8,708	$13,127	$13,668	$19,017	$19,702
Unused borrowing facility	84,149	85,886	137,231	117,599	70,134
Restricted for capital projects (1)	17,650	30,318	62,280	62,024	10,263
Unrestricted capacity	66,499	55,568	74,951	55,575	59,871
Total resources at period end	92,857	99,013	150,899	136,616	89,836
Total unrestricted resources at period end	75,207	68,695	88,619	74,592	79,573
Debt-to-Equity Ratio
Total contractual facility	$279,215	$252,929	$271,732	$266,134	$207,075
Total debt (gross of deferred financing costs)	195,311	167,043	134,501	148,535	130,941
Current	34,374	30,393	8,109	567	15,000
Non-current	160,692	136,650	126,392	147,968	115,941
Finance lease liabilities	245	—	—	—	—
Total book equity	163,713	180,547	181,618	146,890	138,951
Debt-to-equity ratio	1.19	0.93	0.74	1.01	0.94
Changes in Working Capital
Working capital (deficit) (3)	$(76,065)	$(55,270)	$(46,971)	$6,655	$(35,581)
Current ratio	0.25	0.35	0.42	1.10	0.51
Capital Expenditures (including acquisitions)	$34,585	$56,827	$76,708	$49,166	$53,119

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

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2019:

(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Debt(1)	$33,326	$51,603	$934	$981	$71,521	$8,788	$167,153
Operating leases, including imputed interest	7,673	30,631	30,956	30,963	30,102	172,589	302,914
Finance leases, including imputed interest	43	98	52	42	29	—	264
Subordinated debt(1)	—	—	—	—	—	27,913	27,913
Pension liability	171	684	684	684	684	2,348	5,255
Estimated interest on debt (2)	2,359	6,867	5,003	4,969	4,915	7,184	31,297
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$43,572	$95,783	$37,629	$37,639	$107,251	$218,822	$540,696

(1)	Information is presented gross of deferred financing costs.
(2)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.
(3)	Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the nine months ended September 30, 2019.

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

o	the impact of certain competitors’ subscription or advance pay programs;
o	the cost and impact of improvements to our cinemas, such as improved seating, enhanced food and beverage offerings and other improvements;
o	disruptions during theater improvements;
o	the extent to and the efficiency with which we are able to integrate acquisitions of cinema circuits with our existing operations; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.
•	with respect to our real estate development and operation activities:
o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
o	the ability to negotiate and execute lease agreements with material tenants;
o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
o	the risks and uncertainties associated with real estate development;
o	the availability and cost of labor and materials;
o	the ability to obtain all permits to construct improvements;
o	the ability to finance improvements;
o	the disruptions from construction;
o	the possibility of construction delays, work stoppage and material shortage;
o	competition for development sites and tenants;
o	environmental remediation issues;
o	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;
o	the increased depreciation and amortization expense as construction projects transition to leased real property;
o	the ability to negotiate and execute joint venture opportunities and relationships; and
o	certain of our activities are in geologically active areas, creating a risk of damage and/or disruption of real estate and/or cinema businesses from earthquakes.

•

with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

o	our ability to renew, extend or renegotiate our loans that mature in 2020;
o	our ability to grow our Company and provide value to our stockholders;
o	our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;
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
o

our labor relations and costs of labor (including future government requirements with respect to minimum wages, shift scheduling, the use of consultants, pension liabilities, disability insurance and health coverage, and vacations and leave);

o

our exposure from time to time to legal claims and to uninsurable risks such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems, and class actions and private attorney general wage and hour based claims;

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

Given the variety and unpredictability of the factors that will ultimately influence our businesses and our results of operation, no guarantees can be given that any of our forward-looking statements will ultimately prove to be correct. Actual results will undoubtedly vary and there is no guarantee as to how our securities will perform either when considered in isolation or when compared to other securities or investment opportunities.

In addition to the forward-looking factors set forth above, we encourage you to review Item 1A. “Risk Factors,” from our Company’s Annual Report on SEC Form 10-K for the Year Ended December 31, 2018, as well as the risk factors set forth in any other filings made under the Securities Act of 1934, as amended, including any of our Quarterly Report of Form 10-Q.

Finally, we undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

At September 30, 2019, approximately 32% and 10% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $3.8 million in cash and cash equivalents.  At December 31, 2018, approximately 36% and 14% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $5.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an decrease of $7.4 million for the nine months ended September 30, 2019.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 36% and 63% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would be $7.6 million and $4.1 million, respectively, and the change in our quarterly net income (loss) would be $0.9 million and ($0.1) million, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2019 and December 31, 2018, the balance of cumulative foreign currency translation adjustments were approximately $1.3 million gain and $8.7 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $270,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter and nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this Quarterly Report on Form 10-Q.

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”)  in June, 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant:   James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V.  Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company.   Cotter, Jr. has appealed both judgements.   Our application for attorney’s fees was denied, and we have appealed that determination. The issues on appeal are currently being briefed.   No date for oral argument has been set.   It is unlikely that any hearing will be held this year. As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company.  During 2018, out-of-pocket third party costs in the amount of approximately $3.5 million were incurred by our Company in defending against these claims.  For the nine months ended September 30, 2019, an additional $782,000 had been expensed, relating principally to the preparation of appellate briefs with respect to the Derivative Litigation.

Employment Litigation

The Company is currently involved in two California employment matters which include substantially overlapping wage and hour claims: Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint” respectively) and Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint” respectively).  Brown v. RC was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019.  These lawsuits seek damages, and attorneys’ fees, relating to alleged violations of California labor laws relating to meal periods, rest periods, reporting time pay, unpaid wages, timely pay upon termination and wage statements violations.  Wagner v. CEI was filed as a discrimination and retaliation lawsuit in June 2019.  The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint.  Neither plaintiff has specified the amount of damages sought.

The Company is investigating and intends to vigorously defend the allegations of the Brown Class Action Complaint, the Wagner Individual Complaint and the Wagner PAGA Claim and denies that a PAGA representative action is appropriate.  These matters are in their early stages, and the putative class action has not been certified.  As these cases are in early stages, the Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, the Company believes that its potential liability with respect to such matters is not material to its overall financial position, results of operations and cash flows.  Accordingly, the Company has not established a reserve for loss in connection with these matters.

For further details on our legal proceedings, please refer to Item 3, Legal Proceedings, contained in our 2018 Form 10-K.

Item 1A – Risk Factors

There have been no material changes in risk factors as previously disclosed in our 2018 Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the periods covered by this report.

The following table summarizes our repurchases under the March 2, 2017, stock repurchase program through to September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$15.99	41,899	$24,330,149
May 2017	98,816	$15.78	98,816	$22,771,316
June 2017	70,234	$16.39	70,234	$21,620,212
August 2017	160,489	$15.82	160,489	$19,081,288
September 2017	31,718	$15.77	31,718	$18,581,038
December 2017	6,567	$16.01	6,567	$18,475,900
February 2018	8,500	$16.98	8,500	$18,331,570
March 2018	10,138	$16.99	10,138	$18,159,364
April 2018	5,000	$16.12	5,000	$18,078,764
December 2018	125,700	$15.24	125,700	$16,162,529
March 2019	566	$16.08	566	$16,153,428
April 2019	571	$16.27	571	$16,144,138
May 2019	36,100	$13.77	36,100	$15,647,160
June 2019	159,718	$13.22	159,718	$13,536,171
July 2019	62,748	$13.11	62,748	$12,713,392
August 2019	121,291	$12.15	121,291	$11,239,920
September 2019	475,569	$13.43	475,569	$4,851,835
Total	1,415,624	$14.23	1,415,624	$4,851,835

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 15 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

On November 5, 2019, the Company promoted Gilbert Avanes as Chief Financial Officer of the Company effective immediately.  Mr. Avanes will continue serving as the Company’s principal financial officer.  Mr. Avanes had previously served as the Company’s interim Chief Financial Officer since January 24, 2019, in addition to his existing position as Treasurer.  In connection with the promotion, the Company increased Mr. Avanes’ annual base salary to $275,000.  The additional information required by Form 8-K Item 5.02(c)(2) and (3) regarding Mr. Avanes is incorporated by reference from the Company’s Form 8-K filed on January 29, 2019 and the Company’s Proxy Statement on Schedule 14A filed on April 16, 2019.

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

Date: November 12, 2019

By: /s/ Ellen M. Cotter

Ellen M. Cotter

Chief Executive Officer

Date:  November 12, 2019

By: /s/ Gilbert Avanes

Gilbert Avanes

Chief Financial Officer