Form 10-K
period 2019-12-31
READING INTERNATIONAL INC
filed 2020-03-16
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 1-8625

READING INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization) 5995 Sepulveda Boulevard, Suite 300 Culver City, CA (Address of principal executive offices)	95-3885184 (I.R.S. Employer Identification Number) 90230 (Zip Code)

Registrant’s telephone number, including Area Code: (213)  235-2240

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	RDI	NASDAQ
Class B Voting Common Stock, $0.01 par value	RDIB	NASDAQ

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $312,559,671. As of March 13, 2020, there were 20,037,550 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive Proxy Statement for the 2020 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2019

-  2  -

The information in this Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K" or “2019 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2019 Form 10-K.

PART I

Item 1 – Our Business

GENERAL

Reading International, Inc. (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading”, “we,” “us,” or “our”) was incorporated in 1999 incident to our reincorporation in the State of Nevada. Our class A non-voting common stock (“Class A Stock”) and class B voting common stock (“Class B Stock”) are listed for trading on the NASDAQ Capital Market (Nasdaq-CM) under the symbols RDI and RDIB, respectively. Our Corporate Headquarters is located in the “Silicon Beach” area of Los Angeles County, at 5995 Sepulveda Blvd, Suite 300, Culver City, California, United States 90230.

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

During 2019, we repurchased 1,158,601 shares of our Class A non-voting common stock, at an average price of $12.52.  On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our stock repurchase program and extended it to March 2, 2022.    At the present time, the repurchase program authorization is at $26.0 million.

BUSINESS DESCRIPTION

Synergistic Diversification and Branding

We are a diversified company focused on the development, ownership and operation of entertainment and real property assets in three jurisdictions: (i) United States (“U.S.”), (ii) Australia, and (iii) New Zealand.  We group our businesses in two operating segments:

•	Theatrical Motion Picture Exhibition (“Cinema Exhibition”), through our 60 cinemas.
•

Real Estate, including real estate development and the rental or licensing of retail, commercial and live theatre assets comprised of approximately 22,188,000 square feet of land and approximately 844,000 square feet of net rentable area.

-  3  -

Set forth below is a brief description of the various brands under which we organize our business operations:

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Cinema Exhibition / All Countries		United States Australia New Zealand

Our Reading Cinemas tradename is derived from our over 185-year history as the “Reading Railroad” featured on the Monopoly® game board. Under this brand, we deliver beyond-the-home entertainment (principally mainstream movies and alternative content and attendant food and beverage) across our three operating jurisdictions. All our cinemas are equipped with the latest state-of-the-art digital equipment, and 22 Reading Cinemas feature at least one TITAN LUXE, TITAN XC or IMAX premium auditorium. And, 19 screens in Reading Cinemas feature luxury recliner seating.

Reading Cinemas US Reading Cinemas AU Reading Cinemas NZ
United States

In 2017, our Consolidated Theatres celebrated 100 years of providing cinematic entertainment in the state of Hawaii.  We are the oldest and largest circuit in Hawaii with nine cinemas on the islands of Oahu and Maui. In 2019, we completed the “Top-To-Bottom” renovation of our Consolidated Theatre in Mililani on Oahu, now featuring 14-screens with recliner seating and a TITAN LUXE screen, a full F&B upgrade, including the sale of beer, wine & spirits, and a lobby re-design.

In the last four years, we have added luxury recliners to all Consolidated Theatres in Pearlridge and Victoria Ward.  And, our Consolidated Theatre at the Kahala Mall is currently undergoing a “Top-to-Bottom” renovation.

And, in 2016, we opened an 8-screen state-of-the-art, all recliner cinema, featuring a TITAN LUXE and a full F&B offer.  The cinema, located at Ka’Makana Ali’i, is known as Olino.

Consolidated Theatres

United States Australia

Several of the Company’s cinemas are considered arthouses or specialty theaters since their programming features specialty film: independent film, international film and documentaries.

Since its opening in 1989, our New York City Angelika Film Center has and consistently continues to be one of the most popular and influential arthouse cinemas in the U.S., featuring principally independent and foreign films.    To date, we have expanded our Angelika Film Center Group to include five other Angelikas: two in the Dallas area, two in the Washington DC area and one in San Diego, CA. Each of the Angelikas also offers a curated food and beverage experience.

In New York City, under the City Cinemas brand, we also operate the Village East Cinema in the East Village and the Cinemas 1,2,3 in Manhattan.  Each of these cinemas feature a variety of programming, but place a particular emphasis on independent film, international film and documentaries.

In December 2019, we acquired the iconic 100-year-old State Cinema in Hobart, Tasmania, Australia, which has been ranked the fifth highest grossing arthouse in Australia for the last decade.  The cinema, featuring 10 screens, a rooftop cinema and bar, a large café and an independent bookstore, is and has been a major cultural destination in North Hobart for decades.

We are actively looking to expand our specialty theater portfolio by looking for more specialty theater sites in the U.S., Australia and New Zealand.

Angelika Film Center City Cinemas State Cinema

-  4  -

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Real Estate / Leasing		United States

Historically known as Tammany Hall, this building with approximately 73,113 square feet of net rentable area overlooking Manhattan’s Union Square, is now substantially complete and in the lease-up phase of its redevelopment.  This building, with its first in the city dome, brings the future to New York’s fabled past, was awarded in 2017 the AIA QUAD Design Honor Award, and the Architizer A+ Awards, Typology Winner, Commercial Award.   It is one of a very limited number of locations in Manhattan that provides a major tenant(s) with a “brandable” site, and the only such location on Union Square.

44 Union Square
Australia

Located on 204,148 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 102,031 square feet of net rentable area and is 98% leased, including a Coles Supermarket and 44 other retailers.

At the end of 2017, we completed a major expansion that added a new 8-screen Reading Cinemas with TITAN LUXE, an additional 10,064 square feet of restaurant tenant space and 124 parking spaces.

Adjacent to our Newmarket Village, we also own a three-level office building (22,000 square feet) that is fully leased.

Newmarket Village
Australia

Anchored by a 10-screen Reading Cinemas, Auburn Redyard is an outdoor retail center located in a suburb of Sydney. The center is currently comprised of approximately 519,358 square feet of land and 91,580 square feet of net rentable area, serviced by a 721-space subterranean parking garage, and is 86% leased.  In 2018, we added to the center approximately 20,882 square feet of land currently improved with a 16,830 square feet office building, rented to Telstra through July 2022, and over the past two years have added an additional 15,000 rentable square feet of fully leased restaurant and retail space.

Auburn Redyard
Australia

Anchored by a six-screen Reading Cinemas, Cannon Park is located in Townsville, Australia, and is currently comprised of 408,372 square feet of land and 104,528 square feet of net rentable area, which is currently 86% leased.

Cannon Park Townsville
Australia

Anchored by a 10-screen Reading Cinemas and four F&B or retail tenancies, The Belmont Common is located in Perth, Australia, and is currently comprised of 103,204 square feet of land and 15,016 square feet of net rentable area, which is currently 93% leased.

The Belmont Common
New Zealand

Located in the heart of Wellington – New Zealand’s capital city – this center is comprised of 161,071 square feet of land situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), across the street from the site of the new convention center being constructed to handle the demand for such space in Wellington (estimated to open its doors in 2022) and at a major public transit hub. Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues have caused us to close major portions of the existing cinema and retail structure, in January 2019, while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component.

Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment sections of Wellington.

Courtenay Central

-  5  -

.
Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Real Estate / Live Theatre		United States

We continue to operate three off-Broadway live theatres, one in Chicago and two in Manhattan, under the Liberty Theatres tradename.  In 2018, we entered a license with Audible, a subsidiary of Amazon, pursuant to which our Minetta Lane Theatre serves as Audible’s live theatre home in New York City.

Liberty Theatres

We synergistically bring together cinema-based entertainment and real estate and believe that these two business segments complement one another, as our cinemas have historically provided the steady cash flows that allow us to be opportunistic in acquiring and holding long-term real estate assets (including non-income producing land) and support our real estate development activities.  Our real estate allows us to develop an asset base that we believe will stand the test of time and one that can provide financial leverage. More specifically, the combination of these two segments provides a variety of business advantages including the following:

•

The Certainty of Cinema Anchor Tenancies.  Cinemas can be used as anchors for larger retail developments (referred to as entertainment-themed centers, or “ETCs”), and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate with third-party anchor tenants.  We have used cinemas to create our own anchors at our five ETCs.

•

Reduced Pressure to Deliver Cinema Business Growth; to Grow for Growth’s Sake.  Pure cinema operators can encounter financial difficulty as demands upon them to produce cinema-based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites, overpaying for existing cinemas or entering into high-rent leases. While we believe that there will continue to be attractive opportunities to acquire cinema assets and/or to develop upper-end specialty type theaters in the future, we do not feel pressure to build or acquire cinemas for the sake of adding units or building gross cinema revenues. This strategy has, over the years, allowed us to acquire cinemas at multiples of trailing theater cash flow below those paid by third parties.  We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us or that such funds are not needed for reinvestment to maintain our cinemas in a competitive position.  In 2019, we invested approximately $22.9 million in the upgrading and repositioning of our historic cinema assets or adding new cinemas, and approximately $22.7 million in the acquisition or development of our non-cinema real estate assets.

•

Enhanced Control over our own Destiny.  Some exhibiters are finding their cinemas stranded in dead or dying centers.   In our ETCs, we are better able as exhibitors to control this risk and, as landlords, to realize the benefits of the synergies between entertainment and retail.  In our five ETCs, we have focused on creating and developing a mix of lifestyle tenancies that, we believe, are less vulnerable to the Amazon Effect being felt by traditional centers and that benefit from the foot traffic generated by our cinemas.  We are focusing on creating a collaborative marketing environment – a community that benefits both our cinema operations and our other tenants.

•

Flexibility in Property Use.  We are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets if an attractive opportunity presents itself. Our 44 Union Square property, which is in the lease-up phase of its redevelopment was initially acquired as an entertainment property.

•

Diversification of our Risk Profile and Enhanced Flexibility in meeting our Cash Needs.  We currently meet our financing needs with a combination of secured real estate loans and commercial credit facilities.  Historically, we have limited real estate loans to short term obligations.  However, we believe that our real estate base provides us with the ability to obtain longer term real estate-based financing, should the need arise.  These loans typically allow higher leverage of cash flows than operating loans secured by cinema assets.  Also, should the need arise, our real estate assets provide us as more ready source of liquidity through sale than traditional cinema assets.  The time of sale, particularly in Australia, of strong real estate assets is much shorter than the sale of an operating business.

Insofar as we are aware, we are the only publicly traded company in the world to apply this two-track, synergistic approach to the cinema and real estate development businesses on an international basis.  None of the major cinema exhibition companies (other than Marcus Theatres) have any material landholdings as they operate predominantly on a leased-facility model.

On the downside, we are told that our hybrid multi-country strategy makes it more challenging for the market to compare us to pure cinema operators and/or pure real estate companies.  While we are required to gross up our balance sheet for our cinema leases, we are not able to similarly reflect the fair market value of our real estate assets.  Much of our value enhancement comes in the appreciation associated with our real estate development activities, which is not reflected on our consolidated statements of operations or our consolidated balance sheets.  An example of this is the increase in value of our approximately 70.4-acre Manukau/Wiri property adjacent to the Auckland Airport, of which 64.0-acres was successfully rezoned from agricultural to light industrial uses in 2016.  The only financial statement result has been the capitalization of the consulting costs associated with that activity.  We believe that the increase in value was much more profound.  Also, as we engage in both cinema operations and real estate development, and are active in three international markets, our G&A is higher than either a stand-alone cinema or a stand-alone real estate company and is not offset, on a financial statement basis, by the increases in real estate value achieved by those endeavors.  Another challenge to an

-  6  -

evaluation of our company is that stable or even positive results in Australia and/or New Zealand can appear on our statements of operations as year to year declines, based solely on currency fluctuations.

Business Mix and Impact of Foreign Currency Fluctuations

We have worked to maintain a balance both between our cinema and real estate assets and between our U.S. and our Australian and New Zealand assets. In 2019, we invested approximately $28.5 million in our U.S. assets: $20.4 million for the development of our real estate assets (principally $20.2 million for the construction of our 44 Union Square property) and $8.1 million for the improvements of our cinema assets (principally upgrading our offerings at our existing cinemas).  We invested approximately $14.6 million in our Australian assets:  $1.3 million for the development of our real estate assets (principally at Newmarket Village (Brisbane)) and $13.3 million for the development of our cinema assets (principally the purchase of our first two cinemas in Tasmania, the CMax cinema in Devonport and the State Cinema in Hobart, the fit-out and launch of our Burwood (Melbourne) cinema, and the renovations of our cinemas at Harbour Town, Rhodes, and West Lakes, and the upgrade of certain other cinemas).  We invested approximately $2.5 million in our New Zealand assets:  $0.9 million for the development of real estate assets (principally on the predevelopment of our Courtenay Central assets), and approximately $1.5 million for the development of cinema assets (principally the renovations of our cinema at The Palms,  and the upgrade of certain other cinemas).

As shown in the chart set forth in the International Business Risks section, exchange rates for the currencies of these jurisdictions have varied, sometimes materially.  These ratios naturally have an impact on our revenues and asset values, which are reported in USD.  Notwithstanding these fluctuations, we continue to believe that, over the long term, operating in Australia and New Zealand is a prudent diversification of risk.  Australia has been identified by the United Nations to be among the Top 10 countries in the World in terms of natural resources per person. Deutsche Bank has twice named Wellington the best place in the world to live. The Organization for Economic Cooperation and Development has twice rated Australia as the best place to live and work in the world. In our view, the economies of Australia and New Zealand are stable economies and their lifestyles support our entertainment/lifestyle focus.

At December 31, 2019, the book value of our assets was $675.0 million, and our consolidated stockholders’ book equity was $139.6 million. Calculated based on book value, $364.9 million, or 54% of our assets, relate to our cinema exhibition activities and $295.2 million, or 44%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Note 1 – Description of Business and Segment Reporting to our 2019 consolidated financial statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2019, we had approximately 53% of our assets in the United States, 37% in Australia and 10% in New Zealand compared to 50%,  36%, and 14% respectively, at the end of 2018.  This increase in U.S. assets is principally due to our investments in the redevelopment of 44 Union Square and the upgrades to our domestic cinema assets, as well as the continued strengthening of the U.S. dollar compared to the Australian and the New Zealand dollar.

At December 31, 2019, we had cash and cash equivalents of $12.1 million, which are treated as corporate assets. Our cash included $7.8 million denominated in U.S. dollars, $2.3 million (AU$3.3 million) in Australian dollars, and $2.0 million (NZ$3.0 million) in New Zealand dollars. We had total worldwide non-current assets of $648.0 million, distributed as follows:  $341.0 million in the United States, $239.7 million (AU$409.1 million) in Australia and $67.3 million (NZ$99.8 million) in New Zealand.  We had $60.0 unused capacity of available and unrestricted corporate credit facilities at December 31, 2019.

For 2019, our gross revenues in the United States, Australia, and New Zealand were $151.5 million, $103.0 million, and $22.3 million, respectively, compared to $165.4 million, $111.7 million, and $31.9 million for 2018.  All three countries posted

-  7  -

revenue decreases in 2019 as a result of a decline in cinema attendance offset to some extent by increases in food and beverage per caps.

CINEMA EXHIBITION

Overall

We are dedicated to creating engaging cinema experiences for our guests through hospitality-styled comfort and service, state-of-the-art cinematic presentation, uniquely designed venues, curated film and event programming, and crafted food and beverage options. As discussed previously, we manage our worldwide cinema exhibition business under various brands.

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying asset as of December 31, 2019:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	Victoria	7	51	7		Reading Cinemas
	New South Wales	6	44	4	2	Reading Cinemas
	Queensland	5	50	2	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema
	Australia Total	24	190	18	6
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	7	5
GRAND TOTAL		60	498	48	12

(1)	The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
(2)

The Company is a 50% joint venture partner in two New Zealand Rialto cinemas totaling 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

In January 2019, we acquired our first cinema in Tasmania, a well-established four-screen cinema with a liquor license in Devonport, Australia. In order to mitigate the loss from the ongoing temporary closure of our Reading Cinemas at Courtenay Central, at the end of June 2019, we opened a three-screen pop-up in Lower Hutt located in the greater region of Wellington, New Zealand. In December 2019, we acquired our second cinema in Tasmania, the iconic ten-screen State Cinema in Hobart, and we launched our six-screen Reading Cinemas in Burwood, a suburb of Melbourne, Australia, bringing our current worldwide cinema count to 60.  In addition, as of today, we have entered into four lease agreements, providing for the development of an additional 25 state-of-the-art screens.  This includes the recently announced state-of-the art cinema at Miller’s Junction in Melbourne, Australia.  While no assurances can be given, the completion of these four new complexes is anticipated to increase our cinema count to 64 before the end of 2022.

-  8  -

We continue to focus on upgrading our existing cinemas and developing new cinema opportunities to provide our customers with premium offerings, including luxury recliner seating, state-of-the-art presentation including sound, lounges, cafés and bar service, and other amenities.  Since 2016, and continuing through 2019, we increased the number of auditoriums featuring recliner seating from 58 to 158 (excluding our joint ventures). In addition, 30 of our auditoriums now feature large format TITAN XC, TITAN LUXE, or IMAX screens. Our circuit has been completely converted to digital projection and sound systems. In 2019, we upgraded three auditoriums at three of our locations to feature Dolby ATMOS sound which we consider to be the best in the industry at this time. The newly opened Reading Cinemas in Burwood also features Dolby ATMOS sound.

While attendance and gross box office declined for the exhibition industry in the U.S., Australia and New Zealand in 2019 compared to 2018, we believe that the cinema exhibition business will continue to generate fairly consistent cash flows in the years ahead, even in recessionary or inflationary environments, because people will continue to spend a reasonable portion of their entertainment dollars on entertainment outside of the home.  Because of the uncertainty of the duration of the impact from the COVID-19 virus on leisure and entertainment activities, our short-term results will likely be adversely impacted.   For example, New York has ordered theaters closed indefinitely starting March 17, 2020.  When compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option.  We believe that the advent of an array of streaming and mobile video services is more of a threat to the delivery of traditional in-home forms of entertainment (such as traditional cable and satellite providers) than it is to the exhibition industry.  We believe that historically, our industry has benefited as the amount of quality product available for exhibition has increased. In the current situation, the amount of product coming to consumers is in some ways overwhelming. We believe that this means that cinema exhibition is going to be an increasingly important way for content providers to establish an identity for their product that will carry over into the streaming and mobile video market and aid consumers in their programming choices. We believe that our cinemas will be critical to provide the “Grand Opening” needed for product providers attempting to compete in the streaming market. This being the case, we likewise believe that the entire cinema-going experience needs to be engaging to provide this “Grand Opening” feel. Acting on that belief, we have focused in recent periods on the upgrading of our cinemas to feature luxury recliner seating, state-of-the-art sound, large format screens, and enhanced food and beverage. We have invested in technology to make our reservation system more user friendly and to encourage customer loyalty.

Recognizing that the cinema exhibition business is a well-established business, we continue to see growth opportunities in our cinema exhibition business principally from (i) the enhancement of our existing cinemas, (ii) the development in select markets of art and specialty cinemas, (iii) the development of new state-of-the-art cinemas on land that we already own or may in the future acquire, and (iv) the development of new mainstream cinemas in selected markets. While we continue to consider possible opportunities in third-party developments, we prefer, where possible, to put our capital to work in properties that we own rather than take on potentially burdensome lease obligations with their built-in rent increases and pass-throughs and their dependence on third-party shopping center operators.

We continue to expand and upgrade our circuits on an opportunistic basis. Our philosophy is not one of growth at any cost and our goal is not to have more screens than anyone else. Rather, our goal is to have high quality, consistently grossing cinemas, and to grow on a steady and sustainable basis. During 2019, we continued working on the refurbishment of several of our cinema locations including Mililani, Kahala, and Rohnert Park in the U.S., Chirnside Park, Dandenong, Maitland, Harbour Town, Waurn Ponds, West Lakes, and Rhodes in Australia, and The Palms in New Zealand. We also upgraded nine screens at five of our locations to luxury recliner seating, in addition to the recently launched Reading Cinemas at Burwood which features luxury recliner seating in all six auditoriums and extended our enhanced food and beverage offerings to 29 of our cinemas. In 2018, our refurbishments included Manville and Mililani in the U.S., and Charlestown, Elizabeth, and Auburn in the Australia and New Zealand circuits.  We  also completed the conversion at our Reading Cinemas in Murrieta, California (Cal Oaks) which now features our “Spotlight” level of service in six out of the 17 auditoriums.  “Spotlight” puts focus directly on our customers by providing an in-auditorium, waiter-serviced, enhanced F&B experience for their enjoyment.  At the end of 2017, we opened a new cinema at our Newmarket Village Shopping Center in Brisbane, Australia.

Since 2015, we have consistently executed our strategic priority of upgrading the food and beverage menu at a number of our U.S. cinemas. We are focused on the renovation and upgrading of our existing U.S. cinemas, along the lines of our Carmel Mountain cinema.  Working with former Food Network chef Santos Loo, we are continuing to curate and upgrade our food and beverage offerings.  During 2017, we created our “Spotlight” service concept, which we implemented at our Reading Cinemas at Cal Oaks cinema during 2018.  We saw success in 2019, as each of our cinema divisions achieved record results in food and beverage spend per patron (“SPP”), on a functional currency basis, for the fourth quarter and year ended December 31, 2019. Our U.S. cinema division outperformed some of our major U.S. publicly reporting exhibitors.  At year-end 2019, we currently have beer and wine, and in some cases liquor, licenses for 16 of our venues in the U.S. and are in the application process of obtaining licenses for an additional seven venues.  As a result, we are currently offering alcoholic beverages at 14 of our U.S. cinemas and two of our live theatres.  In our international cinema operations, we offer alcoholic beverages at  14 of our cinemas in Australia and five of our cinemas in New Zealand (which includes the joint ventures).

-  9  -

Operating Information

At December 31, 2019, our principal tangible assets included:

•	interests in 60 cinemas comprising some 498 screens;
•	fee interests in three live theatres (the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);
•

fee interest in our 44 Union Square property, previously used by us as a live theatre venue and for rental to third parties and now in the lease-up phase of its redevelopment for retail and office uses;

•	fee interest in one cinema (the Cinemas 1,2,3), in Manhattan;
•	fee interests in two cinemas in Australia (Bundaberg and Maitland) and four cinemas in New Zealand (Dunedin, Invercargill, Napier and Rotorua);
•

fee interest in our ETCs in Sydney (Auburn Redyard), Brisbane (Newmarket Village), Townsville (Cannon Park), Perth (The Belmont Common) and Wellington (Courtenay Central), each of which includes a Reading Cinemas;

•

fee interest in 70.4-acres of developable land, zoned for light industrial and heavy industrial purposes and located in the Manukau/Wiri region of Auckland adjacent to the Auckland International Airport;

•	a 50% interest in a special purpose entity holding the fee interest in 202-acres of developable land located in Coachella, California zoned for residential and mixed-use purposes;
•

fee interest in 2 office buildings, our corporate offices in Culver City, Los Angeles and Melbourne, Australia. Both buildings are mixed-use assets, housing our corporate staff with any surplus space rented, or available to rent to third parties;

•

in addition to the fee interests described immediately above, fee ownership of approximately 20.8  million square feet of developed and undeveloped real estate in the United States, Australia and New Zealand; and

•	cash and cash equivalents, aggregating $12.1 million.

Although we operate cinemas in three nations, the general nature of our operations and operating strategies does not vary materially from jurisdiction-to-jurisdiction. In each jurisdiction, our gross receipts are primarily from box office receipts, food and beverage sales, online ticketing fees, and screen advertising. Our ancillary revenue is created principally from theater rentals (for example, for film festivals and special events), and ancillary programming (such as concerts and sporting events).

Our cinemas generated approximately 63% of their 2019 revenue from box office receipts.  Ticket prices vary by location, and in selected locations we offer reduced rates for senior citizens, children and, in certain markets, military and students.

Showtimes and features are placed in advertisements on our various websites, on internet sites and, in some markets, in limited instances, local newspapers. We are increasing our presence in social media, thereby, reducing our dependency on print advertising.  Film distributors may also advertise certain feature films in various print, radio and television media, as well as on the internet, and distributors generally pay those costs.

F&B sales accounted for approximately 30% of our total 2019 cinema revenue. Although certain cinemas have licenses for the sale and on-premises consumption of alcoholic beverages, historically F&B products have been primarily popcorn, candy, and soda. This is changing, as more of our theaters are offering expanded food and beverage offerings.  One of our strategic focuses is to upgrade our existing cinemas with expanded F&B offerings consistent with what we believe to be the new position of cinemas in the pathway from content provider to consumer.

Screen advertising and other revenue contribute approximately 7% of our total 2019 cinema revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies’ contract with us for the right to show such advertising on our screens.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage our cinemas with executives located in Los Angeles and Manhattan in the U.S., Melbourne, Australia, and Wellington, New Zealand.  Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we assist in the booking of these two cinemas, our joint venture partner, Event Cinemas, manages their day-to-day operations.  For our unconsolidated cinema in Australia, we have a passive one-third interest in a 16-screen Brisbane cinema managed by Event Cinemas.

Licensing and Pricing

Film product is available from a variety of sources, ranging from the major film distributors, such as Paramount Pictures, Twentieth Century Studios, Warner Bros, Disney, Sony Pictures, Universal Pictures and Lionsgate, to a variety of smaller independent film

-  10  -

distributors.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors. Worldwide, the major film distributors dominate the market for mainstream conventional films.  In the U.S., art and specialty film is distributed through the art and specialty divisions of these major distributors, such as Searchlight Pictures and Sony Pictures Classics, and through independent distributors such as A24 and Neon. Film payment terms are generally based on an agreed-upon percentage of box office receipts that will vary from film-to-film.

Competition

Film is allocated by the applicable distributor among competitive cinemas.  Accordingly, from time to time, we may be unable to license every film that we desire to play. In the Australian and New Zealand markets, we generally have access to all film product in the market.

Competition for films may be intense, depending upon the number of cinemas in a particular competitive market. Our ability to obtain top grossing, first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as AMC (including the acquisition of Carmike), Cineworld (the new owners of Regal), Cinemark, and Cineplex, who between them control 64% of the North American market, these mega-exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Also, the majors have a significant number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets.  Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top-grossing films, rather than deal with independents such as ourselves. The situation is different in Australia and New Zealand, where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.  However, on the reverse side, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films.    It may be that the power of these major circuits may increase with the determination by the Department of Justice to terminate the so called “Paramount Decree” discussed in greater detail in Item 1A – Risk Factors.

The availability of state-of-the-art technology and/or luxury recliner seating can also be a factor in the preference of one cinema over another. In recent periods, a number of cinemas have opened or re-opened featuring luxury recliner seating and/or expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat.  We have, for a number of years, offered alcoholic beverages in certain of our Australia and New Zealand cinemas and at certain of our Angelika Film Centers in the U.S.  We are currently working to upgrade the seating and food and beverage offerings (including the offering of alcoholic beverages) at a number of our existing cinemas. We now offer alcoholic beverages at slightly over half (33) of our worldwide cinemas.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibitors in the United States are AMC (with 10,945 screens in 1,000 cinemas, which includes the acquisition of Carmike), Regal (with 9,518 screens in 790 cinemas), recently acquired by Cineworld Group, the U.K.’s largest cinema operator, and Cinemark (with 4,630 screens in 344 cinemas).  As of December 31, 2019, we were the 11th largest exhibitor with 1% of the box office in the United States with 238 screens in 24 cinemas under management.

The principal exhibitors in Australia are Greater Union, which does business under the Event Cinemas name (a subsidiary of Amalgamated Holdings Limited) (“Event”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 72% of the total cinema box office: Event 32%, Hoyts 25%, and Village 15%.  Event has 565 screens nationally, Hoyts 366 screens, and Village 219 screens.  By comparison, our 174 screens (excluding any partnership theaters) represent approximately 9% of the total box office making Reading the fourth largest exhibitor in Australia.

The principal exhibitors in New Zealand are Event Cinemas with 122 screens and Hoyts with 72 screens, nationally.  The major exhibitors in New Zealand control approximately 56% of the total box office: Event 35% and Hoyts 21%.    Reading has 57 screens (excluding its interest in unconsolidated joint ventures).  Reading has 12% of the market (Event and Reading market share figures exclude any partnership theaters) and we are the third largest exhibitor in New Zealand.

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

In-Home, Streaming and Mobile Device Competition

The in-home streaming and mobile device entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home and mobile device entertainment systems and in the accessibility to, and quality of, entertainment programming through cable, satellite, and internet distribution channels. The success of these alternative distribution channels and the

-  11  -

entrance of new sources of product (like Netflix, Hulu, and Amazon) who are producing product competitive with films produced for theatrical release puts additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates.  In November 2019, two new streaming services debuted, Apple TV+ and Disney+, and a few more are in the works with HBO Max and NBCUniversal’s Peacock set to launch in 2020.

We are responding to these challenges generally by increasing the comfort and service levels available at our cinemas, by offering convenient online ticket reservation services with guaranteed seating, by investing in larger screens and enhanced audio, by offering more specialized and alternative product to our audiences and by providing value for the moviegoer’s dollar. We are focusing on the fact that going to the movies is a social experience, and we are working to make that experience the best that it can be.  We must differentiate ourselves from other forms of video entertainment by emphasizing the special nature of seeing film and alternative content in a cinema environment and by developing ways to position ourselves to take advantage in the increased output of film and feature product.  These are issues common to both our U.S. and international cinema operations.

Competitive issues are discussed in detail under Item 1A – Risk Factors.

Seasonality

Major films are generally released to coincide with holidays. With the exception of Christmas and New Year’s days, this fact provides some balancing of our revenue because there is no material overlap between holidays in the United States and those in Australia and New Zealand. Distributors will delay, in certain cases, releases in Australia and New Zealand to take advantage of Australian and New Zealand holidays that are not celebrated in the United States. However, the deferral of releases is becoming increasingly less common, given the need to address internet and other channels of distribution that operate on a worldwide basis and are less tied to holiday schedules.

REAL ESTATE

Overall

We engage in the real estate business through development and our ownership and rental or licensing to third parties of retail, commercial and live theatre assets. We own the fee interests in all of our live theatres, and in 12 of our cinemas (as presented in the preceding table within the “Cinema Exhibition” section).  Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

Our real estate activities have historically consisted principally of:

•

the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or cinema-based real estate development projects;

•	the acquisition of fee interests in land for general real estate development;
•	the licensing to production companies of our live theatres; and
•	the redevelopment of our existing fee-owned cinema or live theatre sites to their highest and best use.

In light of the geographic reach of our business, and the highly localized nature of the real estate business, we have historically made use of third-party contractors to provide on-site management of our real estate development and management activities. We have begun, however, in recent periods to selectively build our internal resources in this regard, concentrating on Australia and New Zealand where we have increased our overall real estate team from 3 to 10 full time employees over the last 3 years.

Real Estate Holdings and Developments

United States

At the end of 2019, we substantially completed the construction phase of our 44 Union Square redevelopment project, achieving approximately 73,113 square feet of net rentable area (calculated inclusive of anticipated BOMA adjustments) comprised of retail and office space. We have now entered the lease-up phase of that project. A short video on this project can be seen at www.44unionsquare.com.

Regarding our Cinemas 1,2,3 property in Manhattan, we have received the consent of the 25% minority member of the ownership entity for the redevelopment of the property. We continue to evaluate the potential to redevelop the property as a mixed-use property.  As our negotiations with our neighbor for a joint development did not bear fruit, we have shifted our strategic plan with respect to that property viewing it now as a go-it-alone development.  The Cinemas 1,2,3, is currently a cash flowing contributor to our domestic cinema operations. We are in the process of filing for the rezoning of that property, to protect our ability to include a cinema use in any future redevelopment.  It is our current plan not to spend material financial resources on this project, until lease-up of our 44

-  12  -

Union Square property.  On August 31, 2016, we secured a three-year, $20.0 million mortgage loan with Valley National Bank.  On March 13, 2020, we refinanced the loan to $25.0 million which matures on April 1, 2022 with two six-month options to extend through April 1, 2023.

On April 11, 2016, we purchased for $11.2 million an approximately 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California.  We currently use approximately 50% of the leasable area for our headquarters’ offices and endeavor to lease the remainder to unaffiliated third parties.  Culver City has in recent years developed as a center of entertainment and high-tech activity in Los Angeles County. We moved into the building in February 2017, and have obtained $8.4 million in financing on the property pursuant to a 10-year, fixed rate mortgage loan at an interest rate of 4.64% per annum and in June 2017 we obtained an additional $1.5 million in financing due to a reappraisal of the property, at an interest rate of 4.44%. Currently, we occupy the third floor from which we conduct our executive and administrative operations.

All of our leasehold interests are cinema operating properties, excluding our temporary administrative offices in Wellington, New Zealand.

Australia

We continue to work on the expansion and upgrading of our Auburn Redyard ETC in Sydney and Newmarket Village ETC in Brisbane through the expansion or improvement of our Reading Cinemas at each of these centers and enhancing food and beverage focused space.

At Auburn Redyard, since the beginning of 2016, we have constructed and entered into leases representing approximately 15,000 square feet of additional retail space, which increased the square footage of that center from approximately 117,000 to approximately 132,000 square feet.  In 2018, we acquired a 20,882 square foot in-fill property, currently improved with a 16,830 square foot office building, leased to Telstra through July 2022. This increased our frontage on Parramatta Road to 1,641 uninterrupted square feet.  The center is now comprised of 519,358 square feet of land, 91,580 square feet of net rentable area, surface parking for 361 vehicles and subterranean parking for 360 vehicles and is 86% leased.  The center also has approximately 10,586 square feet of additional land available for development.  This expansion was funded with a mixture of cash flow and our current debt facility.

At Newmarket Village in December of 2017, we added a state-of-the art eight-screen Reading Cinemas, 10,064 square feet of additional retail space and 124 additional parking spaces.   On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant Coles supermarket.  This property is currently improved with an office building, which is now fully leased.  The office building leases have early development provisions allowing us to terminate these arrangements in connection with a redevelopment of the property.  We intend to ultimately demolish this office building and to integrate this parcel into Newmarket Village.  This will increase our Newmarket Village footprint from approximately 204,000 square feet to approximately 227,000 square feet.  Our Newmarket Village project was funded with a mixture of cash flow and our current debt facility and is currently approximately 98% leased.

On December 23, 2015, we acquired two adjoining properties in Townsville, Queensland, Australia for a total of $24.1 million (AU$33.4 million) comprised of approximately 9.4-acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 104,528 square feet.  Our multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center.  This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets. We operate these two properties as a single ETC.  This acquisition was funded with a mixture of cash flow and our current debt facility.

New Zealand

Located in the heart of Wellington – New Zealand’s capital city – Courtenay Central is comprised of 161,071 square feet of land situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), across the street from the site of Wellington’s newly announced convention center (estimated to open its doors in 2022) and at a major public transit hub.   Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues have caused us to close major portions of the existing cinema and retail structure while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component.    Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment precincts of Wellington. In 2019, UNESCO named Wellington as a UNESCO Creative City of Film. We are currently working on a comprehensive plan for the redevelopment of this property featuring a variety of uses to compliment and build upon the “destination quality” of this location.

Landholdings

In addition to certain historic railroad properties (such as our 8.2-acre North Viaduct and adjacent commercial properties in Philadelphia) and certain expansion spaces associated with our existing ETCs, we have two unimproved properties: (i) our 50%

-  13  -

interest in a 202-acre parcel in Coachella, California (near the grounds where the Coachella Music Festival is held), currently zoned for residential and mixed-use purposes, and (ii) our 70.4-acre parcel in Manukau/Wiri, a suburb of Auckland, New Zealand (located adjacent to the Auckland International Airport) currently zoned for a mixture of light and heavy industrial uses and a limited amount of supporting mixed-use, such as restaurants and convenience stores.

United States

Our Coachella property was acquired as a long-term land hold in a foreclosure auction by the Resolution Trust Corporation as the liquidator of the lender with the first mortgage on the property.  The zoning has been established and the property freed of a burdensome development agreement.  We are monitoring developments in the area and believe that this property is likely a candidate for sale.  Development activity in the vicinity appears to be strengthening.

New Zealand

Our property in Manukau/Wiri (approximately 64.0-acres) is primarily zoned for light industrial uses.  The remaining 6.4-acres of this property were already zoned for heavy industrial use.  Light industrial uses include certain manufacturing, production, logistic, transportation, warehouse and wholesale distribution activities and, on an ancillary basis, certain office, retail and educational uses.  The light industrial also has limited rights for the development of ancillary mixed-use.

Under the rezoning scheme, utilization of the new zoning requires the completion of certain infrastructure works.  During 2019, we worked with adjoining landowners to develop a plan to address these infrastructure requirements and applied for an obtained the planning approvals required for the portion of such works to be located upon our land and the consents required from various easement holders.  We are currently negotiating an agreement with these adjoining landowners to provide for the construction of the infrastructure components to be located upon their properties and for the equitable allocation of the costs of such infrastructure work.

While we report our real estate as a separate segment, it has historically operated as an integral portion of our overall business and has principally been in support of that business.  We have, however, acquired or developed certain properties that do not currently have any cinema or other entertainment component.  In recent periods, we have built an asset management function in Melbourne and Wellington, in order to reduce the needs for (and costs of) outside property managers for our Australia and New Zealand properties.

Our real estate activities, holdings and developments are described in greater detail in Item 2 – Properties.

EMPLOYEES

As of December 31, 2019, we had 93 full-time executive and administrative employees, 130 live theatre employees, 10 real estate employees and 2,755 cinema employees. A small number of our cinema employees in New Zealand are union members, as are our projectionists in Hawaii. None of our Australian-based employees or other employees are subject to union contracts. Overall, we are of the view that the existence of these collective-bargaining agreements does not materially increase our costs of labor or our ability to compete.

FORWARD-LOOKING STATEMENTS

Our statements in this annual report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared.  No guarantees can be given that our expectation will in fact be realized, in whole or in part.  You can recognize these statements by our use of words, such as “may,” “will,” “expect,” “believe,” and “anticipate” or other similar terminology.

-  14  -

These forward-looking statements reflect our expectation after having considered a variety of risks and uncertainties.  However, they are necessarily the product of internal discussion and do not necessarily completely reflect the views of individual members of our Board of Directors or of our management team.  Individual Board members and individual members of our management team may have different views as to the risks and uncertainties involved and may have different views as to future events or our operating performance.

Among the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•	with respect to our cinema operations:
•	the impact of the currently expanding outbreak of the COVID-19, or coronavirus. For example, New York has ordered theaters closed indefinitely starting March 17, 2020;
•

the disruptions or reductions in the utilization of entertainment, hospitality and travel venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus;

•	the number and attractiveness to moviegoers of the films released in future periods, and potential changes in release dates for motion pictures;
•	the amount of money spent by film distributors to promote their motion pictures;
•	the licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;
•

the comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in an outside-the-home environment;

•

the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology, such as, cable, satellite broadcast and Blu-ray/DVD rentals and sales, and so called “movies on demand”;

•	the impact of certain competitors’ subscription or advance pay programs;
•	the cost and impact of improvements to our cinemas, such as improved seating, enhanced food and beverage offerings and other improvements;
•	disruptions during theater improvements;
•	the extent to, and the efficiency with, which we are able to integrate acquisitions of cinema circuits with our existing operations;
•	in the U.S., the impact of any termination of the so called “Paramount Decree;” and
•	the risk of damage and/or disruption of cinema businesses from earthquakes as certain of our operations are in geologically active areas.
•	with respect to our real estate development and operation activities:
•	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
•	the ability to negotiate and execute lease agreements with material tenants;
•	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
•	the risks and uncertainties associated with real estate development;
•	the availability and cost of labor and materials;
•	the ability to obtain all permits to construct improvements;
•	the ability to finance improvements;
•	the disruptions from construction;
•	the possibility of construction delays, work stoppage and material shortage;
•	competition for development sites and tenants;
•	environmental remediation issues;
•	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;
•	the increased depreciation and amortization expense as construction projects transition to leased real property;
•	the ability to negotiate and execute joint venture opportunities and relationships; and
•	the risk of damage and/or disruption of real estate businesses from earthquakes as certain of our operations are in geologically active areas.
•

with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•	our ability to renew, extend or renegotiate our loans that mature in 2020;
•	our ability to grow our Company and provide value to our stockholders;
•	our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;

-  15  -

•

expenses, management and Board distraction and other effects of the litigation efforts mounted by James Cotter, Jr. against the Company, including his efforts to cause a sale of voting control of the Company;

•	the relative values of the currency used in the countries in which we operate;
•

the impact that any discontinuance, modification or other reform of London Inter-Bank Offered Rate (LIBOR), or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments;

•	changes in government regulation, including by way of example, the costs resulting from the implementation of the requirements of Sarbanes-Oxley;
•

our labor relations and costs of labor (including future government requirements with respect to minimum wages, shift scheduling, the use of consultants, pension liabilities, disability insurance and health coverage, and vacations and leave);

•

our exposure from time to time to legal claims and to uninsurable risks, such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems, and class actions and private attorney general wage and hour based claims;

•	our exposure to cybersecurity risks, including misappropriation of customer information or other breaches of information security;
•	the impact of major outbreaks of contagious diseases;
•	changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and
•	changes in applicable accounting policies and practices.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Item 1A  - Risk Factors for more information.

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

-  16  -

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

BUSINESS RISK FACTORS

We are currently engaged principally in the cinema exhibition and real estate businesses.  Because we operate in two business segments (cinema exhibition and real estate), we discuss separately below the risks we believe to be material to our involvement in each of these segments. We have discussed separately certain risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation.  Please note that, while we report the results of our live theatre operations as real estate operations – because we are principally in the business of renting space to producers rather than in producing plays ourselves – the cinema exhibition and live theatre businesses share certain risk factors and are, accordingly, discussed together below.

Cinema Exhibition and Live Theatre Business Risk Factors

Our cinema and live theatre businesses are vulnerable to the effects from the coronavirus outbreak which could cause customers to avoid public assembly seating and has delayed the release of major motion pictures.    The currently developing coronavirus outbreak could cause patrons to avoid our cinemas and live theatres or other public places where large crowds are in attendance.  Outbreaks of the coronavirus have caused cinemas and other public assembly venues to close in certain parts of the world.  As the coronavirus spreads in the United States, Australia and New Zealand, the Company may elect on a voluntary basis to close some of our cinemas or portions of our cinemas, or governmental officials may order such closures.  Certain major studios have announced the delayed release of major motion pictures to later in the year.  At a minimum, the delayed releases of major motion pictures will push revenues into later quarters, will potentially reduce our full year revenues and may accelerate the Company’s decisions to consider reduction of operational levels at our cinemas.

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

While we are concerned about the use of larger competitors of national and international booking power to limit our access to film, there is little we can do to mitigate this risk as antitrust litigation is very expensive and typically long lived.  Moreover, on November 22, 2019, the United States Department of Justice – Antitrust Division filed a motion to terminate the so called “Paramount Decree;” the principal judicial precedent regulating the distributor/exhibitor relationship (United States vs. Paramount Pictures, Inc. (334 U.S. 131 (1948)) and which included prohibitions on so called “block booking” and “circuit dealing.”   This motion is opposed by independent cinema operators, who – like ourselves – believe that this will further strengthen the competitive advantages of the national circuits.  The status of the “Paramount Decree”, and the protections afforded to independent cinemas, is uncertain.   A repeal of the “Paramount Decree” may also adversely impact small independent film producers, a major source of film product for our art cinemas.

Several distributors have announced that they will generally provide access of film to all who desire it.  However, this practice is not universal and is not necessarily indicative of how these distributors will chose to distribute film in a post “Paramount Decree” environment.  There is a risk that film rents charged by major distributors will include account volume discounts which will favor national or international chains.  Also, as a practical matter, for major commercial films, the terms of exhibition demanded by the distributors of such films  are limiting the cinema operators who can exhibit the film by requiring that their films be shown on a minimum number of screens and for a minimum period of time at each cinema.  Many smaller theaters simply cannot accommodate these requirements due to their more limited screen count and limited number of outlets in a given market. This competitive disadvantage has been, in our view, exacerbated in recent periods with the further concentration of the cinema exhibition industry, for example, Cineworld Group Plc’s acquisition of Regal Entertainment Group and Dalian Wanda’s acquisition of AMC Entertainment, which has now acquired Carmike Cinemas, Odeon and UCI Cinemas Group and Nordic Cinema Group.

Increasingly, national operators in the United States are offering various discount and loyalty programs.  We believe that these have been effective in increasing attendances at theaters in the United States operated by “national chains” at the expense of independent cinemas such as ourselves.  It is unclear at this time as to how these discounts are affecting film rents paid by these exhibitors.  A discount or loyalty program is, we believe, more effective when the card or benefit provides access to a significant number of theaters and is less effective in the case of an independent cinema which may only service a very limited number of markets.  For an independent cinema operator, the only competitive option may be to reduce ticket prices.

-  17  -

These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, (iii) better visibility to landlords and real estate developers, (iv) for the sake of building volume, to operate cinemas with margins below our threshold for cinema acquisitions and/or development, and (v) better economies of scale.

In the case of our live theatres, we compete for shows not only with other “for profit” Off-Broadway theaters, but also with “not-for-profit” operators and, increasingly, with Broadway theaters.  We believe our live theatres are generally competitive with other Off-Broadway venues.  However, due to the increased cost of staging live theatre productions, we are seeing an increasing tendency for plays that would historically have been staged in an Off-Broadway theater moving directly to larger Broadway venues.

We face competition from other sources of entertainment and other entertainment delivery systems.  Both our cinema and live theatre operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, internet streaming video services, Video on Demand, the internet, video games and other sources of entertainment. The quality of “in-home” and mobile entertainment systems, as well as programming available on an in-home and mobile basis, has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an “in-home” or mobile entertainment experience to the more public and presentation oriented experience offered by our cinemas and live theatres. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” or mobile forms of distribution.

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

Netflix has achieved broad market acceptance, with over 167 million subscribers.  In addition, Netflix reported production of approximately 73 full-length feature films in 2019 – virtually all of which went straight to streaming.  In addition, traditional content providers, such as Walt Disney, Warner Media and Comcast’s NBCUniversal, and HBO, and new entrants such as Apple, are now offering or have announced plans to offer later this year, direct to consumer streaming services on a fixed fee basis.  The impact of this competition is unclear.  But, in order to compete with these in-home and mobile forms of distribution, it is likely that we will need to make material capital improvements to our cinemas to increase the amenities and quality of presentation delivered.  It may also be necessary to reduce admission prices.

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

Our cinema and live theatre businesses may be vulnerable to fears of terrorism and random shooter incidents and of exposure to infectious disease which could cause customers to avoid public assembly seating.  Political events, such as terrorist attacks, random shooter incidents and health-related epidemics, pandemics, such as the coronavirus outbreak discussed above and flu outbreaks, could cause patrons to avoid our cinemas or other public places where large crowds are in attendance.  We believe that recent shooting incidents involving other public assembly situations have resulted in material increases in insurance premiums for cinema operators such as ourselves.

Our cinema business may be vulnerable to natural disasters.  A natural disaster, such as a typhoon or an earthquake, could impact and has impacted, in New Zealand, our ability to operate certain of our cinemas, which could adversely affect, and has historically adversely affected, in New Zealand, our results of operations.  A material portion of our cinemas are located in seismically active areas, such as California, Hawaii and New Zealand.

-  18  -

Our cinema operations depend upon access to film and alternative entertainment product that is attractive to our patrons, and our live theatre operations depend upon the continued attractiveness of our theaters to producers.  Our ability to generate revenue and profits is largely dependent on factors outside of our control, specifically, the continued ability of motion picture, alternative entertainment and live theatre producers to produce films, alternative entertainment and plays that are attractive to audiences, the amount of money spent by film and alternative entertainment distributors and theatrical producers to promote their motion pictures, alternative entertainment and plays, and the willingness of these distributors and producers to license their films and alternative entertainment on terms that are financially viable to our cinemas and to rent our theaters for the presentation of their plays.  To the extent that popular movies, alternative entertainment and plays are produced, our cinema and live theatre activities are ultimately dependent upon our ability, in the face of competition from other cinema and live theatre operators to book such movies, alternative entertainment and plays into our facilities, and to provide a superior customer offering.

Distribution of film is in the discretion of the film distribution companies.  Accordingly, we are at risk that the distributors may not give us all of the film we request.

Adverse economic conditions could materially affect our business by reducing discretionary income and by limiting or reducing sources of film and live theatre funding.  Going to a movie or a play is a luxury, not a necessity.  Furthermore, consumer demand for better and better amenities and food offerings have resulted in an increase of the cost of a night at the movies.  Accordingly, a decline in the economy resulting in a decrease in discretionary income, or a perception of such a decline, may result in decreased discretionary spending, which could adversely affect our cinema and live theatre businesses. Adverse economic conditions can also affect the supply side of our business, as reduced liquidity can adversely affect the availability of funding for movies and plays.  This is particularly true in the case of Off-Broadway plays, which are often times financed by high net worth individuals (or groups of such individuals) and that are very risky due to the absence of any ability to recoup investment in secondary markets like–– cable, satellite or internet distribution.

Our screen advertising or auditorium leasing revenue may decline.  Over the past several years, cinema exhibitors have been looking increasingly to screen advertising and auditorium leasing as a way to improve income.  No assurances can be given that this source of income will be continuing, or that the use of screen advertising will not ultimately prove to be counterproductive, by giving consumers a disincentive to choose going to the movies over “in-home” or mobile entertainment alternatives.   Screen advertising revenues are typically tied to attendance.  Consequently, declining attendance would likewise result in decreased screen advertising revenues.

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

We face competition from competitors offering food and beverage and luxury seating as an integral part of their cinema offerings.  The number of our competitors offering an expanded food and beverage menu (including the sale of alcoholic beverages) and luxury seating, has continued to grow in recent periods. In addition, more competitors such as AMC are converting existing cinemas to provide such expanded menu offerings and in-theater dining options. The existence of such cinemas may alter traditional cinema selection practices of moviegoers, as they seek out cinemas with such expanded offerings as a preferred alternative to traditional cinemas.  In order to compete with these new cinemas, the Company has been required to materially increase its capital expenditures to add such features to many of our cinemas and to take on additional and more highly trained (and, consequently, compensated) staff.  Also, the conversion to luxury seating typically requires a material reduction in the number of seats that an auditorium can accommodate which may translate into fewer movie tickets being sold and the shutdown (or limitation of activities) during the time required to complete such modifications.

Our failure to obtain and maintain liquor licenses at any of our cinemas could adversely affect our business, results of operations or financial condition. Each of our cinemas offering beer and wine, and in some cases liquor, is subject to licensing and regulation by the alcoholic beverage control agency in the state, county and municipality in which the cinema is located. Each cinema is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each cinema, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on our profitability, our ability to attract patrons, and our ability to obtain such a liquor license in other locations.

We may be subject to increased labor and benefits costs generally. We are subject to laws governing such matters as minimum wages, working conditions and overtime. As minimum wage rates increase and/or limitations are imposed on our ability to adjust staffing levels to reflect cinema attendances, we may need to increase not only the wages of our minimum wage employees, but also

-  19  -

the wages paid to employees at wage rates that are above minimum wage and to incur higher amounts overtime and over-staffing costs. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our results of operations may be adversely impacted.

Cybersecurity threats, ADA issues, and our failure to protect our electronically stored data could adversely affect our business. We store and maintain electronic information and data necessary to conduct our business.  Data maintained in electronic form is subject to the risk of intrusion, tampering and theft. While we believe that we have adopted industry-accepted security measures and technology to protect the confidential and proprietary information, the development and maintenance of these systems is costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. As such, we may be unable to anticipate and implement adequate preventive measures in time.  Cybersecurity has been an area of increasing government attention and regulations, and in many jurisdictions, statutes have been passed, or are under consideration, imposing penalties and fines related to breaches of a company’s cybersecurity.  This may adversely affect our business, including exposure to government enforcement actions and private litigation, and our reputation with our customers and employees may be injured. In addition to Company-specific cyber threats or attacks, our business and results of operations could also be impacted by breaches affecting our peers and partners within the entertainment industry, as well as other retail companies.  Also, recently adopted expansions of ADA type laws to cover access to websites and uncertainty as to the requirements of such new laws may result in litigation claims that could adversely impact our results of operation.

Real Estate Development and Ownership Business Risks

Our real estate business is vulnerable to the effects from the coronavirus outbreak which we expect may adversely impact our retail tenants' operations and, in turn, result in an increase in tenant defaults and rent reductions.  The currently developing coronavirus outbreak could cause patrons to avoid our tenant's retail businesses or other public places where large crowds are in attendance.  As the coronavirus spreads in the United States, Australia and New Zealand, we expect that it may adversely impact the retail businesses of our tenants which, in turn, would likely result in an increase in the number of tenant defaults under their respective lease agreement and/or requests for rent reduction or rent abatement.  Also, our certain of our tenants may elect on a voluntary basis to close on a temporary basis, or governmental officials may order such closures.  Any of these events would have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to the Real Estate Industry Generally

Our financial performance will be affected by risks associated with the real estate industry generally.  Events and conditions generally applicable to developers, owners, and operators of real property will affect our performance as well.  These include (i) changes in the national, regional and local economic climate, (ii) local conditions, such as an oversupply of, or a reduction in demand for, commercial space and/or entertainment-oriented properties, (iii) reduced attractiveness of our properties to tenants, (iv) the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own, (v) competition from other properties, (vi) inability to collect rent from tenants, (vii) increased operating costs, including labor, materials, real estate taxes, insurance premiums, and utilities, (viii) costs of complying with changes in government regulations, (ix) the relative illiquidity of real estate investments, and (x) decreases in sources of both construction and long-term lending as traditional sources of such funding leave or reduce their commitments to real estate-based lending.  In addition, periods of rising interest rates or declining demand for real estate (for example, due to competition from internet sellers the demand for brick and mortar retail spaces has declined and may continue to decline, and due to the increasing popularity of tele-commuting demand for traditional office space has likewise declined and may likewise continue to decline), or the public perception that any of these events may occur, could result in declining rents or increased lease defaults. Increasing cap rates can result in lower property values.  Also, we have holdings in areas that are subject to earthquake, storm and flooding risk.

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

-  20  -

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

A number of our assets are in geologically active areas, presenting risk of earthquake and land movement.  We have properties in California, Hawaii and New Zealand, areas that present a greater risk of earthquake and/or land movement than other locations. New Zealand has in recent periods had several major earthquakes damaging our facilities in Christchurch and Wellington resulting in closures or partial closures of said facilities and consequent reduction in revenue and cash flow. The ability to insure for such casualties is limited and may become more difficult and/or more expensive in future periods.

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

-  21  -

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

Changes in interest rates may increase our interest expense. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. In each of August, September and October 2019, the U.S. Federal Reserve lowered its benchmark interest rate by a quarter of a percentage point, with additional decreases expected to come over the next year. If interest rates continue increasing, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on our debt outstanding as of December 31, 2019, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.2 million per year. Potential future increases in interest rates may therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

Uncertainty relating to the likely phasing out of LIBOR by 2021 may result in paying increased interest under our credit facilities. Some of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. At this time, it is not possible to predict the effect that any discontinuance, modification or other reform of LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR, other benchmarks, or LIBOR-based debt instruments. However, the use of alternative reference rates or other reforms could cause the interest rates payable under our credit facilities to be substantially higher than we would otherwise have expected.

-  22  -

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

Exchange Rates
Australia $
New Zealand $
US$ Per Unit of Foreign Currency
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Average Yearly Rate

In recent periods, we have repaid intercompany debt and used the proceeds to fund capital investment in the United States.  Accordingly, our debt levels in Australia are higher than they would have been if funds had not been returned for such purposes.  On a company wide basis, this means that a reduction in the relative strength of the U.S. dollar versus the Australian Dollar and/or the New Zealand dollar would effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand.

•

Risk of adverse government regulation: currently, we believe that relations between the United States, Australia, and New Zealand are good.  However, no assurances can be given that these relationships will continue, and that Australia and New Zealand will not in the future seek to regulate more highly the business done by U.S. companies in their countries.

•

Risk of adverse labor relations: deterioration in labor relations could lead to an increased cost of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave).

-  23  -

Trade disputes and geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

In 2019, global growth weakened, trade tensions heightened, and several emerging markets experienced significant downturns as macroeconomic and geopolitical developments weighed on market sentiments. Governmental policies of developed economies, such as the U.S., have a substantial effect on emerging markets, and the consequences of a trade war between two developed countries, like that of the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. Additionally, North Korea’s nuclear weapons capabilities continue to be an ongoing security concern and worsening relations between the U.S. and North Korea continue to create a global security issue that may adversely affect international business and economic conditions. While it is difficult for us to predict the effect of such trade wars and heightened geopolitical and economic instability on our business, they could lead to currency devaluation, economic and political turmoil, market volatility, and a loss of consumer confidence in the broader U.S. economy.

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

Operating, Financial Structure and Borrowing Risk

Typically, we have negative working capital.  As we invest our cash in new acquisitions and the development of our existing properties, we have negative working capital. This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets, as is the case in other industries such as manufacturing and distribution. In addition, the new lease accounting standard requires us to include the current portion of our operating lease liabilities on our consolidated balance sheet. See Note 2 - Summary of Significant Accounting Policies – Operating Leases.

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

We have substantial short- to medium-term debt.  Generally speaking, we have historically financed our operations through relatively short-term debt.  No assurances can be given that we will be able to refinance this debt, or if we can, that the terms will be reasonable.  However, as a counterbalance to this debt, we have certain unencumbered real property assets, which could be sold to pay debt or encumbered to assist in the refinancing of existing debt, if necessary.

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

Our stock is thinly traded.  Our stock is thinly traded, with an average daily volume in 2019 of only approximately 37,416 Class A Stock.  Our Class B Stock is very thinly traded with even less volume.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

Ongoing disputes among the heirs of James J. Cotter, Sr., over the past five years have caused, and may continue to cause, uncertainty regarding the ongoing control of the Company by the Cotter family and have distracted and may continue to distract the time and attention of our officers and directors from our business and operations and may ultimately interfere with the effective management of the Company.  Up until his death on September 13, 2014, James J. Cotter, Sr., the father of Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter, was our controlling stockholder, having the sole power to vote approximately 66.9% of the outstanding Class B Voting Common Stock (the “Class B Stock”) of the Company.  Under applicable Nevada Law, a stockholder holding two-thirds of the Company’s Class B Stock has the power at any time, with or without cause, to remove any one or more

-  24  -

directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders.  Over the past four years there have been a variety of disputes between Ellen Cotter and Margaret Cotter, on one side, and James J. Cotter, Jr., on the other side, as to the control and disposition of this Class B Stock.

Immediately following his death, the above referenced Class B Stock was beneficially owned by the Estate of James J. Cotter (the “Cotter Estate”) which held 427,808 shares, representing 25.5% of such voting stock, and by the Living Trust established by the Declaration of Trust dated June 5, 2013, by James J. Cotter, Sr. (as amended, the “Cotter Trust”) which held 696,080 shares, representing 41.4% of such voting stock.  We are advised, based upon public filings made by one or more of Ellen Cotter, Margaret Cotter and James J. Cotter, Jr. (the “Cotter Filings”) that the Class B Stock currently held of record by the Cotter Estate will eventually pour over into the Cotter Trust.  We are further advised from the Cotter Filings that the Cotter Trust also provides for the establishment of a voting trust (the “Cotter Voting Trust”) which will eventually hold the Class B Stock currently held by the Cotter Estate and the Cotter Trust.

On December 22, 2014, the District Court of Clark County, Nevada, (the “Nevada District Court”) appointed Ellen Cotter and Margaret Cotter as co-executors of the Cotter Estate.  The Will of James J. Cotter provides that, after the payment of certain debts, the residual of his estate was to flow over into the Cotter Trust. However, a dispute arose between Ellen Cotter and Margaret Cotter, on one side, and James J. Cotter, Jr., on the other side, as to which trust document controlled the Cotter Trust and the designation of the trustees thereunder.  On March 23, 2018, the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”), issued its judgement in the case captioned In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755) (the “Trust Case”), to the effect that Ellen Cotter and Margaret Cotter are the Co-Trustees of the Cotter Trust and that Margaret Cotter is the sole Trustee of the Voting Trust.  As the appeal period for that judgment has expired, the California Superior Court’s determination in this regard is now final and not subject to review.  Accordingly, in the view of the Company, Ellen Cotter and Margaret Cotter have voting control over the shares held by the Cotter Trust and the Cotter Estate, collectively representing 66.9% of our Company’s Class B Stock.  Taking into account Ellen Cotter and Margaret Cotter’s personal holdings of Class B Stock, Ellen Cotter and Margaret Cotter have the power to vote 71.9% of our Company’s Class B Stock.   In so far as we are aware, based upon public filings and our internal records, at the present time the Voting Trust does not own any shares of Class B Stock.   The shares which are anticipated to flow into the Voting Trust are, insofar as our Company is aware, currently owned by the Cotter Estate and the Cotter Trust.

However, issues as to the ongoing control of our Company are still uncertain.  James J. Cotter, Jr., has a motion pending since August 2015 to remove Ellen Cotter and Margaret Cotter as trustees of the Cotter Trust (a motion for which no discovery schedule, briefing schedule or hearing date has been set).  Also, James J. Cotter, Jr., continues to support a motion brought by the guardian ad litem (the “GAL”) appointed by the Superior Court to represent the interests of the beneficiaries of the Voting Trust to effect a sale of the Voting Stock to be held by the Voting Trust.

The GAL has motions pending (i) to divide the Voting Trust into separate trusts, one for the benefit of Margaret Cotter’s children and one for the benefit of James J. Cotter, Jr.’s children, (ii) in order to achieve diversification of the assets of these trusts,  to sell the Class B stock eventually to be held by these trusts, and (iii) to immediately retain a valuation expert to advise him as to value of the Class B Voting Stock to be eventually held by the Voting Trust.  A motion brought by Margaret Cotter and Ellen Cotter, as Co-Trustees of the Cotter Trust, to disqualify the GAL on the basis that he cannot simultaneously represent the interests of Margaret Cotter and James J. Cotter’s, Jr’s, children as the interests of those children differ, was denied by the Superior Court.   Ellen Cotter and Margaret Cotter, as Co-Trustees of the Living Trust have advised that they believe that it was the intention of their father that the Class B Voting Stock be held in the Voting Trust as long as possible and that they intend to oppose any splitting of the Voting Trust and/or sale of the Class B Voting Stock eventually to be held by the Voting Trust.

We understand from public filings made by Ellen Cotter and Margaret Cotter and public filings made by James J. Cotter, that James J. Cotter, Jr. is the first alternate trustee of the Voting Trust, in the event that Margaret Cotter is unable or unwilling to serve as trustee.

While our Company is not a party to the Trust Case, our Company has appeared in court, to protect (a) the business plan adopted by our Board of Directors and its determination that stockholder interests are best achieved by continuing with that business plan rather than selling the Company at this time and (b) in the event that the California Court were to disregard the advice of our Board and order that a controlling interest in our Company be marketed or sold,  that the interests of our Company and stockholders generally are protected in the context of any such change of control transaction.  Our Company’s participation in the Trust Case since August 2017 has been overseen by a Special Independent Committee of the Board of Directors currently comprised of directors Doug McEachern and Judy Codding.

We continue to believe that, whether or not a final determination is made to sell the voting shares, the very commencement of a process to sell a controlling interest in our Company would pose risks to our Company and our stockholders  for a variety of reasons, including the resultant potential for:  (i) distraction of management and key employees from focusing on the conduct of our business, including the implementation of our three year business strategy, (ii) incurrence of additional general and administrative costs due to the need to implement employee retention programs and to incur legal expenses of the type and at levels not typically required in the ordinary conduct of our Company’s business, (iii) interference with contractual relationships, negotiations and potential negotiations

-  25  -

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

In addition, James J. Cotter, Jr., filed a derivative action in 2015 against Ellen Cotter and Margaret Cotter and certain of our Directors, alleging a variety of misconduct on their part and, among other things, seeking the reinstatement of James J. Cotter, Jr. as president and chief executive officer of our Company, and challenging the voting by Ellen Cotter and Margaret Cotter of the shares held by the Cotter Estate.  The Nevada District Court has now dismissed on summary judgment all of Mr. Cotter, Jr.’s claims in that action, including his claims relating to the handling of the Patton Vision non-binding indications of interest.  The Nevada District Court has also entered a cost order against Mr. Cotter, Jr., in the amount of $1.55 million.  However, Mr. Cotter, Jr., has appealed those decisions so they continue as an overhang over our Company. See Notes to Consolidated Financial Statements – Note 12 – Commitments and Contingencies – Cotter Jr. Related Litigation Matters (including legal costs coverage).

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

The interests of our controlling stockholder may conflict with your interests.  As of December 31, 2019, the Cotter Estate and the Cotter Trust beneficially own 66.9% of our outstanding Class B Stock.  At the present time, according to the books of the Company, Ellen Cotter and Margaret Cotter vote (including their direct holdings of 50,000 shares and 35,100 shares respectively of the Class B Stock), Class B Stock representing 71.9% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  For as long as the Cotter Estate, the Cotter Trust and/or the Cotter Voting Trust (referred to herein collectively as the “Cotter Entities”) continue to own shares of Class B Stock representing more than 50% of the voting power of our common stock, the Cotter Entities will be able to elect all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. The Cotter Entities will also have the power to prevent or cause a change in control and could take other actions that might be desirable to the Cotter Entities but not to other stockholders.  To the extent that the Cotter Entities hold more than two-thirds of our outstanding Class B Stock, the Cotter Entities will have the power at any time, with or without cause, to remove any one or more Directors (up to and including the entire Board of Directors) by written consent taken without a meeting of the stockholders.

In addition, the Cotter Estate or the Cotter Trust and/or their respective affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 20 – Related Parties).

-  26  -

While controlling stockholders may owe certain fiduciary duties to our Company and/or minority stockholders, these duties are limited.  No assurances can be given that the Cotter Entities will not take action that, while beneficial to them and legally enforceable, would not necessarily be in the best interests of our Company and/or our stockholders generally.

We are a “Controlled Company” under applicable NASDAQ Regulations.  As permitted by those Regulations, our Board has elected to opt-out of certain corporate governance rules applicable to non-controlled companies.  Generally speaking, the NASDAQ requires listed companies to meet certain minimum corporate governance provisions.  However, a “Controlled Company”, such as we, may elect not to be governed by certain of these provisions.  Our Board of Directors has elected to exempt our Company from requirements that (i) at least a majority of our Directors be independent and (ii) nominees to our Board of Directors be nominated by a committee comprised entirely of independent Directors or by a majority of our Company’s independent Directors.  Notwithstanding the determination by our Board of Directors to opt-out of these NASDAQ requirements, we believe that a majority of our Board of Directors is nevertheless currently comprised of independent Directors.  As a practical matter, subject to their fiduciary duties, Ellen Cotter and Margaret Cotter control the composition of our Board of Directors.

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

If our company suffers cybersecurity attacks, data security challenges or privacy incidents that result in security breaches, we could suffer a loss of sales, additional liability, reputational harm or other adverse consequences.  The effective operation of our international businesses depends on our network infrastructure, computer systems, physical, virtual and/or cloud based, and software. Our information technology systems collect and process information provided by customers, employees and vendors.  In addition, third-party vendors’ systems process ticketing for our theaters.  These various information technology systems and the data stored within them are subject to penetration by cyber attackers.  We utilize industry accepted security protocols to securely maintain and protect proprietary and confidential information. However, in spite of our best efforts, our information systems may fail to operate for a variety of technological or human reasons.  An interruption or failure of our information technology systems and of those maintained by our third-party providers could adversely affect our business, liquidity or results of operations and result in increases in reputational risk, litigation or penalties.  Furthermore, any such occurrence, if significant could require us to expend resources to remediate and upgrade information technology systems.  Since 2015, we have annually procured cybersecurity insurance to protect against cybersecurity risks; however, we cannot provide any assurance regarding the adequacy of such insurance coverage.

Item 1B – Unresolved Staff Comments

None.

-  27  -

Item 2 – Properties

EXECUTIVE AND ADMINISTRATIVE OFFICES

Since February 2017, our executive headquarters has been in a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard, Suite 300, Culver City, California 90230, which we had purchased on April 11, 2016.  We are currently using approximately 50% of the leasable area for our headquarters’ offices and anticipate leasing the remainder of the space to an unaffiliated third-party tenant.

We own an 8,500 square foot office building in Melbourne, Australia, approximately 5,000 square feet of which serve as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We maintain our accounting personnel and certain IT and operational personnel in approximately 5,400 square feet of office spaces located in our Courtenay Central ETC in Wellington, New Zealand, however due to the ongoing temporary closure of Courtenay Central, we have leased temporary premises (about half a mile away) with 3,900 square feet on acceptable commercial terms to cover the period of closure.  We also occupy approximately 3,500 square feet at our Village East leasehold property in New York for administrative purposes.

ENTERTAINMENT PROPERTIES

Entertainment Use Leasehold Interests

As of December 31, 2019, we lease approximately 1,812,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	962,000	2022 – 2052
Australia	659,000	2022 – 2049
New Zealand	191,000	2023 – 2040

REAL ESTATE INTERESTS

Fee Interests

In Australia, as of December 31, 2019, we owned approximately 1,356,000 square feet of land at seven locations.  Most of this land is located in the states of Queensland, New South Wales, and Western Australia.  Of these fee interests, approximately 208,000 square feet are currently improved with cinemas.  We also own an approximately 23,000 square foot parcel currently improved with an approximately 22,000 square foot office building that we intend to integrate with and into our Newmarket Village ETC and that, accordingly, is not included in the above table. In 2018, we acquired a building of 16,830 square feet which is bordered on three sides by our Auburn ETC for $3.5 million (AU$ 4.5 million).  This building has a lease in place, which expires in July 2022, after which we intend to integrate the property into our ETC.

In New Zealand, as of December 31, 2019, we owned approximately 3,370,000 square feet of land at six locations. The foregoing includes our Courtenay Central ETC in Wellington, the development land adjacent to our Courtenay Central ETC, the 70.4-acre Manukau/Wiri site, and the fee interests underlying four cinemas in New Zealand, which properties include approximately 6,000 square feet of ancillary retail space.

In the United States, as of December 31, 2019, we owned approximately 139,000 square feet of improved real estate comprised of three live theatre buildings, which include approximately 11,000 square feet of leasable space, the fee interest in the 44 Union Square property (currently being redeveloped), the fee interest in our U.S. headquarters in Culver City, California, and the fee interest in our Cinemas 1,2,3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest). We have a fee interest in 202-acres of developable land in Coachella, California (through a limited liability company [Shadow View Land and Farming, LLC] in which we have a 50% managing member interest), which is zoned for residential and mixed-use purposes.  We also own various properties relating to our historic railroad business, including the Reading Viaduct in central Philadelphia.

-  28  -

Live Theatres

Included among our real estate holdings are three Off-Broadway style live theatres, operated through our Liberty Theatres subsidiary. We license theatre auditoriums to the producers of Off-Broadway theatrical productions and provide various box office and food & beverage services. The terms of our licenses are, naturally, principally dependent upon the commercial success of our tenants. While we attempt to choose productions that we believe will be successful, we have no control over the production itself.  At the current time, we have two single-auditorium theatres in Manhattan:

•	the Minetta Lane (399 seats); and
•	the Orpheum (347 seats).

We also own a four-auditorium theatre complex, the Royal George Theatre in Chicago (Mainstage 452 seats, Cabaret 199 seats, The Great Room 100 seats, and The Gallery 60 seats), which has ancillary retail, office space, and parking.

Liberty Theatres is primarily in the business of licensing theatre space. However, we may from time to time participate as an investor in a play, which can help facilitate the exhibition of the play at one of our theatres, and do from time to time rent space on a basis that allows us to share in a production’s revenue or profits.  Predominantly, rental revenue, expense, and profits are reported as part of the real estate segment of our business.

Joint Venture Interests

Real estate joint ventures comprise of a 75% managing member interest in the limited liability company that owns our Cinemas 1,2,3 property and a 50% managing member interest in Shadow View Land & Farming, LLC, which owns an approximately 202-acre property in Coachella, California that is currently zoned for residential and mixed use.

-  29  -

OPERATING PROPERTY

As of December 31, 2019, we own fee interests on approximately 844,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1 Cinemas 1,2,3(4)	0 / 24,000	n/a	$24,258	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2 Culver City Headquarters	24,000 / 0	0%	12,475	Real Estate	5995 Sepulveda Boulevard, Culver City, CA
	including a 72-space parking structure
3 Minetta Lane Theatre	0 / 9,000	n/a	2,390	Real Estate	18 Minetta Lane, Manhattan, NY
4 Orpheum Theatre	1,000 / 5,000	0%	1,469	Real Estate	126 2nd Avenue, Manhattan, NY
5 Royal George	15,000 / 23,000	35%	2,159	Real Estate	1633-41 N. Halsted Street, Chicago, IL
	plus a 55-space parking structure
Australia
1 Newmarket Village	102,000 / 42,000	98%	46,072	Cinema Exhibition /	400 Newmarket Road, Newmarket, QLD
	plus 588 parking spaces			Real Estate
2 Newmarket Office	22,000 / 0	96%	5,538	Real Estate	16-20 Edmondstone Street, Newmarket, QLD
3 Auburn	92,000 / 57,000	86%	26,087	Cinema Exhibition /	99 Parramatta Road, Auburn, NSW
	plus 721 parking spaces			Real Estate
4 Cannon Park(5)	105,000 / 28,000	86%	21,026	Cinema Exhibition / Real Estate	High Range Drive, Thuringowa, QLD
5 Belmont	15,000 / 45,000	93%	5,852	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
6 York Street HQ Office	9,000 / 0	39%	1,820	Real Estate	98 York Street, South Melbourne, VIC
7 Maitland Cinema	0 / 22,000	n/a	916	Cinema Exhibition	9/1A Ken Tubman Drive, Maitland, NSW
8 Bundaberg Cinema	0 / 14,000	n/a	1,098	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1 Courtenay Central(6)	43,000 / 59,000	11%	11,859	Cinema Exhibition /	100 Courtenay Place, Wellington
Plus, an additional 37,000 feet of land currently used as on-grade car parking where our multi-story car park once stood.				Real Estate	24 Tory Street, Wellington (Parking)
2 Dunedin Cinema	0 / 25,000	n/a	5,875	Cinema Exhibition	33 The Octagon, Dunedin
3 Napier Cinema	6,000 / 18,000	100%	1,831	Cinema Exhibition	154 Station Street, Napier
4 Invercargill Cinema	0 / 20,000	n/a	1,449	Cinema Exhibition	29 Dee Street, Invercargill
5 Rotorua Cinema	0 / 19,000	n/a	1,630	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(7)			$173,804

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
(3)

Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2019 (net of any impairments recorded).

(4)

Owned by a limited liability company in which we hold a 75% managing member interest.  The remaining 25% is owned by Sutton Hill Capital, LLC (“SHC”), a company owned in equal parts by the Cotter Estate or the Cotter Trust and a third party.

(5)	Our Cannon Park City and Discount Centers are operated as a single ETC.
(6)

Our Courtenay Central parking structure has been demolished due to damage suffered as a result of an earthquake on November 14, 2016.  For further information on the on-going development projects of these properties, refer to succeeding section "Investment and Development Property."

(7)

This schedule does not include (i) our leasehold assets on cinemas under leased-facility model, (ii) those portions of the owned assets that are not income-producing or purely used for administrative purposes, and (iii) our assets on our legacy business principally in Pennsylvania.

-  30  -

LONG-TERM LEASEHOLD OPERATING PROPERTY

In certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of December 31, 2019, we had approximately 90,000 square feet of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
Manville	0 / 46,000	n/a	11,424
In Australia
Waurn Ponds	6,000 / 38,000	100%	11,304
TOTAL			$22,728

(1)

Rental square footage refers to the amount of area available to be rented to third parties. A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage.

(2)	Represents the percentage of rental square footage currently leased to third parties.
(3)	Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2019 (net of any impairments recorded).

INVESTMENT AND DEVELOPMENT PROPERTY

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land.  In addition, we are currently executing, or still pursuing to execute, our redevelopment plans on several of our existing developed properties to take them to their highest and best use. The following table summarizes our investment and development projects as of December 31, 2019:

Property(1)	Acreage	Net Book Value(2) (US Dollars in thousands)	Status
United States
44 Union Square	0.3	$88,725	The construction phase of this redevelopment project is substantially complete. We are now in the lease-up phase.
Coachella, CA	202.4	4,351

We hold this property for potential long-term development.  During 2018, we cleared and secured the property.  The property is zoned for residential and mixed-use purposes.  We have no immediate plans for further development work on this site at this time.

Australia
1 Auburn Redyard, Sydney, New South Wales	2.6	1,425

We continue our expansion of this center.  During 2018, we acquired a 20,882 square foot infill property, improved with a 16,830 square foot office building rented to Telstra through July 2022.  This acquisition has increased the square footage of the center to approximately 519,358 square feet and the rentable area to approximately 91,580 square feet.  The property includes approximately 118,000 square feet of developable land.  The net book value referenced for this property refers only to the above 118,000 square feet of developable land.

New Zealand
Manukau, Auckland	64.0-acres zoned light industrial use and 6.4-acres zoned heavy industrial use	12,143

Our property in Manukau (approximately 64.0-acres) is primarily zoned for light industrial uses.  The remainder of this property (6.4-acres) is zoned for heavy industrial use.  In 2019, we continued to work with adjoining landholders to jointly advance the construction of necessary infrastructure improvements.  We estimate that our property will support approximately 1.6 million square feet of improvements.

Courtenay Central, Wellington	0.9	7,380

Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at our Tory Street site, and in January 2019, unrelated seismic issues have caused us to close major portions of the existing cinema and retail structure while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component, including the undeveloped adjacent Wakefield Street site.

TOTAL		$114,024

(1)	A number of our real estate holdings include additional land held for development. In addition, we have acquired certain parcels for future development.
(2)

Refers to the recorded values of our non-operating and currently in-development stage properties, which are comprised of land, building, development costs and capitalized interest, and presented as “Investment and Development Property” in our Consolidated Balance Sheet as of December 31, 2019.  Not included in this number is the book value of those portions of such properties which have already been developed.  For example, in the case of our Auburn Redyard shopping center, only the 118,000 square feet of developable land (out of the total 519,358 square feet of land comprising the entire center) is included in this calculation.

-  31  -

Some of our income operating properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Note 10 – Borrowings to our 2019 consolidated financial statements.

OTHER PROPERTY INTERESTS AND INVESTMENTS

We own the fee interests in various parcels related to our historic railroad operations, currently comprised of 197-acres principally in Pennsylvania. These acres consist primarily of vacant land. With the exception of certain properties located in Philadelphia (including the raised railroad bed near Center City, known as the Reading Viaduct), the properties are principally located in rural areas of Pennsylvania. These properties are unencumbered by any debt.

Item 3 – Legal Proceedings

The information required under Part I, Item 3 – Legal Proceedings is incorporated by reference to the information contained in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 – Financial Statements and Supplementary Data on this Annual Report on Form 10-K.

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

As of December 31, 2019, the approximate number of common stockholders of record was 403 for Class A Stock and 53, for Class B Stock. On March 13, 2020, the closing prices per share of our Class A Stock and Class B Stock were $5.96 and $16.00, respectively.

We have never declared a cash dividend on either class of our common stock, and we have no current plans to declare a dividend.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the caption: Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

-  32  -

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s common stock for the five-year period ended December 31, 2019 against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five-years ended December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in our common stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Reading underperformed compared to the market due to a weaker slate of film from arthouse/specialty distributors in the U.S., a weakening foreign currency exchange rate, and a decrease in admissions revenue in all three circuits.

-  33  -

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On March 2, 2017 our Board of Directors authorized a stock repurchase program to spend up to an aggregate of $25.0 million to repurchase shares of the Company’s Class A Non-Voting Common Stock.  On March 14, 2019, the Board of Directors extended our Company's stock repurchase program for two years, through March 2, 2021.  On March 10, 2020, the Board increased the authorized amount by $25.0 million and extended it to March 2, 2022. At the present time, the repurchase program authorization is at $26.0 million.  Below is a summary of shares repurchased during the fourth quarter of 2019 Refer to Note 14 - Share-Based Compensation and Share Repurchase Plans in the 2019 Consolidated Financial Statements for further details.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Repurchase Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Repurchase Program
October 2019	—	—	—	$4,851,836
November 2019	34,255	$10.86	34,255	$4,479,734
December 2019	267,783	$10.52	267,783	$1,661,972
Total	302,038	$10.56	302,038	$1,661,972

-  34  -

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company. This information is derived in part from, and should be read in conjunction with, our consolidated financial statements included in Item 8 of this 2019, and the related notes to the consolidated financial statements.

($ in thousands, except per share data)	2019	2018(3)	2017(2)		2016(2)	2015(2)
Statement of operations
Revenue	$276,768	$308,931	$279,556		$270,866	$257,865
Operating income (loss)(1)	9,123	23,624	20,383		20,704	23,696
Net income (loss) attributable to RDI	(26,429)	14,034	30,865		9,678	23,110
Per common share
Net income (loss) attributed to RDI
Basic earnings (loss) per share	$(1.17)	$0.61	$1.34		$0.42	$0.99
Diluted earnings (loss) per share	(1.17)	0.60	1.33		0.41	0.98
Balance sheet
Total assets	$674,989	$439,237	$423,490		$406,041	$372,198
Current debt	37,380	30,393	8,109		567	15,000
Non-current debt	171,838	136,650	126,392		147,968	115,941
Total debt (gross of deferred financing costs)	209,218	167,043	134,501		148,535	130,941
Working capital (deficit)(4)	(84,138)	(56,047)	(47,294)		6,655	(35,581)
Stockholders’ equity	139,616	179,979	181,382		146,890	138,951
Statement of cash flows
Cash provided by / (used in):
Operating activities	$24,607	$32,644	$23,851		$30,188	$28,574
Investing activities	(51,929)	(64,855)	(6,786)		(42,861)	(29,710)
Financing activities	26,008	33,210	(22,055)		11,246	(27,961)
Other Information
EBIT	$10,312	$24,169	$40,352		$20,598	$35,562
EBITDA	$33,059	$46,444	$57,294	(1)	$36,287	$50,124
Debt to EBITDA Ratio	6.33	3.60	2.35		4.09	2.61
Capital expenditure (including acquisitions)	$47,722	$56,827	$76,708		$49,166	$53,119

Shares outstanding	21,718,140	22,920,634	22,931,881		23,178,307	23,334,892
Weighted average - basic	22,631,754	22,991,277	23,041,190		23,320,048	23,293,696
Weighted average - diluted	22,784,122	23,208,991	23,247,969		23,521,157	23,495,618
Number of employees at 12/31	2,988	2,944	2,585		2,793	2,712

(1)	2017 includes gain on sale of assets amounting to $9.4 million and casualty loss recovery of $9.2 million. 2015 includes gain on sale of assets amounting to $11.0 million.
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

(3)

See Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statements Correction of Immaterial Errors of the 2019 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

(4)

Typically, our working capital (deficit) is negative as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

Both EBIT and EBITDA are non-U.S. GAAP measures and are presented for informational purposes. They should not be construed as an alternative to net earnings (loss), as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with U.S. GAAP).  These measures should be reviewed in conjunction with the relevant U.S. GAAP financial measures.  EBIT and EBITDA as we have calculated them may not be comparable to similarly titled measures reported by other companies.

EBIT presented above represents net income (loss) adjusted for interest expense (net of interest income), income tax expense and an adjustment of interest expense for discontinued operations, if any. EBIT is useful in evaluating our operating results for the following reasons:

•

EBIT removes the impact of the varying tax rates and tax regimes in the jurisdictions where we operate and the impact of tax timing differences that may vary from time to time and from jurisdiction-to-jurisdiction

•	EBIT removes the impact from our effective tax rate of factors not directly related to our business operations.
•	EBIT removes the impact of our historically significant net loss carry-forwards.

-  35  -

•	EBIT allows a better performance comparison between RDI and other companies. For example, it allows us to compare ourselves with other companies that may have more or less debt than we do.

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

•	EBITDA is a measure used by financial institutions to determine the credit rating of companies in cinema exhibition and real estate industries.

Reconciliation of EBIT and EBITDA to net income is presented below:

($ in thousands)	2019	2018	2017	2016	2015
Net income (loss) attributable to RDI	$(26,429)	$14,034	$30,865	$9,678	$23,110
Add: Interest expense, net	7,904	6,837	6,194	6,782	7,304
Add: Income tax (benefit) expense	28,837	3,298	3,293	4,138	5,148
EBIT	$10,312	$24,169	$40,352	$20,598	$35,562
Add: Depreciation and amortization	22,747	22,275	16,942	15,689	14,562
EBITDA	$33,059	$46,444	$57,294	$36,287	$50,124

-  36  -

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward-Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2019 Form 10-K.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema exhibition, through our 60 multiplex cinemas.
•	Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

We believe that these two business segments complement one another, as we can use the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business.

We operate our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas.
•	in Australia, under the Reading Cinemas, State Cinema, and the unconsolidated joint venture Event Cinemas.
•	in New Zealand, under the Reading Cinemas, and the unconsolidated joint ventures Rialto Cinemas.

Our Business Strategy: Applying a Synergistic Approach

We believe the cinema exhibition business to be one that will likely continue to generate fairly consistent cash flows in the years ahead, even in a recessionary or inflationary environment. This is based on our belief that people will continue to spend a reasonable portion of their entertainment dollars on entertainment outside of the home and that, when compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option. We believe that the advent of an array of streaming and mobile video services is more of a threat to the delivery of traditional in-home forms of entertainment (such as traditional cable and satellite providers) than it is to the exhibition industry.  We believe that historically, our industry has benefited as the amount of quality product available for exhibition has increased. In the current situation, the amount of product coming to consumers is in some ways overwhelming. We believe that this means that cinema exhibition is going to be an increasingly important way for content providers to establish an identity for their product that will carry over into the streaming and mobile video market and aid consumers in their programming choices. We believe that our cinemas will be critical to provide the “Grand Opening” needed for product providers attempting to compete in the streaming market. This being the case, we likewise believe that the entire cinema-going experience needs to be special to provide this “Grand Opening” feel. Acting on that belief, we have focused in recent periods on the upgrading of our cinemas to feature luxury lounge seating, state-of-the-art sound, large format screens, and enhanced food and beverage. We have invested in technology to make our reservation system more user friendly and to encourage customer loyalty.

We believe the cinema exhibition business to be a well-established business with most markets either adequately screened or over-screened and we see growth in our cinema exhibition business coming principally from (i) the enhancement of our existing cinemas (for example, by the addition of luxury recliner seating and expanding our food and beverage program), (ii) the development in select markets of specialty cinemas and where applicable, new cinemas in underserved markets, and (iii) the opportunistic acquisition of already existing cinemas. From time to time, we might invest in the securities of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses. We continue to focus on the development and redevelopment of our existing assets (particularly our real estate assets in (i) New York, (ii) Brisbane and Sydney in Australia, and (iii) Wellington, New Zealand, and our Angelika Film Center chain), as well as to continue to be

-  37  -

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

Key Performance Indicators

Two key performance indicators utilized by management are EBITDA and Food and Beverage SPP.

In Item 6 – Selected Financial Data, we discuss EBITDA (and EBIT) and explain in detail how it can be read in conjunction with other GAAP measurements.

Another key performance indicator that we analyze is SPP.  SPP is food and beverage spend per patron.  One of our strategic priorities is upgrading the food and beverage menu at a number of our U.S. cinemas.  We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our food and beverage operations. While ultimately, the profitability of our food and beverage operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis.  We provide certain SPP data in our Cinema Exhibition operating results discussion below.

Industry Outlook

At the time of the filing of this Annual Report on Form 10-K, the developing coronavirus outbreak has reached the United States, Australia and New Zealand and could cause patrons to avoid our cinemas and retail centers and, in the United States, our live theatres or other public places where large crowds are in attendance.  Outbreaks of the coronavirus have caused cinemas, retail businesses and other public assembly venues to close in certain parts of the world.  As the coronavirus spreads in the United States, Australia, and New Zealand, the Company may elect on a voluntary basis to close some of our cinemas or portions of our cinemas, or governmental officials may order such closures.  For example, New York has ordered theaters closed indefinitely starting March 17, 2020.    Certain major studios have announced the delayed release of major motion pictures to later in the year.  At a minimum, the delayed releases of major motion pictures will push revenues into later quarters, will potentially reduce our full year revenues and may accelerate the Company’s decisions to consider reduction of operational levels at our cinemas.  In addition, we expect that the spread of the coronavirus may adversely impact the retail businesses of our tenants which, in turn, would likely result in an increase in the number of tenant defaults under their respective lease agreement and/or requests for rent reduction or rent abatement

These outbreaks are at an early stage in the United States, Australia, and New Zealand, but we could experience material adverse impacts on our cinema exhibition and real estate businesses for the duration of any such outbreaks.

Cinema Exhibition

Along with most of our industry, we have completed the conversion of all of our U.S., Australia, and New Zealand cinema operations to digital exhibition.  We believe that a substantial part of this cost of conversion has been or will be recovered by the receipt of “virtual print fees” paid by film distributors for the use of such digital projection equipment.

The in-home and mobile segment of the entertainment industry has experienced significant leaps in recent years in both the quality and affordability of in-home entertainment systems and in the accessibility to and quality of entertainment programming through alternative film distribution channels, such as network, cable, satellite, internet distribution channels, and Blu-ray/DVD. The success of these alternative distribution channels puts additional pressure on film distributors to reduce and/or eliminate the length of time between theatrical and secondary release dates. These are issues common to both our U.S. and international cinema operations.  However, the sheer quantity of programing now being offered and the multiplicity of channels through which it is being offered has increased the importance of product branding.  We believe that the in-theater movie experience will become increasingly important as a way to brand and promote programming to be distributed through these alternative channels.  However, we further believe that to serve this function, the in-theater experience has to be truly special.  Accordingly, over the past three years, we have invested heavily in upgrading our cinemas with luxury recliner seating, large format screens, state-of-the-art sound and enhanced food and beverage service.

Also, while MoviePass ultimately went bankrupt, the MoviePass experiment has led to the adoption of various discount and loyalty programs in our industry.  To meet this, we too have adopted a variety of discount programs as the industry sorts itself out in this regard.

-  38  -

Below is a summary discussion of the competitive aspects of our two cinema exhibition markets:

•

North America: We face strong competition in North America as distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independent exhibitors such as ourselves. This competitive disadvantage has increased significantly in recent periods, with the development of mega-circuits such as AMC, Cineworld (the recent owners of Regal), and Cinemark who are able to offer distributors access to screens on a truly nationwide basis, or, on the other hand, to limit access if their desires with respect to film supply are not satisfied.

In 2017, AMC completed its acquisition of Carmike Cinemas, making AMC the largest circuit in the U.S. and when considered with its parent, Dalian Wanda, the largest exhibitor in the world. Cineworld, a major European cinema circuit operator, acquired Regal in 2018 and announced at the end of 2019 its plans to acquire Canada’s Cineplex. The restructuring and consolidation undertaken in the industry is decreasing the number of exhibitors in the market, and the emergence of increasingly attractive in-home and mobile entertainment alternatives and the continued growth of in-home and mobile viewing options is resulting in pressure for shortened release windows and a quicker release to other competitive distribution channels such as cable and streaming video.

•

Australia/New Zealand: The cinema exhibition industry in Australia and New Zealand is highly concentrated in that Event Cinemas, Village, and Hoyts (the “Major Exhibitors”) control approximately 72% of the cinema box office in Australia, while Event Cinemas and Hoyts control approximately 56% of New Zealand’s cinema box office. The industry is also somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. In addition, the Major Exhibitors have built a number of new multiplexes as joint venture partners or under shared facility arrangements and have historically not engaged in head-to-head competition.

Real Estate

A summary discussion of our view as to the competitive aspects of the markets where we own real estate properties is as follows:

•

North America: We believe that U.S. retail real estate owners will continue to reuse the space vacated by anchor retailers to offer a variety of entertainment options and ultimately enhance the customer experience. Online marketplaces will offer a platform to brands, designers, and artists to find physical retail space for a short duration. This will likely spur a broader subleasing phenomenon. Subleasing will likely be bigger than leasing, however, physical stores will remain, although their form and functionality will continue to evolve. Credit availability may be a concern going forward, due to, among other things, the continued low Commercial Mortgage-Backed Securities (CMBS) issuances and banks tightening the lending standards across all commercial real estate loan categories due to increased federal scrutiny.

Demand for office space is likely to reduce as corporations adapt to employees’ “live, work, and play” behavior and leverage technology to automate tasks. The leasing of large office spaces and subleasing them on demand for a wide variety of short-term rentals, ranging from day offices, hourly use of office space or meeting rooms, to virtual offices and other uses, continues to be a growing trend. In essence, office space demand will tilt in favor of open, flexible, co-sharing spaces and the per-employee office space requirement is likely to shrink, as there will be a higher demand for dynamically configurable spaces.

Our U.S. business plan is aligned with these real estate trends – to expand our U.S. cinema offering, offer premium retail locations, and versatile office product.

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

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below:

Cinema Exhibition

Our cinema revenue consists primarily of admissions, food and beverage, advertising, and theater rentals.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market.  For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2019 Form 10-K.

-  39  -

While our capital projects in recent years have been focused on growing our real estate segment, we have also maintained our focus on improving and enhancing our cinema exhibition portfolio, as discussed below:

Cinema Additions and Enhancements

Here are the additions to our cinema portfolio in 2018 and 2019

•

Launched our first dine-in concept “Spotlight” in the United States: On March 30, 2018 we finished the conversion of one wing (six auditoriums) at our Reading Cinemas in Murrieta, California (Cal Oaks) to our dine-in concept brand, “Spotlight.”

•

Acquisition of a well-established Cinema in Devonport, Tasmania, Australia: On January 30, 2019, we purchased the tenant’s interest and other operating assets of a well-established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million (AU$1.95 million). We commenced trading from this new cinema site on January 30, 2019.

•

Leased a Cinema space in Lower Hutt, adjacent to Wellington, New Zealand: To mitigate the ongoing temporary closure of Reading Cinemas at Courtenay Central, we opened a three-screen cinema that trades as The Hutt Pop Up by Reading Cinemas in late June 2019.

•

Acquisition of a Dynamic Art Cinema in Hobart, Tasmania, Australia: On December 5, 2019, we acquired the iconic State Cinema for $6.2 million (AU$9.0 million). This leasehold interest features 10 screens, a roof top cinema and bar, a large café, and bookstore.

•

Opened a new state-of-the-art six-screen Cinema in Melbourne, Australia: On December 6, 2019, we opened a six-screen Reading Cinemas in the Burwood Brickworks offering a TITAN LUXE with Dolby Atmos immersive sound, enhanced food and beverage offerings and full recliner seating in all auditoriums.

•

U.S. Refurbishments: In 2018 and 2019, we continued to invest in the refurbishment and enhancements of our existing cinemas, as contemplated by our strategic plan. During this period, six locations had significant refurbishment work performed: our Cal Oaks and Rohnert Park locations in California, our Pearlridge, Mililani and Kahala (work commenced in late 2019) locations in Hawaii, and our Manville location in New Jersey. Also, during this period, we converted (or are in the process of converting), 20 of our 238 U.S. auditoriums to luxury recliner seating.

•

AU and NZ Refurbishments: In 2018 and 2019, we improved 14 theaters: Charlestown, Elizabeth, Auburn, Chirnside Park, Dandenong, Harbour Town, Maitland, Rhodes, Waurn Ponds, West Lakes, Courtenay Central, Napier, Rotorua, and The Palms.

Upgrades to our Film Exhibition Technology and Theater Amenities

As discussed previously, we continue to focus on areas of the well-established cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  In order to meet our changing role in the entertainment industry, we have invested both in (i) the upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges and bar service) and luxury recliner seating.  As of December 31, 2019, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	60	498
IMAX	1	1
TITAN XC and LUXE	24	29
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	14	33
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	15	n/a
Premium Seating (recliner seating features)	26	161
Liquor Licenses (Selling)(5)	33	n/a

(1)

Gold Lounge:  This is our "First Class Full Dine-in Service" in our Australian and New Zealand cinemas, which includes an upgraded F&B menu (with alcoholic beverages), luxury recliner seating features (intimate 25-50 seat cinemas) and waiter service.

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

(5)

Liquor Licenses: Licenses are applicable at each cinema location, rather than each theater auditorium.  For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages. As of December 31, 2019, we have seven pending applications for additional liquor licenses in the U.S.

-  40  -

Plans for 2020 and Our Cinema Pipeline

We currently plan to upgrade or begin the upgrade of various cinemas in the U.S., Australia, and New Zealand in 2020.    We expect to defer some of such upgrades into later periods based on our evaluation of, among other things, the impact of the coronavirus outbreak, a strategic approach to targeted capital expenditures, and the evaluation of our liquidity position at particular times.

By the end of 2022, we anticipate adding an additional four theaters, totaling 25 screens,  to our Australian cinema circuit pursuant to agreements currently in place.

Our focus with respect to new cinemas includes state-of-the-art projection and sound, luxury recliner seating, enhanced F&B (typically including alcohol service) and typically at least one major TITAN type presentation screen.  Our focus is on providing best in class services and amenities that will differentiate us from in-home and mobile viewing options.  We believe that a night at the movies should be a special and premium experience and, indeed, that it must be in order to compete with the variety of options being offered to consumers through other platforms.

During 2020, we will also be focusing on the rollout and enhancement of our proprietary online ticketing capabilities and social media interfaces.    These are intended to enhance the convenience of our offerings and to promote customer affinity with the experience and product that we are offering.

Cinema Closures

In January 2019, we temporarily closed, which is currently ongoing, our Courtenay Central cinema in Wellington, New Zealand, due to seismic concerns pending redevelopment and seismic upgrading of that facility.

During the second quarter of 2019, the Company’s management agreement for the operation of the 86th Street Cinema in New York City terminated due to the expiration of the underlying lease.    Additionally, during the third quarter of 2019, the leases underlying our historically profitable Paris Theatre and Beekman Theatre in New York City all expired. We were unable to obtain extensions or new leases on commercially reasonable terms.

In December 2019, we temporarily closed our Consolidated Kahala theatre in Hawaii for refurbishment and expect to reopen by the end of the second quarter of 2020.  When reopened, the theatre will feature recliner seating throughout along with a state-of-the-art kitchen and an elevated F&B menu.

Some of our theaters have encountered new competition, and we believe that others will benefit from planned refurbishment and upgrading, therefore, several of our leased theaters will be slated for temporary closure for some period of time this coming year.

Real Estate

As of December 31, 2019, our operating properties consisted of the following:

•	our Newmarket, Queensland ETC, our Belmont, Western Australia ETC, our Auburn Redyard, New South Wales ETC, our Townsville, Queensland ETC, and our Courtenay Central, Wellington, New Zealand ETC;
•

two single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theatre complex (including the accompanying ancillary retail and commercial tenants) in Chicago (The Royal George);

•	our worldwide headquarters’ building in Culver City, California and our Australia corporate office building in Melbourne, Australia; and,
•	the ancillary retail and commercial tenants at some of our non-ETC cinema properties.

In addition, we have various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States including properties used in our legacy activities.

-  41  -

Our key real estate transactions over the past three years ended December 31, 2019 were as follows:

Strategic Acquisitions

•

Purchase of Land in Townsville, Australia – On June 13, 2018, we acquired a 163,000 square foot parcel at our Cannon Park ETC, in connection with the restructuring of our relationship with the adjacent landowner.  Prior to the restructuring, this parcel was commonly owned by us and the adjoining landowner. In the restructuring, the adjoining landowner conveyed to us its interest in the parcel for AU$1. We granted the adjoining landowner certain access rights.

•

Purchase of Property in Auburn, Australia –  On June 29, 2018, we added 20,870 square feet of land, improved with a 16,830 square foot office building, to our Auburn Redyard ETC.  The property was acquired at auction for $3.5 million (AU$4.5 million) and is bordered by our existing ETC on three sides. The property is leased to Telstra through July 2022.  This lease will allow us time to plan for the efficient integration of the property into our ETC.  With this acquisition, Auburn Redyard now represents approximately 519,358 square feet of land, with approximately 1,641 feet of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

•

Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13-year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It is now anticipated that the transaction will close on or about May 31, 2021.  The exercise of this option clears the way for our renovation of this cinema.

On March 12, 2020, we amended the original agreement to (i) extend the term of the lease to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at the request of Sutton Hill Capital L.L.C. (“SHC”), in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us.  That put right had previously expired on December 4, 2019.  We are advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right.  We believe that the reinstatement and extension of this put right is immaterial to our Company, since we have in fact already exercised our option, are in fact under contract with SHC to acquire SHC’s interest in the Village East Cinema and have every intention of completing that acquisition.

As the transaction is a related party transaction, it was reviewed and approved by our Board’s Audit and Conflicts Committee and supported by a third-party valuation, which showed substantial value in the option and, upon closing, will result in an annual rent savings of $590,000.

Opportunistic Sales

•

Sale of Landholding in Burwood, Australia – On December 14, 2017, we received the final payment for Burwood of $28.1 million (AU$36.6 million), on June 19, 2017 we received $16.6 million (AU$21.8 million) as a partial payment and on May 23, 2014 we received $5.9 million (AU$6.5 million) as the initial deposit.

Value-creating Opportunities

We are engaged in several real estate development projects intended to make sure that we put our assets to their highest and best use.

United States:

•

44 Union Square Redevelopment (Manhattan, U.S.) – Historically known as Tammany Hall, this building with approximately 73,113 square feet of net rentable area overlooking Manhattan’s Union Square, is now substantially complete and in the lease-up phase of its redevelopment.  This building, with its first in the city dome, brings the future to New York’s fabled past, was awarded in 2017 the AIA QUAD Design Honor Award, and the Architizer A+ Awards, Typology Winner, Commercial Award.  It is one of a very limited number of locations in Manhattan that provides a major tenant with a “brandable” site, and the only such location on Union Square.

•

Minetta Lane Theatre (Manhattan, U.S.) – We have completed an initial feasibility study regarding the potential redevelopment of this property. However, at the present time, our theatre is being used by Audible, a subsidiary of Amazon, to present plays featuring a limited cast of one or two characters and special live performance engagements, which it is recording and making available to the public through the Audible streaming service. We currently anticipate that this arrangement will continue through at least March 2021. Accordingly, we are not currently pursuing these redevelopment plans.

•

Cinemas 1,2,3 Redevelopment (Manhattan, U.S.) – As previously disclosed, our endeavors to negotiate a joint development deal with our adjoining neighbors have not borne fruit. Given the closure of our two cinemas in New York City’s Upper East

-  42  -

Side, we have determined to continue to operate this location as a cinema for at least the near term. In the meantime, we are pursuing a rezoning of this property so as to allow us to continue our cinema use as a part of any such redevelopment.

Australia:

•

Expansion Project for our Newmarket Shopping Center located in an affluent suburb of Brisbane, Australia –  In December 2017, we opened our eight-screen Reading Cinema, 10,064 square feet of additional retail space and 124 parking spaces.  As of December 31, 2019, we acquired a separate parcel adjacent to our tenant Coles supermarket. This property is currently improved with an office building, which is now fully leased.  These leases have early development provisions allowing us to terminate these arrangements in connection with a redevelopment of the property.  We intend to ultimately demolish this office building and to integrate this parcel into Newmarket Village. Newmarket Village is approximately 98% leased.

New Zealand:

▪

Courtenay Central Redevelopment (Wellington, New Zealand) –  Located in the heart of Wellington – New Zealand’s capital city – this center is comprised of 161,071 square feet of land situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), across the street from the site of the new convention center being constructed to handle the demand for such space in Wellington (estimated to open its doors in 2022) and at a major public transit hub.   Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues have caused us to close major portions of the existing cinema and retail structure while we reevaluate the center for redevelopment as an entertainment themed urban center with a major food and grocery component. Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment precincts of Wellington.  In 2019, UNESCO named Wellington as a UNESCO Creative City of Film. We are currently working on a comprehensive plan for the redevelopment of this property featuring a variety of uses to compliment and build upon the “destination quality” of this location.

During the quarter ended June 30, 2017, we recorded a gain on business interruption recoveries of $1.5 million (NZ$2.1 million), presented as part of the relevant segment revenue lines in our Consolidated Statements of Operations for that quarter. While the earthquake has opened up possibilities to reconfigure our Courtenay Central property, the gains recorded during the quarter ended June 30, 2017 do not compensate for the lost time value of the delay of our development plan or the replacement cost of our parking structure.  This gain was a non-recurring item for the 2018 and 2019.

Refer to Note 21 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details on the impact of the earthquake incident.

•

Manukau/Wiri Land Rezoning  – We are working with adjoining landholders to jointly advance the construction of the necessary infrastructure improvements on our 64.0-acre property which we have successfully rezoned from agricultural to light industrial uses and the remaining 6.4-acre zoned for heavy industrial use. During 2019, we continued to work with adjoining landowners to develop budgets, layouts, and made the various resource consent filings required for the construction of anticipated infrastructure. We estimate that our property will support approximately 1.6 million square feet of improvements. We see this property as a future value realization opportunity for us. This tract is adjacent to the Auckland Airport, which is currently undergoing a major improvement and expansion project.

Corporate Matters

•

Stock Repurchase Program – Our Board of Directors approved a $25.0 million repurchase program on March 2, 2017 and on March 14, 2019, extended the program through March 2, 2021.  Under this authorization Reading may repurchase its Class A Non-Voting Common Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. The new authorization continues through March 2, 2021.  Through December 31, 2019, we have repurchased 1,717,662 shares of Class A Non-Voting Common Stock at an average price of  $13.59 per share (excluding transaction costs). Of these, 302,038 shares were purchased during the quarter ended December 31, 2019, at an average price of $10.56 per share.  On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our stock repurchase program and extended the program to March 2, 2022.  At the present time, the repurchase program authorization is at $26.0 million.

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

-  43  -

In March 2019, we amended our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) from a facility comprised of (i) a AU$66.5 million loan facility with an interest rate of 0.95% above the Bank Bill Swap Bid Rate (“BBSY”) and a maturity date of June 30, 2019 and (ii) a bank guarantee of AU$5.0 million at a rate of 1.90% per annum into (i)  a AU$120.0 million Corporate Loan facility at a rate of 0.85% - 1.3% above BBSY, depending on certain ratios, with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Such debt modifications of this particular term loan were not considered to be substantial under U.S. GAAP.

On December 20, 2018, we restructured our Westpac Corporate Credit Facilities. The maturity of the 1st tranche (general/non-construction credit line) was extended to December 31, 2023, with the available facility being reduced from NZ$35.0 million to NZ$32.0 million. The facility bears an interest rate of 1.75% above the Bank Bill Bid Rate on the loan balance and a 1.1% line of credit charge on the full amount of the facility.  The 2nd tranche (construction line) with a facility of NZ$18.0 million matured on December 31, 2018 and was not renewed.

On March 6, 2020, we extended our $55.0 million credit line with Bank of America to March 6, 2023.

On August 31, 2016, we secured a three-year, $20.0 million mortgage loan with Valley National Bank.  On March 13, 2020, we refinanced the loan to $25.0 million which matures on April 1, 2022 with two six-month options to extend through April 1, 2023.

For a complete list and further details of our value creation projects, see Part I, Item 2 – Properties under the heading “Investment and Development Property.”

OVERALL RESULTS OF OPERATIONS

At December 31, 2019, we leased or owned and operated 60 cinemas with 498 screens, which includes our interests in certain unconsolidated joint ventures that total three cinemas with 29 screens.  Throughout the year, we also:

•	expanded into Tasmania acquiring a four-screen cinema in Devonport in the first quarter and a ten-screen cinema (the State Cinema) in Hobart in the fourth quarter of 2019;
•	opened a three-screen pop-up in Lower Hutt located in the greater region of Wellington, New Zealand at the end of June 2019;
•

ended our management agreement related to the 86th Street Cinema in New York City due to the expiration of the underlying lease and closed our profitable Paris and Beekman theatres in New York City due to lease expirations;

•	launched our six-screen Reading Cinemas in Burwood, a suburb of Melbourne, Australia, in December 2019;
•

owned and operated five ETCs located in Newmarket Village (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn Redyard (a suburb of Sydney) and Cannon Park (in Townsville) in Australia, and Courtenay Central (in Wellington) in New Zealand;

•	owned and operated our headquarters’ office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and Melbourne, Australia;
•	owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theatres comprising six stages and ancillary retail and commercial space;
•	owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3;
•	owned our Union Square development property with approximately 73,113 square feet of net leasable area comprised of retail and office space, currently in the leasing phase;
•	held for development approximately 70.4-acres of developable industrial land located next to the Auckland Airport in New Zealand;
•

owned a 50% managing member interest in a limited liability company, which in turn owns a 202-acre property in Coachella, California that is zoned approximately 150-acres for single-family residential use (maximum 550 homes) and approximately 50-acres for high density mixed use in the U.S., that is held for development, and;

•	owned 197-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

Our Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During the current year, compared to the prior year, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 7.0% and 4.9%, respectively.

-  44  -

The following table sets forth the overall results of operations for the three years ended December 31, 2019:

							% Change - Favorable/ (Unfavorable)
(Dollars in thousands)	2019	% of Revenue	2018(1)	% of Revenue	2017(1)	% of Revenue	2019 vs. 2018	2018 vs. 2017
SEGMENT RESULTS
Cinema exhibition operating income (loss)	$23,329	8%	$38,867	13%	$32,647	12%	(40)%	19%
Real estate operating income (loss)	5,141	2%	6,438	2%	8,156	3%	(20)%	(21)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(414)	—%	(394)	—%	(473)	—%	(5)%	17%
General and administrative expense	(18,933)	(7)%	(21,287)	(7)%	(19,947)	(7)%	11%	(7)%
Interest expense, net	(7,904)	(3)%	(6,837)	(2)%	(6,194)	(2)%	(16)%	(10)%
Equity earnings of unconsolidated joint ventures	792	—%	974	—%	815	—%	(19)%	20%
Gain (loss) on sale of assets	(2)	—%	(41)	(0)%	9,360	3%	95%	100%
Casualty gain (loss)	—	—%	—	—%	9,217	3%	-%	100%
Other income (expense)	325	—%	(256)	—%	588	—%	>100%	(>100)%
Income (loss) before income taxes	2,334	1%	17,464	6%	34,169	12%	(87)%	(49)%
Income tax benefit (expense)	(28,837)	(10)%	(3,298)	(1)%	(3,293)	(1)%	(>100)%	-%
Net income (loss)	(26,503)	(10)%	14,166	5%	30,876	11%	(>100)%	(54)%
Less: Net income (loss) attributable to noncontrolling interests	(74)	—%	132	—%	11	—%	(>100)%	>100%
Net income (loss) attributable to RDI common stockholders	$(26,429)	(10)%	$14,034	5%	$30,865	11%	(>100)%	(55)%
Basic earnings (loss) per share	$(1.17)		$0.61		$0.42		(>100)%	45%

(1)	See Note 2 of the 2019 10-K for the prior period adjustments for accounting for accrued sales tax accounts deemed not material.

CONSOLIDATED RESULTS

2019 vs. 2018

Net income attributable to RDI common stockholders decreased by $40.5 million to a loss of $26.4 million. This decrease was due to: (i) a $25.5 million increase in income tax expense to $28.8 million, mainly due to the recording of a valuation allowance on U.S. deferred tax assets in the fourth quarter of 2019, partially offset by the lower pretax income in 2019, (ii) a $15.5 million decrease in Cinema Exhibition segment operating income due to a weaker film slate in 2019 compared to 2018, resulting in lower than anticipated admissions and food and beverage revenues, offset to some extent by an increase in per cap food and beverage revenues, (iii) a  $1.3 million decrease in the Real Estate segment operating income, due principally to the temporary closure of Courtenay Central due to seismic concerns, (iv) a  $1.1 million increase in interest expense attributable to increased borrowings in Australia for the acquisitions of CMax Cinema in Devonport and State Cinema in Hobart, and the capital expenditures related to Burwood, and (v) the negative effects of the declining foreign exchange rates in the Australia and New Zealand dollars, offset by a $2.4 million decrease in general and administrative expenses.

2018 vs. 2017

Net income attributable to RDI common stockholders decreased by 55% to $14.0 million for the year ended December 31, 2018.  This decrease was mainly due to: (i) the 2017 recognition of a non-recurring $9.2 million casualty gain attributable to the insurance settlement on our Courtenay Central earthquake damage claim that was not repeated in 2018, (ii) a $9.4 million gain on property sales in 2017 (attributable to the sale of our Burwood Property) not repeated in 2018, (iii) an increase in non-segment general and administrative expenses of $1.3 million, (iv)  a $0.8 million decrease in other income mainly due to a non-recurring 2017 gain on foreign exchange of $0.6 million relating to short-term intercompany loan balances held in foreign operations, and (v) a $1.7 million decrease in Real Estate segment operating income due to non-recurring receipt in 2017 of legal fee reimbursement related to the STOMP arbitration award settlement.  These were offset by increased Cinema Exhibition segment operating income of $6.2 million mainly relating to higher admissions in all three jurisdictions, predominantly in the United States.

-  45  -

BUSINESS SEGMENT RESULTS – 2019 vs. 2018

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2019 and 2018, respectively:

	2019		2018		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema(1)	Real Estate	Cinema	Real Estate
Segment Revenues	$262,189	$21,905	$293,723	$24,235	(11)%	(10)%
Segment Operating Expenses
Operating Expense	(217,376)	(9,453)	(234,818)	(9,904)	7%	5%
Depreciation and amortization	(16,940)	(5,393)	(16,314)	(5,567)	(4)%	3%
General and administrative expense	(4,544)	(1,918)	(3,724)	(2,326)	(22)%	18%
Total segment expenses	(238,860)	(16,764)	(254,856)	(17,797)	6%	6%
Segment operating income (loss)	$23,329	$5,141	$38,867	$6,438	(40)%	(20)%
Breakdown by country:
United States	$4,457	$64	$12,229	$(362)	(64)%	>100%
Australia	15,974	5,449	21,295	5,002	(25)%	9%
New Zealand	2,898	(372)	5,343	1,798	(46)%	(>100)%
	$23,329	$5,141	$38,867	$6,438	(40)%	(20)%

(1)	See Note 2 of the 2019 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

The discussion for each segment follows:

Cinema Exhibition –  The following table details our Cinema Exhibition segment operating results for the years ended

December 31, 2019 and 2018, respectively:

(Dollars in thousands)		2019	% of Revenue	2018	% of Revenue	2019 vs. 2018 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$90,492	61%	$103,421	64%	(13)%
	Food & beverage revenue	45,766	31%	47,656	29%	(4)%
	Advertising and other revenue	11,395	8%	10,720	7%	6%
		$147,653	100%	$161,797	100%	(9)%
Australia	Admission revenue	$60,319	65%	$65,263	64%	(8)%
	Food & beverage revenue	26,888	29%	29,722	29%	(10)%
	Advertising and other revenue	6,301	6%	7,011	7%	(10)%
		$93,508	100%	$101,996	100%	(8)%
New Zealand	Admission revenue	$14,092	67%	$19,708	66%	(28)%
	Food & beverage revenue	5,943	28%	8,683	29%	(32)%
	Advertising and other revenue	993	5%	1,539	5%	(35)%
		$21,028	100%	$29,930	100%	(30)%

Total revenue		$262,189	100%	$293,723	100%	(11)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(48,368)	(33)%	$(55,269)	(34)%	12%
	Food & beverage cost	(10,669)	(7)%	(10,457)	(6)%	(2)%
	Occupancy expense	(27,096)	(18)%	(28,963)	(18)%	6%
	Other operating expense	(43,800)	(30)%	(42,515)	(27)%	(3)%
		$(129,933)	(88)%	$(137,204)	(85)%	5%
Australia	Film rent and advertising cost	$(28,364)	(30)%	$(30,151)	(30)%	6%
	Food & beverage cost	(5,136)	(5)%	(5,967)	(6)%	14%
	Occupancy expense	(15,773)	(17)%	(15,995)	(16)%	1%
	Other operating expense	(21,677)	(23)%	(22,520)	(22)%	4%
		$(70,950)	(75)%	$(74,633)	(74)%	5%
New Zealand	Film rent and advertising cost	$(6,587)	(31)%	$(9,259)	(31)%	29%
	Food & beverage cost	(1,200)	(6)%	(1,915)	(6)%	37%
	Occupancy expense	(3,445)	(16)%	(5,153)	(17)%	33%
	Other operating expense	(5,260)	(25)%	(6,654)	(22)%	21%
		$(16,492)	(78)%	$(22,981)	(76)%	28%

Total operating expense		$(217,375)	(83)%	$(234,818)	(80)%	7%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(10,516)	(7)%	$(9,957)	(6)%	(6)%
	General and administrative expense	(2,747)	(2)%	(2,407)	(2)%	(14)%
		$(13,263)	(9)%	$(12,364)	(8)%	(7)%
Australia	Depreciation and amortization	$(4,946)	(5)%	$(4,763)	(5)%	(4)%
	General and administrative expense	(1,638)	(2)%	(1,305)	(1)%	(26)%
		$(6,584)	(7)%	$(6,068)	(6)%	(9)%
New Zealand	Depreciation and amortization	$(1,479)	(7)%	$(1,595)	(5)%	7%
	General and administrative expense	(159)	(1)%	(11)	—%	(>100)%
		$(1,638)	(8)%	$(1,606)	(5)%	(2)%

Total depreciation, amortization, and general and administrative expense		$(21,485)	(8)%	$(20,038)	(7)%	(7)%

Total expenses		$(238,860)	(91)%	$(254,856)	(87)%	6%
OPERATING INCOME (LOSS)
United States		$4,457	3%	$12,229	8%	(64)%
Australia		15,974	17%	21,295	21%	(25)%
New Zealand		2,898	14%	5,343	18%	(46)%
Total operating income (loss)		$23,329	9%	$38,867	13%	(40)%

-  47  -

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the quarters ended December 31, 2019 and 2018, respectively:

(Dollars in thousands)		2019	% of Revenue	2018	% of Revenue	2019 vs. 2018 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$23,533	62%	$24,915	63%	(6)%
	Food & beverage revenue	11,462	30%	11,967	30%	(4)%
	Advertising and other revenue	3,131	8%	2,818	7%	11%
		$38,126	100%	$39,700	100%	(4)%
Australia	Admission revenue	$14,101	64%	$15,605	64%	(10)%
	Food & beverage revenue	6,406	28%	6,853	28%	(7)%
	Advertising and other revenue	1,685	8%	2,025	8%	(17)%
		$22,192	100%	$24,483	100%	(9)%
New Zealand	Admission revenue	$3,358	67%	$4,599	68%	(27)%
	Food & beverage revenue	1,394	28%	1,891	28%	(26)%
	Advertising and other revenue	236	5%	281	4%	(16)%
		$4,988	100%	$6,771	100%	(26)%

Total revenue		$65,306	100%	$70,954	100%	(8)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(12,379)	(32)%	$(13,311)	(34)%	7%
	Food & beverage cost	(2,717)	(8)%	(2,640)	(7)%	(3)%
	Occupancy expense	(6,609)	(17)%	(7,186)	(18)%	8%
	Other operating expense	(10,563)	(28)%	(10,876)	(27)%	3%
		$(32,268)	(85)%	$(34,013)	(86)%	5%
Australia	Film rent and advertising cost	$(6,600)	(30)%	$(7,216)	(29)%	9%
	Food & beverage cost	(1,289)	(6)%	(1,404)	(6)%	8%
	Occupancy expense	(3,892)	(18)%	(3,779)	(15)%	(3)%
	Other operating expense	(5,631)	(24)%	(5,909)	(25)%	5%
		$(17,412)	(78)%	$(18,308)	(75)%	5%
New Zealand	Film rent and advertising cost	$(1,521)	(30)%	$(2,157)	(32)%	29%
	Food & beverage cost	(255)	(5)%	(402)	(6)%	37%
	Occupancy expense	(843)	(17)%	(1,230)	(18)%	31%
	Other operating expense	(1,281)	(26)%	(1,608)	(24)%	20%
		$(3,900)	(79)%	$(5,397)	(80)%	28%

Total operating expense		$(53,580)	(82)%	$(57,718)	(81)%	7%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,726)	(7)%	$(2,569)	(6)%	(6)%
	General and administrative expense	(1,231)	(3)%	(557)	(2)%	(>100)%
		$(3,957)	(10)%	$(3,126)	(8)%	(27)%
Australia	Depreciation and amortization	$(1,316)	(6)%	$(1,191)	(5)%	(10)%
	General and administrative expense	(400)	(2)%	(331)	(1)%	(21)%
		$(1,716)	(8)%	$(1,522)	(6)%	(13)%
New Zealand	Depreciation and amortization	$(380)	(8)%	$(356)	(5)%	(7)%
	General and administrative expense	(59)	(1)%	(9)	—%	(>100)%
		$(439)	(9)%	$(365)	(5)%	(20)%

Total depreciation, amortization, and general and administrative expense		$(6,112)	(9)%	$(5,013)	(7)%	(22)%

Total expenses		$(59,692)	(91)%	$(62,731)	(88)%	5%
OPERATING INCOME (LOSS)
United States		$1,901	5%	$2,561	6%	(26)%
Australia		3,064	14%	4,653	19%	(34)%
New Zealand		649	13%	1,009	15%	(36)%
Total operating income (loss)		$5,614	9%	$8,223	12%	(32)%

Cinema Exhibition Segment Operating Income

Cinema Exhibition segment operating income decreased by 40%, or $15.5 million, to $23.3 million for the year ended December 31, 2019 compared to December 31, 2018,  primarily driven by a reduction in admissions revenue in the U.S. by 13%, or $12.9 million as a result of weaker specialty film product in 2019. This was further impacted by the ongoing temporary closure of Reading Cinemas at Courtenay Central in New Zealand.  This decrease is partially offset by (i) savings in operating expenses in all three circuits, mainly due to the decrease in associated film rent and, to a lesser extent, the cost of F&B and (ii) increases in F&B revenues per cap.

Cinema Exhibition segment operating income for the quarter ended December 31, 2019 decreased by 32%,  or $2.6 million, to $5.6 million compared to the quarter ended December 31, 2018, primarily driven by an overall decrease in admissions and F&B revenue in all three jurisdictions.

Measured in local currencies, these decreases were slightly lower as reported results were dampened further by the weakening of the Australian and New Zealand dollars compared to the U.S. dollar in 2019.

-  48  -

Revenue

Cinema revenue decreased by 11%, or $31.5 million, to $262.2 million for the year ended December 31, 2019 compared to 2018. This decrease was primarily driven by lower admissions in all three of our geographies, resulting in lower admissions revenue and F&B revenue. These decreases were further impacted by (i) the weakening of the Australia and New Zealand dollars by 7.0% and 4.9% (on average rates), respectively, (ii) the decline in cinema revenue due to a weak film product, (iii) the closure of some of our cinemas and auditoriums for renovation in 2019, and (iv) the closure of two of our New York cinemas.

For the quarter ended December 31, 2019, Cinema segment revenues decreased 8%, or $5.6 million, to $65.3 million compared to the same quarter in 2018.  This decrease is driven by lower admissions in all three circuits further impacted by the continued temporary closure of our Reading Cinemas at Courtenay Central and the recent temporary closure of Consolidated Theatres Kahala for renovation, offset by the full quarter of operations for Mililani during 2019 as it was closed for renovations for part of the same quarter in the prior year. These results were further impacted by the weakening of the Australian and New Zealand dollars in 2019.

The table below is the revenue breakdown, by country, for the years ended December 31, 2019 and 2018, respectively:

(Dollars in thousands)	2019	% of Revenue	2018	% of Revenue	2019 vs. 2018 Favorable/ (Unfavorable)
United States	$147,653	56%	$161,797	55%	(9)%
Australia	93,508	36%	101,996	35%	(8)%
New Zealand	21,028	8%	29,930	10%	(30)%
Total Segment Revenues	$262,189	100%	$293,723	100%	(11)%

•

In the United States, cinema revenues decreased by 9%, or $14.1 million, primarily driven by a 14% decrease in attendance, offset by an increase of 11% in SPP and a 2% increase in Average Ticket Price (“ATP”).

•

Australia’s cinema revenue decreased by 8%, or $8.5 million, primarily due to a 9% decrease in attendance and a 1% decrease in SPP offset by a slight favorable increase in ATP. Of this decrease, 7 percentage points were attributable to declines in the value of the Australian dollar.

•

In New Zealand, cinema revenue decreased by 30%, or $8.9 million, mainly due to a 32% decrease in attendance due primarily to the ongoing temporary closure of our Reading Cinemas at Courtenay Central countered by a 5% increase in ATP and a 4% increase in SPP. Of this decrease, 4 percentage points were attributable to declines in the value of the New Zealand dollar.

Operating Expense

Operating expense for 2019 decreased by 7%, or $17.4 million, to $217.4 million mainly attributable to (i) lower film rent expense driven by lower admissions revenue, (ii) lower occupancy expenses and (iii) a lesser extent, lower F&B costs due to lower F&B revenue primarily in New Zealand (significantly due to the ongoing temporary closure of our Courtenay Central cinema).

Operating Expense as a percentage of gross revenue increased to 83% in 2019 from 80% in 2018 due to the lower than anticipated admissions revenue and the fact that certain of our occupancy costs are generally fixed and cannot be adjusted to reflect such lower admission levels.

For the quarter ended December 31, 2019, operating expense decreased by 7%, or $4.1 million, to $53.6 million compared to December 31, 2018, primarily due to lower film rent expense, and in some cases, lower occupancy expenses and F&B costs, as a result of lower admissions in 2019.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for 2019 cinema operations increased by 7%, or $1.4 million, to $21.5 million compared to 2018 primarily driven by an increase in depreciation resulting from improvements in several of our cinema facilities.

Depreciation, amortization, general and administrative expense for the quarter ended December 31, 2019 increased by 22%, or $1.1 million, to $6.1 million primarily from the refurbishments and capital investments in all three circuits.

-  49  -

Real Estate  – The following table details our Real Estate segment operating results for the years ended December 31, 2019 and 2018, respectively:

(Dollars in thousands)		2019	% of Revenue	2018	% of Revenue	2019 vs. 2018 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$3,426	89%	$3,163	91%	8%
	Property rental income	422	11%	317	9%	33%
		3,848	100%	3,480	100%	11%
Australia	Property rental income	15,656	100%	16,122	100%	(3)%
New Zealand	Property rental income	2,401	100%	4,633	100%	(48)%
Total revenue		$21,905	100%	$24,235	100%	(10)%
OPERATING EXPENSE
United States	Live theatre cost	$(1,271)	(33)%	$(1,222)	(35)%	(4)%
	Property cost	(640)	(17)%	$(520)	(15)%	(23)%
	Occupancy expense	(507)	(13)%	(696)	(20)%	27%
		$(2,418)	(63)%	$(2,438)	(70)%	1%
Australia	Property cost	$(2,810)	(18)%	$(3,138)	(19)%	10%
	Occupancy expense	(2,648)	(17)%	(2,531)	(16)%	(5)%
		$(5,458)	(35)%	$(5,669)	(35)%	4%
New Zealand	Property cost	$(1,073)	(45)%	$(1,199)	(26)%	11%
	Occupancy expense	(504)	(21)%	(598)	(13)%	16%
		$(1,577)	(66)%	$(1,797)	(39)%	12%

Total operating expense		$(9,453)	(43)%	$(9,904)	(41)%	5%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(778)	(20)%	$(777)	(22)%	—%
	General and administrative expense	(588)	(15)%	(627)	(18)%	6%
		$(1,366)	(35)%	$(1,404)	(40)%	3%
Australia	Depreciation and amortization	$(3,622)	(23)%	$(3,752)	(23)%	3%
	General and administrative expense	(1,127)	(7)%	(1,699)	(11)%	34%
		$(4,749)	(30)%	$(5,451)	(34)%	13%
New Zealand	Depreciation and amortization	$(992)	(41)%	$(1,038)	(22)%	4%
	General and administrative expense	(204)	(9)%	—	—%	—%
		$(1,196)	(50)%	$(1,038)	(22)%	(15)%

Total depreciation, amortization, and general and administrative expense		$(7,311)	(33)%	$(7,893)	(33)%	7%

Total expenses		$(16,764)	(77)%	$(17,797)	(73)%	6%
OPERATING INCOME (LOSS)
United States		$64	2%	$(362)	(10)%	>100%
Australia		5,449	35%	5,002	31%	9%
New Zealand		(372)	(15)%	1,798	39%	(>100)%
Total operating income (loss)		$5,141	23%	$6,438	27%	(20)%

-  50  -

Real Estate – The following table details our Real Estate segment operating results for the quarters ended December 31, 2019 and 2018, respectively:

(Dollars in thousands)		2019	% of Revenue	2018	% of Revenue	2019 vs. 2018 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$705	72%	$906	85%	(22)%
	Property rental income	270	28%	164	15%	65%
		975	100%	1,070	100%	(9)%
Australia	Property rental income	3,783	100%	3,816	100%	(1)%
New Zealand	Property rental income	622	100%	1,144	100%	(46)%
Total revenue		$5,380	100%	$6,030	100%	(11)%
OPERATING EXPENSE
United States	Live theatre cost	$(351)	(36)%	$(271)	(25)%	(30)%
	Property cost	(179)	(18)%	$(128)	(12)%	(40)%
	Occupancy expense	(154)	(16)%	(170)	(16)%	9%
		$(684)	(70)%	$(569)	(53)%	(20)%
Australia	Property cost	$(703)	(19)%	$(838)	(22)%	16%
	Occupancy expense	(624)	(16)%	(660)	(17)%	5%
		$(1,327)	(35)%	$(1,498)	(39)%	11%
New Zealand	Property cost	$(224)	(36)%	$(279)	(24)%	20%
	Occupancy expense	(110)	(18)%	(149)	(13)%	26%
		$(334)	(54)%	$(428)	(37)%	22%

Total operating expense		$(2,345)	(44)%	$(2,495)	(41)%	6%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(194)	(21)%	$(195)	(18)%	1%
	General and administrative expense	(196)	(20)%	(154)	(15)%	(27)%
		$(390)	(41)%	$(349)	(33)%	(12)%
Australia	Depreciation and amortization	$(893)	(24)%	$(922)	(24)%	3%
	General and administrative expense	(267)	(7)%	(466)	(12)%	43%
		$(1,160)	(31)%	$(1,388)	(36)%	16%
New Zealand	Depreciation and amortization	$(244)	(39)%	$(257)	(22)%	5%
	General and administrative expense	(87)	(14)%	—	—%	—%
		$(331)	(53)%	$(257)	(22)%	(29)%

Total depreciation, amortization, and general and administrative expense		$(1,881)	(35)%	$(1,994)	(33)%	6%

Total expenses		$(4,226)	(79)%	$(4,489)	(74)%	6%
OPERATING INCOME
United States		$(99)	(10)%	$152	14%	(>100)%
Australia		1,296	34%	930	24%	39%
New Zealand		(43)	(7)%	459	40%	(>100)%
Total operating income		$1,154	21%	$1,541	26%	(25)%

Real Estate Segment Operating Income

Real Estate segment operating income decreased by 20%, or $1.3 million, to $5.1 million for the year ended December 31, 2019 compared to 2018, primarily due to a decrease in revenue in the New Zealand operations, specifically the ongoing closure of most of the net rentable area of Courtenay Central. This decrease was partially offset by an increase in rental and ancillary income in our Live Theatre business unit.

Real Estate segment operating income decreased by 25%, or $0.4 million, to $1.2 million for the quarter ended December 31, 2019 compared to 2018, primarily due to the ongoing closure of most of the net rentable area of Courtenay Central in New Zealand and a decrease in Live theatre rental and ancillary income in the U.S., offset by a decrease in operating expense in Australia and New Zealand.

-  51  -

Revenue

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2019	% of Revenue	2018	% of Revenue	2019 vs. 2018 Favorable/ (Unfavorable)
United States	$3,848	18%	$3,480	14%	11%
Australia	15,656	71%	16,122	67%	(3)%
New Zealand	2,401	11%	4,633	19%	(48)%
Total Segment Revenues	$21,905	100%	$24,235	100%	(10)%

Real estate revenue for the year ended December 31, 2019 decreased by 10% or $2.3 million, to $21.9 million primarily due to a decrease in revenues from our New Zealand segment related to the ongoing closure of portions of Courtenay Central and Australia segment related to the weakening foreign exchange rate.

For the quarter ended December 31, 2019, Real Estate revenue decreased by 11%, or $0.7 million, to $5.4 million primarily related to the ongoing closure of most of the net rentable area of Courtenay Central due to seismic concerns.

Operating Expense

Operating expense for the Real Estate segment for the year ended December 31, 2019 decreased by 5%, or  $0.5 million, to $9.5 million when compared to the same period in 2018 mainly driven by a reduction in both property cost and occupancy expense in New Zealand as a result of the ongoing closure of most of the net rentable area of Courtenay Central. This decrease was further impacted by the weakening Australia and New Zealand dollars.

For the quarter ended December 31, 2019, operating expense for the Real Estate segment decreased by 6%, or $0.2 million, to $2.3 million when compared to the same period in 2018.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expenses for 2019 decreased by 7%, or $0.6 million, to $7.3 million, compared to the same period in 2018 impacted by the weakening Australia and New Zealand dollars.

For the quarter ended December 31, 2019,  depreciation, amortization, and general, and administrative expenses decreased by 6%, or $0.1 million, to $1.9 million compared to the quarter ended December 31, 2018.

NON-SEGMENT RESULTS – 2019 vs. 2018

General and Administrative Expense

Non-segment general and administrative expense for the year ended December 31, 2019 decreased by $2.4 million or 11%, to $18.9 million compared to the same period in the prior year, primarily related to lower legal expenses.

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

Income tax expense increased by $25.5 million, to $28.8 million, compared to 2018, mainly due to the recording of a valuation allowance on the U.S. deferred tax assets in the fourth quarter of 2019, partially offset by the lower pretax income in 2019. Please refer to Note 9 – Income Taxes of the Notes to Consolidated Financial Statements in Part II of this Annual Report for further information.

-  52  -

Interest Expense, Net

Interest expense (net of interest income) increased by $1.1 million, or 16%, mainly due to an increase in the borrowings in Australia for the acquisitions of CMax Cinema in Devonport and State Cinema in Hobart, and the capital expenditures related to Burwood.

BUSINESS SEGMENT RESULTS – 2018 vs. 2017

Presented below is the comparison of the segment operating income for our two business segments for the years ended December 31, 2018 and 2017, respectively:

	2018		2017		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema(1)	Real Estate	Cinema(1)	Real Estate	Cinema	Real Estate
Segments Revenues	$293,723	$24,235	$263,141	$23,988	12%	1%
Segment Operating Expenses
Operating Expense	(234,818)	(9,904)	(215,020)	(9,436)	(9)%	(5)%
Depreciation and amortization	(16,314)	(5,567)	(12,213)	(4,256)	(34)%	(31)%
General and administrative expense	(3,724)	(2,326)	(3,261)	(2,140)	(14)%	(9)%
Total segment expenses	(254,856)	(17,797)	(230,494)	(15,832)	(11)%	(12)%
Segment operating income (loss)	$38,867	$6,438	$32,647	$8,156	19%	(21)%
Breakdown by country:
United States	12,229	(362)	6,884	1,198	78%	(>100)%
Australia	21,295	5,002	21,358	5,623	—%	(11)%
New Zealand	5,343	1,798	4,405	1,335	21%	35%
	$38,867	$6,438	$32,647	$8,156	19%	(21)%

(1)	See Note 2 of the 2019 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

-  53  -

The discussion for each segment follows:

Cinema Exhibition  – The following table details our Cinema Exhibition segment operating results for the years ended December 31, 2018 and 2017, respectively:

(Dollars in thousands)		2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$103,421	64%	$87,646	63%	18%
	Food & beverage revenue	47,656	29%	41,588	30%	15%
	Advertising and other revenue	10,720	7%	9,521	7%	13%
		$161,797	100%	$138,755	100%	17%
Australia	Admission revenue	$65,263	64%	$60,736	63%	7%
	Food & beverage revenue	29,722	29%	28,746	30%	3%
	Advertising and other revenue	7,011	7%	7,124	7%	(2)%
		$101,996	100%	$96,606	100%	6%
New Zealand	Admission revenue	$19,708	66%	$17,495	63%	13%
	Food & beverage revenue	8,683	29%	7,689	28%	13%
	Advertising and other revenue	1,539	5%	2,596	9%	(41)%
		$29,930	100%	$27,780	100%	8%

Total revenue		$293,723	100%	$263,141	100%	12%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(55,269)	(34)%	$(46,520)	(34)%	(19)%
	Food & beverage cost	(10,457)	(6)%	(8,325)	(6)%	(26)%
	Occupancy expense	(28,963)	(18)%	(28,903)	(21)%	—%
	Other operating expense	(42,515)	(27)%	(39,920)	(28)%	(7)%
		$(137,204)	(85)%	$(123,668)	(89)%	(11)%
Australia	Film rent and advertising cost	$(30,151)	(30)%	$(28,286)	(29)%	(7)%
	Food & beverage cost	(5,967)	(6)%	(5,964)	(7)%	—%
	Occupancy expense	(15,995)	(16)%	(14,921)	(15)%	(7)%
	Other operating expense	(22,520)	(22)%	(20,620)	(21)%	(9)%
		$(74,633)	(74)%	$(69,791)	(72)%	(7)%
New Zealand	Film rent and advertising cost	$(9,259)	(31)%	$(8,203)	(30)%	(13)%
	Food & beverage cost	(1,915)	(6)%	(1,771)	(6)%	(8)%
	Occupancy expense	(5,153)	(17)%	(5,128)	(18)%	—%
	Other operating expense	(6,654)	(22)%	(6,459)	(24)%	(3)%
		$(22,981)	(76)%	$(21,561)	(78)%	(7)%

Total operating expenses		$(234,818)	(80)%	$(215,020)	(82)%	(9)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(9,957)	(6)%	$(6,092)	(4)%	(63)%
	General and administrative expense	(2,407)	(2)%	(2,111)	(2)%	(14)%
		$(12,364)	(8)%	$(8,203)	(6)%	(51)%
Australia	Depreciation and amortization	$(4,763)	(5)%	$(4,357)	(5)%	(9)%
	General and administrative expense	(1,305)	(1)%	(1,100)	(1)%	(19)%
		$(6,068)	(6)%	$(5,457)	(6)%	(11)%
New Zealand	Depreciation and amortization	$(1,595)	(5)%	$(1,763)	(6)%	10%
	General and administrative expense	(11)	—%	(51)	(0)%	78%
		$(1,606)	(5)%	$(1,814)	(6)%	11%

Total depreciation, amortization, and general and administrative expense		$(20,038)	(7)%	$(15,474)	(6)%	(29)%

Total expenses		$(254,856)	(87)%	$(230,494)	(88)%	(11)%
OPERATING INCOME (LOSS)
United States		$12,229	8%	$6,884	5%	78%
Australia		21,295	21%	21,358	22%	—%
New Zealand		5,343	18%	4,405	16%	21%
Total operating income (loss)		$38,867	13%	$32,647	12%	19%

-  54  -

Cinema Exhibition  – The following table details our Cinema Exhibition segment operating results for the quarters ended December 31, 2018 and 2017, respectively:

(Dollars in thousands)		2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$24,915	63%	$23,916	64%	4%
	Food & beverage revenue	11,967	30%	10,776	29%	11%
	Advertising and other revenue	2,818	7%	2,452	7%	15%
		$39,700	100%	$37,144	100%	7%
Australia	Admission revenue	$15,605	64%	$14,475	62%	8%
	Food & beverage revenue	6,853	28%	6,957	30%	(1)%
	Advertising and other revenue	2,025	8%	1,890	8%	7%
		$24,483	100%	$23,322	100%	5%
New Zealand	Admission revenue	$4,599	68%	$4,331	63%	6%
	Food & beverage revenue	1,891	28%	2,012	29%	(6)%
	Advertising and other revenue	281	4%	516	8%	(46)%
		$6,771	100%	$6,859	100%	(1)%

Total revenue		$70,954	100%	$67,325	100%	5%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(13,311)	(34)%	$(12,882)	(35)%	(3)%
	Food & beverage cost	(2,640)	(7)%	(2,181)	(6)%	(21)%
	Occupancy expense	(7,186)	(18)%	(8,150)	(22)%	12%
	Other operating expense	(10,876)	(27)%	(9,322)	(25)%	(17)%
		$(34,013)	(86)%	$(32,535)	(88)%	(5)%
Australia	Film rent and advertising cost	$(7,216)	(29)%	$(7,010)	(30)%	(3)%
	Food & beverage cost	(1,404)	(6)%	(1,345)	(6)%	(4)%
	Occupancy expense	(3,779)	(15)%	(3,773)	(16)%	—%
	Other operating expense	(5,909)	(25)%	(5,307)	(23)%	(11)%
		$(18,308)	(75)%	$(17,435)	(75)%	(5)%
New Zealand	Film rent and advertising cost	$(2,157)	(32)%	$(2,082)	(30)%	(4)%
	Food & beverage cost	(402)	(6)%	(442)	(6)%	9%
	Occupancy expense	(1,230)	(18)%	(1,781)	(26)%	31%
	Other operating expense	(1,608)	(24)%	(1,658)	(25)%	3%
		$(5,397)	(80)%	$(5,963)	(87)%	9%

Total operating expense		$(57,718)	(81)%	$(55,933)	(83)%	(3)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,569)	(6)%	$(1,831)	(5)%	(40)%
	General and administrative expense	(557)	(2)%	(437)	(1)%	(27)%
		$(3,126)	(8)%	$(2,268)	(6)%	(38)%
Australia	Depreciation and amortization	$(1,191)	(5)%	$(1,073)	(5)%	(11)%
	General and administrative expense	(331)	(1)%	(268)	(1)%	(24)%
		$(1,522)	(6)%	$(1,341)	(6)%	(13)%
New Zealand	Depreciation and amortization	$(356)	(5)%	$(441)	(6)%	19%
	General and administrative expense	(9)	—%	(29)	—%	69%
		$(365)	(5)%	$(470)	(6)%	22%

Total depreciation, amortization, and general and administrative expense		$(5,013)	(7)%	$(4,079)	(6)%	(23)%

Total expenses		$(62,731)	(88)%	$(60,012)	(89)%	(5)%
OPERATING INCOME (LOSS)
United States		$2,561	6%	$2,341	6%	9%
Australia		4,653	19%	4,546	19%	2%
New Zealand		1,009	15%	426	6%	>100%
Total operating income (loss)		$8,223	12%	$7,313	11%	12%

Cinema Exhibition Segment Operating Income

Cinema Exhibition segment operating income increased by 19%, or $6.2 million, to $38.9 million for the year ended December 31, 2018 compared to December 31, 2017,  primarily driven by higher admissions for our U.S., Australia, and New Zealand operations coupled with improved F&B revenues in all three circuits.

Cinema Exhibition segment operating income for the quarter ended December 31, 2018 increased by 12% or $0.9 million, to $8.2 million compared to the quarter ended December 31, 2017, primarily driven by higher F&B revenue in the U.S. and an overall increase in attendance for the three circuits.

Measured in local currencies, these increases were somewhat greater as reported results were dampened by the strengthening of the

U.S. dollar in 2018.

-  55  -

Revenue

Cinema revenue increased by 12%, or $30.6 million, to $293.7 million for the year ended December 31, 2018 compared to 2017. This was primarily driven by higher admissions in all three of our geographies, resulting in higher admissions revenue and F&B revenue. These increases were offset by the weakened Australian and New Zealand dollars compared to the U.S. dollar. Additionally, the increase in cinema revenue for 2018 was due to the industry-wide box office soft year for product in 2017 and the closure of some of our cinemas and auditoriums for renovation in 2017. Comparing the current and prior year, the Australian dollar and New Zealand dollar decreased against the U.S. dollar by 2.5% and 2.5% (on average rates), respectively.

For the quarter ended December 31, 2018, Cinema segment revenues increased 5%, or $3.6 million, to $71.0 million compared to the same quarter in 2017. This increase is primarily due to the U.S. Circuit including the positive results from Cal Oaks, Manville, and Ward which all had improved revenue results over the same quarter in the previous year.

Our Cinemas in Australia and New Zealand also enjoyed increased revenues in local currency, offset by the strengthening of the U.S.

dollar during the same two periods.

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable/ (Unfavorable)
United States	$161,797	55%	$138,755	53%	17%
Australia	101,996	35%	96,606	37%	6%
New Zealand	29,930	9%	27,780	11%	8%
Total Segment Revenues	$293,723	100%	$263,141	100%	12%

•	In the United States, revenues increased by 17%, or $23.0 million, primarily driven by a 9% increase in attendance, an 8% increase in ATP, and an increase of 5% in SPP.
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

Operating Expense

Operating expense for 2018 increased by 9%, or $19.8 million, to $234.8 million mainly attributed to higher film rent and advertising costs in the U.S. due to higher admissions revenue and increased concession sales that led to higher concession costs. Increases were driven by operations in Australia at our Newmarket Cinema location related to costs associated with the full year of operations.

Operating expense as a percentage of gross revenue decreased to 80% in 2018 from 82% in 2017.

For the quarter ended December 31, 2018, operating expense remained relatively flat compared to December 31, 2017.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for 2018 cinema operations increased by 29% or $4.6 million, to $20.0 million compared to 2017 primarily driven by the increase in depreciation resulting from improvements in several of our cinema facilities.

Depreciation, amortization, general and administrative expenses for the quarter ended December 31, 2018 increased by 23%, or $0.9 million, to $5.0 million primarily from the refurbishments and capital investments in the U.S. circuit.

-  56  -

Real Estate – The following table details our results of operations for the Real Estate segment for the years ended

December 31, 2018 and 2017, respectively:

(Dollars in thousands)		2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$3,163	91%	$4,418	93%	(28)%
	Property rental income	317	9%	322	7%	(2)%
		$3,480	100%	$4,740	100%	(27)%
Australia	Property rental income	16,122	100%	15,089	100%	7%
New Zealand	Property rental income	4,633	100%	4,159	100%	11%
Total revenue		$24,235	100%	$23,988	100%	1%
OPERATING EXPENSE
United States	Live theatre cost	$(1,222)	(35)%	$(1,105)	(23)%	(11)%
	Property cost	(520)	(15)%	(388)	(8)%	(34)%
	Occupancy expense	(696)	(20)%	(660)	(14)%	(5)%
		$(2,438)	(70)%	$(2,153)	(45)%	(13)%
Australia	Property cost	$(3,138)	(19)%	$(3,031)	(20)%	(4)%
	Occupancy expense	(2,531)	(16)%	(2,375)	(16)%	(7)%
		$(5,669)	(35)%	$(5,406)	(36)%	(5)%
New Zealand	Property cost	$(1,199)	(26)%	$(1,295)	(31)%	7%
	Occupancy expense	(598)	(13)%	(582)	(14)%	(3)%
		$(1,797)	(39)%	$(1,877)	(45)%	4%

Total operating expense		$(9,904)	(41)%	$(9,436)	(39)%	(5)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(777)	(22)%	$(615)	(13)%	(26)%
	General and administrative expense	(627)	(18)%	(774)	(16)%	19%
		$(1,404)	(40)%	$(1,389)	(29)%	(1)%
Australia	Depreciation and amortization	$(3,752)	(23)%	$(2,693)	(18)%	(39)%
	General and administrative expense	(1,699)	(11)%	(1,367)	(9)%	(24)%
		$(5,451)	(34)%	$(4,060)	(27)%	(34)%
New Zealand	Depreciation and amortization	$(1,038)	(22)%	$(947)	(23)%	(10)%
	General and administrative expense	—	—%	—	—%	—%
		$(1,038)	(22)%	$(947)	(23)%	(10)%

Total depreciation, amortization, and general and administrative expense		$(7,893)	(33)%	$(6,396)	(27)%	(23)%

Total expenses		$(17,797)	(73)%	$(15,832)	(66)%	(12)%
OPERATING INCOME (LOSS)
United States		$(362)	(10)%	$1,198	25%	(>100)%
Australia		5,002	31%	5,623	37%	(11)%
New Zealand		1,798	39%	1,335	32%	35%
Total operating income (loss)		$6,438	27%	$8,156	34%	(21)%

-  57  -

Real Estate – The following table details our results of operations for the Real Estate segment for the quarters ended

December 31, 2018 and 2017, respectively:

(Dollars in thousands)		2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$906	85%	$1,492	98%	(39)%
	Property rental income	164	15%	25	2%	>100%
		$1,070	100%	$1,517	100%	(29)%
Australia	Property rental income	3,817	100%	3,778	100%	1%
New Zealand	Property rental income	1,144	100%	1,143	100%	—%
Total revenue		$6,031	100%	$6,438	100%	(6)%
OPERATING EXPENSE
United States	Live theatre cost	$(271)	(25)%	$(271)	(18)%	—%
	Property cost	(128)	(12)%	105	7%	(>100)%
	Occupancy expense	(170)	(16)%	(173)	(11)%	2%
		$(569)	(53)%	$(339)	(22)%	(68)%
Australia	Property cost	$(838)	(22)%	$(870)	(23)%	4%
	Occupancy expense	(660)	(17)%	(642)	(17)%	(3)%
		$(1,498)	(39)%	$(1,512)	(40)%	1%
New Zealand	Property cost	$(279)	(24)%	$(184)	(16)%	(52)%
	Occupancy expense	(149)	(13)%	(143)	(13)%	(4)%
		$(428)	(37)%	$(327)	(29)%	(31)%

Total operating expense		$(2,495)	(41)%	$(2,178)	(34)%	(15)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(195)	(18)%	$(232)	(15)%	16%
	General and administrative expense	(154)	(15)%	(98)	(7)%	(57)%
		$(349)	(33)%	$(330)	(22)%	(6)%
Australia	Depreciation and amortization	$(922)	(24)%	$(757)	(20)%	(22)%
	General and administrative expense	(466)	(12)%	(372)	(10)%	(25)%
		$(1,388)	(36)%	$(1,129)	(30)%	(23)%
New Zealand	Depreciation and amortization	$(257)	(22)%	$(331)	(29)%	22%
	General and administrative expense	—	—%	3	0%	100%
		$(257)	(22)%	$(328)	(29)%	22%

Total depreciation, amortization, and general and administrative expense		$(1,994)	(33)%	$(1,787)	(28)%	(12)%

Total expenses		$(4,489)	(74)%	$(3,965)	(62)%	(13)%
OPERATING INCOME (LOSS)
United States		$152	14%	$848	56%	(82)%
Australia		930	24%	1,137	30%	(18)%
New Zealand		459	40%	488	43%	(6)%
Total operating income (loss)		$1,541	26%	$2,473	38%	(38)%

Real Estate Segment Operating Income

Real Estate segment operating income decreased by 21%, or $1.7 million, to $6.4 million for the year ended December 31, 2018 compared to 2017, primarily due to the one-time recognition of payments in fees recovered as part of the STOMP arbitration award settlement recognized in 2017, offset by an increase in revenue in 2018 from our Newmarket and Auburn centers. Please refer below for further explanation.

Real Estate segment operating income for the quarter ended December 31, 2018 decreased by 38%, or $0.9 primarily related to the STOMP arbitration award settlement payments in fees recovered in our Live Theatre business unit.

-  58  -

Revenue

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2018	% of Revenue	2017	% of Revenue	2018 vs. 2017 Favorable/ (Unfavorable)
United States	$3,480	14%	$4,740	20%	(27)%
Australia	16,122	67%	15,089	63%	7%
New Zealand	4,633	19%	4,159	17%	11%
Total Segment Revenues	$24,235	100%	$23,988	100%	1%

Real estate revenue for the year ended December 31, 2018 increased slightly by 1%, or $0.2 million, to $24.2 million, mainly driven by increased rental income as part of the expansion of our Newmarket Village site in Brisbane, Australia.

For the quarter ended December 31, 2018, Real Estate revenue decreased by 6%, or $0.4 million, to $6.0 million primarily related to our Live Theatre circuit.

Operating Expense

Operating expense for the Real Estate segment for the year ended December 31, 2018 increased by 5%, or $0.5 million, to $9.9 million mainly driven by the full year of operations at our Newmarket ETC and increased operations at our Auburn ETC, which include additional expansion tenancies.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expenses for 2018 increased by 23%, or $1.5 million, to $7.9 million, compared to the same period in 2017, primarily driven by capital improvements at our Newmarket ETC and Auburn ETC locations.

For the quarter ended December 31, 2018,  depreciation, amortization, and general and administrative expenses increased by 12%, or $0.2  million, to $2.0 million, primarily related to a full quarter of depreciation expense for Newmarket in 2018 compared to 15 days of depreciation for Newmarket during the same quarter 2017.

NON-SEGMENT RESULTS – 2018 vs. 2017

Gain on Sale of Assets

Net gain on sale of assets for 2018 decreased by $9.4 million, primarily due to the gain on sale realized in 2017 on the settlement of the Burwood land of $9.3 million (AU$12.4 million) not being repeated in 2018.

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

-  59  -

Income tax expense increased by $5,000, compared to 2017, mainly due to the provisional unfavorable effect of the Tax Act recorded in 2018, offset by the benefits recognized in 2017 as the result of the dissolution of a non-operating overseas subsidiary.  Please refer to Note 9 – Income Taxes of the Notes to Consolidated Financial Statements in Part II of this Annual Report for further information.

Interest Expense, Net

Interest expense (net of interest income) increased by $0.6 million, or 10%, mainly due to an increase in the average balance outstanding to fund our capital projects.

LIQUIDITY AND CAPITAL RESOURCES

Our cinema exhibition business plan is to enhance our current cinemas where it is financially reasonable to do so; develop our specialty cinemas in select markets; expand our F&B offering, and continue on an opportunistic basis, to identify, develop, and acquire cinema properties that allow us to leverage our cinema expertise over a larger operating base.

Our real estate business plan is to complete the redevelopment of our 44 Union Square property; to reassess and master-plan the Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; to continue the build-out of our Newmarket Village and Auburn ETCs in Australia; to master plan and consider the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition, food and beverage, and grocery store uses; in Manukau/Wiri, New Zealand, to develop in concert with other major landowners, our plans for the development of the infrastructure needed to support the construction of income-producing improvements; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets.  We will also continue to explore potential synergistic acquisitions that may not readily fall into either our cinema or real estate segments.

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

As discussed above, the currently developing coronavirus outbreak has reached the United States, Australia, and New Zealand and could cause patrons to avoid our cinemas and, in the United States, our live theatres.  Outbreaks of the coronavirus have caused cinemas and other public assembly venues to close in certain parts of the world.  As the coronavirus spreads in the United States, Australia and New Zealand, we may elect on a voluntary basis to close some of our cinemas or portions of our cinemas, or governmental officials may order such closures.  Certain major studios have announced the delayed release of major motion pictures to later in the year.  At a minimum, the delayed releases of major motion pictures will push revenues into later quarters, will potentially reduce our full year revenues, and may accelerate our decisions to consider reduction of operational levels at our cinemas.

These outbreaks are at early stages in the United States, Australia, and New Zealand, but we could experience material adverse impacts to our cinema exhibition business and live theatre business for the duration of any such outbreaks.  If such adverse impacts occur, it will likely reduce our liquidity.    If necessary, our management may postpone or reprioritize capital expenditures based on assessments of conditions and liquidity requirements from time to time.

-  60  -

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2019	2018(3)	2017(2)(3)	2016(2)	2015(2)
Net Cash from Operating Activities	$24,607	$32,644	$23,851	$30,188	$28,574
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$12,135	$13,127	$13,668	$19,017	$19,702
Unused borrowing facility	73,920	85,886	137,231	117,599	70,134
Restricted for capital projects(1)	13,952	30,318	62,280	62,024	10,263
Unrestricted capacity	59,968	55,568	74,951	55,575	59,871
Total resources at 12/31	86,055	99,013	150,899	136,616	89,836
Total unrestricted resources at 12/31	72,103	68,695	88,619	74,592	79,573
Debt-to-Equity Ratio
Total contractual facility	$283,138	$252,929	$271,732	$266,134	$207,075
Total debt (gross of deferred financing costs)	209,218	167,043	134,501	148,535	130,941
Current	37,380	30,393	8,109	567	15,000
Non-current	171,838	136,650	126,392	147,968	115,941
Total book equity	139,616	179,979	181,382	146,890	138,951
Debt-to-equity ratio	1.50	0.93	0.74	1.01	0.94
Changes in Working Capital
Working capital (deficit)(4)	$(84,138)	$(56,047)	$(47,294)	$6,655	$(35,581)
Current ratio	0.24	0.35	0.41	1.10	0.51
Capital Expenditures (including acquisitions)	$47,722	$56,827	$76,708	$49,166	$53,119

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

(3)

See Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statements Correction of Immaterial Errors of the 2019 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

(4)

Typically, our working capital (deficit) is negative as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

On March 2, 2017, the Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of Reading’s Class A Stock.  The Board on March 14, 2019, extended that program to March 2, 2021.  On March 10, 2020, the Board increased the authorized amount by $25.0 million and extended it to March 2, 2022. At the present time, the repurchase program authorization is at $26.0 million.

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

At December 31, 2019, our consolidated cash and cash equivalents totaled $12.1 million. Of this amount, $7.8 million, $2.3 million and $2.0 million were held by our U.S., Australian and New Zealand operations, respectively.  Our intention for cash derived from Australia earnings cumulative through December 31, 2017 is to indefinitely reinvest those offshore. For Australia and New Zealand cash derived from earnings thereafter, we do not intend to indefinitely reinvest offshore. Any cash derived from Australian or New Zealand earnings not indefinitely reinvested may be subject to certain additional state income taxes when earned.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt.  As noted in the preceding table, we had $60.0 million unused, unrestricted capacity of available corporate credit facilities at December 31, 2019.  In addition, at December 31, 2019,  we had $14.0 million unused, restricted capacity for 44 Union Square development uses and construction funding.

-  61  -

The change in cash and cash equivalents for the three years ended December 31, 2019 is as follows:

				% Change
(Dollars in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net cash provided by (used in) operating activities	$24,607	$32,645	$23,851	(25)%	37%
Net cash provided by (used in) investing activities	(51,929)	(64,855)	(6,786)	20%	(>100)%
Net cash provided by (used in) financing activities	26,008	33,210	(22,055)	(22)%	>100%
Impact of exchange rate on cash	322	(1,541)	(359)	>100%	(>100)%
Net increase (decrease) in cash and cash equivalents	$(992)	$(541)	$(5,349)	(83)%	90%

Operating Activities

2019 vs. 2018

Cash provided by operating activities for 2019 decreased by $8.0 million, or 25%, to $24.6 million, primarily driven by a $14.3 million decrease in cash inflows from operating activities offset by a $6.3 million increase in cash inflows due to a decrease in net operating assets.

2018 vs. 2017

Cash provided by operating activities for 2018 increased by $8.8 million, or 37%, to $32.6 million, primarily driven by a $6.9 million increase in net operating assets and a $1.9 million increase in cash inflows from operating activities.

Investing Activities

2019: The  $51.9 million of cash used in investing activities was mainly related to  $45.7 million spent on capital expenditures, primarily in the U.S., with $28.5 million of that comprised mainly of 44 Union Square redevelopment, Mililani refurbishment,  and upgrades to U.S. IT, $14.6 million in Australia comprised mainly of the purchase of Devonport and State Cinema, the launch of Burwood, and the refurbishments of Harbour Town, Rhodes, and West Lakes, and $2.5 million in New Zealand comprised mainly of the launch of The Hutt Pop Up, refurbishment of The Palms, and the redevelopment of Courtenay Central.

2018: The $64.9 million of cash used in investing activities was mainly related to the $63.5 million spent on capital expenditures, primarily in the U.S., with $45.9 million of that comprised mainly of 44 Union Square redevelopment, Mililani and Manville refurbishments, and the digital projector purchase, and $15.9 million in Australia comprised mainly of Newmarket, Auburn, Elizabeth and Charlestown refurbishments.

Financing Activities

2019: The cash provided by financing activities of $26.0 million was primarily related to loan proceeds of $38.1 million offset by repurchase of stock of $11.2 million (excluding the $3.5 million promissory note) as part of the 2017 $25.0 million stock repurchase program.

2018: The $33.2 million of cash used in financing activities was primarily due to loan proceeds of $36.5 million; offset by our repurchase of stock of $2.3 million as part of the 2017 $25.0 million stock repurchase program.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the future maturities and scheduled principal repayments of our recorded contractual obligations as of December 31, 2019:

(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$36,736	$18,474	$270	$114,258	$295	$7,908	$177,941
Operating leases, including imputed interest	31,777	32,243	32,232	31,481	29,628	162,123	319,484
Finance leases, including imputed interest	101	53	43	28	—	—	225
Subordinated debt(1)	644	676	711	747	585	27,913	31,276
Pension liability	684	684	684	684	684	1,733	5,153
Village East purchase option(2)	5,900	—	—	—	—	—	5,900
Estimated interest on debt(3)	9,439	6,711	6,575	5,121	2,029	4,836	34,713
Total	$85,281	$58,842	$40,515	$152,320	$33,221	$204,513	$574,691

(1)	Information is presented gross of deferred financing costs.
(2)	Represents the lease liability of the new exercised option associated with the ground lease purchase of the Village East Cinema.
(3)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

-  62  -

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims.

Where we are the plaintiffs, we expense all legal fees on an ongoing basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is usually entitled to recover its attorneys’ fees, which recoveries typically work out to be approximately 60% of the amounts actually spent where first-class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

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

-  63  -

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the years ended December 31, 2019, 2018, or 2017.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the years ended December 31, 2019, 2018, or 2017.

Business Combination

In recent years, our business acquisition efforts have been focused on our real estate segment, however in 2019 we acquired two cinema businesses in Tasmania, Australia. For acquisitions meeting the definition of a “business” in accordance with ASC 805, Business Combinations, the assets acquired, and the liabilities assumed are recorded at their fair values as of the acquisition date.  To accomplish this, we typically obtain third party valuations to allocate the purchase price to the assets acquired and liabilities assumed, including both tangible and intangible components.  The determination of the fair values of the acquisition components and its related determination of the estimated lives of depreciable tangible assets and amortizing intangible assets/liabilities require significant judgment and several considerations, as described in more detail in the section “Business Acquisition Valuation and Purchase Price Allocation” in Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Recognition of Gift Card Breakage Income

Generally, our revenue recognition is not assessed as an area requiring significant judgment or estimation. Revenues from ticket and food and beverage sales are recognized when the service is provided – that is when the show has commenced, or the food has been provided. Transaction fees from online sales are recorded at the time of the online transaction.  In regard to our real estate business, we execute lease contracts for existing tenancies, but revenue is recognized on a straight-line basis over the lease term.

On January 1, 2018, we adopted the new accounting standard ASC 606 Revenue from Contracts with Customers using the modified retrospective method. This adoption is described in detail in the section Note 2 – Summary of Significant Accounting Policies – Accounting Changes.

Tax Valuation Allowance and Deferred Taxes

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal, state, and foreign pretax operating income adjusted for items that do not have tax consequences.

-  64  -

The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). As of December 31, 2019, we had recorded approximately $37.4 million of deferred tax assets (net of $65.2 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards and tax credit carry-forwards. These deferred tax assets were offset by a valuation allowance of $33.9 million resulting in a net deferred tax asset of $3.4 million.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.

Contingencies

For loss contingencies, we record any loss contingencies when there is a probable likelihood that the liability has been incurred and the amount of the loss can be reasonably estimated.

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

Legal contingencies

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

At December 31, 2019, approximately 37% and 10% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $4.3 million in cash and cash equivalents.  At December 31, 2018, approximately 36% and 14% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $5.5 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $0.6 million for the year ended December 31, 2019.  As we continue to progress our acquisition and development activities in Australia and New Zealand, that the foreign currency effect on our earnings may be significant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in the U.S., Australia, and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 31% and 71% of our Australian and New Zealand

-  65  -

assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would result in an increase or decrease of $7.7 million and $5.1 million, respectively, and the change in our net income for the year would be $1.1 million and $157,000, respectively.  Presently, we have no plan to hedge such exposure.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $8.1 million and $8.7 million as of December 31, 2019 and 2018, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $1.8 million increase or decrease in our 2019 interest expense.

-  66  -

Item 8 – Financial Statements and Supplementary Data

-  67  -

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

By: /s/ Ellen M. Cotter Ellen M. Cotter President and Chief Executive Officer March 16, 2020	By: /s/Gilbert Avanes Gilbert Avanes EVP, Chief Financial Officer and Treasurer March 16, 2020

-  68  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONSOLIDATED FINANCIAL STATEMENTS)

Board of Directors and Stockholders

Reading International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2020 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leasing arrangements effective January 1, 2019 due to the adoption of Leases (Topic 842), using the current period adjustment method.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.

Los Angeles, CA

March 16, 2020

-  69  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(INTERNAL CONTROL OVER FINANCIAL REPORTING)

Board of Directors and Stockholders

Reading International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 16, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting of Reading International, Inc. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Los Angeles, California

March 16, 2020

-  70  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2019 and 2018

(U.S. dollars in thousands, except share information)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$12,135	$13,127
Receivables	7,085	8,045
Inventories	1,674	1,419
Prepaid and other current assets	6,105	7,667
Total Current Assets	26,999	30,258
Operating properties, net	258,138	257,667
Operating lease right-of-use assets	229,879	—
Investment and development properties, net	114,024	86,804
Investment in unconsolidated joint ventures	5,069	5,121
Goodwill	26,448	19,445
Intangible assets, net	4,320	7,369
Deferred tax assets, net	3,444	26,444
Other assets	6,668	6,129
Total Assets	$674,989	$439,237
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$29,436	$26,931
Film rent payable	8,716	8,661
Debt – current portion	36,736	30,393
Subordinated debt - current portion	644	—
Derivative financial instruments - current portion	109	41
Taxes payable	140	1,710
Deferred current revenue	11,324	9,264
Operating lease liabilities - current portion	20,379	—
Other current liabilities	3,653	9,305
Total Current Liabilities	111,137	86,305
Debt – long-term portion	140,602	106,286
Derivative financial instruments - non-current portion	233	145
Subordinated debt - non-current portion	29,030	26,061
Noncurrent tax liabilities	12,353	11,530
Operating lease liabilities - non-current portion	223,164	—
Other non-current liabilities	18,854	28,931
Total Liabilities	$535,373	$259,258
Commitments and Contingencies
Stockholders’ Equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
32,963,489 issued and 20,102,535 outstanding at December 31, 2019 and 33,112,337
issued and 21,194,748 outstanding at December 31, 2018	$231	$232
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2019 and 2018	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2019 and 2018	—	—
Additional paid-in capital	148,602	147,452
Retained earnings	20,647	47,048
Treasury shares, at cost	(39,737)	(25,222)
Accumulated other comprehensive income	5,589	6,115
Total Reading International, Inc. ("RDI") Stockholders’ Equity	135,349	175,642
Noncontrolling Interests	4,267	4,337
Total Stockholders’ Equity	$139,616	$179,979
Total Liabilities and Stockholders’ Equity	$674,989	$439,237

The accompanying Notes are an integral part of the Consolidated Financial Statements.

-  71  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Operations for the Three Years Ended December 31, 2019

(U.S. dollars in thousands, except share and per share data)

	2019	2018	2017
Revenues
Cinema	$262,189	$293,723	$263,141
Real estate	14,579	15,208	16,415
Total revenues	276,768	308,931	279,556
Costs and expenses
Cinema	(210,050)	(225,791)	(207,447)
Real estate	(9,453)	(9,904)	(9,437)
Depreciation and amortization	(22,747)	(22,275)	(16,942)
General and administrative	(25,395)	(27,337)	(25,347)
Total costs and expenses	(267,645)	(285,307)	(259,173)
Operating income (loss)	9,123	23,624	20,383
Interest expense, net	(7,904)	(6,837)	(6,194)
Casualty gain (loss)	—	—	9,217
Gain (loss) on sale of assets	(2)	(41)	9,360
Other income (expense)	325	(256)	588
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	1,542	16,490	33,354
Equity earnings of unconsolidated joint ventures	792	974	815
Income (loss) before income taxes	2,334	17,464	34,169
Income tax benefit (expense)	(28,837)	(3,298)	(3,293)
Net income (loss)	$(26,503)	$14,166	$30,876
Less: net income (loss) attributable to noncontrolling interests	(74)	132	11
Net income (loss) attributable to Reading International, Inc. common shareholders	$(26,429)	$14,034	$30,865
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(1.17)	$0.61	$1.34
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(1.17)	$0.60	$1.33
Weighted average number of shares outstanding–basic	22,631,754	22,991,277	23,041,190
Weighted average number of shares outstanding–diluted	22,784,122	23,208,991	23,247,969

The accompanying Notes are an integral part of the Consolidated Financial Statements.

-  72  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2019

(U.S. dollars in thousands)

	2019	2018	2017
Net income (loss)	$(26,503)	$14,166	$30,876
Foreign currency translation gain (loss)	(567)	(14,903)	8,810
Gain (loss) on cash flow hedges	(115)	(137)	—
Others	158	149	125
Comprehensive income (loss)	$(27,027)	$(725)	$39,811
Less: net income (loss) attributable to noncontrolling interests	(74)	132	11
Less: comprehensive income (loss) attributable to noncontrolling interests	2	(15)	19
Comprehensive income (loss) attributable to Reading International, Inc.	$(26,955)	$(842)	$39,781

The accompanying Notes are an integral part of the Consolidated Financial Statements.

-  73  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2019

(In thousands)

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2017	21,498	$230	1,680	$17	$144,569	$1,955	$(16,374)	$12,075	$142,472	$4,418	$146,890
Net income (loss)	—	—	—	—	—	30,865	—	—	30,865	11	30,876
Other comprehensive income, net	—	—	—	—	—	—	—	8,916	8,916	19	8,935
Share-based compensation expense	—	—	—	—	1,000	—	—	—	1,000	—	1,000
Share repurchase plan	(410)	—	—	—	—	—	(6,532)	—	(6,532)	—	(6,532)
Class A common stock issued for share-based bonuses and options exercised	90	1	—	—	329	—	—	—	330	—	330
In-kind exchange of share for the exercise of options, net issued	23	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	50	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	193	193
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(310)	(310)
At December 31, 2017	21,251	$231	1,680	$17	$145,898	$32,820	$(22,906)	$20,991	$177,051	$4,331	$181,382
Net income (loss)	—	—	—	—	—	14,034	—	—	14,034	132	14,166
Adjustments to opening retained earnings on adoption of ASC 606	—	—	—	—	—	194			194	(2)	192
Other comprehensive income, net	—	—	—	—	—	—	—	(14,876)	(14,876)	(15)	(14,891)
Share-based compensation expense	—	—	—	—	1,458	—	—	—	1,458	—	1,458
Share repurchase plan	(149)	—	—	—	—	—	(2,316)	—	(2,316)	—	(2,316)
Class A common stock issued for share-based bonuses and options exercised	35	—	—	—	219	—	—	—	219	—	219
In-kind exchange of share for the exercise of options, net issued	13	1	—	—	(74)	—	—	—	(73)	—	(73)
Restricted Stock Units	45	—	—	—	(49)	—	—	—	(49)	—	(49)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	82	82
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(191)	(191)
At December 31, 2018	21,195	$232	1,680	$17	$147,452	$47,048	$(25,222)	$6,115	$175,642	$4,337	$179,979
Net income (loss)	—	—	—	—	—	(26,429)	—	—	(26,429)	(74)	(26,503)
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	28	—	—	28	(46)	(18)
Other comprehensive income, net	—	—	—	—	—	—	—	(526)	(526)	2	(524)
Share-based compensation expense	—	—	—	—	1,463	—	—	—	1,463	—	1,463
Share repurchase plan	(1,159)	—	—	—	—	—	(14,518)	—	(14,518)	—	(14,518)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	(185)	—	—	—	(185)	—	(185)
Restricted Stock Units	66	1	—	—	(128)	—	—	—	(128)	—	(128)
Retirements	—	(2)	—	—	—	—	2	—	2	—	2
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	90	90
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(42)	(42)
At December 31, 2019	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616

The accompanying Notes are an integral part of the Consolidated Financial Statements.

-  74  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2019

(U.S. dollars in thousands)

	2019	2018	2017
Operating Activities
Net income (loss)	$(26,503)	$14,166	$30,876
Adjustments to reconcile net income to net cash flows from operating activities:
Equity earnings of unconsolidated joint ventures	(792)	(974)	(815)
Distributions of earnings from unconsolidated joint ventures	864	670	798
Gain recognized on foreign currency transactions	—	—	(563)
Net loss (gain) on sale of assets	2	41	(9,360)
Amortization of operating leases	20,765	—	—
Amortization of finance leases	165	—	—
Change in operating lease liabilities	(20,137)	—	—
Interest on hedged derivatives	(10)	5	—
Change in net deferred tax assets	23,115	(1,841)	4,030
Depreciation and amortization	22,747	22,275	16,942
Other amortization	952	1,161	1,406
Casualty (gain) loss	—	—	(9,217)
Share-based compensation expense	1,463	1,458	1,000
Net changes in operating assets and liabilities:
Receivables	704	2,868	(3,093)
Prepaid and other assets	(216)	(2,761)	350
Payments for accrued pension	(683)	(2,961)	—
Accounts payable and accrued expenses	508	2,562	(3,417)
Film rent payable	48	(4,525)	2,764
Taxes payable	(1,514)	(994)	(839)
Deferred revenue and other liabilities	3,129	1,495	(7,011)
Net cash provided by (used in) operating activities	24,607	32,645	23,851
Investing Activities
Purchases of and additions to operating and investment properties	(45,709)	(63,529)	(65,903)
Acquisition of business	(7,877)	—	—
Change in restricted cash	1,334	(1,326)	33
Demolition costs of operating property	—	—	(3,700)
Disposal of investment in unconsolidated joint ventures	—	—	(432)
Distributions from unconsolidated joint ventures	—	—	124
Cash settlement on insurance claim	323	—	18,415
Proceeds from sale of properties	—	—	44,677
Net cash provided by (used in) investing activities	(51,929)	(64,855)	(6,786)
Financing Activities
Repayment of long-term borrowings	(52,394)	(54,374)	(106,449)
Repayment of finance lease principle	(160)	—	—
Proceeds from borrowings	90,507	90,895	91,030
Capitalized borrowing costs	(526)	(1,230)	(39)
Repurchase of Class A nonvoting common stock	(11,152)	(2,316)	(6,532)
Proceeds from stock option exercises	(315)	344	52
Noncontrolling interest contributions	90	82	193
Noncontrolling interest distributions	(42)	(191)	(310)
Net cash provided by (used in) financing activities	26,008	33,210	(22,055)
Effect of exchange rate on cash	322	(1,541)	(359)
Net (decrease) in cash and cash equivalents	(992)	(541)	(5,349)
Cash and cash equivalents at the beginning of the year	13,127	13,668	19,017
Cash and cash equivalents at the end of the year	$12,135	$13,127	$13,668
Supplemental Disclosures
Interest paid	$10,650	$8,035	$4,880
Income taxes paid, net	7,038	8,941	9,245
Non-Cash Transactions
Lease make-good accrual	$902	$—	$—
In-kind exchange of stock for the exercise of options, net	—	—	788
Additions to long-term borrowings	3,519	—	—
Additions to operating and investing properties through accrued expenses	6,003	3,969	10,804

The accompanying Notes are an integral part of the Consolidated Financial Statements.

-  75  -

READING INTERNATIONAL, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for Three Years Ended December 31, 2019

________________________________________________________________________________________________________

NOTE 1 – DESCRIPTION OF BUSINESS AND SEGMENT REPORTING

The Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading,” and “we,” “us,” or “our”), was incorporated in 1999.  Our businesses consist primarily of:

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

The tables below summarize the results of operations for each of our business segments.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	2019			2018			2017
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$262,189	$14,579	$276,768	$293,723	$15,208	$308,931	$263,141	$16,415	$279,556
Inter-segment revenue (1)	—	7,326	7,326	—	9,027	9,027	—	7,573	7,573
Total segment revenue	262,189	21,905	284,094	293,723	24,235	317,958	263,141	23,988	287,129
Operating expense
Operating Expense - Third Party	(210,050)	(9,453)	(219,503)	(225,791)	(9,904)	(235,695)	(207,447)	(9,436)	(216,883)
Inter-Segment Operating Expenses (1)	(7,326)	—	(7,326)	(9,027)	—	(9,027)	(7,573)	—	(7,573)
Total of services and products (excluding depreciation and amortization)	(217,376)	(9,453)	(226,829)	(234,818)	(9,904)	(244,722)	(215,020)	(9,436)	(224,456)
Depreciation and amortization	(16,940)	(5,393)	(22,333)	(16,314)	(5,567)	(21,881)	(12,213)	(4,256)	(16,469)
General and administrative expense	(4,544)	(1,918)	(6,462)	(3,724)	(2,326)	(6,050)	(3,261)	(2,140)	(5,401)
Total operating expense	(238,860)	(16,764)	(255,624)	(254,856)	(17,797)	(272,653)	(230,494)	(15,832)	(246,326)
Segment operating income (loss)	$23,329	$5,141	$28,470	$38,867	$6,438	$45,305	$32,647	$8,156	$40,803

(1)	Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2019	2018	2017
Segment operating income (loss)	$28,470	$45,305	$40,803
Unallocated corporate expense:
Depreciation and amortization expense	(414)	(394)	(473)
General and administrative expense	(18,933)	(21,287)	(19,947)
Interest expense, net	(7,904)	(6,837)	(6,194)
Equity earnings of unconsolidated joint ventures	792	974	815
(Loss) gain on sale of assets	(2)	(41)	9,360
Casualty gain (loss)	—	—	9,217
Other (expense) income	325	(256)	588
Income (loss) before income taxes	$2,334	$17,464	$34,169

-  76  -

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	December 31,
(Dollars in thousands)	2019	2018
By segment:
Cinema	$364,905	$138,850
Real estate	295,213	263,782
Corporate (1)	14,871	36,605
Total assets	$674,989	$439,237
By country:
United States	$356,191	$220,986
Australia	248,031	156,768
New Zealand	70,767	61,483
Total assets	$674,989	$439,237

(1)	Corporate Assets includes cash and cash equivalents of $12.1 million and $13.1 million as of December 31, 2019 and 2018, respectively.

The following table sets forth our operating properties by country:

	December 31,
(Dollars in thousands)	2019	2018
United States	$91,704	$95,710
Australia	137,677	132,624
New Zealand	28,757	29,333
Total operating property	$258,138	$257,667

The table below summarizes capital expenditures for the three years ended December 31, 2019:

(Dollars in thousands)	2019	2018	2017
Segment capital expenditures	$47,555	$56,795	$76,300
Corporate capital expenditures	167	32	408
Total capital expenditures	$47,722	$56,827	$76,708

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).    These consolidated financial statements include the accounts of our wholly owned subsidiaries, which are RDGE, CRG, and CDL.  We have also consolidated the following entities that are not wholly owned for which we have control:

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

Our investment interests in certain joint venture arrangements, for which we own between 20% to 50% and for which we have no control over the operations, are accounted for as unconsolidated joint ventures, and hence, recorded in the consolidated financial statements under the equity method. These investment interests include our:

•	33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia;
•	50% undivided interest in the unincorporated joint venture that owns Rialto Cinemas in New Zealand.

-  77  -

We consider that we have control over our partially owned subsidiaries and joint venture interests (collectively “investee”) when these conditions exist:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Hence, actual results may differ from those estimates.  Significant estimates and assumptions include, but are not limited to:

(i)	projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles);
(ii)	valuations of our derivative instruments;
(iii)	allocation of insurance proceeds to various recoverable components;
(iv)	recoverability of our deferred tax;
(v)	estimation of our Incremental Borrowing Rate (“IBR”) as relates to the valuation of our right-of-use assets and lease liabilities; and,
(vi)	estimation of gift card and gift certificate breakage where we have concluded that the likelihood of redemption is remote.

Revenue Recognition

(i)	Cinema Exhibition Segment (all net of related taxes):
•

Sales of Cinema tickets (excluding bulk and advanced ticket sales) and food and beverage (“F&B”) sales – recognized when sold and collected, either in cash or credit card at our theatre locations and through our online selling channels;

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

-  78  -

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase as cash equivalents for which cost approximates fair value.

Receivables

Our receivables balance is composed primarily of credit card and booking agent receivables, representing the purchase price of tickets, food & beverage items, or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily made up of the sales tax refund receivable from our Australian taxing authorities, rents receivable from our third-party tenants, and the management fee receivable from the managed cinemas and property damage insurance recovery proceeds. We have no history of significant bad debt losses and we have established an allowance for accounts that we deem uncollectible.

Inventory

Inventory is composed of food and beverage items in our theater operation and books and associated stationery items at our State Cinema bookstore, and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant.  At December 31, 2019 and 2018, our restricted cash balance, included as part of prepaid and other current assets, was $7,000 and $1.3 million, respectively.

Derivative Financial Instruments

From time to time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. Derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statements of Operations or, in the case of accounting hedges, in Other Comprehensive Income and then reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings. The cash flows from interest rate derivatives are classified as cashflows provided by operating activities in the Consolidated Cashflow Statement, as are the hedged transactions. As of December 31, 2019 and 2018 we have unfavorable derivative positions designated as accounting hedges of $342,000 and $186,000, respectively.

Operating Properties, net

Our Operating Properties consist of land, buildings and improvements, leasehold improvements, fixtures and equipment, which we use to derive operating income associated with our two business segments, cinema exhibition and real estate.  Buildings and improvements, leasehold improvements, fixtures and equipment are initially recorded at the lower of cost or fair market value and depreciated over the useful lives of the related assets.  Land is not depreciated.  Expenditures relating to renovations, betterments or improvements to existing assets are capitalized if they improve or extend the lives of the respective assets and/or provide long-term future net cash inflows, including the potential for cost savings.

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

-  79  -

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

(i)

Impairment of Long-lived Assets (other than Goodwill and Intangible Assets with indefinite lives) – we evaluate our long-lived assets and finite-lived intangible assets using historical and projected data of cash flows as our primary indicator of potential impairment and we take into consideration the seasonality of our business. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.  Following the adoption of Accounting Standards Codification 842 Leases, we include all relevant right-of-use assets in our impairment assessments, and exclude the related lease liabilities and payments.  For certain non-income producing properties or for those assets with no consistent historical or projected cash flows, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.

No impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2019, based on historical information and projected cash flow. We recorded a write-down of the carrying amount of our parking structure adjacent to our Courtenay Central ETC in Wellington, New Zealand due to earthquake damage during the Fourth Quarter of 2016, which was subsequently fully recovered through the final insurance settlement in May 2017.  Refer to Note 21 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for further details.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2019.

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

Property Held for Sale

When a property is classified as held for sale, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  As of December 31, 2016, we classified our landholding in Burwood, Australia as land held for sale as a result of a sale transaction on May 12, 2014. This transaction closed during December 2017.  Refer to Note 4 – Real Estate Transactions for details.

-  80  -

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and or financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized on the effective interest method.  Net deferred financing costs are presented as a reduction in the associated debt account (see Note 10 – Borrowings).

Film Rental Costs

Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors.

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $1.8 million, $2.4 million, and $2.3 million 2019,  2018, and 2017, respectively.

Operating Leases

As Lessee

The majority of our cinema operations are conducted in premises under non-cancellable lease arrangements. Prior to January 1, 2019, under Accounting Standards Codification (“ASC”) 840 Leases, such lease arrangements were classified as operating leases, and the related lease expenses recorded on a straight-line basis over the initial base terms, taking into account any rate change clauses.

Following the adoption of ASC 842 Leases effective January 1, 2019, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities, current and non-current, in our consolidated balance sheets. Finance leases are included in operating properties, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which we do not separate. For certain equipment leases, such as cinema equipment, we account for the lease and non-lease components as a single lease component.

As Lessor

As part of our real estate operations, we own certain real estate property in the U.S., Australia and New Zealand which we lease to third parties. We recognize lease payments for operating leases as property revenue on a straight-line basis over the lease term. Lease incentive payments we make to lessees are amortized as a reduction in property revenue over the lease term. The lease term includes all non-cancellable periods contracted for within the lease and excludes any option periods which a tenant may hold.

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

Treasury Shares

In recent years, we repurchased our own Class A common shares as part of a publicly announced stock repurchase plan.  We account for these repurchases using the cost method and present these as a separate line within the Stockholders’ Equity section in our consolidated balance sheets.  Refer to Note 14 – Share-based Compensation and Repurchase Plans for further details of our stock repurchase plan.

-  81  -

Insurance Recoveries and Other Contingency Matters

(i)	Loss contingencies – we record any loss contingencies if there is a “probable” likelihood that the liability had been incurred, and the amount of the loss can be reasonably estimated.

(ii)	Gain contingencies:
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

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred.  For the years ended December 31, 2019,  2018, and 2017, we recorded gains/(losses) relating to litigation settlement of ($67,000),  $nil, and $1.8 million, respectively.

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

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2019:

	As of and for the year ended December 31, 2019	As of and for the year ended December 31, 2018	As of and for the year ended December 31, 2017
Spot Rate
Australian Dollar	0.7030	0.7046	0.7815
New Zealand Dollar	0.6745	0.6711	0.7100
Average Rate
Australian Dollar	0.6954	0.7479	0.7670
New Zealand Dollar	0.6593	0.6930	0.7111

Income Taxes

We account for income taxes under an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled and are classified as noncurrent on the balance sheets in accordance with current U.S. GAAP. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable (refundable) for the period and the change during the period in deferred tax assets and liabilities. The effect of a change in tax rates or law on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

-  82  -

income tax expense and record the related liabilities in income tax related balance sheet accounts.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which it is determined a change in recognition or measurement is appropriate.

The Tax Act creates a new requirement for U.S. corporations to include in U.S. taxable income certain earnings of their foreign subsidiaries, effective beginning tax year 2018. The Global Intangible Low Taxed Income (“GILTI”) framework introduces a new tax on foreign earnings of U.S. based consolidated groups. We record taxes related to GILTI as a current-period expense when incurred.

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings (loss) per share amounts. Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the year, which is calculated using the treasury-stock method for equity-based awards. Common equivalent shares are excluded from the computation of diluted earnings (loss) per share in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

Business Acquisition Valuation and Purchase Price Allocation

In recent years, our business acquisition efforts have been focused on our real estate segment however, in 2019 we completed two acquisitions of established cinemas in Tasmania, Australia.  For acquisitions meeting the definition of a “business” in accordance with ASC 805, Business Combinations, the assets acquired, and the liabilities assumed are recorded at their fair values as of the acquisition date.  To accomplish this, we typically obtain third-party valuations to allocate the purchase price to the assets acquired and liabilities assumed, including both tangible and intangible components.  The determination of the fair values of the acquisition components and its related determination of the estimated lives of depreciable tangible assets and amortizing intangible assets/liabilities require significant judgment and several considerations, described as follows:

(i)

Tangible assets – we allocate the purchase price to the tangible assets of an acquired property (which typically includes land, building and site/tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant.  Estimates of fair value for land are based on factors such as comparisons to other properties sold in the same geographic area adjusted for unique characteristics. Estimates of fair values of buildings,  and site/tenant improvements are based on present values determined based upon the application of hypothetical leases with market rates and terms. Estimates of plant and equipment, leasehold improvements and any cinema related equipment are based on their current market values with relation to their age and condition. Building and site improvements are depreciated over their remaining economic lives, while tenant improvements are depreciated over the remaining non-cancelable terms of the respective leases. Plant and equipment, leasehold improvements and any cinema related equipment are depreciated over the shorter of their useful economic lives and the underlying cinema lease.

(ii)	Intangible assets and liabilities – the valuation of the intangible assets and liabilities in a typical real estate acquisition is described below:
•

Above-market and below-market leases – where we are the lessor, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market lease values (an intangible asset) and capitalized below-market lease values (an intangible liability) over the remaining non-cancelable terms of the respective leases. Where we are the lessee, and lease arrangements entered into are assessed under ASC 842 Leases.

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

-  83  -

We amortize the value of in-place leases and unamortized leasing origination costs to expense over the remaining term of the respective leases.  Should a tenant terminate its lease, the unamortized portion of the in-place lease values and leasing origination costs will be charged to expense.

Intangible assets acquired in cinema business combination typically relate to the brand of the underlying business being acquired. Such fair valuations are determined through relation to

These assessments have a direct impact on revenue and net income, particularly on the depreciable base of the allocated assets which will impact the timing of expense allocation.  In accordance with our adoption of ASU 2015-16, we record the changes in depreciation and amortization in the period we finalized our purchase price allocation.

Accounting Changes

Recently Adopted and Issued Accounting Pronouncements

Adopted:

ASC 842 Leases

On January 1, 2019, we adopted the new accounting standard ASC 842 Leases using the current-period adjustment method. We recognized the cumulative effect of initially applying the new leasing standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The standard had a material impact on our consolidated balance sheets, but not on our consolidated statements of operations or statements of cash flow.

The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of ASC 842 Leases were as follows:

(Dollars in thousands)	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
Assets
Operating property, net	$257,667	$370	$258,037
Operating lease right-of-use assets	—	232,319	232,319
Intangible assets, net	7,369	(3,542)	3,827
Deferred tax asset, net	26,444	82	26,526
Liabilities
Operating lease liabilities	$—	$245,280	$245,280
Other non-current liabilities	28,931	(16,033)	12,898
Stockholders' Equity
Non-controlling interest	$4,337	$(46)	$4,291
Retained earnings	47,048	28	47,076

In accordance with the new lease accounting standard requirements, the disclosure of the impact of adoption on our consolidated statements of operations and balance sheet was as follows:

	December 31, 2019
(Dollars in thousands)	As Reported, December 31, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Cinema costs and expenses	$210,050	$210,110	$(60)
Depreciation and amortization	22,747	22,582	165
General and administrative	25,395	25,569	(174)
Interest expense, net	7,904	7,891	13
Income tax (benefit) expense	28,837	28,819	18
Net income (loss)	$(26,503)	$(26,541)	$38

-  84  -

(Dollars in thousands)	As Reported, December 31, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Assets
Operating property, net	$258,138	$257,933	$205
Intangible assets	4,320	7,523	(3,203)
Operating lease right-of-use assets	229,879	—	229,879
Deferred tax asset, net	3,444	3,380	64
Liabilities
Other current liabilities	$3,653	$3,789	$(136)
Operating lease liabilities, current	20,379	—	20,379
Other non-current liabilities	18,854	35,276	(16,422)
Operating lease liabilities, non-current	223,164	—	223,164
Stockholders' Equity
Retained earnings	$139,616	$139,578	$38

Refer to Note 2 – Summary of Significant Accounting Policies for a description of our new lease accounting recognition policies

ASC 606 Revenue from Contracts with Customers

On January 1, 2018, we adopted the new accounting standard ASC 606 Revenue from Contracts with Customers using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard was immaterial to our net income and cash flows from operations.

Our cinema and food and beverage revenue continues to be recognized upon sale and completion of the provision of the movie or performance, or delivery of food and beverage items. Where necessary, revenue is deferred until these obligations are discharged. Property rentals continue to be recognized on a straight-line basis, and live theatre license fees continue to be based on a percentage of weekly ticket sales. Under the new standard, rewards owed to and points accrued by members of our customer loyalty programs are held as deferred revenue. Revenue from unredeemed gift cards and certificates (known as “breakage” in our industry) is recognized in proportion to the pattern of rights exercised by the customer, when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 Revenue from Contracts with Customers were as follows:

(Dollars in thousands)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Deferred income taxes	$24,746	$(161)	$24,585
Liabilities
Deferred current revenue	$9,850	$(355)	$9,495
Stockholders' Equity
Retained earnings	$33,056	$194	$33,250

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statements of operations and balance sheet was as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(Dollars in thousands)	As Reported, December 31, 2019	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)	As Reported, December 31, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Revenues
Cinema	$262,189	$262,777	$(588)	$293,723	$293,516	$207
Income tax expense	(28,837)	(29,014)	(177)	(3,298)	(3,234)	64
Net income (loss)	$(26,503)	$(26,091)	$(412)	$14,166	$14,309	$143

-  85  -

(Dollars in thousands)	As Reported, December 31, 2019	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Assets
Deferred income taxes	$3,444	$3,267	$177
Liabilities
Deferred current revenue	$11,324	$10,736	$588
Stockholders' Equity
Retained earnings	$20,647	$21,059	$(412)

(Dollars in thousands)	As Reported, December 31, 2018	Balances Without Adoption of ASC 606	Effect of change Higher / (Lower)
Assets
Deferred income taxes	$26,444	$26,508	$(64)
Liabilities
Deferred current revenue	$9,264	$9,471	$(207)
Stockholders' Equity
Retained earnings	$47,048	$46,905	$143

Refer to Note 2 – Summary of Significant Accounting Policies for a description of our new revenue recognition policies, and to Note 1- Description of Business and Segment Reporting for a disaggregation of our revenue sources.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows, Topic 230: Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This standard requires that amounts generally described as restricted cash and cash equivalents should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Adoption of this standard did not have a material effect on our consolidated statement of cash flows.

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard applies to eight (8) specific cash flow classification issues, reducing the current and potential future diversity in the presentation of certain cash flows. Adoption of this standard did not have a material effect on our consolidated statement of cash flows.

On January 1, 2018, the Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard (i) requires that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) specifies how to present the service cost component and the other components of net benefit cost in the income statement and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization.  Adoption of this standard did not have a material effect on our consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This ASU provides that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a “business”, thus reducing the number of transactions that need further evaluation for business combination.   Adoption of this standard did not have a material effect on our current consolidated financial statements.

On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This new guidance, which became effective for fiscal years beginning after December 15, 2016, provides for the simplification of several aspects of the accounting for share-based payment transactions, including (i) accounting for tax benefits in excess of compensation cost and tax deficiencies, (ii) accounting for forfeitures, and (iii) classification on the statement of cash flows. The only significant impact of the adoption of this new guidance to us is the immediate recognition of excess tax benefits (or “windfalls”) and tax deficiencies (or “shortfalls”) in the consolidated statements of operations.  Previously, (i) tax windfalls were recorded in additional paid-in capital (“APIC”) in the consolidated statement of stockholders’ equity and (ii) tax shortfalls were recorded in APIC to the extent of previous windfalls and then to the consolidated statements of operations.  Adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.

-  86  -

Issued:

❖	ASUs Effective 2020 and Beyond

•	Goodwill Impairment Simplification (ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment)

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

•	Current Expected Credit Loss (“CECL”) (ASU 2016-13, Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard will be adopted upon the effective date for us beginning January 1, 2020. We have no history of significant bad debt losses, and as such do not anticipate the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

Prior period financial statement correction of immaterial errors

Sales tax

During the fourth quarter of 2019, we identified immaterial errors related to the accounting for sales tax certain products sold from cinemas dating back to 2017. These errors resulted in an overstatement of revenue for certain periods.

We assessed the materiality of these errors on our financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the aggregate amount of $993,000 related to the prior period immaterial errors through September 30, 2019, would have been material to the full year Consolidated Statements of Operations to December 31, 2019, presented within this Form 10-K. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein.

The following is a summary of the previously issued financial statement line items for all periods and statements included in this Form 10-K report affected by the correction.

Consolidated Statements of Operations:

	Year Ended December 31, 2018			Year Ended December 31, 2017
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cinema revenue	$294,177	(455)	293,723	$263,464	(323)	263,141
Total revenue	309,385	(455)	308,931	279,879	(323)	279,556
Operating income (loss)	24,078	(455)	23,623	20,706	(323)	20,383
Income (loss) before income taxes	17,918	(455)	17,463	34,492	(323)	34,169
Income tax (expense) benefit	(3,420)	122	(3,298)	(3,380)	87	(3,293)
Net income (loss)	14,498	(332)	14,166	31,112	(236)	30,876
Net income (loss) attributable to Reading International, Inc. common shareholders	14,366	(332)	14,034	31,101	(236)	30,865

Basic earnings (loss) per share	$0.62	(0.01)	0.61	$1.35	(0.01)	1.34
Diluted earnings (loss) per share	0.62	(0.02)	0.60	1.34	(0.01)	1.33

-  87  -

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2017	$146,890	$—	$146,890
Net income (loss) attributable to Reading International, Inc. common shareholders	31,101	(236)	30,865
Equity at December 31, 2017	181,618	(236)	181,382

Equity at January 1, 2018	$181,618	$(236)	$181,382
Net income (loss) attributable to Reading International, Inc. common shareholders	14,366	(332)	14,034
Equity at December 31, 2018	180,547	(568)	179,979

	As at December 31, 2018			As at December 31, 2017
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferred tax assets, net	$26,235	$209	$26,444	$24,746	$87	$24,833
Total assets	439,028	209	439,237	423,403	87	423,490

Accounts payable and accrued liabilities	$26,154	$777	$26,931	$34,359	$323	$34,682
Total current liabilities	85,528	777	86,305	80,446	323	80,769
Total liabilities	258,481	777	259,258	241,785	323	242,108

Retained earnings	$47,616	$(568)	$47,048	$33,056	$(236)	$32,820
Total stockholders' equity	180,547	(568)	179,979	181,618	(236)	181,382

Consolidated Statements of Cash Flows:

	Year Ended December 31, 2018			Year Ended December 31, 2017
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$14,498	$(332)	$14,166	$31,112	$(236)	$30,876
Change in net deferred tax assets	(1,719)	(122)	(1,841)	4,117	(87)	4,030
Accounts payable and accrued expenses	2,107	455	2,562	(3,740)	323	(3,417)
Net cash provided by operating activities	32,645	—	32,645	23,851	—	23,851

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2019:

(Dollars in thousands, except share and per share data)	2019	2018	2017
Numerator:
Net income (loss) attributable to RDI common stockholders	$(26,429)	$14,034	$30,865
Denominator:
Weighted average shares of common stock – basic	22,631,754	22,991,277	23,041,190
Weighted average dilutive impact of stock-based awards	152,368	217,714	206,779
Weighted average shares of common stock – diluted	22,784,122	23,208,991	23,247,969
Basic earnings (loss) per share attributable to RDI common stockholders	$(1.17)	$0.61	$1.34
Diluted earnings (loss) per share attributable to RDI common stockholders	$(1.17)	$0.60	$1.33
Awards excluded from diluted earnings (loss) per share	516,010	276,681	149,841

Outstanding awards of 516,010 were excluded from the computation of dilutive shares for the year ended December 31, 2019, as they were anti-dilutive because of the net loss from continuing operations.

-  88  -

NOTE 4 – REAL ESTATE TRANSACTIONS

Discussed below are the real estate transactions affecting the presentation in our consolidated balance sheets as of December 31, 2019 and 2018, and the profitability determination in our consolidated statements of income for the three years ended December 31, 2019:

Real Estate Sales

Landholding in Burwood, Australia (Initiated 2015, Settled 2017)

On May 12, 2014, we entered into a contract to sell our undeveloped 50.6-acre parcel in Burwood, Victoria, Australia, to Australand Holdings Limited (now known as Frasers Property Australia, “Frasers”) for a purchase price of $50.6 million (AU$65.0 million).  We received $5.9 million (AU$6.5 million) on May 23, 2014, $16.6 million (AU$21.8 million) on June 19, 2017 and final settlement on December 14, 2017 of $28.1 million (AU$36.6 million).

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

Real Estate Acquisitions

Exercise of Option to Acquire Ground Lessee’s Interest in Ground Lease and Improvements Constituting the Village East Cinema

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13-year ground lease underlying and the real property assets constituent with our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It is anticipated that the transaction will close on or about May 31, 2021.

On March 12, 2020, we amended the original agreement to (i) extend the term of the lease to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at SHC’s request, in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us.  That put right had previously expired on December 4, 2019.  We are advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right.  We believe that the reinstatement and extension of this put right is immaterial to our Company, since we have in fact already exercised our option, are in fact under contract with SHC to acquire SHC’s interest in the Village East Cinema and have every intention of completing that acquisition.

Building & Landholding in Auburn, Australia (Asset Acquisition, 2018)

On June 29, 2018, we added 20,870 square feet of land, improved with a 16,830 square foot office building, to our Auburn Redyard entertainment-themed center (“ETC”).  The property was acquired at auction for $3.5 million (AU$4.5 million) and is bordered by our existing ETC on three sides. The property is leased to Telstra through July 2022.  This lease will allow us time to plan for the efficient integration of the property into our ETC.  With this acquisition, Auburn Redyard now represents approximately 519,358 square feet of land, with approximately 1,641 feet of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

Landholding Acquisition in Townsville, Australia (Asset Acquisition, 2018)

On June 13, 2018, we acquired a 163,000 square foot parcel of land at our Cannon Park ETC, in connection with the restructuring of our relationship with the adjacent landowner. Prior to the restructuring, this parcel was commonly owned by us and the adjoining landowner. In the restructuring, the adjoining landowner conveyed to us its interest in the parcel for AU$1. We granted the adjoining landowner certain access rights with respect to that parcel.

-  89  -

NOTE 5 – PROPERTIES AND EQUIPMENT

Operating Property, Net

Property associated with our operating activities is summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Land	$75,663	$75,689
Building and improvements	149,852	149,734
Leasehold improvements	56,912	55,299
Fixtures and equipment	186,949	167,943
Construction-in-progress	5,484	3,478
Total cost	474,860	452,143
Less: accumulated depreciation	(216,722)	(194,476)
Operating Properties, net	$258,138	$257,667

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2019 and 2018 are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Building and improvements
Gross balance	$67,766	$67,887
Less: Accumulated depreciation	20,220	17,709
Net Book Value	$47,546	$50,178

Depreciation expense for operating property was $22.0 million, $19.5 million, and $14.0 million for the year ended December 31, 2019,  2018 and 2017, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Land	$24,446	$24,371
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	87,678	60,533
Investment and development property, net	$114,024	$86,804

For the year ended December 31, 2019 and 2018, we capitalized interest charges of $6.2 million and $3.3 million pertaining to our on-going development projects.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.  The table below summarizes our active investment holdings in two unconsolidated joint ventures:

		December 31,
(Dollars in thousands)	Interest	2019	2018
Mt. Gravatt	33.3%	$3,894	$3,861
Rialto Cinemas	50.0%	1,175	1,260
Total Joint Ventures		$5,069	$5,121

-  90  -

Our recorded share of equity earnings from our investments in unconsolidated joint ventures are as follows:

(Dollars in thousands)	2019	2018	2017
Mt. Gravatt	$674	$690	$726
Rialto Cinemas	118	284	89
Rialto Distribution	—	—	—
Total equity earnings	$792	$974	$815

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

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2018	$15,052	$5,224	$20,276
Foreign currency translation adjustment	(831)	—	(831)
Balance at December 31, 2018	$14,221	$5,224	$19,445
Change in goodwill due to purchase of business	7,126	—	7,126
Foreign currency translation adjustment	(123)	—	(123)
Balance at December 31, 2019	$21,224	$5,224	$26,448

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2019.  The assessment results indicated that there is no impairment to our goodwill as of December 31, 2019.

The tables below summarize intangible assets other than goodwill:

	December 31, 2019
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$15,048	$7,258	$3,145	$25,451
Less: accumulated amortization	(14,496)	(5,449)	(1,186)	(21,131)
Net intangible assets other than goodwill	$552	$1,809	$1,959	$4,320

	December 31, 2018
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$28,592	$7,254	$1,951	$37,797
Less: accumulated amortization	(24,145)	(5,207)	(1,076)	(30,428)
Net intangible assets other than goodwill	$4,447	$2,047	$875	$7,369

-  91  -

Beneficial leases obtained from business combinations relating to our arrangements as lessee were amortized over the life of the lease up to 30 years until January 1, 2019. Under ASC 842 they are now incorporated into the relevant right-of-use asset. The remaining balance of beneficial leases relates to our operations as lessor. Trade names are amortized using an accelerated amortization method over an estimated useful life of 30 years, and other intangible assets over their estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $496,000 and $496,000 as of December 31, 2019 and 2018).  For the years ended December 31, 2019,  2018, and 2017, our amortization expense was $0.7 million, $1.9 million, and $1.7 million, respectively.

As of December 31, 2019, the estimated amortization expense for our amortizable intangibles, in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2020	$788
2021	788
2022	749
2023	367
2024	284
Thereafter	848
Total future amortization expense	$3,824

NOTE 8 – PREPAID AND OTHER ASSETS

Prepaid and other assets are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Prepaid and other current assets
Prepaid expenses	$2,163	$1,761
Prepaid taxes	912	646
Income taxes receivable	1,669	2,704
Prepaid rent	1,093	930
Deposits	214	242
Restricted cash	7	1,342
Investments in marketable securities	47	42
Total prepaid and other current assets	$6,105	$7,667
Other non-current assets
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	4,689	4,150
Long-term deposits	7	7
Total non-current assets	$6,668	$6,129

NOTE 9 - INCOME TAXES

Income before income taxes includes the following:

(Dollars in thousands)	2019	2018	2017
United States	$(11,539)	$(3,493)	$(5,466)
Foreign	13,081	19,983	38,820
Income (loss) before income taxes and equity earnings of unconsolidated joint ventures	$1,542	$16,490	$33,354
Equity earnings of unconsolidated joint ventures:
United States	—	—	—
Foreign	792	974	815
Income (loss) before income taxes	$2,334	$17,464	$34,169

-  92  -

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2019	2018	2017
Current income tax expense (benefit)
Federal(1)	$239	$297	$(7,846)
State	391	382	775
Foreign	5,648	6,158	7,079
Total	6,278	6,837	8
Deferred income tax expense (benefit)
Federal	17,277	(3,991)	3,567
State	6,204	22	(2,351)
Foreign	(922)	430	2,069
Total	22,559	(3,539)	3,285
Total income tax expense (benefit)	$28,837	$3,298	$3,293

(1)	The 2017 amount includes a federal tax benefit of $7,785 related to changes in unrecognized tax benefits and related interest.

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Deferred Tax Assets:
Net operating loss carry-forwards	$9,398	$8,199
Alternative minimum tax credit carry-forwards	661	1,117
Foreign Tax Credit	3,114	2,715
Compensation and employee benefits	3,731	3,906
Deferred revenue	2,912	2,266
Accrued expenses	4,385	7,126
Accrued taxes	2,193	2,086
Lease obligations	68,320	—
Land and property	7,886	7,372
Total Deferred Tax Assets	102,600	34,787
Deferred Tax Liabilities:
Lease liabilities	(64,551)	—
Intangibles	(352)	(1,256)
Other	(307)	(367)
Total Deferred Tax Liabilities	(65,210)	(1,623)
Net deferred tax assets before valuation allowance	37,390	33,164
Valuation allowance	(33,946)	(6,720)
Net deferred tax asset	$3,444	$26,444

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized.  In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2019, based on all available evidence, we believe the U.S. and state deferred tax assets as well as New Zealand loss carry-forwards do not support a conclusion of being more-likely-than-not to be realized, except for the carried forward tax credits relating to the U.S. alternative minimum tax. Accordingly, we recorded an increase to valuation allowance of $27.2 million.  We reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded.

As of December 31, 2019, we had the following carry-forwards:

•	approximately $3.6 million in Federal loss carry-forwards with no expiration date;
•	approximately $1.2 million in U.S. alternative minimum tax credit carry-forwards with no expiration date and $661,000 is refundable in 2020;
•	approximately $5.3 million in California loss carry-forwards expiring in 2038;
•	approximately $4.1 million in Hawaii loss carry-forwards expiring in 2038;
•	approximately $0.3 million in New Jersey state loss carry-forwards expiring in 2039;
•	approximately $44.1 million in New York state loss carry-forwards substantially expiring in 2034;

-  93  -

•	approximately $44.0 million in New York city loss carry-forwards substantially expiring in 2034; and,
•	approximately $8.8 million in available New Zealand loss carry-forwards with no expiration date.

We expect no substantial limitations on the future use of U.S. or foreign loss carry-forwards.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2019	2018	2017
Expected tax provision	$490	$3,668	$12,005
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	1,269	1,874	(2,160)
Change in valuation allowance	19,950	(451)	(905)
State and local tax provision	6,595	378	(560)
Prior year adjustment	85	40	(79)
Unrecognized tax benefits	257	438	(8,498)
Advance to Overseas Subsidiary	—	—	(7,620)
Impact of Tax Act	—	(2,265)	13,018
Non-taxable insurance proceeds	—	—	(1,871)
GILTI	103	193	—
Foreign Tax Credit	(81)	(846)	—
Other	169	269	(37)
Total income tax expense (benefit)	$28,837	$3,298	$3,293

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

The undistributed earnings of the Company's Australian subsidiaries are considered to be indefinitely reinvested cumulative to December 31, 2017. Accordingly, no provision for state income taxes has been provided on those undistributed earnings. Due to the 2017 enactment of the Tax Act, future repatriations of foreign earnings will generally not be subject to U.S. federal taxation but may incur minimal state taxes.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2019, 2018, and 2017:

(Dollars in thousands)	2019	2018	2017
Unrecognized tax benefits – gross beginning balance	$4,709	$3,123	$11,480
Gross increase (decrease) - prior year tax positions	(148)	2,304	(7,905)
Gross increase (decrease) - current year tax positions	—	—	—
Settlements	(479)	(718)	(452)
Unrecognized tax benefits – gross ending balance	$4,082	$4,709	$3,123

As of December 31, 2019 and 2018, if recognized, $4.1 million and $4.7 million respectively, of the unrecognized tax benefits would impact the Company’s effective tax rate.

During the year ended December 31, 2018, we recorded an increase to tax interest of $430,000, resulting in a total $9.5 million in interest. During the year ended December 31, 2019, we recorded an increase to tax interest of $0.7 million, resulting in a total $10.2 million in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax

-  94  -

positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2019, revaluation of current uncertain tax positions, and expiring statutes of limitations.

Generally, changes to our federal and most state income tax returns for the calendar year 2015 and earlier are barred by statutes of limitations. The Internal Revenue Service (“IRS”) examined the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997. CRG was a stand-alone entity in the year of audit but is now a wholly owned subsidiary of the Company. In Tax Court, CRG and the IRS agreed to compromise the claims made by the IRS against CRG, and the court order was entered on January 6, 2011.

As of December 31, 2019, federal income tax returns for 2016 and after are open for examination, with the 2015 return being currently under examination. California worldwide unitary income tax returns for 2015 and after are open for examination. Income tax returns filed in Puerto Rico for calendar year 2015 and after are open for examination. Australia income tax returns for calendar years 2015 and after are open for examination.  A review of Australian returns for 2014 and 2015 has been completed with final terms concluded during 2019.  Generally, New Zealand returns for calendar years 2014 and after remain open for examination.  An examination of New Zealand income tax returns for calendar year 2009 and after has been completed during 2019.

NOTE 10 – BORROWINGS

The Company’s borrowings at December 31, 2019 and 2018, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2019
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,311	5.94%	5.94%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	33,500	33,445	4.80%	4.80%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	—	—	4.80%	4.80%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	18,658	18,658	18,532	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,887	3.74%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,260	9,260	9,153	4.64% / 4.44%	4.64%
Union Square Construction Financing (USA)	December 29, 2020	50,000	36,048	36,035	6.02%	6.02%
Purchase Money Promissory Note	September 18, 2024	3,363	3,363	3,363	5.00%	5.00%
Denominated in foreign currency ("FC")(3)
NAB Corporate Term Loan (AU)	December 31, 2023	84,360	65,731	65,541	1.77%	1.77%
Westpac Bank Corporate (NZ)	December 31, 2023	21,584	6,745	6,745	3.05%	3.05%
Total		$283,138	$209,218	$207,012

(1)	Net of deferred financing costs amounting to $2.2 million.
(2)	The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.
(3)	The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2019.

	As of December 31, 2018
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,061	6.52%	6.52%
Bank of America Credit Facility (USA)	May 1, 2020	55,000	25,000	25,000	5.02%	5.02%
Bank of America Line of Credit (USA)	October 31, 2019	5,000	—	—	5.48%	5.48%
Banc of America digital projector loan (USA)	December 28, 2019	2,604	2,604	2,604	5.00%	5.00%
Cinema 1, 2, 3 Term Loan (USA)	September 1, 2019	19,086	19,086	18,838	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)	November 1, 2023	8,000	8,000	7,857	4.88%	4.88%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,495	9,495	9,373	4.64% / 4.44%	4.61%
Union Square Construction Financing (USA)	December 29, 2019	57,500	27,182	25,280	6.76% / 12.51%	8.35%
Denominated in foreign currency ("FC")(2)
NAB Corporate Loan Facility (AU)	December 31, 2023	46,856	37,696	37,660	3.05%	3.05%
Westpac Corporate Credit Facility (NZ)	December 31, 2023	21,475	10,067	10,067	3.80%	3.80%
Total		$252,929	$167,043	$162,740

(1)	Net of deferred financing costs amounting to $4.3 million.
(2)	The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollar based on exchange rates as of December 31, 2018.

-  95  -

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

(Dollars in thousands)	December 31,
Balance Sheet Caption	2019	2018
Debt - current portion	$36,736	$30,393
Debt - long-term portion	140,602	106,286
Subordinated debt - current portion	644	—
Subordinated debt - long-term portion	29,030	26,061
Total borrowings	$207,012	$162,740

Debt denominated in USD

Bank of America Credit Facility

On March 3, 2016, we amended our $55.0 million credit facility with Bank of America to permit real property acquisition loans.  This amendment reduces the applicable consolidated leverage ratio covenant by 0.25% and modifies the term of the facility based on the earlier of the eighteen months from the date of such borrowing or the maturity date of the credit agreement.  Such modification was not considered substantial in accordance with U.S. GAAP. On March 5, 2019, this Credit Facility was extended for six (6) months to May 1, 2020. On August 8, 2019, this Credit Facility was extended by an additional four months to September 1, 2020. On March 6, 2020, we completed the refinancing of this $55.0 million facility, wherein the maturity date was extended to March 6, 2023. The refinanced facility carries an interest rate of 2.5% - 3.0%, depending on certain financial ratios plus a variable rate based on the loan defined “Eurodollar” interest rate.

Bank of America Line of Credit

In October 2016, the term of this $5.0 million line of credit was extended to October 31, 2019.  Such modification was not considered to be substantial under U.S. GAAP. On August 8, 2019, this Line of Credit was extended an additional ten months to September 1, 2020.  On  March 6, 2020, we completed the refinancing of this Line of Credit, wherein the maturity was extended to March 6, 2023.

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theaters, with a loan for a five year term of $8.0 million. Such modification was not considered to be substantial under U.S. GAAP.

Banc of America Digital Projector Loan

On February 5, 2018, we purchased our U.S. digital cinema projectors, which had previously been held on operating leases, using a $4.6 million loan from Banc of America. We made further U.S. digital cinema projector purchases, of projectors similarly held on other operating leases, in March and April 2018, increasing this loan to $4.9 million. This loan carried an interest rate of 5% and was paid in full on December 28, 2019.

44 Union Square Construction Financing

On December 29, 2016, we closed our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50.0 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks (“BOTO”), and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  As of December 31, 2016, BOTO advanced $8.0 million to repay the existing $8.0 million loan with East West Bank. On August 8, 2019, we repaid in full the $7.5 million mezzanine loan from Tammany Mezz Investor, LLC. On January 24, 2020, we exercised the first of our two extension options on the BOTO loan, taking the maturity to December 29, 2020.

-  96  -

Presented in the table below is the breakdown of the 44 Union Square construction financing as of December 31, 2019:

(Dollars in thousands)		Facility Limits and Advances
Financing Component	Lender	Facility Limit	Advanced -to-Date	Remaining Facility	Interest Rate (1)	Maturity Date(2)
Senior loan	Bank of the Ozarks	8,000	8,000	—	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2020
Building loan	Bank of the Ozarks	31,130	26,236	4,894	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2020
Project loan	Bank of the Ozarks	10,870	1,812	9,058	Greater of (i) 4.75% and (ii) Adjusted LIBOR + 4.25%	December 29, 2020
Total 44 Union Square Financing		$50,000	$36,048	$13,952

(1)	Not to exceed the New York State maximum lawful borrowing rate, which typically is 16%.
(2)	Allowable for up to two (2) extension request options, one (1) year for each extension request.

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

Cinemas 1,2,3 Term Loan and Line of Credit

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15.0 million Santander Bank term loan with a new lender, Valley National Bank.  This new $20.0 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25% per annum, with principal installments and accruing interest paid monthly. The loan had an option to extend the maturity date for a period of 12 months to March 1, 2021. On March 13, 2020, we refinanced this loan as described in Note 23 – Subsequent Events, with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022 with two six-month options to extend.

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

Trust Preferred Securities (“TPS”)

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust over which we have significant influence, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheets.  Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to re-fix the rate at the current market rate at that time. There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full. We may pay off the debt after the first five years at 100% of the principal amount without any penalty. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt. The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level. However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a payment of $270,000 in December 2014. The covenant waiver expired January 1, 2018, after which a further covenant waiver was secured on October 11, 2018 for the remaining term of the loan, in consideration of payments totaling $1.6 million, consisting of an initial payment of $1.1 million paid on October 31, 2018, and a further contractual obligation to pay $270,000 in October 2021 and $225,000 in October 2025.

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

-  97  -

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

During the three years ended December 31, 2019, we paid $1.4 million in 2017,  $1.6 million in 2018 and $1.8 million in 2019 in preferred dividends to unrelated investors that are included in interest expense. At December 31, 2019 and 2018, we had preferred dividends payable of $272,000 and $299,000, respectively.  Interest payments for this loan are required every three months.

Debt denominated in foreign currencies

Australian NAB Corporate Loan Facility

On March 15, 2019, we amended our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) from a facility comprised of (i) a AU$66.5 million loan facility with an interest rate of 0.95% above the Bank Bill Swap Bid Rate (“BBSY) and a maturity date of June 30, 2019 and (ii) a bank guarantee of AU$5.0 million at a rate of 1.90% per annum into a (i) AU$120.0 million Corporate Loan facility at rates of 0.85%-1.3% above BBSY depending on certain ratios with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Such modifications of this particular term loan were not considered to be substantial under U.S. GAAP.

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

As of December 31, 2019, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2020	$37,380
2021	19,150
2022	981
2023	115,005
2024	880
Thereafter	35,822
Total future principal debt payments	$209,218

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represent a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

-  98  -

NOTE 11 – PENSION AND OTHER LIABILITIES

Other liabilities including pension are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Current liabilities
Liability for demolition and remediation costs(1)	$2,745	$2,630
Lease liability(2)	—	5,900
Accrued pension(3)	684	684
Security deposit payable	114	84
Finance lease liabilities	93	—
Other	17	7
Other current liabilities	$3,653	$9,305
Other liabilities
Straight-line rent liability	$—	$16,362
Accrued pension(3)	4,469	4,670
Lease make-good provision	6,667	5,614
Environmental reserve	1,656	1,656
Lease liability(2)	5,900	—
Deferred Revenue - Real Estate	—	32
Acquired leases	37	91
Finance lease liabilities	116	—
Other	9	506
Other non-current liabilities	$18,854	$28,931

(1)	Refer to Note 21 – Insurance Recoveries on Impairment and Related Losses due to Earthquake for details on the estimation of the demolition costs for our Courtenay Central parking structure.
(2)	Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema. See below for more information.
(3)	Represents the pension liability associated with the Supplemental Executive Retirement Plan explained below.

Lease Liability - Village East Purchase Option

Our Village East lease includes a call option pursuant to which we may purchase the cinema ground lease for $5.9 million at the end of the lease term in June 2020.  Additionally, our lease has a put option pursuant to which SHC may require our Company to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  Because our late Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $0.0 million presented under other liabilities which accreted up to the $5.9 million liability through July 1, 2013 (see Note 2 – Related Parties).  On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13-year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million, being the lease liability of $5.9 million presented under other liabilities.  It is anticipated that the transaction will close on or about May 31, 2021.

On March 12, 2020, we amended the original agreement to (i) extend the term of the lease to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at SHC’s request, in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us.  That put right had previously expired on December 4, 2019.  We are advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right.  We believe that the reinstatement and extension of this put right is immaterial to our Company, since we have in fact already exercised our option, are in fact under contract with SHC to acquire SHC’s interest in the Village East Cinema and have every intention of completing that acquisition.

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

-  99  -

value of $10.2 million discounted at 4.25% over a 15-year term, resulting in a monthly payment of $57,000 payable to the estate of Mr. James J. Cotter, Sr.  The discounted value of $2.7 million (which is the difference between the estimated payout of $10.2 million and the present value of $7.5 million) will be amortized and expensed based on the 15-year term.  In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income, will also be amortized based on the 15-year term.

In February 2018, we made a payment of $2.4 million relating to the annuity representing payments for the 42 months outstanding at the time. Monthly ongoing payments of $57,000 are now being made.

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $5.2 million and $5.4 million as of December 31, 2019 and 2018, respectively.  The benefits of our pension plans are fully vested and therefore no service costs were recognized 2019 and 2018.  Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Benefit obligation at January 1	$5,354	$8,135
Service cost
Interest cost	482	180
Payments made	(683)	(2,961)
Benefit obligation at December 31	$5,153	$5,354
Funded status at December 31	$(5,153)	$(5,354)

Amounts recognized in the balance sheet consists of:

	December 31,
(Dollars in thousands)	2019	2018
Current liabilities	$684	$684
Other liabilities - Non current	4,469	4,670
Total pension liability	$5,153	$5,354

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Net periodic benefit cost
Interest cost	$483	$180
Amortization of prior service costs	—	—
Amortization of net actuarial gain	151	154
Net periodic benefit cost	$634	$334
Items recognized in other comprehensive income
Net loss	$—	$—
Amortization of net loss	(151)	(154)
Total recognized in other comprehensive income	$(151)	$(154)
Total recognized in net periodic benefit cost and other comprehensive income	$483	$180

Items not yet recognized as a component of net periodic pension cost consist of the following:

	December 31,
(Dollars in thousands)	2019	2018
Unamortized actuarial loss	$2,287	$2,438
Accumulated other comprehensive income	$2,287	$2,438

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

-  100  -

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2019:

(Dollars in thousands)	Estimated Future Pension Payments
2020	$684
2021	684
2022	684
2023	684
2024	684
Thereafter	1,733
Total pension payments	$5,153

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

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2019	As of and for the year ended December 31, 2018
Lease make-good provision, at January 1	$5,614	$5,648
Liabilities incurred during the year	902	—
Liabilities settled during the year	(206)	—
Accretion expense	352	292
Effect of changes in foreign currency	5	(326)
Lease make-good provision, at December 31	$6,667	$5,614

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

The following table identifies our known commitments and contingencies as of December 31, 2019:

Categories	Nature; Company Policy on Recognition and/or Disclosure(1)	Discussion Reference
COMMITMENTS

CONTINGENCIES
• Insurance gain contingencies and derivative loss contingencies on demolition costs relating to recent earthquake incident

Gain contingencies relating to an insurance claim are recognized once collectability is probable; related loss contingencies is recognized when there are probable likelihood of incurrence and amount is reasonably estimable.

Refer to Note 21 – Insurance Recoveries on Impairment and Related Losses Recoverable due to Earthquake.
• Derivative Litigation involving James J. Cotter Jr.	Similar policies for gain and loss contingencies as noted above.	Refer below for further discussion.
(1)	Consistent with our accounting policy for loss and gain contingencies discussed in Note 2 – Summary of Significant Accounting Policies and further discussed in more details below.

-  101  -

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

From time to time, there are claims brought against us relating to the exposure of former employees to asbestos and/or coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance providers. However, this insurance settlement does not cover litigation by people who were not employees of our historic railroad operations and who may claim direct or second-hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

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

-  102  -

Description	Plaintiff	Filed with	Current Status

•  Cotter, Jr. Derivative Litigation against all Director:  James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V

	Cotter, Jr.	Nevada District Court

Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company.   Cotter, Jr. has appealed both judgements.  Our application for $5.9 million in attorneys’ fees was denied, and we have appealed that determination.  The issues on appeal are currently being briefed.  No date for oral argument has been set.  It is unlikely that any hearing will be held this year. Under applicable law, we have an obligation to defend our directors against Cotter, Jr’s claims. Our Director’s and Officer’s Liability Insurance has been exhausted. During 2019, legal fees in the amount of approximately $925,000 were incurred by our Company defending these claims.

•  Cotter Trust Litigation: Determination of Status of Cotter, Jr., as Trustee: In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755)

   Our Company is not a party to the Trust Litigation. However, as the Cotter Voting Trust is anticipated to at some currently undetermined future date, to hold a majority of our Company’s voting control, we include here certain information as to the status of that litigation.

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

At December 31, 2019, the Cotter Estate held 427,808 shares of Class B Voting Stock, representing 25.5% of the voting power of such class.  The Cotter Living Trust held 696,080 shares of Class B Voting Stock at such date, representing 41.4% of the voting power of such class.  It is anticipated that, when funded, the Cotter Voting Trust will own 1,123,888 shares of Class B Voting Stock, representing 66.9% of the voting power of such class (the “Cotter Voting Stock”).

-  103  -

• Cotter Trust Litigation: Motions re sale of: In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755)	Cotter, Jr. and Guardian Ad Litem	California Superior Court

In response to the ex parte petition of Cotter, Jr. filed on March 23, 2016, the California Superior Court on March 23, 2018 directed that an unnamed temporary trustee ad litem be appointed to solicit offers to purchase the Cotter Voting Stock. On appellate review, the California Court of Appeal reversed the California Superior Court, determine that Cotter, Jr. did not have standing to purse that ex parte motion.

However, issues as to the ongoing control of our Company are still uncertain.  James J. Cotter, Jr., has a pending motion to remove Ellen Cotter and Margaret Cotter as trustees of the Cotter Trust (a motion for which no discovery schedule, briefing schedule or hearing date has been set).  Also, James J. Cotter, Jr., continues to support a motion brought by the guardian ad litem (the “GAL”) appointed by the Superior Court to represent the interests of the beneficiaries of the Voting Trust to effect a sale of the Voting Stock to be held by the Voting Trust.

The GAL has motions pending (i) to divide the Voting Trust into separate trusts, one for the benefit of Margaret Cotter’s children and one for the benefit of James J. Cotter, Jr.’s children, (ii) in order to achieve diversification of the assets of these trusts,  to sell the Class B stock eventually to be held by these trusts, and (iii) to immediately retain a valuation expert to advise him as to value of the Class B Voting Stock to be eventually held by the Voting Trust.  A motion brought by Margaret Cotter and Ellen Cotter, as Co-Trustees of the Cotter Trust, to disqualify the GAL on the basis that he cannot simultaneously represent the interests of Margaret Cotter and James J. Cotter’s, Jr’s, children as the interests of those children differ, was denied by the Superior Court.  Ellen Cotter and Margaret Cotter, as Co-Trustees of the Living Trust, have advised that they believe that it was the intention of their father that the Class B Voting Stock be held in the Voting Trust as long as possible and that they intend to oppose any splitting of the Voting Trust and/or sale of the Class B Voting Stock eventually to be held by the Voting Trust.

California Employment Litigation

The Company is currently involved in two California employment matters which include substantially overlapping wage and hour claims: Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint” respectively) and Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint” respectively). Brown v. RC was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019.  These lawsuits seek damages, and attorneys’ fees, relating to alleged violations of California labor laws relating to meal periods, rest periods, reporting time pay, unpaid wages, timely pay upon termination and wage statements violations. Wagner v. CEI was filed as a discrimination and retaliation lawsuit in June 2019. The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint. On March 6, 2020, Mr. Wagner filed a putative class action against Reading International, Inc., Consolidated Entertainment, Inc., and Consolidated Entertainment, LLC, substantially overlapping the claims in the Brown Class Action Complaint.    That complaint has not yet been served.  Neither plaintiff has specified the amount of damages sought.

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

-  104  -

NOTE 13 – NON-CONTROLLING INTERESTS

As of December 31, 2019, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

•	Australia Country Cinemas Pty Ltd. -- 25% non-controlling interest owned by Panorama Group International Pty.;
•

Shadow View Land and Farming, LLC -- 50% non-controlling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) or the James J. Cotter Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC -- 25% non-controlling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of non-controlling interest are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Australian Country Cinemas, Pty Ltd	$119	$89
Shadow View Land and Farming, LLC	2,145	2,153
Sutton Hill Properties, LLC	2,003	2,095
Non-controlling interests in consolidated subsidiaries	$4,267	$4,337

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2019	2018	2017
Australian Country Cinemas, Pty Ltd	$117	$157	$164
Shadow View Land and Farming, LLC	(99)	(56)	(45)
Sutton Hill Properties, LLC	(92)	31	(108)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$(74)	$132	$11

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

During the Company’s 2017 Annual Stockholders’ Meeting held on November 7, 2017, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Company's 2010 Plan to increase the number of shares of common stock issuable under such plan by an additional 947,460 shares.  The effect of the increase is to restore the number of shares of Class A Common Stock available under the 2010 Stock Incentive Plan from the 302,540 shares available as of September 30, 2017, back up to its original reserve of 1,250,000 shares.  There were no new grants during the 4th quarter of 2017.  During 2018 option grants of 126,840 were issued, restricted stock units of 97,600 issued and 6,410 grants were forfeited. During 2019, option grants of 219,408 were issued, restricted stock units of 59,258 were issued and 25,000 grants were forfeited. Accordingly, as of December 31, 2019,  we had 778,304 shares remaining for future issuances.

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

-  105  -

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

The weighted average assumptions used in the option-valuation model for the years 2019,  2018 and 2017 were as follows:

	2019	2018	2017
Stock option exercise price	$16.12	$16.40	$15.94
Risk-free interest rate	2.42%	2.56%	1.66%
Expected dividend yield	—	—	—
Expected option life in years	3.75	3.75	3.75
Expected volatility	23.32%	24.99%	24.95%
Weighted average fair value	$3.50	$3.80	$3.45

We recorded stock-based compensation expense of $458,000,  $425,000, and $310,000 for 2019,  2018, and 2017, respectively.  At December 31, 2019, the total unrecognized estimated compensation cost related to non-vested stock options was $1.1 million which is expected to be recognized over a weighted average vesting period of 1.84 years. Cash consideration received from option exercises during 2019,  2018, and 2017 totaled $906,000,  $361,000 and $574,000 respectively.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2019:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2017	535,077	—	$9.84	$—	2.61	$3,615,191
Granted	169,762	—	15.94	—
Exercised	(177,750)	—	7.85	—		702,840
Expired	(2,500)	—	6.23	—
Outstanding - December 31, 2017	524,589	—	$12.50	$—	3.15	$3,054,325
Granted	126,840	—	16.40	—
Exercised	(60,000)	—	6.02	—		610,249
Expired	(4,960)	—	12.08	—
Outstanding - December 31, 2018	586,469	—	$14.01	$—	2.88	$1,530,528
Granted	219,408	—	16.12	—
Exercised	(69,500)	—	13.42	—		185,175
Expired	(25,000)	—	13.42	—
Outstanding - December 31, 2019	711,377	—	$14.74	$—	2.79	$136,350

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2019,  2018 and 2017:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2019	273,866	—	$12.59	$—	1.87	$136,350
December 31, 2018	231,124	—	12.38	—	2.28	1,306,643
December 31, 2017	186,832	—	9.84	—	2.30	2,202,772
Unvested
December 31, 2019	437,511	—	$15.78	$—	3.36	$—
December 31, 2018	355,345	—	15.07	—	3.27	223,885
December 31, 2017	337,757	—	13.86	—	3.62	851,552

-  106  -

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  Prior to November 7, 2018, RSU awards to directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, it was determined that, beginning with the November 7, 2018 Board Meeting,  RSUs granted  to directors would vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director shall end and the recipient, or as the case may be, the recipient’s successor is elected to the board of directors at the next occurring annual meeting or special meeting of stockholders called for such purpose (the “Vesting Date”). This means that, due to the fact that the Company moved up its annual meeting of stockholders from November to May in 2019 the Vesting Date of the RSUs granted to directors on November 7, 2018 was May 7, 2019.  Since this created a shorter than normal vesting period for the RSUs issued on November 7, 2018, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was reduced to a value of $35,000, an amount equal to one half of 2018 annual grant.

During the years ended December 31, 2019 and December 31, 2018, we recognized compensation expense related to RSUs of $1.0 million and $1.0 million respectively.  The total unrecognized compensation expense related to these unvested RSUs was $1.3 million as of December 31, 2019.

Below is a table that shows the restricted stock units that have been issued and vested during the years ending December 31, 2019 along with the dollar value of these awards:

	Number of RSUs				$ value of RSUs
	Granted	Vesting	Forfeited	Unvested	Granted	Vesting	Forfeited	Unvested
2016	68,153	59,646	517	7,990	$810,779	$708,904	$6,245	$95,629
2017	70,538	52,465	—	18,073	1,124,348	836,258	—	288,090
2018	97,600	63,480	932	33,188	1,581,512	1,021,776	15,005	544,731
2019	59,258	—	—	59,258	944,070	—	—	944,070
Total	295,549	175,591	1,449	118,509	$4,460,709	$2,566,938	$21,250	$1,872,520

2017 Stock Repurchase Plan

On March 14, 2019, the Board of Directors extended our Company’s stock repurchase program for two years, through March 2, 2021.  The Board did not increase the authorized amount, which was initially fixed at $25.0 million.  On March 10, 2020, the Board increased the authorized amount by $25.0 million and extended it to March 2, 2022. At the present time, the repurchase program authorization is $26.0  million.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items(1)	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs(2)	Hedge Accounting Reserve(3)	Total
Balance at January 1, 2019	$8,687	$3	$(2,438)	$(137)	$6,115

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(183)	(183)
Amounts reclassified from accumulated other comprehensive income	—	—	—	68	68
Net change related to derivatives	—	—	—	(115)	(115)

Net current-period other comprehensive income	(569)	7	151	(115)	(526)
Balance at December 31, 2019	$8,118	$10	$(2,287)	$(252)	$5,589

(1)	Net of income tax benefit of $5,000.
(2)	Net of income tax expense of $56,000.
(3)	Net of income tax benefit of $42,000

-  107  -

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

•

Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of December 31, 2019 and 2018, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Also, our Level 1 financial instruments include cash and cash equivalents, receivables, and accounts payable and accrued liabilities.  The carrying values of these financial instruments approximate the fair values due to their short maturities.  There have been no changes in the methodologies used at December 31, 2019 and 2018.  Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the three years ended December 31, 2019.

Recurring Fair Value Measurements

As of December 31, 2019 and 2018, we do not have material financial assets carried and measured at fair value on a recurring basis. As of December 31, 2019 and 2018 we had derivative financial liabilities carried and measured at fair value on a recurring basis of $342,000 and $186,000 respectively.

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2019
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$181,305	$—	$—	$185,295	$185,295
Subordinated debt	Subordinated debt - current and long-term portion	27,913	—	—	18,753	18,753
Total		$209,218	$—	$—	$204,048	$204,048

-  108  -

		Carrying	Fair Value Measurements at December 31, 2018
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$139,130	$—	$—	$143,564	$143,564
Subordinated debt	Subordinated debt	27,913	—	—	18,895	18,895
Total		$167,043	$—	$—	$162,459	$162,459

(1)	These balances are presented gross of deferred financing costs.

NOTE 17 – HEDGE ACCOUNTING

As of December 31, 2019 and 2018, the Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	December 31,
	2019		2018
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$109	Derivative financial instruments - current portion	$41
	Derivative financial instruments - non-current portion	233	Derivative financial instruments - non-current portion	145
Total derivatives designated as hedging instruments		$342		$186
Total derivatives		$342		$186

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In 2019 and 2018, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2019	2018
Interest rate contracts	Interest expense, net	68	14
Total		$68	$14

	Loss Recognized in OCI on Derivatives (Effective Portion)		Loss Reclassified from OCI into Income (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	Amount		Line Item	Amount		Line Item	Amount
	2019	2018		2019	2018		2019	2018
Interest rate contracts	$182	$200	Interest expense, net	$68	$14	Interest expense, net	$—	$—
Total	$182	$200		$68	$14		$—	$—

In 2020, the Company expects to release $120,000 to earnings.

-  109  -

NOTE 18 – LEASES

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

In leases where we are the lessee, we recognize a right of use asset and lease liability at lease commencement, which is measured by discounting lease payments using an incremental borrowing rate applicable to the relevant country and lease term of the lease as the discount rate. Subsequent amortization of the right of use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the term of the lease. Lease term includes option periods where we determine that we are reasonably certain to be exercising those options. A finance lease right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or the lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. Property taxes and other non-lease costs are accounted for on an accrual basis.

Lease payments for our cinema operating leases consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics.

The components of lease expense are as follows:

December 31,
(Dollars in thousands)	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$165
Interest on lease liabilities	13
Operating lease cost	31,675
Variable lease cost	1,489
Total lease cost	$33,342

-  110  -

Supplemental cash flow information related to leases is as follows:

December 31,
(Dollars in thousands)	2019
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$174
Operating cash flows for operating leases	31,220
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Right-of-use assets obtained in exchange for new operating lease liabilities	18,091

Supplemental balance sheet information related to leases is as follows:

December 31,
(Dollars in thousands)	2019
Operating leases
Operating lease right-of-use assets	$229,879
Operating lease liabilities - current portion	20,379
Operating lease liabilities - non-current portion	223,164
Total operating lease liabilities	$243,543
Finance leases
Property plant and equipment, gross	370
Accumulated depreciation	(165)
Property plant and equipment, net	$205
Other current liabilities	93
Other long-term liabilities	116
Total finance lease liabilities	$209

Other information
Weighted-average remaining lease term - finance leases	3
Weighted-average remaining lease term - operating leases	11
Weighted-average discount rate - finance leases	5.13%
Weighted-average discount rate - operating leases	4.86%

The Maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2020	$31,777	$101
2021	32,243	53
2022	32,232	43
2023	31,481	28
2024	29,628	—
Thereafter	162,122	—
Total lease payments	$319,483	$225
Less imputed interest	(75,940)	(16)
Total	$243,543	$209

As of December 31, 2019, we have additional operating leases, primarily for cinemas, that have not yet commenced of approximately $28.8 million. It is anticipated that these operating leases will commence between fiscal year 2020 and fiscal year 2022 with lease terms of 15 to 20 years.

As Lessor

We have entered into various leases as a lessor for our owned real estate properties. These leases vary in length between 1 and 20 years, with certain leases containing options to extend at the behest of the applicable tenants. Lease components consist of fixed base

-  111  -

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

Lease income relating to operating lease payments was as follows:

	December 31,
(Dollars in thousands)	2019	2018
Components of lease income
Lease payments	$9,074	$9,494
Variable lease payments	1,087	979
Total lease income	$10,161	$10,473

The book value of underlying assets under operating leases from owned assets was as follows:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Building and improvements
Gross balance	$67,766	$67,887
Accumulated depreciation	(20,220)	(17,709)
Net Book Value	$47,546	$50,178

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2020	$7,562
2021	7,118
2022	6,324
2023	5,509
2024	4,524
Thereafter	6,141
Total	$37,178

NOTE 19 – BUSINESS COMBINATIONS

Devonport, Tasmania, Australia

On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million (AU$1.95 million). We commenced trading from this new cinema site on January 30, 2019.

The total purchase price was allocated to the identifiable assets acquired based on our estimates of their fair values on the acquisition date. The identified assets included fixtures and equipment and immaterial working capital balances. Goodwill consists of intangible assets than cannot be separately identified. There were immaterial liabilities assumed.

-  112  -

Our final purchase price allocation is as follows:

(Dollars in thousands)	Preliminary Purchase Price Allocation(1)	Measurement Period Adjustments(2)	Final Purchase Price Allocation(1)
Tangible Assets
Operating property:
Fixtures and equipment	$153	$—	$153
Intangible Assets
Goodwill	1,248	(23)	1,225
Total assets acquired	1,401	(23)	1,378

Net assets acquired	$1,401	$(23)	$1,378

(1)	The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, January 30, 2019.
(2)	The measurement period adjustments relate to finalization of immaterial employee obligations.

State Cinema Hobart, Tasmania, Australia

On December 3, 2019, we purchased the tenant’s interest and other operating assets of an established ten-screen cinema in Hobart, Tasmania, Australia, for $6.2m (AU$9.0m). We commenced trading from this new cinema site on December 5, 2019.

The total purchase price will be allocated to the identifiable assets acquired based on our estimates of their fair values on the acquisition date. The identified assets include fixtures and equipment, the State Cinema brand, inventory and immaterial working capital balances. There were immaterial liabilities assumed, including certain gift card obligations.

As of March 16, 2020, the Company is still finalizing its allocation and this may result in potential adjustments within the one-year measurement period from acquisition date. We expect the finalization of our acquisition accounting to occur in the first part of 2020. These adjustments will include the fair valuation of the fixtures and equipment acquired, and the assessment of the value of any identifiable intangible assets. The determination of the fair values of the acquired assets (and the related determination of their estimated lives where depreciation is permitted) requires significant judgment.

Our preliminary purchase price allocation is as follows:

(Dollars in thousands)	Preliminary Purchase Price Allocation(1)
Tangible Assets
Operating property:
Fixtures and equipment	$481
Deferred tax	5
Current assets:
Inventory	333

Intangible Assets
Goodwill	5,617
Total assets acquired	6,436

Liabilities
Employee liabilities	(20)
Deferred revenue balances	(236)
Total liabilities acquired	(256)

Net assets acquired	$6,180

(1)	The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, December 3, 2019.

-  113  -

NOTE 20 – RELATED PARTIES

The following table identifies our related parties as of December 31, 2019, in accordance with ASC 850, Related Party Transactions:

Categories	Related Parties	Discussion Notes
• Principal Owners and immediate families	• Cotter Family’s Estate and Living Trust (controlling family) • Mark Cuban (above 10% voting ownership)	The Cotter Family is involved in certain litigation matters. Refer to Note 12 – Commitments and Contingencies for further details.
• Key Executive Officers and immediate families	• Ellen M. Cotter • Margaret Cotter • Gilbert Avanes • Andrzej J. Matyczynski • S Craig Tompkins • Robert F. Smerling • Mark Douglas

•

President and Chief Executive Officer

•

EVP Real Estate Development and Management (NY)

•

EVP Chief Financial Officer and Treasurer

•

EVP Global Operations

•

EVP General Counsel

•

President - U.S. Cinemas

•

Managing Director, Cinemas, Australia and New Zealand
• Investments in Joint Ventures accounted for under equity method	• Rialto Cinemas • Mt. Gravatt	Refer to Note 6 – Investment in Joint Ventures
• Other Affiliates	• Entities under common control • All subsidiaries of RDI

Refer to Exhibit 21 of this 2019 Form 10-K filing for the complete list of subsidiaries.  Refer below for further discussions on certain key transactions with related parties, including those with minority interests.

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

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1,2,3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease. We paid an annual rent of $590,000 for this cinema to SHC in each of 2019, 2018 and 2017.  During this same period, we received management fees from the 86th Street Cinema of $45,000,  $172,000 and $141,000 during the years ended December 31, 2019, 2018 and 2017, respectively. During the second quarter of 2019, our management agreement for the operation of the 86th Street Cinema terminated due to the expiration of the underlying lease.

In 2005, we acquired (i) from a third party the fee interest underlying the Cinemas 1,2,3 and (ii) from SHC its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1,2,3. The ground lease estate and the improvements acquired from SHC were originally a part of the master lease transaction, discussed above.  In connection with that transaction, we granted to SHC an option to acquire at cost a 25% interest in the special purpose entity (Sutton Hill Properties, LLC) formed to acquire these fee, leasehold and improvements interests. On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP’s liabilities.  At the time of the option exercise and the closing of the acquisition of the 25% interest, SHP had debt of $26.9 million, including a $2.9 million, non-interest-bearing intercompany loan from the Company.  Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through cash flow from the Cinema 1,2,3, (ii) borrowings from third parties, and (iii) pro-rata contributions from the members.  We receive an annual management fee equal to 5% of SHP’s gross income for managing the cinema and the property, amounting to $177,000 during 2015.  This management fee was modified in 2015, as discussed below, retroactive to December 1, 2014.

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema by 10 years, with a new termination date of June 30, 2020. This amendment was reviewed and approved by our Audit and Conflicts Committee. The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term, which we exercised on August 28, 2019. It is currently anticipated that the transaction will close on or about May 31, 2021.  We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities (see Note 11 – Pension and Other Liabilities).

On March 12, 2020, we amended the original agreement to (i) extend the term of the lease to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at SHC’s request, in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to

-  114  -

us.  That put right had previously expired on December 4, 2019.  We are advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right.   We believe that the reinstatement and extension of this put right is immaterial to our Company, since we have in fact already exercised our option, are in fact under contract with SHC to acquire SHC’s interest in the Village East Cinema and have every intention of completing that acquisition.

In February 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 between us and SHP.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1,2,3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1,2,3 over the average annual positive cash flow of the Cinemas 1,2,3 over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee (the “Improvements Fee”). Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations.  In 2019 and 2018 we charged an Improvements Fee of $96,000 and $425,000, respectively. In 2017, we received no Improvements Fee.  This amendment was approved by SHC and by the Audit and Conflicts Committee of our Board of Directors.

On August 31, 2016, we refinanced the debt of Cinemas 1,2,3, pursuant to a $20.0 million loan from Valley National Bank.  Refer to Note 10 – Borrowings for further details on this loan transaction.  The proceeds from the loan were used to retire an existing $15.0 million first mortgage loan and the above-referenced $2.9 million intercompany loan, with the remainder to be used for working capital and to cover cash flow shortfalls.  Since the cash flow from the Cinemas 1,2,3 is not sufficient to service this loan, it is anticipated that the members of SHP (our Company and SHC) will ultimately need to make periodic contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP.   In 2016, our Company and SHC funded capital calls of $506,000 and $169,000, respectively. No capital contributions were called or made in 2017, 2018 or 2019.

The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company.  SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC’s membership interest in SHP).  The refinancing transaction, including the guarantee and indemnity, were review and approved by the Audit and Conflicts Committee of our Board of Directors.  The Valley National loan matured on March 1, 2020, however the loan included an option to extend the maturity date to March 1, 2021. As described in Note 23 – Subsequent Events, on March 13, 2020, we refinanced this loan into a new $25.0 million term loan at an interest rate of 4.25% which matures on April 1, 2022 with two six-month options to extend the maturity date until April 1, 2023.

Live Theatre Play Investment

From time to time, our Officers and Directors may invest in plays that lease our live theatres. The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theatre in 2001. The Cotter Estate or the Cotter Trust and a third party own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theatre.

Shadow View Land and Farming LLC

During 2012, Mr. James J. Cotter, Sr., our then Chairman, Chief Executive Officer and controlling stockholder, contributed $2.5 million cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust owns a 50% interest. We are the managing member of Shadow View Land and Farming, LLC (See Note 13 – Non-Controlling Interests). The property is held debt free and operating and holding costs are covered by member contributions.   The Audit and Conflicts Committee of the Board of Directors is charged with responsibility for oversight of our management of Shadow View.

NOTE 21 – INSURANCE RECOVERIES ON IMPAIRMENT AND RELATED LOSSES DUE TO EARTHQUAKE

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

-  115  -

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

As a result of the final settlement, we recorded total insurance gain of $10.7 million (NZ$14.8 million) during the quarter ended June 30, 2017, determined as follows:

		Recoverable Components
		Non-Operating Income						Operating Income
(mainly in New Zealand Dollars in thousands, unless otherwise stated)	f	Property Damage(1)		Demolition Costs(1)		Total		Business Interruption(2)		Grand Total
Insurance Proceed Allocation	A		$29,093		$4,724		$33,817		$2,217		$36,034
Movements in Recoverable Components
Total expected incurred losses, November 30, 2016	B		14,246		8,500		22,746		—		22,746
Less: Casualty Losses recorded in 2016 Earnings(3) - in NZ$	C		(795)		(1,224)		(2,019)		—		(2,019)
- in US$	D	US$	(560)	US$	(861)	US$	(1,421)	US$	—	US$	(1,421)
Recoverable Assets, December 31, 2016(4)	E=B-C		$13,451		$7,276		$20,727		$—		$20,727
Add: Upward changes in estimates and others	F		347		—		347		111		458
Net recoverable balances charged against proceeds	G=E+F		13,798		7,276		21,074		111		21,185
Casualty gain, recorded in 2017 Earnings- in NZ$	H=A-G		$15,295		$(2,552)		$12,743		$2,106		$14,849
Casualty gain, recorded in 2017 Earnings - in US$	I	US$	11,063	US$	(1,846)	US$	9,217	US$	1,523	US$	10,740
Net Casualty gain for 2016 and 2017 Earnings - in US$	∑(D+I)	US$	10,503	US$	(2,707)	US$	7,796	US$	1,523	US$	9,319

(1)	The net impact to 2017 earnings of $9.2 million (NZ$12.7 million) is recorded as “Casualty gain” in our Consolidated Statements of Operations.
(2)	The impact to 2017 operating earnings of $1.5 million (NZ$2.1 million) is recorded as part of the applicable segment revenues in our Consolidated Statements of Operations.
(3)

The casualty losses recorded in 2016 as a separate line in our Consolidated Statements of Operations is made up the following: (i) 5% deductible of $795,000 (NZ$560,000) calculated based on the estimated value of the insured damaged parking structure for insurance purposes, and (ii) $862,000  (NZ$1.2 million) of total estimated demolition costs was preliminarily assessed as expenses not reimbursable under our insurance policy and hence, we recorded in profit and loss.

(4)

The recoverable asset of $9.5 million (NZ$13.6 million), net of advance payment of $5.0 million (NZ$7.1 million), as of December 31, 2016 was presented as part of “Other non-current assets” as the timing of the insurance claim receipt was not fixed nor reliably determinable as of the time of our initial assessment.

NOTE 22 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

Set forth below is our unaudited quarterly financial information as previously published, and then adjusted for the sales tax prior period correction as described in Note 2 – Summary of Significant Accounting Policies (Prior period financial statement correction of immaterial errors).

-  116  -

	Previously published

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2019
Revenue	$61,551	76,096	70,456	$68,880
Net income (loss)	(2,097)	2,357	852	(27,458)
Net income (loss) attributable to RDI shareholders	(2,081)	2,394	902	(27,487)
Basic earnings (loss) per share	(0.09)	0.10	0.04	(0.99)
Diluted earnings (loss) per share	(0.09)	0.10	0.04	(0.99)
2018
Revenue	$75,872	$84,262	$74,261	$74,990
Net income (loss)	3,104	5,129	1,259	5,006
Net income (loss) attributable to RDI shareholders	3,082	5,027	1,297	4,960
Basic earnings (loss) per share	0.13	0.22	0.06	0.21
Diluted earnings (loss) per share	0.13	0.22	0.06	0.21

	Corrections

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2019
Revenue	$(58)	(87)	(70)	$—
Net income (loss)	(43)	(63)	(51)	—
Net income (loss) attributable to RDI shareholders	(43)	(63)	(51)	—
Basic earnings (loss) per share	—	—	—	—
Diluted earnings (loss) per share	—	—	—	—
2018
Revenue	$(93)	(137)	(111)	$(113)
Net income (loss)	(69)	(101)	(82)	(80)
Net income (loss) attributable to RDI shareholders	(69)	(101)	(82)	(80)
Basic earnings (loss) per share	—	—	—	—
Diluted earnings (loss) per share	—	—	—	—

	Revised

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2019
Revenue	$61,493	76,009	70,386	$68,880
Net income (loss)	(2,140)	2,294	801	(27,458)
Net income (loss) attributable to RDI shareholders	(2,124)	2,331	851	(27,487)
Basic earnings (loss) per share	(0.09)	0.10	0.04	(0.99)
Diluted earnings (loss) per share	(0.09)	0.10	0.04	(0.99)
2018
Revenue	$75,779	84,125	74,150	$74,877
Net income (loss)	3,035	5,028	1,177	4,926
Net income (loss) attributable to RDI shareholders	3,013	4,926	1,215	4,880
Basic earnings (loss) per share	0.13	0.22	0.06	0.21
Diluted earnings (loss) per share	0.13	0.22	0.06	0.21

(1)	Since previously published financial statements have been corrected, there is no impact on the fourth quarter results for 2019 and so no data is displayed here.

NOTE 23 – SUBSEQUENT EVENTS

On January 24, 2020, we exercised the first of our two extension options on the BOTO loan, taking the maturity to December 29, 2020. See Note 10 – Borrowings.

On March 6, 2020, we refinanced our Bank of America revolving credit facility. The refinancing retains the facility limit of $55.0 million and extends the maturity date to March 6, 2023. See Note 10 – Borrowings.

-  117  -

On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our Stock Repurchase Program and extended it to March 2, 2022. See Note 10 – Borrowings.

On March 11, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially reduce attendance at our cinemas and ETCs as instances of public gatherings decline. At the current time, we are unable to quantify the potential effects of this pandemic on our future financial statements.

On March 12, 2020, we amended the Village East original purchase option agreement to extend the term of the lease to January 31, 2022 and extend the put option to December 4, 2021 as detailed at Note 11 – Pension and Other Liabilities.

On March 13, 2020, we refinanced our Cinemas 1,2,3 Term Loan and Line of Credit loan with Valley National Bank. The new loan, also with Valley National Bank, is a term loan of $25.0 million with a maturity date of April 1, 2022 and two six-month options to extend. The new term loan bears an interest rate of 4.25%. See Note 10 – Borrowings.

-  118  -

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Increase	Decrease	Balance at December 31
Allowance for doubtful accounts
2019	$1,048	$1,526	$1,055	$1,519
2018	$1,088	$658	698	$1,048
2017	$828	$320	60	$1,088
Tax valuation allowance
2019	$6,720	$27,226	—	$33,946
2018	$6,870	$—	150	$6,720
2017	$10,593	$—	3,723	$6,870

-  119  -

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

-  120  -

PART III

Item 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which the company intends to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

The following table summarizes the securities authorized for issuance under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Stock options	711,377	$14.74
Restricted stock units	295,549	15.03
Total	1,006,926		778,304

-  121  -

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)  The following documents are filed as a part of this report:

1.  Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

2.  Financial Statements and Schedules for the years ended December 31, 2019,  2018,  and 2017

Description	Page
Schedule II – Valuation and Qualifying Accounts	119

3.  Exhibits

(b)  Exhibits

See Item (a) 3. above.

(c)  Financial Statement Schedule

See Item (a) 2. above.

-  122  -

EXHIBITS

* These exhibits constitute the executive compensation plans and arrangements of the Company.

+ These exhibits are filed as part of this Form 10-K Filing.  Links are included within the “Description” column.

1 Included is the amended and restated version of this exhibit, redlined to show the amendment adopted on November 7, 2017

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2+	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
4.6+	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	N/A
10.1*+	Restated 2010 Stock Incentive Plan, as of November 7, 2017	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
10.5*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Unit Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference.
10.6	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.7	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.8	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.9	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
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

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.13	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.14	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.17*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.77 to the Company’s report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference.

-  123  -

10.24	OBI Termination Agreement and Release	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21+	List of Subsidiaries,	N/A
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	N/A
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
101.INS+	XBRL Instance Document	N/A
101.SCH+	XBRL Taxonomy Extension Schema	N/A
101.CAL+	XBRL Taxonomy Extension Calculation	N/A
101.DEF+	XBRL Taxonomy Extension Definition	N/A
101.LAB+	XBRL Taxonomy Extension Labels	N/A
101.PRE+	XBRL Taxonomy Extension Presentation	N/A

-  124  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 16, 2020	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in capacities and on dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Chairman of the Board and Director	March 16, 2020
Ellen M. Cotter	(Principal Executive Officer)

/s/ Gilbert Avanes	Executive Vice President, Chief Financial Officer and Treasurer	March 16, 2020
Gilbert Avanes	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 16, 2020
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	EVP Real Estate and Vice Chairman of the Board and Director	March 16, 2020
Margaret Cotter

/s/ Guy W. Adams	Director	March 16, 2020
Guy W. Adams

/s/ Edward L. Kane	Director	March 16, 2020
Edward L Kane

/s/ Douglas J. McEachern	Director	March 16, 2020
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 16, 2020
Dr. Judy Codding

/s/ Michael Wrotniak	Director	March 16, 2020
Michael Wrotniak

-  125  -