Form 10-K/A
period 2019-12-31
READING INTERNATIONAL INC
filed 2020-06-15
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission file number:  1-8625

Reading International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3885184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5995 Sepulveda Blvd, Suite 300, Culver City, CA	90230
(Address of Principal Executive Offices)	(Zip Code)

(213) 235-2240

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Class A Nonvoting Common Stock, $0.01 Par Value Class B Voting Common Stock, $0.01 Par Value	RDI RDIB	NASDAQ NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ◻  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ◻  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer◻	Accelerated filer ☒
Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ◻ No ☒

As of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $226,660,714.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of June 15, 2020, there were 20,067,635 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 16, 2020  (the "2019 Form 10-K"). We are filing this Amendment to include the information required by Items 10 through 14 of Part III  that were not included in the 2019 Form 10-K, as we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year ended December 31, 2019 (as such deadline was extended to June 15, 2020 in reliance on the SEC's Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) to delay the filing due to circumstances related to COVID-19). Our board of directors has not yet set a date for the Company's Annual Meeting of Stockholders (the "Annual Meeting").

This Form 10-K/A amends and restates in their entirety the cover page, Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the 2019 Form 10-K).  Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2019 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2019 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2019 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2019 Form 10-K and our other filings with the SEC.

Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act have been omitted.

Unless the context requires otherwise, all references to the “Company,” “Reading,” “we,” “our,” or “us” means Reading International, Inc., a Nevada corporation, and its consolidated subsidiaries.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have seven Directors.  The names of our Directors, together with certain information regarding them, are as follows:

Name	Age	Position
Ellen M. Cotter	54	Chair of the Board, Chief Executive Officer and President (1)
Guy W. Adams	69	Director (5)(6)
Judy Codding	75	Director (2)(3)
Margaret Cotter	52	Vice Chair of the Board and Executive Vice President-Real Estate Management and Development-NYC (1)
Edward L. Kane	82	Director (1)(4)
Douglas J. McEachern	68	Director (3)(7)
Michael Wrotniak	53	Director (2)(8)

(1)Member of the Executive Committee.

(2)Member of the Audit and Conflicts Committee.

(3)Member of the Compensation and Stock Options Committee.

(4)Lead Independent Director.

(5)Lead Technology and Cyber Risk Director.

(6)Chair of the Executive Committee.

(7)Chair of the Audit and Conflicts Committee.

(8)Chair of Compensation and Stock Options Committee.

We currently have an Audit and Conflicts Committee (the "Audit Committee") and a Compensation and Stock Options Committee (the "Compensation Committee"), each composed entirely of Independent Directors.  Edward L. Kane is our Lead Independent Director.  Historically, our Lead Independent Director chairs meetings of the Independent Directors (typically held as a separate part of each board meeting) and acts as liaison between our Chair, Chief Executive Officer and President and our Independent Directors.  We also currently have a four-member Executive Committee composed of our Chair, Vice-Chair, our Lead Independent Director and our Lead Technology and Cyber Risk Director (Guy W. Adams). As a consequence of this structure, the concurrence of at least one non-management member of the Executive Committee is required in order for the Executive Committee to take action.

Ellen M. Cotter.  Chair Ellen M. Cotter joined our Board on March 13, 2013, and currently serves as a member of our Executive Committee.  Chair Cotter was appointed Chair of our Board on August 7, 2014 and served as our interim Chief Executive Officer and President from June 12, 2015 until January 8, 2016, when she was appointed our permanent Chief Executive Officer and President.  She joined the Company in March 1998.  Chair Cotter is also a director of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer and marketer).  In her capacity as the Co-Executor of the Estate of James J. Cotter, Chair Cotter (together with her sister and Co-Executor, Margaret Cotter) holds various positions in various real estate entities that are part of her father’s estate, which, include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C.    Chair Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown University Law Center.  Prior to joining the Company, Chair Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in New York City.  Chair Cotter is the sister of Vice-Chair Margaret Cotter.  Prior to being appointed as our Chief Executive Officer and President, Chair Cotter served for more than ten years as the Chief Operating Officer ("COO") of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States.  Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia and New Zealand, working to develop our cinema and real estate assets in those countries.  In recognition of her contributions to the independent film industry, Chair Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards. She was also inducted that same year into the Show East Hall of Fame.

Chair Cotter is the Co-Executor of her father's estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of Class B Stock (representing 25.5% of such Class B Stock).  Chair Cotter is a Co-Trustee of the James J. Cotter Foundation (the "Cotter Foundation"), which is the record holder of 102,751 shares of Class A Stock and Co-Trustee of the Cotter Living Trust, which is the record owner of 1,692,649 shares of Class A Stock and 696,080 shares of Class B Stock (representing an additional 41.4% of such Class B Stock).

Chair Cotter brings to our Board her more than twenty-two (22) years of experience working in our Company's cinema operations, both in the United States and Australia.  She has also served as the Chief Executive Officer of the subsidiary that operates substantially all of our cinemas in Hawaii and California.  In addition, with her direct ownership of 775,233 shares of Class A Stock and

50,000 shares of Class B Stock and her positions as Co-Executor of her father's estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, Chair Cotter is a significant stakeholder in our Company. Chair Cotter is well recognized in, and a valuable liaison to, the film industry.

Guy W. Adams. Director Guy W. Adams joined our Board on January 14, 2014, and currently serves as the Chair of our Executive Committee and as our Lead Technology and Cyber Risk Director. For more than the past fourteen (14) years, he has been a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC, a fund investing in various publicly traded securities. Over the past nineteen (19) years, Director Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor.  At these companies, he has held a variety of board positions, including lead director, audit committee Chair and compensation committee Chair. He has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program. Director Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.  He served as an advisor to Mr. James J. Cotter, Sr. and continues to provide professional advisory services to various enterprises now owned by either the Cotter Estate or the Cotter Trust. Director Adams also provided services to captive insurance companies, owned in equal shares by Chair Cotter, Vice-Chair Cotter, and Mr. James J. Cotter, Jr., that provided insurance for the Cotter family agricultural activities.  Director Adams received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and his Master of Business Administration from Harvard Graduate School of Business Administration.

Mr. Adams brings many years of experience serving as an independent director on public company boards, and in investing and providing financial advice with respect to investments in public companies.  In December 2017, Mr. Adams was recognized as a Governance Fellow for the National Association of Corporate Directors, The Gold Standard Director Credential®.  In 2018, Director Adams completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors.

Dr. Judy Codding. Director Judy Codding joined our Board on October 5, 2015, and currently serves as a member of our Audit Committee and Compensation Committee.  Director Codding is a globally respected education leader.  From October 2010 until October 2015, she served as the Managing Director of "The System of Courses," a division of Pearson, PLC (NYSE: PSO), the largest education company in the world that provides education products and services to institutions, governments and to individual learners.  Prior to that time, Director Codding served as the Chief Executive Officer and President of America's Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010.  America's Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability.  Director Codding has a Doctorate in Education from University of Massachusetts at Amherst and completed postdoctoral work and served as a teaching associate in Education at Harvard University, where she taught graduate level courses focused on moral leadership. Director Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (since 2011) and the Board of Trustees of Educational Development Center, Inc. (since 2012).  Through family entities, Director Codding has been and continues to be involved in the real estate business in Florida and the exploration of mineral, oil and gas rights in Maryland and Kentucky.

Director Codding brings to our Board her experience as an entrepreneur, as a chief executive officer, as an author, advisor and researcher in the areas of leadership training and decision-making as well as her experience in the real estate business.

Margaret Cotter. Vice-Chair Margaret Cotter joined our Board on September 27, 2002, and currently serves as a member of our Executive Committee.  She was appointed Vice-Chair of our Board on August 7, 2014.  On March 10, 2016, our Board appointed Vice-Chair Cotter as Executive Vice President-Real Estate Management and Development-NYC, at which time Vice-Chair Cotter became a full-time employee of our Company.  In this position, Vice-Chair Cotter is responsible for the daily management of our live theatre properties and operations, including the oversight of the day-to-day development process of our Union Square property and oversight of our other New York, Chicago and Pennsylvania real estate holdings.  Vice-Chair Cotter was the owner and President of OBI, LLC ("OBI"), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development- NYC, managed our live theatre operations under a management agreement and provided management and various services regarding the development of our New York theater and cinema properties.  Pursuant to the OBI management agreement, Vice-Chair Cotter also served as the President of Liberty Theaters, LLC, our live-theatre subsidiary. The OBI management agreement was terminated with Vice-Chair Cotter's appointment as Executive Vice President-Real Estate Management and Development-NYC.  Vice-Chair Cotter is also a theatrical producer who has produced shows in Chicago and New York and in May 2017, due to other commitments, stepped down as a long-time board member of the League of Off-Broadway Theaters and Producers.

Vice-Chair Cotter is a former Assistant District Attorney for King's County in Brooklyn, New York, graduated from Georgetown University and Georgetown University Law Center.  She is the sister of Chair Cotter.  Vice-Chair Cotter is a Co-Executor of her father's estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Chair Cotter is also a Co-Trustee of the Cotter Living Trust, which is the record owner of 1,692,649 shares of Class A Stock and 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such Class B Stock), the Co-Trustee of the Cotter Foundation, which is the record owner of 102,751 shares of Class A Stock, and the Sole-

Trustee of the James J. Cotter Education Trust #1, which is the record holder of 84,956 shares of Class A Stock and of which her children are the sole beneficiaries.  Vice-Chair Cotter also holds various positions in her family's agricultural enterprises.  She is a director of Cecelia Packing Corporation.  In her capacity as the Co-Executor of the Estate of James J. Cotter, Vice-Chair Cotter (together with her sister and Co-Executor, Ellen Cotter) holds various positions in various real estate entities that are part of her father’s estate, which, include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C.

Vice-Chair Cotter brings to the Board her experience as a live theatre producer, theater operator and an active member of the New York theatre community, which gives her insight into live theatre business trends that affect our business in this sector, and in New York and Chicago real estate matters. Operating the daily oversight of our theater properties for over twenty (20) years, Vice- Chair Cotter contributes to the strategic direction for our developments.  In addition, with her direct ownership of 753,879 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father's estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, and the Sole-Trustee of the James J. Education Trust #1, Vice-Chair Cotter is a significant stakeholder in our Company.

Edward L. Kane. Director Edward L. Kane joined our Board on October 15, 2004 and currently serves as a member of our Executive Committee and as the Lead Independent Director.  Director Kane served as the Chair of our Compensation Committee and as a member of the Audit Committee until January 22, 2019, and until his functions were moved to the Audit Committee in May 2016, as Chair of our Tax Oversight Committee.  Director Kane was also a Director of our Company from 1985 to 1998, and served as President from 1987 to 1988.

Director Kane practiced as a tax attorney for many years in New York and in California.  During the 1990s, Director Kane also served as the Chair and CEO of ASMG Outpatient Surgical Centers in Southern California, and he served as a director of BDI Investment Corp., which was a regulated investment company, based in San Diego.  For over a decade, he was the Chair of Kane Miller Books, an award-winning publisher of children's books.  At various times during the past three decades, Director Kane has been Adjunct Professor of Law at two of San Diego's law schools, most recently in 2008 and 2009 at Thomas Jefferson School of Law, and prior thereto at California Western School of Law.

In addition to his varied business experience, Director Kane brings to our Board his many years as a tax attorney and law professor.  Director Kane also brings his experience as a past President of Craig Corporation and of Reading Company, two of our corporate predecessors, as well as his experience as a former member of the boards of directors of several publicly held corporations.

Douglas J. McEachern. Director Douglas J. McEachern joined our Board on May 17, 2012, and currently serves as the Chair of our Audit Committee, a position he has held since August 1, 2012, and as a member of our Compensation Committee.  He has served as a member of the board and of the audit and compensation committees for Willdan Group, a Nasdaq listed engineering company, since 2009. From June 2011 until October 2015, Director McEachern was a director of Community Bank in Pasadena, California and a member of its audit committee.  Mr. McEachern served as the Chair of the board of Community Bank from October 2013 until October 2015, and was a member of the finance committee of the Methodist Hospital of Arcadia.  From September 2009 to December 2015, Director McEachern served as an instructor of auditing and accountancy at Claremont McKenna College.  Mr. McEachern was an audit partner from July 1985 to May 2009 with the audit firm of Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate. Director McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC, from June 1983 to July 1985.  From June 1976 to June 1983, Mr. McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP).  Director McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California.

Director McEachern brings to our Board his more than forty-two (42) years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company. Director McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Michael Wrotniak. Director Michael Wrotniak joined our Board on October 12, 2015, and currently serves as the Chair of our Compensation Committee and as a member of the Audit Committee.  Since 2009, Director Wrotniak has been the Chief Executive Officer of Aminco Resources, LLC ("Aminco"), a privately held international commodities trading firm.  Director Wrotniak joined Aminco in 1991 and is credited with expanding Aminco's activities in Europe and Asia.  By establishing a joint venture with a Swiss engineering company, as well as creating partnerships with Asia-based businesses, Director Wrotniak successfully diversified Aminco's product portfolio.  Director Wrotniak became a partner of Aminco in 2002.  Director Wrotniak is a member of the Board of Advisors of the Little Sisters of the Poor at their nursing home in the Bronx, New York since approximately 2004.  Director Wrotniak graduated from Georgetown University in 1989 with a B.S. in Business Administration (cum laude).

Director Wrotniak is a specialist in foreign trade, and brings to our Board his considerable experience in international business, including foreign exchange risk mitigation.

Meeting Attendance

Our Board of Directors held ten (10) meetings in 2019.  The Audit Committee held six (6) meetings, the Compensation Committee held five (5) meetings and the Executive Committee did not hold any meetings in 2019.  Each director attended at least 75% of these Board meetings and at least 75% of the meetings of all of the above referenced committees on which he or she served.  We encourage, but do not require, our Board members to attend our Annual Meeting.  All of our incumbent Directors attended the 2019 Annual Meeting.

Executive Officers

The following table sets forth information regarding our current executive officers other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under "Directors."

Name	Age	Title
Gilbert Avanes	46	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	85	President - US Cinemas
S. Craig Tompkins	69	Executive Vice President, General Counsel
Andrzej Matyczynski	68	Executive Vice President – Global Operations
Steve Lucas	49	Vice President, Chief Accounting Officer and Controller
Mark Douglas	50	Managing Director – Australia and New Zealand

Gilbert Avanes.  Mr. Avanes was appointed Executive Vice President, Chief Financial Officer and Treasurer on November 5, 2019.  Mr. Avanes has been an employee of and consultant to our Company since August 2007, most recently serving as Interim Chief Financial Officer and Treasurer of our Company, from January 24, 2019 through November 4, 2019.  Prior thereto, Mr. Avanes served as our Vice President of Financial Planning and Analysis (January 2016 to January 2019), Senior Director of Financial Planning and Analysis (January 2012 to December 2015), and as a consultant and then Senior Finance Manager (August 2007 to December 2011).  Prior to joining Reading, Mr. Avanes served in various finance and accounting roles over the course of a decade at Toronto-Dominion Bank Financial Group located in Toronto, Canada. Mr. Avanes is a Certified Public Accountant (U.S.) and Chartered Professional Accountant (CPA, CGA) (Canada) and has a Master of Business Administration from Laurentian University and a Bachelor of Commerce (Major in Accounting and Minor in Finance) from Ryerson University.

Robert F. Smerling.   Mr. Smerling has served as President of our US cinema operations since 1994. He has been involved in the acquisition and/or development of all of our existing domestic cinemas.  Prior to joining our Company, Mr. Smerling was the President of Loews Theaters, at that time a wholly owned subsidiary of Sony.  While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas.  Among Mr. Smerling's accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top five grossing cinemas in the United States.  Prior to Mr. Smerling's employment at Loews, he was Vice Chair of USA Cinemas in Boston, and President of Cinemanational Theatres.  Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theater Owners, the principal trade group representing the cinema exhibition industry.

S. Craig Tompkins.   Mr. Tompkins has worked in various capacities for our Company and its predecessors for more than the past twenty-six (26) years. He has served as Vice Chair of our Company and as the President of two of its predecessors public companies, as a consultant and outside counsel and, since 2017, as Executive Vice President and General Counsel.  Prior to his employment at our Company, Mr. Tompkins was a partner at Gibson, Dunn & Crutcher.  Mr. Tompkins is a principal equity holder in and, between 2007 to 2017, served as the Executive Chair and, since 2017, as the Chair of Marshall & Stevens, Incorporated, a privately held valuation and consulting firm specializing in the valuation of real estate, business enterprises and alternative energy assets.  From 1993 to 2006 (when the company went private), Mr. Tompkins served as a director and as the Chair of the Audit Committee of G&L Realty (an NYSE REIT specializing in medical properties), and from 1998 to 2001 (when the bank was sold) as a member of the Board of Directors, of the Compensation Committee, and of the Special Independent Committee of Fidelity Federal Bank, FSB.  Mr. Tompkins is also the Chair and Chief Executive Officer of Kirtland Farms, Inc. (a Tompkins family owned agricultural operation in Southern Oregon).  Mr. Tompkins holds a Bachelor of Arts (Magna Cum Laude) from Claremont McKenna College, and a Juris Doctorate (Magna Cum Laude) from the Harvard Law School, where he was on the Board of Student Advisors and served as research assistance to Professor James Casner (then serving as the Reporter to the Restatement of Property 2nd).  Following Harvard Law School, Mr. Tompkins served as law clerk to the Honorable Justice Dean Bryson on the Oregon Supreme Court, before joining Gibson, Dunn & Crutcher.

Andrzej J. Matyczynski.  Mr. Matyczynski was appointed as our Executive Vice President—Global Operations on March 10, 2016.  From May 11, 2015 until March 10, 2016, Mr. Matyczynski acted as the Strategic Corporate Advisor to the Company, and served as our Chief Financial Officer and Treasurer from November 1999 until May 11, 2015 and as Corporate Secretary from May 10, 2011 to October 20, 2014.  Prior to joining our Company, he spent 20 years in various senior roles throughout the world at Beckman Coulter Inc., a U.S. based multi-national corporation.  Mr. Matyczynski holds a Master's Degree in Business Administration from the University of Southern California.

Steven J. Lucas.   Mr. Lucas was appointed as our Vice President, Controller and Chief Accounting Officer in 2015.  From 2011 to 2015, Mr. Lucas worked in our accounting group holding the role of Asia Pacific Controller.  Prior to joining our Company, Mr. Lucas worked for Arthur Andersen and EY for more than fifteen (15) years.  He is a Chartered Accountant, and has been a member of Chartered Accountants Australia and New Zealand for over twenty (20) years.  He holds a Bachelor’s Degree in English Literature and History from Victoria University of Wellington, and a Post Graduate Diploma in Accounting from the Graduate School of Business and Government Administration of Victoria University of Wellington.

Mark D. Douglas.  Mr. Douglas is currently our Managing Director, Australia and New Zealand, overseeing our international cinema and real estate operations.   Mr. Douglas first joined our Company in 1999, and was appointed as Managing Director, Reading Cinemas Australia and New Zealand on July 1, 2018. From 2005 to 2018, Mr. Douglas worked in our Real Estate division holding numerous roles including Director Property Development, Development Manager and General Manager Property. Prior thereto, Mr. Douglas worked in our finance team, moving into the role of National Operations Manager for our cinema division in 2001. Prior to joining our Company, Mr. Douglas worked for Myer Stores, a retail department store chain, in various business management and administration roles. Mr. Douglas earned a Master's Degree in Business Administration from Deakin University, Geelong Victoria and is a registered Certified Practicing Accountant with CPA Australia.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the reports that have been filed by or on behalf of such persons and on the written representations of certain reporting persons, we believe that all of our executive officers and Directors, and greater than 10% beneficial owners, complied with the reporting requirements of Section 16(a), except as follows:

Name of Reporting Person	Number of Late Reports(1)	Number of Transactions
Gilbert Avanes	1	1
Ellen Cotter	3	3
Margaret Cotter	4	4
Andrzej Matyczynski	2	2
Robert Smerling	2	2
Craig Tompkins	1	1
Michael Wrotniak	1	1

(1)	Except for two late transaction notifications received by the Company, these late reports were due to administrative handling errors on the part of the Company.

Insofar as we are aware, all required filings have now been made.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") designed to help our Directors and employees resolve ethical issues.  Our Code of Conduct applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, Chief Accounting Officer and Controller and persons performing similar functions.  Our Code of Conduct is posted on our website at http://www.readingrdi.com/about/#policies-and-guidelines.

The Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously.  In addition, we have adopted the "Amended and Restated Whistleblower Policy and Procedures," which are posted on our website, at http://www.readingrdi.com/about/#policies-and-guidelines, that establishes a process by which employees may anonymously disclose alleged fraud or violations of accounting, internal accounting controls or auditing matters.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board, since we last disclosed this information.

Audit and Conflicts Committee

The Audit Committee operates pursuant to a Charter adopted by our Board that is available on our website at http://www.readingrdi.com/about/#committee-charters.  The Audit Committee reviews, considers, negotiates and approves or disapproves related party transactions (see the discussion in the section entitled "Certain Relationships and Related Party Transactions" below).  In addition, the Audit Committee is responsible for, among other things, (i) reviewing and discussing with management the Company's financial statements, earnings press releases and all internal controls reports, (ii) appointing, compensating and overseeing the work performed by the Company's independent auditors, and (iii) reviewing with the independent auditors the findings of their audits.

Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3(b)(1) of the Exchange Act), and that Mr. Douglas McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert.  Our Audit Committee is currently composed of Mr. Douglas McEachern, who serves as Chair, Dr. Judy Codding and Mr. Michael Wrotniak.  The Audit Committee held six (6) meetings during 2019.  All members attended at least 75% of such meetings.

Compensation and Stock Options Committee

The Compensation Committee operates pursuant to a Charter adopted by our Board that is available on our website at http://www.readingrdi.com/about/#committee-charters.  As a “controlled company”, we are exempt from the Nasdaq Listing Rules regarding the determination of executive compensation solely by independent directors.  Notwithstanding such exemption, our Board has established a standing Compensation Committee consisting of three of our Independent Directors (as defined in section 5605(a)(2) of the NASDAQ Listing Rules and Rule 10C-1(b)(1) of the Exchange Act), and is currently composed of Mr. Michael Wrotniak, who serves as Chair, Dr. Judy Codding and Mr. Douglas McEachern.  For more information on our Compensation Committee, see  Item 11 – Executive Compensation –  Compensation Discussion and Analysis below.  Our Compensation Committee held five (5) meetings during 2019.  All members attended at least 75% of such meetings.

Item 11 –  Executive Compensation

Compensation Discussion and Analysis

Role and Authority of the Compensation Committee

Background

As a “controlled company,” we are exempt from the Nasdaq Listing Rules regarding the determination of executive compensation solely by independent directors. Notwithstanding such exemption, we have established a standing Compensation Committee consisting of three of our Independent Directors.  Our Compensation Committee charter requires our Compensation Committee members to meet the independence rules and regulations of the Securities Exchange Commission and the Nasdaq Stock Market.

Our Executive Compensation Philosophy

Our executive compensation philosophy is to: (1) attract and retain talented and dedicated management team members; (2) provide overall compensation as competitive in our industry; (3) correlate annual cash bonuses to the achievement of our business and financial objectives; and (4) provide management team members with appropriate long-term incentives aligned with stockholder value.  While we believe that our entire executive compensation package contributes to these goals, the base salaries we offer generally support goals 1 and 2 above, our short-term incentive bonuses generally support goals 1, 2 and 3 above, and our long-term incentives generally support goals 1, 2 and 4 above.

Our Executive Compensation Practices At A Glance

What We Do	What We Do NOT Do

DO pay for performance. Our Short-Term Incentive Bonuses—a significant portion of the compensation package provided to our “named executive officers” (“NEOs”)

-- are tied to meeting our Company and individual performance goals.

NO pledging permitted by directors or Section 16 officers without prior notice to Compliance Officer and Audit Committee Chair.
DO provide minimum vesting periods for our long-term incentive awards and, as of March 2020, will include certain performance criteria.	NO individual hedging or derivative transactions permitted by directors or Section 16 officers.
DO utilize both time vested and performance linked long-term incentive awards.	NO “single trigger” change in control payments for the benefit of our NEO’s.
DO empower Board to clawback short-term incentive compensation, if there is an accounting restatement due to material noncompliance with securities laws.	NO golden parachute tax gross ups.
DO use an independent compensation consultant.
DO appoint a Compensation Committee comprised solely of independent directors even though not required.
DO require NEO’s and Directors to meet Company stock ownership requirements.

Compensation Committee Charter1

Our Compensation Committee Charter delegates significant executive compensation responsibilities to our Compensation Committee, including:

•	to establish our compensation philosophy and objectives;
•	to review and approve all compensation, for our CEO and President and our executive officers[1];
•

to approve all employment agreements, severance arrangements, change in control provisions and agreements and any special or supplemental benefits applicable to our CEO and President and other executive officers;

•

to approve and adopt, on behalf of our Board, incentive compensation and equity-based compensation plans, or, in the case of plans requiring stockholder approval, to review and recommend such plan to the stockholders;

•

to review the disclosures made in the Compensation Discussion and Analysis and advise our Board whether, the Compensation Discussion and Analysis is satisfactory for inclusion in our annual report on Form 10-K and definitive proxy statement;

•	to prepare an annual compensation committee report for inclusion in our definitive proxy statement for the Annual Meeting;
•	to administer our equity-based compensation plans, including the grant of stock options and other equity awards under such plans; and
•	to consider the results of the most recent stockholder advisory vote on executive compensation when determining compensation policies and making decisions on executive compensation.

Under our Compensation Committee Charter, any compensation determinations pertaining to Ellen M. Cotter and Margaret Cotter are subject to review and approval by our Board.

The Compensation Committee Charter is available on our website at http://www.readingrdi.com/about/#committee-charters.

_____________________________

1 Under our Compensation Committee Charter, “executive officer” is defined to mean the chief executive officer, president, chief financial officer, general counsel, principal accounting officer, any executive vice president of the Company and any managing director of Reading Entertainment Australia, Pty Ltd and/or Reading New Zealand, Ltd.

Executive Compensation

This Compensation Discussion and Analysis (“CD&A”) and the executive compensation disclosures below are provided for the individuals who were our NEOs for 2019, who we refer to collectively as the “NEOs”:  2

Name	Title
Ellen M. Cotter	President and Chief Executive Officer
Gilbert Avanes(1)	EVP, Chief Financial Officer and Treasurer
S. Craig Tompkins	EVP, General Counsel
Margaret Cotter	EVP-Real Estate Management and Development-NYC
Robert F. Smerling	President, U.S. Cinemas
Dev Ghose(2)	EVP, Chief Financial Officer and Treasurer (Retired)
(1)

Mr. Gilbert Avanes served as Interim Chief Financial Officer and Treasurer of our Company from January 24, 2019 through November 4, 2019 and was appointed Executive Vice President, Chief Financial Officer and Treasurer on November 5, 2019.

(2)	Mr. Dev Ghose retired from the Company on January 23, 2019.

Compensation Setting Process: Role of Compensation Consultant

In the first quarter of 2019, our Compensation Committee set executive compensation for our NEOs for calendar year 2019.  This followed consultation with the Committee’s independent compensation consultant, Willis Towers Watson, our Chief Executive Officer, and our outside legal counsel.  As part of this consideration, our Compensation Committee reviewed our Company’s compensation levels, programs and practices. The Compensation Committee assessed the independence of Willis Towers Watson pursuant to SEC rules and the Nasdaq Listing Standards and concluded that it is independent. Willis Towers Watson prepared materials that measured our executive and management compensation against compensation paid by peer group companies based on the 25th, 50th and 75th percentile of such peer group companies.  The 50th percentile was the median compensation paid by such peer group companies to executives performing similar responsibilities and duties. The summary included base salary, short-term incentive (cash bonus) and long-term incentive (equity awards) of the peer group companies to the base salary, short-term incentive and long-term incentive provided to our executives and management.

For 2019, our Compensation Committee generally compared the compensation levels of our NEOs with the compensation levels of executives at the following entities which we refer to as our “peer group”: Acadia Realty Trust, Cedar Realty Trust Inc., Global Eagle Entertainment Inc., IMAX Corporation, Kite Realty Group Trust,  National CineMedia, Inc., Pennsylvania Real Estate Investment Trust, Ramco-Gershenson Properties Trust, Red Lion Hotels Corporation, Retail Opportunity Investments Corp., Saul Centers Inc., The Marcus Corporation,Urstadt Biddle Properties Inc. and Village Roadshow Ltd.  However, our Compensation Committee used this information as just one factor in determining compensation and did not strictly attempt to benchmark our NEOs compensation to a single level as compared to the peer group.

Our Compensation Committee established (i) 2019 annual base salaries at levels that it believed were generally competitive with executives in our peer group as described in the executive pay summary assessment prepared by Willis Towers Watson, except for the base salary of our CEO and President, which was below the 25th percentile of our peer group in 2018 and was moved to the 25th percentile for 2019, (ii) short-term incentive awards in the form of annual cash bonuses based on the achievement of identified goals and benchmarks, and (iii) long-term incentive awards in the form of RSUs and stock options that are used as a retention tool and as a means to further align an executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value.

In January 2020, our Compensation Committee appointed a new independent compensation consultant, AON.  The Compensation Committee assessed the independence of AON pursuant to SEC rules and the Nasdaq Listing Standards and concluded that it is independent.  Beginning in December 2019, our Committee began its evaluation of adding performance based RSUs to the time vested RSUs starting in 2020.  Further AON assisted the Committee in considering whether to alter the mix of long-term incentives to exclude stock options in favor of RSUs and evaluation of paying short-term incentive awards to our NEO’s and other Executive Officers, as discussed in more detail below.  The Committee also sought input on director compensation, a review of the peer group for 2020 and other planning 2020 NEO compensation.

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

_____________________________

2 While this CD&A is focused on our NEO’s, the same process described for our NEO’s is followed in setting compensation for all our “Executive Officers.”

Role of Chief Executive Officer in Compensation Decisions

At our Compensation Committee’s direction, our Chief Executive Officer prepared an executive compensation review for 2019 for each NEO (other than the Chief Executive Officer), as well as the full executive team, which included recommendations for:

•	2019 base salary;
•	a proposed year-end short-term incentive in the form of a target cash bonus based on the achievement of certain objectives; and
•	a long-term incentive in the form of RSUs and stock options for the year under review.

Our Compensation Committee performed an annual review of 2019 NEO compensation in the first quarter of 2020, including consideration of the presentation by our Chief Executive Officer regarding each element of NEO compensation arrangements.  Our Compensation Committee reviewed the 2019 performance goals of our NEOs and the extent to which each NEO achieved such goals.

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

Stockholder Advisory Vote

As part of its compensation setting process, our Compensation Committee also considers the results of the prior year’s stockholder advisory vote on our executive compensation.  Our Compensation Committee believes these voting results provide useful insight as to whether stockholders agree that our Compensation Committee is achieving its goal of designing and administering an executive compensation program that promotes the best interests of our Company and our stockholders by providing our executives with appropriate compensation and meaningful incentives to deliver strong financial performance and increase stockholder value.  As part of its 2019 compensation setting process, the Compensation Committee reviewed the results of the 2018 stockholder advisory vote, in which approximately 84% of the votes cast were voted in favor of our executive compensation program.

CEO Compensation

For 2019, our Compensation Committee was provided with materials from our compensation consultant, Willis Towers Watson, on relevant comparable compensation data for our Chief Executive Officer (and our other NEOs and other executive officers) comparing all aspects of compensation to peer group data.  Our Compensation Committee was provided with summaries of performance of our Chief Executive Officer (and our other NEOs and executive officers in each case comparing the executive’s performance to 2019 goals, including corporate goals, divisional goals (where applicable) and individual goals, each of which was established by our Compensation Committee in early 2019.  Our Compensation Committee interviewed our Chief Executive Officer to obtain a better understanding of the factors to be considered in determining our Chief Executive Officer's compensation, including extensive discussions regarding performance.  Our Compensation Committee met in executive sessions without our Chief Executive Officer to consider the Chief Executive Officer’s compensation, including base salary, cash bonus and equity awards, if any.  With the exception of these executive sessions of our Compensation Committee, our Chief Executive Officer participated in most deliberations of our Compensation Committee relating to NEO compensation.  However, our Compensation Committee excused our Chief Executive Officer for certain deliberations with respect to the compensation recommended for Vice-Chair Margaret Cotter, the sister of our Chief Executive Officer, Ellen M. Cotter.

The base salary set for our Chief Executive Officer for 2019, or $551,000, remains below the market base salary median for our peer group at the 25th percentile.  The Willis Towers Watson report showed that the 25th, 50th and 75th percentiles in the peer group of CEO base salaries were $551,000, $653,000 and $764,000, respectively.  Because Chair Cotter’s potential short-term incentive payment was based on a percentage (100%) of her base salary, which was at 25th percentile of market peers, her short-term incentive opportunity was also lower than the median of our peer group.  The Compensation Committee believed that our Chief Executive Officer, in 2019, continued to perform strongly.  The Compensation Committee has increased her base salary every year and expects to do so assuming continued strong performance.

As discussed in more detail below under “Short-Term Incentives,” our Chief Executive Officer did not receive a short-term incentive bonus for 2019.  In 2019, she was granted $628,000 in long-term incentives in the form of time vested RSUs and stock options.

2019 Base Salaries

Our Compensation Committee reviewed the executive pay summary prepared by Willis Towers Watson and other factors and engaged in extensive deliberation and then recommended the following 2019 base salaries for the following NEOs:

Name	Title	2019 Base Salary
Ellen Cotter	Chief Executive Officer and President	$ 551,000
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer	$ 275,000
S. Craig Tompkins	EVP,General Counsel	$ 425,000
Margaret Cotter	EVP-Real Estate Management and Development-NYC	$ 400,000
Robert F. Smerling	President, US Cinemas	$ 400,200
Dev Ghose(1)	EVP, Chief Financial Officer and Treasurer (Retired)	$ ----,-----
(1)	The base salary for Mr. Ghose is not included in this list as he retired as Executive Vice President, Chief Financial Officer and Treasurer of the Company on January 23, 2019.

2019 Short-Term Incentives

The Short-Term Incentives authorized by our Compensation Committee provide our NEOs with an opportunity to earn an annual cash bonus based upon the achievement of certain of our Company’s financial goals, division goals and individual goals, recommended by our Chief Executive Officer and approved by our Compensation Committee during the first quarter of 2019.  Under our Compensation Committee charter, the compensation payable to our Chief Executive Officer and President, Chair Cotter, and Vice- Chair Cotter must also be approved by our full Board.  Participants in the short-term incentive plan are advised of their annual potential target bonus expressed as a percentage of the participant’s base salary and by dollar amount.

For 2019, the performance goals for our NEOs included (i) a target for a Company-wide Performance Goal Operational Metric based upon Company-wide “Compensation Adjusted EBITDA” (a non-GAAP measure defined below); (ii) Company-wide Performance Goal Development Metrics, (iii) Division Performance Goal Operational Metrics, and (iv) Division Performance Goal Development Metrics. In addition, each of our NEOs was provided individually tailored goals based on the particular NEO’s respective areas of responsibility.

Management and our Compensation Committee use “Earnings before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” a non-GAAP financial measure, for a number of purposes in assessing the performance of the Company.  See Item 6 – “Selected Financial Data” of our Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion and reconciliation of EBITDA. “Compensation Adjusted EBITDA” is one of the two principal Company-wide performance metrics used by our Compensation Committee and for assessing the performance of executives of our Company. Compensation Adjusted EBITDA is not otherwise used by management and is calculated in a manner intended to adjust out of EBITDA those elements not generally within the control of our executives.

For each of our NEOs, Company-wide, division-wide (as applicable) and individual objectives were approved, together with the respective weighting of each element. Our Compensation Committee received detailed reports on the individual achievement of goals and objectives for 2019.  These were considered, but in light of the decision not to pay Short-Term Incentive’s (“STI’s”) because of the Funding Gate (as discussed below), the detailed discussion of performance of such goals and objectives will not be summarized herein.

Our Compensation Committee in 2019 set a Minimum Company Performance (or “Funding Gate”) (as it had in 2018) as a minimum hurdle to determine whether  the Company’s performance as a whole supported the payment of STI’s to NEO’s (and other Executive Officers).  The 2019 Funding Gate was set at GAAP net income of $10,000,000.  In adopting the Funding Gate, the Committee reserved that it could consider adjustments to take into account matters included in GAAP net income for which the management team should not be held accountable.  The Committee also retained discretionary power to  pay some or all STI’s, even if the Funding Gate had not been met.

However, the material negative difference between the Funding Gate and 2019 Net Income compelled the Compensation Committee to decide that the NEO’s and other Executive Officers would not receive STI’s for the year ended December 31, 2019, despite their significant achievements in other areas, including advancing the Company’s long-term business strategy.

2019 Long-Term Incentives

Long-Term incentives utilize the equity-based plan under our Restated 2010 Stock Incentive Plan, as amended from time to time, as our (“2010 Incentive Plan”).  For 2019, executive and management team participants received awards in the following forms:

50% time-based restricted stock units and 50% nonstatutory stock options. The grants of restricted stock units and options will vest ratably over a four (4) year period with 1/4th vesting on each anniversary date of the grant date.

The following grants were made for 2019 on March 13, 2019 and March 14, 2019:

2019
Name	Title	Dollar Amount of Restricted Stock Units
Ellen M. Cotter	Chief Executive Officer	$628,000
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer	$75,000
S. Craig Tompkins	EVP, General Counsel	$125,000
Margaret Cotter	EVP-Real Estate Management and Development-NYC	$125,000
Robert F. Smerling	President, US Cinemas	$125,000

All long-term incentive awards are subject to other terms and conditions set forth in the 2010 Incentive Plan and award grant.  In addition, individual grants include certain accelerated vesting provisions.  In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have been substituted.  In the case of awards to non-executive directors, the accelerated vesting will be triggered upon a change of control or certain corporate transactions in which awards are not replaced with substantially equivalent awards.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan (our “401(k) Plan”) that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan.  Our NEOs are eligible to participate in our 401(k) Plan on the same terms as other full-time employees generally.  Currently, we match contributions made by participants in our 401(k) Plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contribution is made.  We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Other Retirement Plans

In March 2016, the Compensation Committee approved a one-time retirement benefit for Robert Smerling, President, US Cinemas, due to his significant long-term service to the Company. The retirement benefit is a single year benefit in an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the then most recently completed five-year period.

On August 29, 2017, the Compensation Committee approved a one-time retirement benefit for S. Craig Tompkins, incident to his retention as our General Counsel.  The retirement benefit is the same as that provided to Mr. Smerling, except calculated net of the amount of $197,060, accrued to Mr. Tompkins under a separate vested benefit program established by one of the two companies acquired by the Company as a part of the consolidation transaction in 2000.

We currently maintain no other retirement plan for our above identified NEOs.

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

Tax and Accounting Considerations

Deductibility of Executive Compensation

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

Stock Ownership Policy

In April 2017, our Board upon the recommendation of our Compensation Committee, adopted a stock ownership policy for our NEO’s and our Directors.  Our Board believes that such a policy is a “best practice” and further supports the alignment of interests between our NEO’s, our Directors and our stockholders.

Under our stock ownership policy:

•	Our Chief Executive Officer is required to beneficially own Company shares equal to six times her base salary;
•	Our other NEO’s are required to beneficially own Company shares equal to one times their base salary; and
•	Our Directors who are not employees of the Company are required to beneficially own Company shares equal to three times their annual base directors fee.

When adopted, our Board approved a five-year period (from the later of the Policy adoption or date of hire or election/appointment, as the case may be) for the affected individuals to comply, so formal compliance is not yet required.

Under our stock ownership policy, the value to be used to measure compliance includes shares held of record or beneficially owned, together with the value of vested and non-vested options (however, in the case of vested and non-vested options, only the amount representing the difference between the exercise price and the closing price of the Company’s Common Stock on the measurement date is included), of RSUs and/or of other applicable equity instruments held by such individual.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently composed of Director Wrotniak, who serves as Chair and Directors Dr. Codding and McEachern. None of the members of the Compensation Committee was, during 2019, an officer or employee of the Company, or formerly an officer of the Company.  None of our executive officers currently serves, or during 2019 served, as a member of the board of directors or compensation committee of any entity that has or had one or more executive officers serving as a member of our Board or our Compensation Committee.

There were no transactions during 2019 between the Company and any of the directors who served as members of the Compensation Committee for any part of 2019 that would require disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

Chief Executive Pay Ratio

As of December 31, 2019, we employed approximately 3,000 persons, with 86% of such persons being seasonal, part-time employees. Generally, we have experienced comparatively higher turnover rates with our seasonal, part-time employees, as compared to our full-time employees. Accordingly, the median total compensation we estimate below, as well as the resulting ratio of Chair Cotter’s compensation to such estimated median total compensation is reflective of both the seasonal, part-time nature of the majority of our employees, as well as the fact that we experience a high turnover rate with such employees each fiscal year. This ratio was also impacted by the fact that of these employees, 1,214 or 46% were employed in Australia and New Zealand, whose compensation figures were impacted by fluctuating currency exchange rates and prevailing wage rates in those jurisdictions for similar positions. During 2019, the Australian Dollar and New Zealand Dollar weakened against the U.S. Dollar by 7.0% and 4.9% respectively.

We selected December 31, 2019 as the determination date for identifying this median employee. Chair Cotter, our President and Chief Executive Officer, for the fiscal year 2019 received annual total compensation of $1,191,800.  Based on the calculation described below, this median employee’s annual total compensation was $7,764 as of December 31, 2019. As a result, Chair Cotter’s fiscal 2019 total compensation was approximately 153 times greater than the total compensation of this median employee.

We identified this median employee as of December 31, 2019, by examining the 2019 W-2 (or equivalent) for all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2019, the last day of our payroll year (whether employed on a full-time, part-time, or seasonal basis).  For such employees, we did not make any assumptions, adjustments, or estimates with respect to total compensation, and we did not annualize the compensation for any employees that were not employed by us for all of 2019. For employees based and paid overseas, we converted their earnings to US dollars using the average exchange rates between local currency and US dollars.

We calculated the 2019 total annual compensation of this median employee in accordance with the requirements of the executive compensation rules for the Summary Compensation Table (Item 402(c)(2)(x) of Regulation S-K).

Executive Compensation

This section discusses the material components of the compensation program for our executive officers named in the Summary Compensation Table below.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended December 31, 2019 to (i) Chair Cotter, who has served as our principal executive officer, (ii) Mr. Avanes, who served as our interim Chief Financial Officer from January 25, 2019 through November 4, 2019 and who since that date has served as our principal financial officer, and (iii) the other three most highly compensated persons who served as executive officers in 2019.

The following executives are herein referred to as our “NEOs.”

	Year	Salary ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Termination Benefit ($)	Total ($)
Ellen M. Cotter Chief Executive Officer and President	2019	551,000	314,000	314,000	--	12,800	(3)	--	1,191,800
	2018	496,266	180,000	180,000	471,453	12,405	(3)	--	1,340,124
	2017	463,800	180,000	180,000	374,474	12,060	(3)	--	1,210,334
Gilbert Avanes EVP, Chief Financial Officer andTreasurer	2019	275,000	37,500	37,500	--	14,087	(3)	--	364,087
	2018	N/A	N/A	N/A	N/A	N/A		N/A	N/A
	2017	N/A	N/A	N/A	N/A	N/A		N/A	N/A
Robert F. Smerling President – Domestic Cinema Operations	2019	400,200	62,500	62,500	--	7,215	(3)	--	532,415
	2018	400,200	60,000	60,000	82,541	6,562	(3)	--	609,303
	2017	393,000	60,000	60,000	70,439	5,993	(3)	--	589,432
S. Craig Tompkins EVP, General Counsel	2019	425,000	62,500	62,500	--	18,250	(3)	--	568,250
	2018	425,000	60,000	60,000	108,906	17,379	(3)	--	671,286
	2017	N/A	N/A	N/A	N/A	N/A		N/A	N/A
Margaret Cotter EVP-Real Estate Management & Development	2019	400,000	62,000	62,000	--	12,605	(3)	--	536,605
	2018	365,000	60,000	60,000	105,668	12,260	(3)	--	602,928
	2017	365,000	60,000	60,000	81,569	11,950	(3)	--	578,519
Dev Ghose	2019	37,372	--	--	--	--	(3)	121,992	159,364
EVP-Chief Financial	2018	412,000	--	--	28,008	16,950	(3)	412,000	868,958
Officer and Treasurer (Retired)(4)	2017	412,000	--	--	154,479	16,005	(3)		582,484
(1)

Stock awards granted as a component of the 2019, 2018 and 2017 annual incentive awards are reported in this column as 2019, 2018 and 2017 compensation, respectively, to reflect the applicable service period for such awards.  Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.  The assumptions used in the valuation of these awards are discussed in Notes 2 and 14 to our consolidated financial statements.  For a discussion of the material terms of each outstanding stock award, see “Compensation Discussion and Analysis – Long-Term Incentives” and the table below entitled “Outstanding Equity Awards at Year Ended December 31, 2019.”

(2)For the year ended December 31, 2019, our Compensation Committee in March 2020 determined not to approve the payment of any short-term incentive cash bonuses to our Executive Officers.

(3)Includes our matching employer contributions under our 401(k) Plan and the imputed tax of key person insurance.

(4)Mr. Ghose retired on January 23, 2019.

Grants of Plan-Based Awards

The following table contains information concerning (i) potential payments under the Company’s compensatory arrangements when performance criteria under such arrangements were established by the Compensation Committee in the first quarter of 2019 (actual payouts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table) and (ii) stock awards granted to our NEOs for the year ended December 31, 2019:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Option Awards; Number of Securities Underlying (#)(2)	Exercise or Base Price of Option Award ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ellen M. Cotter	Short-Term Incentive(1) Stock Options RSU	3/14/2019 3/14/2019	275,000	551,000	826,500	NA	NA	NA	19,455	89,459	16.14	628,000
Gilbert Avanes	Short-Term Incentive(1) Stock Options RSU	3/13/2019 3/13/2019	68,750	137,500	206,250	NA	NA	NA	2,328	10,714	16.11	75,000
S. Craig Tompkins	Short-Term Incentive(1) Stock Options RSU	3/13/2019 3/13/2019	63,750	127,500	191,250	NA	NA	NA	3,880	17,857	16.11	125,000
Margaret Cotter	Short-Term Incentive(1) Stock Options RSU	3/14/2019 3/14/2019	70,000	140,000	210,000	NA	NA	NA	3,872	17,806	16.14	125,000
Robert F. Smerling	Short-Term Incentive(1) Stock Options RSU	3/13/2019 3/13/2019	70,035	140,070	210,105	NA	NA	NA	3,880	17,857	16.11	125,000

(1)

Represents the short-term (or annual) incentive for fiscal year 2019. The award amount is based upon the achievement of certain company financial goals measured by our EBITDA and development metrics, division goals and individual goals, as approved by the Compensation Committee. Ultimately, despite the executive performance in 2019 no STI’s were paid for 2019.  For a discussion regarding the 2019 short-term incentive, see “Compensation Discussion and Analysis – 2019 Short-Term Incentives.”

(2)

Represents stock options granted under our 2010 Incentive Plan. The stock options granted to the NEOs in 2019 have a 5-year term and vests to 25% of the shares of our common stock underlying the option grant per year on the first day of each successive 12-month period commencing one year from the date of the grant. Options were granted with an exercise price equal to the closing price per share on the date of grant.

(3)	Represents the aggregate ASC 718 value of awards made in 2019.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our NEO’s as of December 31, 2019 under the 2010 Incentive Plan:

	Stock Options						Restricted Stock Units
Name	Class	No. of Shares Underlying Unexercised Options Exercisable	No. of Shares Underlying Unexercised Options Unexercisable	No. Of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	No. of Unearned Common Shares That Have Not Vested	Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	59,763	--	--	$11.95	3/9/2021	--	--	--	--
	A	39,018	13,005 (2)	--	$15.97	3/22/2022	--	--	--	--
	A	23,747	23,746 (3)	--	$16.36	4/12/2023	--	--	--	--
	A	22,365	67,094 (4)	--	$16.14	3/14/2024	--	--	--	--
	A	--	--	--	--	--	2,817 (5)	$31,522	--	--
	A	--	--	--	--	--	5,500 (6)	$61,545	--	--
	A	--	--	--	--	--	14,591 (7)	$163,273	--	--
Gilbert Avanes	A	4,960	--	--	$12.08	4/10/2021	--	--	--	--
	A	2,981	993 (8)	--	$15.97	3/22/2022	--	--	--	--
	A	1,805	1,804 (9)	--	$16.44	4/11/2023	--	--	--	--
	A	2,679	8,035 (10)	--	$16.11	3/13/2014	--	--	--	--
	A	--	--	--	--	--	215 (11)	$2,406	--	--
	A	--	--	--	--	--	418 (12)	$4,677	--	--
	A	--	--	--	--	--	1,746 (13)	$19,538	--	--
S. Craig Tompkins	A	13,006	4,335 (14)	--	$15.97	3/22/2022	--	--	--	--
	A	14,941	4,980 (15)	--	$15.68	8/28/2022	--	--	--	--
	A	7,874	7,874 (16)	--	$16.44	4/11/2023	--	--	--	--
	A	4,465	13,392 (17)	--	$16.11	3/13/2024	--	--	--	--
	A	--	--	--	--	--	939 (18)	$10,507	--	--
	A	--	--	--	--	--	1,848 (19)	$20,679	--	--
	A	--	--	--	--	--	1,824 (20)	$20,411	--	--
	A	--	--	--	--	--	2,910 (21)	$32,563	--	--
Margaret Cotter	A	19,921	--	--	$11.95	3/9/2021	--	--	--	--
	A	13,006	4,335 (22)	--	$15.97	3/22/2022	--	--	--	--
	A	7,916	7,915 (23)	--	$16.36	4/12/2023	--	--	--	--
	A	4,452	13,354 (24)	--	$16.14	3/14/2024	--	--	--	--
	A	--	--	--	--	--	938 (25)	$10,496	--	--
	A	--	--	--	--	--	1,833 (26)	$20,511	--	--
	A	--	--	--	--	--	2,904 (27)	$32,496	--	--
Robert F. Smerling	A	19,921	--	--	$11.95	3/9/2021	--	--	--	--
	A	13,006	4,335 (28)	--	$15.97	3/22/2022	--	--	--	--
	A	7,874	7,874 (29)	--	$16.44	4/11/2023	--	--	--	--
	A	4,465	13,392 (30)	--	$16.11	3/13/2024	--	--	--	--
	A	--	--	--	--	--	939 (31)	$10,507	--	--
	A	--	--	--	--	--	1,824 (32)	$20,411	--	--
	A	--	--	--	--	--	2,910 (33)	$32,563	--	--

(1)	Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of December 31, 2019 or $11.19.
(2)	13,005 options will vest on March 23, 2021.
(3)	11,873 options will vest on April 13, 2021 and April 13, 2022.
(4)	22,365 options will vest on March 14, 2021, March 14, 2022, and 22,364 options will vest on March 14, 2023.

(5)	2,817 units will vest on March 23, 2021.
(6)	2,750 units will vest on April 13, 2021 and April 13, 2022.
(7)	4,864 units will vest on March 14, 2021 and March 14, 2022 and 4,863 units will vest on March 14, 2023.
(8)	993 options will vest on March 23, 2021.
(9)	902 options will vest on April 12, 2021 and April 12, 2022.
(10)	2,679 options will vest on March 13, 2021. 2,678 options will vest on March 13, 2022 and March 13, 2023.
(11)	215 units will vest on March 23, 2021.
(12)	209 units will vest on April 12, 2021 and April 12, 2022.
(13)	582 units will vest on March 13, 2021, March 13, 2022, and March 13, 2023.
(14)	4,335 options will vest on March 23, 2021.
(15)	4,980 options will vest on August 29, 2021.
(16)	3,937 options will vest on April 12, 2021 and April 12, 2022.
(17)	4,464 options will vest on March 13, 2021, March 13, 2022, March 13, 2023.
(18)	939 units will vest on March 23, 2021.
(19)	1,848 units will vest on August 29, 2020.
(20)	912 units will vest on April 12, 2021 and April 12, 2022.
(21)	970 units will vest on March 13, 2021, March 13, 2022 and March 13, 2023.
(22)	4,335 options will vest on March 23, 2021.
(23)	3,958 options will vest on April 13, 2021 and 3,957 options will vest on April 13, 2022.
(24)	4,452 options will vest on March 14, 2021 and 4,451 options will vest on March 14, 2022 and March 14, 2023.
(25)	938 units will vest on March 23, 2021.
(26)	917 units will vest on April 13, 2021 and 916 units will vest on April 13, 2022.
(27)	968 units will vest on March 14, 2021, March 14, 2022, and March 14, 2023.
(28)	4,335 options will vest on March 23, 2021.
(29)	3,937 options will vest on April 12, 2021 and April 12, 2022.
(30)	4,464 options will vest on March 13, 2021, March 13, 2022, March 13, 2023.
(31)	939 units will vest on March 23, 2021.
(32)	1,824 units will vest on August 29, 2020.
(33)	970 units will vest on March 13, 2021, March 13, 2022 and March 13, 2023.

Option Exercises and Stock Vested

The following table contains information for our NEOs concerning the option awards that were exercised and stock awards that vested during the year ended December 31, 2019:

		Option Awards		Stock Awards
Name	Class	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Ellen M. Cotter	A	--	--	8,707	138,992
Margaret Cotter	A	--	--	2,903	46,341
Gilbert Avanes	A	--	--	684	10,877
Robert F. Smerling	A	--	--	2,899	46,387
S. Craig Tompkins	A	--	--	3,701	52,105

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our NEOs in connection with certain termination events, including a termination related to a change of control of the Company, as of December 31, 2019:

Certain Retirement Benefits.  Robert F. Smerling and S. Craig Tompkins are entitled to certain retirement benefits as described above under the caption “Other Elements of Compensation, Other Retirement Plans.”

Option and RSU Grants.  All long-term incentive awards are subject to other terms and conditions set forth in the 2010 Plan and award grants.  In addition, individual grants include certain accelerated vesting provisions.  In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have been substituted.  RSUs issued to our non-employee Directors provide for acceleration immediately upon a change of control.

Except as described above, no other NEOs currently have employment agreements or other arrangements providing benefits upon termination or a change of control.  The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2019, assuming the transaction took place on December 31, 2019 at price equal to the closing price of the Class A stock, which was of $11.19.

Name	Payable on upon Termination without Cause ($)				Payable on upon Termination in Connection with a Change in Control ($)			Payable Upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards(1)	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options(1)	Benefits Payable under Retirement Plans
Ellen M. Cotter	--	--	--	--	--	256,341	--	--
Margaret Cotter	--	--	--	--	--	63,503	--	--
Robert F. Smerling	--	--	--	--	--	63,481	--	458,240(2)
S. Craig Tompkins	--	--	--	--	--	84,160	--	330,561(3)
Dev Ghose(4)	--	--	--	--	--	--	--	--

(1)

Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of December 31, 2019 or $11.19. Accelerated vesting is triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have been substituted.

(2)

Mr. Smerling’s one-time retirement benefit is a single year payment based on the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the most recently completed five-year period.  The figure quoted in the table represents the average of total compensation paid for years 2019 and 2018.

(3)

Tompkins’s one-time retirement benefit is a single year payment based on the average of the two highest total cash compensation (bash salary plus cash bonus) years paid to Mr. Tompkins in the most recently completed five-year period, reduced by the retirement benefit paid to Mr. Tompkins from the Craig Corporation Key Personnel Retirement Plan in the amount of $197,060.  The figure quoted in the table represents the average of total compensation paid for years 2019 and 2018.

(4)	No triggering event for Dev Ghose at the time of retirement as Executive Vice President, Chief Financial and Treasurer on January 23, 2019.

Director Compensation Table

The following table sets forth information concerning the compensation paid to Directors in 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation($)	Total ($)
Guy W. Adams	85,000(3)	35,000(2)	--	120,000
Dr. Judy Codding	70,202(4)	35,000(2)	--	105,202
Edward L. Kane	69,901(5)	35,000(2)	--	104,901
Douglas J. McEachern	81,212(6)	35,000(2)	--	116,212
Michael Wrotniak	74,142(7)	35,000(2)	--	109,142

(1)	Fair value of the award computed in accordance with FASB ASC Topic 718. All awards were RSUs.
(2)

The following table sets forth the number of RSUs outstanding at December 31, 2019 that were granted on May 7, 2019.  These RSUs each represent one share of Class A Common Stock, and vested on May 6, 2020.

Guy W. Adams	2,313
Dr. Judy Codding	2,313
Edward L. Kane	2,313
Douglas McEachern	2,313
Michael Wrotniak	2,313

(3)	Represents payment of Base Director Fee of $50,000, Executive Committee Chair Fee of $20,000 and Lead Technology and Cyber Risk Director Fee of $15,000.

(4)	Represents payment of Base Director Fee of $50,000, Compensation Committee Member Fee of $6,637, Audit Committee Member Fee of $8,685, and Special Independent Committee Member Fee of $4,880.

(5)

Represents payment of Base Director Fee of $50,000, prorated Audit Committee Member Fee of $452, prorated Compensation Committee Chair Fee of $301. Executive Committee Member Fee of $7,500, and Lead Independent Fee of $11,647.

(6)	Represents payment of Base Director Fee of $50,000, Audit Committee Chair Fee of $20,000, Compensation Committee member Fee of $6,332, and Special Independent Committee Member Fee of $4,880.

(7)	Represents payment of Base Director Fee of $50,000, Audit Committee Member Fee of $9,142, and Compensation Committee Chair Fee of $15,000.

2019 Director Compensation

As discussed above in “Compensation Discussion and Analysis,” our Board requested the Compensation Committee to evaluate the Company's compensation policy for outside directors and to establish a plan that encompasses sound corporate practices consistent with the best interests of our Company.  Our Compensation Committee periodically reviews, evaluates, revises and recommends the adoption of new compensation arrangements for executive and management officers and outside directors of our Company.  In such matters, the Compensation Committee has retained the international compensation consulting firms of Willis Towers Watson in 2019 and earlier and AON beginning in 2020 as its advisors in this process and also relied on our legal counsel, Greenberg Traurig, LLP.

After input was received, reviewed and considered by our Compensation Committee, our Compensation Committee discussed peer group data compiled by Willis Towers Watson regarding the base fee and equity awards for Directors.  Following discussion, our Compensation Committee recommended and our Board authorized that:

•	The Board Base Director fee remains at $50,000.
•	The committee Chair retainers remain at $20,000 for our Audit Committee and our Executive Committee and $15,000 for our Compensation Committee.
•	The committee member fees remain at $7,500 for our Audit and Executive Committees and $5,000 for our Compensation Committee.
•	The Lead Independent Director fee remain at $10,000.
•	The Lead Technology and Cyber Risk Director fee was set at $15,000.

Due to the fact that our 2019 Annual Meeting was held just six months after our 2018 Annual Meeting, the Directors reduced the RSU grant for that year from $70,000 to $35,000.  These options vested on May 7, 2020, the anniversary of our 2019 Annual Meeting.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 401(b) of Regulation S-K and, based on such review and discussions, has recommended to our Board that the foregoing “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Respectfully submitted, Michael Wrontiak, Chair Dr. Judy Codding Douglas McEachern

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2019, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	273,866(2)	12.59	--
Restricted Stock Units		--	778,304
Total	273,866	12.59	778,304

(1)Our 2010 Incentive Plan.

(2)Represents outstanding stock awards only.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the shares of Class A Stock and Class B Stock beneficially owned on May 31, 2020 by:

•	each of our Directors;
•	each of our current named executive officers ("NEOs") set forth in the Summary Compensation Table of this Proxy Statement;
•	each person known to us to be the beneficial owner of more than 5% of our Class A or Class B Stock; and
•	all of our Directors and executive officers as a group.

Except as noted, and except pursuant to applicable community property laws, we believe that each beneficial owner has sole voting power and sole investment power with respect to the shares shown.  An asterisk (*) denotes beneficial ownership of less than 1%.

	Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEO's
Ellen M. Cotter (2)(11)	3,042,326	15.1%	1,173,888	69.8%
Guy W. Adams (3)	17,518	*	--	--
Judy Codding (4)	22,518	*	--	--
Margaret Cotter (5)(11)	3,006,330	15.0%	1,158,988	69.0%
Edward L. Kane (6)	26,118	*	100	*
Douglas J. McEachern (7)	52,818	*	--	--
Michael Wrotniak	33,018	*	--	--
Gilbert Avanes (8)	15,106	*	--	--
Robert F. Smerling (9)	57,012	*	--	--
S. Craig Tompkins (10)	103,993	*	--	--

5% or Greater Stockholders
James J. Cotter Living Trust (11)	1,692,649	8.4%	696,080	41.4%
Estate of James J. Cotter, Sr. (Deceased) (11)	326,800	*	427,808	25.5%
Mark Cuban (12)	72,164	*	210,550	12.5%
Dimensional Fund Advisors LP (13)	1,174,138	5.9%	--	--
Wittenberg Investment Management, Inc. (14)	1,027,352	5.1%	--	--
All Directors and executive officers as a group (12 persons) (15)	4,383,970	21.5%	1,209,088	71.9%

(1)Percentage ownership is determined based on 20,067,635 shares of Class A Stock and 1,680,590 shares of Class B stock outstanding as of June 15, 2020.  Beneficial ownership has been determined in accordance with SEC rules.  Shares subject to options that are currently exercisable, or exercisable within 60 days following the date as of which this information is provided, and not subject to repurchase as of that date, which are indicated by footnote, are deemed to be beneficial owned by the person holding the options and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Stock shown includes 144,893 shares subject to stock options as well as 775,233 shares held directly.  The Class A stock shown also includes 102,751 shares held by the Cotter Foundation.  Ellen M. Cotter is a Co-trustee of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 326,800 shares that are part of the Cotter Estate that is being administered in the State of Nevada.  On December 22, 2014, the District Court of Clark County, Nevada, appointed Ellen M. Cotter and Margaret Cotter as co-executors of the Cotter Estate.  As such, Ellen M. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown also include 1,692,649 shares held by the Cotter Living Trust.  See footnote 11 to this table for information regarding beneficial ownership of the shares held by the Cotter Living Trust.  As Co-Trustees of the Cotter Living Trust, Ellen M. Cotter and Margaret Cotter would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote 11.  The Class B Stock shown includes 50,000 shares held directly. Together Ellen M. Cotter and Margaret Cotter beneficially own 1,208,988 shares of Class B Stock, or 71.9% of the outstanding Class B Stock.

(3)The Class A Stock shown includes 2,000 shares subject to stock options.

(4)The Class A Stock shown includes 2,000 shares subject to stock options.

(5)The Class A Stock shown includes 45,295 shares subject to stock options as well as 753,879 shares held directly.  The Class A Stock shown also includes 84,956 shares held by the James J. Cotter Education Trust #1.  Margaret Cotter is sole Trustee of the James J. Cotter Education Trust #1 and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown includes 326,800 shares of Class A Stock that are part of the Cotter Estate.  As Co-Executor of the Cotter Estate, Ms. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown includes 1,692,649 shares held by the Cotter Living Trust.  See footnote 11 for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, Ellen M. Cotter and Margaret Cotter would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote 11.  The Class B Stock shown includes 35,100 shares held directly.

Together, Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock, or 71.9% of the outstanding Class B Stock.  The Class A Stock showing also includes 102,751 shares held by the Cotter Foundation, of which Ellen M. Cotter, Margaret Cotter and James J. Cotter, Jr., are Co-Trustees.

(6)The Class A Stock shown includes 2,000 shares subject to stock options.

(7)The Class A Stock shown includes 2,000 shares subject to stock options.

(8)    The Class A Stock shown includes 12,425 shares subject to stock options.

(9)The Class A Stock shown includes 45,266 shares subject to stock options.

(10)   The Class A Stock shown includes 40,286 shares subject to stock options.

(11)On June 5, 2013, the Declaration of Trust establishing the Cotter Living Trust was amended and restated (the"2013 Restatement") to provide that, upon the death of James J. Cotter, Sr., the Trust's share of Class B Stock were to be held in a separate trust, to be known as the "Cotter Voting Trust," for the benefit of the grandchildren of Mr. Cotter, Sr.  Mr. Cotter, Sr. passed away on September 13, 2014.  The 2013 Restatement also names Margaret Cotter the sole trustee of the Cotter Voting Trust and names James J. Cotter, Jr. as the first alternate trustee in the event that Ms. Cotter is unable or unwilling to act as trustee.  The trustees of the Cotter Living Trust, as of the 2013 Restatement, were Ellen M. Cotter and Margaret Cotter.  The information in the table reflects direct ownership of the 696,080 shares of Class B Stock by the Cotter Living Trust in accordance with the Company's stock register and beneficial ownership of such shares as being held by each of the two Co-Trustees, Ellen M. Cotter and Margaret Cotter, who, are deemed to share voting and investment power of the shares held by the Cotter Living Trust.  In its ruling on March 23, 2018, the California Superior Court established that Ellen M. Cotter and Margaret Cotter are the Co-Trustees of the Cotter Living Trust, and that Margaret Cotter is the sole Trustee of the Cotter Living Trust, and that Mr. Cotter, Jr., is not a trustee of either trust.

(12)  Based on Mr. Cuban's Schedule 13D/A filed with the SEC on April 9, 2020.

(13)  Based on Dimensional Fund Advisors LP’s Schedule 13G/A filed with the SEC on February 12, 2020.

(14)Based on Wittenberg Investment Management Inc.'s Schedule 13F filed with the SEC on May 14, 2020.

(15)  The Class A Stock shown includes 366,100 shares subject to stock options currently exercisable.

Item 13 –  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC ("SHC") regarding the master leasing, with an option to purchase, of certain cinemas located in Manhattan including our Village East and Cinemas 1, 2, 3 theaters.  In connection with that transaction, we also agreed (i) to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and (ii) to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by the Cotter Estate or the Cotter Trust and a third party.

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1, 2, 3 discussed below) has been acquired.  The Village East is the only cinema that remains subject to this master lease.  We paid an annual rent of $590,000 for this cinema to SHC in each of 2019, 2018 and 2017.  During this same period, we received management fees from the 86th Street Cinema of $45,000, $172,000, and $141,000, respectively.

In 2005, we acquired (i) from a third party, the fee interest underlying the Cinemas 1, 2, 3 and (ii) from SHC, its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2, 3.  The ground lease estate and the improvements acquired from SHC were originally a part of the master lease transaction, discussed above.  In connection with that transaction, we granted to SHC an option to acquire at cost a 25% interest in the special purpose entity, Sutton Hill Properties, LLC ("SHP"), formed to acquire these fee, leasehold and improvements interests.  On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP's liabilities.  At the time of the option exercise and the closing of the acquisition of the 25% interest, SHP had debt of $26.9 million, including a $2.9 million, non-interest bearing intercompany loan from the Company.  The intercompany loan was repaid in August 2016 as a part of the refinancing of that asset. As of December 31, 2019, SHP had debt of $18.8 million.  Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through cash flow from the Cinemas 1, 2, 3, (ii) borrowings from third parties, and (iii) pro-rata contributions from the members.

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema by 10 years, with a new termination date of June 30, 2020.  This amendment was reviewed and approved by our Audit Committee.  The Village East lease included a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party (the "cinema ground lease").  The extended lease provided for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term. We exercised our purchase option on August 28, 2019, and that transaction is scheduled to close on May 31, 2021.  The Village East lease has been extended to January 31, 2022.  We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities (see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 16, 2020, under Part II - Item 8. (Financial Statements and Supplementary Date), and Note 11 – Pension and Other Liabilities.

In February 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 between us and SHP.  The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP with respect to $750,000 (the "Renovation Funding Amount") of renovations to Cinemas 1,2,3 funded or to be funded by us.  In consideration of our funding of the renovations, our annual management fee under the management agreement was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1,2,3 over the average annual positive cash flow of the Cinemas 1,2,3 over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee (the "Improvements Fee"). Under the amended management agreement, we are entitled to retain ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and have the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas upon the termination of the management agreement.  The amendment also provides that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations.  In 2019 and 2018 we earned  Improvements Fees of $96,000 and $425,000.  In 2017, we received no Improvements Fee.  Our management fees calculated net of the Improvements Fee, for 2019, 2018, and 2017 were $161,000, $198,000 and $158,000.

On August 31, 2016, we secured a three-year, $20.0 million mortgage loan with Valley National Bank. On March 13, 2020, we refinanced the loan to $25.0 million which matures on April 1, 2022 with two six-month options to extend through April 1, 2023. The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company.  SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC's membership interest in SHP).  The refinancing transaction, including the guarantee and indemnity, were review and approved by the Audit Committee of our Board of Directors.

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

Shadow View Land and Farming, LLC

During 2012, Mr. Cotter, Sr., our former Chair, Chief Executive Officer and controlling stockholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of an approximately 202-acre parcel of undeveloped land in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC ("Shadow View"), which is owned 50% by our Company, and which is accounted for as a consolidated subsidiary of our Company.  The other 50% interest in Shadow View is owned by the Cotter Estate.  We are the managing member of Shadow View, with oversight provided by our Audit and Conflicts Committee.   These services are provided without compensation.

As managing member, we have from time to time made capital contributions to Shadow View and have funded on an interim basis certain operating and other costs.  Our capital contributions have been matched by the Cotter Estate, and the Cotter Estate has, upon billing, paid its 50% share of all such interim costs.

We are advised that Director Guy Adams historically performed certain consulting services for Mr. Cotter, Sr., with respect to Mr. Cotter's investment in Shadow View, for which he received a 5% carried interest in any profits realized by the Cotter Estate calculated after recovery of the Cotter Estate's investment in Shadow View plus a 100% return thereon.   To date, no profits have been realized by Shadow View and, we are advised, no consulting fees have been paid by the Cotter Estate with respect to Mr. Adam's historic consulting services.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee has adopted a written charter, which includes responsibility for approval of "Related Party Transactions."  Under its charter, the Audit Committee performs the functions of the "Conflicts Committee" of the Board and is delegated responsibility and authority by the Board to review, consider and negotiate, and to approve or disapprove on behalf of the Company the terms and conditions of any and all Related Party Transactions (defined below) with the same effect as though such actions had been taken by the full Board.  Any such matter requires no further action by the Board in order to be binding upon the Company, except in the case of matters that, under applicable Nevada law, cannot be delegated to a committee of the Board and must be determined by the full Board.  In those cases where the authority of the Board cannot be delegated, the Audit Committee nevertheless provides its recommendation to the full Board.

As used in the Audit Committee's Charter, the term "Related Party Transaction" means any transaction or arrangement between the Company on one hand, and on the other hand (i) any one or more directors, executive officers or stockholders holding more than 5% of the voting power of the Company (or any spouse, parent, sibling or heir of any such individual), or (ii) any one or more entities under common control with any one of such persons, or (iii) any entity in which one or more such persons holds more than a 10% interest.  Related Party Transactions do not include matters related to employment or employee compensation related issues.

The charter provides that the Audit Committee reviews transactions subject to the policy and determines whether or not to approve or ratify those transactions.  In doing so, the Audit Committee takes into account, among other factors it deems appropriate:

•	the approximate dollar value of the amount involved in the transaction and whether the transaction is material to us;
•	whether the terms are fair to us, have resulted from arm's length negotiations and are on terms at least as favorable as would apply if the transaction did not involve a related person;
•	the purpose of, and the potential benefits to us of, the transaction;
•	whether the transaction was undertaken in our ordinary course of business;
•

the related person's interest in the transaction, including the approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;

•	required public disclosure, if any; and
•

any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director Independence and Board Oversight Structure

Our Company has elected to take advantage of the "controlled company" exemption under applicable listing rules of the Nasdaq Capital Stock Market (the "Nasdaq Listing Rules").  Accordingly, our Company is exempted from the requirement to have a board of directors composed of at least a majority of independent directors, as that term is defined in the Nasdaq Listing Rules and SEC Rules ("Independent Directors") and to have an independent nominating committee and Independent Compensation Committee.  Nevertheless, our Board has for many years had a majority of Independent Directors and is nominating a majority of Independent Directors for election to our Board.  In determining who is an Independent Director, we follow the definition in section 5605(a)(2) of the  Nasdaq Listing Rules. Under such rules, we consider the following directors to be independent: Guy Adams, Dr. Judy Codding, Edward L. Kane, Douglas McEachern and Michael Wrotniak.  Our Board annually reviews the independence of our directors.

Our Board, under the direction of Chair Cotter, has (i) adopted a best practices charter for our Compensation Committee, (ii) adopted a best practices charter for our Audit Committee, (iii) completed, with the assistance of compensation consultants Willis Towers Watson and outside counsel Greenberg Traurig, LLP, a complete review of our compensation practices, in order to bring them into alignment with current best practices, (iv) adopted a Code of Business Conduct and Ethics, (v) adopted a Supplemental Insider Trading Policy restricting trading in our stock by our Directors and executive officers, (vi) adopted an Anti-Discrimination, Anti-Harassment and Anti-Bullying policy, (vii) updated our Whistleblower Policy, and (viii) adopted a Stock Ownership Policy, setting out minimum stock ownership levels for our directors and senior executives

In recognition of the special risks involved with technology and cyber security, Director Guy W. Adams has been appointed to serve as our Lead Technology and Cyber Risk Director.  In this role, Director Adams serves as our Board's liaison with our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and General Counsel in connection with the assessment of our Company's technology and cyber security needs and the implementation of appropriate policies and procedures to meet those needs.  He ensures that relevant information is brought to our Board, and coordinates the timely presentation of such information to and facilitates the consideration of such information by all directors.  He also coordinates with our management timely and appropriate director education with respect to such matters to enhance director understanding of the issues involved and the options available to our Company.  In preparation for this role, Director Adams, in 2018, completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors.

Our Board also has a Special Independent Committee comprised of Directors Dr. Judy Codding and Douglas McEachern to, among other things, review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, responding to or relating to the purported derivative litigation brought by Mr. James J. Cotter, Jr. in Nevada against our current nominees (while Mr. Cotter, Jr.'s claims have all been dismissed with prejudice on summary judgment, Mr. Cotter, Jr. has appealed the Nevada District Court's judgment, which appeal is still pending).  The Special Independent Committee was formed since our Company may have an interest in the results of the litigation between Chair Ellen M. Cotter and Vice-Chair Margaret Cotter and Mr. Cotter, Jr. relating to the management of the Cotter Living Trust and the Cotter Voting Trust and the voting and disposition of the Class B Stock held by the Cotter Living Trust and to be held by the Cotter Voting Trust, and any other litigation or arbitration matters involving any one or more of Chair Ellen M. Cotter, Vice-Chair Margaret Cotter, Mr. James J. Cotter, Jr., the Cotter Estate and/or the Cotter Living Trust.  This litigation is described in greater detail in the 2019 Form 10-K.  This committee met two times in 2019, with both members attending all such meetings.

We believe that our Directors bring a broad range of leadership experience to our Company and regularly contribute to the thoughtful discussion involved in effectively overseeing the business and affairs of the Company.  We believe that all Board members are well-engaged in their responsibilities and that all Board members express their views and consider the opinions expressed by other Directors.  Our Independent Directors are involved in the leadership structure of our Board by serving on our Executive Committee, our Audit Committee and our Compensation Committee, each of which has a separate independent Chair.  Nominations to our Board for the Annual Meeting were made by our entire Board.  Each of the nominees received the unanimous vote of the Independent Directors and each such nominee abstained with respect to his or her own nomination.

Item 14 –  Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2019, and are expected to have a representative present at the Annual Meeting, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Forms 10-Q provided by Grant Thornton LLP for 2019 and 2018 was approximately $982,600 and $833,920,  respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2019 and 2018.

Tax Fees

Grant Thornton LLP did not provide us any professional services for tax compliance, tax advice, or tax planning in 2019.  Grant Thornton LLP provided tax compliance review services in 2018, for which they were paid fees totaling $76,850.

All Other Fees

Grant Thornton LLP did not provide us any services for 2019 or 2018, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services.  Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval.  Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2019 and 2018.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

The information required by this Item is set forth in the Exhibit Index that precedes the signature page to this Form 10-K/A.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2017, filed on March 16, 2018, and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K (file no. 1-8625) dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 (No. 333-162581) dated October 20, 2009, and incorporated herein by reference.
10.1*	Restated 2010 Stock Incentive Plan, as of November 7, 2017	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2017, filed on March 16, 2018, and incorporated herein by reference.
10.2*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Unit Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 (No. 333-167101) dated May 26, 2010, and incorporated herein by reference.
10.3	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2002, and incorporated herein by reference.
10.4	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K (file no. 1-8625) filed on September 21, 2005, and incorporated herein by reference.
10.5	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K (file no. 1-8625) filed on September 21, 2005, and incorporated herein by reference.
10.6	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K (file no. 1-8625) for the year ended December 31, 2010, and incorporated herein by reference.
10.7

Omnibus Amendment Agreement, dated as of October 22, 2003, between Citadel Cinemas, Inc., Sutton Hill Capital, L.L.C., Nationwide Theatres Corp., Sutton Hill Associates, and Reading International, Inc.

Filed as Exhibit 10.49 to the Company’s report on Form 10-Q (file no. 1-8625) for the period ended September 30, 2003, and incorporated herein by reference.
10.8

Amended and Restated Declaration of Trust, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee

Filed as Exhibit 10.2 to the Company’s report on Form 8-K (file no. 1-8625) dated February 5, 2007, and incorporated herein by reference.
10.9	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2015,, filed on April 29, 2016 and incorporated herein by reference.

10.10	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.11	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.12	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.13	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.14	Guarantee & Indemnity dated May 21, 2015, among certain affiliates of the Company in favor of Westpac New Zealand Limited.	Filed as Exhibit 10.3.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.15	Westpac Corporate Credit Facility Extension Letter dated December 20, 2018, among Westpac New Zealand Limited, Reading Courtenay Central Limited and certain affiliates of the Company.	Filed as Exhibit 10.3.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.16

Second Amended and Restated Credit Agreement dated March 6, 2020, among Consolidated Amusement Holdings, LLC, certain affiliates of the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

Filed as Exhibit 10.2.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.17

Waiver and First Amendment to Second Amended and Restated Credit Agreement dated May 15, 2020, among Consolidated Amusement Holdings, LLC, certain affiliates of the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.18	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.19	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.20	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.21	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.22	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.23	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.24	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.25	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.26*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.77 to the Company’s report on Form 10-Q (file no. 1-8625) for the period ended September 30, 2008, and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2016, filed on March 13, 2017, and incorporated herein by reference.
21	List of Subsidiaries,	Filed as Exhibit 21 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2020.	Filed as Exhibit 31.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2020.	Filed as Exhibit 31.2 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
31.3+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 15, 2020.	N/A
31.4+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 15, 2020.	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.2 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
101.INS	XBRL Instance Document	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.SCH	XBRL Taxonomy Extension Schema	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.CAL	XBRL Taxonomy Extension Calculation	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.DEF	XBRL Taxonomy Extension Definition	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.LAB	XBRL Taxonomy Extension Labels	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.PRE	XBRL Taxonomy Extension Presentation	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020

_________________________________________

* Indicates a management contract or compensatory plan or arrangement.

+ Filed herewith.

1  Included is the amended and restated version of this exhibit, redlined to show the amendment adopted on November 7, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	June 15, 2020	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)