Form 10-K/A
period 2019-12-31
READING INTERNATIONAL INC
filed 2020-06-24
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K/A

Amendment No. 2

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment No. 2") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 16, 2020 (the "Original Form 10-K"), as subsequently amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on June 15, 2020 ("Amendment No. 1" and together with the Original Form 10-K, the "2019 Form 10-K"). This Amendment No. 2 is being filed solely to amend and restate (a) Item 10 of Part III of the 2019 Form 10-K to include all late filings made by the Company on behalf of its executive officers under the heading “Delinquent Section 16(a) Reports”; and (b) Item 12 of Part III of the 2019 Form 10-K to include the disclosure for GAMCO Investors, Inc. under the "Beneficial Ownership of Securities" table. In addition, the Exhibit Index in Item 15 of Part IV of the 2019 Form 10-K is being amended to include new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act have been omitted.

Except as otherwise expressly noted above, this Amendment No. 2 does not amend any other information set forth in the 2019 Form 10-K. This Amendment No. 2 continues to speak as of the date of the Original Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the 2019 Form 10-K and our other filings with the SEC.

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

(5)Lead Technology and Cyber Risk Director.

(6)Chair of the Executive Committee.

(7)Chair of the Audit and Conflicts Committee.

(8)Chair of Compensation and Stock Options Committee.

We currently have an Audit and Conflicts Committee (the “Audit Committee”) and a Compensation and Stock Options Committee (the “Compensation Committee”), each composed entirely of Independent Directors.  Edward L. Kane is our Lead Independent Director.  Historically, our Lead Independent Director chairs meetings of the Independent Directors (typically held as a separate part of each board meeting) and acts as liaison between our Chair, Chief Executive Officer and President and our Independent Directors.  We also currently have a four-member Executive Committee composed of our Chair, Vice-Chair, our Lead Independent Director and our Lead Technology and Cyber Risk Director (Guy W. Adams). As a consequence of this structure, the concurrence of at least one non-management member of the Executive Committee is required in order for the Executive Committee to take action.

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

Chair Cotter is the Co-Executor of her father’s estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of Class B Stock (representing 25.5% of such Class B Stock).  Chair Cotter is a Co-Trustee of the James J. Cotter Foundation (the “Cotter Foundation”), which is the record holder of 102,751 shares of Class A Stock and Co-Trustee of the Cotter Living Trust, which is the record owner of 1,692,649 shares of Class A Stock and 696,080 shares of Class B Stock (representing an additional 41.4% of such Class B Stock).

Chair Cotter brings to our Board her more than twenty-two (22) years of experience working in our Company’s cinema operations, both in the United States and Australia.  She has also served as the Chief Executive Officer of the subsidiary that operates substantially all of our cinemas in Hawaii and California.  In addition, with her direct ownership of 775,233 shares of Class A Stock and

50,000 shares of Class B Stock and her positions as Co-Executor of her father’s estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, Chair Cotter is a significant stakeholder in our Company. Chair Cotter is well recognized in, and a valuable liaison to, the film industry.

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

Dr. Judy Codding. Director Judy Codding joined our Board on October 5, 2015, and currently serves as a member of our Audit Committee and Compensation Committee.  Director Codding is a globally respected education leader.  From October 2010 until October 2015, she served as the Managing Director of “The System of Courses,” a division of Pearson, PLC (NYSE: PSO), the largest education company in the world that provides education products and services to institutions, governments and to individual learners.  Prior to that time, Director Codding served as the Chief Executive Officer and President of America’s Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010.  America’s Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability.  Director Codding has a Doctorate in Education from University of Massachusetts at Amherst and completed postdoctoral work and served as a teaching associate in Education at Harvard University, where she taught graduate level courses focused on moral leadership. Director Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (since 2011) and the Board of Trustees of Educational Development Center, Inc. (since 2012).  Through family entities, Director Codding has been and continues to be involved in the real estate business in Florida and the exploration of mineral, oil and gas rights in Maryland and Kentucky.

Director Codding brings to our Board her experience as an entrepreneur, as a chief executive officer, as an author, advisor and researcher in the areas of leadership training and decision-making as well as her experience in the real estate business.

Margaret Cotter. Vice-Chair Margaret Cotter joined our Board on September 27, 2002, and currently serves as a member of our Executive Committee.  She was appointed Vice-Chair of our Board on August 7, 2014.  On March 10, 2016, our Board appointed Vice-Chair Cotter as Executive Vice President-Real Estate Management and Development-NYC, at which time Vice-Chair Cotter became a full-time employee of our Company.  In this position, Vice-Chair Cotter is responsible for the daily management of our live theatre properties and operations, including the oversight of the day-to-day development process of our Union Square property and oversight of our other New York, Chicago and Pennsylvania real estate holdings.  Vice-Chair Cotter was the owner and President of OBI, LLC (“OBI”), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development- NYC, managed our live theatre operations under a management agreement and provided management and various services regarding the development of our New York theater and cinema properties.  Pursuant to the OBI management agreement, Vice-Chair Cotter also served as the President of Liberty Theaters, LLC, our live-theatre subsidiary. The OBI management agreement was terminated with Vice-Chair Cotter’s appointment as Executive Vice President-Real Estate Management and Development-NYC.  Vice-Chair Cotter is also a theatrical producer who has produced shows in Chicago and New York and in May 2017, due to other commitments, stepped down as a long-time board member of the League of Off-Broadway Theaters and Producers.

Vice-Chair Cotter is a former Assistant District Attorney for King’s County in Brooklyn, New York, graduated from Georgetown University and Georgetown University Law Center.  She is the sister of Chair Cotter.  Vice-Chair Cotter is a Co-Executor of her father’s estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock).  Chair Cotter is also a Co-Trustee of the Cotter Living Trust, which is the record owner of 1,692,649 shares of Class A Stock and 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such Class B Stock), the Co-Trustee of the Cotter Foundation, which is the record owner of 102,751 shares of Class A Stock, and the Sole-

Trustee of the James J. Cotter Education Trust #1, which is the record holder of 84,956 shares of Class A Stock and of which her children are the sole beneficiaries.  Vice-Chair Cotter also holds various positions in her family’s agricultural enterprises.  She is a director of Cecelia Packing Corporation.  In her capacity as the Co-Executor of the Estate of James J. Cotter, Vice-Chair Cotter (together with her sister and Co-Executor, Ellen Cotter) holds various positions in various real estate entities that are part of her father’s estate, which, include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C.

Vice-Chair Cotter brings to the Board her experience as a live theatre producer, theater operator and an active member of the New York theatre community, which gives her insight into live theatre business trends that affect our business in this sector, and in New York and Chicago real estate matters. Operating the daily oversight of our theater properties for over twenty (20) years, Vice- Chair Cotter contributes to the strategic direction for our developments.  In addition, with her direct ownership of 753,879 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father’s estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, and the Sole-Trustee of the James J. Education Trust #1, Vice-Chair Cotter is a significant stakeholder in our Company.

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

Director Kane practiced as a tax attorney for many years in New York and in California.  During the 1990s, Director Kane also served as the Chair and CEO of ASMG Outpatient Surgical Centers in Southern California, and he served as a director of BDI Investment Corp., which was a regulated investment company, based in San Diego.  For over a decade, he was the Chair of Kane Miller Books, an award-winning publisher of children’s books.  At various times during the past three decades, Director Kane has been Adjunct Professor of Law at two of San Diego’s law schools, most recently in 2008 and 2009 at Thomas Jefferson School of Law, and prior thereto at California Western School of Law.

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

Michael Wrotniak. Director Michael Wrotniak joined our Board on October 12, 2015, and currently serves as the Chair of our Compensation Committee and as a member of the Audit Committee.  Since 2009, Director Wrotniak has been the Chief Executive Officer of Aminco Resources, LLC (“Aminco”), a privately held international commodities trading firm.  Director Wrotniak joined Aminco in 1991 and is credited with expanding Aminco’s activities in Europe and Asia.  By establishing a joint venture with a Swiss engineering company, as well as creating partnerships with Asia-based businesses, Director Wrotniak successfully diversified Aminco’s product portfolio.  Director Wrotniak became a partner of Aminco in 2002.  Director Wrotniak is a member of the Board of Advisors of the Little Sisters of the Poor at their nursing home in the Bronx, New York since approximately 2004.  Director Wrotniak graduated from Georgetown University in 1989 with a B.S. in Business Administration (cum laude).

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

Name	Age	Title
Gilbert Avanes	46	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	85	President – US Cinemas
S. Craig Tompkins	69	Executive Vice President, General Counsel
Andrzej Matyczynski	68	Executive Vice President – Global Operations
Steve Lucas	49	Vice President, Chief Accounting Officer and Controller
Mark Douglas	50	Managing Director – Australia and New Zealand

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

Robert F. Smerling.   Mr. Smerling has served as President of our US cinema operations since 1994. He has been involved in the acquisition and/or development of all of our existing domestic cinemas.  Prior to joining our Company, Mr. Smerling was the President of Loews Theaters, at that time a wholly owned subsidiary of Sony.  While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas.  Among Mr. Smerling’s accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top five grossing cinemas in the United States.  Prior to Mr. Smerling’s employment at Loews, he was Vice Chair of USA Cinemas in Boston, and President of Cinemanational Theatres.  Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theater Owners, the principal trade group representing the cinema exhibition industry.

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

Mark D. Douglas.  Mr. Douglas is currently our Managing Director, Australia and New Zealand, overseeing our international cinema and real estate operations.   Mr. Douglas first joined our Company in 1999, and was appointed as Managing Director, Reading Cinemas Australia and New Zealand on July 1, 2018. From 2005 to 2018, Mr. Douglas worked in our Real Estate division holding numerous roles including Director Property Development, Development Manager and General Manager Property. Prior thereto, Mr. Douglas worked in our finance team, moving into the role of National Operations Manager for our cinema division in 2001. Prior to joining our Company, Mr. Douglas worked for Myer Stores, a retail department store chain, in various business management and administration roles. Mr. Douglas earned a Master’s Degree in Business Administration from Deakin University, Geelong Victoria and is a registered Certified Practicing Accountant with CPA Australia.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the reports that have been filed by or on behalf of such persons and on the written representations of certain reporting persons, we believe that all of our executive officers and Directors, and greater than 10% beneficial owners, complied with the reporting requirements of Section 16(a) as of December 31, 2019, except as follows:

Name of Reporting Person	Number of Late Reports(1)	Number of Transactions
Gilbert Avanes	1	1
Ellen Cotter	3	3
Margaret Cotter	4	4
Steve Lucas	7	12
Andrzej Matyczynski	2	2
Robert Smerling	2	2
Craig Tompkins	1	1
Michael Wrotniak	1	1

(1)

The Company undertakes responsibility on behalf of its executive officers for the preparation and filing of Section 16 reports relating to the grant and vesting of equity awards to such persons, and the late filings in this table for the grant and vesting of such equity awards were the responsibility of the Company.

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

	Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEO's
Ellen M. Cotter (2)(11)	3,042,326	15.1%	1,173,888	69.8%
Guy W. Adams (3)	17,518	*	--	--
Judy Codding (4)	22,518	*	--	--
Margaret Cotter (5)(11)	3,006,330	15.0%	1,158,988	69.0%
Edward L. Kane (6)	26,118	*	100	*
Douglas J. McEachern (7)	52,818	*	--	--
Michael Wrotniak	33,018	*	--	--
Gilbert Avanes (8)	15,106	*	--	--
Robert F. Smerling (9)	57,012	*	--	--
S. Craig Tompkins (10)	103,993	*	--	--

5% or Greater Stockholders
James J. Cotter Living Trust (11)	1,692,649	8.4%	696,080	41.4%
Estate of James J. Cotter, Sr. (Deceased) (11)	326,800	*	427,808	25.5%
Mark Cuban (12) 2931 Elm Street Dallas, Texas 75226	72,164	*	210,550	12.5%
Dimensional Fund Advisors LP (13) Building One 6300 Bee Cave Road Austin, Texas 78746	1,174,138	5.9%	--	--
Wittenberg Investment Management, Inc. (14) 650 Concord Street, Suite 203 Carlisle, Massachusetts 01741	1,027,352	5.1%	--	--
GAMCO Investors, Inc. (15) One Corporate Center Rye, New York 10580	--	--	84,530	5.0%
All Directors and executive officers as a group (12 persons) (16)	4,383,970	21.5%	1,209,088	71.9%

(1)    Percentage ownership is determined based on 20,067,635 shares of Class A Stock and 1,680,590 shares of Class B stock outstanding as of June 15, 2020.  Beneficial ownership has been determined in accordance with SEC rules.  Shares subject to options that are currently exercisable, or exercisable within 60 days following the date as of which this information is provided, and not subject to repurchase as of that date, which are indicated by footnote, are deemed to be beneficial owned by the person holding the options and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)    The Class A Stock shown includes 144,893 shares subject to stock options as well as 775,233 shares held directly.  The Class A stock shown also includes 102,751 shares held by the Cotter Foundation.  Ellen M. Cotter is a Co-trustee of the Cotter Foundation and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown also includes 326,800 shares that are part of the Cotter Estate that is being administered in the State of Nevada.  On December 22, 2014, the District Court of Clark County, Nevada, appointed Ellen M. Cotter and Margaret Cotter as co-executors of the Cotter Estate.  As such, Ellen M. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown also include 1,692,649 shares held by the Cotter Living Trust.  See footnote 11 to this table for information regarding beneficial ownership of the shares held by the Cotter Living Trust.  As Co-Trustees of the Cotter Living Trust, Ellen M. Cotter and Margaret Cotter would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote 11.  The Class B Stock shown includes 50,000 shares held directly. Together Ellen M. Cotter and Margaret Cotter beneficially own 1,208,988 shares of Class B Stock, or 71.9% of the outstanding Class B Stock.

(3)    The Class A Stock shown includes 2,000 shares subject to stock options.

(4)    The Class A Stock shown includes 2,000 shares subject to stock options.

(5)    The Class A Stock shown includes 45,295 shares subject to stock options as well as 753,879 shares held directly.  The Class A Stock shown also includes 84,956 shares held by the James J. Cotter Education Trust #1.  Margaret Cotter is sole Trustee of the James J. Cotter Education Trust #1 and, as such, is deemed to beneficially own such shares.  Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares.  The Class A Stock shown includes 326,800 shares of Class A Stock that are part of the Cotter Estate.  As Co-Executor of the Cotter Estate, Ms. Cotter would be deemed to beneficially own such shares.  The shares of Class A Stock shown includes 1,692,649 shares held by the Cotter Living Trust.  See footnote 11 for information regarding beneficial ownership of the shares held by the Living Trust.  As Co-Trustees of the Living Trust, Ellen M. Cotter and Margaret Cotter would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote 11.  The Class B Stock shown includes 35,100 shares held directly. Together, Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock, or 71.9% of the outstanding Class B Stock.  The Class A Stock showing also includes 102,751 shares held by the Cotter Foundation, of which Ellen M. Cotter, Margaret Cotter and James J. Cotter, Jr., are Co-Trustees.

(6)    The Class A Stock shown includes 2,000 shares subject to stock options.

(7)    The Class A Stock shown includes 2,000 shares subject to stock options.

(8)    The Class A Stock shown includes 12,425 shares subject to stock options.

(9)    The Class A Stock shown includes 45,266 shares subject to stock options.

(10)  The Class A Stock shown includes 40,286 shares subject to stock options.

(11)  On June 5, 2013, the Declaration of Trust establishing the Cotter Living Trust was amended and restated (the"2013 Restatement") to provide that, upon the death of James J. Cotter, Sr., the Trust's share of Class B Stock were to be held in a separate trust, to be known as the "Cotter Voting Trust," for the benefit of the grandchildren of Mr. Cotter, Sr.  Mr. Cotter, Sr. passed away on September 13, 2014.  The 2013 Restatement also names Margaret Cotter the sole trustee of the Cotter Voting Trust and names James J. Cotter, Jr. as the first alternate trustee in the event that Ms. Cotter is unable or unwilling to act as trustee.  The trustees of the Cotter Living Trust, as of the 2013 Restatement, were Ellen M. Cotter and Margaret Cotter.  The information in the table reflects direct ownership of the 696,080 shares of Class B Stock by the Cotter Living Trust in accordance with the Company's stock register and beneficial ownership of such shares as being held by each of the two Co-Trustees, Ellen M. Cotter and Margaret Cotter, who, are deemed to share voting and investment power of the shares held by the Cotter Living Trust.  In its ruling on March 23, 2018, the California Superior Court established that Ellen M. Cotter and Margaret Cotter are the Co-Trustees of the Cotter Living Trust, and that Margaret Cotter is the sole Trustee of the Cotter Living Trust, and that Mr. Cotter, Jr., is not a trustee of either trust.

(12)  Based on Mr. Cuban's Schedule 13D/A filed with the SEC on April 9, 2020.

(13)  Based on Dimensional Fund Advisors LP’s Schedule 13G/A filed with the SEC on February 12, 2020.

(14)  Based on Wittenberg Investment Management Inc.'s Schedule 13F-HR filed with the SEC on May 14, 2020.

(15)  Based on GAMCO Investors, Inc.’s Schedule 13D filed with the SEC on December 22, 2017, on behalf of Mario J. Gabelli (“Mario Gabelli”) and various entities which Mario Gabelli directly or indirectly controls or for which he acts as Chief Investment Officer.

(16)  The Class A Stock shown includes 366,100 shares subject to stock options currently exercisable.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

The information required by this Item is set forth in the Exhibit Index that precedes the signature page to this Form 10-K/A.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2017, filed on March 16, 2018, and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K (file no. 1-8625) dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 (No. 333-162581) dated October 20, 2009, and incorporated herein by reference.
10.1*	Restated 2010 Stock Incentive Plan, as of November 7, 2017	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2017, filed on March 16, 2018, and incorporated herein by reference.
10.2*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 (No. 333-167101) dated May 26, 2010, and incorporated herein by reference.
10.3	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2002, and incorporated herein by reference.
10.4	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K (file no. 1-8625) filed on September 21, 2005, and incorporated herein by reference.
10.5	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K (file no. 1-8625) filed on September 21, 2005, and incorporated herein by reference.
10.6	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K (file no. 1-8625) for the year ended December 31, 2010, and incorporated herein by reference.
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

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.18	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.19	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.20	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.21	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.22	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.23	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.24	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.25	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.26*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.77 to the Company’s report on Form 10-Q (file no. 1-8625) for the period ended September 30, 2008, and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2016, filed on March 13, 2017, and incorporated herein by reference.
21	List of Subsidiaries,	Filed as Exhibit 21 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2020.	Filed as Exhibit 31.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2020.	Filed as Exhibit 31.2 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 15, 2020.

Filed as Exhibit 31.3 to the Company's Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on June 15, 2020 and incorporated herein  by reference.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 15, 2020.

Filed as Exhibit 31.4 to the Company's Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on June 15, 2020 and incorporated herein  by reference.

31.5+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 24, 2020.	N/A
31.6+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 24, 2020.	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.2 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020 and incorporated herein by reference.
101.INS	XBRL Instance Document	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.SCH	XBRL Taxonomy Extension Schema	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.CAL	XBRL Taxonomy Extension Calculation	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.DEF	XBRL Taxonomy Extension Definition	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.LAB	XBRL Taxonomy Extension Labels	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020
101.PRE	XBRL Taxonomy Extension Presentation	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2019, filed on March 16, 2020

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	June 24, 2020	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)