Form 10-Q
period 2020-03-31
READING INTERNATIONAL INC
filed 2020-06-25
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-8625

READING INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification Number)
5995 Sepulveda Boulevard, Suite 300 Culver City, CA (Address of principal executive offices)	90230 (Zip Code)

Registrant’s telephone number, including area code: (213)  235-2240

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	RDI	NASDAQ
Class B Voting Common Stock, $0.01 par value	RDIB	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 24, 2020, there were 20,067,635 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Reading International, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”) on April 29, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed due to circumstances related to the novel coronavirus outbreak (“COVID-19”). Between March 15, 2020 and March 17, 2020, we closed, on a temporary basis, all of the Company’s cinemas and live theatres in the United States in accordance with the directions and recommendations of the relevant local, state and federal authorities. We likewise, on March 22, 2020 and March 23, 2020, closed on a temporary basis all of our Australia and New Zealand cinemas as of the date of this report, however, certain of our Australian cinemas and all of our New Zealand cinemas have re-opened, with the exception of the ongoing closure of Reading Cinemas at Courtenay Central which remains closed due to seismic concerns. With respect to the Company’s real estate operations in Australia and New Zealand (which include the following centers: Newmarket Village (Queensland), Auburn Redyard (New South Wales), Cannon Park (Queensland), The Belmont Common (Western Australia) and Courtenay Central (New Zealand)), trading restrictions enforced by the local governments affected many of our tenants, which remained open for trading through the COVID-19 pandemic. In light of the temporary closures discussed above, and due to the continued uncertainty in the market due to COVID-19, the Company's management has devoted significant time and attention to address the impact of COVID-19 and related events on the Company’s operations and financial position and to develop operational and financial plans to preserve the Company's financial resources and flexibility, which has diverted management resources from completing tasks necessary to file the Form 10-Q by the original due date. The Company relied on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) to delay the filing of this Form 10-Q.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$54,893	$12,135
Receivables	2,865	7,085
Inventory	1,355	1,674
Prepaid and other current assets	10,305	6,105
Total current assets	69,418	26,999
Operating property, net	236,907	258,138
Operating lease right-of-use assets	213,907	229,879
Investment and development property, net	116,163	114,024
Investment in unconsolidated joint ventures	4,290	5,069
Goodwill	24,306	26,448
Intangible assets, net	4,421	4,320
Deferred tax asset, net	2,592	3,444
Other assets	5,718	6,668
Total assets	$677,722	$674,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$24,420	$29,436
Film rent payable	3,599	8,716
Debt - current portion	171,426	36,736
Subordinated debt - current portion	651	644
Derivative financial instruments - current portion	199	109
Taxes payable - current	85	140
Deferred current revenue	9,726	11,324
Operating lease liabilities - current portion	19,717	20,379
Other current liabilities	3,310	3,653
Total current liabilities	233,133	111,137
Debt - long-term portion	59,252	140,602
Derivative financial instruments - non-current portion	358	233
Subordinated debt, net	29,058	29,030
Noncurrent tax liabilities	12,520	12,353
Operating lease liabilities - non-current portion	207,697	223,164
Other liabilities	18,304	18,854
Total liabilities	560,322	535,373
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
32,982,873 issued and 20,046,762 outstanding at March 31, 2020 and 32,963,489 issued and 20,102,535 outstanding at December 31, 2019	231	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2020 and December 31, 2019	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	148,908	148,602
Retained earnings	14,772	20,647
Treasury shares	(40,407)	(39,737)
Accumulated other comprehensive income	(10,290)	5,589
Total Reading International, Inc. stockholders’ equity	113,231	135,349
Noncontrolling interests	4,169	4,267
Total stockholders’ equity	117,400	139,616
Total liabilities and stockholders’ equity	$677,722	$674,989

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue
Cinema	$46,310	$57,927
Real estate	2,918	3,565
Total revenue	49,228	61,492
Costs and expenses
Cinema	(42,292)	(48,329)
Real estate	(2,760)	(2,445)
Depreciation and amortization	(5,270)	(5,594)
General and administrative	(5,945)	(6,484)
Total costs and expenses	(56,267)	(62,852)
Operating income (loss)	(7,039)	(1,360)
Interest expense, net	(1,789)	(1,852)
Other income (expense)	(218)	(20)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(9,046)	(3,232)
Equity earnings of unconsolidated joint ventures	78	34
Income (loss) before income taxes	(8,968)	(3,198)
Income tax benefit (expense)	3,013	1,057
Net income (loss)	$(5,955)	$(2,141)
Less: net income (loss) attributable to noncontrolling interests	(80)	(16)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(5,875)	$(2,125)
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.27)	$(0.09)
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.27)	$(0.09)
Weighted average number of shares outstanding–basic	21,752,371	22,920,486
Weighted average number of shares outstanding–diluted	22,119,621	23,124,106

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(5,955)	$(2,141)
Foreign currency translation gain (loss)	(15,698)	1,526
Gain (loss) on cash flow hedges	(214)	(69)
Other	33	53
Comprehensive income (loss)	(21,834)	(631)
Less: net income (loss) attributable to noncontrolling interests	(80)	(16)
Less: comprehensive income (loss) attributable to noncontrolling interests	(18)	1
Comprehensive income (loss) attributable to Reading International, Inc.	$(21,736)	$(616)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities
Net income (loss)	$(5,955)	$(2,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(78)	(34)
Distributions of earnings from unconsolidated joint ventures	229	249
Amortization of operating leases	5,028	5,895
Amortization of finance leases	39	41
Change in operating lease liabilities	(4,833)	(5,754)
Interest on hedged derivatives	—	(5)
Change in net deferred tax assets	471	(166)
Depreciation and amortization	5,270	5,594
Other amortization	217	341
Stock based compensation expense	335	280
Net changes in operating assets and liabilities:
Receivables	3,867	993
Prepaid and other assets	(4,027)	(1,957)
Payments for accrued pension	(171)	(171)
Accounts payable and accrued expenses	(3,552)	(2,145)
Film rent payable	(4,821)	(2,132)
Taxes payable	(49)	(1,151)
Deferred revenue and other liabilities	(642)	(1,579)
Net cash provided by (used in) operating activities	(8,672)	(3,842)
Investing Activities
Purchases of and additions to operating and investment properties	(9,804)	(11,476)
Acquisition of business combinations	—	(1,380)
Change in restricted cash	—	243
Net cash provided by (used in) investing activities	(9,804)	(12,613)
Financing Activities
Repayment of long-term borrowings	(22,733)	(6,113)
Repayment of finance lease principal	(40)	(41)
Proceeds from borrowings	84,648	22,349
Capitalized borrowing costs	(270)	—
Repurchase of Class A Nonvoting Common Stock	(671)	(9)
(Cash paid) proceeds from the settlement of employee share transactions	(29)	(259)
Noncontrolling interest contributions	—	18
Noncontrolling interest distributions	—	(27)
Net cash provided by (used in) financing activities	60,905	15,918
Effect of exchange rate changes on cash and cash equivalents	329	57
Net increase (decrease) in cash and cash equivalents	42,758	(480)
Cash and cash equivalents at January 1	12,135	13,127
Cash and cash equivalents at March 31	$54,893	$12,647
Supplemental Disclosures
Interest paid	$2,381	$2,304
Income taxes paid	1,426	1,883
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	5,671	3,423

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Business and Segment Reporting

The Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading,” and “we,” “us,” or “our”) was incorporated in 1999.  Our businesses consist primarily of:

•	the development, ownership, and operation of multiplex cinemas in the United States, Australia, and New Zealand; and,
•	the development, ownership, operation and/or rental of retail, commercial and live venue real estate assets in the United States, Australia, and New Zealand.

Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company.  As part of our real estate activities, we hold undeveloped land in urban and suburban centers in the United States, Australia, and New Zealand.

The table below summarizes the results of operations for each of our business segments for the quarter ended March 31, 2020 and 2019, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Revenue:
Cinema exhibition	$46,310	$57,927
Real estate	4,602	5,431
Inter-segment elimination	(1,684)	(1,866)
	$49,228	$61,492
Segment operating income (loss):
Cinema exhibition	$(2,654)	$2,583
Real estate	187	1,159
	$(2,467)	$3,742

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Segment operating income (loss)	$(2,467)	$3,742
Unallocated corporate expense
Depreciation and amortization expense	(192)	(61)
General and administrative expense	(4,380)	(5,041)
Interest expense, net	(1,789)	(1,852)
Equity earnings of unconsolidated joint ventures	78	34
Other income (expense)	(218)	(20)
Income (loss) before income tax expense	$(8,968)	$(3,198)

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that the Company controls, and should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019 (“2019 Form 10-K”).  All significant intercompany balances and transactions have been eliminated on consolidation.  These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include (i) projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles), (ii) valuations of our derivative instruments, (iii) recoverability of our deferred tax assets, (iv) estimation of breakage and redemption experience rates, which drive how we recognize breakage on our gift card and gift certificates, and revenue from our customer loyalty program, (v) allocation of insurance proceeds to various recoverable components, and (vi) estimation of our Incremental Borrowing Rate (“IBR”) as relates to the valuation of our right-of-use assets and lease liabilities. Actual results may differ from those estimates.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

1)

On January 1, 2020, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. Adoption of this standard has no material effect on our consolidated financial statements.

2)

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This new guidance replaces the incurred loss impairment methodology under prior GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We have no history of significant bad debt losses and as such adoption of this standard has no material effect on our consolidated financial statements.

3)

On January 1, 2019, we adopted ASU 2016-02 Leases (Topic 842) using the current adjustment method. We recognized the cumulative effect of initially applying the new leasing standard as an adjustment to the opening balance of retained earnings. The comparative information was not restated. Adoption of this standard has no material effect on our consolidated financial statements.

Issued:

❖	ASUs Effective 2020 and Beyond

1)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASC 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements.

Prior period financial statement correction of immaterial errors

Sales tax

During the fourth quarter of 2019, we identified immaterial errors related to the accounting for sales tax on certain products sold from cinemas dating back to 2017. These errors resulted in an overstatement of revenue for certain periods.

We assessed the materiality of these errors on our financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the aggregate amount of $993,000 related to the prior period immaterial errors through September 30, 2019, would have been material to the full year Consolidated Statement of Operations to December 31, 2019, presented within the December 31, 2019, Form 10-K. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein.

The following is a summary of the previously issued financial statement line items for all periods and statements included in this Form 10-Q report affected by the correction.

Consolidated Statements of Operations:

	Quarter Ended March 31, 2019
(Dollars in thousands)	As Reported	Adjustment	As Revised
Cinema revenue	$57,986	(59)	57,927
Total revenue	61,551	(59)	61,492
Operating income (loss)	(1,301)	(59)	(1,360)
Income (loss) before income taxes	(3,139)	(59)	(3,198)
Income tax (expense) benefit	1,042	15	1,057
Net income (loss)	(2,097)	(44)	(2,141)
Net income (loss) attributable to Reading International, Inc. common shareholders	(2,081)	(44)	(2,125)

Basic earnings (loss) per share	$(0.09)	(0.00)	(0.09)
Diluted earnings (loss) per share	(0.09)	(0.00)	(0.09)

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2019	$180,547	$(568)	$179,979
Net income (loss) attributable to Reading International, Inc. common shareholders	(2,097)	(44)	(2,141)
Equity at March 31, 2019	179,946	(612)	179,334

Consolidated Statements of Cash Flows:

	Quarter Ended March 31, 2019
(Dollars in thousands)	As Reported	Adjustment	As Revised
Net income (loss)	$(2,097)	$(44)	$(2,141)
Change in net deferred tax assets	(151)	(15)	(166)
Accounts payable and accrued expenses	(2,204)	59	(2,145)
Net cash provided by operating activities	(3,842)	—	(3,842)

Note 3 – Impact of COVID-19 Pandemic and Liquidity

On March 11, 2020, the World Health Organization (“WHO”) declared the recent spread of the novel coronavirus, COVID-19, a global pandemic. Since the date of this declaration, a number of nations have, either voluntarily or through government legislation, gone into various states of self-isolation in order to slow the spread of COVID-19. These measures involved closure of all business deemed ‘non-essential’, and that all ‘non-essential’ workers, and all members of the public, remain in their homes until further notice. These measures are widely expected to continue, in one form or another, until the COVID-19 spread is considered contained. There is no reliable estimate as to how long this may be. Recently, several jurisdictions have begun relaxing these measures but principally due to pressure on their economies, rather than material containment of the COVID-19 virus. As a result of COVID-19 and the associated local government legislation, beginning in March 2020 and continuing through and beyond the end of the first quarter of 2020, we temporarily closed all of our live theatres and cinema operations in the U.S., Australia and New Zealand. Trading restrictions enforced by the local governments in Australia and New Zealand have also affected many of our tenants at our centers, most of which remained open for trading through the COVID-19 crisis. As of the date of this Form 10-Q, all of our New Zealand cinemas are open with no social distancing measures, and approximately half our Australian cinemas are open, albeit with social distancing measures in place. We expect that, for a period of time, the number of patrons returning to our cinemas will be lower than that experienced before COVID-19.

The repercussions of COVID-19 resulted in a significant decrease in the Company’s revenues and earnings in the first quarter of 2020. During the period in which our cinemas and theaters are closed, we will continue to experience a significant decline in earnings. Our cinema and live theatre operations will generate effectively no revenue while they are closed to the public. Our real estate revenue and earnings will be affected by the closure of a number of our tenants’ businesses and the potential need to issue certain tenants with abatements in order to assist them through this period.

The Company may continue to be significantly impacted by COVID-19 even after some or all of our theaters are re-opened. The global economic impact of COVID-19 has led to high levels of unemployment in our operating jurisdictions and may lead to lower consumer spending in the near term. The timing of a recovery of consumer behavior and willingness to spend discretionary income on movie-going may delay our ability to produce financial results at pre-COVID-19 levels until such time as consumer spending recovers.

As discussed below in Note 11 – Debt, due to the matters noted above, there is uncertainty regarding our ability to continue to meet future debt covenants per our lending agreements with Bank of America and National Australia Bank. While we have to date been able to obtain waivers of these covenants, the determination whether to grant or not grant such waivers is in the hands of our lenders.  Accordingly, as mandated by U.S. GAAP, we have classified a portion of our debt as current. As of March 31, 2020, the Company had negative working capital of $163.7 million. In response to the uncertainties associated with COVID-19, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. The Company has successfully negotiated rent abatements and deferrals with a number of its landlords and continues to pursue additional concessions. The Company has also successfully secured access to government wage subsidy programs in Australia and New Zealand. The Company continues to review and apply for additional financial support where appropriate, but there can be no guarantee that the Company will be successful, or the degree that it may be successful, in its applications for such support. Management has drawn down in full the debt facilities available to the Company and has reviewed the potential sale of certain non-core real estate assets or the use of our unencumbered properties to provide collateral to support current or new financings in order to meet future liquidity demands.

The Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment.  The Company performed a quantitative recoverability test of the carrying values of all of its asset groups. The Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and determined that there was no impairment as of March 31, 2020. The cash flow estimates used in this review are consistent with budgetary revisions performed by management in response to COVID-19. The realization of these forecasts is dependent on a number of variables and conditions, many of which are due to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

The Company considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. The Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of March 31, 2020. The test was performed at reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19. The realization of these forecasts is dependent on a number of variables and conditions, many of which are due to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis where we use cash flows generated by our foreign operations to pay for the expense of foreign operations.  Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2020. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

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

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2020	December 31, 2019	March 31, 2019
Spot Rate
Australian Dollar	0.6139	0.7030	0.7104
New Zealand Dollar	0.5959	0.6745	0.6820
Average Rate
Australian Dollar	0.6578	0.6954	0.7123
New Zealand Dollar	0.6349	0.6593	0.6816

Note 5 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2020	2019
Numerator:
Net income (loss) attributable to RDI common stockholders	$(5,875)	$(2,125)
Denominator:
Weighted average number of common stock – basic	21,752,371	22,920,486
Weighted average dilutive impact of awards	367,250	203,620
Weighted average number of common stock – diluted	22,119,621	23,124,106
Basic earnings (loss) per share attributable to RDI common stockholders	$(0.27)	$(0.09)
Diluted earnings (loss) per share attributable to RDI common stockholders	$(0.27)	$(0.09)
Awards excluded from diluted earnings (loss) per share	678,377	496,089

Our weighted average number of common stock - basic decreased, primarily as a result of the repurchase of shares of Class A Non-Voting Common Stock pursuant to our current stock repurchase program offset by the vesting of restricted stock units. During the first three months of 2020, we repurchased 75,157 shares of Class A Non-Voting Common Stock at an average price of $8.92 per share.

Note 6 – Property and Equipment

Operating Property, net

As of March 31, 2020 and December 31, 2019, property associated with our operating activities is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Land	$70,006	$75,663
Building and improvements	132,704	149,852
Leasehold improvements	55,563	56,912
Fixtures and equipment	173,802	186,949
Construction-in-progress	10,430	5,484
Total cost	442,505	474,860
Less: accumulated depreciation	(205,598)	(216,722)
Operating property, net	$236,907	$258,138

Depreciation expense for operating property was $5.2 million for the quarter ended March 31, 2020 and $5.4 million for the quarter ended March 31, 2019.

Investment and Development Property, net

As of March 31, 2020 and December 31, 2019, our investment and development property is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Land	$23,098	$24,446
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	91,165	87,678
Investment and development property	$116,163	$114,024

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the three months ended March 31, 2020 are shown below:

(Dollars in thousands)	Balance, December 31, 2019	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, March 31, 2020
Union Square development	$81,934	$4,075	$—	$—	$86,009
Courtenay Central development	6,364	345	—	(762)	5,947
Cinema developments and improvements	3,032	5,426	(616)	(111)	7,731
Other real estate projects	1,832	491	(234)	(181)	1,908
Total	$93,162	$10,337	$(850)	$(1,054)	$101,595

(1)	Includes capitalized interest of $0.9 million for the quarter ended March 31, 2020.

Real Estate Transactions

Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It is anticipated that the transaction will close on or about May 31, 2021.

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2020 and December 31, 2019:

		March 31,	December 31,
(Dollars in thousands)	Interest	2020	2019
Rialto Cinemas	50.0%	$994	$1,175
Mt. Gravatt	33.3%	3,296	3,894
Total investments		$4,290	$5,069

For the quarter ended March 31, 2020 and 2019, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Rialto Cinemas	$(14)	$(56)
Mt. Gravatt	92	90
Total equity earnings	$78	$34

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2019	$21,224	$5,224	$26,448
Change in goodwill due to a purchase of a business combination	107	—	107
Foreign currency translation adjustment	(2,249)	—	(2,249)
Balance at March 31, 2020	$19,082	$5,224	$24,306

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis.  The Company has performed an interim goodwill assessment as described in Note 3 – Impact of COVID-19 Pandemic and Liquidity. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2020. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2020, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,044	$9,062	$4,314	$25,420
Less: Accumulated amortization	(10,032)	(7,148)	(3,819)	(20,999)
Net intangible assets other than goodwill	$2,012	$1,914	$495	$4,421

	As of December 31, 2019
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$15,048	$7,258	$3,145	$25,451
Less: Accumulated amortization	(14,496)	(5,449)	(1,186)	(21,131)
Net intangible assets other than goodwill	$552	$1,809	$1,959	$4,320

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets).  The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2020.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Beneficial lease amortization	$25	$79
Other amortization	76	22
Total intangible assets amortization	$101	$101

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Prepaid and other current assets
Prepaid expenses	$2,443	$2,163
Prepaid rent	39	1,093
Prepaid taxes	791	912
Income taxes receivable	6,767	1,669
Deposits	234	214
Investment in marketable securities	24	47
Restricted cash	7	7
Total prepaid and other current assets	$10,305	$6,105
Other non-current assets
Straight-line rent	3,738	4,689
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	8	7
Total other non-current assets	$5,718	$6,668

Note 10 – Income Taxes

The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to provide, among other things, tax relief to companies impacted by the COVID-19 pandemic. The CARES Act includes, among other items, provisions for net operating loss carryback, modifications to the business interest expense deduction, a technical correction to tax depreciation methods for qualified improvement property, and alternative minimum tax credit refunds. During the quarter ended March 31, 2020, we recorded a tax benefit arising from the carryback of the net operating loss generated in the taxable year ended December 31, 2019.

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credit. Our effective tax rate was 33.6% and 33.1% for the three months ended March 31, 2020 and 2019, respectively.  The change between 2020 and 2019 is primarily related to tax benefits from the carryback of the Company’s 2019 net operating loss, as a result of the CARES Act, to 2015 and 2016 tax years where the federal tax rate was 35%, offset by an increase in valuation allowance in 2020.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Debt

The Company’s borrowings at March 31, 2020 and December 31, 2019, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2020
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,340	5.77%	5.77%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	55,000	54,986	3.99%	3.99%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	5,000	5,000	3.99%	3.99%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	25,000	25,000	24,504	4.25%	4.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,894	3.63%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,199	9,199	9,096	4.64% / 4.44%	4.61%
Purchase Money Promissory Note	September 18, 2024	3,204	3,204	3,204	5.00%	5.00%
Union Square Construction Financing (USA)	December 29, 2020	50,000	36,947	36,782	5.50%	5.50%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	73,668	73,668	73,512	1.69%	1.69%
Westpac Bank Corporate (NZ)	December 31, 2023	19,069	19,069	19,069	2.30%	2.30%
		$276,053	$263,000	$260,387

(1)	Net of deferred financing costs amounting to $2.6 million.
(2)	The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.
(3)	The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2020.

	As of December 31, 2019
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,311	5.94%	5.94%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	33,500	33,445	4.80%	4.80%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	—	—	4.80%	4.80%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	18,658	18,658	18,532	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,887	3.74%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,260	9,260	9,153	4.64% / 4.44%	4.64%
Union Square Construction Financing (USA)	December 29, 2020	50,000	36,048	36,035	6.02%	6.02%
Purchase Money Promissory Note	September 18, 2024	3,363	3,363	3,363	5.00%	5.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	84,360	65,731	65,541	1.77%	1.77%
Westpac Bank Corporate (NZ)	December 31, 2023	21,584	6,745	6,745	3.05%	3.05%
Total		$283,138	$209,218	$207,012

(1)	Net of deferred financing costs amounting to $2.2 million.
(2)	The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.
(3)	The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2019.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	March 31,	December 31,
Balance Sheet Caption	2020	2019
Debt - current portion	$171,426	$36,736
Debt - long-term portion	59,252	140,602
Subordinated debt - current portion	651	644
Subordinated debt - long-term portion	29,058	29,030
Total borrowings	$260,387	$207,012

Impact of COVID-19

As of March 31, 2020, we were in breach of certain covenants with Bank of America and National Australia Bank (“NAB”). During the second quarter, we received bank covenant waivers from Bank of America for the first quarter of 2020, and from National Australia Bank for the second and third quarters of 2020. As of March 31, 2020, we were not in breach of any debt covenants with respect to any of our other borrowing.

Due to the continuing uncertainties relating to the effects of COVID-19, it is uncertain whether we will continue to meet our covenant requirements for the 12 months from March 31, 2020. We anticipate continuing to receive covenant waivers from the relevant lenders, although these waivers are not in our control and no assurances can be given that we will receive such waivers for a period of one year subsequent to the issuance of these financial statements.  We are required by U.S. GAAP to classify the Bank of America and NAB debt as current liabilities.

Bank of America Credit Facility

On March 6, 2020, we amended our $55.0 million credit facility with Bank of America extending the maturity date to March 6, 2023. The refinanced facility carries an interest rate of 2.5% - 3.0%, depending on certain financial ratios plus a variable rate based on the loan defined “Eurodollar” interest rate.

Bank of America Line of Credit

On March 6, 2020, the term of our $5.0 million line of credit was extended to March 6, 2023.

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, with a loan for a five-year term of $8.0 million.  Such modification was not considered to be substantial under US GAAP.

44 Union Square Construction Financing

On December 29, 2016, we closed our construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consisted of $50.0 million in aggregate loans (comprised of three loan tranches) from Bank of the Ozarks (“BOTO”), and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers.  As of December 31, 2016, BOTO advanced $8.0 million to repay the existing $8.0 million loan with East West Bank. On August 8, 2019, we repaid in full the $7.5 million mezzanine loan from Tammany Mezz Investor, LLC. On January 24, 2020, we exercised the first of our two extension options on the BOTO loan, taking the maturity to December 29, 2020.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten-year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%.  This loan provided for a second loan upon completion of certain improvements.  On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $20.0 million term loan with Valley National Bank with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022 with two six-month options to extend.

Purchase Money Promissory Note

On September 18, 2019, we purchased 407,000 Company Class A shares in a privately negotiated transaction under our Share Repurchase Program for $5.5 million.  Of this amount, $3.5 million was paid by the issuance of a Purchase Money Promissory Note, which bears an interest rate of 5.0% per annum, payable in equal quarterly payments of principal plus accrued interest. The Purchase Money Promissory Note matures on September 18, 2024.

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

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Current liabilities
Liability for demolition costs	2,425	2,745
Accrued pension	684	684
Security deposit payable	108	114
Finance lease liabilities	60	93
Other	33	17
Other current liabilities	$3,310	$3,653
Other liabilities
Lease make-good provision	6,243	6,667
Accrued pension	4,366	4,469
Environmental reserve	1,656	1,656
Lease liability	5,900	5,900
Acquired leases	31	37
Finance lease liabilities	102	116
Other	6	9
Other liabilities	$18,304	$18,854

Pension Liability – Supplemental Executive Retirement Plan

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $5.1 million at March 31, 2020.  The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter ended March 31, 2020 and 2019.  Our pension plan is unfunded.

During the quarter ended March 31, 2020, the interest cost was $68,000, and the actuarial loss was $52,000. During the quarter ended March 31, 2019, the interest cost was $51,000, and the actuarial loss was $51,000 respectively.

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2020	$8,118	$10	$(2,287)	$(252)	$5,589

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(243)	(243)
Other comprehensive income before reclassifications				—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	29	29
Net change related to derivatives	—	—	—	(214)	(214)

Net current-period other comprehensive income (loss)	(15,698)	(19)	52	(214)	(15,879)
Balance at March 31, 2020	$(7,580)	$(9)	$(2,235)	$(466)	$(10,290)

Note 14 – Commitments and Contingencies

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

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”)  in June 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant:   James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No: A-15-719860-V.  Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company.   Cotter, Jr. has appealed both judgements.   Our application for attorney’s fees was denied, and we have appealed that determination. The issues on appeal are currently being briefed.   No date for oral argument has been set.   It is unlikely that any hearing will be held this year. As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company.  During 2019, out-of-pocket third-party costs in the amount of approximately $925,000 were incurred by our Company in defending against these claims.  For the first quarter ended March 31, 2020, an additional $105,000 had been expensed, relating principally to the preparation of appellate briefs with respect to the Derivative Litigation.

Employment Litigation

 The Company is currently involved in two California employment matters which include substantially overlapping wage and hour claims: Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint” respectively) and Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint” respectively).  Brown v. RC was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019.  These lawsuits seek damages, and attorneys’ fees, relating to alleged violations of California labor laws relating to meal periods, rest periods, reporting time pay, unpaid wages, timely pay upon termination and wage statements violations.  Wagner v. CEI was filed as a discrimination and retaliation lawsuit in June 2019.  The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint. On March 6, 2020, Wagner filed a purported class action in the Superior Court of California, County of San Diego, again covering basically the same allegations as set forth in the Brown Class Action Complaint, and titled Peter M. Wagner, an individual, on behalf of himself and all others similarly situated vs. Reading International, Inc., Consolidated Entertainment, Inc. and Does 1 through 25, Case No. 37-2020-000127-CU-OE-CTL (the “Wagner Class Action”). Neither plaintiff has specified the amount of damages sought.

The Company is investigating and intends to vigorously defend the allegations of the Brown Class Action Complaint, the Wagner Individual Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint. In addition, we have denied that a PAGA representative action is appropriate.  These matters are in their early stages, and the putative class actions have not been certified.  As these cases are in early stages, the Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, the Company believes that its potential liability with respect to such matters is not material to its overall financial position, results of operations and cash flows.  Accordingly, the Company has not established a reserve for loss in connection with these matters.

Note 15 – Non-controlling Interests

These are composed of the following enterprises:

•	Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd.;
•

Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) and/or the James J. Cotter, Sr. Living Trust (the “Cotter Trust”); and,

•	Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Australian Country Cinemas, Pty Ltd	$101	$119
Shadow View Land and Farming, LLC	2,124	2,145
Sutton Hill Properties, LLC	1,944	2,003
Noncontrolling interests in consolidated subsidiaries	$4,169	$4,267

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Australian Country Cinemas, Pty Ltd	$(1)	$9
Shadow View Land and Farming, LLC	(21)	(14)
Sutton Hill Properties, LLC	(58)	(11)
Net income (loss) attributable to noncontrolling interests	$(80)	$(16)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2020	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616
Net income (loss)	—	—	—	—	—	(5,875)	—	—	(5,875)	(80)	(5,955)
Other comprehensive income, net	—	—	—	—	—	—	—	(15,879)	(15,879)	(18)	(15,897)
Share-based compensation expense	—	—	—	—	336	—	—	—	336	—	336
Share repurchase plan	(75)	—	—	—	—	—	(670)	—	(671)	—	(671)
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	19		—	—	(30)	—	—	—	(30)	—	(30)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
At March 31, 2020	20,047	$231	1,680	$17	$148,908	$14,772	$(40,407)	$(10,290)	$113,231	$4,169	$117,400

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2019	21,195	$232	1,680	$17	$147,452	$47,048	$(25,222)	$6,115	$175,642	$4,337	$179,979
Net income (loss)	—	—	—	—	—	(2,125)	—	—	(2,125)	(16)	(2,141)
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	28	—	—	28	(46)	(18)
Other comprehensive income, net	—	—	—	—	—	—	—	1,510	1,510	1	1,511
Share-based compensation expense	—	—	—	—	280	—	—	—	280	—	280
Share repurchase plan	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	(185)	—	—	—	(185)	—	(185)
Restricted Stock Units	40	1	—	—	(75)	—	—	—	(74)	—	(74)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	18	18
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(27)	(27)
At March 31, 2019	21,235	$233	1,680	$17	$147,472	$44,951	$(25,231)	$7,625	$175,067	$4,267	$179,334

Note 16 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Option Plan

The Company may grant stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan, as amended (the “Plan”). The aggregate total number of shares of the Common Stock authorized for issuance under the Plan at March 31, 2020 was 2,197,460, of which 521,297 remain available for future issuance. In total, 1,676,163 shares of Common Stock had, as of that date, been issued pursuant to the exercise of previously granted options and/or the vesting of restricted stock units.

Stock options are generally granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date.  In contrast to a stock option where the grantee buys the Company’s share at an exercise price determined on grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan, typically between one and four years from grant.  Grants to directors and certain executive officers are subject to Board approval; discretion to make grants to other officers and employees has been delegated to the Compensation and Stock Options Committee.  At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

There were nil and 219,408 stock options issued in the quarter ended March 31, 2020 and March 31, 2019, respectively. The weighted average assumptions used in the option-valuation model were as follows:

	Three Months Ended March 31,
	2020	2019
Stock option exercise price	$—	$16.12
Risk-free interest rate	—	2.42%
Expected dividend yield	—	—
Expected option life in years	—	3.75
Expected volatility	—	23.32%
Weighted average fair value	$—	$3.50

For the quarters ended March 31, 2020 and 2019, we recorded compensation expense of $120,000 and $70,000, respectively with respect to our prior stock option grants.  At March 31, 2020, the total unrecognized estimated compensation expense related to non-vested stock options was $1.0 million, which we expect to recognize over a weighted average vesting period of 1.69 years.  The intrinsic, unrealized value of all options outstanding vested and expected to vest, at March 31, 2020 was nil, as the closing price of our Common Stock on that date was $3.89.

The following table summarizes the number of options outstanding and exercisable as of March 31, 2020 and December 31, 2019:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2018	586,469	$14.01	2.88	$1,530,528
Granted	219,408	16.12	—	—
Exercised	(69,500)	13.42	—	185,175
Forfeited	(25,000)	13.42	—	—
Balance - December 31, 2019	711,377	$14.74	2.79	$136,350
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(8,000)	12.34	—	—
Balance - March 31, 2020	703,377	$14.79	1.69	$—

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using our Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of March 31, 2020:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	March 31, 2020	March 31, 2020	March 31, 2020
March 10, 2016	35,147	27,381	62,528	62,262	—	266
April 11, 2016	—	5,625	5,625	3,962	1,146	517
March 23, 2017	30,681	32,463	63,144	54,196	8,416	532
August 29, 2017	—	7,394	7,394	5,546	1,848	—
January 2, 2018	29,393	—	29,393	29,393	—	—
April 12, 2018	—	29,596	29,596	7,409	21,412	775
April 13, 2018	—	14,669	14,669	3,668	11,001	—
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—	—
March 13, 2019	—	24,366	24,366	5,316	15,946	3,104
March 14, 2019	—	23,327	23,327	5,832	17,495	—
May 7, 2019	11,565	—	11,565	—	11,565	—
March 10, 2020	—	271,131	271,131	—	271,131	—

Total	129,796	436,884	566,680	200,594	359,960	6,126

RSU awards to management vest 25% on the anniversary of the grant date over a period of four years. Beginning this year, a performance component has been added to RSUs granted to Management. On March 10, 2020, RSUs covering 271,131 shares were issued to members of executive management and other employees of our Company.

Prior to November 7, 2018, RSU awards to non-employee directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director shall end and the recipient, or as the case may be, the recipient’s successor is elected to the board of directors at the next occurring annual meeting or special meeting of stockholders called for such purpose (the “Vesting Date”). This means that the Vesting Date of the RSUs granted to directors on November 7, 2018 was the date of the 2019 annual meeting of stockholders.  Due to the fact that our Company moved up our annual meeting of stockholders from November to May in 2019,  an unanticipated shorter than normal vesting period for the RSUs issued on November 7, 2018 resulted. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was determined using a value of $35,000 or one half of the dollar amount of the prior year's annual grant.  The RSUs issued to non-employee directors on May 7,

2019 vested on May 6, 2020. RSUs were issued to the directors in January 2020 pursuant to the RSU agreement. No RSUs were granted to non-employee directors during the first quarter of 2020.

For the quarter ended March 31, 2020 and 2019, we recorded compensation expense of $216,000 and $209,000, respectively.  The total unrecognized compensation expense related to the non-vested RSUs was $2.7 million as of March 31, 2020, which we expect to recognize over a weighted average vesting period of 2.12 years.

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

Under the stock repurchase program, as of March 31, 2020, the Company had reacquired a total of 1,792,819 shares of Class A Non-Voting Common Stock for $24.0 million at an average price of  $13.39 per share (excluding transaction costs). 75,157 shares of Class A Non-Voting Common Stock were purchased during the quarter ended March 31, 2020 at an average price of $8.92 per share.  This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 2, 2022.

Note 17 - Leases

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

The components of lease expense are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$39	$41
Interest on lease liabilities	2	3
Operating lease cost	7,719	7,921
Variable lease cost	48	105
Total lease cost	$7,808	$8,070

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$41	$44
Operating cash flows for operating leases	7,528	7,780
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	2,181

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Operating leases
Operating lease right-of-use assets	$213,907	$229,879
Operating lease liabilities - current portion	19,717	20,379
Operating lease liabilities - non-current portion	207,697	223,164
Total operating lease liabilities	$227,414	$243,543
Finance leases
Property plant and equipment, gross	351	370
Accumulated depreciation	(194)	(165)
Property plant and equipment, net	$157	$205
Other current liabilities	60	93
Other long-term liabilities	102	116
Total finance lease liabilities	$162	$209

Other information
Weighted-average remaining lease term - finance leases	3	3
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.19%	5.13%
Weighted-average discount rate - operating leases	4.89%	4.86%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2020	$22,780	$54
2021	30,780	51
2022	30,806	42
2023	30,145	28
2024	28,357	—
Thereafter	153,958	—
Total lease payments	$296,826	$175
Less imputed interest	(69,412)	(13)
Total	$227,414	$162

As of March 31, 2020, we have additional operating leases, primarily for cinemas, that have not yet commenced operations of approximately $36.0 million. It is anticipated that these operating leases will commence between fiscal year 2020 and fiscal year 2021 with lease terms of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Components of lease income
Lease payments	$2,237	$2,229
Variable lease payments	263	265
Total lease income	$2,500	$2,494

The book value of underlying assets under operating leases from owned assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Building and improvements
Gross balance	$59,694	$67,766
Accumulated depreciation	(18,306)	(20,220)
Net Book Value	$41,388	$47,546

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2020	$6,197
2021	6,183
2022	5,474
2023	4,793
2024	3,846
Thereafter	5,351
Total	$31,844

Note 18 – Hedge Accounting

As of March 31, 2020 and December 31, 2019, the Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	March 31,		December 31,
	2020		2019
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$199	Derivative financial instruments - current portion	$109
	Derivative financial instruments - non-current portion	358	Derivative financial instruments - non-current portion	233
Total derivatives designated as hedging instruments		$557		$342
Total derivatives		$557		$342

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter ended to March 31, 2020 and March 31, 2019, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended March 31, 2020
		2020	2019
Interest rate contracts	Interest expense	$29	$12
Total		$29	$12

	Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount
	Three Months Ended March 31
	2020	2019
Interest rate contracts	$243	$81
Total	$243	$81

	Loss Reclassified from AOCI into Income (Effective Portion)
Line Item	Amount
	Three Months Ended March 31
	2020	2019
Interest expense	$29	$12
Total	$29	$12

 The derivative has no ineffective portion, and consequently no losses have been recognized directly in income.

Note 19 – Fair Value Measurements

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

As of March 31, 2020 and December 31, 2019 we had derivative financial liabilities carried and measured at fair value on a recurring basis of $557,000 and $342,000 respectively.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2020
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$231,883	$—	$—	$228,695	$228,695
Subordinated debt	31,117	—	—	21,913	21,913
	$263,000	$—	$—	$250,608	$250,608

		Fair Value Measurement at December 31, 2019
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$177,942	$—	$—	$181,916	$181,916
Subordinated debt	31,276	—	—	22,132	22,132
	$209,218	$—	$—	$204,048	$204,048

(1)	These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at March 31, 2020 and December 31, 2019.

•

Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•

Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives.  As of March 31, 2020 and December 31, 2019, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable.  The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter ended March 31, 2020 and March 31, 2019.

Note 20 – Business Combinations

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

The Company finalized its purchase price allocation in the first quarter of 2020. The total purchase price was allocated to the identifiable assets acquired based on our estimates of their fair values on the acquisition date. The identified assets include fixtures and equipment, the State Cinema brand, inventory and immaterial working capital balances. The determination of the fair values of the acquired assets (and the related determination of their estimated lives where depreciation is permitted) requires significant judgment. There were immaterial liabilities assumed, including certain gift card obligations.

Our final purchase price allocation is as follows:

(Dollars in thousands)	Preliminary Purchase Price Allocation(1)	Measurement Period Adjustments	Final Purchase Price Allocation(1)
Tangible Assets
Operating property:
Fixtures and equipment	$481	(119)	$362
Deferred tax	5	—	5
Current assets:
Inventory	333	—	333

Intangible Assets
Brand name	—	250	250
Liquor license		1	1
Goodwill	5,617	(132)	5,485
Total assets acquired	6,436	—	6,436

Liabilities
Employee liabilities	(20)	—	(20)
Deferred revenue balances	(236)	—	(236)
Total liabilities acquired	(256)	—	(256)

Net assets acquired	$6,180	—	$6,180

(1)	The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, December 5, 2019.

Note 21 – Subsequent Events

Lender Waivers

As a result of the impact of COVID-19 on our business, we were in default of certain covenants under our principal credit facilities.  See Note 11 – Debt, above. We have sought and received waivers with respect to such defaults. These waivers pertained to our $55.0 million Bank of America Credit Facility, our $5.0 million Bank of American Line of Credit, and AUS$120.0 million Corporate Term loan with National Australia Bank.  Copies of these waivers are attached as exhibits to our Report on 8K filed on June 2, 2020. Our remaining loans do not have covenants or default triggers that have been impacted by COVID-19.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward-Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2019 Form 10-K, Part 1, Item 1A and the Risk Factors set out below.

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

Impact of COVID-19 Pandemic

Following increased reporting around the world in late February and early March 2020 about the spread of the novel coronavirus, COVID-19, the WHO declared a global pandemic on March 11, 2020.  Since the date of this declaration, a number of nations around the world (including the United States, Australia and New Zealand), have ordered various states of self-isolation in order to slow the spread of the COVID-19 pandemic. These measures involved the closure of all businesses deemed ‘non-essential,’ and required that all ‘non-essential’ workers, and all members of the public, remain in their homes until further notice. These measures were widely expected to continue until the spread of the COVID-19 pandemic was considered contained.

Company Operations Temporarily Impacted by COVID-19

In late February 2020 and early March 2020, information about the spread of COVID-19 resulted in (i) the Company making various adjustments to its operating strategies and (ii) film distributors postponing the release of certain movies.  During the last two weeks of March 2020, as a result of the COVID-19 pandemic, applicable local, state, and federal governments ordered cinemas and live theatres to temporarily close to help stop the spread of COVID-19.

The Company responded to these events as follows:

i.	In the United States, we implemented social distancing through seat count reduction and increased our cleaning and sanitization protocols at our cinemas from March 12-16, 2020.

In response to orders of local, state, and federal governments, (a) on March 15, 2020, we temporarily closed our Royal George Theatre in Chicago, (b) on March 17, 2020, we temporarily closed our live theatres in New York City and (c) between March 16 and March 17, 2020, we temporarily closed all our cinemas in United States.

ii.

In Australia, at our cinemas we implemented social distancing through seat count reductions and increased our cleaning and sanitization protocols starting on March 11, 2020, and, then, on March 22, 2020, we temporarily closed all our cinemas as a result of government orders.

iii.

In New Zealand, at our cinemas we implemented social distancing through seat count reductions and increased our cleaning and sanitization protocols starting on March 11, 2020, and, then, on March 23, 2020, we temporarily closed all our cinemas as a result of government orders.

With respect to our entertainment-themed centers (“ETCs”) in Australia, trading restrictions enforced by the local governments materially adversely impacted the trading ability of many of our third-party tenants.  Despite the fact that many smaller tenants could not trade, most of our ETCs in Australia remained open, as our tenant portfolio includes tenants who operate “essential” businesses.  In New Zealand, the tenants operating at Courtenay Central were required to close on March 26, 2020 as a result of the government’s lockdown.

Company Operations Begin Re-Opening

New Zealand’s government began easing orders requiring closure in late May 2020. As of May 27, 2020, we re-started our cinema operations in New Zealand with the re-opening of our cinemas in Rotorua and Napier (each of which is owned by the Company in fee). The remainder of our New Zealand cinema circuit re-opened on June 3, 2020, except for our Reading Cinemas at Courtenay Central, which is closed due to seismic concerns. Upon re-opening, we implemented a number of new safety measures based on guidance from health authorities and appropriate government agencies, including physical distancing practices and an increased focus on disinfecting and sanitation. As of June 8, 2020, governmentally imposed physical distancing requirements have been discontinued for all New Zealand cinemas, and we have liberalized our admission policies in some respect. While we believe a strong slate of films is now scheduled for release in the fall and winter of this year, as of May 27, 2020, no significant new film product has been released to the New Zealand market since our cinemas have re-opened.  Not surprisingly, given this lack of new product, attendance has declined compared to the same period in 2019, even with the safety measures we have implemented. The first major film slated for release in New Zealand is Trolls World Tour, which is currently scheduled for release on July 1, 2020.

In Australia, commencing with six cinemas in Tasmania, South Australia, and Western Australia, we began a phased re-opening of our cinemas on June 10, 2020. On June 17, 2020, we re-opened four cinemas in Queensland and on June 21, 2020, we re-opened seven cinemas in Victoria. Our remaining six cinemas in New South Wales are scheduled to re-open on July 1, 2020.  In Australia, we have also implemented a number of new safety protocols.  As in New Zealand, no significant new film product has been released to the Australian market since our cinemas have re-opened and, like in New Zealand, our attendance has been light.  As of today, the first major film slated for release in Australia is Mulan on July 22, 2020.

In the United States, we are developing a comprehensive re-opening strategy for our 24 cinemas in California, Hawaii, Texas, New York, New Jersey, Virginia and Washington, D.C. With the recent confirmation by Warner Bros. that Christopher Nolan’s Tenet will open on July 31, 2020, we expect to begin our phased re-opening sometime in July 2020,  assuming state and local governmental authority clearance and subject to applicable operating conditions. Like our circuits in New Zealand and Australia, we will re-open our cinemas with an elevated set of cleaning protocols and new operating strategies, including physical distancing through reduced seat counts.

Company Results Impacted by COVID-19

The repercussions of the COVID-19 pandemic resulted in a significant decrease in the Company’s revenues and earnings in the first quarter of 2020.  We believe that the early press reporting and our social distancing measures (in place prior to the temporary shutdowns) impacted our first quarter 2020 cinema attendance beginning in early March 2020.  And, during the period in which our cinemas and theatres remain closed (when we effectively generate no revenue), we will continue to experience a significant decline in revenues and negative operating income.

Our real estate business has been less impacted by the COVID-19 pandemic than our cinema business. In Australia, although trading restrictions enforced by the government affected many of our tenants, our centers at Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA) and Auburn Redyard (Sydney area, NSW) remained open for trading through the COVID-19 crisis. In the United States, we have received some rental revenue related to our live theatre business.  However, while our real estate assets comprise a significant portion of our asset value, they have historically been responsible for only approximately 23% of our overall operating income.

The Company may continue to be significantly impacted by the COVID-19 pandemic even after some or all of our theaters are re-opened. The global economic impact of the COVID-19 pandemic has led to high levels of unemployment in our operating jurisdictions and may lead to lower consumer spending in the near term. Social distancing and increased cleaning protocols required by government orders needed to address consumer concerns may also delay our ability to produce financial results to pre-COVID-19 pandemic levels. Finally, in order to attract guests to our theaters, we need to offer them compelling movies that guests want to see in a cinema environment. While we have what we believe to be a strong slate of film through the end of 2020, no assurances can be given that the major studios will maintain current release schedules or as to the timeline for the development, production, and release of new films.

Counter balancing to some extent the challenges posed by the COVID-19 pandemic on a going forward basis, are what we believe to be the ongoing desire of people to enjoy entertainment outside of their homes. While no assurances can be given, we believe that, as our society re-opens, we will see cinemas once again return to their historic position as a principal source of outside the home entertainment, both in the U.S. and abroad. We have maintained key operating personnel in place and have worked out arrangements with substantially all of our landlords to maintain our leases while conserving cash.  We are ready to expeditiously open our cinemas, when film becomes available and consumer demand returns.

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

We believe that these two business segments complement one another, as we can use the comparatively consistent cash flows typically generated by our cinema operations to fund the front-end cash demands of our real estate development business.

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses under various brands:

•	in the U.S., under the Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas brands.
•	in Australia, under the Reading Cinemas, State Cinema, and the unconsolidated joint venture Event Cinemas brands.
•	in New Zealand, under the Reading Cinemas and the unconsolidated joint ventures Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of March 31, 2020.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	Victoria	7	51	7		Reading Cinemas
	New South Wales	6	44	4	2	Reading Cinemas
	Queensland	5	50	2	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema
	Australia Total	24	190	18	6
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	7	5
GRAND TOTAL		60	498	48	12

(1)	The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.
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

Cinema Exhibition

Our cinema revenue consists primarily of admissions, Food & Beverage (“F&B”), advertising, gift cards, theater rentals, and online convenience fee revenue generated by the sale of our cinema tickets at the theater, on our own websites, and mobile apps.  Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs.  Cinema revenue and expense fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market.  For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of our 2019 Form 10-K.

While our capital projects in recent years have been focused in growing our real estate segment, we have also maintained our focus on improving and enhancing our cinema exhibition portfolio, as discussed below:

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

•

Acquisition of a Dynamic Arthouse Cinema in Hobart, Tasmania, Australia: On December 5, 2019, we acquired the iconic State Cinema for $6.2 million (AU$9.0 million). This leasehold interest features 10 screens, a roof top cinema and bar, a large café, and a bookstore.

•

Opened a new state-of-the-art six-screen Cinema in Melbourne, Australia: On December 6, 2019, we opened a six-screen Reading Cinemas in the Burwood Brickworks shopping center offering a TITAN LUXE with Dolby Atmos immersive sound, enhanced food and beverage offerings, and full recliner seating in all auditoriums.

•

U.S. Refurbishments: In 2018 and 2019, we continued to invest in the refurbishment and enhancements of our existing cinemas, as contemplated by our strategic plan. During this period, six locations had significant refurbishment work performed: our Cal Oaks and Rohnert Park locations in California, our Pearlridge, Mililani, and Kahala (work commenced in late 2019, but is currently suspended due to COVID-19 shutdown) locations in Hawaii, and our Manville location in New Jersey. Also, during this period, we converted (or are in the process of converting), 20 of our 238 U.S. auditoriums to luxury recliner seating.

•

AU and NZ Refurbishments: In 2018 and 2019, we improved 14 theaters: Charlestown, Elizabeth, Auburn, Chirnside Park, Dandenong, Harbour Town, Maitland, Rhodes, Waurn Ponds, West Lakes, Courtenay Central, Napier, Rotorua, and The Palms.

Cinema Pipeline

In the first quarter of 2020, we continued with the renovation of our Consolidated Theatres at the Kahala Mall in Honolulu in the U.S., as well as work on our new Reading Cinemas at Altona, Jindalee, and Traralgon in Australia. These projects were halted due to the COVID-19 pandemic. We have deferred most upgrades into later periods and will strategically evaluate when and how to allocate our capital resources based on the status of the COVID-19 pandemic in various markets, how certain cinemas react to the ramp up of re-opening, and our overall evaluation of the Company’s liquidity.

We currently have four cinemas under agreements to lease in Australia. The COVID-19 pandemic will delay the anticipated launch dates for some of these projects.

Our focus with respect to new cinemas includes state-of-the-art projection and sound, luxury recliner seating, enhanced F&B (typically including alcohol service), and typically at least one major TITAN type presentation screen.  Our focus is on providing best-in-class services and amenities that will differentiate us from in-home and mobile viewing options.  We believe that a night at the movies should be a special and premium experience and, indeed, that it must be able to compete with the variety of options being offered to consumers through other platforms.

During 2020, we will also be focusing on the rollout and enhancement of our proprietary online ticketing capabilities and social media interfaces.  These are intended to enhance the convenience of our offerings and to promote guest affinity with the experience and product that we are offering. We will also be focusing on post-COVID-19 technology improvements to facilitate improved social distancing and contactless experiences. Further, expanding our online capabilities, we anticipate launching limited F&B ordering online for our cinema circuits in the U.S., Australia, and New Zealand during the third quarter of 2020.

Cinema Closures

As of March 2020, all of our cinemas in the United States, Australia, and New Zealand were temporarily closed in accordance with the directions and recommendations of the relevant local, state, and federal authorities relating to the COVID-19 pandemic. As the COVID-19 pandemic outbreak has been largely contained in most areas in Australia and New Zealand, and the restrictions have since been lifted by local government authorities, we have re-opened some of our cinemas. As of June 3, 2020, we had re-opened our New Zealand circuit except for our Reading Cinemas at Courtenay Central (which continues to be closed due to seismic concerns). As of June 21, 2020, we had re-opened 17 of our cinemas in Australia and we anticipate welcoming our customers back to our six remaining cinemas in New South Wales on July 1, 2020. In the U.S., we currently anticipate re-opening our cinemas in July 2020. The precise date of re-opening has not yet been determined. As discussed above, our decision to re-open will be impacted by concerns such as film availability, customer demand, and various liability considerations, as well as state and local governmental authority clearance and applicable operating conditions.

In January 2019, we temporarily closed our Courtenay Central cinema in Wellington, New Zealand. This temporary closure is ongoing due to seismic concerns. It is unclear when the pending redevelopment and seismic upgrading of that facility will take place amidst the COVID-19 crisis.

During the second quarter of 2019, the Company’s management agreement for the operation of the 86th Street Cinema in New York City terminated due to the expiration of the underlying lease.  Additionally, during the third quarter of 2019, the leases underlying our historically profitable Paris Theatre and Beekman Theatre in New York City both expired. We were unable to obtain extensions or new leases for these cinemas on commercially reasonable terms.

In December 2019, we temporarily closed our Consolidated Theatres at the Kahala Mall in Honolulu for a top-to-bottom renovation, a closure that is currently ongoing. The renovation is not yet completed, and our construction has been halted by the measures imposed on us due to the COVID-19 pandemic until further notice. When re-opened, the theatre will feature recliner seating throughout along with a state-of-the-art kitchen and an elevated F&B menu.

Some of our theaters have encountered new competition, and we believe that others will benefit from planned refurbishment and upgrading, therefore, several of our leased theaters will be, based on our careful evaluation of our capital expenditure approaches and liquidity positions, slated for temporary closure for some period of time but not until after the COVID-19 pandemic restrictions are removed.

Upgrades to our Film Exhibition Technology and Theater Amenities

As previously discussed, we continue to focus on areas of the well-established cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders.  In order to meet our changing role in the entertainment industry, we have invested both in (i) the upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service) and luxury recliner seating.  As of March 31, 2020, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	60	498
IMAX	1	1
TITAN XC and LUXE	24	29
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	14	33
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (recliner seating features)	26	161
Liquor Licenses (Selling)(5)	33	n/a

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

(4)

Upgraded Food & Beverage Menu: 16 of our U.S. theaters feature an elevated F&B menu served from a common counter, which includes, without limitation, beer, wine and/or spirits, and a food menu beyond traditional concessions. We have worked with former Food Network executives to create a menu of locally inspired and freshly prepared items.

(5)

Liquor Licenses: Licenses are applicable at each cinema location, rather than each theater auditorium.  For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages. As of March 31, 2020, we have seven pending applications for additional liquor licenses in the U.S.

Real Estate

As of March 31, 2020, our operating properties consisted of the following:

•	Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA) Auburn Redyard (Sydney area, NSW) and Courtenay Central (Wellington area, NZ);
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

In late March of 2020, trading restrictions enforced by the government affected many of our tenants at our real estate properties, including Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA) Auburn Redyard (Sydney area, NSW), and Courtenay Central (Wellington area, NZ), which remained open for trading through the COVID-19 crisis. These tenants represented a majority of the leased space at each of these centers prior to the COVID-19 pandemic.

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

•

Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It is now anticipated that the transaction will close on or about May 31, 2021.  On March 12, 2020, we amended the original agreement to (i) extend the term of the lease to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at the request of Sutton Hill Capital L.L.C. (“SHC”), in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us.  That put right had previously expired on December 4, 2019.  We are advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right.  As the transaction is a related party transaction, it was reviewed and approved by our Board’s Audit and Conflicts Committee and supported by a third-party valuation, which showed substantial value in the option and, upon closing, will result in an annual rent savings of $590,000.

Value-creating Opportunities

Most of our real estate business plans have been at best delayed if not postponed due to COVID-19. During these challenging times, the Company’s strong real estate base may provide (i) increased financial security through the potential sale of certain non-core real estate assets or (ii) provide collateral for strategic re-financing, in each case to meet liquidity demands.

United States:

•

Sepulveda Office Building (Culver City, U.S.) – On May 27, 2020, we leased on a multi-year basis the entire second floor of our headquarter building in Culver City, California (approximately 11,000 rentable square feet) to WWP (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. Clients of WWP include the Estée Lauder Companies, L’Oréal, LVMH and Mary Kay. On the date of the lease, possession of the space was turned over to WWP, which is responsible for building out its space. On a straight-line basis, rent will commence during the second quarter of 2020, and we anticipate receiving rental income during the fourth quarter of 2020.

•

44 Union Square (New York City, U.S.) – Historically known as Tammany Hall, this building with approximately 73,113 square feet of net rentable area overlooks Manhattan’s Union Square. During the COVID-19 pandemic, New York City shut down non-essential construction and business, including construction work at our site. However, the construction of the improvements necessary to obtain a core and shell temporary certificate of occupancy were substantially completed prior to the shutdown. We anticipate that the site will re-open later this month for construction activities, and that the core and shell temporary certificate of occupancy will be in place before the end of the summer.

While the Real Estate Board of New York prohibited leasing activity during the COVID-19 shutdown, our leasing team is ramping up their leasing efforts again. This building, with its first in the city dome, brings the future to New York’s fabled past and was awarded in 2017 the AIA QUAD Design Honor Award, and the Architizer A+ Awards, Typology Winner, Commercial Award. It is one of a very limited number of “brandable” sites available for immediate lease in New York City. We believe 44 Union Square will be attractive to potential tenants interested in both (i) operating in New York City and (ii) seeking to have greater control over the size and design of their spaces in a post-COVID-19 environment. As a practical matter, the building has now reached a state of completion where the premises can be delivered immediately upon the execution of leases.

•

Minetta Lane Theatre (New York City, U.S.) – We have completed an initial feasibility study regarding the potential redevelopment of this property. However, at the present time, our theatre is being used by Audible, a subsidiary of Amazon, to present plays featuring a limited cast of one or two characters and special live performance engagements, which it is recording and making available to the public through the Audible streaming service. Due to COVID-19, no shows have been presented since March 2020.

•

Cinemas 1,2,3 Redevelopment (New York City, U.S.) – As previously disclosed, our endeavors to negotiate a joint development deal with our adjoining neighbors have not borne fruit. Given the closure of our two cinemas in New York City’s Upper East Side, we have determined to continue to operate this location as a cinema for at least the near term. We are pursuing a rezoning of this property so as to allow us to continue our cinema use as a part of any such redevelopment. However, all other redevelopment activity related to this location has been suspended, until we are able to develop a better understanding of the ongoing effects of COVID-19 on our assets and the market.

Australia:

•

Expansion Project for our Newmarket Village located in an affluent suburb of Brisbane, Australia – In December 2017, we opened our eight-screen Reading Cinema, 10,064 square feet of additional retail space and 124 parking spaces. On November 30, 2015, we acquired a separate parcel adjacent to our tenant Coles supermarket. This property is currently improved with an office building, which is now fully leased. These leases have early development provisions allowing us to terminate these arrangements in connection with a redevelopment of the property.  We intend to ultimately demolish this office building and to integrate this parcel into Newmarket Village. Newmarket Village is approximately 98% leased.

New Zealand:

•

Manukau/Wiri Land Rezoning (Auckland, New Zealand) –  During the first quarter of 2020, we progressed infrastructure plans related to our 64.0-acre property, which we successfully re-zoned from agricultural to light industrial uses, and to the remaining 6.4-acre property, zoned for heavy industrial use, each located in the highly sought after industrial market of Manukau/Wiri close to the Auckland Airport.

In June 2020, the Auckland Council granted to us and the adjoining landowner, subject to certain conditions, certain consents required to construct certain infrastructure needed to take advantage of the new light industrial zoning.

Notwithstanding that the Auckland Airport recently announced that the COVID-19 pandemic may lead to an indefinite suspension of certain expansion plans, including the “Park and Ride” facility near our property, we continue to view the industrial property sector as being one of the most resilient in the current economic climate. We believe that the work completed to date has contributed to the overall value of our land in Manukau/Wiri.

•

Courtenay Central Redevelopment (Wellington, New Zealand) – Located in the heart of Wellington – New Zealand’s capital city – our Courtenay Central property covers 161,071 square feet of land situated proximate to (i) the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually), and (ii) across the street from the site of the future Wellington Convention and Exhibition Centre (wcec.co.nz), the capital’s first premium conference and exhibition space, which is due to be completed in 2022. Despite the COVID-19 pandemic, construction for this major public project has resumed and plans include the creation of a public concourse linking through to Wakefield Street, across the street from our Courtenay Central project.

As previously reported, damage from the 2016 Kaikoura earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues caused us to close major portions of the existing cinema and retail structure in early 2019. Prior to the COVID-19 pandemic, the real estate team had developed a comprehensive plan featuring a variety of uses to complement and build upon the “destination quality” of the Courtenay Central location. As the COVID-19 pandemic lock down in New Zealand has ended, our real estate team is re-engaging with the consultants and city representatives to review feasible redevelopment plans.

Corporate Matters

▪

Stock Repurchase Program – Our Board approved a $25.0 million repurchase program on March 2, 2017 and on March 14, 2019, extended the program through March 2, 2021.  Under this authorization Reading may repurchase its Class A Non-Voting Common Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. Through March 31, 2020, we have repurchased 1,792,819 shares of Class A Non-Voting Common Stock at an average price of $13.39 per share (excluding transaction costs). Of these, 75,157 shares were purchased during the quarter ended March 31, 2020, at an average price of $8.92 per share. On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extended the program to March 2, 2022.

Due to the COVID-19 pandemic and its impact on our overall liquidity, for the foreseeable future our stock repurchase program will likely take a lower capital allocation priority.

▪

Board Compensation and Stock Options Committee – Our Compensation and Stock Options Committee, during the first quarter, determined to pay out no cash bonuses, with respect to 2019, to any Reading senior executives, including our CEO.

Our Financing Strategy

Prior to COVID-19, our treasury management was focused on concerted cash management using cash balances to reduce debt. We have used cash generated from operations and other excess cash, to the extent that no capital investments are made in accordance with our business plan, to pay down our loans and credit facilities. This has provided us with availability under our available loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we review the maturities of our borrowing arrangements and negotiate for renewals and extensions where necessary in the current circumstances. We completed amending and extending various financing arrangements less than two weeks prior to the COVID-19 government mandated shutdowns, which we believe will provide necessary liquidity to see us through the COVID-19 crisis.

In response to the COVID-19 pandemic, the closure of our theaters, and the trading restrictions placed on many of our real estate tenants at our entertainment themed shopping centers, we have fully drawn-down on all our available lines-of-credit to povide future liquidity.

On March 6, 2020, we (i) entered into an amendment for our $55.0 million credit facility with Bank of America, which supports our U.S. Cinema operation, extending the maturity date to March 6, 2023 and implementing an interest rate of 2.5% - 3.0% dependent on certain financial ratios plus a variable rate and (ii) extended the term of our $5.0 million line of credit with Bank of America to March 6, 2023.

On March 13, 2020, Sutton Hill Properties LLC, a 75% subsidiary of Reading, increased its term loan with Valley National Bank to $25.0 million from $20.0 million, with an interest rate based on (i) the two-year U.S. Treasury Rate plus 2.5% or (ii) 4.25%, whichever is greater. The current interest rate used for the Valley National Loan is 4.25%.

Prior to COVID-19, in March 2019, we amended our Revolving Corporate Markets Loan Facility with NAB from a facility comprised of (i) a AU$66.5 million loan facility with an interest rate of 0.95% above the BBSY and a maturity date of June 30, 2019 and (ii) a bank guarantee of AU$5.0 million at a rate of 1.90% per annum into (i) a AU$120.0 million Corporate Loan facility at a rate of 0.85% - 1.3% above BBSY, depending on certain ratios, with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Such debt modifications of this particular term loan were not considered to be substantial under U.S. GAAP.

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

As of March 31, 2020, we have received bank covenant waivers from Bank of America for the first quarter of 2020, and from NAB for the second and third quarters of 2020. We did not require any other covenant waivers for the first quarter of 2020.

Due to the continuing uncertainties relating to the effects of COVID-19, it is uncertain whether we will continue to meet our covenant requirements for the 12 months beginning March 31, 2020. We anticipate continuing to receive covenant waivers from the relevant lenders, although these waivers are not in our control and no assurances can be given that we will receive such waivers. We are required by U.S. GAAP to classify the Bank of America and NAB debt as current liabilities.

Refer to our 2019 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2020	March 31, 2019	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$46,310	$57,927	(20)%
Real estate	4,602	5,431	(15)%
Inter-segment elimination	(1,684)	(1,866)	10%
Total revenue	49,228	61,492	(20)%
Operating expense
Cinema exhibition	(43,976)	(50,195)	12%
Real estate	(2,760)	(2,445)	(13)%
Inter-segment elimination	1,684	1,866	10%
Total operating expense	(45,052)	(50,774)	11%
Depreciation and amortization
Cinema exhibition	(3,778)	(4,157)	9%
Real estate	(1,300)	(1,376)	6%
Total depreciation and amortization	(5,078)	(5,533)	8%
General and administrative expense
Cinema exhibition	(1,210)	(992)	(22)%
Real estate	(355)	(451)	21%
Total general and administrative expense	(1,565)	(1,443)	(8)%
Segment operating income
Cinema exhibition	(2,654)	2,583	(>100)%
Real estate	187	1,159	(84)%
Total segment operating income	$(2,467)	$3,742	(>100)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(192)	(61)	(>100)%
General and administrative expense	(4,380)	(5,041)	13%
Interest expense, net	(1,789)	(1,852)	3%
Equity earnings of unconsolidated joint ventures	78	34	>100%
Other income (expense)	(218)	(20)	(>100)%
Income before income taxes	(8,968)	(3,198)	(>100)%
Income tax benefit (expense)	3,013	1,057	>100%
Net income (loss)	(5,955)	(2,141)	(>100)%
Less: net income (loss) attributable to noncontrolling interests	(80)	(16)	(>100)%
Net income (loss) attributable to RDI common stockholders	$(5,875)	$(2,125)	(>100)%
Basic earnings (loss) per share	$(0.27)	$(0.09)	(>100)%

Consolidated and Non-Segment Results:

First Quarter Results

For the three months ended March 31, 2020, net  loss attributable to RDI common stockholders increased by $3.8 million, to a loss of $5.9 million, compared to the same period prior year.  Basic Loss per Share (“LPS”) for the three months ended March 31, 2020, increased by $0.18, to a loss of $0.27 compared to the three months ended March 31, 2019. These results are primarily attributable to COVID-19 which led to the temporary closures of our global cinemas in March of 2020. Prior to the cinema closures, however, seat occupancy was already being reduced to create social distancing and limit the spread of the virus for the health and safety of moviegoers, as well as our employees. In regard to our Real Estate Segment, many of our tenants at our centers were affected by trading restrictions enforced by the local governments in Australia and New Zealand, most of which remained open for trading through the COVID-19 crisis. While the COVID-19 pandemic impacted the operations of certain tenants at our Australian centers, due to the proactive approach of the Australian government, as of today, occupancy across our Australian centers is over 97%.

Revenue for the three months ended March 31, 2020 decreased by 20%, or $12.3 million, to $49.2 million compared to the same period prior year. Revenue decreased in the Cinema operating segment across all three countries primarily due to the temporary closure of our cinemas in the United States, Australia, and New Zealand as a result of COVID-19. In our Real Estate segment, revenue decreased primarily as a result of the temporary closure of our Live Theatres, the weakening foreign exchange rate of the Australian and New Zealand dollars, as well as the trading restrictions enforced by the local governments on our real estate operations in Australia and New Zealand in late March of 2020.

Non-Segment General & Administrative Expenses

For the three months ended March 31, 2020,  non-segment general and administrative expense decreased  by  13%, or $0.7 million, to $4.4 million compared to the three months ended March 31, 2019

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2020, increased by $2.0 million compared to the equivalent prior-year period. The change between 2020 and 2019 is primarily related to tax benefits from the carryback of the Company's 2019 net operating loss,  as a result of the CARES Act, to 2015 and 2016 tax years where the federal tax rate was 35%, offset by an increase in valuation allowance in 2020.

Business Segment Results

As of March 31, 2020, we leased or owned and operated 60 cinemas with 498 screens, which includes our interests in certain unconsolidated joint ventures that total three cinemas with 29 screens. As of March 31, 2020, we also:

•	expanded into Tasmania acquiring a four-screen cinema in Devonport in the first quarter of 2019 and a ten-screen cinema (the State Cinema) in Hobart in the fourth quarter of 2019;
•	opened a three-screen pop-up in Lower Hutt located in the greater region of Wellington, New Zealand at the end of June 2019;
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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuations in foreign currency exchange rates. During the quarter, compared to the same period prior year, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 7.7% and 6.8%, respectively.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter ended March 31, 2020 and March 31, 2019, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2020	% of Revenue	March 31, 2019	% of Revenue	% Change Fav/(Unfav)
REVENUE
United States	Admissions revenue	$13,914	30%	$19,913	34%	(30)%
	Food & beverage revenue	6,964	15%	9,517	16%	(27)%
	Advertising and other revenue	2,429	5%	2,545	5%	(5)%
		$23,307	50%	$31,975	55%	(27)%
Australia	Admissions revenue	$12,510	27%	$14,037	24%	(11)%
	Food & beverage revenue	5,611	12%	6,061	11%	(7)%
	Advertising and other revenue	1,466	4%	1,343	2%	9%
		$19,587	43%	$21,441	37%	(9)%
New Zealand	Admissions revenue	$2,265	5%	$2,991	5%	(24)%
	Food & beverage revenue	983	2%	1,309	2%	(25)%
	Advertising and other revenue	168	0%	212	1%	(21)%
		$3,416	7%	$4,512	8%	(24)%

Total revenue		$46,310	100%	$57,928	100%	(20)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(7,258)	16%	$(10,127)	17%	28%
	Food & beverage cost	(1,820)	4%	(2,322)	4%	22%
	Occupancy expense	(6,585)	14%	(6,945)	12%	5%
	Other operating expense	(9,242)	20%	(10,174)	18%	9%
		$(24,905)	54%	$(29,568)	51%	16%
Australia	Film rent and advertising cost	$(5,464)	12%	$(6,279)	11%	13%
	Food & beverage cost	(1,155)	2%	(1,115)	2%	(4)%
	Occupancy expense	(3,888)	8%	(3,962)	7%	2%
	Other operating expense	(5,387)	12%	(5,415)	9%	1%
		$(15,894)	34%	$(16,771)	29%	5%
New Zealand	Film rent and advertising cost	$(1,055)	2%	$(1,336)	2%	21%
	Food & beverage cost	(195)	0%	(292)	1%	33%
	Occupancy expense	(819)	2%	(803)	1%	(2)%
	Other operating expense	(1,107)	3%	(1,425)	3%	22%
		$(3,176)	7%	$(3,856)	7%	18%

Total operating expense		$(43,975)	95%	$(50,195)	87%	12%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,020)	4%	$(2,626)	4%	23%
	General and administrative expense	(869)	2%	(604)	1%	(44)%
		$(2,889)	6%	$(3,230)	5%	11%
Australia	Depreciation and amortization	$(1,393)	3%	$(1,181)	2%	(18)%
	General and administrative expense	(370)	1%	(387)	1%	4%
		$(1,763)	4%	$(1,568)	3%	(12)%
New Zealand	Depreciation and amortization	$(366)	1%	$(350)	1%	(5)%
	General and administrative expense	29	(0)%	(1)	0%	>100%
		$(337)	1%	$(351)	1%	4%

Total depreciation, amortization, general and administrative expense		$(4,989)	11%	$(5,149)	9%	3%
OPERATING INCOME (LOSS) – CINEMA
United States		$(4,487)	(10)%	$(823)	(1)%	(>100)%
Australia		1,930	4%	3,102	5%	(38)%
New Zealand		(97)	(0)%	305	(0)%	(>100)%
Total Cinema operating income (loss)		$(2,654)	(6)%	$2,584	4%	(>100)%

First Quarter Results

Cinema Segment operating income

Cinema segment operating income for the first quarter 2020 decreased by $5.2 million, to a loss of $2.7 million when compared to the same period in 2019.  This decrease is primarily due to (i) the increased press reports in February 2020 and March 2020 about COVID-19, (ii) reduced seating occupancy as a result of social distancing measures, and (iii) the temporary closure of our cinemas, which all led to a significant attendance drop in March 2020.

Revenue

Cinema revenue decreased by 20%, or $11.6 million, to $46.3 million for the first quarter 2020 compared to the first quarter 2019.

Below are the changes in our cinema revenue by market:

•

U.S. cinema revenue decreased by 27%, or $8.7 million, to $23.3 million for the first quarter, primarily due to a  32% decrease in attendance (significantly due to the temporary closures of our U.S. Cinemas as a result of the COVID-19 pandemic); offset by a 7% increase in Spend per Patron (“SPP”) and a 2% increase in Average Ticket Price (“ATP”). These decreases were significantly due to the temporary closures of our U.S. Cinemas as a result of the COVID-19 pandemic, the temporary closure of our Consolidated Theatre at the Kahala Mall in Honolulu since December of 2019 for renovations, and the closures of our Paris and Beekman theatres.

•

Australia cinema revenue decreased by 9%, or $1.9 million, to $19.6 million for the first quarter, primarily due to a 14%  decrease in attendance; offset by an 8% increase in SPP and a 4% increase in ATP. These decreases were significantly due to the temporary closures of our cinemas in Australia as a result of the COVID-19 pandemic and the decline in the value of the Australian dollar.

•

New Zealand cinema revenue decreased by 24%, or $1.1 million, to $3.4 million for the first quarter, primarily due to a 25% decrease in attendance; offset by a 1% increase in ATP, while SPP stayed relatively flat. These decreases were significantly due to the temporary closures of our cinemas in New Zealand as a result of the COVID-19 pandemic and the decline in the value of the New Zealand dollar.

Operating expense

Operating expense for the first quarter 2020 decreased by 12%, or $6.2 million, to $44.0 million, primarily attributable to social distancing measures and, eventually, the temporary closures of our cinemas as a result of the COVID-19 pandemic, which ultimately led to employee terminations in late March resulting in a reduction in labor costs.

Operating expense as a percentage of gross revenue has increased by 8% percentage points, to 95% for the first quarter 2020, compared to 87% in the same period in 2019,  due to the lower than anticipated revenue in our box office and the fact that certain of our occupancy costs are generally fixed and cannot be adjusted to reflect such lower admission levels.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the first quarter 2020 decreased by 3%, or $0.2 million, to $5.0 million, compared to the same period in 2019. This decrease is attributable to a reduction in depreciation expense for our U.S. cinemas digital projector lease, which has been substantially depreciated by the end of 2019 and a decrease in legal fees. Total depreciation, amortization, general and administrative expense were partially reduced by the foreign exchange movements in Australia and New Zealand.

Real Estate

The following table details our real estate segment operating results for the first quarter ended March 31, 2020 and 2019, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2020	% of Revenue	March 31, 2019	% of Revenue	% Change Fav/(Unfav)
REVENUE
United States	Live theatre rental and ancillary income	$574	12%	$936	17%	(39)%
	Property rental income	51	1%	52	1%	(2)%
		625	13%	988	18%	(37)%
Australia	Property rental income	3,579	78%	3,916	72%	(9)%
New Zealand	Property rental income	398	9%	527	10%	(24)%

Total revenue		$4,602	100%	$5,431	100%	(15)%
OPERATING EXPENSE
United States	Live theatre cost	$(342)	7%	$(298)	5%	(15)%
	Property cost	(622)	14%	(158)	3%	(>100)%
	Occupancy expense	(159)	3%	(151)	3%	(5)%
		(1,123)	24%	(607)	11%	(85)%
Australia	Property cost	(651)	14%	(701)	13%	7%
	Occupancy expense	(584)	13%	(692)	13%	16%
		(1,235)	27%	(1,393)	26%	11%
New Zealand	Property cost	(299)	7%	(298)	5%	-%
	Occupancy expense	(103)	2%	(147)	3%	30%
		(402)	9%	(445)	8%	10%

Total operating expense		$(2,760)	60%	$(2,445)	45%	(13)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(203)	4%	$(195)	4%	(4)%
	General and administrative expense	(191)	4%	(159)	3%	(20)%
		(394)	8%	(354)	7%	(11)%
Australia	Depreciation and amortization	$(863)	19%	$(926)	17%	7%
	General and administrative expense	(168)	4%	(292)	5%	42%
		(1,031)	23%	(1,218)	22%	15%
New Zealand	Depreciation and amortization	(234)	5%	(256)	5%	9%
	General and administrative expense	4	(0)%	—	0%	-%
		(230)	5%	(256)	5%	10%
Total depreciation, amortization, general and administrative expense		$(1,655)	36%	$(1,828)	34%	9%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(892)	(19)%	$27	0%	(>100)%
Australia		1,313	28%	1,305	24%	1%
New Zealand		(234)	(5)%	(174)	(3)%	(34)%
Total real estate operating income (loss)		$187	4%	$1,158	21%	(84)%

First Quarter Results

Real Estate Segment income

Real estate segment operating income decreased  by  84%, or $1.0 million, to $0.2 million for the first quarter ended March 31, 2020,  compared to the same period in 2019,  attributable to a decrease in rental and ancillary income in our Live Theatre business unit in the U.S. offset by a decrease in operating expenses in Australia and New Zealand. Real Estate segment operating income has also been negatively impacted by social distancing measures related to the COVID-19 pandemic. In addition to that, a weakening foreign currency exchange rate also contributed to the decline in operating income.

Revenue

Real estate revenue for the first quarter ended March 31, 2020 decreased by 15%, or $0.8 million, to $4.6 million,  primarily due to lower Live Theatre attendance in late February through mid-March of 2020 followed by the temporary closure of our Live Theatres, further impacted by the unfavorable foreign currency movements in both Australia and New Zealand.

Operating expense

Operating expense for the first quarter ended March 31, 2020 increased by 13%, or $0.3 million, to $2.8 million, due to an increase in legal fees in the U.S. segment.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the first quarter ended March 31, 2020 decreased by 9%, or $0.2 million, to $1.7 million, primarily driven by general and administrative expense reductions in Australia, while depreciation remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2020, in response to uncertainties associated with the outbreak of the COVID-19 pandemic and its impact on the Company’s business, management drew down the remaining unrestricted available borrowing capacity resulting in total outstanding borrowings of $263.0 million at March 31, 2020.

The coronavirus outbreak has clearly affected the United States, Australia, and New Zealand.  Outbreaks of COVID-19 have caused cinemas and other public assembly venues to close in certain parts of the world.  To comply with the rules, guidelines, and recommendations set forth by local,  state, and federal government authorities in the United States, Australia, and New Zealand, we temporarily closed all of our cinemas in March of 2020.  Certain major studios have announced the delayed release of major motion pictures to resume in July 2020.  The delayed releases of major motion pictures, assuming the effects of the COVID-19 pandemic are surmounted, will push revenues into later quarters, thereby potentially reducing our full year revenues, and may accelerate our decisions to consider more permanent reductions of operational levels at our cinemas. By July of 2020, we anticipate that all of our cinemas worldwide will be re-opened with the exception of the ongoing temporary closure of Reading Cinemas in Courtenay Central due to seismic concerns, assuming state and local governmental authority clearance and subject to applicable operating conditions.

With respect to the re-opening of our venues following governmental directives to temporarily close due to the COVID-19 pandemic, we have developed an extensive set of new protocols to protect the health and well-being of our employees.  For instance in Australia and New Zealand, such employee protocols, include, without limitation, (i) creating work spaces that take into account social distancing requirements and recommendations, (ii) the installation of plexiglass shields at concession and ticket stations, (iii) the reduction of areas where cash can be accepted, and (iv) new policies and procedures with respect to employee sick leave.  In the United States, we are developing substantially similar protocols for the employees at our cinemas and live theaters.   In the United States, the Company will require upon re-opening the cinemas and live theaters, that employees wear masks during their shifts.     Additionally, in Australia and New Zealand, the Company has complied with all governmentally mandated contact tracing requirements.

With respect to our home office employees, the Company is similarly developing a new set of protocols for implementation in the office environment.   As of June 25, 2020, the home offices in Culver City, CA, New York City, NY, Wellington, New Zealand and Melbourne, Australia have not been officially re-opened.  The home office executives and employees continue to work from home.

The COVID-19 pandemic has reduced our liquidity and, as such, our management has postponed, or reprioritized capital expenditures based on assessments of conditions and liquidity requirements during this time. Due to the continuing uncertainties relating to the effects of COVID-19, it is uncertain whether we will continue to meet our covenant requirements for the 12 months beginning March 31, 2020. We anticipate continuing to receive covenant waivers from the relevant lenders, although these waivers are not in our control and no assurances can be given that we will receive such waivers. We are required by U.S. GAAP to classify the Bank of America and NAB debt as current liabilities.

The Credit Facilities require that the Company maintain certain bank covenants. The longer the COVID-19 pandemic and associated protective measures persist, the more likely it becomes, in the absence of other actions by the Company, that it will be unable to maintain compliance with its covenants. In such an event, however, the Company expects to be able to obtain an amendment or waiver from its lenders, such as was obtained in the first quarter.

Prior to the COVID-19 pandemic, our cinema exhibition business plan had been to enhance our current cinemas where it was financially reasonable to do so; develop our specialty cinemas in select markets; expand our F&B offering, and continue on an opportunistic basis, to identify, develop, and acquire cinema properties that allow us to leverage our cinema expertise over a larger operating base. This continues to be our plan once we are able to re-open.

We continue to advance most of our real estate initiatives as these are, generally speaking, still in the planning stage and, as a result, less impacted than projects in their construction phase. We, fortunately, have only one project in a construction phase – the redevelopment of our 44 Union Square property – but even that project is substantially complete. It is more correctly, in the lease up phase. As “stay at home” restrictions in Manhattan loosened, we are seeing renewed tenant activity with respect to that project.

Our pre-COVID-19 business plan was to reassess and master-plan our Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; to continue the build-out of our Newmarket Village and Auburn ETCs in Australia; to master-plan and consider the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition, food and beverage, and grocery store uses; in Manukau/Wiri, New Zealand, to develop in concert with other major landowners, our plans for the development of the infrastructure needed to support the construction of income-producing light industrial improvements; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets.  Currently, we have determined to postpone further consideration of any redevelopment of our Cinemas 1,2,3 property until we better understand the impact of the COVID-19 pandemic on our assets and the market. However, we continue to advance the planning of our remaining projects. We continued to explore potential synergistic acquisitions that may or may not readily fall into either our cinema or real estate segments.

The success of our Company is dependent on our ability to execute these business plans effectively through our available resources (both cash and available borrowing facilities) while still timely addressing our liquidity risk.  Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due. Prior to the COVID-19 pandemic, our financial obligations arise mainly from capital expenditure needs, working capital requirements, and debt servicing requirements. We manage the liquidity risk by ensuring our ability to generate sufficient cash flows from operating activities and to obtain adequate, reasonable financing or extension of maturity dates under reasonable arrangements, and/or to convert non-performing or non-strategic assets into cash.

At March 31, 2020, our consolidated cash and cash equivalents totaled $54.9 million. Of this amount, $26.1 million, $15.1 million, and $13.7 million were held by our U.S., Australian, and New Zealand operations, respectively. Due to the impact of COVID-19, we do not intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

The changes in cash and cash equivalents for the first quarter ended March 31, 2020 and 2019 are discussed as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019	% Change
Net cash provided by (used in) operating activities	$(8,672)	$(3,842)	(>100)%
Net cash provided by (used in) investing activities	(9,804)	(12,613)	22%
Net cash provided by (used in) financing activities	60,905	15,918	>100%
Effect of exchange rate changes on cash and cash equivalents	329	57	>100%
Increase (decrease) in cash and cash equivalents	$42,758	$(480)	>100%

Operating activities

Cash used in operating activities for the first quarter ended March 31, 2020 increased by $4.8 million, to net cash used of $8.7 million primarily driven by $3.6 million lower cash inflows from operating activities as well as a $1.3 million decrease in net operating assets.

Investing activities

Cash used in investing activities during the first quarter ended March 31, 2020 decreased by $2.8 million compared to the same period in 2019, to net cash used of $9.8 million, primarily due to a decrease in our cinema refurbishment activities compared to the same period in 2019.

Financing activities

The $60.9 million net cash provided by financing activities during the first quarter ended March 31, 2020 was primarily related to $84.6 million of new borrowings, offset by $22.7 million of loan repayments.  Proceeds from these new borrowings will be primarily used towards working capital provided for ongoing operations in the U.S., Australia, and New Zealand during the COVID-19 pandemic.

On March 10, 2020, the Board increased the stock repurchase program capacity by $25.0 million and extended it to March 2, 2022. At March 31, 2020, there was $26.0 million of capacity remaining in that authorization. During the first quarter 2020, we repurchased 75,157 shares of our Class A Non-Voting Common Stock, at an average price of $8.92. In view of the need to garner our financial resources, for the foreseeable future our stock repurchase program will likely take a lower capital allocation priority.

We will continue to manage our cash, investments, and capital structure so that we are able to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.  In recent years, our treasury management has been focused on more aggressive cash management using cash balances to reduce debt.  As a result of the COVID-19 pandemic, this focus has been temporarily suspended and as shown on our balance sheet, we have and will continue to endeavor to maintain, as in earlier years, significant cash balances in our bank accounts.  Prior to the COVID-19 pandemic, we have used cash generated from operations and other excess cash, to the extent not needed for any capital investment, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. As a part of our COVID-19 planning, we have determined to maintain significant cash balances, and have accordingly fully drawn on our various bank lines.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the first quarter ended March 31, 2020 and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	March 31, 2020	2019	2018(3)	2017(2)(3)	2016(2)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$54,893	$12,135	$13,127	$13,668	$19,017
Unused borrowing facility	13,053	73,920	85,886	137,231	117,599
Restricted for capital projects(1)	13,053	13,952	30,318	62,280	62,024
Unrestricted capacity	—	59,968	55,568	74,951	55,575
Total resources at period end	67,946	86,055	99,013	150,899	136,616
Total unrestricted resources at period end	54,893	72,103	68,695	88,619	74,592
Debt-to-Equity Ratio
Total contractual facility	$276,053	$283,138	$252,929	$271,732	$266,134
Total debt (gross of deferred financing costs)	263,000	209,218	167,043	134,501	148,535
Current	171,426	37,380	30,393	8,109	567
Non-current	91,574	171,838	136,650	126,392	147,968
Finance lease liabilities	162	209	—	—	—
Total book equity	117,400	139,616	179,979	181,382	146,890
Debt-to-equity ratio	2.24	1.50	0.93	0.74	1.01
Changes in Working Capital
Working capital (deficit)(4)	$(163,715)	$(84,138)	$(56,047)	$(47,294)	$6,655
Current ratio	0.30	0.24	0.35	0.41	1.10
Capital Expenditures (including acquisitions)	$9,804	$47,722	$56,827	$76,708	$49,166

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

(3)

See Note 2 – Summary Accounting Policies – Prior Period Financial Statements Correction of Immaterial Errors of the 2019 Form 10-K for the prior period adjustments for accounting for accrued sale tax deemed not material.

(4)

Typically, our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2020:

(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$37,554	$846	$24,260	$161,019	$293	$7,911	$231,883
Operating leases, including imputed interest	22,780	30,780	30,806	30,145	28,357	153,957	296,825
Finance leases, including imputed interest	54	51	42	28	—	—	175
Subordinated debt(1)	485	676	711	747	585	27,913	31,117
Pension liability	513	684	684	684	684	1,801	5,050
Estimated interest on debt (2)	7,713	7,709	7,573	5,565	1,966	4,678	35,204
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$69,099	$46,646	$64,076	$198,188	$31,885	$196,260	$606,154

(1)	Information is presented gross of deferred financing costs.
(2)	Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.
(3)	Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.

Refer to Note 14 – Commitments and Contingencies for additional information.

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

Please refer to Item 3 – Legal Proceedings in our 2019 Form 10-K for more information. There have been no material changes to our litigation since our 2019 Form 10-K, except as set forth in Note 14 – Commitments and Contingencies in the accompanying consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

See Note 14 – Commitments and Contingencies to the Consolidated Financial Statements included herein on this report, there are no off-balance sheet arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended March 31, 2020.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the first quarter ended March 31, 2020.

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
2020
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

FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995, including those related to the expected timing of the re-opening of our cinemas and theatres and the completion and opening of the 44 Union Square project in New York City, including an issuance of a core and shell temporary certificate of occupancy thereof; our belief regarding the attractiveness of the 44 Union Square project to potential tenants; the expected timing of our launching our limited online F&B ordering for our cinema circuits in the U.S., Australia, and New Zealand; our expectations regarding the commencement of rental income on our office building; our expectations regarding the resiliency of the industrial property sector in New Zealand; our expectations regarding our stock repurchase program; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds. Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared.  No guarantees can be given that our expectation will in fact be realized, in whole or in part.  You can recognize these statements by our use of words, such as “may,” “will,” “expect,” “believe,” and “anticipate” or other similar terminology.

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

Among the risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•	with respect to our cinema operations:
•

the adverse impact of the COVID-19 pandemic which resulted in the temporary shutdown of our global theaters beginning in March 2020, and the adverse effects such pandemic may continue to have on our anticipated cinema re-opening dates and on the dates that public performances will resume in our live theatres in New York City and Chicago;

•	the adverse effects of the COVID-19 pandemic on the Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;
•	the adverse impact of the COVID-19 pandemic on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;
•

the decrease in attendance at our cinemas and theatres after they have re-opened due to (i) continued safety and health concerns, (ii) a change in consumer behavior in favor of alternative forms of entertainment, or (iii) additional regulatory requirements limiting our seating capacity;

•	reduction in operating margins (or negative operating margins) due to the implementation of social distancing and other health and safety protocols;
•	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our facilities;
•	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or to otherwise conduct work under any revised work environment protocols;
•	the adverse impact that the COVID-19 pandemic may have on the national and global macroeconomic environment;
•	competition from cinema operators who have successfully used debtor laws to reduce their debt and/or rent exposure;
•	the uncertainty as to the scope and extent of government responses to the COVID-19 pandemic;
•

the disruptions or reductions in the utilization of entertainment, shopping, and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus, or to changing consumer tastes and habits;

•	the number and attractiveness to moviegoers of the films released in future periods, and potential changes in release dates for motion pictures;
•	the lack of availability of films in the short- or long-term as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production;
•	the amount of money spent by film distributors to promote their motion pictures;
•	the licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;

•

the comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in an outside-the-home environment;

•

the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology, such as, streaming, cable, satellite broadcast, Blu-ray/DVD rentals and sales, and so called “movies on demand”;

•	the impact of certain competitors’ subscription or advance pay programs;
•	the cost and impact of improvements to our cinemas, such as improved seating, enhanced food and beverage offerings, and other improvements;
•	the ability to negotiate favorable rent payment terms with our landlords;
•	disruptions during theater improvements;
•	the extent to, and the efficiency with, which we are able to integrate acquisitions of cinema circuits with our existing operations;
•	in the U.S., the impact of any termination of the so called “Paramount Decree;”
•	the risk of damage and/or disruption of cinema businesses from earthquakes as certain of our operations are in geologically active areas; and
•	the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies, and the spread of COVID-19.
•	with respect to our real estate development and operation activities:
•	the impact of the COVID-19 pandemic may continue to affect many of our tenants at our real estate operations in Australia and New Zealand, their ability to pay rent, and to stay in business;
•	the impact of the COVID-19 pandemic on our construction projects and on our ability to open construction sites and to secure needed labor and materials;
•	uncertainty as to governmental responses to COVID-19;
•	the potential sale of certain non-core real estate assets;
•	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;
•	the ability to negotiate and execute lease agreements with material tenants;
•	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;
•	the risks and uncertainties associated with real estate development;
•	the availability and cost of labor and materials;
•	the ability to obtain all permits to construct improvements;
•	the ability to finance improvements;
•	the disruptions to our business from construction and/or renovations;
•	the possibility of construction delays, work stoppage, and material shortage;
•	competition for development sites and tenants;
•	environmental remediation issues;
•	the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;
•	the increased depreciation and amortization expense as construction projects transition to leased real property;
•	the ability to negotiate and execute joint venture opportunities and relationships;
•	the risk of damage and/or disruption of real estate businesses from earthquakes as certain of our operations are in geologically active areas;
•

the disruptions or reductions in the utilization of entertainment, shopping and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus, or to changing consumer tastes and habits; and

•	the impact of protests, demonstrations, and civil unrest on government policy, consumer willingness to visit shopping centers, and the spread of COVID-19, among other things.
•

with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•	our ability to renew, extend, renegotiate or replace our loans that mature in 2020;
•	our ability to grow our Company and provide value to our stockholders;
•

our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital, and our ability to borrow funds to help cover the cessation of cash flows we are experiencing during the COVID-19 pandemic;

•	our ability to reallocate funds among jurisdictions to meet short-term liquidity needs;

•

expenses, management and Board distraction, and other effects of the litigation efforts mounted by James Cotter, Jr. against the Company, including his efforts to cause a sale of voting control of the Company;

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

•

our exposure from time to time to legal claims and to uninsurable risks, such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems, and class actions and private attorney general wage and hour and/or safe work place based claims;

•	our exposure to cybersecurity risks, including misappropriation of customer information or other breaches of information security;
•	the impact of major outbreaks of contagious diseases, such as COVID-19;
•	the availability of employees and/or their ability or willingness to conduct work under any revised work environment protocols;
•

the increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by theater and entertainment-themed center (“ETC”) closures;

•

our ability to generate significant cash flow from operations if our theaters and/or ETCs continue to experience demand at levels significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;

•	our ability to comply with credit facility covenants and our ability to obtain necessary covenant waivers and necessary credit facility amendments;
•	changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and
•	changes in applicable accounting policies and practices.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, earthquakes, pandemics, such as COVID-19, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Item 1A - Risk Factors – of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risk factors set forth in any other filings made under the Securities Act of 1934, as amended, including any of our Quarterly Reports on Form 10-Q, for more information.

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

At March 31, 2020, approximately 33% and 11% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $28.8 million in cash and cash equivalents.  At December 31, 2019, approximately 37% and 10% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $4.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had an effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an decrease of $15.7 million for the first quarter ended March 31, 2020.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. However, in recent periods, due in large part to the impact of the COVID-19 pandemic, we have needed to use Australian funds to cover our U.S. public company overhead. The weakening Australian and New Zealand currencies will adversely impact our ability to rely on such funding for ongoing support.

In 2007, we issued subordinated Trust Preferred Securities denominated in US Dollars, and substantially deployed those funds in our New Zealand subsidiaries, thus exposing approximately 59% of New Zealand assets to currency risk. Those funds were returned to the U.S. parent company permanently and in full during 2019, and the New Zealand subsidiaries were released from liability under the Securities. Presently, we have no plans to make new borrowings in currencies other than the local currency.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2020 and December 31, 2019, the balance of cumulative foreign currency translation adjustments were approximately ($7.6) million loss and $8.1 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition. The negative spread between our borrowing costs and earned interest will exacerbate as we hold cash to provide a safety net to meet our expenses while our cinema operations are closed and our tenant income curtailed.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $357,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, we concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this Quarterly Report on Form 10-Q.

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”)  in June, 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant:   James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V.  Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company.   Cotter, Jr. has appealed both judgements.   Our application for attorney’s fees was denied, and we have appealed that determination. The issues on appeal are currently being briefed.   No date for oral argument has been set.   It is unlikely that any hearing will be held this year. As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company.  During 2019, out-of-pocket third-party costs in the amount of approximately $925,000 were incurred by our Company in defending against these claims.  For the first quarter ended March 31, 2020, an additional $105,000 had been expensed, relating principally to the preparation of appellate briefs with respect to the Derivative Litigation.

Employment Litigation

The Company is currently involved in two California employment matters which include substantially overlapping wage and hour claims: Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint” respectively) and Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint” respectively).  Brown v. RC was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019.  These lawsuits seek damages, and attorneys’ fees, relating to alleged violations of California labor laws relating to meal periods, rest periods, reporting time pay, unpaid wages, timely pay upon termination and wage statements violations.  Wagner v. CEI was filed as a discrimination and retaliation lawsuit in June 2019.  The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint. On March 6, 2020, Wagner filed a purported class action in the Superior Court of California, County of San Diego, again covering basically the same allegations as set forth in the Brown Class Action Complaint, and titled Peter M. Wagner, an individual, on behalf of himself and all others similarly situated vs. Reading International, Inc., Consolidated Entertainment, Inc. and Does 1 through 25, Case No. 37-2020-000127-CU-OE-CTL (the “Wagner Class Action”). Neither plaintiff has specified the amount of damages sought.

The Company is investigating and intends to vigorously defend the allegations of the Brown Class Action Complaint, the Wagner Individual Complaint,  the Wagner PAGA Claim and the Wagner Class Action Complaint. In addition, we have denied that a PAGA representative action is appropriate.  These matters are in their early stages, and the putative class actions have not been certified.  As these cases are in early stages, the Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, the Company believes that its potential liability with respect to such matters is not material to its overall financial position, results of operations and cash flows.  Accordingly, the Company has not established a reserve for loss in connection with these matters.

For further details on our legal proceedings, please refer to Item 3, Legal Proceedings, contained in our 2019 Form 10-K.

Item 1A – Risk Factors

The COVID-19 pandemic has had and may continue to have adverse effects on the Company’s theater and real estate properties businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service the Company’s existing and future indebtedness, some of which may be significant.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the periods covered by this report.

The following table summarizes our repurchases under the March 2, 2017, stock repurchase program through to March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of our Stock Buy-Back Program	Approximate Dollar Value of Shares that may yet be Purchased under the Stock Buy-Back Program
March 2017	41,899	$15.99	41,899	$49,330,149
May 2017	98,816	$15.78	98,816	$47,771,316
June 2017	70,234	$16.39	70,234	$46,620,212
August 2017	160,489	$15.82	160,489	$44,081,288
September 2017	31,718	$15.77	31,718	$43,581,038
December 2017	6,567	$16.01	6,567	$43,475,900
February 2018	8,500	$16.98	8,500	$43,331,570
March 2018	10,138	$16.99	10,138	$43,159,364
April 2018	5,000	$16.12	5,000	$43,078,764
December 2018	125,700	$15.24	125,700	$41,162,530
March 2019	566	$16.08	566	$41,153,428
April 2019	571	$16.27	571	$41,144,138
May 2019	36,100	$13.77	36,100	$40,647,161
June 2019	159,718	$13.22	159,718	$38,536,173
July 2019	62,748	$13.11	62,748	$37,713,393
August 2019	121,291	$12.15	121,291	$36,239,921
September 2019	475,569	$13.43	475,569	$29,851,836
October 2019	—	$—	—	$29,851,836
November 2019	34,255	$10.86	34,255	$29,479,734
December 2019	267,783	$10.52	267,783	$26,661,972
January 2020	25,157	$11.07	25,157	$26,383,406
February 2020	10,000	$9.12	10,000	$26,292,206
March 2020	40,000	$7.51	40,000	$25,991,806

Total	1,792,819	$13.39	1,792,819	$25,991,806

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 16 – Equity and Stock-Based Compensation to our Consolidated Financial Statements.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

10.1*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Employees/Executive Officers/Contractors), filed herewith.
10.2*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors), filed herewith.
10.3*	Form of Stock Option Agreement (Non-Directors), filed herewith.
10.4*	Form of Indemnification Agreement, filed herewith.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

 ____________________

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: June 25, 2020

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: June 25, 2020

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer