Form 10-Q
period 2020-06-30
READING INTERNATIONAL INC
filed 2020-08-10
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-8625

READING INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification Number)
5995 Sepulveda Boulevard, Suite 300 Culver City, CA (Address of principal executive offices)	90230 (Zip Code)

Registrant’s telephone number, including area code: (213) 235-2240

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	RDI	NASDAQ
Class B Voting Common Stock, $0.01 par value	RDIB	NASDAQ

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2020, there were 20,067,635 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$40,364	$12,135
Receivables	3,255	7,085
Inventory	1,204	1,674
Prepaid and other current assets	12,630	6,105
Total current assets	57,453	26,999
Operating property, net	247,330	258,138
Operating lease right-of-use assets	217,692	229,879
Investment and development property, net	119,667	114,024
Investment in unconsolidated joint ventures	4,556	5,069
Goodwill	26,008	26,448
Intangible assets, net	4,549	4,320
Deferred tax asset, net	3,386	3,444
Other assets	7,109	6,668
Total assets	$687,750	$674,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$28,179	$29,436
Film rent payable	1,551	8,716
Debt - current portion	40,331	36,736
Subordinated debt - current portion	644	644
Derivative financial instruments - current portion	218	109
Taxes payable - current	1,855	140
Deferred current revenue	9,128	11,324
Operating lease liabilities - current portion	21,091	20,379
Other current liabilities	9,400	3,653
Total current liabilities	112,397	111,137
Debt - long-term portion	203,650	140,602
Derivative financial instruments - non-current portion	329	233
Subordinated debt, net	28,796	29,030
Noncurrent tax liabilities	12,697	12,353
Operating lease liabilities - non-current portion	210,560	223,164
Other liabilities	13,735	18,854
Total liabilities	582,164	535,373
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,003,745 issued and 20,067,635 outstanding at June 30, 2020 and 32,963,489 issued and 20,102,535 outstanding at December 31, 2019	231	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2020 and December 31, 2019	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	149,266	148,602
Retained earnings/(deficits)	(7,930)	20,647
Treasury shares	(40,407)	(39,737)
Accumulated other comprehensive income	417	5,589
Total Reading International, Inc. stockholders’ equity	101,594	135,349
Noncontrolling interests	3,992	4,267
Total stockholders’ equity	105,586	139,616
Total liabilities and stockholders’ equity	$687,750	$674,989

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Cinema	$1,217	72,296	$47,527	$130,223
Real estate	2,205	3,713	5,123	7,278
Total revenue	3,422	76,009	52,650	137,501
Costs and expenses
Cinema	(13,660)	(56,235)	(55,952)	(104,564)
Real estate	(1,589)	(2,438)	(4,349)	(4,883)
Depreciation and amortization	(5,266)	(5,572)	(10,537)	(11,166)
General and administrative	(5,102)	(6,034)	(11,047)	(12,518)
Total costs and expenses	(25,617)	(70,279)	(81,885)	(133,131)
Operating income (loss)	(22,195)	5,730	(29,235)	4,370
Interest expense, net	(2,004)	(2,204)	(3,797)	(4,054)
Other income (expense)	19	71	(196)	50
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(24,180)	3,597	(33,228)	366
Equity earnings of unconsolidated joint ventures	(274)	327	(195)	361
Income (loss) before income taxes	(24,454)	3,924	(33,423)	727
Income tax benefit (expense)	1,567	(1,630)	4,580	(573)
Net income (loss)	$(22,887)	$2,294	$(28,843)	$154
Less: net income (loss) attributable to noncontrolling interests	(185)	(37)	(266)	(53)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(22,702)	2,331	$(28,577)	$207
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(1.04)	0.10	$(1.31)	$0.01
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(1.04)	0.10	$(1.31)	$0.01
Weighted average number of shares outstanding–basic	21,742,667	22,894,083	21,749,356	22,901,764
Weighted average number of shares outstanding–diluted	22,095,136	23,059,733	22,102,215	23,074,673

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(22,887)	$2,294	$(28,843)	$154
Foreign currency translation gain (loss)	10,655	(2,279)	(5,051)	(753)
Gain (loss) on cash flow hedges	10	(122)	(205)	(191)
Other	51	55	84	108
Comprehensive income (loss)	(12,171)	(52)	(34,015)	(682)
Less: net income (loss) attributable to noncontrolling interests	(185)	(37)	(266)	(53)
Less: comprehensive income (loss) attributable to noncontrolling interests	(9)	(1)	(9)	—
Comprehensive income (loss) attributable to Reading International, Inc.	$(11,977)	(14)	$(33,740)	$(629)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities
Net income (loss)	$(28,843)	$154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	195	(361)
Distributions of earnings from unconsolidated joint ventures	229	537
Amortization of operating leases	10,244	10,823
Amortization of finance leases	64	82
Change in operating lease liabilities	(9,894)	(10,381)
Interest on hedged derivatives	—	(1)
Change in net deferred tax assets	—	(69)
Depreciation and amortization	10,537	11,166
Other amortization	401	717
Stock based compensation expense	704	680
Net changes in operating assets and liabilities:		—
Receivables	3,724	(1,325)
Prepaid and other assets	(5,773)	(2,477)
Payments for accrued pension	(342)	(342)
Accounts payable and accrued expenses	1,300	(3,282)
Film rent payable	(6,953)	(415)
Taxes payable	1,707	(1,183)
Deferred revenue and other liabilities	(426)	(1,265)
Net cash provided by (used in) operating activities	(23,126)	3,058
Investing Activities
Insurance recoveries relating to property damage and demolition costs	—	169
Purchases of and additions to operating and investment properties	(13,948)	(23,227)
Acquisition of business combinations	—	(1,380)
Change in restricted cash	—	473
Contributions to unconsolidated joint ventures	(63)	—
Net cash provided by (used in) investing activities	(14,011)	(23,965)
Financing Activities
Repayment of long-term borrowings	(22,311)	(14,945)
Repayment of finance lease principal	(62)	(80)
Proceeds from borrowings	87,206	34,703
Capitalized borrowing costs	(649)	(257)
Repurchase of Class A Nonvoting Common Stock	(989)	(2,631)
(Cash paid) proceeds from the settlement of employee share transactions	(40)	(290)
Noncontrolling interest contributions	—	27
Noncontrolling interest distributions	—	(42)
Net cash provided by (used in) financing activities	63,155	16,485
Effect of exchange rate changes on cash and cash equivalents	2,211	(189)
Net increase (decrease) in cash and cash equivalents	28,229	(4,611)
Cash and cash equivalents at January 1	12,135	13,127
Cash and cash equivalents at June 30	$40,364	$8,516
Supplemental Disclosures
Interest paid	$4,837	$4,974
Income taxes paid	439	3,783
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,760	4,482

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Business and Segment Reporting

The Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading,” and “we,” “us,” or “our”) was incorporated in 1999. Our businesses consist primarily of:

•the development, ownership, and operation of multiplex cinemas in the United States, Australia, and New Zealand; and,

•the development, ownership, operation and/or rental of retail, commercial and live venue real estate assets in the United States, Australia, and New Zealand.

Business Segments

Reported below are the operating segments of the Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of the Company. As part of our real estate activities, we hold undeveloped land in urban and suburban centers in the United States, Australia, and New Zealand.

The table below summarizes the results of operations for each of our business segments for the quarter and six months ended June 30, 2020 and 2019, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Revenue:
Cinema exhibition	$1,217	$72,296	$47,527	$130,223
Real estate	2,303	5,564	6,905	10,994
Inter-segment elimination	(98)	(1,851)	(1,782)	(3,716)
	$3,422	$76,009	$52,650	$137,501
Segment operating income (loss):
Cinema exhibition	$(17,254)	$9,182	$(19,908)	$11,767
Real estate	(807)	1,345	(620)	2,502
	$(18,061)	$10,527	$(20,528)	$14,269

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Segment operating income (loss)	$(18,061)	$10,527	$(20,528)	$14,269
Unallocated corporate expense
Depreciation and amortization expense	(227)	(127)	(419)	(188)
General and administrative expense	(3,907)	(4,670)	(8,288)	(9,710)
Interest expense, net	(2,004)	(2,204)	(3,797)	(4,055)
Equity earnings of unconsolidated joint ventures	(274)	327	(195)	361
Other income (expense)	19	71	(196)	50
Income (loss) before income tax expense	$(24,454)	$3,924	$(33,423)	$727

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

Operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recently Adopted and Issued Accounting Pronouncements

Adopted:

1)On April 8, 2020, the FASB released FASB Staff Q&A Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. This provides optional relief when accounting for modifications to leases obtained as a result of COVID-19 which otherwise would have required full modification assessment under ASC 842. Where we have obtained rent concessions from our landlords, or provided concessions to our tenants, we have elected not to perform the standard Topic 842 modification evaluation where the concession does not result in the total consideration required by the contract being substantially less than the total consideration originally required by the contract. Under the guidance, where we have received or provided deferrals of rent, we have recorded the deferrals as receivables or payables, and where we have received or provided abatements, we have recorded these as variable rents in the consolidated statements of income.

2)On January 1, 2020, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. Adoption of this standard has no material effect on our consolidated financial statements.

3)On January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This new guidance replaces the incurred loss impairment methodology under prior GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We have no history of significant bad debt losses and as such adoption of this standard has no material effect on our consolidated financial statements.

4)On January 1, 2019, we adopted ASU 2016-02 Leases (Topic 842) using the current adjustment method. We recognized the cumulative effect of initially applying the new leasing standard as an adjustment to the opening balance of retained earnings. The comparative information was not restated. Adoption of this standard has no material effect on our consolidated financial statements.

Issued:

❖ASUs Effective 2020 and Beyond

1)In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASC 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements.

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

Consolidated Statements of Operations:

	Quarter Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cinema revenue	$72,383	(87)	72,296	$130,368	(145)	130,223
Total revenue	76,096	(87)	76,009	137,646	(145)	137,501
Operating income (loss)	5,817	(87)	5,730	4,515	(145)	4,370
Income (loss) before income taxes	4,011	(87)	3,924	872	(145)	727
Income tax (expense) benefit	(1,654)	24	(1,630)	(612)	39	(573)
Net income (loss)	2,357	(63)	2,294	260	(106)	154
Net income (loss) attributable to Reading International, Inc. common shareholders	2,394	(63)	2,331	313	(106)	207

Basic earnings (loss) per share	$0.10	(0.00)	0.10	$0.01	(0.00)	0.01
Diluted earnings (loss) per share	0.10	(0.00)	0.10	0.01	(0.00)	0.01

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2019	$180,547	$(568)	$179,979
Net income (loss) attributable to Reading International, Inc. common shareholders	260	(106)	154
Equity at June 30, 2019	177,697	(674)	177,023

Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2019
(Dollars in thousands)	As Reported	Adjustment	As Revised
Net income (loss)	$260	$(106)	$154
Change in net deferred tax assets	(30)	(39)	(69)
Accounts payable and accrued expenses	(3,427)	145	(3,282)
Net cash provided by operating activities	3,058	—	3,058

Note 3 – Impact of COVID-19 Pandemic and Liquidity

On March 11, 2020, the World Health Organization (“WHO”) declared the novel coronavirus, COVID-19, a global pandemic. Following the date of this declaration, a number of jurisdictions imposed various restrictions on “non-essential” activities. In the jurisdictions in which we operate, these restrictions typically included closure of all business deemed “non-essential” (including movie-theaters and most other indoor forms of entertainment), and that all “non-essential” workers, and all members of the public, remain in their homes. As a result, beginning in March 2020 and continuing through and beyond the end of the first quarter of 2020, we temporarily closed all of our live theatres and cinema operations in the U.S., Australia and New Zealand. Operating restrictions adopted in Australia and New Zealand also affected, and to varying degrees continue to affect, many of our tenants at our retail shopping centers. While most of these tenants have, to date, remained open for trading, we have in many cases agreed to rent abatements or deferrals.

In second quarter of 2020, several jurisdictions began relaxing COVID-19 restrictions, but principally due to pressure on their economies, rather than material containment of COVID-19. Conversely, certain jurisdictions are to varying degrees reinstating their lockdowns due to the resurgence of COVID-19, while others are continuing to remove or lessen restrictions. The current uncertainty resulting from these differing approaches, and the local and global affects that these may have, is expected to continue until the COVID-19 spread is considered materially contained. There is no reliable estimate as to when this will be.

Cinema Segment Impact

As of June 3, 2020, we had re-opened all of the cinemas in our New Zealand circuit except for our Reading Cinemas at Courtenay Central (which continues to be closed due to seismic concerns), with social distancing measures in place. These government imposed social distancing requirements were discontinued in New Zealand on June 8, 2020. Throughout June and July, 2020, we re-opened all of our Australia circuit with social distancing measures in place, but as the state of Victoria went from partial lockdown to full lockdown on August 5, 2020, all of our seven cinemas in that state were required to close. This lockdown is currently scheduled to end on September 15, 2020, but no assurances can be given regarding this timing and no precise date for cinema re-opening can be determined with respect to this state. Our U.S. cinema circuits have not re-opened since the beginning of their temporary closures, and while we have taken steps to prepare for re-opening, the date of any re-opening has not yet been finally determined.

Our decisions to re-open, and whether to remain open, will be impacted by a variety of considerations including movie availability, customer demand, and safety considerations relative to our staff and customers, as well as by applicable governmental mandates.

Real Estate Segment Impact

Substantially all of our tenants in our Australian real estate business are currently open for trading. We have, to varying degrees, supported certain tenants with rent abatements and deferrals, and may continue to do so until we believe that such tenants are in the position to fully perform their obligations despite COVID-19 impacts.

Liquidity Impact

The repercussions of COVID-19 resulted in a significant decrease in the Company’s revenues and earnings in the first six months of 2020. The closure of our cinemas resulted in effectively no revenue in the second quarter of 2020, and during the period in which our cinemas are closed, we will continue to experience significantly lower revenues and earnings. Our cinema operations will continue to generate effectively no revenue while they are closed to the public, and their revenue generating capabilities when open are dependent upon a number of factors including the timing and quality of new film product, governmental mandates regarding social distancing, customer density and hours of operation, and customer behavior and willingness to spend discretionary income on movie-going. With regards to our real estate operations, while all of our Australian real estate tenants are currently trading (other than certain tenants who have closed for reasons unrelated to COVID-19), our real estate revenue and earnings may continue to be affected by any support that we may deem necessary to provide to certain tenants through incremental rent relief measures.

As a direct result of the impacts of COVID-19, we have renegotiated certain financial covenant modifications with the applicable lenders. These modifications permit us to classify the relevant debt instruments as long term and are further discussed below in Note 11 – Debt.

As of June 30, 2020, the Company had negative working capital of $54.9 million. In response to the uncertainties associated with COVID-19, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, reducing employee hours and deferring all non-essential capital expenditures to minimum levels. The Company has successfully negotiated rent abatements and deferrals with substantially all of its landlords and continues to pursue additional concessions. The Company has also successfully secured access to government wage subsidy programs in Australia and New Zealand, programs which currently expire on September 25, 2020 and August 20, 2020, respectively. The Company continues to review various programs offered by governmental agencies in the jurisdictions where it operates as those programs are further defined or revised, but there can be no guarantee that the Company will qualify for any such programs or, even if it does qualify, the degree that it may be successful in its applications for such support. As of June 30, 2020, management had drawn down in full the operating debt facilities available to the Company and is currently reviewing the potential sale of certain non-core real estate assets or the use of our unencumbered properties to provide collateral to support current or new financings in order to meet future liquidity demands.

Impairment Considerations

The Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. The Company performed a quantitative recoverability test of the carrying values of all of its asset groups. The Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and determined that there was no impairment as of June 30, 2020. The cash flow estimates used in this review are consistent with budgetary revisions performed by management in response to COVID-19. The realization of these forecasts is dependent on a number of variables and conditions, many of which are due to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

The Company considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. The Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of June 30, 2020. The test was performed at reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19. The realization of these forecasts is dependent on a number of variables and conditions, many of which are due to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expense of those foreign operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2020. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

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

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
	June 30, 2020		December 31, 2019	June 30, 2019
Spot Rate
Australian Dollar	0.6893		0.7030	0.7009
New Zealand Dollar	0.6446		0.6745	0.6711
Average Rate
Australian Dollar	0.6576	0.6577	0.6954	0.7001	0.7062
New Zealand Dollar	0.6183	0.6266	0.6593	0.6626	0.6721

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to RDI common stockholders	$(22,702)	$2,331	$(28,577)	$207
Denominator:
Weighted average number of common stock – basic	21,742,667	22,894,083	21,749,356	22,901,764
Weighted average dilutive impact of awards	352,469	165,650	352,859	172,909
Weighted average number of common stock – diluted	22,095,136	23,059,733	22,102,215	23,074,673
Basic earnings (loss) per share attributable to RDI common stockholders	$(1.04)	$0.10	$(1.31)	$0.01
Diluted earnings (loss) per share attributable to RDI common stockholders	$(1.04)	$0.10	$(1.31)	$0.01
Awards excluded from diluted earnings (loss) per share	678,377	516,010	703,377	516,010

Our weighted average number of common stock - basic decreased, primarily as a result of the repurchase of shares of Class A Non-Voting Common Stock pursuant to our current stock repurchase program offset by the vesting of restricted stock units. During the first six months of 2020, we repurchased 75,157 shares of Class A Non-Voting Common Stock at an average price of $8.92 per share. All purchases occurred in the first quarter of 2020.

Note 6 – Property and Equipment

Operating Property, net

As of June 30, 2020, and December 31, 2019, property associated with our operating activities is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Land	$72,791	$75,663
Building and improvements	145,769	149,852
Leasehold improvements	57,110	56,912
Fixtures and equipment	184,814	186,949
Construction-in-progress	10,689	5,484
Total cost	471,173	474,860
Less: accumulated depreciation	(223,843)	(216,722)
Operating property, net	$247,330	$258,138

Depreciation expense for operating property was $5.0 million and $10.2 million for the quarter and six months ended June 30, 2020 respectively and $5.4 million and $10.8 million for the quarter and six months ended June 30, 2019.

Investment and Development Property, net

As of June 30, 2020, and December 31, 2019, our investment and development property is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Land	$25,628	$24,446
Building	1,900	1,900
Construction-in-progress (including capitalized interest)	92,139	87,678
Investment and development property	$119,667	$114,024

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2020 are shown below:

(Dollars in thousands)	Balance, December 31, 2019	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, June 30, 2020
Union Square development	$81,934	$4,468	$—	$—	$86,402
Courtenay Central development	6,364	419	—	(272)	6,511
Cinema developments and improvements	3,032	5,646	(1,071)	46	7,653
Other real estate projects	1,832	1,001	(537)	(34)	2,262
Total	$93,162	$11,534	$(1,608)	$(260)	$102,828

(1)Includes capitalized interest of $0.8 million and $1.7 million for the quarter and six months ended June 30, 2020.

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

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2020 and December 31, 2019:

		June 30,	December 31,
(Dollars in thousands)	Interest	2020	2019
Rialto Cinemas	50.0%	$1,041	$1,175
Mt. Gravatt	33.3%	3,515	3,894
Total investments		$4,556	$5,069

For the quarter and six months ended June 30, 2020 and 2019, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Rialto Cinemas	$(95)	$71	$(109)	$14
Mt. Gravatt	(179)	256	(86)	347
Total equity earnings	$(274)	$327	$(195)	$361

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2019	$21,224	$5,224	$26,448
Change in goodwill due to a purchase of a business combination	120	—	120
Foreign currency translation adjustment	(560)	—	(560)
Balance at June 30, 2020	$20,784	$5,224	$26,008

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. The Company has performed an interim goodwill assessment as described in Note 3 – Impact of COVID-19 Pandemic and Liquidity. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2020. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2020, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,241	$9,062	$4,711	$26,014
Less: Accumulated amortization	(10,161)	(7,224)	(4,080)	(21,465)
Net intangible assets other than goodwill	$2,080	$1,838	$631	$4,549

	As of December 31, 2019
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$15,048	$7,258	$3,145	$25,451
Less: Accumulated amortization	(14,496)	(5,449)	(1,186)	(21,131)
Net intangible assets other than goodwill	$552	$1,809	$1,959	$4,320

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2020.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beneficial lease amortization	$25	$85	$50	$164
Other amortization	229	104	306	205
Total intangible assets amortization	$254	$189	$356	$369

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Prepaid and other current assets
Prepaid expenses	$2,689	$2,163
Prepaid rent	281	1,093
Prepaid taxes	2,220	912
Income taxes receivable	7,162	1,669
Deposits	245	214
Investment in marketable securities	26	47
Restricted cash	7	7
Total prepaid and other current assets	$12,630	$6,105
Other non-current assets
Straight-line rent	5,129	4,689
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	8	7
Total other non-current assets	$7,109	$6,668

Note 10 – Income Taxes

The U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to provide, among other things, tax relief to companies impacted by the COVID-19 pandemic. The CARES Act includes, among other items, provisions for net operating loss carryback, modifications to the business interest expense deduction, a technical correction to tax depreciation methods for qualified improvement property, and alternative minimum tax credit refunds. During the quarter ended March 31, 2020, we recorded a tax benefit of $3.6 million arising from the carryback of the net operating loss generated in the taxable year ended December 31, 2019.

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credit. Our effective tax rate was 13.7% and 78.8% for the six months ended June 30, 2020 and 2019, respectively.  The change between 2020 and 2019 is primarily related to tax benefits from the carryback of the Company’s 2019 net operating loss, as the result of the CARES Act, to 2015 and 2016 tax years where the federal tax rate was 35%, offset by increase in valuation allowance in 2020.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Debt

The Company’s borrowings at June 30, 2020 and December 31, 2019, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2020
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,395	4.76%	4.76%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	55,000	54,906	3.18%	3.18%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	5,000	5,000	3.18%	3.18%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	24,907	24,907	24,498	4.25%	4.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,900	2.22%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,199	9,199	9,100	4.64% / 4.44%	4.61%
Purchase Money Promissory Note (USA)	September 18, 2024	3,045	3,045	3,045	5.00%	5.00%
Union Square Construction Financing (USA)	December 29, 2020	50,000	39,506	39,396	5.50%	5.50%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	82,716	82,716	82,553	1.29%	1.29%
Westpac Bank Corporate (NZ)	December 31, 2023	20,627	20,627	20,628	2.30%	2.30%
		$286,407	$275,913	$273,421

(1)Net of deferred financing costs amounting to $2.5 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)

The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2020.

	As of December 31, 2019
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,311	5.94%	5.94%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	33,500	33,445	4.80%	4.80%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	—	—	4.80%	4.80%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	18,658	18,658	18,532	3.25%	3.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,887	3.74%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,260	9,260	9,153	4.64% / 4.44%	4.64%
Union Square Construction Financing (USA)	December 29, 2020	50,000	36,048	36,035	6.02%	6.02%
Purchase Money Promissory Note (USA)	September 18, 2024	3,363	3,363	3,363	5.00%	5.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	84,360	65,731	65,541	1.77%	1.77%
Westpac Bank Corporate (NZ)	December 31, 2023	21,584	6,745	6,745	3.05%	3.05%
Total		$283,138	$209,218	$207,012

(1)Net of deferred financing costs amounting to $2.2 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2019.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	June 30,	December 31,
Balance Sheet Caption	2020	2019
Debt - current portion	$40,331	$36,736
Debt - long-term portion	203,650	140,602
Subordinated debt - current portion	644	644
Subordinated debt - long-term portion	28,796	29,030
Total borrowings	$273,421	$207,012

Impact of COVID-19

As a result of the impact of COVID-19, we have obtained certain modifications to our loan agreements with the Bank of America, National Australia Bank and Westpac for the quarter ended June 30, 2020. These loan modifications included changes to some of the covenant compliance terms and waivers to certain covenant testing periods for these lenders. We currently have no covenant breaches to which loan modifications or waivers to the covenant testing periods have not been obtained.

Bank of America Credit Facility

On March 6, 2020, we amended our $55.0 million credit facility with Bank of America extending the maturity date to March 6, 2023. The refinanced facility carries an interest rate of 2.5% - 3.0%, depending on certain financial ratios plus a variable rate based on the loan defined “Eurodollar” interest rate.

On August 7, 2020, we modified certain financial covenants within this credit facility and temporarily suspended the testing of certain other covenant tests through measurement period ending September 30, 2021. The testing of the financial covenant resumes for measurement period ending December 31, 2021. In addition to the covenant modifications, the interest rate on borrowings under this facility was fixed at 3.0% above the “Eurodollar” rate, which itself now has a floor of 1.0%. Such a modification was not considered to be substantial under U.S. GAAP.

Bank of America Line of Credit

On March 6, 2020, the term of our $5.0 million line of credit was extended to March 6, 2023. On August 7, 2020 we modified the interest rate on this line of credit, wherein the LIBOR portion of the rate now has a floor of 1.0%.

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

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten year $8.4 million mortgage loan on our new Culver City Corporate Headquarters at a fixed annual interest rate of 4.64%. This loan provided for a second loan upon completion of certain improvements. On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $20.0 million term loan with Valley National Bank with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022 with two six month options to extend.

Purchase Money Promissory Note

On September 18, 2019, we purchased for $5.5 million 407,000 Company Class A shares in a privately negotiated transaction under our Share Repurchase Program. Of this amount, $3.5 million was paid by the issuance of a Purchase Money Promissory Note, which bears an interest rate of 5.0% per annum, payable in equal quarterly payments of principal plus accrued interest. The Purchase Money Promissory Note matures on September 18, 2024.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65% respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. At the request of Westpac, we have deposited $10.3 million (NZ$16.0 million) in a term deposit with Westpac, as we have no current operating need for such funds in New Zealand.

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

On August 6, 2020, we modified certain covenants within this Revolving Corporate Markets Loan Facility. These modifications apply until the quarter ended June 30, 2021. In addition, for the period in which these covenant modifications apply, the interest rate on amounts borrowed under the facility is 1.75%. Such a modification was not considered to be substantial under U.S. GAAP.

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Current liabilities
Lease liability	$5,900	$—
Liability for demolition costs	2,623	2,745
Accrued pension	684	684
Security deposit payable	109	114
Finance lease liabilities	51	93
Other	33	17
Other current liabilities	$9,400	$3,653
Other liabilities
Lease make-good provision	6,716	6,667
Accrued pension	4,261	4,469
Environmental reserve	1,656	1,656
Lease liability	—	5,900
Acquired leases	32	37
Finance lease liabilities	92	116
Other	978	9
Other liabilities	$13,735	$18,854

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $4.9 million at June 30, 2020. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and six months ended June 30, 2020 and 2019. Our pension plan is unfunded.

During the quarter and six months ended June 30, 2020, the interest cost was $66,000 and $134,000, respectively, and the actuarial loss was $51,000 and $103,000, respectively. During the quarter and six months ended June 30, 2019, the interest cost was $298,000 and $343,000, respectively, and the actuarial loss was $52,000 and $103,000, respectively.

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2020	$8,118	$10	$(2,287)	$(252)	$5,589

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(285)	(285)
Other comprehensive income before reclassifications				—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	80	80
Net change related to derivatives	—	—	—	(205)	(205)

Net current-period other comprehensive income (loss)	(5,051)	(19)	103	(205)	(5,172)
Balance at June 30, 2020	$3,067	$(9)	$(2,184)	$(457)	$417

Note 14 – Commitments and Contingencies

Litigation General

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims, including legal costs.

•Where we are a plaintiff, we accrue legal fees as incurred on an on-going basis and make no provision for any potential settlement amounts until received. In Australia, the prevailing party is usually entitled to recover its attorneys’ fees, which recoveries typically work out to be approximately 60% of the amounts actually spent where first-class legal counsel is engaged at customary rates. Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

•Where we are a defendant, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated, as permitted under ASC 450-20 Loss Contingencies. In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity. It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings. From time-to-time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.

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

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”) in June 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant: James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No: A-15-719860-V. Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company. Cotter, Jr. has appealed both judgements. Our application for attorney’s fees was denied, and we have appealed that determination. The issues on appeal are currently being briefed. The appeals have been consolidated and fully briefed and are scheduled for hearing before the Nevada Supreme Court on September 8, 2020. As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company. During 2019, out-of-pocket third-party costs in the amount of approximately $925,000 were incurred by our Company in defending against these claims. For the six months ended June 30, 2020, an additional $75,000 had been expensed, relating principally to the preparation of appellate briefs with respect to the Derivative Litigation.

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

Note 15 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd.;

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) and/or the James J. Cotter, Sr. Living Trust (the “Cotter Trust”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Australian Country Cinemas, Pty Ltd	$64	$119
Shadow View Land and Farming, LLC	2,102	2,145
Sutton Hill Properties, LLC	1,826	2,003
Noncontrolling interests in consolidated subsidiaries	$3,992	$4,267

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Australian Country Cinemas, Pty Ltd	$(45)	$28	$(46)	$36
Shadow View Land and Farming, LLC	(22)	(20)	(43)	(34)
Sutton Hill Properties, LLC	(118)	(45)	(177)	(55)
Net income (loss) attributable to noncontrolling interests	$(185)	$(37)	$(266)	$(53)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2020	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616
Net income (loss)	—	—	—	—	—	(5,875)	—	—	(5,875)	(81)	(5,956)
Other comprehensive income, net	—	—	—	—	—	—	—	(15,879)	(15,879)	(18)	(15,897)
Share-based compensation expense	—	—	—	—	336	—	—	—	336	—	336
Share repurchase plan	(75)	—	—	—	—	—	(670)	—	(670)	—	(671)
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	19		—	—	(30)	—	—	—	(30)	—	(30)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
At March 31, 2020	20,047	$231	1,680	$17	$148,908	$14,772	$(40,407)	$(10,290)	$113,231	$4,168	$117,399
Net income	—	—	—	—	—	(22,702)	—	—	(22,702)	(185)	(22,887)
Other comprehensive income, net	—	—	—	—	—	—	—	10,707	10,707	9	10,716
Share-based compensation expense	—	—	—	—	369	—	—	—	369	—	369
Share repurchase plan	—	—	—	—	—	—	0	—	0	—	0
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	21		—	—	(11)	—	—	—	(11)	—	(11)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
At June 30, 2020	20,068	231	1,680	17	149,266	(7,930)	(40,407)	417	101,594	3,992	105,586

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2019	21,195	$232	1,680	$17	$147,452	$47,048	$(25,222)	$6,115	$175,642	$4,337	$179,979
Net income (loss)	—	—	—	—	—	(2,124)	—	—	(2,124)	(16)	(2,140)
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	28	—	—	28	(46)	(18)
Other comprehensive income, net	—	—	—	—	—	—	—	1,510	1,510	1	1,511
Share-based compensation expense	—	—	—	—	280	—	—	—	280	—	280
Share repurchase plan	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	(185)	—	—	—	(185)	—	(185)
Restricted Stock Units	40	1	—	—	(75)	—	—	—	(74)	—	(74)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	18	18
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(27)	(27)
At March 31, 2019	21,235	$233	1,680	$17	$147,472	$44,952	$(25,231)	$7,625	$175,068	$4,267	$179,335
Net income	—	—	—	—	—	2,331	—	—	2,331	(37)	2,294
Other comprehensive income, net	—	—	—	—	—	—	—	(2,346)	(2,346)	(1)	(2,347)
Share-based compensation expense	—	—	—	—	400	—	—	—	400	—	400
Share repurchase plan	(197)	—	—	—	—	—	(2,622)	—	(2,622)	—	(2,622)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	33	—	—	—	(31)	—	—	—	(31)	—	(31)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(15)	(15)
At June 30, 2019	21,071	$233	1,680	$17	$147,841	$47,283	$(27,853)	$5,279	$172,800	$4,223	$177,023

Note 16 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

The Company may grant stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants under the 2010 Stock Incentive Plan, as amended (the “Plan”). The aggregate total number of shares of the Common Stock authorized for issuance under the Plan at June 30, 2020 was 2,197,460, of which 505,265 remain available for future issuance. In total, 1,692,195 shares of Common Stock had, as of that date, been issued or reserved for issuance pursuant to the previously granted options and/or granted restricted stock units.

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

No stock options were issued in the six months ended June 30, 2020. Stock options covering 219,408 shares issued in the quarter and six months ended June 30, 2019, all in the first quarter of 2019. The weighted average assumptions used in the option-valuation model were as follows:

	Six Months Ended June 30,
	2020	2019
Stock option exercise price	$—	$16.12
Risk-free interest rate	—	2.42%
Expected dividend yield	—	—
Expected option life in years	—	3.75
Expected volatility	—	23.32%
Weighted average fair value	$—	$3.50

For the quarters ended June 30, 2020 and 2019, we recorded compensation expense of $120,000 and $129,000, respectively with respect to our prior stock option grants. For the six months ended June 30, 2020 and June 30, 2019, we recorded compensation expense of $239,000 and $200,000, respectively. At June 30, 2020, the total unrecognized estimated compensation expense related to non-vested stock options was $0.9 million, which we expect to recognize over a weighted average vesting period of 1.57 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at June 30, 2020 was nil, as the closing price of our Common Stock on that date was $4.25.

The following table summarizes the number of options outstanding and exercisable as of June 30, 2020 and December 31, 2019:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2018	586,469	$14.01	2.88	$1,530,528
Granted	219,408	16.12	—	—
Exercised	(69,500)	13.42	—	185,175
Forfeited	(25,000)	13.42	—	—
Balance - December 31, 2019	711,377	$14.74	2.79	$136,350
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(8,000)	12.34	—	—
Balance - June 30, 2020	703,377	$14.79	1.57	$—

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using our Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to-date as of June 30, 2020:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	June 30, 2020	June 30, 2020	June 30, 2020
March 10, 2016	35,147	27,381	62,528	62,262	—	266
April 11, 2016	—	5,625	5,625	5,108	—	517
March 23, 2017	30,681	32,463	63,144	54,196	8,416	532
August 29, 2017	—	7,394	7,394	5,546	1,848
January 2, 2018	29,393	—	29,393	29,393	—
April 12, 2018	—	29,596	29,596	14,553	14,268	775
April 13, 2018	—	14,669	14,669	7,336	7,333
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—
March 13, 2019	—	24,366	24,366	5,316	15,946	3,104
March 14, 2019	—	23,327	23,327	5,832	17,495
May 7, 2019	11,565	—	11,565	11,565	—
March 10, 2020	—	287,163	287,163	—	287,163

Total	129,796	452,916	582,712	224,117	352,469	6,126

RSU awards to management vest 25% on the anniversary of the grant date over a period of four years. Beginning this year, a performance component has been added to certain of the RSUs granted to Management. On March 10, 2020, RSUs covering 287,163 shares were issued to members of executive management and other employees of our Company.

Prior to November 7, 2018, RSU awards to non-employee directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vested on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director ended and the recipient or, as the case may be, the recipient’s successor was elected to the board of directors. Accordingly, the RSUs granted to directors on November 7, 2018 vested on May 7, 2019 annual meeting of stockholders. Due to the fact that our Company moved up our annual meeting of stockholders from November to May in 2019, the vesting period for the RSUs issued on November 7, 2018 was shorter than anticipated. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was determined using a value of $35,000 or one half of the dollar amount of the prior year's annual grant. The RSUs issued to non-employee directors on May 7, 2019 vested on May 6, 2020. No RSUs have been issued to non-employee directors since May 7, 2019.

For the quarter ended June 30, 2020 and 2019, we recorded compensation expense of $255,000 and $271,000, respectively. For the six months ended June 30, 2020 and 2019, we recorded compensation expense of $470,000 and $480,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $2.5 million as of June 30, 2020, which we expect to recognize over a weighted average vesting period of 2.02 years.

Stock Repurchase Program

On March 2, 2017, the Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Class A Non-Voting Common Stock.  On March 14, 2019, the Board of Directors extended this stock buy-back program for two years, through March 2, 2021. On March 10, 2020, the Board increased the authorized amount by $25.0 million and extended it to March 2, 2022. At the present time, the amount available under the repurchase program authorization is $26.0 million.

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

Under the stock repurchase program, as of June 30, 2020, the Company had reacquired a total of 1,792,819 shares of Class A Non-Voting Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). 75,157 shares of Class A Non-Voting Common Stock were purchased during the quarter ended March 31, 2020 at an average price of $8.92 per share. No shares of Class A Non-Voting Common Stock were purchased during the quarter ended June 30, 2020. This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 2, 2022.

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

As a result of the impacts of COVID-19, we have obtained certain concessions from our landlords. We have elected to account for these concessions as if there have been no changes to the underlying contracts, thereby recognizing abatements secured as variable lease expenses, and increasing payables for lease payment deferrals.

The components of lease expense are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$24	$41	$64	$82
Interest on lease liabilities	2	4	5	7
Operating lease cost	8,079	7,899	16,099	15,784
Variable lease cost	(833)	517	(652)	619
Total lease cost	$7,272	$8,461	$15,515	$16,492

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$68	$87
Operating cash flows for operating leases	8,436	15,531
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	179	5,760

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Operating leases
Operating lease right-of-use assets	$217,692	$229,879
Operating lease liabilities - current portion	21,091	20,379
Operating lease liabilities - non-current portion	210,560	223,164
Total operating lease liabilities	$231,651	$243,543
Finance leases
Property plant and equipment, gross	366	370
Accumulated depreciation	(228)	(165)
Property plant and equipment, net	$138	$205
Other current liabilities	51	93
Other long-term liabilities	92	116
Total finance lease liabilities	$143	$209

Other information
Weighted-average remaining lease term - finance leases	3	3
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.25%	5.13%
Weighted-average discount rate - operating leases	4.78%	4.86%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2020	$15,819	$31
2021	32,010	53
2022	32,018	42
2023	31,292	28
2024	29,466	—
Thereafter	159,647	—
Total lease payments	$300,252	$154
Less imputed interest	(68,601)	(11)
Total	$231,651	$143

As of June 30, 2020, we have additional operating leases, primarily for cinemas, that have not yet commenced operations of approximately $36.0 million. It is anticipated that these operating leases will commence between fiscal year 2020 and fiscal year 2021 with lease terms of 15 to 20 years.

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

As a result of the impacts of COVID-19, we have provided certain concessions to specific tenants. We have elected to account for these concessions as if there have been no changes to the underlying contracts, thereby recognizing abatements granted as variable lease payments through revenue and increasing receivables for lease payment deferrals.

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Components of lease income
Lease payments	$2,245	$2,344	$4,566	$4,573
Variable lease payments	(364)	331	(201)	596
Total lease income	$1,881	$2,675	$4,365	$5,169

The book value of underlying assets under operating leases from owned assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Building and improvements
Gross balance	$69,123	$67,766
Accumulated depreciation	(20,677)	(20,220)
Net Book Value	$48,446	$47,546

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2020	$3,890
2021	7,552
2022	6,780
2023	6,106
2024	5,208
Thereafter	7,634
Total	$37,170

Note 18 – Hedge Accounting

As of June 30, 2020, and December 31, 2019, the Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	June 30,		December 31,
	2020		2019
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$218	Derivative financial instruments - current portion	$109
	Derivative financial instruments - non-current portion	329	Derivative financial instruments - non-current portion	233
Total derivatives designated as hedging instruments		$547		$342
Total derivatives		$547		$342

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and six months ended to June 30, 2020 and June 30, 2019, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Quarter Ended June 30, 2020		Six Months Ended June 30, 2020
		2020	2019	2020	2019
Interest rate contracts	Interest expense	$52	$13	$80	$24
Total		$52	$13	$80	$24

	Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest rate contracts	$52	$134	$285	$215
Total	$52	$134	$285	$215

	Loss Reclassified from AOCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest expense	$52	$13	$80	$24
Total	$52	$13	$80	$24

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

Note 19 – Fair Value Measurements

ASC 820, Fair Value Measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•Level 1: Quoted market prices in active markets for identical assets or liabilities;

•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and,

•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2020, and December 31, 2019 we had derivative financial liabilities carried and measured at fair value on a recurring basis of $547,000 and $342,000 respectively.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2020
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$244,955	$—	$—	$248,948	$248,948
Subordinated debt	30,958	—	—	20,722	20,722
	$275,913	$—	$—	$269,670	$269,670

		Fair Value Measurement at December 31, 2019
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$177,942	$—	$—	$181,916	$181,916
Subordinated debt	31,276	—	—	22,132	22,132
	$209,218	$—	$—	$204,048	$204,048

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at June 30, 2020 and December 31, 2019.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of June 30, 2020, and December 31, 2019, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

•Level 3 borrowings include our secured and unsecured notes payable, trust preferred securities and other debt instruments. The borrowings are valued based on discounted cash flow models that incorporate appropriate market discount rates. We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit rate, debt maturity, types of borrowings, and the loan-to-value ratios of the debt.

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2020 and June 30, 2019.

Note 20 – Business Combinations

Devonport, Tasmania, Australia

On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million. We commenced trading from this new cinema site on January 30, 2019.

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

(1)The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, January 30, 2019.

(2)The measurement period adjustments relate to finalization of immaterial employee obligations.

State Cinema Hobart, Tasmania, Australia

On December 3, 2019, we purchased the tenant’s interest and other operating assets of an established ten-screen cinema in Hobart, Tasmania, Australia, for $6.2 million. We commenced trading from this new cinema site on December 5, 2019.

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

(1)The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, December 5, 2019.

Note 21 – Subsequent Events

Lender Waivers and Modifications

Subsequent to June 30, 2020, we modified certain financial covenants and borrowing rates pertaining to our Bank of America, NAB and Westpac debt facilities as detailed at Note 11 – Debt.

On July 1, 2020, at the request of the bank, we moved $10.3 million (NZ$16.0 million) of cash to a 30 day term deposit held by Westpac.

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

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

Ongoing Impact of COVID-19 Pandemic

A number of jurisdictions adopted strict lockdowns aimed at controlling the spread of COVID-19 in the first quarter of 2020. In the second quarter of 2020, several jurisdictions began relaxing COVID-19 restrictions, principally due to pressure on their economies, rather than material containment of COVID-19. Conversely, certain jurisdictions are to varying degrees reinstating their lockdowns due to the re-emergence of COVID-19, while others are continuing to remove restrictions. The current uncertainty resulting from these differing approaches, and the local and global affects that these may have, is expected to continue until the COVID-19 spread is considered materially contained or there is an approved vaccine.

At the end of May 2020, New Zealand’s government began easing restrictions on closures and by June 3, 2020, our New Zealand cinema circuit re-opened, except for our Reading Cinemas at Courtenay Central, which is temporarily closed due to seismic concerns. Upon re-opening, we implemented a number of new safety measures based on guidance from health authorities and applicable government agencies, including physical distancing practices and an increased focus on disinfection and sanitization. As of June 8, 2020, governmentally imposed physical distancing requirements had been discontinued for all New Zealand cinemas, and we liberalized our admission policies in some respects. Trolls World Tour released in New Zealand on July 1, 2020, drew patrons back to our cinemas, but the lack of new major movies has led to declines in attendance even with the safety measures we have implemented compared to the same period in 2019. The next major movie slated for release in New Zealand is Warner Bros.’s Tenet on August 27, 2020. While we are encouraged by the strong slate of movies from the major studios currently scheduled for release in New Zealand in the third and fourth quarters of 2020 and beyond, no assurance can be given that these current release dates will hold.

On July 1, 2020, we re-opened our Australian cinema circuit and implemented a number of new safety protocols. However, on July 8, 2020, we had to close six of our seven theaters in the state of Victoria, due to a spike in new COVID-19 cases, as the local government ordered a six-week closure. On August 5, 2020, the seventh cinema had to be closed as the state announced a full lockdown, which has been proposed to last until mid-September 2020. No new tentpole movies have been released to the Australian market since our cinemas have re-opened. Therefore, our attendance has been light. As of today, the first major movie slated for release in Australia is Christopher Nolan’s Tenet on August 27, 2020, with the exception to the state of Victoria which will release the film upon government restrictions easing and the re-opening of cinemas in that jurisdiction. Again, while we are encouraged by the strong slate of movies from the major studios currently scheduled for release in Australia in the third and fourth quarters of 2020 and beyond, no assurances can be given that these current release dates will hold.

In the United States, we are developing a comprehensive strategy for when we re-open our 24 cinemas in California, Hawaii, Texas, New York, New Jersey, Virginia, and Washington, D.C. On September 3, 2020, the long-awaited Tenet is scheduled to open in the U.S. in select cities. Like our circuits in New Zealand and Australia, we will re-open our cinemas with an elevated set of cleaning protocols and new operating strategies, including physical distancing through reduced seat counts. We expect to announce shortly an opening date for select cinemas in markets where cinemas are permitted to operate. We will announce opening dates for our other cinemas in the U.S. upon receiving (i) greater certainty from the major studios as to their release schedule and (ii) clearance from the local government authorities. If local government authorities remove restrictions, we anticipate opening one to two weeks prior to the opening of at least two major studio releases.

Since the end of March 2020, we have been in discussions with our landlords concerning negotiations of rent abatement or deferrals. In most cases, we were able to achieve deferrals from April to July of 2020 with terms of repayment beginning in 2021, which will preserve the Company’s liquidity. These negotiations were completed on a location-by-location basis. While no assurances can be given on future deferrals, if there is a delay in the timing of the theatre re-openings, we may be able to negotiate additional occupancy relief.

Our Results Continue to be Impacted by COVID-19

The repercussions of the COVID-19 pandemic resulted in a drastic decrease in our Company’s revenues and earnings in the second quarter of 2020. We believe that the lack of new product, the ongoing temporary closures of many of our cinemas, and our social distancing measures materially adversely impacted our second quarter 2020 cinema attendance. Naturally, during the period in which our cinemas remain closed, we will continue to experience a significant loss of revenues and negative operating income.

Our real estate business has been less significantly impacted by the COVID-19 pandemic than our cinema business. In Australia, our centers at Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA), and Auburn Redyard (Sydney area, NSW) remained open for business through the second quarter of 2020. In the United States, we have received some rental revenue related to our live theatre business and began recording revenue from our Culver City tenant in the second quarter of 2020. However, while our real estate assets comprise a significant portion of our asset value, they have historically been responsible for only approximately 9% of our revenues and 24% of our overall operating income.

Our Company will likely continue to be significantly impacted by the COVID-19 pandemic even after all of our cinemas have re-opened. The global economic impact of the COVID-19 pandemic has led to high levels of unemployment in our operating jurisdictions and may lead to lower consumer spending in the near term. Physical distancing and increased cleaning protocols may also delay our ability to produce financial results at pre-COVID-19 pandemic levels. Finally, in order to attract guests to our cinemas, we need to offer compelling movies that they want to see in a cinema environment. While we believe that the major studios will be releasing a strong slate of movies through the end of 2020 and into 2021, no assurances can be given that the major studios will maintain current release dates or as to the timeline for the development, production, and release of new movies.

Counter balancing to some extent the challenges posed by the COVID-19 pandemic on a going forward basis, are what we believe to be the ongoing desire of people to enjoy entertainment outside of their homes. While no assurance can be given, we believe that, as our society re-opens, we will see cinemas once again return to their historic position as a principal source of outside the home entertainment, both in the U.S. and abroad. In the U.S. we have maintained key operating personnel in place and have worked out arrangements with substantially all of our landlords to maintain our leases while conserving cash; we are ready to expeditiously open our cinemas, when film becomes available and consumer demand returns in accordance with the respective government guidelines and restrictions.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 60 multiplex cinemas.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

For the last several years, we have consistently stated that these two business segments have complemented one another, as we have used the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As we navigate the uncertainty and challenges posed by the global COVID-19 pandemic, we continue to believe that this two-pronged diversified international business strategy has supported the strength and long-term viability of our Company. We believe that our strong real estate base provides us with flexibility and asset strength not available to those of our competitors who have only cinema leasehold assets.

Key Performance Indicators

Two key performance indicators utilized by management are EBITDA and food and beverage spend per patron (“SPP”). Due to the COVID-19 pandemic and the temporary closure of substantially all of our live theatre and cinema operations in the U.S., Australia, and New Zealand for most of the three and a substantial portion of the six month periods ended June 30, 2020, management does not currently believe that a discussion of Reading’s key performance indicators will serve as a useful metric for stockholders. Management intends to resume providing a discussion of our key performance indicators in future filings.

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas brands.

•in Australia, under the Reading Cinemas, State Cinema, and the unconsolidated joint venture Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and the unconsolidated joint ventures Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of June 30, 2020.

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

(1)The Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)The Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13-screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

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

Our real estate activities have historically consisted principally of:

•the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or cinema-based real estate development projects;

•the acquisition of fee interests in land for general real estate development;

•the licensing to production companies of the use of our live theatres; and,

•the redevelopment of our existing fee-owned cinema or live theatre sites to their highest and best use.

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

Cinema Additions and Enhancements

The latest additions and enhancements to our cinema portfolio are as follows:

•Acquisition of a well-established Cinema in Devonport, Tasmania, Australia: On January 30, 2019, we purchased the tenant’s interest and other operating assets of a well-established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million (AU$1.95 million). We commenced trading from this new cinema site on January 30, 2019.

•Leased a Cinema space in Lower Hutt, adjacent to Wellington, New Zealand: To mitigate the ongoing temporary closure of Reading Cinemas at Courtenay Central, we opened a three-screen cinema that trades as The Hutt Pop Up by Reading Cinemas in late June 2019.

•Acquisition of a Dynamic Arthouse Cinema in Hobart, Tasmania, Australia: On December 5, 2019, we acquired the iconic State Cinema for $6.2 million (AU$9.0 million). This leasehold interest features 10 screens, a roof top cinema and bar, a large café, and a bookstore.

•Opened a new state-of-the-art six-screen Cinema in Melbourne, Australia: On December 6, 2019, we opened a six-screen Reading Cinemas in the Burwood Brickworks shopping center offering a TITAN LUXE with DOLBY ATMOS immersive sound, enhanced food and beverage offerings, and full recliner seating in all auditoriums.

•U.S. Refurbishments: In 2019 and 2020, we continued to invest in the refurbishment and enhancements of our existing cinemas, as contemplated by our strategic plan. During this period, three locations had significant refurbishment work performed: our Rohnert Park location in California and our Mililani and Kahala (work commenced in late 2019 but is currently suspended due to the COVID-19 shutdown) locations in Hawaii.

•AU and NZ Refurbishments: In 2019 and 2020, we improved eight theaters: Chirnside Park, Dandenong, Harbour Town, Maitland, Rhodes, Waurn Ponds, West Lakes, and The Palms.

Cinema Pipeline

In the first quarter of 2020, we continued with the renovation of our Consolidated Theatres at the Kahala Mall in Honolulu in the U.S. However, this renovation has been halted due to the governmental restrictions imposed due to the COVID pandemic. We do not have a definitive schedule for re-commencing this renovation.

In Australia, we previously announced the construction of four new Reading Cinemas pursuant to Agreements to Lease: (i) Altona, VIC, (ii) Traralgon, VIC, (iii) Jindalee, QLD and (iv) South City Square in Brisbane, QLD. We have an agreement-in-principle with our Altona landlord in the State of Victoria to extend that cinema fit-out handover date. Based on our agreement, the potential opening date of that new cinema will likely be delayed until early 2021. With respect to our Traralgon cinema in the State of Victoria, the landlord has been delayed in turning over the space for cinema fit-out and discussions about the tenancy and scheduling are ongoing. We do not anticipate that the cinema in Traralgon will open in 2020.

Practical Completion has been achieved for Altona, with Traralgon and Jindalee expected to be achieved during the fourth quarter 2020. We will continue to evaluate the timing of these fit-out obligations in light of our future capital needs.

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

Cinema Closures

As of the end of the first quarter of 2020, all of our cinemas in the United States, Australia, and New Zealand were temporarily closed in accordance with the directions and recommendations of the relevant local, state, and federal authorities relating to the COVID-19 pandemic. As the COVID-19 pandemic outbreak has been largely contained in most areas in Australia and New Zealand, and the restrictions have been reduced by local government authorities, we have re-opened most of our cinemas in Australia and all of our cinemas in New Zealand (other than our cinema at Courtenay Central). As of June 3, 2020, we had re-opened our New Zealand circuit except for our Reading Cinemas at Courtenay Central (which continues to be closed due to seismic concerns). As of July 1, 2020, we had re-opened our Australian cinema circuit, however, as of August 5, 2020, due to a spike in new COVID-19 cases, we shut down all seven of our theaters in the state of Victoria. In the U.S., we currently anticipate re-opening our cinemas once we have certainty that the major studios will begin releasing major tentpole movies in our cinemas and local government restrictions permit the opening of movie theaters. Until those conditions are met, we will not announce re-opening dates.

In January 2019, we temporarily closed our Courtenay Central cinema in Wellington, New Zealand. This temporary closure is ongoing due to seismic concerns. While we have continued during the COVID-19 pandemic to advance our planning for the center, and have continued conversations with consultants, potential tenants, and city representatives, given the uncertainty surrounding the COVID-19 pandemic situation, we have no fixed time frame for the commencement of the redevelopment of this property.

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

In December 2019, we temporarily closed our Consolidated Theatres at the Kahala Mall in Honolulu for a top-to-bottom renovation, a closure that is currently ongoing. The renovation is not yet completed, and our construction has been effectively halted by the governmental restrictions imposed on us in reaction to the COVID-19 pandemic. When re-opened, the theatre will feature recliner seating throughout along with a state-of-the-art kitchen and an elevated F&B menu.

Some of our cinemas have encountered new competition, and we believe that others will benefit from planned refurbishment and upgrading. The scope, extent and timing of such refurbishment and upgrading will be necessarily impacted by our need to preserve capital and liquidity while we work through the various challenges posed by the ongoing COVID-19 pandemic.

Upgrades to our Film Exhibition Technology and Theater Amenities

As previously discussed, we continue to focus on areas of the well-established cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders. In order to meet our changing role in the entertainment industry, we have invested both in (i) the upgrading of our existing cinemas and (ii) developing new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service), and luxury recliner seating. As of June 30, 2020, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	60	498
IMAX	1	1
TITAN XC and LUXE	24	29
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	14	33
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	26	161
Liquor Licenses (Selling)(5)	33	n/a

(1)Gold Lounge: This is our "First Class Full Dine-in Service" in our Australian and New Zealand cinemas, which includes an upgraded F&B menu (with alcoholic beverages), luxury recliner seating features (intimate 25-50 seat cinemas) and waiter service.

(2)Premium Service: This is our "Business Class Dine-in Service" in our Australian and New Zealand cinemas, which typically includes upgraded F&B menu (some with alcoholic beverages) and may include luxury recliner seating features (less intimate 80-seat cinemas), but no waiter service.

(3)Spotlight Service: On March 30, 2018 we opened “Spotlight,” our first dine-in cinema concept in the United States at Reading Cinemas in Murrieta, California. Six of our 17 auditoriums at this theater feature this dine-in concept.

(4)Upgraded Food & Beverage Menu: 16 of our U.S. theaters feature an elevated F&B menu served from a common counter, which includes, without limitation, beer, wine and/or spirits, and a food menu beyond traditional concessions. We have worked with former Food Network executives to create a menu of locally inspired and freshly prepared items.

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each theater auditorium. For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages. As of June 30, 2020, we have six pending applications for additional liquor licenses in the U.S.

Real Estate

As of June 30, 2020, our operating properties consisted of the following:

•Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA) Auburn Redyard (Sydney area, NSW), and Courtenay Central (Wellington area, NZ);

•two single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theatre complex (including the accompanying ancillary retail and commercial tenants) in Chicago (The Royal George);

•our worldwide headquarters’ building in Culver City, California and our Australia corporate office building in Melbourne, Australia; and,

•the ancillary retail and commercial tenants at some of our non-ETC cinema properties.

In late March of 2020, trading restrictions enforced by the government affected many of our tenants at our properties, including Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA), Auburn Redyard (Sydney area, NSW), and Courtenay Central (Wellington area, NZ), although trading restrictions were enforced, all of these properties remained open for business through the COVID-19 crisis. These affected tenants represented a majority of the third-party tenants at each of these centers. However, most of our tenants are currently open for business at our Australia and New Zealand properties (other than tenant’s whose closures were unrelated to the COVID-19 pandemic).

In addition, we have various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the United States, including some that was used in our legacy activities.

Our key real estate transactions in recent years are as follows:

Strategic Acquisitions

•Purchase of Property in Auburn, Australia – On June 29, 2018, we added 20,870 square feet of land, improved with a 16,830 square foot office building, to our Auburn Redyard ETC. The property was acquired at auction for $3.5 million (AU$4.5 million) and is bordered by our existing ETC on three sides. The property is leased to Telstra through July 2022. This lease will allow us time to plan for the efficient integration of the property into our ETC. With this acquisition, Auburn Redyard now represents approximately 519,358 square feet of land, with approximately 1,641 feet of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway.

•Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It is now anticipated that the transaction will close on or about May 31, 2021. On March 12, 2020, we amended the original agreement to (i) extend the term of the lease to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at the request of Sutton Hill Capital L.L.C. (“SHC”), in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us. That put right had previously expired on December 4, 2019. We are advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right. As the transaction is a related party transaction, it was reviewed and approved by our Board’s Audit and Conflicts Committee and supported by a third-party valuation, which showed substantial value in the option and, upon closing, will result in an annual rent savings of $590,000.

Value-creating Opportunities

The implementation of most of our real estate development plans have been delayed due to COVID-19 and the need to conserve capital. However, we continue to believe that our Company’s strong real estate base will provide (i) increased financial security through the potential sale of certain non-core real estate assets or (ii) provide collateral for strategic re-financing, in each case to meet liquidity demands. We intend to continue to emphasize the prudent development of our real estate assets.

United States:

•Sepulveda Office Building (Culver City, U.S.) – On May 27, 2020, we leased on a multi-year basis the entire second floor of our headquarter building in Culver City, California (approximately 11,000 usable square feet) to WWP (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. On the date of the lease, possession of the space was turned over to WWP, which is responsible for building out its space. On a straight-line basis, rent commenced during the second quarter of 2020, and we anticipate receiving rental payments during the fourth quarter of 2020.

•44 Union Square (New York City, U.S.) – Historically known as Tammany Hall, this building with approximately 73,113 square feet of net rentable area overlooks Manhattan’s Union Square. During the COVID-19 pandemic, New York City shut down non-essential construction and business, including construction work at our site. However, the construction of the improvements necessary to obtain a core and shell temporary certificate of occupancy were substantially completed prior to the shutdown. On July 1, 2020, the site re-opened for construction activities, and we anticipate that the core and shell temporary certificate of occupancy will be in place by the end of August 2020 as only the completion of certain fireproofing remains to be completed.

While the Real Estate Board of New York prohibited leasing activity during the COVID-19 shutdown, in June 2020, our leasing team commenced ramping up their leasing efforts. This building, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece glass dome, bringing the future to New York’s fabled past and was awarded in 2017 the AIA QUAD Design Honor Award, and the Architizer A+ Awards, Typology Winner, Commercial Award. It is one of a very limited number of “brandable” sites available for immediate lease in New York City. We believe 44 Union Square will be attractive to potential tenants interested in both (i) operating in New York City and (ii) seeking to have greater control over the size and design of their spaces in a post-COVID-19 environment. As a practical matter, the building has now reached a state of completion where the premises can be delivered immediately upon the execution of leases.

•Minetta Lane Theatre (New York City, U.S.) – We have completed an initial feasibility study regarding the potential redevelopment of this property. However, at the present time, our theatre is being used by Audible, a subsidiary of Amazon, to present plays featuring a limited cast of one or two characters and special live performance engagements, which it is recording and making available to the public through the Audible streaming service. Due to COVID-19, no shows have been presented since March 2020.

•Cinemas 1,2,3 Redevelopment (New York City, U.S.) – As previously disclosed, our endeavors to negotiate a joint development deal with our adjoining neighbors have not borne fruit. Given the closure of our two cinemas in New York City’s Upper East Side, we have determined to continue to operate this location as a cinema for at least the near term. We are pursuing a rezoning of this property so as to allow us to continue our cinema use as a part of any such redevelopment. However, all other redevelopment activity related to this location has been suspended, until we are able to develop a better understanding of the ongoing effects of COVID-19 on our assets and the market.

New Zealand:

•Manukau/Wiri Land Rezoning (Auckland, New Zealand) – We continued to progress the infrastructure plans for our 64.0-acre property, which we previously re-zoned from agricultural to light industrial uses, and to the remaining 6.4-acre property, zoned for heavy industrial use, each located in the highly sought after industrial market of Manukau/Wiri close to the Auckland Airport.

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

•Courtenay Central Redevelopment (Wellington, New Zealand) – Located in the heart of Wellington – New Zealand’s capital city – our Courtenay Central property covers 161,071 square feet of land situated proximate to (i) the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), and (ii) across the street from the site of the future Wellington Convention and Exhibition Centre (wcec.co.nz), the capital’s first premium conference and exhibition space, which is due to be completed in 2023. Despite the COVID-19 pandemic, construction for this major public project has resumed and plans include the creation of a public concourse linking through to Wakefield Street, which is across the street from our Courtenay Central project.

As previously reported, damage from the 2016 Kaikoura earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues caused us to close major portions of the existing cinema and retail structure in early 2019. Prior to the COVID-19 pandemic, the real estate team had developed a comprehensive plan featuring a variety of uses to complement and build upon the “destination quality” of the Courtenay Central location. Notwithstanding the COVID-19 pandemic, our real estate team is continuing to work with our consultants, potential tenants, and city representatives to advance our redevelopment plans for this property.

Corporate Matters

•Stock Repurchase Program – Our Board approved a $25.0 million repurchase program on March 2, 2017 and on March 14, 2019, extended the program through March 2, 2021. Under this authorization Reading may repurchase its Class A Non-Voting Common Stock from time to time in accordance with the requirements of the Securities and Exchange Commission on the open market, in block trades and in privately negotiated transactions, depending on market conditions and other factors. Through June 30, 2020, we have repurchased 1,792,819 shares of Class A Non-Voting Common Stock at an average price of $13.39 per share (excluding transaction costs). Of these, 75,157 shares were purchased during the six months ended June 30, 2020, at an average price of $8.92 per share. These purchases occurred in the first quarter of 2020. On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extended the program to March 2, 2022.

Due to the COVID-19 pandemic and its impact on our overall liquidity, our stock repurchase program will likely take a lower capital allocation priority for the foreseeable future.

•Board Compensation and Stock Options Committee – Our Compensation and Stock Options Committee, in early 2020, determined to pay out no cash bonuses, with respect to 2019, to any Reading senior executives, including our CEO. No non-employee director RSUs or stock options have been issued with respect to 2020.

Our Financing Strategy

Prior to COVID-19, our treasury management used cash balances to reduce debt. Prior to the interruptions to our revenues caused by the COVID-19 pandemic, we have used cash generated from operations and other excess cash, to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This has provided us with availability under our available loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we have reviewed the maturities of our borrowing arrangements and negotiate for renewals and extensions where necessary in the current circumstances. We completed amending and extending various financing arrangements less than two weeks prior to the COVID-19 government mandated shutdowns, which we believe has helped provide necessary liquidity to see us through the COVID-19 crisis.

In response to the COVID-19 pandemic, the closure of our theaters, and the trading restrictions placed on many of our real estate tenants at our entertainment themed shopping centers, we had, as of June 30, 2020, fully drawn-down on all our available operating lines-of-credit to provide future liquidity.

As a result of the impact of COVID-19, we have obtained certain modifications to our loan agreements with the Bank of America, N.A., National Australia Bank, and Westpac New Zealand Limited for the quarter ended June 30, 2020 to ensure future liquidity in light of the COVID-19 pandemic. These loan modifications included changes to some of the covenant compliance terms and waivers to certain covenant testing periods for these lenders. We currently have no covenant breaches to which loan modifications or waivers to the covenant testing periods have not been obtained.

Bank of America Loan

On March 6, 2020, we (i) entered into an amendment for our $55.0 million credit facility with Bank of America, which supports our U.S. Cinema operations, extending the maturity date to March 6, 2023 and implementing an interest rate of 2.5% - 3.0% dependent on certain financial ratios plus a variable rate and (ii) extended the term of our $5.0 million line of credit with Bank of America to March 6, 2023.

On August 7, 2020, we modified certain financial covenants within this credit facility and temporarily suspended the testing of certain other covenant tests through measurement period ending September 30, 2021. The testing of the financial covenant resumes for measurement period ending December 31, 2021. The modifications also include new covenants related to maintenance of certain liquidity levels. Under the Amendment, cash balances in excess of $3.0 million will be used to paydown the facility debt. However, this is not a reduction in that credit facility and, subject to the satisfaction of draw down requirements, will be available for re-borrowing. In addition to the covenant modifications, the interest rate on borrowings under this facility was fixed at 3.0% above the “Eurodollar” rate, which itself now has a floor of 1.0%. In regard to the line of credit, we also modified the interest rate, wherein the LIBOR portion of the rate now has a floor of 1.0%. Such modifications were not considered to be substantial under U.S. GAAP.

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC, our 75% subsidiary, increased its term loan with Valley National Bank to $25.0 million from $20.0 million, with an interest rate based on (i) the two year U.S. Treasury Rate plus 2.5% or (ii) 4.25%, whichever is greater. The current interest rate used for the Valley National Loan is 4.25%.

Australian NAB Corporate Term Loan (AU)

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

On August 6, 2020, we modified certain covenants within this Revolving Corporate Markets Loan Facility with NAB (the “NAB Amendment”). These modifications apply until the quarter ended June 30, 2021. In addition, for the period in which these covenant modifications apply, the interest rate on amounts borrowed under the facility is 1.75%. The NAB Amendment modifies the Fixed Charge Cover Ratio testing for the quarters through June 30, 2021 so that ratio testing is calculated on each respective quarter’s trading performance, as opposed to annually and waives the leverage ratio testing through the quarter ended June 30, 2021. Such a modification was not considered to be substantial under U.S. GAAP.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65%, respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP.

Refer to our 2019 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2020 and June 30, 2019, respectively:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2020	June 30, 2019	Fav/ (Unfav)	June 30, 2020	June 30, 2019	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$1,217	$72,296	(98)%	$47,527	$130,223	(64)%
Real estate	2,303	5,564	(59)%	6,905	10,994	(37)%
Inter-segment elimination	(98)	(1,851)	95%	(1,782)	(3,716)	52%
Total revenue	3,422	76,009	(95)%	52,650	137,501	(62)%
Operating expense
Cinema exhibition	(13,758)	(58,086)	76%	(57,734)	(108,280)	47%
Real estate	(1,589)	(2,438)	35%	(4,349)	(4,883)	11%
Inter-segment elimination	98	1,851	(95)%	1,782	3,716	52%
Total operating expense	(15,249)	(58,673)	74%	(60,301)	(109,447)	45%
Depreciation and amortization
Cinema exhibition	(3,764)	(4,091)	8%	(7,543)	(8,247)	9%
Real estate	(1,275)	(1,354)	6%	(2,575)	(2,731)	6%
Total depreciation and amortization	(5,039)	(5,445)	7%	(10,118)	(10,978)	8%
General and administrative expense
Cinema exhibition	(949)	(937)	(1)%	(2,158)	(1,929)	(12)%
Real estate	(246)	(427)	42%	(601)	(878)	32%
Total general and administrative expense	(1,195)	(1,364)	12%	(2,759)	(2,807)	2%
Segment operating income
Cinema exhibition	(17,254)	9,182	(>100)%	(19,908)	11,767	(>100)%
Real estate	(807)	1,345	(>100)%	(620)	2,502	(>100)%
Total segment operating income	$(18,061)	$10,527	(>100)%	$(20,528)	$14,269	(>100)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(227)	(127)	(79)%	(419)	(188)	(>100)%
General and administrative expense	(3,907)	(4,670)	16%	(8,288)	(9,710)	15%
Interest expense, net	(2,004)	(2,204)	9%	(3,797)	(4,055)	6%
Equity earnings of unconsolidated joint ventures	(274)	327	(>100)%	(195)	361	(>100)%
Other income (expense)	19	71	(73)%	(196)	50	(>100)%
Income before income taxes	(24,454)	3,924	(>100)%	(33,423)	727	(>100)%
Income tax benefit (expense)	1,567	(1,630)	>100%	4,580	(573)	>100%
Net income (loss)	(22,887)	2,294	(>100)%	(28,843)	154	(>100)%
Less: net income (loss) attributable to noncontrolling interests	(185)	(37)	(>100)%	(266)	(53)	(>100)%
Net income (loss) attributable to RDI common stockholders	$(22,702)	$2,331	(>100)%	$(28,577)	$207	(>100)%
Basic earnings (loss) per share	$(1.04)	$0.10	(>100)%	$(1.31)	$0.01	(>100)%

Consolidated and Non-Segment Results:

Second Quarter and Six Months Net Results

Net income attributable to RDI common stockholders decreased by $25.0 million, to a loss of $22.7 million for the quarter ended June 30, 2020, compared to the same period in the prior year.  Basic EPS for the quarter ended June 30, 2020 decreased by $1.14, to a loss of $1.04 compared to the quarter ended June 30, 2019, mainly attributed to ongoing temporary closure of a portion of our cinemas during the second quarter of 2020, offset to some extent by the re-opening of most of our Australian and all of our New Zealand cinemas (other than our cinema at Courtenay Central) in June of 2020.

For the six months ended June 30, 2020, net income attributable to RDI common stockholders decreased by $28.8 million, to a loss of $28.6 million, compared to the same period prior year. Basic EPS for the six months ended June 30, 2020 decreased by $1.32, to a loss of $1.31 compared to the six months ended June 30, 2019. These results are due to the COVID-19 pandemic which led to the temporary closures of all of our global cinemas in March of 2020. Prior to the cinema closures, however, seat occupancy was already being reduced in order to implement social distancing measures and limit the spread of the virus for the health and safety of moviegoers, as well as our employees. In regard to our Real Estate Segment, many of the tenants at our centers were affected by governmental trading restrictions in Australia and New Zealand, however, all of our Australian retail centers remained open for business through the COVID-19 crisis. While the COVID-19 pandemic impacted the operations of certain tenants at our Australian centers, occupancy across our Australian centers for our third-party tenants was over 85% as of June 30, 2020. Tenants in our New Zealand properties were also impacted by governmental enforced closures on the entire country for a four-week period. However, due to the proactive decision of the New Zealand government, most tenants are now trading well, with no further restrictions.

With respect to both the quarter and the six-month period, net income attributable to RDI common stockholders was adversely impacted by the declining value of the Australian and New Zealand dollar versus the U.S. dollar compared to the same periods for the prior year.

Revenue for the quarter ended June 30, 2020 decreased by 95%, or $72.6 million, to $3.4 million compared to the same period prior year.

Revenue for the six months ended June 30, 2020 decreased by 62%, or $84.9 million, to $52.7 million compared to the same period prior year. Revenue decreased in the Cinema operating segment across all three countries due to the temporary closure of our cinemas in the United States, Australia, and New Zealand as a result of COVID-19 partially mitigated by the re-opening of most of our Australian and all of our New Zealand cinemas (other than our cinema at Courtenay Central) in June of 2020. In our Real Estate segment, revenue decreased as a result of the ongoing temporary closure of our Live Theatres, rent abatements provided to third-party tenants in our Australian ETCs, the weakening foreign exchange rate of the Australian and New Zealand dollars, as well as the trading restrictions enforced by the local governments on our real estate operations in Australia and New Zealand, beginning in late March of 2020.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended June 30, 2020 decreased by 16%, or $0.8 million, to $3.9 million compared to the same period in the prior year.

For the six months ended June 30, 2020, non-segment general and administrative expense decreased by 15%, or $1.4 million, to $8.3 million compared to the six months ended June 30, 2019 due to a decrease in legal fees. Further, in Australia and New Zealand, we have enjoyed the benefits of wage subsidies provided by their respective governments, which have covered, and continue to cover, a high proportion of the costs of our cinema level personnel in Australia and virtually all of the costs of our cinema level personnel in New Zealand. The wage subsidy programs in Australia and New Zealand are currently scheduled to continue through September 25, 2020 and August 11, 2020, respectively. The wage subsidy program in Australia is to be extended but has yet to be codified.

Income Tax Benefit

Income tax benefit for the quarter and six months ended June 30, 2020 increased by $3.2 million and $5.2 million, respectively, compared to the equivalent prior year period. The change between 2020 and 2019 is primarily related to tax benefits from the carryback of the Company’s 2019 net operating loss, as the result of the CARES Act, to 2015 and 2016 tax years where the federal tax rate was 35%, offset by increase in valuation allowance in 2020.

Business Segment Results

As of June 30, 2020, we leased or owned and operated 60 cinemas with 498 screens, which includes our interests in certain unconsolidated joint ventures that total three cinemas with 29 screens. As of June 30, 2020, we also:

•expanded into Tasmania acquiring a four-screen cinema in Devonport in the first quarter of 2019 and a ten-screen cinema (the State Cinema) in Hobart in the fourth quarter of 2019;

•opened a three-screen pop-up in Lower Hutt located in the greater region of Wellington, New Zealand at the end of June 2019;

•ended our management agreement related to the 86th Street Cinema in New York City due to the expiration of the underlying lease and closed our profitable Paris and Beekman theatres in New York City due to lease expirations;

•launched our six-screen Reading Cinemas in Burwood, a suburb of Melbourne, Australia, in December 2019;

•owned and operated five ETCs located in Newmarket Village (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn Redyard (a suburb of Sydney), and Cannon Park (in Townsville) in Australia, and Courtenay Central (in Wellington) in New Zealand;

•owned and operated our headquarters’ office building in Culver City (an emerging high-tech and communications hub in Los Angeles County) and, during the second quarter 2020, entered a multi-year lease with a corporate tenant for the entire second floor;

•owned and operated our headquarters’ office building in Melbourne, Australia;

•owned and operated the fee interests in three developed commercial properties in Manhattan and Chicago improved with live theatres comprising six stages and ancillary retail and commercial space;

•owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3;

•owned our Union Square development property with approximately 73,113 square feet of net leasable area comprised of retail and office space, currently in the leasing phase;

•held for development approximately 70.4-acres of developable industrial land located next to the Auckland Airport in New Zealand;

•owned a 50% managing member interest in a limited liability company, which in turn owns a 202-acre property in Coachella, California that is zoned approximately 150-acres for single-family residential use (maximum 550 homes) and approximately 50-acres for high density mixed use in the U.S., that is held for development, and;

•owned 197-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuations in foreign currency exchange rates. During the second quarter of 2020, compared to the same period prior year, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 6.1% and 6.7%, respectively.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2020 and June 30, 2019, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2020	% of Revenue	June 30, 2019	% of Revenue	June 30, 2020	% of Revenue	June 30, 2019	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$1	0%	$24,635	34%	$13,915	29%	$44,488	34%	(100)%	(69)%
	Food & beverage revenue	94	8%	13,123	18%	7,058	15%	22,699	18%	(99)%	(69)%
	Advertising and other revenue	374	31%	3,116	5%	2,802	7%	5,661	4%	(88)%	(51)%
		$469	39%	$40,874	57%	$23,775	50%	$72,848	56%	(99)%	(67)%
Australia	Admissions revenue	$238	20%	$16,579	23%	$12,748	27%	$30,615	24%	(99)%	(58)%
	Food & beverage revenue	144	11%	7,407	10%	5,755	12%	13,468	10%	(98)%	(57)%
	Advertising and other revenue	118	10%	1,613	2%	1,584	3%	2,956	2%	(93)%	(46)%
		$500	41%	$25,599	35%	$20,087	41%	$47,039	36%	(98)%	(57)%
New Zealand	Admissions revenue	$138	11%	$3,881	5%	$2,403	5%	$6,873	5%	(96)%	(65)%
	Food & beverage revenue	67	6%	1,621	2%	1,051	2%	2,930	2%	(96)%	(64)%
	Advertising and other revenue	43	3%	321	1%	211	1%	533	1%	(87)%	(60)%
		$248	20%	$5,823	8%	$3,665	8%	$10,336	8%	(96)%	(65)%

Total revenue		$1,217	100%	$72,296	100%	$47,527	100%	$130,223	100%	(98)%	(64)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(11)	1%	$(13,650)	19%	$(7,268)	16%	$(23,773)	18%	100%	69%
	Food & beverage cost	(188)	15%	(2,988)	4%	(2,008)	4%	(5,310)	4%	94%	62%
	Occupancy expense	(6,791)	558%	(6,886)	10%	(13,377)	27%	(13,831)	11%	1%	3%
	Other operating expense	(2,888)	237%	(11,389)	15%	(12,129)	26%	(21,563)	17%	75%	44%
		$(9,878)	811%	$(34,913)	48%	$(34,782)	72%	$(64,477)	50%	72%	46%
Australia	Film rent and advertising cost	$(142)	12%	$(8,029)	11%	$(5,607)	12%	$(14,307)	11%	98%	61%
	Food & beverage cost	(107)	9%	(1,406)	2%	(1,262)	2%	(2,521)	2%	92%	50%
	Occupancy expense	(1,799)	148%	(3,971)	5%	(5,687)	12%	(7,934)	6%	55%	28%
	Other operating expense	(1,139)	95%	(5,366)	8%	(6,526)	14%	(10,781)	8%	79%	39%
		$(3,187)	262%	$(18,772)	26%	$(19,082)	40%	$(35,543)	27%	83%	46%
New Zealand	Film rent and advertising cost	$(45)	4%	$(1,894)	3%	$(1,101)	2%	$(3,231)	2%	98%	66%
	Food & beverage cost	(25)	1%	(326)	0%	(220)	1%	(618)	1%	92%	64%
	Occupancy expense	(255)	21%	(907)	1%	(1,074)	2%	(1,711)	1%	72%	37%
	Other operating expense	(368)	30%	(1,274)	2%	(1,475)	3%	(2,699)	2%	71%	45%
		$(693)	57%	$(4,401)	6%	$(3,870)	8%	$(8,259)	6%	84%	53%

Total operating expense		$(13,758)	1130%	$(58,086)	80%	$(57,734)	120%	$(108,279)	83%	76%	47%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,988)	163%	$(2,516)	3%	$(4,008)	9%	$(5,141)	4%	21%	22%
	General and administrative expense	(700)	58%	(432)	1%	(1,567)	3%	(1,036)	1%	(62)%	(51)%
		$(2,688)	221%	$(2,948)	4%	$(5,575)	12%	$(6,177)	5%	9%	10%
Australia	Depreciation and amortization	$(1,421)	117%	$(1,222)	1%	$(2,814)	6%	$(2,403)	1%	(16)%	(17)%
	General and administrative expense	(229)	19%	(467)	1%	(600)	1%	(854)	1%	51%	30%
		$(1,650)	136%	$(1,689)	2%	$(3,414)	7%	$(3,257)	2%	2%	(5)%
New Zealand	Depreciation and amortization	$(355)	29%	$(352)	1%	$(721)	2%	$(703)	1%	(1)%	(3)%
	General and administrative expense	(20)	2%	(39)	0%	9	(0)%	(39)	0%	49%	>100%
		$(375)	31%	$(391)	1%	$(712)	1%	$(742)	1%	4%	4%

Total depreciation, amortization, general and administrative expense		$(4,713)	387%	$(5,028)	7%	$(9,701)	21%	$(10,176)	8%	6%	5%
OPERATING INCOME (LOSS) – CINEMA
United States		$(12,097)	(994)%	$3,013	4%	$(16,582)	(35)%	$2,193	2%	(>100)%	(>100)%
Australia		(4,337)	(356)%	5,138	7%	(2,409)	(5)%	8,239	6%	(>100)%	(>100)%
New Zealand		(820)	(66)%	1,031	2%	(917)	(2)%	1,335	1%	(>100)%	(>100)%
Total Cinema operating income (loss)		$(17,254)	(1418)%	$9,182	13%	$(19,908)	(42)%	$11,767	9%	(>100)%	(>100)%

Second Quarter Results

Cinema Segment operating income

Cinema segment operating income for the second quarter 2020 decreased by $26.4 million, to a loss of $17.3 million when compared to the same period in 2019. This significant decrease is due to the temporary closure of our cinemas due to the COVID-19 pandemic, and partially mitigated by (i) the re-opening of most of our Australia and all of our New Zealand theaters (other than our cinema at Courtenay Central) in June of 2020, (ii) the absence of internal rent revenue from our fee-interest cinemas due to the COVID-19 shutdowns, and (iii) the rent abatements from a number of our landlords.

Revenue

Cinema revenue decreased by 98%, or $71.1 million, to $1.2 million for the second quarter 2020, compared to the same period in 2019.

Below are the changes in our cinema revenue by market:

•U.S. cinema revenue decreased by 99%, or $40.4 million, to $0.5 million for the second quarter 2020, due to a 100% decrease in attendance. These decreases were due to the ongoing temporary closures of our U.S. Cinemas as a result of the COVID-19 pandemic, and the temporary closure of our Consolidated Theatre at the Kahala Mall in Honolulu since December of 2019 for renovations.

•Australia cinema revenue decreased by 98%, or $25.1 million, to $0.5 million for the second quarter 2020, due to a 99% decrease in attendance. These decreases were due to the ongoing temporary closures of our cinemas in Australia as a result of the COVID-19 pandemic partially mitigated by the re-opening of most of our cinemas in Australia in June of 2020. These results were further impacted by the decline in value of the Australian dollar and a lack of new major studio tentpole releases upon re-opening.

•New Zealand cinema revenue decreased by 96%, or $5.6 million, to $0.2 million for the second quarter 2020, due to a 96% decrease in attendance. These decreases were due to the ongoing temporary closures of our cinemas in New Zealand as a result of the COVID-19 pandemic partially mitigated by the re-opening of our cinemas in New Zealand in June of 2020, excluding Courtenay Central. These results were further impacted by the decline in value of the New Zealand dollar and a lack of new major studio releases upon re-opening.

Operating expense

Operating expense for the second quarter 2020, decreased by 76%, or $44.3 million, to $13.8 million, principally due to the ongoing temporary closures of our cinemas as a result of the COVID-19 pandemic. In Australia and New Zealand, we have enjoyed the benefits of wage subsidies provided by their respective governments, which have covered, and continue to cover, a high proportion of the costs of our cinema level personnel in Australia and virtually all of the costs of our cinema level personnel in New Zealand. The wage subsidy programs in Australia and New Zealand are currently scheduled to continue through September 25, 2020 and August 11, 2020, respectively. The wage subsidy program in Australia is to be extended but has yet to be codified. This decline was also due to savings in internal and external rent abatements received in the second quarter of 2020 as a result of the COVID-19 pandemic.

Operating expense as a percentage of gross revenue has increased over 100 percentage points for the second quarter 2020, compared to 80% in the same period in 2019, due to the significantly lower revenue in our box office and the fact that certain of our occupancy costs are generally fixed and cannot be adjusted to reflect such lower admission levels.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the second quarter 2020, decreased by 6%, or $0.3 million, to $4.7 million, compared to the same period in 2019. This decrease is attributable to a reduction in depreciation expense for our U.S. cinemas digital projector lease, which has been substantially depreciated by the end of 2019, offset by an increase in legal fees. Total depreciation, amortization, general and administrative expense were partially reduced by the foreign exchange movements in Australia and New Zealand.

Six Months Results

Cinema Segment operating income

Cinema segment operating income for the six months ended June 30, 2020 decreased by $31.7 million, to a loss of $19.9 million when compared to the same period in 2019. This decrease is due to (i) reduced seating occupancy as a result of social distancing measures, and (ii) the ongoing temporary closure of our cinemas, which both led to a significant attendance drop since March 2020, partially mitigated by the re-opening of most of our Australia and New Zealand theaters in June of 2020.

Revenue

Cinema revenue decreased by 64%, or $82.7 million, to $47.5 million for the six months ended June 30, 2020 compared to the same period in 2019.

Below are the changes in our cinema revenue by market:

•U.S. cinema revenue decreased by 67%, or $49.1 million, to $23.8 million for the six months ended June 30, 2020, due to a 70% decrease in attendance. These decreases were significantly due to the social distancing measures put in place and the ongoing temporary closures since late March 2020 of our U.S. Cinemas as a result of the COVID-19 pandemic, the temporary closure of our Consolidated Theatre at the Kahala Mall in Honolulu since December of 2019 for renovations, and the closures of our 86th Street, Paris, and Beekman cinemas since mid-2019.

•Australia cinema revenue decreased by 57%, or $27.0 million, to $20.1 million for the six months ended June 30, 2020, due to a 59% decrease in attendance. These decreases were significantly due to the ongoing temporary closures of our cinemas in Australia as a result of the COVID-19 pandemic partially mitigated by the re-opening of most of our cinemas in Australia in June of 2020. These results were further impacted by the decline in value of the Australian dollar.

•New Zealand cinema revenue decreased by 65%, or $6.7 million, to $3.7 million for the six months ended June 30, 2020, due to a 65% decrease in attendance. These decreases were significantly due to the temporary closures of our cinemas in New Zealand as a result of the COVID-19 pandemic partially mitigated by the re-opening of our cinemas in New Zealand in June of 2020, excluding Courtenay Central, which remains closed due to seismic concerns. These results were further impacted by the decline in value of the New Zealand dollar.

Operating expense

Operating expense for the six months ended June 30, 2020, decreased by 47%, or $50.5 million, to $57.7 million, due to the temporary closures of our cinemas as a result of the COVID-19 pandemic, which for our U.S. cinemas and a portion of our Australian cinemas continues to be ongoing. The temporary closures of our cinemas ultimately led to employee terminations in late March in the U.S. resulting in a reduction in labor costs. In Australia and New Zealand, we did not need to terminate employees as we have enjoyed the benefits of wage subsidies provided by their respective governments, which have covered, and continue to cover, virtually all of the costs of our cinema level personnel. The wage subsidy programs in Australia and New Zealand are currently scheduled to continue through September 25, 2020 and August 11, 2020, respectively. The wage subsidy program in Australia is to be extended but has yet to be codified. We did not, unfortunately, qualify for the Paycheck Protection Program in the U.S. This decline was also due to savings in internal and external rent abatements received in the second quarter of 2020 as a result of the COVID-19 pandemic.

Operating expense as a percentage of gross revenue has increased by 37 percentage points, to 120% for the six months ended June 30, 2020, compared to 83% in the same period in 2019, due to the significantly lower revenue in our box office and the fact that certain of our occupancy costs are generally fixed and cannot be adjusted to reflect such lower admission levels.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2020, decreased by 5%, or $0.5 million, to $9.7 million, compared to the same period in 2019. This decrease is attributable to a reduction in depreciation expense for our U.S. cinemas digital projector lease, which has been substantially depreciated by the end of 2019 and a decrease in legal fees. Total depreciation, amortization, general and administrative expense were partially reduced by the foreign exchange movements in Australia and New Zealand.

Real Estate

The following table details our real estate segment operating results for the quarter and six months ended June 30, 2020 and June 30, 2019, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2020	% of Revenue	June 30, 2019	% of Revenue	June 30, 2020	% of Revenue	June 30, 2019	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$206	9%	$831	15%	$780	11%	$1,767	16%	(75)%	(56)%
	Property rental income	100	4%	49	1%	152	2%	101	1%	>100%	50%
		306	13%	880	16%	932	13%	1,868	17%	(65)%	(50)%
Australia	Property rental income	1,911	83%	4,052	73%	5,489	80%	7,967	72%	(53)%	(31)%
New Zealand	Property rental income	86	4%	632	11%	484	7%	1,159	11%	(86)%	(58)%

Total revenue		$2,303	100%	$5,564	100%	$6,905	100%	$10,994	100%	(59)%	(37)%
OPERATING EXPENSE
United States	Live theatre cost	$(132)	6%	$(297)	6%	$(474)	7%	$(596)	5%	56%	20%
	Property cost	(195)	8%	(156)	3%	(817)	12%	(314)	3%	(25)%	(>100)%
	Occupancy expense	(162)	7%	(128)	2%	(321)	4%	(278)	3%	(27)%	(15)%
		(489)	21%	(581)	11%	(1,612)	23%	(1,188)	11%	16%	(36)%
Australia	Property cost	(429)	19%	(787)	14%	(1,080)	16%	(1,488)	14%	45%	27%
	Occupancy expense	(368)	16%	(664)	12%	(952)	14%	(1,356)	12%	45%	30%
		(797)	35%	(1,451)	26%	(2,032)	30%	(2,844)	26%	45%	29%
New Zealand	Property cost	(200)	9%	(268)	5%	(499)	7%	(566)	5%	25%	12%
	Occupancy expense	(103)	4%	(138)	2%	(206)	3%	(285)	2%	25%	28%
		(303)	13%	(406)	7%	(705)	10%	(851)	7%	25%	17%

Total operating expense		$(1,589)	69%	$(2,438)	44%	$(4,349)	63%	$(4,883)	44%	35%	11%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(203)	9%	$(194)	4%	$(405)	6%	$(390)	4%	(5)%	(4)%
	General and administrative expense	(199)	8%	(178)	3%	(390)	6%	(337)	3%	(12)%	(16)%
		(402)	17%	(372)	7%	(795)	12%	(727)	7%	(8)%	(9)%
Australia	Depreciation and amortization	$(845)	37%	$(911)	16%	$(1,708)	25%	$(1,837)	16%	7%	7%
	General and administrative expense	(74)	3%	(248)	5%	(242)	3%	(540)	5%	70%	55%
		(919)	40%	(1,159)	21%	(1,950)	28%	(2,377)	21%	21%	18%
New Zealand	Depreciation and amortization	(227)	10%	(249)	4%	(462)	6%	(504)	5%	9%	8%
	General and administrative expense	27	(1)%	(1)	0%	31	(0)%	(1)	0%	>100%	>100%
		(200)	9%	(250)	4%	(431)	6%	(505)	5%	20%	15%
Total depreciation, amortization, general and administrative expense		$(1,521)	66%	$(1,781)	32%	$(3,176)	46%	$(3,609)	33%	15%	12%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(585)	(25)%	$(73)	(1)%	$(1,475)	(21)%	$(47)	(0)%	(>100)%	(>100)%
Australia		195	8%	1,442	26%	1,507	21%	2,746	25%	(86)%	(45)%
New Zealand		(417)	(18)%	(24)	(1)%	(652)	(9)%	(197)	(2)%	(>100)%	(>100)%
Total real estate operating income (loss)		$(807)	(35)%	$1,345	24%	$(620)	(9)%	$2,502	23%	(>100)%	(>100)%

Second Quarter Results

Real Estate Segment Income

Real estate segment operating income decreased by $2.2 million, to a loss of $0.8 million for the quarter ended June 30, 2020 compared to June 30, 2019, due to the abatements and lower intercompany rent revenue from our fee-interest cinemas along with the government prohibition of live stage presentations in indoor venues in the U.S. This decline was further impacted by the unfavorable foreign currency movements in both Australia and New Zealand, partially offset by payments from portions of license fees of our Live Theatre agreements and by a decrease in operating expense.

Revenue

Real estate revenue for the second quarter of 2020 decreased by 59%, or $3.3 million, to $2.3 million compared to the second quarter of 2019, due to the ongoing pandemic which resulted in the closure of our U.S. Live Theatres. Further, referring to our Australian real estate revenue, a federal government Code of Conduct was prepared as a guiding reference for landlords and tenants to assist rental negotiations in regard to abatements. In addition, state governments have enacted laws to legislate rental relief for eligible tenants, and while the Code of Conduct is often reflected, in part, in this legislation, the states have also decided to draft the legislation at their discretion. Consistent in the various legislation is a rent relief element with reference to tenancy sales volumes, especially in situations of enforced closure. In addition to that, a weakening foreign currency exchange rate in the Australian and New Zealand dollars also contributed to the decline in revenue.

Operating Expense

Operating expense for the quarter ended June 30, 2020 decreased by 35%, or $0.8 million, to $1.6 million, compared to the second quarter ended June 30, 2019, due to the COVID-19 pandemic. Throughout the second quarter of 2020, all capital costs and many operating expenses were significantly reduced and various projects and maintenance works were postponed. Further, in Australia, various State Revenue Offices (SRO) implemented support measures for commercial landlords whereby land tax relief was provided by way of a percentage of land tax waiver.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2020 decreased 15%, or $0.3 million, to $1.5 million compared to the second quarter ended June 30, 2019, due to a foreign-owner surcharge forgiveness in Queensland, Australia for the twelve months ended June 2020, that reversed in the second quarter of 2020 as part of the COVID-19 relief program.

Six Month Results

Real Estate Segment Income

Real estate segment operating income decreased by $3.1 million, to a loss of $0.6 million for the six months ended June 30, 2020, compared to the same period in 2019. This decrease is attributable to the temporary closures of our U.S. Live Theatres because of the COVID-19 pandemic. This decline was partially offset by decreases in operating expenses in the U.S. Live Theatres, Australia, and New Zealand. In addition to that, a weakening foreign currency exchange rate also contributed to the decline in operating income.

Revenue

Real estate revenue for the six months ended June 30, 2020 decreased by 37%, or $4.1 million, to $6.9 million, due to the ongoing temporary closure of our Live Theatres, further impacted by the unfavorable foreign currency movements in both Australia and New Zealand.

Operating Expense

Operating expense for the six months ended June 30, 2020 decreased by 11%, or $0.5 million, to $4.3 million, due to a decrease in occupancy expense in our Australia and New Zealand segments.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2020 decreased by 12%, or $0.4 million, to $3.2 million, driven by general and administrative expense reductions in Australia, while depreciation remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

In response to uncertainties associated with the outbreak of the COVID-19 pandemic and its impact on our Company’s business, management, as of June 30, 2020, had drawn-down the available operating borrowing capacity in the first quarter of 2020. Total outstanding borrowings were $275.9 million at June 30, 2020. Our Company’s use of these funds is in some ways limited due to limitations on the expatriation of funds from Australia and New Zealand to the United States and limitations on our use of proceeds from our $55.0 million Bank of America Credit Facility for purposes unrelated to our U.S. cinema activities.

The coronavirus outbreak has materially adversely affected the economies (and cinema exhibition in particular) of the United States, Australia, and New Zealand. Outbreaks of COVID-19 have caused cinemas and other public assembly venues to close. To comply with the rules, guidelines, and recommendations enacted by local, state, and federal government authorities, we temporarily closed all of our cinemas in March of 2020. While our cinemas in New Zealand are now re-opened without social distancing guidelines, most of our Australian cinemas have re-opened and continue to abide by social distancing guidelines. However, on July 8, 2020, we had to close six of our seven theaters in the state of Victoria, due to a spike in new COVID-19 cases, as the local government has ordered a minimum six-week closure. On August 5, 2020, the seventh cinema also had to be closed as the state went into full lockdown, which is currently proposed to last through mid-September 2020.

Cinema attendance is driven by film. Certain major studios have announced the delayed release of major motion pictures. While we currently anticipate the release of such major motion pictures to resume during the third and fourth quarters of 2020 and beyond, no assurances can be given as this is something over which we have no control. The delayed releases of major motion pictures, assuming the effects of the COVID-19 pandemic are surmounted, will push revenues into later quarters, thereby reducing our full year revenues, and may accelerate our decisions to consider more permanent reductions of operational levels at our cinemas. However, even if such film product is forthcoming, operating revenues may continue to be adversely impacted by ongoing governmental restrictions, social distancing requirements, the adoption and implementation of new sanitization protocols, and potential hesitancy of patrons to return to public indoor venues.

With respect to the re-opening of our venues in Australia and New Zealand, we have implemented an extensive set of new protocols to protect the health and well-being of our employees. Such employee protocols, include, without limitation, (i) creating work spaces that take into account social distancing requirements and recommendations, (ii) the installation of plexiglass shields at concession and ticket stations, (iii) the reduction of areas where cash can be accepted, and (iv) increased cleaning and sanitization standards. Additionally, in Australia and New Zealand, we are complying with all governmentally mandated contact tracing requirements.

In the U.S., we are developing substantially similar protocols for the employees at our cinemas and live theaters, and we will require that employees wear masks during their shifts.

With respect to our home office employees, the Company is similarly developing a new set of protocols for implementation in the office environment. As of the date of filing of this Form 10-Q, our home offices in Culver City, CA, New York City, NY, Wellington, New Zealand and Melbourne, Australia have not been officially re-opened.

The impact of the COVID-19 pandemic on our business has reduced our liquidity and our management, consequently, has postponed, or reprioritized capital expenditures based on assessments of conditions and liquidity requirements.

Our bank loans require that our Company comply with certain covenants. The longer the COVID-19 pandemic and the associated limitations (both legal and practical) on our business exist, the more likely it becomes, in the absence of other actions by our Company, that we will be unable to continue to comply with these covenants. However, in such an event, our Company expects (but no assurances can be given) to be able to obtain an amendment or waiver from its lenders. In the absence of such waivers, it is our current intention to look to our real estate assets to provide needed liquidity. We, for example, have retained Newmark Knight Frank to assist us in the refinancing of the construction loan on our 44 Union Square property. That 73,113 net rentable square foot retail and office property located on Union Square in Manhattan, is substantially completed and in the lease up phase. Total debt against that property aggregates less than $40.0 million. Our 202-acre Coachella property is unencumbered. That property is currently zoned for residential and mixed-use purposes. Our 70+ acre Manukau/Wiri industrial property (next to the Auckland Airport) is likewise unencumbered. Unlike pure cinema exhibition companies, we own the fee interest under all of our live theatres, and in 12 of our cinemas.

Prior to the COVID-19 pandemic, our cinema exhibition business plan had been to enhance our current cinemas where it was financially reasonable to do so; develop our specialty cinemas in select markets; expand our F&B offering, and continue on an opportunistic basis, to identify, develop, and acquire cinema properties that allow us to leverage our cinema expertise over a larger operating base. This continues to be our plan once we are able to re-open, subject to liquidity constraints.

We continue to advance most of our real estate initiatives as these are, generally speaking, still in the planning stage and, as a result, less impacted than projects in their construction phase. We, fortunately, have only two projects in a construction phase – the redevelopment of our 44 Union Square property in Manhattan and the refurbishment of our Consolidated Theatre at the Kahala Mall in Honolulu. 44 Union Square is substantially completed and in the lease up phase. We anticipate that our Consolidated Theatre at the Kahala Mall will re-open for business within a few weeks after the construction is completed, which should be about a few months of work following re-commencement of construction after relaxation of COVID-19 related government restrictions.

Our pre-COVID-19 business plan with respect to the Real Estate segment of our business was to continue the build-out of our Newmarket Village and Auburn ETCs in Australia; to master-plan and consider the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition, food and beverage, and grocery store uses; in Manukau/Wiri, New Zealand, to develop in concert with other major landowners, the infrastructure needed to support the construction of income-producing light industrial improvements; to reassess and master-plan our Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets. Currently, we have determined to postpone further consideration of any redevelopment of our Cinemas 1,2,3 property until we better understand the impact of the COVID-19 pandemic on our assets and the market. However, we continue to advance the planning of our remaining projects.

The success of our Company is naturally dependent on our ongoing ability to execute these business plans effectively through our available resources (both cash and available borrowing facilities), while still addressing our liquidity risk in a timely manner. Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due. Prior to the COVID-19 pandemic, our financial obligations arose mainly from capital expenditure needs, working capital requirements, and debt servicing requirements. We managed the liquidity risk by working to generate adequate cash flows from operating activities, to obtain and maintain appropriate financing or extension of maturity dates under reasonable arrangements, and/or to convert non-performing or non-strategic assets into cash as appropriate under the circumstances. During the pandemic, we have to rely on our ability to control costs, to generate revenue from different sources, and to maintain and obtain adequate and reasonable financing, while at the same time reviewing our options to convert non-strategic assets into cash, if needed. Historically, we have funded our capital expenditures out of operating cash flow. Obviously, with our revenues severely curtailed by the closure and other limitations imposed on our cinema activities, we have needed to look to our lenders for the near term. We, however, remain confident in our cinema industry, and that it will once again be the primary engine through which we fund our liquidity needs.

At June 30, 2020, our consolidated cash and cash equivalents totaled $40.4 million. Of this amount, $22.9 million, $3.8 million, and $13.7 million were held by our U.S., Australian, and New Zealand operations, respectively. Due to the impact of COVID-19, we do not intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

The changes in cash and cash equivalents for the six months ended June 30, 2020 and June 30, 2019 are discussed as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019	% Change
Net cash provided by (used in) operating activities	$(23,126)	$3,058	(>100)%
Net cash provided by (used in) investing activities	(14,011)	(23,965)	42%
Net cash provided by (used in) financing activities	63,155	16,485	>100%
Effect of exchange rate changes on cash and cash equivalents	2,211	(189)	>100%
Increase (decrease) in cash and cash equivalents	$28,229	$(4,611)	>100%

Operating activities

Cash used in operating activities for the six months ended June 30, 2020 increased by $26.2 million, to net cash used of $23.1 million driven by $29.7 million lower cash inflows from operating activities as well as a $3.5 million decrease in net operating assets.

Investing activities

Cash used in investing activities during the six months ended June 30, 2020 decreased by $10.0 million compared to the same period in 2019, to net cash used of $14.0 million. This decrease is due to the suspension of our cinema refurbishment activities due to the COVID-19 shutdown when compared to the same period in 2019.

Financing activities

The $63.2 million net cash provided by financing activities during the six months ended June 30, 2020 was related to $87.2 million of new borrowings, offset by $22.3 million of loan repayments. Proceeds from these new borrowings will be used towards working capital provided for ongoing operations in the U.S., Australia, and New Zealand during the COVID-19 pandemic.

On March 10, 2020, the Board increased the stock repurchase program capacity by $25.0 million and extended it to March 2, 2022. At June 30, 2020, there was $26.0 million of capacity remaining in that authorization. During the first six months of 2020, we repurchased 75,157 shares of our Class A Non-Voting Common Stock, at an average price of $8.92. These purchases occurred in the first quarter of 2020. In view of the need to garner our financial resources, for the foreseeable future our stock repurchase program will likely take a lower capital allocation priority.

Prior to the COVID-19 pandemic, we have used cash generated from operations and other excess cash, to the extent not needed for any capital investment, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. As a part of our COVID-19 planning, we have determined to maintain significant cash balances, and have accordingly fully drawn-down on all our available operating bank lines.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the second quarter ended June 30, 2020 and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2020	2019	2018(3)	2017(2)(3)	2016(2)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$40,364	$12,135	$13,127	$13,668	$19,017
Unused borrowing facility	10,494	73,920	85,886	137,231	117,599
Restricted for capital projects(1)	10,494	13,952	30,318	62,280	62,024
Unrestricted capacity	—	59,968	55,568	74,951	55,575
Total resources at period end	50,858	86,055	99,013	150,899	136,616
Total unrestricted resources at period end	40,364	72,103	68,695	88,619	74,592
Debt-to-Equity Ratio
Total contractual facility	$286,407	$283,138	$252,929	$271,732	$266,134
Total debt (gross of deferred financing costs)	275,913	209,218	167,043	134,501	148,535
Current	40,331	37,380	30,393	8,109	567
Non-current	235,582	171,838	136,650	126,392	147,968
Finance lease liabilities	143	209	—	—	—
Total book equity	105,586	139,616	179,979	181,382	146,890
Debt-to-equity ratio	2.61	1.50	0.93	0.74	1.01
Changes in Working Capital
Working capital (deficit)(4)	$(54,944)	$(84,138)	$(56,047)	$(47,294)	$6,655
Current ratio	0.51	0.24	0.35	0.41	1.10
Capital Expenditures (including acquisitions)	$13,948	$47,722	$56,827	$76,708	$49,166

(1)This relates to the construction facilities specifically negotiated for: (i) 44 Union Square redevelopment project, obtained in December 2016, and (ii) New Zealand construction projects, obtained in May 2015. The New Zealand construction loan expired December 31, 2018.

(2)Certain 2017 and 2016 balances included the restatement impact as a result of a prior period financial statement correction of immaterial errors (see Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statement Correction of Immaterial Errors).

(3)See Note 2 – Summary Accounting Policies – Prior Period Financial Statements Correction of Immaterial Errors of the 2019 Form 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

(4)Typically, our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2020:

(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$40,020	$846	$24,260	$171,626	$293	$7,910	$244,955
Operating leases, including imputed interest	15,819	32,010	32,018	31,292	29,466	159,647	300,252
Finance leases, including imputed interest	31	53	42	28	—	—	154
Subordinated debt(1)	326	676	711	747	585	27,913	30,958
Pension liability	342	684	684	684	684	1,867	4,945
Estimated interest on debt (2)	4,932	7,224	6,397	4,551	1,690	3,987	28,781
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$61,470	$47,393	$64,112	$208,928	$32,718	$201,324	$615,945

(1)Information is presented gross of deferred financing costs.

(2)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3)Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the six months ended June 30, 2020.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the second quarter ended June 30, 2020.

FINANCIAL RISK MANAGEMENT

International Business Risks

Our international operations are subject to a variety of risks, including the following:

•Currency Risk: while we report our earnings and net assets in U.S. dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars. The value of these currencies can vary significantly compared to the U.S. dollar and compared to each other. We do not hedge the currency risk, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies. However, we do have intercompany debt and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the U.S. dollar. Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions. Set forth below is a chart of the exchange ratios between these three currencies since 1996:

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

•Risk of adverse government regulation: currently, we believe that relations between the United States, Australia, and New Zealand are good. However, no assurances can be given that these relationships will continue, and that Australia and New Zealand will not in the future seek to regulate more highly the business done by U.S. companies in their countries.

•Risk of adverse labor relations: deterioration in labor relations could lead to an increased cost of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave).

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

Among the risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•with respect to our cinema operations:

•the adverse impact of the COVID-19 pandemic which resulted in the temporary shutdown of our global theaters beginning in March 2020, and the adverse effects such pandemic may continue to have on our anticipated cinema re-opening dates and on the dates that public performances will resume in our live theatres in New York City and Chicago;

•the adverse effects of the COVID-19 pandemic on the Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•the adverse impact of the COVID-19 pandemic on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;

•the decrease in attendance at our cinemas and theatres after they have re-opened due to (i) continued safety and health concerns, (ii) a change in consumer behavior in favor of alternative forms of entertainment, or (iii) additional regulatory requirements limiting our seating capacity;

•reduction in operating margins (or negative operating margins) due to the implementation of social distancing and other health and safety protocols;

•potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our facilities;

•unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or to otherwise conduct work under any revised work environment protocols;

•the adverse impact that the COVID-19 pandemic may have on the national and global macroeconomic environment;

•competition from cinema operators who have successfully used debtor laws to reduce their debt and/or rent exposure;

•the uncertainty as to the scope and extent of government responses to the COVID-19 pandemic;

•the disruptions or reductions in the utilization of entertainment, shopping, and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus, or to changing consumer tastes and habits;

•the number and attractiveness to moviegoers of the films released in future periods, and potential changes in release dates for motion pictures;

•the lack of availability of films in the short- or long-term as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production;

•the amount of money spent by film distributors to promote their motion pictures;

•the licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;

•the comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in an outside-the-home environment;

•the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology, such as, streaming, cable, satellite broadcast, Blu-ray/DVD rentals and sales, and so called “movies on demand”;

•the impact of certain competitors’ subscription or advance pay programs;

•the cost and impact of improvements to our cinemas, such as improved seating, enhanced food and beverage offerings, and other improvements;

•the ability to negotiate favorable rent payment terms with our landlords;

•disruptions during theater improvements;

•the extent to, and the efficiency with, which we are able to integrate acquisitions of cinema circuits with our existing operations;

•in the U.S., the impact of any termination of the so called “Paramount Decree;”

•the risk of damage and/or disruption of cinema businesses from earthquakes as certain of our operations are in geologically active areas; and

•the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies, and the spread of COVID-19.

•with respect to our real estate development and operation activities:

•the impact of the COVID-19 pandemic may continue to affect many of our tenants at our real estate operations in the United States, Australia, and New Zealand, their ability to pay rent, and to stay in business;

•the impact of the COVID-19 pandemic on our construction projects and on our ability to open construction sites and to secure needed labor and materials;

•uncertainty as to governmental responses to COVID-19;

•the potential sale of certain non-core real estate assets;

•the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

•the ability to negotiate and execute lease agreements with material tenants;

•the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

•the risks and uncertainties associated with real estate development;

•the availability and cost of labor and materials;

•the ability to obtain all permits to construct improvements;

•the ability to finance improvements;

•the disruptions to our business from construction and/or renovations;

•the possibility of construction delays, work stoppage, and material shortage;

•competition for development sites and tenants;

•environmental remediation issues;

•the extent to which our cinemas can continue to serve as an anchor tenant that will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;

•the increased depreciation and amortization expense as construction projects transition to leased real property;

•the ability to negotiate and execute joint venture opportunities and relationships;

•the risk of damage and/or disruption of real estate businesses from earthquakes as certain of our operations are in geologically active areas;

•the disruptions or reductions in the utilization of entertainment, shopping and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus, or to changing consumer tastes and habits; and

•the impact of protests, demonstrations, and civil unrest on government policy, consumer willingness to visit shopping centers, and the spread of COVID-19, among other things.

•with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•our ability to renew, extend, renegotiate or replace our loans that mature in 2020;

•our ability to grow our Company and provide value to our stockholders;

•our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital, and our ability to borrow funds to help cover the cessation of cash flows we are experiencing during the COVID-19 pandemic;

•our ability to reallocate funds among jurisdictions to meet short-term liquidity needs;

•expenses, management and Board distraction, and other effects of the litigation efforts mounted by James Cotter, Jr. against the Company, including his efforts to cause a sale of voting control of the Company;

•the relative values of the currency used in the countries in which we operate;

•the impact that any discontinuance, modification or other reform of London Inter-Bank Offered Rate (LIBOR), or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments;

•changes in government regulation, including by way of example, the costs resulting from the implementation of the requirements of Sarbanes-Oxley;

•our labor relations and costs of labor (including future government requirements with respect to minimum wages, shift scheduling, the use of consultants, pension liabilities, disability insurance and health coverage, and vacations and leave);

•our exposure from time to time to legal claims and to uninsurable risks, such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems, and class actions and private attorney general wage and hour and/or safe work place based claims;

•our exposure to cybersecurity risks, including misappropriation of customer information or other breaches of information security;

•the impact of major outbreaks of contagious diseases, such as COVID-19;

•the availability of employees and/or their ability or willingness to conduct work under any revised work environment protocols;

•the increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by theater and entertainment-themed centers (“ETC”) closures;

•our ability to generate significant cash flow from operations if our theaters and/or ETCs continue to experience demand at levels significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;

•our ability to comply with credit facility covenants and our ability to obtain necessary covenant waivers and necessary credit facility amendments;

•changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and

•changes in applicable accounting policies and practices.

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

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

The SEC requires that registrants include information about potential effects of changes in currency exchange and interest rates in their filings. Several alternatives, all with some limitations, have been offered. We base the following discussion on a sensitivity analysis that models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•It is based on a single point in time; and

•It does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of such an analysis may be useful as a benchmark, they should not be viewed as forecasts.

At June 30, 2020, approximately 35% and 11% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $17.5 million in cash and cash equivalents. At December 31, 2019, approximately 37% and 10% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $4.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $5.1 million for the six months ended June 30, 2020. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. We have also historically paid management fees to the U.S. to cover a portion of our domestic overhead. The weakening Australian and New Zealand currencies, however, will adversely impact our ability to rely on such funding for ongoing support of our domestic overhead.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of June 30, 2020 and December 31, 2019, the balance of cumulative foreign currency translation adjustments were approximately $3.1 million loss and $8.1 million gain, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $527,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this Quarterly Report on Form 10-Q.

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”) in June 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant: James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No: A-15-719860-V. Summary judgment has been entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment has been entered against Cotter, Jr., and in favor of our Company. Cotter, Jr. has appealed both judgements. Our application for attorney’s fees was denied, and we have appealed that determination. The appeals have been consolidated and fully briefed and are scheduled for hearing before the Nevada Supreme Court on September 8, 2020. As the Directors and Officers Liability Insurance Policy covering Cotter, Jr.’s claims in the Derivative Case ($10.0 million) has been exhausted, the financial burden of defending our Directors against these claims, as required by applicable Nevada Law, has fallen upon our Company. During 2019, out-of-pocket third-party costs in the amount of approximately $925,000 were incurred by our Company in defending against these claims. For the six months ended June 30, 2020, an additional $75,000 had been expensed, relating principally to the preparation of appellate briefs with respect to the Derivative Litigation.

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

Item 1A – Risk Factors

We are subject to risks related to corporate social responsibility and reputation Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, other key stakeholders, and the communities in which we do business. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities and no repurchases of our common stock during the second quarter ended June 30, 2020.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

Item 1.01 Entry into a Material Definitive Agreement

We incorporate by reference the information contained in Note 11 - Debt of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this quarterly report relating to the respective amendments to our credit agreements with the Bank of America, N.A., National Australia Bank Limited and Westpac New Zealand Limited. Such descriptions are only a summary of the material provisions of the respective amendments and do not purport to be complete and are qualified in their entirety by reference to the provisions in such amendments, a copy of which are attached to this report as Exhibits 10.1, 10.2 and 10.3.

Item 6 – Exhibits

HIDDEN_ROW

10.1	Letter of Variation dated July 27, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.
10.2	Amendment Letter dated August 6, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd., filed herewith.
10.3	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A., filed herewith.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101

The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

 ____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: August 10, 2020

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: August 10, 2020

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer