Form 10-Q
period 2020-09-30
READING INTERNATIONAL INC
filed 2020-11-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2020, there were 20,068,607 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$27,775	$12,135
Receivables	3,300	7,085
Inventory	1,020	1,674
Prepaid and other current assets	10,052	6,105
Total current assets	42,147	26,999
Operating property, net	340,167	258,138
Operating lease right-of-use assets	213,177	229,879
Investment and development property, net	29,839	114,024
Investment in unconsolidated joint ventures	4,807	5,069
Goodwill	26,599	26,448
Intangible assets, net	4,344	4,320
Deferred tax asset, net	5,131	3,444
Other assets	7,226	6,668
Total assets	$673,437	$674,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$31,241	$29,436
Film rent payable	1,853	8,716
Debt - current portion	40,890	36,736
Subordinated debt - current portion	644	644
Derivative financial instruments - current portion	217	109
Taxes payable - current	2,087	140
Deferred revenue	9,182	11,324
Operating lease liabilities - current portion	21,411	20,379
Other current liabilities	9,470	3,653
Total current liabilities	116,995	111,137
Debt - long-term portion	201,399	140,602
Derivative financial instruments - non-current portion	266	233
Subordinated debt, net	28,690	29,030
Noncurrent tax liabilities	12,882	12,353
Operating lease liabilities - non-current portion	206,415	223,164
Other liabilities	16,583	18,854
Total liabilities	583,230	535,373
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,004,717 issued and 20,068,607 outstanding at September 30, 2020 and 32,963,489 issued and 20,102,535 outstanding at December 31, 2019	231	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2020 and December 31, 2019	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	149,620	148,602
Retained earnings/(deficits)	(27,159)	20,647
Treasury shares	(40,407)	(39,737)
Accumulated other comprehensive income	4,004	5,589
Total Reading International, Inc. stockholders’ equity	86,306	135,349
Noncontrolling interests	3,901	4,267
Total stockholders’ equity	90,207	139,616
Total liabilities and stockholders’ equity	$673,437	$674,989

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Cinema	$7,339	$66,663	$54,866	$196,885
Real estate	2,852	3,723	7,975	11,001
Total revenue	10,191	70,386	62,841	207,886
Costs and expenses
Cinema	(15,817)	(53,709)	(71,769)	(158,273)
Real estate	(1,909)	(2,225)	(6,258)	(7,108)
Depreciation and amortization	(5,612)	(5,704)	(16,149)	(16,870)
General and administrative	(4,228)	(5,908)	(15,275)	(18,426)
Total costs and expenses	(27,566)	(67,546)	(109,451)	(200,677)
Operating income (loss)	(17,375)	2,840	(46,610)	7,209
Interest expense, net	(2,379)	(1,871)	(6,176)	(5,924)
Gain (loss) on sale of assets	(1)	(1)	(1)	(1)
Other income (expense)	10	141	(186)	190
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(19,745)	1,109	(52,973)	1,474
Equity earnings of unconsolidated joint ventures	(97)	220	(292)	581
Income (loss) before income taxes	(19,842)	1,329	(53,265)	2,055
Income tax benefit (expense)	490	(528)	5,070	(1,101)
Net income (loss)	$(19,352)	$801	$(48,195)	$954
Less: net income (loss) attributable to noncontrolling interests	(124)	(50)	(389)	(103)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(19,228)	$851	$(47,806)	$1,057
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.88)	$0.04	$(2.20)	$0.05
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.88)	$0.04	$(2.20)	$0.05
Weighted average number of shares outstanding–basic	21,748,531	22,546,827	21,749,146	22,791,530
Weighted average number of shares outstanding–diluted	22,098,757	22,688,230	22,099,372	22,952,838

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(19,352)	$801	$(48,195)	$954
Foreign currency translation gain (loss)	3,478	(6,598)	(1,574)	(7,355)
Gain (loss) on cash flow hedges	63	(20)	(142)	(211)
Other	47	51	131	159
Comprehensive income (loss)	(15,764)	(5,766)	(49,780)	(6,453)
Less: net income (loss) attributable to noncontrolling interests	(124)	(50)	(389)	(103)
Less: comprehensive income (loss) attributable to noncontrolling interests	(2)	(2)	(7)	(2)
Comprehensive income (loss) attributable to Reading International, Inc.	$(15,638)	(5,714)	$(49,384)	$(6,348)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities
Net income (loss)	$(48,195)	$954
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	292	(581)
Distributions of earnings from unconsolidated joint ventures	235	760
Loss on sale of assets	1	1
Amortization of operating leases	15,593	15,719
Amortization of finance leases	79	121
Change in operating lease liabilities	(14,659)	(15,209)
Interest on hedged derivatives	—	1
Change in net deferred tax assets	(1,515)	214
Depreciation and amortization	16,149	16,870
Other amortization	741	1,088
Stock based compensation expense	1,063	1,097
Net changes in operating assets and liabilities:
Receivables	3,757	3,393
Prepaid and other assets	(3,056)	(4,757)
Payments for accrued pension	(513)	(513)
Accounts payable and accrued expenses	4,349	(2,950)
Film rent payable	(6,767)	(2,129)
Taxes payable	1,916	(1,091)
Deferred revenue and other liabilities	2,522	(2,191)
Net cash provided by (used in) operating activities	(28,008)	10,797
Investing Activities
Insurance recoveries relating to property damage and demolition costs	—	168
Purchases of and additions to operating and investment properties	(16,310)	(33,205)
Acquisition of business combinations	—	(1,380)
Change in restricted cash	—	1,334
Contributions to unconsolidated joint ventures	(240)	—
Net cash provided by (used in) investing activities	(16,550)	(33,083)
Financing Activities
Repayment of long-term borrowings	(28,910)	(31,692)
Repayment of finance lease principal	(77)	(120)
Proceeds from borrowings	87,764	58,677
Capitalized borrowing costs	(275)	(502)
Repurchase of Class A Nonvoting Common Stock	(1,150)	(7,800)
(Cash paid) proceeds from the settlement of employee share transactions	(43)	(315)
Noncontrolling interest contributions	30	55
Noncontrolling interest distributions	—	(42)
Net cash provided by (used in) financing activities	57,339	18,261
Effect of exchange rate changes on cash and cash equivalents	2,859	(394)
Net increase (decrease) in cash and cash equivalents	15,640	(4,420)
Cash and cash equivalents at January 1	12,135	13,127
Cash and cash equivalents at September 30	$27,775	$8,707
Supplemental Disclosures
Interest paid	$7,618	$8,134
Income taxes (refunded) paid	(712)	5,669
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,595	5,768

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Business and Segment Reporting

Our Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading,” and “we,” “us,” or “our”) was incorporated in 1999. Our businesses consist primarily of:

•the development, ownership, and operation of cinemas in the United States, Australia, and New Zealand; and,

•the development, ownership, operation and/or rental of retail, commercial and live venue real estate assets in the United States, Australia, and New Zealand.

Business Segments

Reported below are the operating segments of our Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of our Company. As part of our real estate activities, we hold undeveloped land in urban and suburban centers in the United States, Australia, and New Zealand.

The table below summarizes the results of operations for each of our business segments for the quarter and nine months ended September 30, 2020 and 2019, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Revenue:
Cinema exhibition	$7,339	$66,663	$54,866	$196,885
Real estate	3,023	5,531	9,928	16,525
Inter-segment elimination	(171)	(1,808)	(1,953)	(5,524)
	$10,191	$70,386	$62,841	$207,886
Segment operating income (loss):
Cinema exhibition	$(13,410)	$5,951	$(33,318)	$17,715
Real estate	(844)	1,485	(1,464)	3,987
	$(14,254)	$7,436	$(34,782)	$21,702

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Segment operating income (loss)	$(14,254)	$7,436	$(34,782)	$21,702
Unallocated corporate expense
Depreciation and amortization expense	(215)	(103)	(634)	(288)
General and administrative expense	(2,906)	(4,493)	(11,194)	(14,205)
Interest expense, net	(2,379)	(1,871)	(6,176)	(5,924)
Equity earnings of unconsolidated joint ventures	(97)	220	(292)	581
Gain (loss) on sale of assets	(1)	(1)	(1)	(1)
Other income (expense)	10	141	(186)	190
Income (loss) before income tax expense	$(19,842)	$1,329	$(53,265)	$2,055

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of our Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that our Company controls, and should be read in conjunction with our Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019 (“2019 Form 10-K”). All significant intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

2)In the second quarter of 2020, in order to account for certain wage subsidies received from the Australian and New Zealand governments, we adopted International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The aim of these Australian and New Zealand government subsidies is to protect as many jobs as possible during the COVID-19 Pandemic by subsidizing the wages of employees, using the administrative capabilities of employers to forward such subsidies to their employees. The subsidies are not loans to employees or employers. U.S. GAAP has no codified accounting guidance concerning the measurement and presentation of such government grants, and in lieu of such guidance, common practice is to refer to IAS 20. IAS 20 permits entities to account for government grants on a gross basis, showing grants receivable as income and the associated expense as costs, or on a net basis, by deducting the grant from the related expense. The nature of the wage subsidies is such that, without them, our Company would likely have reduced its wages and salaries expense through the termination of certain employees. In order to faithfully present the transaction, our Company has therefore elected to present wages and salaries expense net of government grants. The impacted wages and salaries costs are contained within ‘other operating expenses’ and ‘general and administrative expenses’ in our cinema and real estate segments. As of September 30, 2020, we have received subsidies totaling AU$8.9 million and NZ$1.9 million. There are no unfulfilled conditions or contingencies relating to these subsidies as at September 30, 2020.

3)On January 1, 2020, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. Adoption of this standard has no material effect on our consolidated financial statements.

4)On January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This new guidance replaces the incurred loss impairment methodology under prior GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We have no history of significant bad debt losses and as such adoption of this standard has no material effect on our consolidated financial statements.

5)On January 1, 2019, we adopted ASU 2016-02 Leases (Topic 842) using the current period adjustment method. We recognized the cumulative effect of initially applying the new leasing standard as an adjustment to the opening balance of retained earnings. The comparative information was not restated. Adoption of this standard has no material effect on our opening equity balances, and on a net basis has had no material effect on our consolidated financial statements.

Issued:

❖ASUs Effective 2020 and Beyond

1)In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASC 2020-04 is effective as of March 12, 2020 through December 31, 2022. Our Company is currently evaluating the effect the new standard will have on its consolidated financial statements.

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

Consolidated Statements of Operations:

	Quarter Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cinema revenue	$66,733	(70)	66,663	$197,101	(216)	196,885
Total revenue	70,456	(70)	70,386	208,102	(216)	207,886
Operating income (loss)	2,910	(70)	2,840	7,425	(216)	7,209
Income (loss) before income taxes	1,399	(70)	1,329	2,271	(216)	2,055
Income tax (expense) benefit	(547)	19	(528)	(1,159)	58	(1,101)
Net income (loss)	852	(51)	801	1,112	(158)	954
Net income (loss) attributable to Reading International, Inc. common shareholders	902	(51)	851	1,215	(158)	1,057

Basic earnings (loss) per share	$0.04	—	0.04	$0.05	—	0.05
Diluted earnings (loss) per share	0.04	—	0.04	0.05	—	0.05

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2019	$180,547	$(568)	$179,979
Net income (loss) attributable to Reading International, Inc. common shareholders	1,112	(158)	954
Equity at September 30, 2019	163,714	(726)	162,988

Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2019
(Dollars in thousands)	As Reported	Adjustment	As Revised
Net income (loss)	$1,112	$(158)	$954
Change in net deferred tax assets	272	(58)	214
Accounts payable and accrued expenses	(3,166)	216	(2,950)
Net cash provided by operating activities	10,797	—	10,797

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

In the second and third quarters of 2020, several jurisdictions began relaxing COVID-19 restrictions, but principally due to pressure on their economies, rather than material containment of COVID-19. Conversely, certain jurisdictions are to varying degrees reinstating their lockdowns due to the resurgence of COVID-19. Even where businesses have been allowed to reopen, operational limitations on density, hours of operation, and other operating factors, and public concern about interacting with third parties, have prevented a return to normal operations. These periodic closures and limitations on operating activities are expected to continue until the COVID-19 spread is considered materially contained. There is no reliable estimate as to when this will be.

Cinema Segment Impact

As of the date of this Report, we had reopened all of the cinemas in our New Zealand circuit except for our Reading Cinemas at Courtenay Central (which continues to be closed due to seismic concerns), with social distancing measures in place. Government imposed social distancing requirements were discontinued in New Zealand on June 8, 2020. In June and July, 2020, we reopened all of our Australia circuit with social distancing measures in place, but as the state of Victoria went from partial lockdown to full lockdown on July 8, 2020, six of our locations were required to close as of this date, with the seventh location subsequently required to close as of August 5, 2020. This situation in Australia is still in place, although there are indications that the lockdown in Victoria is easing. As of the date of this Report, 13 of our U.S. cinemas have reopened with social distancing measures in place and 11 U.S. cinemas remain temporarily closed. No reopening dates have been determined for these remaining cinemas.

COVID-19 has and continues to adversely impact our business not only as a result of government mandated closures, but also by reducing our seating capacities, increasing our costs of operation due to the need for the implementation of enhanced cleaning protocols, deterring potential customers from sharing entertainment spaces with third parties, and deterring film distributors from releasing their films to exhibitors. Even if legally permitted to reopen, our decisions to reopen particular theaters, and whether to have those theaters remain open, will be impacted by a variety of considerations including movie availability, customer demand, and safety considerations relative to our staff and customers.

Real Estate Segment Impact

Most of the rentable retail portions of our Courtenay Central location continue to be closed since January 2019 due to seismic concerns. All of our tenants in our New Zealand real estate business are currently open for trading. Substantially all of our tenants in our Australian real estate business are currently open for trading. We have, to varying degrees, supported certain tenants with rent abatements and deferrals, and may continue to do so until we believe that such tenants are in a position to fully perform their obligations despite COVID-19 impacts. In the U.S., the majority of our real estate income is generated by rental revenue from our live theatres which, as of the date of this Report, are closed to the public due to COVID-19.

Liquidity Impact

The repercussions of COVID-19 resulted in a significant decrease in our Company’s revenues and earnings in the first nine months of 2020. The closure of our global cinemas resulted in effectively no revenue in the second quarter of 2020. And, with respect to the third quarter of 2020, our Company has continued to experience significantly reduced Company revenues and as a result, operating losses due to (i) the continuing closure of certain cinemas due to government mandates as a result of COVID-19, (ii) the major studios postponing or removing their tentpole movies from the global 2020 release calendar as a direct result of COVID-19, (iii) increased operating costs due to COVID-19 safety protocols, and (iv) reduced attendance due to potential audience hesitance to engage socially with third parties and/or a lack of compelling movies scheduled at reopened theaters. These third quarter losses were partially offset by revenues related to our 9 New Zealand cinemas that were open (without social distancing restrictions), our 16 Australian cinemas that were open (with social distancing restrictions), which did not include those in Australia’s State of Victoria, and the 13 out of 24 U.S. cinemas that were open (with social distancing restrictions). As a result of the conditions described in (ii), (iii) and (iv) above, even in markets where we have been permitted to reopen, we have, in many cases, not been able to operate profitably at the theater level.

With regards to our real estate operations, while all of our New Zealand and Australian real estate tenants are currently trading (other than certain tenants who have closed for reasons unrelated to COVID-19), our real estate revenue and earnings may continue to be affected by any rent relief that we may deem necessary to provide to certain tenants experiencing impacts from COVID-19.

As of September 30, 2020, our Company had negative working capital of $74.8 million. In response to the issues associated with COVID-19, our Company has taken, and continues to take, significant proactive steps to preserve cash by:

(i)Completing arrangements with substantially all of our third-party landlords, which arrangements have resulted in both abatements and deferrals of our occupancy costs;

(ii)As the impacts of COVID-19 extend longer than anticipated, the Company is negotiating with such third-party landlords to further extend into the 2021 period and beyond such abatement and/or deferrals of occupancy costs and related repayment terms;

(iii)Terminating most hourly cinema employees in the U.S.;

(iv)Reducing the hours of certain other employees;

(v)Implementing a hiring freeze across our home offices in Culver City, New York City, Melbourne (Australia) and Wellington (New Zealand);

(vi)Eliminating non-essential operating costs;

(vii)Deferring, to the extent practicable, certain operating expenses, such as utility costs; and

(viii)Deferring, to the extent practicable, all non-essential capital expenditures.

Our Company secured access to government wage subsidy programs in Australia and New Zealand. The Australian wage subsidy program expires on December 31, 2020, after which a further application can be made for the first quarter of 2021. No assurances can be given that we will qualify for this scheme in the first quarter of 2021, or if our application will be successful. The New Zealand program expired on August 25, 2020. Our Company continues to review various programs offered by governmental agencies in the jurisdictions where it operates as those programs are further defined or revised, but there can be no assurances that our Company will qualify for any such programs or, even if it does qualify, the degree that it may be successful in its applications for such support.

In addition, during the third quarter of 2020, Management lodged an application to carry back certain operating losses under the recently enacted CARES Act. The CARES Act permits net operating losses generated from tax years 2018 through 2020 to be carried back five years. During the third quarter of 2020, the Company filed its 2019 federal income tax return and carried back the net operating losses generated in 2019 to offset taxable income from tax years 2015 and 2016. The CARES Act also permits corporate taxpayers to claim in full any previously unrefunded alternative minimum tax credit in the 2019 tax year. This claim was made with our Company’s 2019 federal income tax return. The carryback of the 2019 net operating loss and the refund claim for 100% of the remaining alternative minimum tax credit will result in a tax refund of approximately $5.1 million receivable at September 30, 2020.

To address the impacts of COVID-19 on our liquidity, we have renegotiated certain financial covenant modifications with our applicable lenders. These modifications permit us to classify the relevant debt instruments as long term and are further discussed below in Note 11 – Debt. As of March 31, 2020, Management had drawn down in full the operating debt facilities available to our Company. As of September 30, 2020, all of our Company’s facilities remain fully drawn with the exception of the Bank of America Credit Facility which has $5.8 million of capacity available, as detailed in Note 11 – Debt. Our Company’s use of these funds is in some ways limited due to limitations on the repatriation of funds from Australia and New Zealand to the United States and limitations on our use of the proceeds from our $55.0 million Bank of America Credit Facility for purposes unrelated to our U.S. cinema activities.

Management continues to explore and pursue additional sources of liquidity and means of preserving existing liquidity, including but not limited to,

•Completing the refinancing of certain loans before the conclusion of 2020, to provide additional cash and extend maturity dates;

•Raising of additional debt finance using certain unencumbered real estate assets;

•Deferring capital expenditures;

•Potential sale of certain non-core real estate assets, or sale of interests in such assets;

•Further negotiations with landlords regarding rent abatements and payment deferrals;

•The use of creative exhibition structures (such as auditorium rentals, private screenings for movies or gaming experiences) to bring people back to our auditoriums; and

•Pursuit of additional benefits under various state and government COVID-19 relief legislation.

Management continues to evaluate the assertion required by ASC 205-40 Going Concern as it relates to our Company, including its operations in its various individual operating jurisdictions: U.S., Australia and New Zealand. Management’s evaluation is informed by current liquidity positions, cash flow estimates, known capital and other expenditure requirements and commitments and Management’s current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well since the onset of COVID-19 and is key to Management’s overall evaluation of ASC 205-40 Going Concern.

Based on Management’s evaluation of ASC 205-40 Going Concern and the current conditions and events, considered in the aggregate, and Management’s various plans for enhancing its liquidity, Management has concluded that it is probable that our Company will be able to continue as a going concern for at least twelve months following the issuance of our financial statements.

Management’s forecasts and cash flow estimates are based on the current expectation that the global cinema industry will begin to recover in 2021, but this forecast relies upon, among other things, the elimination of governmental restrictions on the reopening of cinemas, the resumption of release of tentpole movies, and confidence of moviegoers in the safety protocols established by the global cinema industry. These named factors are both out of Management’s control and are material, individually and in the aggregate, to the realization of Management’s forecasts and expectations throughout the period of COVID-19. Management recognizes that in times of domestic or global economic turmoil, including COVID-19, our estimates and judgments with respect to these cash flow estimates are subject to greater uncertainty than in more stable periods. The forecasts are inherently uncertain and have required us to make estimates and judgements regarding the extent to which COVID-19 will continue to affect the cinema industry.

Management reviewed its significant cinema and real estate operations in Australia and New Zealand, two geographies that have experienced relatively more success in controlling COVID-19 than the U.S. As of September 30, 2020, substantially all of our cinema operations and real estate operations had resumed in Australia and New Zealand. However, the cash flow of our Australian and New Zealand cinemas has been diminished by the temporary determinations by the major studios to delay the global release of tentpole movies because key cinema markets in the U.S. (i.e. New York City and Los Angeles) remain closed. Our Australian real estate’s revenue generation abilities are less affected by COVID-19, and aside from the issuance of rental abatements and deferrals to certain tenants, our portfolio continues to generate near-to-expected cash flows. In addition, we hold in New Zealand unencumbered high value assets that, if required to, could be leveraged or sold to meet our expected obligations as they fall due.

In order to alleviate doubt that the Company will be able to generate sufficient cash flows within the twelve month period after the issuance of these financial statements to meet its obligations as they become due, Management has in place various specific plans to meet such obligations. Firstly, construction having been completed (except for punch list items) and a temporary certificate having been issued, Management is implementing our business plan to refinance the construction loan on our 44 Union Square building in New York City (the “Union Square Refinancing Plan”) to free up cash for other purposes. The Union Square Refinancing Plan has been a key part of the three-year real estate business strategy presented to our Board of Directors annually since 2018.  In August 2020, Management engaged and instructed an experienced New York based mortgage broker to source and complete such takeout financing. Although no assurances can be given, based on current facts and circumstances, including, without limitation, recent appraisals and consultation with our mortgage broker, Management is confident that this takeout financing will be completed before the end of the first quarter 2021, on satisfactory terms.

As a backup to the Union Square Financing Plan, Management’s contingency plans include discussions with the current construction lender for 44 Union Square, to exercise its second one-year option on the existing construction loan. Taking into account that we are experiencing domestic and global times of uncertainty due to COVID-19, Management will, additionally, if necessary, rely on backup plans to borrow against or sell certain unencumbered real estate assets. Based on (i) recent appraisals, (ii) expressions of interest received from unsolicited potential purchasers and (iii) our understanding of the potential time frames to complete potential financing or sale transactions, Management believes that, in the aggregate, these contingency plans further alleviate the uncertainty about our ability to meet our obligations as they come due, for at least twelve months from the date these financial statements are issued.

In conclusion, as of the date of issuance of these financial statements, based on Management’s evaluation of ASC 205-40 Going Concern and the current conditions and events, considered in the aggregate, and Management’s various plans for enhancing its liquidity, Management concludes that substantial doubt about our Company’s ability to continue as a going concern has been alleviated by Management’s plans.

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. Our Company performed a quantitative recoverability test of the carrying values of all of its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and determined that there was no impairment as of September 30, 2020. The cash flow estimates used in this review are consistent with budgetary revisions performed by Management in response to COVID-19 and the developing market conditions. The realization of these forecasts is dependent on a number of variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from Management’s estimates.

Our Company also considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of September 30, 2020. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by Management in response to COVID-19 and the developing market conditions. The realization of these forecasts is dependent on a number of variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from Management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2020. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. However, in certain circumstances, we move funds between jurisdictions where circumstances encouraged us to do so from an overall economic standpoint. When economies return to normal, post-COVID, and our banking arrangements allow, in light of recent tax law changes, we intend to take a more global view of our financial resources, and to be more flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
	September 30, 2020		December 31, 2019	September 30, 2019
Spot Rate
Australian Dollar	0.7160		0.7030	0.6746
New Zealand Dollar	0.6608		0.6745	0.6262
Average Rate
Australian Dollar	0.7156	0.6770	0.6954	0.6856	0.6993
New Zealand Dollar	0.6619	0.6384	0.6593	0.6486	0.6643

Note 5 – Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income attributable to our Company’s common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing the net income attributable to our Company’s common stockholders by the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for equity-based compensation awards.

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to RDI common stockholders	$(19,228)	$851	$(47,806)	$1,057
Denominator:
Weighted average number of common stock – basic	21,748,531	22,546,827	21,749,146	22,791,530
Weighted average dilutive impact of awards	350,226	141,403	350,226	161,308
Weighted average number of common stock – diluted	22,098,757	22,688,230	22,099,372	22,952,838
Basic earnings (loss) per share attributable to RDI common stockholders	$(0.88)	$0.04	$(2.20)	$0.05
Diluted earnings (loss) per share attributable to RDI common stockholders	$(0.88)	$0.04	$(2.20)	$0.05
Awards excluded from diluted earnings (loss) per share	674,676	516,010	674,676	516,010

Our weighted average number of common stock - basic decreased, primarily as a result of the repurchase of shares of Class A Non-Voting Common Stock pursuant to our current stock repurchase program offset by the vesting of restricted stock units. During the first nine months of 2020, we repurchased 75,157 shares of Class A Non-Voting Common Stock at an average price of $8.92 per share. All purchases occurred in the first quarter of 2020.

Certain shares issuable under stock options and restricted stock units were excluded from the computation of diluted net income (loss) per share in periods when their effect was anti-dilutive; either because our Company incurred a net loss for the period, or the exercise price of the options was greater than the average market price of the common stock during the period, or the effect was anti-dilutive as a result of applying the treasury stock method.

Note 6 – Property and Equipment

Operating Property, net

As of September 30, 2020, and December 31, 2019, property associated with our operating activities is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Land	$76,435	$75,663
Building and improvements	240,380	149,852
Leasehold improvements	57,649	56,912
Fixtures and equipment	189,235	186,949
Construction-in-progress	10,381	5,484
Total cost	574,080	474,860
Less: accumulated depreciation	(233,913)	(216,722)
Operating property, net	$340,167	$258,138

Depreciation expense for operating property was $5.4 million and $15.6 million for the quarter and nine months ended September 30, 2020 respectively and $5.5 million and $16.3 million for the quarter and nine months ended September 30, 2019.

Investment and Development Property, net

As of September 30, 2020, and December 31, 2019, our investment and development property is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Land	$23,827	$24,446
Building	—	1,900
Construction-in-progress (including capitalized interest)	6,012	87,678
Investment and development property	$29,839	$114,024

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the nine months ended September 30, 2020 are shown below:

(Dollars in thousands)	Balance, December 31, 2019	Additions during the period(1)	Completed during the period	Foreign currency translation	Balance, September 30, 2020
Union Square development	$81,934	$6,201	$(88,135)	$—	$—
Courtenay Central development	6,364	419	—	(110)	6,673
Cinema developments and improvements	3,032	5,723	(1,415)	94	7,434
Other real estate projects	1,832	1,306	(879)	27	2,286
Total	$93,162	$13,649	$(90,429)	$11	$16,393

(1)Includes capitalized interest of $0.7 million and $2.4 million for the quarter and nine months ended September 30, 2020

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

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2020 and December 31, 2019:

		September 30,	December 31,
(Dollars in thousands)	Interest	2020	2019
Rialto Cinemas	50.0%	$1,043	$1,175
Mt. Gravatt	33.3%	3,764	3,894
Total investments		$4,807	$5,069

For the quarter and nine months ended September 30, 2020 and 2019, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Rialto Cinemas	$(24)	$64	$(132)	$78
Mt. Gravatt	(73)	156	(160)	503
Total equity earnings	$(97)	$220	$(292)	$581

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2019	$21,224	$5,224	$26,448
Change in goodwill due to a purchase of a business combination	120	—	120
Foreign currency translation adjustment	31	—	31
Balance at September 30, 2020	$21,375	$5,224	$26,599

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our Company has performed an interim goodwill assessment as described in Note 3 – Impact of COVID-19 Pandemic and Liquidity. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2020. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2020, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of September 30, 2020 and December 31, 2019, respectively.

	As of September 30, 2020
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,309	$9,062	$4,752	$26,123
Less: Accumulated amortization	(10,237)	(7,301)	(4,241)	(21,779)
Net intangible assets other than goodwill	$2,072	$1,761	$511	$4,344

	As of December 31, 2019
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$15,048	$7,258	$3,145	$25,451
Less: Accumulated amortization	(14,496)	(5,449)	(1,186)	(21,131)
Net intangible assets other than goodwill	$552	$1,809	$1,959	$4,320

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2020.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beneficial lease amortization	$27	$60	$77	$224
Other amortization	279	106	483	311
Total intangible assets amortization	$306	$166	$560	$535

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Prepaid and other current assets
Prepaid expenses	$1,692	$2,163
Prepaid rent	95	1,093
Prepaid taxes	2,599	912
Income taxes receivable	5,391	1,669
Deposits	245	214
Investment in marketable securities	22	47
Restricted cash	8	7
Total prepaid and other current assets	$10,052	$6,105
Other non-current assets
Straight-line rent	5,245	4,689
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	9	7
Total other non-current assets	$7,226	$6,668

Note 10 – Income Taxes

The U.S. Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) was enacted on March 27, 2020 to provide, among other things, tax relief to companies impacted by the COVID-19 pandemic. The CARES Act includes, among other items, provisions for net operating loss carryback, modifications to the business interest expense deduction, a technical correction to tax depreciation methods for qualified improvement property, and alternative minimum tax credit refunds. During the quarter ended March 31, 2020, we recorded a tax benefit arising from the carryback of the net operating loss generated in the taxable year ended December 31, 2019.

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credit. Our effective tax rate was 9.5% and 53.6% for the nine months ended September 30, 2020 and 2019, respectively.  The change between 2020 and 2019 is primarily related to tax benefits from the carryback of our Company’s 2019 net operating loss, as the result of The CARES Act, to 2015 and 2016 tax years where the federal tax rate was 35%, offset by increase in valuation allowance in 2020.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Debt

Our Company’s borrowings at September 30, 2020 and December 31, 2019, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2020
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,451	4.27%	4.27%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	49,200	48,965	3.15%	3.15%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	5,000	5,000	4.00%	4.00%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	24,768	24,768	24,387	4.25%	4.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,908	2.21%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,246	9,246	9,151	4.64% / 4.44%	4.61%
Purchase Money Promissory Note (USA)	September 18, 2024	2,883	2,883	2,883	5.00%	5.00%
Union Square Construction Financing (USA)	December 29, 2020	50,000	40,064	40,009	5.50%	5.50%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	85,920	85,920	85,722	1.89%	1.89%
Westpac Bank Corporate (NZ)	December 31, 2023	21,146	21,146	21,147	2.95%	2.95%
		$289,876	$274,140	$271,623

(1)Net of deferred financing costs amounting to $2.5 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2020.

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

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	September 30,	December 31,
Balance Sheet Caption	2020	2019
Debt - current portion	$40,890	$36,736
Debt - long-term portion	201,399	140,602
Subordinated debt - current portion	644	644
Subordinated debt - long-term portion	28,690	29,030
Total borrowings	$271,623	$207,012

Impact of COVID-19

To address the impact of COVID-19 on our business, we sought and obtained certain modifications to our loan agreements with the Bank of America, National Australia Bank, and Westpac. These loan modifications included changes to some of the covenant compliance terms and waivers of certain covenant testing periods. We are currently in compliance with our loan covenants as so modified. To date it has not been necessary for us to seek modifications or waivers with respect to our other loan agreements, as we continue to be in compliance with the terms of such loan agreements without the need for any such modifications or waivers.

Bank of America Credit Facility

On March 6, 2020, we amended our $55.0 million credit facility with Bank of America extending the maturity date to March 6, 2023. The refinanced facility carries an interest rate of 2.5% - 3.0%, depending on certain financial ratios plus a variable rate based on the loan defined “Eurodollar” interest rate.

On August 7, 2020, we modified certain financial covenants within this credit facility and temporarily suspended the testing of certain other covenant tests through the measurement period ending September 30, 2021. The testing of the financial covenant resumes for the measurement period ending December 31, 2021. In addition to the covenant modifications, the interest rate on borrowings under this facility was fixed at 3.0% above the “Eurodollar” rate, which itself now has a floor of 1.0%. Such a modification was not considered to be substantial under U.S. GAAP.

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

44 Union Square Construction Financing

On December 29, 2016, we closed our construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consisted of $50.0 million in aggregate loans (comprised of three loan tranches) from BankOZK (formerly the Bank of the Ozarks), and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers. On August 8, 2019, we repaid in full the $7.5 million mezzanine loan. On January 24, 2020, we exercised one of our two extension options of the BankOZK extending the maturity to December 29, 2020.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65% respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. At the request of Westpac, we have deposited $10.6 million (NZ$16.0 million) in a term deposit with Westpac, as we have no current operating need for such funds in New Zealand. On September 15, 2020, Westpac waived the requirement to test certain covenants as of September 30, 2020.

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

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Current liabilities
Lease liability	$5,900	$—
Liability for demolition costs	2,689	2,745
Accrued pension	684	684
Security deposit payable	114	114
Finance lease liabilities	50	93
Other	33	17
Other current liabilities	$9,470	$3,653
Other liabilities
Lease make-good provision	6,932	6,667
Accrued pension	4,155	4,469
Deferred rent liability	3,720	—
Environmental reserve	1,656	1,656
Lease liability	—	5,900
Acquired leases	31	37
Finance lease liabilities	80	116
Other	9	9
Other liabilities	$16,583	$18,854

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $4.8 million at September 30, 2020. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and nine months ended September 30, 2020 and 2019. Our pension plan is unfunded.

During the quarter and nine months ended September 30, 2020, the interest cost was $65,000 and $199,000, respectively, and the actuarial loss was $52,000 and $155,000, respectively. During the quarter and nine months ended September 30, 2019, the interest cost was $70,000 and $414,000, respectively, and the actuarial loss was $52,000 and $155,000, respectively.

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2020	$8,118	$10	$(2,287)	$(252)	$5,589

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(282)	(282)
Amounts reclassified from accumulated other comprehensive income	—	—	—	140	140
Net change related to derivatives	—	—	—	(142)	(142)

Net current-period other comprehensive income (loss)	(1,574)	(24)	155	(142)	(1,585)
Balance at September 30, 2020	$6,544	$(14)	$(2,132)	$(394)	$4,004

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

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”) in June 2015 in the Nevada District Court against all of the Directors of the Company and against the Company as a nominal defendant: James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No: A-15-719860-V. Summary judgment was entered against Cotter, Jr., and in favor of all defendants and a $1.55 million cost judgment was entered against Cotter, Jr., and in favor of our Company. Cotter, Jr. appealed both judgements. On October 1, 2020, the Nevada Supreme Court ordered the Trial Court to dismiss that lawsuit, concluding that Mr. Cotter, Jr. was not an adequate representative of our Company’s stockholders. In arriving at this conclusion, the Nevada Supreme Court noted, among other things, that “because one of the main remedies Cotter Jr. is seeking is his reinstatement as CEO, his interests are divergent from the shareholders’ interests” and that “Cotter Jr.’s action appears to be vindictively sought in response to his termination as CEO. . .” Mr. Cotter, Jr.’s request for a rehearing was also denied by the Nevada Supreme Court. Our Company is now pursuing collection of the approximately $800,000 in costs from Mr. Cotter, Jr. approved by the Nevada Supreme Court, which amount is covered by a bond posted by Mr. Cotter, Jr., in connection with his appeal.

Employment Litigation

Our Company is currently involved in two California employment matters which include substantially overlapping wage and hour claims: Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint” respectively) and Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint” respectively). Brown v. RC was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019. These lawsuits seek damages, and attorneys’ fees, relating to alleged violations of California labor laws relating to meal periods, rest periods, reporting time pay, unpaid wages, timely pay upon termination and wage statements violations. Wagner v. CEI was filed as a discrimination and retaliation lawsuit in June 2019. The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint. On March 6, 2020, Wagner filed a purported class action in the Superior Court of California, County of San Diego, again covering basically the same allegations as set forth in the Brown Class Action Complaint, and titled Peter M. Wagner, an individual, on behalf of himself and all others similarly situated vs. Reading International, Inc., Consolidated Entertainment, Inc. and Does 1 through 25, Case No. 37-2020-000127-CU-OE-CTL (the “Wagner Class Action”). Neither plaintiff has specified the amount of damages sought.

Our Company is investigating and intends to vigorously defend the allegations of the Brown Class Action Complaint, the Wagner Individual Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint. In addition, we have denied that a PAGA representative action is appropriate. These matters are in their early stages, and the putative class actions have not been certified. As these cases are in early stages, our Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, our Company believes that its potential liability with respect to such matters is not material to its overall financial position, results of operations and cash flows. Accordingly, our Company has not established a reserve for loss in connection with these matters.

Note 15 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd.:

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Australian Country Cinemas, Pty Ltd	$32	$119
Shadow View Land and Farming, LLC	2,127	2,145
Sutton Hill Properties, LLC	1,742	2,003
Noncontrolling interests in consolidated subsidiaries	$3,901	$4,267

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Australian Country Cinemas, Pty Ltd	$(35)	$32	$(80)	$69
Shadow View Land and Farming, LLC	(5)	(43)	(48)	(77)
Sutton Hill Properties, LLC	(84)	(39)	(261)	(95)
Net income (loss) attributable to noncontrolling interests	$(124)	$(50)	$(389)	$(103)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2020	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616
Net income (loss)	—	—	—	—	—	(5,875)	—	—	(5,875)	(81)	(5,956)
Other comprehensive income, net	—	—	—	—	—	—	—	(15,879)	(15,879)	(18)	(15,897)
Share-based compensation expense	—	—	—	—	336	—	—	—	336	—	336
Share repurchase plan	(75)	—	—	—	—	—	(670)	—	(670)	—	(671)
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	19		—	—	(30)	—	—	—	(30)	—	(30)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
At March 31, 2020	20,047	$231	1,680	$17	$148,908	$14,772	$(40,407)	$(10,290)	$113,231	$4,168	$117,399
Net income	—	—	—	—	—	(22,703)	—	—	(22,703)	(185)	(22,888)
Other comprehensive income, net	—	—	—	—	—	—	—	10,707	10,707	9	10,716
Share-based compensation expense	—	—	—	—	369	—	—	—	369	—	369
Share repurchase plan	—	—	—	—	—	—	0	—	0	—	0
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	21		—	—	(11)	—	—	—	(11)	—	(11)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
At June 30, 2020	20,068	231	1,680	17	149,266	(7,931)	(40,407)	417	101,593	3,992	105,585
Net income	—	—	—	—	—	(19,228)	—	—	(19,228)	(124)	(19,352)
Other comprehensive income, net	—	—	—	—	—	—	—	3,587	3,587	3	3,590
Share-based compensation expense	—	—	—	—	358	—	—	—	358	—	358
Share repurchase plan	—	—	—	—	—	—	(0)	—	(0)	—	(0)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	1		—	—	(4)	—	—	—	(4)	—	(4)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	30	30
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
At September 30, 2020	20,069	$231	1,680	$17	$149,620	$(27,159)	$(40,407)	$4,004	$86,306	$3,901	$90,207

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2019	21,195	$232	1,680	$17	$147,452	$47,048	$(25,222)	$6,115	$175,642	$4,337	$179,979
Net income (loss)	—	—	—	—	—	(2,124)	—	—	(2,124)	(16)	(2,140)
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	28	—	—	28	(46)	(18)
Other comprehensive income, net	—	—	—	—	—	—	—	1,510	1,510	1	1,511
Share-based compensation expense	—	—	—	—	280	—	—	—	280	—	280
Share repurchase plan	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	(185)	—	—	—	(185)	—	(185)
Restricted Stock Units	40	1	—	—	(75)	—	—	—	(74)	—	(74)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	18	18
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(27)	(27)
At March 31, 2019	21,235	$233	1,680	$17	$147,472	$44,952	$(25,231)	$7,625	$175,068	$4,267	$179,335
Net income	—	—	—	—	—	2,331	—	—	2,331	(37)	2,294
Other comprehensive income, net	—	—	—	—	—	—	—	(2,346)	(2,346)	(1)	(2,347)
Share-based compensation expense	—	—	—	—	400	—	—	—	400	—	400
Share repurchase plan	(197)	—	—	—	—	—	(2,622)	—	(2,622)	—	(2,622)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	33	—	—	—	(31)	—	—	—	(31)	—	(31)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(15)	(15)
At June 30, 2019	21,071	233	1,680	17	147,841	47,283	(27,853)	5,279	172,800	4,223	177,023
Net income	—	—	—	—	—	851	—	—	851	(50)	801
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	—	—	(6,567)	(6,567)	(2)	(6,569)
Other comprehensive income, net	—	—	—	—	417	—	—	—	417	—	417
Share-based compensation expense	(660)	—	—	—	—	—	(8,690)	—	(8,690)	—	(8,690)
Share repurchase plan	—	—	—	—	—	—	—	—	—	—	—
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	(6)	—	—	—	(22)	—	—	—	(22)	—	(22)
Restricted Stock Units	—	(2)	—	—	—	—	2	—	—	—	—
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	—	—
At September 30, 2019	20,405	$231	1,680	$17	$148,236	$48,134	$(36,541)	$(1,288)	$158,789	$4,199	$162,988

Note 16 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

Our 2010 Stock Incentive Plan under which our Company has granted stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants has expired. In total, 1,663,099 shares of Common Stock were issued or reserved for issuance pursuant to the previously granted options or restricted stock units under that plan.

Stock options were granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date. In contrast to a stock option where the grantee buys our Company’s share at an exercise price determined on grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan, typically between one and four years from grant. At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

Stock Options

We have estimated the grant-date fair value of our stock options using the Black-Scholes option-valuation model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options. We expensed the estimated grant-date fair values of options over the vesting period on a straight-line basis. Based on our historical experience, the “deemed exercise” of expiring in-the-money options and the relative market price to strike price of the options, we have not estimated any forfeitures of vested or unvested options.

No stock options were issued in the nine months ended September 30, 2020. Stock options covering 219,408 shares were issued in the quarter and nine months ended September 30, 2019, all in the first quarter of 2019. The weighted average assumptions used in the option-valuation model were as follows:

	Nine Months Ended September 30,
	2020	2019
Stock option exercise price	$—	$16.12
Risk-free interest rate	—	2.42%
Expected dividend yield	—	—
Expected option life in years	—	3.75
Expected volatility	—	23.32%
Weighted average fair value	$—	$3.50

For the quarters ended September 30, 2020 and 2019, we recorded compensation expense of $103,000 and $129,000, respectively with respect to our prior stock option grants. For the nine months ended September 30, 2020 and September 30, 2019, we recorded compensation expense of $343,000 and $329,000, respectively. At September 30, 2020, the total unrecognized estimated compensation expense related to non-vested stock options was $0.7 million, which we expect to recognize over a weighted average vesting period of 1.49 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at September 30, 2020 was nil, as the closing price of our Common Stock on that date was $3.22.

The following table summarizes the number of options outstanding and exercisable as of September 30, 2020 and December 31, 2019:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2018	586,469	$14.01	2.88	$1,530,528
Granted	219,408	16.12	—	—
Exercised	(69,500)	13.42	—	185,175
Forfeited	(25,000)	13.42	—	—
Balance - December 31, 2019	711,377	$14.74	2.79	$136,350
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(36,701)	14.74	—	—
Balance - September 30, 2020	674,676	$14.78	2.06	$—

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using our Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to date as of September 30, 2020:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	September 30, 2020	September 30, 2020	September 30, 2020
March 10, 2016	35,147	27,381	62,528	62,262	—	266
April 11, 2016	—	5,625	5,625	5,108	—	517
March 23, 2017	30,681	32,463	63,144	54,196	8,416	532
August 29, 2017	—	7,394	7,394	7,394	—
January 2, 2018	29,393	—	29,393	29,393	—
April 12, 2018	—	29,596	29,596	14,553	13,873	1,170
April 13, 2018	—	14,669	14,669	7,336	7,333
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—
March 13, 2019	—	24,366	24,366	5,316	15,946	3,104
March 14, 2019	—	23,327	23,327	5,832	17,495
May 7, 2019	11,565	—	11,565	11,565	—
March 10, 2020	—	287,163	287,163	—	287,163

Total	129,796	452,916	582,712	225,965	350,226	6,521

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

For the quarter ended September 30, 2020 and 2019, we recorded compensation expense of $237,000 and $288,000, respectively. For the nine months ended September 30, 2020 and 2019, we recorded compensation expense of $708,000 and $768,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $2.3 million as of September 30, 2020, which we expect to recognize over a weighted average vesting period of 1.93 years.

Stock Repurchase Program

On March 2, 2017, our Company's Board of Directors authorized Management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Class A Non-Voting Common Stock.  On March 14, 2019, the Board of Directors extended this stock buy-back program for two years, through March 2, 2021. On March 10, 2020, the Board increased the authorized amount by $25.0 million and extended it to March 2, 2022. At the present time, the amount available under the repurchase program authorization is $26.0 million.

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

Under the stock repurchase program, as of September 30, 2020, our Company had reacquired a total of 1,792,819 shares of Class A Non-Voting Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). 75,157 shares of Class A Non-Voting Common Stock were purchased during the quarter ended March 31, 2020 at an average price of $8.92 per share. No shares of Class A Non-Voting Common Stock were purchased during the quarters ended June 30, 2020 and September 30, 2020. This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 2, 2022. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30.

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

The components of lease expense are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$15	$40	$79	$121
Interest on lease liabilities	2	3	6	10
Operating lease cost	8,136	7,773	24,447	23,339
Variable lease cost	(1,747)	320	(2,428)	1,174
Total lease cost	$6,406	$8,136	$22,105	$24,644

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$86	$128
Operating cash flows for operating leases	10,190	22,988
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	179	5,760

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Operating leases
Operating lease right-of-use assets	$213,177	$229,879
Operating lease liabilities - current portion	21,411	20,379
Operating lease liabilities - non-current portion	206,415	223,164
Total operating lease liabilities	$227,826	$243,543
Finance leases
Property plant and equipment, gross	371	370
Accumulated depreciation	(246)	(165)
Property plant and equipment, net	$125	$205
Other current liabilities	50	93
Other long-term liabilities	80	116
Total finance lease liabilities	$130	$209

Other information
Weighted-average remaining lease term - finance leases	3	3
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.26%	5.13%
Weighted-average discount rate - operating leases	4.78%	4.86%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2020	$7,945	$15
2021	31,963	53
2022	31,961	43
2023	31,210	28
2024	29,368	—
Thereafter	162,035	—
Total lease payments	$294,482	$139
Less imputed interest	(66,656)	(9)
Total	$227,826	$130

As of September 30, 2020, we have additional operating leases, primarily for cinemas, that have not yet commenced operations of approximately $36.0 million. It is anticipated that these operating leases will commence between fiscal year 2020 and fiscal year 2021 with lease terms of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Components of lease income
Lease payments	$2,400	$2,246	$6,972	$6,819
Variable lease payments	97	302	(114)	898
Total lease income	$2,497	$2,548	$6,858	$7,717

The book value of underlying assets under operating leases from owned assets was as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Building and improvements
Gross balance	$68,630	$67,766
Accumulated depreciation	(21,874)	(20,220)
Net Book Value	$46,756	$47,546

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2020	$2,097
2021	8,202
2022	7,366
2023	6,563
2024	5,610
Thereafter	8,283
Total	$38,121

Note 18 – Hedge Accounting

As of September 30, 2020, and December 31, 2019, our Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	September 30,		December 31,
	2020		2019
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$217	Derivative financial instruments - current portion	$109
	Derivative financial instruments - non-current portion	266	Derivative financial instruments - non-current portion	233
Total derivatives designated as hedging instruments		$483		$342
Total derivatives		$483		$342

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and nine months ended to September 30, 2020 and September 30, 2019, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Quarter Ended September 30, 2020		Nine Months Ended September 30, 2020
		2020	2019	2020	2019
Interest rate contracts	Interest expense	$60	$18	$140	$42
Total		$60	$18	$140	$42

	Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Interest rate contracts	$60	$38	$282	$253
Total	$60	$38	$282	$253

	Loss Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Interest expense	$60	$18	$141	$42
Total	$60	$18	$141	$42

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

As of September 30, 2020, and December 31, 2019 we had derivative financial liabilities carried and measured at fair value on a recurring basis of $483,000 and $342,000 respectively.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2020
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$243,344	$—	$—	$247,617	$247,617
Subordinated debt	30,796	—	—	20,258	20,258
	$274,140	$—	$—	$267,875	$267,875

		Fair Value Measurement at December 31, 2019
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$177,942	$—	$—	$181,916	$181,916
Subordinated debt	31,276	—	—	22,132	22,132
	$209,218	$—	$—	$204,048	$204,048

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at September 30, 2020 and December 31, 2019.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of September 30, 2020, and December 31, 2019, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2020 and September 30, 2019.

Note 20 – Business Combinations

Devonport, Tasmania, Australia

On January 30, 2019, we purchased the tenant’s interest and other operating assets of an established four-screen cinema in Devonport, Tasmania, Australia, for $1.4 million. We commenced trading from this cinema site on January 30, 2019.

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

State Cinema Hobart, Tasmania, Australia

On December 3, 2019, we purchased the tenant’s interest and other operating assets of an established ten-screen cinema in Hobart, Tasmania, Australia, for $6.2 million. We commenced trading from this cinema site on December 5, 2019.

Our Company finalized its purchase price allocation in the first quarter of 2020. The total purchase price was allocated to the identifiable assets acquired based on our estimates of their fair values on the acquisition date. The identified assets include fixtures and equipment, the State Cinema brand, inventory and immaterial working capital balances. The determination of the fair values of the acquired assets (and the related determination of their estimated lives where depreciation is permitted) requires significant judgment. There were immaterial liabilities assumed, including certain gift card obligations.

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

Note 21 – Subsequent Events

As of the issue date, no material subsequent events were identified.

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

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

Adapting to the Impact of COVID-19

In the third quarter of 2020, several international and domestic jurisdictions continue, to varying degrees, reinstate their lockdowns due to the re-emergence of COVID-19, while others removed or loosened restrictions. These differing approaches, and the local and global affects that these may have, create an uncertainty that is expected to continue until the COVID-19 spread is considered materially contained or there is an approved vaccine.

Re-Starting Operations

Our Company has reopened the majority of its cinema operations as follows:

i.In Australia, by July 1, 2020, the majority of our cinemas had reopened with governmentally imposed physical distancing requirements and a number of new safety protocols. Our seven cinemas in Victoria opened briefly but were closed by government order due to a spike in COVID-19 cases in that State. The Victorian government recently announced that cinemas would be able to reopen due to a decrease in COVID-19 cases. We expect to reopen our remaining cinemas on November 11, 2020, with social distancing restrictions in place.

ii.In New Zealand, as of August 30, 2020, all of our cinemas had reopened, with the exception of our Reading Cinemas at Courtenay Central (which is temporarily closed due to seismic concerns), with no physical distancing requirements. We have implemented a variety of new safety protocols at these cinemas.

iii.In the United States, as of the date of this Report, 13 of our 24 theaters have reopened with an elevated set of cleaning protocols and new operating strategies, including physical distancing through reduced seat counts. We expect to announce opening dates for our other cinemas in the U.S. once local government authorities remove restrictions and new and compelling movies are available.

Our real estate business has been less impacted by the impact of the COVID-19 pandemic than our cinema business. In Australia, our Entertainment-Themed Centers (“ETCs”) at Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA), and Auburn Redyard (Sydney area, NSW) continue to be open for business through the third quarter of 2020. In the U.S., we began receiving rental revenue from our Culver City tenant in October 2020, and we also received some rental revenue related to our live theatre business in the third quarter of 2020. However, while our real estate assets comprise a significant portion of our asset value, they have historically been responsible for only approximately 9% of our revenues and 25% of our overall operating income.

Results Continue to be Impacted by COVID-19

In the third quarter of 2020, we continued to work with our landlords to extend rent abatements or deferrals. In most cases, we have been able to achieve abatements or deferrals from April to September of 2020, and in some cases, were able to negotiate further extensions, typically with no repayments until 2021, which will help preserve our Company’s liquidity. While no assurances can be given on future abatements or deferrals, with delays in movie releases and, consequently, theater reopenings, we will continue to negotiate additional occupancy relief. Our landlords understand that this is not a situation of our making and have generally been sympathetic to our situation. We believe that our relationships with our various landlords continue to be good.

As we have seen in the third quarter of 2020, the repercussions of the COVID-19 pandemic continue to drastically decrease our Company’s revenues and earnings. The lack of new product due to movie release schedule delays, the ongoing temporary closures of some of our cinemas, and our social distancing measures continued to materially adversely impact our third quarter 2020 cinema attendance. Naturally, during the period in which our cinemas remain closed and until new and compelling movies are available to draw customer back to cinemas, we will continue to experience a significant loss of revenue and negative operating income.

Our Company may continue to be significantly impacted by the COVID-19 pandemic even after all of our cinemas have reopened and film distributors resume distribution of new and compelling movies to theaters. The global economic impact of the COVID-19 pandemic has led to higher levels of unemployment in our operating jurisdictions and may lead to lower consumer spending in the near term. Physical distancing and increased cleaning protocols may also delay our ability to produce financial results at pre-COVID-19 pandemic levels.

Counter balancing to some extent the challenges posed by the COVID-19 pandemic on a moving-forward basis, is what we believe to be the ongoing desire of people to enjoy entertainment outside of their homes. While no assurance can be given, we believe that, as our society reopens, we will see cinemas once again return to their historic position as a principal source of outside-the-home entertainment, both in the U.S. and abroad.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 60 cinemas.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

For the last several years, we have consistently stated our belief that these two business segments complement one another, as we have used the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. Now, we are relying upon income from our real estate assets, and the imbedded value in those assets, to support our Company through the COVID-19 crisis. As we continue to navigate the uncertainty and challenges posed by the global COVID-19 pandemic, we are steadfast in our belief that this two-pronged, diversified international business strategy has supported the strength and long-term viability of our Company. We believe that our strong real estate base provides us with flexibility and asset strength not available to those of our competitors who only have cinema leasehold assets.

Key Performance Indicators

Two key performance indicators utilized by Management are EBITDA and food and beverage spend per patron (“SPP”). Due to the COVID-19 pandemic and the temporary closure of all of our cinema and live theatre operations in the U.S., Australia, and New Zealand for a substantial portion of the nine month period ended September 30, 2020, and due to the lower attendances resulting from social distancing requirements, the lack of new and compelling film product and the reticence of customers to participate in social gatherings with third parties, Management does not currently believe that a discussion of Reading’s key performance indicators will serve as a useful metric for stockholders. Management intends to resume providing a discussion of our key performance indicators in future filings.

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, Consolidated Theatres, and City Cinemas brands.

•in Australia, under the Reading Cinemas, the State Cinema, and the unconsolidated joint venture Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and the unconsolidated joint ventures Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of September 30, 2020.

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

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13-screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Real Estate Overview

We engage in the real estate business through the development and our ownership and rental or licensing to third parties of retail, commercial and live theatre assets. We own the fee interests in all of our live theatres and in 12 of our cinemas (as presented in the preceding table). Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

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

Cinema Exhibition

Our cinema revenue consists primarily of admissions, Food & Beverage (“F&B”), advertising, gift card purchases, theater rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expense consists of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs. Cinema revenues and expenses fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of our 2019 Form 10-K.

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

•Acquisition of a Dynamic Arthouse Cinema in Hobart, Tasmania, Australia: On December 4, 2019, we acquired the leasehold interest and other operating assets of the iconic State Cinema for $6.2 million (AU$9.0 million). This leasehold interest features 10 screens, a roof top cinema and bar, a large café, and a bookstore.

•Opened a new state-of-the-art six-screen Cinema in Melbourne, Australia: On December 5, 2019, we opened a six-screen Reading Cinemas in the Burwood Brickworks shopping center offering a TITAN LUXE with DOLBY ATMOS immersive sound, enhanced food and beverage offerings, and full recliner seating in all auditoriums.

•U.S. Refurbishments: In 2019 and 2020, we continued to invest in the refurbishment and enhancements of our existing cinemas, as contemplated by our strategic plan. During this period, three locations had significant refurbishment work performed: (i) our Consolidated Theatre in Mililani was renovated “top-to-bottom”, (ii) we converted an auditorium at our Reading Cinemas in Rohnert Park, California, to TITAN XC, and (iii) our Consolidated Theatre at the Kahala Mall in Hawaii had work commence in late 2019 on a top-to-bottom renovation, however, this renovation work continues to be suspended due to the COVID-19 shutdown.

•AU and NZ Refurbishments: In 2019 and 2020, we improved eight theaters. In Australia, we improved Chirnside Park, Dandenong, Harbour Town, Maitland, Rhodes, Waurn Ponds, and West Lakes. In New Zealand, we improved The Palms.

Cinema Pipeline

At the start of 2020, we continued with the renovation of our Consolidated Theatres at the Kahala Mall in Honolulu in the U.S. However, this renovation has been halted due to the governmental restrictions imposed due to the COVID pandemic. We do not have a definitive schedule for recommencing this renovation.

In Australia, we previously announced the construction of four new Reading Cinemas pursuant to Agreements to Lease: (i) Altona, VIC, (ii) Traralgon, VIC, (iii) Jindalee, QLD, and (iv) South City Square in Brisbane, QLD. We have an agreement with our Altona landlord in the State of Victoria to extend that cinema fit-out handover date. Based on our agreement, the potential opening date of that new cinema will likely be delayed until mid-2021. With respect to our Traralgon cinema in the State of Victoria, the landlord has been delayed in turning over the space for cinema fit-out and discussions about the tenancy and scheduling are ongoing. We do not anticipate that the cinema in Traralgon will open in 2020.

We also will be proceeding with the fit-out of a newly constructed Reading Cinemas in Jindalee (QLD), and expect that new cinema will open by the end of 2020.

We expect hand-over from the landlord of South City Square during 2021 with a 2022 opening.

Our focus with respect to new cinemas includes state-of-the-art projection and sound, luxury recliner seating, enhanced F&B (typically including alcohol service), and typically at least one major TITAN-type presentation screen. Our focus is on providing best-in-class services and amenities that will differentiate us from in-home and mobile viewing options. We believe that a night at the movies should be a special and premium experience and, indeed, that it must be able to compete with the variety of options being offered to consumers through other platforms.

We continue to focus on the rollout and enhancement of our proprietary online ticketing capabilities and social media interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experience and product that we are offering. We will also be focusing on post-COVID-19 technology improvements to facilitate improved social distancing and contactless experiences. Further, expanding our online capabilities, in the third quarter of 2020, we launched the online ordering of a limited F&B menu for our Angelika brand in the U.S. and will expand to other brands during the fourth quarter.

Cinema Closures

As of the end of the first quarter of 2020, all of our cinemas in the United States, Australia, and New Zealand were temporarily closed in accordance with the directions and recommendations of the relevant local, state, and federal authorities relating to the COVID-19 pandemic. As the COVID-19 pandemic outbreak has been largely contained in most areas in Australia and New Zealand, and the restrictions have been reduced by local government authorities, we have begun reopening. As of July 1, 2020, we had reopened our Australian cinema circuit, however, as of August 5, 2020, due to a spike in new COVID-19 cases, we had shut down all seven of our theaters in the state of Victoria. We expect to reopen our cinemas in the State of Victoria in Australia on November 11, 2020. As of August 30, 2020, we had reopened our New Zealand circuit except for our Reading Cinemas at Courtenay Central, which continues to be closed due to seismic concerns. In the U.S., as of the date of this Report, we had reopened 13 of our 24 theaters. We expect to announce reopening dates for our other cinemas in the U.S. once local government restrictions permit the opening of movie theaters and new film product is available.

In January 2019, we temporarily closed our Courtenay Central cinema in Wellington, New Zealand. This temporary closure is related to seismic concerns and is currently ongoing. While we have continued, during the COVID-19 pandemic, to advance our planning for the center, and have continued conversations with consultants, potential tenants, and city representatives, given the uncertainty surrounding the COVID-19 pandemic, we have no fixed time frame for the commencement of the redevelopment of this property.

During the second quarter of 2019, our Company’s management agreement for the operation of the 86th Street Cinema in New York City terminated due to the expiration of the underlying lease. Additionally, during the third quarter of 2019, the leases underlying our historically profitable Paris Theatre and Beekman Theatre in New York City both expired. We were unable to obtain extensions or new leases for these cinemas on commercially reasonable terms.

In December 2019, we temporarily closed our Consolidated Theatres at the Kahala Mall in Honolulu for a top-to-bottom renovation, a closure that is currently ongoing. The renovation has not yet been completed, and our construction has been effectively halted by the governmental restrictions imposed on us in reaction to the COVID-19 pandemic. When reopened, the theatre will feature recliner seating throughout along with a state-of-the-art kitchen and an elevated F&B menu.

Some of our cinemas have encountered new competition, and we believe that others will benefit from planned refurbishment and upgrading. The scope, extent, and timing of such refurbishment and upgrading will be necessarily impacted by our need to preserve capital and liquidity while we work through the various challenges posed by the ongoing COVID-19 pandemic.

Upgrades to our Film Exhibition Technology and Theater Amenities

As previously discussed, we continue to focus on areas of the well-established cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders. In order to meet our changing role in the entertainment industry, we have invested both in the upgrading of our existing cinemas and the development of new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service), and luxury recliner seating. As of September 30, 2020, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	60	498
IMAX	1	1
TITAN XC and LUXE	24	29
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	14	33
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	26	161
Liquor Licenses (5)	35	n/a

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

(3)Spotlight Service: Our first dine-in cinema concept in the U.S. at Reading Cinemas in Murrieta, California. Six of our 17 auditoriums at this theater feature waiter service before the movie begins with a full F&B menu, luxury recliner seating, and laser focus on customer service.

(4)Upgraded Food & Beverage Menu: Features an elevated F&B menu including a menu of locally inspired and freshly prepared items that go beyond traditional concessions, which we have worked with former Food Network executives to create. The elevated menu also includes beer, wine and/or spirits at most of our locations.

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each theater auditorium. For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages. As of September 30, 2020, we have pending applications for additional liquor licenses for six theaters in the U.S., two in New Zealand, and one in Australia.

Real Estate

As of September 30, 2020, our operating properties consisted of the following:

•Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA), Auburn Redyard (Sydney area, NSW), and Courtenay Central (Wellington area, NZ);

•two single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theatre complex (including the accompanying ancillary retail and commercial tenants) in Chicago (The Royal George);

•our worldwide headquarters’ building in Culver City, California and our Australian corporate office building in Melbourne, Australia; and

•the ancillary retail and commercial tenants at some of our non-ETC cinema properties.

At the start of the spread of the COVID-19 pandemic, varied trading restrictions, some enforced by the government, affected many of our tenants at our properties, including Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA), Auburn Redyard (Sydney area, NSW), and Courtenay Central (Wellington area, NZ). Although there were varied trading restrictions, most of these properties remained open for business through the COVID-19 crisis. As of the date of this Report, the majority of our tenants are currently open for business at our Australian and New Zealand properties with new health and safety measure in place. Most of the rentable retail portions of our Courtenay Central location in New Zealand continue to be closed since January 2019 due to seismic concerns.

In addition, we have various parcels of unimproved real estate held for development in Australia and New Zealand and certain unimproved land in the U.S., including some that were used in our legacy activities.

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

•Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It is now anticipated that the transaction will close on or about May 31, 2021. On March 12, 2020, we amended the original agreement to (i) extend the term of the lease to January 31, 2022 and (ii) at the request of Sutton Hill Capital L.L.C. (“SHC”), in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, our Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us. That put right had previously expired on December 4, 2019. We are advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right. As the transaction is a related party transaction, it was reviewed and approved by our Board’s Audit and Conflicts Committee and supported by a third-party valuation, which showed substantial value in the option and, upon closing, will result in an annual rent savings of $590,000.

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

United States:

•Sepulveda Office Building (Culver City, U.S.) – On May 27, 2020, we leased on a multi-year basis the entire second floor of our headquarter building in Culver City, California (approximately 11,000 usable square feet) to WWP (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. On the date of the lease, possession of the space was turned over to WWP, which is responsible for building out its space. In October 2020, we began receiving rental income from the tenant.

•44 Union Square (New York City, U.S.) – Historically known as Tammany Hall, this building with approximately 73,113 square feet of net rentable area overlooks Manhattan’s Union Square. During the COVID-19 pandemic, New York City shutdown non-essential construction and business, including construction work at our site. However, the construction of the improvements necessary to obtain a core and shell temporary certificate of occupancy were substantially completed prior to the shutdown. On July 1, 2020, the site reopened for construction activities, and on August 31, 2020, we received a temporary certificate of occupancy for the core and shell of the building.

Our leasing team is now actively pursuing potential tenants and increasing leasing efforts. This building, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece glass dome, brings the future to New York’s fabled past and was awarded in 2020 the ENR New York’s Best Projects awards for Renovation/Restoration and for Safety. We believe 44 Union Square is attractive to potential tenants interested in both (i) operating in New York City and (ii) seeking to have greater control over the size and design of their spaces in a post-COVID-19 environment. It is one of a very limited number of “brandable” sites available for lease in New York City and can be delivered immediately upon the execution of leases.

•Minetta Lane Theatre (New York City, U.S.) – We have completed an initial feasibility study regarding the potential redevelopment of this property. Prior to COVID-19, our theatre was used by Audible, a subsidiary of Amazon, to present plays featuring a limited cast of one or two characters and special live performance engagements, which it recorded and made available to the public through the Audible streaming service. Due to COVID-19, no shows have been presented since March 2020 and the theatre remains closed to the public until further instruction from local government authorities.

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

New Zealand:

•Manukau/Wiri Land Rezoning (Auckland, New Zealand) – We continued to progress the infrastructure plans for our 64.0-acre property, which we previously re-zoned from agricultural to light industrial uses, and the remaining 6.4-acre property, zoned for heavy industrial use, each located in the highly sought after industrial market of Manukau/Wiri near the Auckland Airport.

In June 2020, the Auckland Council granted to us and the adjoining landowner, subject to certain conditions, certain consents required to construct certain infrastructure needed to take advantage of the new light industrial zoning.

Notwithstanding that the Auckland Airport recently announced that the COVID-19 pandemic may lead to an indefinite suspension of certain expansion plans, including the “Park and Ride” facility near our property, we continue to view the industrial property sector as being one of the most resilient in the current economic climate. We believe that the work completed to date has contributed to the overall value of our industrial land in Manukau/Wiri.

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

Corporate Matters

•Stock Repurchase Program – On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our 2017 stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extending the program to March 2, 2022. Through September 30, 2020, we have repurchased 1,792,819 shares of Class A Non-Voting Common Stock at an average price of $13.39 per share (excluding transaction costs). Of these, 75,157 shares were purchased during the nine months ended September 30, 2020, at an average price of $8.92 per share.

Due to the COVID-19 pandemic and its impact on our overall liquidity, our stock repurchase program has and will likely continue to take a lower capital allocation priority for the foreseeable future.

•Board Compensation and Stock Options Committee – Our Compensation and Stock Options Committee, in early 2020, determined to pay out no cash bonuses, with respect to 2019, to any Reading senior executives, including our CEO. As of today, no non-employee director RSUs or stock options have been issued in 2020. Our 2010 Stock Incentive Plan has now expired.

Our Financing Strategy

Prior to the interruptions to our revenues caused by the COVID-19 pandemic, we have used cash generated from operations and other excess cash, to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This has provided us with availability under our available loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we have reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary in the current circumstances. We completed amending and extending various financing arrangements less than two weeks prior to the COVID-19 government mandated shutdowns, which we believe has helped provide necessary liquidity to see us through the COVID-19 crisis.

In response to the COVID-19 pandemic, the closure of our theaters, and the trading restrictions placed on many of our real estate tenants at our ETCs, we had fully drawn-down on all our available operating lines-of-credit to provide future liquidity by the end of the first quarter of 2020. During Q3 2020, we paid down $5.8 million on our U.S. Credit Facility and have the ability to redraw these funds if Management deems necessary.

In order to address the impact of COVID-19, we have obtained certain modifications to our loan agreements with Bank of America, N.A., National Australia Bank, and Westpac New Zealand Limited to ensure future liquidity in light of the COVID-19 pandemic. These loan modifications included changes to some of the covenant compliance terms and waivers to certain covenant testing periods. We currently have no covenant breaches to which loan modifications or waivers to the covenant testing periods have not been obtained. To date it has not been necessary for us to seek modifications or waivers with respect to our other loan agreements, as we continue to be in compliance with the terms of such loan agreements without the need for any such modifications or waivers.

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

On August 7, 2020, we entered into a Waiver and Second Amendment to the Second Amended and Restated Credit Agreement (“Amendment”) modifying certain financial covenants within this credit facility and temporarily suspended the testing of certain other covenant tests through measurement period ending September 30, 2021. The testing of the financial covenant resumes for measurement period ending December 31, 2021. The modifications also include new covenants related to maintenance of certain liquidity levels. Under the Amendment, cash balances in excess of $3.0 million will be used to paydown the facility debt. However, this is not a reduction in that credit facility and, subject to the satisfaction of draw down requirements, will be available for re-borrowing. In addition to the covenant modifications, the interest rate on borrowings under this facility was fixed at 3.0% above the “Eurodollar” rate, which itself now has a floor of 1.0%. As of September 30, 2020, we had $5.8 million available under this credit facility. In regard to the line of credit, we also modified the interest rate, wherein the LIBOR portion of the rate now has a floor of 1.0%. Such modifications were not considered to be substantial under U.S. GAAP.

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC, our 75% subsidiary, increased its term loan with Valley National Bank to $25.0 million from $20.0 million, with an interest rate based on the greater of (i) the two year U.S. Treasury Rate plus 2.5% or (ii) 4.25%. The current interest rate used for the Valley National loan is 4.25%.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65%, respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. On September 15, 2020, Westpac waived the requirement to test certain covenants as of September 30, 2020.

Union Square Financing

44 Union Square, our property in Manhattan with 73,113 net rentable square foot of retail and office space, is in the lease-up phase with construction being complete (except for minor punch list items). Total debt against the property aggregates to $40.1 million. We are currently seeking take out financing for that property and, while no assurances can be given, we are optimistic that a refinancing freeing up substantial capital can be finalized this year.

Refer to Note 11 – Debt for additional information.

Please refer to our 2019 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2020 and September 30, 2019, respectively:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2020	September 30, 2019	Fav/ (Unfav)	September 30, 2020	September 30, 2019	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$7,339	66,663	(89)%	$54,866	$196,885	(72)%
Real estate	3,023	5,531	(45)%	9,928	16,525	(40)%
Inter-segment elimination	(171)	(1,808)	91%	(1,953)	(5,524)	65%
Total revenue	10,191	70,386	(86)%	62,841	207,886	(70)%
Operating expense
Cinema exhibition	(15,988)	(55,517)	71%	(73,722)	(163,797)	55%
Real estate	(1,909)	(2,225)	14%	(6,258)	(7,108)	12%
Inter-segment elimination	171	1,808	(91)%	1,953	5,524	65%
Total operating expense	(17,726)	(55,934)	68%	(78,027)	(165,381)	53%
Depreciation and amortization
Cinema exhibition	(3,845)	(4,271)	10%	(11,388)	(12,519)	9%
Real estate	(1,552)	(1,330)	(17)%	(4,127)	(4,061)	(2)%
Total depreciation and amortization	(5,397)	(5,601)	4%	(15,515)	(16,580)	6%
General and administrative expense
Cinema exhibition	(916)	(924)	1%	(3,074)	(2,854)	(8)%
Real estate	(406)	(491)	17%	(1,007)	(1,369)	26%
Total general and administrative expense	(1,322)	(1,415)	7%	(4,081)	(4,223)	3%
Segment operating income
Cinema exhibition	(13,410)	5,951	(>100)%	(33,318)	17,715	(>100)%
Real estate	(844)	1,485	(>100)%	(1,464)	3,987	(>100)%
Total segment operating income	$(14,254)	$7,436	(>100)%	$(34,782)	$21,702	(>100)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(215)	(103)	(>100)%	(634)	(288)	(>100)%
General and administrative expense	(2,906)	(4,493)	35%	(11,194)	(14,205)	21%
Interest expense, net	(2,379)	(1,871)	(27)%	(6,176)	(5,924)	(4)%
Equity earnings of unconsolidated joint ventures	(97)	220	(>100)%	(292)	581	(>100)%
Gain (loss) on sale of assets	(1)	(1)	nm	(1)	(1)	-%
Other income (expense)	10	141	(93)%	(186)	190	(>100)%
Income before income taxes	(19,842)	1,329	(>100)%	(53,265)	2,055	(>100)%
Income tax benefit (expense)	490	(528)	>100%	5,070	(1,101)	>100%
Net income (loss)	(19,352)	801	(>100)%	(48,195)	954	(>100)%
Less: net income (loss) attributable to noncontrolling interests	(124)	(50)	(>100)%	(389)	(103)	(>100)%
Net income (loss) attributable to RDI common stockholders	$(19,228)	$851	(>100)%	$(47,806)	$1,057	(>100)%
Basic earnings (loss) per share	$(0.88)	$0.04	(>100)%	$(2.20)	$0.05	(>100)%

Consolidated and Non-Segment Results:

Third Quarter and Nine Months Net Results

Net income attributable to RDI common stockholders for the quarter ended September 30, 2020 decreased by $20.1 million, to a loss of $19.2 million, when compared to the same period in the prior year, and basic EPS decreased by $0.92, to a loss of $0.88 for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. Revenue for the quarter ended September 30, 2020 decreased by 86%, or $60.2 million, to $10.2 million compared to the same period prior year. These decreases are mainly attributable to the ongoing temporary closure of a portion of our cinemas since the first quarter of 2020 as a result of COVID-19.

For the nine months ended September 30, 2020, net income attributable to RDI common stockholders decreased by $48.9 million, to a loss of $47.8 million, compared to the same period prior year. Basic EPS for the nine months ended September 30, 2020 decreased by $2.25, to a loss of $2.20 compared to the nine months ended September 30, 2019. Revenue for the nine months ended September 30, 2020 decreased by 70%, or $145.0 million, to $62.8 million compared to the same period prior year. These shifts are largely due to the temporary closure of our cinemas in the United States, Australia, and New Zealand as a result of COVID-19 in March of 2020.

In our Real Estate segment, occupancy across our centers was over 90% in Australia and 77% in New Zealand for our third-party tenants as of September 30, 2020. Most tenants are trading with no further restrictions as a result of the stringent actions taken early on by the Australian and New Zealand governments in response to the pandemic.

With respect to the third quarter, net loss attributable to RDI common stockholders was compounded by the strengthening value of the U.S. dollar when compared to the Australian and New Zealand dollars to the same periods for the prior year.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended September 30, 2020 decreased by 35%, or $1.6 million, to $2.9 million compared to the same period in the prior year. This decrease is mainly attributable to the affirmation on appeal by the Nevada Supreme Court of a $0.8 million costs judgment entered in favor of our Company in the James Jr. Cotter derivative litigation. The decrease was further impacted by (i) savings in payroll costs as a result of the wage subsidy programs and reduction in corporate staff, (ii) reduced costs related to corporate airfare and travel as a result of COVID-19 travel restrictions, and (iii) a decrease in professional and legal services.

For the nine months ended September 30, 2020, non-segment general and administrative expense decreased by 21%, or $3.0 million, to $11.2 million compared to the nine months ended September 30, 2019 due to the affirmation on appeal by the Nevada Supreme Court of a $0.8 million costs judgment entered in favor of our Company in the James Jr. Cotter derivative litigation. Further, in Australia and New Zealand, we have enjoyed the benefits of wage subsidies provided by their respective government, which continue to cover a proportion of the costs of our corporate staff in Australia and which also covered a proportion of the corporate staff’s costs in New Zealand. While the wage subsidy program in New Zealand ended on August 25, 2020, the wage subsidy program in Australia has been extended to March 27, 2021.

Income Tax Benefit

Income tax benefit for the quarter and nine months ended September 30, 2020 increased by $1.0 million and $6.2 million, respectively, compared to the equivalent prior year period. The change between 2020 and 2019 is primarily related to tax benefits from the carryback of our Company’s 2019 net operating loss, as the result of The CARES Act, to 2015 and 2016 tax years where the federal tax rate was 35%, offset by an increase in valuation allowance in 2020. The carryback of the 2019 net operating loss and the refund claim for 100% of the remaining alternative minimum tax credit will result in a tax refund of approximately $5.1 million receivable at September 30, 2020.

Business Segment Results

As of September 30, 2020, we leased or owned and operated 60 cinemas with 498 screens, which includes our interests in certain unconsolidated joint ventures that total three cinemas with 29 screens. As of September 30, 2020, we also:

•have expanded into Tasmania acquiring a four-screen cinema in Devonport in the first quarter of 2019 and a ten-screen cinema (the State Cinema) in Hobart in the fourth quarter of 2019;

•have opened a three-screen pop-up in Lower Hutt located in the greater region of Wellington, New Zealand at the end of June 2019;

•have ended our management agreement related to the 86th Street Cinema in New York City due to the expiration of the underlying lease and closed our historically profitable Paris and Beekman theatres in New York City due to lease expirations;

•have launched our six-screen Reading Cinemas in Burwood, a suburb of Melbourne, Australia, in December 2019;

•owned and operated five ETCs located in Newmarket Village (a suburb of Brisbane), Belmont (a suburb of Perth), Auburn Redyard (a suburb of Sydney), and Cannon Park (in Townsville) in Australia, and Courtenay Central (in Wellington) in New Zealand;

•owned and operated our headquarters’ office building in Culver City (an emerging high-tech and communications hub in Los Angeles County) and, during the second quarter 2020, entered a multi-year lease with a corporate tenant for the entire second floor. We are currently in the tenant improvement phase and began receiving rental payments in October 2020;

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

•owned our Union Square development property with approximately 73,113 square feet of net leasable area comprised of retail and office space. The 44 Union Square is currently in the leasing phase, and we have received a temporary certificate of occupancy with respect to the core and shell work on August 31, 2020.

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuations in foreign currency exchange rates. During the third quarter of 2020, compared to the same period prior year, the Australian dollar and New Zealand dollar strengthened against the U.S. dollar by 4.4% and 2.1%, respectively.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2020 and September 30, 2019, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2020	% of Revenue	September 30, 2019	% of Revenue	September 30, 2020	% of Revenue	September 30, 2019	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$329	4%	$22,470	34%	$14,244	26%	$66,957	34%	(99)%	(79)%
	Food & beverage revenue	264	4%	11,606	17%	7,322	13%	34,304	17%	(98)%	(79)%
	Advertising and other revenue	214	3%	2,604	4%	3,016	6%	8,266	5%	(92)%	(64)%
		$807	11%	$36,680	55%	$24,582	45%	$109,527	56%	(98)%	(78)%
Australia	Admissions revenue	$2,877	39%	$15,603	23%	$15,625	28%	$46,219	23%	(82)%	(66)%
	Food & beverage revenue	1,530	20%	7,014	11%	7,286	13%	20,482	10%	(78)%	(64)%
	Advertising and other revenue	447	7%	1,662	2%	2,031	4%	4,617	3%	(73)%	(56)%
		$4,854	66%	$24,279	36%	$24,942	45%	$71,318	36%	(80)%	(65)%
New Zealand	Admissions revenue	$1,053	14%	$3,862	6%	$3,455	6%	$10,734	5%	(73)%	(68)%
	Food & beverage revenue	512	7%	1,618	2%	1,563	3%	4,549	2%	(68)%	(66)%
	Advertising and other revenue	113	2%	224	1%	324	1%	757	1%	(50)%	(57)%
		$1,678	23%	$5,704	9%	$5,342	10%	$16,040	8%	(71)%	(67)%

Total revenue		$7,339	100%	$66,663	100%	$54,866	100%	$196,885	100%	(89)%	(72)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(189)	3%	$(12,215)	18%	$(7,456)	14%	$(35,989)	18%	98%	79%
	Food & beverage cost	(173)	2%	(2,642)	4%	(2,180)	4%	(7,952)	4%	93%	73%
	Occupancy expense	(6,834)	93%	(6,655)	10%	(20,211)	37%	(20,487)	11%	(3)%	1%
	Other operating expense	(3,068)	42%	(11,674)	18%	(15,197)	27%	(33,237)	17%	74%	54%
		$(10,264)	140%	$(33,186)	50%	$(45,044)	82%	$(97,665)	50%	69%	54%
Australia	Film rent and advertising cost	$(1,121)	14%	$(7,456)	11%	$(6,728)	12%	$(21,764)	11%	85%	69%
	Food & beverage cost	(413)	6%	(1,326)	2%	(1,675)	3%	(3,847)	2%	69%	56%
	Occupancy expense	(932)	13%	(3,948)	6%	(6,619)	12%	(11,882)	6%	76%	44%
	Other operating expense	(1,742)	24%	(5,267)	8%	(8,269)	15%	(16,048)	8%	67%	48%
		$(4,208)	57%	$(17,997)	27%	$(23,291)	42%	$(53,541)	27%	77%	56%
New Zealand	Film rent and advertising cost	$(427)	6%	$(1,835)	3%	$(1,528)	3%	$(5,065)	3%	77%	70%
	Food & beverage cost	(108)	2%	(328)	0%	(328)	1%	(945)	0%	67%	65%
	Occupancy expense	(362)	5%	(891)	1%	(1,436)	2%	(2,602)	1%	59%	45%
	Other operating expense	(619)	8%	(1,280)	2%	(2,094)	4%	(3,979)	2%	52%	47%
		$(1,516)	21%	$(4,334)	6%	$(5,386)	10%	$(12,591)	6%	65%	57%

Total operating expense		$(15,988)	218%	$(55,517)	83%	$(73,721)	134%	$(163,797)	83%	71%	55%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,941)	26%	$(2,647)	4%	$(5,950)	11%	$(7,789)	4%	27%	24%
	General and administrative expense	(661)	9%	(480)	1%	(2,228)	4%	(1,516)	1%	(38)%	(47)%
		$(2,602)	35%	$(3,127)	5%	$(8,178)	15%	$(9,305)	5%	17%	12%
Australia	Depreciation and amortization	$(1,535)	21%	$(1,227)	1%	$(4,349)	8%	$(3,630)	2%	(25)%	(20)%
	General and administrative expense	(254)	3%	(384)	1%	(854)	1%	(1,238)	(0)%	34%	31%
		$(1,789)	24%	$(1,611)	2%	$(5,203)	9%	$(4,868)	2%	(11)%	(7)%
New Zealand	Depreciation and amortization	$(369)	5%	$(396)	1%	$(1,090)	2%	$(1,099)	1%	7%	1%
	General and administrative expense	(1)	1%	(61)	0%	8	(0)%	(100)	0%	98%	>100%
		$(370)	6%	$(457)	1%	$(1,082)	2%	$(1,199)	1%	19%	10%

Total depreciation, amortization, general and administrative expense		$(4,761)	65%	$(5,195)	8%	$(14,463)	26%	$(15,372)	8%	8%	6%
OPERATING INCOME (LOSS) – CINEMA
United States		$(12,059)	(164)%	$367	1%	$(28,640)	(52)%	$2,556	1%	(>100)%	(>100)%
Australia		(1,143)	(16)%	4,671	7%	(3,552)	(6)%	12,909	7%	(>100)%	(>100)%
New Zealand		(208)	(3)%	913	1%	(1,126)	(2)%	2,250	1%	(>100)%	(>100)%
Total Cinema operating income (loss)		$(13,410)	(183)%	$5,951	9%	$(33,318)	(60)%	$17,715	9%	(>100)%	(>100)%

Third Quarter Results

Cinema Segment operating income

Cinema segment operating income for the third quarter 2020 decreased by $19.4 million, to a loss of $13.4 million when compared to the same period in 2019. This large shift is due to the continued temporary closure of a portion of our cinemas due to the COVID-19 pandemic and the lack of film product. This decrease was reduced by the absence of internal rent expense from some of our fee-interest cinemas due to the COVID-19 shutdowns and the rent abatements from a number of our landlords.

Revenue

Cinema revenue decreased by 89%, or $59.3 million, to $7.3 million for the third quarter 2020, compared to the same period in 2019.

Below are the changes in our cinema revenue by market:

U.S. Cinemas

Cinema revenue decreased by 98%, or $35.9 million, to $0.8 million for the third quarter 2020, due to a 98% decrease in attendance related to the ongoing temporary closures of some of our U.S Cinemas since March of 2020, the postponement or removal from the release schedule of major motion pictures, each due to COVID-19, along with the temporary closure of our Consolidated Theatre at the Kahala Mall in Honolulu since December of 2019 for a top-to-bottom renovation. However, during the third quarter of 2020, results improved slightly as we reopened 11 of our 24 U.S. cinemas: four in Hawaii, five in California, one in Texas, and another in New Jersey.

Australia Cinemas

Cinema revenue decreased by 80%, or $19.4 million, to $4.9 million for the third quarter 2020, due to an 84% decrease in attendance related to the COVID-19 shutdowns, social distancing measures and a lack of motion pictures being released during this COVID-19 period by the major studios. Fortunately, due to proactive measures conducted by the Australian government, we have since reopened 16 of our 23 cinemas: six in New South Wales, four in Queensland, two in Western Australia, two in South Australia, and two in Tasmania. These decreases were offset by a favorable foreign currency exchange rate in the Australian dollar.

New Zealand Cinemas

Cinema revenue decreased by 71%, or $4.0 million, to $1.7 million for the third quarter 2020, due to a 72% decrease in attendance related to the COVID-19 shutdowns and a lack of a slate of motion pictures from the major studios. The New Zealand government has been the acclaimed world leader in suppressing the spread of COVID-19, and as such, has paved the way for our Company to reopen operations for our New Zealand circuit with the exception of Courtenay Central, which closed due to seismic concerns. These decreases were offset by a favorable foreign currency exchange rate in the New Zealand dollar.

Operating expense

Operating expense for the third quarter 2020, decreased by 71%, or $39.5 million, to $16.0 million, principally due to the ongoing temporary closures of some of our cinemas as a result of the COVID-19 pandemic. We have enjoyed the benefits of wage subsidies from the Australian and New Zealand governments. These benefits cover most of our cinema level personnel costs in Australia and virtually all of the costs of our cinema level personnel in New Zealand. While the wage subsidy program in New Zealand ended on August 25, 2020, the wage subsidy program in Australia has been extended to March 27, 2021. This operating expense decrease was also due to savings in internal and external rent abatements received in the third quarter of 2020 as a result of the COVID-19 pandemic.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the third quarter 2020, decreased by 8%, or $0.4 million, to $4.8 million, compared to the same period in 2019. This decrease is attributable to a reduction in depreciation expense for our U.S. cinemas digital projectors, which has been substantially depreciated by the end of 2019. These decreases have been offset by increases in depreciation expense related to the completion of our capital improvements placed into service along with the strengthening foreign currency exchange rates in the Australian and New Zealand dollars.

Nine Months Results

Cinema Segment operating income

Cinema segment operating income for the nine months ended September 30, 2020 decreased by $51.0 million, to a loss of $33.3 million when compared to the same period in 2019. This decrease is due to the ongoing temporary closure of some of our cinemas, reduced seating occupancy as a result of social distancing measures, and the changes to the release schedule by film distributors, which collectively led to a significant attendance drop since March 2020. This decrease was partially alleviated by (i) the reopening of a portion of our cinemas worldwide during the second and third quarters of 2020, (i) the absence of internal rent expense from some of our fee-interest cinemas due to the COVID-19 pandemic, and (iii) rent abatements received from a number of our landlords.

Revenue

Cinema revenue decreased by 72%, or $142.0 million, to $54.9 million for the nine months ended September 30, 2020 compared to the same period in 2019.

Below are the changes in our cinema revenue by market:

U.S. Cinemas

Cinema revenue decreased by 78%, or $84.9 million, to $24.6 million for the nine months ended September 30, 2020, due to a 79% decrease in attendance. These decreases were significantly due to the ongoing temporary closure of some of our U.S. Cinemas since March 2020 and the social distancing measures put in place as a result of the COVID-19 pandemic, the lack of a consistent and compelling movie slate from the major studios, the temporary closure of our Consolidated Theatre at the Kahala Mall in Honolulu since December of 2019 for renovations, and the closures of our 86th Street, Paris, and Beekman Theatres since mid-2019. These decreases were partially offset by the reopening of 11 of our 24 U.S. cinemas during the third quarter of 2020.

Australia

Cinema revenue decreased by 65%, or $46.4 million, to $24.9 million for the nine months ended September 30, 2020, due to a 68% decrease in attendance. These decreases were significantly due to the ongoing temporary closures of some of our cinemas in Australia as a result of the COVID-19 pandemic and the lack of a consistent and compelling movie slate from the major, partially offset by the reopening of 16 of our 23 Australian cinemas in the second and third quarters of 2020. These results were further impacted by strengthening of the U.S. dollar when compared to the Australian dollar.

New Zealand

Cinema revenue decreased by 67%, or $10.7 million, to $5.3 million for the nine months ended September 30, 2020, due to a 67% decrease in attendance. These decreases were significantly due to the temporary closures of our cinemas in New Zealand as a result of the COVID-19 pandemic and the lack of a consistent and compelling movie slate from the major, partially offset by the reopening of our cinemas in New Zealand in June of 2020, excluding Courtenay Central, which remains closed due to seismic concerns. These results were further impacted by strengthening of the U.S. dollar when compared to the New Zealand dollar.

Operating expense

Operating expense for the nine months ended September 30, 2020, decreased by 55%, or $90.1 million, to $73.7 million. The temporary closures of our cinemas ultimately led to employee terminations in late March in the U.S. resulting in a reduction in labor costs. Conversely, in Australia and New Zealand, we did not need to terminate employees as we have enjoyed the benefits of wage subsidies provided by their respective governments, which have covered, and in Australia continue to cover, virtually all of the costs of our cinema level personnel. While the wage subsidy program in New Zealand ended on August 25, 2020, the wage subsidy program in Australia has been extended to March 27, 2021. This decline was also due to savings in internal and external rent abatements received in the second and third quarters of 2020 as a result of the COVID-19 pandemic.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2020, decreased by 6%, or $0.9 million, to $14.5 million, compared to the same period in 2019. This decrease is attributable to a reduction in depreciation expense for our U.S. cinemas digital projectors, which has been substantially depreciated by the end of 2019. The decrease was partially offset by the foreign exchange movements in Australia and New Zealand.

Real Estate

The following table details our real estate segment operating results for the quarter and nine months ended September 30, 2020 and September 30, 2019, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2020	% of Revenue	September 30, 2019	% of Revenue	September 30, 2020	% of Revenue	September 30, 2019	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$106	4%	$955	17%	$888	9%	$2,721	16%	(89)%	(67)%
	Property rental income	125	4%	51	1%	277	3%	152	1%	>100%	82%
		231	8%	1,006	18%	1,165	12%	2,873	17%	(77)%	(59)%
Australia	Property rental income	2,562	84%	3,905	71%	8,050	81%	11,873	72%	(34)%	(32)%
New Zealand	Property rental income	230	8%	620	11%	713	7%	1,779	11%	(63)%	(60)%

Total revenue		$3,023	100%	$5,531	100%	$9,928	100%	$16,525	100%	(45)%	(40)%
OPERATING EXPENSE
United States	Live theatre cost	$(140)	5%	$(323)	6%	$(612)	6%	$(920)	6%	57%	33%
	Property cost	(127)	4%	(147)	3%	(944)	10%	(461)	3%	14%	(>100)%
	Occupancy expense	(240)	8%	(74)	1%	(561)	5%	(353)	1%	(>100)%	(59)%
		(507)	17%	(544)	10%	(2,117)	21%	(1,734)	10%	7%	(22)%
Australia	Property cost	(653)	22%	(619)	11%	(1,733)	17%	(2,107)	13%	(5)%	18%
	Occupancy expense	(400)	13%	(669)	12%	(1,353)	14%	(2,024)	12%	40%	33%
		(1,053)	35%	(1,288)	23%	(3,086)	31%	(4,131)	25%	18%	25%
New Zealand	Property cost	(239)	8%	(284)	5%	(738)	7%	(849)	5%	16%	13%
	Occupancy expense	(111)	3%	(109)	2%	(317)	4%	(394)	3%	(2)%	20%
		(350)	11%	(393)	7%	(1,055)	11%	(1,243)	8%	11%	15%

Total operating expense		$(1,910)	63%	$(2,225)	40%	$(6,258)	63%	$(7,108)	43%	14%	12%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(385)	13%	$(196)	4%	$(791)	8%	$(584)	4%	(96)%	(35)%
	General and administrative expense	(211)	7%	(54)	1%	(601)	6%	(392)	2%	(>100)%	(53)%
		(596)	20%	(250)	5%	(1,392)	14%	(976)	6%	(>100)%	(43)%
Australia	Depreciation and amortization	$(925)	31%	$(892)	16%	$(2,633)	27%	$(2,729)	17%	(4)%	4%
	General and administrative expense	(187)	6%	(320)	6%	(429)	4%	(860)	5%	42%	50%
		(1,112)	37%	(1,212)	22%	(3,062)	31%	(3,589)	22%	8%	15%
New Zealand	Depreciation and amortization	(242)	8%	(243)	4%	(703)	7%	(748)	4%	-%	6%
	General and administrative expense	(7)	0%	(116)	2%	23	(0)%	(117)	1%	94%	>100%
		(249)	8%	(359)	6%	(680)	7%	(865)	5%	31%	21%
Total depreciation, amortization, general and administrative expense		$(1,957)	65%	$(1,821)	33%	$(5,134)	52%	$(5,430)	33%	(7)%	5%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(872)	(29)%	$212	4%	$(2,344)	(24)%	$163	1%	(>100)%	(>100)%
Australia		397	13%	1,405	25%	1,902	19%	4,153	25%	(72)%	(54)%
New Zealand		(369)	(12)%	(132)	(2)%	(1,022)	(10)%	(329)	(2)%	(>100)%	(>100)%
Total real estate operating income (loss)		$(844)	(28)%	$1,485	27%	$(1,464)	(15)%	$3,987	24%	(>100)%	(>100)%

Third Quarter Results

Real Estate Segment Income

Real estate segment operating income decreased by $2.3 million, to a loss of $0.8 million for the quarter ended September 30, 2020 compared to September 30, 2019, due to lower intercompany rent revenue from our fee-interest cinemas and rent abatements provided to tenants as a result of the COVID-19 pandemic. Moreover, because the government prohibited live stage presentations in indoor venues in the U.S., our live theatre rental income declined. However, these results were offset by a favorable foreign currency movement in Australia.

Revenue

Real estate revenue for the third quarter of 2020 decreased by 45%, or $2.5 million, to $3.0 million compared to the third quarter of 2019, primarily due to the ongoing pandemic which resulted in the temporary closure of our U.S. Live Theatres and the issuance of rent abatements to certain third party Australian tenants. The decrease was further caused by the vacating of a tenant at our Courtenay Central site in March 2020 and the decision by our Real Estate division to abate intercompany rent payable by Reading Cinemas as anchor tenants at our ETCs in response to the closures and revenue reductions caused by COVID-19. The results were partially offset by the strengthening foreign currency exchange rate in the Australian and New Zealand dollars.

Referring to our Australian real estate revenue, a federal government Code of Conduct was prepared at the end of the first quarter of 2020 intended to function as guidance for landlords and tenants when negotiating rent relief. Initially this Code of Conduct was taken to be ‘best practice’, but during the second quarter of 2020, state governments signed into law their own rent relief legislation which, to varying degrees, drew upon the Code of Conduct as well as incorporated other legislative requirements at a state’s own discretion. Consistent across the Australian states is legislation regarding the measurement of rent relief by way of abatement and/or deferral and is measured against declines in sales volumes over the period in which a tenant is impacted by COVID-19.

Operating Expense

Operating expense for the quarter ended September 30, 2020 decreased by 14%, or $0.3 million, to $1.9 million, compared to the third quarter ended September 30, 2019, due to the ongoing temporary closures of our Live Theatre business unit and rent abatements from our landlord in Australia. Throughout the third quarter of 2020, all capital costs and many operating expenses were significantly reduced, and various projects and maintenance works were postponed. In addition, our operating expenses were reduced as we brought in-house certain property management functions that were earlier outsourced. In Australia, various State Revenue Offices (SRO) implemented support measures for commercial landlords whereby land tax relief was provided, and continues to provide, by way of a percentage of land tax waiver. This decrease was further impacted by the strengthening U.S. dollar when compared to the Australian and New Zealand dollars.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2020 increased 7%, or $0.1 million, to $2.0 million compared to the third quarter ended September 30, 2019 due to increases in depreciation expense related to the completion of our capital improvements placed into service.

Nine Month Results

Real Estate Segment Income

Real estate segment operating income decreased by $5.5 million, to a loss of $1.5 million for the nine months ended September 30, 2020, compared to the same period in 2019. This decrease is attributable to the ongoing temporary closures of our U.S. Live Theatres, lower internal rent revenue from our fee-interest cinemas, and the rent abatements provided to our third-party tenants as a result of the COVID-19 pandemic.

Revenue

Real estate revenue for the nine months ended September 30, 2020 decreased by 40%, or $6.6 million, to $9.9 million, due to (i) internal and external rent abatements, (ii) rent abatements provided to our third party tenants, (iii) the ongoing temporary closure of our Live Theatres, and (iv) the vacating of a tenant at our Courtenay Central property in March of 2020. This decrease was further impacted by the strengthening U.S. dollar when compared to both the Australia and New Zealand dollars.

Operating Expense

Operating expense for the nine months ended September 30, 2020 decreased by 12%, or $0.9 million, to $6.3 million, due to (i) the ongoing temporary closures of our Live Theatre business unit, and (ii) a decrease in occupancy expense in our Australia and New Zealand segments, primarily caused by foreign-owner surcharge forgiveness in Queensland, Australia for the twelve months ended June 30, 2020 as part of the Australian government’s COVID-19 relief program. This decrease was offset by the strengthening U.S. dollar when compared to the Australian and New Zealand dollars.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2020 decreased by 5%, or $0.3 million, to $5.1 million, driven by general and administrative expense reductions in Australia, while depreciation remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

The coronavirus outbreak has materially adversely affected the economies (and cinema exhibition in particular) of the United States, Australia, and New Zealand. Outbreaks of COVID-19 caused cinemas and other public assembly venues to close in March of 2020. Certain major studios have announced the delayed release of major motion pictures into 2021 and beyond. Consequently, the delayed releases of major motion pictures will push revenues into later quarters, thereby reducing our full year revenues, and may accelerate our decisions to consider more permanent reductions of operational levels at our cinemas. However, even if such film product is forthcoming, operating revenues may continue to be adversely impacted by ongoing governmental restrictions, social distancing requirements, the adoption and implementation of new sanitization protocols, and potential hesitancy of patrons to return to public indoor venues.

With respect to our home office employees, our Company’s home offices in Culver City, CA, New York City, NY, and Melbourne, Australia are closed as of the date of filing of this Report, with employees working from home. In regard to our office in Wellington, New Zealand, our temporary office space lease has expired and our staff are currently working from home.

In response to uncertainties associated with the outbreak of the COVID-19 pandemic and its impact on our Company’s business, Management had drawn down the available operating borrowing capacity in the first quarter of 2020 and continued to maintain those borrowing levels through the second quarter. As part of our expense reduction, in this case interest expense, we paid down $5.8 million on the Bank of America revolving credit facility during the third quarter of 2020. These funds are, however, now available to be drawn under this facility. Total outstanding borrowings were $274.1 million at September 30, 2020. Our Company’s use of these funds is in some ways limited due to limitations on the expatriation of funds from Australia and New Zealand to the United States and limitations on our use of the proceeds from our $55.0 million Bank of America Credit Facility for purposes unrelated to our U.S. cinema activities.

The impact of the COVID-19 pandemic on our business has reduced our liquidity and our Management, consequently, has postponed, or reprioritized capital expenditures based on assessments of conditions and liquidity requirements.

Our bank loans with the Bank of America, NAB, and Westpac require that our Company comply with certain covenants. The longer the COVID-19 pandemic and the associated limitations (both legal and practical) on our business exist, the more likely it becomes, in the absence of other actions by our Company, that we will be unable to continue to comply with these covenants. However, in such an event, our Company expects (but no assurances can be given) to be able to obtain an amendment or waiver from its lenders. We believe that our lenders understand that the current situation is not of our making, that we are doing everything that can reasonably be done, and that our relationship with our lenders is good. In the absence of such waivers, it is our current intention to look to our real estate assets to provide needed liquidity. Our 44 Union Square property in Manhattan with 73,113 net rentable square foot retail and office space, is in the lease-up phase following completion of construction (except for minor punch list items). Total debt against that property aggregates to $40.1 million. We are currently seeking takeout financing for that property and, while no assurances can be given, are optimistic that the Union Square Refinancing Plan will free up substantial capital and can be finalized this year. Our 202-acre Coachella property is unencumbered. That property is currently zoned for residential and mixed-use purposes. Our 70+ acre Manukau/Wiri industrial property (next to the Auckland Airport) is likewise unencumbered. Unlike pure cinema exhibition companies, we own the fee interest under all of our Live Theatres and underlying 12 of our cinemas.

Prior to the COVID-19 pandemic, our cinema exhibition business plan had been to enhance our current cinemas where it was financially reasonable to do so; develop our specialty cinemas in select markets; expand our F&B offering, and continue on an opportunistic basis, to identify, develop, and acquire cinema properties that allow us to leverage our cinema expertise over a larger operating base. This continues to be our plan once we are able to fully reopen, subject to liquidity constraints.

We continue to advance most of our real estate initiatives as these are, generally speaking, still in the planning stage and, as a result, less impacted than projects in their construction phase. We, fortunately, have only two projects in a construction phase – the redevelopment of our 44 Union Square property in Manhattan and the refurbishment of our Consolidated Theatre at the Kahala Mall in Honolulu. 44 Union Square is in the lease-up phase following completion of construction (except for minor punch list items). We anticipate that our Consolidated Theatre at the Kahala Mall will reopen for business a few weeks after construction is completed, which should follow a few months of work on re-commencement of construction after relaxation of COVID-19 related Hawaiian government restrictions.

Our pre-COVID-19 business plan with respect to the Real Estate segment of our business was to continue the build-out of our Newmarket Village and Auburn ETCs in Australia; to master-plan and consider the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition and food & beverage; in Manukau/Wiri, New Zealand, to develop in concert with other major landowners, the infrastructure needed to support the construction of income-producing light industrial improvements; to reassess and master-plan our Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets. Currently, we have determined to postpone further consideration of any redevelopment of our Cinemas 1,2,3 property until we better understand the impact of the COVID-19 pandemic on our assets and the market. However, we continue to advance the planning of our remaining projects.

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

At September 30, 2020, our consolidated cash and cash equivalents totaled $27.8 million. Of this amount, $8.8 million, $6.2 million, and $12.8 million were held by our U.S., Australian, and New Zealand operations, respectively. Due to the impact of COVID-19, we do not intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

Refer to Note 11 – Debt for additional information.

The changes in cash and cash equivalents for the nine months ended September 30, 2020 and September 30, 2019 are discussed as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019	% Change
Net cash provided by (used in) operating activities	$(28,008)	$10,797	(>100)%
Net cash provided by (used in) investing activities	(16,550)	(33,083)	50%
Net cash provided by (used in) financing activities	57,339	18,261	>100%
Effect of exchange rate changes on cash and cash equivalents	2,859	(394)	>100%
Increase (decrease) in cash and cash equivalents	$15,640	$(4,419)	>100%

Operating activities

Cash used in operating activities for the nine months ended September 30, 2020 increased by $38.8 million, to net cash used of $28.0 million driven by $51.3 million lower cash inflows from operating activities as well as a $12.4 million decrease in net operating assets.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2020 decreased by $16.5 million compared to the same period in 2019, to net cash used of $16.6 million. This decrease is primarily attributable to the completion of construction (except for minor punch list items) of our 44 Union Square property along with the suspension of our cinema refurbishment activities due to the COVID-19 shutdown when compared to the same period in 2019.

Financing activities

The $57.3 million net cash provided by financing activities during the nine months ended September 30, 2020 was related to $87.8 million of new borrowings, offset by $28.9 million of loan repayments. Proceeds from these new borrowings will be used towards working capital provided for ongoing operations in the U.S., Australia, and New Zealand during the COVID-19 pandemic.

On March 10, 2020, the Board increased the stock repurchase program capacity by $25.0 million and extended it to March 2, 2022. At September 30, 2020, there was $26.0 million of capacity remaining in that authorization. During the first nine months of 2020, we repurchased 75,157 shares of our Class A Non-Voting Common Stock, at an average price of $8.92. These purchases occurred in the first quarter of 2020. In view of the need to garner our financial resources, for the foreseeable future our stock repurchase program will likely take a lower capital allocation priority.

Prior to the COVID-19 pandemic, we have used cash generated from operations and other excess cash, to the extent not needed for any capital investment, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. As a part of our COVID-19 planning, we have determined to maintain significant cash balances, and have accordingly fully drawn-down on all our available operating bank lines. During the third quarter of 2020, we paid down $5.8 million on our U.S. Credit Facility with Bank of America and have the ability to redraw these funds if Management deems necessary.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the third quarter ended September 30, 2020 and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	September 30, 2020	2019	2018(3)	2017(2)(3)	2016(2)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$27,775	$12,135	$13,127	$13,668	$19,017
Unused borrowing facility	15,736	73,920	85,886	137,231	117,599
Restricted for capital projects(1)	9,936	13,952	30,318	62,280	62,024
Unrestricted capacity	5,800	59,968	55,568	74,951	55,575
Total resources at period end	43,511	86,055	99,013	150,899	136,616
Total unrestricted resources at period end	33,575	72,103	68,695	88,619	74,592
Debt-to-Equity Ratio
Total contractual facility	$289,876	$283,138	$252,929	$271,732	$266,134
Total debt (gross of deferred financing costs)	274,140	209,218	167,043	134,501	148,535
Current	40,890	37,380	30,393	8,109	567
Non-current	233,250	171,838	136,650	126,392	147,968
Finance lease liabilities	130	209	—	—	—
Total book equity	90,207	139,616	179,979	181,382	146,890
Debt-to-equity ratio	3.04	1.50	0.93	0.74	1.01
Changes in Working Capital
Working capital (deficit)(4)	$(74,848)	$(84,138)	$(56,047)	$(47,294)	$6,655
Current ratio	0.36	0.24	0.35	0.41	1.10
Capital Expenditures (including acquisitions)	$16,310	$47,722	$56,827	$76,708	$49,166

(1)This relates to the construction facilities specifically negotiated for: 44 Union Square redevelopment project, obtained in December 2016.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2020:

(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$40,269	$844	$24,309	$169,548	$293	$8,081	$243,344
Operating leases, including imputed interest	7,945	31,963	31,961	31,210	29,368	162,035	294,482
Finance leases, including imputed interest	15	54	43	27	—	—	139
Subordinated debt(1)	164	676	711	747	585	27,913	30,796
Pension liability	171	684	684	684	684	1,932	4,839
Estimated interest on debt (2)	2,952	7,898	7,157	5,328	1,568	3,683	28,586
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$51,516	$48,019	$64,865	$207,544	$32,498	$203,644	$608,086

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the nine months ended September 30, 2020.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the third quarter ended September 30, 2020.

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

FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995, including those related to the expected timing of the reopening of our cinemas and theatres; our belief regarding the attractiveness of the 44 Union Square project to potential tenants; our expectations regarding the commencement of rental income on our office building; our expectations regarding the resiliency of the industrial property sector in New Zealand; our expectations regarding our stock repurchase program; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds. Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared. No guarantees can be given that our expectation will in fact be realized, in whole or in part. You can recognize these statements by our use of words, such as “may,” “will,” “expect,” “believe,” and “anticipate” or other similar terminology.

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

Among the risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•with respect to our cinema operations:

•the adverse impact of the COVID-19 pandemic which resulted in the temporary shutdown of our global theaters beginning in March 2020, and the adverse effects such pandemic may continue to have on our anticipated cinema reopening dates and on the dates that public performances will resume in our live theatres in New York City and Chicago;

•the adverse effects of the COVID-19 pandemic on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•the adverse impact of the COVID-19 pandemic on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;

•the decrease in attendance at our cinemas and theatres after they have reopened due to (i) continued safety and health concerns, (ii) a change in consumer behavior in favor of alternative forms of entertainment, or (iii) additional regulatory requirements limiting our seating capacity;

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

•the impact of major movies being released directly to one of the multitude of streaming services available;

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

•the risk that California will adopt a split property tax regime resulting in material increases in our liability for pass through property taxes;

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

•the impact of the COVID-19 pandemic on real estate valuations in major urban centers, such as New York;

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

•expenses, Management and Board distraction, and other effects of the litigation efforts mounted by James Cotter, Jr. against our Company, including his efforts to cause a sale of voting control of our Company;

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

•the increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by theater and ETC closures;

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

At September 30, 2020, approximately 36% and 11% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $19.0 million in cash and cash equivalents. At December 31, 2019, approximately 37% and 10% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $4.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $1.6 million for the nine months ended September 30, 2020. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia and New Zealand. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. We have also historically paid management fees to the U.S. to cover a portion of our domestic overhead. The fluctuations of the Australian and New Zealand currencies, however, may impact our ability to rely on such funding for ongoing support of our domestic overhead.

In 2007, we issued subordinated Trust Preferred Securities denominated in U.S Dollars, and substantially deployed those funds in our New Zealand subsidiaries, thus exposing approximately 59% of New Zealand assets to currency risk. Those funds were returned to the U.S. parent company permanently and in full during 2019, and the New Zealand subsidiaries were released from liability under the Securities. Presently, we have no plans to make new borrowings in currencies other than the local currency.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of September 30, 2020 and December 31, 2019, the balance of cumulative foreign currency translation adjustments were approximately $6.5 million loss and $8.1 million gain, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $538,000 increase or decrease in our quarterly interest expense.

For further discussion on market risks, please refer to International Business Risks included in Item 2, Part 1 of this Form 10-Q.

Item 4 – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this Quarterly Report on Form 10-Q.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities and no repurchases of our common stock during the third quarter ended September 30, 2020.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

Item 1.01 Entry into a Material Definitive Agreement

We incorporate by reference the information contained in Note 11 - Debt of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this quarterly report relating to the respective amendment to our credit agreement with Westpac New Zealand Limited. Such description is only a summary of the material provisions of the respective amendment and does not purport to be complete and is qualified in its entirety by reference to the provisions in such amendment, a copy of which is attached to this report as Exhibits 10.1.

Item 6 – Exhibits

10.1	Letter of Variation dated September 15, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

 ____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: November 9, 2020

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: November 9, 2020

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer