Form 10-K
period 2020-12-31
READING INTERNATIONAL INC
filed 2021-03-31
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

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

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $75,993,611. As of March 30, 2021, there were 20,120,625 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive Proxy Statement for the 2021 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2020

The information in this Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K" or “2020 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the “Cautionary Statement Regarding Forward-Looking Statements”. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2020 Form 10-K.

PART I

Item 1 – Our Business

GENERAL

Reading International, Inc. (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, our “Company,” “Reading,” “we,” “us,” or “our”) was incorporated in 1999 incident to our reincorporation in the State of Nevada. Our class A non-voting common stock (“Class A Stock”) and class B voting common stock (“Class B Stock”) are listed for trading on the NASDAQ Capital Market (Nasdaq-CM) under the symbols RDI and RDIB, respectively. Our Corporate Headquarters is located in the “Silicon Beach” area of Los Angeles County, at 5995 Sepulveda Blvd, Suite 300, Culver City, California, United States 90230.

Our corporate website address is www.ReadingRDI.com. We provide, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission (the “SEC”) (www.sec.gov). The contents of our Company website are not incorporated into this report. Our corporate governance charters for our Audit and Conflicts Committee and Compensation and Stock Options Committee are available on our website.

BUSINESS DESCRIPTION

Synergistic Diversification and Branding

We are a diversified company focused on the development, ownership and operation of entertainment and real property assets in three jurisdictions: (i) United States (“U.S.”), (ii) Australia, and (iii) New Zealand. We group our businesses in two operating segments:

•Theatrical Motion Picture Exhibition (“Cinema Exhibition”), through our 61 cinemas.

•Real Estate, including real estate development and the rental or licensing of retail, commercial and live theatre assets comprised, as of the date of this Report, of approximately 10,308,000 square feet of land and approximately 824,000 square feet of net rentable area.

COVID-19 Impact, Company Response and Change in Business Strategy

Like many other companies operating in the outside-the-home segment of the entertainment industry, our results of operations for 2020 were materially adversely impacted by the COVID-19 pandemic. Due to COVID-19, our global cinemas were either (i) ordered to close by government order or (ii) if permitted to operate, suffered from reduced seating capacities and a lack of quality movies as the major studios and smaller film companies either postponed their movies to dates beyond 2020 or moved their movies to the home video market, streaming, or premium video on demand (“PVOD”) platforms. However, with respect to our Company, the adverse impacts of COVID-19 were somewhat buffered and mitigated by our “two business/three country” business strategy: cinemas and real estate in the U.S., Australia and New Zealand. While this strategy has benefited the Company for more than twenty years, it truly proved its worth in 2020 and during the first quarter of 2021.

We have been able to maintain our core assets and keep our key personnel in place as we reopen the majority of our cinemas and for when we reopen our live theatres to the public, which is currently estimated to be in the Fall of 2021. Generally speaking, our lenders and landlords continue to work with us, and we have not lost any of our cinemas or other assets to default. Our relationships with our film suppliers continue to be strong.

We have now monetized most of our raw land holdings. We sold our land in Manukau, New Zealand for $56.1 million, a $41.0 million gain on sale after costs to sell over its book value of $13.5 million. We sold our interest in our land in Coachella, California for $11.0 million, a $6.3 million gain on sale after costs to sell over its book value of $4.4 million. And, we are pursuing the monetization of other assets. Currently listed for sale are our Auburn Redyard property in Sydney, New South Wales Australia and our Royal George Theatre in Chicago, Illinois. We anticipate leasing back our Reading Cinema at Auburn Redyard.

Subject to capital availability and assuming a return to normal, we will once again put emphasis on developing and enhancing our real estate holdings, such as our Courtenay Central, Townsville and Newmarket ETCs, our Cinemas 1,2,3 and our Philadelphia Viaduct properties.

Australia and New Zealand weathered the COVID-19 pandemic better than the U.S. Consequently, we were able to reopen the majority of our cinemas in Australia and New Zealand in June 2020. While all of our cinemas that were able to open during this period suffered from a lack of movies from the major Hollywood studios, we were able to attract audiences in Australia and New Zealand by featuring movies produced locally in those markets and from Asia and Europe. Also, unlike the situation in the U.S., the approach to assistance to business was focused on the preservation of jobs in Australia and New Zealand and did not discriminate against publicly held cinema companies. Though we provided occupancy assistance to many of our third-party tenants, the results of our real estate operations in Australia and New Zealand remained relatively stable. On March 28, 2021, Queensland, Australia announced a 3-day snap lockdown, so two of our sites have been temporarily closed.

COVID-19 Impact on our Cinema Business

In March 2020, as a result of the COVID-19 pandemic, all of our cinemas in the United States, Australia, and New Zealand were temporarily closed by government mandate, ultimately causing a halt to our cinema income. While our cinema operations in Australia and New Zealand were less impacted by closures, with the first of our New Zealand cinemas reopening on May 27, 2020, approximately 65 days after the initial closure, and the first of our Australia cinemas reopening on June 10, approximately 80 days after the initial closure, these cinemas were later closed and reopened a number of times throughout the year as new outbreaks or stay-at-home orders were put in place. Due to government mandates, our Company was not able to reopen any of its U.S. cinema locations until August 21, 2020, approximately 158 days from the initial COVID-19 pandemic closure. However, even in those jurisdictions in which we were permitted to operate, we were (i) subject to density restrictions (which reduced the number of patrons allowed into our cinema auditoriums) and (ii) negatively impacted by decisions of the major Hollywood studios to either postpone the release of their movies to dates beyond 2020 or, as opposed to offering an exclusive theatrical window, move their movies directly or simultaneously to home video or streaming platforms. We were also adversely impacted by the increased costs associated with the enhanced cleaning protocols adopted to combat the COVID-19 virus.

As of the date of this Report, 86% of our global cinema circuit had reopened: 79% of our cinemas in the United States, 92% of our cinemas in Australia and 100% of our cinemas in New Zealand (apart from our Reading Cinemas at Courtenay Central, which remains temporarily closed due to seismic concerns).

However, even in those jurisdictions in which we have now been permitted to operate, we are still subject to some capacity restrictions, Hollywood studio release decisions, and additional protection costs.

Since reopening our cinemas, we are encouraged by our growing cinema admissions in Australia, New Zealand and Hawaii, and we are pleased with the Food & Beverage per caps currently being achieved in those markets. Also, at the time the COVID-19 pandemic hit, we were already taking steps in our circuit to deal with competition from streaming by improving the quality of our cinema offering (luxury recliner seating, presentation screens and premium sound) and improving the quality and range of our Food & Beverage programs.

With the development of and distribution of a variety of vaccines, and a government focus on reopening the social aspects of our lives, we anticipate that the impact of the COVID-19 pandemic on our results of operation will be a passing event, and that we will ultimately return to results that resemble those of the pre-pandemic era.

COVID-19 Impact on our Real Estate Business

The majority of our tenants in our Australia and all of our tenants in our New Zealand real estate businesses are currently open for trading. We have, to varying degrees, and as required by regulation, supported certain tenants with rent abatements and deferrals, and may continue to do so until we believe that such tenants are in a position to fully perform their obligations despite COVID-19 impacts.

In the U.S., currently the majority of our real estate income is generated by rental revenue from our live theatres which are licensed to third party producers. While these venues have been closed to public performances, we negotiated payment arrangements with certain producers, and generated limited income from these assets.

During the COVID-19 pandemic we substantially completed construction of our 44 Union Square redevelopment project in Manhattan and obtained and have subsequently, maintained a core and shell temporary certificate of occupancy. The property is now ready for tenant occupancy, however, COVID-19 has severely constrained leasing activity in Manhattan. Unfortunately, this disruption to the leasing market impacted our ability to renew our 44 Union Square construction loan or to obtain a new loan on acceptable terms. As a result, we elected to refinance on a short-term bridge basis using internally generated funds through a New Zealand affiliate. We are currently working on a refinancing of the property and, while no assurances can be given, based on current facts and circumstances, we are optimistic that the refinancing, which will free up substantial capital, can be finalized in the second quarter of 2021.

Our Strategic approach to COVID-19 pandemic related Issues

In response to the COVID-19 pandemic, we took a number of significant steps to preserve our liquidity and we modified our business strategy to ensure our long-term viability in a way that would not have a dilutive impact on our stockholders or overleverage our Company. These actions, included, without limitation, the following:

•To address the venue shutdowns in the U.S., we terminated most of our hourly U.S. cinema and live theatre level staff. We regret being forced into this position, but we were not eligible for Paycheck Protection Program (“PPP”) funding.

•In Australia and New Zealand, we were able to keep our cinema level staff substantially in place, due to governmental assistance provided to our employees for which we did qualify (i.e. JobKeeper Payment program in Australia and the Wage Subsidy Scheme in New Zealand).

•Across our global cinema circuit, in 2020 we negotiated abatement and/or deferral arrangements with substantially all of our cinema landlords. During the first quarter of 2021, and in light of our continuing liquidity challenges, and in order to establish our long-term viability, we have continued to negotiate with our landlords to reach accommodations to abate or defer a substantial portion of our rent obligations.

•We suspended non-essential operating expenditures.

•Where possible, we reduced utilities and essential operating expenditures to minimum levels necessary while our venues were closed or operating on a limited basis.

•We terminated or deferred all non-essential capital expenditures to minimum levels.

•We introduced an improved cash management process, with enhanced Treasury funding approvals.

•We entered discussions with our lenders in the U.S., Australia and New Zealand and obtained waivers of certain financial tests and/or suspensions of various financial covenants.

•We upgraded our cinema air filtration systems, installed partitions, and equipped our employees with personal protection equipment. And, we have adopted enhanced cleaning protocols.

•We upgraded our mobile platforms to allow our cinema guests to (i) reserve and buy tickets in a way that automatically creates social distancing and (ii) in the U.S., order Food & Beverage online.

•As discussed in greater detail below, we monetized our principal non-income producing raw land holdings and have listed for sale certain of our operating assets.

From a corporate G&A perspective, we:

•Implemented measures to reduce corporate-level employment costs, including (i) reducing the salaries of our CEO and Executive Vice President – Real Estate Management and Development – NYC, (ii) deferring Company 401(k) matching contributions, (iii) eliminating cash bonuses for senior management for 2019 and 2020, and (iv) eliminating certain corporate-level positions to reduce our overall G&A expense.

•Suspended travel and entertainment expenses.

•Took advantage, in the U.S. and internationally where we were eligible, of available forms of governmental assistance including but not limited to payroll subsidies and tax benefits. We will continue to seek any available potential benefits under future government programs for which we qualify domestically and internationally. In the U.S., because of our status as a public company, we are not eligible for funding under the Shuttered Venue Operators Grant program or the PPP. We believe that our ineligibility on this basis violates the spirit of the U.S. legislation that was passed.

In addition, during the COVID-19 pandemic period, we worked to develop new streams of income:

•We launched our new art focused streaming service, Angelika Anywhere.

•In the U.S., we developed special programs to allow socially distanced friends & family screenings, and access to our screens for gaming purposes.

•We developed a Cinema Eats at Home program whereby guests can enjoy cinema popcorn, food or treats at home through a food delivery service (i.e. Uber Eats) or pick up.

Historically, we have used the cash flow from our cinemas to build our real estate asset base. But, one of the benefits of diversification is, that when the need arises, we can reverse that flow. In 2020 and into the first quarter of 2021, we looked to our real estate assets to assist supporting the rest of our Company’s operations and took steps to monetize certain non-core real estate assets. These are assets which have not suffered a decline in value due to the COVID-19 pandemic and command values substantially in excess of their Net Book Value. More specifically:

•On March 4, 2021, we sold our two industrial properties adjacent to the Auckland Airport in Manukau/Wiri in New Zealand, representing 70.4 acres, for NZ $77.2 million (US$56.1 million) (recognizing a gain on sale after costs to sell of NZ$56.3 million (US$41.0 million) over our NZ$18.7 million (US$13.5 million) Net Book Value). As raw land this asset produced no operating income.

•On March 5, 2021, we sold our approximately 202-acre raw land holdings in Coachella, California for $11.0 million (recognizing a gain on sale after costs to sell of $6.3 million over our $4.4 million Net Book Value). As a 50% member in Shadow View Land & Farming LLC, the Company received 50% of the sale proceeds. As raw land, this asset produced no operating income.

•In January 2021, we listed for sale our Auburn Redyard Centre (including the Telstra building and the 114,000 square feet of undeveloped land) located in Auburn, a growing suburb of Sydney in New South Wales. The Net Book Value of that property is AU$37.7 million (US$29.2 million). It is our current intention to lease back the Reading Cinema at Auburn Redyard.

•In February 2021, we listed our Royal George Theatre property in Chicago for sale. We anticipate receiving expressions of interest by the end of April 2021. The Net Book Value of that property is $2.1 million.

In arriving at the determination to rely upon certain of our non-core real estate assets to bridge this gap in cinema revenues, we considered a variety of alternatives, including the issuance of additional common stock and the issuing of high interest rate junk debt. We determined that it would be in the best interests of our Company and our stockholders generally not to dilute equity by issuing stock in the middle of an unprecedented pandemic and not to mortgage our future with high interest rate debt. Accordingly, we are taking this opportunity to cull our real estate holdings and monetize certain assets, and which are not subject to distressed market conditions or fire sale pricing.

OUR COMMERCIAL BRANDS

Set forth below is a brief description of the various brands under which we organize our business operations:

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Cinema Exhibition / All Countries		United States Australia New Zealand

Our Reading Cinemas tradename is derived from our over 185-year history as the “Reading Railroad” featured on the Monopoly® game board. Under this brand, we deliver beyond-the-home entertainment (principally mainstream movies and alternative content and food and beverage) across our three operating jurisdictions. All our cinemas are equipped with the latest, state-of-the-art digital screens, 26 Reading Cinemas feature at least one TITAN LUXE, TITAN XC or IMAX premium auditorium, and 93 of our Reading Cinemas screens feature luxury recliner seating.

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

In 2016, we opened an 8-screen state-of-the-art, all recliner cinema, featuring a TITAN LUXE and a full F&B offer. This cinema, located at Ka’Makana Ali’i, is known as Olino.

Our Consolidated Theatre at the Kahala Mall is currently undergoing a “Top-to-Bottom” renovation, however, this renovation has been halted due to the governmental restrictions imposed due to the COVID-19 pandemic.

Consolidated Theatres

United States Australia

Several of our Company’s cinemas are arthouses or specialty theaters since their programming features specialty films, such as independent films, international films, and documentaries.

Since its opening in 1989, our New York City Angelika Film Center has and consistently continues to be one of the most popular and influential arthouse cinemas in the U.S., featuring principally independent and foreign films. To date, we have expanded our Angelika Film Center Group to include five other Angelikas: two in the Dallas, TX area, two in the Washington DC area and one in San Diego, CA. Each of the Angelikas also offers a curated food and beverage experience.

In early 2021, the Company announced that the management of the Cinemas 123, Village East and Tower Theatre would be assumed by the operations, programming and marketing teams responsible for the Angelika specialty circuit. Today, these three cinemas have been rebranded as follows: (i) Cinemas 123 by Angelika, (ii) Village East by Angelika and (iii) Tower Theatre by Angelika.

In December 2019, we acquired the iconic 100-year-old State Cinema in Hobart, Tasmania, Australia, which has been ranked the fifth highest grossing arthouse in Australia for the last decade. The cinema, which features 10 screens, a rooftop cinema and bar, a large café and an independent bookstore, is and has been a major cultural destination in North Hobart for decades.

The State Cinema Bar which serves a range of wines and spirits was rebranded the Angelika Bar in 2020.

We continue to look to expand our specialty theater portfolio by looking for more specialty theater sites in the U.S., Australia, and New Zealand.

Angelika Film Center State Cinema

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
United States

Launched in December 2020, Angelika Anywhere, is an art focused streaming platform available in the U.S. We created Angelika Anywhere to allow us to expand the reach of our “Angelika” based cinema experience beyond the four walls of a conventional brick-and-mortar cinema. Our goal is to offer cinephiles easy and curated access to the type of product that has made our Angelika Film Center the most recognized, dedicated arthouse in North America.

Angelika Anywhere
Real Estate / Leasing		United States

Historically known as Tammany Hall, this building with approximately 73,000 square feet of net rentable area overlooking Manhattan’s Union Square, is now substantially complete and in the lease-up phase of its redevelopment. This building, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece glass dome, brings the future to New York’s fabled past and was awarded in 2020 the ENR New York’s Best Projects awards for Renovation/Restoration and for Safety. It is one of a very limited number of locations in Manhattan that will provide a major tenant(s) with a “brandable” site, and the only such location on Union Square.

44 Union Square
Australia

Located on 203,000 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 102,000 square feet of net rentable area, including a Coles Supermarket and 41 other retailers.

At the end of 2017, we completed a major expansion that added a new 8-screen Reading Cinemas with TITAN LUXE, an additional 10,000 square feet of restaurant tenant space and 124 parking spaces.

Adjacent to our Newmarket Village, we own a three-level, 22,000 square feet office building.

As of December 31, 2020, the lease occupancy rate for this center, including the office building, was 98%.

Newmarket Village
Australia

Anchored by our 10-screen Reading Cinemas, Auburn Redyard is an outdoor retail center located in a suburb of Sydney. The center is currently comprised of approximately 519,000 square feet of land and 92,000 square feet of net rentable area, serviced by a 721-space subterranean parking garage. In 2018, we added to the center approximately 21,000 square feet of land currently improved with a 17,000 square feet telephone exchange and office building, rented to Telstra through July 2022, and over the past two years have added an additional 15,000 rentable square feet of fully leased restaurant and retail space.

As of December 31, 2020, the lease occupancy rate for this property was 79%.

In the first quarter 2021, the Company decided to market this property for sale. We plan to lease back and retain the Reading Cinema at this location.

Auburn Redyard
Australia

Anchored by our six-screen Reading Cinemas, Cannon Park is located in Townsville, Australia, and is currently comprised of 408,000 square feet of land and 105,000 square feet of net rentable area.

As of December 31, 2020, the lease occupancy rate for this property was 94%.

Cannon Park Townsville
Australia

Anchored by our 10-screen Reading Cinemas and four F&B or retail tenancies, The Belmont Common is located in Perth, Australia, and is currently comprised of 103,000 square feet of land and 15,000 square feet of net rentable area.

As of December 31, 2020, the lease occupancy rate for this property was 87%.

The Belmont Common

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
New Zealand

Located in the heart of Wellington – New Zealand’s capital city – this center is comprised, on a consolidated basis through various subsidiaries, of 161,000 square feet of land, including two parking lot parcels totaling 84,184 square feet. Courtenay Central is situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), across the street from the site of the new convention center being constructed to handle the demand for such space in Wellington (estimated to open its doors in 2023) and at a major public transit hub. Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site. In January 2019, unrelated seismic issues caused us to close major portions of the existing cinema and retail structure while we reevaluate the center for future redevelopment as an entertainment themed urban center with potentially a major food and grocery component.

Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that our assets in Wellington are located in one of the most vibrant areas of New Zealand.

Courtenay Central
Real Estate / Live Theatre		United States

We operate three off-Broadway live theatres, one in Chicago and two in Manhattan, under the Liberty Theatres tradename. In 2018, we entered a license with Audible, a subsidiary of Amazon, pursuant to which our Minetta Lane Theatre serves as Audible’s live theatre home in New York City.

In the first quarter 2021, the Company decided to market the Royal George for sale.

Liberty Theatres

We synergistically bring together cinema-based entertainment and real estate and believe that these two business segments complement one another, as our cinemas have historically provided the steady cash flows that allow us to be opportunistic in acquiring and holding long-term real estate assets (including non-income producing land) and support our real estate development activities. Our real estate allows us to develop an asset base that we believe will stand the test of time and one that can provide financial leverage and, if needed, during times such as the recent pandemic, a funding source to reduce debt and meet operating costs. More specifically, the combination of these two segments provides a variety of business advantages including the following:

•Diversification of our Risk Profile and Enhanced Flexibility in meeting our Cash Needs. We believe that our real estate base provides us with the flexibility to raise additional liquidity through one, or a combination of mortgage based borrowing, sale and leaseback transactions and/or sale. Real-estate backed loans typically allow higher leverage of cash flows than operating loans secured by cinema assets, and the underlying assets themselves provide us a more ready source of liquidity through sale than traditional cinema assets. Strategic asset sales has formed a part of our COVID-19 response strategy as evidenced by our strategic sale of our Coachella and Manukau land holdings and the listing for sale of our Royal George Theatre and our Auburn Redyard property, each as discussed in the previous section.

•Enhanced Control over our own Destiny. Some exhibitors are finding their cinemas stranded in dead or dying centers. In our entertainment-themed centers, or “ETCs”, we are better able as exhibitors to control this risk and, as landlords, to realize the benefits of the synergies between entertainment and retail. In our five ETCs, we have focused on creating and developing a mix of lifestyle tenancies that, we believe, are less vulnerable to the “Amazon Effect” being felt by traditional centers and that benefit from the foot traffic generated by our cinemas. We are focusing on creating a collaborative marketing environment – a community that benefits both our cinema operations and our other tenants.

•Flexibility in Property Use. We are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets if an attractive opportunity presents itself. Our 44 Union Square property, which is in the lease-up phase of its redevelopment was initially acquired as an entertainment property.

•Reduced Pressure to Deliver Cinema Business Growth; to Grow for Growth’s Sake. Pure cinema operators can encounter financial difficulty as demands upon them to produce cinema-based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites, overpaying for existing cinemas or entering into high-rent leases. While we believe that attractive opportunities to acquire cinema assets and/or to develop high-end specialty type theaters in the future will continue to exist, we do not feel pressure to build or acquire cinemas for the sake of adding units or building gross cinema revenues. This strategy has, over the years, allowed us to acquire cinemas at multiples of trailing theater cash flow below those paid by third parties. We intend to focus our use of cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us or that such funds are not needed for reinvestment to maintain our cinemas in a competitive position. In 2020, we invested approximately $8.7 million in the upgrading and repositioning of our historic cinema assets or adding new cinemas, and approximately $6.6 million in the acquisition or development of our non-cinema real estate assets. The impact of the COVID-19 pandemic on our business has postponed or reprioritized most of our capital expenditures based on assessments of conditions and liquidity requirements.

•The Certainty of Cinema Anchor Tenancies. Cinemas can be used as anchors for larger retail developments such as our “ETCs”, and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate with third-party anchor tenants. We have used cinemas to create our own anchors at our five ETCs.

Insofar as we are aware, we are the only publicly traded company in the world to apply this two-track, synergistic approach to the cinema and real estate development businesses on an international basis. None of the major cinema exhibition companies (other than Marcus Theatres) have any material landholdings as they operate predominantly on a leased-facility model.

Our hybrid, multi-country strategy emphasizes diversification, and the building of long-term hard asset values. We believe that this business strategy is proving its worth as we have progressed through and are emerging from the current pandemic. We trust that investors will recognize that much of the value we have created is carried at the lower of cost and market value and that while the relative values of the U.S. dollar, the Australian dollar and the New Zealand dollar may vary from time to time, all three are strong economies, and indeed – in the case of Australia and New Zealand, perhaps better able to deal with crises such as the pandemic than the U.S.

Business Mix and Impact of Foreign Currency Fluctuations

We have worked to maintain a balance both between our cinema and real estate assets and between our U.S. and our Australian and New Zealand assets. In 2020, we invested approximately $10.1 million in our U.S. assets: $5.6 million for the development of our real estate assets (principally for the construction of our 44 Union Square property) and $4.4 million for the improvements of our cinema assets (principally the renovations of our cinemas at Kahala and Mililani, and upgrades of certain other cinemas). We invested approximately $4.4 million in our Australian assets: $0.2 million for the development of our real estate assets (principally at Newmarket Village (Brisbane)); $4.3 million for the development of our cinema assets (principally the fit-out and launch of our Jindalee (Queensland) cinema, the fit-out of our Traralgon (Victoria) cinema, the renovations of our cinema at Rhodes and upgrades of certain other cinemas). We invested approximately $0.9 million in our New Zealand assets, all of which was used for the development of real estate assets (principally on the predevelopment of our Courtenay Central and Manukau assets).

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

At December 31, 2020, the book value of our assets was $690.2 million, and our consolidated stockholders’ book equity was $81.2 million. Calculated based on book value, $357.2 million, or 52% of our assets, relate to our cinema exhibition activities and $312.8 million, or 45%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Note 1 – Description of Business and Segment Reporting to our 2020 consolidated financial statements.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2020, we had approximately 49% of our assets in the United States, 39% in Australia and 12% in New Zealand compared to 53%, 37%, and 10%, respectively, at the end of 2019. This shift in the ratio is principally due to the launch of our Reading Cinemas in Jindalee, Queensland, Australia and currency fluctuations.

At December 31, 2020, we had cash and cash equivalents of $26.8 million, which are treated as corporate assets. Our cash included $7.7 million denominated in U.S. dollars, $6.3 million (AU$8.2 million) in Australian dollars, and $12.8 million (NZ$17.9 million) in New Zealand dollars. We had total worldwide non-current assets of $651.4 million, distributed as follows: $327.6 million in the United States, $255.5 million (AU$393.7 million) in Australia and $68.3 million (NZ$94.9 million) in New Zealand. We had $6.1 million unused capacity of available and unrestricted corporate credit facilities at December 31, 2020.

For 2020, our gross revenues in the United States, Australia, and New Zealand were $25.7 million, $31.3 million, and $5.8 million, respectively, compared to $151.5 million, $103.0 million, and $22.3 million for 2019. All three countries posted revenue decreases in 2020 as a result of a decline in cinema attendance due to the COVID-19 pandemic, offset to some extent by increases in food and beverage (“F&B”) per caps.

CINEMA EXHIBITION

Overall

We are dedicated to creating engaging cinema experiences for our guests through hospitality-styled comfort and service, state-of-the-art cinematic presentation, uniquely designed venues, curated film and event programming, and crafted food and beverage options. As discussed previously, we manage our worldwide cinema exhibition business under various brands.

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying asset as of December 31, 2020:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center, City Cinemas
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	Victoria	7	51	7		Reading Cinemas
	New South Wales	6	44	4	2	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema
	Australia Total	25	196	19	6
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	7	5
GRAND TOTAL		61	504	49	12

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto cinemas totaling 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

In January 2019, we acquired our first cinema in Tasmania, a well-established four-screen cinema with a liquor license in Devonport, Australia. In order to mitigate the loss from the ongoing temporary closure of our Reading Cinemas at Courtenay Central, at the end of June 2019, we opened a three-screen pop-up in Lower Hutt located in the greater region of Wellington, New Zealand. In December 2019, we acquired our second cinema in Tasmania, the iconic ten-screen State Cinema in Hobart, and we launched our six-screen Reading Cinemas in Burwood, a suburb of Melbourne, Australia. On December 22, 2020, we opened a Reading Cinemas in Jindalee, Queensland featuring six-screens with recliner seating and a TITAN LUXE screen bringing our current worldwide cinema count to 61. In addition, as of the date of this Report, we have entered into three lease agreements, providing for the development of an additional 19 state-of-the-art screens. This includes the previously announced state-of-the art cinema at Miller’s Junction in Melbourne, Australia. While no assurances can be given, the completion of these three new complexes is anticipated to increase our cinema count to 64 before the end of 2022.

We continue to focus on upgrading our existing cinemas and developing new cinema opportunities to provide our customers with premium offerings, including luxury recliner seating, state-of-the-art presentation including sound, lounges, cafés and bar service, and other amenities. Since 2016, we have increased the number of auditoriums featuring recliner seating from 58 to 164 (excluding our joint ventures). In addition, 31 of our auditoriums now feature large format TITAN XC, TITAN LUXE, or IMAX screens. Our circuit has been completely converted to digital projection and sound systems. In 2019, we upgraded three auditoriums at three of our locations to feature DOLBY ATMOS sound which we consider to be the best in the industry at this time. Additionally, our newly opened Reading Cinemas in Jindalee features DOLBY ATMOS sound.

While attendance and gross box office declined for the exhibition industry in the U.S., Australia and New Zealand in 2020, when compared to 2019, as a result of the COVID-19 pandemic, we believe that the cinema exhibition business will continue to generate fairly consistent cash flows in the years ahead, even in recessionary or inflationary environments, because people will continue to spend a reasonable portion of their entertainment dollars on entertainment outside of the home. Because of the uncertainty of the duration of the impact from the COVID-19 virus on leisure and entertainment activities, our short-term results will likely be adversely impacted. For example, New York had ordered cinemas to temporarily close starting March 17, 2020 and continued to be temporarily closed until March 5, 2021. When compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option. We believe that the advent of an array of streaming and mobile video services is more of a threat to the delivery of traditional in-home forms of entertainment (such as cable and satellite providers) than it is to the exhibition industry. We believe that, historically, our industry has benefited as the amount of quality product available for exhibition has increased. Despite the current situation, the amount of product coming to consumers is in some ways overwhelming. We believe that this means that cinema exhibition is going to be an increasingly important way for content providers to establish an identity for their product that will carry over into the streaming and mobile video market and aid consumers in their programming choices. We believe that our cinemas will be critical to provide the “Grand Opening” needed for product providers attempting to compete in the streaming market. This being the case, we likewise believe that the entire cinema-going experience needs to be engaging to provide this “Grand Opening” feel. Acting on that belief, we have focused in recent periods on the upgrading of our cinemas to feature enhanced safety and cleanliness protocols, luxury recliner seating, state-of-the-art sound, large format screens, and enhanced food and beverage. We have invested in technology to make our reservation system more user friendly and to encourage customer loyalty.

Recognizing that the cinema exhibition business is a well-established business, in the post-COVID era, we continue to see growth opportunities in our cinema exhibition business principally from (i) the enhancement of our existing cinemas, (ii) the development in select markets of art and specialty cinemas, (iii) the development of new state-of-the-art cinemas on land that we already own or may in the future acquire, and (iv) the development of new, mainstream cinemas in selected markets. While we continue to consider possible opportunities in third-party developments, we prefer, where possible, to put our capital to work in properties that we own rather than take on potentially burdensome lease obligations with their built-in rent increases, pass-throughs, and their dependence on third-party shopping center operators.

Pre-COVID, we continued to expand and upgrade our circuits on an opportunistic basis. Our philosophy is not one of growth at any cost and our goal is not to have more screens than anyone else. Rather, our goal is to have high quality, consistently grossing cinemas, and to grow on a steady and sustainable basis. In March of 2020, our renovation at the Consolidated Theatres at the Kahala Mall in Honolulu in the U.S was suspended due to the COVID-19 shutdown. However, we successfully opened a brand new Reading Cinemas in Jindalee, Queensland, Australia. In addition to starting work at our Kahala theater at the end of 2019, in 2019 our refurbishments included Mililani and Rohnert Park in the U.S., Chirnside Park, Dandenong, Maitland, Harbour Town, Waurn Ponds, West Lakes, and Rhodes in Australia, and The Palms in New Zealand. We also upgraded nine screens at five of our locations to luxury recliner seating, in addition to launching Reading Cinemas at Burwood which features luxury recliner seating in all six auditoriums and extended our enhanced food and beverage offerings to 29 of our cinemas. In 2018, our refurbishments included Manville and Mililani in the U.S., and Charlestown, Elizabeth, and Auburn in Australia. We also completed the conversion at our Reading Cinemas in Murrieta, California (Cal Oaks) which now features our “Spotlight” level of service in six out of the 17 auditoriums. “Spotlight” puts focus directly on our customers by providing an in-auditorium, waiter-serviced, enhanced F&B experience for their enjoyment.

Pre-COVID, we continued to execute our strategic priority of upgrading the food and beverage menu at a number of our U.S. cinemas. We are focused on the renovation and upgrading of our existing U.S. cinemas, along the lines of our Carmel Mountain cinema. Working with former Food Network chef Santos Loo, we are continuing to curate and upgrade our food and beverage offerings. During 2017, we created our “Spotlight” service concept, which we implemented at our Reading Cinemas at Cal Oaks cinema in 2018. At year-end 2020, we currently have beer and wine, and in some cases liquor, licenses for 16 of our venues in the U.S. and are in the application process of obtaining licenses for an additional six venues. As a result, we are currently offering alcoholic beverages at 14 of our U.S. cinemas and two of our live theatres. In our international cinema operations, we offer alcoholic beverages at 15 of our cinemas in Australia and five of our cinemas in New Zealand (which includes certain joint venture cinemas).

Operating Information

At December 31, 2020, our principal tangible assets included:

•interests in 61 cinemas comprising some 504 screens;

•fee interests in three live theatres (the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago); in the first quarter 2021, we listed our Royal George property for sale;

•fee interest in our 44 Union Square property, previously used by us as a live theatre venue and for rental to third parties which is now in the lease-up phase of its redevelopment for retail and office uses;

•fee interest in one cinema (the Cinemas 1,2,3) in Manhattan;

•fee interests in two cinemas in Australia (Bundaberg and Maitland) and four cinemas in New Zealand (Dunedin, Invercargill, Napier and Rotorua);

•fee interest in our ETCs in Sydney (Auburn Redyard), Brisbane (Newmarket Village), Townsville (Cannon Park), Perth (The Belmont Common) and Wellington (Courtenay Central), each of which includes a Reading Cinemas. In the first quarter, we listed our Auburn Redyard for sale;

•fee interest in two office buildings, our corporate offices in Culver City, Los Angeles and Melbourne, Australia. Both buildings are mixed-use assets or housing our corporate staff with any surplus space rented.

•in addition to the fee interests described immediately above, fee ownership of approximately 20.8 million square feet of developed and undeveloped real estate in the United States, Australia and New Zealand (of which approximately 11.9 million square feet of raw land in the United States and New Zealand was monetized in the first quarter of 2021); and

•cash and cash equivalents, aggregating $26.8 million.

Although we operate cinemas in three nations, the general nature of our operations and operating strategies does not vary materially from jurisdiction-to-jurisdiction. In each jurisdiction, our gross receipts are primarily from box office receipts, food and beverage sales, gift card purchases, online ticketing fees, and screen advertising. Our ancillary revenue is created principally from theater rentals (for example, for film festivals and special events), and ancillary programming (such as concerts and sporting events).

Our cinemas generated approximately 60% of their 2020 revenue from box office receipts. Ticket prices vary by location, and in selected locations we offer reduced rates for senior citizens, children and, in certain markets, military and students.

Showtimes and features are placed in advertisements on our various websites, on internet sites and, in some markets, in limited instances, local newspapers. We are continually increasing our presence in social media, thereby, reducing our dependency on print advertising. Film distributors may also advertise certain feature films in various print, radio and television media, as well as on the internet, and distributors generally pay those costs.

F&B sales accounted for approximately 30% of our total 2020 cinema revenue. Although certain cinemas have licenses for the sale and on-premises consumption of alcoholic beverages, historically F&B products have been primarily popcorn, candy, and soda. This is changing, as more of our theaters are offering expanded food and beverage offerings. One of our strategic focuses is to upgrade our existing cinemas with expanded F&B offerings consistent with what we believe to be the new position of cinemas in the pathway from content provider to consumer.

Screen advertising and other revenue contribute approximately 10% of our total 2020 cinema revenue. With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies’ contract with us for the right to show such advertising on our screens.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage our cinemas with executives located in Los Angeles and Manhattan in the U.S., Melbourne, Australia, and Wellington, New Zealand. Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we assist in the booking of these two cinemas, our joint venture partner, Event Cinemas, manages their day-to-day operations. Our one-third interest in a 16-screen Brisbane cinema is passive in nature, that cinema being managed by Event Cinemas.

Licensing and Pricing

Film product is available from a variety of sources, ranging from the major film distributors, such as Paramount Pictures, Twentieth Century Studios, Warner Bros, Disney, Sony Pictures, Universal Pictures and Lionsgate, to a variety of smaller independent film distributors. In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors. Worldwide, the major film distributors dominate the market for mainstream conventional films. In the U.S., art and specialty film is distributed through the art and specialty divisions of these major distributors, such as Searchlight Pictures and Sony Pictures Classics, and through independent distributors such as A24 and Neon. Film payment terms are generally based on an agreed-upon percentage of box office receipts that will vary from film-to-film.

Competition

Film is allocated by the applicable distributor among competitive cinemas and in some cases to streaming services. Accordingly, from time to time, we may be unable to license every film that we desire to play. In the Australian and New Zealand markets, we generally have access to all film product in the market. Due to the COVID-19 pandemic, we have seen a rise in streaming services with greater quantity and quality of films offered. We have also seen certain major distributors skip the traditional theatrical window and go straight to streaming, PVOD or Video on Demand (“VOD”).

Competition for films may be intense, depending upon the number of cinemas in a particular competitive market. Our ability to obtain top grossing, first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as AMC, Cineworld, Cinemark, and Cineplex, who between them control over 60% of the North American market, these mega-exhibition companies are in a position to offer distributors access to many more screens in major markets than we can. Also, the majors have a significant number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets. Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top-grossing films, rather than deal with independents such as ourselves. The situation is different in Australia and New Zealand, where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema. However, on the reverse side, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films. We believe it likely that the power of these major circuits will increase vis-à-vis smaller independent and regional operators with the termination of the so called “Paramount Decree” by the United States District Court at the request of the Department of Justice on August 7, 2020. The order provides for a two year sunset period on the Paramount Decree’s provisions banning block booking and circuit dealing.

The availability of state-of-the-art technology and/or luxury recliner seating can also be a factor in the preference of one cinema over another. In recent periods, a number of cinemas have opened or reopened featuring luxury recliner seating and/or expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat. We have, for a number of years, offered alcoholic beverages in certain of our Australia and New Zealand cinemas and at certain of our Angelika Film Centers in the U.S. We are currently working to upgrade the seating and food and beverage offerings (including the offering of alcoholic beverages) at a number of our existing cinemas. We now offer alcoholic beverages at over half of our worldwide cinemas.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies. Based on information contained in filings made with the SEC, as of December 31, 2020, the principal exhibitors in the United States are AMC (with 7,668 screens in 590 cinemas, which includes the acquisition of Carmike), Regal (with 7,211 screens in 549 cinemas as of March 2021), acquired by Cineworld Group, the U.K.’s largest cinema operator, and Cinemark (with 4,507 screens in 331 cinemas). As of December 31, 2020, we were the 13th largest exhibitor with 1% of the box office in the United States with 238 screens in 24 cinemas.

The principal exhibitors in Australia are Greater Union, which does business under the Event Cinemas name (a subsidiary of Event Hospitality and Entertainment, Limited) (“Event”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 61% of the total cinema box office: Event 30%, Hoyts 20%, and Village 11%. Event has 554 screens nationally, Hoyts 379 screens, and Village 223 screens. By comparison, our 180 screens (excluding any joint venture theaters) represent approximately 8% of the total box office making Reading the fourth largest exhibitor in Australia.

The principal exhibitors in New Zealand are Event Cinemas with 131 screens and Hoyts with 68 screens, nationally. The major exhibitors in New Zealand control approximately 49% of the total box office: Event 31% and Hoyts 18%. Reading has 57 screens (excluding its interests in unconsolidated joint ventures). Reading has 11% of the market (Event and Reading market share figures exclude any partnership theaters) and we are the third largest exhibitor in New Zealand.

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

In-Home, Streaming and Mobile Device Competition

The in-home streaming and mobile device entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home and mobile device entertainment systems and in the accessibility to, and quality of, entertainment programming through cable, satellite, and internet distribution channels. The success of these alternative distribution channels (like Netflix, Hulu, and Amazon Prime Video) and the entrance of new sources of product that they create are competing with films produced for theatrical release which puts additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates. For instance, WarnerMedia has announced that it will stream its entire 2021 slate of Warner Bros. movies on HBO Max the same day they open in theaters.

The myriad of streaming services continues to grow. In 2019, two streaming services debuted, Apple TV+ and Disney+. In 2020, HBO Max and NBCUniversal’s Peacock launched. In December 2020, we launched our very own streaming service in the U.S., Angelika Anywhere, which is curated for film lovers of independent and foreign film, documentaries, and the more specialized movies from the major studios. We anticipate expanding this streaming service to Australia and New Zealand in 2021. In January 2021, Discovery+ launched and ViacomCBS launched Paramount+ in early March 2021.

We are responding to these challenges generally by increasing the comfort and service levels available at our cinemas, by offering convenient online ticket reservation services with guaranteed seating, by investing in larger screens and enhanced sound, by offering more specialized and alternative product to our audiences, and by providing value for the moviegoer’s dollar. We are focusing on the fact that going to the movies is a social experience, and we are working to make that experience the best that it can be. We must differentiate ourselves from other forms of video entertainment by emphasizing the special nature of seeing film and alternative content in a cinema environment and by developing ways to position ourselves to take advantage in the increased output of film and feature product. These are issues common to both our U.S. and international cinema operations.

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

•the licensing to production companies of our live theatres; and,

•the redevelopment of our existing fee-owned cinema or live theatre sites to their highest and best use.

In light of the geographic reach of our business, and the highly localized nature of the real estate business, we have historically made use of third-party contractors to provide on-site management and leasing administrations functions of our Australia and New Zealand real estate portfolio. We have begun, however, in recent periods to selectively build our internal resources in this regard, allowing us to terminate all third-party contracts.

Real Estate Holdings and Developments

United States

At the end of 2019, we substantially completed the construction phase of our 44 Union Square redevelopment project, achieving approximately 73,000 square feet of net rentable area (calculated inclusive of anticipated BOMA adjustments) comprised of retail and office space. During the COVID-19 pandemic, New York City shutdown non-essential construction and business, including construction work at our site. However, the construction of the improvements necessary to obtain a core and shell temporary certificate of occupancy were substantially completed prior to the shutdown. On July 1, 2020, the site reopened for construction activities, and on August 31, 2020, we received a temporary certificate of occupancy for the core and shell of the building. We are now in the lease-up phase with construction being complete (except for minor punch list items). A short video on this project can be seen at www.44unionsquare.com.

Regarding our Cinemas 1,2,3 property in Manhattan, we have received the consent of the 25% minority member of the ownership entity for the redevelopment of the property. We continue to evaluate the potential to redevelop the property as a mixed-use property. As our negotiations with our neighbor for a joint development did not bear fruit and given the closure of our two cinemas in New York City’s Upper East Side, we have determined to continue to operate this location as a cinema for at least the near term. We are pursuing a rezoning of this property so as to allow us to continue our cinema use as a part of any such redevelopment. However, all other redevelopment activity related to this location has been suspended, until we are able to develop a better understanding of the ongoing effects of COVID-19 on our assets and the market.

On April 11, 2016, we purchased an approximately 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California for $11.2 million. We moved our corporate headquarters into the building in February 2017. Culver City has in recent years developed as a center of entertainment and high-tech activity in Los Angeles County. Currently, we occupy the third floor as our headquarters’ offices from which we conduct our executive and administrative operations. On May 27, 2020, we leased on a multi-year basis the entire second floor to WWP Beauty (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. On the date of the lease, possession of the space was turned over to WWP Beauty, which is responsible for building out its space. Rent commenced, on a straight-line basis, in May 2020 and we began receiving cash rental income in October 2020. This building in now 100% occupied. The tenant is moving ahead with tenant improvement works and is estimated to complete construction by end of April 2021.

All of our leasehold interests are cinema operating properties.

Australia

We continue to work on the expansion and upgrading of our Newmarket Village ETC in Brisbane through the expansion or improvement of our Reading Cinemas at each of these centers and enhancing food and beverage focused space.

At Auburn Redyard, since the beginning of 2016, we have constructed and entered into leases representing approximately 15,000 square feet of additional retail space, which increased the square footage of that center from approximately 117,000 to approximately 132,000 square feet. In 2018, we acquired a 21,000 square foot in-fill property, currently improved with a 17,000 square foot telephone exchange and office building, leased to Telstra through July 2022. This increased our frontage on Parramatta Road to almost 2,000 uninterrupted square feet. The center is now comprised of 519,000 square feet of land, 92,000 square feet of net rentable area, surface parking for 361 vehicles and subterranean parking for 360 vehicles and is 79% leased. The center also has approximately 114,000 square feet of additional land available for development. This expansion was funded with a mixture of cash flow and our current debt facility. This asset was listed for sale in January 2021.

At Newmarket Village in December of 2017, we added a state-of-the art eight-screen Reading Cinemas, 10,000 square feet of additional retail space and 124 additional parking spaces. On November 30, 2015, we acquired an approximately 23,000 square foot parcel adjacent to our tenant Coles supermarket. This property is currently improved with an office building, which is now fully leased. The office building leases have early development provisions allowing us to terminate these arrangements in connection with a redevelopment of the property. We intend to ultimately demolish this office building and to integrate this parcel into Newmarket Village. This will increase our Newmarket Village footprint from approximately 204,000 square feet to approximately 227,000 square feet. Our Newmarket Village project was funded with a mixture of cash flow and our current debt facility and is currently approximately 98% leased.

On December 23, 2015, we acquired two adjoining properties in Townsville, Queensland, Australia for a total of $24.1 million (AU$33.4 million) comprised of approximately 9.4-acres. The total gross leasable area of the two properties, the Cannon Park City Centre and the Cannon Park Discount Centre, is 105,000 square feet. Our multiplex cinema at the Cannon Park City Centre is the anchor tenant of that center. This acquisition is consistent with our business plan to own, where practical, the land underlying our entertainment assets. We operate these two properties as a single ETC. This acquisition was funded with a mixture of cash flow and our current debt facility and is currently 94% leased.

New Zealand

Located in the heart of Wellington – New Zealand’s capital city – Courtenay Central is comprised, on a consolidated basis through various subsidiaries, of 161,000 square feet of land situated proximate to (i) the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), and (ii) across the street from the site of the future Wellington Convention and Exhibition Centre (wcec.co.nz), the capital’s first premium conference and exhibition space, which is due to be completed in 2023. Despite the COVID-19 pandemic, construction for this major public project has resumed and plans include the creation of a public concourse linking through to Wakefield Street, which is across the street from our Courtenay Central project.

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

Landholdings

In addition to certain historic railroad properties (such as our 8.2-acre North Viaduct and adjacent commercial properties in Philadelphia) and certain expansion spaces associated with our existing ETCs, we had two unimproved properties: (i) our 50% interest in a 202-acre parcel in Coachella, California (near the grounds where the Coachella Music Festival is held), currently zoned for residential and mixed-use purposes, and (ii) our 70.4-acre parcel in Manukau/Wiri, a suburb of Auckland, New Zealand (located adjacent to the Auckland International Airport) zoned for a mixture of light and heavy industrial uses and a limited amount of supporting mixed-use, such as restaurants and convenience stores. Both these properties were sold subsequent to year-end.

United States

Our Coachella property was acquired as a long-term land hold. In December 2020, we classified this non-income producing land as held for sale as part of our strategy to monetize certain real estate assets in order to provide the necessary cash to support our Company through the COVID-19 pandemic. This property, which consists of land and certain improvements to that land, was transferred to Land Held for Sale at its book value of $4.4 million, being the lower of cost and fair value less costs to sell. The sale of this land was completed on March 5, 2021 for $11.0 million. These actions were approved by our 50% member, Shadow View Land and Farming LLC, and the Audit and Conflicts Committee of our Board of Directors. As a 50% member in Shadow View Land & Farming LLC, the Company received 50% of the sale proceeds.

New Zealand

Our property in Manukau/Wiri (approximately 64.0-acres) was primarily zoned for light industrial uses. The remaining 6.4-acres of this property were already zoned for heavy industrial use. In December 2020, we classified this non-income producing land as held for sale as part of our strategy to sell certain real estate assets in order to provide the necessary cash to support our Company through the COVID-19 pandemic. We sold this land on March 4, 2021 for NZ$77.2 million (US$56.1 million).

While we report our real estate activities as a separate segment, they have historically operated as an integral portion of our overall business and have principally been in support of that business. We have, however, acquired or developed certain properties that do not have any cinema or other entertainment component. These assets were monetized during the first quarter 2021, as described above.

Our real estate activities, holdings and developments are described in greater detail in Item 2 – Properties.

HUMAN CAPITAL RESOURCES

Our Company employs experienced, diverse, and creative employees as they are among our best assets and are critical for our continued success. As of December 31, 2020, we had approximately (i) 86 executive/administrative and 9 real estate employees who were primarily full-time and (ii) 4 live theatre and 1,392 cinema employees worldwide who were predominately part-time/casual employees. A small number of our cinema employees in New Zealand are union members, as are our projectionists in Hawaii. None of our Australian-based employees or other employees are subject to union contracts. Overall, we are of the view that the existence of these collective bargaining agreements does not materially increase our costs of labor or our ability to compete.

We offer our full-time employees a competitive benefits package. In the U.S., we offer a 401(k)-retirement savings plan (our “401(k) Plan”) that allows eligible U.S. employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue

Code, on a pre- and post-tax basis through contributions to the plan. We match contributions made by participants in our 401(k) Plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contributions are made. Currently, matching has been deferred as allowed by our 401(k) plan due to COVID-19. For our employees in Australia and New Zealand, we offer superannuation plans in line with the requirements as it pertains to each government. We believe that providing a vehicle for retirement savings through our 401(k) Plan or superannuation plan, and making fully vested matching contributions in the U.S., in accordance with our compensation policies, adds to the overall desirability of our employee compensation package and further incentivizes our employees.

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) designed to help our Directors and employees resolve ethical issues. Our Code of Conduct applies to all Directors and employees and is posted on our website. Our Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously. In addition, we have adopted an “Amended and Restated Whistleblower Policy and Procedures,” which is also posted on our website, and establishes a process by which employees may anonymously disclose to our Principal Compliance Officer alleged fraud or violations of accounting, internal accounting controls or auditing matters.

Our business on climate risks and sustainability.

We strive to do our part in the fight against climate change.

United States

In our theaters we offer, (i) eco-friendly food containers, bags and cups, (ii) plastic straws and utensils are available only upon request, and (iii) we are looking at transitioning to paper straws and bamboo cutlery in the immediate future. We provide recycle bins at all of our theaters. Prior to the COVID-19 pandemic, we completed the following energy enhancements, (i) LED Lighting retrofits to lower KWH Usage and reduce our energy consumption across all the theatres, (ii) installed modern and smart EMS systems at various locations, to efficiently control the current HVAC systems, and (iii) replacement of outdated HVAC package units to improve our carbon footprint. We have also done extensive research and analysis, but not yet implemented a project to install renewable energy, such as Solar Systems on the roofs of select cinema locations.

Australia and New Zealand

In our theaters, we are (i) using commercially compostable bamboo takeaway cutlery nationally, (ii) using commercially compostable paper straws (which are individually wrapped in paper to ensure we are COVID safe), (iii) using commercially compostable coffee cups, popcorn boxes, takeaway pizza boxes and takeaway clamshell hot food boxes, and (iv) currently have a packaging request for quote which stipulates our requirements for all our packaging (including soft drink cold cups) to be commercially compostable. Our goal is to ensure none of our packaging will have any plastic components. At our Burwood cinema in Australia, we are separating waste into three waste streams (compostable material/general waste/recyclable). At our Belmont ETC in Australia, we have installed Solar Panels to minimize our reliance on non-renewable energies.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this annual report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995, including those related to the expected timing of the reopening of our cinemas and theatres; our expected operating results, including due to our diverse business structure; our expectations regarding the success of our new initiatives; our expectations regarding the potential sale of non-core real estate assets; our expectations regarding the future of the cinema exhibition industry; our expectations regarding people continuing to use discretionary funds on entertainment outside of the home; our expectations regarding the impact of streaming and mobile video services; our belief regarding the attractiveness of 44 Union Square to potential tenants; our expectations regarding the commencement of rental income on our office building; our expectations regarding the resiliency of the industrial property sector in New Zealand; our expectations regarding our stock repurchase program; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds. Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared. No guarantees can be given that our expectation will in fact be realized, in whole or in part. You can recognize these statements by our use of words, such as “may,” “will,” “expect,” “believe,” "intend," and “anticipate” or other similar terminology.

These forward-looking statements reflect our expectation based on information currently available to us after having considered a variety of risks and uncertainties. However, they are necessarily the product of internal discussion and do not necessarily completely reflect the views of individual members of our Board of Directors or of our Management team. Individual Board members and individual members of our Management team may have different views as to the risks and uncertainties involved and may have different views as to future events or our operating performance.

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

•the decrease in attendance at our cinemas and theatres after they have reopened due to (i) continued health and safety health concerns, (ii) a change in consumer behavior in favor of alternative forms of entertainment, or (iii) additional regulatory requirements limiting our seating capacity;

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

•the adverse impact that the COVID-19 pandemic may continue to have on the national and global macroeconomic environment;

•competition from cinema operators who have successfully used debtor laws to reduce their debt and/or rent exposure;

•the uncertainty as to the scope and extent of government responses to the COVID-19 pandemic;

•the disruptions or reductions in the utilization of entertainment, shopping, and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as COVID-19, or to changing consumer tastes and habits;

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

•the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology, such as streaming, cable, satellite broadcast, video on demand platforms, and Blu-ray/DVD rentals and sales;

•the impact of major movies being released directly to one of the multitude of streaming services available;

•the impact of certain competitors’ subscription or advance pay programs;

•the failure of our new initiatives to gain significant customer acceptance and use or to generate meaningful profits;

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

•the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies, and the spread of COVID-19; and

•additional delays by our landlords in the State of Victoria in the hand-over of cinema space to us which will result in further delays of our planned opening dates.

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

•the disruptions or reductions in the utilization of entertainment, shopping and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as COVID-19, or to changing consumer tastes and habits; and

•the impact of protests, demonstrations, and civil unrest on government policy, consumer willingness to visit shopping centers, and the spread of COVID-19, among other things.

•with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•our ability to renew, extend, renegotiate, or replace our loans that mature in 2021 and beyond;

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

•expenses, Management and Board distraction, and other effects of the litigation efforts that were mounted by James J. Cotter, Jr. against our Company, including his efforts to cause a sale of voting control of our Company;

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

•our exposure from time to time to legal claims and to uninsurable risks, such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems, and class actions and private attorney general wage and hour and/or safe workplace based claims;

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

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, earthquakes, pandemics, such as COVID-19, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Item 1A - Risk Factors, as well as the risk factors set forth in any other filings made under the Securities Act of 1934, as amended, including any of our Quarterly Reports on Form 10-Q, for more information.

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

Forward-looking statements made by us in this annual report are based only on information currently available to us and are current only as of the date of this report. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

Additionally, certain of the presentations included in this annual report may contain “non-GAAP financial measures.” In such case, a reconciliation of this information to our GAAP financial statements will be made available in connection with such statements.

Item 1A – Risk Factors

Like any other investment, investing in our securities involves risk. Set forth below is a summary of various risk factors that you should consider in connection with your investment in our Company. This summary should be considered in the context of our overall Annual Report on Form 10-K.

BUSINESS RISK FACTORS

We are in the cinema exhibition and real estate businesses. We discuss separately the risks we believe to be material to our involvement in each of these segments. We have discussed separately the risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation. While we report the results of our live theatre operations as real estate operations – because we are principally in the business of renting space to producers rather than in producing plays ourselves – the cinema exhibition and live theatre businesses share certain risk factors and are, accordingly, discussed together.

Cinema Exhibition and Live Theatre Business Risk Factors

Our cinema and live theatre businesses are dependent upon attendance and, accordingly, are vulnerable to the adverse effects of the coronavirus outbreak which has resulted in government ordered closures, imposition of social distancing requirements, and changes in film release patterns, and may even after reopening adversely affect the public’s acceptance of auditorium-based entertainment. These situations may be repeated in the event of future pandemics. As demonstrated by the governmental and public response to the recent COVID-19 Pandemic, businesses that bring large numbers of unrelated people together in an enclosed environment are particularly vulnerable to business disruption in the face of contagious disease with life threatening potential. Not only may government authorities order closures or reduced operating capacities, the public may feel uncomfortable attending our performances in the face of such an infectious disease risk. Our cinema business has high fixed costs (rent and increasing labor) and our revenue in this segment (ticket sales, food and beverage sales, screen advertising fees) is directly tied to our success at attracting customers to our venues.

We are dependent upon third parties to supply the entertainment product we need for our cinemas and live theatres to attract customers. We do not produce the films we show at our cinemas and, generally speaking, we do not produce the plays that are performed at our live theatres. Film distributors have no obligation to supply us with film and producers have no obligation to make use of our live theatres.

We face competition from other sources of entertainment and other entertainment delivery systems. Both our cinema and live theatre operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, internet streaming video services, Video on Demand, the internet, video games and other sources of entertainment. The quality of “in-home” and mobile entertainment systems, as well as programming available on an in-home and mobile basis, has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an “in-home” or mobile entertainment experience to the more public and presentation-oriented experience offered by our cinemas and live theatres. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” or mobile forms of distribution. During the COVID-19 Pandemic, many distributors have moved product onto their proprietary streaming service platforms or onto third party platforms (like Netflix) either in lieu of or simultaneously with a cinema release. Also, even before the recent Pandemic, some traditional in-home and mobile distributors had begun the production of full-length movies, specifically for the purpose of direct or simultaneous release to the in-home and mobile markets. Cinemas will need to meet these competitive factors to continue to attract customers. This may require substantial capital outlays and increased labor expense, which exhibitors may not be able to fully pass on to their customers.

We also face competition from various other forms of “beyond-the-home” entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs. Our cinemas also face competition from live theatres and vice versa. Also, social media offerings – such as Facebook, Instagram, TikTok, and Snapchat – appear to be commanding increasing portions of the recreational time of our potential audience.

We operate in a highly competitive environment with many competitors who are significantly larger and may have significantly better access to films and to funds than we do. We are a comparatively small cinema operator and face competition from much larger exhibitors who are able to offer distributors more screens and in more markets – including markets where they may be the exclusive exhibitor – than can we. This may adversely impact our access films, which may adversely affect our revenue and profitability. These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, (iii) better visibility to landlords and real estate developers, (iv) for the sake of building volume, to operate cinemas with margins below our threshold for cinema acquisitions and/or development, and (v) better economies of scale. Access to reasonably priced funding is increasingly important as cinema operators need to upgrade their presentation, food and beverage in order to compete with in-home entertainment options.

In the case of our live theatres, we compete for shows not only with other “for profit” Off-Broadway theatres, but also with “not-for-profit” operators and, increasingly, with Broadway theatres. We believe our live theatres are generally competitive with other Off-Broadway venues. However, due to the increased cost of staging live theatre productions, we are seeing an increasing tendency for plays that would historically have been staged in an Off-Broadway theatre moving directly to larger Broadway venues.

We are vulnerable to a variety of factors which are beyond our control.

•Our cinema and live theatre businesses may be vulnerable to fears of terrorism and random shooter incidents could cause customers to avoid public assembly venues. Events, such as terrorist attacks and random shooter incidents may discourage patrons from attending our cinemas. We believe that recent shooting incidents have resulted in material increases in insurance premiums for cinema operators.

•Our cinema business may be vulnerable to natural disasters. Natural disasters, such as tropical storms, floods, fires, and earthquakes, have damaged and forced the temporary closure, and are likely in the future to similarly impact, our cinema operations. A material portion of our cinemas are located in seismically active areas, such as California, Hawaii and New Zealand.

•We are not in an essential business and accordingly may be more subject to general economic conditions than some other businesses. Going to a movie or a play is a luxury, not a necessity. Furthermore, consumer demand for better and better amenities and food offerings have resulted in an increase of the cost of a night at the movies. Accordingly, a decline in the economy resulting in a decrease in discretionary income, or a perception of such a decline, may result in decreased discretionary spending, which could adversely affect our cinema and live theatre businesses. Adverse economic conditions can also affect the supply side of our business, as reduced liquidity can adversely affect the availability of funding for movies and plays. This is particularly true in the case of Off-Broadway plays, which are often times financed by high net worth individuals (or groups of such individuals) and that are very risky due to the absence of any ability to recoup investment in secondary markets like–– cable, satellite or internet distribution.

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

Our failure to obtain and maintain liquor licenses at any of our cinemas could adversely affect our ability to compete. Each of our cinemas offering alcoholic beverages, is subject to licensing and regulation. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each cinema, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on our profitability, our ability to attract patrons, and our ability to obtain such a liquor license in other locations.

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

Real Estate Development and Ownership Business Risks

Specific Risks Related to Our Real Estate Business.

Our real estate business is vulnerable to the effects from the coronavirus outbreak which has adversely impacted our retail tenants' operations and, in turn, resulted in an increase in tenant defaults and rent reductions. The ongoing COVID-19 Pandemic has resulted in the closure or reduced capacity of certain of our retail tenants. All of our ETCs are anchored by our cinemas, which suffered temporary closures and/or reductions in seating capacities during the COVID-19 Pandemic, thereby reducing foot traffic to our ETCs. In some cases, we have been compelled to provide our tenants with rent abatements or deferrals.

Competition from the Digital Economy may adversely impact our ability to lease and obtain reasonable rents for our properties. An increasing amount of shopping is being done on-line. This has adversely impacted retail tenants (particularly those dealing in consumer goods), which may impact our ability to attract such retailers and to obtain rents at historic levels. This is a particular risk to us, given our high percentage of retail tenants. Also, initially motivated by the need to work from home during the COVID-19 Pandemic, employers are rethinking the scope and extent of the need for their office space. Some markets may have become overbuilt, which may complicate our ability to lease our properties, to obtain reasonable rents, and to finance future development.

Many of our Properties are located in areas prone to natural disasters. Many of our properties are located in areas subject to a risk of fires such as California and Australia; of hurricanes, tropical storms and/or flooding, such as Australia, California, Hawaii and New York, New Jersey, or earthquake. including New Zealand, Hawaii and California. The availability of insurance for natural disasters (particularly earthquake) may be limited.

Our entertainment properties may be more subject to access litigation than other properties. Substantially all our properties consist of, or include as a material component, entertainment venues. These facilities may attract more access-based litigation (for example, claims under the Americans with Disabilities Act) than other types of real estate.

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

Risks Related to the Real Estate Industry Generally

Our financial performance will be affected by risks associated with the real estate industry generally. Events and conditions generally applicable to developers, owners, and operators of real property will affect our performance as well. These include (i) changes in the national, regional and local economic climate, (ii) local conditions, such as an oversupply of, or a reduction in demand for, commercial space and/or entertainment-oriented properties, (iii) reduced attractiveness of our properties to tenants, (iv) the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own, (v) competition from other properties, (vi) inability to collect rent from tenants, (vii) increased operating costs, including labor, materials, real estate taxes, insurance premiums, and utilities, (viii) costs of complying with changes in law and government regulations including those relating to access (for example the Americans with Disabilities Act), energy conservation and environmental matters, (ix) the relative illiquidity of real estate investments, and (x) decreases in sources of both construction and long-term lending as traditional sources of such funding leave or reduce their commitments to real estate-based lending. In addition, periods of rising interest rates or declining demand for real estate (for example, due to competition from internet sellers the demand for brick and mortar retail spaces has declined and may continue to decline, and due to the increasing popularity of tele-commuting demand for traditional office space has likewise declined and may likewise continue to decline), or the public perception that any of these events may occur, could result in declining rents or increased lease defaults. Increasing cap rates can result in lower property values.

Illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties. Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Many of our properties are either “special purpose” properties that could not be readily converted to general residential, retail or office use. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment, and competitive factors may prevent the pass-through of such costs to tenants.

Real estate development involves a variety of risks.

Real estate development involves a variety of risks, including the following:

•The identification and acquisition of suitable development properties. Competition for suitable development properties is intense. Our ability to identify and acquire development properties may be limited by our size and resources. Also, as we and our affiliates are considered to be “foreign owned” for purposes of certain Australian and New Zealand statutes, we have been in the past, and may in the future be, subject to regulations that are not applicable to other persons doing business in those countries.

•The procurement of necessary land use entitlements for the project. This process can take many years, particularly if opposed by competing interests. Competitors and community groups (sometimes funded by such competitors) may object based on various factors, including, for example, impacts on density, parking, traffic, noise levels and the historic or architectural nature of the building being replaced. If they are unsuccessful at the local governmental level, they may seek recourse to the courts or other tribunals. This can delay projects and increase costs.

•The construction of the project on time and on budget. Construction risks include the availability and cost of financing; the availability and costs of material and labor; the costs of dealing with unknown site conditions (including addressing pollution or environmental wastes deposited upon the property by prior owners); inclement weather conditions; and the ever-present potential for labor-related disruptions.

•The leasing or sell-out of the project. Ultimately, there are risks involved in the leasing of a rental property or the sale of a condominium or built-for-sale property. For our ETCs, the extent to which our cinemas can continue to serve as an anchor tenant will be influenced by the same factors as will influence generally the results of our cinema operations. Leasing or sale can be influenced by economic factors that are neither known nor knowable at the commencement of the development process and by local, national, and even international economic conditions, both real and perceived.

•The refinancing of completed properties. Properties are often developed using relatively short-term loans. Upon completion of the project, it may be necessary to find replacement financing for these loans. This process involves risk as to the availability of such permanent or other take-out financing, the interest rates, and the payment terms applicable to such financing, which may be adversely influenced by local, national, or international factors.

The ownership of properties involves risk. The ownership of properties involves risks, such as: (i) ongoing leasing and re-leasing risks, (ii) ongoing financing and re-financing risks, (iii) market risks as to the multiples offered by buyers of investment properties, (iv) risks related to the ongoing compliance with changing governmental regulation (including, without limitation, laws and regulations related to access, energy conservation and environmental matters), (v) relative illiquidity compared to some other types of assets, and (vi) susceptibility of assets to uninsurable risks, such as biological, chemical or nuclear terrorism, or risks that are subject to caps tied to the concentration of such assets in certain geographic areas, such as earthquakes. Furthermore, as our properties are typically developed around an entertainment use, the attractiveness of these properties to tenants, sources of finance and real estate investors will be influenced by market perceptions of the benefits and detriments of such entertainment-type properties.

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

Changes in interest rates may increase our interest expense. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2020, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.7 million per year. Potential future increases in interest rates may therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

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

In 2020, global growth weakened, trade tensions heightened, and several emerging markets experienced significant downturns as macroeconomic and geopolitical developments weighed on market sentiments. Governmental policies of developed economies, such as the U.S., have a substantial effect on emerging markets, and the consequences of a trade war between two developed countries, like that of the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. Additionally, North Korea’s nuclear weapons capabilities continue to be an ongoing security concern and worsening relations between the U.S. and North Korea continue to create a global security issue that may adversely affect international business and economic conditions. While it is difficult for us to predict the effect of such trade wars and heightened geopolitical and economic instability on our business, they could lead to currency devaluation, economic and political turmoil, market volatility, and a loss of consumer confidence in the broader U.S. economy.

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

Operating, Financial Structure and Borrowing Risk

Typically, we have negative working capital. As we invest our cash in new acquisitions and the development of our existing properties, we have negative working capital. This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets, as is the case in other industries such as manufacturing and distribution. In addition, the new lease accounting standard requires us to include our operating lease liabilities on our consolidated balance sheet. See Note 2 - Summary of Significant Accounting Policies – Operating Leases.

We are subject to complex taxation, changes in tax rates, adoption of new U.S. or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations. We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate, such as the U.S. Tax Cuts and Jobs Act signed into law in December 2017. The new laws are still evolving and require we interpret the provisions of the law as we try to comply with them. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of Management’s time and effort and may subject us to significant liabilities and other penalties.

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

Our stock is thinly traded. Our stock is thinly traded, with an average daily volume in 2020 of only approximately 111,234 shares of Class A Stock. Our Class B Stock is very thinly traded with even less volume. This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

Ongoing disputes among the heirs of James J. Cotter, Sr., over the past six years have caused, and may continue to cause, uncertainty regarding the ongoing control of our Company by the Cotter family and have distracted and may continue to distract the time and attention of our officers and directors from our business and operations and may ultimately interfere with the effective management of the Company. Up until his death on September 13, 2014, James J. Cotter, Sr., the father of Ellen Cotter, James J. Cotter, Jr. and Margaret Cotter, was our controlling stockholder, having the sole power to vote approximately 66.9% of the outstanding Class B Voting Common Stock (the “Class B Stock”) of our Company. Under applicable Nevada Law, a stockholder holding two-thirds of our Company’s Class B Stock has the power at any time, with or without cause, to remove any one or more directors (up to and including the entire board of directors) by written consent taken without a meeting of the stockholders. Over the past six years there have been a variety of disputes between Ellen Cotter and Margaret Cotter, on one side, and James J. Cotter, Jr., on the other side, as to the control and disposition of this Class B Stock. James Cotter, Jr., passed away on March 10, 2021. The ultimate impact of the passing of James J. Cotter, Jr. upon the currently pending disputes relating to the control of our Company is uncertain.

Ellen Cotter and Margaret Cotter, in their individual capacities and as the Co-Executors of the Estate of James J. Cotter (the “Cotter Estate”) and as the Co-Trustees of the Living Trust established by the Declaration of trust dated June 5, 2013, by James J. Cotter, Sr., as amended the “Cotter Living Trust”) currently vote approximately 72% of the outstanding Class B stock. Of this approximately 67% of such Class B Stock is held by the Cotter Estate and the Cotter Living Trust, ultimately for distribution into a voting sub-trust (the “Cotter Voting Trust”) of the Cotter Living Trust. Margaret Cotter is the sole trustee of the Cotter Voting Trust. During his lifetime, James J. Cotter, Jr. in litigation (the “Trust Case”) brought in the California Superior Court for Los Angeles County (the “California Superior Court”), among other things, sought to have Ellen Cotter and Margaret Cotter removed as Trustees of the Cotter Living Trust, to have Margaret Cotter removed as the Trustee of the Cotter Voting Trust and to have the shares of Class B Stock held by the Cotter Estate, the Cotter Living Trust and/or the Cotter Voting Trust (and representing a controlling interest in our Company) sold. Ellen Cotter and Margaret Cotter have advised that they believe that this stock should be retained and held for as long as possible for the long-term benefit of grandchildren of James J. Cotter, Sr, as they believe is provided for in the document governing the Cotter Voting Trust and have opposed the efforts of James J. Cotter, Jr. to remove them as Trustees and to have this stock sold.

Upon motion brought by James J. Cotter, Jr., in the Trust Case, the California Court appointed a guardian ad litem (the “GAL”) to represent the interests of these grandchildren (who consist of the children of Margaret Cotter and of James J. Cotter, Jr.). The GAL has motions pending (i) to divide the Voting Trust into separate trusts, one for the benefit of Margaret Cotter’s children and one for the benefit of James J. Cotter, Jr.’s children, (ii) in order to achieve diversification of the assets of these trusts, to sell the Class B stock eventually to be held by these trusts, and (iii) to immediately retain a valuation expert to advise him as to value of the Class B Voting Stock to be eventually held by the Voting Trust. These motions are opposed by Ellen Cotter and Margaret Cotter acting in their capacity as Executors and Trustees. A motion has also been brought by Margaret Cotter and Ellen Cotter, as Co-Trustees of the Cotter Living Trust, to disqualify the GAL on the basis that he cannot simultaneously represent the interests of Margaret Cotter and James J. Cotter’s, Jr’s, children as the interests of those children differ. That motion was denied by the California Superior Court and that order is currently subject to appeal.

As a consequence of the California Superior Court’s ruling in the Trust Case that the amendment to the trust document memorializing the Cotter Trust supported by James J. Cotter, Jr. was not valid and that the amendment supported by Ellen Cotter and Margaret Cotter was the controlling document, Ellen Cotter and Margaret Cotter, as Co-Trustees of the Cotter Living Trust, have brought a motion to enforce the no-contest clause of the Cotter Voting Trust, which if successful would remove James J. Cotter, Jr and his descendants as beneficiaries of the Cotter Voting Trust, and moot the GAL’s motion to divide up the Cotter Voting Trust and to sell the Class B Voting Stock to be held in the Cotter Voting Trust. It would also moot Mr. Cotter, Jr.’s motions (to the extent that they survive his passing), as he would be neither a trustee nor a beneficiary of the Cotter Living Trust. Mr. Cotter, Jr. has opposed the Co-Trustees motion to enforce the no-contest clause and brought an Anti-SLAPP claim against the Co-Trustees. That Anti-SLAPP claim was dismissed by the California Superior Court, which dismissal is now on appeal.

While our Company is not a party to the Trust Case, our Company has appeared in court, to protect (a) the business plan adopted by our Board of Directors and its determination that stockholder interests are best achieved by continuing with that business plan rather than selling our Company at this time and (b) in the event that the California Superior Court were to disregard the advice of our Board and order that a controlling interest in our Company be marketed or sold, that the interests of our Company and stockholders generally are protected in the context of any such change of control transaction. Our Company’s participation in the Trust Case since August 2017 has been overseen by a Special Independent Committee of the Board of Directors currently comprised of directors Doug McEachern and Judy Codding.

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

The California Superior Court, in the Trust Case, has jurisdiction over a potentially controlling block of our voting power. Should the California Superior Court order the sale of the Class B Stock intended for transfer to the Cotter Voting Trust, and such sale be completed, then there may be a change of control of our Company (depending on, among other things, who the ultimate purchaser(s) of such shares might be, the number of shares of Class B Stock distributed by the Cotter Estate to the Cotter Living Trust, and whether the California Superior Court orders a sale of all or only some portion to the Class B Stock to be held by the Cotter Voting Trust). We cannot predict what reactions, including appeals or other steps, might be taken by Ellen Cotter and Margaret Cotter in their respective capacities as Trustees under the Cotter Living Trust, or in other capacities (for example, as Co-Executors of the Cotter Estate or as stockholders acting in their own right), should the California Superior Court make such an order. We do note, however, that Ellen Cotter and Margaret Cotter have publicly stated that, if there is to be a sale of controlling shares, they intend to be the purchasers of such shares. We also cannot predict what action our Board of Directors would take in response, if any. However, our Board of Directors has an obligation to act in the best interest of our Company, and in the event the California Superior Court were to order a sale of the Class B Stock held by the Cotter Living Trust, our Board of Directors would be obligated to consider the interests of our Company and to act accordingly.

As foreshadowed in the beginning of this discussion, the recent passing of James J. Cotter, Jr., has rendered uncertain the status of his motions to remove Ellen Cotter and Margaret Cotter as Trustees, as to the GAL’s ongoing status given the differing interests of the children of Margaret Cotter and the children of James J. Cotter, Jr., and the GAL’s motion to divide the Voting Trust and sell the shares of Class B Stock held by the Cotter Estate, the Cotter Living Trust and/or the Cotter Voting Trust.

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

The interests of our controlling stockholder may conflict with your interests. As of December 31, 2020, the Cotter Estate and the Cotter Living Trust beneficially owned 66.9% of our outstanding Class B Stock. At the present time, according to the books of the Company, Ellen Cotter and Margaret Cotter vote (including their direct holdings of 50,000 shares and 35,100 shares respectively of the Class B Stock), Class B Stock representing 71.9% of our outstanding Class B Stock. Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company. For as long as the Cotter Estate, the Cotter Trust and/or the Cotter Voting Trust (referred to herein collectively as the “Cotter Entities”) continue to own shares of Class B Stock representing more than 50% of the voting power of our common stock, the Cotter Entities will be able to elect all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. The Cotter Entities will also have the power to prevent or cause a change in control and could take other actions that might be desirable to the Cotter Entities but not to other stockholders. To the extent that the Cotter Entities hold more than two-thirds of our outstanding Class B Stock, the Cotter Entities will have the power at any time, with or without cause, to remove any one or more Directors (up to and including the entire Board of Directors) by written consent taken without a meeting of the stockholders.

In addition, the Cotter Estate or the Cotter Living Trust and/or their respective affiliates have controlling interests in companies in related and unrelated industries. In the future, we may participate in transactions with these companies (see Note 21 – Related Parties).

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

EXECUTIVE AND ADMINISTRATIVE OFFICES

Since February 2017, our executive headquarters has been in a 24,000 square foot Class B office building with 72 parking spaces located at 5995 Sepulveda Boulevard, Suite 300, Culver City, California 90230, which we purchased on April 11, 2016. We occupy the third floor as our headquarters’ offices from which we conduct our executive and administrative operations, however, due to COVID-19, our staff are currently working remotely. On May 27, 2020, we leased on a multi-year basis the entire second floor to WWP Beauty (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs.

We own an 8,300 square foot office building in Melbourne, Australia, approximately 5,000 square feet of which serve as the headquarters for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We maintain our accounting personnel and certain IT and operational personnel in approximately 5,400 square feet of office spaces located in our Courtenay Central ETC in Wellington, New Zealand, however due to the ongoing temporary closure of Courtenay Central and COVID-19, our staff are now working remotely. We also occupy approximately 3,500 square feet at our Village East leasehold property in New York for administrative purposes.

ENTERTAINMENT PROPERTIES

Entertainment Use Leasehold Interests

As of December 31, 2020, we lease approximately 1,909,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	938,000	2022 – 2052
Australia	769,000	2022 – 2049
New Zealand	202,000	2023 – 2040

REAL ESTATE INTERESTS

Fee Interests

In the United States, as of December 31, 2020, we owned approximately 101,000 square feet of improved real estate comprised of three live theatre buildings, which include approximately 10,000 square feet of leasable space, the fee interest in our U.S. headquarters in Culver City, California, and the fee interest in our Cinemas 1,2,3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest). We also own various properties relating to our historic railroad business, including the Reading Viaduct in central Philadelphia.

In Australia, as of December 31, 2020, we owned approximately 1,355,000 square feet of land at seven locations. Most of this land is located in the states of Queensland, New South Wales, and Western Australia. Of these fee interests, approximately 208,000 square feet are currently improved with cinemas. We own an approximately 23,000 square foot parcel currently improved with an approximately 22,000 square foot office building that we intend to integrate with and into our Newmarket Village ETC and that, accordingly, is not included in the above table. In 2018, we acquired a building of 17,000 square feet which is bordered on three sides by our Auburn ETC for $3.5 million (AU$ 4.5 million). This asset was listed for sale in January 2021.

In New Zealand, as of December 31, 2020, we owned approximately 3,371,000 square feet of land at five locations. This includes our Courtenay Central ETC in Wellington and the development land adjacent to our Courtenay Central ETC, and the fee interests underlying four cinemas in New Zealand, which properties include approximately 6,000 square feet of ancillary retail space. The foregoing includes the 70.4-acre Manukau/Wiri site, which was sold on March 4, 2021 for NZ$77.2 million (US$56.1 million).

Live Theatres

Included among our real estate holdings are three Off-Broadway style live theatres, operated through our Liberty Theatres subsidiary. We license theatre auditoriums to the producers of Off-Broadway theatrical productions and provide various box office and food & beverage services. The terms of our licenses are, naturally, principally dependent upon the commercial success of our tenants. While we attempt to choose productions that we believe will be successful, we have no control over the production itself. At the current time, we have two single-auditorium theatres in Manhattan:

•the Minetta Lane (399 seats); and

•the Orpheum (347 seats).

We also own a four-auditorium theatre complex, the Royal George Theatre in Chicago (Mainstage 448 seats, Cabaret 199 seats, The Great Room 100 seats, and The Gallery 50 seats), which has ancillary retail, office space, and parking. This property is currently being marketed for sale.

Liberty Theatres is primarily in the business of licensing theatre space. However, we may from time to time participate as an investor in a play, which can help facilitate the exhibition of the play at one of our theatres and do from time to time rent space on a basis that allows us to share in a production’s revenues or profits. Predominantly, rental revenues, expenses, and profits are reported as part of the real estate segment of our business.

Joint Venture Interests

At December 31, 2020, our real estate joint ventures comprise of a 75% managing member interest in the limited liability company that owns our Cinemas 1,2,3 property and a 50% managing member interest in Shadow View Land & Farming, LLC, which owns an approximately 202-acre property in Coachella, California that was zoned for residential and mixed use. In December 2020, the Coachella property was classified as held for sale as part of our strategy to monetize certain real estate assets. On March 5, 2021, this property was sold for $11.0 million. As a 50% member in Shadow View Land & Farming LLC, the Company received 50% of the net sale proceeds.

OPERATING PROPERTY

As of December 31, 2020, we own fee interests in approximately 824,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1. Cinemas 1,2,3(4)	0 / 24,000	n/a	$24,128	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2. Culver City Headquarters	24,000 / 0	100%	12,957	Real Estate	5995 Sepulveda Boulevard, Culver City, CA
	including a 72-space parking structure
3. Minetta Lane Theatre	0 / 9,000	n/a	2,294	Real Estate	18 Minetta Lane, Manhattan, NY
4. Orpheum Theatre	0 / 5,000	n/a	1,393	Real Estate	126 2nd Avenue, Manhattan, NY
5. Royal George	15,000 / 23,000	35%	2,087	Real Estate	1633-41 N. Halsted Street, Chicago, IL
	plus a 55-space parking structure
6. 44 Union Square	73,000 / 0		92,820	Real Estate	44 Union Square E, New York, NY 10003
Australia
1. Newmarket Village	102,000 / 42,000	98%	48,880	Cinema Exhibition /	400 Newmarket Road, Newmarket, QLD
	plus 588 parking spaces			Real Estate
2. Newmarket Office	21,000 / 1,000	100%	5,979	Real Estate	16-20 Edmondstone Street, Newmarket, QLD
3. Auburn	92,000 / 56,000	79%	27,550	Cinema Exhibition /	99 Parramatta Road, Auburn, NSW
	plus 721 parking spaces			Real Estate
4. Cannon Park(5)	105,000 / 28,000	94%	22,473	Cinema Exhibition / Real Estate	High Range Drive, Thuringowa, QLD
5. Belmont	15,000 / 45,000	87%	6,104	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
6. York Street HQ Office	8,000 / 0	100%	1,872	Real Estate	98 York Street, South Melbourne, VIC
7. Maitland Cinema	0 / 22,000	n/a	961	Cinema Exhibition	9/1A Ken Tubman Drive, Maitland, NSW
8. Bundaberg Cinema	0 / 14,000	n/a	1,176	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1. Courtenay Central(6)	43,000 / 59,000	15%	10,267	Cinema Exhibition /	100 Courtenay Place, Wellington
Plus, an additional 37,000 feet of land currently used as on-grade car parking where our multi-story car park once stood.				Real Estate	24 Tory Street, Wellington (Parking)
2. Dunedin Cinema	0 / 25,000	n/a	6,106	Cinema Exhibition	33 The Octagon, Dunedin
3. Napier Cinema	6,000 / 18,000	100%	1,894	Cinema Exhibition	154 Station Street, Napier
4. Invercargill Cinema	0 / 20,000	n/a	1,492	Cinema Exhibition	29 Dee Street, Invercargill
5. Rotorua Cinema	0 / 19,000	n/a	1,684	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(7)			$272,117

(1)Rental square footage refers to the amount of potential area available to be rented to third parties. A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage.

(2)Represents the percentage of available rental square footage currently leased or licensed to third parties.

(3)Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2020 (net of any impairments recorded).

(4)Owned by a limited liability company in which we hold a 75% managing member interest. The remaining 25% is owned by Sutton Hill Capital, LLC (“SHC”), a company owned in equal parts by the Cotter Estate or the Cotter Trust and a third party.

(5)Our Cannon Park City and Discount Centers are operated as a single ETC.

(6)Our Courtenay Central parking structure has been demolished due to damage suffered as a result of an earthquake on November 14, 2016. For further information on the on-going development projects of these properties, refer to succeeding section "Investment and Development Property."

(7)This schedule does not include (i) our leasehold assets on cinemas under leased-facility model, (ii) those portions of the owned assets that are not income-producing or purely used for administrative purposes, and (iii) our assets on our legacy business principally in Pennsylvania.

LONG-TERM LEASEHOLD OPERATING PROPERTY

In certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of December 31, 2020, we had approximately 90,000 square feet of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
Manville	0 / 46,000	n/a	10,739
In Australia
Waurn Ponds	6,000 / 38,000	100%	12,010
TOTAL			$22,749

(1)Rental square footage refers to the amount of area available to be rented to third parties. A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage.

(2)Represents the percentage of rental square footage currently leased to third parties.

(3)Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2020 (net of any impairments recorded).

INVESTMENT AND DEVELOPMENT PROPERTY

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land. In addition, we are currently executing, or still pursuing to execute, our redevelopment plans on several of our existing developed properties to take them to their highest and best use. The following table summarizes our investment and development projects as of December 31, 2020:

Property(1)	Acreage	Net Book Value(2) (US Dollars in thousands)	Status
Australia
1 Auburn Redyard, Sydney, New South Wales	2.6	1,563

In 2018, we acquired a 21,000 square foot infill property, improved with a 17,000 square foot telephone exchange and office building rented to Telstra through July 2022. This acquisition has increased the square footage of the center to approximately 519,000 square feet and the rentable area to approximately 92,000 square feet. The property includes approximately 114,000 square feet of developable land. The net book value referenced for this property refers only to the above 114,000 square feet of developable land. As of the date of this Report, Auburn Redyard, including the 114,000 square feet of development land, is being marketed for sale.

New Zealand
Courtenay Central, Wellington	0.9	10,007

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

TOTAL		$11,570

(1)A number of our real estate holdings include additional land held for development. In addition, we have acquired certain parcels for future development.

(2)Refers to the recorded values of our non-operating and currently in-development stage properties, which are comprised of land, building, development costs and capitalized interest, and presented as “Investment and Development Property” in our Consolidated Balance Sheet as of December 31, 2020. Not included in this number is the book value of those portions of such properties which have already been developed. For example, in the case of our Auburn Redyard shopping center, only the 114,000 square feet of developable land (out of the total 519,000 square feet of land comprising the entire center) is included in this calculation.

Some of our income producing properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Note 11 – Borrowings to our 2020 consolidated financial statements.

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

Item 3 – Legal Proceedings

The information required under Part I, Item 3 – Legal Proceedings is incorporated by reference to the information contained in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 – Financial Statements and Supplementary Data on this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the NASDAQ under the symbols RDI (Class A Stock) and RDIB (Class B Stock).

As of March 29, 2021, the approximate number of common stockholders of record was 390 for Class A Stock and 52, for Class B Stock.

We have never declared a cash dividend on either class of our common stock, and we have no current plans to declare a dividend.

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s Class A Stock for the five-year period ended December 31, 2020 against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five-years ended December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in our Class A Stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Reading underperformed in 2020 compared to the market due to the COVID-19 pandemic and its aftermath, delayed releases of movies and/or movies going straight to streaming or PVOD, and a weakening foreign currency exchange rate.

UNREGISTERED SALES OF EQUITY SECURITIES

Between December 14, 2020 and December 16, 2020, the Company awarded 114,803 non-transferable restricted stock units to certain members of the management team and other key employees pursuant to the 2020 Stock Incentive Plan; each restricted stock unit is subject to time-based vesting restrictions and once vested will be convertible into one share of the Company's Class A Stock. The awards were compensatory in nature without cost to the officers and were made pursuant to exemptions from registration under the Securities Act of 1933, including Regulation D.

REPURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Item 6 – Selected Financial Data

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 6.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2020 Form 10-K.

INDEX	Page
Business Overview	50
Recent Developments	43
Results of Operations	50
Business Segment Results – 2020 vs. 2019	51
Non-Segment Results – 2020 vs. 2019	58
Liquidity and Capital Resources	59
Contractual Obligations, Commitments and Contingencies	62
Financial Risk Management	63
Critical Accounting Estimates	63

IMPACT OF THE COVID-19 PANDEMIC

During 2020, our Company has had to adapt to the impact of COVID-19. In March of 2020, we temporarily closed all of the Company’s cinemas in the United States, Australia, and New Zealand in accordance with the directions and recommendations of the relevant local, state and federal authorities. In the U.S., we also temporarily closed our live theatres.

As of the date of this Report, our Company has reopened 86% of its cinema operations as follows:

i.In Australia, 92% of our cinemas have reopened and we continue to execute on a number of new safety and cleaning protocols. As of today, depending on the Australian State, governmentally imposed physical distancing requirements have been removed or are restricted to 75% of available capacity. On March 28, 2021, Queensland announced a 3-day snap lockdown, so two of our sites have been temporarily closed.

ii.In New Zealand, all of our cinemas have reopened, with the exception of our Reading Cinemas at Courtenay Central, which remains temporarily closed due to seismic concerns. Our reopened cinemas have no physical distancing requirements in place, and we continue to execute our new safety and cleaning protocols.

iii.In the United States, 79% of our cinemas have reopened with an elevated set of cleaning protocols and new operating strategies, including physical distancing through reduced seat counts. We expect to announce opening dates for our other cinemas and live theatres in the U.S. once local government authorities remove restrictions and new and compelling movies become available.

With respect to our ETCs, trading restrictions enforced by the local governments adversely impacted the trading ability of many of our third-party tenants to a significant degree. Most of our ETCs in Australia remained open as our tenant portfolio includes tenants who operate “essential” businesses, even though many smaller tenants could not trade. In New Zealand, the tenants operating at Courtenay Central were required to close on March 26, 2020 because of the government’s lockdown but have since reopened.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 61 cinemas.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

We have consistently stated our belief that these two business segments complement one another, as we have used the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. Now, we are relying upon income from our real estate assets, and the imbedded value in those assets, to support our Company through the COVID-19 crisis. As we continue to navigate the uncertainty and challenges posed by the global COVID-19 pandemic, we are steadfast in our belief that this two-pronged international business strategy has supported the strength and long-term viability of our Company. We believe that our strong real estate base sets us apart and provides us with flexibility and asset strength.

As of the date of this Report, we operate our worldwide cinema exhibition businesses under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, and Consolidated Theatres brands.

•in Australia, under the Reading Cinemas, the State Cinema, and our unconsolidated joint venture, Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and our unconsolidated joint ventures, Rialto Cinemas brands.

Our Short-Term Business Strategy: Adapting to COVID-19

We believe our Company’s diverse business structure has and will continue to provide financial security through the COVID-19 pandemic and other such economic downturns. Our priority is to adapt and expand our short-term business strategy to meet the needs of the current economic climate.

The pandemic has disrupted the cinema exhibition business by way of local government mandated closures, occupancy restrictions, forced delays of major motion picture releases and simultaneous releases of film product to theatrical as well as streaming platforms. To mitigate this, in the U.S., we launched a streaming platform called Angelika Anywhere in December of 2020, which is curated for film lovers of independent and foreign film, documentaries, and the more specialized movies from the major studios. We anticipate expanding this platform to Australia and New Zealand in 2021. To further mitigate the impacts of the pandemic, in the U.S., we began an Eats at Home program whereby customers pickup or have cinema food delivered. We expect these initiatives have and will provide additional streams of revenue through and after the COVID-19 pandemic.

In order to emerge from the crisis in a stronger position, we believe that the potential sale of non-core real estate assets will provide the cash necessary to meet our short-term liquidity demands. In December 2020, we classified the non-income producing land in Coachella, California and Manukau, New Zealand as held for sale as part of our strategy to monetize certain real estate assets to provide the cash necessary to support our Company through the COVID-19 pandemic. On March 4, 2021, we sold our Manukau land for NZ$77.2 million (US$56.1 million). On March 5, 2021, we sold our Coachella land for $11.0 million. As a 50% member in Shadow View Land & Farming LLC, the Company received 50% of the sale proceeds.

Our Long-Term Business Strategy: Applying a Synergistic Approach

Post-COVID-19, we believe the cinema exhibition business to be one that will likely continue to generate consistent cash flows in the years ahead, even in a recessionary or inflationary environment. This is based on our belief that people will continue to spend a reasonable portion of their entertainment dollars on entertainment outside of the home and that, when compared to other forms of outside-the-home entertainment, movies continue to be a popular and competitively priced option. We believe that the advent of an array of streaming and mobile video services is more of a threat to the delivery of traditional in-home forms of entertainment (such as cable and satellite providers) than it is to the exhibition industry. We believe that historically, our industry has benefited as the amount of quality product available for exhibition has increased. During the pandemic, we faced a new issue wherein certain major distributors shortened or skipped the theatrical window and went straight to streaming, PVOD or VOD. Despite the current situation, the amount of product coming to consumers is in some ways overwhelming. We believe that this means that cinema exhibition is going to be an increasingly important way for content providers to establish an identity for their product that will carry over into the streaming and mobile video market and aid consumers in their programming choices. We believe that our cinemas will be critical to provide the “Grand Opening” needed for product providers attempting to compete in the streaming market. This being the case, we likewise believe that the entire cinema-going experience needs to be special to provide this “Grand Opening” feel. Acting on that belief, we have focused in recent periods on the upgrading of our cinemas to feature enhanced safety and cleanliness protocols, luxury lounge seating, state-of-the-art sound, large format screens, and enhanced food and beverage. We have invested in technology to make our reservation system more user friendly and to encourage customer loyalty.

We believe the cinema exhibition business to be a well-established business with most markets either adequately screened or over-screened and we see growth in our cinema exhibition business coming principally from (i) the enhancement of our existing cinemas (for example, by the addition of luxury recliner seating and expanding our food and beverage program), (ii) the development, in select markets, of specialty cinemas and where applicable, new cinemas in underserved markets, and (iii) the opportunistic acquisition of already existing cinemas. We continue to focus on the development and redevelopment of our existing assets (particularly our real estate assets in (i) New York, (ii) Culver City, California (iii) Queensland and Western Australia in Australia, and (iv) Wellington, New Zealand.

We see ourselves principally as a geographically diversified cinema exhibition and real estate company and intend to add to stockholder value by building the value of our portfolio of tangible assets, including both entertainment and other types of land and “brick and mortar” assets. We believe that this diversified strategy has shown its value during this COVID pandemic timeframe. We endeavor to maintain a reasonable asset allocation between our domestic and international assets and operations, and between our cash-generating cinema operations and our cash-consuming real estate investment and development activities. We believe that, by blending the cash generating capabilities of a cinema operation with the investment and development opportunities of our real estate operations, our business strategy is unique among public companies.

Key Performance Indicators

A key performance indicator utilized by Management is food and beverage Spend Per Patron (“SPP”).

One of our strategic priorities is upgrading the food and beverage menu at a number of our global cinemas. We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our food and beverage operations. While ultimately, the profitability of our food and beverage operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis. Due to the COVID-19 pandemic and the temporary closure of all of our cinema and live theatre operations in the U.S., Australia, and New Zealand for a substantial portion of the year ended December 31, 2020, and due to the lower attendances resulting from social distancing requirements, the lack of new and compelling film product, and the reticence of customers to participate in social gatherings with third parties, Management does not currently believe that a discussion of Reading’s key performance indicators will serve as a useful metric for stockholders. Management intends to resume providing a discussion of our key performance indicators in future filings.

Industry Outlook

The COVID-19 pandemic has caused considerable economic turmoil and devastation all over the world, affecting our operations in the United States, Australia and New Zealand and has caused patrons to avoid our cinemas and retail centers and, in the United States, our live theatres or other public places where large crowds would be in attendance. The COVID-19 pandemic has caused cinemas, retail businesses and other public assembly venues to close in certain parts of the world. In response, our Company elected, on a voluntary basis, to close some of our cinemas or portions of our cinemas, while others have closed due to local government authority restrictions.

Our Company’s revenues have in 2020, and will in 2021, be pushed into later quarters, significantly reducing our full year revenues, causing decisions to be made to vary operational levels at our cinemas, and accelerating decisions to consider and implement the sale of certain non-core real estate assets as a result of (i) delayed releases of certain major motion pictures and (ii) recent announcements from certain major exhibitors collaborating with certain major studios in agreements to shorten and/or eliminate the theatrical window. The spread of COVID-19 has adversely impacted the retail businesses of our third party tenants which, in turn, has resulted in the Company entering into a number of rent relief arrangements to ensure the long-term viability of such tenants.

We have and will experience into 2021 significant impacts on our cinema exhibition and real estate businesses as several international and domestic jurisdictions continue, to varying degrees, to reinstate their lockdowns due to the volatility of COVID-19, while others have removed or loosened restrictions. These differing approaches, and the local and global affects that these may have, create an uncertainty that is expected to continue until the vaccines are administered to most of the population and the COVID-19 spread is considered materially contained.

Cinema Exhibition

The in-home and mobile segment of the entertainment industry has experienced significant leaps in recent years in both the quality and affordability of in-home entertainment systems and the accessibility to and quality of entertainment programming through alternative film distribution channels, such as network, cable, satellite, and internet distribution channels. The success of these alternative distribution channels puts additional pressure on film distributors to reduce and/or eliminate the length of time between theatrical and secondary release dates. These are issues common to both our U.S. and international cinema operations. However, the sheer quantity of programing now being offered and the multiplicity of channels through which it is being offered has increased the importance of product branding. We believe that the in-theater movie experience will become increasingly important as a way to brand and promote programming to be distributed through these alternative channels. However, we further believe that to serve this function, the in-theater experience has to be truly special. Accordingly, over the past four years, we have invested heavily in upgrading our cinemas with luxury recliner seating, large format screens, state-of-the-art sound, and enhanced food and beverage services.

Due to the COVID-19 pandemic, we have seen a tremendous rise in streaming services with greater quantity and quality of films offered. We have also seen certain major distributors skip the traditional theatrical window and go straight to streaming, PVOD or VOD. In December 2020, we launched our own streaming service in the U.S., Angelika Anywhere, which is curated for film lovers of independent and foreign film, documentaries, and the more specialized movies from the major studios. We anticipate expanding this streaming service to Australia and New Zealand in 2021.

Additionally, while MoviePass ultimately went bankrupt, the MoviePass experiment has led to the adoption of various discount and loyalty programs in our industry. To meet this, we too have adopted a variety of discount programs as the industry adjusts to new ways of engaging with guests.

Below is a summary discussion of the competitive aspects of our cinema exhibition markets:

•North America: As a result of the COVID-19 pandemic, we are currently facing strong competition in North America from alternative forms of film distribution as distributors shorten theatrical windows and/or go straight to streaming, PVOD or VOD. This is affecting major exhibitors and independent exhibitors such as ourselves. In July 2020, AMC announced partnering with Universal to shorten the theatrical window with new movies going to PVOD within three weeks of their debut instead of the typical 75 to 90-day window. In November 2020, Cinemark announced the same. Given the concentration of viewing, and the increasing amount of product being released, the impact of these shortened windows on our revenues is uncertain.

The continued growth in the demand of in-home and mobile entertainment alternatives has accelerated since the COVID-19 pandemic and is added pressure for cinema exhibitors.

•Australia and New Zealand: The cinema exhibition industry in Australia and New Zealand is highly concentrated in that Event Cinemas, Village, and Hoyts (the “Major Exhibitors”) control approximately 61% of the cinema box office in Australia, while Event Cinemas and Hoyts control approximately 49% of New Zealand’s cinema box office. The industry is also somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. In addition, the Major Exhibitors have built a number of new multiplexes as joint venture partners or under shared facility arrangements and have historically not engaged in head-to-head competition.

Real Estate

A summary discussion of our view as to the competitive aspects of the markets where we own real estate properties is as follows:

•North America: We believe that U.S. retail real estate owners will continue to reuse the space vacated by anchor retailers to offer a variety of entertainment options and ultimately enhance the customer experience. The COVID effect, while significant in 2020 and 2021, will not survive in the long-term as the human need for interaction will outweigh the reduced COVID post-vaccine, risks.

Demand for office space may decline in the near term. as corporations adapt to employees’ “work-life balance” and leverage technology to automate tasks. However, our office space offering in the United States is limited. The available space in our Culver City office building is now completely leased, and our 44 Union Square office space is not generic in nature, given its Union Square location, its boutique size and brandability.

•Australia and New Zealand: Over the past few years, there has been a noted stabilization in real estate market activity resulting in some increases to commercial and retail property values in Australia and to a lesser extent in New Zealand. Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends. Also, we have noted that our Australian and New Zealand developed properties have had consistent growth in rentals and values, despite the COVID effects. This is in part a product of the fact that our tenancies have focused on entertainment services (cinemas, food and beverage) and essentials (such as groceries and pharmacies), which has to some extent insulated us from internet competition. We remain optimistic that our Australian and New Zealand holdings will continue to provide value and cash flows to our operations.

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below:

Cinema Exhibition

Our cinema revenues consist primarily of admissions, food and beverage, advertising, gift card purchases, theater rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs. Cinema revenues and expenses fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2020 Form 10-K.

While our capital projects in recent years have been focused on growing our real estate segment, we have also maintained our focus on improving and enhancing our cinema exhibition portfolio, as discussed below:

Cinema Additions and Enhancements

The latest additions and enhancements to our cinema portfolio over the past three years ended December 31, 2020 are as follows:

•Launched our first dine-in concept “Spotlight” in the United States: On March 30, 2018, we finished the conversion of one wing (six auditoriums) at our Reading Cinemas in Murrieta, California (Cal Oaks) to our dine-in concept brand, “Spotlight.”

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

•Opened a new state-of-the-art six-screen Cinema in Queensland, Australia: On December 22, 2020, we opened a six-screen Reading Cinemas at Jindalee featuring a TITAN LUXE with DOLBY ATMOS immersive sound, luxury recliner seating in all auditoriums, and newly curated enhanced food and beverage offering.

•U.S. Renovations: During this period, six locations had refurbishment work performed: our Cal Oaks and Rohnert Park locations in California, our Pearlridge, Mililani and Kahala (which is not yet completed) locations in Hawaii, and our Manville location in New Jersey. Kahala renovation work commenced in late 2019 and we suspended renovations due to the COVID-19 shutdown. As of the date of this Report, we converted 94 of our 238 U.S. auditoriums to luxury recliner seating and are in the process of converting 8 auditoriums at our Consolidated Theatres at the Kahala Mall in Honolulu.

•AU and NZ Renovations: During this period, we improved 14 theaters: In Australia, Charlestown, Elizabeth, Auburn, Chirnside Park, Dandenong, Harbour Town, Maitland, Rhodes, Waurn Ponds, West Lakes. And in New Zealand, Courtenay Central, Napier, Rotorua, and The Palms.

Upgrades to our Film Exhibition Technology and Theater Amenities

Prior to COVID-19, we invested in both (i) the upgrading of our existing cinemas and (ii) the development of new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service) and luxury recliner seating. As of December 31, 2020, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	61	504
IMAX	1	1
TITAN XC and LUXE	25	30
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	15	39
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	27	167
Liquor Licenses in Use(5)	34	n/a

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

(3)Spotlight Service: On March 30, 2018 we opened “Spotlight,” our first dine-in cinema concept in the U.S. at Reading Cinemas in Murrieta, California. Six of our 17 auditoriums at this theater feature waiter service before the movie begins with a full F&B menu, luxury recliner seating, and laser focus on customer service.

(4)Upgraded Food & Beverage Menu: Features an elevated F&B menu including a menu of locally inspired and freshly prepared items that go beyond traditional concessions, which we have worked with former Food Network executives to create. The elevated menu also includes beer, wine and/or spirits at most of our locations.

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each theater auditorium. For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages. As of December 31, 2020, we have pending applications for additional liquor licenses for six theaters in the U.S.

Plans for 2021 and Our Cinema Pipeline

At the start of 2020, we continued with the renovation of our Consolidated Theatres at the Kahala Mall in Honolulu in the U.S. However, this renovation has been suspended due to the governmental restrictions imposed due to the COVID pandemic. We do not have a definitive schedule for recommencing this renovation.

By the end of 2022, we anticipate adding three new Reading Cinemas, totaling 19 screens, to our Australian cinema circuit pursuant to

Agreements to Lease: (i) Altona, VIC, (ii) Traralgon, VIC, and (iii) South City Square in Brisbane, QLD. We have an agreement with our Altona landlord in the State of Victoria to extend that cinema fit-out handover date. Based on our agreement, the potential opening date of that new cinema will likely be delayed until mid-2021. With respect to our Traralgon cinema in the State of Victoria, the landlord has been delayed in turning over the space for cinema fit-out and discussions about the tenancy and scheduling are ongoing. We anticipate that the cinema in Traralgon will open in 2021. We expect hand-over from the landlord of South City Square early in 2022, with an opening by mid-year.

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

During 2021, we will continue to focus on the enhancement of our proprietary online ticketing capabilities and social media interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products that we are offering. We will also be focusing on post-COVID-19 technology improvements to facilitate improved social distancing and contactless experiences. Further, expanding our online capabilities, in the third quarter of 2020, we launched the online ordering of a limited F&B menu for our Angelika brand in the U.S. and will expand to other brands during the 2021. In December 2020, we launched our very own streaming service, Angelika Anywhere, in the U.S. which is curated for film lovers of independent and foreign film, documentaries, and the more specialized movies from the major studios. We will be expanding to Australia and New Zealand in 2021.

Cinema Closures

Temporary

As of the end of the first quarter of 2020, all of our cinemas in the United States, Australia, and New Zealand were temporarily closed in accordance with the directions and recommendations of the relevant local, state, and federal authorities relating to the COVID-19 pandemic. As the COVID-19 pandemic outbreak has been largely contained in most areas in Australia and New Zealand, and the restrictions have been reduced by local government authorities, we have reopened in those jurisdictions. As of the date of this Report, we have reopened 92% of our Australian cinema circuit and all of our New Zealand circuit with the exception of our Reading Cinemas at Courtenay Central, which remains temporarily closed due to seismic concerns. In the U.S., as of the date of this Report, we have reopened 79% of our theaters. We expect to announce reopening dates for our other cinemas in the U.S. once local government restrictions permit the opening of movie theaters and new film product is available.

In January 2019, we temporarily closed our Courtenay Central cinema in Wellington, New Zealand. This temporary closure is related to seismic concerns and is currently ongoing. While we continue to advance our planning for the center and have continued conversations with consultants, potential tenants, and city representatives, given the uncertainty surrounding the COVID-19 pandemic, we have no fixed time frame for the commencement of the redevelopment of this property.

In December 2019, we temporarily closed our Consolidated Theatres at the Kahala Mall in Honolulu for a top-to-bottom renovation, a closure that is currently ongoing. The renovation has not yet been completed and our construction has been effectively halted by the governmental restrictions imposed on us as a result of the COVID-19 pandemic. When reopened, the theatre will feature recliner seating throughout along with a state-of-the-art kitchen and an elevated F&B menu.

Some of our cinemas have encountered new competition, and we believe that others will benefit from planned refurbishment and upgrading. The scope, extent, and timing of such refurbishment and upgrading will be necessarily impacted by our need to preserve capital and liquidity while we work through the various challenges posed by the ongoing COVID-19 pandemic.

Real Estate

As of December 31, 2020, our operating properties consisted of the following:

•Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA), Auburn Redyard (Sydney area, NSW), and Courtenay Central (Wellington area, NZ);

•two single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theatre complex, including the accompanying ancillary retail and commercial tenant, in Chicago (The Royal George);

•our worldwide headquarters’ building in Culver City, California and our Australian corporate office building in Melbourne, Australia; and,

•the ancillary retail and commercial tenants at some of our non-ETC cinema properties.

At the start of the spread of the COVID-19 pandemic, varied trading restrictions, some enforced by the government, affected many of our tenants at our ETC’s in Australia and New Zealand. Although there were varied trading restrictions, most of these properties remained open for business through the COVID-19 crisis. As of the date of this Report, the majority of our tenants are currently open for business at our Australian and New Zealand properties with continued health and safety measures in place. Most of the rentable retail portions of our Courtenay Central location in New Zealand continue to be closed since January 2019 due to seismic concerns, however, two tenants remain open and are trading as of the date of this Report.

In addition, as of December 31, 2020, we had various parcels of unimproved real estate held for sale in Manukau, New Zealand and Coachella, California, various unimproved real estate held development in connection with existing ETCs in Australia and New Zealand, and properties (located principally in Pennsylvania) used in our legacy activities.

Our key real estate transactions over the past three years ended December 31, 2020 were as follows:

Strategic Acquisitions

•Purchase of Land in Townsville, Australia – On June 13, 2018, we acquired a 163,000 square foot parcel at our Cannon Park ETC, in connection with the restructuring of our relationship with the adjacent landowner. Prior to the restructuring, this parcel was commonly owned by us and the adjoining landowner. In the restructuring, the adjoining landowner conveyed to us their interest in the parcel for AU$1. In return, we granted the adjoining landowner certain access rights.

•Purchase of Property in Auburn, Australia – On June 28, 2018, we added 21,000 square feet of land, improved with a 17,000 square foot office building, to our Auburn Redyard ETC. The property was acquired at auction for $3.5 million (AU$4.5 million) and is bordered by our existing ETC on three sides. The property is leased to Telstra through July 2022. With this acquisition, Auburn Redyard now represents approximately 519,000 square feet of land, with approximately 2,000 feet of uninterrupted frontage to Parramatta Road, a major Sydney arterial motorway. This asset was listed for sale in January 2021.

•Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It was initially agreed that the transaction would close on or about May 31, 2021. On March 29, 2021, we extended this closing date to January 1, 2023. As the transaction is a related party transaction, it was reviewed and approved by our Board’s Audit and Conflicts Committee and supported by a third-party valuation, which showed substantial value in the option and, upon closing, will result in an annual rent savings of $590,000.

Strategic Asset Sales

United States:

•Sale of Landholding in Coachella, California – This non-income producing land was sold on March 5, 2021 for $11.0 million, and our share was approximately $5.5 million.

New Zealand:

•Sale of Landholding in Manukau/Wiri, New Zealand – This non-income producing land was sold on March 4, 2021 for NZ$77.2 million (US$56.1 million).

Value-creating Opportunities

The implementation of most of our real estate development plans have been delayed due to COVID-19 and the need to conserve capital. However, we continue to believe that our Company’s strong real estate asset base will provide (i) increased financial security through the potential sale of certain non-core real estate assets or (ii) provide collateral for strategic re-financing, in each case to meet liquidity demands. We intend to continue to emphasize the prudent development of our real estate assets.

United States:

•Sepulveda Office Building (Culver City, U.S.) – On May 27, 2020, we leased on a multi-year basis the entire second floor of our headquarter building in Culver City, California (approximately 12,000 usable square feet) to WWP Beauty (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. On the date of the lease, possession of the space was turned over to WWP Beauty, which is responsible for building out its space. During the second quarter of 2020, rent commenced on a straight-line basis. Tenant improvements commenced in January 2021 and should be completed by April 2021.

•44 Union Square Redevelopment (New York City, U.S.) – Historically known as Tammany Hall, this building with approximately 73,000 square feet of net rentable area overlooks Manhattan’s Union Square. During the COVID-19 pandemic, New York City shutdown non-essential construction and business, including construction work at our site. However, the construction of the improvements necessary to obtain a core and shell temporary certificate of occupancy were substantially completed prior to the shutdown. On July 1, 2020, the site reopened for construction activities, and on August 31, 2020, we received a temporary certificate of occupancy for the core and shell of the building.

Our leasing team continues to pursue potential tenants. This building, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece glass dome, brings the future to New York’s fabled past and was awarded in 2020 the ENR New York’s Best Projects awards for Renovation/Restoration and for Safety. We believe 44 Union Square is attractive to potential tenants interested in both (i) operating in New York City and (ii) seeking to have greater control over the size and design of their spaces in a post-COVID-19 environment. It is one of a very limited number of “brandable” sites available for lease in New York City and can be delivered immediately upon the execution of leases.

•Minetta Lane Theatre (New York City, U.S.) – Prior to COVID-19, our theatre was used by Audible, a subsidiary of Amazon, to present plays featuring a limited cast of one or two characters and special live performance engagements, which it recorded and made available to the public through the Audible streaming service. Due to COVID-19, no shows have been presented since March 2020 and the theatre remains closed to the public until further instruction from local government authorities. In late 2019, we completed an initial feasibility study for the potential redevelopment of this asset. We will refocus our efforts on this project at a later date when New York City begins to show signs of recovery from the impacts of the COVID-19 pandemic. In the interim, we will continue our license arrangement with Audible.

•Cinemas 1,2,3 Redevelopment (New York City, U.S.) – Given the closure of our two cinemas in New York City’s Upper East Side, we have determined to continue to operate this location as a cinema for at least the near term. We are pursuing a rezoning of this property so as to allow us to continue our cinema use as a part of any such redevelopment. However, all other redevelopment activity related to this location has been suspended, until we are able to develop a better understanding of the ongoing effects of COVID-19 on our assets and the market.

Australia:

•Expansion Project for Newmarket Village located in an affluent suburb of Brisbane, Australia – In November 2015, we acquired a separate parcel adjacent to our tenant, Coles supermarket. This property is currently improved with an office building, which is now fully leased. These leases have early development provisions allowing us to terminate these arrangements in connection with a redevelopment of the property. We intend to ultimately demolish this office building and to integrate this parcel into Newmarket Village. Newmarket Village is approximately 98% leased.

New Zealand:

•Courtenay Central Redevelopment (Wellington, New Zealand) – Located in the heart of Wellington – New Zealand’s capital city – our Courtenay Central property covers, on a consolidated basis through various subsidiaries, 161,071 square feet of land situated proximate to (i) the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), and (ii) across the street from the site of the future Wellington Convention and Exhibition Centre (wcec.co.nz), the capital’s first premium conference and exhibition space, which is due to be completed in 2023. Despite the COVID-19 pandemic, construction for this major public project has resumed and plans include the creation of a public concourse linking through to Wakefield Street, which is across the street from our Courtenay Central project.

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

For a complete list and further details of our value-creating projects, see Part I, Item 2 – Properties under the heading “Investment and Development Property.”

Corporate Matters

•Stock Repurchase Program – On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our 2017 stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extended the program to March 2, 2022. Through December 31, 2020, we have repurchased 1,792,819 shares of Class A Non-Voting Common Stock at an average price of $13.39 per share (excluding transaction costs). Of these, 75,157 shares were purchased during the year ended December 31, 2020, at an average price of $8.92 per share.

Due to the COVID-19 pandemic and its impact on our overall liquidity, our stock repurchase program has and will likely continue to take a lower capital allocation priority for the foreseeable future.

•

Board Compensation and Stock Options Committee – Our Compensation and Stock Options Committee, in early 2020, determined to pay out no cash bonuses, with respect to 2019, to any Company senior executives, including our CEO. Following the expiration of the Reading International, Inc. 2010 Stock Incentive Plan (as amended, the "2010 Plan"), our Board of Directors adopted the Reading International, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by our stockholders on December 8, 2020. The aggregate total number of shares of Common Stock authorized for issuance under the 2020 Plan was 1,250,000 shares of Class A Stock and 200,000 shares of Class B Stock. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, resulting in an increase in the number of shares available for issuance under the 2020 Plan (up to an additional 1,024,902 shares of Class A Stock). On December 16, 2020, the Board of Directors issued 60,084 non-employee director RSUs and 38,803 option shares to various Board members following the Annual Meeting of Stockholders. On December 14, 2020 and December 16, 2020, the Board and the Compensation Committee issued 54,719 RSUs to various members of the management team and other key employees of the Company in recognition of their service during 2020, which was a challenging year due to the COVID-19 pandemic.

Our Financing Strategy

Prior to the interruptions to our revenues caused by the COVID-19 pandemic, we have used cash generated from operations and other excess cash to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This has provided us with availability under our available loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we have reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary in the current circumstances. We completed amending and extending various financing arrangements less than two weeks prior to the COVID-19 government mandated shutdowns, which we believe has helped provide the necessary liquidity to see us through the COVID-19 crisis.

In response to the COVID-19 pandemic, the temporary closure of our theaters, and the trading restrictions placed on many of our real estate tenants at our ETCs, we had fully drawn-down on all our available operating lines-of-credit by the end of the first quarter of 2020, to provide future liquidity by the end of the first quarter of 2020. As of December 31, 2020, we had $3.8 million available on our U.S. Credit Facility and have the ability to redraw these funds as Management sees fit as long as the current required liquidity tests continue to be met.

For more information about our liquidity and financing strategy, please refer to Note 3 – Impact of COVID-19 Pandemic and Liquidity to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Bank of America Loan

On March 6, 2020, we (i) entered into an amendment for our $55.0 million credit facility with Bank of America, which supports our U.S. Cinema operations, extending the maturity date to March 6, 2023 and implementing an interest rate of 2.5% - 3.0% dependent on certain financial ratios plus a variable rate and (ii) also extending the term of our $5.0 million line of credit with Bank of America to March 6, 2023.

On August 7, 2020, we entered into a Waiver and Second Amendment to the Second Amended and Restated Credit Agreement (“Amendment”) modifying certain financial covenants within this credit facility and temporarily suspended the testing of certain other covenant tests through measurement period ending September 30, 2021. The testing of the financial covenant resumes for measurement period ending December 31, 2021. The modifications also include new covenants related to maintenance of certain liquidity levels. Under the Amendment, cash balances in excess of $3.0 million will be used to paydown the facility debt. However, this is not a reduction in that credit facility and, subject to the satisfaction of draw down requirements, will be available for re-borrowing. In addition to the covenant modifications, the interest rate on borrowings under this facility was fixed at 3.0% above the “Eurodollar” rate, which itself now has a floor of 1.0%. As of December 31, 2020, we had $3.8 million available under this credit facility. In regard to the line of credit, we also modified the interest rate, wherein the LIBOR portion of the rate now has a floor of 1.0%. Such modifications were not considered to be substantial under U.S. GAAP.

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC, our 75% subsidiary, increased its term loan with Valley National Bank to $25.0 million from $20.0 million, with an interest rate based on the greater of (i) the two-year U.S. Treasury Rate plus 2.5% or (ii) 4.25%. The current interest rate used for the Valley National loan is 4.25%. This loan matures on April 1, 2022 with two six-month options to extend through April 1, 2023.

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

On December 29, 2020, to fund the completion of our recently opened cinema in Jindalee, Queensland, we increased the core portion of our Revolving Corporate Markets Loan Facility by AU$3.0 million, and is repayable in installments by October 31, 2023. This amendment increases the Facility Limit to AU$123.0 million, which will be reduced back to AU$120.0 million as the Jindalee funding is repaid. We further modified certain covenants within this Revolving Corporate Markets Loan Facility with NAB. We further modified certain covenants within this Revolving Corporate Markets Loan Facility with NAB. The Fixed Charge Cover Ratio testing periods were further modified through the quarter ended September 30, 2021. The Leverage ratio was also modified through quarter ended June 30, 2022.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65%, respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. On December 8, 2020, Westpac waived the requirement to test certain covenants as of December 31, 2020.

Union Square Financing

44 Union Square, our property in Manhattan with 73,000 net rentable square foot of retail and office space, received a temporary certificate of occupancy for the core and shell of the building on August 31, 2020 and is in the lease-up phase with construction being complete (except for minor punch list items). Total debt against the property aggregates to $40.6 million. On January 24, 2020, we exercised a one-year extension options on the Bank OZK (formerly Bank of the Ozarks) loan, taking the maturity to December 29, 2020. On December 29, 2020, we further extended the maturity of this loan to March 31, 2021, at an interest rate of 17.5% and on March 26, 2021, we repaid this loan in full. We are currently working on a refinancing of the property and, while no assurances can be given, based on current facts and circumstances, we anticipate that the refinancing, which will free up substantial capital, can be finalized in the second quarter of 2021.

For more information about our refinancing, please refer to Note 3 – Impact of COVID-19 Pandemic and Liquidity to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Refer to Note 11 – Borrowings for additional information.

OVERALL RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

At December 31, 2020, we leased or owned and operated 61 cinemas with 504 screens, which includes our interests in certain unconsolidated joint ventures that total three cinemas with 29 screens. In addition, we:

•opened a new state-of-the-art six-screen Reading Cinemas in Jindalee, a suburb of Queensland, Australia in the fourth quarter of 2020;

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

•owned and operated our headquarters’ office buildings in Culver City (an emerging high-tech and communications hub in Los Angeles County) and, during the second quarter 2020, entered a multi-year lease with a corporate tenant for the entire second floor. We are currently in the tenant improvement phase and began receiving rental payments in October 2020;

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

•owned our Union Square development property with approximately 73,000 square feet of net leasable area comprised of retail and office space. The 44 Union Square is currently in the leasing phase, and we received a temporary certificate of occupancy with respect to the core and shell work on August 31, 2020;

•owned 197-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

Our Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During the current year, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 0.7% and 1.4%, respectively, compared to the prior year.

The following table sets forth the overall results of operations for the three years ended December 31, 2020:

							% Change - Favorable/ (Unfavorable)
(Dollars in thousands)	2020	% of Revenue	2019	% of Revenue	2018	% of Revenue	2020 vs. 2019	2019 vs. 2018
SEGMENT RESULTS
Cinema exhibition operating income (loss)	$(45,056)	(58)%	$23,329	8%	$38,867	13%	(>100)%	(40)%
Real estate operating income (loss)	(2,463)	(3)%	5,141	2%	6,438	2%	(>100)%	(20)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(970)	(1)%	(414)	—%	(394)	—%	(>100)%	(5)%
General and administrative expense	(12,824)	(16)%	(18,933)	(7)%	(21,287)	(7)%	32%	11%
Interest expense, net	(9,354)	(12)%	(7,904)	(3)%	(6,837)	(2)%	(18)%	(16)%
Equity earnings of unconsolidated joint ventures	(449)	(1)%	792	—%	974	—%	(>100)%	(19)%
Gain (loss) on sale of assets	(1)	—%	(2)	(0)%	(41)	—%	50%	95%
Other income (expense)	293	—%	325	—%	(256)	—%	(10)%	>100%
Income (loss) before income taxes	(70,824)	(91)%	2,334	1%	17,464	6%	(>100)%	(87)%
Income tax benefit (expense)	4,967	6%	(28,837)	(10)%	(3,298)	(1)%	>100%	(>100)%
Net income (loss)	(65,857)	(85)%	(26,503)	(10)%	14,166	5%	(>100)%	(>100)%
Less: Net income (loss) attributable to noncontrolling interests	(657)	(1)%	(74)	—%	132	—%	(>100)%	(>100)%
Net income (loss) attributable to RDI common stockholders	$(65,200)	(84)%	$(26,429)	(10)%	$14,034	5%	(>100)%	(>100)%
Basic earnings (loss) per share	$(3.00)		$(1.17)		$1.34		(>100)%	(>100)%

(1)See Note 2 of the 2020 10-K for the prior period adjustments for accounting for accrued sales tax accounts deemed not material.

CONSOLIDATED RESULTS

2020 vs. 2019

Net income attributable to RDI common stockholders decreased by $38.8 million to a loss of $65.2 million. This decrease was due to:

(i)a $68.4 million decrease in Cinema Exhibition segment operating income mainly attributable to the ongoing temporary closure of some of our cinemas, reduced seating occupancy as a result of social distancing measures, and the changes to the release schedule by film distributors, which collectively led to a significant drop in attendance since March 2020;

(ii)a $7.6 million decrease in the Real Estate segment operating income, due to the ongoing temporary closures of our U.S. Live Theatres, the absence of internal rent revenue from some of our fee-interest cinemas, and the rent abatements provided to our third-party tenants as a result of the COVID-19 pandemic;

(iii)a $1.5 million increase in interest expense attributable to the termination of the capitalization of interest on Union Square and the renegotiation of our bank covenants due to the COVID-19 pandemic; and

The decreases were offset by a $33.8 million decrease in income tax expense to a benefit of $5.0 million, mainly due to the pretax loss in 2020 and a tax benefit as a result of the CARES Act, partially offset by the recording of a valuation allowance on U.S. deferred tax assets, and by a $6.1 million decrease in general and administrative expenses.

BUSINESS SEGMENT RESULTS – 2020 vs. 2019

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2020 and 2019, respectively:

	2020		2019		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segment Revenues	$67,014	$12,963	$262,189	$21,905	(74)%	(41)%
Segment Operating Expenses
Operating Expense	(93,180)	(8,578)	(217,376)	(9,453)	57%	9%
Depreciation and amortization	(15,246)	(6,101)	(16,940)	(5,393)	10%	(13)%
General and administrative expense	(3,427)	(747)	(4,544)	(1,918)	25%	61%
Impairment of long-lived assets	(217)	—	—	—	(>100)%	—%
Total segment expenses	(112,070)	(15,426)	(238,860)	(16,764)	53%	8%
Segment operating income (loss)	$(45,056)	$(2,463)	$23,329	$5,141	(>100)%	(>100)%
Breakdown by country:
United States	$(39,371)	$(3,399)	$4,457	$64	(>100)%	(>100)%
Australia	(4,267)	2,336	15,974	5,449	(>100)%	(57)%
New Zealand	(1,418)	(1,400)	2,898	(372)	(>100)%	(>100)%
	$(45,056)	$(2,463)	$23,329	$5,141	(>100)%	(>100)%

A discussion for each segment follows:

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the years ended

December 31, 2020 and 2019, respectively:

(Dollars in thousands)		2020	% of Revenue	2019	% of Revenue	2020 vs. 2019 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$15,593	57%	$90,492	61%	(83)%
	Food & beverage revenue	8,245	30%	45,766	31%	(82)%
	Advertising and other revenue	3,584	13%	11,395	8%	(69)%
		$27,422	100%	$147,653	100%	(81)%
Australia	Admission revenue	$20,137	62%	$60,319	65%	(67)%
	Food & beverage revenue	9,590	29%	26,888	29%	(64)%
	Advertising and other revenue	2,788	8%	6,301	7%	(56)%
		$32,515	100%	$93,508	100%	(65)%
New Zealand	Admission revenue	$4,569	65%	$14,092	67%	(68)%
	Food & beverage revenue	2,066	29%	5,943	28%	(65)%
	Advertising and other revenue	442	6%	993	5%	(55)%
		$7,077	100%	$21,028	100%	(66)%

Total revenue		$67,014	100%	$262,189	100%	(74)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(8,183)	(30)%	$(48,368)	(33)%	83%
	Food & beverage cost	(2,519)	(9)%	(10,669)	(7)%	76%
	Occupancy expense	(26,697)	(97)%	(27,096)	(18)%	1%
	Other operating expense	(18,631)	(68)%	(43,800)	(31)%	57%
		$(56,030)	(204)%	$(129,933)	(88)%	57%
Australia	Film rent and advertising cost	$(8,605)	(26)%	$(28,364)	(30)%	70%
	Food & beverage cost	(2,276)	(7)%	(5,136)	(5)%	56%
	Occupancy expense	(8,484)	(26)%	(15,773)	(17)%	46%
	Other operating expense	(10,705)	(33)%	(21,677)	(23)%	51%
		$(30,070)	(91)%	$(70,950)	(77)%	58%
New Zealand	Film rent and advertising cost	$(1,991)	(28)%	$(6,587)	(31)%	70%
	Food & beverage cost	(432)	(6)%	(1,200)	(6)%	64%
	Occupancy expense	(1,692)	(24)%	(3,445)	(16)%	51%
	Other operating expense	(2,966)	(42)%	(5,260)	(25)%	44%
		$(7,081)	(100)%	$(16,492)	(77)%	57%

Total operating expense		$(93,181)	(139)%	$(217,375)	(83)%	57%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(8,060)	(29)%	$(10,516)	(7)%	23%
	Impairment of long-lived assets	(217)	(1)%	—	—	(>100)%
	General and administrative expense	(2,486)	(9)%	(2,747)	(2)%	10%
		$(10,763)	(39)%	$(13,263)	(9)%	19%
Australia	Depreciation and amortization	$(5,762)	(18)%	$(4,946)	(5)%	(16)%
	General and administrative expense	(950)	(3)%	(1,638)	(2)%	42%
		$(6,712)	(21)%	$(6,584)	(7)%	(2)%
New Zealand	Depreciation and amortization	$(1,423)	(20)%	$(1,479)	(7)%	4%
	General and administrative expense	9	—%	(159)	(1)%	>100%
		$(1,414)	(20)%	$(1,638)	(8)%	14%

Total depreciation, amortization, impairment and general and administrative expense		$(18,889)	(28)%	$(21,485)	(8)%	12%

Total expenses		$(112,070)	(167)%	$(238,860)	(91)%	53%
OPERATING INCOME (LOSS)
United States		$(39,371)	(144)%	$4,457	3%	(>100)%
Australia		(4,267)	(13)%	15,974	17%	(>100)%
New Zealand		(1,418)	(20)%	2,898	14%	(>100)%
Total operating income (loss)		$(45,056)	(67)%	$23,329	9%	(>100)%

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the quarters ended December 31, 2020 and 2019, respectively:

(Dollars in thousands)		2020	% of Revenue	2019	% of Revenue	2020 vs. 2019 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$1,349	48%	$23,533	62%	(94)%
	Food & beverage revenue	923	33%	11,462	30%	(92)%
	Advertising and other revenue	568	20%	3,131	8%	(82)%
		$2,840	100%	$38,126	100%	(93)%
Australia	Admission revenue	$4,512	60%	$14,101	64%	(68)%
	Food & beverage revenue	2,304	29%	6,406	29%	(64)%
	Advertising and other revenue	757	10%	1,685	8%	(55)%
		$7,573	100%	$22,192	100%	(66)%
New Zealand	Admission revenue	$1,114	64%	$3,358	67%	(67)%
	Food & beverage revenue	503	29%	1,394	28%	(64)%
	Advertising and other revenue	118	7%	236	5%	(50)%
		$1,735	100%	$4,988	100%	(65)%

Total revenue		$12,148	100%	$65,306	100%	(81)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(727)	(26)%	$(12,379)	(32)%	94%
	Food & beverage cost	(339)	(13)%	(2,717)	(7)%	88%
	Occupancy expense	(6,486)	(228)%	(6,609)	(17)%	2%
	Other operating expense	(3,434)	(121)%	(10,563)	(28)%	67%
		$(10,986)	(387)%	$(32,268)	(85)%	66%
Australia	Film rent and advertising cost	$(1,877)	(25)%	$(6,600)	(30)%	72%
	Food & beverage cost	(601)	(8)%	(1,289)	(6)%	53%
	Occupancy expense	(1,865)	(25)%	(3,892)	(18)%	52%
	Other operating expense	(2,436)	(31)%	(5,631)	(26)%	57%
		$(6,779)	(90)%	$(17,412)	(78)%	61%
New Zealand	Film rent and advertising cost	$(463)	(27)%	$(1,521)	(30)%	70%
	Food & beverage cost	(104)	(6)%	(255)	(5)%	59%
	Occupancy expense	(256)	(15)%	(843)	(17)%	70%
	Other operating expense	(872)	(50)%	(1,281)	(26)%	32%
		$(1,695)	(99)%	$(3,900)	(78)%	57%

Total operating expense		$(19,460)	(160)%	$(53,580)	(82)%	64%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,110)	(74)%	$(2,726)	(7)%	23%
	Impairment of long-lived assets	(217)	(8)%	—	—%	—%
	General and administrative expense	(258)	(9)%	(1,231)	(4)%	79%
		$(2,585)	(91)%	$(3,957)	(10)%	35%
Australia	Depreciation and amortization	$(1,413)	(19)%	$(1,316)	(6)%	(7)%
	General and administrative expense	(96)	(1)%	(400)	(2)%	76%
		$(1,509)	(20)%	$(1,716)	(8)%	12%
New Zealand	Depreciation and amortization	$(333)	(19)%	$(380)	(8)%	12%
	General and administrative expense	1	—%	(59)	(1)%	>100%
		$(332)	(19)%	$(439)	(9)%	24%

Total depreciation, amortization, impairment and general and administrative expense		$(4,426)	(36)%	$(6,112)	(9)%	28%

Total expenses		$(23,886)	(197)%	$(59,692)	(91)%	60%
OPERATING INCOME (LOSS)
United States		$(10,731)	(378)%	$1,901	5%	(>100)%
Australia		(715)	(9)%	3,064	14%	(>100)%
New Zealand		(292)	(17)%	649	13%	(>100)%
Total operating income (loss)		$(11,738)	(97)%	$5,614	9%	(>100)%

Cinema Exhibition Segment Operating Income

Cinema Exhibition segment operating income decreased by $68.4 million, to a loss of $45.1 million for the year ended December 31, 2020 compared to December 31, 2019, primarily driven by the repercussions caused by the COVID-19 pandemic, such as the (i) continued temporary closure of some of our cinemas, (ii) reduced capacity as a result of social distancing measures, and (iii) delays in release schedules by film distributors, which collectively led to a significant drop in attendance and a reduction in revenue by 74%, or $195.2 million. This was further impacted by the ongoing temporary closure of Reading Cinemas at Courtenay Central in New Zealand. This decrease is partially mitigated by (i) the reopening of a portion of our cinemas worldwide during the last three quarters of 2020, (ii) the absence of internal rent expense from some of our fee-interest cinemas due to the COVID-19 pandemic, and (iii) rent abatements received from a number of our landlords.

Measured in local currencies, these decreases were slightly lower, as reported results were dampened further by the weakening of the Australian and New Zealand dollars compared to the U.S. dollar in 2020.

Cinema Exhibition segment operating income for the quarter ended December 31, 2020 decreased by $17.4 million, to a loss of $11.7 million compared to the quarter ended December 31, 2019, primarily driven by the continued temporary closure of a portion of our cinemas due to COVID-19 and the lack of film product with releases being pushed into later years. This decrease was reduced by the absence of internal rent expense from some of our fee-interest cinemas and the rent abatements from a number of our landlords.

Measured in local currencies, these decreases were slightly higher, as reported results were reduced further by the strengthening of the Australian and New Zealand dollars compared to the U.S. dollar in the fourth quarter of 2020.

Revenue

Cinema revenue decreased by 74%, or $195.2 million, to $67.0 million for the year ended December 31, 2020 compared to 2019.

The table below is the revenue breakdown, by country, for the years ended December 31, 2020 and 2019, respectively:

(Dollars in thousands)	2020	% of Revenue	2019	% of Revenue	2020 vs. 2019 Favorable/ (Unfavorable)
United States	$27,422	41%	$147,653	56%	(81)%
Australia	32,515	49%	93,508	36%	(65)%
New Zealand	7,077	10%	21,028	8%	(66)%
Total Segment Revenues	$67,014	100%	$262,189	100%	(74)%

Below are the changes in our cinema revenue by market:

United States

Cinema revenues decreased by 81%, or $120.2 million, to $27.4 million for the year ended December 31, 2020 compared to 2019. This decrease was primarily due to the ongoing temporary closures of most of our U.S. Cinemas and the social distancing measures put in place as a result of the COVID-19 pandemic, the lack of a consistent and compelling movie slate from the major studios, and the ongoing temporary closure in December of 2019 of our Consolidated Theatre at the Kahala Mall in Honolulu for a top-to-bottom renovation.

Australia

Cinema revenues decreased by 65%, or $61.0 million, to $32.5 million for the year ended December 31, 2020 compared to 2019. This decrease was largely due to the temporary closures of our cinemas in Australia as a result of the COVID-19 pandemic, the postponement or removal from the release schedule of major motion pictures, and the weakening of the Australian dollar when compared to the U.S. dollar, partially offset by the reopening of all of our Australian cinemas by November 2020.

New Zealand

Cinema revenues decreased by 66%, or $14.0 million, to $7.1 million for the year ended December 31, 2020 compared to 2019. This decrease was mainly due to the temporary closures of some of our cinemas in New Zealand as a result of the COVID-19 pandemic, the lack of a slate of motion pictures from the major studios, and the weakening of the New Zealand dollar when compared to the U.S. dollar, partially offset by the reopening of our cinemas in New Zealand in June of 2020, excluding Courtenay Central, which remains closed due to seismic concerns.

For the quarter ended December 31, 2020, Cinema segment revenues decreased 81%, or $53.2 million, to $12.1 million compared to the same quarter in 2019. This was driven by the decline in admissions in all three circuits due to the ongoing temporary closures of some of our cinemas as a result of the COVID-19 pandemic further impacted by the continued temporary closure of our Reading Cinemas at Courtenay Central and the ongoing temporary closure of Consolidated Theatres Kahala for renovation, slightly offset by the launch of our Reading Cinemas at Jindalee in Australia at the end of 2020. These results were offset by the strengthening of the Australian and New Zealand dollars in the fourth quarter of 2020.

Operating Expense

Operating expense for 2020 decreased by 57%, or $124.2 million, to $93.2 million when compared to 2019 due to a decline in film rent expense as a result of cinemas being closed and lack of new films, and savings in internal and external rent abatements received in 2020 as a result of the COVID-19 pandemic. Furthermore, the temporary closures of our cinemas ultimately led to employee terminations in late March in the U.S. resulting in a reduction in labor costs. Conversely, in Australia and New Zealand, there was no need to terminate employees as we enjoyed the benefits of wage subsidies provided by their respective governments, which covered virtually all of the costs of our cinema level personnel. The wage subsidy program in Australia was reduced at the beginning of 2021 and continued to cover a substantial proportion of the costs however, this program ended on March 27, 2021. The wage subsidy program in New Zealand ended on August 25, 2020.

For the quarter ended December 31, 2020, operating expense decreased by 64%, or $34.1 million, to $19.5 million compared to December 31, 2019, primarily due to lower film rent expense as a result of cinemas being closed and lack of new films, savings in labor costs, and in some cases, lower F&B costs as a result of a drop in admissions in 2020.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for 2020 cinema operations decreased by 12%, or $2.6 million, to $18.9 million compared to 2019 primarily driven by reduction in depreciation expense for our U.S. cinemas digital projectors, which were substantially depreciated by the end of 2019. The decrease was partially offset by increases in depreciation expense related to the completion of our 44 Union Square capital improvements placed into service along with the foreign exchange movements in Australia and New Zealand, and a $0.2 million impairment charge incurred against certain cinema assets.

Depreciation, amortization, general and administrative expense for the quarter ended December 31, 2020 decreased by 28%, or $1.7 million, to $4.4 million primarily from the savings in payroll costs as a result of the wage subsidy programs and reduction in corporate staff costs.

Real Estate – The following table details our Real Estate segment operating results for the years ended December 31, 2020 and 2019, respectively:

(Dollars in thousands)		2020	% of Revenue	2019	% of Revenue	2020 vs. 2019 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$988	69%	$3,426	89%	(71)%
	Property rental income	434	31%	422	11%	3%
		1,422	100%	3,848	100%	(63)%
Australia	Property rental income	10,576	100%	15,656	100%	(32)%
New Zealand	Property rental income	965	100%	2,401	100%	(60)%
Total revenue		$12,963	100%	$21,905	100%	(41)%
OPERATING EXPENSE
United States	Live theatre cost	$(698)	(49)%	$(1,271)	(33)%	45%
	Property cost	(1,184)	(83)%	$(640)	(17)%	(85)%
	Occupancy expense	(930)	(65)%	(507)	(13)%	(83)%
		$(2,812)	(198)%	$(2,418)	(63)%	(16)%
Australia	Property cost	$(2,457)	(23)%	$(2,810)	(18)%	13%
	Occupancy expense	(1,874)	(18)%	(2,648)	(17)%	29%
		$(4,331)	(41)%	$(5,458)	(35)%	21%
New Zealand	Property cost	$(1,002)	(104)%	$(1,073)	(45)%	7%
	Occupancy expense	(432)	(45)%	(504)	(21)%	14%
		$(1,434)	(149)%	$(1,577)	(66)%	9%

Total operating expense		$(8,577)	(66)%	$(9,453)	(43)%	9%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,522)	(107)%	$(778)	(20)%	(96)%
	General and administrative expense	(487)	(34)%	(588)	(15)%	17%
		$(2,009)	(141)%	$(1,366)	(35)%	(47)%
Australia	Depreciation and amortization	$(3,634)	(34)%	$(3,622)	(23)%	—%
	General and administrative expense	(275)	(3)%	(1,127)	(7)%	76%
		$(3,909)	(37)%	$(4,749)	(30)%	18%
New Zealand	Depreciation and amortization	$(945)	(98)%	$(992)	(41)%	5%
	General and administrative expense	14	0%	(204)	(8)%	>100%
		$(931)	(96)%	$(1,196)	(50)%	22%

Total depreciation, amortization, and general and administrative expense		$(6,849)	(53)%	$(7,311)	(33)%	6%

Total expenses		$(15,426)	(119)%	$(16,764)	(77)%	8%
OPERATING INCOME (LOSS)
United States		$(3,399)	(239)%	$64	2%	(>100)%
Australia		2,336	22%	5,449	35%	(57)%
New Zealand		(1,400)	(145)%	(372)	(15)%	(>100)%
Total operating income (loss)		$(2,463)	(19)%	$5,141	23%	(>100)%

Real Estate – The following table details our Real Estate segment operating results for the quarters ended December 31, 2020 and 2019, respectively:

(Dollars in thousands)		2020	% of Revenue	2019	% of Revenue	2020 vs. 2019 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$100	39%	$705	72%	(86)%
	Property rental income	157	61%	270	28%	(42)%
		257	100%	975	100%	(74)%
Australia	Property rental income	2,526	100%	3,783	100%	(33)%
New Zealand	Property rental income	252	100%	622	100%	(59)%
Total revenue		$3,035	100%	$5,380	100%	(44)%
OPERATING EXPENSE
United States	Live theatre cost	$(86)	(33)%	$(351)	(36)%	75%
	Property cost	(240)	(93)%	$(179)	(18)%	(34)%
	Occupancy expense	(369)	(144)%	(154)	(16)%	(>100)%
		$(695)	(270)%	$(684)	(70)%	(2)%
Australia	Property cost	$(724)	(29)%	$(703)	(19)%	(3)%
	Occupancy expense	(521)	(21)%	(624)	(16)%	17%
		$(1,245)	(49)%	$(1,327)	(35)%	6%
New Zealand	Property cost	$(264)	(105)%	$(224)	(36)%	(18)%
	Occupancy expense	(115)	(46)%	(110)	(18)%	(5)%
		$(379)	(150)%	$(334)	(54)%	(13)%

Total operating expense		$(2,319)	(76)%	$(2,345)	(44)%	1%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(731)	(285)%	$(194)	(20)%	(>100)%
	General and administrative expense	114	44%	(196)	(21)%	>100%
		$(617)	(241)%	$(390)	(40)%	(58)%
Australia	Depreciation and amortization	$(1,001)	(40)%	$(893)	(24)%	(12)%
	General and administrative expense	154	6%	(267)	(7)%	>100%
		$(847)	(34)%	$(1,160)	(31)%	27%
New Zealand	Depreciation and amortization	$(242)	(96)%	$(244)	(39)%	1%
	General and administrative expense	(9)	(4)%	(87)	(14)%	90%
		$(251)	(100)%	$(331)	(53)%	24%

Total depreciation, amortization, and general and administrative expense		$(1,715)	(57)%	$(1,881)	(35)%	9%

Total expenses		$(4,034)	(133)%	$(4,226)	(79)%	5%
OPERATING INCOME (LOSS)
United States		$(1,055)	(411)%	$(99)	(10)%	(>100)%
Australia		434	17%	1,296	34%	(67)%
New Zealand		(378)	(150)%	(43)	(7)%	(>100)%
Total operating income (loss)		$(999)	(33)%	$1,154	21%	(>100)%

Real Estate Segment Operating Income

Real Estate segment operating income decreased by $7.6 million, to a loss of $2.5 million for the year ended December 31, 2020 compared to 2019. This decrease is attributable to the ongoing temporary closures of our U.S. Live Theatres, the absence of internal rent revenue from some of our fee-interest cinemas, and the rent abatements provided to our third-party tenants as a result of the COVID-19 pandemic.

Real Estate segment operating income decreased by $2.2 million, to a loss of $1.0 million for the quarter ended December 31, 2020 compared to 2019, primarily due to the ongoing temporary closures of our U.S. Live Theatres, the absence of intercompany rent revenue from some of our fee-interest cinemas, and rent abatements provided to tenants as a result of the COVID-19 pandemic.

Revenue

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2020	% of Revenue	2019	% of Revenue	2020 vs. 2019 Favorable/ (Unfavorable)
United States	$1,422	11%	$3,848	18%	(63)%
Australia	10,576	82%	15,656	71%	(32)%
New Zealand	965	7%	2,401	11%	(60)%
Total Segment Revenues	$12,963	100%	$21,905	100%	(41)%

Real estate revenues for the year ended December 31, 2020 decreased by 41% or $8.9 million, to $13.0 million compared to 2019. This decrease is attributable to the ongoing temporary closures of our U.S. Live Theatres and the issuance of rent abatements to certain third-party Australian tenants. The decrease was further impacted by the vacating of a tenant at our Courtenay Central site in March 2020 and the decision by our Real Estate division to abate intercompany rent payable by Reading Cinemas as anchor tenants at some of our ETCs in response to the closures and revenue reductions caused by COVID-19.

Referring to our Australian real estate revenue, a federal government Code of Conduct was prepared at the end of the first quarter of 2020 intended to function as guidance for landlords and tenants when negotiating rent relief. Initially this Code of Conduct was taken to be ‘best practice,’ but during the second quarter of 2020, state governments signed into law their own rent relief legislation which, to varying degrees, drew upon the Code of Conduct as well as incorporated other legislative requirements at a state’s own discretion. Consistent across the Australian states is legislation regarding the measurement of rent relief by way of abatement and is measured against declines in sales volumes over the period in which a tenant is impacted by COVID-19.

For the quarter ended December 31, 2020, Real Estate revenue decreased by 44%, or $2.3 million, to $3.0 million compared to 2019. primarily due to the ongoing pandemic which resulted in the temporary closure of our U.S. Live Theatres and the rent abatements provided to our third-party tenants as a result of the COVID-19 pandemic. These results were partially offset by the strengthening foreign currency exchange rate in the Australian and New Zealand dollars.

Operating Expense

Operating expense for the year ended December 31, 2020 decreased by 9%, or $0.9 million, to $8.6 million when compared to the same period in 2019 mainly driven by (i) the ongoing temporary closures of our Live Theatre business unit and (ii) a rent abatement obtained from a ground lessor in Australia. Throughout the fourth quarter of 2020, many operating expenses were significantly reduced, and various projects and maintenance works were postponed. In addition, our operating expenses were reduced as we brought in-house certain property management functions that were earlier outsourced. In Australia, various State Revenue Offices (SRO) implemented support measures for commercial landlords whereby land tax relief was provided, and continues to provide, by way of a percentage of land tax waiver or deferral. Further, this decrease was offset by increased legal expenses for our property development work.

For the quarter ended December 31, 2020, operating expenses remained flat with a slight decrease of 1%, to $2.3 million when compared to the same period in 2019 due to our inability to lower fixed expenses even with declining revenues, offset by increased costs related to our 44 Union Square property being included in operating costs.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expenses for 2020 decreased by 6%, to $6.8 million when compared to the same period in 2019 driven by general and administrative expense reductions in Australia, while depreciation remained flat.

For the quarter ended December 31, 2020, depreciation, amortization, and general, and administrative expenses decreased by 9%, or $0.2 million, to $1.7 million compared to the quarter ended December 31, 2019 due to the capitalization of our 44 Union Square property.

NON-SEGMENT RESULTS –2020 vs. 2019

General and Administrative Expense

Non-segment general and administrative expense for the year ended December 31, 2020 decreased by 32%, or $6.1 million, to $12.8 million compared to the same period in the prior year, mainly attributed to (i) savings in payroll costs as a result of the wage subsidy programs and reduction in corporate staff, (ii) reduced costs related to corporate airfare and travel as a result of COVID-19 restrictions, and (iii) decreases in professional and legal services. The decrease was further favorably impacted by the affirmation on appeal by the Nevada Supreme Court of a $0.8 million costs judgment entered in favor of our Company in the James J. Cotter Jr. derivative litigation.

For more information about the legal expense, please refer to Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Income Tax Benefit

The U.S. Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was enacted on March 27, 2020 to provide tax relief to companies impacted by the COVID-19 pandemic. The CARES Act includes, among other items, provisions for net operating loss carryback, modifications to the business interest expense deduction, a technical correction to tax depreciation methods for qualified improvement property, and alternative minimum tax credit refunds. During the quarter ended March 31, 2020, we recorded a tax benefit arising from the carryback of the net operating loss generated in the taxable year ended December 31, 2019.

Income tax expense decreased by $33.8 million, to a benefit of $5.0 million, when compared to 2019, mainly due to the pretax loss in 2020 and a tax benefit as a result of the CARES Act. This was partially offset by the recording of valuation allowance on U.S. deferred tax assets. Please refer to Note 10 – Income Taxes of the Notes to Consolidated Financial Statements in Part II of this Annual Report for further information.

Interest Expense, Net

Interest expense (net of interest income) increased by 18%, or $1.5 million, to $9.4 million, mainly due to an increase in our borrowings as a result of the COVID-19 pandemic and the termination of the capitalization of interest on 44 Union Square.

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 outbreak has materially adversely affected the economies (and the cinema exhibition industry in particular) of the United States, Australia, and New Zealand. Outbreaks of COVID-19 caused cinemas and other public assembly venues to close in March of 2020. Major studios have announced the delayed release of major motion pictures into 2021 and beyond or have gone straight to streaming. Consequently, the delayed releases of major motion pictures and the elimination of the theatrical window by some studios has and will push revenues into later quarters, thereby reducing our full year revenues, and may accelerate our decisions to consider more permanent reductions of operational levels at our cinemas. However, even if such film product is forthcoming, operating revenues may continue to be adversely impacted by ongoing governmental restrictions, social distancing requirements, the adoption and implementation of new sanitization protocols, and potential hesitancy of patrons to return to public indoor venues.

With respect to our home office employees, our Company’s home offices in Culver City, CA and New York City, NY, remain closed as of the date of filing of this Report, with employees continuing to work remotely. Our employees in our Melbourne, Australia office are back at the office full time. With regard to our office in Wellington, New Zealand, our temporary office space lease expired, and our staff continue to work remotely for the time being.

In response to uncertainties associated with the outbreak of the COVID-19 pandemic and its impact on our Company’s business, Management drew down the available operating borrowing capacity in the first quarter of 2020 and continued to maintain those borrowing levels through the second quarter. During the third quarter of 2020, we paid down $5.8 million on the Bank of America revolving credit facility as part of our expense reduction, in this case interest expense. We subsequently borrowed $2.0 million on this line in the fourth quarter of 2020, therefore $3.8 million was available at December 31, 2020. These funds are, however, available to be drawn under this facility. Total outstanding borrowings were $285.0 million at December 31, 2020. As of December 31, 2020, we had $26.8 million in cash and cash equivalents. Our Company’s use of these funds is in some ways limited due to limitations on the expatriation of funds from Australia and New Zealand to the United States and limitations on our use of the proceeds from our $55.0 million Bank of America Credit Facility for purposes unrelated to our U.S. cinema activities.

Our bank loans with the Bank of America, NAB, and Westpac require that our Company comply with certain covenants. The longer the COVID-19 pandemic and the associated limitations (both legal and practical) on our business exist, the more likely it becomes, in the absence of other actions by our Company, that we will be unable to continue to comply with these covenants. However, in such an event, our Company expects to be able to obtain an amendment or waiver from its lenders, though no assurances can be given. We believe that our lenders understand that the current situation is not of our making, that we are doing everything that can reasonably be done, and that our relationship with our lenders is good. In an effort to mitigate the need for such waivers, we are looking to our real estate assets to provide needed liquidity. Our 44 Union Square property in Manhattan, with 73,000 net rentable square feet of retail and office space, received a temporary certificate of occupancy for the core and shell of the building on August 31, 2020 and is in the lease-up phase with construction being complete (except for minor punch list items). On January 24, 2020, we exercised the first of our two extension options on the Bank OZK (formerly Bank of the Ozarks) loan, extending the maturity date to December 29, 2020. On December 29, 2020, we further extended the maturity of this loan to March 31, 2021, at an interest rate of 17.5% and on March 26, 2021, we repaid this loan in full in the amount of $40.6 million. We are currently working on a refinancing of the property and, while no assurances can be given, based on current facts and circumstances, we are optimistic that the refinancing, which will free up substantial capital, can be finalized in the second quarter of 2021. On March 4, 2021, we sold our Manukau land for NZ$77.2 million (US$56.1 million). On March 5, 2021, we sold our Coachella land for $11.0 million. As a 50% member in Shadow View Land & Farming LLC, the Company received 50% of the Coachella net sale proceeds. Unlike pure cinema exhibition companies, we own the fee interest underlying 12 of our cinemas and all of our Live Theatres.

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

We continue to advance most of our real estate initiatives as these are, generally speaking, still in the planning stage and, as a result, less impacted than projects in their construction phase. We, fortunately, have only two projects in a construction phase – the redevelopment of our 44 Union Square property in Manhattan and the refurbishment of our Consolidated Theatre at the Kahala Mall in Honolulu. 44 Union Square received a temporary certificate of occupancy for the core and shell of the building on August 31, 2020 and is in the lease-up phase following completion of construction with the exception of minor punch list items. We anticipate that our Consolidated Theatre at the Kahala Mall will reopen for business after construction is completed, which should follow a few months of work upon recommencement of construction once COVID-19 related Hawaiian government restrictions have been relaxed.

Our pre-COVID-19 business plan with respect to the Real Estate segment of our business was to continue the build-out of our Newmarket Village and Auburn Redyard ETCs in Australia; to master-plan the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition and food & beverage; in Manukau/Wiri, New Zealand, to develop in concert with other major landowners, the infrastructure needed to support the construction of income-producing light industrial improvements; to reassess and master-plan our Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed-use property and in the interim to continue to use it as a cinema; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets. Subsequently, during the first quarter of 2021, we sold our Manukau and Coachella non-income producing land assets and have reclassified our Auburn Redyard ETC and Royal George Theatre complex as assets held for sale. Going forward, subject to capital allocation considerations, we will be focusing on completing the lease up of our 44 Union Square property in Manhattan, the further development of our Newmarket and Courtenay Central ETCs in Australia and New Zealand, and the redevelopment of our Cinema 1,2,3 property in Manhattan and our historic railroad properties in Philadelphia.

The success of our Company is naturally dependent on our ongoing ability to execute these business plans effectively through our available resources (both cash and available borrowing facilities), while still addressing our liquidity risk in a timely manner. Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due. Prior to the COVID-19 pandemic, our financial obligations arose mainly from capital expenditure needs, working capital requirements, and debt servicing requirements. We managed the liquidity risk by working to generate adequate cash flows from operating activities, to obtain and maintain appropriate financing or extension of maturity dates under reasonable arrangements, and/or to convert non-performing or non-strategic assets into cash as appropriate under the circumstances. During the pandemic, we had to rely on our ability to control costs, to generate revenue from different sources, and to maintain and obtain adequate and reasonable financing, while at the same time reviewing and, where appropriate, acting upon our ability to convert non-strategic assets into cash, if needed. Historically, we have funded our capital expenditures out of operating cash flow. Obviously, with our revenues severely curtailed by the closure and other limitations imposed on our cinema activities, we have needed to look to our lenders for the near term. However, we remain confident in our cinema industry and that it will once again be the primary engine through which we fund our liquidity needs.

The impact of the COVID-19 pandemic on our business has reduced our liquidity and our Management, consequently, has postponed, or reprioritized most of our capital expenditures based on assessments of conditions and liquidity requirements.

During 2021, we anticipate that we will continue to limit our capital expenditures, and as a result, we currently estimate that our cash capital expenditures in both our cinema and real estate segments in 2021 will not exceed $25.5 million. The projects requiring capital expenditures in 2021 will include: (i) with respect to our cinema business, the renovation of existing global cinemas and the construction of new cinemas in Australia and (ii) with respect to our real estate business, capital for the build out/fit out of third party tenant spaces. The Company believes that 2021 capital expenditures will be paid for by funds raised by asset sales, cash flow from operations and/or funds available under global credit facilities. The Company is surrounded by uncertainty about COVID-19, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under its available facilities, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating such planned capital expenditures, selling additional assets or restructuring debt.

For more information about our liquidity, please refer to Note 3 – Impact of COVID-19 Pandemic on Liquidity to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Refer to Note 11 – Borrowings for additional information.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2020	2019	2018(3)	2017(2)(3)	2016(2)
Net Cash from Operating Activities	$(30,201)	$24,607	$32,644	$23,851	$30,188
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$26,826	$12,135	$13,127	$13,668	$19,017
Unused borrowing facility	15,490	73,920	85,886	137,231	117,599
Restricted for capital projects(1)	9,377	13,952	30,318	62,280	62,024
Unrestricted capacity	6,113	59,968	55,568	74,951	55,575
Total resources at 12/31	42,316	86,055	99,013	150,899	136,616
Total unrestricted resources at 12/31	32,939	72,103	68,695	88,619	74,592
Debt-to-Equity Ratio
Total contractual facility	$300,449	$283,138	$252,929	$271,732	$266,134
Total debt (gross of deferred financing costs)	284,959	209,218	167,043	134,501	148,535
Current	42,299	37,380	30,393	8,109	567
Non-current	242,660	171,838	136,650	126,392	147,968
Finance lease liabilities	118	209
Total book equity	81,173	139,616	179,979	181,382	146,890
Debt-to-equity ratio	3.51	1.50	0.93	0.74	1.01
Changes in Working Capital
Working capital (deficit)(4)	$(64,140)	$(84,138)	$(56,047)	$(47,294)	$6,655
Current ratio	0.47	0.24	0.35	0.41	1.10
Capital Expenditures (including acquisitions)	$16,759	$47,722	$56,827	$76,708	$49,166

(1)This relates to the construction facilities specifically negotiated for 44 Union Square redevelopment project, obtained in December 2016.

(2)Certain 2017 and 2016 balances included the restatement impact as a result of a prior period financial statement correction of immaterial errors (see Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statement Correction of Immaterial Errors).

(3)See Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statement Correction of Immaterial Errors for the prior period adjustments for accounting for accrued sales tax deemed not material.

(4)Typically, our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

We manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. Before the COVID-19 pandemic, our treasury management has been focused on aggressive cash management using cash balances to reduce debt and minimize interest expense. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditures, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. As a result of the COVID-19 pandemic, we chose to fully draw down on most of our lines of credit in order to provide liquidity for the Company during a time of minimal revenues.

Refer to Note 11 – Borrowings in the Consolidated Financial Statements for further details on our various borrowing arrangements.

At December 31, 2020, our consolidated cash and cash equivalents totaled $26.8 million. Of this amount, $7.7 million, $6.3 million and $12.8 million were held by our U.S., Australian and New Zealand operations, respectively. Due to the impact of COVID-19, we no longer intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt. During 2020 and into 2021 the need for such funding, apart from working capital, has been and will be substantially reduced, due to the COVID pandemic. The funding that has been required, has been funded from predominantly from cost reductions, debt and strategic asset sales. As noted in the preceding table, we had $6.1 million unused, unrestricted capacity of available corporate credit facilities at December 31, 2020.

The change in cash and cash equivalents for the three years ended December 31, 2020 is as follows:

				% Change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net cash provided by (used in) operating activities	$(30,201)	$24,607	$32,645	(>100)%	(25)%
Net cash provided by (used in) investing activities	(18,771)	(51,929)	(64,855)	64%	20%
Net cash provided by (used in) financing activities	59,330	26,008	33,210	>100%	(22)%
Impact of exchange rate on cash	4,333	322	(1,541)	>100%	>100%
Net increase (decrease) in cash and cash equivalents	$14,691	$(992)	$(541)	>100%	(83)%

Operating Activities

2020 vs. 2019

Cash provided by operating activities for 2020 decreased by $54.8 million, to cash used of $30.2 million, primarily driven by a $61.5 million decrease in cash inflows from operating activities and a $6.4 million increase in cash inflows due to a decline in net operating assets.

Investing Activities

2020: The $18.8 million of cash used in investing activities was mainly related to $15.4 million spent on capital expenditures, primarily in the U.S., with $10.1 million of that comprised mainly of the 44 Union Square redevelopment and the Kahala refurbishment, $4.4 million in Australia comprised mainly of the launch of Reading Cinemas at Jindalee, and $0.9 million in New Zealand comprised mainly of the redevelopment of Courtenay Central and Manukau (which has now been sold).

Financing Activities

2020: The cash provided by financing activities of $59.3 million was primarily related to net loan proceeds of $60.4 million offset by first quarter 2020 repurchase of stock of $0.7 million as part of the 2017 $25.0 million stock repurchase program.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the future maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of December 31, 2020:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Debt(1)	$41,467	$24,309	$180,011	$296	$287	$7,792	$254,162
Operating leases, including imputed interest	33,328	33,388	32,579	30,692	28,521	144,402	302,910
Finance leases, including imputed interest	54	43	28	—	—	—	125
Subordinated debt(1)	840	711	747	585	—	27,913	30,796
Pension liability	684	684	684	684	684	1,312	4,732
Village East purchase option(2)	—	—	5,900	—	—	—	5,900
Estimated interest on debt(3)	10,161	7,579	5,386	1,552	1,500	2,147	28,323
Total	$86,534	$66,713	$225,335	$33,809	$30,992	$183,566	$626,949

(1)Information is presented gross of deferred financing costs.

(2)Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.

(3)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

Please refer to Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report for more information.

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

Please refer to Item 3 – Legal Proceedings for more information. There have been no material changes to our litigation, except as set forth in Note 13 – Commitments and Contingencies in the accompanying consolidated financial statements.

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

Historically, we have managed our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services, as well as borrowing in local currencies to match revenues and expenses. We have also historically paid management fees to the U.S. to cover a portion of our domestic overhead. The fluctuations of the Australian and New Zealand currencies, however, may impact our ability to rely on such funding for ongoing support of our domestic overhead.

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

(i)Impairment of Long-lived Assets (other than Goodwill and Intangible Assets with indefinite lives) – we evaluate our long-lived assets and finite-lived intangible assets using historical and projected data of cash flows as our primary indicator of potential impairment and we take into consideration the seasonality of our business. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation. For certain non-income producing properties or for those assets with no consistent historical or projected cash flows, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.

$217,000 of impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2020, based on historical information and projected cash flow. No impairment losses were recorded for the years ended December 31, 2019 or December 31, 2018.

(ii)Impairment of Goodwill and Intangible Assets with indefinite lives – goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually on a reporting unit basis. The impairment evaluation is based on the present value of estimated future cash flows of each reporting unit plus the expected terminal value. There are significant assumptions and estimates used in determining the future cash flows and terminal value. The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates.

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the years ended December 31, 2020, 2019, or 2018.

Business Combination

In recent years, our business acquisition efforts have been focused on our real estate segment, however in 2019 we acquired two cinema businesses in Tasmania, Australia. For acquisitions meeting the definition of a “business” in accordance with ASC 805, Business Combinations, the assets acquired and the liabilities assumed are recorded at their fair values as of the acquisition date. To accomplish this, we typically obtain third party valuations to allocate the purchase price to the assets acquired and liabilities assumed, including both tangible and intangible components. The determination of the fair values of the acquisition components and its related determination of the estimated lives of depreciable tangible assets and amortizing intangible assets/liabilities require significant judgment and several considerations, as described in more detail under the heading “Business Acquisition Valuation and Purchase Price Allocation” in Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

On January 1, 2018, we adopted the new accounting standard ASC 606 Revenue from Contracts with Customers using the modified retrospective method. This adoption is described in detail in the section Note 2 – Summary of Significant Accounting Policies – Accounting Changes, along with our policies for accounting for gift card breakage income.

Tax Valuation Allowance and Deferred Taxes

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal, state, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). As of December 31, 2020, we had recorded approximately $50.4 million of deferred tax assets (net of $62.3 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards and tax credit carryforwards. These deferred tax assets were offset by a valuation allowance of $47.1 million resulting in a net deferred tax asset of $3.4 million. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.

Contingencies

For loss contingencies, we record any loss contingencies when there is a probable likelihood that the liability has been incurred and the amount of the loss can be reasonably estimated.

For other contingencies,

(i)for recoveries through an insurance claim, we record a recoverable asset (not to exceed the amount of the total losses incurred) only when the collectability of such claim is considered probable. To evaluate the probable collectability of an insurance claim, we consider communications with our insurance company.

(ii)for gain contingencies resulting from legal settlements, we record those settlements in our consolidated statements of operations when cash or other forms of payments are received.

Legal contingencies

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters. We provide accruals for matters that have probable likelihood of occurrence and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds (either in cash or other forms of payments) are received by us. Please refer to Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report for more information on legal matters.

For a summary of our significant accounting policies, including the critical accounting estimates discussed above, see Note 2 to the Consolidated Financial Statements included herein in Part II, Item 8 (Financial Statements and Supplementary Data) on this report.

Click or tap here to enter text.

Item 7A – Quantitative and Qualitative Disclosure about Market Risk

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

At December 31, 2020, approximately 39% and 12% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $19.1 million in cash and cash equivalents. At December 31, 2019, approximately 37% and 10% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $4.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $6.8 million for the year ended December 31, 2020. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia, and New Zealand. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 24% and 58% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would result in an increase or decrease of $6.3 million and $4.7 million, respectively, and the change in our net income for the year would be $0.5 million and $0.6 million, respectively. Presently, we have no plans to hedge such exposure.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. We have accumulated unrealized foreign currency translation gains of approximately $15.0 million and $8.1 million as of December 31, 2020 and 2019, respectively.

Historically, we maintained most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less. Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition. The negative spread between our borrowing costs and earned interest will exacerbate as we hold cash to provide a safety net to meet our expenses while some of our cinema operations remain closed and some of our tenant income curtailed.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $2.0 million increase or decrease in our 2020 interest expense.

For further discussion on market risks, please refer to International Business Risks included in Item 1A – Risk Factors.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

By: /s/ Ellen M. Cotter Ellen M. Cotter President and Chief Executive Officer March 31, 2021	By: /s/Gilbert Avanes Gilbert Avanes EVP, Chief Financial Officer and Treasurer March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reading International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2021 expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidity

As described further in Note 3 to the consolidated financial statements, as a result of the global pandemic caused by COVID-19, governments and or other jurisdictions located in geographies where the Company has operations imposed widespread restrictions that required the closure of the Company’s movie cinema and live theater venues. As a result of these closures, the Company’s revenues and cash flows from operations have been negatively impacted by the COVID-19 global pandemic. There are uncertainties in projecting future cash flows from movie cinema and live theater venues, the ability to amend existing debt obligations or acquire new or additional financings and the execution and timing of strategic real estate sales. The Company’s management concluded that there are sufficient resources to fund operations for a period of at least one year from the issuance of the financial statements. We identified the Company’s evaluation over its ability to maintain liquidity as a critical audit matter.

The principal considerations for our determination regarding the judgements made in regards to maintaining liquidity as a critical audit matter, relates to the uncertainty involved in the determination of future revenue and cash flow estimates. Such matters required significant auditor judgement in evaluating management’s plans to fund operations for a period of at least one year from the issuance of the financial statements such as 1) financing transaction events subject to matters outside the Company’s control and 2) estimation uncertainty of operating cash flows. Uncertainties regarding future operating cash flows exist due to the estimation of when the lifting of closure restrictions may occur, the public’s demand to attend indoor entertainment settings, the timing of the release of movie and production content and the successful completion and timing of strategic sales of real estate.

Our audit procedures related to the going concern assertion included the following, among others.

•We tested the design and operating effectiveness of internal controls relating to the Company’s forecasts and assumptions used to estimate future cash flows and the proper and adequate financial statement disclosures relating to management’s plans.

•We evaluated whether the cash flows included in the projection models were reasonable by assessing historical trends and sensitizing such projections in regards to projected theater opening dates and availability of production content.

•We evaluated the Company’s ability to sell certain real-estate that was classified as held for sale as of December 31, 2020 including the marketability and valuation of such real-estate.

•We evaluated management’s plans regarding their intent and ability to refinance existing or source new debt.

Valuation of Long-Lived Assets

As described further in Note 2 and Note 8 to the financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be fully recoverable. The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an asset group basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. Due to the temporary closure of the Company’s theaters during the first quarter of the year ended December 31, 2020, the Company performed long-lived asset impairment evaluations for its theater assets during each quarter during the year ended December 31, 2020. When performing the impairment assessments, the Company estimates undiscounted cash flows at the theatre level from continuing use through the remainder of the theater’s useful life. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset, the Company then compares the carrying value of the asset with its estimated fair value. The key uncertainties in the assumptions used in estimating the projected cash flows of theatres is due to the impact of COVID-19 regarding the estimation of when the lifting of closure restrictions may occur, the public’s demand to attend indoor entertainment settings and the timing of the release of movie and production content. We identified the impairment of long-lived assets for theaters as a critical audit matter.

The principal considerations for our determination that the valuation of long-lived assets for theaters is a critical audit matter is due to the uncertainties and significant management judgement used to estimate the undiscounted cash flows. Evaluating management’s estimates required a high degree of auditor judgement and an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow analysis in light of the uncertainties presented from the COVID-19 global pandemic.

Our audit procedures related to the valuation considerations for long-lived assets included the following, among others:

•We tested the design and operating effectiveness of internal controls relating to management’s identification of triggering events and measurement considerations for long-lived assets, including controls over the determination of impairment consideration models used, key inputs and assumptions used in relation to the forecasting of future cash flows.

•The evaluation of assumptions within the impairment consideration models, including future cash flows, long-term growth rates and terminal values were evaluated for management bias. We benchmarked the average historical cash flows generated at the specific theater location level during prior periods not impacted by government mandated closures due to pandemic concerns. Where available, external information was obtained and used to audit management’s assumptions.

•On a scope basis we performed independent calculations to test the sensitivity of key assumptions used by management.

•We utilized the assistance of our firm’s valuation services group to assist in testing certain scoped theaters’ impairment consideration models and in evaluating the reasonableness of significant assumptions utilized within the models.

Impairment of Goodwill

As described further in Note 2 and Note 8 to the financial statements, the Company reviews intangibles assets including goodwill for impairment on at least an annual basis and whenever events or changes in circumstances indicate the carrying amount of the asset may not be fully recoverable. To test for impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. The fair value of reporting units are determined using the present value of estimated future cash flows plus the expected terminal value. Such significant inputs and assumptions are further complicated due to uncertainties related to the COVID-19 global pandemic. We identified the Company’s measurement considerations for goodwill as a critical audit matter.

The principal considerations for our determination that measurement considerations for goodwill is a critical audit matter are due to the significant judgements necessary to evaluate the estimated discounted cash flows and fair value of the reporting unit. Significant judgement is required to evaluate expectations of future operating performance based on relevant information available regarding expectations of industry performance as well as expectations for company-specific performance. Determining the discount rate requires judgement to evaluate the appropriate risk premium based on industry and company-specific risks. The evaluation of such matters required a high degree of auditor judgement and an increased level of effort when performing audit procedures to evaluate management’s goodwill impairment analysis in light of the uncertainties presented from the COVID-19 global pandemic.

Our audit procedures related to the evaluation of goodwill impairment included the following, among others:

•We tested the design and operating effectiveness of internal controls relating to management’s identification of triggering events and controls over the determination of discounted cash flow models used, key inputs and assumptions used in relation to the forecasting of future cash flows and determination of the reporting unit fair value.

•Evaluation of the assumptions within the discounted cash flow models, including future cash flows, long-term growth rates and terminal values were evaluated for management bias and benchmarked to average historical cash flows generated at the reporting unit level during prior periods not impacted by government mandated closures due to pandemic concerns. Where available, external information was obtained and used to audit management’s assumptions.

•In order to scope the level of our audit procedures, we performed independent calculations to test the sensitivity of key assumptions used by management.

•We utilized the assistance of our firm’s valuation services group to assist in testing the Company’s discounted cash flow model and in evaluating the reasonableness of significant assumptions including the discount rate and the reporting unit fair value.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.

Los Angeles, CA

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reading International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal

Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 31, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Los Angeles, California

March 31, 2021

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2020 and 2019

(U.S. dollars in thousands, except share information)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$26,826	$12,135
Receivables	2,438	7,085
Inventories	1,059	1,674
Prepaid and other current assets	8,414	6,105
Land held for sale	17,730	—
Total Current Assets	56,467	26,999
Operating properties, net	353,125	258,138
Operating lease right-of-use assets	220,503	229,879
Investment and development properties, net	11,570	114,024
Investment in unconsolidated joint ventures	5,025	5,069
Goodwill	28,116	26,448
Intangible assets, net	3,971	4,320
Deferred tax assets, net	3,362	3,444
Other assets	8,030	6,668
Total Assets	$690,169	$674,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$38,877	$29,436
Film rent payable	2,473	8,716
Debt - current portion	41,459	36,736
Subordinated debt - current portion	840	644
Derivative financial instruments - current portion	218	109
Taxes payable	82	140
Deferred current revenue	10,133	11,324
Operating lease liabilities - current portion	22,699	20,379
Other current liabilities	3,826	3,653
Total Current Liabilities	120,607	111,137
Debt – long-term portion	213,779	140,602
Derivative financial instruments - non-current portion	212	233
Subordinated debt - non-current portion	26,505	29,030
Noncurrent tax liabilities	13,070	12,353
Operating lease liabilities - non-current portion	212,806	223,164
Other non-current liabilities	22,017	18,854
Total Liabilities	$608,996	$535,373
Commitments and Contingencies
Stockholders’ Equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,004,717 issued and 20,068,606 outstanding at December 31, 2020 and 32,963,489
issued and 20,102,535 outstanding at December 31, 2019	$231	$231
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2020 and 2019	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2020 and 2019	—	—
Additional paid-in capital	149,979	148,602
Retained earnings (deficit)	(44,553)	20,647
Treasury shares, at cost	(40,407)	(39,737)
Accumulated other comprehensive income	12,502	5,589
Total Reading International, Inc. ("RDI") Stockholders’ Equity	77,769	135,349
Noncontrolling Interests	3,404	4,267
Total Stockholders’ Equity	$81,173	$139,616
Total Liabilities and Stockholders’ Equity	$690,169	$674,989

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Operations for the Three Years Ended December 31, 2020

(U.S. dollars in thousands, except share and per share data)

	2020	2019	2018
Revenues
Cinema	$67,014	$262,189	$293,723
Real estate	10,848	14,579	15,208
Total revenues	77,862	276,768	308,931
Costs and expenses
Cinema	(91,065)	(210,050)	(225,791)
Real estate	(8,578)	(9,453)	(9,904)
Depreciation and amortization	(22,317)	(22,747)	(22,275)
General and administrative	(16,998)	(25,395)	(27,337)
Impairment of long-lived assets	(217)	—	—
Total costs and expenses	(139,175)	(267,645)	(285,307)
Operating income (loss)	(61,313)	9,123	23,624
Interest expense, net	(9,354)	(7,904)	(6,837)
Gain (loss) on sale of assets	(1)	(2)	(41)
Other income (expense)	293	325	(256)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(70,375)	1,542	16,490
Equity earnings of unconsolidated joint ventures	(449)	792	974
Income (loss) before income taxes	(70,824)	2,334	17,464
Income tax benefit (expense)	4,967	(28,837)	(3,298)
Net income (loss)	$(65,857)	$(26,503)	$14,166
Less: net income (loss) attributable to noncontrolling interests	(657)	(74)	132
Net income (loss) attributable to Reading International, Inc. common shareholders	$(65,200)	$(26,429)	$14,034
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(3.00)	$(1.17)	$0.61
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(3.00)	$(1.17)	$0.60
Weighted average number of shares outstanding–basic	21,749,155	22,631,754	22,991,277
Weighted average number of shares outstanding–diluted	22,215,511	22,784,122	23,208,991

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2020

(U.S. dollars in thousands)

	2020	2019	2018
Net income (loss)	$(65,857)	$(26,503)	$14,166
Foreign currency translation gain (loss)	6,837	(567)	(14,903)
Gain (loss) on cash flow hedges	(65)	(115)	(137)
Others	130	158	149
Comprehensive income (loss)	$(58,955)	$(27,027)	$(725)
Less: net income (loss) attributable to noncontrolling interests	(657)	(74)	132
Less: comprehensive income (loss) attributable to noncontrolling interests	(11)	2	(15)
Comprehensive income (loss) attributable to Reading International, Inc.	$(58,287)	$(26,955)	$(842)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2020

(In thousands)

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2018	21,251	$231	1,680	$17	$145,898	$32,820	$(22,906)	$20,991	$177,051	$4,331	$181,382
Net income (loss)	—	—	—	—	—	14,034	—	—	14,034	132	14,166
Adjustments to opening retained earnings on adoption of ASC 606	—	—	—	—	—	194			194	(2)	192
Other comprehensive income, net	—	—	—	—	—	—	—	(14,876)	(14,876)	(15)	(14,891)
Share-based compensation expense	—	—	—	—	1,458	—	—	—	1,458	—	1,458
Share repurchase plan	(149)	—	—	—	—	—	(2,316)	—	(2,316)	—	(2,316)
Class A common stock issued for share-based bonuses and options exercised	35	—	—	—	219	—	—	—	219	—	219
In-kind exchange of share for the exercise of options, net issued	13	1	—	—	(74)	—	—	—	(73)	—	(73)
Restricted Stock Units	45	—	—	—	(49)	—	—	—	(49)	—	(49)
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	82	82
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(191)	(191)
At December 31, 2018	21,195	$232	1,680	$17	$147,452	$47,048	$(25,222)	$6,115	$175,642	$4,337	$179,979
Net income (loss)	—	—	—	—	—	(26,429)	—	—	(26,429)	(74)	(26,503)
Adjustments to opening retained earnings on adoption of ASC 842	—	—	—	—	—	28	—	—	28	(46)	(18)
Other comprehensive income, net	—	—	—	—	—	—	—	(526)	(526)	2	(524)
Share-based compensation expense	—	—	—	—	1,463	—	—	—	1,463	—	1,463
Share repurchase plan	(1,159)	—	—	—	—	—	(14,518)	—	(14,518)	—	(14,518)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	(185)	—	—	—	(185)	—	(185)
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	66	1	—	—	(128)	—	—	—	(128)	—	(128)
Retirements	—	(2)	—	—	—	—	2	—	2	—	2
Contributions from noncontrolling shareholders	—	—	—	—	—	—	—	—	—	90	90
Distributions to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(42)	(42)
At December 31, 2019	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616
Net income (loss)	—	—	—	—	—	(65,200)	—	—	(65,200)	(657)	(65,857)
Other comprehensive income, net	—	—	—	—	—	—	—	6,913	6,913	(11)	6,902
Share-based compensation expense	—	—	—	—	1,421	—	—	—	1,421	—	1,421
Share repurchase plan	(75)	—	—	—	—	—	(670)	—	(670)	—	(670)
Restricted Stock Units	41	—	—	—	(44)	—	—	—	(44)	—	(44)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	55	55
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(250)	(250)
At December 31, 2020	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2020

(U.S. dollars in thousands)

	2020	2019	2018
Operating Activities
Net income (loss)	$(65,857)	$(26,503)	$14,166
Adjustments to reconcile net income to net cash flows from operating activities:
Equity earnings of unconsolidated joint ventures	449	(792)	(974)
Distributions of earnings from unconsolidated joint ventures	240	864	670
Net loss (gain) on sale of assets	1	2	41
Amortization of operating leases	21,458	20,765	—
Amortization of finance leases	93	165	—
Change in operating lease liabilities	(20,400)	(20,137)	—
Interest on hedged derivatives	—	(10)	5
Change in net deferred tax assets	401	23,115	(1,841)
Depreciation and amortization	22,317	22,747	22,275
Impairment of long-lived assets	217	— —	— —
Other amortization	1,046	952	1,161
Share-based compensation expense	1,421	1,463	1,458
Net changes in operating assets and liabilities:
Receivables	4,805	704	2,868
Prepaid and other assets	(1,307)	(216)	(2,761)
Payments for accrued pension	(683)	(683)	(2,961)
Accounts payable and accrued expenses	9,330	508	2,562
Film rent payable	(6,323)	48	(4,525)
Taxes payable	(34)	(1,514)	(994)
Deferred revenue and other liabilities	2,625	3,129	1,495
Net cash provided by (used in) operating activities	(30,201)	24,607	32,645
Investing Activities
Purchases of and additions to operating and investment properties	(18,526)	(45,709)	(63,529)
Acquisition of business	—	(7,877)	—
Change in restricted cash	—	1,334	(1,326)
Cash settlement on insurance claim	—	323	—
Contributions to unconsolidated joint ventures	(245)	—	—
Net cash provided by (used in) investing activities	(18,771)	(51,929)	(64,855)
Financing Activities
Repayment of long-term borrowings	(29,896)	(52,394)	(54,374)
Repayment of finance lease principal	(92)	(160)	—
Proceeds from borrowings	90,323	90,507	90,895
Capitalized borrowing costs	(97)	(526)	(1,230)
Repurchase of Class A nonvoting common stock	(670)	(11,152)	(2,316)
Proceeds (payments) from stock option exercises	(43)	(315)	344
Noncontrolling interest contributions	55	90	82
Noncontrolling interest distributions	(250)	(42)	(191)
Net cash provided by (used in) financing activities	59,330	26,008	33,210
Effect of exchange rate on cash	4,333	322	(1,541)
Net increase (decrease) in cash and cash equivalents	14,691	(992)	(541)
Cash and cash equivalents at the beginning of the year	12,135	13,127	13,668
Cash and cash equivalents at the end of the year	$26,826	$12,135	$13,127
Supplemental Disclosures
Interest paid	$10,240	$10,650	$8,035
Income taxes paid (refunded), net	(2,333)	7,038	8,941
Non-Cash Transactions
Lease make-good accrual	$62	$902	$—
Additions to long-term borrowings	—	3,519	—
Additions to operating and investing properties through accrued expenses	4,346	6,003	3,969

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for Three Years Ended December 31, 2020

________________________________________________________________________________________________________

NOTE 1 – DESCRIPTION OF BUSINESS AND SEGMENT REPORTING

The Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading,” and “we,” “us,” or “our”), was incorporated in 1999. Our businesses consist primarily of:

•the development, ownership, and operation, of cinemas in the United States, Australia, and New Zealand; and,

•the development, ownership, operation and/or rental of retail, commercial and live venue real estate assets in Australia, New Zealand, and the United States.

Business Segments

Our business is comprised of two operating segments, as follows: (i) cinema exhibition and (ii) real estate. Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our Chief Executive Officer, the chief operating decision-maker of the Company. As part of our real estate segment, we acquired, and held, raw land in urban and suburban centers in New Zealand, Australia and the United States as of December 31, 2020.

The tables below summarize the results of operations for each of our business segments. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	2020			2019			2018
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$67,014	$10,848	$77,862	$262,189	$14,579	$276,768	$293,723	$15,208	$308,931
Inter-segment revenue (1)	—	2,115	2,115	—	7,326	7,326	—	9,027	9,027
Total segment revenue	67,014	12,963	79,977	262,189	21,905	284,094	293,723	24,235	317,958
Operating expense
Operating Expense - Third Party	(91,065)	(8,578)	(99,643)	(210,050)	(9,453)	(219,503)	(225,791)	(9,904)	(235,695)
Inter-Segment Operating Expenses (1)	(2,115)	—	(2,115)	(7,326)	—	(7,326)	(9,027)	—	(9,027)
Total of services and products (excluding depreciation and amortization)	(93,180)	(8,578)	(101,758)	(217,376)	(9,453)	(226,829)	(234,818)	(9,904)	(244,722)
Depreciation and amortization	(15,246)	(6,101)	(21,347)	(16,940)	(5,393)	(22,333)	(16,314)	(5,567)	(21,881)
Impairment of long-lived assets	(217)	—	(217)	—	—	—	—	—	—
General and administrative expense	(3,427)	(747)	(4,174)	(4,544)	(1,918)	(6,462)	(3,724)	(2,326)	(6,050)
Total operating expense	(112,070)	(15,426)	(127,496)	(238,860)	(16,764)	(255,624)	(254,856)	(17,797)	(272,653)
Segment operating income (loss)	$(45,056)	$(2,463)	$(47,519)	$23,329	$5,141	$28,470	$38,867	$6,438	$45,305

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2020	2019	2018
Segment operating income (loss)	$(47,519)	$28,470	$45,305
Unallocated corporate expense:
Depreciation and amortization expense	(970)	(414)	(394)
General and administrative expense	(12,824)	(18,933)	(21,287)
Interest expense, net	(9,354)	(7,904)	(6,837)
Equity earnings (loss) of unconsolidated joint ventures	(449)	792	974
(Loss) gain on sale of assets	(1)	(2)	(41)
Other (expense) income	293	325	(256)
Income (loss) before income taxes	$(70,824)	$2,334	$17,464

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	December 31,
(Dollars in thousands)	2020	2019
By segment:
Cinema	$357,196	$364,905
Real estate	312,832	295,213
Corporate (1)	20,141	14,871
Total assets	$690,169	$674,989
By country:
United States	$340,836	$356,191
Australia	267,153	248,031
New Zealand	82,180	70,767
Total assets	$690,169	$674,989

(1)Corporate Assets includes cash and cash equivalents of $26.8 million and $12.1 million as of December 31, 2020 and 2019, respectively.

The following table sets forth our operating properties by country:

	December 31,
(Dollars in thousands)	2020	2019
United States	$182,416	$91,704
Australia	144,573	137,677
New Zealand	26,136	28,757
Total operating property	$353,125	$258,138

The table below summarizes capital expenditures for the three years ended December 31, 2020:

(Dollars in thousands)	2020	2019	2018
Segment capital expenditures	$16,686	$47,555	$56,795
Corporate capital expenditures	73	167	32
Total capital expenditures	$16,759	$47,722	$56,827

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include the accounts of our wholly owned subsidiaries, which are RDGE, CRG, and CDL.  We have also consolidated the following entities that are not wholly owned for which we have control:

•Australia Country Cinemas Pty, Limited, a company in which we own a 75% interest and whose only assets are our leasehold cinema at Dubbo, Australia and our owned cinema at Townsville, Australia;

•Sutton Hill Properties, LLC (“SHP”), a company based in New York in which we own a 75% interest and whose only asset is the fee interest in the Cinemas 1,2,3; and,

•Shadow View Land and Farming, LLC in which we own a 50% controlling membership interest and whose only asset is a 202-acre land parcel in Coachella, California as of December 31, 2020.

Our investment interests in certain joint venture arrangements, for which we own between 20% to 50% and for which we have no control over the operations, are accounted for as unconsolidated joint ventures, and hence, recorded in the consolidated financial statements under the equity method. These investment interests include our:

•33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia;

•50% undivided interest in the unincorporated joint venture that owns Rialto Cinemas in New Zealand.

We consider that we have control over our partially owned subsidiaries and joint venture interests (collectively “investee”) when these conditions exist:

(i)we own a majority of the voting rights or interests of the investee (typically above 50%), or

(ii)in the case when we own less than the majority voting rights or interests, we have the power over the investee when the voting rights or interests are sufficient to give it the practical ability to direct the relevant activities of the investee unilaterally.

The Company considers all relevant facts and circumstances in assessing whether or not our voting rights in the investee are sufficient to give it power, including:

(i)the size of our voting rights and interests relative to the size and dispersion of holdings of other vote holders;

(ii)potential voting rights and interests held by us;

(iii)rights and interests arising from other contractual arrangements; and,

(iv)any additional other relevant facts.

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

(i)projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles);

(ii)valuations of our derivative instruments;

(iii)allocation of insurance proceeds to various recoverable components;

(iv)recoverability of our deferred tax;

(v)estimation of our Incremental Borrowing Rate (“IBR”) as relates to the valuation of our right-of-use assets and lease liabilities; and,

(vi)estimation of gift card and gift certificate breakage where we have concluded that the likelihood of redemption is remote.

Revenue Recognition

(i)Cinema Exhibition Segment (all net of related taxes):

•Sales of Cinema tickets (excluding bulk and advanced ticket sales) and food and beverage (“F&B”) sales – recognized when sold and collected, either in cash or credit card at our theatre locations and through our online selling channels;

•Sales of Bulk and Advanced Cinema Ticket Sales – deferred and recognized as revenue when the promised performance or movie that the ticket has been purchased for is shown;

•Gift Cards and Gift Certificate Sales – deferred and recognized as revenue when redeemed, except for the breakage portion, as described below;

•Breakage Income – recognized for unredeemed cards and certificates using the proportional method, whereby breakage revenue is recognized in proportion to the pattern of rights exercised by the customer when the Company expects that it is probable that a significant revenue reversal would not occur for any estimated breakage amounts. This is based on a breakage ‘experience rate’ which is determined by historical redemption data;

•Loyalty Income - a component of revenue from members of our loyalty programs relating to the earning of loyalty rewards is deferred until such a time as members redeem rewards, or until we believe the likelihood of redemption by the member is remote. Deferral is based on the progress made toward the next reward, the fair value of that reward, and the likelihood of redemption, determined by historical redemption data, and;

•Advertising Revenues – recognized based on contractual arrangements or relevant admissions information, as appropriate, when the related performance obligation is satisfied.

(ii)Real Estate Segment:

•Property Rentals –we contractually retain substantially all of the risks and benefits of ownership of our real estate properties and therefore, we account for our tenant leases as operating leases. Accordingly, rental revenue is recognized on a straight-line basis over the lease term; and,

•Live Theatre License Fees – we have real property interest in and license theatre space to third parties for the presentation of theatrical productions. Revenue is recognized in accordance with the license agreement, and is typically recorded on a weekly basis after the performance of a show has occurred.

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

Inventory

Inventory is composed of food and beverage items in our theater operations and books and associated stationery items at our State Cinema bookstore, and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant. At December 31, 2020 and 2019, our restricted cash balance, included as part of prepaid and other current assets, was $8,000 and $7,000, respectively.

Derivative Financial Instruments

From time to time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. Derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statements of Operations or, in the case of accounting hedges, in Other Comprehensive Income and then reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings. The cash flows from interest rate derivatives are classified as cashflows provided by operating activities in the Consolidated Cashflow Statement, as are the hedged transactions. As of December 31, 2020 and 2019 we have unfavorable derivative positions designated as accounting hedges of $430,000 and $342,000, respectively.

With regards to accounting hedges, the Company has elected, by reference to certain practical expedients contained within ASC 848 Reference Rate Reform, to continue the method of assessing effectiveness as document in the original hedge, so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. In addition, the Company has elected the expedient permitting the assertion of probability of the hedged interest payments regardless of any expected modification in the terms related to reference rate reform.

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

Impairment of Long-Lived Assets

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In 2020, due to the impacts of COVID-19, we have reviewed our long-lived assets, including goodwill and intangibles, for impairment at the end of each reporting quarter.

We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.

(i)Impairment of Long-lived Assets (other than Goodwill and Intangible Assets with indefinite lives) – we evaluate our long-lived assets and finite-lived intangible assets using historical and projected data of cash flows as our primary indicator of potential impairment and we take into consideration the seasonality of our business. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation. Following the adoption of Accounting Standards Codification 842 Leases, we include all relevant right-of-use assets in our impairment assessments and exclude the related lease liabilities and payments. For certain non-income producing properties or for those assets with no consistent historical or projected cash flows, we obtain appraisals or other evidence to evaluate whether there are impairment indicators for these assets.

$217,000 of impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2020, based on historical information and projected cash flow. No impairment losses were recorded for the years ended December 31, 2019 or December 31, 2018.

(ii)Impairment of Goodwill and Intangible Assets with indefinite lives – goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually on a reporting unit basis. The impairment evaluation is based on the present value of estimated future cash flows of the reporting unit plus the expected terminal value. There are significant assumptions and estimates used in determining the future cash flows and terminal value. The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates.

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2020.

For a detailed discussion of our impairment assessments, refer to Note 3 – Impact of COVID-19 Pandemic on Liquidity.

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

Land and Property Held for Sale

When a property is classified as held for sale, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2020, we classified our landholding at Coachella, California and Manukau, New Zealand, as held for sale. There were no adjustments necessary to reduce the carrying value of these assets on transfer to held for sale – accordingly, these assets are held at historical cost on the consolidated balance sheet. Refer to Note 5 – Real Estate Transactions for details.

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and or financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different. In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized on the effective interest method. Net deferred financing costs are presented as a reduction in the associated debt account (see Note 11 – Borrowings).

Film Rental Costs

Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors.

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $0.7 million, $1.8 million, and $2.4 million in 2020, 2019, and 2018, respectively.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any prepaid lease payments made and excludes lease incentives received. Our lease terms may include options to extend or not to terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Share-based Compensation

The determination of the compensation cost for our share-based awards (primarily in the form of stock options or restricted stock units) is made at the grant date based on the estimated fair value of the award, and such cost is recognized over the grantee’s requisite service period (which typically equates to our vesting term). Previously recognized compensation cost shall be reversed for any forfeited award to the extent unvested at the time of forfeiture. Refer to Note 15 – Share-based Compensation and Repurchase Plans for further details.

Treasury Shares

In recent years, we repurchased our own Class A common shares as part of a publicly announced stock repurchase plan. We account for these repurchases using the cost method and present these as a separate line within the Stockholders’ Equity section in our consolidated balance sheets. Refer to Note 15 – Share-based Compensation and Repurchase Plans for further details of our stock repurchase plan.

Insurance Recoveries and Other Contingency Matters

(i)Loss contingencies – we record any loss contingencies if there is a “probable” likelihood that the liability had been incurred, and the amount of the loss can be reasonably estimated.

(ii)Gain contingencies:

•Insurance recoveries – in the event we incur a loss attributable to an impairment of an asset or incurrence of a liability that is recoverable, in whole or in part, through an insurance claim, we record an insurance recoverable (not to exceed the amount of the total losses incurred) only when the collectability of such claim is probable. To evaluate the probable collectability of an insurance claim, we consider communications with third parties (such as with our insurance company), in addition to advice from legal counsel.

•Others – other gain contingencies typically result from legal settlements and we record those settlements in income when cash or other forms of payments are received.

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred. For the years ended December 31, 2020, 2019, and 2018, we recorded gains/(losses) relating to litigation settlement of $3,000, ($67,000), and $nil, respectively.

Currency Translation Policy

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

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars. Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2020:

	As of and for the year ended December 31, 2020	As of and for the year ended December 31, 2019	As of and for the year ended December 31, 2018
Spot Rate
Australian Dollar	0.7709	0.7030	0.7046
New Zealand Dollar	0.7194	0.6745	0.6711
Average Rate
Australian Dollar	0.6904	0.6954	0.7479
New Zealand Dollar	0.6504	0.6593	0.6930

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

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. We record interest and penalties related to income tax matters as part of income tax expense and record the related liabilities in income tax related balance sheet accounts. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which it is determined a change in recognition or measurement is appropriate.

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

Government Grants

In the second quarter of 2020, in order to account for certain wage subsidies received from the Australian and New Zealand governments, we adopted International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The aim of these Australian and New Zealand government subsidies is to protect as many jobs as possible during the COVID-19 pandemic by subsidizing the wages of employees, using the administrative capabilities of employers to forward such subsidies to their employees. The subsidies are not loans to employees or employers. U.S. GAAP has no codified accounting guidance concerning the measurement and presentation of such government grants for for-profit entities, and in lieu of such guidance, common practice is to refer to IAS 20. IAS 20 permits entities to account for government grants on a gross basis, showing grants receivable as income and the associated expense as costs, or on a net basis, by deducting the grant from the related expense. The nature of the wage subsidies is such that, without them, our Company would likely have reduced its wages and salaries expense through the termination of certain employees. In order to faithfully present the transaction, our Company has therefore elected to present wages and salaries expense net of government grants. The impacted wages and salaries costs are contained within ‘other operating expenses’ and ‘general and administrative expenses’ in our cinema and real estate segments. As of December 31, 2020, we have received subsidies totaling $9.5 million (AU$12.3 million) and $1.4 million (NZ$1.9 million) in Australia and New Zealand, respectively. There are no unfulfilled conditions or contingencies relating to these subsidies as of December 31, 2020.

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

(i)Tangible assets – we allocate the purchase price to the tangible assets of an acquired property (which typically includes land, building and site/tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land are based on factors such as comparisons to other properties sold in the same geographic area adjusted for unique characteristics. Estimates of fair values of buildings, and site/tenant improvements are based on present values determined based upon the application of hypothetical leases with market rates and terms. Estimates of plant and equipment, leasehold improvements and any cinema related equipment are based on their current market values with relation to their age and condition. Building and site improvements are depreciated over their remaining economic lives, while tenant improvements are depreciated over the remaining non-cancelable terms of the respective leases. Plant and equipment, leasehold improvements and any cinema related equipment are depreciated over the shorter of their useful economic lives and the underlying cinema lease.

(ii)Intangible assets and liabilities – the valuation of the intangible assets and liabilities in a typical real estate acquisition is described below:

•Above-market and below-market leases – where we are the lessor, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market lease values (an intangible asset) and capitalized below-market lease values (an intangible liability) over the remaining non-cancelable terms of the respective leases. Where we are the lessee, lease arrangements entered into are assessed under ASC 842 Leases.

•Benefit of avoided costs due to existing tenancies – this typically includes (i) in-place leases (the value of avoided lease-up costs) and (ii) leasing commissions and legal/marketing costs avoided with the leases in place. We measure the fair values of the in-place leases based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Factors considered in the fair value determination include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

New Accounting Standards and Accounting Changes

Recently Adopted and Issued Accounting Pronouncements

Adopted:

ASU 2020-04 – Reference Rate Reform

In the fourth quarter of 2020, we adopted certain practical expedients provided by ASU 2020-04 Reference Rate Reform (Topic 848). This new guidance contains optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. We have elected certain expedients which permit us to i) continue the method of assessing hedge effectiveness such that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument and ii) to continue to assert probability of the relevant hedged interest payments regardless of any expected modification in terms related to reference reform.

The guidance allows for different expedient elections to be made at different points in time, and to this end the Company intends to reassess its elections of such expedients as and when alternations become necessary.

IAS 20 – Accounting for Government Grants and Disclosure of Government Assistance

In the second quarter of 2020, in order to account for certain wage subsidies received from the Australian and New Zealand governments, we adopted International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”).

ASU 2017-04 Intangibles – Goodwill and Other (Topic 305): Simplifying the Test for Goodwill Impairment

On January 1, 2020, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. Adoption of this standard has no material effect on our consolidated financial statements.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

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

ASU 2016-02 Leases

On January 1, 2019, we adopted the new accounting standard ASU 2016-02 Leases, codified as ASC 842, using the current period adjustment method. We recognized the cumulative effect of initially applying the new leasing standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The standard had a material impact on our consolidated balance sheets, but not on our consolidated statements of operations or statements of cash flow.

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

In accordance with the new lease accounting standard requirements, the disclosure of the impact of adoption on our consolidated statements of operations and balance sheet was as follows:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	As Reported, December 31, 2020	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)	As Reported, December 31, 2020	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Cinema costs and expenses	$91,065	$91,228	$(163)	$210,050	$210,110	$(60)
Depreciation and amortization	22,317	22,224	93	22,747	22,582	165
General and administrative	16,998	17,098	(100)	25,395	25,569	(174)
Interest expense, net	9,354	9,346	8	7,904	7,891	13
Income tax (benefit) expense	(4,967)	(4,914)	53	28,837	28,819	18
Net income (loss)	$(65,857)	$(65,966)	$109	$(26,503)	$(26,541)	$38

	Year Ended December 31, 2020			Year Ended December 31, 2019
(Dollars in thousands)	As Reported, December 31, 2020	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)	As Reported, December 31, 2019	Balances Without Adoption of ASC 842	Effect of change Higher / (Lower)
Assets
Operating property, net	$353,125	$353,013	$112	$258,138	$257,933	$205
Intangible assets	3,971	6,275	(2,304)	4,320	7,523	(3,203)
Operating lease right-of-use assets	220,503	—	220,503	229,879	—	229,879
Deferred tax asset, net	3,362	3,352	10	3,444	3,380	64
Liabilities
Other current liabilities	$3,826	$4,006	$(180)	$3,653	$3,789	$(136)
Operating lease liabilities, current	22,699	—	22,699	20,379	—	20,379
Other non-current liabilities	22,017	38,855	(16,838)	18,854	35,276	(16,422)
Operating lease liabilities, non-current	212,806	—	212,806	223,164	—	223,164
Stockholders' Equity
Retained earnings	$81,173	$81,008	$165	$139,616	$139,578	$38

Refer to Note 2 – Summary of Significant Accounting Policies for a description of our new lease accounting recognition policies

ASU 2016-18 Statement of Cash Flows, Topic 230: Restricted Cash, a consensus of the FASB Emerging Issues Task Force

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

ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

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

ASU 2017-07 Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

On January 1, 2018, the Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard (i) requires that an employer disaggregate the service cost component from the other components of net benefit cost, and (ii) specifies how to present the service cost component and the other components of net benefit cost in the income statement and (iii) allows only the service cost component of net benefit cost to be eligible for capitalization.  Adoption of this standard did not have a material effect on our consolidated financial statements.

ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business

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

Consolidated Statements of Operations:

	Year Ended December 31, 2018
(Dollars in thousands)	As Reported	Adjustment	As Revised
Cinema revenue	$294,177	$(455)	$293,723
Total revenue	309,385	(455)	308,931
Operating income (loss)	24,078	(455)	23,623
Income (loss) before income taxes	17,918	(455)	17,463
Income tax (expense) benefit	(3,420)	122	(3,298)
Net income (loss)	14,498	(332)	14,166
Net income (loss) attributable to Reading International, Inc. common shareholders	14,366	(332)	14,034

Basic earnings (loss) per share	$0.62	$(0.01)	$0.61
Diluted earnings (loss) per share	0.62	(0.02)	0.60

Consolidated Balance Sheets:

	Summary of Equity
(Dollars in thousands)	As Reported	Adjustment	As Revised
Equity at January 1, 2018	$181,618	$(236)	$181,382
Net income (loss) attributable to Reading International, Inc. common shareholders	14,366	(332)	14,034
Equity at December 31, 2018	180,547	(568)	179,979

Consolidated Statements of Cash Flows:

	Year Ended December 31, 2018
(Dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$14,498	$(332)	$14,166
Change in net deferred tax assets	(1,719)	(122)	(1,841)
Accounts payable and accrued expenses	2,107	455	2,562
Net cash provided by operating activities	32,645	—	32,645

NOTE 3 – IMPACT OF COVID-19 PANDEMIC ON LIQUIDITY

On March 11, 2020, the World Health Organization (“WHO”) declared the novel coronavirus, COVID-19, a global pandemic. Following the date of this declaration, many jurisdictions imposed various restrictions on “non-essential” activities. In the jurisdictions in which we operate, these restrictions typically included closure of all business deemed “non-essential” (including movie-theaters and most other indoor forms of entertainment), and that all “non-essential” workers, and all members of the public, remain in their homes. As a result, beginning in March 2020 and continuing through and beyond the end of the first quarter of 2020, we temporarily closed all of our live theatres and cinema operations in the U.S., Australia and New Zealand. Operating restrictions adopted in Australia and New Zealand also affected, and to varying degrees continue to affect, many of our tenants at our retail shopping centers. While most of these tenants have, to date, remained open for trading, we have in many cases agreed to rent abatements or deferrals.

In the second to fourth quarters of 2020, and continuing into 2021, several jurisdictions began relaxing COVID-19 restrictions, however other jurisdictions are, to varying degrees reinstating their lockdowns due to the resurgence of COVID-19. Even where businesses have been allowed to reopen, operational limitations on density, hours of operation, and other operating factors, and public concern about interacting with third parties, have prevented a return to normal operations. Vaccination programs have begun across the globe, but periodic closures and limitations on operating activities are expected to continue until the COVID-19 spread is considered materially contained. There is no reliable estimate as to when this will be.

Cinema Segment Impact

As of March 31, 2021, we had reopened 19 of our 24 cinemas in the U.S. Our Kahala cinema is closed pending the completion of renovations which have been delayed due to COVID-19. We will open the remaining five cinemas when Management determines it is operationally expedient to do so. In the second quarter of 2020, we reopened all the cinemas in our New Zealand circuit except for our Reading Cinemas at Courtenay Central (which continues to be closed due to seismic concerns), with social distancing measures in place. Government imposed social distancing requirements were discontinued in New Zealand on June 8, 2020. In June and July 2020, we reopened all our Australia circuit with social distancing measures in place. Certain locations in Australia and New Zealand have been, and may be in the future, subject to short local lockdowns in instances where community transition of the virus as spread, but these have been isolated to individual areas.

As we complete the reopening of our cinemas in the U.S., COVID-19 has and continues to adversely impact our business not only because of government mandated closures, but also by reducing our seating capacities, increasing our costs of operation due to the need for the implementation of enhanced cleaning protocols, deterring potential customers from sharing entertainment spaces with third parties, and deterring film distributors from releasing their films to exhibitors. While we have confidence in the movies anticipated for release in 2021 and 2022, there can be no assurances that the timing of these releases will not be materially rescheduled by movie studios. Such rescheduling may push the relative revenues into later quarters, and in circumstances where a movie is released to streaming on the same day as the theaters, also have the effect of reducing our potential patronage. For these reasons, even if legally permitted to reopen, our decisions to reopen any particular theaters, and whether to have that theater remain open, will be impacted by a variety of considerations including movie availability, customer demand, and safety considerations relative to our staff and customers.

Real Estate Segment Impact

Substantially all our tenants in our Australian real estate business are currently open for trading. All our tenants in our New Zealand real estate business are currently open for trading. However, most of the rentable retail portions of our Courtenay Central location continue to be closed since January 2019 due to seismic concerns. We have, to varying degrees, supported certain tenants with rent abatements and deferrals, and may continue to do so until we believe that such tenants are able to fully perform their obligations despite COVID-19 impacts, although the magnitude of such assistance has diminished since the end of the third quarter of 2020. In the U.S., much of our real estate income is generated by rental revenue from our live theatres which, as of the date of this Report, are closed to the public due to COVID-19.

Liquidity Impact

The repercussions of COVID-19 resulted in a significant decrease in our Company’s revenues and earnings for the year ended December 31, 2020. The closure of our global cinemas resulted in effectively no revenue in the second quarter of 2020, and significantly reduced revenues for the remainder of the year, albeit with some improvements in Australia and New Zealand towards the end of the fourth quarter. The closures caused our Company to experience significantly reduced revenues and incur operating losses due to (i) the continuing closure of certain cinemas due to government mandates as a result of COVID-19, (ii) the major studios postponing or removing their tentpole movies from the global 2020 release calendar as a direct result of COVID-19, (iii) increased operating costs due to COVID-19 safety protocols, and (iv) reduced attendance due to potential audience hesitance to engage socially with third parties and/or a lack of compelling movies scheduled at reopened theaters. Despite our third and fourth quarter losses being partially offset by income generated by our reopened New Zealand and Australia cinemas, and to a lesser extent our reopened U.S. cinemas, as a result of the conditions described in (ii), (iii) and (iv) above, even in markets where we have been permitted to reopen, we have, in many cases, not been able to operate profitably at the theater level.

With regards to our real estate operations, while all our New Zealand and Australian real estate tenants are currently trading (other than certain tenants who have closed for reasons unrelated to COVID-19), our real estate revenue and earnings may continue to be affected by any rent relief that we may deem necessary to provide to certain tenants experiencing impacts from COVID-19.

Cost reduction activities

As of December 31, 2020, our Company had negative working capital of $64.1 million compared to negative working capital of $84.1 million at December 31, 2019.   Due to timing differences between the date revenues are recognized at our cinemas and the date on which we pay our film rent, we customarily have some level of negative working capital. In response to the issues associated with COVID-19, our Company has taken, and continues to take, significant proactive steps to preserve cash by:

(i)Completing arrangements with substantially all our third-party landlords, arrangements which have resulted in both abatements and deferrals of our occupancy costs. We continue to negotiate with landlords for further abatement and/or deferrals of occupancy costs and related terms;

(ii)Reducing our costs of labor across the company through a combination of terminations, working hour reductions, cash bonus eliminations and hiring freezes;

(iii)Eliminating non-essential operating costs;

(iv)Deferring, to the extent practicable, certain operating expenses, such as utility costs; and

(v)Deferring, to the extent practicable, all non-essential capital expenditures.

Cash generation activities

In addition to the actions taken to preserve cash during the effects of COVID-19, our Company has taken proactive steps to generate additional cash inflows. As detailed at Note 5 – Real Estate Transactions, we sold our non-income generating land at Manukau, New Zealand, and Coachella, California, in the first quarter of 2021. These sales produced net cash inflow of $60.0 million, net of transfers to our 50% partner with respect to the sale of Coachella.

Our Company secured access to government wage subsidy programs in Australia and New Zealand. The Australian wage subsidy program expired on March 27, 2021. The New Zealand program expired on August 25, 2020. Our Company continues to review various programs offered by governmental agencies in the jurisdictions where it operates as those programs are further defined or revised, but there can be no assurances that our Company will qualify for any such programs or, even if it does qualify, the degree that it may be successful in its applications for such support.

In addition, during the third quarter of 2020, Management lodged an application to carry back certain operating losses under the recently enacted CARES Act. The CARES Act permits net operating losses generated from tax years 2018 through 2020 to be carried back five years. During the third quarter of 2020, the Company filed its 2019 federal income tax return and carried back the net operating losses generated in 2019 to offset taxable income from tax years 2015 and 2016. The CARES Act also permits corporate taxpayers to claim in full any previously unrefunded alternative minimum tax credit in the 2019 tax year. This claim was made with our Company’s 2019 federal income tax return. The carryback of the 2019 net operating loss and the refund claim for 100% of the remaining alternative minimum tax credit resulted in a tax refund receivable of approximately $5.1 million after the filing of the 2019 federal income tax return. The $5.1 million refund was received as of January 31, 2021.

Debt Management

To address the impacts of COVID-19 on our financing arrangements, we have renegotiated certain financial covenant modifications with our applicable lenders. These modifications permit us to classify the relevant debt instruments as long term and are further discussed below in Note 11 – Borrowings. As of March 31, 2020, Management had drawn down in full the operating debt facilities available to our Company. As of December 31, 2020, all our Company’s facilities remain fully drawn with the exception of the Bank of America Credit Facility which has $3.8 million of capacity available, as detailed in Note 11 – Borrowings. Our Company’s use of these funds is in some ways limited due to limitations on the repatriation of funds from Australia and New Zealand to the United States and limitations on our use of the proceeds from our $55.0 million Bank of America Credit Facility for purposes unrelated to our U.S. cinema activities.

Our Company has continued its efforts to secure our financing position in 2021. On March 26, 2021, we repaid in full the $40.6 million construction loan secured by our 44 Union Square property. We are actively engaged in the refinancing of this property and while no assurances can be given, believe that this financing will be in place by June 30, 2021.

Going Concern

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

The above discussed factors, including principally but not limited, to the temporary closure of our cinemas, materially reduced cinema attendances and as a result materially reduced revenues and cash flows mean that, absent Management plans, the Company’s liquidity is insufficient to meet its obligations as they fall due. As a result, there is substantial doubt that the Company will be able to continue as a going concern for at least twelve months following the issuance of our financial statements; however, it is probable that Management’s plans described herein will alleviate that substantial doubt.

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

Management reviewed its significant cinema and real estate operations in Australia and New Zealand, two geographies that have experienced relatively more success in controlling COVID-19 than the U.S. As of December 31, 2020, substantially all our cinema operations and real estate operations had resumed in Australia and New Zealand. However, the cash flow of our Australian and New Zealand cinemas has been diminished by the temporary determinations by the major studios to delay the global release of tentpole movies. The major studios are delaying these releases, largely because key cinema markets in the U.S. (i.e. New York City and Los Angeles) had remained, and to an extent continue to be, closed. Our Australian real estate’s revenue generation abilities are less affected by COVID-19, and aside from the issuance of rental abatements and deferrals to certain tenants, our portfolio continues to generate near-to-expected cash flows.

In order to alleviate the substantial doubt that the Company will be able to generate sufficient cash flows within the twelve month period after the issuance of these financial statements to meet its obligations as they become due, Management has in place specific plans to meet such obligations. Firstly, Management is implementing its business plan to refinance our Company’s 44 Union Square property, having on March 26, 2021, repaid the $40.6 million construction loan. The refinancing of 44 Union Square has been a key part of the three-year real estate business strategy presented to our Board of Directors annually since 2018. Although no assurances can be given, based on current facts and circumstances, including, without limitation, recent appraisals and the progress of negotiations with a prospective lender, Management is confident that this takeout financing will be completed before the end of the second quarter 2021, on satisfactory terms.

Secondly, we are continuing to implement our plan to monetize certain assets within our real estate portfolio. As noted at Note 23 – Subsequent Events, we began actively marketing for sale our Auburn/Redyard and our Royal George Theater properties, in January 2021 and February 2021, respectively. Real Estate development and monetization is a core component of our Company’s real estate business. Although no assurances can be given, based on current facts and circumstances and the interest received in these properties to date, Management is confident that these real estate sales will be completed in or around the second quarter of 2021, on satisfactory terms.

In conclusion, as of the date of issuance of these financial statements, based on Management’s evaluation of ASC 205-40 Going Concern and the current conditions and events, considered in the aggregate, and Management’s various plans for enhancing its liquidity and the extent to which those plans are progressing, Management concludes that the plans are probable of being implemented and probable that they alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. Our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups. The cash flow estimates used in this review are consistent with budgetary revisions performed by Management in response to COVID-19 and the developing market conditions. The realization of these forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from Management’s estimates. Our recoverability testing determined that, for certain asset groups, the sum of the estimated undiscounted future cash flows attributable to those assets was less than their carrying amount. Our Company evaluated the fair value of these assets which consisted of certain items of machinery and equipment and concluded that their fair value was less than their carrying values and recorded a $217,000 impairment loss, reducing the relevant machinery and equipment. The remaining net book value of the impaired assets was $nil.

Our Company also considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of December 31, 2020. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by Management in response to COVID-19 and the developing market conditions. The realization of these forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from Management’s estimates.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2020:

(Dollars in thousands, except share and per share data)	2020	2019	2018
Numerator:
Net income (loss) attributable to RDI common stockholders	$(65,200)	$(26,429)	$14,034
Denominator:
Weighted average shares of common stock – basic	21,749,155	22,631,754	22,991,277
Weighted average dilutive impact of stock-based awards	466,356	152,368	217,714
Weighted average shares of common stock – diluted	22,215,511	22,784,122	23,208,991
Basic earnings (loss) per share attributable to RDI common stockholders	$(3.00)	$(1.17)	$0.61
Diluted earnings (loss) per share attributable to RDI common stockholders	$(3.00)	$(1.17)	$0.60
Awards excluded from diluted earnings (loss) per share	674,676	516,010	276,681

Outstanding awards of 674,676 for the year ended December 31, 2020, and 516,010 for the year ended December 31, 2019, were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

NOTE 5 – REAL ESTATE TRANSACTIONS

Discussed below are the real estate transactions affecting the presentation in our consolidated balance sheets as of December 31, 2020 and 2019, and the profitability determination in our consolidated statements of income for the three years ended December 31, 2020:

Real Estate Landholding Held for Sale during the Reporting Period

As of December 31, 2020, we classified our landholdings at Coachella, California, and Manukau, New Zealand as held for sale. Both landholdings are part of our Real Estate operating segment.

Coachella, California

Shadow View Land and Farming LLC, a 50% non-controlling interest of which we are the Manager, owns certain non-income producing land at Coachella, California. As detailed at Note 21 – Related Parties, the Audit and Conflicts Committee of the Board of Directors is charged with overseeing our Management Shadow View Land and Farming.

In December 2020, we classified the non-income producing land at Coachella as held for sale as part of our strategy to monetize certain real estate assets in order to provide the necessary cash to support our Company during the period affected by COVID-19. This disposal unit, which consists of land and certain improvements to that land, was transferred to Land Held for Sale at its book value of $4.5 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 5, 2021 for $11.0 million. As a 50% member in Shadow View Land & Farming LLC, the Company received 50% of the sale proceeds. These actions were approved by Shadow View Land and Farming LLC and the Audit and Conflicts Committee of our Board of Directors.

Manukau, New Zealand

In December 2020, we classified our non-income producing land at Manukau, New Zealand, as held for sale as part of our strategy to monetize real estate certain assets in order provide the necessary cash to support our Company during the period affected by COVID-19. This disposal unit, which consists of land and certain improvements to that land, was transferred to Land Held for Sale at its book value of $13.4 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 4, 2021, for NZ$77.2 million, of which NZ$1.0 million was received on February 23, 2021 and the balance of funds was received on March 4, 2021.

Real Estate Asset Groups Held for Sale after the Reporting Period

After December 31, 2020, but before these financial statements were issued, we classified our Auburn Redyard and Royal George Theatre properties, and their associated asset groups, as held for sale. The anticipated sales are expected to be concluded in or around the second quarter of 2021 and are consistent with our strategy to provide the Company with adequate cash flow during the period affected by COVID-19.

Real Estate Acquisitions

Exercise of Option to Acquire Ground Lessee’s Interest in Ground Lease and Improvements Constituting the Village East Cinema

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13-year ground lease underlying and the real property assets constituent with our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It was initially agreed that the transaction would close on or about May 31, 2021.

On March 12, 2020, we amended the original agreement to (i) extend the term of the Citadel Cinemas, Inc. lease with Sutton Hill to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at SHC’s request, in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us. That put right had previously expired on December 4, 2019. We were advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right. We believe that the reinstatement and extension of this put right is immaterial to our Company, since we have in fact already exercised our option, are in fact under contract with SHC to acquire SHC’s interest in the Village East Cinema and have every intention of completing that acquisition. On March 29, 2021, we extended this closing date to January 1, 2023.

NOTE 6 – PROPERTIES AND EQUIPMENT

Operating Property, Net

Property associated with our operating activities is summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Land	$82,286	$75,663
Building and improvements	253,419	149,852
Leasehold improvements	59,054	56,912
Fixtures and equipment	201,518	186,949
Construction-in-progress	9,285	5,484
Total cost	605,562	474,860
Less: accumulated depreciation	(252,437)	(216,722)
Operating Properties, net	$353,125	$258,138

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2020 and 2019 are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Building and improvements
Gross balance	$153,643	$67,766
Less: Accumulated depreciation	(26,107)	(20,220)
Net Book Value	$127,536	$47,546

Depreciation expense for operating property was $21.5 million, $22.0 million, and $19.5 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Land	$5,936	$24,446
Building	—	1,900
Construction-in-progress (including capitalized interest)	5,634	87,678
Investment and development property, net	$11,570	$114,024

For the year ended December 31, 2020 and 2019, we capitalized interest charges of $2.4 million and $6.2 million pertaining to our on-going development projects.

NOTE 7 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. The table below summarizes our active investment holdings in two unconsolidated joint ventures:

		December 31,
(Dollars in thousands)	Interest	2020	2019
Mt. Gravatt	33.3%	$3,960	$3,894
Rialto Cinemas	50.0%	1,065	1,175
Total Joint Ventures		$5,025	$5,069

Our recorded share of equity earnings (losses) from our investments in unconsolidated joint ventures are as follows:

(Dollars in thousands)	2020	2019	2018
Mt. Gravatt	$(249)	$674	$690
Rialto Cinemas	(200)	118	284
Total equity earnings	$(449)	$792	$974

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a sixteen-screen multiplex cinema in Australia.

Rialto Cinemas

We own an undivided 50.0% interest in the assets and liabilities of the Rialto Entertainment joint venture that owns and operates two (2) movie theaters, with 13 screens in New Zealand.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2019	$14,221	$5,224	$19,445
Change in goodwill due to purchase of business	7,126	—	7,126
Foreign currency translation adjustment	(123)	—	(123)
Balance at December 31, 2019	$21,224	$5,224	$26,448
Change in goodwill due to completion of prior period purchase price accounting	120	—	120
Foreign currency translation adjustment	1,548	—	1,548
Balance at December 31, 2020	$22,892	$5,224	$28,116

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2020. The assessment results, as described at Note 3 – Impact of COVID-19 Pandemic and Liquidity, indicated that there is no impairment to our goodwill as of December 31, 2020.

The tables below summarize intangible assets other than goodwill:

	December 31, 2020
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,451	$9,058	$4,764	$26,273
Less: accumulated amortization	(10,375)	(7,377)	(4,533)	(22,285)
Less: impairment charges	—	—	(17)	(17)
Net intangible assets other than goodwill	$2,076	$1,681	$214	$3,971

	December 31, 2019
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$15,048	$7,258	$3,145	$25,451
Less: accumulated amortization	(14,496)	(5,449)	(1,186)	(21,131)
Net intangible assets other than goodwill	$552	$1,809	$1,959	$4,320

Beneficial leases obtained from business combinations relating to our arrangements as lessee were amortized over the life of the lease up to 30 years until January 1, 2019. Under ASC 842 they are now incorporated into the relevant right-of-use asset. The remaining balance of beneficial leases relates to our operations as lessor. Trade names are amortized using an accelerated amortization method over an estimated useful life of 30 years, and other intangible assets over their estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $490,000 and $490,000 as of December 31, 2020 and 2019).

For the years ended December 31, 2020, 2019, and 2018, our amortization expense was $0.9 million, $0.7 million, and $1.9 million, respectively.

As of December 31, 2020, the estimated amortization expense for our amortizable intangibles, in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2021	$990
2022	902
2023	313
2024	224
2025	144
Thereafter	908
Total future amortization expense	$3,481

NOTE 9 – PREPAID AND OTHER ASSETS

Prepaid and other assets are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Prepaid and other current assets
Prepaid expenses	$1,946	$2,163
Prepaid taxes	455	912
Income taxes receivable	5,572	1,669
Prepaid rent	162	1,093
Deposits	245	214
Restricted cash	8	7
Investments in marketable securities	26	47
Total prepaid and other current assets	$8,414	$6,105
Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	6,050	4,689
Long-term deposits	8	7
Total non-current assets	$8,030	$6,668

NOTE 10 - INCOME TAXES

Income before income taxes includes the following:

(Dollars in thousands)	2020	2019	2018
United States	$(56,709)	$(11,539)	$(3,493)
Foreign	(13,666)	13,081	19,983
Income (loss) before income taxes and equity earnings of unconsolidated joint ventures	$(70,375)	$1,542	$16,490
Equity earnings of unconsolidated joint ventures:
United States	—	—	—
Foreign	(449)	792	974
Income (loss) before income taxes	$(70,824)	$2,334	$17,464

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2020	2019	2018
Current income tax expense (benefit)
Federal	$349	$239	$297
State	424	391	382
Foreign	(2,233)	5,648	6,158
Total	(1,460)	6,278	6,837
Deferred income tax expense (benefit)
Federal	(3,263)	17,277	(3,991)
State	(5)	6,204	22
Foreign	(239)	(922)	430
Total	(3,507)	22,559	(3,539)
Total income tax expense (benefit)	$(4,967)	$28,837	$3,298

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Deferred Tax Assets:
Net operating loss carry-forwards	$21,498	$9,398
Alternative minimum tax credit carry-forwards	—	661
Foreign Tax Credit	3,743	3,114
Compensation and employee benefits	3,255	3,731
Deferred revenue	2,552	2,912
Accrued expenses	9,691	4,385
Accrued taxes	2,313	2,193
Lease obligations	64,859	68,320
Land and property	4,842	7,886
Total Deferred Tax Assets	112,753	102,600
Deferred Tax Liabilities:
Lease liabilities	(60,886)	(64,551)
Intangibles	(429)	(352)
Other	(1,020)	(307)
Total Deferred Tax Liabilities	(62,335)	(65,210)
Net deferred tax assets before valuation allowance	50,418	37,390
Valuation allowance	(47,056)	(33,946)
Net deferred tax asset	$3,362	$3,444

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2020, based on all available evidence, we believe the U.S. and state deferred tax assets as well as New Zealand loss carry-forwards do not support a conclusion of being more-likely-than-not to be realized. Accordingly, we recorded an increase to valuation allowance of $13.1 million. We reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded.

As of December 31, 2020, we had the following carry-forwards:

•approximately $45.6 million in Federal loss carry-forwards with no expiration date;

•approximately $19.7 million in California loss carry-forwards expiring in 2040;

•approximately $17.0 million in Hawaii loss carry-forwards expiring in 2040;

•approximately $1.9 million in New Jersey state loss carry-forwards expiring in 2040;

•approximately $48.8 million in New York state loss carry-forwards substantially expiring in 2034;

•approximately $48.7 million in New York city loss carry-forwards substantially expiring in 2034; and,

•approximately $13.4 million in available New Zealand loss carry-forwards with no expiration date.

We expect no substantial limitations on the future use of U.S. or foreign loss carry-forwards.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2020	2019	2018
Expected tax provision	$(14,873)	$490	$3,668
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	(1,159)	1,269	1,874
Change in valuation allowance	11,424	19,950	(451)
State and local tax provision	418	6,595	378
Tax rate change	(1,397)	—	—
Prior year adjustment	877	85	40
Unrecognized tax benefits	246	257	438
Impact of Tax Act	—	—	(2,265)
GILTI	—	103	193
Foreign Tax Credit	—	(81)	(846)
Other	(503)	169	269
Total income tax expense (benefit)	$(4,967)	$28,837	$3,298

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

The undistributed earnings of the Company's Australian subsidiaries are not indefinitely reinvested. Due to the enactment of the Tax Act, future repatriations of foreign earnings will generally not be subject to U.S. federal taxation but may incur minimal state taxes.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2020, 2019, and 2018:

(Dollars in thousands)	2020	2019	2018
Unrecognized tax benefits – gross beginning balance	$4,082	$4,709	$3,123
Gross increase (decrease) - prior year tax positions	(1,996)	(148)	2,304
Gross increase (decrease) - current year tax positions	—	—	—
Settlements	—	(479)	(718)
Unrecognized tax benefits – gross ending balance	$2,086	$4,082	$4,709

As of December 31, 2020 and 2019, if recognized, $2.1 million and $4.1 million respectively, of the unrecognized tax benefits would impact the Company’s effective tax rate.

During the year ended December 31, 2020, we recorded an increase to tax interest of $0.7 million, resulting in a total $10.9 million in interest. During the year ended December 31, 2019, we recorded an increase to tax interest of $0.7 million, resulting in a total $10.2 million in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2020, revaluation of current uncertain tax positions, and expiring statutes of limitations.

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

As of December 31, 2020, federal income tax returns for 2017 and after are open for examination. California worldwide unitary income tax returns for 2016 and after are open for examination. Income tax returns filed in Puerto Rico for calendar year 2016 and 2017 are open for examination. Australia income tax returns for calendar years 2016 and after are open for examination. Generally, New Zealand returns for calendar years 2015 and after remain open for examination.

NOTE 11 – BORROWINGS

The Company’s borrowings at December 31, 2020 and 2019, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2020
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,505	4.27%	4.27%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	51,200	50,990	4.00%	4.00%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	5,000	5,000	3.15%	3.15%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	24,625	24,625	24,248	4.25%	4.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,914	2.20%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,186	9,186	9,095	4.64% / 4.44%	4.64%
Union Square Construction Financing (USA)	March 31, 2021	50,000	40,623	40,620	17.50%	17.50%
Purchase Money Promissory Note	September 18, 2024	2,883	2,883	2,883	5.00%	5.00%
Denominated in foreign currency ("FC")(3)
NAB Corporate Term Loan (AU)	December 31, 2023	94,821	92,508	92,307	1.81%	1.81%
Westpac Bank Corporate (NZ)	December 31, 2023	23,021	23,021	23,021	2.95%	2.95%
Total		$300,449	$284,959	$282,583

(1)Net of deferred financing costs amounting to $2.4 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2020.

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

(3)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollar based on exchange rates as of December 31, 2019.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

(Dollars in thousands)	December 31,
Balance Sheet Caption	2020	2019
Debt - current portion	$41,459	$36,736
Debt - long-term portion	213,779	140,602
Subordinated debt - current portion	840	644
Subordinated debt - long-term portion	26,505	29,030
Total borrowings	$282,583	$207,012

Impact of COVID-19

To address the impact of COVID-19 on our business, we sought and obtained certain modifications to our loan agreements with the Bank of America, National Australia Bank, and Westpac. These loan modifications included changes to some of the covenant compliance terms and waivers of certain covenant testing periods. As of December 31, 2020, we are currently in compliance with our loan covenants as so modified. To date it has not been necessary for us to seek modifications or waivers with respect to our other loan agreements, as we continue to be in compliance with the terms of such loan agreements without the need for any such modifications or waivers.

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

44 Union Square Construction Financing

On December 29, 2016, we closed our new construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The combined facilities consist of $50.0 million in aggregate loans (comprised of three loan tranches) from BankOZK (formerly Bank of the Ozarks), and a $7.5 million mezzanine loan from Tammany Mezz Investor, LLC, an affiliate of Fisher Brothers. As of December 31, 2016, BankOZK advanced $8.0 million to repay the existing $8.0 million loan with East West Bank. On August 8, 2019, we repaid in full the $7.5 million mezzanine loan from Tammany Mezz Investor, LLC. On January 24, 2020, we exercised the first of our two one year extension options on the BankOZK loan, taking the maturity to December 29, 2020. On December 29, 2020, we further extended the maturity of this loan to March 31, 2021, at an interest rate of 17.5% and on March 26, 2021, we repaid this loan in full.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten year $8.4 million mortgage loan on our new Los Angeles Corporate Headquarters at a fixed annual interest rate of 4.64%. This loan provided for a second loan upon completion of certain improvements. On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Cinemas 1,2,3 Term Loan and Line of Credit

On August 31, 2016, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $15.0 million Santander Bank term loan with a new lender, Valley National Bank. This new $20.0 million loan is collateralized by our Cinema 1,2,3 property and bears an interest rate of 3.25% per annum, with principal installments and accruing interest paid monthly. The loan had an option to extend the maturity date for a period of 12 months to March 1, 2021. On March 13, 2020, we refinanced this loan with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022 with two six month options to extend.

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

During the first quarter of 2009, we took advantage of the then current market illiquidity for securities such as our TPS to repurchase $22.9 million in face value of those securities through an exchange of $11.5 million worth of marketable securities purchased during the period for the express purpose of executing this exchange transaction with the third-party holder of these TPS. During the twelve months ended 2009, we amortized $106,000 of discount to interest income associated with the holding of these securities prior to their extinguishment. On April 30, 2009, we extinguished $22.9 million of these TPS, which resulted in a gain on retirement of subordinated debt (TPS) of $10.7 million net of loss on the associated write-off of deferred loan costs of $749,000 and a reduction in our Investment in Reading International Trust I from $1.5 million to $838,000.

During the three years ended December 31, 2020, we paid $1.6 million in 2018, $1.8 million in 2019 and $1.4 million in 2020 in preferred dividends to unrelated investors that are included in interest expense. At December 31, 2020 and 2019, we had preferred dividends payable of $195,000 and $272,000, respectively. Interest payments for this loan are required every three months.

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

On August 6, 2020, we modified certain covenants within this Revolving Corporate Markets Loan Facility. These modifications apply until the quarter ended September 30, 2021. In addition, for the period in which these covenant modifications apply, the interest rate on amounts borrowed under the facility is 1.75%. Such a modification was not considered to be substantial under U.S. GAAP.

On December 29, 2020, to fund the completion of our recently opened cinema in Jindalee, Queensland, we increased the core portion of our Revolving Corporate Markets Loan Facility by AU$3.0 million, and is repayable in installments by October 31, 2023. This amendment increases the Facility Limit to AU$123.0 million, which will be reduced back to AU $120.0 million as the Jindalee funding is repaid. We further modified certain covenants within this Revolving Corporate Markets Loan Facility with NAB.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65% respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. At the request of Westpac, we have deposited $10.6 million (NZ$16.0 million) in a term deposit with Westpac, as we have no current operating need for such funds in New Zealand. On September 15, 2020, Westpac waived the requirement to test certain covenants as of September 30, 2020. On December 8, 2020, Westpac waived the requirement to test certain covenants as of December 31, 2020.

Aggregate amount of future principal debt payments

As of December 31, 2020, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2021	$42,307
2022	25,020
2023	180,759
2024	881
2025	287
Thereafter	35,705
Total future principal debt payments	$284,959

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represent a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

NOTE 12 – PENSION AND OTHER LIABILITIES

Other liabilities including pension are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Current liabilities
Liability for demolition and remediation costs	$2,928	$2,745
Accrued pension(2)	684	684
Security deposit payable	132	114
Finance lease liabilities	49	93
Other	33	17
Other current liabilities	$3,826	$3,653
Other liabilities
Accrued pension(3)	4,048	4,469
Lease make-good provision	7,408	6,667
Deferred rent liability	2,897	—
Environmental reserve	1,656	1,656
Lease liability(1)	5,900	5,900
Acquired leases	31	37
Finance lease liabilities	69	116
Other	8	9
Other non-current liabilities	$22,017	$18,854

(1)Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema. See below for more information.

(2)Represents the pension liability associated with the Supplemental Executive Retirement Plan explained below.

Lease Liability – Village East Purchase Option

Our Village East lease included a call option pursuant to which we may purchase the cinema ground lease for $5.9 million at the end of the lease term in June 2020. Additionally, our lease has a put option pursuant to which SHC may require our Company to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019. Because our late Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control. As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $0.0 million presented under other liabilities which accreted up to the $5.9 million liability through July 1, 2013 (see Note 21 – Related Parties). On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13-year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million, being the lease liability of $5.9 million presented under other liabilities. It was initially agreed that the transaction would close on or about May 31, 2021.

On March 12, 2020, we amended the original agreement to (i) extend the term of the Citadel Cinemas, Inc. lease with Sutton Hill to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at SHC’s request, in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us. That put right had previously expired on December 4, 2019. We were advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right. We believe that the reinstatement and extension of this put right is immaterial to our Company, since we have in fact already exercised our option, are in fact under contract with SHC to acquire SHC’s interest in the Village East Cinema and have every intention of completing that acquisition. On March 29, 2021, we extended this closing date to January 1, 2023.

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

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $4.7 million and $5.2 million as of December 31, 2020 and 2019, respectively. The benefits of our pension plans are fully vested and therefore no service costs were recognized 2020 and 2019. Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Benefit obligation at January 1	$5,153	$5,354
Service cost
Interest cost	262	482
Payments made	(683)	(683)
Benefit obligation at December 31	$4,732	$5,153
Unfunded status at December 31	$(4,732)	$(5,153)

Amounts recognized in the balance sheet consists of:

	December 31,
(Dollars in thousands)	2020	2019
Current liabilities	$684	$684
Other liabilities - Non current	4,048	4,469
Total pension liability	$4,732	$5,153

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Net periodic benefit cost
Interest cost	$262	$483
Amortization of prior service costs	—	—
Amortization of net actuarial gain	152	151
Net periodic benefit cost	$414	$634
Items recognized in other comprehensive income
Net loss	$—	$—
Amortization of net aloss	(152)	(151)
Total recognized in other comprehensive income	$(152)	$(151)
Total recognized in net periodic benefit cost and other comprehensive income	$262	$483

Items not yet recognized as a component of net periodic pension cost consist of the following:

	December 31,
(Dollars in thousands)	2020	2019
Unamortized actuarial loss	$2,135	$2,287
Accumulated other comprehensive income	$2,135	$2,287

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2020:

(Dollars in thousands)	Estimated Future Pension Payments
2021	$684
2022	684
2023	684
2024	684
2025	684
Thereafter	1,312
Total pension payments	$4,732

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

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2020	As of and for the year ended December 31, 2019
Lease make-good provision, at January 1	$6,667	$5,614
Liabilities incurred during the year	62	902
Liabilities settled during the year	—	(206)
Accretion expense	291	352
Effect of changes in foreign currency	388	5
Lease make-good provision, at December 31	$7,408	$6,667

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Insofar as our Company is aware, there are no claims, arbitration proceedings, or litigation proceedings that constitute material contingent liabilities of our Company. Such matters require significant judgments based on the facts known to us. These judgments are inherently uncertain and can change significantly when additional facts become known. We provide accruals for matters that have probable likelihood of occurrence and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds are received by us. However, we typically make no accruals for potential costs of defense, as such amounts are inherently uncertain and dependent upon the scope, extent and aggressiveness of the activities of the applicable plaintiff.

Discussed below are certain litigation matters which, however, have been significant to our Company.

Litigation Matters

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims, including legal costs.

•Where we are the plaintiffs, we accrue legal fees as incurred on an on-going basis and make no provision for any potential settlement amounts until received. In Australia, the prevailing party is usually entitled to recover its attorneys’ fees, which recoveries typically work out to be approximately 60% of the amounts actually spent where first-class legal counsel is engaged at customary rates. Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys’ fees in the event we are determined not to be the prevailing party.

•Where we are the defendants, we accrue for probable damages that insurance may not cover as they become known and can be reasonably estimated, as permitted under ASC 450-20 Loss Contingencies. In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity. It is possible, however, that future results of the operations for any particular quarterly or annual period could be materially affected by the ultimate outcome of the legal proceedings. From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters.

Environmental and Asbestos Claims on Reading Legacy Operations

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing. Also, certain of these subsidiaries appear in the chain-of-title of properties that may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time to time environmental conditions at properties that we have acquired for development and which will need to be addressed in the future as part of the development process. These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

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

Cotter Jr. Related Litigation Matters

The following table provides a list of legal matters and their current status relating to the derivative action brought against the Company and our directors by James J. Cotter, Jr. (“Cotter, Jr.”) and to Cotter, Jr.’s efforts to cause a change of control of the Company.

Description	Plaintiff	Filed with	Current Status

•  Cotter, Jr. Derivative Litigation against all Director: James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No,: A-15-719860-V

	Cotter, Jr.	Nevada District Court

On October 1, 2020, the Nevada Supreme Court determined that the District Court had erred when it denied the defendants’ motions to dismiss the case for lack of standing on the part of Cotter, Jr., to bring such an action, vacated the District Court’s orders denying the motions to dismiss and remanded for entry of judgment. The Supreme Court sustained the District Court’s award to our Company of costs in the amount of $809,000 and having received such amount, Reading authorized the District Court to enter satisfaction of judgment on January 6, 2021. This matter is now at an end.

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

The California Superior Court has ruled that Cotter, Jr., is not a trustee of either the James J. Cotter Living Trust (the “Cotter Living Trust”) or of the voting trust established under the Cotter Living Trust (the “Cotter Voting Trust”) to eventually hold the Class B Voting Common Stock beneficially owned by Mr. Cotter, Sr., at the time of his passing. The California Superior Court further determined that Ellen Cotter and Margaret Cotter are the sole trustees of the Cotter Living Trust and that Margaret Cotter is the sole trustee of the Cotter Voting Trust. Accordingly, Cotter, Jr., has neither dispositive power nor voting power over any of the Class B Voting Common Stock currently held by the Cotter Estate or the Cotter Living Trust, or which it is anticipated will be held by the Cotter Voting Trust. The time to appeal that ruling has now lapsed.

The California Superior Court has also determined that the amendment to the Cotter Living Trust championed by Mr. Cotter, Jr., was not effective as Mr. Cotter, Sr. was not competent at the time it was purportedly executed and as it was procured by undue influence (the “Living Trust Ruling”).

At December 31, 2020, the Cotter Estate held 427,808 shares of Class B Voting Stock, representing 25.5% of the voting power of such class. The Cotter Living Trust held 696,080 shares of Class B Voting Stock at such date, representing 41.4% of the voting power of such class. It is anticipated that, when funded, the Cotter Voting Trust will own 1,123,888 shares of Class B Voting Stock, representing 66.9% of the voting power of such class (the “Cotter Voting Stock”).

• Cotter Trust Litigation: Motions re sale of: In re James J. Cotter Living Trust dated August 1, 2000 (Case No. BP159755)	Cotter, Jr. and Guardian Ad Litem	California Superior Court

In response to the ex parte petition of Cotter, Jr. filed on March 23, 2016, the California Superior Court on March 23, 2018 directed that an unnamed temporary trustee ad litem be appointed to solicit offers to purchase the Cotter Voting Stock. On appellate review, the California Court of Appeal reversed the California Superior Court, determined that Cotter, Jr. did not have standing to purse that ex parte motion.

However, issues as to the ongoing control of our Company are still uncertain.

The Superior Court, at the request of Mr. Cotter, Jr., appointed a guardian ad litem (the “GAL”) to represent the interests of the beneficiaries of the Cotter Voting Trust. The GAL has motions pending (i) to divide the Cotter Voting Trust into separate trusts, one for the benefit of Margaret Cotter’s children and one for the benefit of James J. Cotter, Jr.’s children, (ii) in order to achieve diversification of the assets of these trusts, to sell the Class B stock eventually to be held by the Cotter Voting Trust, and (iii) to immediately retain a valuation expert to advise him as to value of the Class B Voting Stock to be eventually held by the Cotter Voting Trust. A motion brought by Margaret Cotter and Ellen Cotter, as Co-Trustees of the Cotter Living Trust, to disqualify the GAL on the basis that he cannot simultaneously represent the interests of Margaret Cotter and James J. Cotter’s, Jr’s, children as the interests of those children differ, was denied by the California Superior Court and that order is currently subject to appeal. Ellen Cotter and Margaret Cotter, as Co-Trustees of the Cotter Living Trust, have advised that they believe that it was the intention of their father that the Class B Voting Stock be held in the Cotter Voting Trust as long as possible and that they intend to oppose any splitting of the Cotter Voting Trust and/or sale of the Class B Voting Stock eventually to be held by the Cotter Voting Trust.

James J. Cotter, Jr., has a pending motion to remove Ellen Cotter and Margaret Cotter as trustees of the Cotter Living Trust (a motion for which no discovery schedule, briefing schedule or hearing date has been set). Also, James J. Cotter, Jr., has historically supported the above described motion brought by the GAL to divide up the Cotter Voting Trust and sell the Class B Voting Stock to be held by the Cotter Voting Trust. The status of these motions is uncertain, as James J. Cotter, Jr., passed away on March 10, 2021.

As a consequence of the Superior Court’s Living Trust Ruling, Ellen Cotter and Margaret Cotter, as Co-Trustees of the Cotter Living Trust, have brought a motion to enforce the no-contest clause of the Cotter Living Trust, which if successful would remove Mr. Cotter, Jr., and his descendants as beneficiaries of the Cotter Living Trust, and moot the GAL’s motion to divide up the Cotter Voting Trust and to sell the Class B Voting Stock to be held in the Cotter Voting Trust. It would also moot Mr. Cotter, Jr.’s motions (to the extent that they survive his passing), as he would be neither a trustee nor a beneficiary of the Cotter Living Trust.

Mr. Cotter, Jr. has opposed the Co-Trustees motion to enforce the no-contest clause and brought an Anti-SLAPP claim against the Co-Trustees. That Anti-SLAPP claim was dismissed by the California Superior Court, which dismissal is now on appeal.

California Employment Litigation

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

Our Company is investigating and intends to vigorously defend the allegations of the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint. In addition, we have denied that a PAGA representative action is appropriate. These matters are in their early stages, and the putative class actions have not been certified. As these cases are in early stages, our Company is unable to predict the outcome of the litigation or the range of potential loss, if any; however, our Company believes that its potential liability with respect to such matters is not material to its overall financial position, results of operations and cash flows. Accordingly, our Company has not established a reserve for loss in connection with these matters. The Wagner Individual Complaint has been settled. As this matter was coved by insurance, the Company’s liability was limited to its deductible of $150,000.

NOTE 14 – NON-CONTROLLING INTERESTS

As of December 31, 2020, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

•Australia Country Cinemas Pty Ltd. – 25% non-controlling interest owned by Panorama Group International Pty.;

•Shadow View Land and Farming, LLC – 50% non-controlling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) or the James J. Cotter Sr. Living Trust (the “Cotter Trust”); and,

•Sutton Hill Properties, LLC – 25% non-controlling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate and/or the Cotter Trust).

The components of non-controlling interest are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Australian Country Cinemas, Pty Ltd	$(51)	$119
Shadow View Land and Farming, LLC	2,131	2,145
Sutton Hill Properties, LLC	1,324	2,003
Non-controlling interests in consolidated subsidiaries	$3,404	$4,267

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2020	2019	2018
Australian Country Cinemas, Pty Ltd	$(158)	$117	$157
Shadow View Land and Farming, LLC	(69)	(99)	(56)
Sutton Hill Properties, LLC	(430)	(92)	31
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$(657)	$(74)	$132

Shadow View Land and Farming, LLC

Our Coachella Valley land is held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust now owns a 50% interest. We are the managing member of Shadow View Land and Farming, LLC. We consolidate the Cotter Estate’s and/or the Cotter Trust’s interest in the property and its expenses with that of our interest and show their interest as a non-controlling interest. The property has been sold subsequent to December 31, 2020 as discussed above.

NOTE 15 – SHARE-BASED CO MPENSATION AND SHARE REPURCHASE PLANS

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan (as amended, the “2010 Plan”) under which our Company has granted stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants has expired. In total, 1,663,731 shares of Class A Common Stock were issued or reserved for issuance pursuant to the previously granted options or restricted stock units under that plan.

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at December 31, 2020 was 1,250,000, of which 1,096,394 remain available for future issuance, and 200,000 shares of Class B stock. In addition, if any awards that were outstanding under the 2010 Plan as of November 3, 2020 are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in an increase in the number of shares available for issuance under the 2020 Plan (up to an additional 1,024,902 shares of Class A Stock).

Stock options are granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date. In contrast to a stock option where the grantee buys our Company’s share at an exercise price determined on grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan, typically between one and four years from grant. At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

The weighted average assumptions used in the option-valuation model for the years 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Stock option exercise price	$4.66	$16.12	$16.40
Risk-free interest rate	0.25%	2.42%	2.56%
Expected dividend yield	—	—	—
Expected option life in years	3.75	3.75	3.75
Expected volatility	51.83%	23.32%	24.99%
Weighted average fair value	$1.80	$3.50	$3.80

We recorded stock-based compensation expense of $460,000, $458,000, and $425,000 for 2020, 2019, and 2018, respectively. At December 31, 2020, the total unrecognized estimated compensation cost related to non-vested stock options was $650,000 which is expected to be recognized over a weighted average vesting period of 1.44 years. No cash was received from option exercises in 2020. Cash consideration received from option exercises during 2019 and 2018 totaled $906,000 and $361,000 respectively.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2020:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2018	524,589	—	$12.50	$—	3.15	$3,054,325
Granted	126,840	—	16.40	—
Exercised	(60,000)	—	6.02	—		610,249
Expired	(4,960)	—	12.08	—
Outstanding - December 31, 2018	586,469	—	$14.01	$—	2.88	$1,530,528
Granted	219,408	—	16.12	—
Exercised	(69,500)	—	13.42	—		185,175
Expired	(25,000)	—	13.42	—
Outstanding - December 31, 2019	711,377	—	$14.74	$—	2.79	$136,350
Granted	38,803	—	4.66	—
Exercised	—	—	—	—		—
Expired	(36,701)	—	14.74	—
Outstanding - December 31, 2020	713,479	—	$14.64	$—	2.18	$13,969

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2020, 2019 and 2018:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2020	418,435	—	$13.87	$—	1.64	$—
December 31, 2019	273,866	—	12.59	—	1.87	136,350
December 31, 2018	231,124	—	12.38	—	2.28	1,306,643
Unvested
December 31, 2020	295,044	—	$15.77	$—	2.47	$13,969
December 31, 2019	437,511	—	15.78	—	3.36	—
December 31, 2018	355,345	—	15.07	—	3.27	223,885

Restricted Stock Units

RSU awards to Management vest 25% on the anniversary of the grant date over a period of four years. Beginning this year, a performance component has been added to certain of the RSUs granted to Management. On March 10, 2020, RSUs covering 287,163 shares were issued to members of executive Management and other employees of our Company. Between December 14, 2020 and December 16, 2020, RSUs covering 114,803 shares were issued to members of executive Management and other employees of our Company, all of which vest 100% on the anniversary of the grant date over a period of one year.

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis. Prior to November 7, 2018, RSU awards to non-employee directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vested on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director ended and the recipient or, as the case may be, the recipient’s successor was elected to the board of directors. Accordingly, the RSUs granted to directors on November 7, 2018 vested on May 7, 2019 annual meeting of stockholders. Due to the fact that our Company moved up our annual meeting of stockholders from November to May in 2019, the vesting period for the RSUs issued on November 7, 2018 was shorter than anticipated. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was determined using a value of $35,000 or one half of the dollar amount of the prior year’s annual grant. The RSUs issued to non-employee directors on May 7, 2019 vested on May 6, 2020. We granted non-employee directors 60,084 RSUs on December 16, 2020.

During the years ended December 31, 2020 and December 31, 2019, we recognized compensation expense related to RSUs of $1.0 million and $1.0 million respectively. The total unrecognized compensation expense related to these unvested RSUs was $2.6 million as of December 31, 2020.

Below is a table that shows the restricted stock units that have been issued and vested during the years ending December 31, 2020 along with the dollar value of these awards:

	Number of RSUs				$ value of RSUs
	Granted	Vesting	Forfeited	Unvested	Granted	Vesting	Forfeited	Unvested
2016	68,153	67,372	781	—	$815,160	$805,760	$9,400	$—
2017	70,538	61,590	532	8,416	1,124,348	981,448	8,496	134,404
2018	97,600	74,292	2,102	21,206	1,581,512	1,199,232	34,240	348,040
2019	59,258	22,713	3,104	33,441	944,070	354,806	50,005	539,259
2020	401,966	—	818	401,148	1,756,002	—	5,002	1,751,000
Total	697,515	225,967	7,337	464,211	$6,221,091	$3,341,245	$107,144	$2,772,703

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

Under the stock repurchase program, as of December 31, 2020, our Company had reacquired a total of 1,792,819 shares of Class A Non-Voting Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). 75,157 shares of Class A Non-Voting Common Stock were purchased during the quarter ended March 31, 2020 at an average price of $8.92 per share. No shares have been repurchased since. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30. This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 2, 2022.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items(1)	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs(2)	Hedge Accounting Reserve(3)	Total
Balance at January 1, 2020	$8,118	$10	$(2,287)	$(252)	$5,589

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(267)	(267)
Amounts reclassified from accumulated other comprehensive income	—	—	—	202	202
Net change related to derivatives	—	—	—	(65)	(65)

Net current-period other comprehensive income	6,848	(22)	152	(65)	6,913
Balance at December 31, 2020	$14,966	$(12)	$(2,135)	$(317)	$12,502

(1)Net of income tax benefit of $34,000.

(2)Net of income tax expense of $55,000.

(3)Net of income tax benefit of $23,000

NOTE 17 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If quoted prices in an active market are available, fair value is determined by reference to these prices. If quoted prices are not available, fair value is determined by valuation models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, and credit curves. Additionally, we may reference prices for similar instruments, quoted prices or recent transactions in less active markets. We use prices and inputs that are current as of the measurement date. Assets and liabilities that are carried at fair value (either recurring or non-recurring basis) are classified and disclosed in one of the following categories:

•Level 1: Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. This consist primarily of investments in marketable securities which are our investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of December 31, 2020 and 2019, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

•Level 3: Unobservable inputs that are supported by little or no market activity may require significant judgment in order to determine the fair value of the assets and liabilities. This category includes:

i.Debt – includes secured and unsecured notes payable, trust preferred securities and other debt instruments. The borrowings are valued based on discounted cash flow models that incorporate appropriate market discount rates. We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit rate, debt maturity, types of borrowings, and the loan-to-value ratios of the debt.

ii.Goodwill, Other Intangibles and Other Long-lived Assets – refer to the “Impairment of Long-Lived Assets” section in Note 2 – Summary of Significant Accounting Policies for a description of valuation methodology used for fair value measurements of goodwill, intangible assets and long-lived assets. Given this category represents several lines in our Consolidated Balance Sheet and since the recorded values agree to fair values, we did not include this in the subsequent tables presented.

Also, our Level 1 financial instruments include cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying values of these financial instruments approximate the fair values due to their short maturities. There have been no changes in the methodologies used at December 31, 2020 and 2019. Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the three years ended December 31, 2020.

Recurring Fair Value Measurements

As of December 31, 2020 and 2019, we do not have material financial assets carried and measured at fair value on a recurring basis. As of December 31, 2020 and 2019, we had derivative financial liabilities carried and measured at fair value on a recurring basis of $430,000 and $342,000 respectively.

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$257,046	$—	$—	$258,525	$258,525
Subordinated debt	Subordinated debt - current and long-term portion	27,913	—	—	20,423	20,423
Total		$284,959	$—	$—	$278,949	$278,949

		Carrying	Fair Value Measurements at December 31, 2019
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$181,305	$—	$—	$185,295	$185,295
Subordinated debt	Subordinated debt	27,913	—	—	18,753	18,753
Total		$209,218	$—	$—	$204,048	$204,048

(1)These balances are presented gross of deferred financing costs.

NOTE 18 – HEDGE ACCOUNTING

As of December 31, 2020 and 2019, the Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	December 31,
	2020		2019
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$218	Derivative financial instruments - current portion	$109
	Derivative financial instruments - non-current portion	212	Derivative financial instruments - non-current portion	233
Total derivatives designated as hedging instruments		$430		$342
Total derivatives		$430		$342

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In 2020 and 2019, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2020	2019
Interest rate contracts	Interest expense, net	$202	$68
Total		$202	$68

	Loss Recognized in OCI on Derivatives (Effective Portion)		Loss Reclassified from OCI into Income (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	Amount		Line Item	Amount		Line Item	Amount
	2020	2019		2020	2019		2020	2019
Interest rate contracts	$267	$182	Interest expense, net	$202	$68	Interest expense, net	$—	$—
Total	$267	$182		$202	$68		$—	$—

In 2021, the Company expects to release $241,000 to earnings.

NOTE 19 – LEASES

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

In leases where we are the lessee, we recognize a right of use asset and lease liability at lease commencement, which is measured by discounting lease payments using an incremental borrowing rate applicable to the relevant country and term of the lease as the discount rate. Subsequent amortization of the right of use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the term of the lease. Lease term includes option periods where we determine that we are reasonably certain to be exercising those options. A finance lease right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or the lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. Property taxes and other non-lease costs are accounted for on an accrual basis.

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

The components of lease expense are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$93	$165
Interest on lease liabilities	8	13
Operating lease cost	33,462	31,675
Variable lease cost	(4,445)	1,489
Total lease cost	$29,118	$33,342

Supplemental cash flow information related to leases is as follows:

	December 31,
(Dollars in thousands)	2020	2019
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$105	$174
Operating cash flows for operating leases	14,060	31,220
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	$(2,054)	$18,091

Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in thousands)	2020	2019
Operating leases
Operating lease right-of-use assets	$220,503	$229,879
Operating lease liabilities - current portion	22,699	20,379
Operating lease liabilities - non-current portion	212,806	223,164
Total operating lease liabilities	$235,505	$243,543
Finance leases
Property plant and equipment, gross	$383	$370
Accumulated depreciation	(271)	(165)
Property plant and equipment, net	$112	$205
Other current liabilities	49	93
Other long-term liabilities	69	116
Total finance lease liabilities	$118	$209

Other information
Weighted-average remaining lease term - finance leases	3	3
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.27%	5.13%
Weighted-average discount rate - operating leases	4.71%	4.86%

The Maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2021	$33,328	$54
2022	33,388	43
2023	32,579	29
2024	30,692	—
2025	28,521	—
Thereafter	144,402	—
Total lease payments	$302,910	$126
Less imputed interest	(67,405)	(8)
Total	$235,505	$118

As of December 31, 2020, we have additional operating leases, primarily for cinemas, that have not yet commenced of approximately $24.9 million. It is anticipated that these operating leases will commence between fiscal year 2021 and fiscal year 2022 with lease terms of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	December 31,
(Dollars in thousands)	2020	2019
Components of lease income
Lease payments	$9,432	$9,074
Variable lease payments	(131)	1,087
Total lease income	$9,301	$10,161

The book value of underlying assets under operating leases from owned assets was as follows:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Building and improvements
Gross balance	$153,643	$67,766
Accumulated depreciation	(26,107)	(20,220)
Net Book Value	$127,536	$47,546

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2021	$9,384
2022	8,518
2023	7,670
2024	6,677
2025	5,381
Thereafter	6,158
Total	$43,788

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

Our final purchase price allocation is as follows:

(Dollars in thousands)	Preliminary Purchase Price Allocation(1)	Measurement Period Adjustments	Final Purchase Price Allocation(1)
Tangible Assets
Operating property:
Fixtures and equipment	$481	$(119)	$362
Deferred tax	5	—	5
Current assets:
Inventory	333	—	333

Intangible Assets
Brand name	—	250	250
Liquor license		1	1
Goodwill	5,617	(132)	5,485
Total assets acquired	6,436	—	6,436

Liabilities
Employee liabilities	(20)	—	(20)
Deferred revenue balances	(236)	—	(236)
Total liabilities acquired	(256)	—	(256)

Net assets acquired	$6,180	$—	$6,180

(1)The balances were translated into U.S. Dollars based on the applicable exchange rate as of the date of acquisition, December 3, 2019.

NOTE 21 – RELATED PARTIES

The following table identifies our related parties as of December 31, 2020, in accordance with ASC 850, Related Party Transactions:

Categories	Related Parties	Discussion Notes
• Principal Owners and immediate families	• Cotter Family’s Estate and Living Trust (controlling family) • Mark Cuban (above 10% voting ownership)	The Cotter Family is involved in certain litigation matters. Refer to Note 13 – Commitments and Contingencies for further details.
• Key Executive Officers and immediate families	• Ellen M. Cotter • Margaret Cotter • Gilbert Avanes • Andrzej J. Matyczynski • S Craig Tompkins • Robert F. Smerling • Mark Douglas

•President and Chief Executive Officer

•EVP Real Estate Development and Management (NY)

•EVP Chief Financial Officer and Treasurer

•EVP Global Operations

•EVP General Counsel

•President – U.S. Cinemas

•Managing Director, Australia and New Zealand

• Investments in Joint Ventures accounted for under equity method	• Rialto Cinemas • Mt. Gravatt	Refer to Note 7 – Investment in Joint Ventures
• Other Affiliates	• Entities under common control • All subsidiaries of RDI

Refer to Exhibit 21 of this 2020 Form 10-K filing for the complete list of subsidiaries. Refer below for further discussions on certain key transactions with related parties, including those with minority interests.

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

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1,2,3 discussed below) has been acquired. The Village East is the only cinema that remains subject to this master lease. In 2020 we were charged rent of $590,000 for this cinema by SHC, of which we paid $148,000, and deferred $442,000. We paid an annual rent of $590,000 for this cinema to SHC in 2019 and 2018. During this same period, we received management fees from the 86th Street Cinema of $0, $45,000 and $172,000 during the years ended December 31, 2020, 2019 and 2018, respectively. During the second quarter of 2019, our management agreement for the operation of the 86th Street Cinema terminated due to the expiration of the underlying lease.

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

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema by 10 years, with a new termination date of June 30, 2020. This amendment was reviewed and approved by our Audit and Conflicts Committee. The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”). The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term, which we exercised on August 28, 2019. It was initially agreed that the transaction would close on or about May 31, 2021. We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities (see Note 12 – Pension and Other Liabilities).

On March 12, 2020, we amended the original agreement to (i) extend the term of the Citadel Cinemas, Inc. lease with Sutton Hill to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at SHC’s request, in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us. That put right had previously expired on December 4, 2019. We were advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right. We believe that the reinstatement and extension of this put right is immaterial to our Company, since we have in fact already exercised our option, are in fact under contract with SHC to acquire SHC’s interest in the Village East Cinema and have every intention of completing that acquisition. On March 29, 2021, we extended this closing date to January 1, 2023.

In February 2015, we and SHP amended the management agreement dated as of June 27, 2007 relating to our management of the Cinemas 1,2,3. The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP to fund up to $750,000 (the “Renovation Funding Amount”) of renovations to Cinemas 1,2,3. In consideration of our funding of the renovations, our annual management fee was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1,2,3 over the average annual positive cash flow of the Cinemas 1,2,3 over the three year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% annual cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee (the “Improvements Fee”). Under the amended management agreement, we retained ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and had the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas 1,2,3 upon the termination of the management agreement. The amendment also provided that, during the term of the management agreement, SHP would be responsible for the cost of repair and maintenance of the renovations. In 2019 and 2018 we charged Improvements Fees of $96,000 and $425,000, respectively. This amendment was approved by SHC and by the Audit and Conflicts Committee of our Board of Directors.

On November 6, 2020, we and SHP further amended the management agreement to terminate the Investments Fee in consideration of a one time payment to us of $112,500 and the reimbursement in full of the Renovation Funding Amount, and transferred to SHC all of our ownership rights in the renovation assets. This amendment was approved by SHC and by the Audit and Conflicts Committee of our Board of Directors.

On August 31, 2016, we refinanced the debt of Cinemas 1,2,3, pursuant to a $20.0 million loan from Valley National Bank. Refer to Note 11 – Borrowings for further details on this loan transaction. The proceeds from the loan were used to retire an existing $15.0 million first mortgage loan and the above-referenced $2.9 million intercompany loan, with the remainder to be used for working capital and to cover cash flow shortfalls. Since the cash flow from the Cinemas 1,2,3 is not sufficient to service this loan, it is anticipated that the members of SHP (our Company and SHC) will ultimately need to make periodic contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP. In 2016, our Company and SHC funded capital calls of $506,000 and $169,000, respectively. No capital contributions were called or made in 2018, 2019 or 2020.

The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company. SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC’s membership interest in SHP). The refinancing transaction, including the guarantee and indemnity, were review and approved by the Audit and Conflicts Committee of our Board of Directors. The Valley National loan matured on March 1, 2020, however the loan included an option to extend the maturity date to March 1, 2021. As described in Note 11 – Borrowings, on March 13, 2020, we refinanced this loan into a new $25.0 million term loan at an interest rate of 4.25% which matures on April 1, 2022 with two six month options to extend the maturity date until April 1, 2023.

On October 1, 2020, SHP made a distribution of $1.0 million, paying $750,000 to our Company and $250,000 to SHC.

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

Shadow View Land and Farming LLC

During 2012, Mr. James J. Cotter, Sr., our then Chairman, Chief Executive Officer and controlling stockholder, contributed $2.5 million cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition. As of December 31, 2020, this property was held in Shadow View Land and Farming, LLC, in which the Cotter Estate or the Cotter Trust owns a 50% interest. Since the establishment of Shadow View Land and Farming, LLC, we have been the managing member (See Note 14 – Non-Controlling Interests). As of December 31, 2020, the property was held debt free and operating and holding costs were covered by member contributions. Since the property was purchased, he Audit and Conflicts Committee of the Board of Directors has been charged with responsibility for oversight of our management of Shadow View. As discussed at Note 5 – Real Estate Transactions, the land held by Shadow View Land and Farming LLC was classified as held for sale in December, 2020 and was subsequently sold on March 5, 2021.

NOTE 22 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

Set forth below is our unaudited quarterly financial information as previously published, and then adjusted for the sales tax prior period correction as described in Note 2 – Summary of Significant Accounting Policies (Prior period financial statement correction of immaterial errors).

	Previously published

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2020
Revenue	$49,228	$3,422	$10,191	$15,021
Net income (loss)	(5,955)	(22,887)	(19,352)	(17,663)
Net income (loss) attributable to RDI shareholders	(5,875)	(22,702)	(19,228)	(17,395)
Basic earnings (loss) per share	(0.27)	(1.04)	(0.88)	(0.80)
Diluted earnings (loss) per share	(0.27)	(1.04)	(0.88)	(0.80)
2019
Revenue	$61,551	$76,096	$70,456	$68,880
Net income (loss)	(2,097)	2,357	852	(27,458)
Net income (loss) attributable to RDI shareholders	(2,081)	2,394	902	(27,487)
Basic earnings (loss) per share	(0.09)	0.10	0.04	(0.99)
Diluted earnings (loss) per share	(0.09)	0.10	0.04	(0.99)

	Corrections

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2020
Revenue	$—	$—	$—	$—
Net income (loss)	—	—	—	—
Net income (loss) attributable to RDI shareholders	—	—	—	—
Basic earnings (loss) per share	—	—	—	—
Diluted earnings (loss) per share	—	—	—	—
2019
Revenue	$(58)	$(87)	$(70)	$—
Net income (loss)	(43)	(63)	(51)	—
Net income (loss) attributable to RDI shareholders	(43)	(63)	(51)	—
Basic earnings (loss) per share	—	—	—	—
Diluted earnings (loss) per share	—	—	—	—

	Revised

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2020
Revenue	$49,228	$3,422	$10,191	$15,021
Net income (loss)	(5,955)	(22,887)	(19,352)	(17,663)
Net income (loss) attributable to RDI shareholders	(5,875)	(22,702)	(19,228)	(17,395)
Basic earnings (loss) per share	(0.27)	(1.04)	(0.88)	(0.80)
Diluted earnings (loss) per share	(0.27)	(1.04)	(0.88)	(0.80)
2019
Revenue	$61,493	$76,009	$70,386	$68,880
Net income (loss)	(2,140)	2,294	801	(27,458)
Net income (loss) attributable to RDI shareholders	(2,124)	2,331	851	(27,487)
Basic earnings (loss) per share	(0.09)	0.10	0.04	(0.99)
Diluted earnings (loss) per share	(0.09)	0.10	0.04	(0.99)

(1)

Since previously published financial statements have been corrected, there is no impact on the fourth quarter results for 2019 or for the full year of 2020 and so no data is displayed here.

NOTE 23 – SUBSEQUENT EVENTS

On January 24, 2021 we listed for sale our Auburn/Redyard ETC, and this property has been reclassified as Held For Sale during Q1 2021.

On February 9, 2021 we listed for sale our Royal George Theatre, and this property has been reclassified as Held For Sale during Q1 2021.

On March 4, 2021 we closed on the sale of our Manukau land, achieving a sale price of NZ$77.2m (US$56.1 million).

On March 5, 2021, we sold our land holdings in Coachella, California for $11.0 million.  As a 50% member in Shadow View Land & Farming LLC, the Company received 50% of the net sale proceeds.

During the period March 1, 2021 to March 5, 2021, SHP loaned our Company the amount of $2.0 million, which was fully repaid on March 5, 2021 together with interest of $1,181 (representing an interest rate of 4.5%).

On March 26, 2021, we paid off the $40.6 million construction loan encumbering our 44 Union Square property.

On March 29, 2021, we extended the $5.9 million Village East option closing date to January 1, 2023.

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Increase	Decrease	Balance at December 31
Allowance for doubtful accounts
2020	$1,519	$386	523	$1,382
2019	$1,048	$1,526	1,055	$1,519
2018	$1,088	$658	698	$1,048
Tax valuation allowance
2020	$33,946	$13,110		$47,056
2019	$6,720	$27,226	—	$33,946
2018	$6,870	$—	150	$6,720

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

Evaluation of Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A disclosure committee consisting of the principal accounting officer, and senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15I and 15d – 15I as of the end of the period covered by this report.

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

PART III

Item 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which the company intends to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(101)The following documents are filed as a part of this report:

101.Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

2.  Financial Statements and Schedules for the years ended December 31, 2020, 2019, and 2018

Description	Page
Schedule II – Valuation and Qualifying Accounts	124

3.  Exhibits

(b)  Exhibits

See Item (a) 3. Above.

I  Financial Statement Schedule

See Item (a) 2. Above.

EXHIBITS

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
4.6+	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	N/A
10.1*	Restated 2010 Stock Incentive Plan, as of November 7, 2017	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
10.2*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Unit Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference.
10.3*	Form of Restricted Stock Unit Agreement (with Grant Notice)(Employees/Executive Officers/Contractors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.4*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.5*	Form of Stock Option Agreement (Non-Directors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.6*	2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on November 6, 2020, and incorporated herein by reference.
10.7*+	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2020 Stock Incentive Plan	N/A
10.8*+	Form of Restricted Stock Unit Agreement (with Grant Notice) (Executive Officer) under the 2020 Stock Incentive Plan	N/A
10.9*+	Form of Stock Option Agreement (Director) under the 2020 Stock Incentive Plan	N/A
10.10	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.11	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.12	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.13	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
10.14

Omnibus Amendment Agreement, dated as of October 22, 2003, between Citadel Cinemas, Inc., Sutton Hill Capital, L.L.C., Nationwide Theatres Corp., Sutton Hill Associates, and Reading International, Inc.

Filed as Exhibit 10.49 to the Company’s report on Form 10-Q for the period ended September 30, 2003, and incorporated herein by reference.

10.15

Amended and Restated Declaration of Trust, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.16	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.17	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.18	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.19	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.20	Amendment Letter dated August 6, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.21	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.22	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.23	Guarantee & Indemnity dated May 21, 2015, among certain affiliates of the Company in favor of Westpac New Zealand Limited.	Filed as Exhibit 10.3.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.24	Westpac Corporate Credit Facility Extension Letter dated December 20, 2018, among Westpac New Zealand Limited, Reading Courtenay Central Limited and certain affiliates of the Company.	Filed as Exhibit 10.3.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.25	Letter of Variation dated July 27, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.26	Letter of Variation dated September 15, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.in by reference.
10.27

Second Amended and Restated Credit Agreement dated March 6, 2020, among Consolidated Amusement Holdings, LLC, certain affiliates of the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

Filed as Exhibit 10.2.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.28

Waiver and First Amendment to Second Amended and Restated Credit Agreement dated May 15, 2020, among Consolidated Amusement Holdings, LLC, certain affiliates of the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.29	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.30	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.31	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.32	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.33	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.34	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.

10.35	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.36	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.37	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.38*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.39	OBI Termination Agreement and Release	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21+	List of Subsidiaries,	N/A
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	N/A
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
101

The following material from our Company’s Annal Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	N/A

_______________________

+ Filed or furnished herewith

* Indicates a management contract or compensatory plan or arrangement.

(1) Included is the amended and restated version of this exhibit, redlined to show the amendment adopted on November 7, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 31, 2021	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in capacities and on dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Director	March 31, 2021
Ellen M. Cotter	(Principal Executive Officer)

/s/ Gilbert Avanes	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2021
Gilbert Avanes	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 31, 2021
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	EVP Real Estate and Chairman of the Board and Director	March 31, 2021
Margaret Cotter

/s/ Guy W. Adams	Director	March 31, 2021
Guy W. Adams

/s/ Edward L. Kane	Director	March 31, 2021
Edward L Kane

/s/ Douglas J. McEachern	Director	March 31, 2021
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 31, 2021
Dr. Judy Codding

/s/ Michael Wrotniak	Director	March 31, 2021
Michael Wrotniak