Form 10-K/A
period 2020-12-31
READING INTERNATIONAL INC
filed 2021-04-30
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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
Yes ◻ No ☒

As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $75,993,611.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 16, 2021, there were 20,129,029 shares of Class A non-voting common stock, par value $0.01 per share, and 1,680,590 shares of Class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2021 (the "2020 Form 10-K"). We are filing this Form 10-K/A to include the information required by Items 10 through 14 of Part III that were not included in the 2020 Form 10-K, as we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year ended December 31, 2020, the end of the fiscal year covered by our 2020 Form 10-K.

Our board of directors has not yet set a date for the Company's Annual Meeting of Stockholders (the "Annual Meeting").

This Form 10-K/A amends and restates in their entirety the cover page, Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the 2020 Form 10-K). Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2020 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2020 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2020 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2020 Form 10-K and our other filings with the SEC.

Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act have been omitted.

Unless the context requires otherwise, all references to the "Company," "Reading," “we,” “our” or “us” means Reading International, Inc., a Nevada corporation, and its consolidated subsidiaries.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have seven Directors. The names of our Directors, together with certain information regarding them, are as follows:

Name	Age	Position
Margaret Cotter	53	Chair of the Board and Executive Vice President - Real Estate Management and Development-NYC(1)
Edward L. Kane	83	Vice Chair of the Board Directors(1)
Guy W. Adams	70	Director(5)(6)
Dr. Judy Codding	76	Director(2)(3)
Ellen M. Cotter	55	Director, Chief Executive Officer and President(1)
Douglas J. McEachern	69	Director(3)(7)
Michael Wrotniak	54	Director(2)(4)(8)

(1)Member of the Executive Committee.

(2)Member of the Audit and Conflicts Committee.

(3)Member of the Compensation and Stock Options Committee.

(4)Lead Independent Director.

(5)Lead Technology and Cyber Risk Director.

(6)Chair of the Executive Committee.

(7)Chair of the Audit and Conflicts Committee.

(8)Chair of Compensation and Stock Options Committee.

We currently have an Audit and Conflicts Committee (the "Audit Committee") and a Compensation and Stock Options Committee (the "Compensation Committee"), each composed entirely of Independent Directors. Michael Wrotniak is our Lead Independent Director. Historically, our Lead Independent Director chairs meetings of the Independent Directors (typically held as a separate part of many of our board meetings) and acts as liaison between our Chair and our Independent Directors. We also currently have a four-member Executive Committee composed of our Chair, Vice-Chair, our Lead Technology and Cyber Risk Director (Guy W. Adams), and Director Ellen Cotter. As a consequence of this structure, the concurrence of at least one non-management member of the Executive Committee is required in order for the Executive Committee to take action.

Margaret Cotter. Chair Margaret Cotter joined our Board on September 27, 2002, and currently serves as a member of our Executive Committee. She was elected Chair of our Board on December 8, 2020. Prior to this time, Chair Cotter served as the Vice-Chair of our Board from August 7, 2014 to December 7, 2020. On March 10, 2016, our Board appointed Chair Cotter as Executive Vice President-Real Estate Management and Development-NYC, at which time Chair Cotter became a full-time employee of our Company. In this position, Chair Cotter is responsible for the daily management of our live theatre properties and operations, including the oversight of the day-to-day development process of our 44 Union Square property and oversight of our other New York, Chicago and Pennsylvania real estate holdings. Chair Cotter was the owner and President of OBI, LLC ("OBI"), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development- NYC, managed our live theatre operations under a management agreement and provided management and various services regarding the development of our New York theatre and cinema properties. Pursuant to the OBI management agreement, Chair Cotter also served as the President of Liberty Theaters, LLC, our live-theatre subsidiary. The OBI management agreement was terminated with Chair Cotter's appointment as Executive Vice President-Real Estate Management and Development-NYC. Chair Cotter is also a theatrical producer who has produced shows in Chicago and New York and a former board member of the League of Off-Broadway Theaters and Producers.

Chair Cotter is a former Assistant District Attorney for King's County in Brooklyn, New York, and she graduated from Georgetown University and Georgetown University Law Center. She is the sister of Director, Chief Executive Officer and President Ellen Cotter. Chair Cotter is a Co-Executor of her father's estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such Class B Stock). Chair Cotter is also a Co-Trustee of the Cotter Living Trust, which is the record owner of 1,552,649 shares of Class A Stock and 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such Class B Stock), the Co-Trustee of the Cotter Foundation, which is the record owner of 102,751 shares of Class A Stock, and the Sole-Trustee of the James J. Cotter Education Trust #1, which is the record holder of 84,956 shares of Class A Stock and of which her children are the sole beneficiaries. Chair Cotter also holds various positions in her family's agricultural enterprises. She is a director of Cecelia Packing Corporation. In her capacity as the Co-Executor of the Estate of James J. Cotter, Chair Cotter (together with her sister and Co-Executor, Ellen Cotter) holds various positions in various real estate entities that are part of her father’s estate, which, include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C.

Chair Cotter brings to the Board her experience as a live theatre producer, theatre operator and an active member of the New York theatre community, which gives her insight into live theatre business trends that affect our business in this sector, and in New York and Chicago real estate matters. Managing the oversight of our theatre properties for over twenty-one (21) years, Chair Cotter contributes to the strategic direction for our developments. In addition, with her direct ownership of 759,876 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father's estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, and the Sole-Trustee of the James J. Education Trust #1, Chair Cotter is a significant stakeholder in our Company.

Edward L. Kane. Vice Chair Edward L. Kane joined our Board on October 15, 2004 and currently serves as a member of our Executive Committee. Director Kane served as the Lead Independent Director until December 7, 2020, as Chair of our Compensation Committee and as a member of the Audit Committee until January 22, 2019, and until such functions were moved to the Audit Committee in May 2016, as Chair of our Tax Oversight Committee. Director Kane was also a Director of our Company from 1985 to 1998, and served as President from 1987 to 1988.

Vice Chair Kane practiced as a tax attorney for many years in New York and in California. During the 1990s, Vice Chair Kane also served as the Chair and CEO of ASMG Outpatient Surgical Centers in Southern California, and he served as a director of BDI Investment Corp., which was a regulated investment company, based in San Diego. For over a decade, he was the Chair of Kane Miller Books, an award-winning publisher of children's books. At various times during the past three decades, Vice Chair Kane has been Adjunct Professor of Law at two of San Diego's law schools, most recently in 2008 and 2009 at Thomas Jefferson School of Law, and prior thereto at California Western School of Law.

In addition to his varied business experience, Vice Chair Kane brings to our Board his many years as a tax attorney and law professor. Vice Chair Kane also brings his experience as a past President of Craig Corporation and of Reading Company, two of our corporate predecessors, as well as his experience as a former member of the boards of directors of several publicly held corporations.

Guy W. Adams. Director Guy W. Adams joined our Board on January 14, 2014, and currently serves as the Chair of our Executive Committee and as our Lead Technology and Cyber Risk Director. For more than the past fifteen (15) years, he has been a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC, a fund investing in various publicly traded securities. Over the past twenty (20) years, Director Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor. At these companies, he has held a variety of board positions, including lead director, audit committee Chair and compensation committee Chair. He has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program. Director Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions. Mr. Adams serves as the chairman of the board of First Physicians Capital Group, a private company. He served as an advisor to Mr. James J. Cotter, Sr. and provided professional advisory services to various enterprises owned by either the Cotter Estate or the Cotter Trust. Director Adams also provided services to captive insurance companies, owned in equal shares by Chair Cotter, Director Ellen Cotter, and Mr. James J. Cotter, Jr., that provided insurance for the Cotter family agricultural activities. Director Adams received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and his Master of Business Administration from Harvard Graduate School of Business Administration.

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

Dr. Judy Codding. Director Dr. Judy Codding joined our Board on October 5, 2015, and currently serves as a member of our Audit Committee and Compensation Committee. Director Dr. Codding is a globally respected education leader. From October 2010 until October 2015, she served as the Managing Director of "The System of Courses," a division of Pearson, PLC (NYSE: PSO), the largest education company in the world that provides education products and services to institutions, governments and to individual learners. Prior to that time, Director Dr. Codding served as the Chief Executive Officer and President of America's Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010. America's Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability. Director Dr. Codding has a Doctorate in Education from University of Massachusetts at Amherst and completed postdoctoral work and served as a teaching associate in Education at Harvard University, where she taught graduate level courses focused on moral leadership. Director Dr. Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (since 2011) and the Board of Trustees of Educational Development Center, Inc. (since 2012). Through family entities, Director Dr. Codding has been and continues to be involved in the real estate business in Florida and the exploration of mineral, oil and gas rights in Maryland and Kentucky.

Director Dr. Codding brings to our Board her experience as an entrepreneur, as a chief executive officer, as an author, advisor and researcher in the areas of leadership training and decision-making as well as her experience in the real estate business.

Ellen M. Cotter. Director Ellen M. Cotter joined our Board on March 13, 2013, and currently serves as a member of our Executive Committee. Director Cotter served as Chair of our Board from August 7, 2014 until December 7, 2020, and served as our interim Chief Executive Officer and President from June 12, 2015 until January 8, 2016, when she was appointed our permanent Chief Executive Officer and President. She joined the Company in March 1998. Director Cotter is also a director of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer and marketer). In her capacity as the Co-Executor of the Estate of James J. Cotter, Chair Cotter (together with her sister and Co-Executor, Margaret Cotter) holds various positions in various real estate entities that are part of her father’s estate, which, include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C. Director Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown University Law Center. Prior to joining the Company, Director Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in New York City. Director Cotter is the sister of Chair Margaret Cotter. Prior to being appointed as our Chief Executive Officer and President, Director Cotter served for more than ten years as the Chief Operating Officer ("COO") of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States. Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia and New Zealand, working to develop our cinema and real estate assets in those countries. In recognition of her contributions to the independent film industry, Director Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards. She was also inducted that same year into the Show East Hall of Fame.

Director Cotter is the Co-Executor of her father's estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of Class B Stock (representing 25.5% of such Class B Stock). Chair Cotter is a Co-Trustee of the James J. Cotter Foundation (the "Cotter Foundation"), which is the record holder of 102,751 shares of Class A Stock and Co-Trustee of the Cotter Living Trust, which is the record owner of 1,552,649 shares of Class A Stock and 696,080 shares of Class B Stock (representing an additional 41.4% of such Class B Stock).

Director Cotter brings to our Board her more than twenty-three (23) years of experience working in our Company's cinema operations, both in the United States and Australia. She has also served as the Chief Executive Officer of the subsidiary that operates substantially all of our cinemas in Hawaii and California. In addition, with her direct ownership of 790,665 shares of Class A Stock and 50,000 shares of Class B Stock and her positions as Co-Executor of her father's estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, Chair Cotter is a significant stakeholder in our Company. Director Cotter is well recognized in, and a valuable liaison to, the film industry.

Douglas J. McEachern. Director Douglas J. McEachern joined our Board on May 17, 2012, and currently serves as the Chair of our Audit Committee, a position he has held since August 1, 2012, and as a member of our Compensation Committee. He has served as a member of the board and of the audit and compensation committees for Willdan Group, a Nasdaq listed engineering company, since 2009. From June 2011 until October 2015, Director McEachern was a director of Community Bank in Pasadena, California and a member of its audit committee. Director McEachern served as the Chair of the board of Community Bank from October 2013 until October 2015, and was a member of the finance committee of the Methodist Hospital of Arcadia. From September 2009 to December 2015, Director McEachern served as an instructor of auditing and accountancy at Claremont McKenna College. Director McEachern was an audit partner from July 1985 to May 2009 with the audit firm of Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate. Director McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC, from June 1983 to July 1985. From June 1976 to June 1983, Director McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP). Director McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California.

Director McEachern brings to our Board his more than forty-three (43) years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company. Director McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Michael Wrotniak. Director Michael Wrotniak joined our Board on October 12, 2015, and currently serves as the Lead Independent Director, the Chair of our Compensation Committee and as a member of the Audit Committee. Since 2009, Director Wrotniak has been the Chief Executive Officer of Aminco Resources, LLC ("Aminco"), a privately held international commodities trading firm. Director Wrotniak joined Aminco in 1991 and is credited with expanding Aminco's activities in Europe and Asia. By establishing a joint venture with a Swiss engineering company, as well as creating partnerships with Asia-based businesses, Director Wrotniak successfully diversified Aminco's product portfolio. Director Wrotniak became a partner of Aminco in 2002. Director Wrotniak is a member of the Board of Advisors of the Little Sisters of the Poor at their nursing home in the Bronx, New York since approximately 2004. Director Wrotniak graduated from Georgetown University in 1989 with a B.S. in Business Administration (cum laude).

Director Wrotniak is a specialist in foreign trade, and brings to our Board his considerable experience in international business, including foreign exchange risk mitigation.

Meeting Attendance

Our Board of Directors held fifteen (15) meetings in 2020. The Audit Committee held six (6) meetings, the Compensation Committee held nine (9) meetings and the Executive Committee did not hold any meetings in 2020. Each director attended at least 75% of these Board meetings and at least 75% of the meetings of all of the above referenced committees on which he or she served. We encourage, but do not require, our Board members to attend our Annual Meeting. All of our incumbent Directors attended the 2020 Annual Meeting.

Executive Officers

The following table sets forth information regarding our current executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under "Directors."

Name	Age	Title
Gilbert Avanes	47	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	86	President - US Cinemas
S. Craig Tompkins	70	Executive Vice President, General Counsel
Andrzej Matyczynski	68	Executive Vice President – Global Operations
Steve Lucas	50	Vice President, Chief Accounting Officer and Controller
Mark Douglas	51	Managing Director – Australia and New Zealand

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

Robert F. Smerling. Mr. Smerling has served as President of our US cinema operations since 1994. He has been involved in the acquisition and/or development of all of our existing domestic cinemas. Prior to joining our Company, Mr. Smerling was the President of Loews Theatres, at that time a wholly owned subsidiary of Sony. While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas. Among Mr. Smerling's accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top five grossing cinemas in the United States. Prior to Mr. Smerling's employment at Loews, he was Vice Chair of USA Cinemas in Boston, and President of Cinemanational Theatres. Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theatre Owners, the principal trade group representing the cinema exhibition industry.

S. Craig Tompkins. Mr. Tompkins has worked in various capacities for our Company and its predecessors for more than the past twenty-seven (27) years. He has served as Vice Chair of our Company and as the President of two of its predecessors public companies, as a consultant and outside counsel and, since 2017, as Executive Vice President and General Counsel. Prior to his employment at our Company, Mr. Tompkins was a partner at Gibson, Dunn & Crutcher. Mr. Tompkins is a principal equity holder in and, between 2007 to 2017, served as the Executive Chair and, since 2017, as the Chair of Marshall & Stevens, Incorporated, a privately held valuation and consulting firm specializing in the valuation of real estate, business enterprises and alternative energy assets. From 1993 to 2006 (when the company went private), Mr. Tompkins served as a director and as the Chair of the Audit Committee of G&L Realty (an NYSE REIT specializing in medical properties), and from 1998 to 2001 (when the bank was sold) as a member of the Board of Directors, of the Compensation Committee, and of the Special Independent Committee of Fidelity Federal Bank, FSB. Mr. Tompkins is also the Chair and Chief Executive Officer of Kirtland Farms, Inc. (a Tompkins family owned agricultural operation in Southern Oregon). Mr. Tompkins holds a Bachelor of Arts (Magna Cum Laude) from Claremont McKenna College, and a Juris

Doctorate (Magna Cum Laude) from the Harvard Law School, where he was on the Board of Student Advisors and served as research assistance to Professor James Casner (then serving as the Reporter to the Restatement of Property 2nd). Following Harvard Law School, Mr. Tompkins served as law clerk to the Honorable Justice Dean Bryson on the Oregon Supreme Court, before joining Gibson, Dunn & Crutcher.

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

Steven J. Lucas. Mr. Lucas was appointed as our Vice President, Controller and Chief Accounting Officer in 2015. From 2011 to 2015, Mr. Lucas worked in our accounting group holding the role of Asia Pacific Controller. Prior to joining our Company, Mr. Lucas worked for Arthur Andersen and EY for more than fifteen (15) years. He is a Chartered Accountant, and has been a member of Chartered Accountants Australia and New Zealand for over twenty-one (21) years. He holds a Bachelor’s Degree in English Literature and History from Victoria University of Wellington, and a Post Graduate Diploma in Accounting from the Graduate School of Business and Government Administration of Victoria University of Wellington.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the reports that have been filed by or on behalf of such persons and on the written representations of certain reporting persons, we believe that all of our executive officers and Directors, and greater than 10% beneficial owners, complied with the reporting requirements of Section 16(a) by timely filing all required Section 16(a) forms.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") designed to help our Directors and employees resolve ethical issues. Our Code of Conduct applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, Chief Accounting Officer and Controller and persons performing similar functions. Our Code of Conduct is posted on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx.

The Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously. In addition, we have adopted the "Amended and Restated Whistleblower Policy and Procedures," that establishes a process by which employees may anonymously disclose alleged fraud or violations of accounting, internal accounting controls or auditing matters, which are posted on our website, at https://investor.readingrdi.com/governance/governance-documents/default.aspx.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last disclosed this information.

Audit and Conflicts Committee

The Audit Committee operates pursuant to a Charter adopted by our Board that is available on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx. The Audit Committee reviews, considers, negotiates and approves or disapproves related party transactions (see the discussion in the section entitled "Certain Relationships and Related Party Transactions" below). In addition, the Audit Committee is responsible for, among other things, (i) reviewing and discussing with management the Company's financial statements, earnings press releases and all internal controls reports, (ii) appointing, compensating and overseeing the work performed by the Company's independent auditors, and (iii) reviewing with the independent auditors the findings of their audits.

Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3(b)(1) of the Exchange Act), and that Mr. Douglas McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert. Our Audit Committee is currently composed of Mr. Douglas McEachern, who serves as Chair, Dr. Judy Codding and Mr. Michael Wrotniak. The Audit Committee held six (6) meetings during 2020. All members attended at least 75% of such meetings.

Compensation and Stock Options Committee

The Compensation Committee operates pursuant to a Charter adopted by our Board that is available on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx. As a “controlled company”, we are exempt from the Nasdaq Listing Rules regarding the determination of executive compensation solely by independent directors. Notwithstanding such exemption, our Board has established a standing Compensation Committee consisting of three of our Independent Directors (as defined in section 5605(a)(2) of the NASDAQ Listing Rules and Rule 10C-1(b)(1) of the Exchange Act), and is currently composed of Mr. Michael Wrotniak, who serves as Chair, Dr. Judy Codding and Mr. Douglas McEachern. For more information on our Compensation Committee, see Item 11 – Executive Compensation – Compensation Discussion and Analysis below. Our Compensation Committee held eleven (11) meetings during 2020. All members attended at least 75% of such meetings.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

Role and Authority of the Compensation Committee

Background

As a “controlled company,” we are exempt from the Nasdaq Listing Rules regarding the determination of executive compensation solely by independent directors. Notwithstanding such exemption, we have established a standing Compensation and Stock Options Committee (“Compensation Committee”) consisting of three of our independent Directors. Our Compensation Committee Charter requires our Compensation Committee members to meet the independence rules and regulations of the Securities Exchange Commission and the Nasdaq Stock Market.

Our Executive Compensation Philosophy

Our executive compensation philosophy is to: (1) attract and retain talented and dedicated management team members; (2) provide overall compensation as competitive in our industry; (3) correlate annual cash bonuses to the achievement of our business and financial objectives; and (4) provide management team members with appropriate long-term incentives aligned with stockholder value. While we believe that our entire executive compensation package contributes to these goals, the base salaries we offer generally support goals 1 and 2 above, our short-term incentive (“STI”) bonuses generally support goals 1, 2 and 3 above, and our long-term incentives (“LTI”) generally support goals 1, 2 and 4 above.

Our Executive Compensation Practices At A Glance

What We Do	What We Do NOT Do

DO pay for performance. Our Short-Term Incentive Bonuses – a significant portion of the compensation package provided to our “named executive officers” (“NEOs”) – are tied to meeting our Company and individual performance goals.

NO pledging permitted by directors or Section 16 officers without prior notice to Compliance Officer and Audit Committee Chair.
DO provide minimum vesting periods for our long-term incentive awards and, as of March 2020, will include certain performance criteria.	NO individual hedging or derivative transactions permitted by directors or Section 16 officers.
DO utilize both time vested and performance linked long-term incentive awards.	NO “single trigger” change in control payments for the benefit of our NEOs.
DO empower the Board to clawback short-term incentive compensation if there is an accounting restatement due to material noncompliance with securities laws.	NO golden parachute tax gross ups.
DO use an independent compensation consultant.
DO appoint a Compensation Committee comprised solely of independent directors even though not required.
DO require NEOs and Directors to meet Company stock ownership requirements.

Compensation Committee Charter1

By authority of our Board, our Compensation Committee Charter delegates significant executive compensation responsibilities to our Compensation Committee, including:

•to establish our compensation philosophy and objectives;

•to review and approve all compensation for our CEO and our executive officers1;

•to approve all employment agreements, severance arrangements, change in control provisions and agreements and any special or supplemental benefits applicable to our CEO and other executive officers;

•to approve and adopt, on behalf of our Board, incentive compensation and equity-based compensation plans, or, in the case of plans requiring stockholder approval, to review and recommend such plan to the stockholders;

•to review the disclosures made in the Compensation Discussion and Analysis and advise our Board whether, the Compensation Discussion and Analysis is satisfactory for inclusion in our annual report on Form 10-K and proxy statement;

•to prepare an annual compensation committee report for inclusion in our proxy statement for the annual meeting of stockholders;

•to administer our equity-based compensation plans, including the grant of stock options and other equity awards under such plans; and

•to consider the results of the most recent stockholder advisory vote on executive compensation when determining compensation policies and making decisions on executive compensation.

Under our Compensation Committee Charter, any compensation determinations pertaining to Ellen M. Cotter and Margaret Cotter are subject to review and approval by our Board, excluding, in each case, the votes of Ellen M. Cotter or Margaret Cotter. Further, our Compensation Committee periodically reviews and makes recommendations to our Board regarding Director compensation.

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

Executive Compensation

This Compensation Discussion and Analysis (“CD&A”) and the executive compensation disclosures below are provided for the individuals who were our NEOs for 2020.

Name	Title
Ellen M. Cotter	President and Chief Executive Officer
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer
Margaret Cotter	EVP-Real Estate Management and Development-NYC
S. Craig Tompkins	EVP, General Counsel
Robert F. Smerling	President, U.S. Cinemas

Compensation Setting Process: Role of Compensation Consultant

In the first quarter of 2020, our Compensation Committee set executive compensation for our NEOs for calendar year 2020. This followed consultation with the Committee’s independent compensation consultant, AON, our Chief Executive Officer, and our outside legal counsel. This was the first year that our Compensation Committee used AON, having previously retained Willis Towers Watson. As part of this consideration, our Compensation Committee reviewed our Company’s compensation levels, programs and practices. The Compensation Committee assessed the independence of AON pursuant to SEC rules and the Nasdaq Listing Standards and concluded that AON is independent. AON prepared materials that, among other things, measured our executive compensation against compensation paid by peer group companies, including break downs by the 25th, 50th and 75th percentiles of such peer group companies. The 50th percentile was the median compensation paid by such peer group companies to executives performing similar responsibilities and duties. The summary included base salary, short-term incentive (cash bonus) and long-term incentive (equity awards) of the peer group companies to the base salary, short-term incentive and long-term incentive provided to our executives and management.

For 2020, our Compensation Committee generally compared the compensation levels of our NEOs, but focused AON to prepare materials primarily on the Chief Executive Officer and the Executive Vice President—Real Estate and Development-NYC, and analyzed such data with the compensation levels of executives at the following entities which we refer to as our “peer group”: Acadia Realty Trust, Cedar Realty Trust Inc., Global Eagle Entertainment Inc., IMAX Corporation, Kite Realty Group Trust, National CineMedia, Inc., The Marcus Corporation’ Pennsylvania Real Estate Investment Trust, Retail Opportunity Investments Corp., Retail Properties of America, RPT Realty, Saul Centers Inc., Urstadt Biddle Properties Inc., and Village Roadshow Ltd. However, our Compensation Committee used this information as just one factor in determining compensation and did not strictly attempt to benchmark our NEOs compensation to a single level as compared to the peer group.

Our Compensation Committee established (i) 2020 annual base salaries at levels that it believed were generally competitive with executives in our peer group (as described in the executive pay summary assessment prepared by AON for 2020 principally for the Chief Executive Officer and the Executive Vice President—Real Estate and Development-NYC and based upon prior years’ reports and analyses for other NEOs), except for the base salary of our CEO and President, which was between the 25th and 50th percentile of our peer group in both 2019 and 2020, (ii) short-term incentive awards in the form of annual cash bonuses, and (iii) long-term incentive awards in the form of RSUs that are used as a retention tool and as a means to further align an executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value.2

_____________________________

2 While this CD&A is focused on our NEOs, the same process described for our NEOs is followed in setting compensation for all our “Executive Officers.”

As will be discussed below, 2020 represented an unprecedented and evolving year for our Compensation Committee’s approach to executive compensation, which was dramatically impacted by the onset of and continuation of the COVID-19 pandemic and its impact on our business.

•In 2019, our Compensation Committee, on the advice of Willis Towers Watson, committed to add “performance based RSUs” (“PRSU” or “PRSUs”) starting in 2020 as an additional element of our long term incentive package for NEOs. PRSUs were added to our package of time vested RSUs. Our Compensation Committee granted both time vested RSUs (“RSU” or “RSUs”) and PRSUs to our NEOs in 2020.

•In 2020, our Compensation Committee awarded all long-term incentives to our NEOs in RSUs and PRSUs and did not grant stock options. This, too, was based upon advice of the independent compensation consultant, AON, as representing the trend in other public company compensation.

•In early March 2020, as our Compensation Committee was engaged in its annual consideration of proposed Company-wide goals, Division-wide goals, and Individual goals, for purposes of establishing benchmarks for eligibility for 2020 STI cash bonuses and for use with PRSUs, COVID-19 struck the world, and, in particular, it was becoming apparent, that COVID-19 would likely have an immediate and severe effect on our businesses. In March 2020, as our Compensation Committee was attempting to approve these benchmarks, it was already clear that the worldwide economy, and particularly our businesses, were about to go through an unprecedented and unpredictable period. Following advice and input of AON, our outside legal counsel and our management, our Compensation Committee put the proposed benchmarks to the side and, for 2020, decided that our Compensation Committee would review performance in the first quarter of 2021 on a discretionary basis to assess which STI cash bonuses would be paid and which portion of the 2020-based PRSUs would be found to have been met (out of a three year performance period under the PRSUs).

With continuing uncertainty in 2021, but signs of reopening beginning throughout much of the United States, Australia and New Zealand, we hope to begin a more normalized approach to performance metrics in the future.

Our Compensation Committee expects that it will continue to evaluate both executive performance and compensation to maintain our ability to attract and retain highly-qualified executives in key positions and to assure that compensation provided to executives remains competitive when compared to the compensation paid to similarly situated executives of companies with whom we compete for executive talent or that we consider comparable to our Company.

Role of Chief Executive Officer in Compensation Decisions

At our Compensation Committee’s direction in early 2020, our Chief Executive Officer prepared an executive compensation review for each NEO (other than the Chief Executive Officer), as well as the full executive team, which included recommendations for:

•2020 base salary;

•a proposed year-end short-term incentive in the form of a target cash bonus based on the achievement of certain objectives; and

•a long-term incentive in the form of RSUs for the year under review.

In the first quarter of 2021, our Compensation Committee then performed an annual review of 2020 NEO performance, including consideration of presentations by our Chief Executive Officer regarding each element of NEO compensation arrangements. Our Compensation Committee reviewed the 2020 performance of our NEOs based upon an overall review of performance in the discretion of our Compensation Committee.

As part of the NEO compensation review, our Chief Executive Officer recommended, in certain cases, other changes to NEO compensation arrangements and provided extensive data, at our Compensation Committee’s request regarding the unprecedented pressures on the Company’s liquidity following the completion of 2020, given that it was a year when most of our cinema and live theatre operations were closed for most of the year and many of our commercial tenants were closed or operating under limited or other government restricted conditions, resulting, in turn, to heavily reduced lease revenues received by us. As discussed elsewhere, our efforts to lease our 44 Union Square property were stalled principally by COVID-19 caused restrictions, and we were required to enter into discussions with all of our cinema landlords to seek rent relief. Further, maturing debt and conditions imposed in connection with the negotiation of certain covenant waivers put other pressures on our liquidity position. In light of these and other factors discussed elsewhere in our Annual Report on Form 10-K, our Compensation Committee did not believe it was prudent and was not comfortable in awarding STI cash bonuses for 2020 efforts, notwithstanding our Compensation Committee’s recognition of our management’s and employees’ extraordinary and, under the circumstances, highly effective efforts to lead and operate through the extreme challenges of 2020.

Stockholder Advisory Vote

As part of its compensation setting process, our Compensation Committee also considers the results of the prior year’s stockholder advisory vote on our executive compensation. Our Compensation Committee believes these voting results provide useful insight as to whether stockholders agree that our Compensation Committee is achieving its goal of designing and administering an executive compensation program that promotes the best interests of our Company and our stockholders by providing our executives with appropriate compensation and meaningful incentives to deliver strong financial performance and increase stockholder value. As part of its 2020 compensation setting process, the Compensation Committee reviewed the results of the 2019 stockholder advisory vote, in which approximately 98.8% of the votes cast on the nonbinding advisory vote were voted in favor of our executive compensation program.

Chief Executive Officer Compensation

For 2020, our Compensation Committee was provided with materials from our compensation consultant, AON, on comparable compensation data for our Chief Executive Officer comparing all aspects of compensation to peer group data. Our Compensation Committee was provided with summaries of performance by our Chief Executive Officer of our other NEOs and executive officers. However, as described above, for STI cash bonuses, given the COVID-19 caused business shutdowns and other effects, our Compensation Committee decided in March 2020 that it would not measure Chief Executive Officer performance against pre-set metrics, but instead would review overall performance on a discretionary basis at the completion of 2020. As in prior years, our Compensation Committee interviewed our Chief Executive Officer to obtain a thorough understanding of the factors to be considered in making discretionary decisions to determine our Chief Executive Officer's compensation, including extensive discussions regarding her performance. Our Compensation Committee met in executive sessions without our Chief Executive Officer to consider the Chief Executive Officer’s compensation, including base salary, cash bonus and equity awards, if any. With the exception of these executive sessions of our Compensation Committee, our Chief Executive Officer participated in most deliberations of our Compensation Committee relating to NEO compensation. However, our Compensation Committee excused our Chief Executive Officer for certain deliberations with respect to the compensation recommended for Executive Vice President-Real Estate and Development-NYC Margaret Cotter, the sister of our Chief Executive Officer, Ellen M. Cotter.

In March 2020, the Compensation Committee found that our Chief Executive Officer, Ms. Cotter, had continued to demonstrate substantial leadership and deserved higher compensation than she had been paid in 2019, and increased her base salary from $551,000 in 2019 to $600,000 for 2020. Peer data showed that her 2019 base salary was between the 25th and 50th percentile of the peer group, and according to AON, was “slightly below the competitive range of +/- 10% of the market median.” This information was consistent with prior year’s data provided by the former independent compensation consultant. The AON report showed that the 25th, 50th and 75th percentiles in the peer group of Chief Executive Officer base salaries were $522,500, $638,100 and $773,700, respectively. Because Ellen Cotter’s potential STI cash bonus was based on a percentage (100%) of her base salary, her STI opportunity was also lower than the median of our peer group. At the time of her 2020 base salary setting in March 2020, the impact of COVID-19 was just beginning to be felt. Notwithstanding the Compensation Committee’s determination, in order to support the Company’s liquidity management efforts in late 2020, Ms. Cotter voluntarily forewent receipt of $50,000 in base salary in December 2020. Accordingly, her base salary for 2020 was $550,000, effectively, $1,000 less than her base salary for 2019.

As discussed in more detail below under “Short-Term Incentives,” our Chief Executive Officer, like all of our NEOs, received no STI bonus for 2020. Our Chief Executive Officer was granted $628,000 in long-term incentives in the form of RSUs, comprised of a one-time vested RSUs covering 51,349 shares of Class A Stock, vesting over four years and a one-time vested PRSUs covering 51,349 shares of Class A Stock which vesting is described below underneath the heading “2020 Long-Term Incentives”. In addition, given the extraordinary circumstances caused by the impacts of COVID-19 on all of our Company’s employees and performance of such employees, including our NEOs, on December 14, 2020, our Compensation Committee made a special one-time grant of time vested RSUs, vesting one year from the date of grant, to all employees. For our Chief Executive Officer this special one-time grant consisted of RSUs covering 6,438 RSUs of Class A Stock.

2020 Base Salaries

Our Compensation Committee reviewed the executive pay summary prepared by AON and other factors and engaged in extensive deliberation and then approved3 the following 2020 base salaries for the following NEOs:

Name	Title	2020 Base Salary
Ellen Cotter	Chief Executive Officer and President	$ 550,000(4)
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer	$ 340,000
Margaret Cotter	EVP-Real Estate Management and Development-NYC	$ 431,250(5)
S. Craig Tompkins	EVP,General Counsel	$ 437,750
Robert F. Smerling	President, US Cinemas	$ 412,200

2020 Short-Term Incentives

The Short-Term Incentives (“STI” or “STIs”) authorized by our Compensation Committee provide our NEOs with an opportunity to earn an annual cash bonus, typically based upon the achievement of certain of our Company’s financial goals, division goals and individual goals, recommended by our Chief Executive Officer and approved by our Compensation Committee during the first quarter of the applicable year. Under our Compensation Committee Charter, the compensation payable to our Chief Executive Officer and President, Ellen M. Cotter and Chair Margaret Cotter, must also be approved by our full Board. Participants in the STI program are advised of their annual potential target bonus expressed as a percentage of the participant’s base salary and by dollar amount.

As discussed above, in early March 2020, as our Compensation Committee was engaged in its annual consideration of proposed Company-wide goals, Division-wide goals, and Individual goals, to establish benchmarks for payments of 2020 STI cash bonuses, COVID-19 struck the world, and, in particular, it was becoming increasingly clear that COVID-19 would likely have an immediate and severe effect on our businesses. In March 2020, following advice and input of AON, our outside legal counsel and our management, our Compensation Committee put the proposed benchmarks to the side and, for 2020, decided that our Compensation Committee would review 2020 performance in the first quarter of 2021 on a discretionary basis to assess if and which STI cash bonuses would be paid.

For 2018 and 2019, our Compensation Committee had set a Minimum Company Performance (or “Funding Gate”) as a minimum hurdle to determine whether the Company’s performance as a whole supported the payment of STIs to NEOs (and other Executive Officers). For example, the 2019 Funding Gate was set at GAAP net income of $10,000,000. In adopting the Funding Gate, our Compensation Committee had previously reserved that it could consider adjustments to take into account matters included in GAAP net income for which the management team should not be held accountable. Our Compensation Committee also retained discretionary power to pay some or all STIs, even if the Funding Gate had not been met.

However, in light of the extensive changes facing the Company, the global uncertainty due to the COVID-19 and the resulting potential impact on business operations, in early March 2020 our Compensation Committee decided not to adopt a Funding Gate for 2020.

Our Compensation Committee considered whether to pay STI cash bonuses for 2020 NEO performance during the first quarter of 2021. Our Compensation Committee (i) considered the extensive and extraordinary efforts of the Company’s NEOs, other executive officers and employees to maintain the Company’s business considering the extraordinarily negative environmental and business impacts caused by COVID-19; (ii) recognized the efforts by the NEOs, other executive officers and the employees and that without such efforts, the Company’s business and future opportunities would have been substantially impaired; and (iii) found that the performance of the NEOs, other executive officers and employees met and exceeded in many cases the performance that would have been required. Additionally, our Compensation Committee considered the unique liquidity challenges faced by the Company caused by COVID-19. After taking into account all factors, our Compensation Committee recognized the substantial efforts undertaken by the NEOs, other executive team members and employees to perform under the extraordinary negative impacts on the Company’s business in 2020, but also noted that the Company’s year-end 2020 liquidity position dictated extreme conservatism in the management and allocation of the Company’s liquidity. For these reasons, our Compensation Committee decided that no STI cash bonuses could be paid for 2020 performance.

–––––––––––––––––––––––––––––

3 Under our Compensation Committee Charter, any compensation determinations pertaining to Ellen M. Cotter and Margaret Cotter are subject to review and approval by our Board excluding, in each case, the votes of Ellen M. Cotter or Margaret Cotter.

4 Ellen Cotter voluntarily forewent $50,000 of her 2020 base salary, reducing her 2020 base salary from $600,000 to $550,000.

5 Margaret Cotter voluntarily forewent $18,750 of her 2020 base salary, reducing her 2020 base salary from $450,000 to $431,250.

2020 Long-Term Incentives

Long-Term incentives utilized the equity-based plan under our 2010 Stock Incentive Plan (“2010 Stock Plan”) for the grants made in March 2020. The 2010 Stock Plan expired by its terms in March 2020, so future grants were made under the 2020 Stock Incentive Plan (“2020 Stock Plan”).

As discussed above, in 2019, our Compensation Committee, on the advice of its independent compensation consultant, committed to add performance based RSUs, or PRSUs starting in 2020 as an additional element of our long term incentive package for NEOs. Our Compensation Committee granted both time vested RSUs and performance based PRSUs to our NEOs in 2020. In 2020, our Compensation Committee made the entire long term incentive award to our NEOs in the form of restricted stock units and did not grant stock options.

Our Compensation Committee adopted a mix of time-based RSUs and performance-based PRSUs for our NEOs as follows: 50% RSUs and 50% PRSUs to our Chief Executive Officer and 75% RSUs and 25% PRSUs to our other NEOs. Our Compensation Committee, based upon the input of its independent compensation consultant taking into account peer group data, set the amounts of LTI grants based on a percentage of each of the NEOs base salary. RSUs vest ratably over a four (4) year period with 1/4th vesting on each anniversary date of the grant date, and the PRSUs vest on the third anniversary date of the grant date based on the achievement of certain performance metrics set by our Compensation Committee.

As was the case with all 2020 executive compensation decisions and as discussed above under “2020 Short Term Incentives,” our Compensation Committee made a number of decisions driven by the unique circumstances presented by the COVID-19 pandemic.

In the first quarter of 2021, our Compensation Committee (i) considered the extensive and extraordinary efforts of the Company’s NEOs, other executive officers and employees to maintain the Company’s business considering the extraordinarily negative environmental and business impacts caused by COVID-19; (ii) recognized the efforts by the NEOs, other executive officers and the employees and that without such efforts, the Company’s business and future opportunities would have been substantially impaired; and (iii) found that the performance of the NEOs, other executive officers and employees met and exceeded in many cases the performance that would have been required.

Based on our Compensation Committee’s findings, our Compensation Committee concluded that with respect to the PRSU grants made on March 10, 2020 to NEOs, 100% of the performance element of the first year of the three-year performance period under the PRSUs had been achieved.

Because the March 10, 2020 granted PRSUs also required establishment of second year and third year performance goals and in light of the continuing impacts of COVID-19 and the uncertainty created by the ever changing business environment, including the lack of certainty on opening of cinemas and other businesses in the Company’s various jurisdictions, the Committee determined to maintain a discretionary approach with respect to the second of the three year performance period and to defer the establishment of the actual performance metrics for the third year until March 2022.

In addition, given the extraordinary circumstances caused by the impacts of COVID-19 on all of our Company’s employees and performance of such employees, including our NEOs, on December 14, 2020, our Compensation Committee made a special one-time grant of time vested RSUs, vesting one year from the date of grant, to select key employees. Such grants included our NEOs and are included within the RSU amounts reflected in the table below.6

–––––––––––––––––––––––––––––

6 Under our Compensation Committee Charter, any compensation determinations pertaining to Ellen M. Cotter and Margaret Cotter are subject to review and approval by our Board, excluding, in each case, the votes of Ellen M. Cotter or Margaret Cotter.

The following grants were made for 2020 on March 10, 2020, December 14, 2020, and December 16, 2020:

		March 10, 2020		December 14, 2020	December 16, 2020
Name	Title	Dollar Amount of Restricted Stock Units	Dollar Amount of Performance-Based Restricted Stock Units	Dollar Amount of Restricted Stock Units	Dollar Amount of Restricted Stock Units
Ellen M. Cotter	Chief Executive Officer	$314,000	$314,000	–	$30,000
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer	$112,500	$37,500	$23,400	–
Margaret Cotter	EVP-Real Estate Management and Development-NYC	$117,000	$39,000	–	$23,400
S. Craig Tompkins	EVP, General Counsel	$117,000	$39,000	$23,400	–
Robert F. Smerling	President, US Cinemas	$117,000	$39,000	$23,400	–

The 2020 LTI awards granted on March 10, 2020 are subject to other terms and conditions set forth in the 2010 Stock Plan and award grants and the special one-time long-term incentive grant made December 14, 2020 are subject to other terms and conditions set forth in the 2020 Stock Plan and award grants. Individual grants include certain accelerated vesting provisions. In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have not been substituted.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan (our “401(k) Plan”) that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre and post-tax basis through contributions to the plan. Our NEOs are eligible to participate in our 401(k) Plan on the same terms as other employees that meet the age and service requirements. Currently, we match contributions made by participants in our 401(k) Plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contribution is made. Under certain IRS safe harbors, we deferred our 2020 match until 2021. We believe that providing a vehicle for retirement savings through our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Other Retirement Plans

In March 2016, our Compensation Committee approved a one-time retirement benefit for Robert Smerling, President, US Cinemas, due to his significant long-term service to the Company. The retirement benefit is a single year benefit in an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the then most recently completed five-year period.

On August 29, 2017, our Compensation Committee approved a one-time retirement benefit for Craig Tompkins, Executive Vice President and General Counsel, incident to his retention as our General Counsel. The retirement benefit is the same as that provided to Mr. Smerling, except calculated net of the amount of $197,060, accrued to Mr. Tompkins under a separate vested benefit program established by one of the two companies acquired by the Company as a part of the consolidation transaction in 2000.

We currently maintain no other retirement plan for our above identified NEOs.

Key Person Insurance

We maintain life insurance on certain individuals who we believe to be key to our management, including certain NEOs. If such individual ceases to be our employee or independent contractor, as the case may be, she or he is permitted, by assuming responsibility for all future premium payments, to replace our Company as one of the beneficiary under such policy. These policies allow each such individual to purchase up to an equal amount of insurance for such individual’s own benefit. In the case of our employees, the premium for both the insurance as to which we are the beneficiary and the insurance as to which our employee is the beneficiary, is paid by us. In the case of NEOs, the premium paid by us for the benefit of such individual is reflected in the Compensation Table in the column captioned “All Other Compensation.”

Employee Benefits and Perquisites

Our NEOs are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally. We do not generally provide our NEOs with perquisites or other personal benefits.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code denies a deduction to any publicly held corporation for compensation paid to a covered employee in a taxable year to the extent that compensation to such covered employee exceeds $1,000,000. It is possible that compensation attributable to awards, when combined with all other types of compensation received by a covered employee from Reading, may cause this limitation to be exceeded in any particular year. A covered employee for a given taxable year is any individual who meets any of the following requirements: (i) is or was our principal executive officer or principal financial officer, or was acting in such a capacity, at any time during the taxable year, (ii) is one of our three most highly compensated officers whose compensation we are required to report to our stockholders pursuant to the Securities Exchange Act of 1934 for such year (excluding individuals described in clause (i)), or (iii) was a covered employee for any taxable year beginning after December 31, 2016.

Nonqualified Deferred Compensation

We believe we are operating, where applicable, in compliance with the tax rules applicable to nonqualified deferred compensation arrangements.

Stock Ownership Policy

In April 2017, our Board upon the recommendation of our Compensation Committee, adopted a stock ownership policy for our NEOs and our Directors. Our Board believes that such a policy is a “best practice” and further supports the alignment of interests between our NEOs, our Directors and our stockholders.

Under our stock ownership policy:

•Our Chief Executive Officer is required to beneficially own Company shares equal to six times her base salary;

•Our other NEOs are required to beneficially own Company shares equal to one times their base salary; and

•Our Directors who are not employees of the Company are required to beneficially own Company shares equal to three times their annual base directors fee.

When adopted, our Board approved a five-year period (from the later of the Policy adoption or date of hire or election/appointment, as the case may be) for the affected individuals to comply, so formal compliance is not required until April 2022. However, we monitor status of compliance of this Policy annually and report the same to our Board. Nevertheless, as of December 31, 2020, all of our NEOs and all Directors would have been in compliance with the stock ownership policy had it been fully effective.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently composed of Director Wrotniak, who serves as Chair, and Directors Dr. Codding and McEachern. None of the members of the Compensation Committee was, during 2020, an officer or employee of the Company, or formerly an officer of the Company. None of our executive officers currently serves, or during 2020 served, as a member of the board of directors or compensation committee of any entity that has or had one or more executive officers serving as a member of our Board or our Compensation Committee.

There were no transactions during 2020 between the Company and any of the directors who served as members of the Compensation Committee for any part of 2020 that would require disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

Chief Executive Pay Ratio

As of December 31, 2020, we employed approximately 1,392 persons, with 85% of such persons being seasonal, part-time employees. Generally, we have experienced comparatively higher turnover rates with our seasonal, part-time employees, as compared to our full-time employees. Accordingly, the median annual total compensation we estimate below, as well as the resulting ratio of Chief Executive Officer Cotter’s compensation to such estimated median annual total compensation is reflective of both the seasonal, part-time nature of the majority of our employees, as well as the fact that we experience a high turnover rate with such employees each fiscal year. This ratio was also impacted by the fact that of these employees, 1,037 or 77% were employed in Australia and New Zealand, whose compensation figures were impacted by fluctuating currency exchange rates and prevailing wage rates in those jurisdictions for similar positions. During 2020, the Australian Dollar and New Zealand Dollar weakened against the U.S. Dollar by 0.7% and 1.4%, respectively.

We selected December 31, 2020 as the determination date for identifying this median employee. Chief Executive Officer Cotter, for the fiscal year 2020 received annual total compensation (including base salary, STI and Long-Term Equity) of $1,220,358. Based on the calculation described below, this median employee’s annual total compensation was $8,104.93 as of December 31, 2020. The median employee works as a Cinema Supervisor, as a regular part-time employee at one of our cinemas located in Australia. As a result, Chief Executive Officer Cotter’s fiscal 2020 total compensation was approximately 151 times greater than the total compensation of this median employee.

We identified this median employee as of December 31, 2020, by examining the 2020 W-2 (or equivalent) for all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2020, the last day of our payroll year (whether employed on a full-time, part-time, or seasonal basis). For such employees, we did not make any assumptions, adjustments, or estimates with respect to total compensation, and we did not annualize the compensation for any employees that were not employed by us for all of 2020. For employees based and paid overseas, we converted their earnings to US dollars using the average exchange rates between local currency and US dollars.

We calculated the 2020 total annual compensation of this median employee in accordance with the requirements of the executive compensation rules for the Summary Compensation Table (Item 402(c)(2)(x) of Regulation S-K).

Executive Compensation

This section discusses the material components of the compensation program for our executive officers named in the Summary Compensation Table below.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended December 31, 2020 to (i) Director Cotter, who has served as our principal executive officer, (ii) Mr. Avanes, who served as our principal financial officer, and (iii) the other three most highly compensated persons who served as executive officers in 2020.

The following executives are herein referred to as our “NEOs.”

	Year	Salary ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Termination Benefit ($)	Total ($)
Ellen M. Cotter Chief Executive Officer and President	2020	550,000	658,000	--	--	12,358	(2)	--	1,220,358
	2019	551,000	314,000	314,000	--	12,800	(2)	--	1,191,800
	2018	496,266	180,000	180,000	471,453	12,405	(2)	--	1,340,124
Gilbert Avanes EVP, Chief Financial Officer andTreasurer	2020	340,000	173,400	--	--	11,400	(2)	--	524,800
	2019	275,000	37,500	37,500	--	14,087	(2)	--	364,087
	2018	N/A	N/A	N/A	N/A	N/A		N/A	N/A
Margaret Cotter EVP-Real Estate Mgmt & Development	2020	431,250	179,400	--	--	12,056	(2)	--	622,706
	2019	400,000	62,000	62,000	--	12,605	(2)	--	536,605
	2018	365,000	60,000	60,000	105,668	12,260	(2)	--	602,928
S. Craig Tompkins EVP, General Counsel	2020	437,750	179,400	--	--	19,174	(2)	--	636,324
	2019	425,000	62,500	62,500	--	18,250	(2)	--	568,250
	2018	425,000	60,000	60,000	108,906	17,379	(2)	--	671,286
Robert F. Smerling President – Domestic Cinema Operations	2020	412,200	179,400	--	--	7,971	(2)	--	599,571
	2019	400,200	62,500	62,500	--	7,215	(2)	--	532,415
	2018	400,200	60,000	60,000	82,541	6,562	(2)	--	609,303

(1)Stock awards granted as a component of the 2020, 2019 and 2018 annual incentive awards are reported in this column as 2020, 2019 and 2018 compensation, respectively, to reflect the applicable service period for such awards. Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are discussed in Notes 15 to our consolidated financial statements. For a discussion of the material terms of each outstanding stock award, see “Compensation Discussion and Analysis – Long-Term Incentives” and the table below entitled “Outstanding Equity Awards at Year Ended December 31, 2020.”

(2)Includes our matching employer contributions under our 401(k) Plan and the imputed tax of key person insurance.

Grants of Plan-Based Awards

The following table contains information concerning (i) potential payments under the Company’s compensatory arrangements when performance criteria under such arrangements were established by our Compensation Committee in the first quarter of 2020 (actual payouts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table) and (ii) stock awards granted to our NEOs for the year ended December 31, 2020:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Option Awards; Number of Securities Underlying (#)	Exercise or Base Price of Option Award ($/share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ellen M. Cotter	Short-term Incentive PRSU RSU RSU	3/10/2020 3/10/2020 12/16/2020	275,000	551,000	826,000	NA	NA	NA	51,349 51,349 6,438	--	--	658,000
Gilbert Avanes	Short-term Incentive PRSU RSU RSU	3/10/2020 3/10/2020 12/14/2020	68,750	137,500	206,250	NA	NA	NA	6,132 18,398 5,258	--	--	173,400
Margaret Cotter	Short-term Incentive PRSU RSU RSU	3/10/2020 3/10/2020 12/16/2020	70,000	140,000	210,000	NA	NA	NA	6,377 19,134 5,258	--	--	179,400
S. Craig Tompkins	Short-term Incentive PRSU RSU RSU	3/10/2020 3/10/2020 12/14/2020	63,750	127,500	191,250	NA	NA	NA	6,132 19,134 5,258	--	--	179,400
Robert F. Smerling	Short-term Incentive PRSU RSU RSU	3/10/2020 3/10/2020 12/14/2020	70,035	140,070	210,105	NA	NA	NA	6,377 19,134 5,258	--	--	179,400

2010 Stock Incentive Plan

The last day on which grants could be issued under our 2010 Stock Plan was March 10, 2020 and no grants have been issued under such plan since that date. Our 2010 Stock Plan, however, continues to control the terms and conditions of the stock options and RSUs issued under such plan. Our 2010 Stock Plan was initially approved by our stockholders at our May 13, 2010, annual meeting of stockholders in accordance with the recommendation of our Board. The 2010 Stock Plan provides for awards of stock options, restricted stock, bonus stock, and stock appreciation rights to eligible employees, Directors, and consultants. On March 10, 2016, our Board approved a First Amendment to the 2010 Stock Plan to permit the award of restricted stock units. On March 2, 2017 and on April 26, 2017, our Board approved a further amendment to the 2010 Stock Plan (the Second Amendment to the 2010 Stock Plan) (i) to allow net exercises of stock options to be made at the Participant’s election; (ii) to incorporate the substance of the resolutions of the Compensation Committee on May 16, 2013 authorizing certain cashless transactions and automatic exercise of expiring in the money options; (iii) to broaden the permissible tax withholding by surrender of shares and (iv) to change the definition of Fair Market Value for purposes of the calculation of share value for purposes of net exercises and cashless exercises from the closing price to the average of the price of the highest sale price and the lowest sale price on the applicable measured day. On November 7, 2017, our stockholders approved an amendment to increase the number of shares issuable under the 2010 Stock Plan by 947,460 shares. The 2010 Stock Plan, as amended, permitted issuance of a maximum of 2,197,460 shares of which, 1,663,100 were ultimately issued. At the time of its expiration, the 2010 Stock Plan had authority to issue up to an additional 534,361 shares.

2020 Stock Incentive Plan

On November 4, 2020, our Board adopted the Reading International, Inc. 2020 Stock Plan, and recommended that the adoption of the 2020 Stock Plan be approved by our stockholders as required under listing rules of The Nasdaq Capital Market on which our shares are listed for trading. The terms of the 2020 Stock Plan are substantially similar to the terms of the 2010 Stock Plan, as amended by the following amendments: (i) Amendment to the 2010 Stock Plan effective May 19, 2011; (ii) First Amendment to the 2010 Stock Plan effective March 10, 2016; (iii) Second Amendment to the 2010 Stock Plan effective as of April 26, 2017; and (iv) amendment to the 2010 Stock Plan effective as of November 7, 2017. The 2020 Stock Plan initially authorizes an aggregate of 1,250,000 shares of

Class A Stock and 200,000 shares of Class B Stock for issuance under the plan, subject to adjustment. The 1,250,000 shares of Class A Stock and 200,000 shares of Class B Stock are in line with the amount of shares of Class A Stock and Class B Stock, respectively, that were authorized under the 2010 Stock Plan. In addition, if any awards that were outstanding under the 2010 Stock Plan as of November 3, 2020 are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Stock Plan, thus resulting in an increase in the number of shares available for issuance under the 2020 Stock Plan (up to an additional 1,024,902 shares of Class A Stock).

Our Board adopted the 2020 Stock Plan to provide a means by which employees, directors and consultants of Reading and our affiliates may be given an opportunity to benefit from increases in value of our Common Stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our own interests by offering them opportunities to acquire Common Stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses. All of our employees, directors and consultants are eligible to participate in the 2020 Stock Plan.

Our Board delegated administration of the 2020 Stock Plan to our Compensation Committee, and has delegated to our Chairperson the authority to grant awards to eligible persons who are not then subject to Section 16 of the Securities and Exchange Act of 1934 and are not “covered employees” as defined in the 2020 Stock Plan. With such delegated authority, our Compensation Committee has the power to construe and interpret the 2020 Stock Plan and to determine the persons to whom and the dates on which awards will be granted, what types or combinations of types of awards will be granted, the number of shares of Common Stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price or purchase price of each award, the types of consideration permitted to exercise or purchase each award and other terms of the awards.

In the event of a “Corporate Transaction” (as defined in the 2020 Stock Plan), any surviving or acquiring corporation may assume awards outstanding under the 2020 Stock Plan or may substitute similar awards. Unless the stock award agreement provides otherwise, in the event any surviving or acquiring corporation does not assume such awards or substitute similar awards, then the awards will terminate if not exercised at or prior to such event. The 2020 Stock Plan provides that, in the event of a dissolution or liquidation of the Company, all outstanding awards under the 2020 Stock Plan will terminate prior to such event and shares of bonus stock and restricted stock subject to the Company’s repurchase option or to forfeiture may be repurchased by the Company or forfeited, notwithstanding whether the holder of such stock is still providing services to the Company.

All stock awards issued under the 2020 Stock Plan are subject to reduction, cancellation, forfeiture and recoupment to the extent necessary to comply with applicable law or the NASDAQ Listing Rules. An acceptance of a stock award under the 2020 Stock Plan is an agreement by the participant to be bound by any such laws or rules.

For a more detailed summary of our 2020 Stock Plan, and for a copy of the entire 2020 Stock Plan, see our “SEC Schedule 14A, Proxy Statement, filed with the U.S. Securities Exchange Commission on November 6, 2020.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our NEOs as of December 31, 2020 under the 2010 Stock Incentive Plan and 2020 Stock Incentive Plan:

	Stock Options						Restricted Stock Units
Name	Class	No. of Shares Underlying Unexercised Options Exercisable	No. of Shares Underlying Unexercised Options Unexercisable	No. Of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	No. of Unearned Common Shares That Have Not Vested	Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	52,023	--	--	$15.97	3/22/2022	--	--	--	--
	A	35,620	11,873 (2)	--	$16.36	4/12/2023	--	--	--	--
	A	44,730	44,729 (2)	--	$16.14	3/14/2024	--	--	--	--
	A	--	--	--	--	--	2,750 (2)	$17,683	--	--
	A	--	--	--	--	--	9,727 (2)	$62,545	--	--
	A	--	--	--	--	--	38.511 (2)	$247,626	--	--
	A	--	--	--	--	--	51,349 (2)	$330,174	--	--
	A	--	--	--	--	--	6,438 (2)	$41,396	--	--
	A	--	--	--	--	--	31,056 (2)	$199,690	--	--
	A	--	--	--	--	--	31,056 (2)	$199,690	--	--
Gilbert Avanes	A	3,974	--	--	$15.97	3/22/2022	--	--	--	--
	A	2,707	902 (3)	--	$16.44	4/11/2023	--	--	--	--
	A	5,358	5,356 (3)	--	$16.11	3/13/2014	--	--	--	--
	A	--	--	--	--	--	209 (3)	$1,344	--	--
	A	--	--	--	--	--	1,164 (3)	$7,485	--	--
	A	--	--	--	--	--	13,798 (3)	$88,721	--	--
	A	--	--	--	--	--	6,132 (3)	$39,429	--	--
	A	--	--	--	--	--	5,258 (3)	$33,809	--	--
	A	--	--	--	--	--	22,710 (3)	$146,025	--	--
	A	--	--	--	--	--	7,570 (3)	$48,675	--	--
Margaret Cotter	A	17,341	--	--	$15.97	3/22/2022	--	--	--	--
	A	11,874	3,957 (4)	--	$16.36	4/12/2023	--	--	--	--
	A	8,904	8,902 (4)	--	$16.14	3/14/2024	--	--	--	--
	A	--	--	--	--	--	916 (4)	$5,890	--	--
	A	--	--	--	--	--	1,936 (4)	$12,448	--	--
	A	--	--	--	--	--	14,350 (4)	$92,271
	A	--	--	--	--	--	6,377 (4)	$41,004
	A	--	--	--	--	--	5,021 (4)	$32,285	--	--
	A	--	--	--	--	--	22,710 (4)	$146,025
	A	--	--	--	--	--	7,570 (4)	$48,675
S. Craig Tompkins	A	17,341	--	--	$15.97	3/22/2022	--	--	--	--
	A	19,921	--	--	$15.68	8/28/2022	--	--	--	--
	A	11,811	3,937 (5)	--	$16.44	4/11/2023	--	--	--	--
	A	8,929	8,928 (5)	--	$16.11	3/13/2024	--	--	--	--
	A	--	--	--	--	--	912 (5)	$5,864	--	--
	A	--	--	--	--	--	1,940 (5)	$12,474	--	--
	A	--	--	--	--	--	14,350 (5)	$92,271	--	--
	A	--	--	--	--	--	6,377 (5)	$41,004	--	--
	A	--	--	--	--	--	5,258 (5)	$33,809	--	--
	A	--	--	--	--	--	22,710 (5)	$146,025	--	--
	A	--	--	--	--	--	7,570 (5)	$48,675	--	--
Robert F. Smerling	A	17,341	--	--	$15.97	3/22/2022	--	--	--	--
	A	11,811	3,937 (6)	--	$16.44	4/11/2023	--	--	--	--
	A	8,929	8,928 (6)		$16.11	3/13/2024	--	--	--	--
	A	--	--	--	--	--	912 (6)	$5,864	--	--
	A	--	--	--	--	--	1,940 (6)	$12,474	--	--
	A	--	--	--	--	--	14,350 (6)	$92,271	--	--
	A	--	--	--	--	--	6,377 (6)	$41,004	--	--
	A	--	--	--	--	--	5,258 (6)	$33,809	--	--
	A	--	--	--	--	--	22,710 (6)	$146,025	--	--
	A	--	--	--	--	--	7,570 (6)	$48,675	--	--

(1)Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of April 16, 2021 or $6.43.

(2)11,873 options will vest on April 13, 2022;

22,365 options will vest on March 14, 2022, and 22,364 options will vest on March 14, 2023;

2,750 units will vest on April 13, 2022;

4,864 units will vest on March 14, 2022 and 4,863 units will vest on March 14, 2023;

12,837 units will vest on March 10, 2022, March 10, 2023, and March 10, 2024;

51,349 units will vest on March 10,2023;

6,438 units will vest on December 16, 2021;

7,764 units will vest on April 5, 2022, April 5, 2023, April 5, 2024,and April 5, 2025; and

31,056 units will vest on April 5, 2024.

(3)902 options will vest on April 12, 2022;

2,678 options will vest on March 13, 2022 and March 13, 2023;

209 units will vest on April 12, 2022;

582 units will vest on March 13, 2022, and March 13, 2023;

4,600 units will vest on March 10, 2022. 4659 units will vest on March 10, 2023 and March 10, 2024;

6,132 units will vest on March 10, 2023;

5,258 units will vest on December 14, 2021;

5,678 units will vest on April 5, 2022 and April 5, 2023. 5,677 units will vest on April 5, 2024 and April 5, 2025; and

7,570 units will vest on April 5, 2024.

(4)3,957 options will vest on April 13, 2022;

4,451 options will vest on March 14, 2022 and March 14, 2023;

916 units will vest on April 13, 2022;

968 units will vest on March 14, 2022, and March 14, 2023;

4,784 units will vest on March 10, 2022. 4,783 units will vest on March 10, 2023 and March 10, 2024;

6,377 units will vest on March 10, 2023;

5,021 units will vest on December 16, 2021;

5,678 units will vest on April 5, 2022 and April 5, 2023. 5,677 units will vest on April 5, 2024 and April 5, 2025; and

7,570 units will vest on April 5, 2024.

(5)3,937 options will vest on April 12, 2022;

4,464 options will vest on March 13, 2022, March 13, 2023;

912 units will vest on April 12, 2022;

970 units will vest on March 13, 2022 and March 13, 2023;

4,784 units will vest on March 10, 2022. 4,783 units will vest on March 10, 2023 and March 10, 2024;

6,377 units will vest on March 10, 2023;

5,258 units will vest on December 14, 2021;

5,678 units will vest on April 5, 2022 and April 5, 2023. 5,677 units will vest on April 5, 2024 and April 5, 2025; and

7,570 units will vest on April 5, 2024.

(6)3,937 options will vest on April 12, 2022;

4,464 options will vest on March 13, 2022, March 13, 2023;

912 units will vest on April 12, 2022;

970 units will vest on March 13, 2022 and March 13, 2023;

4,784 units will vest on March 10, 2022. 4,783 units will vest on March 10, 2023 and March 10, 2024;

6,377 units will vest on March 10, 2023;

5,258 units will vest on December 14, 2021;

5,678 units will vest on April 5, 2022 and April 5, 2023. 5,677 units will vest on April 5, 2024 and April 5, 2025; and

7,570 units will vest on April 5, 2024.

Option Exercises and Stock Vested

The following table contains information for our NEOs concerning the option awards that were exercised and stock awards that vested during the year ended December 31, 2020:

		Option Awards		Stock Awards
Name	Class	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Ellen M. Cotter	A	--	--	13,571	62,026
Gilbert Avanes	A	--	--	1,264	5,928
Margaret Cotter	A	--	--	3,870	17,653
S. Craig Tompkins	A	--	--	4,669	20,111
Robert F. Smerling	A	--	--	3,867	18,709

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our NEOs in connection with certain termination events, including a termination related to a change of control of the Company, as of December 31, 2020:

Certain Retirement Benefits. Robert F. Smerling and S. Craig Tompkins are entitled to certain retirement benefits as described above under the caption “Other Elements of Compensation, Other Retirement Plans.”

Option and RSU and PRSU Grants. All long-term incentive awards are subject to other terms and conditions set forth in the 2010 Stock Plan, the 2020 Stock Plan and award grants. In addition, individual grants include certain accelerated vesting provisions. In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have not been substituted. RSUs issued to our non-employee Directors provide for acceleration immediately upon a change of control.

Except as described above, no other NEOs currently have employment agreements or other arrangements providing benefits upon termination or a change of control. The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2020, assuming the transaction took place on December 31, 2020 at a price equal to the closing price of the Class A stock, which was of $5.02.

Name	Payable on upon Termination without Cause ($)				Payable on upon Termination in Connection with a Change in Control ($)			Payable Upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards(1)	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options(1)	Benefits Payable under Retirement Plans
Ellen M. Cotter	--	--	--	--	--	857,853	--	--
Gilbert Avanes	--	--	--	--	--	285,342	--	--
Margaret Cotter	--	--	--	--	--	295,578	--	--
S. Craig Tompkins	--	--	--	--	--	296,767	--	330,561(2)
Robert F. Smerling	--	--	--	--	--	296,767	--	464,905(3)

(1)Reflects the amount calculated by multiplying the number of unvested options and restricted shares by the closing price of our Common Stock as of December 31, 2020 or $5.02. Accelerated vesting is triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have not been substituted.

(2)Tompkins’s one-time retirement benefit is a single year payment based on the average of the two highest total cash compensation (bash salary plus cash bonus) years paid to Mr. Tompkins in the most recently completed five-year period, reduced by the retirement benefit paid to Mr. Tompkins from the Craig Corporation Key Personnel Retirement Plan in the amount of $197,060. The figure quoted in the table represents the average of total compensation paid for years 2017 and 2018.

(3)Mr. Smerling’s one-time retirement benefit is a single year payment based on the average of the two highest total cash compensation (bash salary plus cash bonus) years paid to Mr. Smerling in the most recently completed five-year period. The figure quoted in the table represents the average of total compensation paid for years 2016 and 2018.

Employment Agreements

 As of December 31, 2020, our NEOs had no employment agreements in place.

Compensation of Directors

During 2020, we paid our non-employee Directors a combination of (a) base annual cash fees for service as Directors; (b) base and special fees for service as members of standing and special committees; (c) base cash fees for service as Chairpersons of committees and (d) equity compensation for service as Directors in the form of restricted stock units and stock options, each of which are set forth in more detail below in the “Director Compensation Table.”

Director Compensation Table

The following table sets forth information concerning the compensation paid to Directors in 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation($)	Total ($)
Guy W. Adams	85,000(4)	69,998(2)	--	154,998
Dr. Judy Codding	75,000(5)	69,998(2)	--	144,998
Edward L. Kane	69,219(6)	69,998(3)	--	139,217
Douglas J. McEachern	85,000(7)	69,998(2)	--	154,998
Michael Wrotniak	75,784(8)	69,998(2)	--	145,779

(1)Fair value of the award computed in accordance with FASB ASC Topic 718. All awards were RSUs.

(2)The following table sets forth the number of RSUs outstanding on December 31, 2020 that were granted on December 16, 2020. These RSUs each represent one share of Class A Common Stock, and vest on December 16, 2021.

Guy W. Adams	15,021
Dr. Judy Codding	15,021
Douglas McEachern	15,021
Michael Wrotniak	15,021

(3)The following table sets forth the number of stock options outstanding on December 31, 2020 that were granted on December 16, 2020. These stock options each represent one share of Class A Common Stock, and vest on December 16, 2021.

Edward L. Kane	15,021

(4)Represents payment of Base Director Fee of $50,000, Executive Committee Chair Fee of $20,000 and Lead Technology and Cyber Risk Director Fee of $15,000.

(5)Represents payment of Base Director Fee of $50,000, Compensation Committee Member Fee of $7,500, Audit Committee Member Fee of $10,000, and Special Independent Committee Member Fee of $7,500.

(6)Represents payment of Base Director Fee of $50,000, Executive Committee Member Fee of $7,500, and pro-rated Lead Independent Director Fee of $11,718.

(7)Represents payment of Base Director Fee of $50,000, Audit Committee Chair Fee of $20,000, Compensation Committee member Fee of $7,500, and Special Independent Committee Member Fee of $7,500.

(8)Represents payment of Base Director Fee of $50,000, Audit Committee Member Fee of $10,000, and Compensation Committee Chair Fee of $15,000, and pro-rated Lead Independent Director Fee of $781.

2020 Director Compensation

Our Board requested our Compensation Committee to evaluate the Company's compensation policy for outside directors and to establish a plan that encompasses sound corporate practices consistent with the best interests of our Company. Our Compensation Committee periodically reviews, evaluates, revises and recommends the adoption of new compensation arrangements for executive and management officers and outside directors of our Company. In such matters, the Compensation Committee has retained the international compensation consulting firms of Willis Towers Watson in 2019 and earlier and AON beginning in 2020 as its advisors in this process and also relied on our outside legal counsel, Greenberg Traurig, LLP.

After input was received, reviewed, discussed and considered by our Compensation Committee in 2019, including peer group data compiled by Willis Towers Watson regarding the base fee and equity awards for Directors, our Compensation Committee recommended and our Board authorized that the following compensation for our non-employee directors for 2020 through the director terms that ended on December 8, 2020, the date of our 2020 Annual Meeting:

•The Board Base Director fee remains at $50,000.

•The committee Chair retainers remain at $20,000 for our Audit Committee and our Executive Committee and $15,000 for our Compensation Committee.

•The committee member fees remain at $7,500 for our Audit and Executive Committees and $5,000 for our Compensation Committee.

•The Lead Independent Director fee remain at $12,500.

•The Lead Technology and Cyber Risk Director fee was set at $15,000.

Upon the election of our Board on December 8, 2020, and after input was received, reviewed, discussed and considered by our Compensation Committee, including peer group data compiled by AON regarding the base fee and equity awards for Directors, our Compensation Committee recommended and our Board authorized the same directors fees as above, but added an annual retainer for the Special Independent Committee of $7,500 for any member.

In support of our Company’s liquidity management efforts, in December 2020, each of our outside directors deferred receipt of their first quarter 2021 base director fees and committee retainers until a later period.

Our Compensation Committee intends to reevaluate Board compensation in connection with our 2021 Annual Meeting. Further, due to the fact that our 2019 Annual Meeting was held just six months after our 2018 Annual Meeting, the Directors reduced the RSU grant for that year from $70,000 to $35,000. These RSUs vested on May 6, 2020, the anniversary of our 2019 Annual Meeting. However, in 2020, our Annual Meeting of Stockholders was held December 8, 2020, nineteen months after our 2019 Annual Meeting. This resulted in an approximately seven month period when no director equity grants were issued. Our Compensation Committee and our Board intend to address potential equity grant adjustments to address these and other issues in conjunction with the 2021 Annual Meeting.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 401(b) of Regulation S-K and based on such review and discussions, has recommended to our Board that the foregoing “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Respectfully submitted, Michael Wrontiak, Chair Dr. Judy Codding Douglas McEachern

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K/A, in whole or in part, the Compensation Report above shall not be incorporated by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2020, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	418,435(2)	13.87	--
Restricted Stock Units	--	--	1,630,123(3)
Total	418,435	13.87	1,630,123

(1)Our 2010 Stock Plan and 2020 Stock Plan.

(2)Represents outstanding stock option awards only.

(3) Our 2020 Stock Plan permits the awards of incentive stock options, nonstatutory stock options, stock bonuses, rights to acquire restricted stock, stock appreciation rights (“SARs”) and RSUs. The total number reflected here relates to all types of these awards, even though at the present time, our Compensation Committee is only awarding RSUs and PRSUs. That can change in the discretion of our Compensation Committee or our Board.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the beneficial ownership information with respect to certain of our shares on April 16, 2021 by:

•Class A Stock and Class B Stock of each of our Directors;

•Class A Stock and Class B Stock of each of our current NEOs set forth in the Summary Compensation Table of this Form 10-K/A;

•each person known to us to be the beneficial owner of more than 5% of our Class B Stock; and

•Class A Stock and Class B Stock of all of our Directors and executive officers as a group.

Except as noted, and except pursuant to applicable community property laws, we believe that each beneficial owner has sole voting power and sole investment power with respect to the shares shown. An asterisk (*) denotes beneficial ownership of less than 1%.

	Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEOs
Ellen M. Cotter (2)(7)	2,905,238	14.3%	1,173,888	69.8%
Guy W. Adams	15,518	*	--	--
Dr. Judy Codding	20,518	*	--	--
Margaret Cotter (3)(7)	2,865,151	14.2%	1,158,988	69.0%
Edward L. Kane	17,000	*	--	--
Douglas J. McEachern	28,818	*	1,000	*
Michael Wrotniak	33,018	*	--	--
Gilbert Avanes (4)	20,793	*	--	--
Robert F. Smerling (5)	54,595	*	--	--
S. Craig Tompkins (6)	126,745	*	--	--

Greater than 5% Stockholders
James J. Cotter Living Trust (7) 2818 Dumfries Road Los Angeles, CA 90064	1,552,649	7.7%	696,080	41.4%
Estate of James J. Cotter, Sr. (Deceased) (7) 2818 Dumfries Road Los Angeles, CA 90064	326,800	*	427,808	25.5%
Mark Cuban(8) 2931 Elm Street Dallas, Texas 75226	--	--	210,572	12.5%
GAMCO(9) One Corporate Center Rye, New York 10580	--	--	96,246	5.7%
All Directors and executive officers as a group (12 persons)(10)	4,279,579	20.9%	1,209,988	72.0%

(1)Percentage ownership is determined based on 20,129,029 shares of Class A Stock and 1,680,590 shares of Class B Stock outstanding as of April 16, 2021. Beneficial ownership has been determined in accordance with SEC rules. Shares subject to (i) options, RSUs or PRSUs that are currently exercisable or that have vested, or that will become exercisable or have vested within 60 days, and (ii) RSUs and PRSU’s that will vest within 60 days, following the date as of which this information is provided, and not subject to repurchase as of that date, which are indicated by footnote, are deemed to be beneficially owned by the person holding the options, RSUs or PRSUs and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Stock shown includes 132,373 shares subject to stock options as well as 790,665 shares held directly. The Class A Stock shown also includes 102,751 shares held by the Cotter Foundation. Ellen M. Cotter is a Co-trustee of the Cotter Foundation and, as such, is deemed to beneficially own such shares. Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares. The Class A Stock shown also includes 326,800 shares that are part of the Cotter Estate that is being administered in the State of Nevada. On December 22, 2014, the District Court of Clark County, Nevada, appointed Ellen M. Cotter and Margaret Cotter as co-executors of the Cotter Estate. As such, Ellen M. Cotter would be deemed to beneficially own such shares. The shares of Class A Stock shown also include 1,552,649 shares held by the Cotter Living Trust. See footnote 8 to this table for information regarding beneficial ownership of the shares held by the Cotter Living Trust. As Co-Trustees of the Cotter Living Trust, Ellen M. Cotter and Margaret Cotter would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote 8. The Class B Stock shown includes 50,000 shares held directly. Together Ellen M. Cotter and Margaret Cotter beneficially own 1,208,988 shares of Class B Stock, or 71.9% of the outstanding Class B Stock.

(3)The Class A Stock shown includes 38,119 shares subject to stock options as well as 759,876 shares held directly. The Class A Stock shown also includes 84,956 shares held by the James J. Cotter Education Trust #1. Margaret Cotter is sole Trustee of the James J. Cotter Education Trust #1 and, as such, is deemed to beneficially own such shares. Ms. Cotter disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares. The Class A Stock shown includes 326,800 shares of Class A Stock that are part of the Cotter Estate. As Co-Executor of the Cotter Estate, Ms. Cotter would be deemed to beneficially own such shares. The shares of Class A Stock shown includes 1,552,649 shares held by the Cotter Living Trust. See footnote 8 for information regarding beneficial ownership of the shares held by the Living Trust. As Co-Trustees of the Living Trust, Ellen M. Cotter and Margaret Cotter would be deemed to beneficially own such shares depending upon the outcome of the matters described in footnote 8. The Class B Stock shown includes 35,100 shares held directly. Together, Margaret Cotter and Ellen M. Cotter beneficially own 1,208,988 shares of Class B Stock, or 71.9% of the outstanding Class B Stock. The Class A Stock showing also includes 102,751 shares held by the Cotter Foundation, of which Ellen M. Cotter, Margaret Cotter and James J. Cotter, Jr., are Co-Trustees.

(4)The Class A Stock shown includes 12,039 shares subject to stock options.

(5) The Class A Stock shown includes 38,081 shares subject to stock options.

(6)The Class A Stock shown includes 12,918 shares held directly, 58,002 shares subject to stock options. The Class A Stock shown also includes 55,825 shares held by various retirement accounts, and as such Craig Tompkins is deemed to beneficially own such shares.

(7)On June 5, 2013, the Declaration of Trust establishing the Cotter Living Trust was amended and restated (the"2013 Restatement") to provide that, upon the death of James J. Cotter, Sr., the Trust's share of Class B Stock were to be held in a separate trust, to be known as the "Cotter Voting Trust," for the benefit of the grandchildren of Mr. Cotter, Sr. Mr. Cotter, Sr. passed away on September 13, 2014. The 2013 Restatement also names Margaret Cotter the sole trustee of the Cotter Voting Trust and names James J. Cotter, Jr. as the first alternate trustee in the event that Ms. Cotter is unable or unwilling to act as trustee. The trustees of the Cotter Living Trust, as of the 2013 Restatement, were Ellen M. Cotter and Margaret Cotter. The information in the table reflects direct ownership of the 696,080 shares of Class B Stock by the Cotter Living Trust in accordance with the Company's stock register and beneficial ownership of such shares as being held by each of the two Co-Trustees, Ellen M. Cotter and Margaret Cotter, who, are deemed to share voting and investment power of the shares held by the Cotter Living Trust. In its ruling on March 23, 2018, the California Superior Court established that Ellen M. Cotter and Margaret Cotter are the Co-Trustees of the Cotter Living Trust, and that Margaret Cotter is the sole Trustee of the Cotter Living Trust, and that Mr. Cotter, Jr., is not a trustee of either trust.

(8) Based on Mr. Cuban's Schedule 13D/A filed with the SEC on April 9, 2020.

(9) Based on GAMCO Investors, Inc.’s Schedule 13D filed with the SEC on December 22, 2017, on behalf of Mario J. Gabelli (“Mario Gabelli”) and various entities which Mario Gabelli directly or indirectly controls or for which he acts as Chief Investment Officer.

(10) The Class A Stock shown includes 383,376 shares subject to stock options currently exercisable or exercisable within 60 days.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The members of our Audit Committee are Directors Douglas McEachern, who serves as Chairperson, Dr. Judy Codding and Michael Wrotniak. Management presents all potential related party transactions to the Audit Committee for review. Our Audit Committee reviews whether a given related party transaction is beneficial to our Company, and approves or bars the transaction after a thorough analysis. Only Committee members disinterested in the transaction in question participate in the determination of whether the transaction may proceed. See the discussion entitled “Review, Approval or Ratification of Transactions with Related Persons” for additional information regarding the review process.

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC ("SHC") regarding the master leasing, with certain options to purchase the underlying ground lease interests, of four cinemas located in Manhattan including our current Village East and Cinemas 1, 2, 3 theaters. In connection with that transaction, we also agreed (i) to lend certain amounts to SHC to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and (ii) to manage the 86th Street Cinema on a fee basis. SHC is a limited liability company owned in equal shares by the Cotter Estate and a third party.

As previously reported, over the years, we sold our interests in two of the cinemas subject to that master lease to third parties and acquired the fee interest in the land underlying the Cinemas 1, 2, 3. The lease underlying the 86th Street Cinema expired in 2019, and that cinema has been closed. Accordingly, our Village East is the only cinema that remains subject to the master lease. As the land underlying the Village East is owned by a third party, our relationship with SHC is that of a subtenant. Our rent paid to SHC for that cinema has been fixed at $590,000 for each of the past three years. However, due to COVID-19 Pandemic that the Village East was closed for most of 2020, and the rent commencing in April 2020 was deferred with respect to remainder of 2020 and for this first quarter of 2021. We have agreed with SHC that we will pay this deferred amount on or before July 1, 2021. During the fiscal years 2018 through 2020, we received management fees from the 86th Street Cinema of $0, $45,000, $172,000, respectively.

In 2005, we acquired (i) from a third party, the fee interest in the land underlying the Cinemas 1,2,3 and (ii) from SHC, its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2, 3. In connection with that transaction, we granted to SHC an option to acquire at our cost a 25% interest in the special purpose entity, Sutton Hill Properties, LLC ("SHP"), formed to acquire these fee, leasehold and improvements interests. On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP's liabilities. Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through (i) cash flow from the Cinemas 1, 2, 3, (ii) borrowings from third parties, and (iii) pro-rata contributions from the members. We manage the Cinemas 1,2,3, pursuant to a management agreement described below.

Our master lease of the Village East has been extended three times, on June 29, 2000, March 12, 2020 and, most recently, on March 29, 2021, and now terminates on January 1, 2023. On August 28, 2019, we exercised our option under the master lease to acquire SHC’s interest in the ground lease underlying that master lease for $5.9 million. That option was originally scheduled to close on May 31, 2021, but was extended on March 29, 2021 to January 1, 2023. We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities.

In 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 governing the management of the Cinemas 1,2,3. The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP to fund approximately $750,000 (the "Renovation Funding Amount") of renovations to Cinemas 1,2,3. In consideration of our funding of the renovations, our annual management fee was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1,2,3 over the average annual positive cash flow of the Cinemas 1,2,3 over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee (the "Improvements Fee"). Under the amended management agreement, we retained ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas 1,2,3 upon the termination of the management agreement. The amendment also provided that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations. In 2019 and 2018 we charged Improvements Fees of $96,000 and $425,000. Our management fees calculated net of the Improvements Fee, for 2020, 2019, and 2018 were $147,000, $161,000, and $198,000, respectively.

On November 6, 2020, we and SHP further amended the management agreement to terminate the Improvements Fee in consideration of a one-time payment to us of $112,500, and the reimbursement in full of the Renovation Funding Amount, and transferred to SHC all of our ownership rights in the renovation assets.

On August 31, 2016, we secured a three-year, $20.0 million mortgage loan with Valley National Bank. On March 13, 2020, we refinanced the loan to $25.0 million which now matures on April 1, 2022 with two six-month options to extend through April 1, 2023. The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company. SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC's membership interest in SHP).

On October 1, 2020, SHP made a distribution of $1.0 million, paying $750,000 to our Company and $250,000 to SHC. During the period March 1, 2021 to March 5, 2021, SHP loaned our Company the amount of $2.0 million, which has been fully repaid together with interest of $1,181 (representing an interest rate of 4.5%).

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

Shadow View Land and Farming, LLC

During 2012, Mr. Cotter, Sr., our former Chair, Chief Executive Officer and controlling stockholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of an approximately 202-acre parcel of undeveloped land in Coachella, California and to cover his 50% share of certain costs associated with that acquisition.  This land is held in Shadow View Land and Farming, LLC ("Shadow View"), which is owned 50% by our Company, and which is accounted for as a consolidated subsidiary of our Company.  The other 50% interest in Shadow View is owned by the Cotter Estate.  We are the managing member of Shadow View, with oversight provided by our Audit and Conflicts Committee.   These services have been provided without compensation.

As managing member, we have from time to time made capital contributions to Shadow View and have funded on an interim basis certain operating and other costs.  Our capital contributions have been matched by the Cotter Estate, and the Cotter Estate has, upon billing, paid its 50% share of all such interim costs.

We are advised that Director Guy Adams, separate from his roles with our Company, historically performed certain consulting services for Mr. Cotter, Sr. With respect to Mr. Cotter's investment in Shadow View (and other unrelated properties), Mr. Adams was to receive a 5% carried interest in any profits realized by the Cotter Estate calculated after recovery of the Cotter Estate's investment in Shadow View plus 100% return thereon. Any claims by Mr. Adams for payment would be made to the Cotter Estate.

On March 5, 2021, Shadow View sold this land for $11.0 million, and distributed the net proceeds to its members, including the Company, and is currently in the process of bring wound up and liquidated.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee has adopted a written charter, which includes responsibility for approval of "Related Party Transactions." Under its charter, our Audit Committee performs the functions of the "Conflicts Committee" of our Board and is delegated responsibility and authority by our Board to review, consider and negotiate, and to approve or disapprove on behalf of the Company the terms and conditions of any and all Related Party Transactions (defined below) with the same effect as though such actions had been taken by our full Board. Any such matter requires no further action by our Board in order to be binding upon the Company, except in the case of matters that, under applicable Nevada law, cannot be delegated to a committee of our Board and must be determined by our full Board. In those cases where the authority of our Board cannot be delegated, the Audit Committee nevertheless provides its recommendation to our full Board.

As used in our Audit Committee's Charter, the term "Related Party Transaction" means any transaction or arrangement between the Company on one hand, and on the other hand (i) any one or more directors, executive officers or stockholders holding more than 5% of the voting power of the Company (or any spouse, parent, sibling or heir of any such individual), or (ii) any one or more entities under common control with any one of such persons, or (iii) any entity in which one or more such persons holds more than a 10% interest. Related Party Transactions do not include matters related to employment or employee compensation related issues.

The charter provides that our Audit Committee review transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, our Audit Committee takes into account, among other factors it deems appropriate:

•the approximate dollar value of the amount involved in the transaction and whether the transaction is material to us;

•whether the terms are fair to us, have resulted from arm's length negotiations and are on terms at least as favorable as would apply if the transaction did not involve a related person;

•the purpose of, and the potential benefits to us of, the transaction;

•whether the transaction was undertaken in our ordinary course of business;

•the related person's interest in the transaction, including the approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;

•required public disclosure, if any; and

•any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director Independence and Board Oversight Structure

Our Company has elected to take advantage of the "controlled company" exemption under applicable listing rules of the Nasdaq Capital Stock Market (the "Nasdaq Listing Rules"). Accordingly, our Company is exempted from the requirement to have a board of directors composed of at least a majority of independent directors, as that term is defined in the Nasdaq Listing Rules and SEC Rules ("Independent Directors") and to have an independent nominating committee and Independent Compensation Committee. Nevertheless, our Board has for many years had a majority of Independent Directors. In determining who is an Independent Director, we follow the definition in section 5605(a)(2) of the Nasdaq Listing Rules. Under such rules, we consider the following directors to be independent: Guy Adams, Dr. Judy Codding, Edward L. Kane, Douglas McEachern and Michael Wrotniak. Our Board annually reviews the independence of our directors.

Our Board has (i) adopted a best practices charter for our Compensation Committee, (ii) adopted a best practices charter for our Audit Committee, (iii) completed, with the assistance of compensation consultants Willis Towers Watson and AON and outside counsel Greenberg Traurig, LLP, annual reviews of our compensation practices, in order to bring them into alignment with current best practices, (iv) adopted a Code of Business Conduct and Ethics, (v) adopted a Supplemental Insider Trading Policy restricting trading in our stock by our Directors and executive officers, (vi) adopted an Anti-Discrimination, Anti-Harassment and Anti-Bullying policy, (vii) updated our Whistleblower Policy, and (viii) adopted a Stock Ownership Policy, setting out minimum stock ownership levels for our directors and senior executives.

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

Our Board also has a Special Independent Committee comprised of Directors Dr. Judy Codding and Douglas McEachern to, among other things, review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving, or responding to the litigation between Ms. Ellen Cotter and Ms. Margaret Cotter relating to the management of the Cotter Living Trust and the Reading Voting Trust and the voting and disposition of the Class B Stock held by the Cotter Living Trust and to be held by the Reading Voting Trust, and any other litigation or arbitration matters involving any one or more of Ms. Ellen Cotter, Ms. Margaret Cotter, Mr. James J. Cotter, Jr., the Cotter Estate and/or the Cotter Living Trust. This committee was formed due to the potential impact of such matters on the control of our Company. This litigation is described in greater detail in the 2020 Form 10-K.

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

Item 14 – Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2020, and are expected to have a representative present at the Annual Meeting, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Forms 10-Q provided by Grant Thornton LLP for 2020 and 2019 was approximately $1,024,000 and $982,600, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2020 and 2019.

Tax Fees

Grant Thornton LLP did not provide us any professional services for tax compliance, tax advice, or tax planning in 2020 or 2019.

All Other Fees

Grant Thornton LLP did not provide us any products or services for 2020 or 2019, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval. Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2020 and 2019.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

The information required by this Item is set forth in the Exhibit Index that precedes the signature page to this Form 10-K/A.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2017, filed on March 16, 2018, and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K (file no. 1-8625) filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K (file no. 1-8625) dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 (No. 333-162581) dated October 20, 2009, and incorporated herein by reference.
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.6 to the Company’s report on Form 10-K (file no. 1-8625) dated March 31, 2021 and incorporated herein by reference.
10.1*	Restated 2010 Stock Incentive Plan, as of November 7, 2017	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2017, filed on March 16, 2018, and incorporated herein by reference.
10.2*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Unit Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 (No. 333-167101) dated May 26, 2010, and incorporated herein by reference.
10.3*	Form of Restricted Stock Unit Agreement (with Grant Notice)(Employees/Executive Officers/Contractors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.1 to the Company’s report on Form 10-K (file no. 1-8625) dated March 31, 2020, and incorporated herein by reference.
10.4*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.2 to the Company’s report on Form 10-K (file no. 1-8625) dated March 31, 2020, and incorporated herein by reference.
10.5*	Form of Stock Option Agreement (Non-Directors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.3 to the Company’s report on Form 10-K (file no. 1-8625) dated March 31, 2020, and incorporated herein by reference.
10.6*	2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on November 6, 2020, and incorporated herein by reference.
10.7*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.7 to the Company’s report on Form 10-K (file no. 1-8625) dated March 31, 2021, and incorporated herein by reference.
10.8*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.8 to the Company’s report on Form 10-K (file no. 1-8625) dated March 31, 2021, and incorporated herein by reference.
10.9*	Form of Stock Option Agreement (Director) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.9 to the Company’s report on Form 10-K (file no. 1-8625) dated March 31, 2021, and incorporated herein by reference.

10.10	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2002, and incorporated herein by reference.
10.11	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K (file no. 1-8625) filed on September 21, 2005, and incorporated herein by reference.
10.12	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K (file no. 1-8625) filed on September 21, 2005, and incorporated herein by reference.
10.13	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K (file no. 1-8625) for the year ended December 31, 2010, and incorporated herein by reference.
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

Filed as Exhibit 10.2 to the Company’s report on Form 8-K (file no. 1-8625) dated February 5, 2007, and incorporated herein by reference.
10.16	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2015,, filed on April 29, 2016 and incorporated herein by reference.
10.17	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.18	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.19	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.20	Amendment Letter dated August 6, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.21	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2015, filed on April 29, 2016, and incorporated herein by reference.
10.22	Guarantee & Indemnity dated May 21, 2015, among certain affiliates of the Company in favor of Westpac New Zealand Limited.	Filed as Exhibit 10.3.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.23	Westpac Corporate Credit Facility Extension Letter dated December 20, 2018, among Westpac New Zealand Limited, Reading Courtenay Central Limited and certain affiliates of the Company.	Filed as Exhibit 10.3.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.24	Letter of Variation dated July 27, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.25	Letter of Variation dated September 15, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.in by reference.
10.26

Second Amended and Restated Credit Agreement dated March 6, 2020, among Consolidated Amusement Holdings, LLC, certain affiliates of the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

Filed as Exhibit 10.2.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.27

Waiver and First Amendment to Second Amended and Restated Credit Agreement dated May 15, 2020, among Consolidated Amusement Holdings, LLC, certain affiliates of the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.28	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.

10.29	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.30	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.31	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.32	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.33	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.34	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.35	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.36	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020 and incorporated herein by reference.
10.37*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.77 to the Company’s report on Form 10-Q (file no. 1-8625) for the period ended September 30, 2008, and incorporated herein by reference.
10.38	OBI Termination and Release Agreement	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016, and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2016, filed on March 13, 2017, and incorporated herein by reference.
21	List of Subsidiaries,	Filed as Exhibit 21 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021, and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021, and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2021.	Filed as Exhibit 31.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021, and incorporated herein by reference.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2021.	Filed as Exhibit 31.2 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021, and incorporated herein by reference.
31.3+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2021.	N/A
31.4+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2021.	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed asExhibit 32.1 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021, and incorporated herein by reference.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.2 to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021, and incorporated herein by reference.

101.INS	XBRL Instance Document	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021
101.SCH	XBRL Taxonomy Extension Schema	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021
101.CAL	XBRL Taxonomy Extension Calculation	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021
101.DEF	XBRL Taxonomy Extension Definition	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021
101.LAB	XBRL Taxonomy Extension Labels	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021
101.PRE	XBRL Taxonomy Extension Presentation	Incorporated by reference to the Company's Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2020, filed on March 31, 2021
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	N/A

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	April 30, 2021	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)