Form 10-Q
period 2021-03-31
READING INTERNATIONAL INC
filed 2021-05-17
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2021, there were 20,128,813 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$40,920	$26,826
Receivables	2,492	2,438
Inventory	896	1,059
Prepaid and other current assets	5,142	8,414
Land and property held for sale	30,510	17,730
Total current assets	79,960	56,467
Operating property, net	317,153	353,125
Operating lease right-of-use assets	213,625	220,503
Investment and development property, net	9,728	11,570
Investment in unconsolidated joint ventures	4,896	5,025
Goodwill	27,449	28,116
Intangible assets, net	3,997	3,971
Deferred tax asset, net	3,318	3,362
Other assets	7,904	8,030
Total assets	$668,030	$690,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$44,520	$38,877
Film rent payable	2,342	2,473
Debt - current portion	1,606	41,459
Subordinated debt - current portion	685	840
Derivative financial instruments - current portion	218	218
Taxes payable - current	7,386	82
Deferred revenue	9,473	10,133
Operating lease liabilities - current portion	22,983	22,699
Other current liabilities	3,742	3,826
Total current liabilities	92,955	120,607
Debt - long-term portion	211,836	213,779
Derivative financial instruments - non-current portion	152	212
Subordinated debt, net	26,561	26,505
Noncurrent tax liabilities	13,229	13,070
Operating lease liabilities - non-current portion	205,723	212,806
Other liabilities	21,824	22,017
Total liabilities	572,280	608,996
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,056,735 issued and 20,120,625 outstanding at March 31, 2021 and 33,004,717 issued and 20,068,607 outstanding at December 31, 2020	232	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2021 and December 31, 2020	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	150,332	149,979
Retained earnings/(deficits)	(25,588)	(44,553)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	9,957	12,502
Total Reading International, Inc. stockholders’ equity	94,543	77,769
Noncontrolling interests	1,207	3,404
Total stockholders’ equity	95,750	81,173
Total liabilities and stockholders’ equity	$668,030	$690,169

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue
Cinema	$18,115	$46,310
Real estate	3,192	2,918
Total revenue	21,307	49,228
Costs and expenses
Cinema	(21,882)	(42,292)
Real estate	(2,655)	(2,760)
Depreciation and amortization	(5,650)	(5,270)
General and administrative	(5,097)	(5,945)
Total costs and expenses	(35,284)	(56,267)
Operating income (loss)	(13,977)	(7,039)
Interest expense, net	(4,363)	(1,789)
Gain (loss) on sale of assets	46,545	—
Other income (expense)	1,641	(218)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	29,846	(9,046)
Equity earnings of unconsolidated joint ventures	(50)	78
Income (loss) before income taxes	29,796	(8,968)
Income tax benefit (expense)	(7,728)	3,013
Net income (loss)	$22,068	$(5,955)
Less: net income (loss) attributable to noncontrolling interests	3,103	(80)
Net income (loss) attributable to Reading International, Inc. common shareholders	$18,965	$(5,875)
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.87	$(0.27)
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.86	$(0.27)
Weighted average number of shares outstanding–basic	21,761,307	21,752,371
Weighted average number of shares outstanding–diluted	22,170,268	22,119,621

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$22,068	$(5,955)
Foreign currency translation gain (loss)	(2,657)	(15,698)
Gain (loss) on cash flow hedges	61	(214)
Other	51	33
Comprehensive income (loss)	19,523	(21,834)
Less: net income (loss) attributable to noncontrolling interests	3,103	(80)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(18)
Comprehensive income (loss) attributable to Reading International, Inc.	$16,420	$(21,736)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities
Net income (loss)	$22,068	$(5,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	50	(78)
Distributions of earnings from unconsolidated joint ventures	—	229
Gain recognized on foreign currency transactions	(2,370)	—
(Gain) Loss on sale of assets	(46,545)	—
Amortization of operating leases	5,607	5,028
Amortization of finance leases	12	39
Change in operating lease liabilities	(5,486)	(4,833)
Interest on hedged derivatives	—	—
Change in net deferred tax assets	—	471
Depreciation and amortization	5,650	5,270
Other amortization	334	217
Stock based compensation expense	464	335
Net changes in operating assets and liabilities:
Receivables	167	3,867
Prepaid and other assets	2,544	(4,027)
Payments for accrued pension	(171)	(171)
Accounts payable and accrued expenses	6,748	(3,552)
Film rent payable	(107)	(4,821)
Taxes payable	7,627	(49)
Deferred revenue and other liabilities	(366)	(642)
Net cash provided by (used in) operating activities	(3,774)	(8,672)
Investing Activities
Purchases of and additions to operating and investment properties	(1,663)	(9,804)
Proceeds from sale of assets	65,569	—
Net cash provided by (used in) investing activities	63,906	(9,804)
Financing Activities
Repayment of borrowings	(42,552)	(22,733)
Repayment of finance lease principal	(12)	(40)
Proceeds from borrowings	2,337	84,648
Capitalized borrowing costs	(75)	(270)
Repurchase of Class A Nonvoting Common Stock	—	(671)
(Cash paid) proceeds from the settlement of employee share transactions	(111)	(29)
Noncontrolling interest distributions	(5,300)	—
Net cash provided by (used in) financing activities	(45,713)	60,905
Effect of exchange rate changes on cash and cash equivalents	(325)	329
Net increase (decrease) in cash and cash equivalents	14,094	42,758
Cash and cash equivalents at January 1	26,826	12,135
Cash and cash equivalents at March 31	$40,920	$54,893
Supplemental Disclosures
Interest paid	$4,306	$2,381
Income taxes (refunded) paid	(3,500)	1,426
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	3,883	5,671

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

Business Segments

Reported below are the operating segments of our Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of our Company. As part of our real estate activities, we hold undeveloped land in urban and suburban centers in the United States, Australia, and New Zealand. In the first quarter of 2021, we sold our undeveloped land in Coachella, California, and Manukau, New Zealand.

The table below summarizes the results of operations for each of our business segments for the quarter ended March 31, 2021 and 2020, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Revenue:
Cinema exhibition	$18,115	$46,310
Real estate	3,323	4,602
Inter-segment elimination	(131)	(1,684)
	$21,307	$49,228
Segment operating income (loss):
Cinema exhibition	$(8,275)	$(2,654)
Real estate	(1,368)	187
	$(9,643)	$(2,467)

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Segment operating income (loss)	$(9,643)	$(2,467)
Unallocated corporate expense
Depreciation and amortization expense	(231)	(192)
General and administrative expense	(4,103)	(4,380)
Interest expense, net	(4,363)	(1,789)
Equity earnings of unconsolidated joint ventures	(50)	78
Gain (loss) on sale of assets	46,545	—
Other income (expense)	1,641	(218)
Income (loss) before income tax expense	$29,796	$(8,968)

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of our Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that our Company controls, and should be read in conjunction with our Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020 (“2020 Form 10-K”). All significant intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

New Accounting Standards and Accounting Changes

1)In the fourth quarter of 2020, we adopted certain practical expedients provided by ASU 2020-04 Reference Rate Reform (Topic 848). This new guidance contains optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. We have elected certain expedients which permit us to i) continue the method of assessing hedge effectiveness such that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument and ii) to continue to assert probability of the relevant hedged interest payments regardless of any expected modification in terms related to reference rate reform.

The guidance allows for different expedient elections to be made at different points in time, and to this end the Company intends to reassess its elections of such expedients as and when alternations become necessary

2)On April 8, 2020, the FASB released FASB Staff Q&A Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. This provides optional relief when accounting for modifications to leases obtained as a result of COVID-19 which otherwise would have required full modification assessment under ASC 842. Where we have obtained rent concessions from our landlords, or provided concessions to our tenants, we have elected not to perform the standard Topic 842 modification evaluation where the concession does not result in the total consideration required by the contract being substantially less than the total consideration originally required by the contract. Under the guidance, where we have received or provided deferrals of rent, we have recorded the deferrals as receivables or payables, and where we have received or provided abatements, we have recorded these as variable rents in the consolidated statements of income.

3)In the second quarter of 2020, in order to account for certain wage subsidies received from the Australian and New Zealand governments, we adopted International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The aim of these Australian and New Zealand government subsidies is to protect as many jobs as possible during the COVID-19 Pandemic by subsidizing the wages of employees, using the administrative capabilities of employers to forward such subsidies to their employees. The subsidies are not loans to employees or employers. U.S. GAAP has no codified accounting guidance concerning the measurement and presentation of such government grants, and in lieu of such guidance, common practice is to refer to IAS 20. IAS 20 permits entities to account for government grants on a gross basis, showing grants receivable as income and the associated expense as costs, or on a net basis, by deducting the grant from the related expense. The nature of the wage subsidies is such that, without them, our Company would likely have reduced its wages and salaries expense through the termination of certain employees. In order to faithfully present the transaction, our Company has therefore elected to present wages and salaries expense net of government grants. The impacted wages and salaries costs are contained within ‘other operating expenses’ and ‘general and administrative expenses’ in our cinema and real estate segments. For the three months to March 31, 2021, we have received subsidies totaling AU$2.8 million ($US 2.2 million). For the three months to March 31, 2021, no subsidies were received in New Zealand as that subsidy program finished in 2020. No subsidies were received in the first three months of 2020. There are no unfulfilled conditions or contingencies relating to these subsidies as at March 31, 2021.

4)On January 1, 2020, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance removes the second step of the two-step impairment test for measuring goodwill and is to be applied on a prospective basis only. Adoption of this standard has no material effect on our consolidated financial statements.

5)On January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This new guidance replaces the incurred loss impairment methodology under prior GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We have no history of significant bad debt losses and as such adoption of this standard has no material effect on our consolidated financial statements.

Note 3 – Impact of COVID-19 Pandemic and Liquidity

General

On March 11, 2020, the World Health Organization (“WHO”) declared the novel coronavirus, COVID-19, a global pandemic. Following the date of this declaration, many jurisdictions imposed various restrictions on “non-essential” activities. In the jurisdictions in which we operate, these restrictions typically included closure of all business deemed “non-essential” (including movie-theaters and most other indoor forms of entertainment), and that all “non-essential” workers, and all members of the public, remain in their homes. As a result, in March 2020 we temporarily closed all of our live theatres and cinema operations in the U.S., Australia and New Zealand. Operating restrictions adopted in Australia and New Zealand also affected many of our tenants at our retail shopping centers.

In the second to fourth quarters of 2020, and continuing into 2021, some jurisdictions have relaxed their COVID-19 restrictions. However, some of these same jurisdictions are, to varying degrees reinstating their lockdowns due to the resurgence of COVID-19. Accordingly, the situation has been, and continues to be, uncertain. Even where businesses have been allowed to reopen, operational limitations on density, hours of operation, and other operating factors, and varying degrees of public concern about interacting with third parties, are impacting the return to normal operations. Vaccination programs are now rolling out in the jurisdictions in which we operate, but periodic closures and limitations on operating activities are expected to continue until the COVID-19 spread is considered materially contained. No assurances can be given as to when material containment within each of the jurisdictions that affect our business will be achieved.

Cinema Segment Ongoing Impact

As of March 31, 2021, we had reopened 19 of our 24 cinemas in the U.S. Our Consolidated Theatre at the Kahala Mall in Honolulu, which was closed for a complete renovation prior to the start of the pandemic closures, remains closed as those renovations have been delayed due to COVID-19. We will open the remaining four cinemas when Management determines it is operationally expedient to do so. In the second quarter of 2020, we reopened all the cinemas in our New Zealand circuit except for our Reading Cinemas at Courtenay Central (which continues to be closed due to seismic concerns which predated the pandemic), with social distancing measures in place. Government imposed social distancing requirements were discontinued in New Zealand on June 8, 2020. In June and July 2020, we reopened all our Australia circuit with social distancing measures in place. While most Australian states have removed social distancing measures, some states are maintaining capacity restrictions. Certain locations in Australia and New Zealand have been, and may in the future be, subject to short local lockdowns in instances where community transition of the virus has spread, but these have been isolated to individual areas. The need to address COVID-19 by reducing our operating costs and capital expenditures additionally delays the timing of the return to full operation of our Courtenay Central cinema anchored shopping center.

We are encouraged by the global performance of certain movies released in March and April 2021, which produced attendances and revenues that, while less than 2019 pre-COVID-19 levels, in our view show signs that the general public wants to enjoy movies in a movie theater environment. Despite this, COVID-19 continues to adversely impact our business by reducing our seating capacities, increasing our costs of operation due to the need for the implementation of enhanced cleaning protocols, deterring some potential customers from sharing entertainment spaces with third parties, and deterring film distributors from releasing their films to exhibitors. While we have confidence in the movies anticipated for release in 2021 and 2022, there can be no assurances that the timing of these releases will not be materially rescheduled by movie studios. Such rescheduling may push the related revenues into later quarters, and in circumstances where a movie is released to streaming on the same day as the theaters, also have the effect of reducing our potential patronage.

Real Estate Segment Ongoing Impact

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

Liquidity Impact

The closure of our global cinemas led to a significant decrease in our Company’s revenues and earnings for the year ended December 31, 2020. Even though all but six of our global cinemas are open as of March 31, 2021, the effects of COVID-19 continue to cause reduced and/or delayed revenues and earnings due to (i) the major studios postponing or removing their “tentpole” movies from the release schedule, (ii) reduced attendance due to social distancing requirements, potential audience hesitance to engage socially with third parties and/or a lack of compelling movies scheduled at reopened theaters, and (iii) increased operating costs due to COVID-19 safety protocols. There remains a continuing risk that new closures may occur due to future local outbreaks of COVID-19. Due to these factors, even though we are encouraged by the return of patrons to our theaters and the movie releases expected in the coming months, we cannot provide any assurances as to the nature or pace of a return to prior operating levels.

With regards to our real estate operations, while all our New Zealand and Australian real estate tenants are currently trading (other than certain tenants who have closed for reasons unrelated to COVID-19), our real estate revenue and earnings may continue to be affected by any rent relief that we may deem necessary to provide to certain tenants experiencing continuing impacts from COVID-19.

Cost reduction activities

As of March 31, 2021, our Company had reduced our negative working capital to $13.0 million from a negative working capital of $64.1 million at December 31, 2020.   Our Company continues to follow the proactive steps first enacted during 2020 to conserve cash, while continuing to negotiate with our third-party landlords and other vendors for further abatements and/or deferrals of occupancy costs and other expenses.

Cash generation activities and debt management

During the first quarter of 2021, and extending into the second quarter, we have taken significant steps to generate additional cash. As detailed at Note 6 – Real Estate Transactions, we monetized our non-income generating land at Manukau, New Zealand and Coachella, California, in the first quarter of 2021. These sales produced net cash inflows of $60.0 million, net of transfers to our 50% partner with respect to the sale of Coachella.

As detailed at Note 11 – Borrowings, on March 26, 2021 we used a portion of the proceeds from the monetization of our Manukau property to retire the $40.6 million construction loan secured by our 44 Union Square property, and on May 7, 2021 refinanced this property resulting in a $43.0 million cash inflow before fees. At the present time, we have no secured debt maturing prior to the end of the first quarter of 2022. Also on May 7, 2021, we repaid $11.2 million (NZ$16.0 million) of our $22.4 million (NZ$32.0 million) Westpac debt, which permanently reduced this facility by the same amount.

We are currently in exclusive negotiations with a qualified buyer to sell our Auburn / Redyard property. On May 14, 2021, we entered into a definitive purchase and sale agreement with respect to our Royal George Theatre property. While no assurances can be given, we anticipate that both transactions will close during the second quarter of 2021.

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

The above discussed factors, including principally, but not limited to, the temporary closure of our cinemas, materially reduced cinema attendances and as a result materially reduced cinema revenues and cash flows mean that, absent Management plans, the Company’s liquidity is insufficient to meet its obligations as they fall due, without the monetization of additional real estate assets in accordance with Management’s plan for the second and third quarters of this year. As a result, there is substantial doubt that the Company will be able to continue as a going concern for at least twelve months following the issuance of our financial statements; however, it is probable that Management’s plans described herein will alleviate that substantial doubt.

Management’s forecasts and cash flow estimates are based on the current expectation that the global cinema industry will continue to recover in 2021. We are seeing substantial evidence of recovery, and at the current time 56 of our 61 cinemas worldwide are open for business. However, this forecast relies upon, among other things, the resumption of release of “tentpole” movies, and confidence of moviegoers in the safety protocols established in the jurisdictions in which we operate. Neither of these factors is within Management’s control, but are, nevertheless, material, individually and in the aggregate, to the realization of Management’s forecasts and expectations throughout the period of COVID-19. Management recognizes that in times of domestic or global economic turmoil, including COVID-19, our estimates and judgments with respect to these cash flow estimates are subject to greater uncertainty than in more stable periods. The forecasts are inherently uncertain and have required us to make estimates and judgements regarding the extent to which COVID-19 will continue to affect the cinema industry.

In order to alleviate any substantial doubt that our Company will be able to generate sufficient cash flows within the twelve month period after the issuance of these financial statements to meet its obligations as they become due, we continue to work to monetize certain assets within our real estate portfolio. We are currently in exclusive negotiations with a qualified buyer to sell our Auburn / Redyard property in the second quarter of 2021. On May 14, 2021, we entered into a definitive purchase and sale agreement with a qualified buyer for our Royal George Theatre property likewise looking to close in the second quarter of 2021. Real Estate development and monetization is a core component of our Company’s real estate business. We note the significant progress made regarding this objective since the properties went to market and, although no assurances can be given, based on current facts and circumstances and the interest received in these properties to date, Management is confident that these real estate sales will be completed during the second quarter of 2021, on satisfactory terms. The sale of these assets in conjunction with the re-leveraging of our 44 Union Square asset, as discussed above, is expected to generate the cash flow required to alleviate the substantial doubt around going concern.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. As at December 31, 2020, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and recorded an impairment charge of $217,000. As noted above, the financial performance of our cinemas has been improving at a rate better than which was expected during the December 31, 2020 impairment process. This improved performance at asset group level, and the impacts of this performance on our impairment modelling, mean that no impairment charges were recognized for the three months to March 31, 2021. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from Management’s estimates.

Our Company also considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of December 31, 2020. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by Management in response to COVID-19 and the developing market conditions. Given the improvements in trading conditions in Q1 2021, no impairment of goodwill has been recognized for the three months ended March 31, 2021. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from Management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2021. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

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

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2021	December 31, 2020	March 31, 2020
Spot Rate
Australian Dollar	0.7613	0.7709	0.6139
New Zealand Dollar	0.6989	0.7194	0.5959
Average Rate
Australian Dollar	0.7730	0.6904	0.6578
New Zealand Dollar	0.7194	0.6504	0.6349

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2021	2020
Numerator:
Net income (loss) attributable to RDI common stockholders	$18,965	$(5,875)
Denominator:
Weighted average number of common stock – basic	21,761,307	21,752,371
Weighted average dilutive impact of awards	408,961	367,250
Weighted average number of common stock – diluted	22,170,268	22,119,621
Basic earnings (loss) per share attributable to RDI common stockholders	$0.87	$(0.27)
Diluted earnings (loss) per share attributable to RDI common stockholders	$0.86	$(0.27)
Awards excluded from diluted earnings (loss) per share	514,341	678,377

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. During the first three months of 2021, we did not repurchase any shares of Class A Common Stock.

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

Note 6 – Property and Equipment

Operating Property, net

As of March 31, 2021, and December 31, 2020, property associated with our operating activities is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Land	$71,008	$82,286
Building and improvements	222,998	253,419
Leasehold improvements	58,741	59,054
Fixtures and equipment	194,405	201,518
Construction-in-progress	9,116	9,285
Total cost	556,268	605,562
Less: accumulated depreciation	(239,115)	(252,437)
Operating property, net	$317,153	$353,125

Depreciation expense for operating property was $5.5 million for the quarter ended March 31, 2021 and $5.2 million for the quarter ended March 31, 2020.

Investment and Development Property, net

As of March 31, 2021, and December 31, 2020, our investment and development property is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Land	$4,249	$5,936
Construction-in-progress (including capitalized interest)	5,479	5,634
Investment and development property	$9,728	$11,570

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the three months ended March 31, 2021 are shown below:

(Dollars in thousands)	Balance, December 31, 2020	Additions during the period(1)	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, March 31, 2021
Courtenay Central development	7,255	4	—	—	(207)	7,052
Cinema developments and improvements	6,357	1,471	(892)	—	(22)	6,914
Other real estate projects	1,307	432	(988)	(121)	(1)	629
Total	$14,919	$1,907	$(1,880)	$(121)	$(230)	$14,595

(1)No interest was capitalized for the quarter ended March 31, 2021

Real Estate Transactions - Sales

Across the fourth quarter of 2020 and the first quarter of 2021, we have classified, and in some instances sold, certain assets as held for sale disposal groups. A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or multiple assets.

Coachella, California

At March 31, 2021, we were the managing member and 50% owner of Shadow View Land and Farming LLC, which up until March 5, 2021 was the owner of approximately 202 acres of undeveloped land in Coachella, California. The land has now been sold.

In December 2020, we classified the non-income producing land at Coachella as held for sale as part of our strategy to monetize certain real estate assets in order to provide the necessary cash to support our Company during the period affected by COVID-19. This disposal group, which consists of land and certain improvements to that land, was transferred to Land and Property Held for Sale at its book value of $4.4 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 5, 2021 for $11.0 million. As a 50% member in Shadow View Land and Farming LLC, our Company received the benefit of 50% of the sale proceeds, which have been distributed. These actions were approved by our Audit and Conflicts Committee.

The gain on sale of this property is calculated as follows:

March 31,
(Dollars in thousands)	2021
Sales price	$11,000
Net book value	(4,351)
Gain on sale, gross of direct costs	6,649
Direct costs incurred	(301)
Gain on sale, net of direct costs	$6,348

Manukau, New Zealand

In December 2020, we classified our non-income producing land at Manukau, New Zealand, as held for sale as part of our strategy to monetize real estate certain assets in order provide the necessary cash to support our Company during the period affected by COVID-19. This disposal group, which consists of land and certain improvements to that land, was transferred to Land Held for Sale at its book value of $13.5 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 4, 2021, for $56.1 million (NZ$77.2 million), of which NZ$1.0 million was received on February 23, 2021 and the balance of funds was received on March 4, 2021.

The gain on sale of this property is calculated as follows:

March 31,
(Dollars in thousands)	2021
Sales price	$56,058
Net book value	(13,483)
Gain on sale, gross of direct costs	42,575
Direct costs incurred	(1,513)
Gain on sale, net of direct costs	$41,062

Real Estate Asset Groups Held for Sale

Auburn / Redyard, New South Wales

In January 2021, we classified our Auburn / Redyard Entertainment Themed Center (“ETC”) as held for sale as part of our strategy to monetize certain real estate assets in order to provide the necessary cash to support our Company during the period affected by COVID-19. This disposal group, which consists of land, the ETC building and related property, plant and equipment, was transferred to Land and Property Held for Sale at its book value of AU$37.7 million (US$28.7 million), being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. We are currently in exclusive negotiations with a qualified buyer to sell this property and we anticipate closing during the second quarter of 2021.

Royal George Theatre, Chicago

In February 2021, we classified our Royal George Theatre as held for sale as part of our strategy to monetize certain real estate assets in order to provide the necessary cash to support our Company during the period affected by COVID-19. This disposal group, which consists of the Royal George Theatre building and the associated property, plant and equipment, was transferred to Land and Property Held for Sale at its book value of $1.8 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. On May 14, 2021, we entered into a definitive purchase and sale agreement with a qualified buyer. The sale of the Royal George Theatre is expected to be completed during the second quarter of 2021.

Real Estate Transactions - Acquisitions

Exercise of Option to Acquire Ground Lessee’s Interest in Ground Lease and Improvements Constituting the Village East Cinema

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13-year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option was $5.9 million. It was initially agreed that the transaction would close on or about May 31, 2021. On March 29, 2021, we extended the closing date which has now been deferred to January 1, 2023.

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2021 and December 31, 2020:

		March 31,	December 31,
(Dollars in thousands)	Interest	2021	2020
Rialto Cinemas	50.0%	$984	$1,065
Mt. Gravatt	33.3%	3,912	3,960
Total investments		$4,896	$5,025

For the quarter ended March 31, 2021 and 2020, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Rialto Cinemas	$(51)	$(14)
Mt. Gravatt	1	92
Total equity earnings	$(50)	$78

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2020	$22,892	$5,224	$28,116
Foreign currency translation adjustment	(667)	—	(667)
Balance at March 31, 2021	$22,225	$5,224	$27,449

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2021. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2021, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of March 31, 2021 and December 31, 2020, respectively.

	As of March 31, 2021
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,426	$9,058	$5,027	$26,511
Less: Accumulated amortization	(10,393)	(7,448)	(4,656)	(22,497)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$2,033	$1,610	$354	$3,997

	As of December 31, 2020
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,451	$9,058	$4,764	$26,273
Less: Accumulated amortization	(10,375)	(7,377)	(4,533)	(22,285)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$2,076	$1,681	$214	$3,971

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2021

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Beneficial lease amortization	$29	$25
Other amortization	166	76
Total intangible assets amortization	$195	$101

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Prepaid and other current assets
Prepaid expenses	$1,945	$1,946
Prepaid rent	88	162
Prepaid taxes	816	455
Income taxes receivable	2,016	5,572
Deposits	245	245
Investment in marketable securities	25	26
Restricted cash	7	8
Total prepaid and other current assets	$5,142	$8,414
Other non-current assets
Straight-line rent asset	5,920	6,050
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	12	8
Total other non-current assets	$7,904	$8,030

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

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes.  The differences are attributable to foreign tax rate differentials, unrecognized tax benefits, and foreign tax credits. Our effective tax rate was 25.9% and 33.6% for the three months ended March 31, 2021 and 2020, respectively.  The change between 2021 and 2020 is primarily related to a decrease in valuation allowance in 2021.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Borrowings

Our Company’s borrowings at March 31, 2021 and December 31, 2020, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2021
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,561	4.21%	4.21%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	49,900	49,690	4.00%	4.00%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	5,000	5,000	3.11%	3.11%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	24,477	24,477	24,106	4.25%	4.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,922	2.17%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,124	9,124	9,037	4.64% / 4.44%	4.61%
Purchase Money Promissory Note (USA)	September 18, 2024	2,553	2,553	2,553	5.00%	5.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	93,640	93,640	93,454	1.81%	1.81%
Westpac Bank Corporate (NZ)	December 31, 2023	22,365	22,365	22,365	2.95%	2.95%
		$248,072	$242,972	$240,688

(1)Net of deferred financing costs amounting to $2.3 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2021.

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

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2020.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	March 31,	December 31,
Balance Sheet Caption	2021	2020
Debt - current portion	$1,606	$41,459
Debt - long-term portion	211,836	213,779
Subordinated debt - current portion	685	840
Subordinated debt - long-term portion	26,561	26,505
Total borrowings	$240,688	$282,583

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

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten year $8.4 million mortgage loan on our Culver City Corporate Headquarters at a fixed annual interest rate of 4.64%. This loan provided for a second loan upon completion of certain improvements. On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $20.0 million term loan with Valley National Bank with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022 with two six month options to extend.

Union Square Construction Financing

On December 29, 2016, we closed our construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The facilities consisted of a first mortgage component of $50.0 million and a mezzanine component of $7.5 million. On August 8, 2019, we repaid the $7.5 million mezzanine loan. On January 24, 2020, we exercised the first of our two one year extension options on the first mortgage loan, taking the maturity to December 29, 2020. On December 29, 2020, we further extended the maturity of this loan to March 31, 2021, at an interest rate of 17.5%. On March 26, 2021, we repaid this first mortgage loan using internally generated funds. As of March 31, 2021, 44 Union Square is unencumbered by debt financing. On May 7, 2021, we closed on a new three year $55.0 million loan facility with Emerald Creek Capital. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0%, and has two 12-month options to extend, but may be repaid at any time, subject to notice and a minimum interest payment equal to the positive difference between interest paid on the loan through the pre-payment date and one year’s interest. In effect, the loan may be repaid after 12 months without the payment of any premium.

Purchase Money Promissory Note

On September 18, 2019, we purchased for $5.5 million 407,000 Company Class A Common Stock in a privately negotiated transaction under our Share Repurchase Program. Of this amount, $3.5 million was paid by the issuance of a Purchase Money Promissory Note, which bears an interest rate of 5.0% per annum, payable in equal quarterly payments of principal plus accrued interest. The Purchase Money Promissory Note matures on September 18, 2024.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65% respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. On September 15, 2020, Westpac waived the requirement to test certain covenants as of September 30, 2020. On December 8, 2020, Westpac waived the requirement to test certain covenants as of December 31, 2020. On April 29, 2021, Westpac waived the requirement to test certain covenants as of March 31, 2021. On May 7, 2021, we repaid $11.2 million (NZ$16.0 million) of this debt, in a permanent reduction of this facility.

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

On December 29, 2020, we modified the core portion of our Revolving Corporate Markets Loan Facility, increasing it to AU$43.0 million. The AU$3.0 million increase was provided to fund the completion of our recently opened cinema at Jindalee, Queensland, and is repayable in installments by October 31, 2023. This amendment increases the Facility Limit to AU$123.0 million, which will be reduced back to AU $120.0 million as the Jindalee funding is repaid.

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Current liabilities
Liability for demolition costs	2,844	2,928
Accrued pension	684	684
Security deposit payable	132	132
Finance lease liabilities	49	49
Other	33	33
Other current liabilities	$3,742	$3,826
Other liabilities
Lease make-good provision	7,416	7,408
Accrued pension	3,940	4,048
Deferred rent liability	2,827	2,897
Environmental reserve	1,656	1,656
Lease liability	5,900	5,900
Acquired leases	29	31
Finance lease liabilities	56	69
Other	—	8
Other non-current liabilities	$21,824	$22,017

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $4.6 million at March 31, 2021. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the three months ended March 31, 2021 and 2020. Our pension plan is unfunded.

During the three months ended March 31, 2021, the interest cost was $62,000 and the actuarial loss was $52,000. During the three months ended March 31, 2020, the interest cost was $68,000 and the actuarial loss was $52,000.

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2021	$14,966	$(12)	$(2,135)	$(317)	$12,502

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	1	1
Amounts reclassified from accumulated other comprehensive income	—	—	—	60	60
Net change related to derivatives	—	—	—	61	61

Net current-period other comprehensive income (loss)	(2,657)	(1)	52	61	(2,545)
Balance at March 31, 2021	$12,309	$(13)	$(2,083)	$(256)	$9,957

Note 14 – Commitments and Contingencies

Litigation General

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

Environmental and Asbestos Claims on Reading Legacy Operations

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing. Also, certain of these subsidiaries appear in the chain-of-title of properties that may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time-to-time environmental conditions at properties that we have acquired for development and which will need to be addressed in the future as part of the development process. These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

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

Cotter Jr. Derivative Litigation

This action was originally brought by James J. Cotter, Jr. (“Cotter Jr.”) in June 2015 in the Nevada District Court against all of the Directors of our Company and against our Company as a nominal defendant: James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No: A-15-719860-V. On October 1, 2020, the Nevada Supreme Court determined that the District Court had erred when it denied the defendants’ motions to dismiss the case for lack of standing on the part of Cotter, Jr., to bring such an action, vacated the District Court’s orders denying the motions to dismiss and remanded for entry of judgment. The Supreme Court sustained the District Court’s award to our Company of costs in the amount of $809,000. Final judgment was entered on October 1, 2020 and the costs award has been paid. This matter is now at an end.

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

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Australian Country Cinemas, Pty Ltd	$8	$(51)
Shadow View Land and Farming, LLC	(17)	2,131
Sutton Hill Properties, LLC	1,215	1,324
Noncontrolling interests in consolidated subsidiaries	$1,206	$3,404

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Australian Country Cinemas, Pty Ltd	$59	$(1)
Shadow View Land and Farming, LLC	3,152	(21)
Sutton Hill Properties, LLC	(108)	(58)
Net income (loss) attributable to noncontrolling interests	$3,103	$(80)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2021	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173
Net income (loss)	—	—	—	—	—	18,965	—	—	18,965	3,103	22,068
Other comprehensive income, net	—	—	—	—	—	—	—	(2,545)	(2,545)	—	(2,545)
Share-based compensation expense	—	—	—	—	464	—	—	—	464	—	464
Restricted Stock Units	52	1	—	—	(111)	—	—	—	(110)	—	(110)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(5,300)	(5,300)
At March 31, 2021	20,121	$232	1,680	$17	$150,332	$(25,588)	$(40,407)	$9,957	$94,543	$1,207	$95,750

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2020	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616
Net income (loss)	—	—	—	—	—	(5,875)	—	—	(5,875)	(80)	(5,955)
Other comprehensive income, net	—	—	—	—	—	—	—	(15,879)	(15,879)	(18)	(15,897)
Share-based compensation expense	—	—	—	—	336	—	—	—	336	—	336
Share repurchase plan	(75)	—	—	—	—	—	(670)	—	(671)	—	(671)
Restricted Stock Units	19	—	—	—	(30)	—	—	—	(30)	—	(30)
At March 31, 2020	20,047	$231	1,680	$17	$148,908	$14,772	$(40,407)	$(10,290)	$113,231	$4,169	$117,400

Note 16 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan (as amended, the “2010 Plan”) under which our Company has granted stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants has expired. In total, 1,527,595 shares of Class A Common Stock were issued or reserved for issuance pursuant to the previously granted options or restricted stock units under that plan.

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at March 31, 2021 was 1,250,000, of which 1,096,938 remain available for future issuance, and 200,000 shares of Class B stock. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase in the number of shares available for issuance under the 2020 Plan. At March 31, 2021, this potential increase in the number of shares eligible for issuance under the 2020 Plan was 154,089 Class A Common Stock.

Stock options are granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date. In contrast to a stock option where the grantee buys our Company’s share at an exercise price determined on grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan, typically between one and four years from grant. Beginning in 2020, a performance component has been added to certain of the RSUs granted to Management, which vests on the third anniversary of their grant date based on the achievement of certain performance metrics. At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

No stock options were issued in the three months ended March 31, 2021.

For the three months ended March 31, 2021 and March 31, 2020, we recorded compensation expense of $101,000 and $120,000, respectively with respect to our prior stock option grants. At March 31, 2021, the total unrecognized estimated compensation expense related to non-vested stock options was $0.5 million, which we expect to recognize over a weighted average vesting period of 1.27 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at March 31, 2021 was $35,000, as the closing price of our Common Stock on that date was $5.55.

The following table summarizes the number of options outstanding and exercisable as of March 31, 2021 and December 31, 2020:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2019	711,377	$14.74	2.79	$136,350
Granted	38,803	4.66	—	—
Exercised	—	—	—	—
Forfeited	(36,701)	14.74	—	—
Balance - December 31, 2020	713,479	$14.64	2.18	$13,969
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(135,335)	11.84	—	—
Balance - March 31, 2021	578,144	$14.77	1.92	$34,535

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using our Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to date as of March 31, 2021:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	March 31, 2021	March 31, 2021	March 31, 2021
March 10, 2016	35,147	27,381	62,528	62,264	—	264
April 11, 2016	—	5,625	5,625	5,108	—	517
March 23, 2017	30,681	32,463	63,144	62,612	—	532
August 29, 2017	—	7,394	7,394	7,394	—	—
January 2, 2018	29,393	—	29,393	29,393	—	—
April 12, 2018	—	29,596	29,596	14,547	13,078	1,971
April 13, 2018	—	14,669	14,669	7,336	7,333	—
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—	—
March 13, 2019	—	24,366	24,366	10,632	10,630	3,104
March 14, 2019	—	23,327	23,327	11,664	11,663	—
May 7, 2019	11,565	—	11,565	11,565	—	—
March 10, 2020	—	287,163	287,163	48,416	237,929	818
December 14, 2020	—	43,260	43,260	—	42,716	544
December 16, 2020	60,084	11,459	71,543	—	71,543	—

Total	189,880	507,635	697,515	293,941	394,892	8,682

RSU awards to Management vest 25% on the anniversary of the grant date over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to Management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. On March 10, 2020, RSUs covering 287,163 shares were issued to members of executive Management and other employees of our Company. Between December 14, 2020 and December 16, 2020, RSUs covering 114,803 shares were issued to members of executive Management and other employees of our Company, all of which vest 100% on the anniversary of the grant date over a period of one year. Of these, we granted non-employee directors 60,084 RSUs (as well as 38,803 options) on December 16, 2020.

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis. Prior to November 7, 2018, RSU awards to non-employee directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vested on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director ended and the recipient or, as the case may be, the recipient’s successor was elected to the board of directors. Accordingly, the RSUs granted to directors on November 7, 2018 vested on May 7, 2019 annual meeting of stockholders. Due to the fact that our Company held our annual meeting of stockholders in May 2019, the vesting period for the RSUs issued on November 7, 2018 was shorter than anticipated. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was determined using a value of $35,000 or one half of the dollar amount of the prior year’s annual grant. The RSUs issued to non-employee directors on May 7, 2019 vested on May 6, 2020.

For the three months ended March 31, 2021 and 2020, we recorded compensation expense of $363,000 and $216,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $2.2 million as of March 31, 2021, which we expect to recognize over a weighted average vesting period of 1.56 years.

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

Under the stock repurchase program, as of March 31, 2021, our Company had reacquired a total of 1,792,819 shares of Class A Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). No shares of Class A Common Stock were purchased in the three months to March 31, 2021. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30. This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 2, 2022.

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	$39
Interest on lease liabilities	1	2
Operating lease cost	8,308	7,719
Variable lease cost	(1,165)	49
Total lease cost	$7,156	$7,809

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$14	$41
Operating cash flows for operating leases	2,507	7,528

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Operating leases
Operating lease right-of-use assets	$213,625	$220,503
Operating lease liabilities - current portion	22,983	22,699
Operating lease liabilities - non-current portion	205,723	212,806
Total operating lease liabilities	$228,706	$235,505
Finance leases
Property plant and equipment, gross	380	383
Accumulated depreciation	(281)	(271)
Property plant and equipment, net	$99	$112
Other current liabilities	49	49
Other long-term liabilities	56	69
Total finance lease liabilities	$105	$118

Other information
Weighted-average remaining lease term - finance leases	2	3
Weighted-average remaining lease term - operating leases	10	11
Weighted-average discount rate - finance leases	5.27%	5.27%
Weighted-average discount rate - operating leases	4.71%	4.71%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2021	$24,947	$41
2022	33,202	43
2023	32,406	28
2024	30,531	—
2025	28,368	—
Thereafter	143,508	—
Total lease payments	$292,962	$112
Less imputed interest	(64,256)	(7)
Total	$228,706	$105

As of March 31, 2021, we have additional operating leases, primarily for cinemas, that have not yet commenced operations of approximately $36.0 million. It is anticipated that these operating leases will commence between fiscal year 2021 and fiscal year 2022 with lease terms of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

Three Months Ended
March 31,
(Dollars in thousands)	2021	2020
Components of lease income

Lease payments	$2,701	$2,237
Variable lease payments	169	263
Total lease income	$2,870	$2,500

The book value of underlying assets under operating leases from owned assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Building and improvements
Gross balance	$139,120	$153,643
Accumulated depreciation	(21,734)	(26,107)
Net Book Value	$117,386	$127,536

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2021	$6,957
2022	8,580
2023	7,751
2024	6,870
2025	5,616
Thereafter	6,159
Total	$41,933

Note 18 – Hedge Accounting

As of March 31, 2021, and December 31, 2020, our Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	March 31,		December 31,
	2021		2020
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$218	Derivative financial instruments - current portion	$218
	Derivative financial instruments - non-current portion	152	Derivative financial instruments - non-current portion	212
Total derivatives designated as hedging instruments		$370		$430
Total derivatives		$370		$430

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter ended to March 31, 2021 and March 31, 2020, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended March 31
		2021	2020
Interest rate contracts	Interest expense	$60	$29
Total		$60	$29

	Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount
	Three Months Ended March 31
	2021	2020
Interest rate contracts	$(1)	$243
Total	$(1)	$243

	Loss Reclassified from OCI into Income (Effective Portion)
Line Item	Amount
	Three Months Ended March 31
	2021	2020
Interest expense	$60	$29
Total	$60	$29

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

As of March 31, 2021, and December 31, 2020 we had derivative financial liabilities carried and measured at fair value on a recurring basis of $483,000 and $430,000 respectively.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2021
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$212,506	$—	$—	$215,689	$215,689
Subordinated debt	30,466	—	—	20,199	20,199
	$242,972	$—	$—	$235,888	$235,888

		Fair Value Measurement at December 31, 2020
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$254,163	$—	$—	$258,525	$258,525
Subordinated debt	30,796	—	—	20,423	20,423
	$284,959	$—	$—	$278,948	$278,948

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at March 31, 2021 and December 31, 2020.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of March 31, 2021, and December 31, 2020, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter ended March 31, 2021 and March 31, 2020.

Note 20 – Subsequent Events

On April 29, 2021, as detailed at Note 11 – Borrowings, Westpac waived the requirement to test certain covenants as of March 31, 2021. On May 7, 2021, we repaid $11.2 million (NZ$16.0 million) of this debt, which also represented a permanent reduction in the facility.

On May 7, 2021, as detailed at Note 11 – Borrowings, we closed on our new $55.0 million loan facility with an affiliate of Emerald Creek Capital secured by a first mortgage on our 44 Union Square property.

On May 14, 2021, as also described in Note 6 - Property and Equipment, we entered into a definitive purchase and sale agreement with a qualified buyer, looking to the sale of our Royal George Theatre property and expecting to close during the second quarter 2021.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Forward-Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2020 Form 10-K, Part 1, Item 1A and the Risk Factors set out below.

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

Impact of the COVID-19 Pandemic

Like many other companies operating in the outside-the-home segment of the entertainment industry, our results of operations for the first quarter of 2021 and 2020 were adversely impacted in a material way by the COVID-19 pandemic. Due to COVID-19, our global cinemas were (i) ordered to close by government mandate and (ii) once permitted to operate, suffered from reduced seating capacities and a lack of quality movies as the major studios and smaller film companies either postponed theatrical release of their movies or moved their movies to the home video market, streaming, or premium video on demand (“PVOD”) platforms. However, with respect to our Company, the adverse impacts of COVID-19 were somewhat buffered and mitigated by our “two business/three country” business strategy by having cinemas and real estate in the U.S., Australia and New Zealand. Cinemas are reopening and as of the date of this Report, 56 of our 61 cinemas are now open for business. Of the remaining five cinemas, two have been closed since prior to the onset of the pandemic, one (in Kahala) for a major renovation and the other (in Wellington) to address seismic issues. Our Consolidated Theatre in Kapolei on Oahu is working in cooperation with Kaiser Permanente to serve as a mass vaccination site for Hawaii.

We have been able to maintain our core assets and keep our key personnel in place as we reopen our cinemas and for when we reopen our live theatres to the public, which is currently estimated to be in the Fall of 2021. Generally speaking, our lenders and landlords continue to work with us, and we have not lost any of our cinemas or other assets to default. Our relationships with our film suppliers continue to be strong.

We have now monetized most of our raw land holdings. In the first quarter of 2021, we sold our land in Manukau, New Zealand for $56.1 million, a $41.0 million gain on sale after costs to sell over its book value of $13.5 million. We also monetized our interest in our land in Coachella, California for $11.0 million, which amounted to a $6.3 million gain on sale after costs to sell over its book value of $4.4 million and, as a 50% member of Shadow View Land and Farming, LLC, the entity that held the property. Our Company received 50% of the sale proceeds. We are also pursuing the monetization of certain other assets. Our properties currently listed for sale are our Auburn Redyard property in Sydney, Australia (which includes approximately 114,000 square feet of raw land) and our Royal George Theatre in Chicago, Illinois. We are in exclusive negotiations with a qualified buyer to sell the Auburn Redyard property, and on May 14, 2021, we entered into a definitive purchase and sale agreement with respect to our Royal George Theatre property. While no assurances can be given, we anticipate that both transactions will close during the second quarter of 2021. These sale proceeds will provide our Company with a cash safety net. Our business plan is to ultimately redeploy this cash into our Company’s asset base, to repay debt as deemed necessary, and to continue to operate our cinema business as a stand along business segment.

Subject to capital availability and assuming a return to normalcy, we will once again put emphasis on developing and enhancing our real estate holdings, such as our Courtenay Central, Cannon Park, and Newmarket ETCs, our Cinemas 1,2,3, and our Philadelphia Viaduct properties.

Australia and New Zealand were comparable COVID-19 success stories and weathered the pandemic better than the U.S. To date, all of our cinemas in Australia and New Zealand (with the exception of Courtenay Central which, as discussed above, remains temporarily closed due to seismic concerns) have reopened. During the first quarter of 2021, the U.S. experienced a shift and has now become the leader in mass vaccination campaigns and roll outs. As a result, we were able to reopen the majority of our cinemas in the U.S. Consequently, movie studios have begun releasing blockbuster films, like “Godzilla vs. Kong,” which became the highest-grossing Hollywood movie of the pandemic. The film’s performance has been a beacon of hope for the film and exhibition business and has emphasized the pent-up demand among moviegoers to return to the theater.

In Australia and New Zealand, the governments’ approach to assistance to business was focused on the preservation of jobs and did not discriminate against publicly held cinema companies, unlike the situation in the U.S. Although we provided occupancy assistance to many of our third-party tenants in Australia and New Zealand, the results of our real estate operations remained relatively stable.

COVID-19 Impact on our Cinema Business

In March 2020, as a result of the COVID-19 pandemic, all of our cinemas in the United States, Australia, and New Zealand were temporarily closed by government mandate, ultimately causing a halt to our cinema income. While our cinema operations in Australia and New Zealand were less impacted by closures, with the first of our New Zealand cinemas reopening on May 27, 2020, approximately 65 days after the initial closure, and the first of our Australia cinemas reopening on June 10, approximately 80 days after the initial closure, some of these cinemas were later closed and reopened numerous times throughout the year as new outbreaks or stay-at-home orders were put in place. Due to government mandates, our Company was not able to reopen any of its U.S. cinema locations until August 21, 2020, approximately 158 days from the initial COVID-19 pandemic closure. However, even in those jurisdictions in which we were permitted to operate, we were (i) subject to density restrictions (which reduced the number of patrons allowed into our cinema auditoriums) and (ii) negatively impacted by decisions of the major Hollywood studios to either postpone the release of their movies or, as opposed to offering an exclusive theatrical window, move their movies directly or simultaneously to home video or streaming platforms. Similarly, some of our U.S. cinema locations then proceeded to be closed and reopened numerous times throughout the year. We were also adversely impacted by the increased costs associated with the enhanced cleaning protocols adopted to combat the COVID-19 virus.

As of the date of this Report, 91% of our global cinema circuit had reopened: 83% of our cinemas in the United States, 100% of our cinemas in Australia and 100% of our cinemas in New Zealand (apart from our Reading Cinemas at Courtenay Central, which remains temporarily closed due to seismic concerns).

Since reopening our cinemas, we are encouraged by our growing cinema admissions, and we are pleased with the Food & Beverage (“F&B”) per caps currently being achieved. Also, at the time the COVID-19 pandemic hit, we were already taking steps in our circuit to manage competition from streaming by improving the quality of our cinema offering (luxury recliner seating, presentation screens, and premium sound) and improving the quality and range of our F&B programs.

With the development of and distribution of a variety of vaccines, and a government focus on reopening the social aspects of our lives, we anticipate that the impact of the COVID-19 pandemic on our results of operation will be a passing event, and we believe that we will ultimately return to results that resemble those of the pre-pandemic era.

COVID-19 Impact on our Real Estate Business

The majority of our tenants in our Australian, and all of our tenants in our New Zealand, real estate businesses are currently open for trading. We have, to varying degrees, and as required by regulation, supported certain tenants with rent abatements and deferrals, and may continue to do so until we believe that such tenants are in a position to fully perform their obligations despite COVID-19 impacts.

In the U.S., currently the majority of our real estate income is generated by rental revenue from our live theatres, which are licensed to third-party producers. While these venues have been closed to public performances, we negotiated payment arrangements with certain producers and generated limited income from these assets.

During the COVID-19 pandemic, we substantially completed construction of our 44 Union Square redevelopment project in Manhattan and obtained and have subsequently maintained a core and shell temporary certificate of occupancy. The property is now ready for tenant occupancy. However, COVID-19 has severely constrained leasing activity in Manhattan. Unfortunately, this disruption to the leasing market impacted our ability to renew our 44 Union Square construction loan or to obtain a new loan. As a result, we elected to refinance on a short-term bridge basis using a portion of the proceeds generated by the monetization of our raw land at Manukau, New Zealand. On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital. Proceeds were immediately drawn, subject to certain customary reserves. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0% and has two 12-month options to extend, but may be repaid at any time, subject to notice and a minimum interest payment equal to the positive difference between interest paid on the loan through the pre-payment date and one-year’s interest. In effect, the loan may be repaid after 12 months without the payment of any premium.

Our Strategic approach to COVID-19 pandemic related Issues

In response to the COVID-19 pandemic, we took a number of significant steps to preserve our liquidity and we modified our business strategy to ensure our long-term viability in a way that would not have a dilutive impact on our stockholders, overleverage our Company, or require that we fire sale assets. These actions included, without limitation, the following:

•To address the venue shutdowns in the U.S., we laid off most of our hourly U.S. cinema and live theatre level staff. We regret being forced into this position, but we were not eligible for Paycheck Protection Program (“PPP”) funding.

•In Australia and New Zealand, we were able to keep our cinema level staff substantially in place, due to governmental assistance provided to our employees for which we did qualify (i.e., JobKeeper Payment program in Australia and the Wage Subsidy Scheme in New Zealand). These programs have now concluded.

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

•We terminated or deferred all non-essential capital expenditures and negotiated deferrals and abatements with our various vendors.

•We introduced an improved cash management process, with enhanced Treasury funding approvals.

•We worked with our lenders in the U.S., Australia and New Zealand and obtained waivers of certain financial tests and/or suspensions of various financial covenants.

•We upgraded our cinema air filtration systems, installed partitions, and equipped our employees with personal protection equipment (“PPE”). And, we have adopted and maintained enhanced cleaning protocols.

•We upgraded our mobile platforms to allow our cinema guests to (i) reserve and buy tickets in a way that automatically creates social distancing and (ii) in the U.S., order F&B online.

•As discussed in greater detail below, we monetized our principal non-income producing raw land holdings and have progressed towards the sale of certain other real estate assets.

From a corporate G&A perspective, we:

•Implemented measures to reduce corporate-level employment costs, including (i) deferring Company 401(k) matching contributions, (ii) eliminating cash bonuses for senior management for 2020, and (iii) eliminating certain corporate-level positions to reduce our overall G&A expense;

•Suspended non-essential travel and all entertainment expenses; and

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

In addition, during the COVID-19 pandemic period, we worked to develop new streams of income:

•We launched our new, art-focused streaming service, Angelika Anywhere.

•We developed special programs to allow socially distanced friends & family screenings, and access to our screens for gaming purposes.

•In the U.S., we developed a Cinema Eats at Home program whereby guests can enjoy cinema popcorn, food or treats at home through a food delivery service (i.e., Uber Eats) or pick-up.

Historically, we have used the cash flow from our cinemas to build our real estate asset base. But one of the benefits of diversification is that, when the need arises, we can reverse that flow. In 2020 and into the first quarter of 2021, we looked to our real estate assets to assist in supporting the rest of our Company’s operations and took steps to monetize certain non-core real estate assets. These are assets which had not suffered a decline in value due to the COVID-19 pandemic and commanded values substantially in excess of their Net Book Value. More specifically:

•On March 4, 2021, we sold our two industrial properties adjacent to the Auckland Airport in Manukau/Wiri in New Zealand, representing 70.4-acres, for $56.1 million (NZ $77.2 million). We recognized a gain on sale after costs to sell of $41.0 million (NZ$56.3 million) over our $13.5 million (NZ$18.7 million) Net Book Value. As raw land, this asset produced no operating income while continuing to realize carrying costs, such as taxes and insurance and land-use planning expenses.

•On March 5, 2021, we sold our approximately 202-acre raw land holdings in Coachella, California for $11.0 million (recognizing a gain on sale after costs to sell of $6.3 million over our $4.4 million Net Book Value). As a 50% member of Shadow View Land and Farming LLC, the entity that owned the property, our Company received 50% of the sale proceeds. As raw land, this asset produced no operating income.

•In January 2021, we listed for sale our Auburn Redyard Centre (including the Telstra building and the 114,000 square feet of undeveloped land) located in Auburn, a growing suburb of Sydney in New South Wales. The Net Book Value of this property is $28.7 million (AU$37.7 million). We entered into exclusive negotiations with a qualified buyer to sell this property and we anticipate closing during the second quarter of 2021.

•In February 2021, we listed our Royal George Theatre property in Chicago for sale. Following a diligent marketing campaign, we are now in contract negotiations with the highest and best bidder. The Net Book Value of this property is $1.8 million. On May 14, 2021, we entered into a definitive purchase and sale agreement with a qualified buyer. The sale of the Royal George Theatre is expected to be completed during the second quarter of 2021.

In arriving at the determination to rely upon certain of our non-core real estate assets to bridge this gap in cinema cashflow, we considered a variety of alternatives, including the issuance of additional common stock and the issuing of high interest rate “junk” debt. We determined that it would be in the best interests of our Company and our stockholders generally to not dilute equity by issuing stock in the middle of an unprecedented pandemic and not to mortgage our future with high interest rate debt. Accordingly, we are taking this opportunity to cull our real estate holdings and monetize certain assets which are not subject to distressed market conditions or fire sale pricing.

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

Key Performance Indicators

A key performance indicator utilized by Management is F&B Spend Per Patron (“SPP”). This is one of our strategic priorities in upgrading the F&B menu at a number of our global cinemas. We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our F&B operations. While ultimately, the profitability of our F&B operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis. Due to the COVID-19 pandemic and the temporary closure of our cinema and live theatre operations in the U.S., Australia, and New Zealand for a substantial portion of the year ended December 31, 2020 and partially through the first quarter ended March 31, 2021, and due to the lower attendances resulting from social distancing requirements, the lack of new and compelling film product, and the reticence of customers to participate in social gatherings with third parties, Management does not currently believe that a discussion of Reading’s key performance indicators will serve as a useful metric for stockholders. Management intends to resume providing a discussion of our key performance indicators in the future.

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, and Consolidated Theatres brands.

•in Australia, under the Reading Cinemas, the State Cinema, and the unconsolidated joint venture, Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and the unconsolidated joint ventures, Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of March 31, 2021.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	Victoria	7	51	7		Reading Cinemas
	New South Wales	6	44	4	2	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema
	Australia Total	25	196	19	6
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	7	5
GRAND TOTAL		61	504	49	12

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13-screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Real Estate Overview

We engage in the real estate business through the development and our ownership and rental or licensing to third parties of retail, commercial, and live theatre assets. We own the fee interests in all of our live theatres and in 12 of our cinemas (as presented in the preceding table). Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

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

In light of the geographic reach of our business, and the highly localized nature of the real estate business, we have historically made use of third-party contractors to provide on-site management and leasing administrations functions for our Australia and New Zealand real estate portfolio. We have begun, however, in recent periods to selectively build our internal resources in this regard, allowing us to terminate all third-party contracts.

Cinema Exhibition

Our cinema revenues consist primarily of admissions, F&B, advertising, gift card purchases, theater rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs. Cinema revenues and expenses fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of our 2020 Form 10-K.

While our capital projects in recent years have been focused on growing our real estate segment, we have also maintained our focus on improving and enhancing our cinema exhibition portfolio, as discussed below:

Cinema Additions and Enhancements

The latest additions and enhancements to our cinema portfolio as of March 31, 2021 are as follows:

•Opened a new state-of-the-art six-screen Cinema in Queensland, Australia: On December 22, 2020, we opened a six-screen Reading Cinemas at Jindalee featuring a TITAN LUXE with DOLBY ATMOS immersive sound, luxury recliner seating in all auditoriums, and newly curated enhanced F&B offering.

•U.S. Renovations: In late 2019, we commenced the renovation of our Consolidated Theatre at the Kahala Mall in Honolulu. The renovation work was suspended at the end of the first quarter in 2020 as a result of the COVID-19 shutdown.

•As of the date of this Report, we have converted 94 of our 238 U.S. auditoriums to luxury recliner seating and, when the renovation of the Kahala Mall theatre resumes we will add an additional eight auditoriums to luxury recliner seating.

Cinema Pipeline

The top-to-bottom renovation of our Consolidated Theatres at the Kahala Mall in Honolulu in the U.S. continues to be suspended due to the governmental restrictions imposed as a result of the COVID-19 pandemic. We do not have a definitive schedule for recommencing this renovation. When reopened, the theatre will feature recliner seating throughout along with a state-of-the-art kitchen and an elevated F&B menu.

By the end of 2022, we anticipate adding three new Reading Cinemas, totaling 19-screens, to our Australian cinema circuit pursuant to Agreements to Lease: (i) Altona in Melbourne, VIC, (ii) Traralgon outside of Melbourne, VIC, and (iii) South City Square in Brisbane, QLD. We have commenced the fit-out of Altona and expect to open by the end of June 2021. With respect to our Traralgon cinema, the landlord has been delayed in turning over the space for the cinema fit-out, and discussions about the tenancy and scheduling are ongoing. We anticipate that the cinema in Traralgon will open later in 2021. We expect hand-over from the landlord of South City Square early in 2022, with an opening by mid-year.

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

During 2021, we will continue to focus on the enhancement of our proprietary online ticketing and F&B capabilities and social media interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products that we are offering. We will also be focusing on post-COVID-19 technology improvements to facilitate improved social distancing and contactless experiences. Further, expanding our online capabilities, by the end of 2020, we offered online ordering of our full menu F&B for all of our brands in the U.S. through their respective mobile apps. During 2021, we will expand this to our Australian and New Zealand brands. In December 2020, we launched our very own streaming service, Angelika Anywhere, in the U.S. which is curated for film lovers of independent and foreign film, documentaries, and the more specialized movies from the major studios. We will be expanding to Australia and New Zealand in 2021.

Cinema Closures

As of the end of the first quarter of 2020, all of our cinemas in the United States, Australia, and New Zealand were temporarily closed in accordance with the directions and recommendations of the relevant local, state, and federal authorities relating to the COVID-19 pandemic. As the COVID-19 pandemic outbreak has been largely contained in most areas in Australia and New Zealand, and the restrictions have been reduced by local government authorities, we have reopened in those jurisdictions. As of the date of this Report, we have reopened all of our Australian and New Zealand circuit with the exception of our Reading Cinemas at Courtenay Central, which remains temporarily closed due to seismic concerns. In the U.S., mass roll outs of the vaccination have allowed more of our cinemas to reopen and, as of the date of this Report, we have reopened 83% of our theaters. We expect to announce reopening dates for our other cinemas in the U.S. once local government restrictions permit the opening of movie theaters and more new film product becomes available.

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

Upgrades to our Film Exhibition Technology and Theater Amenities

Prior to COVID-19, we focused on areas of the well-established cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders. We invested in both the upgrading of our existing cinemas and the development of new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service) and luxury recliner seating. As of March 31, 2021, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	61	504
IMAX	1	1
TITAN XC and LUXE	25	30
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	15	39
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	27	167
Liquor Licenses (5)	34	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each theater auditorium. For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages. As of March 31, 2021, we have pending applications for additional liquor licenses for six theaters in the U.S. and one in Australia.

Real Estate

As of March 31, 2021, our operating properties consisted of the following:

•Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA), Auburn Redyard (Sydney area, NSW), and Courtenay Central (Wellington, NZ). Our Auburn Redyard ETC is classified as held for sale for financial reporting purposes at March 31, 2021;

•two single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum) and a four-auditorium live theatre complex, including the accompanying ancillary retail and commercial tenant, in Chicago (The Royal George). The Royal George is classified as held for sale for financial reporting purposes at March 31, 2021 and is currently under a definitive purchase and sale agreement;

•our worldwide headquarters’ building in Culver City, California and our Australian corporate office building in Melbourne, Australia; and

•the ancillary retail and commercial tenants at some of our non-ETC cinema properties.

At the start of the spread of the COVID-19 pandemic, varied trading restrictions, some enforced by the government, affected many of our tenants at our ETC’s in Australia and New Zealand. Although there were varied trading restrictions, most of these properties remained open for business through the COVID-19 crisis. As of the date of this Report, the majority of our tenants are currently open for business at our Australian and New Zealand properties with continued health and safety measures in place. Most of the rentable retail portions of our Courtenay Central location in New Zealand continues to be closed since January 2019 due to seismic concerns, however, two tenants remain open and are trading as of the date of this Report.

We are in exclusive negotiations with a qualified buyer to sell the Auburn Redyard property and on May 14, 2021, we entered into a definitive purchase and sale agreement with respect to our Royal George Theatre property. While no assurances can be given, we anticipate that both transactions will close during the second quarter of 2021.

In addition, as of March 31, 2021, we had various unimproved real estate held for development in connection with existing ETCs in Australia and New Zealand and properties (located principally in Pennsylvania) used in our legacy activities.

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

Strategic Asset Sales

United States:

•Sale of Landholding in Coachella, California – This non-income producing land was sold on March 5, 2021 for $11.0 million. As a 50% member of Shadow View Land and Farming LLC, the entity that owned that property, our Company received 50% of the sale proceeds.

New Zealand:

•Sale of Landholding in Manukau/Wiri, New Zealand – This non-income producing land was sold on March 4, 2021 for $56.1 million (NZ$77.2 million).

Value-creating Opportunities

The implementation of most of our real estate development plans have been delayed due to COVID-19 and the need to conserve capital. However, we continue to believe that our Company’s strong real estate asset base will provide (i) increased financial security through the potential monetization of certain non-core real estate assets or (ii) provide collateral for strategic re-financing, in each case to meet liquidity demands. We intend to continue to emphasize the prudent development of our real estate assets.

United States:

•Sepulveda Office Building (Culver City, U.S.) – On May 27, 2020, we leased on a multi-year basis the entire second floor of our headquarters building in Culver City, California (approximately 12,000 usable square feet) to WWP Beauty (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. On the date of the lease, possession of the space was turned over to WWP Beauty, which has been responsible for building out its space. Straight line rent commenced in May 2020 for our Culver City tenant and cash rent payment began in October 2020. Tenant improvements commenced in January 2021 and, it is anticipated, will be complete by the end of May 2021.

•44 Union Square Redevelopment (New York City, U.S.) – Historically known as Tammany Hall, this building with approximately 73,000 square feet of net rentable area overlooks Manhattan’s Union Square. During the COVID-19 pandemic, New York City shutdown non-essential construction and business, including construction work at our site. However, the construction of the improvements necessary to obtain a core and shell temporary certificate of occupancy were substantially completed prior to the shutdown. On July 1, 2020, the site reopened for construction activities, and on August 31, 2020, we received a temporary certificate of occupancy for the core and shell of the building, which has been continuously renewed pending construction of tenant improvements.

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

•Minetta Lane Theatre (New York City, U.S.) – Prior to COVID-19, our theatre was used by Audible, a subsidiary of Amazon, to present plays featuring a limited cast of one or two characters and special live performance engagements, which it recorded and made available to the public through the Audible streaming service. Due to COVID-19, no shows have been presented since March 2020 and the theatre remains closed to the public. It is currently anticipated that New York City theatre venues will reopen on or about September. In late 2019, we completed an initial feasibility study for the potential redevelopment of this asset. We will refocus our efforts on this project at a later date when New York City begins to show signs of recovery from the impacts of the COVID-19 pandemic. In the interim, we will continue our license arrangement with Audible.

•Cinemas 1,2,3 Redevelopment (New York City, U.S.) – Given the closure of our two cinemas in New York City’s Upper East Side, we have determined to continue to operate this location as a cinema for at least the near term. We are pursuing a rezoning of this property to allow us to continue our cinema use as a part of any such redevelopment. However, all other redevelopment activity related to this location has been suspended, until we are able to develop a better understanding of the ongoing effects of COVID-19 on our assets and the market.

New Zealand:

•Courtenay Central Redevelopment (Wellington, New Zealand) – Located in the heart of Wellington – New Zealand’s capital city – our Courtenay Central property covers, on a consolidated basis through various subsidiaries, 161,000 square feet of land situated proximate to (i) the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), and (ii) across the street from the site of the future Wellington Convention and Exhibition Centre (wcec.co.nz), the capital’s first premium conference and exhibition space, which is due to be completed in 2023. Despite the COVID-19 pandemic, construction for this major public project has resumed and plans include the creation of a public concourse linking through to Wakefield Street, which is across the street from our Courtenay Central project.

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

Corporate Matters

•Stock Repurchase Program – On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our 2017 stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extended the program to March 2, 2022. Through March 31, 2021, we have repurchased 1,792,819 shares of Class A Common Stock at an average price of $13.39 per share (excluding transaction costs). No shares were purchased during the three months ended March 31, 2021.

Due to the COVID-19 pandemic and its impact on our overall liquidity, our stock repurchase program has and will likely continue to take a lower capital allocation priority for the foreseeable future.

•Board Compensation and Stock Options Committee – Our Compensation and Stock Options Committee, in early 2021, determined to pay out no cash bonuses, with respect to 2020, to any Company senior executives, including our CEO. Following the expiration of the Reading International Inc. 2010 Stock Incentive Plan (as amended, the "2010 Plan"), our Board of Directors adopted the Reading International, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by our stockholders on December 8, 2020. The aggregate total number of shares of Common Stock authorized for issuance under the 2020 Plan was 1,250,000 shares of Class A Common Stock and 200,000 shares of Class B Stock. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, resulting in an increase in the number of shares available for issuance under the 2020 Plan (up to an additional 1,096,938 shares of Class A Common Stock). On April 5, 2021, the Board of Directors issued 262,830 RSUs to senior management.

Our Financing Strategy

Prior to the interruptions to our revenues caused by the COVID-19 pandemic, we have used cash generated from operations and other excess cash to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This has provided us with availability under our available loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we have reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary. In 2020, we completed amending and extending various financing arrangements less than two weeks prior to the COVID-19 government mandated shutdowns, which we believe has helped provide the necessary liquidity to see us through the COVID-19 crisis.

In response to the COVID-19 pandemic, the temporary closure of our theaters, and the trading restrictions placed on many of our real estate tenants at our ETCs, we had fully drawn-down on all our available operating lines-of-credit by the end of the first quarter of 2020, to provide future liquidity by the end of the first quarter of 2020. As of March 31, 2021, we had $5.1 million available on our U.S. Bank of America Credit Facility and have the ability to redraw these funds as Management sees fit to provide liquidity for our cinema operations, as long as the current required liquidity tests continue to be met.

For more information about our liquidity and financing strategy, please refer to Note 3 – Impact of COVID-19 Pandemic on Liquidity to the Consolidated Financial Statements included herein.

Bank of America Loan

On March 6, 2020, we (i) entered into an amendment for our $55.0 million credit facility with Bank of America, which supports our U.S. Cinema operations, extending the maturity date to March 6, 2023 and (ii) also extending the term of our $5.0 million line of credit with Bank of America to March 6, 2023.

On August 7, 2020, we entered into a Waiver and Second Amendment to the Second Amended and Restated Credit Agreement (“Amendment”) modifying certain financial covenants within this credit facility and temporarily suspended the testing of certain other covenant tests through measurement period ending September 30, 2021. The testing of the financial covenant resumes for the measurement period ending December 31, 2021. The modifications also include a new covenant related to maintenance of certain liquidity levels. Under the Amendment, cash balances in excess of $3.0 million will be used to paydown the facility debt. However, this is not a reduction in that credit facility and, subject to the satisfaction of draw down requirements, will be available for re-borrowing. In addition to the covenant modifications, the interest rate on borrowings under this facility was fixed at 3.0% above the “Eurodollar” rate, which itself now has a floor of 1.0%. As of March 31, 2021, we had $5.1 million available under this credit facility. In regard to the line of credit, we also modified the interest rate, wherein the LIBOR portion of the rate now has a floor of 1.0%. Such modifications were not considered to be substantial under U.S. GAAP.

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

NAB Corporate Term Loan (AU)

Prior to COVID-19, in March 2019, we amended our Revolving Corporate Markets Loan Facility with NAB from a facility comprised of (i) a AU$66.5 million loan facility and (ii) a bank guarantee of AU$5.0 million into (i) a AU$120.0 million Corporate Loan facility, with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Such debt modifications of this particular term loan were not considered to be substantial under U.S. GAAP.

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

On December 29, 2020, to fund the completion of our recently opened cinema in Jindalee, Queensland, we increased the core portion of our Revolving Corporate Markets Loan Facility by AU$3.0 million and is repayable in six monthly installments of $500,000 beginning April 30, 2021 until fully repaid on October 31, 2023. This amendment increases the Facility Limit to

AU$123.0 million, which will be reduced back to AU$120.0 million as the Jindalee funding is repaid. We further modified certain covenants within this Revolving Corporate Markets Loan Facility with NAB. The Fixed Charge Cover Ratio testing periods were further modified through the quarter ended September 30, 2021. The Leverage ratio was also modified through quarter ended June 30, 2022.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65%, respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. On April 29, 2021, Westpac waived the requirement to test certain covenants as of March 31, 2021. On May 7, 2021, we repaid $11.2 million (NZ$16.0 million) of this debt, which also represented a permanent reduction in this facility.

44 Union Square Financing

Construction of our 73,000 rentable square foot retail and office building at 44 Union Square in Manhattan is substantially complete and a core & shell temporary certificate of occupancy has been issued to permit the construction of tenant improvements. The property is now in its lease-up phase and we have retired all of the construction debt associated with that project using internally generated funds. On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital. Proceeds were immediately drawn, subject to certain customary reserves. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0% and has two 12-month options to extend, but may be repaid at any time, subject to notice and a minimum interest payment equal to the positive difference between interest paid on the loan through the pre-payment date and one-year’s interest. In effect, the loan may be repaid after 12 months without the payment of any premium.

Refer to Note 11 – Borrowings for additional information.

Please refer to our 2020 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarters ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2021	March 31, 2020	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$18,115	$46,310	(61)%
Real estate	3,323	4,602	(28)%
Inter-segment elimination	(131)	(1,684)	92%
Total revenue	21,307	49,228	(57)%
Operating expense
Cinema exhibition	(22,013)	(43,976)	50%
Real estate	(2,655)	(2,760)	4%
Inter-segment elimination	131	1,684	92%
Total operating expense	(24,537)	(45,052)	46%
Depreciation and amortization
Cinema exhibition	(3,578)	(3,778)	5%
Real estate	(1,840)	(1,300)	(42)%
Total depreciation and amortization	(5,418)	(5,078)	(7)%
General and administrative expense
Cinema exhibition	(799)	(1,210)	34%
Real estate	(196)	(355)	45%
Total general and administrative expense	(995)	(1,565)	36%
Segment operating income
Cinema exhibition	(8,275)	(2,654)	(>100)%
Real estate	(1,368)	187	(>100)%
Total segment operating income (loss)	$(9,643)	$(2,467)	(>100)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(231)	(192)	(20)%
General and administrative expense	(4,103)	(4,380)	6%
Interest expense, net	(4,363)	(1,789)	(>100)%
Equity earnings of unconsolidated joint ventures	(50)	78	(>100)%
Gain (loss) on sale of assets	46,545	—	—%
Other income (expense)	1,641	(218)	>100%
Income before income taxes	29,796	(8,968)	>100%
Income tax benefit (expense)	(7,728)	3,013	(>100)%
Net income (loss)	22,068	(5,955)	>100%
Less: net income (loss) attributable to noncontrolling interests	3,103	(80)	>100%
Net income (loss) attributable to RDI common stockholders	$18,965	$(5,875)	>100%
Basic earnings (loss) per share	$0.87	$(0.27)	>100%

Consolidated and Non-Segment Results:

First Quarter Results

Net income attributable to RDI common stockholders for the quarter ended March 31, 2021 increased by $24.8 million, to $19.0 million, when compared to the same period in the prior year, and basic EPS increased by $1.14, to $0.87 for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. These increases were due to the sale of our non-income producing land in Manukau, New Zealand and Coachella, California.

Revenue for the quarter ended March 31, 2021 decreased by 57%, or $27.9 million, to $21.3 million compared to the same period prior year. This decrease was attributable to (i) the ongoing temporary closure of some of our cinemas in the first quarter of 2021 compared to first quarter of 2020 when our global cinemas closed during the last half of March 2020 due to the COVID-19 pandemic, (ii) reduced seating occupancy as a result of social distancing measures, and (iii) changes to the release schedule by film distributors, which collectively led to a significant drop in attendance compared to first quarter of 2020. This was further impacted by the ongoing temporary closures of our U.S. Live Theatres and the rent abatements provided to a handful of our third-party tenants as a result of the COVID-19 pandemic.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended March 31, 2021 decreased by 6%, or $0.3 million, to $4.1 million compared to the quarter ended March 31, 2020 due to (i) savings in payroll costs as a result of the wage subsidy program in Australia (which expired on March 27, 2021) and a reduction in corporate staff, (ii) reduced costs related to corporate airfare and travel as a result of COVID-19 restrictions, and (iii) decreases in professional and legal services. This is partially offset by the strengthening of the Australian and New Zealand dollar against the U.S. dollar.

Income Tax Expense

Income tax expense for the quarter ended March 31, 2021 increased by $10.7 million to $7.7 million, compared to the equivalent prior-year period. The change between 2021 and 2020 is primarily related to the increase in pretax income in 2021 due to the sales of our Manukau and Coachella properties.

Business Segment Results

As of March 31, 2021, we leased or owned and operated 61 cinemas with 504 screens, which includes our interests in certain unconsolidated joint ventures that total three cinemas with 29 screens. In addition, we:

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

•owned our Union Square development property with approximately 73,000 square feet of net leasable area comprised of retail and office space. The 44 Union Square is currently in the leasing phase, and we received a temporary certificate of occupancy with respect to the core and shell work on August 31, 2020; and

•owned 197-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the first quarter of 2021, the Australian dollar and New Zealand dollar strengthened against the U.S. dollar by 17.5% and 13.3%, respectively, compared to the same period prior year.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarters ended March 31, 2021 and March 31, 2020, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2021	% of Revenue	March 31, 2020	% of Revenue	Three Months Ended
REVENUE
United States	Admissions revenue	$1,885	10%	$13,914	30%	(86)%
	Food & beverage revenue	1,241	7%	6,964	15%	(82)%
	Advertising and other revenue	664	4%	2,429	5%	(73)%
		$3,790	21%	$23,307	50%	(84)%
Australia	Admissions revenue	$7,463	41%	$12,510	27%	(40)%
	Food & beverage revenue	3,722	21%	5,611	11%	(34)%
	Advertising and other revenue	932	5%	1,466	4%	(36)%
		$12,117	67%	$19,587	42%	(38)%
New Zealand	Admissions revenue	$1,415	8%	$2,265	5%	(38)%
	Food & beverage revenue	657	3%	983	2%	(33)%
	Advertising and other revenue	135	1%	168	1%	(20)%
		$2,207	12%	$3,416	8%	(35)%

Total revenue		$18,114	100%	$46,310	100%	(61)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(810)	4%	$(7,258)	16%	89%
	Food & beverage cost	(314)	2%	(1,820)	4%	83%
	Occupancy expense	(6,254)	35%	(6,585)	14%	5%
	Other operating expense	(3,032)	17%	(9,242)	20%	67%
		$(10,410)	58%	$(24,905)	54%	58%
Australia	Film rent and advertising cost	$(3,028)	17%	$(5,464)	12%	45%
	Food & beverage cost	(836)	5%	(1,155)	2%	28%
	Occupancy expense	(2,186)	12%	(3,888)	8%	44%
	Other operating expense	(3,538)	19%	(5,387)	12%	34%
		$(9,588)	53%	$(15,894)	34%	40%
New Zealand	Film rent and advertising cost	$(565)	3%	$(1,055)	2%	46%
	Food & beverage cost	(124)	1%	(195)	1%	36%
	Occupancy expense	(455)	2%	(819)	2%	44%
	Other operating expense	(870)	5%	(1,107)	2%	21%
		$(2,014)	11%	$(3,176)	7%	37%

Total operating expense		$(22,012)	122%	$(43,975)	95%	50%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,828)	10%	$(2,019)	4%	9%
	General and administrative expense	(513)	3%	(869)	2%	41%
		$(2,341)	13%	$(2,888)	6%	19%
Australia	Depreciation and amortization	$(1,426)	8%	$(1,393)	3%	(2)%
	General and administrative expense	(287)	1%	(370)	1%	22%
		$(1,713)	9%	$(1,763)	4%	3%
New Zealand	Depreciation and amortization	$(324)	2%	$(366)	1%	11%
	General and administrative expense	—	0%	29	(0)%	100%
		$(324)	2%	$(337)	1%	4%

Total depreciation, amortization, general and administrative expense		$(4,378)	24%	$(4,988)	11%	12%
OPERATING INCOME (LOSS) – CINEMA
United States		$(8,961)	(50)%	$(4,487)	(10)%	(100)%
Australia		816	5%	1,930	4%	(58)%
New Zealand		(131)	(1)%	(97)	(0)%	(35)%
Total Cinema operating income (loss)		$(8,276)	(46)%	$(2,654)	(6)%	(>100)%

First Quarter Results

Cinema Segment operating income

Cinema segment operating income for the quarter ended March 31, 2021 decreased by $5.6 million, to a loss of $8.3 million when compared to the same period in 2020. This decrease is primarily driven by the repercussions caused by the COVID-19 pandemic, such as (i) the continued temporary closure of some of our cinemas in the first quarter of 2021 compared to first quarter of 2020 where only part of March 2020 was impacted by theaters being closed worldwide due to the COVID-19 pandemic, (ii) the reduced capacity as a result of social distancing measures, and (iii) the delays in release schedules by film distributors, which collectively led to a significant drop in attendance and a reduction in revenue. However, this decrease is partially mitigated by (i) the reopening of the majority of our cinemas worldwide, (ii) the absence of internal rent expense from some of our fee-interest cinemas due to the COVID-19 pandemic, and (iii) rent abatements received from a number of our landlords.

Revenue

Cinema revenue decreased by 61%, or $28.2 million, to $18.1 million for the quarter ended March 31, 2021 compared to the same period in 2020.

Below are the changes in our cinema revenue by market:

U.S. Cinemas

Cinema revenue decreased by 84%, or $19.5 million, to $3.8 million for the quarter ended March 31, 2021, due to an 88% decrease in attendance. These first quarter 2021 decreases were due primarily to (i) the ongoing temporary closure of the majority of our U.S. Cinemas (primarily in California and New York City) for most of the first quarter 2021, (ii) the social distancing measures put in place as a result of the COVID-19 pandemic, and (iii) the lack of a consistent and compelling movie slate from the major studios. The impact of these issues in Q1 2021 was partially reduced by the reopening of the majority of our U.S. cinemas during the month of March 2021.

Australia

Cinema revenue decreased by 38%, or $7.5 million, to $12.1 million for the quarter ended March 31, 2021, due to a 52% decrease in attendance. While our Australian cinemas were mostly opening during the first quarter of 2021, the lack of film product with releases being pushed farther into 2021 and beyond and social distancing requirements impacted revenue. This was partially offset by the strengthening of the Australian dollar when compared to the U.S. dollar.

New Zealand

Cinema revenue decreased by 35%, or $1.2 million, to $2.2 million for the quarter ended March 31, 2021, due to a 47% decrease in attendance. While our New Zealand cinemas were mostly opening during the first quarter of 2021, the lack of film product with releases being pushed farther into 2021 and beyond and social distancing requirements impacted revenue. This was partially offset by the strengthening of the New Zealand dollar when compared to the U.S. dollar.

Operating expense

Operating expense for the quarter ended March 31, 2021 decreased by 50%, or $22.0 million, to $22.0 million. This was due to a decline in film rent expense as a result of cinemas being closed and lack of new films, and savings in internal and external rent due to abatements received as a result of the COVID-19 pandemic. Furthermore, the temporary closures of our cinemas ultimately led to employee terminations in late March of 2020 in the U.S. resulting in a reduction in labor costs. Conversely, in Australia and New Zealand, there was no need to terminate employees as we enjoyed the benefits of wage subsidies provided by their respective governments, which covered virtually all of the costs of our cinema level personnel. The wage subsidy program in Australia was reduced at the beginning of 2021 but still continued to cover a portion of the costs, however, this program ended on March 27, 2021. The wage subsidy program in New Zealand ended on August 25, 2020.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended March 31, 2021 decreased by 12%, or $0.6 million, to $4.4 million, compared to the same period in 2020. This decrease is attributable to the savings in payroll costs as a result of the wage subsidy programs and reduction in corporate staff costs partially offset by the strengthening of the Australian and New Zealand dollar against the U.S. dollar.

Real Estate

The following table details our real estate segment operating results for the quarters ended March 31, 2021 and March 31, 2020, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2021	% of Revenue	March 31, 2020	% of Revenue	Three Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$82	2%	$574	12%	(86)%
	Property rental income	138	5%	51	1%	>100%
		220	7%	625	13%	(65)%
Australia	Property rental income	2,874	86%	3,579	78%	(20)%
New Zealand	Property rental income	230	7%	398	9%	(42)%

Total revenue		$3,324	100%	$4,602	100%	(28)%
OPERATING EXPENSE
United States	Live theatre cost	$(95)	3%	$(342)	7%	72%
	Property cost	(341)	10%	(622)	14%	45%
	Occupancy expense	(397)	12%	(159)	3%	(>100)%
		(833)	25%	(1,123)	24%	26%
Australia	Property cost	(765)	23%	(651)	14%	(18)%
	Occupancy expense	(600)	18%	(584)	13%	(3)%
		(1,365)	41%	(1,235)	27%	(11)%
New Zealand	Property cost	(342)	10%	(299)	6%	(14)%
	Occupancy expense	(116)	4%	(103)	3%	(13)%
		(458)	14%	(402)	9%	(14)%

Total operating expense		$(2,656)	80%	$(2,760)	60%	4%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(746)	22%	$(203)	5%	(>100)%
	General and administrative expense	(184)	6%	(191)	4%	4%
		(930)	28%	(394)	9%	(>100)%
Australia	Depreciation and amortization	$(841)	25%	$(863)	18%	3%
	General and administrative expense	(9)	1%	(168)	4%	95%
		(850)	26%	(1,031)	22%	18%
New Zealand	Depreciation and amortization	(253)	8%	(234)	5%	(8)%
	General and administrative expense	(2)	0%	4	(0)%	(>100)%
		(255)	8%	(230)	5%	(11)%
Total depreciation, amortization, general and administrative expense		$(2,035)	61%	$(1,655)	36%	(23)%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(1,543)	(46)%	$(892)	(19)%	(73)%
Australia		659	20%	1,313	29%	(50)%
New Zealand		(483)	(15)%	(234)	(6)%	(>100)%
Total real estate operating income (loss)		$(1,367)	(41)%	$187	4%	(>100)%

First Quarter Results

Real Estate Segment Income

Real estate segment operating income for the quarter ended March 31, 2021 decreased by $1.6 million, to a loss of $1.4 million, compared to the same period in 2020. This decrease is attributable to the ongoing temporary closures of our U.S. Live Theatres, the decision to abate internal rent revenue from some of our fee-interest cinemas, and the rent abatements provided to certain third-party tenants as a result of the COVID-19 pandemic. These results were partially offset by rental income received from our Culver City tenant which did not exist in 2020: straight line rent commenced May 2020.

Revenue

Real estate revenue for the quarter ended March 31, 2021 decreased by 28%, or $1.3 million, to $3.3 million, compared to the same period in 2020. This decrease is attributable to the ongoing temporary closures of our U.S. Live Theatres and the issuance of rent abatements to certain third-party Australian tenants. The decrease was further impacted by the decision to abate intercompany rent payable by Reading Cinemas as anchor tenants at some of our ETCs in response to the closures and revenue reductions caused by COVID-19. These results were partially offset by rental income received from our Culver City tenant which did not exist in 2020: straight line rent commenced May 2020.

Operating Expense

Operating expense for the quarter ended March 31, 2021 decreased by 4%, or $0.1 million, to $2.7 million, due to the ongoing temporary closures of our Live Theatre business unit. This decrease was offset by increased costs related to our 44 Union Square property being included in operating costs and our inability to lower fixed expenses despite declining revenues due to the pandemic conditions.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the quarter ended March 31, 2021 increased by 23%, or $0.4 million, to $2.0 million, which is attributable to the commencement of depreciation of our 44 Union Square property.

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 outbreak has materially adversely affected the economies (and the cinema exhibition industry in particular) of the United States, Australia, and New Zealand. Outbreaks of COVID-19 caused cinemas and other public assembly venues to close in March of 2020. Major studios have announced the delayed release of major motion pictures into 2021 and beyond or have gone straight to streaming. The delayed releases of major motion pictures has and will push revenues into later quarters, thereby reducing our full year revenues. However, even if such film product is forthcoming, operating revenues may continue to be adversely impacted by ongoing governmental restrictions, social distancing requirements, the adoption and implementation of new sanitization protocols, and potential hesitancy of patrons to return to public indoor venues.

In response to uncertainties associated with the outbreak of the COVID-19 pandemic and its impact on our Company’s business, Management drew down the available operating borrowing capacity in the first quarter of 2020 and implemented an immediate program to reduce costs and cash outlays. As our cinemas have reopened, a portion of those borrowings have now been repaid. On March 31, 2021, we paid down $1.3 million on the Bank of America revolving credit facility bringing the total to $5.1 million available to be drawn under this facility. On May 7, 2021, we repaid $11.2 million (NZ$16.0 million) to Westpac, which represented a permanent reduction in this facility.

In addition, Management undertook a program to monetize certain of our real estate assets. In the first quarter of 2021, these efforts produced net proceeds to our Company of $65.2 million (representing a pre-tax profit of $47.4 million) and after taxes proceeds to our Company of $37.4 million. The assets monetized were our non-income producing undeveloped land at Manukau in New Zealand and Coachella in California. We are currently in contract negotiations with qualified buyers to sell our Auburn Redyard ETC in the Sydney area. On May 14, 2021, we entered into a definitive purchase and sale agreement with respect to our Royal George Theatre in Chicago. While no assurances can be given, we anticipate that both transactions will close during the second quarter of 2021. We have used a portion of the proceeds of the monetization of our Manukau property to retire the construction debt on our 44 Union Square property. On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital. Proceeds were immediately drawn, subject to certain customary reserves. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0% and has two 12-month options to extend, but may be repaid at any time, subject to notice and a minimum interest payment equal to the positive difference between interest paid on the loan through the pre-payment date and one-year’s interest. In effect, the loan may be repaid after 12 months without the payment of any premium.

Our total outstanding borrowings were $243.0 million on March 31, 2021 compared to $285.0 at December 31, 2020. As of March 31, 2021, we had $40.9 million in cash and cash equivalents compared to $26.8 million at December 31, 2020. Our Company’s use of these loan funds is in some ways limited due to limitations on the expatriation of funds from Australia and New Zealand to the United States and limitations on our use of the proceeds from our $55.0 million Bank of America Credit Facility for purposes unrelated to our U.S. cinema activities.

Our bank loans with the Bank of America, NAB, and Westpac require that our Company comply with certain covenants. The longer the COVID-19 pandemic and the associated limitations (both legal and practical) on our business exist, the greater the risk that, in the absence of other actions by our Company, we will be unable to continue to comply with these covenants. However, in such an event, our Company expects to be able to obtain an amendment or waiver from its lenders, though no assurances can be given. We believe that our lenders understand that the current situation is not of our making, that we are doing everything that can reasonably be done, and that our relationship with our lenders is good.

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

We continue to advance most of our real estate initiatives as these are, generally speaking, still in the planning stage and, as a result, less impacted than projects in their construction phase. 44 Union Square received a temporary certificate of occupancy for the core and shell of the building on August 31, 2020 and is in the lease-up phase following completion of construction with the exception of minor punch list items. We, fortunately, have only one project in a construction phase – the refurbishment of our Consolidated Theatre at the Kahala Mall in Honolulu. We anticipate that our Consolidated Theatre at the Kahala Mall will reopen for business after construction is completed. We do, however, have contractual commitments to fit-out or refurbish seven cinemas at an estimated cost of approximately $11.8 million, over the next 15 months.

Our pre-COVID-19 business plan with respect to the Real Estate segment of our business was to continue the build-out of our Newmarket Village and Auburn Redyard ETCs in Australia; to master-plan the redevelopment of our Courtenay Central site in New Zealand into an urban entertainment center with a focus on cinema exhibition and F&B; in Manukau/Wiri, New Zealand, to develop in concert with other major landowners, the infrastructure needed to support the construction of income-producing light industrial improvements; to reassess and master-plan our Cinemas 1,2,3 property for redevelopment as a stand-alone 96,000 square foot mixed use property and in the interim to continue to use it as a cinema; and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, where appropriate, to dispose of such assets. However, as indicated above, the COVID-19 pandemic forced a reassessment of that plan. During the first quarter of 2021, we sold our Manukau and Coachella non-income producing land assets and reclassified our Auburn Redyard ETC and Royal George Theatre complex as assets held for sale. We are currently in exclusive negotiations with a qualified buyer with respect to Auburn Redyard and have entered into a definitive purchase and sale agreement with respect to our Royal George Theatre. While no assurances can be given, we anticipate that both transactions will close during the second quarter of 2021. Going forward, subject to capital allocation considerations, we will be focusing on completing the lease up of our 44 Union Square property in Manhattan, the further development of our Newmarket ETC in Australia and Courtenay Central ETC in New Zealand, and the redevelopments of our Cinema 1,2,3 property in Manhattan and our historic railroad properties in Philadelphia.

The success of our Company is naturally dependent on our ongoing ability to execute these business plans effectively through our available resources (both cash and available borrowing facilities), while still maintaining appropriate levels of liquidity. Prior to the COVID-19 pandemic, our financial obligations arose mainly from capital expenditure needs, working capital requirements, and debt servicing requirements. We managed our liquidity needs by working to generate adequate cash flows from operating activities, to obtain and maintain appropriate financing or extension of maturity dates under reasonable arrangements, and/or to convert non-performing or non-strategic assets into cash as appropriate under the circumstances. During the pandemic, we had to rely on our ability to control costs, to generate revenue from different sources, and to maintain and obtain adequate and reasonable financing, while at the same time reviewing and, where appropriate, converting non-strategic assets into cash, if and as needed. Historically, we have funded our capital expenditures out of operating cash flow. Obviously, with our revenues severely curtailed by the closure and other limitations imposed on our cinema activities, we have needed to look to our lenders for the near term. However, we remain confident in our cinema industry and that it will once again be the primary engine through which we fund our liquidity needs.

The impact of the COVID-19 pandemic on our business has reduced our liquidity and our Management, consequently, has postponed, or reprioritized most of our capital expenditures based on assessments of conditions and liquidity requirements.

During the remainder of 2021, we anticipate that we will continue to limit our capital expenditures, and as a result, we currently estimate that our cash capital expenditures in both our cinema and real estate segments in 2021 will not exceed $17.2 million. The projects requiring capital expenditures in 2021 will include: (i) with respect to our cinema business, the renovation of existing global cinemas and the construction of new cinemas in Australia and (ii) with respect to our real estate business, capital for the build out/fit out of third-party tenant spaces. Our Company believes that 2021 capital expenditures will be paid for principally by funds raised by the monetization and refinancing of our assets, cash flow from operations and/or funds available under global credit facilities.

Our Company remains focused on all economic factors affecting us as the markets in which we operate appear to be emerging from the worst effects of the COVID-19 pandemic, including, financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If our Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed our Company’s borrowing capacity under its available facilities, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating such planned capital expenditures, selling additional assets, or restructuring debt.

For more information about our liquidity, please refer to Note 3 – Impact of COVID-19 Pandemic on Liquidity and Note 11 – Borrowings in the Notes to Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this report.

The changes in cash and cash equivalents for the quarters ended March 31, 2021 and March 31, 2020, respectively, are discussed as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020	% Change
Net cash provided by (used in) operating activities	$(3,774)	$(8,672)	56%
Net cash provided by (used in) investing activities	63,906	(9,804)	>100%
Net cash provided by (used in) financing activities	(45,713)	60,905	(>100)%
Effect of exchange rate changes on cash and cash equivalents	(325)	329	(>100)%
Increase (decrease) in cash and cash equivalents	$14,094	$42,758	(67)%

Operating activities

Cash used in operating activities for the quarter ended March 31, 2021 decreased by $4.9 million, to $3.8 million driven by a $20.9 million decrease in cash inflows from operating activities, offset by a $25.8 million increase in net changes in operating assets and liabilities resulting from savings from rent abatements and taxes payable.

Investing activities

Cash provided by investing activities during the quarter ended March 31, 2021 increased by $73.7 million, to $63.9 million when compared to the same period in 2020. This increase is primarily attributable to $65.6 million proceeds mainly from the sale of Manukau and Coachella, and an $8.1 million decrease in capital expenditures.

Financing activities

The $45.7 million net cash used in financing activities during the quarter ended March 31, 2021 is related to $42.6 million of loan repayments related to our 44 Union Square property and $5.3 million of the Coachella noncontrolling interest distributions, offset by $2.3 million of new borrowings related to Jindalee.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the first quarter ended March 31, 2021 and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	March 31, 2021	2020	2019	2018(3)	2017(2)(3)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$40,920	$26,826	$12,135	$13,127	$13,668
Unused borrowing facility	5,100	15,490	73,920	85,886	137,231
Restricted for capital projects(1)	—	9,377	13,952	30,318	62,280
Unrestricted capacity	5,100	6,113	59,968	55,568	74,951
Total resources at period end	46,020	42,316	86,055	99,013	150,899
Total unrestricted resources at period end	46,020	32,939	72,103	68,695	88,619
Debt-to-Equity Ratio
Total contractual facility	$248,072	$300,449	$283,138	$252,929	$271,732
Total debt (gross of deferred financing costs)	242,972	284,959	209,218	167,043	134,501
Current	2,291	42,299	37,380	30,393	8,109
Non-current	240,681	242,660	171,838	136,650	126,392
Finance lease liabilities	105	118	—	—	—
Total book equity	95,750	81,173	139,616	179,979	181,382
Debt-to-equity ratio	2.54	3.51	1.50	0.93	0.74
Changes in Working Capital
Working capital (deficit)(4)	$(12,995)	$(64,140)	$(84,138)	$(56,047)	$(47,294)
Current ratio	0.86	0.47	0.24	0.35	0.41
Capital Expenditures (including acquisitions)	$1,663	$16,759	$47,722	$56,827	$76,708

(1)This relates to the construction facilities specifically negotiated for: 44 Union Square redevelopment project.

(2)Certain 2017 balances included the restatement impact as a result of a prior period financial statement correction of immaterial errors (see Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statement Correction of Immaterial Errors).

(3)See Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statements Correction of Immaterial Errors of the 2020 Form 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

(4)Typically, our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

We manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. Before the COVID-19 pandemic, our treasury management has been focused on aggressive cash management using cash balances to reduce debt and minimize interest expense. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditures, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. As a result of the COVID-19 pandemic, we chose to fully draw down on most of our lines of credit in order to provide liquidity for our Company during a time of minimal revenues.

Refer to Note 11 – Borrowings for further details on our various borrowing arrangements.

At March 31, 2021, our consolidated cash and cash equivalents totaled $40.9 million, which included approximately $17.6 million in U.S. operations, $9.2 million in Australian operations, and $14.1 million in New Zealand operations. Due to the impact of COVID-19, we no longer intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2021:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Debt(1)	$1,394	$25,070	$177,665	$296	$287	$7,794	$212,506
Operating leases, including imputed interest	24,946	33,202	32,406	30,531	28,369	143,508	292,962
Finance leases, including imputed interest	40	43	29	—	—	—	112
Subordinated debt(1)	510	711	747	585	—	27,913	30,466
Pension liability	513	684	684	684	684	1,375	4,624
Estimated interest on debt (2)	6,727	7,538	5,384	1,524	1,472	2,104	24,749
Village East purchase option(3)	—	—	5,900	—	—	—	5,900
Total	$34,130	$67,247	$222,815	$33,620	$30,812	$182,694	$571,319

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

Please refer to Item 3 – Legal Proceedings in our 2020 Form 10-K for more information. There have been no material changes to our litigation since our 2020 Form 10-K.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the first quarter ended March 31, 2021.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the first quarter ended March 31, 2021.

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
2021
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

Inflation

We continually monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. Competitive conditions in many of our markets restrict our ability to recover fully the higher costs of acquired goods and services through price increases. We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses. The effects of inflation have not had a material impact on our operations and the resulting financial position or liquidity. However, we are monitoring recent macro-economic factors suggesting the possibility of increased inflation as the economy emerges from the COVID-19 pandemic.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding the expected timing of the reopening of our cinemas and theatres; our expected operating results, including due to our diverse business structure; our expectations regarding the implementation and success of our new initiatives; our expectations regarding the potential monetization and refinancing of real estate assets, including the timing of any sale our Auburn/Redyard Entertainment Themed Center and Royal George Theatre properties; our expectations regarding the future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people continuing to use discretionary funds on entertainment outside of the home; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants; our expectations regarding the timing of the completions our construction projects, including the Consolidated Theatre at the Kahala Mall and the fit-out or refurbishment of certain cinemas; our expectations regarding the commencement of rental income on our office building; our expectations regarding our stock repurchase program; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•with respect to our cinema and live theatre operations:

•the adverse impact of the COVID-19 pandemic which resulted in the temporary shutdown of our global theaters in March 2020, and the adverse effects on our anticipated cinema operations should there be further closings or restrictions mandated should the COVID-19 pandemic conditions become more severe, including with our live theatres in New York City and Chicago;

•the adverse effects of the COVID-19 pandemic on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•the adverse impact of the COVID-19 pandemic on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;

•the decrease in attendance at our cinemas and theatres after they have reopened due to (i) continued health and safety concerns, (ii) a change in consumer behavior in favor of alternative forms of entertainment, or (iii) additional regulatory requirements limiting our seating capacity;

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

•the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home theaters” and competitive film product distribution technology, such as, streaming, cable, satellite broadcast, video on demand platforms, and Blu-ray/DVD rentals and sales;

•the impact of major movies being released directly to one of the multitude of streaming services available;

•the impact of certain competitors’ subscription or advance pay programs;

•the failure of our new initiatives to gain significant customer acceptance and use or to generate meaningful profits;

•the cost and impact of improvements to our cinemas, such as improved seating, enhanced F&B offerings, and other improvements;

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

•the potential monetization of certain non-core real estate assets;

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

•our ability to renew, extend, renegotiate or replace our loans that mature in 2022 and beyond;

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

•Management and Board distraction, expenses and other effects of the litigation efforts that were mounted by James J. Cotter, Jr. against our Company, which may continue after his death, including efforts to cause a sale of voting control of our Company;

•the relative values of the currency used in the countries in which we operate;

•the impact that any discontinuance, modification or other reform of London Inter-Bank Offered Rate (LIBOR), or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments;

•changes in government regulation, including by way of example, the costs resulting from the requirements of Sarbanes-Oxley;

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

•potential inflationary pressures; and

•changes in applicable accounting policies and practices.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, earthquakes, pandemics, such as COVID-19, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Part I, Item 1A - Risk Factors and Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the risk factors set forth in any other filings made under the Securities Act of 1934, as amended, including any of our Quarterly Reports on Form 10-Q, for more information.

Forward-looking statements made by us in this quarterly report are based only on information currently available to us and are current only as of the date of this report. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

At March 31, 2021, approximately 39% and 10% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $23.3 million in cash and cash equivalents. At December 31, 2020, approximately 39% and 12% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $19.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $2.7 million for the three months ended March 31, 2021. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of March 31, 2021 and December 31, 2020, the balance of cumulative foreign currency translation adjustments were approximately $12.3 million loss and $15.0 million gain, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $460,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Part I, Item 3, Legal Proceedings, contained in our 2020 Form 10-K.

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the following risk factor was identified:

We are subject to risks related to corporate social responsibility and reputation. Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, other key stakeholders, and the communities in which we do business. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

Item 1.01 Entry into a Material Definitive Agreement

We incorporate by reference the information contained in Note 11 - Borrowings of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this quarterly report relating to the respective amendment to our credit agreement with Westpac New Zealand Limited. Such description is only a summary of the material provisions of the respective amendment and does not purport to be complete and is qualified in its entirety by reference to the provisions in such amendment, a copy of which is attached to this report as Exhibits 10.1.

Item 6 – Exhibits

10.1†	Letter of Variation dated April 29, 2021 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

____________________

† Portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the registrant if publicly disclosed. Information that has been omitted has been noted in this document with a placeholder identified by the mark “[***]”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: May 17, 2021

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: May 17, 2021

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer