Form 10-Q
period 2021-06-30
READING INTERNATIONAL INC
filed 2021-08-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2021, there were 20,128,815 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$111,752	$26,826
Receivables	2,795	2,438
Inventory	1,097	1,059
Prepaid and other current assets	15,814	8,414
Land and property held for sale	—	17,730
Total current assets	131,458	56,467
Operating property, net	316,745	353,125
Operating lease right-of-use assets	228,156	220,503
Investment and development property, net	9,713	11,570
Investment in unconsolidated joint ventures	5,112	5,025
Goodwill	27,266	28,116
Intangible assets, net	3,738	3,971
Deferred tax asset, net	3,343	3,362
Other assets	6,895	8,030
Total assets	$732,426	$690,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$56,758	$38,877
Film rent payable	2,920	2,473
Debt - current portion	2,604	41,459
Subordinated debt - current portion	693	840
Derivative financial instruments - current portion	219	218
Taxes payable - current	20,385	82
Deferred revenue	9,128	10,133
Operating lease liabilities - current portion	23,753	22,699
Other current liabilities	3,658	3,826
Total current liabilities	120,118	120,607
Debt - long-term portion	219,366	213,779
Derivative financial instruments - non-current portion	96	212
Subordinated debt, net	26,617	26,505
Noncurrent tax liabilities	7,443	13,070
Operating lease liabilities - non-current portion	220,426	212,806
Other liabilities	21,161	22,017
Total liabilities	$615,227	$608,996
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,060,557 issued and 20,128,815 outstanding at June 30, 2021 and 33,004,717 issued and 20,068,607 outstanding at December 31, 2020	232	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2021 and December 31, 2020	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	150,780	149,979
Retained earnings/(deficits)	(2,886)	(44,553)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	8,365	12,502
Total Reading International, Inc. stockholders’ equity	116,101	77,769
Noncontrolling interests	1,098	3,404
Total stockholders’ equity	117,199	81,173
Total liabilities and stockholders’ equity	$732,426	$690,169

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Cinema	$32,715	$1,217	$50,829	$47,527
Real estate	3,318	2,205	6,510	5,123
Total revenue	36,033	3,422	57,339	52,650
Costs and expenses
Cinema	(31,366)	(13,660)	(53,248)	(55,952)
Real estate	(2,564)	(1,589)	(5,219)	(4,349)
Depreciation and amortization	(5,801)	(5,266)	(11,451)	(10,537)
General and administrative	(8,834)	(5,102)	(13,931)	(11,047)
Total costs and expenses	(48,565)	(25,617)	(83,849)	(81,885)
Operating income (loss)	(12,532)	(22,195)	(26,510)	(29,235)
Interest expense, net	(3,005)	(2,004)	(7,368)	(3,797)
Gain (loss) on sale of assets	43,241	—	89,786	—
Other income (expense)	154	19	1,795	(196)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	27,858	(24,180)	57,703	(33,228)
Equity earnings of unconsolidated joint ventures	283	(274)	233	(195)
Income (loss) before income taxes	28,141	(24,454)	57,936	(33,423)
Income tax benefit (expense)	(5,547)	1,567	(13,275)	4,580
Net income (loss)	$22,594	$(22,887)	$44,661	$(28,843)
Less: net income (loss) attributable to noncontrolling interests	(108)	(185)	2,994	(266)
Net income (loss) attributable to Reading International, Inc. common shareholders	$22,702	$(22,702)	$41,667	$(28,577)
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$1.04	$(1.04)	$1.91	$(1.31)
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$1.01	$(1.04)	$1.86	$(1.31)
Weighted average number of shares outstanding–basic	21,808,556	21,742,667	21,784,700	21,749,356
Weighted average number of shares outstanding–diluted	22,480,168	21,742,667	22,456,919	21,749,356

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$22,594	$(22,887)	$44,661	$(28,843)
Foreign currency translation gain (loss)	(1,698)	10,655	(4,356)	(5,051)
Gain (loss) on cash flow hedges	55	10	116	(205)
Other	51	51	103	84
Comprehensive income (loss)	21,002	(12,171)	40,524	(34,015)
Less: net income (loss) attributable to noncontrolling interests	(108)	(185)	2,994	(266)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(9)	—	(9)
Comprehensive income (loss) attributable to Reading International, Inc.	$21,110	(11,977)	$37,530	$(33,740)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net income (loss)	$44,661	$(28,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(233)	195
Distributions of earnings from unconsolidated joint ventures	—	229
Gain recognized on foreign currency transactions	(1,809)	—
(Gain) Loss on sale of assets	(89,786)	—
Amortization of operating leases	11,453	10,244
Amortization of finance leases	25	64
Change in operating lease liabilities	(10,931)	(9,894)
Interest on hedged derivatives	—	—
Change in net deferred tax assets	(79)	—
Depreciation and amortization	11,451	10,537
Other amortization	600	401
Stock based compensation expense	915	704
Net changes in operating assets and liabilities:
Receivables	(145)	3,724
Prepaid and other assets	(2,017)	(5,773)
Payments for accrued pension	(342)	(342)
Accounts payable and accrued expenses	15,802	1,300
Film rent payable	502	(6,953)
Taxes payable	20,884	1,707
Deferred revenue and other liabilities	(6,929)	(426)
Net cash provided by (used in) operating activities	(5,978)	(23,126)
Investing Activities
Purchases of and additions to operating and investment properties	(4,460)	(13,948)
Change in restricted cash	(6,705)	—
Contributions to unconsolidated joint ventures	—	(63)
Proceeds from sale of assets	141,363	—
Net cash provided by (used in) investing activities	130,198	(14,011)
Financing Activities
Repayment of borrowings	(75,257)	(22,311)
Repayment of finance lease principal	(25)	(62)
Proceeds from borrowings	45,337	87,206
Capitalized borrowing costs	(1,481)	(649)
Repurchase of Class A Nonvoting Common Stock	—	(989)
(Cash paid) proceeds from the settlement of employee share transactions	(113)	(40)
Noncontrolling interest distributions	(5,300)	—
Net cash provided by (used in) financing activities	(36,839)	63,155
Effect of exchange rate changes on cash and cash equivalents	(2,455)	2,211
Net increase (decrease) in cash and cash equivalents	84,926	28,229
Cash and cash equivalents at January 1	26,826	12,135
Cash and cash equivalents at June 30	$111,752	$40,364
Supplemental Disclosures
Interest paid	$5,181	$4,837
Income taxes (refunded) paid	(3,526)	439
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	8,065	2,760

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Business and Segment Reporting

Our Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading,” and “we,” “us,” or “our”) was incorporated in 1999. Our businesses, owned and operated through our various subsidiaries, consist primarily of:

•the development, ownership, and operation of cinemas in the United States, Australia, and New Zealand; and,

•the development, ownership, operation and/or rental of retail, commercial and live venue real estate assets in Australia, New Zealand, and the United States.

Business Segments

Reported below are the operating segments of our Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of our Company. As part of our real estate activities, we have historically held undeveloped land in urban and suburban centers in the United States, Australia, and New Zealand. However, in the first quarter of 2021, we monetized our undeveloped land in Coachella, California, and Manukau, New Zealand. In the second quarter of 2021, we monetized our retail center Auburn/Redyard, Australia, which included approximately 2.6 acres of undeveloped land. In the second quarter of 2021, we also monetized our Royal George theater in Chicago.

The table below summarizes the results of operations for each of our business segments for the quarter and six months ended June 30, 2021 and 2020, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Revenue:
Cinema exhibition	$32,715	$1,217	$50,829	$47,527
Real estate	3,448	2,303	6,771	6,905
Inter-segment elimination	(130)	(98)	(261)	(1,782)
	$36,033	$3,422	$57,339	$52,650
Segment operating income (loss):
Cinema exhibition	$(7,345)	$(17,254)	$(15,621)	$(19,908)
Real estate	(1,054)	(807)	(2,423)	(620)
	$(8,399)	$(18,061)	$(18,044)	$(20,528)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Segment operating income (loss)	$(8,399)	$(18,061)	$(18,044)	$(20,528)
Unallocated corporate expense
Depreciation and amortization expense	(387)	(227)	(618)	(419)
General and administrative expense	(3,746)	(3,907)	(7,848)	(8,288)
Interest expense, net	(3,005)	(2,004)	(7,368)	(3,797)
Equity earnings of unconsolidated joint ventures	283	(274)	233	(195)
Gain (loss) on sale of assets	43,241	—	89,786	—
Other income (expense)	154	19	1,795	(196)
Income (loss) before income tax expense	$28,141	$(24,454)	$57,936	$(33,423)

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

Operating results for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

3)In the second quarter of 2020, in order to account for certain wage subsidies received from the Australian and New Zealand governments, we adopted International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The aim of these Australian and New Zealand government subsidies is to protect as many jobs as possible during the COVID-19 Pandemic by subsidizing the wages of employees, using the administrative capabilities of employers to forward such subsidies to their employees. The subsidies are not loans to employees or employers. U.S. GAAP has no codified accounting guidance concerning the measurement and presentation of such government grants, and in lieu of such guidance, common practice is to refer to IAS 20. IAS 20 permits entities to account for government grants on a gross basis, showing grants receivable as income and the associated expense as costs, or on a net basis, by deducting the grant from the related expense. The nature of the wage subsidies is such that, without them, our Company would likely have reduced its wages and salaries expense through the termination of certain employees. Our Company has therefore elected to present wages and salaries expense net of government grants. The impacted wages and salaries costs are contained within ‘other operating expenses’ and ‘general and administrative expenses’ in our cinema and real estate segments. For the quarter and six months to June 30, 2021, our Australian operations received subsidies totaling AU$701,000 and AU$3.5 million (U.S.$2.3 million) respectively. No subsidies were received by our New Zealand operations during this period. There were no unfulfilled conditions or contingencies relating to these subsidies at June 30, 2021.

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

While some jurisdictions have relaxed their COVID-19 restrictions, these same jurisdictions are, to varying degrees, reinstating their lockdowns due to the resurgence of COVID-19, including the emergence of new variants. Accordingly, the situation has been, and continues to be, uncertain and spikes in cases of COVID-19 continue to cause uncertainty in the market. Even where businesses have been allowed to reopen, operational limitations on density, hours of operation, and other operating factors, and varying degrees of public concern about interacting with third parties, are impacting the return to normal operations. Vaccination programs are now rolling out in the jurisdictions in which we operate, but periodic closures and limitations on operating activities are expected to continue until the COVID-19 spread is considered materially contained. No assurances can be given as to when material containment within each of the jurisdictions that affect our business will be achieved.

Cinema Segment Ongoing Impact

As of June 30, 2021, we had reopened 20 of our 24 cinemas in the U.S. Our Consolidated Theatre at the Kahala Mall in Honolulu, which was closed for a complete renovation prior to the start of the pandemic closures, remains closed as those renovations have been delayed due to COVID-19. We will open the remaining three cinemas when management determines it is operationally expedient to do so.

In New Zealand our circuit is open except for our Reading Cinemas at Courtenay Central (which continues to be closed due to seismic concerns which predated the pandemic). A return to operation of this center has been delayed by our efforts to respond to COVID-19.

During the first six months of 2021, we fully opened our Australian circuit, subject to occasional, short lockdowns. However, as of the date of this Report, 12 cinemas are closed as Australia experiences a resurgence of the COVID-19 virus.

The global performance of certain movies released in the first half of 2021 is encouraging. While not at 2019 pre-COVID levels, we see strong evidence that the general public wants to enjoy movies in a movie theatre environment. Despite this, COVID-19 continues to adversely impact our business by reducing our patronage numbers (due to limited seating capacities and public reticence to attend shared spaces) which in turn may cause film distributors to reschedule movie releases and increasing our costs of operation through enhanced cleaning protocols. The effect of rescheduling of movies can be to push the related revenues into later periods, as well as reduce the available patronage where a movie is also released to streaming on the same day. We have confidence in the movies anticipated for release in the remainder of 2021 and in 2022, but there can be no assurances regarding their performance or scheduling or which portion of revenues from such releases come to cinemas.

Real Estate Segment Ongoing Impact

Substantially all our tenants in our Australian and New Zealand real estate businesses (excluding Courtenay Central) are currently open for trading. In the U.S., much of our real estate income has traditionally been generated by rental revenue from our live theatres. As of the date of this report, our Orpheum theatre is open, but our Minetta theatre remains closed to the public due to COVID-19. Our Minetta Lane Theatre continues to generate income, however, as it is licensed on an exclusive basis to Audible, an Amazon company.

Liquidity Impact

The continued disruption of our global cinemas caused by COVID-19 led to a significant decrease in our Company’s revenues and earnings for the three and six month periods ended June 30, 2021, as compared to pre-COVID-19 operations. Such effects will likely continue, to varying degrees, until the virus is materially contained. As compared to the six months ended June 30, 2020, our revenues and earnings have increased as we have been able to reopen many of our theatres. Even though we are encouraged by the return of patrons to our theatres and the movie releases expected in the coming months, we cannot provide any assurances as to the nature or pace of a return to prior operating levels. With regards to our real estate operations, while all our New Zealand and Australian real estate tenants are currently trading (other than certain tenants who have closed for reasons unrelated to COVID-19), our real estate revenue and earnings may continue to be affected by any rent relief that we may deem necessary to provide to certain tenants experiencing continuing impacts from COVID-19.

Going Concern

Management continues to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. Management’s evaluation is informed by current liquidity positions, cash flow estimates, known capital and other expenditure requirements and commitments and management’s current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well since the onset of COVID-19 and is key to management’s overall evaluation of ASC 205-40 Going Concern.

The cumulative impact of COVID-19 on our cinema business led to the conclusion in the third quarter of 2020 that there was substantial doubt regarding our Company’s ability to continue as a going concern. Management’s plans to alleviate such substantial doubt included the intention to refinance our 44 Union Square property and the monetization of certain real estate assets.

As of June 2021, management has successfully executed these plans. As detailed at Note 11 – Borrowings, we have refinanced our 44 Union Square property resulting in a $43.0 million cash inflow before fees. As detailed at Note 6 – Real Estate Transactions, we monetized our non-income generating land in Manukau, New Zealand and Coachella, California, and monetized our ETC in Auburn, Australia and monetized our Royal George Theatre in Chicago. These sales produced net cash inflows of $136.1 million (net of transfers to our 50% partner with respect to the sale of the Coachella property). The execution of these plans generated cash inflows of $179.1 million. In addition, in the second quarter of 2021, we repaid $11.2 million (NZ$16.0 million) of our $22.4 million (NZ$32.0 million) Westpac facility, and we repaid $15.8 million (AU$20.5 million) of our $76.8 million NAB facility.

The Company’s financial position following the successful execution of these plans, and our forecasts and cash flow estimates based on our current expectations of industry performance and recovery, mean that our Company has sufficient resources to meet its obligations as they become due within one year after the issuance of this report on Form 10-Q. Management’s forecasts and cash flow estimates are based on the current expectation that the global cinema industry will continue to recover in 2021 and into 2022. Forecasts are by their nature inherently uncertain, but the effects of COVID-19 continue to cause greater forecasting difficulties than would otherwise exist in more stable economic times. While we are seeing substantial evidence of recovery, and at various times during the first six months of 2021, 57 of our 62 cinemas worldwide have been open for business, our forecasts rely upon the ability and desire of moviegoers to return to the movie theatres. Many factors influencing this are outside of management’s control, but are, nevertheless, material, individually and in the aggregate, to the realization of management’s forecasts and expectations throughout the period of COVID-19.

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2020, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and recorded an impairment charge of $217,000. As noted above, the financial performance of our cinemas has been improving at a rate better than that which was expected during the December 31, 2020, impairment analysis process. This improved performance at an asset group level, and the impacts of this performance on our impairment modelling, resulted in no impairment charges being recognized for the quarter and six months to June 30, 2021. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of December 31, 2020. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Given the improvements in trading conditions in the first and second quarters of 2021, no impairment of goodwill has been recognized for the quarter and six months ended June 30, 2021. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2021. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. However, in certain circumstances, we move funds between jurisdictions where circumstances encouraged us to do so from an overall economic standpoint. We take a global view of our financial resources, and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
	June 30, 2021		December 31, 2020	June 30, 2020
Spot Rate
Australian Dollar	0.7496		0.7709	0.6893
New Zealand Dollar	0.6978		0.7194	0.6446
Average Rate
Australian Dollar	0.7702	0.7716	0.6904	0.6576	0.6577
New Zealand Dollar	0.7153	0.7173	0.6504	0.6183	0.6266

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to RDI common stockholders	$22,702	(22,702)	$41,667	$(28,577)
Denominator:
Weighted average number of common stock – basic	21,808,556	21,742,667	21,784,700	21,749,356
Weighted average dilutive impact of awards	671,612	—	672,219	—
Weighted average number of common stock – diluted	22,480,168	21,742,667	22,456,919	21,749,356
Basic earnings (loss) per share attributable to RDI common stockholders	$1.04	(1.04)	$1.91	$(1.31)
Diluted earnings (loss) per share attributable to RDI common stockholders	$1.01	(1.04)	$1.86	$(1.31)
Awards excluded from diluted earnings (loss) per share	492,344	678,377	492,344	703,377

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. During the first six months of 2021, we did not repurchase any shares of Class A Common Stock.

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

Note 6 – Property and Equipment

Operating Property, net

As of June 30, 2021, and December 31, 2020, property associated with our operating activities is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Land	$70,603	$82,286
Building and improvements	225,600	253,419
Leasehold improvements	58,800	59,054
Fixtures and equipment	196,757	201,518
Construction-in-progress	8,025	9,285
Total cost	559,785	605,562
Less: accumulated depreciation	(243,040)	(252,437)
Operating property, net	$316,745	$353,125

Depreciation expense for operating property was $5.9 million and $11.3 million for the quarter and six months ended June 30, 2021, respectively, and $5.0 million and $10.2 million for the quarter and six months ended June 30, 2020, respectively.

Investment and Development Property, net

As of June 30, 2021, and December 31, 2020, our investment and development property is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Land	$4,244	$5,936
Construction-in-progress (including capitalized interest)	5,469	5,634
Investment and development property	$9,713	$11,570

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2021, are shown below:

(Dollars in thousands)	Balance, December 31, 2020	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, June 30, 2021
Courtenay Central development	7,255	4	—	—	(218)	7,041
Cinema developments and improvements	6,357	3,157	(3,886)	—	(10)	5,618
Other real estate projects	1,307	653	(990)	(121)	(14)	835
Total	$14,919	$3,814	$(4,876)	$(121)	$(242)	$13,494

Real Estate Transactions - Sales

Beginning in 2020, we reviewed our various real estate holdings in light of the fact that our cash flow from cinema operations had been materially adversely affected by the governmentally mandated cinema closings ordered in response to the COVID-19 pandemic and that, for the foreseeable future, other sources of cash would be needed to support our operations and that only very limited funds would be available for capital investment in our properties. Between the fourth quarter of 2020 and the second quarter of 2021, we classified as assets held for sale disposal groups and thereafter monetized the following real estate assets: the Auburn/Redyard Entertainment Themed Center (“ETC”), the Royal George Theatre, Coachella (land), and Manukau (land). A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or multiple assets. Each of these transactions is discussed separately below.

Auburn/Redyard, New South Wales

In January 2021, we classified our Auburn / Redyard ETC as held for sale, reflecting the fact that approximately 2.6 acres of this property was non-income producing land. This disposal group, which consists of land, the ETC building and related property, plant and equipment, was transferred to Land and Property Held for Sale at its book value of $30.2 million (AU$39.1 million), being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required.

The sale of Auburn/Redyard was completed on June 9, 2021, for $69.6 million (AU$90.0 million). As part of the transaction, we entered into a lease with the purchaser for the cinema portion of the Auburn/Redyard site.

The gain on sale of this property is calculated as follows:

June 30,
(Dollars in thousands)	2021
Sales price	$69,579
Net book value	(30,231)
Gain on sale, gross of direct costs	39,348
Direct sale costs incurred	(622)
Gain on sale, net of direct costs	$38,726

Royal George Theatre, Chicago

In February 2021, we classified our Royal George Theatre as held for sale as part of our strategy to monetize certain real estate assets. This disposal group, which consists of the Royal George Theatre building and the associated property, plant and equipment, was transferred to Land and Property Held for Sale at its book value of $1.8 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. On May 14, 2021, we entered into a definitive purchase and sale agreement with a qualified buyer. On June 30, 2021, we received net sale proceeds of $6.8 million (net of closing costs).

The gain on sale of this property is calculated as follows:

June 30,
(Dollars in thousands)	2021
Sales price	$7,075
Net book value	(1,824)
Gain on sale, gross of direct costs	5,251
Direct sale costs incurred	(295)
Gain on sale, net of direct costs	$4,956

Coachella, California

In December 2020, we classified the non-income producing land at Coachella (held through Shadow View Land and Farming LLC) as held for sale. This disposal group, which consists of land and certain improvements to that land, was transferred to Land and Property Held for Sale at its book value of $4.4 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 5, 2021 for $11.0 million. As a 50% member in Shadow View Land and Farming LLC, our Company received the benefit of 50% of the sale, being $5.3 million, These actions were approved by our Audit and Conflicts Committee.

The gain on sale of this property is calculated as follows:

March 31,
(Dollars in thousands)	2021
Sales price	$11,000
Net book value	(4,351)
Gain on sale, gross of direct costs	6,649
Direct sale costs incurred	(301)
Gain on sale, net of direct costs	$6,348

Manukau, New Zealand

In December 2020, we classified our non-income producing land at Manukau, New Zealand, as held for sale . This disposal group, which consists of land and certain improvements to that land, was transferred to Land Held for Sale at its book value of $13.6 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 4, 2021, for $56.1 million (NZ$77.2 million), of which NZ$1.0 million was received on February 23, 2021, and the balance of funds was received on March 4, 2021.

The gain on sale of this property is calculated as follows:

March 31,
(Dollars in thousands)	2021
Sales price	$56,058
Net book value	(13,618)
Gain on sale, gross of direct costs	42,440
Direct sale costs incurred	(1,514)
Gain on sale, net of direct costs	$40,926

Real Estate Transactions - Acquisitions

Exercise of Option to Acquire Ground Lessee’s Interest in Ground Lease and Improvements Constituting the Village East Cinema

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13-year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option was $5.9 million. It was initially agreed that the transaction would close on or about May 31, 2021. On March 29, 2021, we extended the closing date to January 1, 2023.

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2021 and December 31, 2020:

		June 30,	December 31,
(Dollars in thousands)	Interest	2021	2020
Rialto Cinemas	50.0%	$1,083	$1,065
Mt. Gravatt	33.3%	4,029	3,960
Total investments		$5,112	$5,025

For the quarter and six months ended June 30, 2021 and 2020, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Rialto Cinemas	$102	$(95)	$52	$(109)
Mt. Gravatt	181	(179)	181	(86)
Total equity earnings	$283	$(274)	$233	$(195)

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2020	$22,892	$5,224	$28,116
Foreign currency translation adjustment	(850)	—	(850)
Balance at June 30, 2021	$22,042	$5,224	$27,266

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2021. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2021, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of June 30, 2021 and December 31, 2020, respectively.

	As of June 30, 2021
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,396	$9,058	$5,009	$26,463
Less: Accumulated amortization	(10,471)	(7,518)	(4,719)	(22,708)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$1,925	$1,540	$273	$3,738

	As of December 31, 2020
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,451	$9,058	$4,764	$26,273
Less: Accumulated amortization	(10,375)	(7,377)	(4,533)	(22,285)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$2,076	$1,681	$214	$3,971

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2021

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beneficial lease amortization	$29	$25	$59	$50
Other amortization	105	229	270	306
Total intangible assets amortization	$134	$254	$329	$356

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Prepaid and other current assets
Prepaid expenses	$2,092	$1,946
Prepaid rent	1,024	162
Prepaid taxes	3,723	455
Income taxes receivable	1,992	5,572
Deposits	245	245
Investment in marketable securities	25	26
Restricted cash	6,713	8
Total prepaid and other current assets	$15,814	$8,414
Other non-current assets
Straight-line rent asset	4,913	6,050
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	10	8
Total other non-current assets	$6,895	$8,030

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

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and foreign tax credit. Our effective tax rate was 22.9% and 13.7% for the six months ended June 30, 2021, and 2020, respectively. During the second quarter of 2021, we recorded an income tax benefit of approximately $5.5 million due to the recognition of previously unrecognized tax benefits, which reduced the effective tax rate by 9.7%. The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Borrowings

Our Company’s borrowings at June 30, 2021 and December 31, 2020, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2021
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,617	4.19%	4.19%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	45,000	44,818	4.00%	4.00%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	5,000	5,000	3.07%	3.07%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	24,334	24,334	23,967	4.25%	4.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,928	2.14%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,063	9,063	8,979	4.64% / 4.44%	4.61%
Purchase Money Promissory Note (USA)	September 18, 2024	2,386	2,386	2,386	5.00%	5.00%
Union Square Financing (USA)	May 6, 2024	55,000	43,000	41,750	7.00%	7.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	76,835	76,835	76,670	1.81%	1.81%
Westpac Bank Corporate (NZ)	December 31, 2023	11,165	11,165	11,165	2.95%	2.95%
		$274,696	$252,696	$249,280

(1)Net of deferred financing costs amounting to $3.4 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2021.

	As of December 31, 2020
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,505	4.27%	4.27%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	51,200	50,990	4.00%	4.00%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	5,000	5,000	3.15%	3.15%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	24,625	24,625	24,248	4.25%	4.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,914	2.20%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,186	9,186	9,095	4.64% / 4.44%	4.64%
Union Square Financing (USA)	March 31, 2021	50,000	40,623	40,620	17.50%	17.50%
Purchase Money Promissory Note	September 18, 2024	2,883	2,883	2,883	5.00%	5.00%
Denominated in foreign currency ("FC")(3)
NAB Corporate Term Loan (AU)	December 31, 2023	94,821	92,508	92,307	1.81%	1.81%
Westpac Bank Corporate (NZ)	December 31, 2023	23,021	23,021	23,021	2.95%	2.95%
Total		$300,449	$284,959	$282,583

(1)Net of deferred financing costs amounting to $2.4 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2020.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	June 30,	December 31,
Balance Sheet Caption	2021	2020
Debt - current portion	$2,604	$41,459
Debt - long-term portion	219,366	213,779
Subordinated debt - current portion	693	840
Subordinated debt - long-term portion	26,617	26,505
Total borrowings	$249,280	$282,583

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

Bank of America Line of Credit

On March 6, 2020, the term of our $5.0 million line of credit was extended to March 6, 2023. On August 7, 2020, we modified the interest rate on this line of credit, wherein the LIBOR portion of the rate now has a floor of 1.0%.

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

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $20.0 million term loan with Valley National Bank with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022, with two six month options to extend. With the availability of these loan extensions, we continue to keep the loan long-term.

Union Square Financing

On December 29, 2016, we closed construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The facilities consisted of a first mortgage component of $50.0 million and a mezzanine component of $7.5 million. On August 8, 2019, we repaid the $7.5 million mezzanine loan. On January 24, 2020, we exercised the first of our two one year extension options on the first mortgage loan, taking the maturity to December 29, 2020. On December 29, 2020, we further extended the maturity of this loan to March 31, 2021, at an interest rate of 17.5%. On March 26, 2021, we acquired this first mortgage loan through a subsidiary using internally generated funds. On May 7, 2021, we closed on a new three year $55.0 million loan facility with Emerald Creek Capital which currently encumbers our 44 Union Square property. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0% and includes provisions for a prepaid interest and property tax reserve fund. The loan contains a reserve for existing Mechanic’s Liens at the time of the loan closing. The loan has two 12-month options to extend, but may be repaid at any time, subject to notice and a minimum interest payment equal to the positive difference between interest paid on the loan through the pre-payment date and one year’s interest. In effect, the loan may be repaid after May 7, 2022 without the payment of any premium.

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

On June 29, 2020, Westpac pushed out the June 30, 2020 covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65% respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. On September 15, 2020, Westpac waived the requirement to test certain covenants as of September 30, 2020. On December 8, 2020, Westpac waived the requirement to test certain covenants as of December 31, 2020. On April 29, 2021, Westpac waived the requirement to test certain covenants as of March 31, 2021. On May 7, 2021, we repaid NZ$16.0 million of this debt, in a permanent reduction of this facility to NZ$16.0 million. On June 8, 2021, Westpac waived the requirement to test certain covenants as of June 30, 2021.

Australian NAB Corporate Term Loan (AU)

On March 15, 2019, we amended our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) from a facility comprised of (i) an AU$66.5 million loan facility with an interest rate of 0.95% above the Bank Bill Swap Bid Rate (“BBSY”) and a maturity date of June 30, 2019 and (ii) a bank guarantee of AU$5.0 million at a rate of 1.90% per annum into a (i) AU$120.0 million Corporate Loan facility at rates of 0.85%-1.30% above BBSY depending on certain ratios with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Such modifications of this particular term loan were not considered to be substantial under U.S. GAAP.

On August 6, 2020, we modified certain covenants within this Revolving Corporate Markets Loan Facility. These modifications applied until the quarter ended June 30, 2021. In addition, for the period in which these covenant modifications applied, the interest rate on amounts borrowed under the facility was 1.75%. Such a modification was not considered to be substantial under U.S. GAAP.

On December 29, 2020, we modified the core portion of our Revolving Corporate Markets Loan Facility, increasing it to AU$43.0 million. The AU$3.0 million increase was provided to fund the completion of our recently opened cinema at Jindalee, Queensland, and is repayable in semi-annual installments of AU$500,000, the first installment being April 30, 2021, until fully repaid on October 31, 2023. This amendment increases the Facility Limit to AU$123.0 million, which will be reduced back to AU$120.0 million as the Jindalee funding is repaid. We further modified certain covenants within this Revolving Corporate Markets Loan Facility with NAB. The Fixed Charge Cover Ratio testing periods were further modified through the quarter ended September 30, 2021. The Leverage Ratio was also modified through the quarter ended June 30, 2022.

On June 9, 2021, we repaid AU$20.0 million of the revolving portion of this debt, in a permanent reduction of this facility.

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Current liabilities
Liability for demolition costs	2,840	2,928
Accrued pension	684	684
Security deposit payable	52	132
Finance lease liabilities	49	49
Other	33	33
Other current liabilities	$3,658	$3,826
Other liabilities
Lease make-good provision	7,670	7,408
Accrued pension	3,829	4,048
Deferred rent liability	2,035	2,897
Environmental reserve	1,656	1,656
Lease liability	5,900	5,900
Acquired leases	26	31
Finance lease liabilities	44	69
Other	1	8
Other non-current liabilities	$21,161	$22,017

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $4.5 million at June 30, 2021. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the six months ended June 30, 2021 and 2020. Our pension plan is unfunded.

During the quarter and six months ended June 30, 2021, the interest cost was $61,000 and $123,000, and the actuarial loss was $51,000 and $104,000. During the quarter and six months ended June 30, 2020, the interest cost was $66,000 and $134,000 and the actuarial loss was $51,000 and $103,000

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2021	$14,966	$(12)	$(2,135)	$(317)	$12,502

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	1	1
Amounts reclassified from accumulated other comprehensive income	—	—	—	115	115
Net change related to derivatives	—	—	—	116	116

Net current-period other comprehensive income (loss)	(4,356)	(1)	104	116	(4,137)
Balance at June 30, 2021	$10,610	$(13)	$(2,031)	$(201)	$8,365

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

Discussed below are certain litigation matters which, however, have been or may be significant to our Company.

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

California Employment Litigation

Our Company is currently a defendant in certain California employment matters which include substantially overlapping wage and hour claims relating to our California cinema operations as described below. Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint”) was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019. Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint”) was filed as a discrimination and retaliation lawsuit in June 2019. The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint. On March 6, 2020, Wagner filed a purported class action in the Superior Court of California, County of San Diego, again covering basically the same allegations as set forth in the Brown Class Action Complaint, and titled Peter M. Wagner, an individual, on behalf of himself and all others similarly situated vs. Reading International, Inc., Consolidated Entertainment, Inc. and Does 1 through 25, Case No. 37-2020-000127-CU-OE-CTL (the “Wagner Class Action” and the “Wagner Class Action Complaint”). Following mediation, the Wagner Individual Complaint was settled, and final judgment entered on February 10, 2021, at what we believe to have been its nuisance value. The remaining lawsuits seek damages, and attorneys’ fees, relating to alleged violations of California labor laws relating to meal periods, rest periods, reporting time pay, unpaid wages, timely pay upon termination and wage statements violations.

On July 13, 2021, following a mediation, the parties agreed to settle the claims set forth in the remaining lawsuits (specifically, the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint) for the Company’s payment of $4.0 million (the “Settlement Amount”).   The settlement is contingent upon the execution and delivery of a final settlement agreement and final court approval.   The Settlement Amount is to be paid in two installments, one-half within 30 days of final court approval and the balance nine-months thereafter.   A court hearing on the settlement is not expected prior to the fourth quarter of 2021.   We have accrued the Settlement Amount as a second quarter cinema segment administrative expense.

General Diversified Limited v. Reading Wellington Properties Arbitration

On June 18, 2021, General Diversified Limited (“GDL”), an owner and operator of supermarkets in New Zealand, filed an arbitration statement of claim (the “Statement of Claim”) in Auckland, New Zealand, against our wholly owned subsidiary, Reading Wellington Properties, Limited (“RWPL”), relating to the enforceability of an Agreement to Lease (the “ATL”) entered into between the parties in February 2013, contemplating the construction by RWPL and the lease by GDL of a supermarket in Wellington, New Zealand on property owned by RWPL. The ATL contemplated that GDL would also obtain certain rights to use parking spaces in an adjacent 9 story parking structure owned by another of our wholly owned subsidiaries, Courtenay Carpark Limited (the “Parking Garage”).   However, as a result of the Kaikōura earthquake on November 14, 2016, it was necessary to demolish the Parking Garage. It has not been rebuilt and there is currently no plan to rebuild it and neither RWPL nor Courtenay Carpark Limited have any legal right to rebuild it under presently existing laws controlling land use in Wellington.  Accordingly, we believe that it became impossible to deliver the specific parking rights contemplated by the ATL and, given the materiality of these parking rights to the transaction contemplated by the ATL, that the ATL has been frustrated and is of no ongoing force and effect.  GDL asserts a different view and is seeking a declaration that the ATL remains binding upon the parties and for specific performance by RWPL of the ATL.

RWPL plans to file a response contesting GDL’s claims, and raising various affirmative defenses, including frustration and a failure of the parties to reach any specifically enforceable agreement as to certain fundament construction and construction cost issues.   No damages are being sought by GDL, other than costs, and no reserves for this matter have been established. RWPL is a limited liability company, its only asset being the parcel of unimproved land on which the supermarket was to be built.

In the interim, the parties have been having, and are continuing to have, “without prejudice” discussions as to possible alternatives pursuant to which a grocery store of the type contemplated by the parties could be developed and leased to GDL.

Note 15 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd.:

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Australian Country Cinemas, Pty Ltd	$(9)	$(51)
Shadow View Land and Farming, LLC	(3)	2,131
Sutton Hill Properties, LLC	1,110	1,324
Noncontrolling interests in consolidated subsidiaries	$1,098	$3,404

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Australian Country Cinemas, Pty Ltd	$(17)	$(45)	$41	$(46)
Shadow View Land and Farming, LLC	14	(22)	3,166	(43)
Sutton Hill Properties, LLC	(105)	(118)	(213)	(177)
Net income (loss) attributable to noncontrolling interests	$(108)	$(185)	$2,994	$(266)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2021	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173
Net income (loss)	—	—	—	—	—	18,965	—	—	18,965	3,102	22,067
Other comprehensive income, net	—	—	—	—	—	—	—	(2,545)	(2,545)	—	(2,545)
Share-based compensation expense	—	—	—	—	464	—	—	—	464	—	464
Restricted Stock Units	52	1	—	—	(111)	—	—	—	(110)	—	(110)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(5,300)	(5,300)
At March 31, 2021	20,121	$232	1,680	$17	$150,332	$(25,588)	$(40,407)	$9,957	$94,543	$1,206	$95,749
Net income	—	—	—	—	—	22,702	—	—	22,702	(108)	22,594
Other comprehensive income, net	—	—	—	—	—	—	—	(1,592)	(1,592)	—	(1,592)
Share-based compensation expense	—	—	—	—	450	—	—	—	450	—	450
Restricted Stock Units	4	—	—	—	(2)	—	—	—	(2)	—	(2)
At June 30, 2021	20,125	$232	1,680	$17	$150,780	$(2,886)	$(40,407)	$8,365	$116,101	$1,098	$117,199

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2020	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616
Net income (loss)	—	—	—	—	—	(5,875)	—	—	(5,875)	(80)	(5,955)
Other comprehensive income, net	—	—	—	—	—	—	—	(15,879)	(15,879)	(18)	(15,897)
Share-based compensation expense	—	—	—	—	336	—	—	—	336	—	336
Share repurchase plan	(75)	—	—	—	—	—	(670)	—	(671)	—	(671)
Restricted Stock Units	19	—	—	—	(30)	—	—	—	(30)	—	(30)
At March 31, 2020	20,047	$231	1,680	$17	$148,908	$14,772	$(40,407)	$(10,290)	$113,231	$4,169	$117,400
Net income	—	—	—	—	—	(22,702)	—	—	(22,702)	(185)	(22,887)
Other comprehensive income, net	—	—	—	—	—	—	—	10,707	10,707	9	10,716
Share-based compensation expense	—	—	—	—	369	—	—	—	369	—	369
Restricted Stock Units	21		—	—	(11)	—	—	—	(11)	—	(11)
At June 30, 2020	20,068	231	1,680	17	149,266	(7,930)	(40,407)	417	101,594	3,993	105,587

Note 16 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan (as amended, the “2010 Plan”) under which our Company has granted stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants has expired. In total, 1,505,598 shares of Class A Common Stock were issued or reserved for issuance pursuant to the previously granted options or restricted stock units under that plan.

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at June 30, 2021 was 1,250,000, of which 1,096,938 remain available for future issuance. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase in the number of shares available for issuance under the 2020 Plan. At June 30, 2021, this potential increase in the number of shares eligible for issuance under the 2020 Plan was 176,086 Class A Common Stock.

Stock options are granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date. In contrast to a stock option where the grantee buys our Company’s share at an exercise price determined on the grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan, typically between one year and four years from grant. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vests on the third anniversary of their grant date based on the achievement of certain performance metrics. At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

No stock options were issued in the six months ended June 30, 2021.

For the quarters ended June 30, 2021 and 2020, we recorded compensation expense of $101,000 and $120,000, respectively, with respect to our prior stock option grants. For the six months ended June 30, 2021 and June 30, 2020, we recorded compensation expense of $201,000 and $200,000, respectively. At June 30, 2021, the total unrecognized estimated compensation expense related to non-vested stock options was $0.4 million, which we expect to recognize over a weighted average vesting period of 1.13 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at June 30, 2021 was $24,000, as the closing price of our Common Stock on that date was $6.97.

The following table summarizes the number of options outstanding and exercisable as of June 30, 2021 and December 31, 2020:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2019	711,377	$14.74	2.79	$136,350
Granted	38,803	4.66	—	—
Exercised	—	—	—	—
Forfeited	(36,701)	14.74	—	—
Balance - December 31, 2020	713,479	$14.64	2.18	$13,969
Granted	—	—	—	—
Exercised	(38,803)	—	—	—
Forfeited	(157,332)	11.87	—	—
Balance - June 30, 2021	517,344	$15.20	1.87	$23,750

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using our Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to date as of June 30, 2021:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	June 30, 2021	June 30, 2021	June 30, 2021
March 10, 2016	35,147	27,381	62,528	62,264	—	264
April 11, 2016	—	5,625	5,625	5,108	—	517
March 23, 2017	30,681	32,463	63,144	62,612	—	532
August 29, 2017	—	7,394	7,394	7,394	—	—
January 2, 2018	29,393	—	29,393	29,393	—	—
April 12, 2018	—	29,596	29,596	21,085	6,540	1,971
April 13, 2018	—	14,669	14,669	11,003	3,666	—
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—	—
March 13, 2019	—	24,366	24,366	10,632	10,630	3,104
March 14, 2019	—	23,327	23,327	11,664	11,663	—
May 7, 2019	11,565	—	11,565	11,565	—	—
March 10, 2020	—	287,163	287,163	48,416	237,929	818
December 14, 2020	—	43,260	43,260	—	42,716	544
December 16, 2020	60,084	11,459	71,543	—	71,543	—
April 5, 2021	—	262,830	262,830	—	262,830	—
April 19, 2021	—	22,888	22,888	—	22,888	—

Total	189,880	793,353	983,233	304,146	670,405	8,682

RSU awards to management vest 25% on the anniversary of the grant date over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. On March 10, 2020, RSUs covering 287,163 shares were issued to members of executive management and other employees of our Company. Between December 14, 2020 and December 16, 2020, RSUs covering 114,803 shares were issued to members of executive management and other employees of our Company, all of which vest 100% on the anniversary of the grant date over a period of one year. Of these, we granted non-employee directors 60,084 RSUs (as well as 38,803 options) on December 16, 2020. In April 2021, RSUs covering 262,830 shares were issued to members of executive management. 50% of these RSUs vest evenly over a period of four years. The remaining 50% vest in full on the third anniversary of the grant date contingent upon the achievement of certain performance metrics. RSUs covering 22,888 shares were also issued to other employees of our Company. These awards vest 25% on the anniversary of the grant date over a period of four years.

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

For the quarters ended June 30, 2021 and 2020, we recorded compensation expense of $419,000 and $255,000, respectively. For the six months ended June 30, 2021 and 2020, we recorded compensation expense of $782,000 and $470,000 respectively. The total unrecognized compensation expense related to the non-vested RSUs was $3.6 million as of June 30, 2021, which we expect to recognize over a weighted average vesting period of 1.90 years.

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

Under the stock repurchase program, as of June 30, 2021, our Company had reacquired a total of 1,792,819 shares of Class A Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). No shares of Class A Common Stock were purchased in the six months to June 30, 2021. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30. This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 2, 2022.

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

As Lessee

We have operating leases for certain cinemas, and finance leases for certain equipment assets. Our leases have remaining lease terms of 1 to 20 years, with certain leases having options to extend to up to a further 20 years.

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

The components of lease expense were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	24	$25	$64
Interest on lease liabilities	1	2	3	5
Operating lease cost	8,516	8,079	16,780	16,099
Variable lease cost	(1,593)	(833)	(2,744)	(652)
Total lease cost	$6,937	$7,272	$14,064	$15,516

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$27	$68
Operating cash flows for operating leases	7,621	8,436
Right-of-use assets obtained in exchange for new operating lease liabilities	22,178	179

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Operating leases
Operating lease right-of-use assets	$228,156	$220,503
Operating lease liabilities - current portion	23,753	22,699
Operating lease liabilities - non-current portion	220,426	212,806
Total operating lease liabilities	$244,179	$235,505
Finance leases
Property plant and equipment, gross	378	383
Accumulated depreciation	(291)	(271)
Property plant and equipment, net	$87	$112
Other current liabilities	49	49
Other long-term liabilities	44	69
Total finance lease liabilities	$93	$118

Other information
Weighted-average remaining lease term - finance leases	2	3
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.26%	5.27%
Weighted-average discount rate - operating leases	4.62%	4.71%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2021	$17,233	$27
2022	34,669	43
2023	34,017	28
2024	32,157	—
2025	29,949	—
Thereafter	169,450	—
Total lease payments	$317,475	$98
Less imputed interest	(73,296)	(5)
Total	$244,179	$93

As of June 30, 2021, we have additional operating leases, primarily for cinemas, that have not yet commenced operations of approximately $12.5 million. It is anticipated that these operating leases will commence early 2022 with lease terms of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Components of lease income
Lease payments	$2,681	2,245	$5,382	$4,566
Variable lease payments	197	(364)	366	(201)
Total lease income	$2,878	$1,881	$5,748	$4,365

The book value of underlying assets under operating leases from owned assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Building and improvements
Gross balance	$138,704	$153,643
Accumulated depreciation	(22,441)	(26,107)
Net Book Value	$116,263	$127,536

The Maturity of our leases were as follows:

jj
(Dollars in thousands)	Operating leases
2021	$3,777
2022	6,965
2023	6,540
2024	5,647
2025	4,609
Thereafter	4,824
Total	$32,362

Note 18 – Hedge Accounting

As of June 30, 2021, and December 31, 2020, our Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	June 30,		December 31,
	2021		2020
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$219	Derivative financial instruments - current portion	$218
	Derivative financial instruments - non-current portion	96	Derivative financial instruments - non-current portion	212
Total derivatives designated as hedging instruments		$315		$430
Total derivatives		$315		$430

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and six months ended to June 30, 2021 and June 30, 2020, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives			Amount of Loss Recognized in Income on Derivatives
		Quarter Ended June 30, 2021		Six Months Ended June 30
		2021	2020	2021	2020
Interest rate contracts	Interest expense	$55	52	$115	$80
Total		$55	$52	$115	$80

			Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Interest rate contracts	$61	$52	$(1)	$285
Total	$61	$52	$(1)	$285

			Loss Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Interest expense	$61	$52	$115	$80
Total	$61	$52	$115	$80

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

As of June 30, 2021, and December 31, 2020 we had derivative financial liabilities carried and measured at fair value on a recurring basis of $315,000 and $430,000 respectively.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2021
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$222,397	$—	$—	$227,520	$227,520
Subordinated debt	30,299	—	—	20,319	20,319
	$252,696	$—	$—	$247,839	$247,839

		Fair Value Measurement at December 31, 2020
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$254,163	$—	$—	$258,525	$258,525
Subordinated debt	30,796	—	—	20,423	20,423
	$284,959	$—	$—	$278,948	$278,948

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used at June 30, 2021 and December 31, 2020.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of June 30, 2021, and December 31, 2020, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2021 and June 30, 2020.

Note 20 – Subsequent Events

No material subsequent events were identified as of the issue date of these Financial Statements.

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

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

General COVID-19 Pandemic Update & Overview

Cinema industry box office results have been negatively impacted in a material way by governmentally ordered closures designed to address the COVID-19 pandemic. As the pandemic has abated, cinemas have in large part reopened in the markets where we do business. However, cinema attendances are still below pre-pandemic levels due to a variety of factors, including social distancing requirements, until relatively recently, the lack of strong film product, public reticence to participate in group activities, and, to some extent, competition from streaming services. Patrons who have returned are responding well to our expanded food and beverage offerings, as per caps continue to strengthen. The industry has, in recent months, experienced a positive shift in box office results with the releases of more traditional blockbuster movies to theaters, such as Godzilla vs. Kong and F9: The Fast Saga. The performance of these films has provided optimism for the cinema industry. However, the surge in COVID-19, including the emergence of the Delta variant, has increased industry uncertainty and uncertainty for our own cinemas.

Our real estate business has been less impacted, and virtually all of our tenants are currently paying full rents. STOMP reopened at our Orpheum Theater in New York on July 20, 2021, and Audible, an Amazon company, continues to license our Minetta Lane Theater in New York.

In response to lower cash inflows from our cinema businesses, our Company reviewed our real estate portfolio to identify assets that had not been adversely impacted by the pandemic and which would require material capital investment to generate any meaningful increase in value. We have partially used the proceeds from the sale of these properties to pay down debt, to cover operating expenses, and to fund limited capital improvements.

We have been able to maintain most of our assets and keep our key personnel in place as we reopen our cinemas. Generally speaking, our lenders and landlords continue to work with us, and we have not lost any of our cinemas or other assets to default. We continue to be in discussions with various of our landlords about rent abatements and/or deferrals. We have a variety of landlords, and these discussions are being progressed on a location-by-location basis. At the present time, we have two landlords who have made court filings seeking eviction. These cinemas are currently open to the public under our operation. Notwithstanding these filings, while these discussions with these landlords are ongoing, and while no assurances can be given, we anticipate that these discussions will result in a mutually acceptable path forward at these two locations. Further, our relationships with our film suppliers continue to be strong.

With the development and distribution of a variety of vaccines, and a government focus on reopening the social aspects of our lives, we anticipate that the impact of the COVID-19 pandemic on our results of operation will be a passing event in the long-term, and we believe that we will ultimately return to results that resemble those of the pre-pandemic era in the future. However, no assurance can be given that we will achieve these results and, unfortunately, there is still a risk of future global outbreaks of COVID-19 and its associated variants, such as the Delta variant, which we are currently witnessing. Where vaccine roll outs have been limited in distribution, such as in Australia and New Zealand, these variant outbreaks could impact those countries, and our business in those countries, to a higher degree.

COVID-19 Impact on our Cinema Business

In March 2020, as a result of the COVID-19 pandemic, all of our cinemas in the United States, Australia, and New Zealand were forced to temporarily close by government mandate, ultimately causing an immediate halt to our cinema income. On May 27, 2020, approximately three months after the initial closure, our first two cinemas, which were located in New Zealand, reopened. As of the date of this Report, 45 of our 62 global cinema circuit are open: 20 of our 24 cinemas in the United States, 14 of our 26 cinemas in Australia, and 11 of our 12 cinemas in New Zealand. Of the theaters that remained closed, two cinemas have been closed since before the onset of the pandemic: one (in Honolulu at the Kahala Mall) for a major renovation and the other (in Courtenay Central, Wellington) to address seismic issues. While at one point all of our Australian cinemas were able to reopen, as of the date of this Report, 12 cinemas in Australia have temporarily closed again due to the government mandated response to the presence of the COVID-19 Delta variant combined with a limited supply of vaccines. Until vaccines become widely available in Australia and New Zealand, it is possible that more cinemas in Australia and/or New Zealand may close temporarily from time to time by government order.

Since reopening our cinemas, we have expanded our cinema portfolio. On December 22, 2020, we opened a six-screen Reading Cinemas at Jindalee in Queensland, Australia, and on June 16, 2021, we opened a state-of-the-art cinema at the expanded Millers Junction Village in Victoria, Australia.

Despite reduced admissions and box office results as a result of the COVID-19 pandemic, we are pleased with the Food & Beverage (“F&B”) per caps currently being achieved as of the date of this Report. Also, at the time the COVID-19 pandemic hit, we were already taking steps in our circuit to manage competition from streaming services by improving the quality of our cinema offering (luxury recliner seating, presentation screens, and premium sound) and improving the quality and range of our F&B programs.

COVID-19 Impact on our Real Estate Business

As of the date of this Report, 96% of our tenants in our Australian and New Zealand real estate businesses are currently open for trading (some with trading restrictions in place).

Historically in the U.S., the majority of our real estate income has been generated by licensing revenue from our live theatres, which are licensed to third-party producers. While these venues have been closed to public performances for the first half of 2021, we have continued to receive some income from these assets. On July 20, 2021, STOMP began performances at our Orpheum Theatre in New York City. Our Minetta Lane Theatre in New York City continues to be licensed to Audible, an Amazon company, which uses the theatre to produce content and for periodic limited term productions open to the public. We have been advised by Audible that it anticipates reopening its productions to the public in the third quarter of this year. In addition, we began receiving rental income from our Culver City tenant in October 2020, income which did not exist prior to October 2020.

As mentioned previously, we monetized certain real estate assets that had maintained their value despite the effects of the COVID-19 pandemic, and which would have required capital investment to have achieved any meaningful increases in value.

•On March 4, 2021, we sold our two industrial properties adjacent to the Auckland Airport in Manukau/Wiri in New Zealand, representing 70.4 acres, for $56.1 million (NZ $77.2 million). We recognized a gain on sale after costs to sell of $41.0 million (NZ$56.3 million) over our $13.6 million (NZ$18.7 million) net book value. As raw land, this asset produced no operating income while continuing to generate carrying costs, such as taxes, insurance, and maintenance.

•On March 5, 2021, we sold our approximately 202-acre raw land holdings in Coachella, California for $11.0 million (recognizing a gain on sale after costs to sell of $6.3 million over our $4.4 million net book value). As a 50% member of Shadow View Land and Farming LLC, the entity that owned the property, our Company received 50% of the sale, being $5.3 million. As raw land, this asset produced no operating income while continuing to generate carrying costs, such as taxes, insurance and maintenance.

•On June 9, 2021, we sold our Auburn/Redyard Center (including the 114,000 square feet of undeveloped land) located in Auburn, New South Wales for $69.6 million (AU$90.0 million). We recognized a gain on sale after costs to sell of $38.7 million (AU$50.1 million) over our $30.2 million (AU$39.1 million) net book value. As part of the transaction, we entered into a lease with the purchaser to continue to operate the cinema at that location.

•On June 30, 2021, we sold our Royal George Theatre property in Chicago for $7.1 million. We realized a gain on sale after costs to sell of $5.0 million over our $1.8 million net book value.

In regard to our 44 Union Square property, we substantially completed construction of our redevelopment project in Manhattan and obtained, and have subsequently maintained, a core and shell temporary certificate of occupancy. While COVID-19 has severely constrained leasing activity in Manhattan, the property is now ready for tenant improvements and occupancy once a lease is signed. We have been in discussions with national retail tenants about leasing space at 44 Union Square. However, no assurance can be given that we will be able to lease the space on acceptable terms in the near term.

As for our other real estate holdings, subject to capital availability and assuming a return to normalcy, we will once again put emphasis on developing and enhancing our Courtenay Central, Cannon Park, and Newmarket ETCs, and our Cinemas 1,2,3, and our Philadelphia Viaduct properties.

In Conclusion

In response to the COVID-19 pandemic, we have taken a number of significant steps to preserve our liquidity, and we will continue to evaluate our operations as the pandemic continues. We modified our business strategy in order to ensure our long-term viability in a way that would not have a dilutive impact on our stockholders, overleverage our Company, or require that we fire sale assets. In arriving at the determination to rely upon the monetization of certain real estate assets to bridge this gap in cinema cashflow and to reduce our need to make capital expenditures, we considered a variety of alternatives, including the issuance of additional common stock and the issuance of high interest rate “junk” debt. We determined that it would be in the best interests of our Company and our stockholders to not dilute equity by issuing stock in the middle of an unprecedented pandemic and to not mortgage our future with high interest rate debt.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 62 cinemas.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

We have consistently stated our belief that these two business segments complement one another, as we have used the comparatively consistent pre-COVID-19 cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. Now, we are relying upon income from our real estate assets, and the imbedded value in those assets, to support our Company through the COVID-19 crisis. As we continue to navigate the uncertainty and challenges posed by the global COVID-19 pandemic, including the emergence of new variants, we are steadfast in our belief that this two-pronged, diversified international business strategy has supported the strength and long-term viability of our Company.

Key Performance Indicators

A key performance indicator utilized by management is F&B Spend Per Patron (“SPP”). Upgrading our F&B menus at a number of our global cinemas is one of our strategic priorities. We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our F&B operations. While ultimately, the profitability of our F&B operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis. Due to the COVID-19 pandemic and the temporary closure of our cinema and live theatre operations in the U.S., Australia, and New Zealand for a substantial portion of the year ended December 31, 2020 and partially through the six months ended June 30, 2021, and due to the lower attendances resulting from social distancing requirements, the lack of new and compelling film product, and the reticence of customers to participate in social gatherings with third parties, management does not currently believe that a discussion of Reading’s key performance indicators will serve as a useful metric for stockholders. Management intends to resume providing a discussion of our key performance indicators in the future.

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses through various subsidiaries under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, and Consolidated Theatres brands.

•in Australia, under the Reading Cinemas, the State Cinema, and the unconsolidated joint venture, Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and the unconsolidated joint ventures, Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of June 30, 2021.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	Victoria	8	57	8		Reading Cinemas
	New South Wales	6	44	5	1	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema
	Australia Total	26	202	21	5
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5		1	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	7	5
GRAND TOTAL		62	510	51	11

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13-screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development and ownership and rental or licensing to third parties of retail, commercial, and live theatre assets. We own the fee interests in both of our live theatres and in 11 of our cinemas (as presented in the preceding table). Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

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

In light of the geographic reach of our business, and the highly localized nature of the real estate business, we have historically made use of third-party contractors to provide on-site management and leasing administration functions for our Australia and New Zealand real estate portfolio. We have now built upon our internal resources in this regard, allowing us to terminate all third-party contracts.

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

While our capital projects in recent years have been focused on growing our real estate segment, we have also focused on improving and enhancing our cinema exhibition portfolio. With the impact of the COVID-19 pandemic on our business, management reprioritized most of our capital expenditures based on assessments of market and lease conditions and liquidity requirements.

Cinema Additions and Enhancements

The latest additions and enhancements to our cinema portfolio as of June 30, 2021, are as follows:

•Opened a new state-of-the-art six-screen Cinema in Victoria, Australia: On June 16, 2021, we opened a Reading Cinemas at the expanded Millers Junction Village featuring two TITAN LUXE auditoriums with DOLBY ATMOS immersive sound, luxury recliner seating in all auditoriums, and an enhanced F&B offering.

•Opened a new state-of-the-art six-screen Cinema in Queensland, Australia: On December 22, 2020, we opened a Reading Cinemas at Jindalee featuring a TITAN LUXE auditorium with DOLBY ATMOS immersive sound, luxury recliner seating in all auditoriums, and an enhanced F&B offering.

•U.S. Renovations: In late 2019, we commenced the renovation of our Consolidated Theatre at the Kahala Mall in Honolulu. The renovation work was suspended at the end of the first quarter in 2020 as a result of the initial COVID-19 shutdown. When reopened, the theatre will feature recliner seating throughout along with a state-of-the-art kitchen and an elevated F&B menu. As of the date of this Report, we have reactivated our renovation plans with a targeted relaunch of this theater during the fourth quarter of 2021.

•As of the date of this Report, we have converted 94 of our 238 U.S. auditoriums to luxury recliner seating. When the above- mentioned renovations in Hawaii are completed, we anticipate this will account for at least an additional 16 auditoriums converted to luxury recliner seating.

Cinema Pipeline

By the end of 2022, we anticipate adding two new Reading Cinemas, totaling 13-screens, to our Australian cinema circuit pursuant to ATL: (i) Traralgon outside of Melbourne, VIC and (ii) South City Square in Brisbane, QLD. With respect to our Traralgon cinema, the landlord has been delayed in turning over the space for the cinema fit out, and discussions about the tenancy and scheduling are ongoing. We expect to receive a hand-over from the landlords of both Traralgon and South City Square early in 2022, with tentative openings by mid-year.

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

During the remainder of 2021, we will continue to focus on the enhancement of our proprietary online ticketing and F&B capabilities and social media interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products that we are offering. We will also be focusing on post-COVID-19 technology improvements to facilitate improved contactless experiences.

As of the end of 2020, we offered online ordering of our full F&B menu for all of our brands in the U.S. through their respective mobile apps. We anticipate expanding this capability to our Australia and New Zealand brands by the end of 2021. In December 2020, we launched our own streaming service, Angelika Anywhere, in the U.S., which is curated for film lovers of independent and foreign film, documentaries, and the more specialized movies from the major studios. We expect to expand our streaming services to Australia and New Zealand in 2021.

Cinema Closures

As mentioned in prior filings, as of the end of the first quarter of 2020, all of our cinemas in the United States, Australia, and New Zealand were temporarily closed in accordance with the directions and recommendations of the relevant local, state, and federal authorities relating to the COVID-19 pandemic. All of our Australian theaters have reopened since the initial COVID-19 lockdowns. However, due to recent lockdowns in Australia, 14 of our 26 theaters are currently operating. As for our theaters in New Zealand, all of our theaters have reopened with the exception of our Reading Cinemas at Courtenay Central, which remains temporarily closed due to seismic concerns. In the U.S., mass roll outs of the COVID-19 vaccination have allowed more of our cinemas to reopen, and, as of the date of this Report, we have reopened 20 of our 24 cinemas. In late 2019, we commenced the renovation of our Consolidated Theatre at the Kahala Mall in Honolulu. The renovation work was suspended at the end of the first quarter in 2020 as a result of the initial COVID-19 shutdown. As of the date of this Report, we have reactivated our renovation plans with a targeted relaunch of this theater during the fourth quarter of 2021. We also anticipate reopening the Consolidated Theatre in Kapolei during the fourth quarter of 2021. We do not have anticipated reopening dates for the other two Consolidated Theatres in Hawaii.

In January 2019, we temporarily closed our Courtenay Central cinema in Wellington, New Zealand. This temporary closure is related to seismic concerns and is currently ongoing. While we continue to advance our planning for the center and have continued conversations with consultants, tenants, potential tenants, and city representatives, given the uncertainty surrounding the COVID-19 pandemic, we have no fixed time frame for the commencement of the redevelopment of this property.

Prior to COVID-19, some of our cinemas have encountered new competition, and we believe that others will benefit from planned refurbishment and upgrading. The scope, extent, and timing of such refurbishment and upgrading will be necessarily impacted by our need to preserve capital and liquidity while we work through the various challenges posed by the ongoing COVID-19 pandemic.

Upgrades to our Film Exhibition Technology and Theater Amenities

Prior to COVID-19, we focused on areas of the well-established cinema business where we believe we have growth potential and ultimately, provide long-term value to our stockholders. We invested in both the upgrading of our existing cinemas and the development of new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service) and luxury recliner seating. As of June 30, 2021, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	62	510
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	16	42
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	28	173
Liquor Licenses (5)	35	n/a

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

(3)Spotlight Service: Our first dine-in cinema concept in the U.S. at Reading Cinemas in Murrieta, California. Six of our 17 auditoriums at this theater feature waiter service before the movie begins with a full F&B menu, luxury recliner seating, and laser focus on customer service. Our Spotlight service has been temporarily suspended since the initial COVID-19 shutdown.

(4)Upgraded Food & Beverage Menu: Features an elevated F&B menu including a menu of locally inspired and freshly prepared items that go beyond traditional concessions, which we have worked with former Food Network executives to create. The elevated menu also includes beer, wine and/or spirits at most of our locations.

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each theater auditorium. For accounting purposes, we capitalize the cost of successfully purchasing or applying for liquor licenses meeting certain thresholds as an intangible asset due to long-term economic benefits derived on future sales of alcoholic beverages. As of June 30, 2021, we have pending applications for additional liquor licenses for ten theaters in the U.S. and two in New Zealand.

Real Estate

As of June 30, 2021, our operating properties consisted of the following:

•Newmarket Village (Brisbane area, QLD), Cannon Park (Townsville, QLD), The Belmont Common (Perth area, WA), and Courtenay Central (Wellington, NZ). On June 9, 2021, we sold our Auburn/Redyard shopping center (Auburn, NSW);

•two single-auditorium live theatres in Manhattan (Minetta Lane and Orpheum). On June 30, 2021, we sold the Royal George Theatre, our four-auditorium live theatre complex in Chicago;

•our corporate office buildings in Culver City, California and Melbourne, Australia; and

•the ancillary retail and commercial tenants at some of our non-ETC cinema properties.

At the start of the spread of the COVID-19 pandemic, varied trading restrictions, some enforced by the government, affected many of our tenants at our ETCs in Australia and New Zealand. As of the date of this Report, 96% of our tenants in our Australian and New Zealand real estate businesses are currently open for trading (some with trading restrictions in place).

In addition, as of June 30, 2021, we had unimproved real estate held for development in connection with Courtenay Central in New Zealand and properties (located principally in Pennsylvania) used in our legacy activities.

Our key real estate transactions in recent years are as follows:

Strategic Acquisitions

•Exercise of Option to Acquire Ground Lessee’s interest in Ground Lease and Improvements Constituting the Village East Cinema – On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the ground lease underlying the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. It was initially agreed that the transaction would close on or about May 31, 2021. On March 29, 2021, we extended this closing date to January 1, 2023. As the transaction is a related party transaction, it was reviewed and approved by our Board’s Audit and Conflicts Committee and supported by a third-party valuation, which showed substantial value in the option and, upon closing, will result in an annual rent savings of $590,000.

Strategic Asset Monetizations

United States:

•Landholding in Coachella, California – This non-income producing land was sold on March 5, 2021, for $11.0 million. As a 50% member of Shadow View Land and Farming LLC, the entity that owned that property, our Company received 50% of the sale, being $5.3 million.

•Royal George in Chicago, Illinois – On June 30, 2021, we sold our property for $7.1 million.

Australia:

•ETC in New South Wales, Australia – On June 9, 2021, we sold our Auburn/Redyard shopping center for $69.6 million (AU$90.0 million).

New Zealand:

•Landholding in Manukau/Wiri, New Zealand – This non-income producing land was sold on March 4, 2021, for $56.1 million (NZ$77.2 million).

Value-creating Opportunities

The implementation of most of our Company’s real estate development plans have been delayed due to COVID-19 and the need to conserve capital. However, we continue to believe that our Company’s strong real estate asset base has and will provide (i) increased financial security through the potential monetization of certain real estate assets or (ii) provide collateral for strategic re-financing, in each case to meet liquidity demands. We intend to continue to emphasize the prudent development of our real estate assets.

United States:

•Sepulveda Office Building (Culver City, U.S.) – On May 27, 2020, we leased on a multi-year basis the entire second floor of our headquarters building in Culver City, California (approximately 12,000 usable square feet) to WWP Beauty (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. On the date of the lease, possession of the space was turned over to WWP Beauty, which was responsible for building out its space. Straight line rent commenced in May 2020 and cash rent payment began in October 2020.

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

Our leasing team continues to pursue potential tenants. This building, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece glass dome, brings the future to New York’s fabled past and was awarded in 2020 the ENR New York’s Best Projects awards for Renovation/Restoration and for Safety. In July 2021, 44 Union Square/Tammany Hall was a jury and popular choice winner in the Architecture and Collaboration concept category of the Architizer A+ Awards, the world’s largest awards program for architecture and building products. We believe 44 Union Square is attractive to potential tenants interested in both (i) operating in New York City and (ii) seeking to have greater control over the size and design of their spaces in a post-COVID-19 environment. It is one of a very limited number of “brandable” sites available for lease in New York City and can be delivered immediately upon the execution of leases.

We have been in discussions with national retail tenants about leasing space at 44 Union Square. However, no assurance can be given that we will be able to lease the space on acceptable terms in the near term.

•Minetta Lane Theatre (New York City, U.S.) – Prior to COVID-19, our theatre was used by Audible, an Amazon company, to present plays featuring a limited cast of one or two characters and special live performance engagements, which it recorded and made available to the public through the Audible streaming service. Due to COVID-19, no shows have been presented since March 2020 and the theatre remains closed to the public. It is currently anticipated that New York City theatre venues will reopen on or about September 2021. In late 2019, we completed an initial feasibility study for the potential redevelopment of this asset. We will refocus our efforts on this project at a later date as New York City continues to show signs of recovery from the impacts of the COVID-19 pandemic. In the interim, we renewed our license arrangement with Audible which extends through March 15, 2023, with a one-year option to extend.

•Cinemas 1,2,3 Redevelopment (New York City, U.S.) – Given the expiration of two of our Upper East Side (New York City) cinema leases, we have determined to continue to operate this location as a cinema for at least the near term. We intend to seek a rezoning of this property to allow us to continue our cinema use as a part of any such redevelopment. However, all other redevelopment activity related to this location has been suspended until we are able to develop a better understanding of the ongoing effects of COVID-19 on our assets and the market.

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

As previously reported, damage from the 2016 Kaikoura earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues caused us to close major portions of the existing cinema and retail structure in early 2019. Prior to the COVID-19 pandemic, the real estate team had developed a comprehensive plan featuring a variety of uses to complement and build upon the “destination quality” of the Courtenay Central location. Notwithstanding the COVID-19 pandemic, our real estate team is continuing to work with our consultants, tenants, potential tenants, and city representatives to advance our redevelopment plans for this property.

Corporate Matters

•Stock Repurchase Program – On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our 2017 stock repurchase program, extending the program to March 2, 2022, and bringing our total authorized repurchase amount remaining to $26.0 million. Through June 30, 2021, we have repurchased 1,792,819 shares of Class A Common Stock at an average price of $13.39 per share (excluding transaction costs). No shares were purchased during the six months ended June 30, 2021.

Due to the COVID-19 pandemic and its impact on our overall liquidity, our stock repurchase program has and will likely continue to take a lower capital allocation priority for the foreseeable future.

•Board Compensation and Stock Options Committee – Our Compensation and Stock Options Committee, in early 2021, determined to pay out no cash bonuses, with respect to 2020, to any Company senior executives, including our CEO. Following the expiration of the Reading International Inc. 2010 Stock Incentive Plan (as amended, the "2010 Plan"), our Board of Directors adopted the Reading International, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which was approved by our stockholders on December 8, 2020. The aggregate total number of shares of Common Stock authorized for issuance under the 2020 Plan was 1,250,000 shares of Class A Common Stock and 200,000 shares of Class B Stock. In addition, if any awards outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, resulting in an increase in the number of shares available for issuance under the 2020 Plan (up to an additional 1,096,938 shares of Class A Common Stock). In April 2021 the Company issued 285,718 RSUs to senior management and other key employees.

Our Financing Strategy

Prior to the interruption to our revenues caused by the COVID-19 pandemic, we have used cash generated from operations and other excess cash to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This has provided us with availability under our loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we have reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary. In 2020, we completed amending and extending various financing arrangements less than two weeks prior to the COVID-19 government mandated shutdowns, which we believe has helped provide the necessary liquidity to see us through the COVID-19 crisis.

In response to the COVID-19 pandemic, the temporary closure of our theaters, and the trading restrictions placed on many of our real estate tenants, we had fully drawn-down on all our available operating lines-of-credit by the end of the first quarter of 2020, to provide additional liquidity. In 2021, the monetization of certain real estate assets funded our ability to pay down debt thereby increasing our future availability and, in some places, permanently reducing our loan funding amounts.

For more information about our liquidity and financing strategy, please refer to Note 3 – Impact of COVID-19 Pandemic on Liquidity to the Consolidated Financial Statements included herein.

Bank of America Loan

On March 6, 2020, we (i) entered into an amendment for our $55.0 million credit facility with Bank of America, which supports our U.S. Cinema operations, extending the maturity date to March 6, 2023, and (ii) also extending the term of our $5.0 million line of credit with Bank of America to March 6, 2023.

On August 7, 2020, we entered into a Waiver and Second Amendment to the Second Amended and Restated Credit Agreement (“Amendment”) modifying certain financial covenants within this credit facility and temporarily suspended the testing of certain other covenant tests through measurement period ending September 30, 2021. The modifications also include a new covenant related to maintenance of certain liquidity levels. Under the Amendment, cash balances in excess of $3.0 million, at the end of each Friday, will be used to paydown the facility debt. However, this is not a permanent reduction in that credit facility and, subject to the satisfaction of draw down requirements, will be available for re-borrowing. The testing of the financial covenant resumes for the measurement period ending December 31, 2021. In addition to the covenant modifications, the interest rate on borrowings under this facility was fixed at 3.0% above the “Eurodollar” rate, which itself now has a floor of 1.0%. As of June 30, 2021, we had $10.0 million available under this credit facility. In regard to the line of credit, we also modified the interest rate, wherein the LIBOR portion of the rate now has a floor of 1.0%. Such modifications were not considered to be substantial under U.S. GAAP.

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC, our 75% subsidiary, increased its term loan with Valley National Bank to $25.0 million from $20.0 million, with an interest rate based on the greater of (i) the two-year U.S. Treasury Rate plus 2.5% or (ii) 4.25%. The current interest rate used for the Valley National loan is 4.25%. This loan matures on April 1, 2022, with two six-month options to extend through April 1, 2023. With the availability of these loan extensions, we continue to keep the loan long-term.

NAB Corporate Term Loan (AU)

Prior to COVID-19, in March 2019, we amended our Revolving Corporate Markets Loan Facility with NAB from a facility comprised of (i) an AU$66.5 million loan facility and (ii) a bank guarantee of AU$5.0 million into (i) an AU$120.0 million Corporate Loan facility, with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Such debt modifications of this particular term loan were not considered to be substantial under U.S. GAAP.

On August 6, 2020, we modified certain covenants within this Revolving Corporate Markets Loan Facility with NAB (the “NAB Amendment”). These modifications applied until the quarter ended June 30, 2021. In addition, for the period in which these covenant modifications applied, the interest rate on amounts borrowed under the facility was 1.75%. The NAB Amendment modifies the Fixed Charge Cover Ratio testing for the quarters through June 30, 2021, so that ratio testing is calculated on each respective quarter’s trading performance, as opposed to on a trailing twelve-month basis and waives the leverage ratio testing through the quarter ended June 30, 2021. Such a modification was not considered to be substantial under U.S. GAAP.

On December 29, 2020, to fund the completion of our recently opened cinema in Jindalee, Queensland, we amended our loan facility to increase the core portion of our Revolving Corporate Markets Loan Facility by AU$3.0 million and is repayable in semi-annual installments of AU$500,000, the first installment being April 30, 2021, until fully repaid on October 31, 2023. This amendment increases the Facility Limit to AU$123.0 million, which will be reduced back to AU$120.0 million as the Reading Cinemas Jindalee funding is repaid. We further modified certain covenants within this Revolving Corporate Markets Loan Facility with NAB. The Fixed Charge Cover Ratio testing periods were further modified through the quarter ended September 30, 2021. The Leverage Ratio was also modified through the quarter ended June 30, 2022.

On June 9, 2021, AU$20.0 million of the net sale proceeds of our Auburn/Redyard shopping center was used to pay down the facility, permanently reducing by that amount the availability under the line. The total fully drawn NAB facility at June 30, 2021, was AU$102.5 million.

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

On July 27, 2020, we modified the agreement with Westpac and increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65%, respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. On May 7, 2021, we repaid NZ$16.0 million of this debt, which also represented a permanent reduction in this facility to NZ$16.0 million. We have obtained waivers from Westpac suspending our covenant testing for the second, third, and fourth quarters of 2020, and the first quarter of 2021. On June 8, 2021, we received a Waiver from Westpac, which temporarily suspended the testing of certain covenant tests through June 30, 2021.

44 Union Square Financing

Construction of our 73,000 rentable square foot retail and office building at 44 Union Square in Manhattan is substantially complete and a core & shell temporary certificate of occupancy has been issued to permit the construction of tenant improvements. The property is now in its lease-up phase.

On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital secured by the 44 Union Square property. Of the $55.0 million, $43.0 million was immediately drawn, which includes cash reserves for interest, real estate taxes and existing mechanic’s liens. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0% and has two 12-month options to extend, but may be repaid at any time, subject to notice.

Refer to Note 11 – Borrowings for additional information.

Please refer to our 2020 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2021, and June 30, 2020, respectively:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2021	June 30, 2020	Fav/ (Unfav)	June 30, 2021	June 30, 2020	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$32,715	1,217	>100%	$50,829	$47,527	7%
Real estate	3,448	2,303	50%	6,771	6,905	(2)%
Inter-segment elimination	(130)	(98)	(33)%	(261)	(1,782)	85%
Total revenue	36,033	3,422	>100%	57,339	52,650	9%
Operating expense
Cinema exhibition	(31,496)	(13,758)	(>100)%	(53,509)	(57,734)	7%
Real estate	(2,564)	(1,589)	(61)%	(5,219)	(4,349)	(20)%
Inter-segment elimination	130	98	33%	261	1,782	85%
Total operating expense	(33,930)	(15,249)	(>100)%	(58,467)	(60,301)	3%
Depreciation and amortization
Cinema exhibition	(3,667)	(3,764)	3%	(7,245)	(7,543)	4%
Real estate	(1,747)	(1,275)	(37)%	(3,588)	(2,575)	(39)%
Total depreciation and amortization	(5,414)	(5,039)	(7)%	(10,833)	(10,118)	(7)%
General and administrative expense
Cinema exhibition	(4,897)	(949)	(>100)%	(5,696)	(2,158)	(>100)%
Real estate	(191)	(246)	22%	(387)	(601)	36%
Total general and administrative expense	(5,088)	(1,195)	(>100)%	(6,083)	(2,759)	(>100)%
Segment operating income
Cinema exhibition	(7,345)	(17,254)	57%	(15,621)	(19,908)	22%
Real estate	(1,054)	(807)	(31)%	(2,423)	(620)	(>100)%
Total segment operating income (loss)	$(8,399)	$(18,061)	53%	$(18,044)	$(20,528)	12%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(387)	(227)	(70)%	(618)	(419)	(47)%
General and administrative expense	(3,746)	(3,907)	4%	(7,848)	(8,288)	5%
Interest expense, net	(3,005)	(2,004)	(50)%	(7,368)	(3,797)	(94)%
Equity earnings of unconsolidated joint ventures	283	(274)	>100%	233	(195)	>100%
Gain (loss) on sale of assets	43,241	—	—%	89,786	—	—%
Other income (expense)	154	19	>100%	1,795	(196)	>100%
Income before income taxes	28,141	(24,454)	>100%	57,936	(33,423)	>100%
Income tax benefit (expense)	(5,547)	1,567	(>100)%	(13,275)	4,580	(>100)%
Net income (loss)	22,594	(22,887)	>100%	44,661	(28,843)	>100%
Less: net income (loss) attributable to noncontrolling interests	(108)	(185)	42%	2,994	(266)	>100%
Net income (loss) attributable to RDI common stockholders	$22,702	$(22,702)	>100%	$41,667	$(28,577)	>100%
Basic earnings (loss) per share	$1.04	$(1.04)	>100%	$1.91	$(1.31)	>100%

Consolidated and Non-Segment Results:

Second Quarter and Six Months Net Results

Net income attributable to RDI common stockholders for the quarter ended June 30, 2021, increased by $45.4 million, to $22.7 million, when compared to the same period in the prior year, and basic EPS increased by $2.08, to $1.04 for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020. These increases came primarily from the gain on sale of assets related to our Auburn/Redyard and Royal George properties in June of 2021. Also, due in part to the large scale COVID-19 vaccine roll outs in the U.S., a majority of our cinemas have now reopened, and major studios have once again released tentpole films. This in turn caused our Cinema Exhibition segment operating loss to decrease from a loss of $17.3 million for the quarter ended June 30, 2020 (when most of our cinemas remained closed due to local government mandates related to the COVID-19 pandemic), to a loss of $7.3 million for the quarter ended June 30, 2021.

For the six months ended June 30, 2021, net income attributable to RDI common stockholders increased by $70.2 million, to $41.7 million, compared to the same period in the prior year. Basic EPS for the six months ended June 30, 2021, increased by $3.22, to $1.91 compared to the six months ended June 30, 2020. These increases are largely due to the gain on sale of assets related to our Manukau, Coachella, Auburn/Redyard, and Royal George properties.

Revenue for the quarter ended June 30, 2021, increased by $32.6 million, to $36.0 million, when compared to the same period in the prior year. This increase was attributable to the majority of our theaters operating during the second quarter of 2021 compared to the second quarter of 2020, when most of our global cinemas remained closed due to the initial COVID-19 shutdowns. These positive results were further impacted by the release of several major films in the second quarter of 2021, which collectively led to an increase in attendance compared to the second quarter of 2020.

Revenue for the six months ended June 30, 2021, increased by $4.7 million, to $57.3 million, when compared to the same period in the prior year. This increase was attributable to the majority of our theaters operating during the first half of 2021, with occupancy restrictions in place, compared to the same period in 2020, when most of our global cinemas closed in late March, and remained closed, through the second quarter of 2020 due to the initial COVID-19 shutdowns.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended June 30, 2021, decreased by 4%, or $0.2 million, to $3.7 million compared to the quarter ended June 30, 2020, due to reduced legal fees and professional and outside services related costs. This decrease was partially offset by the strengthening of the average Australian and New Zealand dollars against the U.S. dollar.

Non-segment general and administrative expense for the six months ended June 30, 2021, decreased 5%, or $0.4 million, to $7.8 million compared to the six months ended June 30, 2020, due to reduced legal fees, professional and outside services related costs, and corporate airfare and travel as a result of the COVID-19 pandemic.

Income Tax Expense

Income tax expense for the quarter ended June 30, 2021, increased by $7.1 million compared to the equivalent prior-year period. The change between 2021 and 2020 is primarily related to the increase in pretax income in 2021.

Income tax expense for the six months ended June 30, 2021, increased by $17.9 million compared to the equivalent prior-year period. The change between 2021 and 2020 is primarily related to the increase in pretax income in 2021.

Business Segment Results

As of June 30, 2021, we leased or owned and operated 62 cinemas with 510 screens, which includes our interests in certain unconsolidated joint ventures that total three cinemas with 29 screens. In addition, we:

•owned and operated four ETCs known as Newmarket Village (in a suburb of Brisbane), The Belmont Common (in a suburb of Perth), and Cannon Park (in Townsville) in Australia, and Courtenay Central (in Wellington) in New Zealand. As mentioned previously, we sold our Auburn/Redyard ETC (a suburb of Sydney) on June 9, 2021;

•owned and operated our headquarters office building in Culver City and, during the second quarter 2020, entered a multi-year lease with a corporate tenant for the entire second floor;

•owned and operated our headquarters office building in Melbourne, Australia;

•owned and operated the fee interests in two developed commercial properties in Manhattan improved with live theatres comprising of two stages. As mentioned previously, we sold our Royal George Theatre property in Chicago on June 30, 2021;

•owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in Cinemas 1,2,3;

•owned our 44 Union Square property with approximately 73,000 square feet of net leasable area comprised of retail and office space. 44 Union Square is currently in the leasing phase, and we received a temporary certificate of occupancy with respect to the core and shell work on August 31, 2020; and

•owned 197-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

Our Company transacts business in Australia and New Zealand and are subject to risks associated with fluctuating foreign currency exchange rates. During the second quarter of 2021, the average Australian dollar and New Zealand dollar strengthened against the U.S. dollar by 17.1% and 15.7%, respectively, compared to the same period prior year.

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2021, and June 30, 2020, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2021	% of Revenue	June 30, 2020	% of Revenue	June 30, 2021	% of Revenue	June 30, 2020	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$7,163	22%	$1	0%	$9,048	18%	$13,915	29%	>100%	(35)%
	Food & beverage revenue	4,632	14%	94	8%	5,872	12%	7,058	15%	>100%	(17)%
	Advertising and other revenue	1,310	4%	374	31%	1,974	3%	2,802	6%	>100%	(30)%
		$13,105	40%	$469	39%	$16,894	33%	$23,775	50%	>100%	(29)%
Australia	Admissions revenue	$9,898	30%	$238	20%	$17,360	34%	$12,748	27%	>100%	36%
	Food & beverage revenue	5,163	16%	144	12%	8,884	17%	5,755	12%	>100%	54%
	Advertising and other revenue	1,086	3%	118	9%	2,019	5%	1,584	3%	>100%	27%
		$16,147	49%	$500	41%	$28,263	56%	$20,087	42%	>100%	41%
New Zealand	Admissions revenue	$2,203	7%	$138	11%	$3,619	7%	$2,403	5%	>100%	51%
	Food & beverage revenue	1,089	3%	67	5%	1,746	3%	1,051	2%	>100%	66%
	Advertising and other revenue	171	1%	43	4%	307	1%	211	1%	>100%	45%
		$3,463	11%	$248	20%	$5,672	11%	$3,665	8%	>100%	55%

Total revenue		$32,715	100%	$1,217	100%	$50,829	100%	$47,527	100%	>100%	7%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(3,418)	10%	$(11)	1%	$(4,228)	8%	$(7,268)	15%	(>100)%	42%
	Food & beverage cost	(1,096)	4%	(188)	15%	(1,410)	3%	(2,008)	4%	(>100)%	30%
	Occupancy expense	(5,897)	18%	(6,791)	558%	(12,150)	24%	(13,377)	28%	13%	9%
	Other operating expense	(5,605)	17%	(2,888)	237%	(8,637)	17%	(12,129)	26%	(94)%	29%
		$(16,016)	49%	$(9,878)	811%	$(26,425)	52%	$(34,782)	73%	(62)%	24%
Australia	Film rent and advertising cost	$(4,154)	13%	$(142)	12%	$(7,181)	14%	$(5,607)	11%	(>100)%	(28)%
	Food & beverage cost	(1,108)	3%	(107)	9%	(1,944)	4%	(1,262)	3%	(>100)%	(54)%
	Occupancy expense	(2,652)	8%	(1,799)	147%	(4,839)	10%	(5,687)	12%	(47)%	15%
	Other operating expense	(4,990)	15%	(1,139)	94%	(8,528)	16%	(6,526)	14%	(>100)%	(31)%
		$(12,904)	39%	$(3,187)	262%	$(22,492)	44%	$(19,082)	40%	(>100)%	(18)%
New Zealand	Film rent and advertising cost	$(975)	3%	$(45)	4%	$(1,540)	3%	$(1,101)	2%	(>100)%	(40)%
	Food & beverage cost	(224)	1%	(25)	2%	(349)	1%	(220)	1%	(>100)%	(59)%
	Occupancy expense	(320)	1%	(255)	21%	(775)	2%	(1,074)	2%	(25)%	28%
	Other operating expense	(1,057)	3%	(368)	30%	(1,927)	3%	(1,475)	3%	(>100)%	(31)%
		$(2,576)	8%	$(693)	57%	$(4,591)	9%	$(3,870)	8%	(>100)%	(19)%

Total operating expense		$(31,496)	96%	$(13,758)	1130%	$(53,508)	105%	$(57,734)	121%	(>100)%	7%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,820)	6%	$(1,988)	162%	$(3,648)	7%	$(4,007)	8%	8%	9%
	General and administrative expense	(4,616)	13%	(700)	58%	(5,129)	10%	(1,567)	4%	(>100)%	(>100)%
		$(6,436)	19%	$(2,688)	220%	$(8,777)	17%	$(5,574)	12%	(>100)%	(57)%
Australia	Depreciation and amortization	$(1,528)	5%	$(1,421)	117%	$(2,955)	6%	$(2,814)	6%	(8)%	(5)%
	General and administrative expense	(281)	1%	(229)	19%	(568)	1%	(600)	1%	(23)%	5%
		$(1,809)	6%	$(1,650)	136%	$(3,523)	7%	$(3,414)	7%	(10)%	(3)%
New Zealand	Depreciation and amortization	$(319)	1%	$(355)	29%	$(642)	1%	$(721)	1%	10%	11%
	General and administrative expense	—	0%	(20)	2%	—	0%	9	(0)%	100%	100%
		$(319)	1%	$(375)	31%	$(642)	1%	$(712)	1%	15%	10%

Total depreciation, amortization, general and administrative expense		$(8,564)	26%	$(4,713)	387%	$(12,942)	25%	$(9,700)	20%	(82)%	(33)%
OPERATING INCOME (LOSS) – CINEMA
United States		$(9,347)	(28)%	$(12,097)	(994)%	$(18,308)	(35)%	$(16,582)	(35)%	23%	(10)%
Australia		1,434	4%	(4,337)	(356)%	2,248	4%	(2,409)	(5)%	>100%	>100%
New Zealand		568	2%	(820)	(67)%	439	1%	(917)	(1)%	>100%	>100%
Total Cinema operating income (loss)		$(7,345)	(22)%	$(17,254)	(1417)%	$(15,621)	(30)%	$(19,908)	(41)%	57%	22%

Second Quarter and Six Months Results

Cinema Segment Operating Income/(Loss)

Cinema segment operating loss for the quarter ended June 30, 2021, decreased by $9.9 million, to a loss of $7.3 million when compared to the same period in 2020. This decrease was primarily driven by the majority of our theaters operating during the second quarter of 2021 compared to the second quarter of 2020, when most of our global cinemas remained closed due to the initial COVID-19 lockdowns. Furthermore, a reduction in operating restrictions and the mass vaccination campaigns and roll outs in the U.S. gave major studios the opportunity to release new major films in theaters, such as A Quiet Place Part II and F9: The Last Saga, leading to a substantial increase in our admissions revenue for the quarter ended June 30, 2021.

Cinema segment operating loss for the six months ended June 30, 2021, decreased by $4.3 million, to a loss of $15.6 million when compared to the same period in 2020. This decrease is primarily driven by the reopening of the majority of our cinemas worldwide that operated during the first half of 2021 as a result of vaccination roll outs in the U.S. and release of major blockbuster films.

Revenue

Cinema revenue increased by $31.5 million, to $32.7 million for the quarter ended June 30, 2021, compared to the same period in 2020. This increase was due to a majority of our theaters being open during the current year period, as well as (i) the vaccination roll outs in the U.S., (ii) the releases of several tentpole films by major studios, and (iii) the easing of local government restrictions in the first half of 2021.

The financial results in each of our jurisdictions experienced increases in revenues due primarily to the majority of our global cinemas operating during the second quarter of 2021 compared to the second quarter of 2020, when most of our global cinemas remained closed due to the COVID-19 pandemic. Below are the changes in our cinema revenue by market for the quarter ended June 30, 2021:

U.S. Cinemas

Cinema revenue increased by $12.6 million, to $13.1 million for the quarter ended June 30, 2021, due to an over 100% increase in attendance.

Australia Cinemas

Cinema revenue increased by $15.6 million, to $16.1 million for the quarter ended June 30, 2021, due to an over 100% increase in attendance.

New Zealand Cinemas

Cinema revenue increased by $3.2 million, to $3.5 million for the quarter ended June 30, 2021, due to an over 100% increase in attendance.

For the six months ended June 30, 2021, cinema revenue increased by $3.3 million, to $50.8 million compared to the same period in 2020. This increase was due to (i) cinema reopenings in the U.S., (ii) the releases of several tentpole films by major studios, and (iii) the easing of local government restrictions in the first half of 2021, resulting in a majority of our theaters being open.

Operating expense

Operating expense for the quarter ended June 30, 2021, increased by $17.7 million, to $31.5 million. This was due to the majority of our global cinemas reopening and operating during the second quarter of 2021 compared to the second quarter of 2020, when most of our global cinemas were closed due to the COVID-19 pandemic.

Operating expense for the six months ended June 30, 2021, decreased by $4.2 million, to $53.5 million. This was due to a decline in film rent and other operating expenses in the U.S.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2021, increased by $3.9 million, to $8.6 million, compared to the same period in 2020. This increase is attributable to the California employment litigation in the U.S.

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2021, increased by $3.2 million, to $12.9 million, compared to the same period in 2020. This increase is attributable to the California employment litigation in the U.S., offset by savings in payroll costs as a result of the wage subsidy programs and a reduction in corporate staff costs.

Real Estate

The following table details our real estate segment operating results for the quarter and six months ended June 30, 2021 and June 30, 2020, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2021	% of Revenue	June 30, 2020	% of Revenue	June 30, 2021	% of Revenue	June 30, 2020	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$322	9%	$206	9%	$403	5%	$780	11%	56%	(48)%
	Property rental income	132	4%	100	4%	270	5%	152	3%	32%	78%
		454	13%	306	13%	673	10%	932	14%	48%	(28)%
Australia	Property rental income	2,735	79%	1,911	83%	5,609	83%	5,489	79%	43%	2%
New Zealand	Property rental income	259	8%	86	4%	489	7%	484	7%	>100%	1%

Total revenue		$3,448	100%	$2,303	100%	$6,771	100%	$6,905	100%	50%	(2)%
OPERATING EXPENSE
United States	Live theatre cost	$(81)	2%	$(132)	6%	$(176)	3%	$(474)	7%	39%	63%
	Property cost	(304)	9%	(195)	8%	(645)	10%	(817)	12%	(56)%	21%
	Occupancy expense	(474)	14%	(162)	7%	(871)	12%	(321)	4%	(>100)%	(>100)%
		(859)	25%	(489)	21%	(1,692)	25%	(1,612)	23%	(76)%	(5)%
Australia	Property cost	(682)	20%	(429)	19%	(1,446)	21%	(1,080)	16%	(59)%	(34)%
	Occupancy expense	(576)	16%	(368)	16%	(1,176)	18%	(952)	13%	(57)%	(24)%
		(1,258)	36%	(797)	35%	(2,622)	39%	(2,032)	29%	(58)%	(29)%
New Zealand	Property cost	(340)	10%	(200)	9%	(682)	10%	(499)	7%	(70)%	(37)%
	Occupancy expense	(107)	3%	(103)	4%	(223)	3%	(206)	4%	(4)%	(8)%
		(447)	13%	(303)	13%	(905)	13%	(705)	11%	(48)%	(28)%

Total operating expense		$(2,564)	74%	$(1,589)	69%	$(5,219)	77%	$(4,349)	63%	(61)%	(20)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(750)	22%	$(203)	9%	$(1,498)	22%	$(405)	6%	(>100)%	(>100)%
	General and administrative expense	(120)	3%	(199)	8%	(304)	5%	(390)	6%	40%	22%
		(870)	25%	(402)	17%	(1,802)	27%	(795)	12%	(>100)%	(>100)%
Australia	Depreciation and amortization	$(744)	22%	$(845)	37%	$(1,585)	23%	$(1,708)	24%	12%	7%
	General and administrative expense	(73)	2%	(74)	3%	(82)	2%	(242)	4%	1%	66%
		(817)	24%	(919)	40%	(1,667)	25%	(1,950)	28%	11%	15%
New Zealand	Depreciation and amortization	(252)	7%	(227)	10%	(505)	7%	(462)	6%	(11)%	(9)%
	General and administrative expense	1	(0)%	27	(1)%	(1)	0%	31	(0)%	(96)%	(>100)%
		(251)	7%	(200)	9%	(506)	7%	(431)	6%	(26)%	(17)%
Total depreciation, amortization, general and administrative expense		$(1,938)	56%	$(1,521)	66%	$(3,975)	59%	$(3,176)	46%	(27)%	(25)%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(1,275)	(36)%	$(585)	(25)%	$(2,821)	(42)%	$(1,475)	(21)%	(>100)%	(91)%
Australia		660	19%	195	8%	1,320	19%	1,507	22%	>100%	(12)%
New Zealand		(439)	(13)%	(417)	(18)%	(922)	(13)%	(652)	(10)%	(5)%	(41)%
Total real estate operating income (loss)		$(1,054)	(30)%	$(807)	(35)%	$(2,423)	(36)%	$(620)	(9)%	(31)%	(>100)%

Second Quarter and Six Months Results

Real Estate Segment Income/(Loss)

Real estate segment operating loss for the quarter ended June 30, 2021, increased by $0.2 million, to a loss of $1.1 million, compared to the same period in 2020. This increase is attributable to (i) the temporary closures, which continued through the second quarter of 2021, of our U.S. Live Theatres, (ii) the decision to abate internal rent revenue from some of our fee-interest cinemas, and (iii) increased costs related to the commencement of depreciation of our 44 Union Square property. These results were partially offset by an increase in property rental income in Australia due to less abatements provided to third-party tenants in the second quarter of 2021 along with rental income received from our Culver City tenant which did not exist in 2020: straight line rent commenced in May 2020.

Real estate segment operating loss for the six months ended June 30, 2021, increased by $1.8 million, to a loss of $2.4 million, compared to the same period in 2020. This increase is attributable to (i) the temporary closures, which continued through the second quarter of 2021, of our U.S. Live Theatres, (ii) the decision to abate internal rent revenue from some of our fee-interest cinemas, and rent abatements provided to certain third-party tenants as a result of the COVID-19 pandemic. These results were partially offset by (iii) rental income received from our Culver City tenant which did not exist in 2020: straight line rent commenced in May 2020.

Revenue

Real estate revenue for the quarter ended June 30, 2021, increased by 50% or $1.1 million, to $3.4 million, compared to the same period in 2020. This increase is attributable to an increase in property rental income in Australia due to less abatements provided to third-party tenants in the second quarter of 2021 along with rental income received from our Culver City tenant which did not exist in 2020: straight line rent commenced in May 2020.

Real estate revenue for the six months ended June 30, 2021, decreased by 2%, or $0.1 million, to $6.8 million, compared to the same period in 2020. This decrease is attributable to the temporary closures of our U.S. Live Theatres, which continued through the second quarter of 2021. The decrease was further impacted by the decision to abate intercompany rent payable by Reading Cinemas as anchor tenants at some of our ETCs in response to the closures and revenue reductions caused by COVID-19. These results were partially offset by rental income received from our Culver City tenant which did not exist in 2020: straight line rent commenced in May 2020.

Operating Expense

Operating expense for the quarter ended June 30, 2021, increased by 61%, or $1.0 million, to $2.6 million, due to the increased costs related to our 44 Union Square property being included in operating costs and our inability to lower fixed expenses despite declining revenues due to the pandemic conditions, offset by the ongoing temporary closures, which continued through the second quarter of 2021, of our U.S. Live Theatre business unit, which continued through the second quarter of 2021.

Operating expense for the six months ended June 30, 2021, increased by 20%, or $0.9 million, to $5.2 million, due to the increased costs related to our 44 Union Square property being included in operating costs and our inability to lower fixed expenses despite declining revenues due to the pandemic conditions, offset by the temporary closures of our U.S. Live Theatre business unit.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2021, increased by 27%, or $0.4 million, to $1.9 million, which is attributable to the commencement of depreciation of our 44 Union Square property, offset by savings in depreciation related to the sale of our Auburn/Redyard shopping center.

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2021, increased by 25%, or $0.8 million, to $4.0 million, which is attributable to the commencement of depreciation of our 44 Union Square property, offset by savings in depreciation related to the sale of our Auburn/Redyard shopping center.

LIQUIDITY AND CAPITAL RESOURCES

As mentioned previously, outbreaks of COVID-19 caused cinemas to close and major studios to delay the releases of major motion pictures. Despite some major film product returning to the big screen, operating revenues have and may continue to be materially impacted by ongoing governmental restrictions, social distancing requirements, and future outbreaks of COVID-19 and its related variants.

In response to uncertainties associated with the outbreak of the COVID-19 pandemic and its impact on our Company’s business, management drew down the available operating borrowing capacity in the first quarter of 2020 and implemented an immediate program to reduce costs and cash outlays. In addition, management undertook a program to monetize select real estate assets. In the first quarter of 2021, we monetized our non-income producing undeveloped land at Manukau in New Zealand and Coachella in the United States. In the second quarter of 2021, we monetized our Auburn/Redyard shopping center in New South Wales, Australia and our Royal George Theatre property in Chicago.

As our cinemas have reopened and as certain real estate assets have been monetized, a portion of those monies have been used to pay down debt:

•On December 29, 2020, to fund the completion of our recently opened cinema in Jindalee, Queensland, we worked with NAB to increase the core portion of our Revolving Corporate Markets Loan Facility by AU$3.0 million, and is repayable in semi-annual installments of AU$500,000, the first installment being April 30, 2021, until fully repaid on October 31, 2023.

•In the first half of 2021, we paid down $6.2 million on the Bank of America revolving credit facility balance to $45.0 million bringing the total availability to $10.0 million, which can be redrawn under this facility.

•On March 26, 2021, we used a portion of the proceeds from the monetization of our Manukau property to retire the $40.6 million construction loan which, at the time, secured our 44 Union Square property.

•On May 7, 2021, we repaid $11.2 million (NZ$16.0 million) to Westpac, which represented a permanent reduction in this facility.

•On June 9, 2021, as part of our amended Revolving Corporate Markets Loan Facility with NAB, $15.7 million (AU$20.0 million) of the net sale proceeds of our Auburn/Redyard shopping center was used to pay down the facility and permanently reduced the availability under the line. The total fully drawn NAB facility at June 30, 2021, was AU$102.5 million.

On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital for the funding of our 44 Union Square property in Manhattan. Of the $55.0 million, $43.0 million was immediately drawn, which includes cash reserves for interest, real estate taxes and the existing mechanic’s liens. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0% and has two 12-month options to extend, but may be repaid at any time, subject to notice.

Our bank loans with Bank of America, NAB, and Westpac require that our Company comply with certain covenants. We believe that our lenders understand that the current situation, relating to COVID-19, is not of our making, that we are doing everything that can reasonably be done, and that, generally speaking, our relationship with our lenders is good. On June 8, 2021, we obtained a Waiver from Westpac which temporarily suspended the testing of certain covenant tests through June 30, 2021.

At June 30, 2021, our total outstanding borrowings were $252.7 million compared to $285.0 million at December 31, 2020. As of June 30, 2021, we had $111.8 million in cash and cash equivalents compared to $26.8 million at December 31, 2020. Our Company’s use of these loan funds is limited due to limitations on the expatriation of funds from Australia and New Zealand to the United States.

The impact of the COVID-19 pandemic on our business has greatly reduced our cashflow from our operations, and management, consequently, has postponed, or reprioritized most of our capital expenditures based on assessments of conditions and liquidity requirements. The projects requiring capital expenditures in 2021 will include: (i) with respect to our cinema business, the renovation of existing global cinemas and the construction of new cinemas in Australia and (ii) with respect to our real estate business, capital for the build out/fit out of third-party tenant spaces. Our Company believes that 2021 capital expenditures will be paid for principally by funds raised by the monetization and refinancing of our assets, cash flow from operations and/or funds available under global credit facilities.

Our Company remains focused on the various economic factors affecting us as the markets in which we operate emerge from the worst effects of the COVID-19 pandemic, including, financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If our Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed our Company’s borrowing capacity under its available facilities, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating such planned capital expenditures, selling additional assets, or restructuring debt. Also, as it may be that the worst of the pandemic is behind us in the U.S, Australia and New Zealand, we recognize the ongoing risk of the spread of the Delta variant, and the emergence of new variants.

For more information about our liquidity, please refer to Note 3 – Impact of COVID-19 Pandemic on Liquidity and Note 11 – Borrowings in the Notes to Consolidated Financial Statements included herein in Part I, Item 1 (Financial Statements) on this report.

The changes in cash and cash equivalents for the six months ended June 30, 2021, and June 30, 2020, respectively, are discussed as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020	% Change
Net cash provided by (used in) operating activities	$(5,978)	$(23,126)	74%
Net cash provided by (used in) investing activities	130,198	(14,011)	>100%
Net cash provided by (used in) financing activities	(36,839)	63,155	(>100)%
Effect of exchange rate changes on cash and cash equivalents	(2,455)	2,211	(>100)%
Increase (decrease) in cash and cash equivalents	$84,926	$28,229	>100%

Operating activities

Cash used in operating activities for the six months ended June 30, 2021, decreased by $17.1 million, to $6.0 million driven by a $34.5 million increase in net changes in operating assets and liabilities primarily resulting from rent deferrals, offset by a decrease in cash inflows from operating activities of $17.4 million.

Investing activities

Cash provided by investing activities during the six months ended June 30, 2021, increased by $144.2 million, to $130.2 million when compared to the same period in 2020. This increase is primarily attributable to $141.4 million proceeds mainly from the sale of Manukau, Coachella, Auburn/Redyard, and Royal George and a $9.5 million decrease in capital expenditures.

Financing activities

The $36.8 million net cash used in financing activities during the six months ended June 30, 2021, is primarily due to the repayments of $40.6 million for our construction loan secured by our 44 Union Square property, $15.7 million (AU$20.0 million) for our Revolving Corporate Markets Loan Facility with NAB, $374,800 (AU$500,000) related to the scheduled paydown on the $2.2 million (AU$3.0 million) drawdown allowed for the completion of Reading Cinemas Jindalee, $11.2 million (NZ$16.0 million) for our loan with Westpac, and $6.2 million for our revolving credit facility with Bank of America, offset by the new loan facility with Emerald Creek Capital for the funding of our 44 Union Square property in Manhattan of which $43.0 million was immediately drawn.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the second quarter ended June 30, 2021, and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2021	2020(1)	2019(1)	2018(1)(3)	2017(1)(2)(3)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$111,752	$26,826	$12,135	$13,127	$13,668
Unused borrowing facility	22,000	15,490	73,920	85,886	137,231
Restricted for capital projects	12,000	9,377	13,952	30,318	62,280
Unrestricted capacity	10,000	6,113	59,968	55,568	74,951
Total resources at period end	133,752	42,316	86,055	99,013	150,899
Total unrestricted resources at period end	121,752	32,939	72,103	68,695	88,619
Debt-to-Equity Ratio
Total contractual facility	$274,696	$300,449	$283,138	$252,929	$271,732
Total debt (gross of deferred financing costs)	252,696	284,959	209,218	167,043	134,501
Current	3,297	42,299	37,380	30,393	8,109
Non-current	249,399	242,660	171,838	136,650	126,392
Finance lease liabilities	93	118	—	—	—
Total book equity	117,199	81,173	139,616	179,979	181,382
Debt-to-equity ratio	2.16	3.51	1.50	0.93	0.74
Changes in Working Capital
Working capital (deficit)(4)	$11,340	$(64,140)	$(84,138)	$(56,047)	$(47,294)
Current ratio	1.09	0.47	0.24	0.35	0.41
Capital Expenditures (including acquisitions)	$4,460	$16,759	$47,722	$56,827	$76,708

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

At June 30, 2021, our consolidated cash and cash equivalents totaled $111.8 million, which included approximately $15.5 million in our U.S. operations, $65.0 million in our Australian operations, and $31.3 million in our New Zealand operations.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2021:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Debt(1)	$800	$25,058	$145,157	$43,296	$287	$7,799	$222,397
Operating leases, including imputed interest	17,233	34,669	34,017	32,157	29,949	169,450	317,475
Finance leases, including imputed interest	27	43	28	—	—	—	98
Subordinated debt(1)	342	711	747	586	—	27,913	30,299
Pension liability	342	684	684	684	684	1,435	4,513
Estimated interest on debt (2)	5,338	9,902	7,870	2,585	1,479	2,115	29,289
Village East purchase option(3)	—	—	5,900	—	—	—	5,900
Total	$24,082	$71,067	$194,403	$79,307	$32,399	$208,712	$609,970

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

Please refer to Item 3 – Legal Proceedings in our 2020 Form 10-K for more information. There have been no material changes to our litigation since our 2020 Form 10-K, except as set forth in Note 14 – Commitments and Contingencies in the accompanying consolidated financial statements included in this Form 10-Q.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the second quarter and six months ended June 30, 2021.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the second quarter and six months ended June 30, 2021.

FINANCIAL RISK MANAGEMENT

International Business Risks

Our international operations are subject to a variety of risks, including the following:

•Currency Risk: while we report our earnings and net assets in U.S. dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars. The value of these currencies can vary significantly compared to the U.S. dollar and compared to each other. We do not hedge the currency risk, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies. However, we do have intercompany debt and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollars compared to the U.S. dollar. Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions. Set forth below is a chart of the exchange ratios between these three currencies since 1996:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding the expected timing of the reopening of our cinemas and theatres, including Audible’s reopening of the Minetta Lane Theatre; our expected operating results, including the impact of our diverse business structure on those results; our expectations regarding the implementation and success of our new initiatives; our expectations regarding the future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people continuing to use discretionary funds on entertainment outside of the home; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants; our expectations regarding the timing of the completions our construction projects, including the Consolidated Theatre at the Kahala Mall and the fit-out or refurbishment of certain cinemas; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•with respect to our cinema and live theatre operations:

•the adverse impact of the COVID-19 pandemic which resulted in the temporary shutdown of our global theaters in March 2020, and the adverse effects on our anticipated cinema operations should there be further closings or restrictions mandated should the COVID-19 pandemic conditions become more severe, including with our live theatres in New York City;

•the adverse effects of the COVID-19 pandemic and its variants on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•the adverse impact of the COVID-19 pandemic and its variants on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;

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

•our ability to continue to obtain, to the extent needed, waivers or other financial accommodations from our lenders and landlords;

•the impact of major movies being released directly to one of the multitudes of streaming services available;

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

•with respect to our real estate development and operation activities:

•the impact of the COVID-19 pandemic and its variants may continue to affect many of our tenants at our real estate operations in the United States, Australia, and New Zealand, their ability to pay rent, and to stay in business;

•the impact of the COVID-19 pandemic and its variants on our construction projects and on our ability to open construction sites and to secure needed labor and materials;

•the impact of the COVID-19 pandemic and its variants on real estate valuations in major urban centers, such as New York;

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

•our exposure from time to time to legal claims and to uninsurable risks, such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems, and class actions and private attorney general wage and hour and/or safe workplace-based claims;

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

At June 30, 2021, approximately 41% and 7% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $96.3 million in cash and cash equivalents. At December 31, 2020, approximately 39% and 12% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $19.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $4.4 million for the six months ended June 30, 2021. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of June 30, 2021, and December 31, 2020, the balance of cumulative foreign currency translation adjustments were approximately $10.6 million loss and $15.0 million gain, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less. Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition. The negative spread between our borrowing costs and earned interest will exacerbate as we hold cash to provide a safety net to meet our expenses while our cinema operations are closed, and our tenant income curtailed.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $390,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the following risk factor was identified:

Spikes in COVID-19. Recent spikes in COVID-19 apparently driven by the Delta variant and newly enacted governmental restrictions in the jurisdictions we operate pose a material risk to our business. Such potential risks may include inflationary pressures and supply chain interruptions which will have an adverse effect on our results of operations.

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

Item 6 – Exhibits

10.1*†

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

10.2*	Amendment Deed dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd, as borrower, and National Australia Bank Limited, as bank.
10.3*	Corporate Markets Loan & Bank Guarantee Facility Agreement dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd, as borrower, and National Australia Bank Limited, as bank.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

____________________

* Filed herewith.

** Furnished herewith

† Certain portions of this exhibit have been omitted pursuant to Items 601(a)(5) and 601(b)(10)(iv) of Regulation S-K. Information in this exhibit that has been omitted has been noted in this document with a placeholder identified by the mark “[***]”. The Company hereby agrees to furnish a copy of any omitted schedules or exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: August 9, 2021

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: August 9, 2021

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer