Form 10-Q
period 2021-09-30
READING INTERNATIONAL INC
filed 2021-11-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-8625

READING INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification Number)
189 Second Avenue, Suite 2S New York, New York (Address of principal executive offices)	10003 (Zip Code)

Registrant’s telephone number, including area code: (213) 235-2240

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	RDI	NASDAQ
Class B Voting Common Stock, $0.01 par value	RDIB	NASDAQ

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

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer  ☐ Smaller Reporting Company ☑ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2021, there were 20,128,815 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$90,887	$26,826
Receivables	2,565	2,438
Inventory	1,123	1,059
Prepaid and other current assets	10,910	8,414
Land and property held for sale	—	17,730
Total current assets	105,485	56,467
Operating property, net	306,610	353,125
Operating lease right-of-use assets	226,855	220,503
Investment and development property, net	9,647	11,570
Investment in unconsolidated joint ventures	4,882	5,025
Goodwill	26,784	28,116
Intangible assets, net	3,470	3,971
Deferred tax asset, net	4,709	3,362
Other assets	6,719	8,030
Total assets	$695,161	$690,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$40,513	$38,877
Film rent payable	1,709	2,473
Debt - current portion	2,586	41,459
Subordinated debt - current portion	702	840
Derivative financial instruments - current portion	220	218
Taxes payable - current	19,712	82
Deferred revenue	8,602	10,133
Operating lease liabilities - current portion	22,976	22,699
Other current liabilities	3,650	3,826
Total current liabilities	100,670	120,607
Debt - long-term portion	212,667	213,779
Derivative financial instruments - non-current portion	38	212
Subordinated debt, net	26,672	26,505
Noncurrent tax liabilities	7,499	13,070
Operating lease liabilities - non-current portion	222,918	212,806
Other liabilities	21,124	22,017
Total liabilities	$591,588	$608,996
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized,
33,064,923 issued and 20,128,813 outstanding at September 30, 2021 and 33,004,717 issued and 20,098,607 outstanding at December 31, 2020	232	231
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2021 and December 31, 2020	17	17
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	151,383	149,979
Retained earnings/(deficits)	(12,981)	(44,553)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	4,336	12,502
Total Reading International, Inc. stockholders’ equity	102,580	77,769
Noncontrolling interests	993	3,404
Total stockholders’ equity	103,573	81,173
Total liabilities and stockholders’ equity	$695,161	$690,169

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Cinema	$28,751	$7,339	$79,580	$54,866
Real estate	3,052	2,852	9,562	7,975
Total revenue	31,803	10,191	89,142	62,841
Costs and expenses
Cinema	(29,237)	(15,817)	(82,485)	(71,769)
Real estate	(2,683)	(1,909)	(7,902)	(6,258)
Depreciation and amortization	(5,560)	(5,612)	(17,011)	(16,149)
General and administrative	(5,274)	(4,228)	(19,205)	(15,275)
Total costs and expenses	(42,754)	(27,566)	(126,603)	(109,451)
Operating income (loss)	(10,951)	(17,375)	(37,461)	(46,610)
Interest expense, net	(3,068)	(2,379)	(10,437)	(6,176)
Gain (loss) on sale of assets	2,559	(1)	92,345	(1)
Other income (expense)	440	10	2,236	(186)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(11,020)	(19,745)	46,683	(52,973)
Equity earnings of unconsolidated joint ventures	(75)	(97)	158	(292)
Income (loss) before income taxes	(11,095)	(19,842)	46,841	(53,265)
Income tax benefit (expense)	895	490	(12,380)	5,070
Net income (loss)	$(10,200)	$(19,352)	$34,461	$(48,195)
Less: net income (loss) attributable to noncontrolling interests	(105)	(124)	2,889	(389)
Net income (loss) attributable to Reading International, Inc.	$(10,095)	$(19,228)	$31,572	$(47,806)
Basic earnings (loss) per share	$(0.46)	$(0.88)	$1.45	$(2.20)
Diluted earnings (loss) per share	$(0.46)	$(0.88)	$1.41	$(2.20)
Weighted average number of shares outstanding–basic	21,809,402	21,748,531	21,792,007	21,749,146
Weighted average number of shares outstanding–diluted	21,809,402	21,748,531	22,462,657	21,749,146

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(10,200)	$(19,352)	$34,461	$(48,195)
Foreign currency translation gain (loss)	(4,138)	3,478	(8,494)	(1,574)
Gain (loss) on cash flow hedges	57	63	173	(142)
Other	52	47	155	131
Comprehensive income (loss)	(14,229)	(15,764)	26,295	(49,780)
Less: net income (loss) attributable to noncontrolling interests	(105)	(124)	2,889	(389)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(2)	—	(7)
Comprehensive income (loss)	$(14,124)	(15,638)	$23,406	$(49,384)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net income (loss)	$34,461	$(48,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(158)	292
Distributions of earnings from unconsolidated joint ventures	—	235
Gain recognized on foreign currency transactions	(1,915)	—
(Gain) Loss on sale of assets	(92,345)	1
Amortization of operating leases	17,473	15,593
Amortization of finance leases	37	79
Change in operating lease liabilities	(16,305)	(14,659)
Interest on hedged derivatives	—	—
Change in net deferred tax assets	(1,570)	(1,515)
Depreciation and amortization	17,011	16,149
Other amortization	965	741
Stock based compensation expense	1,521	1,063
Net changes in operating assets and liabilities:
Receivables	52	3,757
Prepaid and other assets	2,272	(3,056)
Payments for accrued pension	(513)	(513)
Accounts payable and accrued expenses	8,395	4,349
Film rent payable	(710)	(6,767)
Taxes payable	20,507	1,916
Deferred revenue and other liabilities	(6,938)	2,522
Net cash provided by (used in) operating activities	(17,760)	(28,008)
Investing Activities
Purchases of and additions to operating and investment properties	(11,511)	(16,310)
Change in restricted cash	(6,148)	—
Contributions to unconsolidated joint ventures	—	(240)
Proceeds from sale of assets	145,165	—
Net cash provided by (used in) investing activities	127,506	(16,550)
Financing Activities
Repayment of borrowings	(79,357)	(28,910)
Repayment of finance lease principal	(37)	(77)
Proceeds from borrowings	45,337	87,764
Capitalized borrowing costs	(1,481)	(275)
Repurchase of Class A Nonvoting Common Stock	—	(1,150)
(Cash paid) proceeds from the settlement of employee share transactions	(116)	(43)
Noncontrolling interest contributions	—	30
Noncontrolling interest distributions	(5,300)	—
Net cash provided by (used in) financing activities	(40,954)	57,339
Effect of exchange rate changes on cash and cash equivalents	(4,731)	2,859
Net increase (decrease) in cash and cash equivalents	64,061	15,640
Cash and cash equivalents at January 1	26,826	12,135
Cash and cash equivalents at September 30	$90,887	$27,775
Supplemental Disclosures
Interest paid	$9,677	$7,618
Income taxes (refunded) paid	(6,265)	(712)
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	1,889	2,595

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

Business Segments

Reported below are the operating segments of our Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of our Company. As part of our real estate activities, we have historically held undeveloped land in urban and suburban centers in the United States, Australia, and New Zealand. However, in the first quarter of 2021, we monetized our undeveloped land in Coachella, California, and Manukau, New Zealand. In the second quarter of 2021, we monetized our retail center Auburn/Redyard, Australia, which included approximately 2.6 acres of undeveloped land. In the second quarter of 2021, we monetized our Royal George theatre in Chicago. In the third quarter of 2021, we also monetized our Invercargill property in New Zealand.

The table below summarizes the results of operations for each of our business segments for the quarter and nine months ended September 30, 2021 and 2020, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Revenue:
Cinema exhibition	$28,751	$7,339	$79,580	$54,866
Real estate	3,177	3,023	9,948	9,928
Inter-segment elimination	(125)	(171)	(386)	(1,953)
	$31,803	$10,191	$89,142	$62,841
Segment operating income (loss):
Cinema exhibition	$(5,057)	$(13,410)	$(20,680)	$(33,318)
Real estate	(1,485)	(844)	(3,907)	(1,464)
	$(6,542)	$(14,254)	$(24,587)	$(34,782)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Segment operating income (loss)	$(6,542)	$(14,254)	$(24,587)	$(34,782)
Unallocated corporate expense
Depreciation and amortization expense	(300)	(215)	(917)	(634)
General and administrative expense	(4,109)	(2,906)	(11,957)	(11,194)
Interest expense, net	(3,068)	(2,379)	(10,437)	(6,176)
Equity earnings of unconsolidated joint ventures	(75)	(97)	158	(292)
Gain (loss) on sale of assets	2,559	(1)	92,345	(1)
Other income (expense)	440	10	2,236	(186)
Income (loss) before income tax expense	$(11,095)	$(19,842)	$46,841	$(53,265)

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

Operating results for the quarter and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

3)In the second quarter of 2020, in order to account for certain wage subsidies received from the Australian and New Zealand governments, we adopted International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The aim of these Australian and New Zealand government subsidies is to protect as many jobs as possible during the COVID-19 Pandemic by subsidizing the wages of employees, using the administrative capabilities of employers to forward such subsidies to their employees. The subsidies are not loans to employees or employers. U.S. GAAP has no codified accounting guidance concerning the measurement and presentation of such government grants, and in lieu of such guidance, common practice is to refer to IAS 20. IAS 20 permits entities to account for government grants on a gross basis, showing grants receivable as income and the associated expense as costs, or on a net basis, by deducting the grant from the related expense. The nature of the wage subsidies is such that, without them, our Company would likely have reduced its wages and salaries expense through the termination of certain employees. Our Company has therefore elected to present wages and salaries expense net of government grants. The impacted wages and salaries costs are contained within ‘other operating expenses’ and ‘general and administrative expenses’ in our cinema and real estate segments. For the quarter and nine months ended September 30, 2021, our Australian operations received subsidies totaling AU$nil and AU$3.5 million (U.S.$2.3 million) respectively. For the quarter and nine months ended September 30, 2021, our New Zealand operations received subsidies of NZ$288,000 (U.S.$200,000) in this same period. There were no unfulfilled conditions or contingencies relating to these subsidies at September 30, 2021.

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

Note 3 – Impact of COVID-19 Pandemic and Liquidity

General

On March 11, 2020, the World Health Organization (“WHO”) declared the novel coronavirus, COVID-19, a global pandemic. In March 2020 we temporarily closed all of our live theatres and cinema operations in the U.S., Australia and New Zealand. Operating restrictions adopted in Australia and New Zealand also affected many of our tenants at our retail shopping centers. These closures materially negatively impacted our revenues and profitability. However, as a result of the successful implementation of our management’s plans developed in the third quarter of 2020 to meet the challenges of COVID-19, as executed over the following three quarters, and the increasing health of the cinema segment, we have concluded that our Company has sufficient resources to meet its obligations as they become due within one year after the issuance of this report on Form 10-Q.

Vaccination programs are advancing in the jurisdictions in which we operate, but periodic closures and limitations on operating activities are expected to continue until the COVID-19 spread is considered materially contained. No assurances can be given as to when material containment within each of the jurisdictions that affect our business will be achieved. Even where businesses have been allowed to reopen, operational limitations on density, hours of operation, and other operating factors, and varying degrees of public concern about interacting with third parties, are impacting the return to normal operations.

Cinema Segment Ongoing Impact

As of September 30, 2021, substantially all of our U.S. cinemas are trading. Our Consolidated Theatre at Kapolei is temporarily closed due to renovations. Our Consolidated Theatre at Kahala was temporarily closed due to renovations but reopened on November 5, 2021. Our New Zealand circuit is fully open except for our Reading Cinemas at New Lynn which is temporarily closed due to an outbreak of the Delta variant of COVID-19 in Auckland, and Courtenay Central, which continues to be closed due to seismic concerns which predated the pandemic. A return to operation of this center has been delayed by our efforts to respond to COVID-19. We have been able to fully open our Australian circuit in 2021, and despite a resurgence of the COVID-19 virus in Q3 of 2021, all our Australian cinemas are open as of the date of this Report.

The global performance of certain movies released in the first nine months of 2021 is encouraging. While not at 2019 pre-COVID levels, we see strong evidence that the general public wants to enjoy movies in a cinema environment. Relative to 2020, fewer tentpole movies are being rescheduled to later dates, an indication that Hollywood studios and other film distributors are growing in confidence that audiences are available, and are willing to go to the cinema again. Despite this, our results have not returned to pre-COVID levels, and continue to be adversely impacted in Australia and New Zealand, where outbreaks continue to result in lockdowns and consequential temporary closures of our cinemas. We continue to have confidence in the movies anticipated for release in the remainder of 2021 and in 2022, but there can be no assurances regarding their (i) box office potential, (ii) release dates, or (iii) portion of revenues generated by the theatrical window.

Real Estate Segment Ongoing Impact

Substantially all of our tenants in our Australian and New Zealand real estate businesses (excluding Courtenay Central) are currently open for trading. In the U.S., much of our real estate income has traditionally been generated by rental revenue from our live theatres. As of the date of this report, our Minetta and Orpheum theatres are conducting public performances.

Liquidity Impact

The continued disruption of our global cinemas caused by COVID-19 led to a significant decrease in our Company’s revenues and earnings for the three and nine month periods ended September 30, 2021, as compared to pre-COVID-19 operations. Such effects will likely continue, to varying degrees, until the virus is materially contained. As compared to the nine months ended September 30, 2020, our revenues and earnings have increased as we have been able to reopen many of our cinemas. Even though we are encouraged by the return of patrons to our cinemas and theatres and the movie releases expected in the coming months, we cannot provide any assurances as to the nature or pace of a return to prior operating levels. With regards to our real estate operations, while all our New Zealand and Australian real estate tenants are currently trading (other than certain tenants who have closed for reasons unrelated to COVID-19), our real estate revenue and earnings may continue to be affected by any rent relief that we may deem necessary to provide to certain tenants experiencing continuing impacts from COVID-19.

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

The cumulative impact of COVID-19 on our cinema business led to the conclusion in the third quarter of 2020 that there was substantial doubt regarding our Company’s ability to continue as a going concern. Management’s plans to alleviate such substantial doubt included the adoption of plans to refinance our 44 Union Square property and the monetization of certain real estate assets.

By June 2021, management had successfully executed these plans, as detailed at Note 11 – Borrowings regarding our refinancing plans, and Note 6 – Real Estate Transactions regarding our asset monetization plans. The execution of these plans generated cash inflows of $179.1 million. We have no material debt maturing until 2023. Using the funds generated, we have reduced our debt from $282.6 million at December 31, 2020 to $242.6 million at September 30, 2021. There have been no material business developments in the quarter ended September 30, 2021, that have negatively impacted our assessment of our going concern position.

The Company’s financial position following the successful execution of these plans, and our forecasts and cash flow estimates based on our current expectations of industry performance and recovery, mean that our Company has sufficient resources to meet its obligations as they become due within one year after the issuance of this report on Form 10-Q. Management’s forecasts and cash flow estimates are based on the current expectation that the global cinema industry will continue to recover in 2021 and into 2022. Forecasts are by their nature inherently uncertain, but the effects of COVID-19 continue to cause greater forecasting difficulties than would otherwise exist in more stable economic times. While we are seeing substantial evidence of recovery, and at various times during the first nine months of 2021, 58 of our 62 cinemas worldwide have been open for business, our forecasts rely upon the ability and desire of moviegoers to return to the movie theatres. Many factors influencing this are outside of management’s control, but are, nevertheless, material, individually and in the aggregate, to the realization of management’s forecasts and expectations throughout the period of COVID-19.

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2020, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and recorded an impairment charge of $217,000. As noted above, the financial performance of our cinemas has been improving at a rate better than that which was expected during the December 31, 2020, impairment analysis process. This improved performance at an asset group level, and the impacts of this performance on our impairment modelling, resulted in no impairment charges being recognized for the quarter and nine months ended September 30, 2021. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of December 31, 2020. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Given the improvements in trading conditions in the first and second quarters of 2021, no impairment of goodwill has been recognized for the quarter and nine months ended September 30, 2021. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2021. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. However, in certain circumstances, we move funds between jurisdictions where circumstances encouraged us to do so from an overall economic standpoint. We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
	September 30, 2021		December 31, 2020	September 30, 2020
Spot Rate
Australian Dollar	0.7228		0.7709	0.7160
New Zealand Dollar	0.6899		0.7194	0.6608
Average Rate
Australian Dollar	0.7344	0.7592	0.6904	0.7156	0.6770
New Zealand Dollar	0.7004	0.7117	0.6504	0.6619	0.6384

Note 5 – Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income attributable to our Company by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing the net income attributable to our Company by the weighted average number of common and common equivalent shares outstanding during the period and is calculated using the treasury stock method for equity-based compensation awards.

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Reading International, Inc	$(10,095)	(19,228)	$31,572	$(47,806)
Denominator:
Weighted average number of common stock – basic	21,809,402	21,748,531	21,792,007	21,749,146
Weighted average dilutive impact of awards	—	—	670,650	—
Weighted average number of common stock – diluted	21,809,402	21,748,531	22,462,657	21,749,146
Basic earnings (loss) per share	$(0.46)	(0.88)	$1.45	$(2.20)
Diluted earnings (loss) per share	$(0.46)	(0.88)	$1.41	$(2.20)
Awards excluded from diluted earnings (loss) per share	492,344	674,676	517,344	674,676

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. During the first nine months of 2021, we did not repurchase any shares of Class A Common Stock.

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

Note 6 – Property and Equipment

Operating Property, net

As of September 30, 2021, and December 31, 2020, property associated with our operating activities is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Land	$69,416	$82,286
Building and improvements	219,238	253,419
Leasehold improvements	58,305	59,054
Fixtures and equipment	193,664	201,518
Construction-in-progress	9,405	9,285
Total cost	550,028	605,562
Less: accumulated depreciation	(243,418)	(252,437)
Operating property, net	$306,610	$353,125

Depreciation expense for operating property was $5.1 million and $16.4 million for the quarter and nine months ended September 30, 2021, respectively, and $5.4 million and $15.6 million for the quarter and nine months ended September 30, 2020, respectively.

Investment and Development Property, net

As of September 30, 2021, and December 31, 2020, our investment and development property is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Land	$4,196	$5,936
Construction-in-progress (including capitalized interest)	5,451	5,634
Investment and development property	$9,647	$11,570

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the nine months ended September 30, 2021, are shown below:

(Dollars in thousands)	Balance, December 31, 2020	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, September 30, 2021
Courtenay Central development	7,255	66	—	—	(299)	7,022
Cinema developments and improvements	6,357	5,115	(4,662)	—	(19)	6,791
Other real estate projects	1,307	1,024	(1,135)	(121)	(32)	1,043
Total	$14,919	$6,205	$(5,797)	$(121)	$(350)	$14,856

Real Estate Transactions - Sales

Beginning in 2020, we reviewed our various real estate holdings in light of the fact that our cash flow from cinema operations had been materially adversely affected by the governmentally mandated cinema closings ordered in response to the COVID-19 pandemic and that, for the foreseeable future, other sources of cash would be needed to support our operations and that only very limited funds would be available for capital investment in our properties. Between the fourth quarter of 2020 and the second quarter of 2021, we classified as assets held for sale disposal groups and thereafter monetized the following real estate assets: The Auburn/Redyard Entertainment Themed Center (“ETC”), the Royal George Theatre, Coachella (land), and Manukau (land). In addition, in the third quarter of 2021, we monetized our Invercargill, New Zealand, property, comprised of a cinema and ancillary land. A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or multiple assets. Each of these transactions is discussed separately below.

Invercargill, New Zealand

On August 30, 2021, we sold our cinema building and land in Invercargill for $3.8 million (NZ$5.4 million) to the owner of the adjacent property, which is currently undergoing a major redevelopment. This property, not then classified as held for sale, was monetized in a transaction whereby the purchaser leased back the Reading Cinema to our company.

The gain on sale on this property is calculated as follows:

September 30
(Dollars in thousands)	2021
Sales price	$3,803
Net book value	(1,425)
Gain on sale, gross of direct costs	2,378
Direct sale costs incurred	(6)
Gain on sale, net of direct costs	$2,372

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

June 30
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

June 30
(Dollars in thousands)	2021
Sales price	$7,075
Net book value	(1,824)
Gain on sale, gross of direct costs	5,251
Direct sale costs incurred	(295)
Gain on sale, net of direct costs	$4,956

Coachella, California

In December 2020, we classified the non-income producing land at Coachella (held through Shadow View Land and Farming LLC) as held for sale. This disposal group, which consists of land and certain improvements to that land, was transferred to Land and Property Held for Sale at its book value of $4.4 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 5, 2021 for $11.0 million. As a 50% member in Shadow View Land and Farming LLC, our Company received the benefit of 50% of the sale proceeds, being $5.3 million. As the other 50% member was related to our controlling stockholder, these actions were approved by our Audit and Conflicts Committee.

The gain on sale of this property, including both our interests and those of the other 50% owner of Shadow View Land and Farming, LLC, is calculated as follows:

March 31,
(Dollars in thousands)	2021
Sales price	$11,000
Net book value	(4,351)
Gain on sale, gross of direct costs	6,649
Direct sale costs incurred	(301)
Gain on sale, net of direct costs	$6,348

Manukau, New Zealand

In December 2020, we classified our non-income producing land at Manukau, New Zealand, as held for sale. This disposal group, which consists of land and certain improvements to that land, was transferred to Land Held for Sale at its book value of $13.6 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 4, 2021, for $56.1 million (NZ$77.2 million), of which NZ$1.0 million was received on February 23, 2021, and the balance of funds was received on March 4, 2021.

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

Real Estate Transactions - Acquisitions

Exercise of Option to Acquire Ground Lessee’s Interest in Ground Lease and Improvements Constituting the Village East Cinema

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the then 13-year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option was $5.9 million. It was initially agreed that the transaction would close on or about May 31, 2021. On March 29, 2021, we extended the closing date to January 1, 2023.

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2021 and December 31, 2020:

		September 30,	December 31,
(Dollars in thousands)	Interest	2021	2020
Rialto Cinemas	50.0%	$1,023	$1,065
Mt. Gravatt	33.3%	3,859	3,960
Total investments		$4,882	$5,025

For the quarter and nine months ended September 30, 2021 and 2020, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Rialto Cinemas	$(49)	$(24)	$2	$(132)
Mt. Gravatt	(26)	(73)	156	(160)
Total equity earnings	$(75)	$(97)	$158	$(292)

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2020	$22,892	$5,224	$28,116
Foreign currency translation adjustment	(1,332)	—	(1,332)
Balance at September 30, 2021	$21,560	$5,224	$26,784

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2021. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2021, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of September 30, 2021 and December 31, 2020, respectively.

	As of September 30, 2021
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,326	$9,058	$4,967	$26,351
Less: Accumulated amortization	(11,990)	(7,589)	(3,285)	(22,864)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$336	$1,469	$1,665	$3,470

	As of December 31, 2020
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,451	$9,058	$4,764	$26,273
Less: Accumulated amortization	(10,375)	(7,377)	(4,533)	(22,285)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$2,076	$1,681	$214	$3,971

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2021

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beneficial lease amortization	$28	$27	$87	$77
Other amortization	262	279	518	483
Total intangible assets amortization	$290	$306	$605	$560

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Prepaid and other current assets
Prepaid expenses	$1,913	$1,946
Prepaid rent	563	162
Prepaid taxes	1,792	455
Income taxes receivable	217	5,572
Deposits	244	245
Investment in marketable securities	25	26
Restricted cash	6,156	8
Total prepaid and other current assets	$10,910	$8,414
Other non-current assets
Straight-line rent asset	4,737	6,050
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Long-term deposits	10	8
Total other non-current assets	$6,719	$8,030

Note 10 – Income Taxes

The U.S. Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) was enacted on March 27, 2020, to provide, among other things, tax relief to companies impacted by the COVID-19 pandemic. The CARES Act includes, among other items, provisions for net operating loss carryback, modifications to the business interest expense deduction, a technical correction to tax depreciation methods for qualified improvement property, and alternative minimum tax credit refunds. During the quarter ended March 31, 2020, we recorded a tax benefit arising from the carryback of the net operating loss generated in the taxable year ended December 31, 2019.

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was 26.4% and 9.5% for the nine months ended September 30, 2021, and 2020, respectively. The difference between 2021 and 2020 is primarily related to the increase in pretax income in 2021, partially offset by an income tax benefit of approximately $5.6 million recorded during the second quarter of 2021 due to the recognition of previously unrecognized tax benefits. The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Borrowings

Our Company’s borrowings at September 30, 2021 and December 31, 2020, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2021
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (USA)	April 30, 2027	$27,913	$27,913	$26,672	4.13%	4.13%
Bank of America Credit Facility (USA)	March 6, 2023	55,000	42,800	42,645	4.00%	4.00%
Bank of America Line of Credit (USA)	March 6, 2023	5,000	5,000	5,000	3.08%	3.08%
Cinemas 1, 2, 3 Term Loan (USA)	April 1, 2022	24,189	24,189	23,826	4.25%	4.25%
Minetta & Orpheum Theatres Loan (USA)(2)	November 1, 2023	8,000	8,000	7,936	2.14%	5.15%
U.S. Corporate Office Term Loan (USA)	January 1, 2027	9,000	9,000	8,920	4.64% / 4.44%	4.61%
Purchase Money Promissory Note (USA)	September 18, 2024	2,216	2,216	2,216	5.00%	5.00%
Union Square Financing (USA)	May 6, 2024	55,000	43,000	41,920	7.00%	7.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	74,087	74,087	73,944	1.81%	1.81%
Westpac Bank Corporate (NZ)	December 31, 2023	9,548	9,548	9,548	2.95%	2.95%
		$269,953	$245,753	$242,627

(1)Net of deferred financing costs amounting to $3.1 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2021.

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

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	September 30,	December 31,
Balance Sheet Caption	2021	2020
Debt - current portion	$2,586	$41,459
Debt - long-term portion	212,667	213,779
Subordinated debt - current portion	702	840
Subordinated debt - long-term portion	26,672	26,505
Total borrowings	$242,627	$282,583

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

On November 8, 2021, and effective in Q4 of 2021, Bank of America replaced all of our covenants with a single liquidity test and converted the line of credit into a term loan with scheduled repayments, maturing on March 6, 2023. We also repaid $2.8 million of the facility on this date.

Bank of America Line of Credit

On March 6, 2020, the term of our $5.0 million line of credit was extended to March 6, 2023. On August 7, 2020, we modified the interest rate on this line of credit, wherein the LIBOR portion of the rate now has a floor of 1.0%.

On November 8, 2021, we repaid in full and retired this line of credit.

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, with a loan for a five year term of $8.0 million. Such modification was not considered to be substantial under U.S. GAAP.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten year $8.4 million mortgage loan on our Culver City building at a fixed annual interest rate of 4.64%. This loan provided for a second loan upon completion of certain improvements. On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%.

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $20.0 million term loan with Valley National Bank with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022, with two six month options to extend. With the availability of these loan extensions, we continue to keep the loan long-term.

Union Square Financing

On December 29, 2016, we closed construction finance facilities totaling $57.5 million to fund the non-equity portion of the anticipated construction costs of the redevelopment of our property at 44 Union Square in New York City. The facilities consisted of a first mortgage component of $50.0 million and a mezzanine component of $7.5 million. On August 8, 2019, we repaid the $7.5 million mezzanine loan. On January 24, 2020, we exercised the first of our two one year extension options on the first mortgage loan, taking the maturity to December 29, 2020. On December 29, 2020, we further extended the maturity of this loan to March 31, 2021, at an interest rate of 17.5%. On March 26, 2021, we acquired this first mortgage loan through a subsidiary using internally generated funds. On May 7, 2021, we closed on a new three year $55.0 million loan facility with Emerald Creek Capital secured by our 44 Union Square property and certain limited guarantees. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0% and includes provisions for a prepaid interest and property tax reserve fund. The loan contains a reserve for existing mechanic’s liens. The loan has two 12-month options to extend, but may be repaid at any time, subject to notice and a minimum interest payment equal to the positive difference between interest paid on the loan through the pre-payment date and one year’s interest. In effect, the loan may be repaid after May 7, 2022 without the payment of any premium.

Purchase Money Promissory Note

On September 18, 2019, we purchased for $5.5 million 407,000 shares of our Class A Common Stock in a privately negotiated transaction under our Share Repurchase Program. Of this amount, $3.5 million was paid by the issuance of a Purchase Money Promissory Note, which bears an interest rate of 5.0% per annum, payable in equal quarterly payments of principal plus accrued interest. The Purchase Money Promissory Note matures on September 18, 2024.

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

On June 29, 2020, Westpac pushed out the June 30, 2020, covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65% respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. On September 15, 2020, Westpac waived the requirement to test certain covenants as of September 30, 2020. On December 8, 2020, Westpac waived the requirement to test certain covenants as of December 31, 2020. On April 29, 2021, Westpac waived the requirement to test certain covenants as of March 31, 2021. On May 7, 2021, we repaid NZ$16.0 million of this debt, in a permanent reduction of this facility to NZ$16.0 million. On June 8, 2021, Westpac waived the requirement to test certain covenants as of June 30, 2021. On August 30, 2021, we repaid a further NZ$2.2 million of this debt, in a permanent reduction of this facility to NZ$13.8 million. On this same date, Westpac waived the requirement to test certain covenants as of September 30, 2021.

Australian NAB Corporate Term Loan (AU)

On March 15, 2019, we amended our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) converting it from a facility comprised of (i) an AU$66.5 million loan facility with an interest rate of 0.95% above the Bank Bill Swap Bid Rate (“BBSY”) and a maturity date of June 30, 2019 and (ii) a bank guarantee of AU$5.0 million at a rate of 1.90% per annum into a (i) AU$120.0 million Corporate Loan facility at rates of 0.85%-1.30% above BBSY depending on certain ratios with a due date of December 31, 2023, of which AU$80.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum. Such modifications of this particular term loan were not considered to be substantial under U.S. GAAP.

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

On June 9, 2021, incident to our sale of our Auburn ETC, we repaid AU$20.0 million of the revolving portion of this debt, in a permanent reduction of this facility.

On November 2, 2021, NAB modified our Fixed Charge Cover Ratio and Leverage Ratio covenants, reducing the measurement requirements and in some instances removing the requirement to test.

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Current liabilities
Liability for demolition costs	2,808	2,928
Accrued pension	684	684
Security deposit payable	72	132
Finance lease liabilities	45	49
Other	41	33
Other current liabilities	$3,650	$3,826
Other liabilities
Lease make-good provision	7,611	7,408
Accrued pension	3,718	4,048
Deferred rent liability	2,180	2,897
Environmental reserve	1,656	1,656
Lease liability	5,900	5,900
Acquired leases	23	31
Finance lease liabilities	36	69
Other	—	8
Other non-current liabilities	$21,124	$22,017

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $4.4 million at September 30, 2021. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the nine months ended September 30, 2021 and 2020. Our pension plan is unfunded.

During the quarter and nine months ended September 30, 2021, the interest cost was $59,000 and $182,000, respectively, and the actuarial loss was $52,000 and $156,000, respectively. During the quarter and nine months ended September 30, 2020, the interest cost was $65,000 and $199,000, respectively, and the actuarial loss was $52,000 and $155,000, respectively.

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2021	$14,966	$(12)	$(2,135)	$(317)	$12,502

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(8)	(8)
Amounts reclassified from accumulated other comprehensive income	—	—	—	181	181
Net change related to derivatives	—	—	—	173	173

Net current-period other comprehensive income (loss)	(8,494)	(1)	156	173	(8,166)
Balance at September 30, 2021	$6,472	$(13)	$(1,979)	$(144)	$4,336

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

On July 13, 2021, following a mediation, the parties agreed to settle the claims set forth in the remaining lawsuits (specifically, the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint) for the Company’s payment of $4.0 million (the “Settlement Amount”).   The settlement is contingent upon the execution and delivery of a final settlement agreement (which is currently being negotiated) and final court approval.   The Settlement Amount is to be paid in two installments, one-half within 30 days of final court approval and the balance nine-months thereafter.   A court hearing on the settlement is not expected until the first quarter of 2022. We have accrued the Settlement Amount as a second quarter cinema segment administrative expense.

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

RWPL has filed a response contesting GDL’s claims, and raising various affirmative defenses, including frustration and a failure of the parties to reach any specifically enforceable agreement as to certain fundament construction and construction cost issues.   No damages are being sought by GDL, other than costs, and no reserves for this matter have been established. RWPL is a limited liability company, its only asset being the parcel of unimproved land on which the supermarket was to be built.

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

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Australian Country Cinemas, Pty Ltd	$(3)	$(51)
Shadow View Land and Farming, LLC	(3)	2,131
Sutton Hill Properties, LLC	999	1,324
Noncontrolling interests in consolidated subsidiaries	$993	$3,404

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Australian Country Cinemas, Pty Ltd	$6	$(35)	$48	$(80)
Shadow View Land and Farming, LLC	—	(5)	3,166	(48)
Sutton Hill Properties, LLC	(111)	(84)	(325)	(261)
Net income (loss) attributable to noncontrolling interests	$(105)	$(124)	$2,889	$(389)

On March 5, 2021, Shadow View Land and Farming, LLC, sold its only asset, being certain land holdings in Coachella, California, for $11.0 million and is currently in the process of winding up and liquidating. See Note 6

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2021	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173
Net income (loss)	—	—	—	—	—	18,965	—	—	18,965	3,102	22,067
Other comprehensive income, net	—	—	—	—	—	—	—	(2,545)	(2,545)	—	(2,545)
Share-based compensation expense	—	—	—	—	464	—	—	—	464	—	464
Restricted Stock Units	52	1	—	—	(111)	—	—	—	(110)	—	(110)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(5,300)	(5,300)
At March 31, 2021	20,121	$232	1,680	$17	$150,332	$(25,588)	$(40,407)	$9,957	$94,543	$1,206	$95,749
Net income	—	—	—	—	—	22,702	—	—	22,702	(108)	22,594
Other comprehensive income, net	—	—	—	—	—	—	—	(1,592)	(1,592)	—	(1,592)
Share-based compensation expense	—	—	—	—	450	—	—	—	450	—	450
Restricted Stock Units	4	—	—	—	(2)	—	—	—	(2)	—	(2)
At June 30, 2021	20,125	$232	1,680	$17	$150,780	$(2,886)	$(40,407)	$8,365	$116,101	$1,098	$117,199
Net income	—	—	—	—	—	(10,095)	—	—	(10,095)	(105)	(10,200)
Other comprehensive income, net	—	—	—	—	—	—	—	(4,029)	(4,029)	--	(4,029)
Share-based compensation expense	—	—	—	—	606	—	—	—	606	--	606
Restricted Stock Units	2	—	—	—	(3)	—	—	—	(3)	--	(3)
At September 30, 2021	20,127	$232	1,680	$17	$151,383	$(12,981)	$(40,407)	$4,336	$102,580	$993	$103,573

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2020	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616
Net income (loss)	—	—	—	—	—	(5,875)	—	—	(5,875)	(81)	(5,956)
Other comprehensive income, net	—	—	—	—	—	—	—	(15,879)	(15,879)	(18)	(15,897)
Share-based compensation expense	—	—	—	—	336	—	—	—	336	—	336
Share repurchase plan	(75)	—	—	—	—	—	(670)	—	(670)	—	(671)
Restricted Stock Units	19		—	—	(30)	—	—	—	(30)	—	(30)
At March 31, 2020	20,047	$231	1,680	$17	$148,908	$14,772	$(40,407)	$(10,290)	$113,231	$4,168	$117,399
Net income	—	—	—	—	—	(22,703)	—	—	(22,703)	(185)	(22,888)
Other comprehensive income, net	—	—	—	—	—	—	—	10,707	10,707	9	10,716
Share-based compensation expense	—	—	—	—	369	—	—	—	369	—	369
Restricted Stock Units	21		—	—	(11)	—	—	—	(11)	—	(11)
At June 30, 2020	20,068	231	1,680	17	149,266	(7,931)	(40,407)	417	101,593	3,992	105,585
Net income	—	—	—	—	—	(19,228)	—	—	(19,228)	(124)	(19,352)
Other comprehensive income, net	—	—	—	—	—	—	—	3,587	3,587	3	3,590
Share-based compensation expense	—	—	—	—	358	—	—	—	358	—	358
Restricted Stock Units	1		—	—	(4)	—	—	—	(4)	—	(4)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	30	30
At September 30, 2020	20,069	$231	1,680	$17	$149,620	$(27,159)	$(40,407)	$4,004	$86,306	$3,901	$90,207

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

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at September 30, 2021 was 1,250,000, of which 784,296 remain available for future issuance. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase in the number of shares available for issuance under the 2020 Plan. At September 30, 2021, this potential increase in the number of shares eligible for issuance under the 2020 Plan was 176,086 Class A Common Stock.

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

No stock options were issued in the nine months ended September 30, 2021.

For the quarters ended September 30, 2021 and 2020, we recorded compensation expense of $101,000 and $103,000, respectively, with respect to our prior stock option grants. For the nine months ended September 30, 2021 and September 30, 2020, we recorded compensation expense of $302,000 and $343,000, respectively. At September 30, 2021, the total unrecognized estimated compensation expense related to non-vested stock options was $0.3 million, which we expect to recognize over a weighted average vesting period of 1.06 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at September 30, 2021 was $nil, as the closing price of our Common Stock on that date was $5.06.

The following table summarizes the number of options outstanding and exercisable as of September 30, 2021 and December 31, 2020:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2019	711,377	$14.74	2.79	$136,350
Granted	38,803	4.66	—	—
Exercised	—	—	—	—
Forfeited	(36,701)	14.74	—	—
Balance - December 31, 2020	713,479	$14.64	2.18	$13,969
Granted	—	—	—	—
Exercised	(38,803)	—	—	—
Forfeited	(157,332)	11.87	—	—
Balance - September 30, 2021	517,344	$15.35	1.77	$—

Restricted Stock Units

We estimate the grant-date fair values of our RSUs using our Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis.  The following table summarizes the status of the RSUs granted to date as of September 30, 2021:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	September 30, 2021	September 30, 2021	September 30, 2021
March 10, 2016	35,147	27,381	62,528	62,264	—	264
April 11, 2016	—	5,625	5,625	5,108	—	517
March 23, 2017	30,681	32,463	63,144	62,612	—	532
August 29, 2017	—	7,394	7,394	7,394	—	—
January 2, 2018	29,393	—	29,393	29,393	—	—
April 12, 2018	—	29,596	29,596	21,085	6,540	1,971
April 13, 2018	—	14,669	14,669	11,003	3,666	—
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—	—
March 13, 2019	—	24,366	24,366	10,632	10,630	3,104
March 14, 2019	—	23,327	23,327	11,664	11,663	—
May 7, 2019	11,565	—	11,565	11,565	—	—
March 10, 2020	—	287,163	287,163	48,416	237,929	818
December 14, 2020	—	43,260	43,260	—	42,716	544
December 16, 2020	60,084	11,459	71,543	—	71,543	—
April 5, 2021	—	262,830	262,830	—	262,830	—
April 19, 2021	—	22,888	22,888	—	22,888	—
August 11, 2021	26,924	—	26,924	—	26,924	—

Total	216,804	793,353	1,010,157	304,146	697,329	8,682

RSU awards to management vest 25% on the anniversary of the grant date over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. On March 10, 2020, RSUs covering 287,163 shares were issued to members of executive management and other employees of our Company. Between December 14, 2020 and December 16, 2020, RSUs covering 114,803 shares were issued to members of executive management and other employees of our Company, all of which vest 100% on the anniversary of the grant date over a period of one year. Of these, we granted non-employee directors 60,084 RSUs (as well as 38,803 options) on December 16, 2020. In April 2021, RSUs covering 262,830 shares were issued to members of executive management. 50% of these RSUs vest evenly over a period of four years. The remaining 50% vest in full on the third anniversary of the grant date contingent upon the achievement of certain performance metrics. RSUs covering 22,888 shares were also issued to other employees of our Company. These awards vest 25% on the anniversary of the grant date over a period of four years. On August 11, 2021, RSUs covering 26,924 shares were issued to non-employee directors.

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis. Prior to November 7, 2018, RSU awards to non-employee directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vested on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director ended and the recipient or, as the case may be, the recipient’s successor was elected to the board of directors. Accordingly, the RSUs granted to directors on November 7, 2018, vested on May 7, 2019, annual meeting of stockholders. Due to the fact that our Company held our annual meeting of stockholders in May 2019, the vesting period for the RSUs issued on November 7, 2018 was shorter than anticipated. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was determined using a value of $35,000 or one half of the dollar amount of the prior year’s annual grant. The RSUs issued to non-employee directors on May 7, 2019, vested on May 6, 2020. The RSUs issued to non-employee directors on August 11, 2021 will vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the Grant Date or (ii) the date on which the Recipient has served such Recipient’s full term as a Director (December 8, 2021).

For the quarters ended September 30, 2021, and 2020, we recorded compensation expense of $505,000 and $237,000, respectively. For the nine months ended September 30, 2021, and 2020, we recorded compensation expense of $1.29 million and $708,000 respectively. The total unrecognized compensation expense related to the non-vested RSUs was $3.3 million as of September 30, 2021, which we expect to recognize over a weighted average vesting period of 1.81 years.

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

Under the stock repurchase program, as of September 30, 2021, our Company had reacquired a total of 1,792,819 shares of Class A Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). No shares of Class A Common Stock were purchased in the nine months ended September 30, 2021. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30. This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 2, 2022.

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

The components of lease expense were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	15	$37	$79
Interest on lease liabilities	1	2	4	6
Operating lease cost	8,591	8,136	25,151	24,447
Variable lease cost	(2,064)	(1,747)	(4,751)	(2,427)
Total lease cost	$6,540	$6,406	$20,441	$22,105

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$40	$86
Operating cash flows for operating leases	16,666	10,190
Right-of-use assets obtained in exchange for new operating lease liabilities	32,956	179

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Operating leases
Operating lease right-of-use assets	$226,855	$220,503
Operating lease liabilities - current portion	22,976	22,699
Operating lease liabilities - non-current portion	222,918	212,806
Total operating lease liabilities	$245,894	$235,505
Finance leases
Property plant and equipment, gross	374	383
Accumulated depreciation	(299)	(271)
Property plant and equipment, net	$75	$112
Other current liabilities	45	49
Other long-term liabilities	36	69
Total finance lease liabilities	$81	$118

Other information
Weighted-average remaining lease term - finance leases	2	3
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.25%	5.27%
Weighted-average discount rate - operating leases	4.48%	4.71%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2021	$8,015	$13
2022	34,005	43
2023	33,830	28
2024	32,054	—
2025	29,891	—
Thereafter	181,475	—
Total lease payments	$319,270	$84
Less imputed interest	(73,376)	(3)
Total	$245,894	$81

As of September 30, 2021, we have additional operating leases, primarily for cinemas, that have not yet commenced operations of approximately $12.0 million. It is anticipated that these operating leases will commence in 2022 with lease terms of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Components of lease income
Lease payments	$2,230	2,400	$7,601	$6,972
Variable lease payments	273	97	642	(114)
Total lease income	$2,503	$2,497	$8,243	$6,858

The book value of underlying assets under operating leases from owned assets was as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Building and improvements
Gross balance	$139,493	$153,643
Accumulated depreciation	(22,815)	(26,107)
Net Book Value	$116,678	$127,536

The Maturity of our leases were as follows:

jj
(Dollars in thousands)	Operating leases
2021	$1,863
2022	7,088
2023	6,527
2024	5,779
2025	4,774
Thereafter	5,093
Total	$31,124

Note 18 – Hedge Accounting

As of September 30, 2021, and December 31, 2020, our Company held interest rate derivatives in the total notional amount of $8.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	September 30,		December 31,
	2021		2020
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$220	Derivative financial instruments - current portion	$218
	Derivative financial instruments - non-current portion	38	Derivative financial instruments - non-current portion	212
Total derivatives designated as hedging instruments		$258		$430
Total derivatives		$258		$430

We have no derivatives designated as hedging instruments which are in asset positions.

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and nine months ended September 30, 2021 and September 30, 2020, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives			Amount of Loss Recognized in Income on Derivatives
		Quarter Ended September 30, 2021		Nine Months Ended September 30
		2021	2020	2021	2020
Interest rate contracts	Interest expense	$61	60	$181	$140
Total		$61	$60	$181	$140

			Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Interest rate contracts	$4	$60	$9	$282
Total	$4	$60	$9	$282

			Loss Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Interest expense	$61	$60	$181	$141
Total	$61	$60	$181	$141

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

As of September 30, 2021, and December 31, 2020 we had derivative financial liabilities carried and measured at fair value on a recurring basis of $258,000 and $430,000 respectively.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2021
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$215,624	$—	$—	$220,168	$220,168
Subordinated debt	30,129	—	—	20,440	20,440
	$245,753	$—	$—	$240,608	$240,608

		Fair Value Measurement at December 31, 2020
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$254,163	$—	$—	$258,525	$258,525
Subordinated debt	30,796	—	—	20,423	20,423
	$284,959	$—	$—	$278,948	$278,948

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of September 30, 2021 and December 31, 2020.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of September 30, 2021, and December 31, 2020, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2021 and September 30, 2020.

Note 20 – Subsequent Events

On November 2, 2021, we amended our credit agreement with NAB. On November 8, 2021, we amended our credit agreement with the Bank of America. On November 8, 2021, we repaid in full and retired our Bank of America Line of credit.

See Note 11 – Borrowings.

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

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

General COVID-19 Pandemic Updated & Overview

COVID-19 Impact on our Cinema Business

In March 2020, as a result of the COVID-19 pandemic, all of our cinemas in the United States, Australia, and New Zealand were forced to temporarily close by government mandate, ultimately causing an immediate halt to our cinema income. Since the onset of the pandemic, a majority of our cinemas have reopened (most with occupancy restrictions in place). As of the date of this Report, 57 of our 62 global cinema circuit are open: 22 of our 24 cinemas in the United States, all of our 26 cinemas in Australia, and 9 of our 12 cinemas in New Zealand. Of the cinemas that remained closed, two cinemas have been closed since before the onset of the pandemic: one (in Honolulu at the Kahala Mall) for a major renovation and the other (in Courtenay Central, Wellington) to address seismic issues. Pleasingly, all of our Australian cinemas were able to reopen again after the government mandated response to the presence of the COVID-19 Delta variant.

These closures have had a material negative impact on our box office results, cinema attendances and the wider cinema industry in general. Cinemas have, in large part, reopened as the pandemic has abated, but attendances are still below pre-pandemic levels due to a variety of factors, including social distancing requirements, public reticence to participate in group activities, competition from streaming services and until relatively recently, the lack of strong film product. Patrons who have returned are responding well to our expanded food and beverage offerings, as spend per caps continue to strengthen. The industry has, in recent months, experienced a positive shift in box office results with the releases of more traditional blockbuster movies to cinemas, such as Shang-Chi and the Legend of the Ten Rings, Venom: Let there be Carnage and No Time to Die. The performance of these films has provided optimism for the cinema industry.

COVID-19 Impact on our Real Estate Business

Our real estate business has been less impacted, and virtually all of our tenants are currently paying full rents. As of the date of this Report, 96% of our tenants in our Australian and New Zealand real estate businesses are currently open for trading (some with trading restrictions in place). STOMP reopened at our Orpheum Theater in New York on July 20, 2021, and Audible, an Amazon company, continues to license our Minetta Lane Theater in New York, and resumed public performances on October 8, 2021. We began receiving rental income from our Culver City tenant in October 2020, income which did not exist prior to October 2020.

With regard to our 44 Union Square property, COVID-19 has severely constrained leasing activity in Manhattan, and no assurance can be given that we will be able to lease the space on acceptable terms in the near term. Our progress regarding this property is discussed in our Real Estate overview.

As for our other real estate holdings, subject to capital availability and assuming a return to normalcy, we will once again put emphasis on developing and enhancing our Courtenay Central, Cannon Park, and Newmarket ETCs, our Cinemas 1,2,3, property, and our Philadelphia Viaduct properties.

As discussed in Note 6 to the financial statements and below, we monetized certain real estate assets that had maintained their value despite the effects of the COVID-19 pandemic, and which would have required material capital investment to have achieved increases in value.

Management’s Response to the Challenges of COVID-19

In response to lower cash inflows from our cinema businesses, our Company reviewed our real estate portfolio to identify assets that had not been adversely impacted by the pandemic and which would require material capital investment to generate any material increase in value. These asset monetizations are detailed at Note 6 to the financial statements. We have used the proceeds from the sale of these properties to pay down debt, to cover operating expenses, to fund limited capital improvements, and to strengthen our liquidity. At September 30, 2021, we had cash and cash equivalents totaling $90.9 million, compared to $26.8 million at December 31, 2020.

We have been able to maintain most of our assets and keep our key personnel in place as we reopen our cinemas. Generally speaking, our lenders and landlords continue to work with us, and we continue in occupancy in all of our cinemas and have not lost any cinema assets as a result of the COVID-19 pandemic. We continue to be in discussions with our landlords about rent abatements and/or deferrals. We have a variety of landlords, and these discussions are being progressed on a location-by-location basis. Further, our relationships with our film suppliers continue to be strong.

We have taken a number of significant steps to preserve our liquidity, and we will continue to evaluate our operations as the pandemic continues. We modified our business strategy in order to ensure our long-term viability in a way that would not have a dilutive impact on our stockholders, overleverage our Company, or require that we fire sale assets. In arriving at the determination to rely upon the monetization of certain real estate assets to bridge this gap in cinema cashflow (which has in 2021 produced net proceeds to our Company of $139.4 million) and to reduce our need to make capital expenditures, we considered a variety of alternatives, including the issuance of additional common stock and the issuance of high interest rate “junk” debt. We determined that it would be in the best interests of our Company and our stockholders to not dilute equity by issuing stock in the middle of an unprecedented pandemic and to not mortgage our future with high interest rate debt.

In Conclusion

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

We have consistently stated our belief that these two business segments complement one another, as we have used the comparatively consistent pre-COVID-19 cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. Currently, we are relying more upon income from our real estate assets, and the imbedded value in those assets, to support our Company through the COVID-19 crisis. As we continue to navigate the uncertainty and challenges posed by the global COVID-19 pandemic, including the emergence of new variants, we are steadfast in our belief that this two-pronged, diversified international business strategy has supported the strength and long-term viability of our Company.

Key Performance Indicators

A key performance indicator utilized by management is F&B Spend Per Patron (“SPP”). Upgrading our F&B menus at a number of our global cinemas is one of our strategic priorities. We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our F&B operations. While ultimately, the profitability of our F&B operations depends on a variety of factors, including cost of goods sold and labor cost, we think that this calculation is important to show how well we are doing on a top line basis. Due to the COVID-19 pandemic and the temporary closure of our cinema and live theatre operations in the U.S., Australia, and New Zealand for a substantial portion of the year ended December 31, 2020, and partially through the nine months ended September 30, 2021, and due to the lower attendances resulting from social distancing requirements, the lack of new and compelling film product, and the reticence of customers to participate in social gatherings with third parties, management does not currently believe that a discussion of Reading’s key performance indicators will serve as a useful metric for stockholders. Management intends to resume providing a discussion of our key performance indicators in the future.

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

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of September 30, 2021.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	Victoria	8	57	8		Reading Cinemas
	New South Wales	6	44	5	1	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema
	Australia Total	26	202	21	5
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	8	4
GRAND TOTAL		62	510	52	10

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Our cinema revenues consist primarily of admissions, F&B, advertising, gift card purchases, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including film rent expense, operating costs, and occupancy costs. Cinema revenues and expenses fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please see Part I, Item 1 – Our Business of our 2020 Form 10-K. We now present a discussion of recent material developments.

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of September 30, 2021, are as follows:

•Millers Junction, Victoria, Australia: On June 16, 2021, we opened a new state-of-the-art six screen Reading Cinemas at the expanded Millers Junction Village featuring two TITAN LUXE auditoriums with DOLBY ATMOS immersive sound, luxury recliner seating in all auditoriums, and an enhanced F&B offering.

•Jindalee, Queensland, Australia: On December 22, 2020, we opened a new state-of-the-art six screen Reading Cinemas at Jindalee featuring a TITAN LUXE auditorium with DOLBY ATMOS immersive sound, luxury recliner seating in all auditoriums, and an enhanced F&B offering.

Pursuant to an existing agreement, during 2022, we anticipate receiving hand-over from the landlord at South City Square in Brisbane, QLD for the completion of our new eight-screen cinema at South City Square. We anticipate an opening of this QLD cinema by mid-year 2022.

With respect to our agreement to lease for a five-screen cinema in Traralgon (VIC), the landlord, who is a local landowner in Traralgon (VIC), was delayed in his delivery of the base building construction. Following these landlord delays, circumstances related to the COVID-19 pandemic caused further delays in completing the cinema development. We are having ongoing discussions with the landlord about the enforcement of his obligations under agreement to lease and our desire to open the Reading Cinema in Traralgon before the end of 2021.

Cinema Upgrades

As of September 30, 2021, all of the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	62	510
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	16	42
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	28	173
Liquor Licenses (5)	36	n/a

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

(3)Spotlight Service: Our first dine-in cinema concept in the U.S. at Reading Cinemas in Murrieta, California. Six of our 17 auditoriums at this cinema feature waiter service before the movie begins with a full F&B menu, luxury recliner seating, and laser focus on customer service. Our Spotlight service has been temporarily suspended since the initial COVID-19 shutdown.

(4)Upgraded Food & Beverage Menu: Features an elevated F&B menu including a menu of locally inspired and freshly prepared items that go beyond traditional concessions, which we have worked with former Food Network executives to create. The elevated menu also includes beer, wine and/or spirits at most of our locations.

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of September 30, 2021, we have pending applications for additional liquor licenses for eleven cinemas in the U.S.

Our current enhancement projects are:

•Kahala Mall renovation: In late 2019, we commenced the renovation of our Consolidated Theatre at the Kahala Mall in Honolulu. The renovation work was suspended at the end of the first quarter in 2020 as a result of the initial COVID-19 shutdown. When reopened, the theatre will feature recliner seating throughout along with a state-of-the-art kitchen and an elevated F&B menu. This cinema reopened on November 5, 2021, with the opening of the Hawaii International Film Festival. The festival is anticipated to attract thousands of film enthusiasts over its ten-day run.

•Kapolei renovation: During the second quarter of 2021, we commenced the renovation of our Consolidated Theatre in Kapolei, which will feature recliner seating and an elevated F&B menu. We expect to reopen this theatre by the end of the fourth quarter of 2021.

•Luxury seating conversions: We have converted 102 of our 238 U.S. auditoriums to luxury recliner seating. We anticipate that the completion of our Kapolei theatre renovation will account for at least an additional 8 auditoriums converted to luxury recliner seating.

We continue to enhance our proprietary online ticketing and F&B capabilities, improve our contactless experiences, and develop our social media platforms. Our goal is to enhance the convenience and safety of our offerings while promoting guest affinity with our brands.

Cinema Closures

Temporary cinema closures as a result of COVID-19 are discussed below. We have not permanently closed a cinema in the periods presented in this Report.

In January 2019, we temporarily closed our Courtenay Central cinema in Wellington, New Zealand. This temporary closure is related to seismic concerns and is currently ongoing. Our plans for this cinema and our related properties are discussed further in our Real Estate Overview.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development and ownership and rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. As of September 30, 2021, we own the fee interests in both of our live theatres and in 10 of our cinemas (as presented in the preceding table). In addition, we:

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

•owned and operated our administrative operations center building in Culver City and, during the second quarter 2020, entered a multi-year lease with a corporate tenant for the entire second floor;

•owned and operated our headquarters office building in South Melbourne, Australia;

•owned and operated the fee interests in two developed commercial properties in Manhattan improved with live theatres comprising of two stages;

•owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in and improvements constituting Cinemas 1,2,3;

•owned 197-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia; and

•have exercised our option to purchase the improvements and ground lease comprising our cinema, Village East by Angelika, and headquarters building at 189 Second Avenue in Manhattan.

For a breakdown of our real estate assets, made current by our discussion below, please see Part I, Item 1 – Our Business of our 2020 Form 10-K. We now present a discussion of recent material developments.

Strategic Monetizations

United States:

•On March 5, 2021, we monetized our approximately 202-acre raw land holdings in Coachella, California for $11.0 million (recognizing a gain on sale after costs to sell of $6.3 million over our $4.4 million net book value). As a 50% member of Shadow View Land and Farming LLC, the entity that owned the property, our Company received 50% of the sale, being $5.3 million. As raw land, this asset produced no operating income while continuing to generate carrying costs, such as taxes, insurance and maintenance.

•On June 30, 2021, we monetized our Royal George Theatre property in Chicago for $7.1 million. We realized a gain on sale after costs to sell of $5.0 million over our $1.8 million net book value.

Australia:

•On June 9, 2021, we monetized our Auburn/Redyard Center (including the 114,000 square feet of undeveloped land) located in Auburn, New South Wales for $69.6 million (AU$90.0 million). We recognized a gain on sale after costs to sell of $38.7 million (AU$50.1 million) over our $30.2 million (AU$39.1 million) net book value. As part of the transaction, we entered into a lease with the purchaser to continue to operate the cinema at that location.

New Zealand:

•On March 4, 2021, we monetized our two industrial properties adjacent to the Auckland Airport in Manukau/Wiri in New Zealand, representing 70.4 acres, for $56.1 million (NZ $77.2 million). We recognized a gain on sale after costs to sell of $41.0 million (NZ$56.3 million) over our $13.6 million (NZ$18.7 million) net book value. As raw land, this asset produced no operating income while continuing to generate carrying costs, such as taxes, insurance, and maintenance.

•On August 30, 2021, we sold our cinema building and land in Invercargill for $3.8 million (NZ$5.4 million) to the owner of the adjacent property, which is currently undergoing a major redevelopment. This property, not then classified as held for sale, was monetized in a transaction whereby the purchaser leased back the Reading Cinema to our company.

For a more detailed discussion regarding our strategic monetizations, please see Note 6 to the financial statements.

Value-creating Opportunities

The implementation of most of our Company’s real estate development plans have been delayed due to COVID-19 and the need to conserve capital. However, we intend to continue to emphasize the prudent development of our real estate assets as we emerge from the Pandemic.

United States:

•44 Union Square Redevelopment (New York City) – Historically known as Tammany Hall, this building with approximately 73,000 square feet of net rentable area overlooks Manhattan’s Union Square. During the COVID-19 pandemic, New York City shut down non-essential construction and businesses, including construction work at our site. On August 31, 2020, we received a temporary certificate of occupancy for the core and shell of the building, which has been continuously renewed pending construction of tenant improvements.

Our leasing team continues to pursue potential tenants, although no assurances can be given that we will be able to lease the space on acceptable terms in the near term. This building, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece glass dome, brings the future to New York’s fabled past and was awarded in 2020 the ENR New York’s Best Projects awards for Renovation/Restoration and for Safety. In July 2021, 44 Union Square/Tammany Hall was a jury and popular choice winner in the Architecture and Collaboration concept category of the Architizer A+ Awards, the world’s largest awards program for architecture and building products. We believe 44 Union Square is attractive to potential tenants interested in both (i) operating in New York City and (ii) seeking to have greater control over the size and design of their spaces in a post-COVID-19 environment. It is one of a very limited number of “brandable” sites available for lease in New York City and can be delivered immediately upon the execution of leases.

•Sepulveda Office Building (Culver City, U.S.) – On May 27, 2020, we leased on a multi-year basis the entire second floor of our administrative operations building in Culver City, California (approximately 12,000 usable square feet) to WWP Beauty (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. On the date of the lease, possession of the space was turned over to WWP Beauty, which was responsible for building out its space. Straight line rent commenced in May 2020 and cash rent payment began in October 2020.

•Minetta Lane Theatre (New York City, U.S.) – Prior to COVID-19, our theatre was used by Audible, to present plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. Due to COVID-19, no shows were presented between March 2020 and October 8, 2021, the date on which public performances resumed. In late 2019, we completed an initial feasibility study for the potential redevelopment of this asset. We will refocus our efforts on this project at a later date as New York City continues to show signs of recovery from the impacts of the COVID-19 pandemic. In the interim, we renewed our license arrangement with Audible which extends through March 15, 2023, with a one-year option to extend held by Audible.

•Cinemas 1,2,3 Redevelopment (New York City) – Given the expiration of two of our Upper East Side (New York City) cinema leases in 2019, we have determined to continue to operate this location as a cinema for at least the near term. We intend to seek a rezoning of this property to allow us to continue our cinema use as a part of any such redevelopment. However, all other redevelopment activity related to this location has been suspended until we are able to develop a better understanding of the ongoing effects of COVID-19 on our assets and the market.

New Zealand:

•Courtenay Central Redevelopment (Wellington) – Located in the heart of Wellington – New Zealand’s capital city – our Courtenay Central property covers, on a consolidated basis through various subsidiaries, 161,000 square feet of land situated proximate to (i) the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), and (ii) across the street from Takina, the site of the future Wellington Convention and Exhibition Centre (wcec.co.nz), the capital’s first premium conference and exhibition space, which is due to be completed in 2023. Despite the COVID-19 pandemic, construction for this major public project has resumed and plans include the creation of a public concourse linking through to Wakefield Street, which is across the street from our Courtenay Central project.

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

Corporate Matters

Refer to Note 16 - Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Due to the COVID-19 pandemic and its impact on our overall liquidity, our stock repurchase program has and will likely continue to take a lower capital allocation priority for the foreseeable future.

Please refer to our 2020 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2021, and September 30, 2020, respectively:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2021	September 30, 2020	Fav/ (Unfav)	September 30, 2021	September 30, 2020	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$28,751	7,339	>100%	$79,580	$54,866	45%
Real estate	3,177	3,023	5%	9,948	9,928	-%
Inter-segment elimination	(125)	(171)	27%	(386)	(1,953)	80%
Total revenue	31,803	10,191	>100%	89,142	62,841	42%
Operating expense
Cinema exhibition	(29,362)	(15,988)	(84)%	(82,871)	(73,722)	(12)%
Real estate	(2,683)	(1,909)	(41)%	(7,902)	(6,258)	(26)%
Inter-segment elimination	125	171	(27)%	386	1,953	(80)%
Total operating expense	(31,920)	(17,726)	(80)%	(90,387)	(78,027)	(16)%
Depreciation and amortization
Cinema exhibition	(3,555)	(3,845)	8%	(10,801)	(11,388)	5%
Real estate	(1,705)	(1,552)	(10)%	(5,293)	(4,127)	(28)%
Total depreciation and amortization	(5,260)	(5,397)	3%	(16,094)	(15,515)	(4)%
General and administrative expense
Cinema exhibition	(891)	(916)	3%	(6,588)	(3,074)	(>100)%
Real estate	(274)	(406)	33%	(660)	(1,007)	34%
Total general and administrative expense	(1,165)	(1,322)	12%	(7,248)	(4,081)	(78)%
Segment operating income
Cinema exhibition	(5,057)	(13,410)	62%	(20,680)	(33,318)	38%
Real estate	(1,485)	(844)	(76)%	(3,907)	(1,464)	(>100)%
Total segment operating income (loss)	$(6,542)	$(14,254)	54%	$(24,587)	$(34,782)	29%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(300)	(215)	(40)%	(917)	(634)	(45)%
General and administrative expense	(4,109)	(2,906)	(41)%	(11,957)	(11,194)	(7)%
Interest expense, net	(3,068)	(2,379)	(29)%	(10,437)	(6,176)	(69)%
Equity earnings of unconsolidated joint ventures	(75)	(97)	23%	158	(292)	>100%
Gain (loss) on sale of assets	2,559	(1)	>100%	92,345	(1)	>100%
Other income (expense)	440	10	>100%	2,236	(186)	>100%
Income before income taxes	(11,095)	(19,842)	44%	46,841	(53,265)	>100%
Income tax benefit (expense)	895	490	83%	(12,380)	5,070	(>100)%
Net income (loss)	(10,200)	(19,352)	47%	34,461	(48,195)	>100%
Less: net income (loss) attributable to noncontrolling interests	(105)	(124)	15%	2,889	(389)	>100%
Net income (loss) attributable to Reading International, Inc.	$(10,095)	$(19,228)	47%	$31,572	$(47,806)	>100%
Basic earnings (loss) per share	$(0.46)	$(0.88)	48%	$1.45	$(2.20)	>100%

Consolidated and Non-Segment Results:

Third Quarter and Nine Months Net Results

Net loss attributable to RDI for the quarter ended September 30, 2021, decreased by $9.1 million, to a loss of $10.1 million, when compared to the same period in the prior year, and basic LPS decreased by $0.42, to a loss of $0.46 for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020. These improved results are due to the continued roll outs of the COVID-19 vaccine in the U.S., the reopening of a majority of our cinema portfolio, easing of occupancy restrictions since the initial COVID-19 shutdowns, and the successful release of certain tentpole movies from the Hollywood studios during the third quarter of 2021 the gain on the sale of our Invercargill property in August of 2021.

For the nine months ended September 30, 2021, net income attributable to RDI increased by $79.4 million, to $31.6 million, compared to the same period in the prior year. Basic EPS for the nine months ended September 30, 2021, increased by $3.65, to $1.45 compared to the nine months ended September 30, 2020. These increases are largely due to the gain on our strategic monetization of certain assets, as discussed above.

Revenue for the quarter ended September 30, 2021, increased by $21.6 million, to $31.8 million, when compared to the same period in the prior year. This increase was attributable to the majority of our cinemas operating during the third quarter of 2021 compared to the third quarter of 2020. These positive results were further impacted by the release of several tentpole movies from the Hollywood studios in the third quarter of 2021, which collectively led to an increase in attendance compared to the third quarter of 2020.

Revenue for the nine months ended September 30, 2021, increased by $26.3 million, to $89.1 million, when compared to the same period in the prior year. This increase was attributable to the majority of our cinemas operating during the first nine months of 2021, compared to the same period in 2020.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended September 30, 2021, increased by 41%, or $1.2 million, to $4.1 million compared to the quarter ended September 30, 2020. This increase is primarily due to the non-recurring legal settlement of $0.8 million entered in favor of our Company in the James Jr. Cotter derivative litigation by the Nevada Supreme Court during the third quarter of 2020. This increase is also attributable to wage subsidies received in Australia and New Zealand in the third quarter of 2020 that did not occur in the same period for the current year.

Non-segment general and administrative expense for the nine months ended September 30, 2021, increased 7%, or $0.8 million, to $12.0 million compared to the nine months ended September 30, 2020. This increase is primarily due to the non-recurring legal settlement of $0.8 million entered in favor of our Company in the James Jr. Cotter derivative litigation by the Nevada Supreme Court during the third quarter of 2020. This increase is also attributable to wage subsidies received in Australia and New Zealand in the third quarter of 2020 that did not occur in the same period for the current year.

Income Tax Expense

Income tax benefit for the quarter ended September 30, 2021, increased by $0.4 million compared to the equivalent prior-year period. The change between 2021 and 2020 is primarily related to a decrease in valuation allowance in 2021.

Income tax expense for the nine months ended September 30, 2021, increased by $17.5 million compared to the equivalent prior-year period. The change between 2021 and 2020 is primarily related to the increase in pretax income in 2021, partially offset by a decrease in valuation allowance in 2021.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2021, and September 30, 2020, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2021	% of Revenue	September 30, 2020	% of Revenue	September 30, 2021	% of Revenue	September 30, 2020	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$9,278	32%	$329	4%	$18,327	23%	$14,244	26%	>100%	29%
	Food & beverage revenue	6,011	21%	264	4%	11,883	15%	7,322	13%	>100%	62%
	Advertising and other revenue	1,674	6%	214	3%	3,648	5%	3,016	6%	>100%	21%
		$16,963	59%	$807	11%	$33,858	43%	$24,582	45%	>100%	38%
Australia	Admissions revenue	$5,520	19%	$2,877	39%	$22,880	29%	$15,625	28%	92%	46%
	Food & beverage revenue	3,178	11%	1,530	21%	12,063	15%	7,286	13%	>100%	66%
	Advertising and other revenue	658	2%	447	6%	2,677	3%	2,031	4%	47%	32%
		$9,356	32%	$4,854	66%	$37,620	47%	$24,942	45%	93%	51%
New Zealand	Admissions revenue	$1,489	5%	$1,053	14%	$5,108	6%	$3,455	6%	41%	48%
	Food & beverage revenue	793	3%	512	7%	2,539	3%	1,563	3%	55%	62%
	Advertising and other revenue	149	1%	113	2%	455	1%	324	1%	32%	40%
		$2,431	9%	$1,678	23%	$8,102	10%	$5,342	10%	45%	52%

Total revenue		$28,750	100%	$7,339	100%	$79,580	100%	$54,866	100%	>100%	45%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(4,953)	17%	$(189)	3%	$(9,181)	12%	$(7,456)	14%	(>100)%	(23)%
	Food & beverage cost	(1,433)	5%	(173)	2%	(2,844)	3%	(2,180)	3%	(>100)%	(30)%
	Occupancy expense	(4,225)	15%	(6,834)	93%	(16,375)	21%	(20,211)	37%	38%	19%
	Other operating expense	(7,278)	25%	(3,068)	42%	(15,915)	20%	(15,197)	28%	(>100)%	(5)%
		$(17,889)	62%	$(10,264)	140%	$(44,315)	56%	$(45,044)	82%	(74)%	2%
Australia	Film rent and advertising cost	$(2,267)	8%	$(1,121)	15%	$(9,448)	12%	$(6,728)	12%	(>100)%	(40)%
	Food & beverage cost	(728)	3%	(413)	6%	(2,673)	3%	(1,675)	3%	(76)%	(60)%
	Occupancy expense	(2,665)	9%	(932)	12%	(7,504)	9%	(6,619)	12%	(>100)%	(13)%
	Other operating expense	(3,557)	12%	(1,742)	24%	(12,085)	15%	(8,269)	15%	(>100)%	(46)%
		$(9,217)	32%	$(4,208)	57%	$(31,710)	39%	$(23,291)	42%	(>100)%	(36)%
New Zealand	Film rent and advertising cost	$(646)	2%	$(427)	6%	$(2,187)	3%	$(1,528)	3%	(51)%	(43)%
	Food & beverage cost	(162)	1%	(108)	2%	(511)	1%	(328)	1%	(50)%	(56)%
	Occupancy expense	(601)	2%	(362)	5%	(1,376)	2%	(1,436)	2%	(66)%	4%
	Other operating expense	(845)	3%	(619)	8%	(2,772)	3%	(2,094)	4%	(37)%	(32)%
		$(2,254)	8%	$(1,516)	21%	$(6,846)	9%	$(5,386)	10%	(49)%	(27)%

Total operating expense		$(29,360)	102%	$(15,988)	218%	$(82,871)	104%	$(73,721)	134%	(84)%	(12)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,790)	6%	$(1,941)	26%	$(5,438)	7%	$(5,949)	11%	8%	9%
	General and administrative expense	(558)	2%	(661)	9%	(5,687)	7%	(2,228)	4%	16%	(>100)%
		$(2,348)	8%	$(2,602)	35%	$(11,125)	14%	$(8,177)	15%	10%	(36)%
Australia	Depreciation and amortization	$(1,488)	5%	$(1,535)	21%	$(4,443)	6%	$(4,349)	8%	3%	(2)%
	General and administrative expense	(333)	1%	(254)	4%	(901)	1%	(854)	1%	(31)%	(6)%
		$(1,821)	6%	$(1,789)	25%	$(5,344)	7%	$(5,203)	9%	(2)%	(3)%
New Zealand	Depreciation and amortization	$(277)	1%	$(369)	5%	$(919)	1%	$(1,090)	2%	25%	16%
	General and administrative expense	—	0%	(1)	0%	—	0%	8	(0)%	100%	100%
		$(277)	1%	$(370)	5%	$(919)	1%	$(1,082)	2%	25%	15%

Total depreciation, amortization, general and administrative expense		$(4,446)	15%	$(4,761)	65%	$(17,388)	22%	$(14,462)	26%	7%	(20)%
OPERATING INCOME (LOSS) – CINEMA
United States		$(3,274)	(11)%	$(12,059)	(164)%	$(21,582)	(27)%	$(28,640)	(52)%	73%	25%
Australia		(1,682)	(6)%	(1,143)	(16)%	566	1%	(3,552)	(6)%	(47)%	>100%
New Zealand		(100)	(0)%	(208)	(3)%	337	0%	(1,126)	(1)%	52%	>100%
Total Cinema operating income (loss)		$(5,056)	(17)%	$(13,410)	(183)%	$(20,679)	(26)%	$(33,318)	(60)%	62%	38%

Third Quarter and Nine Months Results

Cinema Segment Operating Income/(Loss)

Cinema segment operating loss for the quarter ended September 30, 2021, decreased by $8.4 million, to a loss of $5.1 million when compared to the same period in 2020. This decrease was primarily driven by increased admissions revenue from major films, such as Shang-Chi and the Legend of the Ten Rings, Black Widow, and Jungle Cruise during the quarter ended September 30, 2021. Furthermore, the mass vaccination campaigns in the U.S. eased some of the occupancy restrictions that were in place during the third quarter of 2020.

Cinema segment operating loss for the nine months ended September 30, 2021, decreased by $12.6 million, to a loss of $20.7 million when compared to the same period in 2020. This decrease is primarily driven by the reopening and operating of the majority of our cinemas worldwide during the first nine months of 2021 as a result of vaccination roll outs in the U.S. along with the release of major blockbuster films.

Revenue

Cinema revenue increased by $21.4 million, to $28.8 million for the quarter ended September 30, 2021, compared to the same period in 2020. This increase was due to increased admissions revenue from major tentpole films during the current year period as well as (i) the vaccination roll outs in the U.S., and (ii) the easing of local government restrictions in 2021.

For the nine months ended September 30, 2021, cinema revenue increased by $24.7 million, to $79.6 million compared to the same period in 2020. This increase was due to (i) the majority of our global cinemas reopening and operating in 2021 compared to first and second quarter of 2020, when most of our global cinemas were closed due to the COVID-19 pandemic, (ii) the releases of several tentpole films by major studios, and (iii) the easing of local government restrictions during the first nine months of 2021.

Operating expense

Operating expense for the quarter ended September 30, 2021, increased by $13.4 million, to $29.4 million, due to increased film rent and other operating expenses primarily in the U.S. and Australia, as a result of strong tentpoles. This operating expense increase is also attributable to large savings in external rent abatements received in the third quarter of 2020 as a result of the pandemic, offset by a decrease in occupancy expenses in the U.S. related to abatements received in the third quarter of 2021.

Operating expense for the nine months ended September 30, 2021, increased by $9.2 million, to $82.9 million due to increased film rent and other operating expenses, again, due to the majority of our cinemas now having been reopened and operating.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2021, decreased slightly by $0.3 million, to $4.4 million, compared to the same period in 2020.

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2021, increased by $2.9 million, to $17.4 million, compared to the same period in 2020. This increase is attributable to the reserve established to cover the costs of the settlement of certain California employment wage and hour claims. See Note 14.

Real Estate

The following table details our real estate segment operating results for the quarter and nine months ended September 30, 2021 and September 30, 2020, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2021	% of Revenue	September 30, 2020	% of Revenue	September 30, 2021	% of Revenue	September 30, 2020	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$379	12%	$106	4%	$782	7%	$888	9%	>100%	(12)%
	Property rental income	177	6%	125	4%	447	5%	277	3%	42%	61%
		556	18%	231	8%	1,229	12%	1,165	12%	>100%	5%
Australia	Property rental income	2,391	75%	2,562	85%	8,000	81%	8,050	81%	(7)%	(1)%
New Zealand	Property rental income	230	7%	230	7%	718	7%	713	7%	-%	1%

Total revenue		$3,177	100%	$3,023	100%	$9,947	100%	$9,928	100%	5%	-%
OPERATING EXPENSE
United States	Live theatre cost	$(197)	6%	$(140)	5%	$(374)	4%	$(612)	6%	(41)%	39%
	Property cost	(361)	11%	(127)	3%	(1,007)	10%	(944)	10%	(>100)%	(7)%
	Occupancy expense	(506)	16%	(240)	8%	(1,376)	13%	(561)	5%	(>100)%	(>100)%
		(1,064)	33%	(507)	16%	(2,757)	27%	(2,117)	21%	(>100)%	(30)%
Australia	Property cost	(594)	19%	(653)	22%	(2,041)	21%	(1,733)	17%	9%	(18)%
	Occupancy expense	(527)	16%	(400)	13%	(1,703)	17%	(1,353)	14%	(32)%	(26)%
		(1,121)	35%	(1,053)	35%	(3,744)	38%	(3,086)	31%	(6)%	(21)%
New Zealand	Property cost	(387)	12%	(239)	8%	(1,068)	11%	(738)	7%	(62)%	(45)%
	Occupancy expense	(110)	4%	(111)	4%	(333)	3%	(317)	4%	1%	(5)%
		(497)	16%	(350)	12%	(1,401)	14%	(1,055)	11%	(42)%	(33)%

Total operating expense		$(2,682)	84%	$(1,910)	63%	$(7,902)	79%	$(6,258)	63%	(40)%	(26)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(739)	23%	$(385)	13%	$(2,237)	22%	$(791)	8%	(92)%	(>100)%
	General and administrative expense	(192)	6%	(211)	7%	(495)	5%	(601)	6%	9%	18%
		(931)	29%	(596)	20%	(2,732)	27%	(1,392)	14%	(56)%	(96)%
Australia	Depreciation and amortization	$(724)	23%	$(925)	31%	$(2,310)	23%	$(2,633)	27%	22%	12%
	General and administrative expense	(82)	2%	(187)	6%	(164)	2%	(429)	4%	56%	62%
		(806)	25%	(1,112)	37%	(2,474)	25%	(3,062)	31%	28%	19%
New Zealand	Depreciation and amortization	(242)	8%	(242)	8%	(747)	8%	(703)	7%	-%	(6)%
	General and administrative expense	—	0%	(7)	0%	—	0%	23	(0)%	100%	100%
		(242)	8%	(249)	8%	(747)	8%	(680)	7%	3%	(10)%
Total depreciation, amortization, general and administrative expense		$(1,979)	62%	$(1,957)	65%	$(5,953)	60%	$(5,134)	52%	(1)%	(16)%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(1,439)	(45)%	$(872)	(29)%	$(4,260)	(43)%	$(2,344)	(24)%	(65)%	(82)%
Australia		464	15%	397	13%	1,782	18%	1,902	19%	17%	(6)%
New Zealand		(509)	(16)%	(369)	(12)%	(1,430)	(14)%	(1,022)	(10)%	(38)%	(40)%
Total real estate operating income (loss)		$(1,484)	(46)%	$(844)	(28)%	$(3,908)	(39)%	$(1,464)	(15)%	(76)%	(>100)%

Third Quarter and Nine Months Results

Real Estate Segment Income/(Loss)

Real estate segment operating loss for the quarter ended September 30, 2021, increased by $0.6 million, to a loss of $1.5 million, compared to the same period in 2020. This increase is attributable to (i) increased property costs and occupancy expenses related to our 44 Union Square property, as well as the commencement of depreciation for this property, and (ii) a decrease in property rental income in Australia as a result of the sale of our Auburn/Redyard shopping center during the second quarter of 2021.

Real estate segment operating loss for the nine months ended September 30, 2021, increased by $2.4 million, to a loss of $3.9 million, compared to the same period in 2020. This increase is attributable to (i) the increased operating expenses and the commencement of depreciation for our 44 Union Square property, and (ii) the decision to abate internal rent revenue from some of our fee-interest cinemas. These results were partially offset by rental income received from our Culver City tenant which did not exist until straight line rent commenced in 2020.

Revenue

Real estate revenue for the quarter ended September 30, 2021, increased slightly by $0.2 million, to $3.2 million, compared to the same period in 2020. This increase is attributable to percentage rent earned from various third-party tenants in Australia.

Real estate revenue for the nine months ended September 30, 2021, remained relatively flat at $9.9 million, compared to the same period in 2020.

Operating Expense

Operating expense for the quarter ended September 30, 2021, increased by $0.8 million, to $2.7 million, due to the increased operating costs related to our 44 Union Square property.

Operating expense for the nine months ended September 30, 2021, increased by $1.6 million, to $7.9 million, due to the increased operating costs related to our 44 Union Square property.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the quarter ended September 30, 2021, increased slightly by $0.02 million to $2.0 million, which is attributable to the commencement of depreciation of our 44 Union Square property, offset by savings in depreciation related to the sale of our Auburn/Redyard shopping center, Royal George, and Invercargill properties.

Depreciation, amortization, general and administrative expense for the nine months ended September 30, 2021, increased by $0.8 million, to $6.0 million, which is attributable to the commencement of depreciation of our 44 Union Square property, offset by savings in depreciation related to the sale of our Auburn/Redyard shopping center, Royal George, and Invercargill properties.

LIQUIDITY AND CAPITAL RESOURCES

Our COVID-19 Financing Strategy

Prior to the interruption to our revenues caused by the COVID-19 pandemic, we have used cash generated from operations and other excess cash to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This provided us with availability under our loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we have reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary. In 2020, we completed amending and extending various financing arrangements less than two weeks prior to the COVID-19 government mandated shutdowns, which we believe has helped provide the necessary liquidity to see us through the COVID-19 crisis.

In response to the COVID-19 pandemic, the temporary closure of our cinemas, and the trading restrictions placed on many of our real estate tenants, we had fully drawn-down on all our available operating lines-of-credit by the end of the first quarter of 2020, to provide additional liquidity. In 2021, the monetization of certain real estate assets funded our ability to pay down debt thereby increasing our future availability and, in some places, permanently reducing our loan funding amounts:

•For the first nine months ended September 30, 2021, we paid down $8.4 million on the Bank of America revolving credit facility balance to $42.8 million bringing the total availability to $12.2 million, which can be redrawn under this facility.

•On March 26, 2021, we used a portion of the proceeds from the monetization of our Manukau property to retire the $40.6 million construction loan which, at the time, secured our 44 Union Square property. On May 7, 2021, we closed on a new three-year $55.0 million loan facility for 44 Union Square with Emerald Creek Capital;

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

•On August 30, 2021, we repaid $1.5 million (NZ$2.2 million) to Westpac, which represented a permanent reduction in this facility.

Our bank loans with Bank of America, NAB, and Westpac require that our Company comply with certain covenants. Furthermore, our Company’s use of these loan funds is limited due to limitations on the expatriation of funds from Australia and New Zealand to the United States. We believe that our lenders understand that the current situation, relating to COVID-19, is not of our making, that we are doing everything that can reasonably be done, and that, generally speaking, our relationship with our lenders is good.

As of the date of this report, we negotiated the following with our lenders:

•Westpac waived the requirement to test certain covenants as of September 30, 2021.

•On November 2, 2021, NAB modified our Fixed Charge Cover Ratio and Leverage Ratio covenants, reducing the measurement requirements and in some instances removing the requirement to test.

•On November 8, 2021, and effective in the fourth quarter of 2021, Bank of America replaced all of our covenants with a single liquidity test and converted the line of credit into a term loan with scheduled repayments, maturing on March 6, 2023. We also repaid $2.8 million of the facility on this date.

•On November 8, 2021, we repaid in full and retired our Bank of America line of credit.

Our Company remains focused on the various economic factors affecting us as the markets in which we operate emerge from the worst effects of the COVID-19 pandemic, including financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If our Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed our Company’s borrowing capacity under its available facilities, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling additional assets, or restructuring debt.

For more information about our borrowings, please refer to Note 11 – Borrowings in the Notes to Consolidated Financial Statements.

The changes in cash and cash equivalents for the nine months ended September 30, 2021, and September 30, 2020, respectively, are discussed as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020	% Change
Net cash provided by (used in) operating activities	$(17,760)	$(28,008)	37%
Net cash provided by (used in) investing activities	127,506	(16,550)	>100%
Net cash provided by (used in) financing activities	(40,954)	57,339	(>100)%
Effect of exchange rate changes on cash and cash equivalents	(4,731)	2,859	(>100)%
Increase (decrease) in cash and cash equivalents	$64,061	$15,640	>100%

Operating activities

Cash used in operating activities for the nine months ended September 30, 2021, decreased by $10.2 million, to $17.8 million driven by a $20.9 million increase in net changes in operating assets and liabilities primarily resulting from taxes payable, offset by a decrease in cash inflows from operating activities of $10.6 million.

Investing activities

Cash provided by investing activities during the nine months ended September 30, 2021, increased by $144.1 million, to $127.5 million when compared to the same period in 2020. This increase is primarily attributable to $145.2 million from asset monetizations.

Financing activities

The $41.0 million net cash used in financing activities during the nine months ended September 30, 2021, is primarily due to developments in our debt portfolio as discussed above.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the third quarter ended September 30, 2021, and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	September 30, 2021	2020(1)	2019(1)	2018(1)(3)	2017(1)(2)(3)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$90,887	$26,826	$12,135	$13,127	$13,668
Unused borrowing facility	24,200	15,490	73,920	85,886	137,231
Restricted for capital projects	12,000	9,377	13,952	30,318	62,280
Unrestricted capacity	12,200	6,113	59,968	55,568	74,951
Total resources at period end	115,087	42,316	86,055	99,013	150,899
Total unrestricted resources at period end	103,087	32,939	72,103	68,695	88,619
Debt-to-Equity Ratio
Total contractual facility	$269,953	$300,449	$283,138	$252,929	$271,732
Total debt (gross of deferred financing costs)	245,753	284,959	209,218	167,043	134,501
Current	3,288	42,299	37,380	30,393	8,109
Non-current	242,465	242,660	171,838	136,650	126,392
Finance lease liabilities	81	118	209	—	—
Total book equity	103,573	81,173	139,616	179,979	181,382
Debt-to-equity ratio	2.37	3.51	1.50	0.93	0.74
Changes in Working Capital
Working capital (deficit)(4)	$4,815	$(64,140)	$(84,138)	$(56,047)	$(47,294)
Current ratio	1.05	0.47	0.24	0.35	0.41
Capital Expenditures (including acquisitions)	$11,511	$16,759	$47,722	$56,827	$76,708

(1)This includes the construction facilities specifically negotiated for: 44 Union Square redevelopment project.

(2)Certain 2017 balances included the restatement impact as a result of a prior period financial statement correction of immaterial errors (see Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statement Correction of Immaterial Errors of the 2020 Form 10-K).

(3)See Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statements Correction of Immaterial Errors of the 2020 Form 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

(4)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

At September 30, 2021, our total outstanding borrowings were $245.8 million compared to $285.0 million at December 31, 2020. As of September 30, 2021, we had $90.9 million in cash and cash equivalents compared to $26.8 million at December 31, 2020. At September 30, 2021, our consolidated cash and cash equivalents totaled $90.9 million, which included approximately $8.4 million in our U.S. operations, $59.8 million in our Australian operations, and $22.7 million in our New Zealand operations.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2021:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Debt(1)	$577	$25,032	$138,634	$43,296	$287	$7,798	$215,624
Operating leases, including imputed interest	8,015	34,005	33,830	32,054	29,891	181,475	319,270
Finance leases, including imputed interest	13	43	28	—	—	—	84
Subordinated debt(1)	172	711	747	586	—	27,913	30,129
Pension liability	171	684	684	684	684	1,495	4,402
Estimated interest on debt (2)	2,591	9,739	7,743	2,582	1,476	2,110	26,240
Village East purchase option(3)	—	—	5,900	—	—	—	5,900
Total	$11,539	$70,214	$187,566	$79,201	$32,338	$220,791	$601,649

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

Please refer to Item 3 – Legal Proceedings in our 2020 Form 10-K for more information. There have been no material changes to our litigation since our 2020 Form 10-K, except as set forth in Note 14 – Commitments and Contingencies in the accompanying consolidated financial statements included in this Form 10-Q. This note sets out our litigation accounting policies.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the third quarter and nine months ended September 30, 2021.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the third quarter and nine months ended September 30, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding the closures and reopening of our cinemas and theatres, including our expectations regarding renovations and addition of cinemas; statements we make regarding the expected timing of landlord’s delivery of our new cinemas in Traralgon, Australia and South City Square, Australia; our expected operating results, including the long-term impact of the COVID-19 pandemic and our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the timing of the completions our renovation projects, our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•with respect to our cinema and live theatre operations:

•the adverse impact of the COVID-19 pandemic which resulted in the temporary shutdown of our global cinemas in March 2020, and the adverse effects on our anticipated cinema operations should there be further closings or restrictions mandated should the COVID-19 pandemic conditions become more severe, including with our live theatres in New York City;

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

•the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home cinemas” and competitive film product distribution technology, such as, streaming, cable, satellite broadcast, video on demand platforms, and Blu-ray/DVD rentals and sales;

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

•the ability to negotiate favorable rent abatement, deferral and repayment terms with our landlords (which may include lenders who have foreclosed on the collateral held by our prior landlords);

•disruptions during cinema improvements;

•in the U.S., the impact of the termination and phase-out of the so called “Paramount Decree;”

•the risk of damage and/or disruption of cinema businesses from earthquakes as certain of our operations are in geologically active areas;

•the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies, and the spread of COVID-19;

•additional delays by our landlords in the State of Victoria in the hand-over of cinema space to us which will result in further delays of our planned opening dates; and

•labor shortages and increased labor costs related to such shortages and to increasingly costly labor laws and regulations applicable to part time non-exempt workers.

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

•our ability to renew, extend, renegotiate or replace our loans that mature in 2023 and beyond;

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

•Management and Board distraction, expenses and other effects of the litigation efforts that were mounted by James J. Cotter, Jr. against our Company, which may continue after his death, including efforts by the guardian ad litem in the trust litigation to cause a sale of voting control of our Company;

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

•the increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by cinema and ETC closures;

•our ability to generate significant cash flow from operations if our cinemas and/or ETCs continue to experience demand at levels significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;

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

Currency Risk

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

Our Company transacts business in Australia and New Zealand and are subject to risks associated with fluctuating foreign currency exchange rates. During the third quarter of 2021, the average Australian dollar and New Zealand dollar strengthened against the U.S. dollar by 2.6% and 5.8%, respectively, compared to the same period prior year.

At September 30, 2021, approximately 41% and 6% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $82.5 million in cash and cash equivalents. At December 31, 2020, approximately 39% and 12% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), including approximately $19.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $8.5 million for the nine months ended September 30, 2021. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of September 30, 2021, and December 31, 2020, the balance of cumulative foreign currency translation adjustments were approximately $6.5 million loss and $15.0 million gain, respectively.

Interest Rate Risk

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $379,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the following risk factor was identified:

Spikes in COVID-19. Recent spikes in COVID-19 apparently driven by the Delta variant and newly enacted governmental restrictions in the jurisdictions we operate pose a material risk to our business. Such potential risks may include inflationary pressures, labor disruptions, and supply chain interruptions which will have an adverse effect on our results of operations.

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

Item 5 – Other Information

Item 1.01 Entry into a Material Definitive Agreement

We incorporate by reference the information contained in Note 11 - Borrowings of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this quarterly report relating to the respective amendment to our credit agreement with National Bank Limited and Bank of America. Such description is only a summary of the material provisions of the respective amendment and does not purport to be complete and is qualified in its entirety by reference to the provisions in such amendment, a copy of which is attached to this report as Exhibits 10.1 and 10.2, respectively.

Item 6 – Exhibits

10.1*	Amendment Deed dated November 2, 2021, by and between Reading Entertainment Australia Pty Ltd, as borrower, and National Australia Bank Limited, as bank.
10.2*†	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated August 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

Date: November 9, 2021

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: November 9, 2021

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer