Form 10-K/A
period 2021-12-31
READING INTERNATIONAL INC
filed 2022-05-02
CIK 716634

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

Commission file number: 1-8625

Reading International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3885184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
189 Second Avenue, Suite 2S, New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)

(213) 235-2240

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Class A Nonvoting Common Stock, $0.01 Par Value Class B Voting Common Stock, $0.01 Par Value	RDI RDIB	NASDAQ NASDAQ

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

Large accelerated filer◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ◻
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
Yes ◻ No ☒

As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $124,342,409.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 30, 2022, there were 20,363,234 shares of Class A non-voting common stock, par value $0.01 per share, and 1,680,590 shares of Class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

None.

Company’s Registered Independent Public Accounting Firm

Auditor Name	Auditor Location	Auditor Firm ID
Grant Thornton LLP	Los Angeles, CA	248

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 16, 2022 (the "2021 Form 10-K"). We are filing this Form 10-K/A to include the information required by Items 10 through 14 of Part III that were not included in the 2021 Form 10-K, as we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year ended December 31, 2021, the end of the fiscal year covered by our 2021 Form 10-K.

Our board of directors has not yet set a date for the Company's 2022 Annual Meeting of Stockholders (the "Annual Meeting").

This Form 10-K/A amends and restates in their entirety the cover page, Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the 2021 Form 10-K). Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2021 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2021 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2021 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2021 Form 10-K and our other filings with the SEC.

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

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

In 2021, our Board of Directors (“Board”) was reduced from seven (7) Directors to five (5) Directors. The names of our Directors, together with certain information regarding them, including stock ownership holdings current as of April 30, 2022, are as follows:

Name	Age	Position
Margaret Cotter	54	Chair of the Board and Executive Vice President, Real Estate Management and Development (1)
Ellen M. Cotter	56	Vice-Chair, Chief Executive Officer and President(1)
Guy W. Adams	71	Director(2)(3)(5)(6)
Dr. Judy Codding	77	Director(1)(2)(8)
Douglas J. McEachern	70	Director(3)(4)(7)

(1)Member of the Executive Committee.

(2)Member of the Audit and Conflicts Committee.

(3)Member of the Compensation and Stock Options Committee.

(4)Lead Independent Director.

(5)Lead Technology and Cyber Risk Director.

(6)Chair of the Executive Committee.

(7)Chair of the Audit and Conflicts Committee.

(8)Chair of Compensation and Stock Options Committee.

We currently have an Audit and Conflicts Committee (the "Audit Committee") and a Compensation and Stock Options Committee (the "Compensation Committee"), each composed entirely of Independent Directors. Douglas J. McEachern is our Lead Independent Director. Historically, our Lead Independent Director chairs meetings of the Independent Directors (typically held as a separate part of many of our board meetings) and acts as liaison between our Chair and our Independent Directors. We also currently have a four-member Executive Committee composed of our Chair, Vice-Chair, our Lead Technology and Cyber Risk Director (Guy W. Adams), and Director Dr. Judy Codding. As a consequence of this structure, the concurrence of at least one non-management member of the Executive Committee is required in order for the Executive Committee to take action.

Margaret Cotter. Chair Margaret Cotter joined our Board on September 27, 2002, and currently serves as a member of our Executive Committee. She was elected Chair of our Board on December 8, 2020. Prior to this, Chair Cotter served as the Vice-Chair of our Board from August 7, 2014 to December 7, 2020. On March 10, 2016, our Board appointed Chair Cotter as Executive Vice President, Real Estate Management and Development, at which time Chair Cotter became a full-time employee of our Company. In this position, Chair Cotter is responsible for the daily management of our live theatre properties and operations, including the oversight of the day-to-day development process of our 44 Union Square property and oversight of our other New York and Pennsylvania real estate holdings. Chair Cotter is also a theatrical producer who has produced shows in Chicago and New York and during the period 2004 to 2017, served as a board member of the League of Off-Broadway Theaters and Producers.

Chair Cotter is a former Assistant District Attorney for King's County in Brooklyn, New York, who graduated from Georgetown University and Georgetown University Law Center. She is the sister of Vice-Chair Ellen M. Cotter. Chair Cotter is a Co-Executor of her father's estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of our Class B Stock (representing 25.5% of such outstanding Class B Stock). Chair Cotter is also a Co-Trustee of the James J. Cotter Living Trust (“Cotter Trust”), which is the record owner of 1,243,399 shares of Class A Stock and 696,080 shares of Class B Voting Common Stock (representing an additional 41.4% of such outstanding Class B Stock), the Co-Trustee of the James J. Cotter Foundation (“Cotter Foundation”), which is the record owner of 102,751 shares of Class A Stock, and the Sole Trustee of the James J. Cotter Education Trust #1, which is the record holder of 84,956 shares of Class A Stock and of which her children are the sole beneficiaries. Chair Cotter also holds various positions in her family's agricultural enterprises. She is a director of Cecelia Packing Corporation. In her capacity as the Co-Executor of the Estate of James J. Cotter (“Cotter Estate”), Chair Cotter (together with her sister and Co-Executor, Ellen M. Cotter) holds various positions in various real estate entities that are part of her father’s estate, which include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C. The Cotter Estate’s assets also includes a 50% non-managing member interest in Shadow View Land and Farming, LLC, in which our Company is the 50% managing member. That limited liability company is currently being wound up, having sold its only asset in 2021: certain land in Coachella, California.

Chair Cotter brings to the Board her experience as a live theatre producer, theater operator and an active member of the New York theatre community, giving her insight into live theatre business trends that affect our business in this sector and in New York real estate matters. Operating the daily oversight of our theater properties for over twenty-two (22) years, Chair Cotter contributes to the strategic direction of our developments. In addition, with her direct ownership of 776,926 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father's estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, and the Sole-Trustee of the James J. Cotter Education Trust #1, Chair Cotter is a significant stakeholder in our Company.

Ellen M. Cotter. Vice-Chair Ellen M. Cotter joined our Board on March 13, 2013, and currently serves as a member of our Executive Committee. Vice-Chair Cotter served as Chair of our Board from August 7, 2014 until December 7, 2020. She served as our interim Chief Executive Officer and President from June 12, 2015 until January 8, 2016, when she was appointed our permanent Chief Executive Officer and President. She joined our Company in March 1998.

Vice-Chair Cotter is also a director of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer and marketer). In her capacity as the Co-Executor of the Estate of James J. Cotter, Vice-Chair Cotter (together with her sister and Co-Executor, Margaret Cotter) holds various positions in various real estate entities that are part of her father’s estate, which include, without limitation, acting as the 50% general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C. The Cotter Estate’s assets also include a 50% non-managing member interest in Shadow View Land and Farming, LLC, in which our Company is the 50% managing member. That limited liability company is currently being wound up, having sold its only asset in 2021: certain land in Coachella, California.

Vice-Chair Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown University Law Center. Prior to joining our Company, Vice-Chair Cotter spent four years in private practice as a corporate attorney with the law firm White & Case in New York City. Vice-Chair Cotter is the sister of Chair Margaret Cotter. Prior to being appointed as our Chief Executive Officer and President, Vice-Chair Cotter served for more than ten years as the Chief Operating Officer ("COO") of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States. Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia and New Zealand, working to develop our cinema and real estate assets in those countries. In recognition of her contributions to the independent film industry, Vice-Chair Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards. She was also inducted into the Show East Hall of Fame that same year.

Vice-Chair Cotter is the Co-Executor of her father's estate, which is the record owner of 326,800 shares of Class A Stock and 427,808 shares of Class B Stock (representing 25.5% of such outstanding Class B Stock). Vice-Chair Cotter is a Co-Trustee of the Cotter Foundation, which is the record holder of 102,751 shares of Class A Stock and Co-Trustee of the Cotter Trust, which is the record owner of 1,243,399 shares of Class A Stock and 696,080 shares of Class B Stock (representing an additional 41.4% of such outstanding Class B Stock).

Vice-Chair Cotter brings to our Board more than twenty-four (24) years of experience working in our Company's cinema operations, both in the United States and Australia. She has also served as the Chief Executive Officer of the subsidiary that operates substantially all of our cinemas in Hawaii and California. In addition, with her direct ownership of 821,682 shares of Class A Stock and 50,000 shares of Class B Stock and her positions as Co-Executor of her father's estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, Vice-Chair Cotter is a significant stakeholder in our Company. Vice-Chair Cotter is well recognized in, and a valuable liaison to, the film industry.

Guy W. Adams. Director Guy W. Adams joined our Board on January 14, 2014, and currently serves as the Chair of our Executive Committee and as our Lead Technology and Cyber Risk Director. He is currently the Chairman of Avem Health Partners, Inc., a hospital management company. For more than the past fifteen (15) years, he has been a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC, a fund investing in various publicly traded securities. Over the past twenty (20) years, Director Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor. At these companies, he has held a variety of board positions, including lead director, audit committee chair and compensation committee chair. He has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program. Director Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.

For a few years prior to the passing of Mr. James J. Cotter, Sr. on September 13, 2014, and through a certain period of the administration of the Cotter Estate, Mr. Adams, in his individual capacity, served as an advisor to Mr. James J. Cotter, Sr. providing advisory services to various enterprises now owned by either the Cotter Estate or the Cotter Trust. On September 23, 2021, the Co-Executors of the Cotter Estate and Mr. Adams mutually resolved the outstanding amounts owed to Mr. Adams for such advisory services over a multi-year period for an amount equal to $250,000, which settlement was conditioned on the approval of the Probate Court in Nevada. The Probate Court in Nevada approved such settlement and the $250,000 was paid to Mr. Adams by the Cotter Estate in March 2022. Until 2018, Mr. Adams also provided services to captive insurance companies, owned in equal shares by Chair Cotter, Vice-Chair Cotter, and Mr. James J. Cotter, Jr., that provided insurance for the Cotter family agricultural activities. Mr. Adams received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and his Master of Business Administration from Harvard Graduate School of Business Administration.

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

Dr. Judy Codding. Dr. Judy Codding joined our Board on October 5, 2015, and currently serves as a member of our Audit Committee and Chair of our Compensation Committee. Director Codding is a globally respected education leader. From October 2010 until October 2015, she served as the Managing Director of "The System of Courses," a division of Pearson, PLC (NYSE: PSO), one of the largest education companies in the world that provides educational products and services to institutions, governments and individual learners. Prior to that time, Director Codding served as the Chief Executive Officer and President of America's Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010. America's Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability. Director Codding received a Doctorate in Education from the University of Massachusetts at Amherst, completed postdoctoral work and served as a teaching associate in Education at Harvard University, where she taught graduate-level courses focused on moral leadership. Director Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (since 2011) and the Board of Trustees of Educational Development Center, Inc. (since 2012). Through family entities, Director Codding has been and continues to be involved in the real estate business in Florida and the exploration of mineral, oil and gas rights in Maryland and Kentucky.

Director Codding brings to our Board her experience as an entrepreneur, a chief executive officer, an author, advisor and researcher in the areas of leadership training and decision-making, as well as her experience in the real estate business.

Douglas J. McEachern. Director Douglas J. McEachern joined our Board on May 17, 2012, and currently serves as the Chair of our Audit Committee, a position he has held since August 1, 2012, and as a member of our Compensation Committee. He has served as a member of the board and the audit and compensation committees for Willdan Group, a Nasdaq-listed engineering company, since 2009. From June 2011 until October 2015, Director McEachern was a director of Community Bank in Pasadena, California, and a member of its audit committee. Mr. McEachern served as the Chair of the board of Community Bank from October 2013 until October 2015 and was a member of the finance committee of the Methodist Hospital of Arcadia. From September 2009 to December 2015, Director McEachern served as an instructor of auditing and accountancy at Claremont McKenna College. Mr. McEachern was an audit partner from July 1985 to May 2009 with the audit firm of Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate. Director McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC from June 1983 to July 1985. From June 1976 to June 1983, Mr. McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP). Director McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California.

Director McEachern brings to our Board his more than forty-four (44) years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company. Director McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Meeting Attendance

Our Board of Directors held sixteen (16) meetings in 2021. The Audit Committee held five (5) meetings, the Compensation Committee held six (6) meetings and the Executive Committee did not hold any meetings in 2021. Each Director attended at least 75% of these Board meetings and at least 75% of the above-referenced committee meetings on which he or she served. We encourage, but do not require, our Board members to attend our Annual Meeting. All of our incumbent Directors attended the 2021 Annual Meeting.

Executive Officers

The following table sets forth information regarding our current executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under "Directors."

Name	Age	Title
Gilbert Avanes	48	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	87	President, U.S. Cinemas
S. Craig Tompkins	71	Executive Vice President, General Counsel
Andrzej Matyczynski	69	Executive Vice President, Global Operations
John Goeddel	59	Executive Vice President, Chief Information Officer
Terri Moore	71	Executive Vice President, U.S. Cinema Operations
Steve Lucas	51	Vice President, Chief Accounting Officer and Controller
Mark Douglas	52	Managing Director, Australia and New Zealand

Gilbert Avanes. Mr. Avanes serves as the Executive Vice President, Chief Financial Officer and Treasurer; he was appointed to this position on November 5, 2019. Mr. Avanes has been an employee of and consultant to our Company since August 2007, most recently serving as Interim Chief Financial Officer and Treasurer of our Company, from January 24, 2019 through November 4, 2019. Prior thereto, Mr. Avanes served as our Vice President of Financial Planning and Analysis (January 2016 to January 2019), Senior Director of Financial Planning and Analysis (January 2012 to December 2015), and as a consultant and then Senior Finance Manager (August 2007 to December 2011). Prior to joining Reading, Mr. Avanes served in various finance and accounting roles over the course of a decade at Toronto-Dominion Bank Financial Group located in Toronto, Canada. Mr. Avanes is a Certified Public Accountant (U.S.) and Chartered Professional Accountant (CPA, CGA) (Canada) and has a Master of Business Administration from Laurentian University and a Bachelor of Commerce (Major in Accounting and Minor in Finance) from Ryerson University.

Robert F. Smerling. Mr. Smerling has served as President of our U.S. cinema operations since 1994. He has been involved in the acquisition and/or development of all of our existing domestic cinemas. Prior to joining our Company, Mr. Smerling was the President of Loews Theatres, at that time a wholly owned subsidiary of Sony. While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas. Among Mr. Smerling's accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top five grossing cinemas in the United States. Prior to Mr. Smerling's employment at Loews, he was Vice Chair of USA Cinemas in Boston, and President of Cinemanational Theatres. Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theatre Owners, the principal trade group representing the cinema exhibition industry.

S. Craig Tompkins. Mr. Tompkins has worked in various capacities for our Company and its predecessors for more than the past twenty-nine (29) years. He has served as Vice Chair of our Company and as the President of two of its predecessors public companies, as a consultant and outside counsel and, since 2017, as Executive Vice President and General Counsel. Prior to his employment at our Company, Mr. Tompkins was a partner at Gibson, Dunn & Crutcher. Mr. Tompkins is a principal equity holder in and, between 2007 to 2017, served as the Executive Chair and, since 2017, as the Chair of Marshall & Stevens, Incorporated, a privately held valuation and consulting firm specializing in the valuation of real estate, business enterprises and alternative energy assets. From 1993 to 2006 (when the company went private), Mr. Tompkins served as a director and as the Chair of the Audit Committee of G&L Realty (an NYSE REIT specializing in medical properties), and from 1998 to 2001 (when the bank was sold) as a member of the Board of Directors, of the Compensation Committee, and of the Special Independent Committee of Fidelity Federal Bank, FSB. Mr. Tompkins is also the Chair and Chief Executive Officer of Kirtland Farms, Inc. (a Tompkins family-owned agricultural operation in Southern Oregon). Mr. Tompkins holds a Bachelor of Arts (Magna Cum Laude) from Claremont McKenna College, and a Juris Doctorate (Magna Cum Laude) from the Harvard Law School, where he was on the Board of Student Advisors and served as research assistance to Professor James Casner (then serving as the Reporter to the Restatement of Property 2nd). Following Harvard Law School, Mr. Tompkins served as law clerk to the Honorable Justice Dean Bryson on the Oregon Supreme Court, before joining Gibson, Dunn & Crutcher.

Andrzej J. Matyczynski. Mr. Matyczynski serves as our Executive Vice President, Global Operations, he was appointed to this position on March 10, 2016. From May 11, 2015 until March 10, 2016, Mr. Matyczynski acted as the Strategic Corporate Advisor to the Company, and served as our Chief Financial Officer and Treasurer from November 1999 until May 11, 2015 and as Corporate Secretary from May 10, 2011 to October 20, 2014. Prior to joining our Company, he spent 20 years in various senior roles throughout the world at Beckman Coulter Inc., a U.S. based multi-national corporation. Mr. Matyczynski holds a Master's Degree in Business Administration from the University of Southern California.

John Goeddel. Mr. Goeddel serves as the Executive Vice President, Chief Information Officer; he was appointed to this position on December 8, 2021. Mr. Goeddel has been an employee of our Company since December 2003, most recently serving as

Vice President, Chief Information Officer. Prior thereto, Mr. Goeddel served as our Chief Information Officer (2016), Director of Information Technology (December 2003 to 2016). Prior to joining Reading, Mr. Goeddel served in various information technology and cinema operation roles over the course of 25 years at Decurion located in Beverly Hills, CA. Mr. Goeddel has a Bachelors in Business Administration with an IT concentration from Colorado Technical University.

Terri Moore. Ms. Moore serves as the Executive Vice President, U.S. Cinema Operations; she was appointed to this position on December 8, 2021. Ms. Moore joined the Company in 2001 in New York as Director of Theatre Operations, and in 2008 moved to Los Angeles to become Vice President, U.S. Cinema Operations. Ms. Moore started her career in the motion picture theatre business as an hourly concessions employee in 1968. A year later she joined Pacific Theatres where she held many different executive positions namely general manager, district manager, HR training & development and Special Project Manager for their theatre operations in Warsaw, Poland. Terri lived in Poland for three years and was responsible for the opening of one of Poland’s first modernized cinema circuits.

Steven J. Lucas. Mr. Lucas serves as our Vice President, Controller and Chief Accounting Officer, he was appointed to this position in 2015. From 2011 to 2015, Mr. Lucas worked in our accounting group holding the role of Asia Pacific Controller. Prior to joining our Company, Mr. Lucas worked for Arthur Andersen and EY for more than fifteen (15) years. He is a Chartered Accountant, and has been a member of Chartered Accountants Australia and New Zealand for over twenty-two (22) years. He holds a Bachelor’s Degree in English Literature and History from Victoria University of Wellington, and a Post Graduate Diploma in Accounting from the Graduate School of Business and Government Administration of Victoria University of Wellington.

Mark D. Douglas. Mr. Douglas serves as our Managing Director, Australia and New Zealand, overseeing our international cinema and real estate operations. Mr. Douglas first joined our Company in 1999, and was appointed as Managing Director, Reading Cinemas Australia and New Zealand on July 1, 2018. From 2005 to 2018, Mr. Douglas worked in our Real Estate division holding numerous roles including Director Property Development, Development Manager and General Manager Property. Prior thereto, Mr. Douglas worked in our finance team, moving into the role of National Operations Manager for our cinema division in 2001. Prior to joining our Company, Mr. Douglas worked for Myer Stores, a retail department store chain, in various business management and administration roles. Mr. Douglas earned a Master's Degree in Business Administration from Deakin University, Geelong Victoria and is a registered Certified Practicing Accountant with CPA Australia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and Directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the reports that have been filed by or on behalf of such persons and on the written representations of certain reporting persons, we believe that all of our executive officers and Directors, and greater than 10% beneficial owners, complied with the reporting requirements of Section 16(a) by timely filing all required Section 16(a) forms.

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

The Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously. In addition, we have adopted the "Amended and Restated Whistleblower Policy and Procedures," which establishes a process by which employees may anonymously disclose alleged fraud or violations of accounting, internal accounting controls or auditing matters. The Amended and Restated Whistleblower Policy and Procedures can be found on our website, at https://investor.readingrdi.com/governance/governance-documents/default.aspx.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last disclosed this information.

Audit and Conflicts Committee

The Audit Committee operates pursuant to a Charter adopted by our Board that is available on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx. The Audit Committee reviews, considers, negotiates and approves or disapproves related party transactions (see the discussion in the section entitled "Certain Relationships and Related

Party Transactions" below). In addition, the Audit Committee is responsible for, among other things: (i) reviewing and discussing with management the Company's financial statements, earnings press releases and all internal controls reports, (ii) appointing, compensating and overseeing the work performed by the Company's independent auditors, and (iii) reviewing with the independent auditors the findings of their audits.

Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act), and that Mr. Douglas McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert. Our Audit Committee is currently composed of Directors Douglas McEachern, who serves as Chair, Guy W. Adams and Dr. Judy Codding. The Audit Committee held five (5) meetings during 2021. All members attended at least 75% of such meetings.

Compensation and Stock Options Committee

The Compensation Committee operates pursuant to a Charter adopted by our Board that is available on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx. As a “controlled company”, we are exempt from the Nasdaq Listing Rules requiring the determination of executive compensation solely by independent directors. Notwithstanding such exemption, our Board has established a standing Compensation Committee consisting of three (3) of our Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10C-1(b)(1) of the Exchange Act), and is currently composed of Directors Dr. Judy Codding, who serves as Chair, Guy W. Adams and Mr. Douglas McEachern. For more information on our Compensation Committee, see Item 11 – Executive Compensation – Compensation Discussion and Analysis below. Our Compensation Committee held six (6) meetings during 2021. All members attended at least 75% of such meetings.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

Role and Authority of the Compensation Committee

Background

As a “controlled company,” we are exempt from the requirement under the Nasdaq Listing Rules requiring the determination of executive compensation solely by independent directors. Notwithstanding such exemption, we have established a standing Compensation Committee consisting of three (3) of our Independent Directors. Our Compensation Committee Charter requires our Compensation Committee members to meet the independence rules and regulations of the SEC and the Nasdaq Stock Market.

Our Executive Compensation Philosophy

Our executive compensation philosophy is to: (1) attract and retain talented and dedicated management team members; (2) provide overall compensation as competitive in our industry; (3) correlate annual cash bonuses to the achievement of our business and financial objectives; and (4) provide management team members with appropriate long-term incentives aligned with stockholder value. While we believe that our entire executive compensation package contributes to these goals, the base salaries we offer generally support goals 1 and 2 above, our short-term incentive (“STI”) bonuses generally support goals 1, 2 and 3 above, our long-term incentives (“LTI”) generally support goals 1, 2 and 4 above.

Our Executive Compensation Practices At A Glance

What We Do	What We Do NOT Do

DO pay for performance. Our short-term incentive bonuses – a significant portion of the compensation package provided to our “Named Executive Officers” (“NEOs”) – are tied to meeting our Company and individual performance goals.

NO pledging permitted by Directors or Section 16 officers without prior notice to Compliance Officer and Audit Committee Chair.
DO provide minimum vesting periods for our long-term incentive awards.	NO individual hedging or derivative transactions permitted by directors or Section 16 officers.
DO provide long-term incentive awards that are subject to performance criteria.	NO NEO may engage in puts or calls or engage in short sales in our securities.
DO utilize both time vested and performance linked long-term incentive awards.	NO “single trigger” change in control payments for the benefit of our NEOs.
DO empower the Board to claw back short-term incentive compensation if there is an accounting restatement due to material noncompliance with securities laws.	NO golden parachute tax gross ups.
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

The Compensation Committee Charter is available on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx.

Executive Compensation

This Compensation Discussion and Analysis (“CD&A”) and the executive compensation disclosures below are provided for the individuals who were our NEO for 2021.

Name	Title
Ellen M. Cotter	Chief Executive Officer and President
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer
Margaret Cotter	EVP, Real Estate Management and Development
S. Craig Tompkins	EVP, General Counsel
Robert F. Smerling	President, U.S. Cinemas

_____________________________

1 Under our Compensation Committee Charter, “executive officer” is defined to mean the chief executive officer, president, chief financial officer, general counsel, principal accounting officer, any executive vice president of the Company and any managing director of Reading Entertainment Australia, Pty Ltd and/or Reading New Zealand, Ltd.

Compensation Setting Process: Role of Compensation Consultant2

In the first quarter of 2021, our Compensation Committee set executive compensation for our NEOs for calendar year 2021. This followed consultation with the Committee’s independent compensation consultant, AON, our Chief Executive Officer, and our outside legal counsel. As part of this consideration, our Compensation Committee reviewed our Company’s compensation levels, programs and practices. The Compensation Committee assessed the independence of AON pursuant to SEC rules and the Nasdaq Listing Standards and concluded that AON is independent. AON prepared materials that, among other things, measured our executive compensation against compensation paid by peer group companies, including break downs by the 25th, 50th and 75th percentiles of such peer group companies. The 50th percentile was the median compensation paid by such peer group companies to executives performing similar responsibilities and duties. The summary included base salary, short-term incentive (cash bonus) and long-term incentive (equity awards) of the peer group companies to the base salary, short-term incentive and long-term incentive provided to our executives and management.

For 2021, our Compensation Committee generally compared the compensation levels of our NEOs, including certain information provided by AON and analyzed such data with the compensation levels of executives at the following entities which we refer to as our “peer group”: Acadia Realty Trust, Cedar Realty Trust Inc., Global Eagle Entertainment Inc., IMAX Corporation, Kite Realty Group Trust, The Marcus Corporation, National CineMedia, Pennsylvania Real Estate Investment Trust, Retail Opportunity Investments Corp., Retail Properties of America, RPT Realty, Saul Centers Inc., Urstadt Biddle Properties Inc. and Village Roadshow Ltd. However, our Compensation Committee used this information as just one factor in determining compensation and did not strictly attempt to benchmark our NEOs compensation to a single level as compared to the peer group.

Our Compensation Committee established (i) 2021 annual base salaries at levels that it believed were generally competitive with executives in our peer group (in part based upon certain data prepared by AON and prior years’ reports and analyses for other NEOs), except for the base salary of our CEO and President, which was between the 25th and 50th percentile of our peer group in both 2020 and 2021, (ii) short-term incentive awards in the form of annual cash bonuses, and (iii) long-term incentive awards in the form of time vested restricted stock units (“RSUs”) and performance based restricted stock units (“PRSUs”) that are used as a retention tool and as a means to further align an executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value.2

As will be discussed below, 2021 represented continuation of the unprecedented and evolving year for our Compensation Committee’s approach to executive compensation, which continued to be dramatically impacted by the continuation into 2021 of the COVID-19 pandemic, and the resulting impacts on our business and liquidity. In this regard:

•Our CEO supported and our Compensation Committee concurred that 2021 NEO base salaries and STI opportunities should remain flat in 2021 compared to the prior year, but increased LTI grants by approximately 25%.

•Despite the strong efforts of our NEOs and employees, our Compensation Committee had determined that no STI cash bonuses would be authorized for 2020 performance given early 2021 concerns about liquidity (such STI cash bonuses traditionally would have been payable in the first quarter of 2021).

•Because our Compensation Committee did not authorize the pay-out in the first quarter of 2021 of NEO STI cash bonuses based on 2020 performance, our Compensation Committee authorized consideration of a potential 2021 mid-year partial STI payment based upon our then liquidity status and performance. Any partial payments were to be deducted from the total amount authorized for 2021 STI payments.

•In 2021, all long-term incentives awarded to our NEOs by our Compensation Committee were in RSUs and PRSUs. This approach, first adopted in 2020 in combination with the determination not to issue stock options, was based upon advice of the independent compensation consultant, Willis Towers Watson and affirmed by AON, as representing the trend in other public company compensation.

•Our Compensation Committee concluded that the 2021 PRSU performance metrics would be determined in the discretion of our Compensation Committee. This continued our Compensation Committee’s determination made for 2020 for both our STIs and our PRSUs, since the COVID-19 pandemic had struck causing widespread business interruption, particularly impacting our cinema business during the time that performance metrics were being set.

Our Compensation Committee expects that it will continue to evaluate both executive performance and compensation to maintain our ability to attract and retain highly qualified executives in key positions and to assure that compensation provided to executives remains competitive when compared to the compensation paid to similarly situated executives of companies with whom we compete for executive talent or that we consider comparable to our Company.

_____________________________

2 While this CD&A is focused on our NEOs, the same process described for our NEOs is followed in setting compensation for all our “Executive Officers.”

Role of Chief Executive Officer in Compensation Decisions

At our Compensation Committee’s direction in early 2021, our Chief Executive Officer prepared an executive compensation review for each NEO (other than the Chief Executive Officer), as well as the full executive team, which included recommendations for:

•2021 base salary;

•a proposed mid-year and year-end short-term incentive in the form of a target cash bonus based on liquidity and the achievement of certain objectives; and

•a long-term incentive in the form of RSUs and PRSUs for the year under review.

In the first quarters of 2021 and 2022 and for consideration of potential mid-year STI payments, in July and August of 2021, our Compensation Committee performed annual and mid-year reviews, respectively, of 2021 NEO performance, including consideration of analyses, presentations and extensive dialogues by and with our Chief Executive Officer regarding each element of NEO compensation arrangements.

Stockholder Advisory Vote

As part of its compensation setting process, our Compensation Committee also considers the results of the prior year’s stockholder advisory vote on our executive compensation. Our Compensation Committee believes these voting results provide useful insight as to whether stockholders agree that our Compensation Committee is achieving its goal of designing and administering an executive compensation program that promotes the best interests of our Company and our stockholders by providing our executives with appropriate compensation and meaningful incentives to deliver strong financial performance and increase stockholder value. As part of its 2021 compensation setting process, the Compensation Committee reviewed the results of the 2020 stockholder advisory vote, in which approximately 99.4% of the votes cast on the nonbinding advisory vote were voted in favor of our executive compensation program.

Chief Executive Officer Compensation

For 2021, our Compensation Committee was provided with materials from our compensation consultant, AON. As in prior years, our Compensation Committee interviewed our Chief Executive Officer to obtain a thorough understanding of the factors to be considered in making discretionary decisions to determine our Chief Executive Officer's compensation, including extensive discussions regarding her performance. Our Compensation Committee met in executive sessions without our Chief Executive Officer present to consider the Chief Executive Officer’s compensation, including base salary, cash bonus and equity awards, if any. With the exception of these executive sessions of our Compensation Committee, our Chief Executive Officer participated in most deliberations of our Compensation Committee relating to NEO compensation. However, our Compensation Committee excused our Chief Executive Officer for certain deliberations with respect to the compensation recommended for Executive Vice President, Real Estate and Development, Margaret Cotter, the sister of our Chief Executive Officer, Ellen M. Cotter.

In March 2021, the Compensation Committee found that our Chief Executive Officer, Ms. Cotter, had continued to demonstrate substantial leadership, particularly in light of COVID-19 related challenges. Peer data provided by AON showed that while her 2020 base salary was between the 25th and 50th percentile of the peer group, the lack of bonus payout in 2020 resulted in “lower actual total cash compensation.” The AON report showed that the 25th, 50th and 75th percentiles in the peer group of Chief Executive Officer base salaries were $543,800, $648,400 and $805,400, respectively. Our CEO’s base salary for 2021 was $600,000. However, AON also summarized that “[t]he long-term incentive opportunity at Reading continue to lag the market” and found that our Chief Executive Officer was below the 25th percentile in LTI grants. AON found that the 25th, 50th and 75th percentiles in the peer group of Chief Executive Officer LTI grants were $812,000, $1,252,200, and $1,635,500, respectively. Our Chief Executive Officer’s LTI grant for 2021 was $400,000, again, substantially below the 25th percentile.

As discussed in more detail below under “Short-Term Incentives,” our Chief Executive Officer, like all of our NEOs, received no STI bonus for 2020. Our CEO was granted an STI cash bonus opportunity of $600,000 (based on 100% of her base salary), all of which was awarded to her by our Compensation Committee for 2021 performance.

2021 Base Salaries

Our Compensation Committee reviewed the executive pay summary prepared by AON and other factors and engaged in extensive deliberation and then approved3 the following 2021 base salaries for the following NEOs:

Name	Title	2021 Base Salary
Ellen Cotter	Chief Executive Officer and President	$ 600,000
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer	$ 340,000
Margaret Cotter	EVP, Real Estate Management and Development	$ 450,000
S. Craig Tompkins	EVP, General Counsel	$ 437,750
Robert F. Smerling	President, U.S. Cinemas	$ 412,200

2021 Short-Term Incentives

The STIs authorized by our Compensation Committee provide our NEOs with an opportunity to earn an annual cash bonus, typically based upon the achievement of certain of our Company’s financial goals, division goals and individual goals, recommended by our Chief Executive Officer and approved by our Compensation Committee during the first quarter of the applicable year. Under our Compensation Committee Charter, the compensation payable to our Chief Executive Officer and President, Ellen M. Cotter and our Executive Vice President, Real Estate and Development, Margaret Cotter, must also be approved by our full Board. Participants in the STI program are advised of their annual potential target bonus expressed as a percentage of the participant’s base salary and by dollar amount.

Our Compensation Committee considered whether to pay STI cash bonuses for 2021 NEO at both a mid-year point and after the end of the full year. The mid-year consideration occurred in August 2021 and the full year consideration took place in March 2022. Our Compensation Committee (i) considered the extensive and extraordinary efforts of the Company’s NEOs, other executive officers and employees to maintain the Company’s business considering the extraordinarily negative environmental and business impacts caused by COVID-19 as it continued to impact the Company throughout 2021; (ii) recognized the efforts by the NEOs, other executive officers and the employees and that without such efforts, the Company’s business and future opportunities would have been substantially impaired; and (iii) found that the performance of the NEOs, other executive officers and employees met and exceeded in many cases the performance that would have been required. Additionally, our Compensation Committee considered the unique liquidity challenges faced by the Company caused by COVID-19.

In considering eligibility for 2021 STI cash bonuses, our Compensation Committee:

(i)Reviewed and discussed extensive materials presented summarizing 2021 Company goals and 2021 NEO personal objectives, in each case comparing the same to summaries of 2021 Performance.

(ii)Noted that it was a critical factor for the Company in 2021 that in performance against Company goals, the preservation of Company cash and execution of strategies for the long-term preservation of the Company’s business was critical.

(iii)Considered the CEO’s recommendations using her discretionary recommendations about performance given the overall efforts and performance achieved by the management team during the year

(iv)Conducted a person-by-person review of performance for each NEO and the recommendations from CEO Cotter.

The following table describes 2021 STIs paid to our NEOs – the amounts were paid fifty percent (50%) in August 2021 and fifty percent (50%) in April 2022:

Name	Title	STI Amount
Ellen Cotter	Chief Executive Officer and President	$ 600,000
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer	$ 170,000
Margaret Cotter	EVP, Real Estate Management and Development	$ 157,500
S. Craig Tompkins	EVP, General Counsel	$ 153,212
Robert F. Smerling	President, U.S. Cinemas	$ 144,270

–––––––––––––––––––––––––––––

3 Under our Compensation Committee Charter, any compensation determinations pertaining to Ellen M. Cotter and Margaret Cotter are subject to review and approval by our Board excluding, in each case, the votes of Ellen M. Cotter or Margaret Cotter.

2021 Long-Term Incentives

Long-Term incentives utilized the equity-based plan under our 2020 Stock Incentive Plan (“2020 Stock Plan”) for the grants made in April 2021.

Our Compensation Committee granted both time vested RSUs and performance based PRSUs to our NEOs in 2021. In 2021, as in 2020, our Compensation Committee made the entire long-term incentive award to our NEOs in the form of restricted stock units and performance based restricted stock units.

Our Compensation Committee adopted a mix of time-based RSUs and performance based PRSUs for our NEOs as follows: 50% RSUs and 50% PRSUs to our Chief Executive Officer and 75% RSUs and 25% PRSUs to our other NEOs. Our Compensation Committee, based upon the input of its independent compensation consultant taking into account peer group data, set the amounts of LTI grants based on a percentage of each of the NEOs base salary. RSUs vest ratably over a four (4) year period with 1/4th vesting on each anniversary date of the grant date, and the PRSUs vest on the third anniversary date of the grant date, subject to the achievement of certain performance metrics set by our Compensation Committee.

As was the case with all 2021 executive compensation decisions and as discussed above under “2021 Short Term Incentives,” our Compensation Committee made a number of decisions driven by the unique circumstances presented by the COVID-19 pandemic.

In the first quarter of 2021, our Compensation Committee (i) considered the extensive and extraordinary efforts of the Company’s NEOs, other executive officers and employees to maintain the Company’s business considering the extraordinarily negative environmental and business impacts caused by COVID-19; (ii) recognized the efforts by the NEOs, other executive officers and the employees and that without such efforts, the Company’s business and future opportunities would have been substantially impaired; and (iii) found that the performance of the NEOs, other executive officers and employees met and exceeded in many cases the performance that would have been required. Our Compensation Committee determined that 100% of the performance element for the first year of the three-year performance period for the PRSUs granted in 2020 (the “2020 PRSUs”) had been achieved.

In light of the continuing impacts of Covid-19 and the uncertainty created by the ever-changing business environment, including the lack of certainty on the reopening of our cinemas in the various jurisdictions, our Compensation Committee determined to maintain a discretionary approach with respect to the second of the three-year performance period with respect to the 2020 PRSUs and to defer actual performance metrics for the third year until March 2022. For PRSU grants made in the first quarter of 2021 (the “2021 PRSUs”), our Compensation Committee determined for the first of the three-year performance period, our Compensation Committee would likely rely on its discretion in determining performance and to defer actual performance metrics for the second and third year until March 2022. Our Compensation Committee concluded in the first quarter of 2022, that with respect to the 2021 PRSUs, 100% of the performance element of the first year of the three-year performance period had been achieved and that with respect to the 2020 PRSUs, the second year of the three-year performance period had been achieved.

The following grants were made for 2021 on April 5, 2021:

		April 5, 2021
Name	Title	Dollar Amount of Restricted Stock Units	Dollar Amount of Performance-Based Restricted Stock Units
Ellen M. Cotter	Chief Executive Officer and President	$200,000	$200,000
Gilbert Avanes	EVP, Chief Financial Officer and Treasurer	$146,250	$48,750
Margaret Cotter	EVP, Real Estate Management and Development	$146,250	$48,750
S. Craig Tompkins	EVP, General Counsel	$146,250	$48,750
Robert F. Smerling	President, U.S. Cinemas	$146,250	$48,750

The 2021 LTI awards granted on April 5, 2021, are subject to other terms and conditions set forth in the 2020 Stock Plan and award grants. Individual grants include certain accelerated vesting provisions. In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have not been substituted.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k)-retirement savings plan (our “401(k) Plan”) that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre- and post-tax basis through contributions to the plan. Our NEOs are eligible to participate in our 401(k) Plan on the same terms as other employees that meet the age and service requirements. Currently, we match contributions made by participants in our 401(k) Plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for retirement savings through our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Other Retirement Plans

In March 2016, our Compensation Committee approved a one-time retirement benefit for Robert Smerling, President, U.S. Cinemas, due to his significant long-term service to the Company. The retirement benefit is a single-year benefit in an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the then most recently completed five-year period.

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

Stock Ownership Policy

In April 2017, our Board upon the recommendation of our Compensation Committee, adopted a stock ownership policy for our NEOs and our Directors. Our Board believes that such a policy is a “best practice” and further supports the alignment of interests between our NEOs, Directors and stockholders.

Under our stock ownership policy:

•Our Chief Executive Officer is required to beneficially own Company shares equal to six times her base salary;

•Our other NEOs are required to beneficially own Company shares equal to one time their base salary; and

•Our Directors who are not employees of the Company are required to beneficially own Company shares equal to three times their annual base directors’ fee.

When adopted, our Board approved a five-year period (from the later of the Policy adoption or date of hire or election/appointment, as the case may be) for the affected individuals to comply, so formal compliance was not required until April 2022. Nevertheless, as of December 31, 2021, all of our NEOs and Directors would have been in compliance with the stock ownership policy had it been fully effective. Likewise, as of April 30, 2022, all of our NEOs and Directors were in compliance with this policy.

Under our stock ownership policy, the value to be used to measure compliance includes shares held of record or beneficially owned, together with the value of vested and non-vested options (however, in the case of vested and non-vested options, only the amount representing the difference between the exercise price and the closing price of the Company’s Common Stock on the measurement date is included), of RSUs (including PRSUs) and/or of other applicable equity instruments held by such individual.

Clawback Policy

Any STI cash payment made to our NEOs is subject to forfeiture, recovery by the Company or other action pursuant to any agreement evidencing an incentive or any clawback or recoupment policy which the Company may adopt from time to time, including, without limitation, any such policy which the Company may be required to adopt under the Dodd-Frank Wall Street Reform and Consumer Protection Act or any successor or replacement law, and implementing rules and regulations thereunder, or as otherwise required by law.

Under our 2020 Stock Plan, all LTI’s or shares issued in respect thereof and cash or other proceeds in respect thereof issued to our NEOs are subject to reduction, cancelation, forfeiture and recoupment to the extent necessary to comply applicable law or the listing rules of Nasdaq or other principal stock exchange on which our Common Stock is then listed. In accepting an award under the 2020 Stock Plan, a participant agrees to be bound by any such clawback.

Anti-Put/Call/Short Sale Policy

Our NEOs may not trade in puts or calls or engage in short sales with respect to our Company’s securities.

Anti-Hedging Policy

Our NEOs may not engage in certain hedging transactions with respect to our Company’s securities, such as zero-cost collars, equity swaps, prepaid variable forward contracts and exchange funds.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently composed of Directors Dr. Codding, who serves as Chair, Guy W. Adams and Douglas McEachern. None of the members of the Compensation Committee was, during 2021, an officer or employee of the Company, or formerly an officer of the Company. None of our executive officers currently serves, or during 2021 served, as a member of the board of directors or compensation committee of any entity that has or had one or more executive officers serving as a member of our Board or our Compensation Committee.

There were no transactions during 2021 between the Company and any of the Directors who served as members of the Compensation Committee for any part of 2021 that would require disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

Chief Executive Pay Ratio

As of December 31, 2021, we employed approximately 2,025 persons, including seasonal and part-time employees. The median annual total compensation we estimate below, as well as the resulting ratio of Chief Executive Officer Cotter’s compensation to such estimated median annual total compensation, is reflective of both the seasonal and part-time employees. This ratio was also impacted by the fact that of these employees, 1,052 or 55% were employed in Australia and New Zealand, whose compensation figures were impacted by fluctuating currency exchange rates and prevailing wage rates in those jurisdictions for similar positions. During 2021, the Australian Dollar and New Zealand Dollar strengthened against the U.S. Dollar by 8.9% and 8.8%, respectively.

We selected December 31, 2021 as the determination date for identifying this median employee. Chief Executive Officer Cotter, for the fiscal year 2021 received annual total compensation (including base salary, STI and Long-Term Equity) of $1,602,580. Based on the calculation described below, this median employee’s annual total compensation was $6,361.89 as of December 31, 2021. The median employee works as a Regional Cinema Worker, as a regular employee at one of our cinemas located in Australia. As a result, Chief Executive Officer Cotter’s fiscal 2021 total compensation was approximately 252 times greater than the total compensation of this median employee.

We identified this median employee as of December 31, 2021, by examining the 2021 W-2 (or equivalent) for all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2021, the last day of our payroll year (whether employed on a full-time, part-time, or seasonal basis). For such employees, we did not make any assumptions, adjustments, or estimates with respect to total compensation, and we did not annualize the compensation for any employees that were not employed by us for all of 2021. For employees based and paid overseas, we converted their earnings to U.S. dollars using the average exchange rates between local currency and U.S. dollars.

We calculated the 2021 total annual compensation of the median employee in accordance with the requirements of the executive compensation rules for the Summary Compensation Table (Item 402(c)(2)(x) of Regulation S-K).

Executive Compensation

This section discusses the material components of the compensation program for our executive officers named in the Summary Compensation Table below.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last three fiscal years ended December 31, 2021, to (i) Director Cotter, who has served as our principal executive officer, (ii) Mr. Avanes, who served as our principal financial officer, and (iii) the other three most highly compensated persons who served as executive officers in 2021.

The following executives are herein referred to as our “NEOs.”

	Year	Salary ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Termination Benefit ($)	Total ($)
Ellen M. Cotter Chief Executive Officer and President	2021	600,000	400,000	--	600,000	2,580	(2)	--	1,602,580
	2020	550,000	628,000	--	--	12,358	(2)	--	1,190,358
	2019	551,000	314,000	314,000	--	12,800	(2)	--	1,191,800
Gilbert Avanes EVP, Chief Financial Officer and Treasurer	2021	340,000	195,000	--	170,000	11,600	(2)	--	716,600
	2020	340,000	150,000	--	--	11,400	(2)	--	501,400
	2019	275,000	37,500	37,500	--	14,087	(2)	--	364,087
Margaret Cotter EVP, Real Estate Mgmt & Development	2021	450,000	195,000	--	157,500	12,980	(2)	--	815,480
	2020	431,250	156,000	--	--	12,056	(2)	--	599,306
	2019	400,000	62,000	62,000	--	12,605	(2)	--	536,605
S. Craig Tompkins EVP, General Counsel	2021	437,750	195,000	--	153,212	20,920	(2)	--	806,882
	2020	437,750	156,000	--	--	19,174	(2)	--	612,924
	2019	425,000	62,500	62,500	--	18,250	(2)	--	568,250
Robert F. Smerling President, Domestic Cinema Operations	2021	412,200	195,000	--	144,270	2,220	(2)	--	753,690
	2020	412,200	156,000	--	--	7,971	(2)	--	576,171
	2019	400,200	62,500	62,500	--	7,215	(2)	--	532,415

(1)Stock awards granted as a component of the 2021, 2020 and 2019 annual incentive awards are reported in this column as 2021, 2020 and 2019 compensation, respectively, to reflect the applicable service period for such awards. Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are discussed in Notes 15 to our consolidated financial statements. For a discussion of the material terms of each outstanding stock award, see “Compensation Discussion and Analysis – Long-Term Incentives” and the table below entitled “Outstanding Equity Awards at Year Ended December 31, 2021.”

(2)Includes our matching employer contributions under our 401(k) Plan and dollar value of the key person life insurance premium.

Grants of Plan-Based Awards

The following table contains information concerning (i) potential payments under the Company’s compensatory arrangements when performance criteria under such arrangements were established by our Compensation Committee in the first quarter of 2020 (actual payouts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table) and (ii) stock awards granted to our NEOs for the year ended December 31, 2021:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Option Awards; Number of Securities Underlying (#)	Exercise or Base Price of Option Award ($/share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ellen M. Cotter	Short-term Incentive PRSU RSU	4/5/2021 4/5/2021	275,000	551,000	826,000	NA	NA	NA	31,056 31,056	--	--	400,000
Gilbert Avanes	Short-term Incentive PRSU RSU	4/5/2021 4/5/2021	68,750	137,500	206,250	NA	NA	NA	7,570 22,710	--	--	195,000
Margaret Cotter	Short-term Incentive PRSU RSU	4/5/2021 4/5/2021	70,000	140,000	210,000	NA	NA	NA	7,570 22,710	--	--	195,000
S. Craig Tompkins	Short-term Incentive PRSU RSU	4/5/2021 4/5/2021	63,750	127,500	191,250	NA	NA	NA	7,570 22,710	--	--	195,000
Robert F. Smerling	Short-term Incentive PRSU RSU	4/5/2021 4/5/2021	70,035	140,070	210,105	NA	NA	NA	7,570 22,710	--	--	195,000

2020 Stock Incentive Plan

On November 4, 2020, our Board adopted the Reading International, Inc. 2020 Stock Plan, and recommended that the adoption of the 2020 Stock Plan be approved by our stockholders as required under listing rules of The Nasdaq Capital Market on which our shares are listed for trading. The terms of the 2020 Stock Plan are substantially similar to the terms of the 2010 Stock Incentive Plan (“2010 Stock Plan”), as amended by the following amendments: (i) Amendment to the 2010 Stock Plan effective May 19, 2011; (ii) First Amendment to the 2010 Stock Plan effective March 10, 2016; (iii) Second Amendment to the 2010 Stock Plan effective as of April 26, 2017; and (iv) amendment to the 2010 Stock Plan effective as of November 7, 2017. The 2020 Stock Plan initially authorizes an aggregate of 1,250,000 shares of Class A Stock and 200,000 shares of Class B Stock for issuance under the plan, subject to adjustment. The 1,250,000 shares of Class A Stock and 200,000 shares of Class B Stock are in line with the amount of shares of Class A Stock and Class B Stock, respectively, that were authorized under the 2010 Stock Plan. In addition, to the extent any awards outstanding under the 2010 Stock Plan as of November 3, 2020 are subsequently forfeited or any related shares are repurchased, a corresponding number of shares are automatically returned for issuance under the 2020 Stock Plan, thus resulting in an increase in the number of shares available for issuance under the 2020 Stock Plan (up to an additional 42,589 shares of Class A Stock). As of April 30, 2022, 307,382 shares had been returned for issuance under the 2020 Stock Plan for a total of 1,043,707 shares available for issuance as of that date.

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

For a more detailed summary of our 2020 Stock Plan, and for a copy of the entire 2020 Stock Plan, see our “SEC Schedule 14A, Proxy Statement, filed with the SEC on November 6, 2020.

Outstanding Equity Awards

The following table sets forth outstanding equity awards held by our NEOs as of April 29, 2022 under the 2010 Stock Incentive Plan and 2020 Stock Incentive Plan:

	Stock Options						Restricted Stock Units
Name	Class	No. of Shares Underlying Unexercised Options Exercisable	No. of Shares Underlying Unexercised Options Unexercisable	No. Of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	No. of Unearned Common Shares That Have Not Vested	Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	47,493	--	--	$16.36	4/12/2023	--	--	--	--
	A	67,094	22,365 (2)	--	$16.14	3/14/2024	--	--	--	--
	A	--	--	--	--	--	4,863 (2)	$19,403	--	--
	A	--	--	--	--	--	25,674 (2)	$102,439	--	--
	A	--	--	--	--	--	51,349 (2)	$204,883	--	--
	A	--	--	--	--	--	23,292 (2)	$92,935	--	--
	A	--	--	--	--	--	31,056 (2)	$123,913	--	--
	A	--	--	--	--	--	47,962 (2)	$191,368	--	--
	A	--	--	--	--	--	47,961 (2)	$191,364	--	--
Gilbert	A	3,609	--	--	$16.44	4/11/2023	--	--	--	--
Avanes	A	8,036	2,679 (3)	--	$16.11	3/13/2024	--	--	--	--
	A	--	--	--	--	--	582 (3)	$2,322	--	--
	A	--	--	--	--	--	9,198 (3)	$36,700	--	--
	A	--	--	--	--	--	6,132 (3)	$24,467	--	--
	A	--	--	--	--		17,032 (3)	$67,958
	A						7,570 (3)	$30,204
	A						35,072 (3)	$139,937
	A	--	--	--	--	--	11,691 (3)	$46,647	--	--
Margaret Cotter	A	15,831	--	--	$16.36	4/12/2023	--	--	--	--
	A	13,355	4,451 (4)	--	$16.14	3/14/2024	--	--	--	--
	A	--	--	--	--	--	--	--	--	--
	A	--	--	--	--	--	968 (4)	$3,862	--	--
	A	--	--	--	--	--	9,566 (4)	$38,168	--	--
	A	--	--	--	--	--	6,377 (4)	$25,444
	A	--	--	--	--	--	17,032 (4)	$67,958
	A	--	--	--	--	--	7,570 (4)	$30,204	--	--
	A	--	--	--	--	--	35,072 (4)	$139,937
	A	--	--	--	--	--	11,691 (4)	$46,647
S. Craig Tompkins	A	19,921	--	--	$15.68	8/28/2022	--	--	--	--
	A	15,748	--	--	$16.44	4/11/2023	--	--	--	--
	A	13,393	4,464 (5)	--	$16.11	3/13/2024	--	--	--	--
	A	--	--	--	--	--	970 (5)	$3,870	--	--
	A	--	--	--	--	--	9,566 (5)	$38,168	--	--
	A	--	--	--	--	--	6,377 (5)	$25,444	--	--
	A	--	--	--	--	--	17,032 (5)	$67,958	--	--

	A	--	--	--	--	--	7,570 (5)	$30,204	--	--
	A	--	--	--	--	--	35,072 (5)	$139,937	--	--
	A	--	--	--	--	--	11,691 (5)	$46,647	--	--
Robert F.	A	15,748	--	--	$16.44	4/11/2023	--	--	--	--
Smerling	A	13,393	4,464 (6)	--	$16.11	3/13/2024	--	--	--	--
	A	--	--	--	--	--	--	--	--	--
	A	--	--	--	--	--	970 (6)	$3,870	--	--
	A	--	--	--	--	--	9,566 (6)	$38,168	--	--
	A	--	--	--	--	--	6,377 (6)	$25,444	--	--
	A	--	--	--	--	--	17,032 (6)	$67,958	--	--
	A	--	--	--	--	--	7,570 (6)	$30,204	--	--
	A	--	--	--	--	--	35,072 (6)	$139,937	--	--
	A	--	--	--	--	--	11,691 (6)	$46,647	--	--

(1)Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of April 29,2022 or $3.99.

(2)22,365 stock options will vest on March 14, 2023;

4,863 units of RSUs will vest on March 14, 2023;

12,837 units of RSUs will vest on March 10, 2023, and March 10, 2024;

51,349 units of PRSUs will vest on March 10, 2023;

7,764 units of RSUs will vest on April 5, 2023, April 5, 2024,and April 5, 2025;

31,056 units of PRSUs will vest on April 5, 2024;

47,962 units of RSUs will vest on April 18, 2023, April 18, 2024, April 18, 2025 and April 18, 2026; and

47,961 units of PRSUs will vest on April 18, 2025.

(3)2,679 stock options will vest on March 13, 2023

582 units of RSUs will vest on March 13, 2023;

4,599 units of RSUs will vest on March 10, 2023 and March 10, 2024;

6,132 units of PRSUs will vest on March 10, 2023;

5,678 units of RSUs will vest on April 5, 2023. 5,677 units will vest on April 5, 2024 and April 5, 2025;

7,570 units of PRSUs will vest on April 5, 2024;

35,072 units of RSUs will vest on April 18, 2023, April 18, 2024, April 18, 2025; and April 18, 2026; and

11,691 units of PRSUs will vest on April 18, 2025.

(4)4,451 stock options will vest on March 14, 2023;

968 units of RSUs will vest on March 14, 2023;

4,783 units of RSUs will vest on March 10, 2023 and March 10, 2024;

6,377 units of PRSUs will vest on March 10, 2023;

5,678 units of RSUs will vest on April 5, 2023. 5,677 units will vest on April 5, 2024 and April 5, 2025;

7,570 units of PRSUs will vest on April 5, 2024;

35,072 units of RSUs will vest on April 18, 2023, April 18, 2024, April 18, 2025; and April 26, 2026; and

11,691 units of PRSUs will vest on April 18, 2025.

(5)4,464 stock options will vest on March 13, 2023;

970 units of RSUs will vest on March 13, 2023;

4,783 units of RSUs will vest on March 10, 2023 and March 10, 2024;

6,377 units of PRSUs will vest on March 10, 2023;

5,678 units of RSUs will vest on April 5, 2023. 5,677 units will vest on April 5, 2024 and April 5, 2025;

7,570 units of PRSUs will vest on April 5, 2024;

35,072 units of RSUs will vest on April 18, 2023, April 18, 2024, April 18, 2025; and April 26, 2026; and

11,691 units of PRSUs will vest on April 18, 2025.

(6)4,464 stock options will vest on March 13, 2023;

970 units of RSUs will vest on March 13, 2023;

4,783 units of RSUs will vest on March 10, 2023 and March 10, 2024;

6,377 units of PRSUs will vest on March 10, 2023;

5,678 units of RSUs will vest on April 5, 2023. 5,677 units will vest on April 5, 2024 and April 5, 2025;

7,570 units of PRSUs will vest on April 5, 2024;

35,072 units of RSUs will vest on April 18, 2023, April 18, 2024, April 18, 2025; and April 26, 2026; and

11,691 units of PRSUs will vest on April 18, 2025.

Option Exercises and Stock Vested

The following table contains information for our NEOs concerning the option awards that were exercised and stock awards that vested during the year ended December 31, 2021. “Value Realized on Vesting” is based on the average of the high and low trading price on the day of such vesting:

		Option Awards		Stock Awards
Name	Class	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Ellen M. Cotter	A	--	--	29,707	192,717
Gilbert Avanes	A	--	--	10,864	63,487
Margaret Cotter	A	--	--	12,629	75,802
S. Craig Tompkins	A	--	--	12,863	76,952
Robert F. Smerling	A	--	--	12,863	76,952

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our NEOs in connection with certain termination events, including a termination related to a change of control of the Company, as of December 31, 2021:

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

Except as described above, no other NEOs currently have employment agreements or other arrangements providing benefits upon termination or a change of control. The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2021, assuming the transaction took place on December 31, 2021, at a price equal to the closing price of the Class A stock, which was of $3.98.

Name	Payable upon Termination without Cause ($)				Payable in Certain Circumstances upon Termination in Connection with a Change in Control ($)			Payable upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards(1)	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options(1)	Benefits Payable under Retirement Plans
Ellen M. Cotter	--	--	--	--	--	937,914	--	--
Gilbert Avanes	--	--	--	--	--	352,599	--	--
Margaret Cotter	--	--	--	--	--	356,635	--	--
S. Craig Tompkins	--	--	--	--	--	356,643	--	330,561 (2)
Robert F. Smerling	--	--	--	--	--	356,643	--	483,538 (3)

(1)Reflects the amount calculated by multiplying the number of unvested options and restricted shares by the closing price of our Common Stock as of December 31, 2021 or $4.04. Accelerated vesting is triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have been substituted.

(2)Tompkins’s one-time retirement benefit is a single-year payment based on the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Tompkins in the most recently completed five-year period, reduced by the retirement benefit paid to Mr. Tompkins from the Craig Corporation Key Personnel Retirement Plan in the amount of $197,060. The figure quoted in the table represents the average of total compensation paid for years 2017 and 2018.

(3)Mr. Smerling’s one-time retirement benefit is a single-year payment based on the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Smerling in the most recently completed five-year period. The figure quoted in the table represents the average of total compensation paid for years 2018 and 2021.

Employment Agreements

As of December 31, 2021, our NEOs had no employment agreements in place.

Compensation of Directors

During 2021, we paid our non-employee Directors a combination of (a) base annual cash fees for service as Directors; (b) base and special fees for service as members of standing and special committees; (c) base cash fees for service as Chairpersons of committees and (d) equity compensation for service as Directors in the form of restricted stock units and stock options, each of which are set forth in more detail below in the “Director Compensation Table.”

Director Compensation Table

The following table sets forth information concerning the compensation paid to Directors in 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation($)	Total ($)
Guy W. Adams	84,844(5)	105,000(2)	--	189,844
Dr. Judy Codding	75,000(6)	105,000(2)	--	180,000
Edward L. Kane (3)	61,923(7)	--	--	61,923
Douglas J. McEachern	85,313(8)	105,000(2)	--	190,313
Michael Wrotniak (4)	82,031(9)	35,000(2)	--	117,031

(1)Fair value of the award computed in accordance with FASB ASC Topic 718. Awards were either PRSUs or RSUs

(2)The following table sets forth the number of RSUs granted on August 11, 2021 and December 8, 2021. The RSUs vested on December 8, 2021 and will vest on December 7, 2022, respectively. These RSUs each represent one share of Class A Common Stock.

Guy W. Adams	23,048
Dr. Judy Codding	23,048
Douglas McEachern	23,048
Michael Wrotniak	6,731

(3)Mr. Kane retired from our Board effective May 19, 2021.

(4)Mr. Wrotniak concluded his term on our Board on December 8, 2021.

(5)Represents payment of Base Director Fee of $50,000, prorated Executive Committee Chair Fee of $18,750, Lead Technology and Cyber Risk Director Fee of $15,000, prorated Audit Committee Member Fee of $625 and prorated Compensation Committee Member Fee of $469.

(6)Represents payment of Base Director Fee of $50,000, Audit Committee Member Fee of $10,000, prorated Compensation Committee Member Fee of $7,031, prorated Compensation Committee Chair Fee of $938, and prorated Special Independent Committee Member Fee of $7,031.

(7)Represents payment of prorated Base Director Fee of $19,230, prorated Executive Committee Member Fee of $4,808, prorated Vice-Chair Director Fee of $2,885 and a one-time retirement payment of $35,000.

(8)Represents payment of Base Director Fee of $50,000, Audit Committee Chair Fee of $20,000, Compensation Committee member Fee of $7,500, prorated Special Independent Committee Member Fee of $7,031 and prorated Lead Independent Director Fee of $781.

(9)Represents payment of prorated Base Director Fee of $46,875, Audit Committee Member Fee of $10,000, Compensation Committee Chair Fee of $12,813, and pro-rated Lead Independent Director Fee of $12,344.

2021 Outside Director Compensation

Our Board requested our Compensation Committee to evaluate the Company's compensation policy for outside directors and to establish a plan that encompasses sound corporate practices consistent with the best interests of our Company. Our Compensation Committee periodically reviews, evaluates, revises and recommends the adoption of new compensation arrangements for executive and management officers and outside directors of our Company. In such matters, the Compensation Committee retained the international compensation consulting firms of Willis Towers Watson up until 2019 and AON since 2020 as its advisors in this process and also relied on our outside legal counsel, Greenberg Traurig, LLP.

After input was received, reviewed, discussed and considered by our Compensation Committee in 2020, including peer group data compiled by AON regarding the base fee and equity awards for Directors, our Compensation Committee recommended and our Board authorized that the following compensation for our non-employee directors for 2021 through the director terms that ended on December 8, 2021, the date of our 2021 Annual Meeting:

•The Board Base Director fee was $50,000.

•The Vice-Chair Director fee was $12,500.

•The committee Chair retainers were $20,000 for our Audit Committee and our Executive Committee and $15,000 for our Compensation Committee.

•The committee member fees were $7,500 for our Audit Committee, Executive Committee and our Compensation Committee.

•The Lead Independent Director fee was $12,500.

•The Lead Technology and Cyber Risk Director fee was $15,000.

In support of our Company’s liquidity management efforts, each of our outside directors deferred receipt of their first quarter 2021 base director fees and committee retainers until the second quarter 2022.

Upon the election of our Board on December 8, 2021, and after input was received, reviewed, discussed and considered by our Compensation Committee, including prior peer group data compiled by AON regarding the base fee and equity awards for Directors and taking into account, among other things, our efforts to reduce cash expenses and consolidation of workloads in light of the reduction in our Board from seven to five directors, our Compensation Committee recommended and our Board authorized the following annual compensation for the Board and each Committee for the terms commencing December 8, 2021:

•The same base directors fee.

•Elimination of the Vice-Chair fee since Ellen Cotter was appointed to the role.

•Committee Chair retainers remained the same for our Audit Committee, were increased to $22,500 for our Compensation Committee, and eliminated for our Executive Committee chair.

•The committee member fees were increased to $10,000 for our Audit Committee, eliminated and replaced with a per meeting fee for our Executive Committee and kept the same for our Compensation Committee.

•The Lead Independent Director fee was reduced to $5,000.

•The Lead Technology and Cyber Risk Director fee was kept the same.

Our Compensation Committee periodically reevaluates Board compensation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 401(b) of Regulation S-K and based on such review and discussions, has recommended to our Board that the foregoing “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Respectfully submitted, Dr. Judy Codding, Chair Guy Adams Douglas McEachern

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

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	384,189(2)	15.38	--
Restricted Stock Units	--	--	1,427,600(3)
Total	384,189	15.38	1,427,600

(1)Our 2010 Stock Plan and 2020 Stock Plan.

(2)Represents outstanding stock option awards only.

(3)Our 2020 Stock Plan permits the awards of incentive stock options, nonstatutory stock options, stock bonuses, rights to acquire restricted stock, stock appreciation rights (“SARs”) and RSUs. The total number reflected here relates to all types of these awards, even though at the present time, our Compensation Committee is only awarding RSUs and PRSUs. That can change in the discretion of our Compensation Committee or our Board.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the beneficial ownership information with respect to certain of our shares on April 30, 2022 by:

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

Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEOs
Margaret Cotter (2)(7)	2,564,018	12.6%	1,158,988	69.0%
Ellen M. Cotter (3)(7)	2,609,219	12.7%	1,173,888	69.8%
Guy W. Adams	37,270	*	--	--
Dr. Judy Codding	21,752	*	--	--
Douglas J. McEachern	50,570	*	1,000	*
Gilbert Avanes (4)	36,726	*	--	--
Robert F. Smerling (5)	56,334	*	--	--
S. Craig Tompkins (6)	115,106	*	--	--

Greater than 5% Stockholders
James J. Cotter Living Trust (7) 2818 Dumfries Road Los Angeles, CA 90064	1,243,399	6.1%	696,080	41.4%
Estate of James J. Cotter, Sr. (Deceased) (7) 2818 Dumfries Road Los Angeles, CA 90064	326,800	*	427,808	25.5%
Mark Cuban (8) 2931 Elm Street Dallas, Texas 75226	--	*	210,550	12.5%
GAMCO (9) One Corporate Center Rye, New York 10580	--	*	84,530	5.03%
All Directors and executive officers as a group (13 persons) (10)	4,014,349	19.4%	1,209,988	72.0%

(1)Percentage ownership is determined based on 20,363,234 shares of Class A Stock and 1,680,590 shares of Class B Stock outstanding as of April 30, 2022. Beneficial ownership has been determined in accordance with SEC rules. Shares subject to options, RSUs or PRSUs that are currently exercisable or that have vested, or that will become exercisable or have vested within 60 days, following the date as of which this information is provided, are deemed to be beneficially owned by the person holding the options, RSUs or PRSUs and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Stock shown includes 29,186 shares subject to stock options as well as 776,926 shares held directly. The Class A Stock shown also includes 84,956 shares held by the James J. Cotter Education Trust #1. Margaret Cotter is sole Trustee of the James J. Cotter Education Trust #1 and, as such, is deemed to beneficially own such shares. The Class A Stock shown includes 326,800 shares of Class A Stock that are part of the Cotter Estate. As Co-Executor of the Cotter Estate, Ms. Cotter is deemed to beneficially own such shares. The shares of Class A Stock shown includes 1,243,399 shares held by the Cotter Living Trust. See footnote 7 to this table for information regarding beneficial ownership of the shares held by the Living Trust. As Co-Trustees of the Living Trust, Ellen M. Cotter and Margaret Cotter are deemed to beneficially own such shares. The Class B Stock shown includes 35,100 shares held directly. Together, Margaret Cotter and Ellen M. Cotter directly and beneficially own 1,208,988 shares of Class B Stock, or 71.9% of the outstanding Class B Stock. The Class A Stock showing also includes 102,751 shares held by the Cotter Foundation, of which Ellen M. Cotter, Margaret Cotter, are Co-Trustees. Margaret Cotter disclaims beneficial ownership of the shares held by the James J. Cotter Education Trust #1, the Cotter Foundation, the Cotter Estate and the Cotter Trust, except to the extent of her pecuniary interest, if any, in such shares.

(3)The Class A Stock shown includes 114,587 shares subject to stock options as well as 821,682 shares held directly. The Class A Stock shown also includes 102,751 shares held by the Cotter Foundation. Ellen M. Cotter is a Co-trustee of the Cotter Foundation and, as such, is deemed to beneficially own such shares. The Class

A Stock shown also includes 326,800 shares that are part of the Cotter Estate. As Co-Executor of the Cotter Estate, Ellen M. Cotter would be deemed to beneficially own such shares. The shares of Class A Stock shown also include 1,243,399 shares held by the Cotter Living Trust. See footnote 7 to this table for information regarding beneficial ownership of the shares held by the Cotter Living Trust. As Co-Trustees of the Cotter Living Trust, Ellen M. Cotter and Margaret Cotter are deemed to beneficially own such shares. The Class B Stock shown includes 50,000 shares held directly. Together Ellen M. Cotter and Margaret Cotter directly and beneficially own 1,208,988 shares of Class B Stock, or 71.9% of the outstanding Class B Stock. Ellen M. Cotter disclaims beneficial ownership of the shares held by the Cotter Foundation, the Cotter Estate and the Cotter Trust, except to the extent of her pecuniary interest, if any, in such shares.

(4)The Class A Stock shown includes 11,645 shares subject to stock options.

(5)The Class A Stock shown includes 29,141 shares subject to stock options.

(6)The Class A Stock shown includes 10,219 shares held directly, 49,062 shares subject to stock options. The Class A Stock shown also includes 55,825 shares held by various retirement accounts, and as such Craig Tompkins is deemed to beneficially own such shares.

(7)On June 5, 2013, the Declaration of Trust establishing the Cotter Living Trust was amended and restated (the"2013 Restatement") to provide that, upon the death of James J. Cotter, Sr., the Trust's share of Class B Stock were to be held in a separate trust, to be known as the "Cotter Voting Trust," for the benefit of the grandchildren of Mr. Cotter, Sr. Mr. Cotter, Sr. passed away on September 13, 2014. The 2013 Restatement also names Margaret Cotter the sole trustee of the Cotter Voting Trust and names James J. Cotter, Jr. (now deceased) as the first alternate trustee in the event that Ms. Cotter is unable or unwilling to act as trustee. The trustees of the Cotter Living Trust, as of the 2013 Restatement, were Ellen M. Cotter and Margaret Cotter. The information in the table reflects direct ownership of the 696,080 shares of Class B Stock by the Cotter Living Trust in accordance with the Company's stock register and beneficial ownership of such shares as being held by each of the two Co-Trustees, Ellen M. Cotter and Margaret Cotter, who, are deemed to share voting and investment power of the shares held by the Cotter Living Trust.

Following litigation regarding the Cotter Living Trust in the California Superior Court from 2015 to 2018 that has been described in the Company’s most recently filed Report on Form 10-K, in a ruling on March 23, 2018, the California Superior Court established that Ellen M. Cotter and Margaret Cotter are the Co-Trustees of the Cotter Living Trust, and that Margaret Cotter is the sole Trustee of the Cotter Voting Trust. For more information regarding the Cotter Voting Trust and matters relating thereto, see Item 1A – Risk Factors (Ownership and Management Structure, Corporate Governance, and Change of Control Risk).

(8)Based on Mr. Cuban's Schedule 13D/A filed with the SEC on April 9, 2020.

(9)Based on GAMCO Investors, Inc.’s Schedule 13D filed with the SEC on December 22, 2017, on behalf of Mario J. Gabelli (“Mario Gabelli”) and various entities which Mario Gabelli directly or indirectly controls or for which he acts as Chief Investment Officer.

(10)The Class A Stock shown includes 299,617 shares subject to stock options currently exercisable or exercisable within 60 days.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The members of our Audit Committee are Directors Douglas McEachern, who serves as Chairperson, Guy Adams and Dr. Judy Codding. Management presents all potential related party transactions to the Audit Committee for review. Our Audit Committee reviews whether a given related party transaction is beneficial to our Company and approves or bars the transaction after a thorough analysis. Only committee members disinterested in the transaction in question participate in the determination of whether the transaction may proceed. See the discussion entitled “Review, Approval or Ratification of Transactions with Related Persons” for additional information regarding the review process.

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC ("SHC") regarding the master leasing, with certain options to purchase the underlying ground lease interests, of four cinemas located in Manhattan including our current Village East and Cinemas 1, 2, 3 theatres. In connection with that transaction, we also agreed (i) to lend certain amounts to SHC to provide liquidity in its investment, pending our determination of whether or not to exercise our option to purchase and (ii) to manage the 86th Street Cinema on a fee basis. SHC is a limited liability company owned in equal shares by the Cotter Estate and a third party.

As previously reported, over the years, we sold our interests in two of the cinemas subject to that master lease to third parties and acquired the fee interest in the land underlying the Cinemas 1, 2, 3. The lease underlying the 86th Street Cinema expired in 2019, and that cinema has been closed. Accordingly, the Village East is the only cinema that remains subject to the master lease. As the land underlying the Village East is owned by a third party, our relationship with SHC is that of a subtenant. Our rent paid to SHC for that cinema has been fixed at $590,000 for each of the past three years. However, due to the COVID-19 pandemic, the Village East was closed for most of 2020, and the rent commencing in April 2020 was deferred with respect to the remainder of 2020 and for the first quarter of 2021. Following a mutual agreement, we paid this deferred amount to SHC on July 1, 2021. During the fiscal years 2019 through 2021, we received management fees from the 86th Street Cinema of $45,000, $0 and $0, respectively.

In 2005, we acquired (i) from a third party, the fee interest in the land underlying the Cinemas 1, 2, 3 and (ii) from SHC, its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2, 3. In connection with that transaction, we granted to SHC an option to acquire at our cost a 25% interest in the special purpose entity, Sutton Hill Properties, LLC ("SHP"), formed to acquire these fee, leasehold and improvements interests. On June 28, 2007, SHC exercised this option, paying $3.0 million and assuming a proportionate share of SHP's liabilities. Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through (i) cash flow from the Cinemas 1, 2, 3, (ii) borrowings from third parties, and (iii) pro-rata contributions from the members. We manage the Cinemas 1, 2, 3, pursuant to a management agreement described below.

Our master lease of the Village East has been extended three times, on June 29, 2000, March 12, 2020, and, most recently, on March 29, 2021, and now terminates on January 1, 2023. On August 28, 2019, we exercised our option under the master lease to acquire SHC’s interest in the ground lease underlying that master lease for $5.9 million. That option was originally scheduled to close on May 31, 2021, but was extended on March 29, 2021, to January 1, 2023. We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities.

In 2015, we and SHP entered into an amendment to the management agreement dated as of June 27, 2007 governing the management of the Cinemas 1,2,3. The amendment, which was retroactive to December 1, 2014, memorialized our undertaking to SHP to fund approximately $750,000 (the "Renovation Funding Amount") of renovations to Cinemas 1, 2, 3. In consideration of our funding of the renovations, our annual management fee was increased commencing January 1, 2015 by an amount equivalent to 100% of any incremental positive cash flow of Cinemas 1, 2, 3 over the average annual positive cash flow of the Cinemas 1, 2, 3 over the three-year period ended December 31, 2014 (not to exceed a cumulative aggregate amount equal to the Renovation Funding Amount), plus a 15% cash-on-cash return on the balance outstanding from time to time of the Renovation Funding Amount, payable at the time of the payment of the annual management fee (the "Improvements Fee"). Under the amended management agreement, we retained ownership of (and any right to depreciate) any furniture, fixtures and equipment purchased by us in connection with such renovation and the right (but not the obligation) to remove all such furniture, fixtures and equipment (at our own cost and expense) from the Cinemas 1, 2, 3 upon the termination of the management agreement. The amendment also provided that, during the term of the management agreement, SHP will be responsible for the cost of repair and maintenance of the renovations. In 2019 and 2018 we charged Improvements Fees of $96,000 and $425,000. Our management fees calculated, which include Improvements Fees, for 2021, 2020, and 2019 were $50,000, $147,000, and $161,000, respectively.

On November 6, 2020, we and SHP further amended the management agreement to terminate the Improvements Fee in consideration of a one-time payment to us of $112,500, and the reimbursement in full of the Renovation Funding Amount and transferred to SHC all of our ownership rights in the renovation assets.

On August 31, 2016, we secured a three-year, $20.0 million mortgage loan with Valley National Bank. On March 13, 2020, we refinanced the loan to $25.0 million to mature on April 1, 2022, with two six-month options to extend through April 1, 2023. We executed the first extension option on March 3, 2022, taking the maturity to October 1, 2022. The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company. SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC's membership interest in SHP).

On October 1, 2020, SHP made a distribution of $1.0 million, paying $750,000 to our Company and $250,000 to SHC. During the period March 1, 2021, to March 5, 2021, SHP loaned our Company the amount of $2.0 million, which has been fully repaid together with interest of $1,181 (representing an interest rate of 4.5%).

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

Shadow View Land and Farming, LLC

During 2012, Mr. Cotter, Sr., our former Chair, Chief Executive Officer and controlling stockholder, contributed $2.5 million of cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of an approximately 202-acre parcel of undeveloped land in Coachella, California and to cover his 50% share of certain costs associated with that acquisition. This land was held in Shadow View Land and Farming, LLC ("Shadow View"), which is owned 50% by our Company, and which is accounted for as a consolidated subsidiary of our Company. The other 50% interest in Shadow View is owned by the Cotter Estate. We are the managing member of Shadow View, with oversight provided by our Audit and Conflicts Committee. These services have been provided without compensation.

As managing member, we have from time to time made capital contributions to Shadow View and have funded on an interim basis certain operating and other costs. Our capital contributions have been matched by the Cotter Estate, and the Cotter Estate has, upon billing, paid its 50% share of all such interim costs.

On March 5, 2021, Shadow View sold this land for $11.0 million, and distributed the net proceeds to its members, including the Company, and is currently in the process of being wound up and liquidated.

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

The charter provides that our Audit Committee review transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, our Audit Committee considers, among other factors it deems appropriate:

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

Director Independence and Board Oversight Structure

Our Company has elected to take advantage of the “controlled company” exemption under applicable listing rules of the Nasdaq Capital Stock Market (the “Nasdaq Listing Rules”). Accordingly, our Company is exempted from the requirement to have a board of directors composed of at least a majority of independent directors, as that term is defined in the Nasdaq Listing Rules and SEC Rules (“Independent Directors”) and to have an independent nominating committee and independent Compensation Committee. Nevertheless, our Board has for many years had a majority of Independent Directors and expects to nominate a majority of Independent Directors for election to our Board this year. In determining who is an Independent Director, we follow the definition in section 5605(a)(2) of the Nasdaq Listing Rules. Under such rules, we consider the following directors to be independent: Guy Adams, Dr. Judy Codding and Douglas McEachern. Our Board annually reviews the independence of our directors.

We currently have an Audit Committee and a Compensation Committee, each composed entirely of Independent Directors. Historically, our Lead Independent Director chairs meetings of the Independent Directors (typically held as a separate part of board meetings) and acts as liaison between our Chair, Vice-Chair and our Independent Directors.

We also currently have a four-member Executive Committee composed of our Chair, Vice-Chair, our Lead Technology and Cyber Risk Director (Guy W. Adams) and Dr. Judy Codding. As a consequence of this structure, the concurrence of at least one non-management member of the Executive Committee is required in order for the Executive Committee to take action.

Our Board has adopted (and updated as appropriate) the following: (i) a charter for our Compensation Committee, (ii) a charter for our Audit Committee, (iii) a Code of Business Conduct and Ethics, (iv) a Supplemental Insider Trading Policy restricting trading in our stock by our Directors and executive officers, (v) an Anti-Discrimination, Anti-Harassment and Anti-Bullying policy, (vi) a Whistleblower Policy, and (vii) adopted a Stock Ownership Policy, setting out minimum stock ownership levels for our directors and senior executives. Under our Amended and Restated Supplemental Insider Trading Policy, our directors and executive officers are restricted from engaging in certain forms of hedging transactions, such as zero-cost collars, equity swaps, prepaid variable forward contracts and exchange funds.

In January 2020, our Compensation Committee appointed a new independent compensation consultant, AON. The Compensation Committee assessed the independence of AON pursuant to SEC rules and the Nasdaq Listing Standards and concluded that it was independent.

In recognition of the special risks involved with technology and cyber security, Director Guy W. Adams has been appointed to serve as our Lead Technology and Cyber Risk Director. In this role, Director Adams serves as our Board’s liaison with our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Information Officer and General Counsel in connection with the assessment of our Company’s technology and cyber security needs and the implementation of appropriate policies and procedures to meet those needs. He ensures that relevant information is brought to our Board, and coordinates the timely presentation of such information to and facilitates the consideration of such information by all directors. He also coordinates with our management timely and appropriate director education with respect to such matters to enhance director understanding of the issues involved and the options available to our Company. In preparation for this role, Director Adams, in 2018, completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors.

We believe that our Directors bring a broad range of leadership experience to our Company and regularly contribute to the thoughtful discussion involved in effectively overseeing the business and affairs of our Company. We believe that all Board members are well-engaged in their responsibilities and that all Board members express their views and consider the opinions expressed by other Directors. Our Independent Directors are involved in the leadership structure of our Board by serving on our Executive Committee, our Audit Committee and our Compensation Committee, each of which has a separate independent Chair. Nominations to our Board for the Annual Meeting will be made by our entire Board.

Item 14 – Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2021, and are expected to have a representative present at the 2022 Annual Meeting of Stockholders, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Forms 10-Q provided by Grant Thornton LLP for 2021 and 2020, was approximately $1,208,000 and $1,037,000, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2021 and 2020.

Tax Fees

Grant Thornton LLP did not provide us any professional services for tax compliance, tax advice, or tax planning in 2021 or 2020.

All Other Fees

Grant Thornton LLP did not provide us any products or services for 2021 or 2020, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval. Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2021 and 2020.

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

10.43

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and U.S. Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.44*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.45	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21	List of Subsidiaries	Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2022	Filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2021, filed on March 16, 2022, and incorporated herein by reference
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2022.	Filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2021, filed on March 16, 2022, and incorporated herein by reference
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2022.	Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2021, filed on March 16, 2022, and incorporated herein by reference
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2022.	Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K (file no. 1-8625) for the year ended December 31, 2021, filed on March 16, 2022, and incorporated herein by reference
31.3+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.4+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
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

N/A
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	N/A

_______________________

+ Filed herewith.

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	May 2, 2022	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)