Form 10-Q
period 2022-03-31
READING INTERNATIONAL INC
filed 2022-05-10
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer  ☑ Smaller Reporting Company ☑ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2022, there were 20,363,234 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$67,263	$83,251
Restricted cash	4,552	5,320
Receivables	3,358	5,360
Inventories	1,350	1,408
Derivative financial instruments - current portion	793	96
Prepaid and other current assets	6,207	4,871
Total current assets	83,523	100,306
Operating property, net	306,693	306,657
Operating lease right-of-use assets	224,754	227,367
Investment and development property, net	9,668	9,570
Investment in unconsolidated joint ventures	5,108	4,993
Goodwill	27,232	26,758
Intangible assets, net	3,058	3,258
Deferred tax asset, net	2,233	2,220
Derivative financial instruments - non-current portion	109	112
Other assets	8,239	6,461
Total assets	$670,617	$687,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$40,055	$39,678
Film rent payable	3,180	7,053
Debt - current portion	40,976	11,349
Subordinated debt - current portion	720	711
Derivative financial instruments - current portion	85	181
Taxes payable - current	10,742	10,655
Deferred revenue	9,422	9,996
Operating lease liabilities - current portion	24,397	23,737
Other current liabilities	9,559	3,619
Total current liabilities	139,136	106,979
Debt - long-term portion	166,861	195,198
Subordinated debt, net	26,783	26,728
Noncurrent tax liabilities	7,534	7,467
Operating lease liabilities - non-current portion	220,215	223,364
Other liabilities	16,594	22,906
Total liabilities	$577,123	$582,642
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,250,482 issued and 20,314,372 outstanding at March 31, 2022 and
33,198,500 issued and 20,262,390 outstanding at December 31, 2021	234	233
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2022 and December 31, 2021	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	152,364	151,981
Retained earnings/(deficits)	(27,986)	(12,632)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	8,406	4,882
Total Reading International, Inc. stockholders’ equity	92,628	104,074
Noncontrolling interests	866	986
Total stockholders’ equity	93,494	105,060
Total liabilities and stockholders’ equity	$670,617	$687,702

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Cinema	$37,347	$18,115
Real estate	2,853	3,192
Total revenue	40,200	21,307
Costs and expenses
Cinema	(38,503)	(21,882)
Real estate	(2,157)	(2,655)
Depreciation and amortization	(5,524)	(5,650)
General and administrative	(5,796)	(5,097)
Total costs and expenses	(51,980)	(35,284)
Operating income (loss)	(11,780)	(13,977)
Interest expense, net	(3,205)	(4,363)
Gain (loss) on sale of assets	—	46,545
Other income (expense)	(781)	1,641
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(15,766)	29,846
Equity earnings of unconsolidated joint ventures	(65)	(50)
Income (loss) before income taxes	(15,831)	29,796
Income tax benefit (expense)	378	(7,728)
Net income (loss)	$(15,453)	$22,068
Less: net income (loss) attributable to noncontrolling interests	(99)	3,103
Net income (loss) attributable to Reading International, Inc.	$(15,354)	$18,965
Basic earnings (loss) per share	$(0.70)	$0.87
Diluted earnings (loss) per share	$(0.70)	$0.86
Weighted average number of shares outstanding–basic	21,955,985	21,761,307
Weighted average number of shares outstanding–diluted	22,500,658	22,170,268

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$(15,453)	$22,068
Foreign currency translation gain (loss)	2,677	(2,657)
Gain (loss) on cash flow hedges	800	61
Other	47	51
Comprehensive income (loss)	(11,929)	19,523
Less: net income (loss) attributable to noncontrolling interests	(99)	3,103
Less: comprehensive income (loss) attributable to noncontrolling interests	1	—
Comprehensive income (loss)	$(11,831)	$16,420

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net income (loss)	$(15,453)	$22,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	65	50
Gain (loss) recognized on foreign currency transactions	793	(2,370)
(Gain) Loss on sale of assets	—	(46,545)
Amortization of operating leases	5,846	5,607
Amortization of finance leases	12	12
Change in operating lease liabilities	(5,839)	(5,486)
Change in net deferred tax assets	67	—
Depreciation and amortization	5,524	5,650
Other amortization	396	334
Stock based compensation expense	416	464
Net changes in operating assets and liabilities:
Receivables	2,024	167
Prepaid and other assets	(2,093)	2,544
Payments for accrued pension	(171)	(171)
Accounts payable and accrued expenses	(397)	6,748
Film rent payable	(3,894)	(107)
Taxes payable	(230)	7,627
Deferred revenue and other liabilities	(1,128)	(366)
Net cash provided by (used in) operating activities	(14,062)	(3,774)
Investing Activities
Purchases of and additions to operating and investment properties	(1,741)	(1,663)
Contributions to unconsolidated joint ventures	(34)	—
Proceeds from sale of assets	—	65,569
Net cash provided by (used in) investing activities	(1,775)	63,906
Financing Activities
Repayment of borrowings	(1,540)	(42,552)
Repayment of finance lease principal	(12)	(12)
Proceeds from borrowings	—	2,337
Capitalized borrowing costs	—	(75)
(Cash paid) proceeds from the settlement of employee share transactions	(32)	(111)
Noncontrolling interest distributions	(22)	(5,300)
Net cash provided by (used in) financing activities	(1,606)	(45,713)
Effect of exchange rate on cash and restricted cash	687	(326)
Net increase (decrease) in cash and cash equivalents and restricted cash	(16,756)	14,093
Cash and cash equivalents and restricted cash at the beginning of the year	88,571	26,834
Cash and cash equivalents and restricted cash at the end of the year	$71,815	$40,927

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$67,263	$40,920
Restricted cash	4,552	7
	$71,815	$40,927

Supplemental Disclosures
Interest paid	$2,732	$4,306
Income taxes (refunded) paid	399	(3,500)
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,970	3,883

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

Business Segments

Reported below are the operating segments of our Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of our Company. As part of our real estate activities, we have historically held undeveloped land in urban and suburban centers in the United States, Australia, and New Zealand. However, in 2021, we monetized certain raw landholdings and other real estate assets as detailed at Note 6 – Property and Equipment.

The table below summarizes the results of operations for each of our business segments for the quarter ended March 31, 2022 and 2021, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Revenue:
Cinema exhibition	$37,347	$18,115
Real estate	4,162	3,323
Inter-segment elimination	(1,309)	(131)
	$40,200	$21,307
Segment operating income (loss):
Cinema exhibition	$(7,216)	$(8,275)
Real estate	104	(1,368)
	$(7,112)	$(9,643)

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Segment operating income (loss)	$(7,112)	$(9,643)
Unallocated corporate expense
Depreciation and amortization expense	(277)	(231)
General and administrative expense	(4,391)	(4,103)
Interest expense, net	(3,205)	(4,363)
Equity earnings of unconsolidated joint ventures	(65)	(50)
Gain (loss) on sale of assets	—	46,545
Other income (expense)	(781)	1,641
Income (loss) before income tax expense	$(15,831)	$29,796

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of our Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that our Company controls, and should be read in conjunction with our Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021 (“2021 Form 10-K”). All significant intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

New Accounting Standards and Accounting Changes

1)On December 15, 2021, we early adopted ASU 2021-10, Government Assistance: Disclosures by Business Entities about Government Assistance (Topic 832). This ASU applies to transactions with a government that are accounted for by analogizing to accounting standards such as International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), which we adopted in the second quarter of 2020 in order to account for the receipt of certain government grants in Australia and New Zealand. The early adoption of the ASU has no material effect on our consolidated financial statements.

Note 3 – Impact of COVID-19 Pandemic and Liquidity

Continuing Operational Impact

The novel coronavirus, COVID-19, has progressed through several variants since its emergence in 2019. The current variant affecting the jurisdictions in which we do business is the Omicron variant. Due to the Omicron variant appearing to be less severe than prior variants, and with vaccination programs having advanced, federal, state and local governments throughout the United States, Australia, New Zealand have largely lifted restrictions and returned to pre-COVID activities. There can be no assurances, however, that there will be no further variants of COVID-19 which could reverse the current trend.

Liquidity Impact

While substantially all of our cinemas are open, COVID-19 and its legacy impacts continue to adversely impact cinema operations, both ours and those of our competitors. Patrons are not yet returning to the cinemas at pre-pandemic levels. This may be due to a variety of factors including reticence to engage in outside the home activities that involve a material number of individuals in an enclosed venue, the lack of compelling film product, competition from alternative forms of “in the home” entertainment, the impact of inflation on disposable income, and/or the impact of increasing gas prices. Consequently, our Company’s revenues and earnings for the quarter ended March 31, 2022, are significantly lower than those of pre-COVID-19 operations. Such effects will likely continue, to varying degrees, until its impact on the cinema going public abates. While our revenues and earnings as compared to the quarter ended March 31, 2021, have increased as our cinemas have remained open for the entire quarter, and as virtually all of our third-party tenants are now open for business on a full rent paying basis, we cannot provide any assurances as to the nature or pace of a return of our cinema operations to prior operating levels.

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. Management’s evaluation is informed by current liquidity positions, cashflow estimates, known capital and other expenditure requirements and commitments and management’s current business plan and strategies. Our forecasts and cash flow estimates are based on the current expectation that the global cinema industry will continue to recover in 2022 and 2023. Forecasts are by their nature inherently uncertain, and the effects of COVID-19 and its aftermath (including labor shortages, increased government intervention in business operations and inflation including the increasing prices of gas), continue to cause greater forecasting difficulties than would otherwise exist in more stable economic times. While we are seeing substantial evidence of recovery, our forecasts regarding the cinema portion of our business, rely upon the ability and desire of moviegoers to return to the movie theatres. Many factors influencing this are outside of management’s control, but are, nevertheless, material, individually and in the aggregate, to the realization of management’s forecasts and expectations.

The cumulative impact of COVID-19 on our cinema business led to the conclusion in the third quarter of 2020 that there was substantial doubt regarding our Company’s ability to continue as a going concern; however, management’s plans to alleviate such substantial doubt, including the adoption of plans to refinance our 44 Union Square property and the monetization of certain real estate assets whose value was not adversely impacted by the pandemic, and which would have required substantial capital expenditures to achieve any meaningful increase in value, were completed by June 2021.

There have been no material business developments in the period since the execution of our plans that have negatively impacted our assessment of our going concern position. We acknowledge the impact of the Omicron variant on the cinema industry, but its impact is proving to be less than those of past variants. We believe that our current financial position, forecasts and cash flow estimates based on our current expectations of industry performance and recovery, mean that our Company has sufficient resources to meet its obligations as they become due within one year after the issuance of this report on Form 10-Q.

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2021, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups. No impairment charges were recorded. As noted above, the financial performance of our cinemas has been improving. This improved performance at an asset group level, and the impacts of this performance on our impairment modelling, resulted in no impairment charges being recognized for the quarter ended March 31, 2022. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of December 31, 2021. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Given the improvements in trading conditions during 2021 and through the first quarter of 2022, no impairment of goodwill has been recognized for the quarter ended March 31, 2022. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2022. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2022	December 31, 2021	March 31, 2021
Spot Rate
Australian Dollar	0.7499	0.7260	0.7613
New Zealand Dollar	0.6946	0.6839	0.6989
Average Rate
Australian Dollar	0.7241	0.7517	0.7730
New Zealand Dollar	0.6763	0.7077	0.7194

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2022	2021
Numerator:
Net income (loss) attributable to Reading International, Inc	$(15,354)	$18,965
Denominator:
Weighted average number of common stock – basic	21,955,985	21,761,307
Weighted average dilutive impact of awards	544,673	408,961
Weighted average number of common stock – diluted	22,500,658	22,170,268
Basic earnings (loss) per share	$(0.70)	$0.87
Diluted earnings (loss) per share	$(0.70)	$0.86
Awards excluded from diluted earnings (loss) per share	544,673	514,341

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. During the first three months of 2022 and 2021, we did not repurchase any shares of Class A Common Stock.

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

Note 6 – Property and Equipment

Operating Property, net

As of March 31, 2022, and December 31, 2021, property associated with our operating activities is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Land	$70,377	$69,459
Building and improvements	222,730	219,580
Leasehold improvements	64,927	58,349
Fixtures and equipment	202,746	202,837
Construction-in-progress	4,282	5,395
Total cost	565,062	555,620
Less: accumulated depreciation	(258,369)	(248,963)
Operating property, net	$306,693	$306,657

Depreciation expense for operating property was $5.4 million for the quarter ended March 31, 2022, and $5.5 million for the quarter ended March 31, 2021.

Investment and Development Property, net

As of March 31, 2022, and December 31, 2021, our investment and development property is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Land	$4,224	$4,193
Construction-in-progress (including capitalized interest)	5,444	5,377
Investment and development property	$9,668	$9,570

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the three months ended March 31, 2022, are shown below:

(Dollars in thousands)	Balance, December 31, 2021	Additions during the period	Completed during the period	Foreign currency translation	Balance, March 31, 2022
Courtenay Central development	6,918	8	—	108	7,034
Cinema developments and improvements	2,942	843	(2,557)	4	1,232
Other real estate projects	912	582	(59)	25	1,460
Total	$10,772	$1,433	$(2,616)	$137	$9,726

Real Estate Transactions - Sales

Beginning in 2020, we reviewed our various real estate holdings in light of the fact that our cash flow from cinema operations had been adversely affected by the governmentally mandated cinema closings ordered in response to the COVID-19 pandemic. As a result, for the foreseeable future, other sources of cash would be needed to support our operations and only very limited funds would be available for capital investment in our properties. Between the fourth quarter of 2020 and the second quarter of 2021, we classified as assets held for sale disposal groups and thereafter monetized the following real estate assets: The Auburn/Redyard Entertainment Themed Center (“ETC”) and ancillary land, the Royal George Theatre, Coachella (land), and Manukau (land). In addition, in the third quarter of 2021, we monetized our Invercargill, New Zealand, property, comprised of a cinema and ancillary land. A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or multiple assets. Each of these transactions is discussed separately below.

Auburn/Redyard, New South Wales

In January 2021, we classified our Auburn/Redyard ETC as held for sale, reflecting the fact that approximately 2.6 acres of this property was non-income producing land. This disposal group, which consists of land, the ETC building and related property, plant and equipment, was transferred to Land and Property Held for Sale at its book value of $30.2 million (AU$39.1 million), being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required.

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

Manukau, New Zealand

In December 2020, we classified our non-income producing land at Manukau, New Zealand, as held for sale. This disposal group, which consists of land and certain improvements to that land, was transferred to Land Held for Sale at its book value of $13.6 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of this asset were required. The sale of this land was completed on March 4, 2021, for $56.1 million (NZ$77.2 million).

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

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2022 and December 31, 2021:

		March 31,	December 31,
(Dollars in thousands)	Interest	2022	2021
Rialto Cinemas	50.0%	$980	$1,017
Mt. Gravatt	33.3%	4,128	3,976
Total investments		$5,108	$4,993

For the quarter ended March 31, 2022 and 2021, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Rialto Cinemas	$(85)	$(51)
Mt. Gravatt	20	1
Total equity earnings	$(65)	$(50)

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2021	$21,534	$5,224	$26,758
Foreign currency translation adjustment	474	—	474
Balance at March 31, 2022	$22,008	$5,224	$27,232

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2022. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2022, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of March 31, 2022 and December 31, 2021, respectively.

	As of March 31, 2022
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,396	$9,058	$5,035	$26,489
Less: Accumulated amortization	(12,064)	(7,707)	(3,643)	(23,414)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$332	$1,351	$1,375	$3,058

	As of December 31, 2021
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,335	$9,058	$4,996	$26,389
Less: Accumulated amortization	(12,002)	(7,660)	(3,452)	(23,114)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$333	$1,398	$1,527	$3,258

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2022

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Beneficial lease amortization	$22	$29
Other amortization	135	166
Total intangible assets amortization	$157	$195

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Prepaid and other current assets
Prepaid expenses	$2,753	$1,185
Prepaid taxes	1,234	1,929
Income taxes receivable	603	52
Prepaid rent	1,352	1,438
Deposits	244	244
Investments in marketable securities	21	23
Total prepaid and other current assets	$6,207	$4,871
Other non-current assets
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	6,259	4,477
Long-term deposits	8	12
Total other non-current assets	$8,239	$6,461

Note 10 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was 2.4% and 25.9% for the three months ended March 31, 2022, and 2021, respectively. The difference between 2022 and 2021 is primarily related to an increase in valuation allowance in 2022. The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Borrowings

Our Company’s borrowings at March 31, 2022 and December 31, 2021, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2022
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$26,783	4.30%	4.30%
Bank of America Credit Facility (US)	March 6, 2023	38,500	38,500	38,380	6.00%	6.00%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2022	23,885	23,885	23,405	4.25%	4.25%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,952	2.28%	5.15%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,872	8,872	8,800	4.64% / 4.44%	4.61%
Union Square Financing (US)	May 6, 2024	55,000	43,000	42,186	7.35%	7.35%
Purchase Money Promissory Note (US)	September 18, 2024	1,869	1,869	1,869	5.00%	5.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	76,490	76,490	76,352	1.81%	1.81%
Westpac Bank Corporate (NZ)	January 1, 2024	9,613	9,613	9,613	3.45%	3.45%
		$250,142	$238,142	$235,340

(1)Net of deferred financing costs amounting to $2.8 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2022.

	As of December 31, 2021
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$26,728	4.13%	4.13%
Bank of America Credit Facility (US)	March 6, 2023	39,500	39,500	39,364	5.75%	5.75%
Cinemas 1, 2, 3 Term Loan (US)	April 1, 2022	24,039	24,039	23,680	4.25%	4.25%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,944	2.14%	5.15%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,936	8,936	8,860	4.64% / 4.44%	4.64%
Union Square Financing (US)	May 6, 2024	55,000	43,000	42,002	7.00%	7.00%
Purchase Money Promissory Note (US)	September 18, 2024	2,043	2,043	2,043	5.00%	5.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	December 31, 2023	74,052	74,052	73,900	1.82%	1.82%
Westpac Bank Corporate (NZ)	January 1, 2024	9,465	9,465	9,465	3.45%	3.45%
Total		$248,948	$236,948	$233,986

(1)Net of deferred financing costs amounting to $3.0 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2021.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	March 31,	December 31,
Balance Sheet Caption	2022	2021
Debt - current portion	$40,976	$11,349
Debt - long-term portion	166,861	195,198
Subordinated debt - current portion	720	711
Subordinated debt - long-term portion	26,783	26,728
Total borrowings	$235,340	$233,986

Bank of America Credit Facility

On March 6, 2020, we amended our $55.0 million credit facility with Bank of America extending the maturity date to March 6, 2023. The refinanced facility carries an interest rate of 2.5% - 3.0%, depending on certain financial ratios plus a variable rate based on the loan defined “Eurodollar” interest rate.

On August 7, 2020, we modified certain financial covenants within this credit facility and temporarily suspended the testing of certain other covenant tests through the measurement period ending September 30, 2021. The testing of the financial covenant resumed for the measurement period ending December 31, 2021. In addition to the covenant modifications, the interest rate on borrowings under this facility was fixed at 3.0% above the “Eurodollar” rate, which itself now has a floor of 1.0%. Such a modification was not considered to be substantial under U.S. GAAP.

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

On June 29, 2020, Westpac pushed out the June 30, 2020, covenant testing date to July 31, 2020. On July 27, 2020, Westpac waived the requirement to test certain covenants as of July 31, 2020. This agreement also increased the interest rate and line of credit charge to 2.40% above the Bank Bill Bid Rate and 1.65% respectively. The maturity date was extended to January 1, 2024. Such modifications of this facility were not considered to be substantial under U.S. GAAP. On September 15, 2020, Westpac waived the requirement to test certain covenants as of September 30, 2020. On December 8, 2020, Westpac waived the requirement to test certain covenants as of December 31, 2020. On April 29, 2021, Westpac waived the requirement to test certain covenants as of March 31, 2021. On May 7, 2021, we repaid NZ$16.0 million of this debt, in a permanent reduction of this facility to NZ$16.0 million. On June 8, 2021, Westpac waived the requirement to test certain covenants as of June 30, 2021. On August 30, 2021, we repaid a further NZ$2.2 million of this debt, in a permanent reduction of this facility to NZ$13.8 million. On this same date, Westpac waived the requirement to test certain covenants as of September 30, 2021. On December 14, 2021, Westpac waived the requirement to test certain covenants as of December 31, 2021. On March 14, 2022, Westpac waived the requirement to test certain covenants as of March 31, 2022.

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

On June 9, 2021, incident to our sale of our Auburn/Redyard ETC, we repaid AU$20.0 million of the revolving portion of this debt, in a permanent reduction of this facility.

On November 2, 2021, NAB modified our Fixed Charge Cover Ratio and Leverage Ratio covenants, reducing the measurement requirements and in some instances removing the requirement to test.

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Current liabilities
Lease liability	$5,900	$—
Liability for demolition costs	2,827	2,783
Accrued pension	684	684
Security deposit payable	70	69
Finance lease liabilities	37	40
Other	41	43
Other current liabilities	$9,559	$3,619
Other liabilities
Lease make-good provision	7,999	7,766
Accrued pension	3,490	3,605
Deferred rent liability	3,410	3,930
Environmental reserve	1,656	1,656
Lease liability	—	5,900
Acquired leases	19	21
Finance lease liabilities	20	28
Other non-current liabilities	$16,594	$22,906

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $4.2 million at March 31, 2022. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the three months ended March 31, 2022 and 2021. Our pension plan is unfunded.

During the quarter ended March 31, 2022, the interest cost was $56,000, and the actuarial loss was $52,000. During the quarter ended March 31, 2021, the interest cost was $62,000, and the actuarial loss was $52,000.

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2022	$6,842	$(14)	$(1,969)	$23	$4,882

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	731	731
Amounts reclassified from accumulated other comprehensive income	—	—	—	69	69
Net change related to derivatives	—	—	—	800	800

Net current-period other comprehensive income (loss)	2,677	(5)	52	800	3,524
Balance at March 31, 2022	$9,519	$(19)	$(1,917)	$823	$8,406

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

On July 13, 2021, following a mediation, the parties agreed to settle the claims set forth in the remaining lawsuits (specifically, the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint) for the Company’s payment of $4.0 million (the “Settlement Amount”).   The final settlement agreement has been executed and delivered by the parties, but remains contingent upon final court approval.  No date has yet been set for that hearing. The Settlement Amount is to be paid in two installments, one-half within 30 days of final court approval and the balance nine-months thereafter.   A court hearing on the settlement is not expected until the third quarter of 2022. We accrued the Settlement Amount in 2021 as a cinema segment administrative expense.

General Distributors Limited v. Reading Wellington Properties Arbitration

On June 18, 2021, General Distributors Limited (“GDL”), an owner and operator of supermarkets in New Zealand, filed an arbitration statement of claim (the “Statement of Claim”) in Auckland, New Zealand, against our wholly owned subsidiary, Reading Wellington Properties, Limited (“RWPL”), relating to the enforceability of an Agreement to Lease (the “ATL”) entered into between the parties in February 2013, contemplating the construction by RWPL and the lease by GDL of a supermarket in Wellington, New Zealand on property owned by RWPL. The ATL contemplated that GDL would also obtain certain rights to use parking spaces in an adjacent 9 story parking structure owned by another of our wholly owned subsidiaries, Courtenay Carpark Limited (the “Parking Garage”).   However, as a result of the Kaikōura earthquake on November 14, 2016, it was necessary to demolish the Parking Garage. It has not been rebuilt and there is currently no plan to rebuild it and neither RWPL nor Courtenay Carpark Limited have any legal right to rebuild it under presently existing laws controlling land use in Wellington.  Accordingly, we believe that it became impossible to deliver the specific parking rights contemplated by the ATL and, given the materiality of these parking rights to the transaction contemplated by the ATL, that the ATL has been frustrated and is of no ongoing force and effect.  In addition, there remain a variety of open business points which have not yet been resolved and which we believe, given the passage of time, render the contract null and unenforceable. GDL asserts a different view and is seeking a declaration that the ATL remains binding upon the parties and for specific performance by RWPL of the ATL.

RWPL has filed a response contesting GDL’s claims, and raising various affirmative defenses, including frustration and a failure of the parties to reach any specifically enforceable agreement as to certain fundament construction and construction cost issues.   No damages are being sought by GDL, other than costs, and no reserves for this matter have been established. RWPL is a limited liability company, its only asset being the parcel of unimproved land on which the supermarket was to be built. Discovery is substantially complete, and the parties have exchanged witness statements. The arbitration is scheduled to be heard in the fourth quarter of this year.

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

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Australian Country Cinemas, Pty Ltd	$14	$48
Shadow View Land and Farming, LLC	(4)	(4)
Sutton Hill Properties, LLC	856	942
Noncontrolling interests in consolidated subsidiaries	$866	$986

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Australian Country Cinemas, Pty Ltd	$(11)	$59
Shadow View Land and Farming, LLC	(1)	3,152
Sutton Hill Properties, LLC	(87)	(108)
Net income (loss) attributable to noncontrolling interests	$(99)	$3,103

On March 5, 2021, Shadow View Land and Farming, LLC, sold its only asset, being certain land holdings in Coachella, California, for $11.0 million and is currently in the process of winding up and liquidating. See Note 6.

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock				Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings	Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2022	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(15,354)	—	—	(15,354)	(99)	(15,453)
Other comprehensive income, net	—	—	—	—	—	—	—	3,524	3,524	1	3,525
Share-based compensation expense	—	—	—	—	415	—	—	—	415	—	415
Restricted Stock Units	52	1	—	—	(32)	—	—	—	(31)	—	(31)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(22)	(22)
At March 31, 2022	20,312	$234	1,680	$17	$152,364	$(27,986)	$(40,407)	$8,406	$92,628	$866	$93,494

	Common Stock				Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings	Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2021	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173
Net income (loss)	—	—	—	—	—	18,965	—	—	18,965	3,103	22,068
Other comprehensive income, net	—	—	—	—	—	—	—	(2,545)	(2,545)	—	(2,545)
Share-based compensation expense	—	—	—	—	464	—	—	—	464	—	464
Restricted Stock Units	52	1	—	—	(111)	—	—	—	(110)	—	(110)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(5,300)	(5,300)
At March 31, 2021	20,121	$232	1,680	$17	$150,332	$(25,588)	$(40,407)	$9,957	$94,543	$1,207	$95,750

Note 16 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan (as amended, the “2010 Plan”) under which our Company has granted stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants has expired. In total, 1,360,402 shares of Class A Common Stock were issued or reserved for issuance pursuant to the previously granted options or restricted stock units under that plan.

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at March 31, 2022 was 1,250,000, of which 736,325 remain available for future issuance. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase in the number of shares available for issuance under the 2020 Plan. At March 31, 2022, this potential increase in the number of shares eligible for issuance under the 2020 Plan was 307,382 Class A Common Stock.

Stock options are granted at exercise prices equal to the grant-date market prices and typically expire no later than five years from the grant date. In contrast to a stock option where the grantee buys our Company’s share at an exercise price determined on the grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan, typically between one year and four years from grant. As discussed further below, a performance component has been added to certain of the RSUs granted to management. At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

No stock options were issued in the three months ended March 31, 2022.

For the quarters ended March 31, 2022 and 2021, we recorded compensation expense of $53,000 and $101,000, respectively, with respect to our prior stock option grants. At March 31, 2022, the total unrecognized estimated compensation expense related to non-vested stock options was $0.2 million, which we expect to recognize over a weighted average vesting period of 0.93 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at March 31, 2022 was $nil, as the closing price of our Common Stock on that date was $4.28.

The following table summarizes the number of options outstanding and exercisable as of March 31, 2022 and December 31, 2021:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2020	713,479	$14.64	2.18	$13,969
Granted	—	—	—	—
Exercised	(38,803)	4.66	—	63,831
Forfeited	(157,332)	11.87	—	—
Balance - December 31, 2021	517,344	$15.42	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(144,925)	15.97	—	—
Balance - March 31, 2022	372,419	$15.51	1.52	$—

Restricted Stock Units

The following table summarizes the status of the RSUs granted to date as of March 31, 2022:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	March 31, 2022	March 31, 2022	March 31, 2022
March 10, 2016	35,147	27,381	62,528	62,264	—	264
April 11, 2016	—	5,625	5,625	5,108	—	517
March 23, 2017	30,681	32,463	63,144	62,612	—	532
August 29, 2017	—	7,394	7,394	7,394	—	—
January 2, 2018	29,393	—	29,393	29,393	—	—
April 12, 2018	—	29,596	29,596	21,092	6,262	2,242
April 13, 2018	—	14,669	14,669	11,003	3,666	—
July 6, 2018	—	932	932	—	—	932
November 7, 2018	23,010	—	23,010	23,010	—	—
March 13, 2019	—	24,366	24,366	15,947	5,315	3,104
March 14, 2019	—	23,327	23,327	17,496	5,831	—
May 7, 2019	11,565	—	11,565	11,565	—	—
March 10, 2020	—	287,163	287,163	96,828	189,517	818
December 14, 2020	—	43,260	43,260	42,323	—	937
December 16, 2020	60,084	11,459	71,543	71,543	—	—
April 5, 2021	—	262,830	262,830	—	262,830	—
April 19, 2021	—	22,888	22,888	—	22,301	587
August 11, 2021	26,924	—	26,924	26,924	—	—
December 8, 2021	48,951	—	48,951	—	48,951	—

Total	265,755	793,353	1,059,108	504,502	544,673	9,933

RSU awards to management vest 25% on the anniversary of the grant date over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. On March 10, 2020, RSUs covering 287,163 shares were issued to members of executive management and other employees of our Company. Between December 14, 2020 and December 16, 2020, RSUs covering 114,803 shares were issued to members of executive management and other employees of our Company, all of which vested 100% on December 14 and 16, 2021, as applicable. In addition, we granted non-employee directors 60,084 RSUs (as well as 38,803 options) on December 16, 2020. In April 2021, RSUs covering 262,830 shares were issued to members of executive management. These RSUs have two structures, which include time vesting and performance. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. RSUs covering 22,888 shares were also issued to other employees of our Company. These awards vest 25% on the anniversary of the grant date over a period of four years. On August 11, 2021, and December 8, 2021, RSUs covering 26,924 and 48,951 shares, respectively, were issued to non-employee directors.

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis. Prior to November 7, 2018, RSU awards to non-employee directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vested on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director ended and the recipient or, as the case may be, the recipient’s successor was elected to the board of directors. Accordingly, the RSUs granted to directors on November 7, 2018, vested on May 7, 2019, annual meeting of stockholders. Due to the fact that our Company held our annual meeting of stockholders in May 2019, the vesting period for the RSUs issued on November 7, 2018 was shorter than anticipated. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was determined using a value of $35,000 or one half of the dollar amount of the prior year’s annual grant. The RSUs issued to non-employee directors on May 7, 2019, vested on May 6, 2020. The RSUs issued to non-employee directors on August 11, 2021 vested on December 8, 2021. The RSUs issued to non-employee directors on December 8, 2021 will vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the Grant Date or (ii) the date on which the Recipient has served such Recipient’s full term as a Director (December 8, 2022).

For the quarters ended March 31, 2022, and 2021, we recorded compensation expense of $363,000 and $363,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $2.6 million as of March 31, 2022, which we expect to recognize over a weighted average vesting period of 1.66 years.

Stock Repurchase Program

On March 2, 2017, our Company's Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Class A Common Stock.  On March 14, 2019, the Board of Directors extended this stock buy-back program for two years, through March 2, 2021. On March 10, 2020, the Board increased the authorized amount by $25.0 million and extended it to March 2, 2022. At the present time, the amount available under the repurchase program authorization is $26.0 million. On May 5, 2022, the Board extended the program for two years, to March 10, 2024, making no changes to the available amount.

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

Under the stock repurchase program, as of March 31, 2022, our Company had acquired a total of 1,792,819 shares of Class A Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). No shares of Class A Common Stock were purchased in the quarter ended March 31, 2022. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30. This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 10, 2024.

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

As Lessee

We have operating leases for certain cinemas, and finance leases for certain equipment assets. Our leases have remaining lease terms of 1 to 25 years, with certain leases having options to extend to up to a further 20 years.

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liabilities	1	1
Operating lease cost	8,714	8,308
Variable lease cost	(88)	(1,165)
Total lease cost	$8,639	$7,156

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$13	$14
Operating cash flows for operating leases	10,141	2,507
Right-of-use assets obtained in exchange for new operating lease liabilities	66	—

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Operating leases
Operating lease right-of-use assets	$224,754	$227,367
Operating lease liabilities - current portion	24,397	23,737
Operating lease liabilities - non-current portion	220,215	223,364
Total operating lease liabilities	$244,612	$247,101
Finance leases
Property plant and equipment, gross	378	374
Accumulated depreciation	(326)	(311)
Property plant and equipment, net	$52	$63
Other current liabilities	37	40
Other long-term liabilities	20	28
Total finance lease liabilities	$57	$68

Other information
Weighted-average remaining lease term - finance leases	1	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.23%	5.24%
Weighted-average discount rate - operating leases	4.46%	4.47%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2022	$26,095	$30
2023	34,725	29
2024	33,246	—
2025	31,258	—
2026	28,958	—
Thereafter	161,182	—
Total lease payments	$315,464	$59
Less imputed interest	(70,852)	(2)
Total	$244,612	$57

As of March 31, 2022, we have an additional cinema operating lease that has not yet commenced operations commenced operations of approximately $9.0 million. It is anticipated that this operating lease will commence in 2022 with a lease term of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Components of lease income
Lease payments	$2,068	$2,701
Variable lease payments	130	169
Total lease income	$2,198	$2,870

The book value of underlying assets under operating leases from owned assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Building and improvements
Gross balance	$141,702	$140,028
Accumulated depreciation	(24,442)	(23,923)
Net Book Value	$117,260	$116,105

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2022	$5,606
2023	6,989
2024	6,214
2025	5,288
2026	2,504
Thereafter	2,854
Total	$29,455

Note 18 – Hedge Accounting

As of March 31, 2022, and December 31, 2021, our Company held interest rate derivatives in the total notional amount of $63.0 million and $8.0 million, respectively.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	March 31,		December 31,
	2022		2021
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$793	Derivative financial instruments - current portion	$96
	Derivative financial instruments - non-current portion	109	Derivative financial instruments - non-current portion	112
Total derivatives designated as hedging instruments		$902		$208
Total derivatives		$902		$208

	Liability Derivatives
	March 31,		December 31,
	2022		2021
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$85	Derivative financial instruments - current portion	$181
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$85		$181
Total derivatives		$85		$181

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter ended March 31, 2022 and March 31, 2021, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended March 31
		2022	2021
Interest rate contracts	Interest expense	$69	$60
Total		$69	$60

	Loss Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount
	Three Months Ended March 31
	2022	2021
Interest rate contracts	$(731)	$(1)
Total	$(731)	$(1)

	Loss Reclassified from OCI into Income (Effective Portion)
Line Item	Amount
	Three Months Ended March 31
	2022	2021
Interest expense	$69	$60
Total	$69	$60

 The derivatives have no ineffective portion, and consequently no losses have been recognized directly in income.

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

As of March 31, 2022 and December 2021, we had derivative financial assets carried and measured at fair value on a recurring basis of $900,000 and $208,000, respectfully. As of March 31, 2022, and December 31, 2021 we had derivative financial liabilities carried and measured at fair value on a recurring basis of $85,000 and $181,000 respectively.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2022
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$208,360	$—	$—	$208,782	$208,782
Subordinated debt	29,782	—	—	20,697	20,697
	$238,142	$—	$—	$229,479	$229,479

		Fair Value Measurement at December 31, 2021
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$206,992	$—	$—	$207,817	$207,817
Subordinated debt	29,956	—	—	20,494	20,494
	$236,948	$—	$—	$228,311	$228,311

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of March 31, 2022 and December 31, 2021.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of March 31, 2022, and December 31, 2021, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter ended March 31, 2022 and March 31, 2021.

Note 20 – Subsequent Events

No material subsequent events were identified as of the issue date of these Financial Statements.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2021 Form 10-K, Part 1 – Financial Information, Item 1A and the Risk Factors set out below.

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

General COVID-19 Pandemic Overview & Update

The cinema exhibition industry has endured significant challenges for more than two years. The viability of our Company has been tested: (i) the pandemic forced our Company to temporarily close our cinemas worldwide, (ii) the emergence of COVD-19 variants prolonged our recovery putting a strain on our liquidity needs, and (iii) our Company faced increased competition from streaming service subscriptions which impeded our theatrical windows.

Despite these challenges, our Company continues to persevere. The pandemic has been a testament to the durability of our two-pronged, diversified international business strategy and has increased our faith in the future longevity of our Company.

Despite the presence of the Omicron BA.2 variant, all of our cinemas were open during the current reporting period (excluding those temporarily closed unrelated to the pandemic). This was the first time that we were fully open for an entire fiscal quarter since the beginning of the pandemic. By comparison, during the prior year reporting period, most of our U.S. cinemas remained closed in January and February in accordance with the directions and recommendations of the relevant local, state and federal authorities. Even with the reopening of our cinemas, we will continue to face challenges until film offerings and patron acceptance reach pre-pandemic levels.

During the first quarter of 2022, all of our unrelated third-party tenants for our Australian and New Zealand properties were open for business with continued health and safety measures in place (with the exception of one tenant in Australia completing a new fit out). Most of the rentable retail portions of our Courtenay Central location in New Zealand continued to be closed due to seismic concerns, however, three tenants remained open and were trading.

In the United States, we secured a long-term lease for our historic 44 Union Square property in Manhattan, New York, for the occupation of the lower level, ground floor, and second floor on January 27, 2022. We are currently in the tenant improvement stage of this development project.

Although our cinema attendances are still below pre-pandemic levels, we believe that our Company is on a path to recovery. Our cinema revenue for the three months ended March 31, 2022, was approximately 65% of the cinema revenue for the same period in 2019. The box office results from the top performing films during the first quarter of 2022, such as The Batman, Spider-Man: No Way Home, and Uncharted, continue to provide optimism for our Company and the cinema industry.

Although government restrictions are easing and our operational results are improving, we continue to experience risks associated with COVID-19 and its variants. We believe these uncertainties are diminishing, but we may continue to experience (i) delayed releases of certain major motion pictures, (ii) government mandated restrictions, (iii) and shortened or eliminated the theatrical windows.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 63 cinemas.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

We believe these two business segments complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As a result of COVID-19, we relied more upon income from our real estate assets, and the imbedded value in those assets, to support our Company through the COVID-19 crisis. As COVID-19 mortality rates decrease, government restrictions ease, and quality film product and patrons return to our cinemas, we anticipate being able to once again rely on the cash flows generated by our cinema portfolio. We are steadfast in our belief that this two-pronged, diversified international business strategy will carry our Company through these difficult times as we continue to navigate the uncertainty and challenges posed by the global COVID-19 pandemic, including the emergence of new variants.

Key Performance Indicators

A key performance indicator utilized by management is Food and Beverage (“F&B”) Spend Per Patron (“SPP”).

One of our strategic priorities has been and continues to be upgrading the food and beverage menu at a number of our global cinemas. We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our food and beverage operations. While ultimately, the profitability of our food and beverage operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis.

Due to factors discussed in our Cautionary Statement Regarding Forward-Looking Statements that continue to adversely impact cinema attendances, we do not currently believe that a discussion of Reading’s key performance indicators will serve as a useful metric for stockholders. However, we intend to resume providing a discussion of our key performance indicators in future filings.

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses through various subsidiaries under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, and Consolidated Theatres brands.

•in Australia, under the Reading Cinemas, the State Cinema by Angelika, and the unconsolidated joint venture, Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and the unconsolidated joint venture, Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of March 31, 2022.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	5	1	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	27	207	22	5
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	8	4
GRAND TOTAL		63	515	53	10

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Our cinema revenues consist primarily of admissions, F&B sales, screen advertising, gift card purchases, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) operating costs, such as employment costs and utilities, and (iii) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality first run films and the numbers of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2021 Form 10-K. We now present a discussion of recent material developments.

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of March 31, 2022, were as follows:

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

By the end of 2022, we anticipate adding an eight-screen complex scheduled to open at South City Square, Brisbane QLD. The new location will operate under the Angelika Film Center brand. By the end of 2023, we anticipate adding a five-screen Reading Cinema in Busselton in Western Australia. Both new cinema complexes are part of broader shopping center developments currently under construction.

Cinema Upgrades

As of March 31, 2022, all of the upgrades to our cinema circuits’ film exhibition technology and amenities over the years were as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	63	515
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	16	42
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	18	n/a
Premium Seating (features recliner seating)	30	189
Liquor Licenses (5)	37	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of March 31, 2022, we have pending applications for additional liquor licenses for eleven cinemas in the U.S and two in Australia.

Recent Enhancements:

United States

•Kapolei renovation: On March 3, 2022, we reopened our Consolidated Theatre in Kapolei, in Western Oahu, Hawaii with eight screens featuring recliner seating and a renovation of the lobby areas.

As of March 31, 2022, we have converted 110 of our 238 U.S. auditoriums to luxury recliner seating.

We continue to enhance our proprietary online ticketing and F&B capabilities, improve our contactless experiences, and develop our social media platforms. Our goal is to enhance the convenience and safety of our offerings while promoting guest affinity with our brands. The first quarter of 2022 was our first full quarter offering online ordering of a full F&B menu for our Reading Cinemas in Australia and New Zealand.

Cinema Closures

No cinemas are currently closed due to the COVID-19 or its variants. As of the date of this Report, one cinema in the United States and one cinema in New Zealand are closed due to reasons unrelated to the pandemic.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development and ownership and rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. As of March 31, 2022, we owned the fee interests in both of our live theatres in Manhattan and in 10 of our cinemas (as presented in the table under Cinema Exhibition Overview). In addition, we:

•owned our 44 Union Square property comprised of retail and office space which is currently in the lease-up phase. The lower level, ground floor, and second floor of the building are now fully leased to a national retailer, and construction for retail tenant fit out has begun;

•owned and operated four ETCs known as Newmarket Village (in a suburb of Brisbane), The Belmont Common (in a suburb of Perth), and Cannon Park (in Townsville) in Australia, and Courtenay Central (in Wellington) in New Zealand;

•owned and operated our administrative office building in Culver City and, during the second quarter 2020, entered into a multi-year lease with a corporate tenant for the entire second floor;

•owned and operated our administrative office building in South Melbourne, Australia;

•owned and operated the fee interests in two developed commercial properties in Manhattan improved with live theatres comprised of two stages;

•owned a 75% managing member interest in a limited liability company which in turn owns the fee interest in and improvements constituting our Cinemas 1,2,3;

•owned 197-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia; and

•have exercised our option to purchase the improvements and ground lease comprising our cinema, Village East by Angelika cinema, and headquarters building at 189 Second Avenue in Manhattan.

For a breakdown of our real estate assets, made current by our discussion below, please refer to Part I, Item 1 – Our Business of our 2021 Form 10-K. We now present a discussion of recent material developments.

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

•Minetta Lane Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was used by Audible, to present plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. Due to COVID-19, no shows were presented between March 2020 and October 8, 2021, the date on which public performances resumed. In late 2019, we completed an initial feasibility study for the potential redevelopment of this asset. We will refocus our efforts on this project at a later date. In the interim, we renewed our license arrangement with Audible which extends through March 15, 2023, with a one-year option to extend held by Audible.

•Cinemas 1,2,3 Redevelopment (New York, N.Y.) – We have received the consent of the 25% minority member of the ownership entity for the redevelopment of the property. We continue to evaluate the potential to redevelop the property as a mixed-use property. As our negotiations with our neighbor for a joint development did not bear fruit and given the closure of our two cinemas in New York City’s Upper East Side, we have determined to continue to operate this location as a cinema for at least the near term. All other redevelopment activity related to this location has been suspended, until we are able to develop a better understanding of the ongoing effects of COVID-19 on our assets and the market

New Zealand:

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

Corporate Matters

Refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 16 – Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Please refer to our 2021 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the three months ended March 31, 2022, and March 31, 2021, respectively:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2022	March 31, 2021	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$37,347	$18,115	>100%
Real estate	4,162	3,323	25%
Inter-segment elimination	(1,309)	(131)	(>100)%
Total revenue	40,200	21,307	89%
Operating expense
Cinema exhibition	(39,812)	(22,013)	(81)%
Real estate	(2,157)	(2,655)	19%
Inter-segment elimination	1,309	131	>100%
Total operating expense	(40,660)	(24,537)	(66)%
Depreciation and amortization
Cinema exhibition	(3,575)	(3,578)	-%
Real estate	(1,672)	(1,840)	9%
Total depreciation and amortization	(5,247)	(5,418)	3%
General and administrative expense
Cinema exhibition	(1,176)	(799)	(47)%
Real estate	(229)	(196)	(17)%
Total general and administrative expense	(1,405)	(995)	(41)%
Segment operating income
Cinema exhibition	(7,216)	(8,275)	13%
Real estate	104	(1,368)	>100%
Total segment operating income (loss)	$(7,112)	$(9,643)	26%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(277)	(231)	(20)%
General and administrative expense	(4,391)	(4,103)	(7)%
Interest expense, net	(3,205)	(4,363)	27%
Equity earnings of unconsolidated joint ventures	(65)	(50)	(30)%
Gain (loss) on sale of assets	—	46,545	(>100)%
Other income (expense)	(781)	1,641	(>100)%
Income before income taxes	(15,831)	29,796	(>100)%
Income tax benefit (expense)	378	(7,728)	>100%
Net income (loss)	(15,453)	22,068	(>100)%
Less: net income (loss) attributable to noncontrolling interests	(99)	3,103	(>100)%
Net income (loss) attributable to Reading International, Inc.	$(15,354)	$18,965	(>100)%
Basic earnings (loss) per share	$(0.70)	$0.87	(>100)%

Consolidated and Non-Segment Results:

Three Months Net Results

Revenue

Revenue for the three months ended March 31, 2022, increased by $18.9 million, to $40.2 million, when compared to the same period in the prior year. This increase was attributable to substantially all of our cinemas operating during the first three months of 2022, compared to the same period in 2021, when most or our U.S. cinemas were closed due to local government mandates for most of the reporting period. This increase was also favorably impacted by the release of more blockbuster films, such as the highly anticipated films The Batman and Uncharted. Specialty films have also bounced back and have shown strength, like Licorice Pizza and The Worst Person in the World. This result was further aided by the rental income generated from our U.S. Live Theatre business unit during the first three months of 2022, compared to the same period in 2021 (when our live theatres were closed). This increase was offset by the monetization of our Auburn/Redyard ETC in 2021, which generated property rental income from third party leases.

Segment Operating Income/(Loss)

Our total segment operating loss decreased from a loss of $9.6 million to a loss of $7.1 million due to easing government restrictions and better film content available during the current reporting period. This operating loss was mitigated by the rental revenue generated from our U.S. Live Theatre business unit during the first three months of 2022, compared to the same period in 2021 (when our live theatres were closed), partially offset by loss of third-party property income from our Auburn/Redyard ETC monetization in June 2021 and an increase in occupancy costs related to the monetization of our Invercargill property in August 2021.

Net Income/(Loss)

For the three months ended March 31, 2022, net loss attributable to Reading International, Inc. increased by $34.3 million, to a loss of $15.4 million, from net income of $19.0 million of the same period in the prior year. This loss increase is largely due to the prior period profits from our asset monetizations that did not reoccur for the three months ended March 31, 2022, partially offset by the increase in income tax benefit.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the three months ended March 31, 2022, increased 7%, or $0.3 million, to $4.4 million compared to the three months ended March 31, 2021. This increase is attributable to an increase in salaries and wages due to increased operating activities.

Interest Expense

Interest expense decreased by $1.2 million for the three months ended March 31, 2022, related to the repayment of certain debt as well as refinancing other debt.

Other Expense

Other expense increased by $2.4 million driven by foreign exchange losses on cash held by foreign operations in currencies other than their native currency.

Income Tax Expense

Income tax expense for the three months ended March 31, 2022, decreased by $8.1 million to a tax benefit of $0.4 million compared to the equivalent prior-year period. The change between 2022 and 2021 is primarily related to the decrease in pretax income in 2022, offset by increase in valuation allowance in 2022.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the three months ended March 31, 2022, and March 31, 2021, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2022	% of Revenue	March 31, 2021	% of Revenue	Three Months Ended
REVENUE
United States	Admissions revenue	$9,648	26%	$1,885	10%	>100%
	Food & beverage revenue	6,097	16%	1,241	7%	>100%
	Advertising and other revenue	1,772	5%	664	4%	>100%
		$17,517	47%	$3,790	21%	>100%
Australia	Admissions revenue	$10,181	27%	$7,464	41%	36%
	Food & beverage revenue	5,717	15%	3,722	21%	54%
	Advertising and other revenue	1,083	3%	932	5%	16%
		$16,981	45%	$12,118	67%	40%
New Zealand	Admissions revenue	$1,746	5%	$1,415	7%	23%
	Food & beverage revenue	942	3%	657	4%	43%
	Advertising and other revenue	161	0%	135	1%	19%
		$2,849	8%	$2,207	12%	29%

Total revenue		$37,347	100%	$18,115	100%	>100%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(5,231)	14%	$(810)	4%	(>100)%
	Food & beverage cost	(1,574)	4%	(314)	1%	(>100)%
	Occupancy expense	(6,050)	17%	(6,255)	35%	3%
	Other operating expense	(8,306)	22%	(3,032)	17%	(>100)%
		$(21,161)	57%	$(10,411)	57%	(>100)%
Australia	Film rent and advertising cost	$(4,440)	12%	$(3,029)	17%	(47)%
	Food & beverage cost	(1,196)	3%	(836)	5%	(43)%
	Occupancy expense	(4,328)	11%	(2,186)	12%	(98)%
	Other operating expense	(5,755)	15%	(3,538)	19%	(63)%
		$(15,719)	41%	$(9,589)	53%	(64)%
New Zealand	Film rent and advertising cost	$(720)	2%	$(565)	3%	(27)%
	Food & beverage cost	(170)	1%	(124)	1%	(37)%
	Occupancy expense	(850)	2%	(455)	2%	(87)%
	Other operating expense	(1,192)	3%	(870)	5%	(37)%
		$(2,932)	8%	$(2,014)	11%	(46)%

Total operating expense		$(39,812)	106%	$(22,013)	121%	(81)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,899)	5%	$(1,828)	10%	(4)%
	General and administrative expense	(776)	2%	(513)	3%	(51)%
		$(2,675)	7%	$(2,341)	13%	(14)%
Australia	Depreciation and amortization	$(1,434)	4%	$(1,426)	8%	(1)%
	General and administrative expense	(400)	1%	(287)	1%	(40)%
		$(1,834)	5%	$(1,713)	9%	(7)%
New Zealand	Depreciation and amortization	$(242)	1%	$(324)	2%	25%
	General and administrative expense	—	0%	—	0%	-%
		$(242)	1%	$(324)	2%	25%

Total depreciation, amortization, general and administrative expense		$(4,751)	13%	$(4,377)	24%	(9)%
OPERATING INCOME (LOSS) – CINEMA
United States		$(6,319)	(16)%	$(8,960)	(50)%	29%
Australia		(572)	(2)%	816	5%	(>100)%
New Zealand		(325)	(1)%	(131)	0%	(>100)%
Total Cinema operating income (loss)		$(7,216)	(19)%	$(8,275)	(45)%	13%

Three Months Results

Revenue

For the three months ended March 31, 2022, cinema revenue increased by $19.2 million, to $37.3 million compared to the same period in 2021. This increase is primarily driven by more days of operation and higher occupancy rates for our cinemas worldwide due to fewer government restrictions during the first three months of 2022, compared to the same period in the prior year. Further, the releases of major blockbuster films, such as The Batman and Uncharted significantly improved attendance. These favorable results were further enhanced by the opening of our new state-of-the-art cinemas in Millers Junction and Traralgon, Australia in June and December of 2021, respectively.

Cinema Segment Operating Income/(Loss)

Cinema segment operating loss for the three months ended March 31, 2022, decreased by $1.1 million, to a loss of $7.2 million when compared to the same period in 2021, due to fewer government restrictions and a higher quantity and quality of tentpole films released during the first three months of 2022. This loss decrease was partially offset by increased occupancy costs in Australia and New Zealand as a result of restarting internal rent that was abated during 2021.

Operating expense

Operating expense for the three months ended March 31, 2022, increased by $17.8 million, to $39.8 million due to increased (i) film rent correlated to higher admissions, (ii) other operating expenses, and (iii) occupancy costs in Australia and New Zealand as a result of restarting internal rent that was abated during 2021.

Depreciation, amortization, general and administrative expense

Depreciation, amortization, general and administrative expense for the three months ended March 31, 2022, increased by $0.4 million, to $4.8 million, compared to the same period in 2021. This increase is attributable to an increase in salaries and wages.

Real Estate

The following table details our real estate segment operating results for the three months ended March 31, 2022 and March 31, 2021, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2022	% of Revenue	March 31, 2021	% of Revenue	Three Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$516	12%	$82	2%	>100%
	Property rental income	160	4%	137	5%	17%
		676	16%	219	7%	>100%
Australia	Property rental income	3,130	75%	2,874	86%	9%
New Zealand	Property rental income	356	9%	230	7%	55%

Total revenue		$4,162	100%	$3,323	100%	25%
OPERATING EXPENSE
United States	Live theatre cost	$(177)	4%	$(95)	3%	(86)%
	Property cost	(325)	8%	(341)	10%	5%
	Occupancy expense	(256)	6%	(397)	12%	36%
		(758)	18%	(833)	25%	9%
Australia	Property cost	(470)	11%	(765)	23%	39%
	Occupancy expense	(522)	13%	(599)	18%	13%
		(992)	24%	(1,364)	41%	27%
New Zealand	Property cost	(306)	8%	(342)	10%	11%
	Occupancy expense	(101)	2%	(116)	4%	13%
		(407)	10%	(458)	14%	11%

Total operating expense		$(2,157)	52%	$(2,655)	80%	19%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(754)	19%	$(746)	22%	(1)%
	General and administrative expense	(227)	5%	(184)	6%	(23)%
		(981)	24%	(930)	28%	(5)%
Australia	Depreciation and amortization	$(692)	17%	$(842)	25%	18%
	General and administrative expense	(2)	0%	(9)	0%	78%
		(694)	17%	(851)	25%	18%
New Zealand	Depreciation and amortization	(226)	5%	(253)	8%	11%
	General and administrative expense	—	0%	(2)	0%	100%
		(226)	5%	(255)	8%	11%
Total depreciation, amortization, general and administrative expense		$(1,901)	46%	$(2,036)	61%	7%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(1,063)	(26)%	$(1,544)	(46)%	31%
Australia		1,444	35%	659	20%	>100%
New Zealand		(277)	(7)%	(483)	(15)%	43%
Total real estate operating income (loss)		$104	2%	$(1,368)	(41)%	>100%

Three Months Results

Revenue

Real estate revenue for the three months ended March 31, 2022, increased by $0.8 million to $4.2 million, compared to the same period in 2021. This increase is largely due to rental revenue generated from our U.S. Live Theatre business unit and an increase in internal rental income in Australia and New Zealand that was abated during 2021. This revenue increase was partially offset by loss of third-party rental income from the monetization of our Auburn/Redyard ETC in June 2021 and the elimination of internal rental income from the monetization of our Invercargill property in August 2021.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the three months ended March 31, 2022, increased by $1.5 million, to $0.1 million, compared to the loss of $1.5 million from the same period in 2021. This increase is attributable to rental revenue generated from our U.S. Live Theatre business unit and an increase in internal rental income in Australia and New Zealand that was abated during 2021.

Operating Expense

Operating expense for the three months ended March 31, 2022, decreased by $0.5 million, to $2.2 million. The asset monetization of our Coachella and Manukau landholdings, our Auburn/Redyard ETC, and Invercargill property contributed to decreases in operating expenses quarter-over-quarter.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the three months ended March 31, 2022, remained relatively flat at $1.9 million. There was a slight decrease in depreciation and amortization in Australia related to the monetization of our Auburn/Redyard ETC and Invercargill property.

LIQUIDITY AND CAPITAL RESOURCES

Our COVID-19 Financing Strategy

Our Financing Strategy

Prior to the interruption to our revenues caused by the COVID-19 pandemic, we had used cash generated from operations and other excess cash to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This provided us with availability under our loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we have reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary. On March 3, 2022, we exercised the first of two six-month options to extend the Cinemas 1,2,3 Term Loan, taking the maturity to October 1, 2022.

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

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 11 – Borrowings.

The changes in cash and cash equivalents for the three months ended March 31, 2022, and March 31, 2021, respectively, are discussed as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021	% Change
Net cash provided by (used in) operating activities	$(14,062)	$(3,774)	(>100)%
Net cash provided by (used in) investing activities	(1,775)	63,906	(>100)%
Net cash provided by (used in) financing activities	(1,606)	(45,713)	96%
Effect of exchange rate on cash and restricted cash	687	(326)	>100%
Increase (decrease) in cash and cash equivalents and restricted cash	$(16,756)	$14,093	(>100)%

Operating activities

Cash used in operating activities for the three months ended March 31, 2022, increased by $10.3 million, to $14.1 million driven by a $22.3 million increase in net changes in operating assets and liabilities primarily resulting from tax payable, accrued expenses, accounts payable, and film rent, offset by an increase in cash inflows from and improvement in trading conditions.

Investing activities

Cash used in investing activities during the three months ended March 31, 2022, increased by $65.7 million, to $1.8 million when compared to the same period in 2021. This increase is primarily attributable to the proceeds from the monetizations of our assets in 2021 that did not occur in the current reporting period.

Financing activities

Cash used in financing activities for the three months ended March 31, 2022, decreased by $44.1 million, to $1.6 million due to prior year debt repayments discussed in Part 1 – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 11 – Borrowings.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the first quarter ended March 31, 2022, and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	March 31, 2022	2021	2020	2019	2018(1)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$67,263	$83,251	$26,826	$12,135	$13,127
Unused borrowing facility	12,000	12,000	15,490	73,920	85,886
Restricted for capital projects	12,000	12,000	9,377	13,952	30,318
Unrestricted capacity	—	0	6,113	59,968	55,568
Total resources at period end	79,263	95,251	42,316	86,055	99,013
Total unrestricted resources at period end	67,263	83,251	32,939	72,103	68,695
Debt-to-Equity Ratio
Total contractual facility	$250,142	$248,948	$300,449	$283,138	$252,929
Total debt (gross of deferred financing costs)	238,142	236,948	284,959	209,218	167,043
Current	41,696	12,060	42,299	37,380	30,393
Non-current	196,446	224,888	242,660	171,838	136,650
Finance lease liabilities	57	68	209	—	—
Total book equity	93,494	105,060	81,173	139,616	179,979
Debt-to-equity ratio	2.55	2.26	3.51	1.50	0.93
Changes in Working Capital
Working capital (deficit)(2)	$(55,613)	$(6,673)	$(64,140)	$(84,138)	$(56,047)
Current ratio	0.60	0.94	0.47	0.24	0.35
Capital Expenditures (including acquisitions)	$1,741	$14,428	$16,759	$47,722	$56,827

(1)Please refer to Part II – Notes to Consolidated Financial Statements-- Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statements Correction of Immaterial Errors of the 2021 Form 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

(2)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

At March 31, 2022, our total outstanding borrowings were $238.1 million compared to $236.9 million at December 31, 2021. As of March 31, 2022, we had $67.3 million in cash and cash equivalents compared to $83.3 million at December 31, 2021. At March 31, 2022, our cash and cash equivalents totaled $67.3 million.

We manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditures, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. Following these drawdowns, our global debt was $275.9 million. Since then, we have reduced our debt to $238.1 million as of March 31, 2022.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2022:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Debt(1)	$31,582	$115,764	$52,900	$300	$314	$7,500	$208,360
Operating leases, including imputed interest	26,095	34,725	33,246	31,258	28,958	161,182	315,464
Finance leases, including imputed interest	30	29	—	—	—	—	59
Subordinated debt(1)	536	747	586	—	—	27,913	29,782
Pension liability	513	684	684	684	684	925	4,174
Estimated interest on debt (2)	7,889	7,715	2,665	1,532	1,517	611	21,929
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$66,645	$165,564	$90,081	$33,774	$31,473	$198,131	$585,668

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

Please refer to Part I, Item 3 – Legal Proceedings in our 2021 Form 10-K for more information. There have been no material changes to our litigation since our 2021 Form 10-K, except as set forth in Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q. This note sets out our litigation accounting policies.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the first three months ended March 31, 2022.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the first three months ended March 31, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding the closures and reopening of our cinemas and theatres, including our expectations regarding renovations and addition of cinemas; our expected operating results, including the long-term impact of the COVID-19 pandemic and our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our expectations regarding the impact of inflation on disposable income and its effect on customer attendance; our belief regarding the impact of a tightening labor market and supply disruptions on our business; our expectations regarding the enhancement of our proprietary online ticketing capabilities and social media interfaces; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; and our expectations of our liquidity and capital requirements and the allocation of funds. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

•the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies, and the spread of COVID-19 and its variants;

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

•our exposure from time to time to legal claims and to uninsurable risks, such as those related to our historic railroad operations, including potential environmental claims and health-related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems, and class actions and private attorney general wage and hour and/or safe workplace-based claims; and uncertainty of the outcome of litigation or arbitration related to our various real estate assets and operations;

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

•the impact of the events occurring in Eastern Europe and the conflict taking place in Ukraine;

•potential inflationary pressures; and

•changes in applicable accounting policies and practices.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, earthquakes, pandemics, such as COVID-19, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Part I, Item 1A - Risk Factors and Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K, as well as the risk factors set forth in any other filings made under the Securities Act of 1934, as amended, including any of our Quarterly Reports on Form 10-Q, for more information.

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

Exchange Rates
Australia $
New Zealand $
US$ Per Unit of Foreign Currency
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Average Yearly Rate

In recent periods, we have paid material intercompany dividends and have repaid intercompany debt, using these proceeds to fund capital investment in the United States. Accordingly, our debt levels in Australia are higher than they would have been if funds had not been returned for such purposes. On a company wide basis, this means that a reduction in the relative strength of the U.S. dollar versus the Australian dollar and/or the New Zealand dollar would effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand.

Our Company transacts business in Australia and New Zealand and are subject to risks associated with fluctuating foreign currency exchange rates. During the first quarter of 2022, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 6.3% and 6.0%, respectively, compared to the same period prior year.

At March 31, 2022, approximately 37% and 7% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $60.5 million in cash and cash equivalents. At December 31, 2021, approximately 40% and 8% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $51.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $2.7 million for the three months ended March 31, 2022. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of March 31, 2022, and December 31, 2021, the balance of cumulative foreign currency translation adjustments were approximately $9.5 million gain and $6.8 million gain, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $469,000 increase or decrease in our quarterly interest expense.

For further discussion on market risks, please refer to Part I, Item 1A – Risk Factors included on our 2021 Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Part I, Item 3 – Legal Proceedings, contained in our 2021 Form 10-K.

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in our 2021 Form 10-K, the following risk factor was identified:

None.

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

Item 1.01 Entry into a Material Definitive Agreement

None.

Item 6 – Exhibits

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

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: May 10, 2022

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: May 10, 2022

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer