Form 10-Q
period 2022-06-30
READING INTERNATIONAL INC
filed 2022-08-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2022, there were 20,363,234 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$49,905	$83,251
Restricted cash	11,544	5,320
Receivables	5,277	5,360
Inventories	1,469	1,408
Derivative financial instruments - current portion	1,223	96
Prepaid and other current assets	5,012	4,871
Total current assets	74,430	100,306
Operating property, net	292,374	306,657
Operating lease right-of-use assets	208,955	227,367
Investment and development property, net	8,692	9,570
Investment in unconsolidated joint ventures	4,636	4,993
Goodwill	25,532	26,758
Intangible assets, net	2,783	3,258
Deferred tax asset, net	2,372	2,220
Derivative financial instruments - non-current portion	—	112
Other assets	7,809	6,461
Total assets	$627,583	$687,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$39,936	$39,678
Film rent payable	6,369	7,053
Debt - current portion	60,474	11,349
Subordinated debt - current portion	729	711
Derivative financial instruments - current portion	20	181
Taxes payable - current	1,759	10,655
Deferred revenue	9,390	9,996
Operating lease liabilities - current portion	23,897	23,737
Other current liabilities	9,268	3,619
Total current liabilities	151,842	106,979
Debt - long-term portion	138,013	195,198
Subordinated debt, net	26,839	26,728
Noncurrent tax liabilities	6,863	7,467
Operating lease liabilities - non-current portion	205,974	223,364
Other liabilities	15,825	22,906
Total liabilities	$545,356	$582,642
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,299,344 issued and 20,363,234 outstanding at June 30, 2022 and
33,198,500 issued and 20,262,390 outstanding at December 31, 2021	234	233
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2022 and December 31, 2021	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	152,778	151,981
Retained earnings/(deficits)	(30,422)	(12,632)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(812)	4,882
Total Reading International, Inc. stockholders’ equity	81,388	104,074
Noncontrolling interests	839	986
Total stockholders’ equity	82,227	105,060
Total liabilities and stockholders’ equity	$627,583	$687,702

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Cinema	$61,770	$32,715	$99,117	$50,829
Real estate	2,741	3,318	5,595	6,510
Total revenue	64,511	36,033	104,712	57,339
Costs and expenses
Cinema	(50,769)	(31,366)	(89,271)	(53,248)
Real estate	(2,206)	(2,564)	(4,363)	(5,219)
Depreciation and amortization	(5,247)	(5,801)	(10,771)	(11,451)
Impairment expense	(1,549)	—	(1,549)	—
General and administrative	(6,312)	(8,834)	(12,107)	(13,931)
Total costs and expenses	(66,083)	(48,565)	(118,061)	(83,849)
Operating income (loss)	(1,572)	(12,532)	(13,349)	(26,510)
Interest expense, net	(3,343)	(3,005)	(6,548)	(7,368)
Gain (loss) on sale of assets	—	43,241	—	89,786
Other income (expense)	3,773	154	2,990	1,795
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(1,142)	27,858	(16,907)	57,703
Equity earnings of unconsolidated joint ventures	237	283	172	233
Income (loss) before income taxes	(905)	28,141	(16,735)	57,936
Income tax benefit (expense)	(1,538)	(5,547)	(1,160)	(13,275)
Net income (loss)	$(2,443)	$22,594	$(17,895)	$44,661
Less: net income (loss) attributable to noncontrolling interests	(7)	(108)	(105)	2,994
Net income (loss) attributable to Reading International, Inc.	$(2,436)	$22,702	$(17,790)	$41,667
Basic earnings (loss) per share	$(0.11)	$1.04	$(0.81)	$1.91
Diluted earnings (loss) per share	$(0.11)	$1.01	$(0.81)	$1.86
Weighted average number of shares outstanding–basic	22,040,512	21,808,556	21,995,186	21,784,700
Weighted average number of shares outstanding–diluted	22,952,960	22,480,168	22,907,634	22,456,919

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$(2,443)	$22,594	$(17,895)	$44,661
Foreign currency translation gain (loss)	(9,668)	(1,698)	(6,989)	(4,356)
Gain (loss) on cash flow hedges	395	55	1,194	116
Other	54	51	101	103
Comprehensive income (loss)	(11,662)	21,002	(23,589)	40,524
Less: net income (loss) attributable to noncontrolling interests	(7)	(108)	(105)	2,994
Less: comprehensive income (loss) attributable to noncontrolling interests	1	—	1	—
Comprehensive income (loss)	$(11,656)	21,110	$(23,485)	$37,530

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net income (loss)	$(17,895)	$44,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(172)	(233)
Distributions of earnings from unconsolidated joint ventures	288	—
Gain (loss) recognized on foreign currency transactions	(2,312)	(1,809)
Loss provision on impairment of asset	1,549	—
(Gain) Loss on sale of assets	—	(89,786)
Amortization of operating leases	11,713	11,453
Amortization of finance leases	23	25
Change in operating lease liabilities	(11,688)	(10,931)
Change in net deferred tax assets	(270)	(79)
Depreciation and amortization	10,771	11,451
Other amortization	767	600
Stock based compensation expense	882	915
Net changes in operating assets and liabilities:
Receivables	(77)	(145)
Prepaid and other assets	(1,131)	(2,017)
Payments for accrued pension	(342)	(342)
Accounts payable and accrued expenses	464	15,802
Film rent payable	(485)	502
Taxes payable	(8,741)	20,884
Deferred revenue and other liabilities	(901)	(6,929)
Net cash provided by (used in) operating activities	(17,557)	(5,978)
Investing Activities
Purchases of and additions to operating and investment properties	(3,661)	(4,460)
Contributions to unconsolidated joint ventures	(33)	—
Proceeds from sale of assets	—	141,363
Net cash provided by (used in) investing activities	(3,694)	136,903
Financing Activities
Repayment of borrowings	(3,889)	(75,257)
Repayment of finance lease principal	(24)	(25)
Proceeds from borrowings	—	45,337
Capitalized borrowing costs	(214)	(1,481)
(Cash paid) proceeds from the settlement of employee share transactions	(83)	(113)
Noncontrolling interest contributions	4	—
Noncontrolling interest distributions	(43)	(5,300)
Net cash provided by (used in) financing activities	(4,249)	(36,839)
Effect of exchange rate on cash and restricted cash	(1,622)	(2,456)
Net increase (decrease) in cash and cash equivalents and restricted cash	(27,122)	91,630
Cash and cash equivalents and restricted cash at the beginning of the year	88,571	26,834
Cash and cash equivalents and restricted cash at the end of the year	$61,449	$118,464

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$49,905	$111,752
Restricted cash	11,544	6,712
	$61,449	$118,464

Supplemental Disclosures
Interest paid	$5,526	$5,181
Income taxes (refunded) paid	9,637	(3,526)
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,727	8,065

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

The table below summarizes the results of operations for each of our business segments for the quarter and six months ended June 30, 2022, and 2021, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Revenue:
Cinema exhibition	$61,770	$32,715	$99,117	$50,829
Real estate	4,032	3,448	8,195	6,771
Inter-segment elimination	(1,291)	(130)	(2,600)	(261)
	$64,511	$36,033	$104,712	$57,339
Segment operating income (loss):
Cinema exhibition	$3,452	$(7,345)	$(3,765)	$(15,621)
Real estate	(88)	(1,054)	21	(2,423)
	$3,364	$(8,399)	$(3,744)	$(18,044)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Segment operating income (loss)	$3,364	$(8,399)	$(3,744)	$(18,044)
Unallocated corporate expense
Depreciation and amortization expense	(268)	(387)	(546)	(618)
General and administrative expense	(4,668)	(3,746)	(9,059)	(7,848)
Interest expense, net	(3,343)	(3,005)	(6,548)	(7,368)
Equity earnings of unconsolidated joint ventures	237	283	172	233
Gain (loss) on sale of assets	—	43,241	—	89,786
Other income (expense)	3,773	154	2,990	1,795
Income (loss) before income tax expense	$(905)	$28,141	$(16,735)	$57,936

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

Operating results for the quarter and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Liquidity Impact

While substantially all our cinemas are open, COVID-19 and its legacy impacts continue to adversely impact cinema operations. Patrons are not yet returning to the cinemas at pre-pandemic levels. This may be due to a variety of factors including reticence to engage in outside the home activities that involve a material number of individuals in an enclosed venue, the lack of compelling film product, competition from alternative forms of “in the home” entertainment, the impact of inflation on both disposable income and operating costs. Consequently, our Company’s revenues and earnings for the quarter ended June 30, 2022, are lower than those of pre-COVID-19 operations. Such effects will likely continue, to varying degrees at least for the near term. Higher film rents and competition from streaming simply may be part of the competitive landscape going forward and will become, for us and our competitors, simply a cost of doing business and it may be that it will take a while for the public generally to feel comfortable in a cinema environment. While our revenues and earnings as compared to the quarter ended June 30, 2021, have increased as all of our cinemas closed by COVID have remained open for the entire quarter, and as virtually all of our third-party tenants are now open for business on a full rent paying basis, we cannot provide any assurances as to the nature or pace of a return of our cinema operations to prior operating levels.

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. Management’s evaluation is informed by current liquidity positions, cashflow estimates, known capital and other expenditure requirements and commitments and management’s current business plan and strategies. Our forecasts and cash flow estimates are based on the current expectation that the global cinema industry will continue to recover in 2022 and 2023. Forecasts are by their nature inherently uncertain, and the effects of COVID-19 and its aftermath continue to cause greater forecasting difficulties than would otherwise exist in more stable economic times. While we are seeing substantial evidence of recovery, our forecasts regarding the cinema portion of our business rely upon the ability and desire of moviegoers to return to the movie theatres. Many factors influencing this are outside of management’s control, but are, nevertheless, material, individually and in the aggregate, to the realization of management’s forecasts and expectations. Regardless, we believe that our current financial position, forecasts and cash flow estimates based on our current expectations of industry performance and recovery, mean that our Company has sufficient resources to meet its obligations as they become due within one year after the issuance of this Report.

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2021, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups. No impairment charges were recorded for the year ending December 31, 2021. For the quarter and six months ended June 30, 2022, while our financial performance has been improving, certain sites have not improved commensurate with the wider group performance, and as such are no longer expected to be able to recover their asset group values. As a result, we have reassessed these sites under our impairment testing methodology and determined that a $1.5 million impairment charge against these sites was necessary. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of December 31, 2021. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Given the improvements in trading conditions during 2021 and through the six months of 2022, no impairment of goodwill has been recognized for the quarter ended June 30, 2022. The causes of the impairment of certain cinema assets does not materially impact our goodwill assessment. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2022. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
	June 30, 2022		December 31, 2021	June 30, 2021
Spot Rate
Australian Dollar	0.6905		0.7260	0.7496
New Zealand Dollar	0.6245		0.6839	0.6978
Average Rate
Australian Dollar	0.7143	0.7192	0.7517	0.7702	0.7716
New Zealand Dollar	0.6500	0.6631	0.7077	0.7153	0.7173

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Reading International, Inc	$(2,436)	22,702	$(17,790)	$41,667
Denominator:
Weighted average number of common stock – basic	22,040,512	21,808,556	21,995,186	21,784,700
Weighted average dilutive impact of awards	912,448	671,612	912,448	672,219
Weighted average number of common stock – diluted	22,952,960	22,480,168	22,907,634	22,456,919
Basic earnings (loss) per share	$(0.11)	1.04	$(0.81)	$1.91
Diluted earnings (loss) per share	$(0.11)	1.01	$(0.81)	$1.86
Awards excluded from diluted earnings (loss) per share	912,448	492,344	912,448	492,344

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. During the first six months of 2022 and 2021, we did not repurchase any shares of Class A Common Stock or Class B Common Stock.

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

Note 6 – Property and Equipment

Operating Property, net

As of June 30, 2022, and December 31, 2021, property associated with our operating activities is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Land	$67,624	$69,459
Building and improvements	213,157	219,580
Leasehold improvements	63,382	58,349
Fixtures and equipment	193,404	202,837
Construction-in-progress	5,209	5,395
Total cost	542,776	555,620
Less: accumulated depreciation	(250,402)	(248,963)
Operating property, net	$292,374	$306,657

Depreciation expense for operating property was $5.3 million and $10.6 million for the quarter and six months ended June 30, 2022, and $5.9 million and $11.3 million for the quarter and six months ended June 30, 2021.

Investment and Development Property, net

As of June 30, 2022, and December 31, 2021, our investment and development property is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Land	$3,797	$4,193
Construction-in-progress (including capitalized interest)	4,895	5,377
Investment and development property	$8,692	$9,570

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2022, are shown below:

(Dollars in thousands)	Balance, December 31, 2021	Additions during the period	Completed during the period	Foreign currency translation	Balance, June 30, 2022
Courtenay Central development	6,918	124	—	(605)	6,437
Cinema developments and improvements	2,942	1,733	(2,707)	(35)	1,933
Other real estate projects	912	964	(100)	(42)	1,734
Total	$10,772	$2,821	$(2,807)	$(682)	$10,104

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

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2022, and December 31, 2021:

		June 30,	December 31,
(Dollars in thousands)	Interest	2022	2021
Rialto Cinemas	50.0%	$914	$1,017
Mt. Gravatt	33.3%	3,722	3,976
Total investments		$4,636	$4,993

For the quarter and six months ended June 30, 2022 and 2021, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Rialto Cinemas	$33	$102	$(52)	$52
Mt. Gravatt	204	181	224	181
Total equity earnings	$237	$283	$172	$233

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2022, and December 31, 2021.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2021	$21,534	$5,224	$26,758
Foreign currency translation adjustment	(1,226)	—	(1,226)
Balance at June 30, 2022	$20,308	$5,224	$25,532

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2022. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2022, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of June 30, 2022, and December 31, 2021, respectively.

	As of June 30, 2022
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,243	$9,059	$4,927	$26,229
Less: Accumulated amortization	(11,945)	(7,751)	(3,710)	(23,406)
Less: Impairments	—	—	(40)	(40)
Net intangible assets other than goodwill	$298	$1,308	$1,177	$2,783

	As of December 31, 2021
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,335	$9,058	$4,996	$26,389
Less: Accumulated amortization	(12,002)	(7,660)	(3,452)	(23,114)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$333	$1,398	$1,527	$3,258

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2022

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beneficial lease amortization	$22	$29	$44	$59
Other amortization	132	105	267	270
Total intangible assets amortization	$154	$134	$311	$329

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Prepaid and other current assets
Prepaid expenses	$2,205	$1,185
Prepaid taxes	1,114	1,929
Income taxes receivable	61	52
Prepaid rent	1,323	1,438
Deposits	236	244
Other receivables	51	—
Investments in marketable securities	22	23
Total prepaid and other current assets	$5,012	$4,871
Other non-current assets
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	5,829	4,477
Long-term deposits	8	12
Total other non-current assets	$7,809	$6,461

Note 10 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was (6.9%) and 22.9% for the six months ended June 30, 2022, and 2021, respectively.  The difference is primarily due to the increase in both valuation allowance and unrecognized tax benefits as well as a decrease in Global Intangible Low-Taxed Income (“GILTI”) tax in 2022.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Borrowings

Our Company’s borrowings at June 30, 2022 and December 31, 2021, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2022
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$26,839	5.29%	5.29%
Bank of America Credit Facility (US)	March 6, 2023	36,750	36,750	36,663	7.25%	7.25%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2022	23,735	23,735	23,260	4.25%	4.25%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,960	3.11%	5.15%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,807	8,807	8,739	4.64% / 4.44%	4.61%
Union Square Financing (US)(3)	May 6, 2024	55,000	43,000	42,282	8.51%	7.40%
Purchase Money Promissory Note (US)	September 18, 2024	1,692	1,692	1,692	5.00%	5.00%
Denominated in foreign currency ("FC") (4)
NAB Corporate Term Loan (AU)	December 31, 2023	70,086	70,086	69,977	2.35%	2.35%
Westpac Bank Corporate (NZ)	January 1, 2024	8,643	8,643	8,643	4.70%	4.70%
		$240,626	$228,626	$226,055

(1)Net of deferred financing costs amounting to $2.6 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The interest rate derivative associated with the Union Square loan provides for an maximum effective rate of 7.40%.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2022.

	As of December 31, 2021
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$26,728	4.13%	4.13%
Bank of America Credit Facility (US)	March 6, 2023	39,500	39,500	39,364	5.75%	5.75%
Cinemas 1, 2, 3 Term Loan (US)	April 1, 2022	24,039	24,039	23,680	4.25%	4.25%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,944	2.14%	5.15%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,936	8,936	8,860	4.64% / 4.44%	4.64%
Union Square Financing (US)(3)	May 6, 2024	55,000	43,000	42,002	7.00%	7.00%
Purchase Money Promissory Note (US)	September 18, 2024	2,043	2,043	2,043	5.00%	5.00%
Denominated in foreign currency ("FC") (4)
NAB Corporate Term Loan (AU)	December 31, 2023	74,052	74,052	73,900	1.82%	1.82%
Westpac Bank Corporate (NZ)	January 1, 2024	9,465	9,465	9,465	3.45%	3.45%
Total		$248,948	$236,948	$233,986

(1)Net of deferred financing costs amounting to $3.0 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The interest rate derivative associated with the Union Square loan provides for an effective fixed rate of 7.00%.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2021.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	June 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2022	2021
Debt - current portion	$60,474	$11,349
Debt - long-term portion	138,013	195,198
Subordinated debt - current portion	729	711
Subordinated debt - long-term portion	26,839	26,728
Total borrowings	$226,055	$233,986

Bank of America Credit Facility

Our $55.0 million credit facility with Bank of America matures on March 6, 2023. The interest rate on borrowings under this facility is fixed at 3.0% above the “Eurodollar” rate, which itself has a floor of 1.0%.

On November 8, 2021, and effective in Q4 of 2021, Bank of America replaced all of our covenants with a single liquidity test and converted the line of credit into a term loan with scheduled repayments.

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

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $20.0 million term loan with Valley National Bank with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022, with two six month options to extend. We executed the first extension option on March 3, 2022, taking the maturity to October 1, 2022. We have one remaining six month extension, which when executed will take the maturity date to April 1, 2023.

Union Square Financing

On May 7, 2021, we closed on a new three year $55.0 million loan facility with Emerald Creek Capital secured by our 44 Union Square property and certain limited guarantees. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0 % and includes provisions for a prepaid interest and property tax reserve fund. The loan contains a reserve for existing mechanic’s liens. The loan has two 12-month options to extend, but may be repaid at any time, subject to notice and a minimum interest payment equal to the positive difference between interest paid on the loan through the pre-payment date and one year’s interest. In effect, the loan may be repaid after May 7, 2022, without the payment of any premium.

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

Westpac Bank Corporate Credit Facility (NZ)

Our Westpac Corporate Credit Facility for NZ$13.8 million matures on January 1, 2024. The facility currently carries an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively.

Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the second quarter of 2022.

Australian NAB Corporate Term Loan (AU)

Our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matures on December 31, 2023. It consists of (i) a AU$100.0 million Corporate Loan facility at 1.75% above BBSY with a due date of December 31, 2023, of which AU$60.0 million is revolving and AU$40.0 million is core, (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum and (iii) a further AU$3.0 million of core debt added in December 2020, relating to the funding of our cinema at Jindalee, Queensland, which is repayable in semi-annual installments of AU$500,000, the first installment being April 30, 2021, until fully repaid on October 31, 2023.

On November 2, 2021, NAB modified our Fixed Charge Cover Ratio and Leverage Ratio covenants, reducing the measurement requirements and in some instances removing the requirement to test.

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Current liabilities
Lease liability	$5,900	$—
Liability for demolition costs	2,542	2,783
Accrued pension	684	684
Security deposit payable	68	69
Finance lease liabilities	33	40
Other	41	43
Other current liabilities	$9,268	$3,619
Other liabilities
Lease make-good provision	7,677	7,766
Accrued pension	3,374	3,605
Deferred rent liability	3,091	3,930
Environmental reserve	1,656	1,656
Lease liability	—	5,900
Acquired leases	16	21
Finance lease liabilities	11	28
Other non-current liabilities	$15,825	$22,906

Pension Liability – Supplemental Executive Retirement Plan

On August 29, 2014, the Supplemental Executive Retirement Plan (“SERP”) that has been effective since March 1, 2007, was ended and replaced in accordance with the terms of a pension annuity. As a result of the termination of the SERP program, the accrued pension liability of $7.6 million was reversed and replaced with this pension annuity liability of $7.5 million. The valuation of the liability is based on the present value of $10.2 million discounted at a rate of 4.25% over a 15-year term, resulting in a monthly payment of $57,000. The discounted value of $2.7 million (which is the difference between the estimated payout of $10.2 million and the present value of $7.5 million) as of August 29, 2014, will be amortized and expensed based on the 15-year term. In addition, the accumulated actuarial loss of $3.1 million recorded, as part of other comprehensive income will also be amortized based on the 15-year term.

In February 2018, we made a payment of $2.4 million relating to the annuity representing payments for the 42 months outstanding at the time. Monthly ongoing payments of $57,000 are now being made.

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $4.1 million at June 30, 2022. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the six months ended June 30, 2022, and 2021. Our pension plan is unfunded.

During the quarter and six months ended June 30, 2022, the interest cost was $55,000, and $111,000, respectively, and the actuarial loss was $51,000 and $103,000, respectively. During the quarter and six months ended June 30, 2021, the interest cost was $61,000 and $123,000, respectively, and the actuarial loss was $51,000 and $104,000, respectively.

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2022	$6,842	$(14)	$(1,969)	$23	$4,882

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	1,145	1,145
Amounts reclassified from accumulated other comprehensive income	—	—	—	49	49
Net change related to derivatives	—	—	—	1,194	1,194

Net current-period other comprehensive income (loss)	(6,989)	(2)	103	1,194	(5,694)
Balance at June 30, 2022	$(147)	$(16)	$(1,866)	$1,217	$(812)

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

On July 13, 2021, following a mediation, the parties agreed to settle the claims set forth in the remaining lawsuits (specifically, the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint) for the Company’s payment of $4.0 million (the “Settlement Amount”).   The final settlement agreement has been executed and delivered by the parties, but remains contingent upon final court approval.  No date has yet been set for that hearing. The Settlement Amount is to be paid in two installments, one-half within 30 days of final court approval and the balance nine-months thereafter.   A court hearing on the settlement is not expected prior to the fourth quarter of 2022. We accrued the Settlement Amount in 2021 as a cinema segment administrative expense.

General Distributors Limited v. Reading Wellington Properties Arbitration

On June 18, 2021, General Distributors Limited (“GDL”), an owner and operator of supermarkets in New Zealand, filed an arbitration statement of claim (the “Statement of Claim”) in Auckland, New Zealand, against our wholly owned subsidiary, Reading Wellington Properties, Limited (“RWPL”), relating to the enforceability of an Agreement to Lease (the “ATL”) entered into between the parties in February 2013, contemplating the construction by RWPL and the lease by GDL of a supermarket in Wellington, New Zealand on property owned by RWPL. The ATL contemplated that GDL would also obtain certain rights to use parking spaces in an adjacent 9 story parking structure owned by another of our wholly owned subsidiaries, Courtenay Carpark Limited (the “Parking Garage”).   However, as a result of the Kaikōura earthquake on November 14, 2016, it was necessary to demolish the Parking Garage. It has not been rebuilt and there is currently no plan to rebuild it and neither RWPL nor Courtenay Carpark Limited have any legal right to rebuild it under presently existing laws controlling land use in Wellington.  Accordingly, we believe that it is impossible to deliver the specific parking rights contemplated by the ATL and, given the materiality of these parking rights to the transaction contemplated by the ATL, that the ATL has been frustrated and is of no ongoing force and effect.  In addition, there remain a variety of open business points which have not yet been resolved and which we believe, given the passage of time, render the contract null and unenforceable. GDL asserts a different view and is seeking a declaration that the ATL remains binding upon the parties and for specific performance by RWPL of the ATL.

RWPL has filed a response contesting GDL’s claims, and raising various affirmative defenses, including frustration and a failure of the parties to reach any specifically enforceable agreement as to certain fundament construction and construction cost issues.   No damages are being sought by GDL, other than costs, and no reserves for this matter have been established. RWPL is a limited liability company, its only asset being the parcel of unimproved land on which the supermarket was to be built. Discovery is complete, and the parties have exchanged witness statements. The arbitration is scheduled to be heard in the fourth quarter of this year.

During the quarter, in an effort to resolve the arbitration, the parties continued their “without prejudice” discussions as to possible alternatives pursuant to which a grocery store could be developed and leased to GDL.

Note 15 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd.:

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Australian Country Cinemas, Pty Ltd	$63	$48
Shadow View Land and Farming, LLC	—	(4)
Sutton Hill Properties, LLC	776	942
Noncontrolling interests in consolidated subsidiaries	$839	$986

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Australian Country Cinemas, Pty Ltd	$72	$(17)	$62	$41
Shadow View Land and Farming, LLC	—	14	(1)	3,166
Sutton Hill Properties, LLC	(79)	(105)	(166)	(213)
Net income (loss) attributable to noncontrolling interests	$(7)	$(108)	$(105)	$2,994

On March 5, 2021, Shadow View Land and Farming, LLC, sold its only asset, being certain land holdings in Coachella, California, for $11.0 million and is currently in the process of winding up and liquidating. See Note 6.

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2022	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(15,354)	—	—	(15,354)	(99)	(15,453)
Other comprehensive income, net	—	—	—	—	—	—	—	3,524	3,524	1	3,525
Share-based compensation expense	—	—	—	—	415	—	—	—	415	—	415
Restricted Stock Units	52	1	—	—	(32)	—	—	—	(31)	—	(31)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(22)	(22)
At March 31, 2022	20,312	$234	1,680	$17	$152,364	$(27,986)	$(40,407)	$8,406	$92,628	$866	$93,494
Net income	—	—	—	—	—	(2,436)	—	—	(2,436)	(7)	(2,443)
Other comprehensive income, net	—	—	—	—	—	—	—	(9,218)	(9,218)	1	(9,217)
Share-based compensation expense	—	—	—	—	466	—	—	—	466	—	466
Restricted Stock Units	49	—	—	—	(52)	—	—	—	(52)	—	(52)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(21)	(21)
At June 30, 2022	20,361	234	1,680	17	152,778	(30,422)	(40,407)	(812)	81,388	839	82,227

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2021	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173
Net income (loss)	—	—	—	—	—	18,965	—	—	18,965	3,102	22,067
Other comprehensive income, net	—	—	—	—	—	—	—	(2,545)	(2,545)	—	(2,545)
Share-based compensation expense	—	—	—	—	464	—	—	—	464	—	464
Restricted Stock Units	52	1	—	—	(111)	—	—	—	(110)	—	(110)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(5,300)	(5,300)
At March 31, 2021	20,121	$232	1,680	$17	$150,332	$(25,588)	$(40,407)	$9,957	$94,543	$1,206	$95,749
Net income	—	—	—	—	—	22,702	—	—	22,702	(108)	22,594
Other comprehensive income, net	—	—	—	—	—	—	—	(1,592)	(1,592)	—	(1,592)
Share-based compensation expense	—	—	—	—	450	—	—	—	450	—	450
Restricted Stock Units	4	—	—	—	(2)	—	—	—	(2)	—	(2)
At June 30, 2021	20,125	232	1,680	17	150,780	(2,886)	(40,407)	8,365	116,101	1,098	117,199

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

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at June 30, 2022, was 1,250,000, of which 307,895 remain available for future issuance. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase in the number of shares available for issuance under the 2020 Plan. At June 30, 2022, this potential increase in the number of shares eligible for issuance under the 2020 Plan was 307,382 Class A Common Stock.

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

No stock options were issued in the six months ended June 30, 2022.

For the quarters ended June 30, 2022, and 2021, we recorded compensation expense of $53,000 and $101,000, respectively, with respect to our prior stock option grants. For the six months ended June 30, 2022, and June 30, 2021, we recorded compensation expense of $106,000 and $201,000, respectively. At June 30, 2022, the total unrecognized estimated compensation expense related to non-vested stock options was $0.1 million, which we expect to recognize over a weighted average vesting period of 0.75 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at June 30, 2022, was $nil, as the closing price of our Common Stock on that date was $3.61.

The following table summarizes the number of options outstanding and exercisable as of June 30, 2022, and December 31, 2021:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2020	713,479	$14.64	2.18	$13,969
Granted	—	—	—	—
Exercised	(38,803)	4.66	—	63,831
Forfeited	(157,332)	11.87	—	—
Balance - December 31, 2021	517,344	$15.42	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(144,925)	15.97	—	—
Balance - June 30, 2022	372,419	$15.51	1.52	$—

Restricted Stock Units

The following table summarizes the status of unvested RSUs granted to date as of June 30, 2022:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	June 30, 2022	June 30, 2022	June 30, 2022

Opening balance	118,231	118,060	236,291	231,804	—	4,487

March 13, 2019	—	24,366	24,366	15,947	5,315	3,104
March 14, 2019	—	23,327	23,327	17,496	5,831	—
May 7, 2019	11,565	—	11,565	11,565	—	—
March 10, 2020	—	287,163	287,163	96,828	189,517	818
December 14, 2020	—	43,260	43,260	42,084	—	1,176
December 16, 2020	60,084	11,459	71,543	71,543	—	—
April 5, 2021	—	262,830	262,830	45,403	217,427	—
April 19, 2021	—	22,888	22,888	5,563	16,508	817
August 11, 2021	26,924	—	26,924	26,924	—	—
December 8, 2021	48,951	—	48,951	—	48,951	—
April 18, 2022	—	428,899	428,899	—	428,899	—

Total	265,755	1,222,252	1,488,007	565,157	912,448	10,402

RSU awards to management vest 25% on the anniversary of the grant date over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. On March 10, 2020, RSUs covering 287,163 shares were issued to members of executive management and other employees of our Company. Between December 14, 2020, and December 16, 2020, RSUs covering 114,803 shares were issued to members of executive management and other employees of our Company, all of which vested 100% on December 14 and 16, 2021, as applicable. In addition, we granted non-employee directors 60,084 RSUs (as well as 38,803 options) on December 16, 2020. In April 2021, RSUs covering 262,830 shares were issued to members of executive management. These RSUs have two structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. RSUs covering 22,888 shares were also issued to other employees of our Company. These awards vest 25% on the anniversary of the grant date over a period of four years. On August 11, 2021, and December 8, 2021, RSUs covering 26,924 and 48,951 shares, respectively, were issued to non-employee directors. On April 18, 2022, RSUs covering 428,899 shares were issued to members of executive management and other employees of our company.

The RSUs issued to non-employee directors on May 7, 2019, vested on May 6, 2020. The RSUs issued to non-employee directors on August 11, 2021, vested on December 8, 2021. The RSUs issued to non-employee directors on December 8, 2021, will vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the Grant Date or (ii) the date on which the Recipient has served such Recipient’s full term as a Director (December 8, 2022).

For the quarters ended June 30, 2022, and 2021, we recorded compensation expense of $413,000 and $419,000, respectively. For the six months ended June 30, 2022, and June 30, 2021, we recorded compensation expense of $775,000 and $782,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $3.9 million as of June 30, 2022, which we expect to recognize over a weighted average vesting period of 1.74 years.

Stock Repurchase Program

On March 2, 2017, our Company’s Board of Directors authorized management, at its discretion, to spend up to an aggregate of $25.0 million to acquire shares of Reading’s Class A Common Stock.  On March 14, 2019, the Board of Directors extended this stock buy-back program for two years, through March 2, 2021. On March 10, 2020, the Board increased the authorized amount by $25.0 million and extended it to March 2, 2022. At the present time, the amount available under the repurchase program authorization is $26.0 million. On May 5, 2022, the Board extended the program for two years, to March 10, 2024, making no changes to the available amount.

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

Under the stock repurchase program, as of June 30, 2022, our Company had acquired a total of 1,792,819 shares of Class A Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). No shares of Class A Common Stock were purchased in the quarter ended June 30, 2022. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30. This leaves $26.0 million available under the March 2, 2017, program, as extended, to March 10, 2024.

Note 17 – Leases

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

The components of lease expense were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$11	$12	$23	$25
Interest on lease liabilities	1	1	2	3
Operating lease cost	8,405	8,516	16,809	16,780
Variable lease cost	218	(1,594)	119	(2,744)
Total lease cost	$8,635	$6,936	$16,953	$14,064

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2022	2021
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$25	$27
Operating cash flows for operating leases	17,801	7,621
Right-of-use assets obtained in exchange for new operating lease liabilities	66	22,178

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Operating leases
Operating lease right-of-use assets	$208,955	$227,367
Operating lease liabilities - current portion	23,897	23,737
Operating lease liabilities - non-current portion	205,974	223,364
Total operating lease liabilities	$229,871	$247,101
Finance leases
Property plant and equipment, gross	364	374
Accumulated depreciation	(324)	(311)
Property plant and equipment, net	$40	$63
Other current liabilities	33	40
Other long-term liabilities	11	28
Total finance lease liabilities	$44	$68

Other information
Weighted-average remaining lease term - finance leases	1	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.21%	5.24%
Weighted-average discount rate - operating leases	4.48%	4.47%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2022	$16,805	$17
2023	33,572	29
2024	32,122	—
2025	30,147	—
2026	27,982	—
Thereafter	154,598	—
Total lease payments	$295,226	$46
Less imputed interest	(65,355)	(2)
Total	$229,871	$44

As of June 30, 2022, we have an additional cinema operating lease that has not yet commenced operations commenced operations of approximately $8.3 million. It is anticipated that this operating lease will commence in 2023 with a lease term of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Components of lease income
Lease payments	$2,034	$2,681	$4,104	$5,382
Variable lease payments	141	197	273	366
Total lease income	$2,175	$2,878	$4,377	$5,748

The book value of underlying assets under operating leases from owned assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Building and improvements
Gross balance	$137,080	$140,028
Accumulated depreciation	(24,477)	(23,923)
Net Book Value	$112,603	$116,105

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2022	$3,534
2023	6,618
2024	5,823
2025	4,953
2026	2,389
Thereafter	2,647
Total	$25,964

Note 18 – Hedge Accounting

As of June 30, 2022, and December 31, 2021, our Company held interest rate derivatives in the total notional amount of $51.0 million.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	June 30,		December 31,
	2022		2021
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$1,223	Derivative financial instruments - current portion	$96
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	112
Total derivatives designated as hedging instruments		$1,223		$208
Total derivatives		$1,223		$208

	Liability Derivatives
	June 30,		December 31,
	2022		2021
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$20	Derivative financial instruments - current portion	$181
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$20		$181
Total derivatives		$20		$181

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and six months ended June 30, 2022 and June 30, 2021, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended June 30, 2022		Six Months Ended June 30
		2022	2021	2022	2021
Interest rate contracts	Interest expense	$(19)	$55	$49	$115
Total		$(19)	$55	$49	$115

	Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Interest rate contracts	$(414)	$61	$(1,145)	$(1)
Total	$(414)	$61	$(1,145)	$(1)

	Loss (Gain) Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Interest expense	$(19)	$61	$49	$115
Total	$(19)	$61	$49	$115

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

As of June 30, 2022, and December 31, 2021, we had derivative financial assets carried and measured at fair value on a recurring basis of $1.2 million and $208,000, respectfully. As of June 30, 2022, and December 31, 2021, we had derivative financial liabilities carried and measured at fair value on a recurring basis of $20,000 and $181,000 respectively.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2022, and December 31, 2021, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2022
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$199,021	$—	$—	$197,548	$197,548
Subordinated debt	29,605	—	—	21,845	21,845
	$228,626	$—	$—	$219,393	$219,393

		Fair Value Measurement at December 31, 2021
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$206,992	$—	$—	$207,817	$207,817
Subordinated debt	29,956	—	—	20,494	20,494
	$236,948	$—	$—	$228,311	$228,311

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of June 30, 2022, and December 31, 2021.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of June 30, 2022, and December 31, 2021, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2022, and June 30, 2021.

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

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The MD&A should be read in conjunction with our consolidated financial statements and related notes in this Report.

General COVID-19 Pandemic Overview & Updates

The cinema exhibition industry has endured significant challenges over the past couple of years. During this time, our Company has been tested by: (i) the pandemic forced us to temporarily close our cinemas worldwide, (ii) the emergence of COVD-19 variants prolonged our recovery, which put a strain on our liquidity needs, and (iii) increased competition from streaming service. Plus, as a public company, we did not qualify for any of the various grants and loans provided by the U.S. Government to many of our private competitors and other businesses. We have met these challenges by carefully and strategically monetizing certain real estate assets.

Despite these challenges, our Company continues to persevere. Attendances and cinema cash flow for the quarter and six months are up compared to the same time periods 2021. Our tenants are, generally speaking, all open and paying rent. The pandemic has been a testament to the durability of our two-pronged, diversified international business strategy and has increased our faith in the future longevity of our Company.

Naturally, the future is not foreseeable and there is always the risk that new COVID strains or other issues may emerge. But, we are at this point cautiously optimistic and anticipate a return to a time when cinema revenues can support our real estate acquisition and development activities.

Recent Box Office Improvements

The cinema exhibition industry experienced its strongest film slate during the second quarter of 2022 since the onset of the pandemic. The box office performances of Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, and Sonic the Hedgehog 2 significantly improved our admissions and cinema revenues, which are approaching pre-COVID-19 levels. Other noteworthy blockbuster films released during the period, include Jurassic World: Dominion, Lightyear, and Fantastic Beasts: The Secrets of Dumbledore. Cinema exhibitors benefited from a higher quality of film product and larger number of film releases as government restrictions ease and patrons’ increasing willingness to return to the big screen venues.

All of our cinemas were open during the current reporting period (excluding those temporarily closed unrelated to the pandemic related government closures). By comparison, nearly a quarter of our circuit was closed for at least a portion of the 2021 period.

We continue to be challenged, like our competitors and those in the food and beverage service industries generally, with labor shortages and uncertainties. Also, dependance on blockbuster films has adversely affected the film rental paid to distributors. Operating costs, generally fueled by inflation, continue to increase.

Real Estate Developments

In the United States, we are progressing with the build out of the lower level, ground floor and second floor of our 44 Union Square property in Manhattan. During the first quarter, we completed a long-term lease of those floors, representing approximately 42 percent of the leasable area in the building to a national retailer. CBRE has been engaged as our exclusive broker for the remainder of the space and while no assurances can be given, we are pleased that they have presented to us in recent months multiple proposals from qualified prospects looking to lease the remainder of the building.

In Australia and New Zealand, all of our tenants remained open and trading with continued health and safety measures in place as of the date of this report. Most of the rentable retail portions of Courtenay Central continued to be closed due to seismic concerns, however, two tenants remained open and trading.

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

We believe these two business segments complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As a result of COVID-19, we relied more upon income from our real estate assets, and tapped the imbedded value in those assets, to support our Company through the COVID-19 crisis. As COVID-19 impacts decrease, government restrictions ease, and quality film product and patrons return to our cinemas, we believe we are able to once again rely on the cash flows generated by our cinema portfolio. We are steadfast in our belief that this two-pronged, diversified international business strategy will carry our Company through these difficult times as we continue to navigate the uncertainty and challenges posed by the global COVID-19 pandemic, including the emergence of new variants.

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

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses through various subsidiaries under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, and Consolidated Theatres brands.

•in Australia, under the Reading Cinemas, the State Cinema by Angelika, and for our one unconsolidated joint venture theatre, Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and our two unconsolidated joint venture theatres, Rialto theatres Cinemas brands.

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of June 30, 2022.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count(3)	Count	Leased	Owned	Operating Brands
United States	Hawaii	9	98	9		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	24	238	23	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	5	1	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	27	207	22	5
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1	0	Reading Cinemas
	Bay of Plenty	1	5	0	1	Reading Cinemas
	Hawke's Bay	1	4	0	1	Reading Cinemas
	New Zealand Total	12	70	8	4
GRAND TOTAL		63	515	53	10

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)Our total location count reflects all operating cinemas, plus (i) the Reading Cinemas at Courtenay Central in New Zealand which remains closed while we address certain seismic issues and (ii) one Consolidated Theatre in Hawaii currently closed while a legal dispute with the landlord is proceeding. The financial results of this Consolidated Theatre location are not material to the revenues or income of the U.S. cinema circuit.

Our cinema revenues consist primarily of admissions, F&B sales, screen advertising, gift card purchases, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets in-theater or through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) operating costs, such as employment costs and utilities, and (iii) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality first run films and the number of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2021 Form 10-K. We now present a discussion of recent material developments.

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of June 30, 2022, were as follows:

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

By the end of 2022, we anticipate adding an eight-screen complex scheduled to open in South City Square, Brisbane in Queensland. The new location will operate under the Angelika Film Center brand. By the end of 2023, we anticipate adding a five-screen Reading Cinemas in Busselton in Western Australia. Both new cinema complexes are part of broader shopping center developments currently under construction.

Cinema Upgrades

As of June 30, 2022, the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	63	515
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	9	24
Premium (AU/NZ)(2)	16	42
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	18	n/a
Premium Seating (features recliner seating)	30	189
Liquor Licenses (5)	38	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of June 30, 2022, we have pending applications for additional liquor licenses for seven cinemas in the U.S, two in Australia, and one in New Zealand.

Recent Enhancements:

United States

•Kapolei renovation: On March 3, 2022, we reopened our Consolidated Theatre in Kapolei, in Western Oahu, Hawaii with eight screens featuring recliner seating and a renovation of the lobby areas.

As of June 30, 2022, we have converted 110 of our 238 U.S. auditoriums to luxury recliner seating.

We continue to enhance our proprietary online ticketing and F&B capabilities, improve our contactless experiences, and develop our social media platforms. Our goal is to enhance the convenience and safety of our offerings while promoting guest affinity with our brands. During the second quarter of 2022, we expanded our F&B offering to include on-line in-seat ordering in all of our Gold Lounge cinemas at our Reading Cinemas in Australia.

Cinema Closures

No cinemas are currently closed due to COVID-19 or its variants. As of the date of this Report, one cinema in the United States and two cinemas in New Zealand are closed due to reasons unrelated to the pandemic.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. As of June 30, 2022, we own the fee interests in both of our live theatres in Manhattan and in 10 of our cinemas (as presented in the table under Cinema Exhibition Overview). In addition, we:

•own our 44 Union Square property comprised of retail and office space which is currently in the lease-up phase. The lower level, ground floor, and second floor of the building are now fully leased to a national retailer, and construction for the retail tenant fit out is in process.

•own and operate four ETCs known as Newmarket Village (in a suburb of Brisbane), The Belmont Common (in a suburb of Perth), and Cannon Park (in Townsville) in Australia, and Courtenay Central (in Wellington) in New Zealand;

•own and operate our administrative office building in Culver City;

•own and operate our administrative office building in South Melbourne, Australia;

•own and operate the fee interests in two developed commercial properties in Manhattan improved with live theatres comprised of two stages;

•own a 75% managing member interest in a limited liability company which in turn owns the fee interest in and improvements constituting our Cinemas 1,2,3;

•own 197-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia; and

•exercised our option to purchase the improvements and ground lease comprising our cinema, Village East by Angelika cinema, and headquarters building at 189 Second Avenue in Manhattan.

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

United States:

•44 Union Square Redevelopment (New York, N.Y.) – Initially, during the COVID-19 pandemic, New York City shut down non-essential construction and businesses, including construction work at our site. The shutdown has since been lifted. On August 31, 2020, we received a temporary certificate of occupancy for the core and shell of the building, which has been continuously renewed.

On January 27, 2022, we entered into a long-term lease with a national retailer for the lower level, ground floor and second floor of the building. We expect the tenant to take occupancy in 2022, following the completion of certain work for which we are responsible. We have retained CBRE as our leasing agent for the remaining floors of the building. Our leasing team continues to pursue potential tenants to fill the remainder of the space, although no assurances can be given that we will be able to lease the space on acceptable terms in the near term.

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

•Minetta Lane Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was used by Audible, to present plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. Due to COVID-19, no shows were presented between March 2020 and October 8, 2021, the date on which public performances resumed. In late 2019, we completed an initial feasibility study for the potential redevelopment of this asset. We will refocus our efforts on this project at a later date. In the interim, we have renewed our license arrangement with Audible which now extends through March 15, 2023, with a one-year option to extend held by Audible.

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

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2022, and June 30, 2021, respectively:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2022	June 30, 2021	Fav/ (Unfav)	June 30, 2022	June 30, 2021	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$61,770	$32,715	89%	$99,117	$50,829	95%
Real estate	4,032	3,448	17%	8,195	6,771	21%
Inter-segment elimination	(1,291)	(130)	(>100)%	(2,600)	(261)	(>100)%
Total revenue	64,511	36,033	79%	104,712	57,339	83%
Operating expense
Cinema exhibition	(52,060)	(31,496)	(65)%	(91,871)	(53,509)	(72)%
Real estate	(2,206)	(2,564)	14%	(4,363)	(5,219)	16%
Inter-segment elimination	1,291	130	>100%	2,600	261	>100%
Total operating expense	(52,975)	(33,930)	(56)%	(93,634)	(58,467)	(60)%
Depreciation and amortization
Cinema exhibition	(3,320)	(3,667)	9%	(6,896)	(7,245)	5%
Real estate	(1,658)	(1,747)	5%	(3,329)	(3,588)	7%
Total depreciation and amortization	(4,978)	(5,414)	8%	(10,225)	(10,833)	6%
General and administrative expense
Cinema exhibition	(1,389)	(4,897)	72%	(2,566)	(5,696)	55%
Real estate	(256)	(191)	(34)%	(482)	(387)	(25)%
Total general and administrative expense	(1,645)	(5,088)	68%	(3,048)	(6,083)	50%
Impairment expense
Cinema exhibition	(1,549)	—	(>100)%	(1,549)	—	(>100)%
Total impairment expense	(1,549)	—	(>100)%	(1,549)	—	(>100)%
Segment operating income
Cinema exhibition	3,452	(7,345)	>100%	(3,765)	(15,621)	76%
Real estate	(88)	(1,054)	92%	21	(2,423)	>100%
Total segment operating income (loss)	$3,364	$(8,399)	>100%	$(3,744)	$(18,044)	79%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(268)	(387)	31%	(546)	(618)	12%
General and administrative expense	(4,668)	(3,746)	(25)%	(9,059)	(7,848)	(15)%
Interest expense, net	(3,343)	(3,005)	(11)%	(6,548)	(7,368)	11%
Equity earnings of unconsolidated joint ventures	237	283	(16)%	172	233	(26)%
Gain (loss) on sale of assets	—	43,241	(>100)%	—	89,786	(>100)%
Other income (expense)	3,773	154	>100%	2,990	1,795	67%
Income before income taxes	(905)	28,141	(>100)%	(16,735)	57,936	(>100)%
Income tax benefit (expense)	(1,538)	(5,547)	72%	(1,160)	(13,275)	91%
Net income (loss)	(2,443)	22,594	(>100)%	(17,895)	44,661	(>100)%
Less: net income (loss) attributable to noncontrolling interests	(7)	(108)	94%	(105)	2,994	(>100)%
Net income (loss) attributable to Reading International, Inc.	$(2,436)	$22,702	(>100)%	$(17,790)	$41,667	(>100)%
Basic earnings (loss) per share	$(0.11)	$1.04	(>100)%	$(0.81)	$1.91	(>100)%

Consolidated and Non-Segment Results:

Second Quarter and Six Months Net Results

Revenue

Revenue for the quarter ended June 30, 2022, increased by $28.5 million, to $64.5 million, when compared to the same period in the prior year. Revenue for the six months ended June 30, 2022, increased by $47.4 million, to $104.7 million, when compared to the same period in the prior year. These increases were attributable to a stronger film slate as well as substantially all of our cinemas operating during the first six months of 2022, compared to the same period in 2021, when a portion of our cinemas were closed due to local government mandates for part of the reporting period.

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended June 30, 2022, increased by $11.8 million, from a loss of $8.4 million to an income of $3.4 million due to a much stronger film slate during the current reporting period, lower general and administrative expense attributable to the costs of the 2021 settlement of certain California employment wage and hour claims, offset by an impairment charge of $1.5 million against certain cinema assets.

Our total segment operating loss for the six months ended June 30, 2022, decreased by $14.3 million, from a loss of $18.0 million to a loss of $3.7 million due to easing COVID-19 government restrictions and better film content available during the current reporting period. This decrease was partially offset by a loss of third-party property income from our Auburn/Redyard ETC monetization in June 2021, an increase in occupancy costs related to the monetization of our Invercargill property in August 2021, and an impairment charge of $1.5 million against certain cinema assets.

Net Income/(Loss)

Our net income attributable to Reading International, Inc. for the quarter ended June 30, 2022, decreased by $25.1 million, from 22.7 million, to a loss of $2.4 million compared to the same period in the prior year. For the six months ended June 30, 2022, net income attributable to Reading International, Inc. decreased by $59.5 million, from $41.7 million to a loss of $17.8 million, compared to the same period in the prior year. These changes are largely due to the prior period profits from our asset monetizations that did not reoccur for the quarter and six months ended June 30, 2022, partially offset by our increased cinema revenues.

Non-Segment General & Administrative Expenses

Non-segment general and administrative expense for the quarter ended June 30, 2022, increased by $0.9 million, to $4.7 million, compared to the prior year period. This increase is attributable to increased salaries and wages and legal fees.

Non-segment general and administrative expense for the six months ended June 30, 2022, increased $1.2 million, to $9.1 million compared to the prior year period. This increase is attributable to increased salaries and wages.

Income Tax Expense

Income tax expense for the quarter ended June 30, 2022, decreased by $4.0 million to a tax expense of $1.5 million compared to the equivalent prior-year period. The change between 2022 and 2021 is primarily related to a decrease in pretax income as well as changes in GILTI tax, valuation allowance, and unrecognized tax benefits in 2022.

Income tax expense for the six months ended June 30, 2022, decreased by $12.1 million to a tax expense of $1.2 million compared to the equivalent prior-year period. The change between 2022 and 2021 is primarily related to a decrease in pretax income as well as changes in GILTI tax, valuation allowance, and unrecognized tax benefits in 2022.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2022, and June 30, 2021, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2022	% of Revenue	June 30, 2021	% of Revenue	June 30, 2022	% of Revenue	June 30, 2021	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$16,580	27%	$7,163	22%	$26,227	26%	$9,048	17%	>100%	>100%
	Food & beverage revenue	10,668	17%	4,632	14%	16,765	17%	5,872	12%	>100%	>100%
	Advertising and other revenue	3,093	5%	1,310	4%	4,865	5%	1,974	4%	>100%	>100%
		$30,341	49%	$13,105	40%	$47,857	48%	$16,894	33%	>100%	>100%
Australia	Admissions revenue	$16,539	27%	$9,898	30%	$26,720	26%	$17,360	35%	67%	54%
	Food & beverage revenue	8,804	14%	5,163	16%	14,521	15%	8,884	17%	71%	63%
	Advertising and other revenue	1,458	2%	1,086	3%	2,541	3%	2,019	4%	34%	26%
		$26,801	43%	$16,147	49%	$43,782	44%	$28,263	56%	66%	55%
New Zealand	Admissions revenue	$2,886	5%	$2,203	7%	$4,632	5%	$3,619	7%	31%	28%
	Food & beverage revenue	1,513	2%	1,089	3%	2,455	2%	1,746	3%	39%	41%
	Advertising and other revenue	230	1%	171	1%	391	1%	307	1%	35%	27%
		$4,629	8%	$3,463	11%	$7,478	8%	$5,672	11%	34%	32%

Total revenue		$61,771	100%	$32,715	100%	$99,117	100%	$50,829	100%	89%	95%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(9,598)	16%	$(3,418)	11%	$(14,827)	15%	$(4,228)	8%	(>100)%	(>100)%
	Food & beverage cost	(2,626)	4%	(1,096)	3%	(4,200)	4%	(1,410)	2%	(>100)%	(>100)%
	Occupancy expense	(6,280)	10%	(5,897)	18%	(12,330)	13%	(12,150)	24%	(6)%	(1)%
	Other operating expense	(9,608)	15%	(5,605)	17%	(17,914)	18%	(8,637)	17%	(71)%	(>100)%
		$(28,112)	45%	$(16,016)	49%	$(49,271)	50%	$(26,425)	51%	(76)%	(86)%
Australia	Film rent and advertising cost	$(7,745)	11%	$(4,154)	13%	$(12,185)	12%	$(7,181)	14%	(86)%	(70)%
	Food & beverage cost	(1,769)	3%	(1,108)	3%	(2,965)	3%	(1,944)	4%	(60)%	(53)%
	Occupancy expense	(4,722)	8%	(2,652)	8%	(9,050)	8%	(4,839)	10%	(78)%	(87)%
	Other operating expense	(5,964)	10%	(4,990)	15%	(11,719)	12%	(8,528)	16%	(20)%	(37)%
		$(20,200)	32%	$(12,904)	39%	$(35,919)	35%	$(22,492)	44%	(57)%	(60)%
New Zealand	Film rent and advertising cost	$(1,353)	2%	$(975)	3%	$(2,073)	2%	$(1,540)	3%	(39)%	(35)%
	Food & beverage cost	(301)	1%	(224)	1%	(471)	0%	(349)	1%	(34)%	(35)%
	Occupancy expense	(764)	1%	(320)	1%	(1,615)	2%	(775)	1%	(>100)%	(>100)%
	Other operating expense	(1,331)	2%	(1,057)	3%	(2,522)	3%	(1,927)	4%	(26)%	(31)%
		$(3,749)	6%	$(2,576)	8%	$(6,681)	7%	$(4,591)	9%	(46)%	(46)%

Total operating expense		$(52,061)	83%	$(31,496)	96%	$(91,871)	92%	$(53,508)	104%	(65)%	(72)%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,778)	3%	$(1,820)	6%	$(3,677)	4%	$(3,648)	7%	2%	(1)%
	Impairment of long-lived assets	(1,549)	3%	—	0%	(1,549)	1%	—	0%	(>100)%	(>100)%
	General and administrative expense	(937)	1%	(4,616)	14%	(1,714)	2%	(5,129)	10%	80%	67%
		$(4,264)	7%	$(6,436)	20%	$(6,940)	7%	$(8,777)	17%	34%	21%
Australia	Depreciation and amortization	$(1,318)	2%	$(1,528)	4%	$(2,753)	3%	$(2,955)	6%	14%	7%
	General and administrative expense	(452)	1%	(281)	1%	(852)	1%	(568)	1%	(61)%	(50)%
		$(1,770)	3%	$(1,809)	5%	$(3,605)	4%	$(3,523)	7%	2%	(2)%
New Zealand	Depreciation and amortization	$(224)	0%	$(319)	1%	$(466)	0%	$(642)	1%	30%	27%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		$(224)	0%	$(319)	1%	$(466)	0%	$(642)	1%	30%	27%

Total depreciation, amortization, general and administrative expense		$(6,258)	10%	$(8,564)	26%	$(11,011)	11%	$(12,942)	25%	27%	15%
OPERATING INCOME (LOSS) – CINEMA
United States		$(2,035)	(3)%	$(9,347)	(28)%	$(8,354)	(8)%	$(18,308)	(36)%	78%	54%
Australia		4,831	8%	1,434	4%	4,258	4%	2,248	4%	>100%	89%
New Zealand		656	2%	568	2%	331	0%	439	1%	15%	(25)%
Total Cinema operating income (loss)		$3,452	7%	$(7,345)	(22)%	$(3,765)	(4)%	$(15,621)	(31)%	>100%	76%

Second Quarter and Six Months Results

Revenue

For the quarter ended June 30, 2022, cinema revenue increased by $29.1 million, to $61.8 million compared to the same period in the prior year. This increase is primarily driven by a higher quality and quantity of film product, such as Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, and Sonic the Hedgehog 2, along with the easing of government COVID-19 restrictions and improved willingness from patrons to return to the in-person experience of the big screen.

For the six months ended June 30, 2022, cinema revenue increased by $48.3 million, to $99.1 million compared to the same period in the prior year. This increase is primarily driven by better film product and more days of operation of our cinemas due to fewer closures as a result of government COVID-19 mandates.

These favorable results were further enhanced by the opening of our new state-of-the-art cinemas in Millers Junction and Traralgon, Australia in June and December of 2021, respectively.

Cinema Segment Operating Income/(Loss)

Cinema segment operating income for the quarter ended June 30, 2022, increased by $10.8 million, from a loss of $7.3 million to an income of $3.5 million when compared to the same period in the prior year. Cinema segment operating loss for the six months ended June 30, 2022, decreased by $11.9 million, to a loss of $3.8 million when compared to the same period in the prior year, due to fewer government COVID-19 restrictions and a higher quantity and quality of tentpole films released during the first six months of 2022, partially offset by increased occupancy costs as a result of internal rents being abated in 2021 and an impairment charge of $1.5 million against certain cinema assets.

Operating expense

Operating expense for the quarter ended June 30, 2022, increased by $20.6 million, to $52.1 million. Operating expense for the six months ended June 30, 2022, increased by $38.4 million, to $91.9 million. These increases are due to increased film rent related to higher admissions and increased occupancy expenses related to cinema rent that were abated in 2021.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, general and administrative expense for the quarter ended June 30, 2022, decreased by $2.3 million, to $6.3 million, compared to the same period in the prior year. This decrease in general and administrative expense is attributable to the costs of the 2021 settlement of certain California employment wage and hour claims, offset by an impairment charge of $1.5 million against certain cinema assets.

Depreciation, amortization, impairment and general and administrative expense for the six months ended June 30, 2022, decreased by $1.9 million, to $11.0 million, compared to the same period in the prior year. This decrease is driven by the same reasons as the quarter.

Real Estate

The following table details our real estate segment operating results for the quarter and six months ended June 30, 2022 and June 30, 2021, respectively:

		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2022	% of Revenue	June 30, 2021	% of Revenue	June 30, 2022	% of Revenue	June 30, 2021	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$443	11%	$322	9%	$959	12%	$403	5%	38%	>100%
	Property rental income	142	4%	132	4%	303	4%	270	5%	8%	12%
		585	15%	454	13%	1,262	16%	673	10%	29%	88%
Australia	Property rental income	3,052	75%	2,735	80%	6,182	75%	5,609	83%	12%	10%
New Zealand	Property rental income	395	10%	259	7%	751	9%	489	7%	53%	54%

Total revenue		$4,032	100%	$3,448	100%	$8,195	100%	$6,771	100%	17%	21%
OPERATING EXPENSE
United States	Live theatre cost	$(194)	5%	$(81)	2%	$(370)	5%	$(176)	3%	(>100)%	(>100)%
	Property cost	(239)	6%	(304)	10%	(564)	7%	(645)	10%	21%	13%
	Occupancy expense	(253)	6%	(474)	14%	(509)	6%	(871)	12%	47%	42%
		(686)	17%	(859)	26%	(1,443)	18%	(1,692)	25%	20%	15%
Australia	Property cost	(539)	13%	(682)	20%	(1,009)	12%	(1,446)	22%	21%	30%
	Occupancy expense	(519)	13%	(576)	16%	(1,041)	12%	(1,176)	17%	10%	11%
		(1,058)	26%	(1,258)	36%	(2,050)	24%	(2,622)	39%	16%	22%
New Zealand	Property cost	(359)	9%	(340)	10%	(665)	9%	(682)	10%	(6)%	2%
	Occupancy expense	(104)	3%	(107)	3%	(204)	2%	(223)	3%	3%	9%
		(463)	12%	(447)	13%	(869)	11%	(905)	13%	(4)%	4%

Total operating expense		$(2,207)	55%	$(2,564)	75%	$(4,362)	53%	$(5,219)	77%	14%	16%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(746)	19%	$(750)	22%	$(1,499)	19%	$(1,498)	23%	1%	-%
	General and administrative expense	(206)	5%	(120)	3%	(432)	5%	(304)	4%	(72)%	(42)%
		(952)	24%	(870)	25%	(1,931)	24%	(1,802)	27%	(9)%	(7)%
Australia	Depreciation and amortization	$(695)	17%	$(744)	22%	$(1,386)	17%	$(1,585)	24%	7%	13%
	General and administrative expense	(49)	1%	(73)	2%	(51)	1%	(82)	1%	33%	38%
		(744)	18%	(817)	24%	(1,437)	18%	(1,667)	25%	9%	14%
New Zealand	Depreciation and amortization	(217)	5%	(252)	7%	(444)	5%	(505)	7%	14%	12%
	General and administrative expense	—	0%	1	(0)%	—	0%	(1)	0%	100%	100%
		(217)	5%	(251)	7%	(444)	5%	(506)	7%	14%	12%
Total depreciation, amortization, general and administrative expense		$(1,913)	47%	$(1,938)	56%	$(3,812)	47%	$(3,975)	59%	1%	4%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(1,053)	(26)%	$(1,275)	(37)%	$(2,112)	(26)%	$(2,821)	(42)%	17%	25%
Australia		1,250	31%	660	19%	2,695	33%	1,320	19%	89%	>100%
New Zealand		(285)	(7)%	(439)	(13)%	(562)	(7)%	(922)	(13)%	35%	39%
Total real estate operating income (loss)		$(88)	(2)%	$(1,054)	(31)%	$21	0%	$(2,423)	(36)%	92%	>100%

Second Quarter and Six Months Results

Revenue

Real estate revenue for the quarter ended June 30, 2022, increased by $0.6 million to $4.0 million, compared to the same period in the prior year. Real estate revenue for the six months ended June 30, 2022, increased by $1.4 million to $8.2 million, compared to the same period in the prior year. These increases were due to rental revenue generated from our U.S. Live Theatre business unit and an increase in internal rental income in Australia and New Zealand that was abated during 2021. These results were slightly offset by the loss of third-party rental income from the monetization of our Auburn/Redyard ETC in June 2021.

Real Estate Segment Income/(Loss)

Real estate segment operating loss for the quarter ended June 30, 2022, decreased by $1.0 million, to $0.09 million, compared to the same period in the prior year. Real estate segment operating income for the six months ended June 30, 2022, increased from a loss of $2.4 million to an income of $0.02 million, compared to the same period in the prior year.

These changes are attributable to our rental revenue generated from our U.S. Live Theatre business unit and rental income from our Australian and New Zealand properties that was abated in 2021.

Operating Expense

Operating expense for the quarter ended June 30, 2022, decreased by $0.4 million, to $2.2 million. The asset monetization of our Auburn/Redyard ETC and Invercargill property contributed to decreases in operating expenses compared to the prior year periods.

Operating expense for the six months ended June 30, 2022, decreased by $0.9 million, to $4.4 million. The asset monetization of our Coachella and Manukau landholdings, Auburn/Redyard ETC, and Invercargill property contributed to decreases in operating expenses compared to the prior year periods.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the quarter ended June 30, 2022, remained relatively flat at $1.9 million.

Depreciation, amortization, general and administrative expense for the six months ended June 30, 2022, decreased slightly by $0.2 million, to $3.8 million.

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

The changes in cash and cash equivalents for the six months ended June 30, 2022, and June 30, 2021, respectively, are discussed as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2022	2021	% Change
Net cash provided by (used in) operating activities	$(17,557)	$(5,978)	(>100)%
Net cash provided by (used in) investing activities	(3,694)	136,903	(>100)%
Net cash provided by (used in) financing activities	(4,249)	(36,839)	88%
Effect of exchange rate on cash and restricted cash	(1,622)	(2,456)	34%
Increase (decrease) in cash and cash equivalents and restricted cash	$(27,122)	$91,630	(>100)%

Operating activities

Cash used in operating activities for the six months ended June 30, 2022, increased by $11.6 million, to $17.6 million. This was driven by a $39.0 million increase in net changes in operating assets and liabilities primarily resulting from taxes payable and accounts payable, offset by a $27.4 million decrease mainly attributed to improved cinema operating performance compared to the prior year period.

Investing activities

Cash used in investing activities during the six months ended June 30, 2022, increased by $140.6 million, to $3.7 million when compared to the same period in 2021. This increase is primarily attributable to the proceeds from the monetization of our assets in 2021 that did not occur in the current reporting period.

Financing activities

Cash used in financing activities for the six months ended June 30, 2022, decreased by $32.6 million, to $4.3 million due to prior year debt repayments discussed in Part 1 – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 11 – Borrowings.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the second quarter ended June 30, 2022, and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2022	2021	2020	2019	2018(1)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$49,905	$83,251	$26,826	$12,135	$13,127
Unused borrowing facility	12,000	12,000	15,490	73,920	85,886
Restricted for capital projects	12,000	12,000	9,377	13,952	30,318
Unrestricted capacity	—	—	6,113	59,968	55,568
Total resources at period end	61,905	95,251	42,316	86,055	99,013
Total unrestricted resources at period end	49,905	83,251	32,939	72,103	68,695
Debt-to-Equity Ratio
Total contractual facility	$240,626	$248,948	$300,449	$283,138	$252,929
Total debt (gross of deferred financing costs)	228,626	236,948	284,959	209,218	167,043
Current	61,203	12,060	42,299	37,380	30,393
Non-current	167,423	224,888	242,660	171,838	136,650
Finance lease liabilities	44	68	209	—	—
Total book equity	82,227	105,060	81,173	139,616	179,979
Debt-to-equity ratio	2.78	2.26	3.51	1.50	0.93
Changes in Working Capital
Working capital (deficit)(2)	$(77,412)	$(6,673)	$(64,140)	$(84,138)	$(56,047)
Current ratio	0.49	0.94	0.47	0.24	0.35
Capital Expenditures (including acquisitions)	$3,661	$14,428	$16,759	$47,722	$56,827

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

As of June 30, 2022, we had $49.9 million in cash and cash equivalents compared to $83.3 million on December 31, 2021. On June 30, 2022, our total outstanding borrowings were $228.6 million compared to $236.9 million on December 31, 2021.

We manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditures, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. Following these drawdowns, as of June 30, 2020, our global debt was $275.9 million. Since then, we have reduced our debt to $228.6 million as of June 30, 2022.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2022:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Debt(1)	$29,222	$109,764	$51,930	$300	$314	$7,490	$199,020
Operating leases, including imputed interest	16,805	33,572	32,122	30,147	27,982	154,598	295,226
Finance leases, including imputed interest	17	29	—	—	—	—	46
Subordinated debt(1)	360	747	586	—	—	27,913	29,606
Pension liability	342	684	684	684	684	980	4,058
Estimated interest on debt (2)	5,828	8,466	2,948	1,815	1,801	752	21,610
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$52,574	$159,162	$88,270	$32,946	$30,781	$191,733	$555,466

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

$1.5 million of impairment losses were recorded for long-lived and finite-lived intangible assets for the second quarter and six months ended June 30, 2022. No impairment losses were recorded for the comparative period.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the second quarter and six months ended June 30, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding the closures and reopening of our cinemas and theatres, including our expectations regarding renovations and addition of cinemas; our expected operating results, including the long-term impact of the COVID-19 pandemic and our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our expectations regarding the impact of inflation on disposable income and its effect on customer attendance; our belief regarding the impact of a tightening labor market and supply disruptions on our business; our expectations regarding the enhancement of our proprietary online ticketing capabilities and social media interfaces; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectation regarding the opening of the cinema complex located at South City Square, Brisbane QLD; our expectations of our liquidity and capital requirements and the allocation of funds and our expectations regarding industry demand and our ability to deliver value for stockholders. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the second quarter of 2022, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 7.3% and 9.1%, respectively, compared to the same period prior year.

At June 30, 2022, approximately 36% and 6% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $39.5 million in cash and cash equivalents. At December 31, 2021, approximately 40% and 8% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $51.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $9.7 million and $7.0 million for the quarter and six months ended June 30, 2022, respectively. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of June 30, 2022, and December 31, 2021, the balance of cumulative foreign currency translation adjustments were approximately $0.1 million loss and $6.8 million gain, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $446,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

____________________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: August 9, 2022

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: August 9, 2022

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer