Form 10-Q
period 2022-09-30
READING INTERNATIONAL INC
filed 2022-11-09
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2022, there were 20,363,234 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$39,628	$83,251
Restricted cash	6,222	5,320
Receivables	4,601	5,360
Inventories	1,355	1,408
Derivative financial instruments - current portion	1,318	96
Prepaid and other current assets	5,567	4,871
Total current assets	58,691	100,306
Operating property, net	281,910	306,657
Operating lease right-of-use assets	200,396	227,367
Investment and development property, net	7,853	9,570
Investment in unconsolidated joint ventures	4,352	4,993
Goodwill	24,131	26,758
Intangible assets, net	2,548	3,258
Deferred tax asset, net	2,316	2,220
Derivative financial instruments - non-current portion	21	112
Other assets	7,500	6,461
Total assets	$589,718	$687,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$38,497	$39,678
Film rent payable	2,803	7,053
Debt - current portion	57,207	11,349
Subordinated debt - current portion	738	711
Derivative financial instruments - current portion	—	181
Taxes payable - current	2,038	10,655
Deferred revenue	7,958	9,996
Operating lease liabilities - current portion	22,950	23,737
Other current liabilities	6,717	3,619
Total current liabilities	138,908	106,979
Debt - long-term portion	132,345	195,198
Subordinated debt, net	26,894	26,728
Noncurrent tax liabilities	6,286	7,467
Operating lease liabilities - non-current portion	200,855	223,364
Other liabilities	15,196	22,906
Total liabilities	$520,484	$582,642
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,299,344 issued and 20,363,234 outstanding at September 30, 2022 and
33,198,500 issued and 20,262,390 outstanding at December 31, 2021	234	233
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2022 and December 31, 2021	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	153,275	151,981
Retained earnings/(deficits)	(35,599)	(12,632)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(8,979)	4,882
Total Reading International, Inc. stockholders’ equity	68,541	104,074
Noncontrolling interests	693	986
Total stockholders’ equity	69,234	105,060
Total liabilities and stockholders’ equity	$589,718	$687,702

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Cinema	$48,359	$28,751	$147,476	$79,580
Real estate	2,837	3,052	8,432	9,562
Total revenue	51,196	31,803	155,908	89,142
Costs and expenses
Cinema	(45,308)	(29,237)	(134,579)	(82,485)
Real estate	(2,352)	(2,683)	(6,715)	(7,902)
Depreciation and amortization	(5,010)	(5,560)	(15,781)	(17,011)
Impairment expense	—	—	(1,549)	—
General and administrative	(5,257)	(5,274)	(17,364)	(19,205)
Total costs and expenses	(57,927)	(42,754)	(175,988)	(126,603)
Operating income (loss)	(6,731)	(10,951)	(20,080)	(37,461)
Interest expense, net	(3,693)	(3,068)	(10,242)	(10,437)
Gain (loss) on sale of assets	(59)	2,559	(59)	92,345
Other income (expense)	5,455	440	8,445	2,236
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(5,028)	(11,020)	(21,936)	46,683
Equity earnings of unconsolidated joint ventures	61	(75)	233	158
Income (loss) before income taxes	(4,967)	(11,095)	(21,703)	46,841
Income tax benefit (expense)	(332)	895	(1,492)	(12,380)
Net income (loss)	$(5,299)	$(10,200)	$(23,195)	$34,461
Less: net income (loss) attributable to noncontrolling interests	(122)	(105)	(228)	2,889
Net income (loss) attributable to Reading International, Inc.	$(5,177)	$(10,095)	$(22,967)	$31,572
Basic earnings (loss) per share	$(0.23)	$(0.46)	$(1.04)	$1.45
Diluted earnings (loss) per share	$(0.23)	$(0.46)	$(1.04)	$1.41
Weighted average number of shares outstanding–basic	22,043,823	21,809,402	22,011,755	21,792,007
Weighted average number of shares outstanding–diluted	22,043,823	21,809,402	22,011,755	22,462,657

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(5,299)	$(10,200)	$(23,195)	$34,461
Foreign currency translation gain (loss)	(8,279)	(4,138)	(15,268)	(8,494)
Gain (loss) on cash flow hedges	60	57	1,253	173
Other	49	52	154	155
Comprehensive income (loss)	(13,469)	(14,229)	(37,057)	26,295
Less: net income (loss) attributable to noncontrolling interests	(122)	(105)	(228)	2,889
Less: comprehensive income (loss) attributable to noncontrolling interests	(3)	—	(1)	—
Comprehensive income (loss)	$(13,344)	(14,124)	$(36,828)	$23,406

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net income (loss)	$(23,195)	$34,461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(233)	(158)
Distributions of earnings from unconsolidated joint ventures	283	—
(Gain) loss recognized on foreign currency transactions	(5,952)	(1,915)
Loss provision on impairment of asset	1,549	—
(Gain) Loss on sale of assets	59	(92,345)
Amortization of operating leases	17,342	17,473
Amortization of finance leases	30	37
Change in operating lease liabilities	(17,560)	(16,305)
Purchase of derivative instruments	(86)	—
Change in net deferred tax assets	(370)	(1,570)
Depreciation and amortization	15,781	17,011
Other amortization	1,225	965
Stock based compensation expense	1,379	1,521
Net changes in operating assets and liabilities:
Receivables	2,536	52
Prepaid and other assets	(1,768)	2,272
Payments for accrued pension	(513)	(513)
Accounts payable and accrued expenses	(2,333)	8,395
Film rent payable	(4,014)	(710)
Taxes payable	(8,131)	20,507
Deferred revenue and other liabilities	(2,143)	(6,938)
Net cash provided by (used in) operating activities	(26,114)	(17,760)
Investing Activities
Purchases of and additions to operating and investment properties	(6,387)	(11,511)
Contributions to unconsolidated joint ventures	(32)	—
Proceeds from sale of assets	—	145,165
Net cash provided by (used in) investing activities	(6,419)	133,654
Financing Activities
Repayment of borrowings	(7,535)	(79,357)
Repayment of finance lease principal	(32)	(37)
Proceeds from borrowings	—	45,337
Capitalized borrowing costs	(236)	(1,481)
(Cash paid) proceeds from the settlement of employee share transactions	(83)	(116)
Noncontrolling interest contributions	4	—
Noncontrolling interest distributions	(64)	(5,300)
Net cash provided by (used in) financing activities	(7,946)	(40,954)
Effect of exchange rate on cash and restricted cash	(2,242)	(4,732)
Net increase (decrease) in cash and cash equivalents and restricted cash	(42,721)	70,208
Cash and cash equivalents and restricted cash at the beginning of the year	88,571	26,834
Cash and cash equivalents and restricted cash at the end of the year	$45,850	$97,042

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$39,628	$90,887
Restricted cash	6,222	6,155
	$45,850	$97,042

Supplemental Disclosures
Interest paid	$9,082	$9,677
Income taxes (refunded) paid	9,636	(6,265)
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,961	1,889

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

The table below summarizes the results of operations for each of our business segments for the quarter and nine months ended September 30, 2022, and 2021, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Revenue:
Cinema exhibition	$48,359	$28,751	$147,476	$79,580
Real estate	4,070	3,177	12,265	9,948
Inter-segment elimination	(1,232)	(125)	(3,833)	(386)
	$51,197	$31,803	$155,908	$89,142
Segment operating income (loss):
Cinema exhibition	$(2,137)	$(5,057)	$(5,902)	$(20,680)
Real estate	(145)	(1,485)	(125)	(3,907)
	$(2,282)	$(6,542)	$(6,027)	$(24,587)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Segment operating income (loss)	$(2,282)	$(6,542)	$(6,027)	$(24,587)
Unallocated corporate expense
Depreciation and amortization expense	(258)	(300)	(804)	(917)
General and administrative expense	(4,190)	(4,109)	(13,249)	(11,957)
Interest expense, net	(3,694)	(3,068)	(10,242)	(10,437)
Equity earnings of unconsolidated joint ventures	61	(75)	233	158
Gain (loss) on sale of assets	(59)	2,559	(59)	92,345
Other income (expense)	5,455	440	8,445	2,236
Income (loss) before income tax expense	$(4,967)	$(11,095)	$(21,703)	$46,841

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

Operating results for the quarter and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include (i) projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles), (ii) valuations of our derivative instruments, (iii) recoverability of our deferred tax assets, (iv) estimation of breakage and redemption experience rates, which drive how we recognize breakage on our gift card and gift certificates, and revenue from our customer loyalty program, and (v) estimation of our Incremental Borrowing Rate (“IBR”) as relates to the valuation of our right-of-use assets and lease liabilities. Actual results may differ from those estimates.

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

Note 3 – Impact of COVID-19 Pandemic and Liquidity

Continuing Operational Impact

The novel coronavirus, COVID-19, has progressed through several variants since its emergence in 2019. The current variant affecting the jurisdictions in which we do business is the Omicron variant, and as at the date of this report, a new subvariant of Omicron is emerging. Due to the Omicron variant appearing to be less severe than prior variants, and with vaccination programs substantially advanced, federal, state and local governments throughout the United States, Australia, New Zealand have largely lifted restrictions and returned to pre-COVID activities. There can be no assurances, however, that there will be no further variants of COVID-19 which could reverse the current trend.

Liquidity Impact

We believe that reticence to engage in outside the home activities, caused by the risk of contracting COVID-19, is abating. Top Gun: Maverick’s performance in the second quarter of 2022 demonstrated that patrons are willing to return to the movie theaters, if there is quality film product on offer. A lack of consistent, good quality film product is now the key cause of our Company’s revenues and earnings for the quarter ended September 30, 2022 being lower than those of pre-COVID-19. In addition to movie product, further pressures, including higher film rents and competition from streaming simply may be part of the competitive landscape going forward and will become, for us and our competitors, simply a cost of doing business. For these reasons, we cannot provide any assurances as to the nature or pace of a return of our cinema operations to prior operating levels.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2021, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups. No impairment charges were recorded for the year ending December 31, 2021. For the quarter and six months ended June 30, 2022, while our financial performance improved, certain sites had not improved commensurate with the wider group performance, and as such were no longer expected to be able to recover their asset group values. As a result, we reassessed these sites under our impairment testing methodology and determined that a $1.5 million impairment charge against these sites was necessary. No further impairment charges were deemed necessary for the quarter September 30, 2022. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that its goodwill was not impaired as of December 31, 2021. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Given the improvements in trading conditions during 2021 and through the nine months of 2022, no impairment of goodwill has been recognized for the quarter ended September 30, 2022. The causes of the impairment of certain cinema assets do not materially impact our goodwill assessment. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2022. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
	September 30, 2022		December 31, 2021	September 30, 2021
Spot Rate
Australian Dollar	0.6437		0.7260	0.7228
New Zealand Dollar	0.5642		0.6839	0.6899
Average Rate
Australian Dollar	0.6829	0.7071	0.7517	0.7344	0.7592
New Zealand Dollar	0.6127	0.6463	0.7077	0.7004	0.7117

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(5,177)	(10,095)	$(22,967)	$31,572
Denominator:
Weighted average number of common stock – basic	22,043,823	21,809,402	22,011,755	21,792,007
Weighted average dilutive impact of awards	—	—	—	670,650
Weighted average number of common stock – diluted	22,043,823	21,809,402	22,011,755	22,462,657
Basic earnings (loss) per share	$(0.23)	(0.46)	$(1.04)	$1.45
Diluted earnings (loss) per share	$(0.23)	(0.46)	$(1.04)	$1.41
Awards excluded from diluted earnings (loss) per share	911,732	492,344	911,732	517,344

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. During the first nine months of 2022 and 2021, we did not repurchase any shares of Class A Common Stock.

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

Note 6 – Property and Equipment

Operating Property, net

As of September 30, 2022, and December 31, 2021, property associated with our operating activities is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Land	$65,400	$69,459
Building and improvements	205,901	219,580
Leasehold improvements	62,267	58,349
Fixtures and equipment	186,362	202,837
Construction-in-progress	6,347	5,395
Total cost	526,277	555,620
Less: accumulated depreciation	(244,367)	(248,963)
Operating property, net	$281,910	$306,657

Depreciation expense for operating property was $4.9 million and $15.5 million for the quarter and nine months ended September 30, 2022, and $5.1 million and $16.4 million for the quarter and nine months ended September 30, 2021.

Investment and Development Property, net

As of September 30, 2022, and December 31, 2021, our investment and development property is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Land	$3,431	$4,193
Construction-in-progress (including capitalized interest)	4,422	5,377
Investment and development property	$7,853	$9,570

Construction-in-Progress – Operating and Investing Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the nine months ended September 30, 2022, are shown below:

(Dollars in thousands)	Balance, December 31, 2021	Additions during the period	Completed during the period	Foreign currency translation	Balance, September 30, 2022
Courtenay Central development	6,918	276	(268)	(1,217)	5,709
Cinema developments and improvements	2,942	2,807	(2,915)	(145)	2,689
Other real estate projects	912	1,986	(443)	(84)	2,371
Total	$10,772	$5,069	$(3,626)	$(1,446)	$10,769

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

Real Estate Transactions - Acquisitions

Exercise of Option to Acquire Ground Lessee’s Interest in Ground Lease and Improvements Constituting the Village East Cinema

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the then 13-year ground lease underlying and the real property assets constituting our Village East Cinema in Manhattan. The purchase price under the option was $5.9 million. It was initially agreed that the transaction would close on or about May 31, 2021. On March 29, 2021, we extended the closing date to January 1, 2023. On November 4, 2022, we extended the closing date of this transaction to July 1, 2024.

Note 7 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2022, and December 31, 2021:

		September 30,	December 31,
(Dollars in thousands)	Interest	2022	2021
Rialto Cinemas	50.0%	$810	$1,017
Mt. Gravatt	33.3%	3,542	3,976
Total investments		$4,352	$4,993

For the quarter and nine months ended September 30, 2022 and 2021, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Rialto Cinemas	$(15)	$(49)	$(68)	$2
Mt. Gravatt	76	(26)	301	156
Total equity earnings	$61	$(75)	$233	$158

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2022, and December 31, 2021.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2021	$21,534	$5,224	$26,758
Foreign currency translation adjustment	(2,627)	—	(2,627)
Balance at September 30, 2022	$18,907	$5,224	$24,131

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2022. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2022, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of September 30, 2022, and December 31, 2021, respectively.

	As of September 30, 2022
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,122	$9,059	$4,838	$26,019
Less: Accumulated amortization	(11,852)	(7,795)	(3,784)	(23,431)
Less: Impairments	—	—	(40)	(40)
Net intangible assets other than goodwill	$270	$1,264	$1,014	$2,548

	As of December 31, 2021
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,335	$9,058	$4,996	$26,389
Less: Accumulated amortization	(12,002)	(7,660)	(3,452)	(23,114)
Less: Impairments	—	—	(17)	(17)
Net intangible assets other than goodwill	$333	$1,398	$1,527	$3,258

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2022

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beneficial lease amortization	$21	$28	$65	$87
Other amortization	286	262	397	518
Total intangible assets amortization	$307	$290	$461	$605

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Prepaid and other current assets
Prepaid expenses	$2,359	$1,185
Prepaid taxes	1,667	1,929
Income taxes receivable	61	52
Prepaid rent	1,226	1,438
Deposits	236	244
Investments in marketable securities	18	23
Total prepaid and other current assets	$5,567	$4,871
Other non-current assets
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	5,520	4,477
Long-term deposits	8	12
Total other non-current assets	$7,500	$6,461

Note 10 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our tax rate effective was (6.9%) and 26.4% for the nine months ended September 30, 2022 and 2021, respectively.  The difference is primarily due to the increase in valuation allowance and unrecognized tax benefits as well as a decrease in Global Intangible Low-Taxed Income ("GILTI") tax in 2022.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 11 – Borrowings

Our Company’s borrowings at September 30, 2022 and December 31, 2021, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2022
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$26,894	6.78%	6.78%
Bank of America Credit Facility (US)	March 6, 2023	34,500	34,500	34,445	8.75%	8.75%
Cinemas 1, 2, 3 Term Loan (US)	April 1, 2023	22,583	22,583	22,266	4.25%	4.25%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,968	3.11%	5.15%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,741	8,741	8,677	4.64% / 4.44%	4.61%
Union Square Financing (US)(3)	May 6, 2024	55,000	43,000	42,360	9.91%	7.40%
Purchase Money Promissory Note (US)	September 18, 2024	1,514	1,514	1,514	5.00%	5.00%
Denominated in foreign currency ("FC") (4)
NAB Corporate Term Loan (AU)	December 31, 2023	65,336	65,336	65,251	4.51%	4.51%
Westpac Bank Corporate (NZ)	January 1, 2024	7,809	7,809	7,809	5.70%	5.70%
		$231,396	$219,396	$217,184

(1)Net of deferred financing costs amounting to $2.2 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The interest rate derivative associated with the Union Square loan provides for a maximum effective rate of 7.40%.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2022.

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

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	September 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2022	2021
Debt - current portion	$57,207	$11,349
Debt - long-term portion	132,345	195,198
Subordinated debt - current portion	738	711
Subordinated debt - long-term portion	26,894	26,728
Total borrowings	$217,184	$233,986

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

Cinemas 1,2,3 Term Loan

On March 13, 2020, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $20.0 million term loan with Valley National Bank with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022, with two six month options to extend. We executed the first extension option on March 3, 2022, and the second extension option on September 1, 2022, taking the maturity to April 1, 2023. We have no remaining extension options.

Union Square Financing

On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital secured by our 44 Union Square property and certain limited guarantees. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0 % and includes provisions for a prepaid interest and property tax reserve fund. The loan has two 12-month options to extend, and may be repaid at any time, without the payment of any premium.

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

Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the third quarter of 2022. Our third quarter waiver also removes the requirement to test certain covenants up to and including the first quarter of 2023, with testing resuming for the second quarter of 2023. Certain covenant ratios were also adjusted.

Australian NAB Corporate Term Loan (AU)

Our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matures on December 31, 2023. It currently consists of (i) a AU$100.0 million Corporate Loan facility at 1.75% above BBSY with a due date of December 31, 2023, of which AU$60.0 million is revolving and AU$40.0 million is core, (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum and (iii) a further AU$3.0 million of core debt added in December 2020, relating to the funding of our cinema at Jindalee, Queensland, which is repayable in semi-annual installments of AU$500,000, the first installment being April 30, 2021, until fully repaid on October 31, 2023.

On November 2, 2021, NAB modified our Fixed Charge Cover Ratio and Leverage Ratio covenants, reducing the measurement requirements and in some instances removing the requirement to test.

Note 12 – Other Liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Current liabilities
Lease liability	$5,900	$—
Liability for demolition costs	—	2,783
Accrued pension	684	684
Security deposit payable	67	69
Finance lease liabilities	33	40
Other	33	43
Other current liabilities	$6,717	$3,619
Other liabilities
Lease make-good provision	7,367	7,766
Accrued pension	3,257	3,605
Deferred rent liability	2,901	3,930
Environmental reserve	1,656	1,656
Lease liability	—	5,900
Acquired leases	12	21
Finance lease liabilities	3	28
Other non-current liabilities	$15,196	$22,906

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

As a result of the above, included in our current and non-current liabilities are accrued pension costs of $3.9 million at September 30, 2022. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the nine months ended September 30, 2022, and 2021. Our pension plan is unfunded.

During the quarter and nine months ended September 30, 2022, the interest cost was $53,000, and $165,000, respectively, and the actuarial loss was $52,000 and $155,000, respectively. During the quarter and nine months ended September 30, 2021, the interest cost was $59,000 and $182,000, respectively, and the actuarial loss was $52,000 and $156,000, respectively.

Note 13 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2022	$6,842	$(14)	$(1,969)	$23	$4,882

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	1,457	1,457
Amounts reclassified from accumulated other comprehensive income	—	—	—	(204)	(204)
Net change related to derivatives	—	—	—	1,253	1,253

Net current-period other comprehensive income (loss)	(15,268)	(1)	155	1,253	(13,861)
Balance at September 30, 2022	$(8,426)	$(15)	$(1,814)	$1,276	$(8,979)

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

General Distributors Limited v. Reading Wellington Properties Arbitration

On June 18, 2021, General Distributors Limited (“GDL”), an owner and operator of supermarkets in New Zealand, filed an arbitration statement of claim (the “Statement of Claim”) in Auckland, New Zealand, against our wholly owned subsidiary, Reading Wellington Properties, Limited (“RWPL”), relating to the enforceability of an Agreement to Lease (the “ATL”) entered into between the parties in February 2013, contemplating the construction by RWPL and the lease by GDL of a supermarket in Wellington, New Zealand on property owned by RWPL. Effective August 26, 2022, this matter was resolved by the parties’ written settlement agreement to the effect that the ATL has terminated and is at an end and that any and all rights or claims arising under or in respect of the ATL have lapsed or are, by such settlement, waived and abandoned, including any and all right or claims against the any of our Company’s properties in Wellington, New Zealand. No amounts in settlement were paid by either party, and each party bore its own legal costs and expenses. The cost of the arbitrator were shared equally by the parties. The matter is now at an end.

Note 15 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd.:

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Australian Country Cinemas, Pty Ltd	$54	$48
Shadow View Land and Farming, LLC	(3)	(4)
Sutton Hill Properties, LLC	642	942
Noncontrolling interests in consolidated subsidiaries	$693	$986

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Australian Country Cinemas, Pty Ltd	$15	$6	$76	$48
Shadow View Land and Farming, LLC	(3)	—	(4)	3,166
Sutton Hill Properties, LLC	(134)	(111)	(300)	(325)
Net income (loss) attributable to noncontrolling interests	$(122)	$(105)	$(228)	$2,889

On March 5, 2021, Shadow View Land and Farming, LLC, sold its only asset, being certain land holdings in Coachella, California, for $11.0 million and is currently in the process of winding up and liquidating. See Note 6.

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2022	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(15,354)	—	—	(15,354)	(99)	(15,453)
Other comprehensive income, net	—	—	—	—	—	—	—	3,524	3,524	1	3,525
Share-based compensation expense	—	—	—	—	415	—	—	—	415	—	415
Restricted Stock Units	52	1	—	—	(32)	—	—	—	(31)	—	(31)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(22)	(22)
At March 31, 2022	20,312	$234	1,680	$17	$152,364	$(27,986)	$(40,407)	$8,406	$92,628	$866	$93,494
Net income	—	—	—	—	—	(2,436)	—	—	(2,436)	(7)	(2,443)
Other comprehensive income, net	—	—	—	—	—	—	—	(9,218)	(9,218)	1	(9,217)
Share-based compensation expense	—	—	—	—	466	—	—	—	466	—	466
Restricted Stock Units	49	—	—	—	(52)	—	—	—	(52)	—	(52)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(21)	(21)
At June 30, 2022	20,361	$234	1,680	$17	$152,778	$(30,422)	$(40,407)	$(812)	$81,388	$839	$82,227
Net income	—	—	—	—	—	(5,177)	—	—	(5,177)	(122)	(5,299)
Other comprehensive income, net	—	—	—	—	—	—	—	(8,167)	(8,167)	(3)	(8,170)
Share-based compensation expense	—	—	—	—	497	—	—	—	497	—	497
Distributions to noncontrolling stockholders	—		—	—	—	—	—	—	—	(21)	(21)
At September 30, 2022	20,361	$234	1,680	$17	$153,275	$(35,599)	$(40,407)	$(8,979)	$68,541	$693	$69,234

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2021	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173
Net income (loss)	—	—	—	—	—	18,965	—	—	18,965	3,102	22,067
Other comprehensive income, net	—	—	—	—	—	—	—	(2,545)	(2,545)	—	(2,545)
Share-based compensation expense	—	—	—	—	464	—	—	—	464	—	464
Restricted Stock Units	52	1	—	—	(111)	—	—	—	(110)	—	(110)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(5,300)	(5,300)
At March 31, 2021	20,121	$232	1,680	$17	$150,332	$(25,588)	$(40,407)	$9,957	$94,543	$1,206	$95,749
Net income	—	—	—	—	—	22,702	—	—	22,702	(108)	22,594
Other comprehensive income, net	—	—	—	—	—	—	—	(1,592)	(1,592)	—	(1,592)
Share-based compensation expense	—	—	—	—	450	—	—	—	450	—	450
Restricted Stock Units	4	—	—	—	(2)	—	—	—	(2)	—	(2)
At June 30, 2021	20,125	$232	1,680	$17	$150,780	$(2,886)	$(40,407)	$8,365	$116,101	$1,098	$117,199
Net income	—	—	—	—	—	(10,095)	—	—	(10,095)	(105)	(10,200)
Other comprehensive income, net	—	—	—	—	—	—	—	(4,029)	(4,029)	--	(4,029)
Share-based compensation expense	—	—	—	—	606	—	—	—	606	--	606
Restricted Stock Units	2	—	—	—	(3)	—	—	—	(3)	--	(3)
At September 30, 2020	20,127	$232	1,680	$17	$151,383	$(12,981)	$(40,407)	$4,336	$102,580	$993	$103,573

Note 16 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan (as amended, the “2010 Plan”) under which our Company has granted stock options and other share-based payment awards of our Common Stock to eligible employees, directors, and consultants has expired. In total, 1,315,481 shares of Class A Common Stock were issued or reserved for issuance pursuant to the previously granted options or restricted stock units under that plan.

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at September 30, 2022, was 1,250,000, of which 308,638 remain available for future issuance. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase in the number of shares available for issuance under the 2020 Plan. At September 30, 2022, this potential increase in the number of shares eligible for issuance under the 2020 Plan was 422,248 Class A Common Stock.

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

No stock options were issued in the nine months ended September 30, 2022.

For the quarters ended September 30, 2022, and 2021, we recorded compensation expense of $53,000 and $101,000, respectively, with respect to our prior stock option grants. For the nine months ended September 30, 2022, and September 30, 2021, we recorded compensation expense of $159,000 and $302,000, respectively. At September 30, 2022, the total unrecognized estimated compensation expense related to non-vested stock options was $0.1 million, which we expect to recognize over a weighted average vesting period of 0.65 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at September 30, 2022, was $nil, as the closing price of our Common Stock on that date was $3.29.

The following table summarizes the number of options outstanding and exercisable as of September 30, 2022, and December 31, 2021:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2020	713,479	$14.64	2.18	$13,969
Granted	—	—	—	—
Exercised	(38,803)	4.66	—	63,831
Forfeited	(157,332)	11.87	—	—
Balance - December 31, 2021	517,344	$15.42	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(189,846)	12.19	—	—
Balance - September 30, 2022	327,498	$15.75	1.33	$—

Restricted Stock Units

The following table summarizes the status of unvested RSUs granted to date as of September 30, 2022:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	September 30, 2022	September 30, 2022	September 30, 2022

Opening balance	118,231	118,060	236,291	231,804	—	4,487

March 13, 2019	—	24,366	24,366	15,947	5,315	3,104
March 14, 2019	—	23,327	23,327	17,496	5,831	—
May 7, 2019	11,565	—	11,565	11,565	—	—
March 10, 2020	—	287,163	287,163	96,828	189,517	818
December 14, 2020	—	43,260	43,260	42,084	—	1,176
December 16, 2020	60,084	11,459	71,543	71,543	—	—
April 5, 2021	—	262,830	262,830	45,403	217,427	—
April 19, 2021	—	22,888	22,888	5,536	16,276	1,076
August 11, 2021	26,924	—	26,924	26,924	—	—
December 8, 2021	48,951	—	48,951	—	48,951	—
April 18, 2022	—	428,899	428,899	—	428,415	484

Total	265,755	1,222,252	1,488,007	565,130	911,732	11,145

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

For the quarters ended September 30, 2022, and 2021, we recorded compensation expense of $444,000 and $505,000, respectively. For the nine months ended September 30, 2022, and September 30, 2021, we recorded compensation expense of $1.2 million and $1.3 million, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $3.5 million as of September 30, 2022, which we expect to recognize over a weighted average vesting period of 1.65 years.

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

Under the stock repurchase program, as of September 30, 2022, our Company had acquired a total of 1,792,819 shares of Class A Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). No shares of Class A Common Stock were purchased in the quarter ended September 30, 2022. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30. This leaves $26.0 million available under the March 2, 2017, program, as extended, to March 10, 2024.

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

The components of lease expense were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$8	$12	$30	$37
Interest on lease liabilities	1	1	2	4
Operating lease cost	8,160	8,591	24,475	25,151
Variable lease cost	181	(2,064)	270	(4,751)
Total lease cost	$8,350	$6,540	$24,777	$20,441

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2022	2021
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$33	$40
Operating cash flows for operating leases	26,034	16,666
Right-of-use assets obtained in exchange for new operating lease liabilities	6,720	32,956

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Operating leases
Operating lease right-of-use assets	$200,396	$227,367
Operating lease liabilities - current portion	22,950	23,737
Operating lease liabilities - non-current portion	200,855	223,364
Total operating lease liabilities	$223,805	$247,101
Finance leases
Property plant and equipment, gross	352	374
Accumulated depreciation	(320)	(311)
Property plant and equipment, net	$32	$63
Other current liabilities	33	40
Other long-term liabilities	3	28
Total finance lease liabilities	$36	$68

Other information
Weighted-average remaining lease term - finance leases	1	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.21%	5.24%
Weighted-average discount rate - operating leases	4.56%	4.47%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2022	$7,932	$9
2023	32,915	28
2024	31,544	—
2025	29,579	—
2026	27,702	—
Thereafter	159,221	—
Total lease payments	$288,893	$37
Less imputed interest	(65,088)	(1)
Total	$223,805	$36

As of September 30, 2022, we have an additional cinema operating lease that has not yet commenced operations of approximately $6.8 million. It is anticipated that this operating lease will commence in 2023 with a lease term of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Components of lease income
Lease payments	$2,046	2,230	$6,065	$7,601
Variable lease payments	333	273	598	642
Total lease income	$2,379	$2,503	$6,663	$8,243

The book value of underlying assets under operating leases from owned assets was as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Building and improvements
Gross balance	$133,488	$140,028
Accumulated depreciation	(23,862)	(23,923)
Net Book Value	$109,626	$116,105

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2022	$1,683
2023	6,427
2024	5,786
2025	4,989
2026	2,548
Thereafter	2,757
Total	$24,190

Note 18 – Hedge Accounting

As of September 30, 2022, and December 31, 2021, our Company held interest rate derivatives in the total notional amount of $51.0 million.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	September 30,		December 31,
	2022		2021
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$1,318	Derivative financial instruments - current portion	$96
	Derivative financial instruments - non-current portion	21	Derivative financial instruments - non-current portion	112
Total derivatives designated as hedging instruments		$1,339		$208
Total derivatives		$1,339		$208

	Liability Derivatives
	September 30,		December 31,
	2022		2021
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$181
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$—		$181
Total derivatives		$—		$181

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and nine months ended September 30, 2022 and September 30, 2021, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended September 30		Nine Months Ended September 30
		2022	2021	2022	2021
Interest rate contracts	Interest expense	$(252)	$61	$(204)	$181
Total		$(252)	$61	$(204)	$181

	Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Interest rate contracts	$(312)	$4	$(1,457)	$9
Total	$(312)	$4	$(1,457)	$9

	Loss (Gain) Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Interest expense	$(252)	$61	$(204)	$181
Total	$(252)	$61	$(204)	$181

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

As of September 30, 2022, and December 31, 2021, we had derivative financial assets carried and measured at fair value on a recurring basis of $1.3 million and $208,000, respectfully. As of September 30, 2022, we had no derivates in a liability position. As at December 31, 2021, we had derivative financial liabilities carried and measured at fair value on a recurring basis of $181,000.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2022, and December 31, 2021, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2022
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$189,969	$—	$—	$188,019	$188,019
Subordinated debt	29,427	—	—	23,434	23,434
	$219,396	$—	$—	$211,453	$211,453

		Fair Value Measurement at December 31, 2021
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$206,992	$—	$—	$207,817	$207,817
Subordinated debt	29,956	—	—	20,494	20,494
	$236,948	$—	$—	$228,311	$228,311

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of September 30, 2022, and December 31, 2021.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of September 30, 2022, and December 31, 2021, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2022, and September 30, 2021.

Note 20 – Subsequent Events

On November 4, 2022, we extended the closing date of the purchase of the Village East ground lease to July 1, 2024.

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

General COVID-19 Pandemic Overview & Updates

The cinema exhibition industry has endured significant challenges over the past couple of years. During this time, our Company has been tested in various ways, including: (i) the COVID-19 pandemic forcing us to temporarily close our cinemas worldwide, (ii) the emergence of COVID-19 variants prolonging our recovery and putting a strain on our liquidity needs, (iii) increasing relevance of streaming services creating more competition, and (iv) significant portions of the populations avoiding public spaces.

Despite these challenges, our Company continues to persevere. Attendances for the quarter and nine months are up compared to the same time periods 2021. Comparing to the same time period in 2019, our business is starting to slowly climb back up to pre-pandemic levels. Our real estate tenants, with the exception of one completing fitout works, are all open and paying rent. The pandemic has been a testament to the durability of our two-pronged, diversified international business strategy and has increased our faith in the future longevity of our Company.

Naturally, the future is not foreseeable and there is always the risk that new COVID-19 strains or other issues may emerge. However, with a majority of the population vaccinated against COVID-19, it is safe to be cautiously optimistic. We are envisioning a return to the time where our cinema revenues can support our real estate acquisition and development activities.

Recent Box Office Improvements

The cinema exhibition industry typically experiences a slowdown in terms of blockbuster releases during the third quarter of the year. This is a typical seasonal occurrence year after year, due to unwillingness among production houses to release their blockbuster films outside of peak seasons. However, during the third quarter of 2022, the highest grossing films Thor: Love and Thunder, Minions, the Rise of Gru, Top Gun: Maverick, Bullet Train and Elvis significantly surpassed the top film releases during the same time period of the prior year. Although the overall third quarter of 2022 experienced a weaker film slate than in the prior quarter of this year, recent box office numbers, and patrons' increasing willingness to return to big screen venues, reinforce a rebounding cinema industry and an improved quality of film product from the studios. Looking towards the fourth quarter of 2022, we expect the release of films such as Black Panther: Wakanda Forever, Avatar 2: Way of the Water, and Strange World to drive improved admissions and cinema revenues.

All of our cinemas were open during the current reporting period (excluding those temporarily closed unrelated to the pandemic related government closures).

We continue to experience challenges, similar to our competitors and those in the hospitality and food and beverage service industries, with labor shortages, cost increases and uncertainties. Also, our dependance on blockbuster films has adversely affected the film rent paid to distributors. Operating costs, fueled by inflation, continue to increase as well. However, our Company continues to overcome and adapt to the existing challenges.

Real Estate Developments

In the United States, during the first quarter of 2022, we completed a long-term lease of those floors, representing approximately 42 percent of the leasable area in the building, to a national retailer. We have now completed the landlord’s work for our lower level, ground floor and second floor of our 44 Union Square property in Manhattan and turned them over to the tenant for the construction of its tenant improvements. CBRE has been engaged as our exclusive broker for the remainder of the space and while no assurances can be given, we are pleased that they have presented to us in recent months proposals from qualified prospects looking to lease the remainder of the building

In Australia and New Zealand, all of our tenants remained open and trading with the exception of one tenant completing fit out works as of the date of this report. We have one active retail tenant in Courtenay Central, which continues to be closed due to seismic concerns, and one digital signage tenant located on an exterior surface parking lot.

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

We believe these two business segments complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As a result of COVID-19, we relied more upon income from our real estate assets, and tapped the imbedded value in those assets, to support our Company through the COVID-19 crisis. As COVID-19 impacts decrease, government restrictions ease, quality film product, and patrons return to our cinemas, we believe we are able to once again rely on the cash flows generated by our cinema portfolio. We are steadfast in our belief that this two-pronged, diversified international business strategy will keep carrying our Company through these difficult times as we continue to navigate the uncertainty and challenges posed by the global COVID-19 pandemic, including the emergence of new variants.

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

•in New Zealand, under the Reading Cinemas and our two unconsolidated joint venture theatres, Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of September 30, 2022.

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

(3)Our total location counts as of September 30, 2022 reflects all operating cinemas, plus (i) the Reading Cinemas at Courtenay Central in New Zealand which remains closed while we address certain seismic issues and (ii) one Consolidated Theatre in Hawaii was closed as of September 30, 2022, due to a legal dispute with the landlord. Note that as of October 5, 2022, the Company terminated the lease in this one Consolidated Theatre location and completed a de-fit of the cinema premises as of November 9, 2022. The financial results of this Consolidated Theatre location are not material to the revenues or income of the U.S. cinema circuit.

Our cinema revenues consist primarily of cinema ticket sales, F&B sales, screen advertising, gift card purchases, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) operating costs, such as employment costs and utilities, and (iii) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality first run films and the number of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2021 Form 10-K. We now present a discussion of recent material developments.

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of September 30, 2022, were as follows:

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

The landlord for South City Square has been delayed in completing the construction works and turning over the space to us. We now anticipate the eight-screen complex to open in the second half of 2023. The new location will operate under the Angelika Film Center brand. Also by the end of 2023, we anticipate adding a five-screen Reading Cinemas in Busselton in Western Australia. Both new cinema complexes are part of broader multi-use lifestyle/shopping center developments currently under construction.

Cinema Upgrades

As of September 30, 2022, the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count(6)	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	63	515
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	10	26
Premium (AU/NZ)(2)	15	40
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	18	n/a
Premium Seating (features recliner seating)	30	189
Liquor Licenses (5)	39	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of September 30, 2022, we have pending applications for additional liquor licenses for six cinemas in the U.S, two in Australia, and one in New Zealand.

(6)The above reflects information as of September 30, 2022. On October 05, 2022, the Company terminated the lease at one Consolidated Theatre in Hawaii.

As of November 09, 2022, the Company vacated the cinema premises.

Recent Enhancements:

United States

•Kapolei renovation: On March 3, 2022, we reopened our Consolidated Theatre in Kapolei, in Western Oahu, Hawaii with eight screens featuring recliner seating and a renovation of the lobby areas.

As of September 30, 2022, we have converted 110 of our 238 U.S. auditoriums to luxury recliner seating.

•Invercargill renovation: On July 24, 2022, we closed our Reading Cinemas in Invercargill, New Zealand for renovation. In conjunction with the development of a new shopping center being, we renovated our Reading Cinemas to improve the lobby, add facilities for an elevated F&B offer, convert one screen to electric recliner seats, and integrate the cinema foyer into the new state-of-art shopping center. The Company expects the renovated Reading Cinema to re-open before the end of 2022 in conjunction with the launch of the shopping center.

We continue to enhance our proprietary online ticketing and F&B capabilities, improve our contactless experiences, and develop our social media platforms. Our goal is to enhance the convenience and safety of our offerings while promoting guest affinity with our brands. During the third quarter of 2022, we expanded our F&B offering to include on-line in-seat ordering in all of our Gold Lounge cinemas at our Reading Cinemas in Australia and New Zealand.

Cinema Closures

No cinemas are currently closed due to COVID-19 or its variants. As of the date of this Report, two cinemas in New Zealand are closed due to reasons unrelated to the pandemic, and one Consolidated Theatre in Hawaii has been closed due to a lease termination as described above.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. As of September 30, 2022, we own the fee interests in both of our live theatres in Manhattan and in 10 of our cinemas (as presented in the table under Cinema Exhibition Overview). In addition, we:

•own our 44 Union Square property in Manhattan comprised of retail and office space which is currently in the lease-up phase. The lower level, ground floor, and second floor of the building are now fully leased to a national retailer. The landlord’s work has been completed for that space, and has been turned over to the tenant for the construction of tenant improvements.

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

•own a 75% managing member interest in a limited liability company which in turn owns the fee interest in and improvements constituting our Cinemas 1,2,3 located in Manhattan;

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

On January 27, 2022, we entered into a long-term lease with a national retailer for the lower level, ground floor and second floor of the building. We have completed the landlord work with respect to these premises and turned them over to the tenant for the construction of tenant improvements. We have retained CBRE as our leasing agent for the remaining floors of the building. Our leasing team continues to pursue potential tenants to fill the remainder of the space, although no assurances can be given that we will be able to lease the space on acceptable terms in the near term. At the present time, we are in discussions with potential tenants each of whom has indicated an interest in renting all of the remaining space in our building.

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

•Minetta Lane Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was used by Audible, to present plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. Due to COVID-19, no shows were presented between March 2020 and October 8, 2021, the date on which public performances resumed. In late 2019, we completed an initial feasibility study for the potential redevelopment of this asset. We will refocus our efforts on this project at a later date. In the interim, Audible extended their annual license through the first quarter of 2024.

•Cinemas 1,2,3 Redevelopment (New York, N.Y.) – Active redevelopment work related to this location has been suspended, until we are able to develop a better understanding of the ongoing effects of COVID-19 on our Cinemas 123 asset and its surrounding market. In the interim, we have determined to continue to operate this location as a cinema for at least the near term.

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

In August, our Company settled the outstanding arbitration with General Distributors Limited over an agreement to lease related to the construction of a supermarket and the provision of car parking on our properties in Wellington, NZ.  The parties agreed that this agreement to lease has been terminated, with each party bearing their own costs. We consider this settlement to be a positive development, as we now have the necessary flexibility to control a strategic masterplan of our Wellington property assets.

Corporate Matters

Refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 16 – Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Please refer to our 2021 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2022, and September 30, 2021, respectively:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2022	September 30, 2021	Fav/ (Unfav)	September 30, 2022	September 30, 2021	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$48,359	28,751	68%	$147,476	$79,580	85%
Real estate	4,070	3,177	28%	12,265	9,948	23%
Inter-segment elimination	(1,232)	(125)	(>100)%	(3,833)	(386)	(>100)%
Total revenue	51,197	31,803	61%	155,908	89,142	75%
Operating expense
Cinema exhibition	(46,541)	(29,362)	(59)%	(138,412)	(82,871)	(67)%
Real estate	(2,352)	(2,683)	12%	(6,715)	(7,902)	15%
Inter-segment elimination	1,232	125	>100%	3,833	386	>100%
Total operating expense	(47,661)	(31,920)	(49)%	(141,294)	(90,387)	(56)%
Depreciation and amortization
Cinema exhibition	(3,161)	(3,555)	11%	(10,057)	(10,801)	7%
Real estate	(1,591)	(1,705)	7%	(4,920)	(5,293)	7%
Total depreciation and amortization	(4,752)	(5,260)	10%	(14,977)	(16,094)	7%
General and administrative expense
Cinema exhibition	(794)	(891)	11%	(3,360)	(6,588)	49%
Real estate	(272)	(274)	1%	(755)	(660)	(14)%
Total general and administrative expense	(1,066)	(1,165)	8%	(4,115)	(7,248)	43%
Impairment expense
Cinema exhibition	—	—	-%	(1,549)	—	(>100)%
Total impairment expense	—	—	-%	(1,549)	—	(>100)%
Segment operating income
Cinema exhibition	(2,137)	(5,057)	58%	(5,902)	(20,680)	71%
Real estate	(145)	(1,485)	90%	(125)	(3,907)	97%
Total segment operating income (loss)	$(2,282)	$(6,542)	65%	$(6,027)	$(24,587)	75%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(258)	(300)	14%	(804)	(917)	12%
General and administrative expense	(4,190)	(4,109)	(2)%	(13,249)	(11,957)	(11)%
Interest expense, net	(3,694)	(3,068)	(20)%	(10,242)	(10,437)	2%
Equity earnings of unconsolidated joint ventures	61	(75)	>100%	233	158	47%
Gain (loss) on sale of assets	(59)	2,559	(>100)%	(59)	92,345	(>100)%
Other income (expense)	5,455	440	>100%	8,445	2,236	>100%
Income before income taxes	(4,967)	(11,095)	55%	(21,703)	46,841	(>100)%
Income tax benefit (expense)	(332)	895	(>100)%	(1,492)	(12,380)	88%
Net income (loss)	(5,299)	(10,200)	48%	(23,195)	34,461	(>100)%
Less: net income (loss) attributable to noncontrolling interests	(122)	(105)	(16)%	(228)	2,889	(>100)%
Net income (loss) attributable to Reading International, Inc.	$(5,177)	$(10,095)	49%	$(22,967)	$31,572	(>100)%
Basic earnings (loss) per share	$(0.23)	$(0.46)	50%	$(1.04)	$1.45	(>100)%

Consolidated and Non-Segment Results:

Third Quarter and Nine Months Net Results

Revenue

Revenue for the quarter ended September 30, 2022, increased by $19.4 million, to $51.2 million, when compared to the same period in the prior year. Revenue for the nine months ended September 30, 2022, increased by $66.8 million, to $155.9 million, when compared to the same period in the prior year. These increases were attributable to a stronger film slate, the latest additions to our cinema portfolio (Miller Junction, Victoria, Australia opened on June 16, 2021 and Traralgon, Victoria, Australia opened on December 15, 2021), as well as substantially all of our cinemas operating during the first nine months of 2022, compared to the same period in 2021, when a portion of our cinemas were closed due to local government mandates for part of the reporting period.

Segment Operating Income/(Loss)

Our total segment operating loss for the quarter ended September 30, 2022, decreased by $4.3 million, from a loss of $6.5 million to a loss of $2.3 million, mainly due to our patrons returning to the theaters and a much stronger film slate during the current reporting period.

Our total segment operating loss for the nine months ended September 30, 2022, decreased by $18.6 million, from a loss of $24.6 million to a loss of $6.0 million, primarily due to easing COVID-19 government restrictions and cinema closures and better film content available during the first nine months of 2022. This decrease was partially offset by a loss of third-party property income from our Auburn/Redyard ETC, which was monetized in June 2021, an increase in occupancy costs related to the monetization of our Invercargill property in August 2021, and an impairment charge of $1.5 million against certain cinema assets.

During the third quarter 2022, both the Australia and New Zealand dollars devalued against U.S dollar. The average Australia dollar exchange rate against the U.S. dollar for the three months in Q3 2022 decreased 7.0% compared to the same period in 2021. The average New Zealand dollar exchange rate against the U.S. dollar for the three months in Q3 2022 decreased 12.5% compared to the same period in 2021. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended September 30, 2022, decreased by $4.9 million, from $10.1 million loss to a loss of $5.2 million when compared to the same period in the prior year. For the nine months ended September 30, 2022, the net income attributable to Reading International, Inc. decreased by $54.5 million, from an income of $31.6 million to a loss of $23.0 million, when compared to the same period in the prior year. These changes are largely due to the prior period profits generated from our asset monetizations that did not reoccur for the quarter and nine months ended September 30, 2022, partially offset by our increased cinema revenue and foreign exchange gains made on subsidiary companies holding foreign currency and intercompany loans.

Income Tax Expense

Income tax expense for the three months ended September 30, 2022, increased by $1.2 million compared to the equivalent prior-year period.  The change between 2022 and 2021 is primarily related to an increase in valuation allowance, partially offset by a decrease in in GILTI tax in 2022.

Income tax expense for the nine months ended September 30, 2022, decreased by $10.9 million compared to the equivalent prior-year period. The change between 2022 and 2021 is primarily related to a decrease in pretax income as well as changes in GILTI tax, valuation allowance, and unrecognized tax benefits in 2022.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2022, and September 30, 2021, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2022	% of Revenue	September 30, 2021	% of Revenue	September 30, 2022	% of Revenue	September 30, 2021	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$13,588	28%	$9,278	32%	$39,815	27%	$18,327	23%	46%	>100%
	Food & beverage revenue	8,671	18%	6,011	21%	25,436	17%	11,883	15%	44%	>100%
	Advertising and other revenue	2,417	5%	1,674	6%	7,281	5%	3,648	5%	44%	100%
		$24,676	51%	$16,963	59%	$72,532	49%	$33,858	43%	45%	>100%
Australia	Admissions revenue	$12,404	26%	$5,520	19%	$39,125	27%	$22,880	29%	>100%	71%
	Food & beverage revenue	6,486	13%	3,178	11%	21,007	14%	12,063	15%	>100%	74%
	Advertising and other revenue	1,124	2%	658	2%	3,665	2%	2,677	3%	71%	37%
		$20,014	41%	$9,356	33%	$63,797	43%	$37,620	47%	>100%	70%
New Zealand	Admissions revenue	$2,287	5%	$1,489	5%	$6,919	5%	$5,108	6%	54%	35%
	Food & beverage revenue	1,191	2%	793	3%	3,646	2%	2,539	3%	50%	44%
	Advertising and other revenue	192	0%	149	1%	582	0%	455	1%	29%	28%
		$3,670	8%	$2,431	8%	$11,147	8%	$8,102	10%	51%	38%

Total revenue		$48,360	100%	$28,750	100%	$147,476	100%	$79,580	100%	68%	85%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(7,602)	16%	$(4,953)	17%	$(22,430)	15%	$(9,181)	12%	(53)%	(>100)%
	Food & beverage cost	(2,352)	5%	(1,433)	5%	(6,552)	4%	(2,844)	4%	(64)%	(>100)%
	Occupancy expense	(6,117)	13%	(4,225)	15%	(18,447)	13%	(16,375)	21%	(45)%	(13)%
	Other operating expense	(10,489)	22%	(7,278)	25%	(28,403)	19%	(15,915)	20%	(44)%	(78)%
		$(26,560)	55%	$(17,889)	62%	$(75,832)	51%	$(44,315)	56%	(48)%	(71)%
Australia	Film rent and advertising cost	$(5,642)	12%	$(2,267)	8%	$(17,827)	12%	$(9,448)	12%	(>100)%	(89)%
	Food & beverage cost	(1,287)	3%	(728)	3%	(4,252)	3%	(2,673)	3%	(77)%	(59)%
	Occupancy expense	(4,215)	9%	(2,665)	9%	(13,265)	9%	(7,504)	9%	(58)%	(77)%
	Other operating expense	(5,625)	12%	(3,557)	12%	(17,344)	12%	(12,085)	15%	(58)%	(44)%
		$(16,769)	35%	$(9,217)	32%	$(52,688)	36%	$(31,710)	40%	(82)%	(66)%
New Zealand	Film rent and advertising cost	$(1,013)	2%	$(646)	2%	$(3,086)	2%	$(2,187)	3%	(57)%	(41)%
	Food & beverage cost	(228)	0%	(162)	1%	(699)	0%	(511)	1%	(41)%	(37)%
	Occupancy expense	(768)	2%	(601)	2%	(2,383)	2%	(1,376)	2%	(28)%	(73)%
	Other operating expense	(1,203)	2%	(845)	3%	(3,724)	3%	(2,772)	3%	(42)%	(34)%
		$(3,212)	7%	$(2,254)	8%	$(9,892)	7%	$(6,846)	9%	(43)%	(44)%

Total operating expense		$(46,541)	96%	$(29,360)	102%	$(138,412)	94%	$(82,871)	104%	(59)%	(67)%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,696)	4%	$(1,790)	6%	$(5,373)	4%	$(5,439)	7%	5%	1%
	Impairment of long-lived assets	—	0%	—	0%	(1,549)	1%	—	0%	(>100)%	(>100)%
	General and administrative expense	(408)	1%	(558)	2%	(2,121)	1%	(5,687)	7%	27%	63%
		$(2,104)	4%	$(2,348)	8%	$(9,043)	6%	$(11,126)	14%	10%	19%
Australia	Depreciation and amortization	$(1,281)	3%	$(1,488)	5%	$(4,034)	3%	$(4,443)	6%	14%	9%
	General and administrative expense	(387)	1%	(333)	1%	(1,239)	1%	(901)	1%	(16)%	(38)%
		$(1,668)	3%	$(1,821)	6%	$(5,273)	4%	$(5,344)	7%	8%	1%
New Zealand	Depreciation and amortization	$(184)	0%	$(277)	1%	$(650)	0%	$(919)	1%	34%	29%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		$(184)	0%	$(277)	1%	$(650)	0%	$(919)	1%	34%	29%

Total depreciation, amortization, general and administrative expense		$(3,956)	8%	$(4,446)	15%	$(14,966)	10%	$(17,389)	22%	11%	14%
OPERATING INCOME (LOSS) – CINEMA
United States		$(3,988)	(8)%	$(3,274)	(11)%	$(12,343)	(8)%	$(21,583)	(27)%	(22)%	43%
Australia		1,577	3%	(1,682)	(6)%	5,836	4%	566	1%	>100%	>100%
New Zealand		274	1%	(100)	(0)%	605	0%	337	0%	>100%	80%
Total Cinema operating income (loss)		$(2,137)	(4)%	$(5,056)	(18)%	$(5,902)	(4)%	$(20,680)	(26)%	58%	71%

Third Quarter and Nine Months Results

Revenue

For the quarter ended September 30, 2022, cinema revenue increased by $19.6 million, to $48.4 million compared to the same period in the prior year. This increase is primarily driven by a higher quality and quantity of film product, such as Thor: Love and Thunder, Minions, the Rise of Gru, Top Gun: Maverick, Bullet Train and Elvis, along with the easing of government COVID-19 restrictions and improved willingness from patrons to return to the in-person experience of the big screen.

For the nine months ended September 30, 2022, cinema revenue increased by $67.9 million, to $147.5 million compared to the same period in the prior year. This increase is primarily driven by better film product and more patrons present in our cinemas due to COVID-19 closures and restrictions being lifted from the previous year.

These favorable results were further enhanced by the opening of our new state-of-the-art cinemas in Millers Junction and Traralgon, Australia in June and December of 2021, respectively.

Cinema Segment Operating Income/(Loss)

Cinema segment operating loss for the quarter ended September 30, 2022, decreased by $2.9 million, from a loss of $5.1 million to a loss of $2.1 million when compared to the same period in the prior year. Cinema segment operating loss for the nine months ended September 30, 2022, decreased by $14.8 million, to a loss of $5.9 million when compared to the same period in the prior year, due to fewer government COVID-19 restrictions and a higher quantity and quality of tentpole films released during the first nine months of 2022, partially offset by increased occupancy costs as a result of internal rents being abated in 2021, third-party rents resuming in 2022 and film rent percentage increase as of result of our dependance on the blockbuster movies shown in 2022.

Operating expense

Operating expense for the quarter ended September 30, 2022, increased by $17.2 million, to $46.5 million, compared to the same quarter in the prior year. Operating expense for the nine months ended September 30, 2022, increased by $55.5 million, to $138.4 million, compared to the same period in the prior year. These increases are due to increased film rent, labor, and utility costs related to higher admissions, and increased occupancy expenses related to cinema rents that were abated in 2021. The operating expense was further increased by the opening of our new state-of-the-art cinemas in Millers Junction and Traralgon, Australia in June and December of 2021, respectively,

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment and general and administrative expense for the nine months ended September 30, 2022, decreased by $2.4 million, to $15.0 million, compared to the same period in the prior year. This decrease in general and administrative expense is attributable to the costs of the 2021 settlement of certain California employment wage and hour claims of $4 million, partially offset by an impairment charge of $1.5 million against certain cinema assets.

Real Estate

The following table details our real estate segment operating results for the quarter and nine months ended September 30, 2022 and September 30, 2021, respectively:

		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2022	% of Revenue	September 30, 2021	% of Revenue	September 30, 2022	% of Revenue	September 30, 2021	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$384	9%	$379	12%	$1,343	11%	$782	8%	1%	72%
	Property rental income	143	4%	177	6%	445	4%	447	4%	(19)%	-%
		527	13%	556	18%	1,788	15%	1,229	12%	(5)%	45%
Australia	Property rental income	3,154	77%	2,391	75%	9,336	76%	8,000	80%	32%	17%
New Zealand	Property rental income	390	10%	230	7%	1,141	9%	718	7%	70%	59%

Total revenue		$4,071	100%	$3,177	100%	$12,265	100%	$9,947	100%	28%	23%
OPERATING EXPENSE
United States	Live theatre cost	$(160)	4%	$(197)	6%	$(531)	4%	$(374)	4%	19%	(42)%
	Property cost	(330)	8%	(361)	11%	(894)	7%	(1,007)	10%	9%	11%
	Occupancy expense	(240)	6%	(506)	16%	(750)	6%	(1,376)	14%	53%	45%
		(730)	18%	(1,064)	33%	(2,175)	18%	(2,757)	28%	31%	21%
Australia	Property cost	(588)	14%	(594)	19%	(1,596)	13%	(2,041)	21%	1%	22%
	Occupancy expense	(500)	12%	(527)	17%	(1,541)	13%	(1,703)	17%	5%	10%
		(1,088)	27%	(1,121)	35%	(3,137)	26%	(3,744)	38%	3%	16%
New Zealand	Property cost	(420)	10%	(387)	12%	(1,085)	9%	(1,068)	11%	(9)%	(2)%
	Occupancy expense	(116)	3%	(110)	3%	(318)	3%	(333)	3%	(5)%	5%
		(536)	13%	(497)	16%	(1,403)	11%	(1,401)	14%	(8)%	-%

Total operating expense		$(2,354)	58%	$(2,682)	84%	$(6,715)	55%	$(7,902)	79%	12%	15%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(745)	18%	$(739)	23%	$(2,243)	18%	$(2,237)	22%	(1)%	-%
	General and administrative expense	(211)	5%	(192)	6%	(643)	5%	(495)	5%	(10)%	(30)%
		(956)	23%	(931)	29%	(2,886)	24%	(2,732)	27%	(3)%	(6)%
Australia	Depreciation and amortization	$(655)	16%	$(724)	23%	$(2,042)	17%	$(2,310)	23%	10%	12%
	General and administrative expense	(60)	1%	(82)	3%	(112)	1%	(164)	2%	27%	32%
		(715)	18%	(806)	25%	(2,154)	18%	(2,474)	25%	11%	13%
New Zealand	Depreciation and amortization	(191)	5%	(242)	8%	(635)	5%	(747)	8%	21%	15%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		(191)	5%	(242)	8%	(635)	5%	(747)	8%	21%	15%
Total depreciation, amortization, general and administrative expense		$(1,862)	46%	$(1,979)	62%	$(5,675)	46%	$(5,953)	60%	6%	5%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(1,159)	(28)%	$(1,439)	(45)%	$(3,273)	(27)%	$(4,260)	(43)%	19%	23%
Australia		1,351	33%	464	15%	4,045	33%	1,782	18%	>100%	>100%
New Zealand		(337)	(8)%	(509)	(16)%	(897)	(7)%	(1,430)	(14)%	34%	37%
Total real estate operating income (loss)		$(145)	(4)%	$(1,484)	(47)%	$(125)	(1)%	$(3,908)	(39)%	90%	97%

Third Quarter and Nine Months Results

Revenue

Real estate revenue for the quarter ended September 30, 2022, increased by $0.9 million to $4.1 million, compared to the same period in the prior year. Real estate revenue for the nine months ended September 30, 2022, increased by $2.3 million to $12.3 million, compared to the same period in the prior year. These increases were due to rental revenue generated from our U.S. Live Theatre business unit and an increase in internal rental income in Australia and New Zealand that was abated during 2021.

Real Estate Segment Income/(Loss)

Real estate segment operating loss for the quarter ended September 30, 2022, decreased by $1.3 million, to a loss of $0.1 million, compared to the same period in the prior year. Real estate segment operating loss for the nine months ended September 30, 2022, decreased by $3.8 million to a loss of $0.1 million, compared to the same period in the prior year. These changes are attributable to our rental revenue generated from our U.S. Live Theatre business unit and rental income from our Australian and New Zealand properties that was abated in 2021.

Operating Expense

Operating expense for the quarter ended September 30, 2022, decreased by $0.3 million, to $2.4 million. The asset monetization of our Auburn/Redyard ETC and Invercargill properties in 2021 contributed to decreases in operating expenses compared to the prior year periods.

Operating expense for the nine months ended September 30, 2022, decreased by $1.2 million, to $6.7 million. The asset monetization of our Coachella and Manukau landholdings, Auburn/Redyard ETC, and Invercargill property contributed to decreases in operating expenses compared to the prior year periods.

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

The changes in cash and cash equivalents for the nine months ended September 30, 2022, and September 30, 2021, respectively, are discussed as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2022	2021	% Change
Net cash provided by (used in) operating activities	$(26,114)	$(17,760)	(47)%
Net cash provided by (used in) investing activities	(6,419)	133,654	(>100)%
Net cash provided by (used in) financing activities	(7,946)	(40,954)	81%
Effect of exchange rate on cash and restricted cash	(2,242)	(4,732)	53%
Increase (decrease) in cash and cash equivalents and restricted cash	$(42,721)	$70,208	(>100)%

Operating activities

Cash used in operating activities for the nine months ended September 30, 2022, increased by $8.4 million, to $26.1 million. This was driven by a $39.4 million increase in net changes in operating assets and liabilities primarily resulting from taxes payable and accounts payable, offset by a $31.1 million decrease mainly attributed to improved cinema operating performance compared to the prior year period.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2022, was $6.4 million. There was no repeat of the monetization of certain assets in the nine months to September 30, 2021, which led to the raising of $133.7 million of cash from investing activities in this period.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2022, decreased by $33.0 million, to $8.0 million due to prior year debt repayments discussed in Part 1 – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 11 – Borrowings.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the third quarter ended September 30, 2022, and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	September 30, 2022	2021	2020	2019	2018(1)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$39,628	$83,251	$26,826	$12,135	$13,127
Unused borrowing facility	12,000	12,000	15,490	73,920	85,886
Restricted for capital projects	12,000	12,000	9,377	13,952	30,318
Unrestricted capacity	—	—	6,113	59,968	55,568
Total resources at period end	51,628	95,251	42,316	86,055	99,013
Total unrestricted resources at period end	39,628	83,251	32,939	72,103	68,695
Debt-to-Equity Ratio
Total contractual facility	$231,396	$248,948	$300,449	$283,138	$252,929
Total debt (gross of deferred financing costs)	219,396	236,948	284,959	209,218	167,043
Current	57,945	12,060	42,299	37,380	30,393
Non-current	161,451	224,888	242,660	171,838	136,650
Finance lease liabilities	36	68	209	—	—
Total book equity	69,234	105,060	81,173	139,616	179,979
Debt-to-equity ratio	3.17	2.26	3.51	1.50	0.93
Changes in Working Capital
Working capital (deficit)(2)	$(80,217)	$(6,673)	$(64,140)	$(84,138)	$(56,047)
Current ratio	0.42	0.94	0.47	0.24	0.35
Capital Expenditures (including acquisitions)	$6,387	$14,428	$16,759	$47,722	$56,827

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

As of September 30, 2022, we had $39.6 million in cash and cash equivalents compared to $83.3 million on December 31, 2021. On September 30, 2022, our total outstanding borrowings were $219.4 million compared to $236.9 million on December 31, 2021.

We manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditures, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. Following these drawdowns, as of June 30, 2020, our global debt was $275.9 million. Since then, we have reduced our debt to $219.4 million as of September 30, 2022.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2022:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Debt(1)	$3,264	$127,495	$51,095	$300	$315	$7,500	$189,969
Operating leases, including imputed interest	7,932	32,915	31,544	29,579	27,702	159,221	288,893
Finance leases, including imputed interest	9	28	—	—	—	—	37
Subordinated debt(1)	181	747	586	—	—	27,913	29,427
Pension liability	171	684	684	684	684	1,034	3,941
Estimated interest on debt (2)	4,028	12,202	3,763	2,245	2,231	967	25,436
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$15,585	$179,971	$87,672	$32,808	$30,932	$196,635	$543,603

(1)Information is presented gross of deferred financing costs.

(2)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3)Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema, which on November 4, 2022, we modified to settle on or before July 1, 2024.

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

$1.5 million of impairment losses were recorded for long-lived and finite-lived intangible assets for the third quarter and nine months ended September 30, 2022. No impairment losses were recorded for the comparative period.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the third quarter and nine months ended September 30, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding the closures and reopening of our cinemas and theatres, including our expectations regarding renovations and addition of cinemas; our expected operating results, including the long-term impact of the COVID-19 pandemic and our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future and any competitive pressures the industry may face in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our expectations regarding the impact of inflation on disposable income and its effect on customer attendance; our belief regarding the impact of a tightening labor market and supply disruptions on our business; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectation regarding the opening of cinema complexes located in Invercargill, New Zealand and Brisbane QLD; our expectation regarding renovations at the Reading Cinemas in Busselton in Western Australia; our expectations of our liquidity and capital requirements, our reliance on operational cash flows and the allocation of funds and our expectations regarding industry demand and our ability to deliver value for stockholders. our expectations regarding the timing of a court hearing with respect to the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•with respect to our cinema and live theatre operations:

•the adverse effects of the COVID-19 pandemic (and its variants) and other contagious diseases on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•the adverse impact of the COVID-19 pandemic (and its variants) and other contagious diseases on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;

•the decrease in attendance at our cinemas and theatres due to (i) health and safety concerns, (ii) a change in consumer behavior in favor of alternative forms of entertainment, or (iii) additional regulatory requirements limiting our seating capacity;

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

•with respect to our real estate development and operation activities:

•the impact of the COVID-19 pandemic (and its variants) and other contagious diseases may continue to affect many of our tenants at our real estate operations in the United States, Australia, and New Zealand, their ability to pay rent, and to stay in business;

•the impact of the COVID-19 pandemic (and its variants) and other contagious diseases on our construction projects and on our ability to open construction sites and to secure needed labor and materials;

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

•our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital, and our ability to borrow funds to help cover the cessation of cash flows we experienced during the COVID-19 pandemic;

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the third quarter of 2022, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 7.0% and 12.5%, respectively, compared to the same period prior year.

At September 30, 2022, approximately 35% and 7% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $17.2 million in cash and cash equivalents. At December 31, 2021, approximately 40% and 8% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $51.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $8.3 million and $15.3 million for the quarter and nine months ended September 30, 2022, respectively. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of September 30, 2022, and December 31, 2021, the balance of cumulative foreign currency translation adjustments were approximately ($8.4) million loss and $6.8 million gain, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $427,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

____________________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: November 9, 2022

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: November 9, 2022

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer