Form 10-K
period 2022-12-31
READING INTERNATIONAL INC
filed 2023-03-31
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $124,342,409. As of March 30, 2023, there were 20,501,150 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive Proxy Statement for the 2023 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2022

The information in this Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K" or “2022 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the “Cautionary Statement Regarding Forward-Looking Statements”. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2022 Form 10-K.

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

BUSINESS DESCRIPTION

Synergistic Diversification and Branding

We are an internationally diversified company focused on the development, ownership and operation of entertainment and real property assets in three jurisdictions: (i) United States (“U.S.”), (ii) Australia, and (iii) New Zealand. We group our businesses in two operating segments, which are owned and operated through various operating subsidiaries:

•Theatrical Motion Picture Exhibition (“Cinema Exhibition”), through our 62 cinemas.

•Real Estate, including real estate development and the rental or licensing of retail, commercial and live theatre assets comprised, as of the date of this 2022 Annual Report, of approximately 9,926,000 square feet of land and approximately 728,000 square feet of net rentable area.

COVID-19 Impact and Company Response

COVID-19 Impact on our Cinema Business

The COVID-19 pandemic materially impacted not only the global economy, but the global cinema industry, including our Company. Our cinema segment, along with our live theaters, suffered a material adverse impact in 2020, 2021 and into 2022. In March 2020, as a result of the pandemic, all of our cinemas and live theatres in the United States, Australia, and New Zealand were forced to temporarily close by government mandate, ultimately causing an immediate halt to our cinema revenues and income. To address this liquidity challenge in 2020 and 2021, we monetized five non-core assets to create short term liquidity for our Company, we implemented various cash preservation strategies, including, but not limited to, laying off our hourly U.S. cinema and live theatre staff, postponing non-essential operating and capital expenditures, negotiating rent abatements/deferrals with third-party cinema landlords and other major suppliers. We also worked with our lenders to modify our financing arrangements to accommodate the economic condition of the business resulting from the pandemic.

In 2021, a majority of our cinemas reopened (some with occupancy restrictions in place), but admissions continued to be down from pre-pandemic levels due to a weaker slate of movies from the major studios and distributors. As a result of both production backlogs and concerns about movie-goers desire to attend public events through the pandemic, major studios and distributors moved certain movies (i) to later release dates or (ii) directly to streaming, home video or premium video on demand (“PVOD”) platforms and thereby passing the exclusive theatrical release window.

Further impacting our overall profitability was the impact the pandemic had on our cinema business’ operating expenses. Supply chain issues and the marked increase in inflation through this period resulted in higher operating expenses. Our venues also faced labor challenges, including hiring and retaining staff, in addition to mandated increasing wage rates.

As of the date of this 2022 Annual Report, all our cinemas are open other than our Courtenay Central in Wellington, New Zealand which is unlikely to reopen until the redevelopment of the property is completed. Despite being open for business and Hollywood’s COVID induced production backlog, 2022 resulted in significantly fewer wide releases than pre-COVID periods. Additionally, the 2022 box office was impacted by the direct or simultaneous release of movies to ancillary platforms rather than an exclusive theatrical run basis. A more robust slate of major movie releases is expected during 2023, which has generated optimism that box office revenues will continue to improve compared to the pandemic periods (2020-2022). Based on today’s 2023 movie release schedule, the number of titles available for theatrical release, and the anticipated appeal of many of those titles to a variety of audiences, should support increased attendance and box office grosses for 2023. Total revenues for the years ended December 31, 2020, 2021 and 2022 were $77.9 million, $139.1 million, and $203.1 million, respectively, compared to $276.8 million for the year ended December 31, 2019, the last pre-pandemic year. Finally, we believe that the major studios have reinforced a commitment to an exclusive theatrical window, as opposed to releasing their content either direct to or simultaneously with streaming, home video or PVOD platforms.

As a result of fallout from the pandemic, a number of U.S. exhibitors have filed for bankruptcy and/or have begun to shed underperforming cinemas. During 2022, we terminated our lease and permanently closed one U.S. cinema and have advised two additional U.S. landlords of our intention to end our leases and close those U.S. cinemas.

Over the course of the pandemic, we have been able to negotiate certain lease concessions from some of our landlords. However, many of those concessions have been in the form of rent deferrals, and we are, in a number of situations, now carrying the added burden of paying down those deferrals, which puts additional stress on our cinema cash flows. As of the date of this 2022 Annual Report, our existing rent deferral obligation is $9.4 million.

The COVID-19 pandemic has had a greater impact on us than some other U.S. based exhibitors. The U.S. Congress determined that, as a public company (despite our micro-cap status), we should be excluded from participation in various federal pandemic relief programs such as the Shuttered Venue Operator Grant Program and Payroll Protection Programs. Our liquidity position and recovery from the unprecedented impacts of the COVID-19 pandemic would have been significantly improved if we had been eligible for such U.S. federal pandemic relief. This has put us at a competitive disadvantage to private operators who were able to access such funding.

COVID-19 Impact on our Real Estate Business

Our real estate business has been less impacted by the COVID-19 pandemic. As of the date of this 2022 Annual Report, virtually all of our third-party tenants in Australia are operating and paying full rent. While New York City live theatre audiences have not returned to pre-pandemic levels, our two live theatres are both currently licensed. Following government mandated closures effective in March 2020, STOMP reopened at our Orpheum Theater in New York on July 20, 2021. However, STOMP closed on January 8, 2023 after an historic nearly 30 year run. We have entered into license agreement for a new production – The Empire Strips Back – which is scheduled to open at the Orpheum in April 2023. Audible, an Amazon company, continues to license our Minetta Lane Theatre in New York, and, following almost 18 months of government mandated closure resumed public performances on October 8, 2021.

With regard to our architectural award winning 44 Union Square redevelopment project in New York City, while the COVID-19 pandemic and the current “work from home” focus of many employees severely constrained leasing activity in New York City, in January 2022 we did secure a long-term lease for the cellar, ground floor, and second floor of the building with an affiliate of Petco Health and Wellness Company, Inc. (NASDAQ: WOOF), a leading pet health and wellness company (“Petco”). Though our real estate team continues to work to secure one or more tenants for the remaining space at 44 Union Square, we believe that the pandemic’s impact on the office leasing market in New York City and the slower pace of the “return to office” effort in New York City have impacted and will continue to impact our efforts to locate an office tenant for the space at 44 Union Square. We have mortgage financing in place for this project to cover leasing and tenant improvement costs of such space.

With respect to our office building in Culver City, we began receiving rental income from a new tenant in October 2020.

In general, the loss of cinema cash flow due to the COVID-19 pandemic has caused us to scale back our real estate development activities during the 2020-2022 period.

Management’s Responses to the Challenges of COVID-19

To date, we have taken a number of significant steps to preserve our liquidity, and we will continue to evaluate our operations as the world more fully recovers from the pandemic in 2023. We have modified our business strategy in order to shore up our long-term viability in a way that would not have a dilutive impact on our stockholders, overleverage our Company, or require that we fire sale assets. In response to lower cash inflows from our cinema businesses, we reviewed our real estate portfolio to identify assets that had not been adversely impacted by the pandemic and which would require material capital investment to generate any material increase in value. These asset monetizations are detailed at Note 5 - Real Estate Transactions to the financial statements. In arriving at the determination to rely upon the monetization of certain non-core real estate assets to bridge this gap in cinema cashflow (which in 2021 produced net proceeds to our Company of $139.4 million), we considered a variety of alternatives, including the issuance of additional common stock and the issuance of high interest rate “junk” debt. We determined that it would be in the best interests of our Company and our stockholders to avoid dilutive equity issuances and to avoid high interest rate debt. We have used the proceeds from the sale of these properties to pay down debt, to cover operating expenses, to fund limited capital improvements, and to strengthen our liquidity. At December 31, 2022, we had cash and cash equivalents totaling $29.9 million, compared to $83.3 million at December 31, 2021. During 2022, we have reduced our net bank debt from $236.9 million as of December 31, 2021, to $215.6 million as of December 31, 2022.

As we continue to navigate the post-pandemic period and the challenging macro-economic environment marked by higher interest rates and costs of operations, we will continue to assess and reassess our real estate holdings as a funding resource. We continue to analyze and reanalyze each of our properties as a possible source of cash to fund operations and/or pay debt. In this process, we remain focused on identifying non-core assets unlikely to enjoy material value increases without substantial capital investment that can be monetized in a reasonable manner without material adverse tax consequences.

In addition to the monetization of certain non-core real estate assets, we implemented a number of measures to reduce our day-to-day cost of operations while improving the safety of our cinemas in the light of the COVID-19 pandemic. These measures have included, but are not limited to, terminating U.S. cinema and live theater staff for the period of cinema closures, reducing our utilities and essential operating expenditures to the minimum levels necessary, terminating or deferring non-essential capital expenditure, and reducing corporate-level employment costs. We have enhanced our cleaning protocols and installed partitions and air filtration systems to improve the safety aspects of our cinemas and upgraded our mobile platforms to increase social distancing. Furthermore, we were able to keep our Australia and New Zealand cinema level staff due to government assistance provided in those countries.

We were able to maintain most of our cinema assets and keep our key personnel in place as we reopened our cinemas. Generally speaking, our lenders and landlords continue to work with us. While we have closed or anticipate that we will close certain non-performing U.S. cinemas, and while we are in discussions with various landlords as to modifications in our occupancy arrangements, to date no landlord has terminated our right to occupy any of our cinemas. We have a variety of landlords, and these discussions are being progressed on a location-by-location basis. Further, we believe that our relationships with our film suppliers continue to be strong.

While COVID-19 impacts seem to be on the decline globally, we continue to experience residual impacts that we anticipate will be passing in the long-term, and we believe that we will ultimately return to results that resemble those of the pre-pandemic era in the future. However, no assurance can be given that we will achieve these results and, unfortunately, there is still a risk of future global outbreaks of COVID-19 or other diseases. In addition, we may be adversely impacted by long-term social trends and movie release patterns, which are placing greater emphasis on streaming in periods prior to the COVID-19 pandemic.

In short, we have thus far preserved our core business and, while we have monetized on favorable terms certain real estate assets earlier than we had intended and may be called upon to further cull our portfolio, we still hold quality real estate assets in which to invest our time and resources.

OUR COMMERCIAL BRANDS

Set forth below is a brief description of the various brands under which we organize our business operations:

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Cinema Exhibition / All Countries		United States Australia New Zealand

Our Reading Cinemas tradename is derived from our over 185-year history as the “Reading Railroad” featured on the Monopoly® game board. Under this brand, we deliver beyond-the-home entertainment (principally mainstream movies and alternative content and food and beverage) across our three operating jurisdictions. All our cinemas are equipped with the latest, state-of-the-art digital screens, 33 Reading Cinemas feature at least one TITAN LUXE, TITAN XC or IMAX premium auditorium, and 187 of our Reading Cinemas screens feature luxury recliner seating as of December 31, 2022.

Reading Cinemas US Reading Cinemas AU Reading Cinemas NZ
United States

In 2022, our Consolidated Theatres celebrated 105 years of providing cinematic entertainment in the state of Hawaii. We are the oldest and largest circuit in Hawaii with eight cinemas on the islands of Oahu and Maui. In 2019, we completed the “Top-To-Bottom” renovation of our Consolidated Theatre in Mililani on Oahu, now featuring 14-screens with recliner seating and a TITAN LUXE screen, a full F&B upgrade, including the sale of beer, wine & spirits, and a lobby re-design.

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

Since its opening in 1989, our New York City Angelika Film Center has been and consistently continues to be one of the most popular and influential arthouse cinemas in the U.S., featuring principally independent and foreign films. To date, we have expanded our Angelika Film Center Group to include nine other Angelika Film Centers: two in Dallas, TX, two in the Washington DC area, three in New York, NY, one in Sacramento, CA and one in San Diego, CA. Each of our Angelika Film Centers also offers a curated food and beverage experience.

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

We continue to look to expand our specialty theater portfolio by looking for more specialty theater sites in the U.S., Australia, and New Zealand. We anticipate opening later this year in Brisbane our first “Angelika” Film Centre in Australia.

Angelika Film Center State Cinema

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
United States Australia

Launched in December 2020, Angelika Anywhere, is an art focused streaming platform available in the U.S. and more recently, in Australia. We created Angelika Anywhere to allow us to expand the reach of our “Angelika” based cinema experience beyond the four walls of a conventional brick-and-mortar cinema. Our goal is to offer cinephiles easy and curated access to the type of product that has made our Angelika Film Center in NYC the most recognized, dedicated arthouse in North America.

Angelika Anywhere
Real Estate / Leasing		United States

Historically known as Tammany Hall, this approximately 70,000 square foot building overlooking Manhattan’s Union Square, has now signed its first tenant Petco Animal Supplies Stores. Inc (“Petco”) who will occupy most of the ground floor, the cellar and the second floor. Hailed as a dramatic pièce de résistance with its first in the city, over 800-piece, glass dome, this building brings the future to New York’s fabled past. In 2022, the building was selected for the following awards: (i) 2022 The American Architecture Award for Restoration and Renovation; (ii) 2022 ACEC NY Engineering Excellence Award; and (iii) 2022 Building/Technology Systems Diamond Award.

44 Union Square is one of a very limited number of locations in Manhattan that will provide major office tenant(s) with a “brandable” site, and the only such location on Union Square. This location now has an active lease with Petco leasing 42% of the leasable area, including the lower level, ground floor and second floor.

44 Union Square
Australia

Located on 203,000 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 143,828 square feet of net rentable area, including a Coles Supermarket and 47 other third-party tenants, offering community level F&B, retail, and professional services.

At the end of 2017, we completed a major expansion that added a new eight-screen Reading Cinemas with TITAN LUXE, an additional 10,000 square feet of restaurant tenant space and 124 parking spaces.

Adjacent to our Newmarket Village, we own a three-level, 22,000 square foot office building. Taken together with the retail components, the center is 98% leased as of December 31, 2022.

Newmarket Village
Australia

Anchored by our six-screen Reading Cinemas, and 13 other third party tenants offering F&B or other retail offers, Cannon Park is located in Townsville, Australia, and is currently comprised of 408,000 square feet of land and 133,032 square feet of net rentable area.

As of December 31, 2022, this property was 92% leased.

Cannon Park Townsville
Australia

Anchored by our 10-screen Reading Cinemas and six F&B or third-party tenants, The Belmont Common is located in Perth, Australia, and is currently comprised of 103,000 square feet of land and 60,118 square feet of net rentable area.

As of December 31, 2022, this property was 100% leased.

The Belmont Common

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
New Zealand

Located in the heart of Wellington – New Zealand’s capital city – this center is comprised, on a consolidated basis through various subsidiaries, of 161,000 square feet of land, including two parking lot parcels totaling 84,184 square feet. Courtenay Central is situated proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), across the street from the site of the new convention center being constructed to handle the demand for such space in Wellington (estimated to open its doors in 2023) and at a major public transit hub. Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site. In January 2019, unrelated seismic issues caused us to close major portions of the existing cinema and retail structure while we move forward with plans to redevelop the center as an entertainment themed urban center with major food beverage components.

Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that our assets in Wellington are located in one of the most vibrant areas of New Zealand.

Courtenay Central
Live Theatre		United States

We operate two off-Broadway live theatres in Manhattan under the Liberty Theatres tradename. In 2018, we entered a license with Audible, a subsidiary of Amazon, pursuant to which our Minetta Lane Theatre serves as Audible’s live theatre home in New York City, which now runs through March 15, 2024. The long running show STOMP has ended its 30-year run at our Orpheum Theatre, and we have entered into a license agreement for a new show, The Empire Strips Back, scheduled to open in April 2023.

Liberty Theatres

Our business plan is to coordinate cinema-based entertainment and real estate to create a powerful and mutually beneficial partnership. Our historically strong and consistent cash flows from our cinemas have, prior to the pandemic, enabled us to be strategic and proactive in acquiring and holding long-term real estate assets, including non-income producing land, and to fuel our real estate development endeavors. However, uncertainty as to current U.S. cinema cash flows has required that we constrain our activities on both the cinema side and the real estate side of or business.

Our real estate portfolio has historically provided us with a solid foundation and helped us weather the COVID caused storm. It has also, over the years, given us financial leverage providing us with a collateral base to support comparatively long term and stable real estate based borrowing. This dynamic combination of cinema and real estate has historically offered a host of advantages that we believe will continue to pay dividends as the longer term pandemic consequences abate. More specifically, the combination of these two segments can provide a variety of business advantages including the following:

•Diversification of our Risk Profile and Enhanced Flexibility in meeting our Cash Needs. We believe that a solid real estate base provides flexibility to raise additional liquidity through one, or a combination of mortgage-based borrowing, sale and leaseback transactions and/or sale. Real-estate backed loans typically allow higher leverage of cash flows than operating loans secured by cinema assets, and the underlying assets themselves provide us a more ready source of liquidity through sale than traditional cinema assets. Strategic asset monetization has formed a key part of our COVID-19 response strategy.

•Reduced Pressure to Deliver Cinema Business Growth; to Grow for Growth’s Sake. During pre-pandemic periods, our competitors bid up the price of independent circuits and cinema leases in order to grow their market share through re-investment of their cinema cash flow and leverage. While we investigated many of these opportunities, we could not justify the prices paid and the rents required. We have in recent periods focused our cash flow on upgrading our existing cinemas and developing our real estate assets, rather than chasing cinema deals. We have adopted a “better, not bigger” strategy with respect to our U.S. cinema circuit. In 2022, we allocated $6.3 million to upgrade and expand our cinema assets and $2.6 million for non-cinema real estate investments. The COVID-19 pandemic restrained our capital reinvestment. We believe, however, that maintaining a strategic approach to our investments and focusing on our core real estate activities will enable us to weather the challenges posed by the current economic climate and continue to grow our business in the long term. We will continuously monitor market conditions and adjust our investments as needed to ensure financial stability and continued success. It may be, as major exhibitors, such as Regal, walk away from cinema assets that opportunities will present themselves to expand our circuit with minimal capital expenditure and on sustainable lease terms.

•Enhanced Control over our own Destiny. As a developer and operator of cinemas, we have enjoyed a unique advantage in creating large-scale retail developments such as our entertainment-themed centers (ETCs). Our cinemas have served as anchor tenants for our projects, historically providing a steady and reliable source of foot traffic and drawing in other businesses to the area. This had allowed us to have more control over the tenant mix and overall development of our ETCs. Additionally, because we are the anchor tenant, we do not have to go through the process of identifying and negotiating with third-party anchor tenants, providing us with a streamlined and efficient development process. We have successfully utilized this approach at our tree currently operating ETCs (and one to be redeveloped) and are excited about the potential for future developments. We are confident that our cinema-anchored developments will continue to be a key driver of our business and create thriving communities.

•The Certainty of Cinema Anchor Tenancies. Our expertise in the cinema industry gives us a significant advantage in developing large-scale retail spaces such as our ETCs. Our cinemas serve as the anchor tenants, creating a bustling and vibrant atmosphere that draws in other businesses to the area. This allows us to carefully curate the tenant mix and shape the overall development of our ETCs. Furthermore, as anchor tenants ourselves, we can streamline the development process without having to negotiate with third-party tenants. We have successfully implemented this approach at our four existing ETCs and are excited about the potential for future developments. In 2021, we monetized our Auburn ETC, retaining a leasehold interest for our cinema there. A profit of $38.7 million was booked on that transaction. We are currently developing plans and strategies to execute as a redevelopment of our fourth ETC in Wellington, NZ. Our cinema-anchored developments are a key strength of our business, and we are confident in their ability to create thriving and dynamic communities.

•Flexibility in Property Use. We are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets if an attractive opportunity presents itself. Our 44 Union Square property has a long-term lease with Petco for the lower level, ground floor and second floor, which went into effect in the first quarter of 2022.

Our hybrid, multi-country strategy emphasizes diversification, and the building of long-term hard asset values. We believe that this business strategy is proving its worth as we have progressed through and are emerging from the current pandemic.

As of December 31, 2022, our principal tangible assets included:

•interests in 62 cinemas comprising of 505 screens;

•fee interests in two live theatres (the Orpheum and Minetta Lane both in Manhattan);

•fee interest in our 44 Union Square property, at which we have leased the lower level, ground floor and second floor to Petco. Petco began paying rent in December 2022, and is now in occupancy of such space on a full rent paying basis. CBRE is currently acting as our exclusive broker for the remainder of the space.

•fee interest in one cinema (the Cinemas 1,2,3) in Manhattan, in which we own a 75% managing member interest in the holding limited liability company;

•fee interests in two cinemas in Australia (Bundaberg and Maitland) and three cinemas in New Zealand (Dunedin, Napier and Rotorua);

•fee interest in our currently operating ETCs in Brisbane (Newmarket Village), Townsville (Cannon Park), and Perth (The Belmont Common) and our ETC currently in the process of redevelopment in Wellington, New Zealand (“Courtenay Central”);

•fee interest in our administrative office buildings in Culver City, California and Melbourne, Australia. Both buildings also feature one other third-party tenant;

•fee interest in a 23 acre industrial site with rail access in Williamsport, Pennsylvania, leased to Transco;

•in addition to the fee interests described immediately above, fee ownership of approximately 9.1 million square feet of developed and undeveloped real estate in the United States, Australia, and New Zealand; and

•cash and cash equivalents, aggregating $29.9 million.

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

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying asset as of December 31, 2022:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	8	88	8		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	23	228	22	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	5	1	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	2	16	1	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema
	Australia Total	27	207	22	5
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	8	4
GRAND TOTAL		62	505	52	10

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto cinemas totaling 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)On November 9, 2022, we permanently closed our 10-screen cinema at Ko’olau in Hawaii and on Jan 13, 2023, took over an existing 6-screen cinema in Armadale in Australia.

Subject to current cash flow constraints, we continue to focus on upgrading our existing cinemas, obtaining liquor licenses, and developing new cinema opportunities to provide our customers with premium offerings, including luxury recliner seating, state-of-the-art presentation including sound, lounges, cafés and bar service, and other amenities. Currently, 187 of our auditoriums feature recliner seating (excluding our joint ventures). In addition, 33 of our auditoriums now feature large format TITAN XC, TITAN LUXE, or IMAX screens. Our circuit has been completely converted to digital projection and sound systems. However, in certain of our cinemas we have, as a point of differentiation, retained the ability to show film in the 70MM format preferred by some directors.

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

Our cinemas generated approximately 58% of their 2022 revenue from box office receipts. Ticket prices vary by location, and in selected locations we offer reduced rates for senior citizens, children and, in certain markets, military and students.

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

F&B sales accounted for approximately 34% of our total 2022 cinema revenue. Although certain cinemas have licenses for the sale and on-premises consumption of alcoholic beverages, historically F&B products have been primarily popcorn, candy, and soda. This is changing, as more of our theaters are offering expanded food and beverage offerings. One of our strategic focuses is to upgrade our existing cinemas with expanded F&B offerings consistent with what we believe to be the new position of cinemas in the pathway from content provider to consumer. We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our food and beverage operations. While ultimately, the profitability of our food and beverage operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis.

Screen advertising and other revenue contribute approximately 8% of our total 2022 cinema revenue. With the exception of certain rights that we have retained to sell screen advertising to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies’ contract with us for the right to show such advertising on our screens.

Management of Cinemas

With the exception of our three unconsolidated cinemas, we manage our cinemas with executives located in Los Angeles and Manhattan in the U.S., Melbourne, Australia, and Wellington, New Zealand. Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we assist in the booking of these two cinemas, our joint venture partner, Event Cinemas, manages their day-to-day operations. Our one-third interest in a 16-screen Brisbane cinema is passive in nature. That cinema is also managed by Event Cinemas.

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

Competition

Film is allocated by the applicable distributor among competitive cinemas and in an increasingly material number of situations to streaming services. Accordingly, from time to time, we may be unable to license every film that we desire to play. In the Australian and New Zealand markets, we generally have access to all film products in the market. Due to the COVID-19 pandemic, we have seen a rise in streaming services with greater quantity and quality of films offered. We have also seen certain major distributors skip the traditional theatrical window and go straight to streaming, PVOD or Video on Demand (“VOD”). Over the last few years, videos have become an essential component of internet usage, with their prevalence increasing across all online platforms as part of digital marketing strategies. Whether it's through social media, websites, emails, or other communication channels, both short and long videos have emerged as the primary mode of connecting with audiences.

Moreover, the surge in popularity of video-on-demand platforms such as Netflix, Amazon Prime, and Hulu is evident. From September 8-19, 2022, selected AMC Theatres celebrated Disney+ Day which showcased beloved films from the Disney catalog. Additionally, in October 2022, a Netflix movie had a one-week theatrical sneak preview across 600 AMC, Regal, and Cinemark theaters in the United States, marking the first time all three major theater chains had agreed to screen a big-budget Netflix film. Along with this partnership, the sequel to "Knives Out," titled "Glass Onion: A Knives Out Mystery," also premiered in select theaters in the United States, Canada, the United Kingdom, Ireland, Italy, Germany, Spain, Israel, Australia, and New Zealand.

Competition for films may be intense, depending upon the number of cinemas in a particular competitive market. Our ability to obtain top grossing, first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as AMC, Cineworld, and Cinemark, who between them control over 57% of the North American market, these mega-exhibition companies are in a position to offer distributors access to many more screens in major markets than we can. Also, the major exhibitors have a significant number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets. Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top-grossing films, rather than deal with independent exhibitors such as ourselves. The situation is different in Australia and New Zealand, where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema. However, on the reverse side, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films. The implementation of a two-year sunset period for block booking and circuit dealing is meant to give movie theaters time to adjust their operations during a period of significant market changes. This prevents the block booking licensing agreements from having a negative impact on independent movie distributors' access to the market by creating a barrier to entry.

The availability of state-of-the-art technology and/or luxury recliner seating can also be a factor in the preference of one cinema over another. In recent periods, a number of cinemas have opened or reopened featuring luxury recliner seating and/or expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat. After significant investment in our cinema portfolio since 2015, our circuit is ready for post COVID-19 recovery. 48% of US screens feature Luxury Recliner Seating. 31% of AU/NZ screens feature Luxury Recliner Seating. 35% of US theaters feature at least one Premium Large Format auditorium (IMAX, TITAN LUXE or TITAN XC) and 53% of AU/NZ theaters feature a PLF Auditorium (TITAN XC or TITAN LUXE). Lastly, 78% of US cinemas offer enhanced F&B menus (including liquor), while 53% of AU/NZ cinemas offer enhanced F&B menus, and 66% of our global cinemas serve liquor.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies who have substantial financial resources which could allow them to operate in a more competitive manner than us. Based on information contained in filings made with the SEC, as of December 31, 2022, the principal exhibitors in the United States are AMC (with 7,855 screens in 600 cinemas); Regal (with 6,860 screens in 516 cinemas), owned by Cineworld Group, the U.K.’s largest cinema operator; and Cinemark (with 4,458 screens in 323 cinemas). It is to be noted that these numbers are subject to fluctuations, as Regal and AMC have been shedding screens in the United States in recent periods. As of December 31, 2022, we were the 14th largest exhibitor with 1% of the box office in the United States with 228 screens in 23 cinemas.

The principal exhibitors in Australia are Greater Union, which does business under the Event Cinemas name (a subsidiary of Event Hospitality and Entertainment, Limited) (“Event”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 65% of the total cinema box office: Event 29%, Hoyts 24%, and Village 12%. Event has 526 screens nationally, Hoyts 421 screens, and Village 229 screens. By comparison, our 191 screens (excluding our joint venture theaters) represent approximately 8% of the total box office making us the fourth largest exhibitor in Australia. The industry is somewhat vertically integrated in Australia and New Zealand, in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand.

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

Since 2020 the streaming landscape has experienced significant transformation. In 2022 newly named Paramount Global (formerly Viacom CBS) finally revealed specifics about its streaming services, including the number of Paramount+ subscribers. AT&T is in the process of merging Warner Media, which owns HBO Max, with Discovery Communications. AMC Networks launched a premium AMC+ subscription bundle in Canada and Australia on Apple TV channels and Amazon Prime Video Channels. In December 2020 and December 2021, respectively, we launched our very own streaming service, Angelika Anywhere, in the U.S. and Australia, which is curated for film lovers of independent and foreign film, documentaries, and the more specialized movies from the major studios. Currently our US based website and mobile app have the function which allow guests to instantly book Private Watch Parties online instantly. Our Australia and New Zealand, customers can also book Private VIP via online.

We are responding to these challenges generally by increasing the comfort and service levels available at our cinemas, by offering convenient online ticket reservation services with guaranteed seating, by investing in larger screens and enhanced sound, by offering more specialized and alternative product to our audiences, and by providing value for the moviegoer’s dollar. We are focusing on the fact that going to the movies is a special social experience, and we are working to make that experience the best that it can be. We must differentiate ourselves from other forms of video entertainment by emphasizing the special nature of seeing film and alternative content in a cinema environment and by developing ways to position ourselves to take advantage of the increased output of film and feature product. These are issues common to both our U.S. and international cinema operations. We are proactively adjusting our operating, programming, and marketing strategies to take into account the wide-ranging impacts of the pandemic. We want to grow our cinema-based business through a disciplined approach to renovations and new opportunities globally.

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

2022 saw some successful releases including Top Gun: Maverick and concluded with the release of Avatar: The Way of Water, but only three films reached the $1 billion mark, which included Jurassic World Dominion. Cinema operators are more hopeful for 2023 as the year offers several highly anticipated releases, such as three Marvel titles, a new Indiana Jones movie, a new Mission: Impossible film featuring a Maverick-boosted Tom Cruise, a second Dune film, the Hunger Games prequel, and highly anticipated adaptations of Wonka, Super Mario Bros, Barbie, and Christopher Nolan's Oppenheimer.

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

44 Union Square

At the end of 2019, we substantially completed the construction phase of our 44 Union Square redevelopment project, achieving approximately 73,000 square feet of net rentable area (calculated inclusive of anticipated BOMA adjustments) comprised of retail and office space. We have leased all the retail space to Petco for a flagship, state-of-the-art facility. We are currently working with CBRE to lease the office portions of the project. 44 Union Square/Tammany Hall, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece, glass dome, brings the future to New York’s fabled past and in 2022 was awarded the (i) The American Architecture Award for Restoration and Renovation, (ii) the ACEC NY Engineering Excellence Award, (iii) and the Building/Technology Systems Diamond Award. Item 7 – Recent Developments.

5995 Sepulveda Boulevard

We own an approximately 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California. We occupy approximately 12,000 square feet of our Culver City office building for administrative purposes. The remainder of the building is leased to an unrelated third-party. Reading purchased the building and acquired an existing A & T Lease on April 8, 2016. An update on this property is provided in Item 7 – Recent Developments.

Cinemas 1,2,3

We own, through our 75% managing member interest, the fee interest in our Cinemas 1,2,3 property in Manhattan. While we are evaluating the potential to redevelop this property as a mixed-use property, these endeavors have been deferred as we deal with the challenges posed by the COVID-19 pandemic. However, located on 3rd avenue, across from Bloomingdales on Manhattan’s Upper Eastside, this property is a prime long-term hold-for-development asset of our Company, and we are confident in the long-term outlook for the New York City commercial market. While we monitor the market for conditions to stabilize, we have been operating the property as a 3-screen cinema by Angelika since March 2021.

Australia

We own and operate three ETCs in Australia. Our revenues from these sites consist of rental income and other ancillary charges from our various tenants.

Newmarket Village

Located on 226,537 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 165,830 square feet of net rentable area, including a Coles Supermarket and 47 other third-party tenants. We added a state-of-the-art eight-screen Reading Cinemas in December 2017. In 2022, we also executed 2 new leases and 4 renewal leases.

Cannon Park

Comprising 9.4-acres across two properties, Cannon Park City Center and Cannon Park Discount Center. Cannon Park was acquired in December 2015. Our multiplex cinema is one of the anchor tenants for Cannon Park City Center, which features 14 third-party F&B and leisure tenants. In 2022, we executed 1 new lease and 3 renew leases.

The Belmont Common

Anchored by our 10-screen Reading Cinemas and six F&B or third-party tenants, The Belmont Common is located in Perth, Australia, and is currently comprised of 103,204 square feet of land and 60,118 square feet of net rentable area.

New Zealand

Courtenay Central

Located in the heart of Wellington – New Zealand’s capital city – our Courtenay Central ETC is currently under redevelopment and is comprised, on a consolidated basis through various subsidiaries, of 161,071 square feet of land situated (i) proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), and (ii) across the street from the site of the future Takina, Wellington Convention and Exhibition Center (wcec.co.nz), the capital’s first premium conference and exhibition space, which is due to be completed in 2023, and (iii) across the street from the St. James Theatre which was recently renovated and has strengthened Wellington’s theatre scene. Despite the COVID-19 pandemic, construction for this major public project is on track with plans including the creation of a public concourse linking through to Wakefield Street. When it is completed, not only will it be a major generator of foot traffic in the area, but its presence (together with the Te Papa Tongarewa Museum) will provide our property with the potential for unhindered view lines over- looking Wellington Harbor. During 2022, our Company completed a second Urban Activation and created a space for the public to enjoy on our Wakefield Street Property in collaboration with Wellington City Council. In the third quarter of 2022, we also favorably resolved disputes regarding our pre-earthquake, pre-COVID development obligations to a third-party tenant which now allows us to proceed with our development and seismic strengthening projects in order to achieve their highest and best use. This pivotal settlement has ultimately provided us a path to freely and strategically work with various stakeholders to advance an overall re-thinking and master plan for our properties and to re-establish our assets as the key Wellington destination for film, families, and fun.

As previously reported, damage from the 2016 Kaikoura earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues caused us to close major portions of the existing cinema and retail structure in early 2019. Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that the Courtenay Central site is located in one of the most vibrant and growing commercial and entertainment precinct areas of Wellington. In 2022, the University of Canterbury hailed Wellington as New Zealand’s most walkable city as 35% of all residents lived within a 10-minute walk of all amenities and the Keep New Zealand Beautiful Society designated it as “The Most Beautiful Large City in Aotearoa”.

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

Competition

A summary discussion of our view as to the competitive aspects of the markets where we own real estate properties is as follows:

United States

We believe that the COVID effect, while significant in 2020 and 2021, will not survive in the long-term as the human need for interaction will outweigh the reduced COVID post-vaccine risks. In 2022, we witnessed a return to normalcy as health and safety measures in public spaces subsided and as large gatherings rebounded. To meet this need for human interaction, we expect that U.S. retail real estate owners will continue to reuse the space vacated by anchor retailers to offer a variety of entertainment options and ultimately enhance the customer experience.

Demand for office space may decline in the near term as corporations adapt to employees’ “work-life balance” and leverage technology to automate tasks. However, our office space offering in the United States is limited. The available space in our Culver City office building is now completely leased. Our 44 Union Square office space is not generic in nature, given its Union Square location, its boutique size and brandability. The retail portion of our 44 Union Square property is now fully leased to Petco.

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

BUSINESS MIX AND FOREIGN CURRENCY IMPACT

At December 31, 2022, the book value of our assets was $587.1 million, and our consolidated stockholders’ book equity was $63.3 million. Calculated based on book value, $267.9 million, or 46% of our assets, relate to our cinema exhibition activities and $247.2 million, or 42%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 1 – Description of Business and Segment Reporting.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2022, we had approximately 58% of our assets in the United States, 34% in Australia and 8% in New Zealand compared to 49%, 40%, and 11%, respectively, at the end of 2021. This shift in the ratio is principally due to repatriation of the proceeds from the monetization of certain AU and NZ real estate assets to US, and currency fluctuations.

We have worked to maintain a balance both between our cinema and real estate assets and between our U.S. and our Australian and New Zealand assets. In 2022, we invested approximately $4.3 million in our U.S. assets: $1.8 million for the development of our real estate assets (principally for the construction of our 44 Union Square property) and $2.5 million for the improvements of our cinema assets (principally the renovations of our cinema at Kapolei, and upgrades of certain other cinemas). We invested approximately $3.2 million in our Australia asset, primarily for the development of our cinema assets (principally the fit-out of our new South City Square eight-screen complex and Busselton five-screen reading cinema). We invested approximately $1.5 million in our New Zealand assets: $1.1 million for our Invercargill cinema renovation and $0.4 million was used for the development of real estate assets (principally on the predevelopment of our Courtenay Central asset).

At December 31, 2022, we had cash and cash equivalents of $29.9 million, which are treated as corporate assets. Our cash included $24.0 million denominated in U.S. dollars, $4.9 million (AU$7.2 million) in Australian dollars, and $1.1 million (NZ$1.7 million) in New Zealand dollars. We had total worldwide non-current assets of $539.6 million, distributed as follows: $300.0 million in the United States, $192.1 million (AU$320.0 million) in Australia and $47.5 million (NZ$74.8 million) in New Zealand. We had no unrestricted unused capacity of available corporate credit facilities on December 31, 2022.

For 2022, our gross revenues in the United States, Australia, and New Zealand were $100.1 million, $87.8 million, and $15.2 million, respectively, compared to $61.8 million, $64.7 million, and $12.6 million for 2021. All three countries posted revenue increases in 2022 as a result of no mandated COVID-19 related closures in 2022, compared to 2021 due to the wide distribution of COVID-19 vaccines and better film releases.

As shown in the chart set forth in the International Business Risks section, exchange rates for the currencies of these jurisdictions have varied, sometimes materially. These ratios naturally have an impact on our revenues and asset values, which are reported in USD.   The U.S. dollar is trading at or about a ten year high compared to the Australian and New Zealand Dollar, which has the effect of reducing the value of our Australia and New Zealand earnings and cash flow from a U.S. point of view. Notwithstanding these fluctuations, we continue to believe that, over the long term, operating in Australia and New Zealand is a prudent diversification of risk. Australia has been identified by the United Nations to be among the Top 10 countries in the World in terms of natural resources per person. Deutsche Bank has twice named Wellington the best place in the world to live. The Organization for Economic Cooperation and Development has twice rated Australia as the best place to live and work in the world. In our view, the economies of Australia and New Zealand are stable economies, and their lifestyles support our entertainment/lifestyle focus.

HUMAN CAPITAL RESOURCES

Our company is committed to diversity and does not discriminate on the basis of sex, race, gender, ethnicity, religious beliefs or practices or any other protected characteristics. We strive to recruit and retain a diverse group of employees. Our board of directors is comprised of three women (including our Chair, Vice Chair and Chair of our Compensation Committee) and two men.

Our cinemas typically employ persons from the communities that they serve and accordingly, we believe that they reasonably reflect the diversification of such communities. Many of our jobs are entry level positions and offer comparatively flexible hours attractive to students and others seeking part time employment. We believe that we provide a starting point for younger people entering the job market for the first time, as well as an opportunity for individuals with other life commitments and interests and who are not seeking full time employment. Finding and retaining cinema staff has been a challenge in the post COVID period.

As of December 31, 2022, we had approximately (i) 89 executive/administrative and 8 real estate employees who were primarily full-time and (ii) 20 live theatre and 1,908 cinema employees worldwide who were predominantly part-time/casual employees. A small number of our cinema employees in New Zealand are union members, as are our projectionists in Hawaii. None of our Australian-based employees or other employees are subject to union contracts. Overall, we are of the view that the existence of these collective bargaining agreements does not materially increase our costs of labor or our ability to compete.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•with respect to our cinema and live theatre operations:

•reduced consumer demand due to recessionary pressures;

•the adverse continuing impact of the COVID-19 pandemic, and other diseases and the adverse effects on our anticipated cinema operations should there be further closings or restrictions mandated as a result of other pandemics or diseases;

•the adverse continuing effects of the COVID-19 pandemic or other diseases on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•the adverse continuing impact of the COVID-19 pandemic or other diseases on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;

•the decrease in attendance at our cinemas and theatres due to (i) continued health and safety concerns, (ii) a change in consumer behavior in favor of alternative forms or mediums of entertainment, and (iii) additional regulatory requirements limiting our seating capacity;

•reduction in operating margins (or negative operating margins) due to the implementation of health and safety protocols;

•potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 or other diseases while at one of our facilities;

•unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or other diseases or to otherwise conduct work under any revised work environment protocols;

•the continuing adverse impact that the COVID-19 pandemic or other diseases may continue to have on the national and global macroeconomic environment;

•competition from cinema operators who have successfully used debtor laws to reduce their debt and/or rent exposure;

•the uncertainty as to the scope and extent of government responses to the COVID-19 pandemic or other diseases;

•the disruptions or reductions in the utilization of entertainment, shopping, and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases or to changing consumer tastes and habits;

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

•with respect to our real estate development and operation activities:

•the increased costs of wages, supplies, services and other development expenses from inflation;

•the impact on tenants from recessionary pressures;

•the impact of the COVID-19 pandemic or other diseases may continue to affect many of our tenants at our real estate operations in the United States, Australia, and New Zealand, their ability to pay rent, and to stay in business;

•the impact of the COVID-19 pandemic or other diseases on our construction projects and on our ability to open construction sites and to secure needed labor and materials;

•the impact of the COVID-19 pandemic or other diseases on real estate valuations in major urban centers, such as New York;

•uncertainty as to governmental responses to COVID-19 or other diseases;

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

•the ability to finance improvements, including, but not limited to increased cost of borrowing and tightened lender credit policies;

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

•the disruptions or reductions in the utilization of entertainment, shopping and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases, or to changing consumer tastes and habits; and

•the impact of protests, demonstrations, and civil unrest on government policy, consumer willingness to visit shopping centers.

•with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•our ability to renew, extend, renegotiate or replace our loans that mature in 2023 and beyond, and the impact of increasing interest rates;

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

•changes in government regulation, including by way of example, the costs resulting from the requirements of Sarbanes-Oxley and other increased regulatory requirements;

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

•the impact of major outbreaks of contagious diseases;

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

•changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and

•the impact of the conflict events occurring in Eastern Europe and the threats of potential conflicts in the Asia-Pacific region.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, earthquakes, pandemics, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Item 1A - Risk Factors, as well as the risk factors set forth in any other filings made under the Securities Act of 1934, as amended, including any of our Quarterly Reports on Form 10-Q, for more information.

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

Forward-looking statements made by us in this annual report are based only on information currently available to us and are current only as of the date of this 2022 Annual Report. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

Cinema Exhibition and Live Theatre Business Risk Factors

Our cinema and live theatre businesses are dependent upon attendance, the availability of attractive entertainment product and employees willing to work in a public environment and, accordingly, are vulnerable to the adverse effects of any future pandemics which may result in government ordered closures, imposition of social distancing requirements, and changes in film release patterns. As demonstrated by the governmental and public response to the COVID-19 pandemic, businesses that bring large numbers of unrelated people together in an enclosed environment are particularly vulnerable to business disruption in the face of contagious diseases with life threatening potential. Not only may government authorities order closures or reduce operating capacities, but the public may feel uncomfortable attending our performances in the face of such an infectious disease risk. Our cinema business has high fixed costs (rent and increasing labor) and our revenue in this segment (ticket sales, food and beverage sales, screen advertising fees) is directly tied to our success at attracting customers to our venues.

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

We face competition from other sources of entertainment and other entertainment delivery systems. Both our cinema and live theatre operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, and Video on Demand, internet streaming video services such as Netflix, Hulu, Disney+, HBO Max, Peacock, and Amazon Prime, and social media or user generated internet programing such as, YouTube, TikTok, Reddit, Instagram, and Snapchat, video games and other sources of entertainment. The quality of “in-home” and mobile entertainment systems, as well as programming available on an in-home and mobile basis, has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an “in-home” or mobile entertainment experience to the more public and presentation-oriented experience offered by our cinemas and live theatres. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” or mobile forms of distribution. During the COVID-19 pandemic, many distributors moved product onto their proprietary streaming service platforms or onto third party platforms (like Netflix) either in lieu of or simultaneously with a cinema release. Even before the recent pandemic, some traditional in-home and mobile distributors had begun to produce full-length movies, specifically for the purpose of direct or simultaneous release to the in-home and mobile markets. Cinemas will need to meet these competitive factors to continue to attract customers. This may require substantial capital outlays and increased labor expense, which exhibitors may not be able to fully pass on to their customers.

We also face competition from various other forms of “beyond-the-home” entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs. Our cinemas also face competition from live theatres and vice versa.

Further, as we file this 2022 Annual Report, there are rumors that Amazon may be looking to acquire a brick-and-mortar cinema company. We cannot predict the impact of such a development unless and until such an event occurs.

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

•We may be more subject to general economic conditions than some other businesses. Going to a movie or a play is a luxury, not a necessity. Furthermore, consumer demand for better amenities and food offerings have resulted in an increase of the cost of a night at the movies. Accordingly, a decline in the economy resulting in a decrease in discretionary income, or a perception of such a decline, may result in decreased discretionary spending, which could adversely affect our cinema and live theatre businesses. Adverse economic conditions can also affect the supply side of our business, as reduced liquidity can adversely affect the availability of funding for movies and plays. This is particularly true in the case of Off-Broadway plays, which are often times financed by high-net-worth individuals (or groups of such individuals) and that are very risky due to the absence of any ability to recoup investment in secondary markets like – cable, satellite or internet distribution.

We face competition from competitors offering food and beverage and luxury seating as an integral part of their cinema offerings. The number of our competitors offering expanded food and beverage menus (including the sale of alcoholic beverages) and luxury seating, has continued to grow in recent periods. In addition, more competitors such as AMC are converting existing cinemas to provide such expanded menu offerings and in-theater dining options. The existence of such cinemas may alter traditional cinema selection practices of moviegoers, as they seek out cinemas with such expanded offerings as a preferred alternative to traditional cinemas. In order to compete with these new cinemas, the Company has been required to materially increase its capital expenditures to add such features to many of our cinemas and to take on additional and more highly trained (and, consequently, compensated) staff. Also, the conversion to luxury seating typically requires a material reduction in the number of seats that an auditorium can accommodate which may translate into fewer movie tickets being sold and the shutdown (or limitation of activities) during the time required to complete such modifications.

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

We may be subject to increased labor and benefits costs generally. We are subject to inflationary pressures which have resulted in increased costs of goods and increased cost of film. Our labor costs more as post COVID-19 worker shortages continue, particularly in the minimum wage sector where we operate. In venues that have alcohol licenses, there are higher labor, inventory, and insurance costs. Our cinemas are a major user of electricity, and utility costs are also rising. Given competitive pressures and other forces adversely impacting movie attendances, it may not be possible to pass all or any material portion of these increased costs on to consumers. In addition, we are subject to a variety of changing laws governing such matters as minimum wages, access to benefits and paid or unpaid leave, working conditions and overtime under which minor violations can result in material liabilities. In California and New York, in particular, law firms have developed which advertise for plaintiffs and bring such cases on a class action, contingent fee basis, where typically between 25% and 40% of any recovery goes to the law firm. Moreover, given the statutory basis of such claims, insurance is not available to cover such exposure. In recent periods, legislatures have been actively increasing minimum wages, mandating minimum hours or imposing notice and leave provisions that make it increasingly difficult to adjust staffing levels to accommodate fluctuating cinema attendance levels, all of which have resulted in increased operating costs as we work to maintain a high level of amenity to our customers.

Real Estate Development and Ownership Business Risks

Specific Risks Related to Our Real Estate Business.

Our real estate business suffered effects from the coronavirus outbreak from which has not been full recovery. The COVID-19 pandemic resulted in the closure or reduced capacity of certain of our retail tenants. All of our ETCs are anchored by our cinemas, which suffered temporary closures and/or reductions in seating capacities during the COVID-19 Pandemic, thereby reducing foot traffic to our ETCs. In some cases, we have been compelled to provide our tenants with rent abatements or deferrals and some tenants continue to be impacted.

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

•The refinancing of completed properties. Properties are often developed using relatively short-term loans. Upon completion of the project, it may be necessary to find replacement financing for these loans. This process involves risk as to the availability of such permanent or other take-out financing, the interest rates, and the payment terms applicable to such financing, which may be adversely influenced by local, national, or international factors. Recent increases in lending interest rates and potential tightening of lending given the recent bank crisis may make more difficult refinancing debt or obtaining new debt.

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

Changes in interest rates may increase our interest expense. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. While much of our debt is fixed rate, approximately $177.7 million of our current debt will mature over the next twenty-four months and will require refinancing. We anticipate that we will not be able to refinance such maturing debt at current interest rates. Based on our debt outstanding as of December 31, 2022, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.7 million per year. Potential future increases in interest rates may therefore negatively affect our financial condition and results of operations and reduce our access to the debt or equity capital markets.

Uncertainty relating to the likely phasing out of LIBOR may result in paying increased interest under our credit facilities. Some of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intended to phase out LIBOR by the end of 2021. LIBOR is no longer used to price new loans, and existing finance structures which are based on LIBOR are expected to be transitioned by June 2023 when certain time-based LIBOR rates will no longer be published. On November 23, 2022, FCA announced a consultation on their proposal to require LIBOR’s administrator, IBA, to continue to publish the 1-, 3- and 6-month US dollar LIBOR settings under an unrepresentative ‘synthetic’ methodology until end-September 2024. After this, publication would cease permanently. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. At this time, it is not possible to predict the effect that any discontinuance, modification or other reform of LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR, other benchmarks, or LIBOR-based debt instruments. However, the use of alternative reference rates or other reforms could cause the interest rates payable under our credit facilities to be substantially higher than we would otherwise have expected.

International Business Risks

Our Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During year 2022, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 7.6% and 10.2%, respectively, compared to same time prior year. Our international operations are subject to a variety of risks, including the following:

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

Exchange Rates
Australia $
New Zealand $
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
US$ Per Unit of Foreign Currency
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Average Yearly Rate

In recent periods, we have repaid intercompany debt and used the proceeds to fund capital investment in the United States. Accordingly, our debt levels in Australia are higher than they would have been if funds had not been returned for such purposes. On a company wide basis, this means that a reduction in the relative strength of the U.S. dollar versus the Australian Dollar and/or the New Zealand dollar would effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand. As the impacts of COVID on our business operations in Australia and New Zealand have been less severe than on our operations in the U.S., we have been looking to our operations in Australia and New Zealand to fund our overall corporate general and administrative expense (most of which is resident in the U.S.). The current strength of the U.S. Dollar has diminished the value to our Company of our Australia and New Zealand cash flow.

•Risk of adverse government regulation: currently, we believe that relations between the United States, Australia, and New Zealand are good. However, no assurances can be given that these relationships will continue, and that Australia and New Zealand will not in the future seek to regulate more highly the business done by U.S. companies in their countries.

•Risk of adverse labor relations: deterioration in labor relations could lead to an increased cost of labor (including the cost of future government requirements with respect to scheduling, accommodation, pension liabilities, disability insurance and health coverage, vacations and leave).

Trade disputes and geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

In 2022, global growth weakened, trade tensions heightened, and several emerging markets experienced significant downturns as macroeconomic and geopolitical developments weighed on market sentiments. Governmental policies of developed economies, such as the U.S., have a substantial effect on emerging markets, and the consequences of a trade war between two developed countries, like that of the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. Additionally, North Korea’s nuclear weapons capabilities, Chinese activities relative to the South China Sea, Taiwan, and Hong Kong, and the Russian invasion of Ukraine continue to be an ongoing security concern and worsening relations between the U.S. and North Korea, Russia and China continue to create a global security issue that may adversely affect international business and economic conditions. While it is difficult for us to predict the effect of such trade wars and heightened geopolitical and economic instability on our business, they could lead to currency devaluation, economic and political turmoil, market volatility, and a loss of consumer confidence in the broader U.S. economy.

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

Operating, Financial Structure and Borrowing Risk

Typically, we have negative working capital. As we invest our cash in new acquisitions and the development of our existing properties, we have negative working capital. This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets, as is the case in other industries such as manufacturing and distribution. Our short-term liabilities also include significant obligations related to our cinema leases. See Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 2 - Summary of Significant Accounting Policies – Operating Leases.

We are subject to complex taxation, changes in tax rates, adoption of new U.S. or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition, or results of operations. We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate, such as the U.S. Tax Cuts and Jobs Act signed into law in December 2017. The new laws are still evolving and require that we interpret the provisions of the law as we work to comply with them. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management’s time and effort and may subject us to significant liabilities and other penalties.

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

Our stock is thinly traded. Our stock is thinly traded, with an average daily volume in 2022 of only approximately 30,738.5 shares of Class A Stock. Our Class B Stock is very thinly traded with even less volume. This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Uninsured bank deposits may be at risk. We maintain cash in certain financial institution bank accounts in the United States, Australia, and New Zealand. In the United States, the Federal Deposit Insurance Corporation insures accounts in the amount of $250,000 per depositor, per insured bank, for each account ownership category. At certain of our financial institutions, we have more than $250,000 on deposit and those amounts may not be insured in the event of a bank failure.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

As of December 31, 2022, according to a Schedule 13D/A filed on November 2, 2022 by Margaret Cotter (the Chair of our Board, Executive Vice President of our Company and sister of Ellen Cotter), Ellen Cotter (the Vice-Chair of our Board,  President and Chief Executive Officer of our Company and sister of Margaret Cotter) and certain of their affiliates (the “Cotter Schedule 13D/A”), such parties stated that in order to preserve the intent of James J. Cotter, Sr. (in establishing the Voting Trust referred to in the James J. Cotter Living Trust (the “Trust”)),  Margaret Cotter has sole voting control over all of the Class B Stock of our Company in the Voting Trust, pursuant to the terms of a Settlement Agreement and related arrangements between Margaret Cotter and Ellen Cotter, the beneficial ownership of shares of Class B Stock owned by James J. Cotter, Sr. in the Trust or the Estate of James J. Cotter, Sr. (the “Estate”), the following represented the beneficial ownership of Margaret Cotter and Ellen Cotter:

•Of 614,332.8 shares of Class B Stock owned by the Trust transferred directly to Margaret Cotter and Ellen Cotter as individuals, (i) Margaret Cotter has sole voting power over all 614,332.8 shares, (ii) Margaret Cotter has sole dispositive power over 307,166.4 shares of Class B Stock of the Company owned by the Trust transferred to Margaret Cotter directly (50% of the 614,332.8), and (iii) until they enter into a stockholders agreement, Margaret Cotter and Ellen Cotter have shared dispositive power over 307,166.4 (the remaining 50% of 614,332.8) Class B shares transferred to Ellen Cotter directly.

•Margaret Cotter has sole voting and dispositive power over 327,808 shares currently held by the Estate, to be transferred to a trust to be set up for the benefit of Margaret Cotter’s children (the “DMC Trust”), once formed, upon final administration of the Estate (at which point she will retain sole voting and dispositive power over them).

•Margaret Cotter has sole voting and dispositive power over the 81,774,2 shares currently held by the Trust, to be transferred to the DMC Trust once formed (at which point she will retain sole voting and dispositive power over them).

•Margaret Cotter and Ellen Cotter, as co-executors of the Estate, continue to have shared voting and dispositive power over 100,000 shares of Class B Stock currently held by the Estate and not otherwise allocated by the Settlement Agreement.

As of the date hereof, Margaret Cotter also has sole voting and dispositive power over 35,100 shares of Class B Stock directly beneficially owned by her, and Ellen Cotter also has sole voting and dispositive over 50,000 shares of Class B Stock directly beneficially owned by her. As a result, Margaret Cotter beneficially owns 1,158,988 shares of Voting Stock, representing 69% of the outstanding Class B stock of the Company.

For as long as Margaret Cotter continues to beneficially own 69% of the Class B Stock, Margaret Cotter will be able to unilaterally elect or remove all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities, related party transactions, and the payment of dividends on common stock. Margaret Cotter will also have the unilateral power to prevent or cause a change in control and could take other actions that might be desirable to her and/or other members of her family, but not to other stockholders.

For as long as Margaret Cotter continues to beneficially own 69% of the Class B Stock, Margaret will have the power to sell the control of our Company to a purchaser or purchasers of her choosing without any approval of our Company’s Board or any other stockholder. To the extent that the Margaret Cotter controls more than two-thirds of our outstanding Class B Stock, she will have the power under Nevada law at any time, with or without cause, to remove any one or more Directors (up to and including the entire Board of Directors) by written consent taken without a meeting of the stockholders.

While controlling stockholders may owe certain fiduciary duties to our Company and/or minority stockholders, these duties are limited.  No assurances can be given that Margaret Cotter, alone or in conjunction with Ellen Cotter, will not take action that, while beneficial to her and members of her family (including Ellen Cotter) and legally enforceable, would not necessarily be in the best interests of our Company and/or our stockholders generally. Margaret Cotter holds her beneficial ownership of 409,552 shares of our Class B Stock ultimately as the trustee of the DMC Trust, under which she owes fiduciary duties to her children which may conflict with her obligations as a controlling stockholder of our Company.

Reference is made to the Cotter Schedule 13D/A for more detail information of the scope and extent of the holdings of Margaret Cotter and Ellen Cotter. Our Class A Stock is non-voting and accordingly our Class B Stock represents all of the voting power of our Company.

We are a “Controlled Company” under applicable NASDAQ Regulations. As permitted by those Regulations, our Board has elected to opt-out of certain corporate governance rules applicable to non-controlled companies. Generally speaking, NASDAQ requires listed companies to meet certain minimum corporate governance provisions. However, a “Controlled Company,” such as we, may elect not to be governed by certain of these provisions. Our Board of Directors has elected to exempt our Company from requirements that (i) at least a majority of our Directors be independent and (ii) nominees to our Board of Directors be nominated by a committee comprised entirely of independent Directors or by a majority of our Company’s independent Directors. Notwithstanding the determination by our Board of Directors to opt-out of these NASDAQ requirements, we believe that a majority of our Board of Directors and the entirety of our Compensation Committee are nevertheless currently comprised of independent Directors. As a practical matter, subject to her fiduciary duties as a controlling stockholder, Margaret Cotter controls the composition of our Board of Directors.

We depend on key personnel for our current and future performance. Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could significantly harm us. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms. Due to the uncertainty of our control situation, the ongoing availability of these employees and our ability to replace them is uncertain. Recent action by the Securities Exchange Commission with respect to the claw back of executive bonuses under certain circumstances may, in our view, put us at a competitive disadvantage compared to private companies in recruiting talented executives.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

OPERATING PROPERTY

As of December 31, 2022, we own fee interests across our two operating segments in approximately 728,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1. Cinemas 1,2,3(4)	0 / 24,000	n/a	$24,163	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2. Culver City Office	25,000 / 0	100%	11,896	Real Estate	5995 Sepulveda Boulevard, Culver City, CA
	including a 72-space parking structure
3. Minetta Lane Theatre	0 / 9,000	n/a	2,255	Real Estate	18 Minetta Lane, Manhattan, NY
4. Orpheum Theatre	0 / 5,000	n/a	1,340	Real Estate	126 2nd Avenue, Manhattan, NY
5. 44 Union Square	73,000 / 0		99,614	Real Estate	44 Union Square E, New York, NY 10003
Australia
1. Newmarket Village	102,000 / 42,000	97%	40,471	Cinema Exhibition /	400 Newmarket Road, Newmarket, QLD
	plus 588 parking spaces			Real Estate
2. Newmarket Office	21,000 / 1,000	100%	5,110	Real Estate	16-20 Edmondstone Street, Newmarket, QLD
3. Cannon Park(5)	105,000 / 28,000	92%	19,219	Cinema Exhibition / Real Estate	High Range Drive, Thuringowa, QLD
4. Belmont	15,000 / 45,000	100%	4,989	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
5. York Street Office	9,000 / 0	93%	1,454	Real Estate	98 York Street, South Melbourne, VIC
6. Maitland Cinema	0 / 22,000	n/a	772	Cinema Exhibition	9/1A Ken Tubman Drive, Maitland, NSW
7. Bundaberg Cinema	0 / 14,000	n/a	1,028	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1. Courtenay Central(6)	54,000 / 60,000	9%	8,254	Cinema Exhibition /	100 Courtenay Place, Wellington
Plus, an additional 37,000 feet of land currently used as on-grade car parking where our multi-story car park once stood.				Real Estate	24 Tory Street, Wellington (Parking)
2. Dunedin Cinema	0 / 25,000	n/a	5,101	Cinema Exhibition	33 The Octagon, Dunedin
3. Napier Cinema	12,000 / 18,000	100%	1,564	Cinema Exhibition	154 Station Street, Napier
4. Rotorua Cinema	0 / 19,000	n/a	1,531	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(7)			$228,761

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

(3)Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2022 (net of any impairments recorded).

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

ENTERTAINMENT PROPERTIES

As of December 31, 2022, we leased approximately 2,067,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	942,000	2023 – 2052
Australia	901,000	2023 – 2066
New Zealand	224,000	2023 – 2051

In certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of December 31, 2022, we had approximately 90,000 square feet of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
Manville	0 / 46,000	n/a	9,353
In Australia
Waurn Ponds	6,000 / 38,000	100%	9,938
TOTAL			$19,291

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

(3)Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2022 (net of any impairments recorded).

INVESTMENT AND DEVELOPMENT PROPERTY

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land. In addition, we are currently executing, or still pursuing to execute, our redevelopment plans on several of our existing developed properties to take them to their highest and best use. The following table summarizes our investment and development projects as of December 31, 2022:

Property	Acreage	Net Book Value (US Dollars in thousands)	Status
New Zealand
Courtenay Central, Wellington	0.9	8,792	See Item 7 - Business Overview & Recent Developments
TOTAL		$8,792

Some of our income producing properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements--Note 12 – Borrowings.

EXECUTIVE AND ADMINISTRATIVE OFFICES

In the United States, we occupy approximately 3,500 square feet at our Village East leasehold property in New York for administrative purposes and our principal executive offices. We occupy approximately 12,500 square feet of our Culver City office building for administrative purposes. The remainder of the building is leased to an unrelated third-party.

In Australia, we own a 9,000 square foot office building in Melbourne, Australia, approximately 6,000 square feet of which serve as the administrative office for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We have approximately 4,800 square feet of office space located in our Courtenay Central ETC in Wellington, New Zealand, which is currently closed due to seismic concerns. This office space used to house our accounting personnel and certain IT and operational personnel who are working remotely in the meantime.

OTHER PROPERTY INTERESTS AND INVESTMENTS

We own the fee interests in various parcels related to our historic railroad operations, currently comprised of 201-acres principally in Pennsylvania. These are primarily vacant land. With the exception of certain properties located in Philadelphia (including the raised railroad bed near Center City, known as the Reading Viaduct), the properties are principally located in rural areas of Pennsylvania. These properties are unencumbered by any debt.

Item 3 – Legal Proceedings

The information required under Part I, Item 3 – Legal Proceedings is incorporated by reference to the information contained in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 – Financial Statements and Supplementary Data on this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the NASDAQ under the symbols RDI (Class A Stock) and RDIB (Class B Stock).

As of March 30, 2022, the approximate number of common stockholders of record was 359 for Class A Stock and 48, for Class B Stock.

We have never declared a cash dividend on either class of our common stock, and we have no current plans to declare a dividend.

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s Class A Stock for the five-year period ended December 31, 2022 against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five-years ended December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in our Class A Stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Reading underperformed in 2022 compared to the market due to the COVID-19 pandemic and its aftermath, delayed releases of movies and/or movies going straight to streaming or PVOD, and a weakening foreign currency exchange rate.

EQUITY COMPENSATION

Please refer to Part II, Item 8 – Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements – Note 16 – Share-Based Compensation and Share Repurchase Plans

RECENT SALES OF UNREGISTERED SECURITIES

None

REPURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None

Item 6 – Selected Financial Data

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 6.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2022 Form 10-K.

OUR BUSINESS

Impact of the COVID-19 Pandemic; Where have we been, and Where we go from here.

We have discussed in some detail under the heading “Business Description” in Part I of this Report our views as to the impact of the COVID-19 Pandemic impact (some of which is going) on our business and, while not repeating that disclosure here, incorporate it by reference. As a general matter, the COVID-19 pandemic caused considerable economic instability all over the world and greatly affected our Company’s global operations. But we have survived. We have preserved our people and our core assets. We are prepared to go forward.

Beginning in March 2020, we shut down all of our cinemas and laid off substantially all of our U.S. cinema level personnel. This cut off virtually all of the revenues typically derived from such operations, but we continued to incur fixed costs, such as rent, insurance, property taxes and utilities. The result: significant negative cash flow. We were able to work out some relief with various of our landlords but, in most cases, this has simply deferred our liability for these fixed occupancy costs. The impact on our real estate operations was less dramatic, but still material.

In 2021, we began to reopen our cinemas, but in many cases under strict operating guidelines, that typically did not allow us to recoup our costs of operations. Also, film availability was spotty, as major films were either diverted to streaming or video on demand or postponed to later release dates. Attendances were meager. Operating costs were adversely impacted by, among other things, stricter cleaning protocols which increased the time required to clean our theatres, thereby reducing the number of showtimes. On the real estate side, business began to return to normal in Australia and New Zealand.

To address our negative operating cash flow situation, we significantly cut back our capital expenditures and monetized five non-core real estate assets generating a net profit from such sales of $93.3 million and, more importantly, net cash of $144.8 million. We selected assets that were primarily non-cash flowing, had values that were not adversely impacted by the pandemic and that, if retained, would have required significant capital investment to achieve any material increase in value. In the two cases where we monetized properties with cinemas, we were able to lease back the cinema component, and consequently, suffered no loss in our cinema count. We used the cash from these monetizations to pay down debt ($59.1 million), and fund necessary capital expenditures ($24.2 million). At December 31, 2022, we had cash and cash equivalents of $ 29.9 million.

During 2022, our operations began to return to normal as health and safety restrictions loosened and as studio releases improved. Although cinema attendances are still below pre-pandemic levels, the industry box office results significantly rebounded in 2022, compared to the prior two years, as audiences embraced the shared community experience of movies on the big screen. The release of highly anticipated blockbuster films, such as Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange: In the Multiverse of Madness and Avatar: The Way of Water were among some of the highest grossing films since the start of the pandemic and have provided optimism for the cinema industry.

None of our cinemas are currently closed due to COVID-19 or other diseases. Our cinema in Wellington, New Zealand remains closed due to seismic concerns pending the redevelopment of that ETC. However, we still have approximately $9.4 million in deferred occupancy costs that must be repaid.

At the start of the spread of the COVID-19 pandemic, various trading restrictions, some enforced by the government, affected many of our unrelated third-party tenants at our ETCs in Australia and New Zealand. Although there were varied trading restrictions, most of these properties remained open for business through the COVID-19 crisis. All of our tenants are currently open for business at our Australian and New Zealand properties (with the exception of one tenant in Australia completing new fit outs). Most of the rentable retail portions of our Courtenay Central location in New Zealand continues to be closed due to seismic concerns, however, two tenants remain open and are trading.

Our cash flow situation, and decision to look to internal resources rather than layer on junk debt or sell securities, has meant that we have had to sell assets, constrain our capital expenditures, and slow down our real estate development endeavors.

With the impacts of COVID fading and with fewer disruptions to our global operations, we feel confident that the darkest days of the pandemic are behind us now. However, we have and will continue to experience into 2023, and most likely for the foreseeable future, adverse impacts on our cinema exhibition business as a result of the pandemic.

Our anticipated plans for 2023 and beyond are discussed in greater detail below.

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below. For an overview of our two business segments, including a breakdown of assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2022 Form 10-K.

Cinema Exhibition

Key Performance Indicators

A key performance indicator utilized by management is food and beverage Spend Per Patron (“SPP”).

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of December 31, 2022, we have a total of 38 theater locations with an all-new upgraded food and beverage menu. We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our food and beverage operations. While ultimately, the profitability of our food and beverage operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis.

Cinema Additions

The additions to our cinema portfolio during the 2020-2022 COVID years were as follows:

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

In addition, on January 13, 2023, we took over an existing 6-screen cinema in Armadale, Australia, a suburb of Perth in Western Australia.

Upgrades to our Film Exhibition Technology and Theater Amenities

Prior to COVID-19, we invested in both (i) the upgrading of our existing cinemas and (ii) the development of new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service) and luxury recliner seating. As of December 31, 2022, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	62	505
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	10	26
Premium (AU/NZ)(2)	16	41
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	18	n/a
Premium Seating (features recliner seating)	31	190
Liquor Licenses in Use(5)	42	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of December 31, 2022, we have pending applications for additional liquor licenses for five cinemas in the U.S, two in Australia, and one in New Zealand. As of today, we have received 3 of the 5 liquor licenses.

United States

•Kapolei renovation: During the fourth quarter of 2021, we commenced the renovation of our Consolidated Theatre in Kapolei, in Western Oahu, Hawaii, which relaunched on March 3, 2022, with eight screens featuring recliner seating and a renovation of the lobby areas.

As of the date of this 2022 Annual Report, we have converted 110 of our 228 U.S. auditoriums to luxury recliner seating.

Australia and New Zealand

•Invercargill renovation: On July 25, 2022, we closed our Reading Cinemas in Invercargill, New Zealand for renovation. In conjunction with the development of a new shopping center, by the Invercargill city council, we renovated our Reading Cinemas to improve the lobby, add facilities for an elevated F&B offer, convert one screen to electric recliner seats, and integrate the cinema foyer into the new state-of-art shopping center. The renovated Reading Cinema re-opened on November 24, 2022 in conjunction with the launch of the shopping center.

•Other Cinema Upgrades: During the three-year period 2020 to 2022, we improved four Reading Cinemas: Belmont, Charlestown, Sunbury, and Harbour Town in Australia.

Plans for 2023 and Our Cinema Business

By the end of 2023, we anticipate adding two new cinemas, totaling 13 screens, to our Australian cinema circuit. South City Square in Brisbane, QLD is an eight-screen complex, which will operate under the Angelika Film Center brand, and Busselton in Western Australia is a five-screen Reading Cinema. Both new cinema complexes are part of broader shopping center developments currently under construction. Each will be a state-of-the-art facility, with recliner seating and elevated food and beverage offerings (including alcoholic beverages). Each will open in a market which we believe is currently underserved. In addition, we recently took over an existing 6-screen cinema in Armadale, Australia, a suburb of Perth in Western Australia, previously operated by a competitor.

We are proactively adjusting our operating, programming and marketing strategies to take into account the wide-ranging impacts of the pandemic. We want to grow our cinema-based business through a disciplined approach to renovations and new opportunities globally.

Our focus with respect to new cinemas includes state-of-the-art projection and sound, luxury recliner seating, enhanced F&B (typically including alcohol service), and typically at least one major TITAN-type presentation screen. Our focus is on providing best-in-class services and amenities that will differentiate us from in-home and mobile viewing options. We believe that a night at the movies should be a special and premium experience and, indeed, that it must be able to compete with the variety of options being offered to consumers through other platforms. To supplement the release schedule and improve overall seat occupancy percentages, our global programming teams will continue to create exclusive content programs or series to keep our audiences engaged with our brands.

During 2023, we will continue to focus on the enhancement of our proprietary online ticketing capabilities and social media interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products that we are offering. We will also be focusing on post-COVID-19 technology improvements and contactless experiences.

Expanding our online capabilities, in the third quarter of 2020 and fourth quarter of 2021, respectively, we launched the online ordering of a full F&B menu for our Angelika brand in the U.S. and launched a full F&B menu for our Reading Cinemas in Australia and New Zealand. In December 2020 and December 2021, respectively, we launched our very own streaming service, Angelika Anywhere, in the U.S. and Australia, which is curated for film lovers of independent and foreign film, documentaries, and the more specialized movies from the major studios. Currently our US based website and mobile app have the function which allow guests to instantly book Private Watch Parties online and such function will be added to our Australia and New Zealand based website and mobile app by 2023.

2022 benefited from strong performers including Top Gun: Maverick, and ended the year strongly with Avatar: The Way Of Water, but only delivered three titles grossing over $1.0 billion – also including Jurassic World Dominion. For 2023, cinema operators are more optimistic. The year will offer three Marvel titles, a new Indiana Jones, a new Mission: Impossible (with a Maverick-boosted Tom Cruise), a second Dune, the Hunger Games prequel plus the likes of Wonka, Super Mario Bros, Barbie and Christopher Nolan’s Oppenheimer.

Real Estate

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental, or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. As of December 31, 2022, we own the fee interests in both of our live theatres in Manhattan, in 10 of our cinemas (as presented in the table under Cinema Exhibition Overview) and in two office buildings in which we maintain administrative offices.

Strategic Asset Monetizations

•In 2021 we monetized four non-core real estate assets, consisting of approximately 202-acre raw land holdings in Coachella, California for $11.0 million , and as a 50% owner, we received 50% of the sale proceeds, or $5.3 million; our Royal George Theatre property in Chicago for $7.1 million; our Auburn/Redyard Center (including 114,000 square feet of undeveloped land) located in Auburn, New South Wales for $69.6 million (AU$90.0 million)(As part of the transaction, we entered into a lease with the purchaser to continue to operate the cinema at that location.); two industrial properties adjacent to the Auckland Airport in Manukau/Wiri in New Zealand, representing 70.4 acres, for $56.1 million (NZ $77.2 million); and our cinema building and land in Invercargill for $3.8 million (NZ$5.4 million).

Value-creating Opportunities

The implementation of most of our real estate development plans was delayed due to COVID-19 and the need to conserve capital. However, we continue to believe that our Company’s strong real estate asset base can provide (i) increased financial security through the potential sale of certain non-core real estate assets or (ii) provide collateral for strategic re-financing, in each case to meet liquidity demands. We intend to continue to emphasize the prudent development of our real estate assets. However, we do not anticipate material investment in such properties in 2023, other than pre-development planning soft costs.

United States:

•44 Union Square Redevelopment (New York, N.Y.) – We have made significant progress in the development of our 44 Union Square property in Manhattan. On January 27, 2022, we entered a long-term lease with Petco for the lower level, ground floor, and second floor of the building, representing 42% of the leasable area. While the tenant is still in the process of constructing tenant improvements, it is now in occupancy of the premises on a full rent paying basis. CBRE is currently engaged as our exclusive broker for the remaining space. While we cannot guarantee the successful leasing of the remaining space, our leasing team continues to actively pursue potential tenants.

•Sepulveda Office Building (Culver City, C.A.) – On May 27, 2020, we leased on a multi-year basis the entire second floor of our office building in Culver City, California (approximately 12,000 usable square feet) to WWP Beauty (wwpinc.com), a global company with over 35 years of experience providing the cosmetics and personal care industries with a range of packaging needs. On the date of the lease, possession of the space was turned over to WWP Beauty, which was responsible for building out its space. This work was completed in October 2021. The tenant is currently in occupancy on a full rent paying basis.

•Minetta Lane Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was used by Audible, to present plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. Due to COVID-19, no shows were presented between March 2020 and October 8, 2021, the date on which public performances resumed, and during this period we provided certain abatements. Audible has resumed full operations at the theatre and extended its license arrangement with us through March 15, 2024.

•Orpheum Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was the home of STOMP. Due to COVID-19, no shows were presented between April 2020 and June 2021. Thereafter, performances were intermittent. During this period, we provided certain abatements. STOMP ultimately closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. A new show, The Empire Strips Back, is anticipated to begin performances in May 2023.

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

Australia:

•Newmarket Village ETC, (Brisbane, Australia) – We continue to work on the expansion and upgrading of our Newmarket Village ETC. The site includes a 23,000 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating development options for this space. The center is currently 97% leased.

•Cannon Park ETC, (Queensland, Australia) – We acquired two adjoining properties in Townsville, Queensland, Australia comprising of approximately 9.4-acres in 2015. The total gross leasable area of the Cannon Park City Center and the Cannon Park Discount Center is 105,000 square feet. Our multiplex cinema is the anchor tenant at the Cannon Park City Center, which we continue to work on and improve. This site is currently 92% leased.

•The Belmont Common, (Belmont, Perth, Australia): The total gross leasable area of the Belmont Common is 60,117 Sq ft. Our multiplex cinema is the anchor tenant with five third-party tenants and our Reading Cinemas, the site is currently 100% leased.

New Zealand:

•Courtenay Central Redevelopment (Wellington, New Zealand) – Damage from the 2016 Kaikoura earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues caused us to close major portions of the existing cinema and retail structure in early 2019. Prior to the COVID-19 pandemic, our real estate team had developed a comprehensive plan featuring a variety of uses to complement and build upon the “destination quality” of the Courtenay Central location. Notwithstanding the COVID-19 pandemic, our real estate team is continuing to work with our consultants, tenants, potential tenants, and city representatives to advance our redevelopment plans for this property. Given the uncertainty surrounding the COVID-19 pandemic, we have no fixed time frame for the commencement of the redevelopment of this property. We believe that relatively recent developments, including the near completion of the future Takina Wellington Convention and Exhibition Center (wcec.co.nz), the capital’s first premium conference and exhibition space, the loosening of certain height and density restrictions, and the lack of comparable building sites, have enhanced the value of the assemblage. However, New Zealand is currently experiencing increased demands for building materials and labor following Cyclone Gabrielle, which hit the nation on Feb 6, 2023, in addition to inflationary pressures, which may have a cooling effect on real estate development activities in that country.

For a complete list of our principal properties, see Part I, Item 2 – Properties under the heading “Investment and Development Property.”

Corporate Matters

•Stock Repurchase Program – On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our 2017 stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extended the program to March 2, 2022. Through December 31, 2022, we have repurchased 1,792,819 shares of Class A Non-Voting Common Stock at an average price of $13.39 per share (excluding transaction costs). No shares were purchased during the year ended December 31, 2022. Due to the COVID-19 pandemic and its impact on our overall liquidity, our stock repurchase program has and will likely continue to take a lower capital allocation priority for the foreseeable future.

•Board Compensation and Stock Options Committee – Refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 16 – Share-Based Compensation and Repurchase Plans for details regarding our Board, Executive and Employee stock-based remuneration programs.

OVERALL RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021, compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table sets forth the overall results of operations for the three years ended December 31, 2022:

							% Change - Favorable/ (Unfavorable)
(Dollars in thousands)	2022	% of Revenue	2021	% of Revenue	2020	% of Revenue	2022 vs. 2021	2021 vs. 2020
SEGMENT RESULTS
Cinema exhibition operating income (loss)	$(11,716)	(6)%	$(18,637)	(13)%	$(45,056)	(58)%	37%	59%
Real estate operating income (loss)	506	—%	(5,355)	(4)%	(2,463)	(3)%	>100%	(>100)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(1,072)	(1)%	(1,232)	(1)%	(970)	(1)%	13%	(27)%
General and administrative expense	(16,201)	(8)%	(16,569)	(12)%	(12,824)	(16)%	2%	(29)%
Interest expense, net	(14,392)	(7)%	(13,688)	(10)%	(9,354)	(12)%	(5)%	(46)%
Equity earnings of unconsolidated joint ventures	271	—%	258	—%	(449)	(1)%	5%	>100%
Gain (loss) on sale of assets	(54)	—%	92,219	66%	(1)	—%	100%	>100%
Other income (expense)	6,817	3%	3,762	3%	293	—%	81%	>100%
Income (loss) before income taxes	(35,841)	(18)%	40,758	29%	(70,824)	(91)%	(>100)%	>100%
Income tax benefit (expense)	(819)	—%	(5,944)	(4)%	4,967	6%	86%	(>100)%
Net income (loss)	(36,660)	(18)%	34,814	25%	(65,857)	(85)%	(>100)%	>100%
Less: Net income (loss) attributable to noncontrolling interests	(476)	—%	2,893	2%	(657)	(1)%	(>100)%	>100%
Net income (loss) attributable to Reading International, Inc.	$(36,184)	(18)%	$31,921	23%	$(65,200)	(84)%	(>100)%	>100%
Basic earnings (loss) per share	$(1.64)		$1.46		$(3.00)		(>100)%	>100%

CONSOLIDATED RESULTS

2022 vs. 2021

Net Loss attributable to Reading International, Inc. was $36.2 million for the year ended December 31, 2022, a decrease of $68.1 million from a Net Income of $31.9 million for year ended December 31, 2021. This decrease was primarily due to (i) the one-time $92.3 million of gains on sales of assets related to the strategic monetization of our Coachella and Manukau landholdings, Royal George property, Auburn/Redyard Center, and Invercargill property in 2021 in response to the liquidity needs resulting primarily from closure of our cinemas due to the COVID-19 pandemic, (ii) the 2021 resolution of an insurance claim related to damage done by the Kaikoura earthquake.

The decrease was offset by a (i) a $7.2 million improvements in our cinema segment operation results attributable to no COVID-19 business disruptions and better film product in 2022, (ii) a percentage rent revenue increase due to increase third party tenant trading performance, reduced vacancy rate and savings in external leasing commission due to our internal leasing programs (iii) $5.1 million decrease in income tax expense to $0.8 million, as a result of increased income tax in 2021 from the monetization of certain real estate assets, and (iv) the establishment of a $4.0 million expense accrual of the settlement of certain U.S. wage and hour claims in 2021.

BUSINESS SEGMENT RESULTS –2022 vs. 2021

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2022 and 2021, respectively:

	2022		2021		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segment Revenues	$191,321	$16,817	$126,812	$12,763	51%	32%
Segment Operating Expenses
Operating Expense	(183,791)	(8,947)	(123,416)	(10,106)	(49)%	11%
Depreciation and amortization	(13,351)	(6,495)	(14,422)	(7,092)	7%	8%
General and administrative expense	(4,346)	(869)	(7,611)	(920)	43%	6%
Impairment of long-lived assets	(1,549)	—	—	—	-%	—%
Total segment expenses	(203,037)	(16,311)	(145,449)	(18,118)	(40)%	10%
Segment operating income (loss)	$(11,716)	$506	$(18,637)	$(5,355)	37%	>100%
Breakdown by country:
United States	$(17,187)	$(3,640)	$(21,145)	$(5,083)	19%	28%
Australia	4,945	5,157	2,054	1,645	>100%	>100%
New Zealand	526	(1,011)	454	(1,917)	16%	47%
	$(11,716)	$506	$(18,637)	$(5,355)	37%	>100%

A discussion for each segment follows:

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the years ended

December 31, 2022 and 2021, respectively:

(Dollars in thousands)		2022	% of Revenue	2021	% of Revenue	Inc/(Dec)	2022 vs. 2021 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$53,496	55%	$33,173	55%	20,323	61%
	Food & beverage revenue	33,859	35%	20,832	35%	13,027	63%
	Advertising and other revenue	9,729	10%	5,882	10%	3,847	65%
		$97,084	100%	$59,887	100%	37,197	62%
Australia	Admission revenue	$48,734	61%	$33,485	61%	15,249	46%
	Food & beverage revenue	26,276	33%	17,900	32%	8,376	47%
	Advertising and other revenue	4,882	6%	3,932	7%	950	24%
		$79,892	100%	$55,317	100%	24,575	44%
New Zealand	Admission revenue	$8,841	62%	$7,281	63%	1,560	21%
	Food & beverage revenue	4,728	33%	3,641	31%	1,087	30%
	Advertising and other revenue	777	5%	686	6%	91	13%
		$14,346	100%	$11,608	100%	2,738	24%

Total revenue		$191,322	100%	$126,812	100%	64,510	51%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(29,975)	(31)%	$(17,299)	(29)%	12,676	(73)%
	Food & beverage cost	(8,969)	(9)%	(4,930)	(8)%	4,039	(82)%
	Occupancy expense	(24,792)	(26)%	(21,546)	(36)%	3,246	(15)%
	Other operating expense	(39,043)	(40)%	(23,636)	(40)%	15,407	(65)%
		$(102,779)	(106)%	$(67,411)	(113)%	35,368	(52)%
Australia	Film rent and advertising cost	$(22,281)	(28)%	$(14,568)	(26)%	7,713	(53)%
	Food & beverage cost	(5,404)	(7)%	(3,989)	(7)%	1,415	(35)%
	Occupancy expense	(17,356)	(22)%	(10,036)	(18)%	7,320	(73)%
	Other operating expense	(22,961)	(29)%	(17,437)	(32)%	5,524	(32)%
		$(68,002)	(84)%	$(46,030)	(84)%	21,972	(48)%
New Zealand	Film rent and advertising cost	$(3,991)	(28)%	$(3,220)	(28)%	771	(24)%
	Food & beverage cost	(915)	(6)%	(737)	(6)%	178	(24)%
	Occupancy expense	(3,141)	(22)%	(1,957)	(17)%	1,184	(61)%
	Other operating expense	(4,964)	(35)%	(4,061)	(35)%	903	(22)%
		$(13,011)	(91)%	$(9,975)	(85)%	3,036	(30)%

Total operating expense		$(183,792)	(96)%	$(123,416)	(97)%	60,376	(49)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(7,194)	(7)%	$(7,300)	(12)%	(106)	1%
	Impairment of long-lived assets	(1,549)	(2)%	—	—%	1,549	(>100)%
	General and administrative expense	(2,749)	(3)%	(6,321)	(11)%	(3,572)	57%
		$(11,492)	(12)%	$(13,621)	(23)%	(2,129)	16%
Australia	Depreciation and amortization	$(5,348)	(7)%	$(5,943)	(11)%	(595)	10%
	General and administrative expense	(1,597)	(2)%	(1,290)	(2)%	307	(24)%
		$(6,945)	(9)%	$(7,233)	(13)%	(288)	4%
New Zealand	Depreciation and amortization	$(809)	(6)%	$(1,179)	(10)%	(370)	31%
	General and administrative expense	—	—%	—	—%	—	—%
		$(809)	(6)%	$(1,179)	(10)%	(370)	31%

Total depreciation, amortization, and general and administrative expense		$(19,246)	(10)%	$(22,033)	(17)%	(2,787)	13%

Total expenses		$(203,038)	(106)%	$(145,449)	(115)%	57,589	(40)%
OPERATING INCOME (LOSS)
United States		$(17,187)	(18)%	$(21,145)	(35)%	3,958	19%
Australia		4,945	6%	2,054	4%	2,891	>100%
New Zealand		526	4%	454	4%	72	16%
Total operating income (loss)		$(11,716)	(6)%	$(18,637)	(15)%	6,921	37%

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the quarters ended December 31, 2022 and 2021, respectively:

(Dollars in thousands)		2022	% of Revenue	2021	% of Revenue	Inc/(Dec)	2022 vs. 2021 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$13,681	56%	$14,846	57%	(1,165)	(8)%
	Food & beverage revenue	8,423	34%	8,949	34%	(526)	(6)%
	Advertising and other revenue	2,448	10%	2,234	9%	214	10%
		$24,552	100%	$26,029	100%	(1,477)	(6)%
Australia	Admission revenue	$9,609	60%	$10,605	60%	(996)	(9)%
	Food & beverage revenue	5,269	32%	5,837	33%	(568)	(10)%
	Advertising and other revenue	1,217	8%	1,255	7%	(38)	(3)%
		$16,095	100%	$17,697	100%	(1,602)	(9)%
New Zealand	Admission revenue	$1,922	60%	$2,173	62%	(251)	(12)%
	Food & beverage revenue	1,082	34%	1,102	31%	(20)	(2)%
	Advertising and other revenue	195	6%	231	7%	(36)	(16)%
		$3,199	100%	$3,506	100%	(307)	(9)%

Total revenue		$43,846	100%	$47,232	100%	(3,386)	(7)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(7,545)	(31)%	$(8,118)	(31)%	(573)	7%
	Food & beverage cost	(2,417)	(11)%	(2,086)	(8)%	331	(16)%
	Occupancy expense	(6,345)	(26)%	(5,171)	(20)%	1,174	(23)%
	Other operating expense	(10,640)	(43)%	(7,721)	(30)%	2,919	(38)%
		$(26,947)	(110)%	$(23,096)	(89)%	3,851	(17)%
Australia	Film rent and advertising cost	$(4,454)	(28)%	$(5,120)	(29)%	(666)	13%
	Food & beverage cost	(1,152)	(7)%	(1,316)	(7)%	(164)	12%
	Occupancy expense	(4,091)	(25)%	(2,532)	(14)%	1,559	(62)%
	Other operating expense	(5,617)	(34)%	(5,352)	(31)%	265	(5)%
		$(15,314)	(95)%	$(14,320)	(81)%	994	(7)%
New Zealand	Film rent and advertising cost	$(905)	(28)%	$(1,033)	(29)%	(128)	12%
	Food & beverage cost	(216)	(7)%	(226)	(6)%	(10)	4%
	Occupancy expense	(758)	(24)%	(581)	(17)%	177	(30)%
	Other operating expense	(1,240)	(39)%	(1,289)	(37)%	(49)	4%
		$(3,119)	(98)%	$(3,129)	(89)%	(10)	—%

Total operating expense		$(45,380)	(103)%	$(40,545)	(86)%	4,835	(12)%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,821)	(7)%	$(1,862)	(7)%	(41)	2%
	Impairment of long-lived assets	—	—%	—	—%	—	—%
	General and administrative expense	(628)	(3)%	(634)	(3)%	(6)	1%
		$(2,449)	(10)%	$(2,496)	(10)%	(47)	2%
Australia	Depreciation and amortization	$(1,314)	(8)%	$(1,500)	(8)%	(186)	12%
	General and administrative expense	(358)	(2)%	(389)	(2)%	(31)	8%
		$(1,672)	(10)%	$(1,889)	(11)%	(217)	11%
New Zealand	Depreciation and amortization	$(159)	(5)%	$(260)	(7)%	(101)	39%
	General and administrative expense	—	—%	—	—%	—	—%
		$(159)	(5)%	$(260)	(7)%	(101)	39%

Total depreciation, amortization, impairment and general and administrative expense		$(4,280)	(10)%	$(4,645)	(10)%	(365)	8%

Total expenses		$(49,660)	(113)%	$(45,190)	(96)%	4,470	(10)%
OPERATING INCOME (LOSS)
United States		$(4,844)	(20)%	$437	2%	(5,281)	(>100)%
Australia		(891)	(6)%	1,488	8%	(2,379)	(>100)%
New Zealand		(79)	(2)%	117	3%	(196)	(>100)%
Total operating income (loss)		$(5,814)	(13)%	$2,042	4%	(7,856)	(>100)%

Cinema Exhibition Segment Operating Income

Cinema exhibition segment operating loss decreased by $6.9 million, to a loss of $11.7 million for the year ended December 31, 2022, compared to December 31, 2021, primarily driven by a significant increase in total revenue. As the COVID-19 impacts have lessened, major movie studios released blockbuster movies, such as Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange: In the Multiverse of Madness, and Avatar: The Way of Water, have driven higher admissions and box office revenue.

Cinema exhibition segment operating loss for the fourth quarter of 2022 was $5.8 million, a decrease of $7.9 million from an operating income of $2.0 million in the same time period of 2021 primarily attributable to: (i) a stronger movie slate in the fourth quarter of 2021, including the blockbuster hit, Spider-Man: No Way Home, (ii) occupancy expenses increase due to the resumption of intercompany cinema rent, which was abated in 2021, and (iii) Labor, Utilities and Food & Beverage costs increasing due to minimum wage increases and inflation.

Revenue

Cinema revenue increased by $64.5 million, to $191.3 million for the year ended December 31, 2022,compared to 2021. Our cinema circuit experienced a higher number of days in operation in 2022 when compared to the same period in the prior year. Fading COVID impacts led to no mandated closures and large gatherings began to see a resurgence. As a result, major studios started to release much stronger movies, such as Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange: In the Multiverse of Madness and Avatar: The Way of Water.

The table below is the revenue breakdown, by country, for the years ended December 31, 2022, and 2021, respectively:

(Dollars in thousands)	2022	% of Revenue	2021	% of Revenue	2022 vs. 2021 Favorable/ (Unfavorable)
United States	$97,084	51%	$59,887	47%	62%
Australia	79,892	42%	55,317	44%	44%
New Zealand	14,346	7%	11,608	9%	24%
Total Segment Revenues	$191,322	100%	$126,812	100%	51%

Below are the changes in our cinema revenue by market:

•In the United States, cinema revenues increased by $37.2 million, to $97.1 million for the year ended December 31, 2022, compared to 2021. As of December 31, 2022, 100% of our U.S. cinemas were open compared to 92% in 2021.

•In Australia, cinema revenues increased by $24.6 million, to $79.9 million for the year ended December 31, 2022, compared to 2021.

•In New Zealand, cinema revenues increased by $2.7 million, to $14.3 million for the year ended December 31, 2022, compared to 2021.

For the quarter ended December 31, 2022, Cinema segment revenue decreased by $3.4 million against the fourth quarter of 2021, to $43.8 million, which was primarily attributable to a weaker film slate in 2022 vs 2021 when Spider-Man: No Way Home was released. This blockbuster movie was the highest grossing film of 2021 for our cinemas.

Operating Expense

Operating expense for the full year 2022 increased by $60.4 million, to $183.8 million when compared to 2021 due to higher film rent associated with increased ticket sales and the release of more major tentpole films, higher food & beverage costs, and higher utility expenses, along with increased occupancy expenses.

For the quarter ended December 31, 2022, operating expenses increased by $4.8 million, to $45.4 million when compared to the fourth quarter of 2021 due to increased intercompany rent abated in 2021 and other operating expense increases such as labor and utilities.

Depreciation, Amortization, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the year-ended December 31, 2022 decreased by $2.8 million, to $19.2 million compared to 2021 primarily driven by the one-time $4.0 million accrual of the settlement of certain U.S. wage and hour claims in 2021, partially offset by $1.5 million impairment against certain cinema assets in 2022.

Real Estate – The following table details our Real Estate segment operating results for the years ended December 31, 2022 and 2021, respectively:

(Dollars in thousands)		2022	% of Revenue	2021	% of Revenue	Inc/(Dec)	2022 vs. 2021 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$1,729	57%	$1,349	70%	380	28%
	Property rental income	1,308	43%	577	30%	731	>100%
		3,037	100%	1,926	100%	1,111	58%
Australia	Property rental income	12,246	100%	9,855	100%	2,391	24%
New Zealand	Property rental income	1,534	100%	982	100%	552	56%
Total revenue		$16,817	100%	$12,763	100%	4,054	32%
OPERATING EXPENSE
United States	Live theatre cost	$(727)	(24)%	$(541)	(28)%	186	(34)%
	Property cost	(1,288)	(42)%	$(1,282)	(67)%	6	—%
	Occupancy expense	(982)	(32)%	(1,415)	(73)%	(433)	31%
		$(2,997)	(99)%	$(3,238)	(168)%	(241)	7%
Australia	Property cost	$(2,175)	(18)%	$(2,699)	(27)%	(524)	19%
	Occupancy expense	(2,057)	(17)%	(2,251)	(23)%	(194)	9%
		$(4,232)	(35)%	$(4,950)	(50)%	(718)	15%
New Zealand	Property cost	$(1,317)	(86)%	$(1,470)	(150)%	(153)	10%
	Occupancy expense	(401)	(26)%	(448)	(46)%	(47)	10%
		$(1,718)	(112)%	$(1,918)	(195)%	(200)	10%

Total operating expense		$(8,947)	(53)%	$(10,106)	(79)%	(1,159)	11%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,985)	(98)%	$(3,059)	(159)%	(74)	2%
	General and administrative expense	(695)	(23)%	(712)	(37)%	(17)	2%
		$(3,680)	(121)%	$(3,771)	(196)%	(91)	2%
Australia	Depreciation and amortization	$(2,683)	(22)%	$(3,054)	(31)%	(371)	12%
	General and administrative expense	(174)	(1)%	(206)	(2)%	(32)	16%
		$(2,857)	(23)%	$(3,260)	(33)%	(403)	12%
New Zealand	Depreciation and amortization	$(827)	(54)%	$(979)	(100)%	(152)	16%
	General and administrative expense	—	(1)%	(2)	(0)%	(2)	100%
		$(827)	(54)%	$(981)	(100)%	(154)	16%

Total depreciation, amortization, and general and administrative expense		$(7,364)	(44)%	$(8,012)	(63)%	(648)	8%

Total expenses		$(16,311)	(97)%	$(18,118)	(142)%	(1,807)	10%
OPERATING INCOME (LOSS)
United States		$(3,640)	(120)%	$(5,083)	(264)%	1,443	28%
Australia		5,157	42%	1,645	17%	3,512	>100%
New Zealand		(1,011)	(66)%	(1,917)	(195)%	906	47%
Total operating income (loss)		$506	3%	$(5,355)	(42)%	5,861	>100%

Real Estate – The following table details our Real Estate segment operating results for the quarters ended December 31, 2022 and 2021, respectively:

(Dollars in thousands)		2022	% of Revenue	2021	% of Revenue	Inc/(Dec)	2022 vs. 2021 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$386	31%	$567	81%	(181)	(32)%
	Property rental income	863	69%	130	19%	733	>100%
		1,249	100%	697	100%	552	79%
Australia	Property rental income	2,910	100%	1,855	100%	1,055	57%
New Zealand	Property rental income	393	100%	264	100%	129	49%
Total revenue		$4,552	100%	$2,816	100%	1,736	62%
OPERATING EXPENSE
United States	Live theatre cost	$(196)	(16)%	$(167)	(24)%	29	(17)%
	Property cost	(394)	(32)%	$(275)	(39)%	119	(43)%
	Occupancy expense	(232)	(19)%	(39)	(6)%	193	(>100)%
		$(822)	(66)%	$(481)	(69)%	341	(71)%
Australia	Property cost	$(579)	(20)%	$(658)	(35)%	(79)	12%
	Occupancy expense	(516)	(18)%	(548)	(30)%	(32)	6%
		$(1,095)	(38)%	$(1,206)	(65)%	(111)	9%
New Zealand	Property cost	$(232)	(59)%	$(402)	(152)%	(170)	42%
	Occupancy expense	(83)	(21)%	(115)	(44)%	(32)	28%
		$(315)	(80)%	$(517)	(196)%	(202)	39%

Total operating expense		$(2,232)	(49)%	$(2,204)	(78)%	28	(1)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(742)	(60)%	$(822)	(118)%	(80)	10%
	General and administrative expense	(52)	(4)%	(217)	(32)%	(165)	76%
		$(794)	(65)%	$(1,039)	(149)%	(245)	24%
Australia	Depreciation and amortization	$(641)	(22)%	$(744)	(40)%	(103)	14%
	General and administrative expense	(62)	(2)%	(42)	(2)%	20	(48)%
		$(703)	(24)%	$(786)	(42)%	(83)	11%
New Zealand	Depreciation and amortization	$(192)	(49)%	$(232)	(88)%	(40)	17%
	General and administrative expense	—	—%	(2)	(1)%	(2)	100%
		$(192)	(49)%	$(234)	(89)%	(42)	18%

Total depreciation, amortization, and general and administrative expense		$(1,689)	(37)%	$(2,059)	(73)%	(370)	18%

Total expenses		$(3,921)	(86)%	$(4,263)	(151)%	(342)	8%
OPERATING INCOME (LOSS)
United States		$(367)	(29)%	$(823)	(118)%	456	55%
Australia		1,112	38%	(137)	(7)%	1,249	>100%
New Zealand		(114)	(29)%	(487)	(184)%	373	77%
Total operating income (loss)		$631	14%	$(1,447)	(51)%	2,078	>100%

Real Estate Segment Operating Income

Real estate segment operating income was $0.5 million for the year ended December 31, 2022, which was an increase of $5.9 million from a loss of $5.4 million for the year ended December 31, 2022. These results reflect (i) an increase in intercompany rent income from some of our fee-interest cinemas, which was abated in 2021 (ii) reduced vacancy rate, (iii) an increase in percentage rent revenue due to increase in third party tenant sales, and (iv) our Live Theatres in New York City increasing in operating income during the year ended December 31, 2022 as both the Orpheum and Minetta Lane theatres were open and holding public performances for the full year 2022.

Real estate segment operating income was $0.6 million for the quarter ended December 31, 2022, which was an increase of $2.1 million from a loss of $1.5 million for the year ended December 31, 2021. These results are due to (i) increased intercompany rent income from some of our fee-interest cinemas, which was abated in 2021, (ii) reduced vacancy rate, and (iii) an increase in a percentage rent revenue from third party tenant sales increase.

Revenue

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2022	% of Revenue	2021	% of Revenue	2022 vs. 2021 Favorable/ (Unfavorable)
United States	$3,037	18%	$1,926	15%	58%
Australia	12,246	73%	9,855	77%	24%
New Zealand	1,534	9%	982	8%	56%
Total Segment Revenues	$16,817	100%	$12,763	100%	32%

Real estate revenues for the year ended December 31, 2022, increased by $4.1 million, to $16.8 million compared to 2021. This increase is attributable to an increase in property rental income in all three countries primarily in Australia, our Live Theaters being open for the full year, as well as rent received from Petco, our new retail tenant at 44 Union Square offset by the lost income from the sale of our Auburn property.

For the quarter ended December 31, 2022, real estate revenue increased by $1.7 million, to $4.6 million compared to the fourth quarter 2021. This increase is attributable to an increase in property rental income (both from interco and third-party percentage rent) in all three countries primarily in Australia and rent received from Petco, our new Union Square tenant starting in December 2022.

Operating Expense

Operating expense for the year ended December 31, 2022, decreased by $1.2 million, to $8.9 million when compared to the same period in 2021 due to (i) the weakening of the Australian dollar and New Zealand dollar against the U.S. dollar, and (ii) the reduction of costs related to the monetization of the Auburn property during 2021.

NON-SEGMENT RESULTS –2022 vs. 2021

For more information about the legal expense, please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies.

Income Tax Expense

Income tax expense decreased by $5.1 million, to $0.8 million, when compared to 2021, mainly due to the increase in pretax income in 2021 as a result of the monetization of certain of our real estate assets. Please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 11 – Income Taxes for further information.

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

For more information about our borrowings, including loan modifications and modifications to waivers of certain covenants, please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 12 – Borrowings.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2022	2021	2020	2019	2018(2)
Net Cash from Operating Activities	$(26,351)	$(13,498)	$(30,201)	$24,607	$32,644
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$29,947	$83,251	$26,826	$12,135	$13,127
Unused borrowing facility	12,000	12,000	15,490	73,920	85,886
Restricted for capital projects(1)	12,000	12,000	9,377	13,952	30,318
Unrestricted capacity	0	0	6,113	59,968	55,568
Total resources at 12/31	41,947	95,251	42,316	86,055	99,013
Total unrestricted resources at 12/31	29,947	83,251	32,939	72,103	68,695
Debt-to-Equity Ratio
Total contractual facility	$227,633	$248,948	$300,449	$283,138	$252,929
Total debt (gross of deferred financing costs)	215,633	236,948	284,959	209,218	167,043
Current	38,026	12,060	42,299	37,380	30,393
Non-current	177,607	224,888	242,660	171,838	136,650
Finance lease liabilities	28	68	118	209	—
Total book equity	63,279	105,060	81,173	139,616	179,979
Debt-to-equity ratio	3.41	2.26	3.51	1.50	0.93
Changes in Working Capital
Working capital (deficit)(3)	$(74,152)	$(6,673)	$(64,140)	$(84,138)	$(56,047)
Current ratio	0.39	0.94	0.47	0.24	0.35
Capital Expenditures (including acquisitions)	$9,780	$14,428	$16,759	$47,722	$56,827

(1)This relates to the construction facilities specifically negotiated for 44 Union Square redevelopment project.

(2)Certain 2018 balances included the restatement impact as a result of a prior period financial statement correction of immaterial errors (see Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statement Correction of Immaterial Errors).

(3)Typically, our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

We manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. Before the COVID-19 pandemic, our treasury management has been focused on aggressive cash management using cash balances to reduce debt and minimize interest expense. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditures, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. As a result of the

COVID-19 pandemic, we chose to fully draw down on all of our available lines of credit in order to provide liquidity for the Company during a time of minimal revenues.

Refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 12 – Borrowings for further details on our various borrowing arrangements.

On December 31, 2022, our consolidated cash and cash equivalents totaled $29.9 million. Of this amount, $24.0 million, $4.9 million and $1.1 million were held by our U.S., Australian and New Zealand operations, respectively. The funds held in Australia and New Zealand are, under our applicable bank lending arrangement, subject to limitations on their use outside of Australia or New Zealand as applicable. Due to the impact of the COVID-19 pandemic, we no longer intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt. During 2022 and into 2023 the need for such funding, apart from working capital, has been and will be substantially reduced, due to the COVID-19 pandemic. The funding that has been required, has been funded predominantly from cost reductions, debt and strategic asset sales. As noted in the preceding table, we had no unused available unrestricted corporate credit facilities at December 31, 2022.

The change in cash and cash equivalents for the three years ended December 31, 2022 is as follows:

				% Change
(Dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net cash provided by (used in) operating activities	$(26,351)	$(13,498)	$(30,200)	(95)%	55%
Net cash provided by (used in) investing activities	(9,486)	129,610	(18,771)	(>100)%	>100%
Net cash provided by (used in) financing activities	(16,557)	(50,280)	59,330	67%	(>100)%
Impact of exchange rate on cash	(1,198)	(4,095)	4,333	71%	(>100)%
Net increase (decrease) in cash and cash equivalents	$(53,592)	$61,737	$14,692	(>100)%	>100%

Operating Activities

2022 vs. 2021

Cash used in operating activities for 2022 increased by $12.9 million, to cash used of $26.4 million, driven by a $26.1 million increase in net changes in operating assets and liabilities primarily resulting from taxes payable, accounts payable and film rent payable, offset by a $13.2 million decrease mainly attributed to improved cinema operating performance compared to the prior year period.

Investing Activities

2022 vs. 2021

Cash used in investing activities during the twelve months ended December 31, 2022, was $9.5 million. There was no repeat of the monetization of certain assets in the twelve months to December 31, 2021, which led to the raising of $129.6 million of cash from investing activities in this period.

Financing Activities

2022 vs. 2021

Cash used in financing activities for the twelve months ended December 31, 2022, decreased by $33.7 million, to $16.6 million due to prior year debt repayments.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the future maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of December 31, 2022:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt(1)	$37,960	$140,314	$300	$314	$7,500	$—	$186,388
Operating leases, including imputed interest	33,690	32,307	30,334	28,372	26,020	137,553	288,276
Finance leases, including imputed interest	28	—	—	—	—	—	28
Subordinated debt(1)	747	586	—	—	27,913	—	29,246
Pension liability	684	684	684	684	684	402	3,822
Village East purchase option(2)	—	5,900	—	—	—	—	5,900
Estimated interest on debt(3)	15,618	7,568	2,697	2,682	1,193	—	29,759
Total	$88,727	$187,358	$34,015	$32,053	$63,310	$137,955	$543,418

(1)Information is presented gross of deferred financing costs.

(2)Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.

(3)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

Please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies for more information.

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

Please refer to Part I, Item 3 – Legal Proceedings for more information. There have been no material changes to our litigation, except as set forth in Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies.

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

Historically, we have managed our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services, as well as borrowing in local currencies to match revenues and expenses. We have also historically paid management fees to the U.S. to cover a portion of our domestic overhead. The decrease in the value of the Australian and New Zealand currencies as compared to the U.S. dollar combined with the limitations under our bank loans in

Australia and New Zealand to move funds into the U.S., however, have negatively impacted and are expected in 2023 to continue to negatively impact, our ability to rely on such funding for ongoing support of our domestic overhead.

Our exposure to interest rate risk arises out of our long-term floating-rate borrowings. To manage the risk, we utilize interest rate derivative contracts to convert certain floating-rate borrowings into fixed-rate borrowings. It is our Company’s policy to enter into interest rate derivative transactions only to the extent considered necessary to meet its objectives as stated above. Our Company does not enter into these transactions or any other hedging transactions for speculative purposes. We are currently facing additional risk as approximately $177.7 million of our current borrowings mature over the next 24 months. We believe it unlikely that we will be able to refinance this debt at their current interest rates.

Inflation

We continually monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. Competitive conditions in many of our markets restrict our ability to recover fully the higher costs of acquired goods and services through price increases. We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses. Inflation may also adversely impact the rent we pay for our leased cinemas, as many have cost of living adjustment features.

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

$1.5 million of impairment losses were recorded against certain cinema assets in the second quarter of the year ended December 31, 2022. No impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2021. $217,000 of impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2020, based on historical information and projected cash flow.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the years ended December 31, 2022, 2021, or 2020.

Tax Valuation Allowance and Deferred Taxes

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal, state, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). As of December 31, 2022, we had recorded approximately $51.2 million of deferred tax assets (net of $54.7 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards and tax credit carryforwards. These deferred tax assets were offset by a valuation allowance of $50.8 million resulting in a net deferred tax asset of $0.4 million. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.

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

Legal contingencies

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters. We provide accruals for matters that have probable likelihood of occurrence and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds (either in cash or other forms of payments) are received by us. Please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies for more information on legal matters.

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

At December 31, 2022, approximately 34% and 8% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately ($14.6) million in cash and cash equivalents. At December 31, 2021, approximately 40% and 11% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $51.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $7.5 million for the year ended December 31, 2022. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia, and New Zealand. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 18% and 40% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would result in an increase or decrease of $3.6 million and $2.0 million, respectively, and the change in our net income for the year would be $0.3 million and $0.0 million, respectively. Presently, we have no plans to hedge such exposure.

With changes in the tax landscape caused by the Tax Cuts and Jobs Act of 2017, we may reconsider our strategy for financing operations and redevelopment projects in the three countries we are invested in, which may include increased borrowings from banks in higher-tax countries, and dividends to the U.S. from foreign subsidiaries, being mindful of withholding taxes on interest, and thin capitalization limitations on interest deduction in Australia and New Zealand. However, our ability to adopt such strategies will naturally be limited by our results of operation and the value of our assets in these various jurisdictions.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. We have accumulated unrealized foreign currency translation gains of approximately ($0.7) million and $6.8 million as of December 31, 2022 and 2021, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $2.2 million increase or decrease in our 2022 interest expense.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2022.

By: /s/ Ellen M. Cotter Ellen M. Cotter President and Chief Executive Officer March 31, 2023	By: /s/Gilbert Avanes Gilbert Avanes EVP, Chief Financial Officer and Treasurer March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reading International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.

Los Angeles, California
March 31, 2023

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2022 and 2021

(U.S. dollars in thousands, except share information)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$29,947	$83,251
Restricted cash	5,032	5,320
Receivables	6,206	5,360
Inventories	1,616	1,408
Derivative financial instruments - current portion	907	96
Prepaid and other current assets	3,804	4,871
Total Current Assets	47,512	100,306
Operating properties, net	286,952	306,657
Operating lease right-of-use assets	200,417	227,367
Investment and development properties, net	8,792	9,570
Investment in unconsolidated joint ventures	4,756	4,993
Goodwill	25,504	26,758
Intangible assets, net	2,391	3,258
Deferred tax assets, net	447	2,220
Derivative financial instruments - non-current portion	—	112
Other assets	10,284	6,461
Total Assets	$587,055	$687,702
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$42,590	$39,678
Film rent payable	5,678	7,053
Debt - current portion	37,279	11,349
Subordinated debt - current portion	747	711
Derivative financial instruments - current portion	—	181
Taxes payable	300	10,655
Deferred current revenue	10,286	9,996
Operating lease liabilities - current portion	23,971	23,737
Other current liabilities	813	3,619
Total Current Liabilities	121,664	106,979
Debt – long-term portion	148,688	195,198
Subordinated debt - non-current portion	26,950	26,728
Noncurrent tax liabilities	7,117	7,467
Operating lease liabilities - non-current portion	200,037	223,364
Other non-current liabilities	19,320	22,906
Total Liabilities	$523,776	$582,642
Commitments and Contingencies
Stockholders’ Equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,348,295 issued and 20,412,185 outstanding at December 31, 2022 and 33,198,500
issued and 20,262,390 outstanding at December 31, 2021	$235	$233
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2022 and 2021	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2022 and 2021	—	—
Additional paid-in capital	153,784	151,981
Retained earnings (accumulated deficit)	(48,816)	(12,632)
Treasury shares, at cost	(40,407)	(40,407)
Accumulated other comprehensive income	(1,957)	4,882
Total Reading International, Inc. ("RDI") Stockholders’ Equity	62,856	104,074
Noncontrolling Interests	423	986
Total Stockholders’ Equity	$63,279	$105,060
Total Liabilities and Stockholders’ Equity	$587,055	$687,702

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Operations for the Three Years Ended December 31, 2022

(U.S. dollars in thousands, except share and per share data)

	2022	2021	2020
Revenues
Cinema	$191,321	$126,812	$67,014
Real estate	11,794	12,248	10,848
Total revenues	203,115	139,060	77,862
Costs and expenses
Cinema	(178,768)	(122,901)	(91,065)
Real estate	(8,947)	(10,106)	(8,578)
Depreciation and amortization	(20,918)	(22,746)	(22,317)
General and administrative	(21,416)	(25,100)	(16,998)
Impairment of long-lived assets	(1,549)	—	(217)
Total costs and expenses	(231,598)	(180,853)	(139,175)
Operating income (loss)	(28,483)	(41,793)	(61,313)
Interest expense, net	(14,392)	(13,688)	(9,354)
Gain (loss) on sale of assets	(54)	92,219	(1)
Other income (expense)	6,817	3,762	293
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(36,112)	40,500	(70,375)
Equity earnings of unconsolidated joint ventures	271	258	(449)
Income (loss) before income taxes	(35,841)	40,758	(70,824)
Income tax benefit (expense)	(819)	(5,944)	4,967
Net income (loss)	$(36,660)	$34,814	$(65,857)
Less: net income (loss) attributable to noncontrolling interests	(476)	2,893	(657)
Net income (loss) attributable to Reading International, Inc.	$(36,184)	$31,921	$(65,200)
Basic earnings (loss) per share	$(1.64)	$1.46	$(3.00)
Diluted earnings (loss) per share	$(1.64)	$1.42	$(3.00)
Weighted average number of shares outstanding–basic	22,020,921	21,801,719	21,749,155
Weighted average number of shares outstanding–diluted	22,956,245	22,406,816	22,215,511

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2022

(U.S. dollars in thousands)

	2022	2021	2020
Net income (loss)	$(36,660)	$34,814	$(65,857)
Foreign currency translation gain (loss)	(7,543)	(8,123)	6,837
Gain (loss) on cash flow hedges	557	340	(65)
Others	143	164	130
Comprehensive income (loss)	$(43,503)	$27,195	$(58,955)
Less: net income (loss) attributable to noncontrolling interests	(476)	2,893	(657)
Less: comprehensive income (loss) attributable to noncontrolling interests	(4)	1	(11)
Comprehensive income (loss)	$(43,023)	$24,301	$(58,287)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2022

(In thousands)

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2020	20,103	$231	1,680	$17	$148,602	$20,647	$(39,737)	$5,589	$135,349	$4,267	$139,616
Net income (loss)	—	—	—	—	—	(65,200)	—	—	(65,200)	(657)	(65,857)
Other comprehensive income, net	—	—	—	—	—	—	—	6,913	6,913	(11)	6,902
Share-based compensation expense	—	—	—	—	1,421	—	—	—	1,421	—	1,421
Share repurchase plan	(75)	—	—	—	—	—	(670)	—	(670)	—	(670)
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued									—		—
Restricted Stock Units	41	—	—	—	(44)	—	—	—	(44)	—	(44)
Retirements	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	55	55
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(250)	(250)
At December 31, 2020	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173
Net income (loss)	—	—	—	—	—	31,921	—	—	31,921	2,893	34,814
Other comprehensive income, net	—	—	—	—	—	—	—	(7,620)	(7,620)	1	(7,619)
Share-based compensation expense	—	—	—	—	2,152	—	—	—	2,152	—	2,152
Share repurchase plan	—	—	—	—	—	—	—	—	—	—	—
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued									—		—
Restricted Stock Units	191	2	—	—	(150)	—	—	—	(148)	—	(148)
Retirements	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(5,315)	(5,315)
At December 31, 2021	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(36,184)	—	—	(36,184)	(476)	(36,660)
Other comprehensive income, net	—	—	—	—	—	—	—	(6,839)	(6,839)	(4)	(6,843)
Share-based compensation expense	—	—	—	—	1,888	—	—	—	1,888	—	1,888
Share repurchase plan	—	—	—	—	—	—	—	—	—	—	—
Class A common stock issued for share-based bonuses and options exercised	—	—	—	—	—	—	—	—	—	—	—
In-kind exchange of share for the exercise of options, net issued	—	—	—	—	—	—	—	—	—	—	—
Restricted Stock Units	150	2	—	—	(85)	—	—	—	(83)	—	(83)
Retirements	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(87)	(87)
At December 31, 2022	20,410	$235	1,680	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2022

(U.S. dollars in thousands)

	2022	2021	2020
Operating Activities
Net income (loss)	$(36,660)	$34,814	$(65,857)
Adjustments to reconcile net income to net cash flows from operating activities:
Equity earnings of unconsolidated joint ventures	(271)	(258)	449
Distributions of earnings from unconsolidated joint ventures	278	—	240
Gain recognized on foreign currency transactions	(3,338)	(2,085)	—
Net loss (gain) on sale of assets	54	(92,219)	1
Amortization of operating leases	22,769	23,357	21,458
Amortization of finance leases	38	49	93
Change in operating lease liabilities	(23,013)	(21,506)	(20,400)
Interest on hedged derivatives	—	(56)	—
Change in net deferred tax assets	1,647	967	401
Purchase of derivative instruments	(86)	(62)	—
Depreciation and amortization	20,918	22,746	22,317
Impairment of long-lived assets	1,549	—	217
Other amortization	1,644	1,368	1,046
Share-based compensation expense	1,888	2,152	1,421
Net changes in operating assets and liabilities:
Receivables	978	(2,817)	4,805
Prepaid and other assets	(2,614)	2,122	(1,307)
Payments for accrued pension	(683)	(683)	(683)
Accounts payable and accrued expenses	806	6,313	9,330
Film rent payable	(1,184)	4,725	(6,323)
Taxes payable	(10,182)	10,943	(34)
Deferred revenue and other liabilities	(889)	(3,368)	2,626
Net cash provided by (used in) operating activities	(26,351)	(13,498)	(30,200)
Investing Activities
Proceeds from sale of assets	—	145,165	—
Purchases of and additions to operating and investment properties	(9,391)	(15,555)	(18,526)
Contributions to unconsolidated joint ventures	(95)	—	(245)
Net cash provided by (used in) investing activities	(9,486)	129,610	(18,771)
Financing Activities
Repayment of long-term borrowings	(15,980)	(88,417)	(29,896)
Repayment of finance lease principal	(40)	(49)	(92)
Proceeds from borrowings	—	45,337	90,323
Capitalized borrowing costs	(371)	(1,691)	(97)
Repurchase of Class A nonvoting common stock	—	—	(670)
Proceeds (payments) from stock option exercises	(83)	(148)	(43)
Noncontrolling interest contributions	4	3	55
Noncontrolling interest distributions	(87)	(5,315)	(250)
Net cash provided by (used in) financing activities	(16,557)	(50,280)	59,330
Effect of exchange rate on cash and restricted cash	(1,198)	(4,095)	4,333
Net increase (decrease) in cash and cash equivalents and restricted cash	(53,592)	61,737	14,692
Cash and cash equivalents and restricted cash at the beginning of the year	88,571	26,834	12,142
Cash and cash equivalents and restricted cash at the end of the year	$34,979	$88,571	$26,834

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$29,947	$83,251	$26,826
Restricted cash	5,032	5,320	8
	$34,979	$88,571	$26,834

Supplemental Disclosures
Interest paid	$13,074	$12,394	$10,240
Income taxes paid (refunded), net	9,386	(6,479)	(2,333)
Non-Cash Transactions
Lease make-good accrual	$(1,567)	$288	$62
Additions to long-term borrowings	—	—	—
Additions to operating and investing properties through accrued expenses	3,545	3,177	4,346

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for Three Years Ended December 31, 2022

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

	2022			2021			2020
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$191,321	$11,794	$203,115	$126,812	$12,248	$139,060	$67,014	$10,848	$77,862
Inter-segment revenue (1)	—	5,023	5,023	—	515	515	—	2,115	2,115
Total segment revenue	191,321	16,817	208,138	126,812	12,763	139,575	67,014	12,963	79,977
Operating expense
Operating Expense - Third Party	(178,768)	(8,947)	(187,715)	(122,901)	(10,106)	(133,007)	(91,065)	(8,578)	(99,643)
Inter-Segment Operating Expenses (1)	(5,023)	—	(5,023)	(515)	—	(515)	(2,115)	—	(2,115)
Total of services and products (excluding depreciation and amortization)	(183,791)	(8,947)	(192,738)	(123,416)	(10,106)	(133,522)	(93,180)	(8,578)	(101,758)
Depreciation and amortization	(13,351)	(6,495)	(19,846)	(14,422)	(7,092)	(21,514)	(15,246)	(6,101)	(21,347)
Impairment of long-lived assets	(1,549)	—	(1,549)	—	—	—	(217)	—	(217)
General and administrative expense	(4,346)	(869)	(5,215)	(7,611)	(920)	(8,531)	(3,427)	(747)	(4,174)
Total operating expense	(203,037)	(16,311)	(219,348)	(145,449)	(18,118)	(163,567)	(112,070)	(15,426)	(127,496)
Segment operating income (loss)	$(11,716)	$506	$(11,210)	$(18,637)	$(5,355)	$(23,992)	$(45,056)	$(2,463)	$(47,519)

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2022	2021	2020
Segment operating income (loss)	$(11,210)	$(23,992)	$(47,519)
Unallocated corporate expense:
Depreciation and amortization expense	(1,072)	(1,232)	(970)
General and administrative expense	(16,201)	(16,569)	(12,824)
Interest expense, net	(14,392)	(13,688)	(9,354)
Equity earnings (loss) of unconsolidated joint ventures	271	258	(449)
Gain (loss) on sale of assets	(54)	92,219	(1)
Other (expense) income	6,817	3,762	293
Income (loss) before income taxes	$(35,841)	$40,758	$(70,824)

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	December 31,
(Dollars in thousands)	2022	2021
By segment:
Cinema	$267,874	$316,169
Real estate	247,247	257,224
Corporate (1)	71,934	114,309
Total assets	$587,055	$687,702
By country:
United States	$337,595	$336,029
Australia	200,220	274,330
New Zealand	49,240	77,343
Total assets	$587,055	$687,702

(1)Corporate Assets includes cash and cash equivalents of $29.9 million and $83.3 million as of December 31, 2022 and 2021, respectively.

The following table sets forth our operating properties by country:

	December 31,
(Dollars in thousands)	2022	2021
United States	$171,756	$177,918
Australia	95,467	107,343
New Zealand	19,729	21,396
Total operating property	$286,952	$306,657

The table below summarizes capital expenditures for the three years ended December 31, 2022:

(Dollars in thousands)	2022	2021	2020
Segment capital expenditures	$9,780	$14,428	$16,686
Corporate capital expenditures	—	—	73
Total capital expenditures	$9,780	$14,428	$16,759

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

(ii)Real Estate Segment:

•Property Rentals –we contractually retain substantially all of the risks and benefits of ownership of our real estate properties and therefore, we account for our tenant leases as operating leases. Accordingly, rental revenue is recognized on a straight-line basis over the lease term; and,

•Live Theatre License Fees – we have real property interest in, and license theatre space to third parties for, the presentation of theatrical productions. Revenue is recognized in accordance with the license agreement and is typically recorded on a weekly basis after the performance of a show has occurred.

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

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant. At December 31, 2022 and 2021, our restricted cash balance was $5.0 million and $5.3 million, respectively.

Derivative Financial Instruments

From time to time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of certain of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. Derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statements of Operations or, in the case of accounting hedges, in Other Comprehensive Income and then reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings. The cash flows from interest rate derivatives are classified as cashflows provided by operating activities in the Consolidated Cashflow Statement, as are the hedged transactions. As of December 31, 2022 we had no unfavorable derivative positions. As of December 31, 2021, we had unfavorable derivative positions designated as accounting hedges of $181,000. As of December 31, 2022, and December 31, 2021, we had favorable derivative positions designated as accounting hedges of $907,000 and $208,000, respectively.

With regards to accounting hedges, the Company has elected, by reference to certain practical expedients contained within ASC 848 Reference Rate Reform, to continue the method of assessing effectiveness as documented in the original hedge, so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. In addition, the Company has elected the expedient permitting the assertion of probability of the hedged interest payments regardless of any expected modification in the terms related to reference rate reform.

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

Impairment of Long-Lived Assets

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Due to the COVID-19 pandemic, we have at various quarters since 2020 reviewed such assets for impairment where changes in circumstances suggest such a review is necessary.

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

We recorded $1.5 million of impairment losses against long-lived and finite-lived intangible assets in the second half of 2022. This impairment was recorded against cinemas whose performance had not improved commensurate to the rest of our portfolio. No further impairment losses were recorded in 2022. No impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2022, based on historical information and projected cash flow. $217,000 of impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2020.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2022.

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

Land and Property Held for Sale

When a property is classified as held for sale, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2020, we classified our landholding at Coachella, California and Manukau, New Zealand, as held for sale. There were no adjustments necessary to reduce the carrying value of these assets on transfer to held for sale. These assets were subsequently held at historical cost on the consolidated balance sheet until their sale in the first quarter of 2021. We had no properties held for sale as of December 31, 2022 or December 31, 2021. Refer to Note 5 – Real Estate Transactions for details.

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and or financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different. In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized using the effective interest method. Net deferred financing costs are presented as a reduction in the associated debt account (see Note 12 – Borrowings).

Film Rental Costs

Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors.

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $1.4 million, $0.7 million, and $0.7 million in 2022, 2021, and 2020, respectively.

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

As a result of the impacts of COVID-19, we have obtained certain concessions from our landlords. Where we have obtained rent concessions from our landlords, or provided concessions to our tenants, we have elected not to perform the standard Topic 842 modification evaluation where the concession does not result in the total consideration required by the contract being substantially more than the total consideration originally required by the contract. We have elected to account for these concessions as if there have been no changes to the underlying contracts, thereby recognizing abatements secured as variable lease expenses, and increasing payables for lease payment deferrals.

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

As a result of the impacts of COVID-19, we have provided certain concessions to specific tenants. Where we have provided deferrals of rent, we have recorded the deferrals as receivables, and where we have provided abatements, we have recorded these as variable rents in the consolidated statements of income.

Share-based Compensation

The determination of the compensation cost for our share-based awards (primarily in the form of stock options or restricted stock units) is made at the grant date based on the estimated fair value of the award, and such cost is recognized over the grantee’s requisite service period (which typically equates to our vesting term). Previously recognized compensation cost shall be reversed for any forfeited award to the extent unvested at the time of forfeiture. Refer to Note 16 – Share-based Compensation and Repurchase Plans for further details.

Treasury Shares

In recent years, we repurchased our own Class A common shares as part of a publicly announced stock repurchase plan. We account for these repurchases using the cost method and present these as a separate line within the Stockholders’ Equity section in our consolidated balance sheets. Refer to Note 16 – Share-based Compensation and Repurchase Plans for further details of our stock repurchase plan.

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

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred. For the years ended December 31, 2022, 2021, and 2020, we recorded gains/(losses) relating to litigation settlement of $40,000, ($3.2) million and $3,000, respectively.

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

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars. Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2022:

	As of and for the year ended December 31, 2022	As of and for the year ended December 31, 2021	As of and for the year ended December 31, 2020
Spot Rate
Australian Dollar	0.6805	0.7260	0.7709
New Zealand Dollar	0.6342	0.6839	0.7194
Average Rate
Australian Dollar	0.6946	0.7517	0.6904
New Zealand Dollar	0.6357	0.7077	0.6504

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

Government Grants

In the second quarter of 2020, in order to account for certain wage subsidies received from the Australian and New Zealand governments, we adopted International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The aim of these Australian and New Zealand government subsidies is to protect as many jobs as possible during the COVID-19 pandemic by subsidizing the wages of employees, using the administrative capabilities of employers to forward such subsidies to their employees. The subsidies are not loans to employees or employers. Other than the disclosure requirements promulgated by ASU 2021-10, U.S. GAAP has no other codified accounting guidance concerning the measurement and presentation of such government grants for for-profit entities, and in lieu of such guidance, common practice is to refer to IAS 20. IAS 20 permits entities to account for government grants on a gross basis, showing grants receivable as income and the associated expense as costs, or on a net basis, by deducting the grant from the related expense. The nature of the wage subsidies is such that, without them, our Company would likely have reduced its wages and salaries expense through the termination of certain employees. In order to faithfully present the transaction, our Company has therefore elected to present wages and salaries expense net of government grants. The impacted wages and salaries costs are contained within ‘other operating expenses’ and ‘general and administrative expenses’ in our cinema and real estate segments. We received no subsidies in the year to December 31, 2022. In the year to December 31, 2021, we received subsidies totaling $2.6 million (AU$3.5 million) in Australia and $366,000 (NZ$518,000) in New Zealand, respectively. In the year to December 31, 2020, we received subsidies totaling $9.5 million (AU$12.3 million) and $1.4 million (NZ$1.9 million) in Australia and New Zealand, respectively.

Business Acquisition Valuation and Purchase Price Allocation

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

NOTE 3 – IMPACT OF COVID-19 PANDEMIC ON LIQUIDITY

General

COVID-19 has materially impacted our business since the declaration of a global pandemic in March 2020. Our 2020 global revenues were $77.9 million, compared to $276.8 million in 2019. 2022 saw the first year of trading since 2020 with no cinema closures or operating restrictions on our cinemas or real estate tenants. These improving business conditions contributed to an increase in total revenues to $203.1 million, however, still approximately 27% below the 2019 pre-pandemic level.

Cinema Segment Ongoing Impact

COVID-19 continues to impact the profitability of our cinema operating segment. Film production backlogs, and competition from streaming platforms contributed to a lower number of major studio movie releases in 2022. Accordingly, our industry is still in its recovery phase. These factors are beyond our control. We are subject to increasing costs related to film licensing, inventory, labor and utilities, and many of our U.S. cinemas are obligated to repay rent deferrals to our landlords as negotiated in 2020-2022. In addition, some of our cinemas are facing automatic rent increases. Cost-reduction efforts in our cinema operating segment continue, including, but not limited to, restricting utilities and essential operating expenditures to the minimum levels necessary, reducing employment costs, and minimizing capital outlays. We continue to work with our landlords to manage our rent obligations. We are prepared to terminate cinema leases where their long-term profitability is in sufficient doubt.

Our Real Estate operating segment has been less impacted by the COVID-19 pandemic and is generating near-to-expected cash flows.

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. The evaluation of the going concern assertion involves firstly considering whether it is probable that our Company has sufficient resources, as at the issue date of the financial statements, to meet its obligations as they fall due for twelve months following the issue date. Should it be probable that there are not sufficient resources, we must determine whether it is probable that our plans will mitigate the consequential going concern substantial doubt. Our evaluation is informed by current liquidity positions, debt obligations, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well since the onset of COVID-19 and is key to management’s overall evaluation of ASC 205-40 Going Concern.

We have $47.2 million of debt due in the twelve months from the issue of this Form 10-K. $22.5 million of this debt is due on July 3, 2023. As at December 31, 2022, we have cash of $29.9 million and negative working capital of $74.2 million. In order to alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve-months, these loans need to be refinanced and our revenues and net income need to improve.

We believe that is probable that these loans will be extended on terms acceptable to us. Prior to the issuance of the Form 10-K, we extended our Bank of America facility on March 30, 2023 to September 4, 2024. Valley National extended its loan from April 1, 2023 to July 3, 2023 to allow additional time to complete refinancing, for which a term sheet is in place. We believe that we have sufficient time to address our Santander ($8.0 million) and our Westpac ($8.8 million) facilities, due in the fourth quarter of 2023 and the first quarter of 2024 respectively.

We believe that the global cinema industry will continue to recover in 2023 and 2024. This belief underpins our forecasts and cash flow projections. Our forecasts rely upon, among other things, the current industry movie release schedule, which demonstrates an increased number of movies from the major studios and other distributors and an improvement in the quality of the movie titles, and the public’s demonstrable desire to attend movies in a theatrical environment. These named factors are both out of Management’s control and are material, individually and in the aggregate, to the realization of Management’s forecasts and expectations. In the event that our forecasts and cash flow estimates, and our reasonable refinancing expectations, do not come to fruition to the extent needed to provide sufficient funding, we are willing and able to pursue additional asset monetizations. In 2021, we demonstrated our ability to complete such real estate transactions.

In conclusion, as of the date of issuance of these financial statements, based on our evaluation of ASC 205-40 Going Concern and the current conditions and events, considered in the aggregate, and our various plans for enhancing liquidity and the extent to which those plans are progressing, we conclude that our plans are probable of being implemented and that they alleviate the substantial doubt about our Company’s ability to continue as a going concern.

Impairment Considerations

Our Company considers that the events and factors described above continue to constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2022, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary in addition to the $1.5 million impairment charge taken during Q2 2022. This was due to our improved financial performance at the asset group level, and our more favorable expectations for future trading.

Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2022. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2022:

(Dollars in thousands, except share and per share data)	2022	2021	2020
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(36,184)	$31,921	$(65,200)
Denominator:
Weighted average shares of common stock – basic	22,020,921	21,801,719	21,749,155
Weighted average dilutive impact of stock-based awards	935,324	605,097	466,356
Weighted average shares of common stock – diluted	22,956,245	22,406,816	22,215,511
Basic earnings (loss) per share	$(1.64)	$1.46	$(3.00)
Diluted earnings (loss) per share	$(1.64)	$1.42	$(3.00)
Awards excluded from diluted earnings (loss) per share	327,498	517,344	674,676

Outstanding awards of 327,498 for the year ended December 31, 2022 and 674,676 for the year ended December 31, 2020, were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

NOTE 5 – REAL ESTATE TRANSACTIONS

Discussed below are the real estate transactions affecting the presentation in our consolidated balance sheets as of December 31, 2022 and 2021, and the profitability determination in our consolidated statements of income for the three years ended December 31, 2022, 2021 and 2020.

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

Invercargill, New Zealand

On August 30, 2021, we monetized our cinema building and land in Invercargill for $3.8 million (NZ$5.4 million) to the owner of the adjacent property. This property, not then classified as held for sale, was monetized in a transaction whereby the purchaser leased back the Reading Cinema to our company.

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

Real Estate Acquisitions

Exercise of Option to Acquire Ground Lessee’s Interest in Ground Lease and Improvements Constituting the Village East Cinema

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the 13-year ground lease underlying and the real property assets constituent with our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. The transaction is expected to close on July 1, 2024. Further information is at Note 20 – Related Parties.

NOTE 6 – PROPERTIES AND EQUIPMENT

Operating Property, Net

Property associated with our operating activities is summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Land	$67,392	$69,459
Building and improvements	213,226	219,580
Leasehold improvements	64,230	58,349
Fixtures and equipment	194,753	202,837
Construction-in-progress	6,839	5,395
Total cost	546,440	555,620
Less: accumulated depreciation	(259,488)	(248,963)
Operating Properties, net	$286,952	$306,657

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2022 and 2021 are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Building and improvements
Gross balance	$136,749	$140,028
Less: Accumulated depreciation	(26,148)	(23,923)
Net Book Value	$110,601	$116,105

Depreciation expense for operating property was $20.6 million, $22.0 million, and $21.5 million for the year ended December 31, 2022, 2021 and 2020, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Land	$3,857	$4,193
Construction-in-progress (including capitalized interest)	4,935	5,377
Investment and development property, net	$8,792	$9,570

We did not capitalize any interest charges for the years ended December 31, 2022 our December 31, 2021, pertaining to our on-going development projects.

NOTE 7 – LEASES

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

As Lessee

We have operating leases for certain cinemas and corporate offices, and finance leases for certain equipment assets. Our leases have remaining lease terms of 1 to 20 years, with certain leases having options to extend to up to a further 45 years.

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

The components of lease expense are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$38	$49
Interest on lease liabilities	2	5
Operating lease cost	33,422	33,782
Variable lease cost	619	(7,068)
Total lease cost	$34,081	$26,768

Supplemental cash flow information related to leases is as follows:

	December 31,
(Dollars in thousands)	2022	2021
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$42	$53
Operating cash flows for operating leases	34,685	26,057
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,710	$39,090

Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in thousands)	2022	2021
Operating leases
Operating lease right-of-use assets	$200,417	$227,367
Operating lease liabilities - current portion	23,971	23,737
Operating lease liabilities - non-current portion	200,037	223,364
Total operating lease liabilities	$224,008	$247,101
Finance leases		—
Property plant and equipment, gross	$363	$374
Accumulated depreciation	(338)	(311)
Property plant and equipment, net	$25	$63
Other current liabilities	28	40
Other long-term liabilities	—	28
Total finance lease liabilities	$28	$68

Other information
Weighted-average remaining lease term - finance leases	1	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.21%	5.24%
Weighted-average discount rate - operating leases	4.55%	4.47%

The Maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2023	$33,690	$29
2024	32,307	—
2025	30,334	—
2026	28,372	—
2027	26,020	—
Thereafter	137,553	—
Total lease payments	$288,276	$29
Less imputed interest	(64,268)	(1)
Total	$224,008	$28

As of December 31, 2022, we have additional operating leases, primarily for cinemas, that have not yet commenced of approximately $7.2 million. It is anticipated that these operating leases will commence in 2023 with lease terms of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	December 31,
(Dollars in thousands)	2022	2021
Components of lease income
Lease payments	$8,076	$9,679
Variable lease payments	737	655
Total lease income	$8,813	$10,334

The book value of underlying assets under operating leases from owned assets was as follows:

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Building and improvements
Gross balance	$136,749	$140,028
Accumulated depreciation	(26,148)	(23,923)
Net Book Value	$110,601	$116,105

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2023	$9,773
2024	9,321
2025	8,867
2026	7,232
2027	6,003
Thereafter	26,263
Total	$67,459

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. The table below summarizes our active investment holdings in two unconsolidated joint ventures:

		December 31,
(Dollars in thousands)	Interest	2022	2021
Mt. Gravatt	33.3%	$3,836	$3,976
Rialto Cinemas	50.0%	920	1,017
Total Joint Ventures		$4,756	$4,993

Our recorded share of equity earnings (losses) from our investments in unconsolidated joint ventures are as follows:

(Dollars in thousands)	2022	2021	2020
Mt. Gravatt	$392	$254	$(249)
Rialto Cinemas	(121)	4	(200)
Total equity earnings	$271	$258	$(449)

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a sixteen-screen multiplex cinema in Australia.

Rialto Cinemas

We own an undivided 50.0% interest in the assets and liabilities of the Rialto Entertainment joint venture that owns and operates two (2) movie theaters, with 13 screens in New Zealand.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2021	$22,892	$5,224	$28,116
Foreign currency translation adjustment	(1,358)	—	(1,358)
Balance at December 31, 2021	$21,534	$5,224	$26,758
Foreign currency translation adjustment	(1,254)	—	(1,254)
Balance at December 31, 2022	$20,280	$5,224	$25,504

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2022. The assessment results, as described at Note 3 – Impact of COVID-19 Pandemic and Liquidity, indicated that there is no impairment to our goodwill as of December 31, 2022.

The tables below summarize intangible assets other than goodwill:

	December 31, 2022
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,216	$9,058	$4,915	$26,189
Less: accumulated amortization	(11,964)	(7,838)	(3,956)	(23,758)
Less: impairment charges	—	—	(40)	(40)
Net intangible assets other than goodwill	$252	$1,220	$919	$2,391

	December 31, 2021
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,335	$9,058	$4,996	$26,389
Less: accumulated amortization	(12,002)	(7,660)	(3,452)	(23,114)
Less: impairment charges	—	—	(17)	(17)
Net intangible assets other than goodwill	$333	$1,398	$1,527	$3,258

Beneficial leases relate to our operations as lessor. Trade names are amortized using an accelerated amortization method over an estimated useful life of 30 years, and other intangible assets over their estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $741,000 and $757,000 as of December 31, 2022 and 2021).

For the years ended December 31, 2022, 2021, and 2020, our amortization expense was $0.6 million, $0.7 million, and $0.9 million, respectively.

As of December 31, 2022, the estimated amortization expense for our amortizable intangibles, in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2023	$384
2024	219
2025	140
2026	127
2027	116
Thereafter	664
Total future amortization expense	$1,650

NOTE 10 – PREPAID AND OTHER ASSETS

Prepaid and other assets are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Prepaid and other current assets
Prepaid expenses	$1,859	$1,185
Prepaid taxes	1,687	1,929
Income taxes receivable	—	52
Prepaid rent	—	1,438
Deposits	233	244
Interest receivable	8	—
Investments in marketable securities	17	23
Total prepaid and other current assets	$3,804	$4,871
Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	8,302	4,477
Long-term deposits	10	12
Total non-current assets	$10,284	$6,461

NOTE 11 - INCOME TAXES

Income before income taxes includes the following:

(Dollars in thousands)	2022	2021	2020
United States	$(40,087)	$(35,835)	$(56,709)
Foreign	3,975	76,335	(13,666)
Income (loss) before income taxes and equity earnings of unconsolidated joint ventures	$(36,112)	$40,500	$(70,375)
Equity earnings of unconsolidated joint ventures:
United States	—	—	—
Foreign	271	258	(449)
Income (loss) before income taxes	$(35,841)	$40,758	$(70,824)

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2022	2021	2020
Current income tax expense (benefit)
Federal	$(97)	$(5,727)	$349
State	19	(6,426)	424
Foreign	(487)	17,217	(2,233)
Total	(565)	5,064	(1,460)
Deferred income tax expense (benefit)
Federal	2	(119)	(3,263)
State	2	(32)	(5)
Foreign	1,380	1,031	(239)
Total	1,384	880	(3,507)
Total income tax expense (benefit)	$819	$5,944	$(4,967)

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Deferred Tax Assets:
Net operating loss carry-forwards	$26,237	$18,917
Foreign Tax Credit	3,743	3,743
Compensation and employee benefits	3,252	3,539
Deferred revenue	2,713	2,642
Accrued expenses	12,206	8,646
Lease obligations	56,119	69,342
Land and property	1,620	958
Total Deferred Tax Assets	105,890	107,787
Deferred Tax Liabilities:
Lease liabilities	(52,747)	(63,293)
Accrued taxes	(532)	(523)
Intangibles	(444)	(396)
Other	(942)	(461)
Total Deferred Tax Liabilities	(54,665)	(64,673)
Net deferred tax assets before valuation allowance	51,225	43,114
Valuation allowance	(50,778)	(40,894)
Net deferred tax asset	$447	$2,220

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2022, based on all available evidence, we believe the U.S. and state deferred tax assets do not support a conclusion of being more-likely-than-not to be realized. Accordingly, we recorded an increase to valuation allowance of $9.9 million. We reassess the valuation allowance quarterly and a tax benefit is recorded if future evidence allows for a partial or full release of the valuation allowance.

As of December 31, 2022, we had the following carry-forwards:

•approximately $73.5 million in Federal loss carry-forwards with no expiration date;

•approximately $43.9 million in California loss carry-forwards expiring in 2042;

•approximately $31.0 million in Hawaii loss carry-forwards expiring in 2042;

•approximately $2.7 million in New Jersey state loss carry-forwards expiring in 2042;

•approximately $52.5 million in New York state loss carry-forwards substantially expiring in 2036;

•approximately $50.6 million in New York city loss carry-forwards substantially expiring in 2036; and,

We expect no substantial limitations on the future use of U.S. loss carry-forwards.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2022	2021	2020
Expected tax provision	$(7,526)	$8,559	$(14,873)
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	384	6,473	(1,159)
Change in valuation allowance	8,071	(6,339)	11,424
State and local tax provision	21	(6,458)	418
Tax rate change	—	—	(1,397)
Prior year adjustment	(405)	(211)	877
Unrecognized tax benefits	75	(3,937)	246
GILTI	—	7,858	—
Other	199	(1)	(503)
Total income tax expense (benefit)	$819	$5,944	$(4,967)

The undistributed earnings of the Company's Australian subsidiaries are not indefinitely reinvested. Due to the enactment of the Tax Act, future repatriations of foreign earnings will generally not be subject to U.S. federal taxation but may incur minimal state taxes.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2022, 2021, 2020:

(Dollars in thousands)	2022	2021	2020
Unrecognized tax benefits – gross beginning balance	$11,536	$2,086	$4,082
Gross increase (decrease) - prior year tax positions	(82)	(1,664)	(1,996)
Gross increase (decrease) - current year tax positions	—	11,114	—
Settlements	—	—	—
Unrecognized tax benefits – gross ending balance	$11,454	$11,536	$2,086

As of December 31, 2022 and 2021, if recognized, $11.5 million and $11.5 million respectively, of the unrecognized tax benefits would impact the Company’s effective tax rate.

During the year ended December 31, 2022, we recorded an increase to tax interest of $257,000, resulting in a total $641,000 in interest. During the year ended December 31, 2021, we recorded a decrease to tax interest of $10.5 million, resulting in a total $384,000 in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2022, revaluation of current uncertain tax positions, and expiring statutes of limitations.

As of December 31, 2022, federal income tax returns for 2019 and after are open for examination. California worldwide unitary income tax returns for 2018 and after are open for examination. Australia income tax returns for calendar years 2018 and after are open for examination. Generally, New Zealand returns for calendar years 2017 and after remain open for examination.

NOTE 12 – BORROWINGS

The Company’s borrowings at December 31, 2022 and 2021, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2022
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$26,950	8.41%	8.41%
Bank of America Credit Facility (US)(5)	March 1, 2024	26,750	26,750	26,663	10.00%	10.00%
Cinemas 1, 2, 3 Term Loan (US)(5)	April 1, 2023	22,455	22,455	22,208	6.63%	6.63%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,974	7.12%	6.00%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,674	8,674	8,613	4.64% / 4.44%	4.64%
Union Square Financing (US)(3)	May 6, 2024	55,000	43,000	42,484	11.25%	7.40%
Purchase Money Promissory Note (US)	September 18, 2024	1,333	1,333	1,333	5.00%	5.00%
Denominated in foreign currency ("FC")(4)
NAB Corporate Term Loan (AU)	June 30, 2024	68,731	68,731	68,662	4.82%	4.82%
Westpac Bank Corporate (NZ)	January 1, 2024	8,777	8,777	8,777	6.95%	6.95%
Total		$227,633	$215,633	$213,664

(1)Net of deferred financing costs amounting to $2.0 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 6.00%.

(3)The interest rate derivative associated with the Union Square loan provides for a maximum effective rate of 7.40%.

(4)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2022.

(5)These two pieces of debt were extended after December 31, 2022. See the relevant heading below for discussion regarding extensions.

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
Denominated in foreign currency ("FC")(4)
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

(4)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollar based on exchange rates as of December 31, 2021.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

(Dollars in thousands)	December 31,
Balance Sheet Caption	2022	2021
Debt - current portion	$37,279	$11,349
Debt - long-term portion	148,688	195,198
Subordinated debt - current portion	747	711
Subordinated debt - long-term portion	26,950	26,728
Total borrowings	$213,664	$233,986

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

Debt denominated in USD

Bank of America Credit Facility

As of December 3, 2021, our $55.0 million credit facility with Bank of America matured on March 6, 2023. The interest rate on borrowings under this facility is fixed at 3.0% above the “Eurodollar” rate, which itself has a floor of 1.0%.

On November 8, 2021, and effective in Q4 of 2021, Bank of America replaced all of our covenants with a single liquidity test and converted the line of credit into a term loan with scheduled repayments. On November 28, 2022, a further modification extended the term by a year to March 1, 2024 and amended the scheduled repayments. No changes were made to the interest rate. Neither modification was considered to be substantial under U.S. GAAP.

On March 30, 2023, we further modified this facility. The maturity date was extended to September 4, 2024. Regular scheduled repayments were modified to a new monthly repayment schedule, whereby commencing May 2023 we will make monthly payments of $725,000 with a balloon payment upon maturity. Payment in kind interest will accrue at a rate of 0.5% until maturity, but will be waived in the event of repayment of the entire debt prior to April 1, 2024.

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theaters, with a loan for a five year term of $8.0 million. The modification was not considered to be substantial under U.S. GAAP.

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

Cinemas 1,2,3 Term Loan and Line of Credit

On March 13, 2020, Sutton Hill Properties LLC (“SHP”), a 75% subsidiary of RDI, refinanced its $20.0 million term loan with Valley National Bank with a new term loan of $25.0 million, an interest rate of 4.25%, and maturity date of April 1, 2022, with two six month options to extend. We executed the first extension option on March 3, 2022, and the second extension option on September 1, 2022, taking the maturity to April 1, 2023. The interest rate for this final extension period is 6.625% as provided for in the terms of the original agreement. We have no remaining extension options. On March 15, 2023, the loan was extended by 90 days, to July 3, 2023, on the same terms.

The related party aspect of this loan is discussed at Note 20 – Related Parties.

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

During the three years ended December 31, 2022, we paid $1.4 million in 2020, $1.1 million in 2021 and $1.4 million in 2022 in preferred dividends to unrelated investors that are included in interest expense. At December 31, 2022 and 2021, we had preferred dividends payable of $387,000 and $193,000, respectively. Interest payments for this loan are required every three months.

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

On November 2, 2021, NAB modified our Fixed Charge Cover Ratio and Leverage Ratio covenants, reducing the measurement requirements and in some instances removing the requirement to test. On December 15, 2022, we extended the term of this facility to June 30, 2024.

New Zealand Westpac Bank Corporate Credit Facility

Our Westpac Corporate Credit Facility for NZ$13.8 million matures on January 1, 2024. The facility currently carries an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively.

Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the fourth quarter of 2022. Our third quarter waiver also removes the requirement to test certain covenants up to and including the first quarter of 2023, with testing resuming for the second quarter of 2023. Certain covenant ratios were also adjusted.

Aggregate amount of future principal debt payments

As of December 31, 2022, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2023	$38,707
2024	140,899
2025	300
2026	314
2027	35,413
Thereafter	--
Total future principal debt payments	$215,633

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represent a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

NOTE 13 – PENSION AND OTHER LIABILITIES

Other liabilities including pension are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Current liabilities
Liability for demolition and remediation costs	$—	$2,783
Accrued pension(1)	684	684
Security deposit payable	68	69
Finance lease liabilities	28	40
Other	33	43
Other current liabilities	$813	$3,619
Other liabilities
Accrued pension(1)	3,138	3,605
Lease make-good provision	6,131	7,766
Deferred rent liability	2,484	3,930
Environmental reserve	1,656	1,656
Lease liability(2)	5,900	5,900
Acquired leases	11	21
Finance lease liabilities	—	28
Other	—	—
Other non-current liabilities	$19,320	$22,906

(1)Represents the pension liability associated with the Supplemental Executive Retirement Plan explained below.

(2)Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema. See Note 20 – Related Parties for more information.

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

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $3.8 million and $4.3 million as of December 31, 2022 and 2021, respectively. The benefits of our pension plans are fully vested and therefore no service costs were recognized 2022 and 2021. Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Benefit obligation at January 1	$4,289	$4,732
Service cost
Interest cost	216	240
Payments made	(683)	(683)
Benefit obligation at December 31	$3,822	$4,289
Unfunded status at December 31	$(3,822)	$(4,289)

Amounts recognized in the balance sheet consists of:

	December 31,
(Dollars in thousands)	2022	2021
Current liabilities	$684	$684
Other liabilities - Non current	3,138	3,605
Total pension liability	$3,822	$4,289

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Net periodic benefit cost
Interest cost	$216	$240
Amortization of prior service costs	—	—
Amortization of net actuarial gain	147	166
Net periodic benefit cost	$363	$406
Items recognized in other comprehensive income
Net loss	$—	$—
Amortization of net loss	(147)	(166)
Total recognized in other comprehensive income	$(147)	$(166)
Total recognized in net periodic benefit cost and other comprehensive income	$216	$240

Items not yet recognized as a component of net periodic pension cost consist of the following:

	December 31,
(Dollars in thousands)	2022	2021
Unamortized actuarial loss	$1,822	$1,969
Accumulated other comprehensive income	$1,822	$1,969

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2022:

(Dollars in thousands)	Estimated Future Pension Payments
2023	$684
2024	684
2025	684
2026	684
2027	684
Thereafter	402
Total pension payments	$3,822

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

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2022	As of and for the year ended December 31, 2021
Lease make-good provision, at January 1	$7,766	$7,408
Liabilities incurred during the year	—	288
Liabilities settled during the year	(67)	—
Liabilities remeasured during the year	(1,567)	—
Accretion expense	293	343
Effect of changes in foreign currency	(294)	(273)
Lease make-good provision, at December 31	$6,131	$7,766

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Cotter Jr. Derivative Litigation

During the period June 2015 through October 2020, the directors of the Company were subject to certain derivative claims brought by James J. Cotter, Jr. in the Nevada District Court in a case captioned James J. Cotter, Jr., individually and derivatively on behalf of Reading International, Inc. vs. Margaret Cotter, et al.” Case No: A-15-719860-V. The case was resolved by the Court in favor of the directors and the plaintiff’s claims were dismissed with prejudice. Costs in the amount of $809,000 were assessed against the plaintiff.

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

On July 13, 2021, following a mediation, the parties agreed to settle the claims set forth in the remaining lawsuits (specifically, the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint) for the Company’s payment of $4.0 million (the “Settlement Amount”).   The final settlement agreement has been executed and delivered by the parties, and initially approved by the Court (the “Settlement Agreement”). A hearing on final approval of the Settlement Agreement is scheduled for April 18, 2023. Under the terms of the Settlement Agreement, the Settlement Amount is to be paid in two installments, one-half within 30 days of final court approval and the balance nine-months thereafter. However, Plaintiffs’ counsel has approved a request by the Company to modify that payment schedule to provide for payments as follows: (i) $1,270,000 within 30 days of final court approval, (ii) $1,270,000 within nine months of final court approval, and (iii) $1,460,000 on December 2, 2024. This modification of the payment schedule is subject to Court approval.  We accrued the Settlement Amount in 2021 as a cinema segment administrative expense.

General Distributors Limited v. Reading Wellington Properties Arbitration

On June 18, 2021, General Distributors Limited (“GDL”), an owner and operator of supermarkets in New Zealand, filed an arbitration statement of claim (the “Statement of Claim”) in Auckland, New Zealand, against our wholly owned subsidiary, Reading Wellington Properties, Limited (“RWPL”), relating to the enforceability of an Agreement to Lease (the “ATL”) entered into between the parties in February 2013, contemplating the construction by RWPL and the lease by GDL of a supermarket in Wellington, New Zealand on property owned by RWPL. Effective August 26, 2022, this matter was resolved by the parties’ written settlement agreement to the effect that the ATL has terminated and is at an end and that any and all rights or claims arising under or in respect of the ATL have lapsed or are, by such settlement, waived and abandoned, including any and all right or claims against any of our Company’s properties in Wellington, New Zealand. No amounts in settlement were paid by either party, and each party bore its own legal costs and expenses. The costs of the arbitrator were shared equally by the parties. The matter is now at an end.

NOTE 15 – NON-CONTROLLING INTERESTS

As of December 31, 2022, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

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

The components of non-controlling interest are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Australian Country Cinemas, Pty Ltd	$26	$48
Shadow View Land and Farming, LLC	(3)	(4)
Sutton Hill Properties, LLC	400	942
Non-controlling interests in consolidated subsidiaries	$423	$986

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2022	2021	2020
Australian Country Cinemas, Pty Ltd	$70	$111	$(158)
Shadow View Land and Farming, LLC	(4)	3,163	(69)
Sutton Hill Properties, LLC	(542)	(381)	(430)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$(476)	$2,893	$(657)

Shadow View Land and Farming, LLC

On March 5, 2021, Shadow View Land and Farming, LLC, sold its only asset, being certain land holdings in Coachella, California, for $11.0 million and is currently in the process of winding up and liquidating. See Note 5 Real Estate Transactions.

NOTE 16 – SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLANS

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

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at December 31, 2020 was 1,250,000, of which 234,955 remain available for future issuance, and 200,000 shares of Class B stock. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase in the number of shares available for issuance under the 2020 Plan. At December 31, 2022, this potential increase in the number of shares eligible for issuance under the 2020 Plan was 506,748 of Class A Common Stock.

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

Stock Options

We estimated the grant-date fair value of our stock options using the Black-Scholes option-valuation model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options. We expensed the estimated grant-date fair values of options over the vesting period on a straight-line basis. Based on our historical experience, the “deemed exercise” of expiring in-the-money options and the relative market price to strike price of the options, we have not estimated any forfeitures of vested or unvested options.

No stock options were issued in the year ended December 31, 2022.

The weighted average assumptions used in the option-valuation model for the years 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Stock option exercise price	$—	$—	$4.66
Risk-free interest rate	0.00%	0.00%	0.25%
Expected dividend yield	—	—	—
Expected option life in years	—	—	3.75
Expected volatility	0.00%	0.00%	51.83%
Weighted average fair value	$—	$—	$1.80

We recorded stock-based compensation expense of $212,000, $402,000, and $460,000 for 2022, 2021, and 2020, respectively. At December 31, 2022, the total unrecognized estimated compensation cost related to non-vested stock options was $36,000 which is expected to be recognized over a weighted average vesting period of 1.00 years. No cash was received from option exercises in 2022, 2021 or 2020.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2022:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2020	711,377	—	$14.74	$—	2.79	$136,350
Granted	38,803	—	4.66	—
Exercised	—	—	—	—		—
Expired	(36,701)	—	14.74	—
Outstanding - December 31, 2020	713,479	—	$14.64	$—	2.18	$13,969
Granted	—	—	—	—
Exercised	(38,803)	—	4.66	—		63,831
Expired	(157,332)	—	11.87	—
Outstanding - December 31, 2021	517,344	—	$15.42	$—	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—		—
Expired	(189,846)	—	14.63	—
Outstanding - December 31, 2022	327,498	—	$15.87	$—	1.24	$—

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2022, 2021 and 2020:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2022	276,218	—	$15.81	$—	1.17	$—
December 31, 2021	384,189	—	15.38	—	1.42	—
December 31, 2020	418,435	—	13.87	—	1.64	—
Unvested
December 31, 2022	51,281	—	$16.15	$—	1.24	$—
December 31, 2021	133,155	—	15.65	—	2.29	—
December 31, 2020	295,044	—	15.77	—	2.47	13,969

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

We estimate the grant-date fair values of our RSUs using the Company’s stock price at grant-date and record such fair values as compensation expense over the vesting period on a straight-line basis. Prior to November 7, 2018, RSU awards to non-employee directors vested 100% in January of the following year in which such RSUs were granted.  At the November 7, 2018 Board meeting, it was determined that it would be more appropriate for the vesting of RSUs to align with the director’s term of office. Accordingly, the RSUs granted on November 7, 2018, vested on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one year anniversary of the grant date, or (ii) the date on which the recipient’s term as a director ended and the recipient or, as the case may be, the recipient’s successor was elected to the board of directors. Accordingly, the RSUs granted to directors on November 7, 2018, vested on May 7, 2019, annual meeting of stockholders. Due to the fact that our Company held our annual meeting of stockholders in May 2019, the vesting period for the RSUs issued on November 7, 2018 was shorter than anticipated. In order to adjust for this factor, the award of RSUs to directors made immediately following the 2019 Annual Meeting of Stockholders was determined using a value of $35,000 or one half of the dollar amount of the prior year’s annual grant. The RSUs issued to non-employee directors on May 7, 2019, vested on May 6, 2020. The RSUs issued to non-employee directors on August 11, 2021 vested on December 8, 2021. The RSUs issued to non-employee directors on December 8, 2021, vested on December 8, 2022. The RSUs issued to non-employee directors on December 8, 2022, will vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the Grant Date or (ii) the date on which the Recipient has served such Recipient’s full term as a Director (December 8, 2023).

During the years ended December 31, 2022 and December 31, 2021, we recognized compensation expense related to RSUs of $1.7 million and $1.8 million respectively. The total unrecognized compensation expense related to these unvested RSUs was $3.2 million as of December 31, 2022.

Below is a table that shows the restricted stock units that have been issued and vested during the years ending December 31, 2022 along with the dollar value of these awards:

	Number of RSUs				$ value of RSUs
	Granted	Vesting	Forfeited	Unvested	Granted	Vesting	Forfeited	Unvested
2016	68,153	67,372	781	—	815,160	805,759	9,400	—
2017	70,538	70,006	532	—	$1,124,348	1,115,852	8,496	—
2018	97,600	94,426	3,174	—	1,581,512	1,529,648	51,864	—
2019	59,258	45,008	3,104	11,146	944,070	714,328	50,005	179,737
2020	401,966	210,455	1,994	189,517	2,281,899	1,112,767	10,235	1,158,896
2021	361,593	126,814	1,497	233,282	2,185,222	676,889	9,326	1,499,007
2022	502,582	—	1,203	501,379	1,998,505	—	5,017	1,993,489
Total	1,561,690	614,081	12,285	935,324	$10,930,716	$5,955,243	$144,343	$4,831,129

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

Under the stock repurchase program, as of December 31, 2022, our Company had reacquired a total of 1,792,819 shares of Class A Non-Voting Common Stock for $24.0 million at an average price of $13.39 per share (excluding transaction costs). 75,157 shares of Class A Non-Voting Common Stock were purchased during the quarter ended March 31, 2020 at an average price of $8.92 per share. No shares have been repurchased since. The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30. This leaves $26.0 million available under the March 2, 2017 program, as extended, to March 10, 2024.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items(1)	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs(2)	Hedge Accounting Reserve(3)	Total
Balance at January 1, 2022	$6,842	$(14)	$(1,969)	$23	$4,882

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	1,520	1,520
Amounts reclassified from accumulated other comprehensive income	—	—	—	(963)	(963)
Net change related to derivatives	—	—	—	557	557

Net current-period other comprehensive income	(7,539)	(4)	147	557	(6,839)
Balance at December 31, 2022	$(697)	$(18)	$(1,822)	$580	$(1,957)

(1)Net of income tax expense of $59,000.

(2)Net of income tax expense of $60,000.

(3)Net of income tax expense of $290,000.

NOTE 18 – FAIR VALUE MEASUREMENTS

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

•Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of December 31, 2022 and 2021, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Also, our Level 1 financial instruments include cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying values of these financial instruments approximate the fair values due to their short maturities. There have been no changes in the methodologies used at December 31, 2022 and 2021. Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the three years ended December 31, 2022.

Recurring Fair Value Measurements

As of December 31, 2022 and 2021, we had derivative financial assets carried and measured at fair value on a recurring basis of $907,000 and $208,000, respectively. As of December 31, 2022 we had no financial liabilities in a liability position. As of December 31, 2021, we had derivative financial liabilities carried and measured at fair value on a recurring basis of $181,000.

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$187,720	$—	$—	$172,230	$172,230
Subordinated debt	Subordinated debt - current and long-term portion	27,913	—	—	25,025	25,025
Total		$215,633	$—	$—	$197,255	$197,255

		Carrying	Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$209,035	$—	$—	$207,817	$207,817
Subordinated debt	Subordinated debt	27,913	—	—	20,494	20,494
Total		$236,948	$—	$—	$228,311	$228,311

(1)These balances are presented gross of deferred financing costs.

NOTE 19 – HEDGE ACCOUNTING

As of December 31, 2022 and 2021, the Company held interest rate derivatives in the total notional amount $51.0 million.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	December 31,
	2022		2021
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$907	Derivative financial instruments - current portion	$96
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	112
Total derivatives designated as hedging instruments		$907		$208
Total derivatives		$907		$208

	Liability Derivatives
	December 31,
	2022		2021
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$181
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$—		$181
Total derivatives		$—		$181

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In 2022 and 2021, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2022	2021
Interest rate contracts	Interest expense, net	$(672)	$253
Total		$(672)	$253

	Loss Recognized in OCI on Derivatives (Effective Portion)		Loss Reclassified from OCI into Income (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	Amount		Line Item	Amount		Line Item	Amount
	2022	2021		2022	2021		2022	2021
Interest rate contracts	$(1,520)	$(153)	Interest expense, net	$672	$(253)	Interest expense, net	$—	$—
Total	$(1,520)	$(153)		$672	$(253)		$—	$—

In 2023, the Company expects to release $822,000 to earnings.

NOTE 20 – RELATED PARTIES

The following table identifies our related parties as of December 31, 2022, in accordance with ASC 850, Related Party Transactions:

Categories	Related Parties	Discussion Notes
• Principal Owners and immediate families	• Cotter Family’s Estate and Living Trust (controlling family) • Mark Cuban (above 10% voting ownership)	The Cotter Family was involved in certain litigation matters. Refer to Note 14 – Commitments and Contingencies for further details.
• Key Executive Officers and immediate families	• Ellen M. Cotter • Margaret Cotter • Gilbert Avanes • Andrzej J. Matyczynski • S Craig Tompkins • Robert F. Smerling • Mark Douglas

•President and Chief Executive Officer

•EVP Real Estate Development and Management (NY)

•EVP Chief Financial Officer and Treasurer

•EVP Global Operations

•EVP General Counsel

•President – U.S. Cinemas

•Managing Director, Australia and New Zealand

• Investments in Joint Ventures accounted for under equity method	• Rialto Cinemas • Mt. Gravatt	Refer to Note 8 – Investment in Joint Ventures
• Other Affiliates	• Entities under common control • All subsidiaries of RDI

Refer to Exhibit 21 of this 2022 Form 10-K filing for the complete list of subsidiaries. Refer below for further discussions on certain key transactions with related parties, including those with minority interests.

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

Village East

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema by 10 years, with a new termination date of June 30, 2020. This amendment was reviewed and approved by our Audit and Conflicts Committee. The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”). The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term. Additionally, the lease has a put option pursuant to which SHC may require our Company to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019. Because our late Chairman, Chief Executive Officer, and controlling stockholder, Mr. James J. Cotter, Sr. was also the managing member of SHC, RDI and SHC are considered entities under common control. As a result, we have recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding lease liability of $0.0 million presented under other liabilities which accreted up to the $5.9 million liability through July 1, 2013.

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest. It was initially agreed that the transaction would close on or about May 31, 2021.On March 12, 2020, we amended the original agreement to (i) extend the term of the Citadel Cinemas, Inc. lease with Sutton Hill to January 31, 2022 and extend the put option to December 4, 2021 and (ii) at SHC’s request, in connection with our deferral of the closing date for our acquisition of SHC’s interest in the Village East Cinema, the Company reinstated and extended until December 4, 2021 SHC’s right to put that interest to us. That put right had previously expired on December 4, 2019. We were advised by SHC that it wanted this reinstatement and extension in order to assure itself that, in the event of the non-performance by us of our current contractual obligation to close our purchase of the interest in the ground lease on or about the extended date of May 31, 2021, that it could (as, in effect, an additional remedy) exercise this reinstated and extended put right. We believe that the reinstatement and extension of this put right is immaterial to our Company, since we have in fact already exercised our option, are in fact under contract with SHC to acquire SHC’s interest in the Village East Cinema and have every intention of completing that acquisition. On March 29, 2021, we extended this closing date to January 1, 2023. The put right was not renewed. On November 4, 2022, we further extended this closing date to July 1, 2024.

In each of the years 2020 to 2022 we were charged rent of $590,000 for this cinema. In 2020 we deferred $442,000 of this cost, repaying it in full in 2021 along with our 2021 obligation. We paid our 2022 in full in the period that it fell.

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

On August 31, 2016, we refinanced the debt of Cinemas 1,2,3, pursuant to a $20.0 million loan from Valley National Bank. Refer to Note 12 – Borrowings for further details on this loan transaction and its maturity. The proceeds from the loan were used to retire an existing $15.0 million first mortgage loan and the above-referenced $2.9 million intercompany loan, with the remainder to be used for working capital and to cover cash flow shortfalls. Since the cash flow from the Cinemas 1,2,3 is not sufficient to service this loan, it is anticipated that the members of SHP (our Company and SHC) will ultimately need to make periodic contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP. In 2016, our Company and SHC funded capital calls of $506,000 and $169,000, respectively. No capital contributions were called or made in 2020, 2021 or 2022.

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

Live Theatre Play Investment

From time to time, our Officers and Directors may invest in plays that lease our live theatres. The play STOMP played in our Orpheum Theatre since prior to the time we acquired the theatre in 2001, until its final show on January 8, 2023. The Cotter Estate and a third party own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theatre.

Shadow View Land and Farming LLC

During 2012, Mr. James J. Cotter, Sr., our then Chairman, Chief Executive Officer and controlling stockholder, contributed $2.5 million cash and $255,000 of his 2011 bonus as his 50% share of the purchase price of a land parcel in Coachella, California and to cover his 50% share of certain costs associated with that acquisition. The property was held in Shadow View Land and Farming, LLC, in which the Cotter Estate owns a 50% interest and was held debt free and operating and holding costs were covered by member contributions. The Audit and Conflicts Committee of the Board of Directors was charged with responsibility for oversight of our management of Shadow View. As discussed at Note 5 – Real Estate Transactions, the land held by Shadow View Land and Farming LLC was sold on March 5, 2021.

NOTE 21 – SUBSEQUENT EVENTS

On March 15, 2023, the loan was extended by 90 days, to July 3, 2023, on the same terms. See Note 12 - Borrowings.

On March 30, 2023, we modified our Bank of America facility, extending its maturity date to September 4, 2024, and adding certain repayment and payment in kind interest provisions. See Note 12 - Borrowings.

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Increase	Decrease	Balance at December 31
Allowance for doubtful accounts
2022	$1,169	$107	234	$1,042
2021	$1,382	$50	263	$1,169
2020	$1,519	$386	523	$1,382
Tax valuation allowance
2022	$40,894	$9,884	—	$50,778
2021	$47,056	$—	6,162	$40,894
2020	$33,946	$13,110	—	$47,056

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

PART III

Item 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which the company intends to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(101) The following documents are filed as a part of this report:

101. Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

2.  Financial Statements and Schedules for the years ended December 31, 2022, 2021, and 2020

Description	Page
Schedule II – Valuation and Qualifying Accounts	103

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

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.33	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.

10.34	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated August 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.in by reference.
10.35	Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement, dated November 29, 2022, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on December 16, 2022, and incorporated herein by reference.
10.36	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.37	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.38	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.39	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.40	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.41	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.42	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.43	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.44

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.45*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.46	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21+	List of Subsidiaries,	N/A
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	N/A
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
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

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 31, 2023	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in capacities and on dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Vice Chair of Board and Director	March 31, 2023
Ellen M. Cotter	(Principal Executive Officer)

/s/ Gilbert Avanes	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2023
Gilbert Avanes	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 31, 2023
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	Executive Vice President Real Estate and Chair of the Board and Director	March 31, 2023
Margaret Cotter

/s/ Guy W. Adams	Director	March 31, 2023
Guy W. Adams

/s/ Douglas J. McEachern	Director	March 31, 2023
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 31, 2023
Dr. Judy Codding