Form 10-K/A
period 2022-12-31
READING INTERNATIONAL INC
filed 2023-05-01
CIK 716634

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

Large accelerated filer◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ◻ No ☒

As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $69,983,442.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 30, 2023, there were 20,534,457 shares of Class A non-voting common stock, par value $0.01 per share, and 1,680,590 shares of Class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

None.

Company’s Registered Independent Public Accounting Firm

Auditor Name	Auditor Location	Auditor Firm ID
Grant Thornton LLP	Los Angeles, CA	248

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2023 (the "2022 Form 10-K"). We are filing this Form 10-K/A to amend the cover page of the 2022 Form 10-K and to include the information required by Items 10 through 14 of Part III that were not included in the 2022 Form 10-K, as we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year ended December 31, 2022, the end of the fiscal year covered by our 2022 Form 10-K.

Our board of directors has not yet set a date for the Company's 2023 Annual Meeting of Stockholders (the "Annual Meeting").

This Form 10-K/A amends the cover page of the 2022 Form 10-K to (i) check the box that the Company is a smaller reporting company, and (ii) to correct the aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022.

This Form 10-K/A also amends and restates in their entirety Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of the 2022 Form 10-K. Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2022 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2022 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2022 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2022 Form 10-K and our other filings with the SEC.

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

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have five (5) Directors. The names of our Directors, together with certain information regarding them, including stock ownership holdings current as of April 30, 2023, are as follows:

Name	Age	Position
Margaret Cotter	55	Chair of the Board and Executive Vice President, Real Estate Management and Development (1)
Ellen M. Cotter	57	Vice-Chair, Chief Executive Officer and President(1)
Guy W. Adams	72	Director (2)(3)(5)(6)
Dr. Judy Codding	78	Director(1)(2)(8)
Douglas J. McEachern	71	Director(3)(4)(7)

(1)Member of the Executive Committee.

(2)Member of the Audit and Conflicts Committee.

(3)Member of the Compensation and Stock Options Committee.

(4)Lead Independent Director.

(5)Lead Technology and Cyber Risk Director.

(6)Chair of the Executive Committee.

(7)Chair of the Audit and Conflicts Committee.

(8)Chair of Compensation and Stock Options Committee.

We currently have an Audit and Conflicts Committee (the "Audit Committee") and a Compensation and Stock Options Committee (the "Compensation Committee"), each composed entirely of Independent Directors. Douglas J. McEachern is our Lead Independent Director. Historically, our Lead Independent Director chairs meetings of the Independent Directors (typically held as a separate part of many of our board meetings) and acts as liaison between our Chair and our Independent Directors. We also currently have a four-member Executive Committee composed of our Chair, Vice-Chair, our Lead Technology and Cyber Risk Director (Guy W. Adams), and Director Dr. Judy Codding. As a consequence of this structure, the concurrence of at least one non-management member of the Executive Committee is required in order for the Executive Committee to take action. We also currently have a two-member Special Independent Committee.

Margaret Cotter. Chair Margaret Cotter joined our Board on September 27, 2002, and currently serves as a member of our Executive Committee. She was elected Chair of our Board on December 8, 2020. Prior to this, Chair Cotter served as the Vice-Chair of our Board from August 7, 2014 to December 7, 2020. On March 10, 2016, our Board appointed Chair Cotter as Executive Vice President-Real Estate Management and Development, at which time Chair Cotter became a full-time employee of our Company. Prior to 2016, Chair Cotter was the owner and President of OBI, LLC ("OBI"), which, from 2002 until her appointment as Executive Vice President – Real Estate Management and Development- NYC, managed our live theatre operations under a management agreement, served as President of Liberty Theaters, LLC and provided management and various services regarding the development of our New York theatre and cinema properties. The OBI management agreement was terminated with the appointment of Chair Cotter as Executive Vice President- Real Estate Management and Development-NYC. Chair Cotter remains as the President of our Live Theaters segment. In these positions, Chair Cotter is responsible for the daily management of our live theatre properties and operations, including the oversight of the day-to-day development process of our 44 Union Square property and oversight of our other New York and Pennsylvania real estate holdings. Chair Cotter is also a theatrical producer who has produced shows in Chicago and New York and during the period 2004 to 2017, served as a board member of the League of Off-Broadway Theaters and Producers.

Chair Cotter is a former Assistant District Attorney for King's County in Brooklyn, New York, who graduated from Georgetown University and Georgetown University Law Center. She is the sister of Vice-Chair Ellen M. Cotter. Chair Cotter is a Co-Executor of her father's estate, which is the record owner of 326,800 shares of Class A Stock and 100,000 shares of our Class B Stock (representing 6% of such outstanding Class B Stock). Chair Cotter is also a Co-Trustee of the James J. Cotter Living Trust (“Cotter Trust”), which is the record owner of 1,163,649 shares of Class A Stock, the
Co-Trustee of the James J. Cotter Foundation (“Cotter Foundation”), which is the record owner of 102,751 shares of Class A Stock, and the Sole Trustee of the James J. Cotter Education Trust #1, which is the record holder of 84,956 shares of Class A Stock and of which her children are the sole beneficiaries. Chair Cotter also holds various positions in her family's agricultural enterprises. She is a director of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer and marketer). In her capacity as the Co-Executor of the Estate of James J. Cotter (“Cotter Estate”), Chair Cotter (together with her sister and Co-Executor, Ellen M. Cotter) holds various positions in various real estate entities that are part of her father’s estate, which include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C. The Cotter Estate’s assets also include a 50% non-managing member interest in Shadow View Land and Farming, LLC, in which our Company is the 50% managing member. That limited liability company is in its final stages of being wound up, having sold its only asset in 2021: certain land in Coachella, California.

Chair Cotter brings to the Board her experience as a live theatre producer, theater operator and an active member of the New York theatre community, given her insights into live theatre business trends that affect our business in this sector and in New York real estate matters. Her oversight of our theater properties for over twenty-three (23) years supports Chair Cotter’s ability to contribute to the strategic direction of our developments. In addition, with her direct ownership of 792,781 shares of Class A Stock and 35,100 shares of Class B Stock and her positions as Co-Executor of her father's estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, and the Sole-Trustee of the James J. Cotter Education Trust #1, Chair Cotter is a significant stakeholder in our Company and, and, subject to the terms and conditions of a Settlement Agreement dated as of July 1, 2022 among Margaret Cotter and Ellen Cotter (each in their personal capacities and as Co-Trustees of the Cotter Trust and Co-Executors of the Cotter Estate) and other parties (the “Settlement Agreement”), exercises total voting control over our Company.

Ellen M. Cotter. Vice-Chair Ellen M. Cotter joined our Board on March 13, 2013, and currently serves as a member of our Executive Committee. Vice-Chair Cotter served as Chair of our Board from August 7, 2014 until December 7, 2020. She served as our interim Chief Executive Officer and President from June 12, 2015 until January 8, 2016, when she was appointed our permanent Chief Executive Officer and President. She joined our Company in March 1998. Vice-Chair Cotter is the sister of Chair Margaret Cotter.

Vice-Chair Cotter is also a director of Cecelia Packing Corporation. In her capacity as the Co-Executor of the Cotter Estate, Vice-Chair Cotter (together with her sister and Co-Executor, Margaret Cotter) holds various positions in various real estate entities that are part of her father’s estate, which include, without limitation, acting as the 50% general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C. The Cotter Estate’s assets also include a 50% non-managing member interest in Shadow View Land and Farming, LLC, in which our Company is the 50% managing member. That limited liability company is in its final stages of being wound up, having sold its only asset in 2021: certain land in Coachella, California.

Vice-Chair Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown University Law Center. Prior to joining our Company, Vice-Chair Cotter spent four years in private practice as a corporate attorney with the law firm White & Case in New York City. Prior to being appointed as our Chief Executive Officer and President, Vice-Chair Cotter served for more than ten years as the Chief Operating Officer ("COO") of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States. Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia and New Zealand, working to develop our cinema and real estate assets in those countries. In recognition of her contributions to the independent film industry, Vice-Chair Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards. She was also inducted into the Show East Hall of Fame that same year. In recognition of her contributions to the movie cinema exhibition industry, Vice-Chair Cotter is being honored at the 2023 The Motion Picture Club Charity Event this June in New York City.

Vice-Chair Cotter is the Co-Executor of the Cotter Estate, which is the record owner of 326,800 shares of Class A Stock and 100,000 shares of Class B Stock (representing 6% of such outstanding Class B Stock). Vice-Chair Cotter is a

Co-Trustee of the Cotter Foundation, which is the record holder of 102,751 shares of Class A Stock and Co-Trustee of the Cotter Trust, which is the record owner of 1,163,649 shares of Class A Stock.

Vice-Chair Cotter is well recognized in, and a valuable liaison to, the entire film industry. Vice-Chair Cotter brings to our Board more than twenty-five (25) years of experience working in our Company's cinema operations, both in the United States and Australia. She has also served as the Chief Executive Officer of the subsidiary that operates substantially all of our cinemas in Hawaii and California. In addition, with her direct ownership of 869,556 shares of Class A Stock and 50,000 shares of Class B Stock and her positions as Co-Executor of the Cotter Estate and Co-Trustee of the Cotter Trust and the Cotter Foundation, Vice-Chair Cotter is a significant stakeholder in our Company.

Guy W. Adams. Director Guy W. Adams joined our Board on January 14, 2014, and currently serves as, (i) the Chair of our Executive Committee, (ii) a member of our Audit Committee, (iii) a member of our Compensation Committee and, (iv) as our Lead Technology and Cyber Risk Director. He is currently the Chairman of Avem Health Partners, Inc., a hospital management company. For more than the past seventeen (17) years, he has been a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC, a fund investing in various publicly traded securities. Over the past twenty-two (22) years, Director Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor. At these companies, he has held a variety of board positions, including lead director, audit committee chair and compensation committee chair. He has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program. Director Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.

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

Dr. Judy Codding. Dr. Judy Codding joined our Board on October 5, 2015, and currently serves as, (i) the Chair of our Compensation Committee, (ii) a member of our Audit Committee, (iii) a member of our Executive Committee and, (iv) a member of our Special Independent Committee. Director Codding is a globally respected education leader. From October 2010 until October 2015, she served as the Managing Director of "The System of Courses," a division of Pearson, PLC (NYSE: PSO), one of the largest education companies in the world that provides educational products and services to institutions, governments and individual learners. Prior to that time, Director Codding served as the Chief Executive Officer and President of America's Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010. America's Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability. Director Codding received a Doctorate in Education from the University of Massachusetts at Amherst, completed postdoctoral work and served as a teaching associate in Education at Harvard University, where she taught graduate-level courses focused on moral leadership. Director Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (since 2011) and the Board of Trustees of Educational Development Center, Inc. (since 2012). Through family entities, Director Codding has been and continues to be involved in the real estate business in Florida and the exploration of mineral, oil and gas rights in Maryland and Kentucky.

Director Codding brings to our Board her experience as an entrepreneur, a chief executive officer, an author, advisor and researcher in the areas of leadership training and decision-making, as well as her experience in the real estate business.

Douglas J. McEachern. Director Douglas J. McEachern joined our Board on May 17, 2012, and currently serves as, (i) the Chair of our Audit Committee, a position he has held since August 1, 2012, (ii) a member of our Compensation Committee, (iii) a member of our Special Independent Committee and, (iv) as our Lead Independent Director. He served as a member of the board and the audit and compensation committees for Willdan Group, a Nasdaq-listed engineering company, from 2009 until June 2022. From June 2011 until October 2015, Director McEachern was a director of Community Bank in Pasadena, California, and a member of its audit committee. Mr. McEachern served as the Chair of the board of Community Bank from October 2013 until October 2015 and was a member of the finance committee of the Methodist Hospital of Arcadia. From September 2009 to December 2015, Director McEachern served as an instructor of auditing and accountancy at Claremont McKenna College. Mr. McEachern was an audit partner from July 1985 to May 2009 with the audit firm of Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate. Director McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC from June 1983 to July 1985. From June 1976 to June 1983, Mr. McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP). Director McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California.

Director McEachern brings to our Board his more than forty-five (45) years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company. Director McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Meeting Attendance

Our Board of Directors held ten (10) meetings in 2022. The Audit Committee held four (4) meetings, the Compensation Committee held nine (9) meetings and the Executive Committee did not hold any meetings in 2022. Each Director attended at least 75% of these Board meetings and at least 75% of the above-referenced committee meetings on which he or she served. We encourage, but do not require, our Board members to attend our Annual Meeting. All of our incumbent Directors attended the 2022 Annual Meeting.

Executive Officers

The following table sets forth information regarding our current executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under "Directors."

Name	Age	Title
Gilbert Avanes	49	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	88	President, US Cinemas
S. Craig Tompkins	72	Executive Vice President, General Counsel
Andrzej Matyczynski	70	Executive Vice President, Global Operations
John Goeddel	60	Executive Vice President, Chief Information Officer
Terri Moore	72	Executive Vice President, US Cinemas Operations
Steve Lucas	52	Vice President, Chief Accounting Officer and Controller
Mark Douglas	53	Managing Director, Australia and New Zealand

Gilbert Avanes. Mr. Avanes serves as the Executive Vice President, Chief Financial Officer and Treasurer; he was appointed to this position on November 5, 2019. Mr. Avanes has been an employee of and consultant to our Company since August 2007, most recently serving as Interim Chief Financial Officer and Treasurer of our Company, from January 24, 2019 through November 4, 2019. Prior thereto, Mr. Avanes served as our Vice President of Financial Planning and Analysis (January 2016 to January 2019), Senior Director of Financial Planning and Analysis (January 2012 to December 2015), and as a consultant and then Senior Finance Manager (August 2007 to December 2011). Prior to joining Reading, Mr. Avanes served in various finance and accounting roles over the course of a decade at Toronto-Dominion Bank Financial Group located in Toronto, Canada. Mr. Avanes is a Certified Public Accountant (U.S.) and Chartered Professional Accountant (CPA, CGA) (Canada) and has a Master of Business Administration from Laurentian University and a Bachelor of Commerce (Major in Accounting and Minor in Finance) from Toronto Metropolitan University.

Robert F. Smerling. Mr. Smerling has served as President of our US cinema operations since 1994. He has been involved in the acquisition and/or development of all of our existing domestic cinemas. Prior to joining our Company, Mr. Smerling was the President of Loews Theatres, at that time a wholly owned subsidiary of Sony. While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas. Among Mr. Smerling's accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top five grossing cinemas in the United States. Prior to Mr. Smerling's employment at Loews, he was Vice Chair of USA Cinemas in Boston, and President of Cinemanational Theatres. Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theatre Owners, the principal trade group representing the cinema exhibition industry. In recognition of his contributions to the movie cinema exhibition industry, Mr. Smerling is being honored at the 2023 The Motion Picture Club Charity Event this June in New York City.

S. Craig Tompkins. Mr. Tompkins has worked in various capacities for our Company and its predecessors for more than the past thirty (30) years. He has served as Vice Chair of our Company and as the President of two of its predecessors public companies, as a consultant and outside counsel and, since 2017, as Executive Vice President and General Counsel.

Prior to his employment at our Company, Mr. Tompkins was a partner at Gibson, Dunn & Crutcher. Between 2007 and December 2022, Mr. Tompkins was a principal equity holder in and the Chair of Marshall & Stevens, Incorporated, a privately held valuation and consulting firm specializing in the valuation of real estate, business enterprises and alternative energy assets. In December 2022, Mr. Tompkins sold his interest in Marshall & Stevens and retired from its Board of Directors. Mr. Tompkins is currently providing, on a transitional basis, limited consulting services to Marshall & Stevens.

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

Andrzej J. Matyczynski. Mr. Matyczynski serves as our Executive Vice President, Global Operations, he was appointed to this position on March 10, 2016. From May 11, 2015 until March 10, 2016, Mr. Matyczynski acted as the Strategic Corporate Advisor to our Company, and served as our Chief Financial Officer and Treasurer from November 1999 until May 11, 2015 and as Corporate Secretary from May 10, 2011 to October 20, 2014. Prior to joining our Company, he spent 20 years in various senior roles throughout the world at Beckman Coulter Inc., a U.S. based multi-national corporation. Mr. Matyczynski holds a Master's Degree in Business Administration from the University of Southern California.

Steven J. Lucas. Mr. Lucas serves as our Vice President, Controller and Chief Accounting Officer; he was appointed to this position in 2015. From 2011 to 2015, Mr. Lucas worked in our accounting group holding the role of Asia Pacific Controller. Prior to joining our Company, Mr. Lucas worked for Arthur Andersen and Ernst & Young for more than sixteen (16) years. He is a Chartered Accountant, and has been a member of Chartered Accountants Australia and New

Zealand for over twenty-two (22) years. He holds a Bachelor’s Degree in English Literature and History from Victoria University of Wellington, and a Post Graduate Diploma in Accounting from the Graduate School of Business and Government Administration of Victoria University of Wellington.

Mark D. Douglas. Mr. Douglas serves as our Managing Director, Australia and New Zealand, overseeing our international cinema and real estate operations. Mr. Douglas first joined our Company in 1999, and was appointed as Managing Director, Reading Cinemas Australia and New Zealand on July 1, 2018. From 2005 to 2018, Mr. Douglas worked in our Real Estate division, holding numerous roles including Director Property Development, Development Manager and General Manager Property. Prior thereto, Mr. Douglas worked in our finance team, moving into the role of National Operations Manager for our cinema division in 2001. Prior to joining our Company, Mr. Douglas worked for Myer Stores, a retail department store chain, in various business management and administration roles. Mr. Douglas earned a Master's Degree in Business Administration from Deakin University, Geelong Victoria and is a registered Certified Practicing Accountant with CPA Australia.

John Goeddel. Mr. Goeddel serves as the Executive Vice President, Chief Information Officer; he was appointed to this position on December 8, 2021. Mr. Goeddel has been an employee of our Company since December 2003, most recently serving as Vice President, Chief Information Officer. Prior thereto, Mr. Goeddel served as our Chief Information Officer (2016), Director of Information Technology (December 2003 to 2016). Mr. Goeddel brings over 40 years of information technology and motion picture cinema operations experience. Prior to joining Reading, Mr. Goeddel served in various information technology and cinema operation roles over the course of 25 years at Decurion located in Beverly Hills, CA. Mr. Goeddel has a Bachelors in Business Administration with an IT concentration from Colorado Technical University.

Terri Moore. Ms. Moore serves as the Executive Vice President, US Cinema Operations; she was appointed to this position on December 8, 2021. Ms. Moore joined our Company in 2001 in New York as Director of Theatre Operations, and in 2008 moved to Los Angeles to become Vice President-US Cinema Operations. Ms. Moore started her career in the motion picture theatre business as an hourly concessions employee in 1968. A year later she joined Pacific Theatres where she held many different executive positions, including general manager, district manager, HR training & development and Special Project Manager for their theatre operations in Warsaw, Poland. Terri lived in Poland for three years and was responsible for the opening of one of Poland’s first modernized cinema circuits.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all of our executive officers and Directors, and greater than 10% beneficial owners, complied with the reporting requirements of Section 16(a) during 2022, except as follows:

Name of Reporting Person	Number of Late Reports	Number of Transactions
Margaret Cotter	1	1
Ellen M. Cotter	1	1

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

Audit and Conflicts Committee

The Audit Committee operates pursuant to a Charter adopted by our Board that is available on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx. The Audit Committee reviews, considers, negotiates and approves or disapproves related party transactions (see the discussion in the section entitled "Certain Relationships and Related Party Transactions" below). In addition, the Audit Committee is responsible for, among other things: (i) reviewing and discussing with management our Company's financial statements, earnings press releases and all internal controls reports, (ii) appointing, compensating and overseeing the work performed by our Company's independent auditors, and (iii) reviewing with the independent auditors the findings of their audits.

Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act), and that Mr. Douglas McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert. Our Audit Committee is currently composed of Directors Douglas McEachern, who serves as Chair, Guy W. Adams and Dr. Judy Codding. The Audit Committee held four (4) meetings during 2022. All members attended at least 75% of such meetings.

Compensation and Stock Options Committee

The Compensation Committee operates pursuant to a Charter adopted by our Board that is available on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx. As a “controlled company”, we are exempt from the Nasdaq Listing Rules requiring the determination of executive compensation solely by independent directors. Notwithstanding such exemption, our Board has established a standing Compensation Committee consisting of three (3) of our Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10C-1(b)(1) of the Exchange Act), and is currently composed of Directors Dr. Judy Codding, who serves as Chair, Guy W. Adams and Mr. Douglas McEachern. For more information on our Compensation Committee, see Item 11 – Executive Compensation – Compensation Overview below. Our Compensation Committee held nine (9) meetings during 2022. All members attended at least 75% of such meetings.

Item 11 – Executive Compensation

Compensation Overview

Role and Authority of the Compensation Committee

Background

As a “controlled company,” we are exempt from the requirement under the Nasdaq Listing Rules requiring the determination of executive compensation solely by independent directors. Notwithstanding such exemption, we have established a standing Compensation Committee consisting of three (3) of our Independent Directors. Our Compensation Committee Charter requires our Compensation Committee members to meet the independence rules and regulations of the SEC and the Nasdaq Stock Market (“Nasdaq”).

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

•to review the disclosures made in the Compensation Overview and advise our Board whether, the Compensation Overview is satisfactory for inclusion in our annual report on Form 10-K and proxy statement;

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

___________________________

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

Compensation Setting Process

In the first quarter of 2022, our Compensation Committee set executive compensation for our NEOs for calendar year 2022. In so doing, our Compensation Committee relied on historical data on compensation, including reference to peer data on compensation provided by compensation consultants and input from our Chief Executive Officer

At the request of our Chief Executive Officer, our Compensation Committee maintained a conservative stance on executive compensation driven by our goal to manage liquidity requirements for our Company. Our Compensation Committee (i) set 2022 annual base salaries at the same levels as paid in 2021, (ii) authorized initial eligibility for potential short-term incentive awards in the form of annual cash bonuses with metrics based on corporate and individual performance, but ultimately decided not to pay any of the STI bonuses to executive officers due to the overarching consideration of Company liquidity, and (iii) made long-term incentive awards in the form of time vested restricted stock units (“RSUs”) and performance based restricted stock units (“PRSUs”) that are used as a retention tool and as a means to further align an executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value.

Instead of issuing cash bonuses to executives who achieved certain individual goals set for 2022, in April 2023, the Compensation Committee authorized grants of one year time vested RSUs to such executive officers for Class A Stock. The RSU amounts were calculated based on the amount of the cash bonuses that such executive officers would have received if our Company had paid STI cash bonuses, divided by the average of the high and the low trading prices of such shares on the day of grant.

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

Clawback Policy

Any STI cash payment made to our NEOs is subject to forfeiture, recovery by our Company or other action pursuant to any agreement evidencing an incentive or any clawback or recoupment policy which our Company may adopt from time to time, including, without limitation, any such policy which our Company may be required to adopt under the listing rules of The Nasdaq Capital Market, the Dodd-Frank Wall Street Reform and Consumer Protection Act or any successor or replacement law, and implementing rules and regulations thereunder, or as otherwise required by law.

Under our 2020 Stock Plan, all LTIs or shares issued in respect thereof and cash or other proceeds in respect thereof issued to our NEOs are subject to reduction, cancelation, forfeiture and recoupment to the extent necessary to comply with applicable law or the listing rules of Nasdaq or other principal stock exchange on which our Common Stock is then listed. In accepting an award under the 2020 Stock Plan, a participant agrees to be bound by any such clawback.

On February 22, 2023, the Nasdaq Stock Market filed rule proposals to adopt new listing standards implementing Rule 10D-1 under the Securities Exchange Act of 1934. That rule, which the Securities and Exchange Commission (the “SEC”) adopted in October 2022, requires national securities exchanges to implement standards to require listed companies to adopt and publicly file so-called “clawback” policies to recover erroneously awarded incentive-based compensation following accounting restatements. We will be obligated to adopt clawback policies that comply with the new standards within 60 days of the effective date of the applicable listing standards.

Anti-Put/Call/Short Sale Policy

Our NEOs may not trade in puts or calls or engage in short sales with respect to our Company’s securities.

Anti-Hedging Policy

Our NEOs may not engage in certain hedging transactions with respect to our Company’s securities, such as zero-cost collars, equity swaps, prepaid variable forward contracts and exchange funds.

Executive Compensation

This section discusses the material components of the compensation program for our NEOs named in the Summary Compensation Table below.

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended December 31, 2022, to (i) Vice-Chair Ellen Cotter, who has served as our principal executive officer, and (ii) the other two most highly compensated persons who served as executive officers in 2022.

The following executives are herein referred to as our “NEOs.”

	Year	Salary ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Termination Benefit ($)	Total ($)
Ellen M. Cotter Chief Executive Officer and President	2022	600,000	535,000	--	--	2,580	(2)	--	1,137,580
	2021	600,000	400,000	--	600,000	2,580	(2)	--	1,602,580
Margaret Cotter EVP, Real Estate Mgmt & Development	2022	450,000	228,075	--	--	14,780	(2)	--	692,855
	2021	450,000	195,000	--	157,500	12,980	(2)	--	815,480
S. Craig Tompkins EVP, General Counsel	2022	437,750	239,432	--	--	21,520	(2)	--	698,702
	2021	437,750	195,000	--	153,212	20,920	(2)	--	806,882

(1)Stock awards granted as a component of the 2022 and 2021 annual incentive awards are reported in this column as 2022 and 2021 compensation, respectively, to reflect the applicable service period for such awards. Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are discussed in Notes 15 to our consolidated financial statements. For a discussion of the material terms of each outstanding stock award, see the table below entitled “Outstanding Equity Awards at Year Ended December 31, 2022.”

(2) Includes our matching employer contributions under our 401(k) Plan and dollar value of the key person life insurance premium.

2020 Stock Incentive Plan

On November 4, 2020, our Board adopted the Reading International, Inc. 2020 Stock Plan, and recommended that the adoption of the 2020 Stock Plan be approved by our stockholders as required under listing rules of The Nasdaq Capital Market on which our shares are listed for trading. The terms of the 2020 Stock Plan are substantially similar to the terms of the 2010 Stock Incentive Plan (“2010 Stock Plan”), as amended by the following amendments: (i) Amendment to the 2010 Stock Plan effective May 19, 2011; (ii) First Amendment to the 2010 Stock Plan effective March 10, 2016; (iii) Second Amendment to the 2010 Stock Plan effective as of April 26, 2017; and (iv) amendment to the 2010 Stock Plan effective as of November 7, 2017. The 2020 Stock Plan initially authorizes an aggregate of 1,250,000 shares of Class A Stock and 200,000 shares of Class B Stock for issuance under the plan, subject to adjustment. The 1,250,000 shares of Class A Stock and 200,000 shares of Class B Stock are in line with the amount of shares of Class A Stock and Class B Stock, respectively, that were authorized under the 2010 Stock Plan. In addition, to the extent any awards outstanding under the 2010 Stock Plan as of November 3, 2020 are subsequently forfeited or any related shares are repurchased, a corresponding number of shares are automatically returned for issuance under the 2020 Stock Plan, thus resulting in an increase in the number of shares available for issuance under the 2020 Stock Plan (up to an additional 42,589 shares of Class A Stock). As of April 30, 2023, 629,124 shares had been returned for issuance under the 2020 Stock Plan for a total of 212,824 shares available for issuance as of that date.

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

In the event of a “Corporate Transaction” (as defined in the 2020 Stock Plan), any surviving or acquiring corporation may assume awards outstanding under the 2020 Stock Plan or may substitute similar awards. Unless the stock award agreement provides otherwise, in the event any surviving or acquiring corporation does not assume such awards or substitute similar awards, then the awards will terminate if not exercised at or prior to such event. The 2020 Stock Plan provides that, in the event of a dissolution or liquidation of our Company, all outstanding awards under the 2020 Stock Plan will terminate prior to such event and shares of bonus stock and restricted stock subject to our Company’s repurchase option or to forfeiture may be repurchased by our Company or forfeited, notwithstanding whether the holder of such stock is still providing services to our Company.

All stock awards issued under the 2020 Stock Plan are subject to reduction, cancellation, forfeiture and recoupment to the extent necessary to comply with applicable law or the Nasdaq Listing Rules. An acceptance of a stock award under the 2020 Stock Plan is an agreement by the participant to be bound by any such laws or rules.

For a more detailed summary of our 2020 Stock Plan, and for a copy of the entire 2020 Stock Plan, see our “SEC Schedule 14A, Proxy Statement,” filed with the SEC on November 6, 2020.

Outstanding Equity Awards(5)

The following table sets forth outstanding equity awards held by our NEOs as of December 31, 2022 under the 2010

Stock Incentive Plan and 2020 Stock Incentive Plan:

	Stock Options						Restricted Stock Units
Name	Class	No. of Shares Underlying Unexercised Options Exercisable	No. of Shares Underlying Unexercised Options Unexercisable	No. Of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	No. of Unearned Common Shares That Have Not Vested	Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	89,459	--	--	$16.14	3/14/2024	--	--	--	--
	A	--	--	--	--	--	12,837(2)	$35,558	--	--
	A	--	--	--	--	--	15,528(2)	$43,013	--	--
	A	--	--	--	--	--	31,056(2)	$86,025	--	--
	A	--	--	--	--	--	35,971(2)	$99,640	--	--
	A	--	--	--	--	--	47,961(2)	$132,852	--	--
	A	--	--	--	--	--	42,056(2)	$116,495	--	--
Margaret Cotter	A	17,806	--	--	$16.14	3/14/2024	--	--	--	--
	A	--	--	--	--	--	4,783(3)	$13,249	--	--
	A	--	--	--	--	--	11,354(3)	$31,451	--	--
	A	--	--	--	--	--	7,570(3)	$20,969	--	--
	A	--	--	--	--	--	26,304(3)	$72,862	--	--
	A	--	--	--	--	--	11,691(3)	$32,384	--	--
	A	--	--	--	--	--	10,304(3)	$28,542	--	--
S. Craig Tompkins	A	17,857	--	--	$16.11	3/13/2024	--	--	--	--
	A	--	--	--	--	--	4,783(4)	$13,249	--	--
	A	--	--	--	--	--	11,354(4)	$31,451	--	--
	A	--	--	--	--	--	7,570(4)	$20,969	--	--
	A	--	--	--	--	--	26,304(4)	$72,862	--	--
	A	--	--	--	--	--	11,691(4)	$32,384	--	--
	A	--	--	--	--	--	13,671(4)	$37,869	--	--

(1)Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of December 31, 2022 or $2.77.

(2)12,837 units of RSUs will vest on March 10, 2024;

7,764 units of RSUs will vest on April 5, 2024,and April 5, 2025;

31,056 units of PRSUs will vest on April 5, 2024;

11,991 units of RSUs will vest on April 18, 2024, 11,990 units will vest on April 18, 2025 and April 18, 2026; and

47,961 units of PRSUs will vest on April 18, 2025.

On April 21, 2023, 42,056 units of RSUs were granted to Ellen M. Cotter in lieu of receiving a cash bonus for compensation earned in 2022. Such grant of RSUs will vest on the one-year anniversary of the date of grant.

(3)4,783 units of RSUs will vest on March 10, 2024;

5,677 units of RSUs will vest on April 5, 2024 and April 5, 2025;

7,570 units of PRSUs will vest on April 5, 2024;

8,768 units of RSUs will vest on April 18, 2024, April 18, 2025; and April 18, 2026; and

11,691 units of PRSUs will vest on April 18, 2025.

On April 21, 2023, 10,304 units of RSUs were granted to Margaret Cotter in lieu of receiving a cash bonus for compensation earned in 2022. Such grant of RSUs will vest on the one-year anniversary of the date of grant.

(4)4,783 units of RSUs will vest on March 10, 2024;

5,677 units of RSUs will vest on April 5, 2024 and April 5, 2025;

7,570 units of PRSUs will vest on April 5, 2024;

8,768 units of RSUs will vest on April 18, 2024, April 18, 2025; and April 26, 2026; and

11,691 units of PRSUs will vest on April 18, 2025.

On April 11, 2023, 13,671 units of RSUs were granted to S. Craig Tompkins in lieu of receiving a cash bonus for compensation earned in 2022. Such grant of RSUs will vest on the one-year anniversary of the date of grant.

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our NEOs in connection with certain termination events, including a termination related to a change of control of our Company, as of December 31, 2022:

Certain Retirement Benefits. On August 29, 2017, our Compensation Committee approved a one-time retirement benefit for Craig Tompkins, Executive Vice President and General Counsel, incident to his retention as our General Counsel. The retirement benefit is a single year benefit in an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Tompkins in the then most recently completed five-year period, less the amount of $197,060, accrued to Mr. Tompkins under a separate vested benefit program established by one of the two companies acquired by our Company as a part of the consolidation transaction in 2000.

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

Except as described above, no other NEOs currently have employment agreements or other arrangements providing benefits upon termination or a change of control. The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2022, assuming the transaction took place on December 31, 2022, at a price equal to the closing price of the Class A Stock, which was $2.77.

Name	Payable upon Termination without Cause ($)				Payable in Certain Circumstances upon Termination in Connection with a Change in Control ($)			Payable upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards(1)	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options(1)	Benefits Payable under Retirement Plans
Ellen M. Cotter	--	--	--	--	--	397,088	--	--
Margaret Cotter	--	--	--	--	--	170,915	--	--
S. Craig Tompkins	--	--	--	--	--	374,983	--	327,071(2)

(1)Reflects the amount calculated by multiplying the number of unvested options and restricted shares by the closing price of our Common Stock as of December 31, 2022 or $2.77. Accelerated vesting is triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or resignation for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have been substituted.

(2)Mr.Tompkins’s one-time retirement benefit is a single year payment based on the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Tompkins in the most recently completed five-year period, reduced by the retirement benefit paid to Mr. Tompkins from the Craig Corporation Key Personnel Retirement Plan in the amount of $197,060. The figure quoted in the table represents the average of total compensation paid for years 2018 and 2021.

Employment Agreements

As of December 31, 2022, our NEOs had no employment agreements in place.

Compensation of Directors

During 2022, we paid our non-employee Directors a combination of (a) base annual cash fees for service as Directors; (b) base and special fees for service as members of standing and special committees; (c) base cash fees for service as Chairpersons of committees and (d) equity compensation for service as Directors in the form of restricted stock units and stock options, each of which are set forth in more detail below in the “Director Compensation Table.”

Director Compensation Table

The following table sets forth information concerning the compensation paid to Directors in 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation($)	Total ($)
Guy W. Adams	82,500(3)	70,000(2)	--	152,500
Dr. Judy Codding	85,500(4)	70,000(2)	--	157,000
Douglas J. McEachern	85,500(5)	70,000(2)	--	157,000

(1)Fair value of the award computed in accordance with FASB ASC Topic 718. Awards were RSUs.

(2)The following table sets forth the number of RSUs granted on December 15, 2022, which vest on December 15, 2023. These RSUs each represent one share of Class A Stock.

Guy W. Adams	24,561
Dr. Judy Codding	24,561
Douglas McEachern	24,561

(3)Represents payment of Base Director Fee of $50,000, Audit Committee Member Fee of $10,000, Compensation Committee Member Fee of $7,500 and Lead Technology and Cyber Risk Director Fee of $15,000.

(4)Represents payment of Base Director Fee of $50,000, Compensation Committee Chair Fee of $22,500, Audit Committee Member Fee of $10,000, prorated and Special Independent Committee Member Fee of $3,000.

(5)Represents payment of Base Director Fee of $50,000, Audit Committee Chair Fee of $20,000, Compensation Committee Member Fee of $7,500, prorated Special Independent Committee Member Fee of $3,000 and prorated Lead Independent Director Fee of $5,000.

Outside Director Compensation

Our Board requested our Compensation Committee to evaluate our Company's compensation policy for outside directors and to establish a plan that encompasses sound corporate practices consistent with the best interests of our Company. Our Compensation Committee periodically reviews, evaluates, revises and recommends the adoption of new compensation arrangements for executive and management officers and outside directors of our Company. In past years, the Compensation Committee retained independent compensation consulting firms for this information.

After input was received, reviewed, discussed and considered by our Compensation Committee in 2020, and taking into account, among other things, our efforts to reduce cash expenses and consolidation of workloads in light of the reduction in our Board from seven to five directors, our Compensation Committee recommended and our Board authorized that the following annual compensation for our non-employee directors for 2022 through the director terms commencing on December 15, 2022, the date of our 2022 Annual Meeting:

•The Board Base Director fee was $50,000.

•The Committee Chair retainers were $20,000 for our Audit Committee and $22,500 for our Compensation Committee.

•The committee member fees were $10,00 for our Audit Committee and $7,500 Compensation Committee and a per meeting fee for our Executive Committee.

•The Lead Independent Director fee was $5,000.

•The Lead Technology and Cyber Risk Director fee was $15,000.

Our Compensation Committee periodically reevaluates Board compensation.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2022, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	276,218(2)	15.81	--
Restricted Stock Units		--	1,116,934(3)
Total	276,218	15.81	1,116,934

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

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the beneficial ownership information with respect to certain of our shares on April 28, 2023 by:

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

Amount and Nature of Beneficial Ownership (1)
	Class A Stock		Class B Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEOs:
Margaret Cotter (2)(7)	2,488,743	12.1%	1,158,988	69.0%
Ellen M. Cotter (3)(7)	2,552,215	12.4%	457,166	27.2%
Guy W. Adams	53,587	*	--	--
Dr. Judy Codding	38,069	*	--	--
Douglas J. McEachern	66,887	*	--	--
S. Craig Tompkins (4)	96,155	*	--	--

Greater than 5% Stockholders:
James J. Cotter Living Trust (5) 2818 Dumfries Road Los Angeles, CA 90064	1,163,649	5.7%	--	--
Estate of James J. Cotter, Sr. (Deceased) (5) 2818 Dumfries Road Los Angeles, CA 90064	326,800	1.6%	100,000	6.0%
Mark Cuban (6) 2931 Elm Street Dallas, Texas 75226	--	--	205,627	12.2%
GAMCO (7) One Corporate Center Rye, New York 10580	--	--	98,200	5.8%
All Directors and executive officers as a group (13 persons)(8)	4,039,822	19.5%	185,100	11.0%

(1)Percentage ownership is determined based on 20,534,457 shares of Class A Stock and 1,680,590 shares of Class B stock outstanding as of April 28, 2023. Beneficial ownership has been determined in accordance with SEC rules. Shares subject to options, RSUs or PRSUs that are currently exercisable or that have vested, or that will become exercisable or have vested within 60 days, following the date as of which this information is provided, are deemed to be beneficially owned by the person holding the options, RSUs or PRSUs and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Stock shown includes 792,781 shares held directly and 17,806 shares subject to stock options. The Class A Stock shown also includes 84,956 shares held by the James J. Cotter Education Trust #1. Margaret Cotter is sole Trustee of the James J. Cotter Education Trust #1 and, as such, is deemed to beneficially own such shares. The Class A Stock shown also includes 326,800 shares of Class A Stock that are part of the Cotter Estate. As Co-Executors of the Cotter Estate, Margaret. Cotter and Ellen M. Cotter are each deemed to beneficially own such shares. The shares of Class A Stock shown also includes 1,163,649 shares held by the Cotter Trust. See footnote 5 to this table for information regarding beneficial ownership of the shares held by the Cotter Estate and/or the Cotter Trust. As Co-Trustees of the Cotter Trust, Margaret Cotter and Ellen Cotter are each deemed to beneficially own such shares. The Class A Stock shown also includes 102,751 shares held by the Cotter Foundation, of which Margaret Cotter and Ellen M. Cotter are Co-Trustees and accordingly each deemed a beneficial owner.

The Class B Stock shown include 342,266 shares owned directly by Margaret Cotter, 100,000 of shares of Class B Stock held by the Cotter Estate, 307,166 shares owned by Ellen M. Cotter but as to which Ellen M. Cotter has granted sole voting power and, pending negotiation and execution of a definitive stockholders agreement between them, shared dispositive power to Margaret Cotter, and 409,555 shares held of record by the Cotter Estate and/or the Cotter Trust, approved for distribution to a to-be-formed trust for the benefit of the children of Margaret Cotter and over which Margaret Cotter has sole voting and dispositive power.

Margaret Cotter disclaims beneficial ownership of the shares held by the James J. Cotter Education Trust #1, the Cotter Foundation, the Cotter Estate and the Cotter Trust, except to the extent of her pecuniary interest, if any, in such shares.

(3)The Class A Stock shown includes 869,556 shares held directly and 89,459 shares subject to stock options. The Class A Stock shown also includes 102,751 shares held by the Cotter Foundation of which Ellen M. Cotter and Margaret Cotter are Co-Trustees and accordingly, are each deemed to own such shares. The Class A Stock shown also includes 326,800 shares that are part of the Cotter Estate. As Co-Executors of the Cotter Estate, Ellen M. Cotter and Margaret Cotter are each deemed to beneficially own such shares. The shares of Class A Stock shown also include 1,163,649 shares held by the Cotter Trust. See footnote 5 to this table for information regarding beneficial ownership of the shares held by the Cotter Estate and the Cotter Trust. As Co-Trustees of the Cotter Trust, Ellen M. Cotter and Margaret Cotter are deemed to beneficially own such shares.

The Class B Stock shown includes (i) 50,000 shares owned directly by Ellen M. Cotter, (ii) 100,000 of shares of Class B Stock held by the Cotter Estate and (iii) 307,166 shares of Class B Stock of which Ms. Margaret Cotter has sole voting power and, pending the negotiation and execution of a definitive stockholders agreement between them, shared dispositive power over such shares even though she retains all pecuniary interest in such shares.

Ellen M. Cotter disclaims beneficial ownership of the shares held by the Cotter Foundation, the Cotter Estate and the Cotter Trust, except to the extent of her pecuniary interest, if any, in such shares.

(4)The Class A Stock shown includes 22,473 shares held directly, 17,857 shares subject to stock options. The Class A Stock shown also includes 55,825 shares held by various retirement accounts, and as such Craig Tompkins is deemed to beneficially own such shares.

(5)Effective September 19, 2022, (i) subject to the final administration of the Cotter Estate, 327,808 shares of Class B Stock held of record by the Cotter Estate will be distributed to a to-be-formed trust for the benefit of the children of Margaret Cotter, (ii) 307,166 shares of the Class B Stock held by the Cotter Trust were conveyed to Ellen M. Cotter, (iii) 307,166 shares of the Class B Stock held by the Cotter Trust were conveyed to Margaret Cotter, and (iv) 81,747 shares of the Class B Stock held by the Cotter Trust were approved for distribution to the to-be-formed trust for the benefit of the children of Margaret Cotter. As a result of these transactions, the table sets forth only the residual 100,000 shares of such Class B Stock as beneficially owned by the Cotter Estate and no Class B Stock as beneficially owned by the Cotter Trust. Margaret Cotter and Ellen M. Cotter continue to have shared voting and dispositive power over the 100,000 shares of Class B Stock beneficially owned by the Cotter Estate. Pursuant to the terms of the Settlement Agreement, Margaret Cotter now has sole voting and sole dispositive power over the 327,808 shares of Class B Stock held by the Cotter Estate and the 81,747 shares of Class B Stock held by the Cotter Trust that are to be distributed to the to-be-formed trust for her children.

(6)Based on Mr. Cuban's Form 4 filed with the SEC on September 30, 2022.

(7)Based on GAMCO Investors, Inc.’s Schedule 13D filed with the SEC on December 26, 2017, on behalf of Mario J. Gabelli (“Mario Gabelli”) and various entities which Mario Gabelli directly or indirectly controls or for which he acts as Chief Investment Officer, Mario Gabelli holds 84,530 shares of Class B Stock, but the Company has reason to believe that Mr. Gabelli holds an aggregate amount of 98,200 shares of Class B Stock.

(8)The Class A Stock shown includes 197,979 shares subject to stock options currently exercisable or exercisable within 60 days.

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

Our master lease of the Village East has been extended from time to time, and now terminates on September 1, 2025. On August 28, 2019, we exercised our option under the master lease to acquire SHC’s interest in the ground lease underlying that master lease for $5.9 million. That option was originally scheduled to close on May 31, 2021, but has been extended from time to time, and is now scheduled to close on July 1, 2024. We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities.

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

Live Theatre Play Investment

From time to time, our officers and Directors may invest in plays that license our live theatres. The play STOMP, which had been playing since prior to the time we acquired the theatre in 2001 ended its 26+ year run at our Orpheum Theatre in 2022. The Cotter Estate and a third party own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theatre.

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

On March 5, 2021, Shadow View sold this land for $11.0 million, and distributed the net proceeds to its members, including to our Company, and is currently in the final stages of being wound up and liquidated.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee has adopted a written charter, which includes responsibility for approval of "Related Party Transactions." Under its charter, our Audit Committee performs the functions of the "Conflicts Committee" of our Board and is delegated responsibility and authority by our Board to review, consider and negotiate, and to approve or disapprove on behalf of our Company the terms and conditions of any and all Related Party Transactions (defined below) with the same effect as though such actions had been taken by our full Board. Any such matter requires no further action by our Board in order to be binding upon our Company, except in the case of matters that, under applicable Nevada law, cannot be delegated to a committee of our Board and must be determined by our full Board. In those cases where the authority of our Board cannot be delegated, the Audit Committee nevertheless provides its recommendation to our full Board.

As used in our Audit Committee's Charter, the term "Related Party Transaction" means any transaction or arrangement between our Company on one hand, and on the other hand (i) any one or more directors, executive officers or stockholders holding more than 5% of the voting power of our Company (or any spouse, parent, sibling or heir of any such individual), or (ii) any one or more entities under common control with any one of such persons, or (iii) any entity in which one or more such persons holds more than a 10% interest. Related Party Transactions do not include matters related to employment or employee compensation related issues.

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

Our Board has adopted (and updated as appropriate) the following: (i) a charter for our Compensation Committee, (ii) a charter for our Audit Committee, (iii) a Code of Business Conduct and Ethics, (iv) a Supplemental Insider Trading Policy restricting trading in our stock by our Directors and executive officers, (v) an Anti-Discrimination, Anti-Harassment and Anti-Bullying policy, (vi) a Whistleblower Policy, and (vii) a Stock Ownership Policy, setting out minimum stock ownership levels for our directors and senior executives. Under our Amended and Restated Supplemental Insider Trading Policy, our directors and executive officers are restricted from engaging in certain forms of hedging transactions, such as zero-cost collars, equity swaps, prepaid variable forward contracts and exchange funds.

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

Item 14 – Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2022, and are expected to have a representative present at the 2023 Annual Meeting of Stockholders, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Forms 10-Q provided by Grant Thornton LLP for 2022 and 2021, was approximately $1,247,000 and $1,208,000, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2022 and 2021.

Tax Fees

Grant Thornton LLP did not provide us any professional services for tax compliance, tax advice, or tax planning in 2022 or 2021.

All Other Fees

Grant Thornton LLP did not provide us any products or services for 2022 or 2021, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval. Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2022 and 2021.

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

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.33	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.34	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated August 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.in by reference.
10.35	Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement, dated November 29, 2022, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 8-K (file no. 1-8625) filed on December 16, 2022, and incorporated herein by reference.in by reference.
10.36	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.37	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.38	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.39	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.40	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.41	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.42	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.43	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.44

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.45*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.46	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference
10.47*+†	2023 Reading International, Inc. Executive Incentive Plan	N/A
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21	List of Subsidiaries.	Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023 and incorporated herein by reference
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023 and incorporated herein by reference
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023 and incorporated herein by reference

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023 and incorporated herein by reference
31.3+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	N/A
31.4+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023 and incorporated herein by reference
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed asExhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023 and incorporated herein by reference
101

The following material from our Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	May 1, 2023	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)