Form 10-Q
period 2023-03-31
READING INTERNATIONAL INC
filed 2023-05-15
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2023, there were 20,592,834 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$14,628	$29,947
Restricted cash	5,749	5,032
Receivables	4,858	6,206
Inventories	1,417	1,616
Derivative financial instruments - current portion	293	907
Prepaid and other current assets	5,905	3,804
Total current assets	32,850	47,512
Operating property, net	281,886	286,952
Operating lease right-of-use assets	193,655	200,417
Investment and development property, net	8,694	8,792
Investment in unconsolidated joint ventures	4,707	4,756
Goodwill	25,272	25,504
Intangible assets, net	2,292	2,391
Deferred tax asset, net	420	447
Other assets	10,422	10,284
Total assets	$560,198	$587,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$40,418	$42,590
Film rent payable	3,944	5,678
Debt - current portion	47,345	37,279
Subordinated debt - current portion	756	747
Taxes payable - current	649	300
Deferred revenue	9,093	10,286
Operating lease liabilities - current portion	24,016	23,971
Other current liabilities	824	813
Total current liabilities	127,045	121,664
Debt - long-term portion	136,473	148,688
Subordinated debt, net	27,005	26,950
Noncurrent tax liabilities	6,797	7,117
Operating lease liabilities - non-current portion	192,787	200,037
Other liabilities	19,119	19,320
Total liabilities	$509,226	$523,776
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,437,260 issued and 20,501,150 outstanding at March 31, 2023 and
33,348,295 issued and 20,412,185 outstanding at December 31, 2022	235	235
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2023 and December 31, 2022	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	154,095	153,784
Retained earnings/(deficits)	(59,927)	(48,816)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(3,250)	(1,957)
Total Reading International, Inc. stockholders’ equity	50,763	62,856
Noncontrolling interests	209	423
Total stockholders’ equity	50,972	63,279
Total liabilities and stockholders’ equity	$560,198	$587,055

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue
Cinema	$41,987	$37,347
Real estate	3,820	2,853
Total revenue	45,807	40,200
Costs and expenses
Cinema	(41,654)	(38,503)
Real estate	(2,215)	(2,157)
Depreciation and amortization	(4,639)	(5,524)
General and administrative	(5,179)	(5,796)
Total costs and expenses	(53,687)	(51,980)
Operating income (loss)	(7,880)	(11,780)
Interest expense, net	(4,117)	(3,205)
Other income (expense)	174	(781)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(11,823)	(15,766)
Equity earnings of unconsolidated joint ventures	19	(65)
Income (loss) before income taxes	(11,804)	(15,831)
Income tax benefit (expense)	480	378
Net income (loss)	$(11,324)	$(15,453)
Less: net income (loss) attributable to noncontrolling interests	(213)	(99)
Net income (loss) attributable to Reading International, Inc.	$(11,111)	$(15,354)
Basic earnings (loss) per share	$(0.50)	$(0.70)
Diluted earnings (loss) per share	$(0.50)	$(0.70)
Weighted average number of shares outstanding–basic	22,114,927	21,955,985
Weighted average number of shares outstanding–diluted	22,897,990	22,500,658

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(11,324)	$(15,453)
Foreign currency translation gain (loss)	(763)	2,677
Gain (loss) on cash flow hedges	(582)	800
Other	52	47
Comprehensive income (loss)	(12,617)	(11,929)
Less: net income (loss) attributable to noncontrolling interests	(213)	(99)
Less: comprehensive income (loss) attributable to noncontrolling interests	(1)	1
Comprehensive income (loss)	$(12,403)	$(11,831)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net income (loss)	$(11,324)	$(15,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(19)	65
(Gain) loss recognized on foreign currency transactions	—	793
Amortization of operating leases	5,523	5,846
Amortization of finance leases	8	12
Change in operating lease liabilities	(5,910)	(5,839)
Change in net deferred tax assets	11	67
Depreciation and amortization	4,639	5,524
Other amortization	400	396
Stock based compensation expense	443	416
Net changes in operating assets and liabilities:
Receivables	1,333	2,024
Prepaid and other assets	(2,142)	(2,093)
Payments for accrued pension	(171)	(171)
Accounts payable and accrued expenses	(1,656)	(397)
Film rent payable	(1,717)	(3,894)
Taxes payable	351	(230)
Deferred revenue and other liabilities	(1,321)	(1,128)
Net cash provided by (used in) operating activities	(11,552)	(14,062)
Investing Activities
Purchases of and additions to operating and investment properties	(1,527)	(1,741)
Contributions to unconsolidated joint ventures	—	(34)
Net cash provided by (used in) investing activities	(1,527)	(1,775)
Financing Activities
Repayment of borrowings	(1,116)	(1,540)
Repayment of finance lease principal	(8)	(12)
Capitalized borrowing costs	(154)	—
(Cash paid) proceeds from the settlement of employee share transactions	(131)	(32)
Noncontrolling interest distributions	—	(22)
Net cash provided by (used in) financing activities	(1,409)	(1,606)
Effect of exchange rate on cash and restricted cash	(114)	687
Net increase (decrease) in cash and cash equivalents and restricted cash	(14,602)	(16,756)
Cash and cash equivalents and restricted cash at the beginning of the period	34,979	88,571
Cash and cash equivalents and restricted cash at the end of the period	$20,377	$71,815

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$14,628	$67,263
Restricted cash	5,749	4,552
	$20,377	$71,815

Supplemental Disclosures
Interest paid	$4,374	$2,732
Income taxes (refunded) paid	57	399
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	3,127	2,970

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

Business Segments

Reported below are the operating segments of our Company for which separate financial information is available and evaluated regularly by the Chief Executive Officer, the chief operating decision-maker of our Company. As part of our real estate activities, we hold undeveloped land in urban and suburban centers in the United States and New Zealand.

The table below summarizes the results of operations for each of our business segments for the quarter ended March 31, 2023, and 2022, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Revenue:
Cinema exhibition	$41,987	$37,347
Real estate	5,065	4,162
Inter-segment elimination	(1,245)	(1,309)
	$45,807	$40,200
Segment operating income (loss):
Cinema exhibition	$(4,612)	$(7,216)
Real estate	1,006	104
	$(3,606)	$(7,112)

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Segment operating income (loss)	$(3,606)	$(7,112)
Unallocated corporate expense
Depreciation and amortization expense	(179)	(277)
General and administrative expense	(4,095)	(4,391)
Interest expense, net	(4,117)	(3,205)
Equity earnings of unconsolidated joint ventures	19	(65)
Other income (expense)	174	(781)
Income (loss) before income tax expense	$(11,804)	$(15,831)

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of our Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that our Company controls, and should be read in conjunction with our Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022 (“2022 Form 10-K”). All significant intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Note 3 – Impact of COVID-19 Pandemic and Liquidity

Cinema Segment Ongoing Impact

While the World Health Organization has declared that the COVID-19 emergency has passed, the legacy of COVID-19 continues to impact the profitability of our cinema operating segment. Attendances are improving, but they have yet to return to pre-Covid-19 levels. We are seeing an increase in the number of films being released to exhibitors, but distributors are charging higher license fees for these films. Accordingly, while our industry is recovering, it has not returned to pre-Covid-19 levels of profitability.

Also due to a combination of ongoing supply chain issues, inflation, labor cost increases (resulting from a combination of government mandates and labor shortages), and increases in the cost of insurance, our variable costs of operation have increased. Our fixed costs have also increased. Rent costs are increasing under long ago negotiated fixed rent increases, exacerbated on a cash flow basis by our need to now pay certain rent deferrals due to the periods when our operations were closed or restricted due to the pandemic. As the Fed has increased interest rates, our cost of borrowing has also increased materially. These factors are largely beyond our control.

Cost-reduction efforts in our cinema operating segment continue, including, but not limited to, restricting utilities and essential operating expenditures to the minimum levels necessary, reducing employment costs by limiting hours of operation and/or shifts and increasing reliance on automation, and minimizing capital outlays. We continue to work with our landlords to manage our rent obligations. We are prepared to terminate cinema leases where their long-term profitability is in sufficient doubt.

Our Real Estate operating segment has been less impacted by the COVID-19 pandemic and is generating near-to-expected cash flows. The principal exception to this has been the post-Covid softness in the New York office market.

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. The evaluation of the going concern assertion involves firstly considering whether it is probable that our Company has sufficient resources, as at the issue date of the financial statements, to meet its obligations as they fall due for twelve months following the issue date. Should it be probable that there are not sufficient resources, we must determine whether it is probable that our plans will mitigate the consequential going concern substantial doubt. Our evaluation is informed by current liquidity positions, debt obligations, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well since the onset of COVID-19 and is key to management’s overall evaluation of ASC 205-40 Going Concern. As at December 31, 2022, in our Form 10-K, we reported that our plans were probable of being implemented and thus they alleviated the substantial doubt about our Company’s ability to continue as a going concern.

We have $48.1 million of debt maturing in the twelve months from the issue of this Form 10-Q. $22.3 million of this debt is due on July 3, 2023. As at March 31, 2023, we have cash of $14.6 million and negative working capital of $94.2 million. To alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve-months, these loans need to be refinanced, our revenues and net income need to improve, and/or funds need to be raised through asset monetization.

We believe that it is probable that these outstanding loans with current maturities will be extended on terms acceptable to us. Valley National extended its loan from April 1, 2023 to July 3, 2023 to allow additional time to complete refinancing under a term sheet from Valley National. We believe that we have sufficient time to address our Santander ($8.0 million) and our Westpac ($8.7 million) facilities, due in the fourth quarter of 2023 and the first quarter of 2024, respectively. We have begun active processes to monetize certain assets, and, based on our successes in 2021, we believe these processes will be successful.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. In 2022, when considered necessary, our Company performed quantitative recoverability tests of the carrying values of all its asset groups. These tests compare the carrying values of all asset groups to the estimated undiscounted future cash flows expected to result from the use of those asset groups. As a result of this testing, we recorded $1.5 million of impairment charges against certain cinema asset groups in the second quarter of 2022. The charges related to cinemas whose performance had not improved commensurate with the wider group. No further impairment charges were recorded in the remainder of the year. No impairment charges were recorded in the first quarter of 2023. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and its aftermath, with government policy related to work-place regulation, increasing interest rates, inflationary impacts and with ongoing theatrical release patterns and applicable film rent, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2022. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. No additional triggering events were identified in the first quarter of 2023, and therefore no goodwill impairment testing or charges were necessary. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and its aftermath, with government policy related to work-place regulation, increasing interest rates, inflationary impacts and with ongoing theatrical release patterns and applicable film rent and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, we have looked to our overseas operations to cover an increasing portion of our domestic general and administrative costs. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2023. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2023	December 31, 2022	March 31, 2022
Spot Rate
Australian Dollar	0.6704	0.6805	0.7499
New Zealand Dollar	0.6271	0.6342	0.6946
Average Rate
Australian Dollar	0.6841	0.6946	0.7241
New Zealand Dollar	0.6299	0.6357	0.6763

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2023	2022
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(11,111)	$(15,354)
Denominator:
Weighted average number of common stock – basic	22,114,927	21,955,985
Weighted average dilutive impact of awards	783,063	544,673
Weighted average number of common stock – diluted	22,897,990	22,500,658
Basic earnings (loss) per share	$(0.50)	$(0.70)
Diluted earnings (loss) per share	$(0.50)	$(0.70)
Awards excluded from diluted earnings (loss) per share	783,063	544,673

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first three months of 2023 and 2022.

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

Note 6 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at March 31, 2023 and December 31, 2022, is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Land	$66,977	$67,392
Building and improvements	212,055	213,226
Leasehold improvements	62,163	64,230
Fixtures and equipment	192,088	194,753
Construction-in-progress	7,062	6,839
Total cost	540,345	546,440
Less: accumulated depreciation	(258,459)	(259,488)
Operating property, net	$281,886	$286,952

Depreciation expense for operating property was $4.6 million for the three months ended March 31, 2023, and $5.4 million for the three months ended March 31, 2022.

Investment and Development Property, net

Our investment and development property as of March 31, 2023 and December 31, 2022, is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Land	$3,814	$3,857
Construction-in-progress (including capitalized interest)	4,880	4,935
Investment and development property	$8,694	$8,792

Construction-in-Progress – Operating and Investment Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the three months ended March 31, 2023 are shown below:

(Dollars in thousands)	Balance, December 31, 2022	Additions during the period	Completed during the period	Foreign currency translation	Balance, March 31, 2023
Courtenay Central development	6,380	—	—	(69)	6,311
Cinema developments and improvements	2,990	437	(444)	(21)	2,962
Other real estate projects	2,404	343	(72)	(6)	2,669
Total	$11,774	$780	$(516)	$(96)	$11,942

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$8	$12
Interest on lease liabilities	—	1
Operating lease cost	8,208	8,714
Variable lease cost	271	(88)
Total lease cost	$8,487	$8,639

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$9	$13
Operating cash flows for operating leases	8,435	10,141
Right-of-use assets obtained in exchange for new operating lease liabilities	—	66

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Operating leases
Operating lease right-of-use assets	$193,655	$200,417
Operating lease liabilities - current portion	24,016	23,971
Operating lease liabilities - non-current portion	192,787	200,037
Total operating lease liabilities	$216,803	$224,008
Finance leases
Property plant and equipment, gross	361	363
Accumulated depreciation	(344)	(338)
Property plant and equipment, net	$17	$25
Other current liabilities	20	28
Other long-term liabilities	—	—
Total finance lease liabilities	$20	$28

Other information
Weighted-average remaining lease term - finance leases	1	1
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.21%	5.21%
Weighted-average discount rate - operating leases	4.55%	4.55%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2023	$25,120	$20
2024	32,128	—
2025	30,157	—
2026	28,218	—
2027	25,879	—
Thereafter	136,670	—
Total lease payments	$278,172	$20
Less imputed interest	(61,369)	—
Total	$216,803	$20

As of March 31, 2023, we have one additional cinema operating lease that has not yet commenced operations with a right-of-use value of approximately $7.2 million. It is anticipated that it will commence before the end of 2023 with a lease term of 15 to 20 years.

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

Lease income relating to operating lease payments was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Components of lease income
Lease payments	$2,636	$2,068
Variable lease payments	187	130
Total lease income	$2,823	$2,198

The book value of underlying assets under operating leases from owned assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Building and improvements
Gross balance	$137,220	$136,749
Accumulated depreciation	(27,818)	(26,148)
Net Book Value	$109,402	$110,601

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2023	$9,711
2024	9,524
2025	9,026
2026	7,496
2027	6,407
Thereafter	27,455
Total	$69,619

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2023, and December 31, 2022.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2022	$20,280	$5,224	$25,504
Foreign currency translation adjustment	(232)	—	(232)
Balance at March 31, 2023	$20,048	$5,224	$25,272

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2023. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2023, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of March 31, 2023, and December 31, 2022, respectively.

	As of March 31, 2023
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,191	$9,058	$4,892	$26,141
Less: Accumulated amortization	(11,954)	(7,878)	(3,977)	(23,809)
Less: Impairments	—	—	(40)	(40)
Net intangible assets other than goodwill	$237	$1,180	$875	$2,292

	As of December 31, 2022
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,216	$9,058	$4,915	$26,189
Less: Accumulated amortization	(11,964)	(7,838)	(3,956)	(23,758)
Less: Impairments	—	—	(40)	(40)
Net intangible assets other than goodwill	$252	$1,220	$919	$2,391

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2023

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Beneficial lease amortization	$15	$22
Other amortization	54	135
Total intangible assets amortization	$69	$157

Note 9 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2023, and December 31, 2022:

		March 31,	December 31,
(Dollars in thousands)	Interest	2023	2022
Rialto Cinemas	50.0%	$870	$920
Mt. Gravatt	33.3%	3,837	3,836
Total investments		$4,707	$4,756

For the quarter ended March 31, 2023 and 2022, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Rialto Cinemas	$(41)	$(85)
Mt. Gravatt	60	20
Total equity earnings	$19	$(65)

Note 10 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Prepaid and other current assets
Prepaid expenses	$2,295	$1,859
Prepaid taxes	2,025	1,687
Income taxes receivable	61	—
Prepaid rent	1,256	—
Deposits	242	233
Other receivables	11	—
Interest receivable	—	8
Investments in marketable securities	15	17
Total prepaid and other current assets	$5,905	$3,804
Other non-current assets
Other non-cinema and non-rental real estate assets	1,134	1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	8,442	8,302
Long-term deposits	8	10
Total other non-current assets	$10,422	$10,284

Note 11 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was 4.1% and 2.4% for the three months ended March 31, 2023, and 2022, respectively. The difference is primarily due to the decrease in reserve for valuation allowance in 2023. The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 12 – Borrowings

Our Company’s borrowings at March 31, 2023 and December 31, 2022, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2023
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,005	8.80%	8.80%
Bank of America Credit Facility (US)	September 4, 2024	26,000	26,000	25,823	10.50%	10.50%
Cinemas 1, 2, 3 Term Loan (US)	July 3, 2023	22,341	22,341	22,167	6.63%	6.63%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,982	6.00%	5.15%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,607	8,607	8,550	4.64% / 4.44%	4.61%
Union Square Financing (US)(3)	May 6, 2024	55,000	43,000	42,571	11.68%	7.40%
Purchase Money Promissory Note (US)	September 18, 2024	1,149	1,149	1,149	5.00%	5.00%
Denominated in foreign currency ("FC") (4)
NAB Corporate Term Loan (AU)	June 30, 2024	67,712	67,712	67,653	5.43%	5.43%
Westpac Bank Corporate (NZ)	January 1, 2024	8,679	8,679	8,679	7.45%	7.45%
		$225,401	$213,401	$211,579

(1)Net of deferred financing costs amounting to $1.8 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The interest rate derivative associated with the Union Square loan provides for a maximum effective rate of 7.40%.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2023.

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

(3)The interest rate derivative associated with the Union Square loan provides for an effective fixed rate of 7.40%.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2022.

(5)This financing facility was extended after December 31, 2022.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	March 31,	December 31,
Balance Sheet Caption (Dollars in thousands)	2023	2022
Debt - current portion	$47,345	$37,279
Debt - long-term portion	136,473	148,688
Subordinated debt - current portion	756	747
Subordinated debt - long-term portion	27,005	26,950
Total borrowings	$211,579	$213,664

Bank of America Credit Facility

Our $55.0 million Bank of America facility now matures on September 4, 2024, following a Q1 2023 loan modification, which, among other things, extended the maturity date from March 1, 2024. The current facility requires monthly repayments of $725,000 commencing in May 2023, with a balloon payment upon maturity. Interest is charged at a fixed rate of 3.0% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest of 0.5% accrues from January 1, 2024, but will be waived in the event of repayment of the entire debt prior to April 1, 2024.

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, with a loan for a five year term of $8.0 million. Such modification was not considered to be substantial under U.S. GAAP.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten year $8.4 million mortgage loan on our Culver City building at a fixed annual interest rate of 4.64%. On June 26, 2017, we obtained a further $1.5 million at a fixed annual interest rate of 4.44%.

Cinemas 1,2,3 Term Loan

Our Cinemas 1,2,3 Term Loan, held by Sutton Hill Properties LLC (“SHP”), a 75% owned subsidiary of RDI, matures on July 3, 2023, following a modification in Q1 of 2023 to extend the maturity date from April 1, 2023. The term loan is with Valley National Bank and carries an interest rate of 4.25%.

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

Westpac Bank Corporate Credit Facility (NZ)

Our Westpac Corporate Credit Facility for NZ$13.8 million matures on January 1, 2024. The facility currently carries an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively. Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the current quarter.

Australian NAB Corporate Term Loan (AU)

Our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matures on June 30, 2024. It currently consists of (i) a AU$100.0 million Corporate Loan facility at 1.75% above BBSY, of which AU$60.0 million is revolving and AU$40.0 million is core, (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum and (iii) a further AU$3.0 million of core debt added in December 2020, relating to the funding of our cinema at Jindalee, Queensland, which is repayable in semi-annual installments of AU$500,000, the first installment being April 30, 2021, until fully repaid on October 31, 2023.

Note 13 – Other Liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Current liabilities
Accrued pension	684	684
Security deposit payable	88	68
Finance lease liabilities	20	28
Other	32	33
Other current liabilities	$824	$813
Other liabilities
Lease make-good provision	6,124	6,131
Accrued pension	3,017	3,138
Deferred rent liability	2,412	2,484
Environmental reserve	1,656	1,656
Lease liability	5,900	5,900
Acquired leases	10	11
Other non-current liabilities	$19,119	$19,320

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 13 – Pension and Other Liabilities in our 2022 Form 10-K

Included in our current and non-current liabilities are accrued pension costs of $3.7 million at March 31, 2023. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the three months ended March 31, 2023, and 2022. Our pension plan is unfunded.

During the quarter ended March 31, 2023, the interest cost was $50,000, and the actuarial loss was $52,000. During the quarter ended March 31, 2022, the interest cost was $56,000, and the actuarial loss was $52,000.

Note 14 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2023	$(697)	$(18)	$(1,822)	$580	$(1,957)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(18)	(18)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(564)	(564)
Net change related to derivatives	—	—	—	(582)	(582)

Net current-period other comprehensive income (loss)	(763)	—	52	(582)	(1,293)
Balance at March 31, 2023	$(1,460)	$(18)	$(1,770)	$(2)	$(3,250)

Note 15 – Commitments and Contingencies

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

California Employment Litigation

On April 18, 2023, final judgement (the “Final Judgement”) was entered by the Superior Court of California on our settlement of certain California employment matters which include substantially overlapping wage and hour claims relating to our California cinema operations as described below. Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint”) was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019. Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint”) was filed as a discrimination and retaliation lawsuit in June 2019. The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint. On March 6, 2020, Wagner filed a purported class action in the Superior Court of California, County of San Diego, again covering basically the same allegations as set forth in the Brown Class Action Complaint, and titled Peter M. Wagner, an individual, on behalf of himself and all others similarly situated vs. Reading International, Inc., Consolidated Entertainment, Inc. and Does 1 through 25, Case No. 37-2020-000127-CU-OE-CTL (the “Wagner Class Action” and the “Wagner Class Action Complaint”). Following mediation, the Wagner Individual Complaint was settled, and final judgment entered on February 10, 2021, at what we believe to have been its nuisance value.

On July 13, 2021, following a mediation, the parties agreed to settle the claims set forth in the remaining lawsuits (specifically, the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint) for the Company’s payment of $4.0 million (the “Settlement Amount”). Under the terms of the Final Judgment, the Settlement Amount is to be paid as follows: (i) $1,351,000 on May 18, 2023, (ii) $1,351,000 on February 19, 2024, and (iii) the balance on December 2, 2024. We accrued the Settlement Amount in 2021 as a cinema segment administrative expense.

General Distributors Limited v. Reading Wellington Properties Arbitration

On June 18, 2021, General Distributors Limited (“GDL”), an owner and operator of supermarkets in New Zealand, filed an arbitration statement of claim (the “Statement of Claim”) in Auckland, New Zealand, against our wholly owned subsidiary, Reading Wellington Properties, Limited (“RWPL”), relating to the enforceability of an Agreement to Lease (the “ATL”) entered into between the parties in February 2013, contemplating the construction by RWPL and the lease by GDL of a supermarket in Wellington, New Zealand on property owned by RWPL. This matter was settled on August 26, 2022, pursuant to the parties’ written settlement agreement to the effect that the ATL has terminated and is at an end and that any and all rights or claims arising under or in respect of the ATL have lapsed or are, by such settlement, waived and abandoned, including any and all right or claims against any of our Company’s properties in Wellington, New Zealand. No amounts in settlement were paid by either party, and each party bore its own legal costs and expenses. The costs of the arbitrator were shared equally by the parties. The matter is now at an end.

Note 16 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd.:

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Australian Country Cinemas, Pty Ltd	$36	$26
Shadow View Land and Farming, LLC	(3)	(3)
Sutton Hill Properties, LLC	176	400
Noncontrolling interests in consolidated subsidiaries	$209	$423

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Australian Country Cinemas, Pty Ltd	$10	$(11)
Shadow View Land and Farming, LLC	—	(1)
Sutton Hill Properties, LLC	(223)	(87)
Net income (loss) attributable to noncontrolling interests	$(213)	$(99)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2023	20,410	$235	1,680	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(11,111)	—	—	(11,111)	(213)	(11,324)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,293)	(1,293)	(1)	(1,294)
Share-based compensation expense	—	—	—	—	443	—	—	—	443	—	443
Restricted Stock Units	89	—	—	—	(132)	—	—	—	(132)	—	(132)
At March 31, 2023	20,499	$235	1,680	$17	$154,095	$(59,927)	$(40,407)	$(3,250)	$50,763	$209	$50,972

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2022	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(15,354)	—	—	(15,354)	(99)	(15,453)
Other comprehensive income, net	—	—	—	—	—	—	—	3,524	3,524	1	3,525
Share-based compensation expense	—	—	—	—	415	—	—	—	415	—	415
Restricted Stock Units	52	1	—	—	(32)	—	—	—	(31)	—	(31)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(22)	(22)
At March 31, 2022	20,312	$234	1,680	$17	$152,364	$(27,986)	$(40,407)	$8,406	$92,628	$866	$93,494

Note 17 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. The aggregate total number of shares of Class A Common Stock authorized for issuance under the 2020 Plan at March 31, 2023, was 1,250,000, of which 234,955 remain available for future issuance. In addition, if any awards that were outstanding under the 2010 Plan are subsequently forfeited or if the related shares are repurchased, a corresponding number of shares will automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase in the number of shares available for issuance under the 2020 Plan. At March 31, 2023, this potential increase in the number of shares eligible for issuance under the 2020 Plan was 316,902 Class A Common Stock.

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

No stock options were issued in the three months ended March 31, 2023.

For the quarters ended March 31, 2023, and 2022, we recorded compensation expense of $9,000 and $53,000, respectively, with respect to our prior stock option grants. At March 31, 2023, the total unrecognized estimated compensation expense related to non-vested stock options was $27,000, which we expect to recognize over a weighted average vesting period of 0.75 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at March 31, 2023, was $nil, as the closing price of our Common Stock on that date was $3.25.

The following table summarizes the number of options outstanding and exercisable as of March 31, 2023, and December 31, 2022:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2021	517,344	$15.42	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(189,846)	14.63	—	—
Balance - December 31, 2022	327,498	$15.87	1.24	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance - March 31, 2023	327,498	$15.51	0.71	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of March 31, 2023:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	March 31, 2023	March 31, 2023	March 31, 2023

Opening balance	129,796	165,753	295,549	287,958	—	7,591

March 10, 2020	—	287,163	287,163	211,679	48,402	27,082
December 14, 2020	—	43,260	43,260	42,084	—	1,176
December 16, 2020	60,084	11,459	71,543	71,543	—	—
April 5, 2021	—	262,830	262,830	45,403	217,427	—
April 19, 2021	—	22,888	22,888	5,536	15,855	1,497
August 11, 2021	26,924	—	26,924	26,924	—	—
December 8, 2021	48,951	—	48,951	48,951	—	—
April 18, 2022	—	428,899	428,899	—	427,696	1,203
December 15, 2022	73,683	—	73,683	—	73,683	—

Total	339,438	1,222,252	1,561,690	740,078	783,063	38,549

RSU awards to management vest 25% on the anniversary of the grant date over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date.

RSUs issued to non-employee directors vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the Grant Date or (ii) the date on which the Recipient has served such Recipient’s full term as a Director.

For the quarters ended March 31, 2023, and 2022, we recorded compensation expense of $434,000 and $363,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $2.8 million as of March 31, 2023, which we expect to recognize over a weighted average vesting period of 1.56 years.

Stock Repurchase Program

On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our 2017 stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extended the program to March 2, 2024. Through March 31, 2023, we have repurchased 1,792,819 shares of Class A Common Stock at an average price of $13.39 per share (excluding transaction costs). The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30.

Note 18 – Hedge Accounting

As of March 31, 2023, and December 31, 2022, our Company held interest rate derivatives in the total notional amount of $51.0 million.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	March 31,		December 31,
	2023		2022
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$293	Derivative financial instruments - current portion	$907
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$293		$907
Total derivatives		$293		$907

	Liability Derivatives
	March 31,		December 31,
	2023		2022
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$—		$—
Total derivatives		$—		$—

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter ended March 31, 2023 and March 31, 2022, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives
		Three Months Ended March 31
		2023	2022
Interest rate contracts	Interest expense	$(564)	$69
Total		$(564)	$69

(Dollars in thousands)	Amount
	Three Months Ended March 31
	2023	2022
Interest rate contracts	$18	$(731)
Total	$18	$(731)

Line Item	Amount
	Three Months Ended March 31
	2023	2022
Interest expense	$(564)	$69
Total	$(564)	$69

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

As of March 31, 2023, and December 31, 2022, we had derivative financial assets carried and measured at fair value on a recurring basis of $293,000 and $907,000, respectfully. As of March 31, 2023, and December 31, 2022, we had no derivatives in a liability position.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2023, and December 31, 2022, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2023
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$184,339	$—	$—	$169,305	$169,305
Subordinated debt	29,062	—	—	25,203	25,203
	$213,401	$—	$—	$194,508	$194,508

		Fair Value Measurement at December 31, 2022
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$186,387	$—	$—	$172,230	$172,230
Subordinated debt	29,246	—	—	25,025	25,025
	$215,633	$—	$—	$197,255	$197,255

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of March 31, 2023, and December 31, 2022.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of March 31, 2023, and December 31, 2022, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter ended March 31, 2023, and March 31, 2022.

Note 20 – Subsequent Events

On May 12, 2023, we listed our office building located at 5995 Sepulveda Blvd., Culver City, CA for sale.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2022 Form 10-K, Part 1 – Financial Information, Item 1A and the Risk Factors set out below.

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The MD&A should be read in conjunction with our consolidated financial statements and related notes in this Report.

General COVID-19 Pandemic Overview & Updates

While COVID-19 related shutdowns, mask mandates and social distancing requirements appear to be behind us, the impacts of the pandemic have continuing effect. The number of major films being released to exhibitors has increased, but the rents for such films are also increasing while the cinema exhibition exclusivity periods are shortening. The pandemic released the streaming “genie” from the bottle and that genie is unlikely ever to return to the bottle. Cinema attendance is improving but has not returned to pre-pandemic levels. In particular, we believe that older patrons have been slow to return to the cinemas. Films which do not achieve “blockbuster” status are still not bringing out movie goers commensurate with historic levels.

COVID-19 and its aftermath have had ongoing adverse impacts on our profitability and cash flow. We have enhanced cleaning protocols and supply chain disruptions and inflation have adversely affected our costs of goods sold. Government mandates and post-pandemic labor shortages have increased our cost of labor. Utility costs, insurance premiums and costs of borrowing have increased dramatically. Also, we are now paying the rents we deferred during the periods that our cinema operations were restricted due to COVID-19. While these rents have been accrued, they are adversely impacting our cash flow during this recovery period.

Nevertheless, we believe that with the re-recognition by distributors of the importance of the cinema release to the overall economic performance of their films and the increasing quantity and quality of film being released to the cinemas, the future prospects for our industry are good. Still, it is generally recognized that there are too many cinemas in the U.S., and we are reviewing and culling our poor performers. Fortunately, most of our cinemas are in good markets which are not, in our view, over-screened and we believe that oversupply is less an issue in post-pandemic Australia and New Zealand. We continue to receive and review proposals for new or available existing cinemas, and currently have four new builds cinemas in our Australia pipeline.

The COVID-19 pandemic had a significant impact on our global operations, forcing us to shut down all cinemas and lay off U.S. cinema level personnel beginning March 2020. During 2021, a majority of our cinemas reopened (some with occupancy restrictions in place), but admissions continued to be down from pre-pandemic levels due to a weaker slate of movies from the major studios and distributors. To address our negative cash flow situation during the pandemic, in 2021 we monetized non-core real estate assets, generating net cash that we used to pay down debt, fund necessary capital expenditures. Although most of our tenants remained open for business during the COVID-19 crisis, we experienced trading restrictions affecting third-party tenants at our ETCs in Australia and New Zealand. When health and safety measures finally subsided in 2022, our cinemas reopened for business, and our operations began to experience a return to normalcy. While 2022 had fewer wide releases than pre-COVID periods, the industry box office results significantly rebounded with the release of blockbuster films such as Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange: In The Multiverse of Madness, and concluded with the December 2022 release of Avatar: The Way of Water.

We are working to address the challenges of the post-COVID world. We are increasing automation and self-service options at the cinema level to reduce labor costs. We are continuing to focus on our food and beverage offerings and now have liquor licenses in every U.S. cinema where we believe that such an offering makes sense. We are experimenting with alternative content intended to attract a broader and more diversified range of patrons. With the return of high quality film to our cinemas, we have confidence that, while we still must deal with COVID legacy issues, we will return to profitability and to use cinema cash flow to once again support our real estate development activities.

Recent Box Office Improvements

The cinema industry continued its progressive recovery during the first quarter of 2023. The release of films such as Ant-Man and The Wasp: Quantumania, Creed III, and Avatar: The Way of Water, which continued to drive attendance levels in the first quarter despite being released in December 2022, continues to support our confidence in the long term viability of the global cinema business And, the success of these films reinforces the industry's resilience in the face of ongoing challenges such as labor shortages, supply chain constraints and rising costs. The continued enthusiasm of patrons for the movie-going experience and strong movie slates have been the driving forces behind this success. Avatar: The Way of Water, in particular, has shattered box office records, surpassing previous global box office records and to become the third highest grossing film of all time. These outstanding achievements are a testament to the continued enthusiasm of patrons for the magic of movies.

In recent weeks, the cinema industry has also benefitted from the release of the long anticipated Super Mario Brothers Movie, which was released on April 5, 2023. As of the date of this report, this title has achieved notable box office milestones such as the biggest worldwide opening of all time for an animated film and the second biggest opening of all time for a video game adaptation. Moreover, it became the first billion-dollar grossing film of 2023. The new year is off to a positive start and the release schedule for the remainder of the year gives us confidence that we will continue building on this box office momentum. The Q2 2023 movie slate is encouraging with Guardians of the Galaxy Vol .3, Spider-Man: Across the Spider-Verse, and a new Indiana Jones movie. Announced Q3 releases include, Mission Impossible: Dead Reckoning, Barbie, Oppenheimer, and Teenage Mutant Ninja Turtles: Mutant Mayhem. In the last quarter of 2023, Kraven: The Hunter, The Marvels, Hunger Games, Wonka, and Aqua-Man: The Lost Kingdom are scheduled to be released.

Real Estate Developments

In the United States, during the first quarter of 2022, we leased to Petco Animal Supplies Stores, Inc. (“Petco”), the cellar, ground floor, and second floor of our 44 Union Square property, representing approximately 42 percent of the leasable area of that building. Petco is in possession of the space and began paying cash rent in December 2022. Petco’s 44 Union Square store is expected to open to the public in mid-2023.

Though our real estate team continues to work to secure one or more tenants for the remaining space at 44 Union Square, we believe that the pandemic’s impact on the office leasing market in New York City and the slow pace of the “return to office” effort in New York City have adversely impacted and will continue to adversely impact our efforts to locate an office tenant for the space at 44 Union Square. We have mortgage financing in place for this project to cover leasing and tenant improvement costs of such space. We are currently exploring non-office and alterative uses of the remainder of the building.

All of our tenants are currently open for business at our Australian and New Zealand properties (with the exception of one tenant in Australia completing a new fit out). Most of the rentable retail portions of our Courtenay Central location in New Zealand continue to be closed due to seismic concerns, however, two tenants remain open and trading.

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

We believe these two business segments complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As a result of COVID-19, we relied more upon income from our real estate assets, and tapped into the imbedded value in those assets, to support our Company through the COVID-19 crisis. As COVID-19 impacts decrease, government restrictions ease, quality film product improves, and patrons return to our cinemas, we believe we will once again be able to rely on the cash flows generated by our cinema portfolio. However, we are at the current time cash flow negative, and have been relying upon borrowings and have identified certain non-core assets to monetize to support our liquidity. We are steadfast in our belief that this two-pronged, diversified international business strategy will keep carrying our Company through these difficult times as we continue to navigate the uncertainty and challenges posed by the recent macroeconomic challenges.

Key Performance Indicators

A key performance indicator utilized by management is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is our total Food & Beverage Revenues divided into our attendance.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of March 31, 2023, we have a total of 37 theater locations with elevated food and beverage menus (i.e. beyond traditional popcorn, soda and candy). We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our food and beverage operations. While ultimately, the profitability of our food and beverage operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis.

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

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of March 31, 2023.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count(3)	Count	Leased	Owned	Operating Brands
United States	Hawaii	8	88	8		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	23	228	22	1
Australia	Victoria	9	62	9		Reading Cinemas, State Cinema by Angelika
	New South Wales	6	44	5	1	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	3	22	2	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema
	Australia Total	28	213	23	5
New Zealand	Wellington	3	18	2	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	12	70	8	4
GRAND TOTAL		63	511	53	10

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)Our total location counts as of March 31, 2023, reflects all operating cinemas, plus the Reading Cinemas at Courtenay Central in New Zealand which remains closed while we address certain seismic issues.

Our cinema revenues consist primarily of cinema ticket sales, F&B sales, screen advertising, gift card purchases, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) operating costs, such as employment costs and utilities, and (iii) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality first run films and the number of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2022 Form 10-K. We now present a discussion of recent material developments.

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of March 31, 2023, were as follows:

•Armadale, Western Australia, Australia: On January 13, 2023, we took over an existing 6-screen cinema in Armadale, Australia, a suburb of Perth in Western Australia.

•By the end of 2023, we anticipate adding two new cinemas, totaling 13 screens, to our Australian cinema circuit. South City Square in Brisbane, QLD is an eight-screen complex, which will operate under the Angelika Film Center brand, and Busselton in Western Australia is a five-screen Reading Cinema with TITAN LUXE. Both new cinema complexes are part of broader shopping center developments currently under construction. Each will be a state-of-the-art facility, with recliner seating and elevated food and beverage offerings (including alcoholic beverages). Each will open in a market which we believe is currently underserved. In addition, our Board has authorized management to proceed with the negotiation of leases for two new state-of-the-art cinemas, one of which is in Australia and the other is in New Zealand.

Cinema Upgrades

As of March 31, 2023, the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count(6)	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	63	511
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	10	26
Premium (AU/NZ)(2)	16	41
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	18	n/a
Premium Seating (features recliner seating)	31	190
Liquor Licenses (5)	42	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium.  As of today, we have liquor licenses in 100% of the cinemas in the U.S. that we intend to operate long-term.  Two of these licenses will be activated shortly.  In Australia, we have one liquor licenses pending, and in New Zealand we have one liquor license pending.

Recent Enhancements:

United States

•Renovation Work: As of March 31, 2023, we have converted 110 of our 238 U.S. auditoriums to luxury recliner seating. We have an agreement in place with our landlord at the Dallas Angelika for a complete remodel of that cinema, which we anticipate will be completed in Q1 of 2024.

Australia and New Zealand

•Invercargill renovation: On July 25, 2022, we closed our Reading Cinemas in Invercargill, New Zealand for renovation. In conjunction with the development of a new shopping center, we renovated our Reading Cinemas to improve the lobby, add facilities for an elevated F&B offer, convert one screen to electric recliner seats, and integrate the cinema foyer into the new state-of-art shopping center. The renovated Reading Cinema re-opened on November 24, 2022 in conjunction with the launch of the shopping center.

•Other Cinema Upgrades: In addition, during the three-year period 2021 to 2023, we also improved Sunbury and State Cinema in Australia, with further renovation plans for Rouse Hill in New South Wales Australia and The Palms in New Zealand.

During 2023, we will continue to focus on the enhancement of our proprietary online ticketing capabilities and social media interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products that we are offering. We will also be focusing on post-COVID-19 technology improvements and contactless experiences.

Cinema Closures

None of our cinemas are currently closed due to COVID-19 or other contagious diseases. Our cinema in Wellington, New Zealand remains closed due to seismic concerns pending the redevelopment of that ETC. However, we still have approximately $9.5 million in deferred occupancy costs that must be repaid.

Ko’Olau was permanently closed on November 9, 2022. We are currently working on potentially closing two additional cinemas, neither of which we believe can be operated profitably in the current environment on any meaningful rent paying basis.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. As of March 31, 2023, we own the fee interests in both of our live theatres in Manhattan and in 10 of our cinemas (as presented in the table under Cinema Exhibition Overview). In addition, we:

•own our 44 Union Square property in Manhattan comprised of retail and office space which is currently in the lease-up phase. The cellar, ground floor, and second floor of the building are now fully leased to Petco, which is in occupancy of its premises on a full rent paying basis.

•own and operate four ETCs known as Newmarket Village (in a suburb of Brisbane), The Belmont Common (in a suburb of Perth), and Cannon Park (in Townsville) in Australia, and Courtenay Central (in Wellington) in New Zealand;

•own and operate our administrative office building in Culver City, California;

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

•own an approximately 26.6 acre property in Williamsport, Pennsylvania, currently leased to Transco Railway Products, Inc;

•own approximately 201-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia; and

•exercised our option to purchase the improvements and ground lease comprising our cinema, Village East by Angelika cinema, and headquarters building at 189 Second Avenue in Manhattan, such sale scheduled to close in July 2024.

For a breakdown of our real estate assets, made current by our discussion below, please refer to Part I, Item 1 – Our Business of our 2022 Form 10-K. We now present a discussion of recent material developments.

Value-creating Opportunities

The implementation of most of our Company’s real estate development plans have remained delayed due to the effects of the COVID-19 pandemic on the global cinema industry and the need to conserve capital and fund our cinema operation. However, we intend to continue to emphasize the prudent development of our real estate assets as we emerge from the pandemic.

United States:

•44 Union Square Redevelopment (New York, N.Y.) – We have made significant progress in the development of our 44 Union Square property in Manhattan. On January 27, 2022, we entered a long-term lease with Petco for the cellar, ground floor, and second floor of the building, representing 42% of the leasable area. While Petco is still in the process of constructing tenant improvements, it is now in occupancy of its premises on a full rent cash paying basis and we anticipate that this flagship store will be open for business to the public in the second quarter of this year. CBRE is currently engaged as our exclusive broker for the remaining space. While the space was originally designed for office uses, given the dramatic presence of the property on Union Square, the rebound in foot traffic being enjoyed by Union Square and our building’s great branding potential, we are considering, a range of uses beyond traditional office tenants, including short term and special purpose uses. While we cannot guarantee the successful leasing of the remaining space, our leasing team continues to actively pursue potential tenants.

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

•Orpheum Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was the home to STOMP. Due to COVID-19, no shows were presented between April 2020 and June 2021. Thereafter, performances were intermittent. During this period, we provided certain abatements. STOMP ultimately closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. A new show, The Empire Strips Back, has opened at the theatre and to date, has very strong advanced ticket sales by industry standards.

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

•The Philadelphia Viaduct and Adjacent Properties (Philadelphia, Pennsylvania) – This will be an area of focus for us in 2023. We have, in recent periods, begun the process of demolishing obsolete structures on the viaduct or on our properties adjacent to the Viaduct. These properties are currently carried on our balance sheet at $0 value.

•

Australia:

•Newmarket Village ETC, (Brisbane, Australia) – We continue to work on the expansion and upgrading of our Newmarket Village ETC. Our site includes a 23,000 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating development options for this space. The center is currently 97% leased.

•Cannon Park Center ETC, (Queensland, Australia) – We own two adjoining properties in Townsville, Queensland, Australia, Cannon Park City Center and Cannon Park Discount Center) comprising approximately 9.4-acres which we operate as our Cannon Park Center ETC. The total gross leasable area of the two properties is 105,000 square feet. Our multiplex cinema is the anchor tenant. These properties are currently 92% leased.

•The Belmont Common, (Belmont, Perth, Australia): The total gross leasable area of the Belmont Common is 60,117 Sq ft. Our multiplex cinema is the anchor tenant with five third-party tenants and our Reading Cinemas, the site is currently 100% leased.

New Zealand:

•Courtenay Central Redevelopment (Wellington) – Comprised of four parcels representing approximately 60,000 square feet of land in the entertainment core of Wellington, we anticipate that this redevelopment opportunity will be a principal focus over the next few years Progress on this site has been delayed due to a combination of Kaikoura earthquake (which necessitated the demolition of the nine-story parking garage comprising a part of the assemblage), seismic issues with the existing center, the COVID-19 pandemic, the cloud on title created by claims made by the counter party to a now terminated agreement to lease with respect to a portion of the property and recent economic headwinds from increasing interest rates, inflationary pressures and increasing labor and construction costs. Most recently, Cyclone Gabrielle hit the island nation on February 6, 2023, and has increased demands for (and as a result, the cost of) building materials and labor and may have a cooling effect on real estate development activities in New Zealand. Nevertheless, we remain optimistic about the development potential for our Courtenay Central property, given, among other things, the anticipated completion this year of the Takina Wellington Convention and Exhibition Center (wcec.co.nz), the capital’s first premium conference and exhibition space, the loosening of certain height and density restrictions, and the lack of comparable building sites..

For a complete list of our principal properties, see Part I, Item 2 – Properties under the heading “Investment and Development Property.”

Corporate Matters

Refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 17 – Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Please refer to our 2022 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and three months ended March 31, 2023, and March 31, 2022, respectively:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2023	March 31, 2022	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$41,987	$37,347	12%
Real estate	5,065	4,162	22%
Inter-segment elimination	(1,245)	(1,309)	5%
Total revenue	45,807	40,200	14%
Operating expense
Cinema exhibition	(42,899)	(39,812)	(8)%
Real estate	(2,215)	(2,157)	(3)%
Inter-segment elimination	1,245	1,309	(5)%
Total operating expense	(43,869)	(40,660)	(8)%
Depreciation and amortization
Cinema exhibition	(2,873)	(3,575)	20%
Real estate	(1,587)	(1,672)	5%
Total depreciation and amortization	(4,460)	(5,247)	15%
General and administrative expense
Cinema exhibition	(827)	(1,176)	30%
Real estate	(257)	(229)	(12)%
Total general and administrative expense	(1,084)	(1,405)	23%
Segment operating income
Cinema exhibition	(4,612)	(7,216)	36%
Real estate	1,006	104	>100%
Total segment operating income (loss)	$(3,606)	$(7,112)	49%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(179)	(277)	35%
General and administrative expense	(4,095)	(4,391)	7%
Interest expense, net	(4,117)	(3,205)	(28)%
Equity earnings of unconsolidated joint ventures	19	(65)	>100%
Gain (loss) on sale of assets	—	—	-%
Other income (expense)	174	(781)	>100%
Income before income taxes	(11,804)	(15,831)	25%
Income tax benefit (expense)	480	378	27%
Net income (loss)	(11,324)	(15,453)	27%
Less: net income (loss) attributable to noncontrolling interests	(213)	(99)	(>100)%
Net income (loss) attributable to Reading International, Inc.	$(11,111)	$(15,354)	28%
Basic earnings (loss) per share	$(0.50)	$(0.70)	29%

Consolidated and Non-Segment Results:

First Quarter Net Results

Revenue

Revenue for the quarter ended March 31, 2023, increased by $5.6 million, to $45.8 million, when compared to the same period in the prior year. This increase was attributable to a stronger and diversified film slate, along with rent income related to our tenant at our 44 Union Square property beginning November 2022.

Segment Operating Income/(Loss)

Our total segment operating loss for the quarter ended March 31, 2023, decreased by $3.5 million, from a loss of $7.1 million to a loss of $3.6 million, primarily due to our patrons returning to the theaters as a result of a stronger and more diversified film slate during the current reporting period, along with rent received from our tenant at our 44 Union Square property that did not occur in the first quarter of 2022.

During the first quarter 2023, both the Australia and New Zealand dollars devalued against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the three months in Q1 2023 decreased 5.5% compared to the same period in 2022. The average New Zealand dollar exchange rate against the U.S. dollar for the three months in Q1 2023 decreased 6.9% compared to the same period in 2022. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended March 31, 2023, decreased by $4.2 million, from a loss of $15.4 million to a loss of $11.1 million, when compared to the same period in the prior year. This change is largely due to our increased cinema revenue from a stronger and more diversified movie slate, along with rent received from our tenant at our 44 Union Square property that did not occur in the first quarter of 2022.

Income Tax Expense

Income tax benefit for the three months ended March 31, 2023, increased by $0.1 million compared to the equivalent prior-year period.  The change between 2023 and 2022 is primarily related to a decrease in reserve for valuation allowance.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and three months ended March 31, 2023, and March 31, 2022, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2023	% of Revenue	March 31, 2022	% of Revenue	Three Months Ended
REVENUE
United States	Admissions revenue	$12,044	29%	$9,648	26%	25%
	Food & beverage revenue	7,448	18%	6,097	16%	22%
	Advertising and other revenue	2,319	6%	1,772	5%	31%
		$21,811	52%	$17,517	47%	25%
Australia	Admissions revenue	$10,371	25%	$10,181	27%	2%
	Food & beverage revenue	5,634	13%	5,717	15%	(1)%
	Advertising and other revenue	1,207	3%	1,083	3%	11%
		$17,212	41%	$16,981	45%	1%
New Zealand	Admissions revenue	$1,805	4%	$1,746	5%	3%
	Food & beverage revenue	991	2%	942	3%	5%
	Advertising and other revenue	168	0%	161	0%	4%
		$2,964	7%	$2,849	8%	4%

Total revenue		$41,987	100%	$37,347	100%	12%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(6,238)	15%	$(5,231)	14%	(19)%
	Food & beverage cost	(1,981)	5%	(1,574)	4%	(26)%
	Occupancy expense	(6,113)	15%	(6,050)	16%	(1)%
	Other operating expense	(9,899)	24%	(8,306)	22%	(19)%
		$(24,231)	58%	$(21,161)	57%	(15)%
Australia	Film rent and advertising cost	$(4,366)	10%	$(4,440)	12%	2%
	Food & beverage cost	(1,209)	3%	(1,196)	3%	(1)%
	Occupancy expense	(4,292)	10%	(4,328)	12%	1%
	Other operating expense	(5,822)	14%	(5,755)	15%	(1)%
		$(15,689)	37%	$(15,719)	42%	-%
New Zealand	Film rent and advertising cost	$(772)	2%	$(720)	2%	(7)%
	Food & beverage cost	(192)	0%	(170)	0%	(13)%
	Occupancy expense	(789)	2%	(850)	2%	7%
	Other operating expense	(1,226)	3%	(1,192)	3%	(3)%
		$(2,979)	7%	$(2,932)	8%	(2)%

Total operating expense		$(42,899)	102%	$(39,812)	107%	(8)%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,483)	4%	$(1,900)	5%	22%
	General and administrative expense	(423)	1%	(776)	2%	45%
		$(1,906)	5%	$(2,676)	7%	29%
Australia	Depreciation and amortization	$(1,244)	3%	$(1,434)	4%	13%
	General and administrative expense	(404)	1%	(400)	1%	(1)%
		$(1,648)	4%	$(1,834)	5%	10%
New Zealand	Depreciation and amortization	$(146)	0%	$(242)	1%	40%
	General and administrative expense	—	0%	—	0%	-%
		$(146)	0%	$(242)	1%	40%

Total depreciation, amortization, general and administrative expense		$(3,700)	9%	$(4,752)	13%	22%
OPERATING INCOME (LOSS) – CINEMA
United States		$(4,326)	(10)%	$(6,320)	(17)%	32%
Australia		(125)	(0)%	(572)	(2)%	78%
New Zealand		(161)	(0)%	(325)	(1)%	50%
Total Cinema operating income (loss)		$(4,612)	(11)%	$(7,217)	(19)%	36%

First Quarter Results

Revenue

For the quarter ended March 31, 2023, cinema revenue increased by $4.6 million, to $42.0 million compared to the same period in the prior year. This increase is primarily driven by a higher quality and quantity of film product, such as Avatar: The Way of Water, Ant-Man and The Wasp: Quantumania, and Creed III, and continued willingness from patrons to return to the in-person experience of the big screen.

Cinema Segment Operating Income/(Loss)

Cinema segment operating loss for the quarter ended March 31, 2023, decreased by $2.6 million, to a loss of $4.6 million when compared to the same period in the prior year, due to a higher quantity and quality of tentpole films released during the first three months of 2023 and a decrease in depreciation and amortization and general and administrative expense of $1.1 million, partially offset by increased film rent as a result of tentpole movies, other increased operating expenses and the discontinuation of virtual print fees (VPFs) that were paid by the film companies to help finance the costs of converting our 35mm projectors to digital projector technology.

Operating expense

Operating expense for the quarter ended March 31, 2023, increased by $3.1 million, to $42.9 million, compared to the same quarter in the prior year. These increases are due to, as discussed above, increased film rent and other operating expenses and the negative impacts of the discontinuation of VPFs.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment and general and administrative expense for the three months ended March 31, 2023, decreased by $1.1 million, to $3.7 million, compared to the same period in the prior year. This decrease is due to a decrease in general and administrative expense which is attributable to recovery of doubtful debt that had previously been written off and a reduction in depreciation and amortization in the U.S. due to no replacement of aged assets in the first quarter of 2023.

Real Estate

The following table details our real estate segment operating results for the quarter and three months ended March 31, 2023 and March 31, 2022, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2023	% of Revenue	March 31, 2022	% of Revenue	Three Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$339	7%	$516	12%	(34)%
	Property rental income	1,215	24%	160	4%	>100%
		1,554	31%	676	16%	>100%
Australia	Property rental income	3,137	62%	3,130	75%	-%
New Zealand	Property rental income	374	7%	356	9%	5%

Total revenue		$5,065	100%	$4,162	100%	22%
OPERATING EXPENSE
United States	Live theatre cost	$(172)	3%	$(177)	4%	3%
	Property cost	(441)	9%	(325)	8%	(36)%
	Occupancy expense	(243)	5%	(256)	6%	5%
		(856)	17%	(758)	18%	(13)%
Australia	Property cost	(512)	10%	(470)	11%	(9)%
	Occupancy expense	(483)	10%	(522)	13%	7%
		(995)	20%	(992)	24%	-%
New Zealand	Property cost	(262)	5%	(306)	7%	14%
	Occupancy expense	(102)	2%	(101)	2%	(1)%
		(364)	7%	(407)	10%	11%

Total operating expense		$(2,215)	44%	$(2,157)	52%	(3)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(739)	15%	$(754)	18%	2%
	General and administrative expense	(176)	3%	(227)	5%	22%
		(915)	18%	(981)	24%	7%
Australia	Depreciation and amortization	$(648)	13%	$(692)	17%	6%
	General and administrative expense	(81)	2%	(2)	0%	(>100)%
		(729)	14%	(694)	17%	(5)%
New Zealand	Depreciation and amortization	(200)	4%	(226)	5%	12%
	General and administrative expense	—	0%	—	0%	-%
		(200)	4%	(226)	5%	12%
Total depreciation, amortization, general and administrative expense		$(1,844)	36%	$(1,901)	46%	3%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(217)	(4)%	$(1,063)	(26)%	80%
Australia		1,413	28%	1,444	35%	(2)%
New Zealand		(190)	(4)%	(277)	(7)%	31%
Total real estate operating income (loss)		$1,006	20%	$104	2%	>100%

First Quarter Results

Revenue

Real estate revenue for the quarter ended March 31, 2023, increased by $0.9 million to $5.1 million, compared to the same period in the prior year. This increase was due to the recognition of rental income from our tenant at our 44 Union Square property, which did not occur in the same period of prior year.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended March 31, 2023, increased by $0.9 million, to $1.0 million, compared to the same period in the prior year. This change is attributable to rent recognized in Q1 2023 from our tenant at our 44 Union Square property, that did not occur in the same period of the prior year.

Operating Expense

Operating expense for the quarter ended March 31, 2023, increased by $0.1 million, to $2.2 million. This increase in expenses is related to increases in utilities, insurance, and security.

LIQUIDITY AND CAPITAL RESOURCES

Our Financing Strategy

Prior to the interruption to our revenues caused by the COVID-19 pandemic, we used cash generated from operations and other excess cash to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This provided us with availability under our loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary.

However, disruptions to our cinema cash flow caused by the COVID-19 pandemic, government efforts to address the pandemic, and the resulting aftermath of the pandemic and those efforts have made it necessary for us to defer capital expenditures and to rely on borrowings and the proceeds of asset monetizations to cover our costs of operations.

Our bank loans with Bank of America, NAB, and Westpac require that our Company comply with certain covenants. Furthermore, our Company’s use of loan funds from NAB and Westpac is limited due to limitations on the expatriation of funds from Australia and New Zealand to the United States. We believe that our lenders understand that the current situation, relating to the COVID-19 pandemic, is not of our making, that we are doing everything that can reasonably be done, and that, generally speaking, our relationship with our lenders is good.

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

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 12 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The changes in cash and cash equivalents for the three months ended March 31, 2023, and March 31, 2022, respectively, are discussed as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022	% Change
Net cash provided by (used in) operating activities	$(11,552)	$(14,062)	18%
Net cash provided by (used in) investing activities	(1,527)	(1,775)	14%
Net cash provided by (used in) financing activities	(1,409)	(1,606)	12%
Effect of exchange rate on cash and restricted cash	(114)	687	(>100)%
Increase (decrease) in cash and cash equivalents and restricted cash	$(14,602)	$(16,756)	13%

Operating activities

Cash used in operating activities for the three months ended March 31, 2023, decreased by $2.5 million, to $11.6 million. This was driven by an improved cinema operating performance compared to the prior year period and recognition of rental income from our tenant, at our 44 Union Square property, which did not occur in the same period of prior year.

Investing activities

Cash used in investing activities during the three months ended March 31, 2023, was $1.5 million, an increase of $0.2 million compared to the same period of prior year.

Financing activities

Cash used in financing activities for the three months ended March 31, 2023, decreased by $0.2 million, to $1.4 million due to higher debt repayments in Q1 2022 when compared to Q1 2023, discussed in Part 1 – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 12 – Borrowings.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the first quarter ended March 31, 2023, and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	March 31, 2023	2022	2021	2020	2019
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$14,628	$29,947	$83,251	$26,826	$12,135
Unused borrowing facility	12,000	12,000	12,000	15,490	73,920
Restricted for capital projects	12,000	12,000	12,000	9,377	13,952
Unrestricted capacity	—	—	—	6,113	59,968
Total resources at period end	26,628	41,947	95,251	42,316	86,055
Total unrestricted resources at period end	14,628	29,947	83,251	32,939	72,103
Debt-to-Equity Ratio
Total contractual facility	$225,401	$227,633	$248,948	$300,449	$283,138
Total debt (gross of deferred financing costs)	213,401	215,633	236,948	284,959	209,218
Current	48,101	38,026	12,060	42,299	37,380
Non-current	165,300	177,607	224,888	242,660	171,838
Finance lease liabilities	20	28	209	—	—
Total book equity	50,972	63,279	105,060	81,173	139,616
Debt-to-equity ratio	4.19	3.41	2.26	3.51	1.50
Changes in Working Capital
Working capital (deficit)(2)	$(94,195)	$(74,152)	$(6,673)	$(64,140)	$(84,138)
Current ratio	0.26	0.39	0.94	0.47	0.24
Capital Expenditures (including acquisitions)	$1,527	$9,780	$14,428	$16,759	$47,722

(1)Please refer to Part II – Notes to Consolidated Financial Statements-- Note 2 – Summary of Significant Accounting Policies – Prior Period Financial Statements Correction of Immaterial Errors of the 2022 Form 10-K for the prior period adjustments for accounting for accrued sales tax deemed not material.

(2)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of March 31, 2023, we had $14.6 million in cash and cash equivalents compared to $29.9 million on December 31, 2022. On March 31, 2023, our total outstanding borrowings were $213.4 million compared to $215.6 million on December 31, 2022.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2023:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt(1)	$39,192	$137,031	$300	$314	$7,502	$—	$184,339
Operating leases, including imputed interest	25,120	32,128	30,157	28,218	25,879	136,670	278,172
Finance leases, including imputed interest	20	—	—	—	—	—	20
Subordinated debt(1)	563	586	—	—	27,913	—	29,062
Pension liability	855	684	684	684	684	110	3,701
Estimated interest on debt (2)	12,596	7,922	2,751	2,737	1,220	—	27,226
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$78,346	$184,251	$33,892	$31,953	$63,198	$136,780	$528,420

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

Please refer to Part I, Item 3 – Legal Proceedings in our 2022 Form 10-K for more information. There have been no material changes to our litigation since our 2022 Form 10-K, except as set forth in Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q. This note sets out our litigation accounting policies.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the first quarter and three months ended March 31, 2023.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the first quarter and three months ended March 31, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding the closures and reopening of our cinemas and theatres, including our expectations regarding renovations and addition of cinemas; our expectations regarding the long-term impacts of the COVID-19 pandemic on customers’ desires for social interaction our expected operating results, including the long-term impact of the COVID-19 pandemic and our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our expectations regarding the commencement of operations of certain cinemas; our expectations regarding the timing of new cinemas being added to the circuit; our expectations regarding the timing of The Empire Strips Back beginning performances; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the timing of the completions our renovation projects, our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; and our expectations of our liquidity and capital requirements and the allocation of funds.

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

•the adverse continuing impact of the COVID-19 pandemic, and other contagious diseases and the adverse effects on our anticipated cinema operations should there be further closings or restrictions mandated as a result of other pandemics or diseases;

•the adverse continuing effects of the COVID-19 pandemic or other contagious diseases on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•the adverse continuing impact of the COVID-19 pandemic or other contagious diseases on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;

•the decrease in attendance at our cinemas and theatres due to (i) continued health and safety concerns, (ii) a change in consumer behavior in favor of alternative forms or mediums of entertainment, and (iii) additional regulatory requirements limiting our seating capacity;

•reduction in operating margins (or negative operating margins) due to the implementation of health and safety protocols;

•potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 or other contagious diseases while at one of our facilities;

•unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or other contagious diseases or to otherwise conduct work under any revised work environment protocols;

•the continuing adverse impact that the COVID-19 pandemic or other contagious diseases may continue to have on the national and global macroeconomic environment;

•competition from cinema operators who have successfully used debtor laws or government grants to reduce their debt and/or rent exposure;

•the uncertainty as to the scope and extent of government responses to the COVID-19 pandemic or other contagious diseases;

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

•the impact of the COVID-19 pandemic or other contagious diseases may continue to affect many of our tenants at our real estate operations in the United States, Australia, and New Zealand, their ability to pay rent, and to stay in business;

•the impact of the COVID-19 pandemic or other contagious diseases on our construction projects and on our ability to open construction sites and to secure needed labor and materials;

•the impact of the COVID-19 pandemic or other contagious diseases on real estate valuations in major urban centers, such as New York;

•uncertainty as to governmental responses to COVID-19 or other contagious diseases;

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended March 31, 2023. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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
2023
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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the first quarter of 2023, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 5.5% and 6.9%, respectively, compared to the same period prior year.

At March 31, 2023, approximately 34.3% and 8.6% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $3.7 million in cash and cash equivalents. At December 31, 2022, approximately 34.1% and 8.4% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately ($14.6) million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $0.8 million and $0.8 million for the quarter and three months ended March 31, 2023, respectively. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of March 31, 2023, and December 31, 2022, the balance of cumulative foreign currency translation adjustments were approximately a $1.5 million loss and a $0.7 million gain, respectively.

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

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less. Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition. The negative spread between our borrowing costs and earned interest will exacerbate as we hold cash to provide a safety net to meet our expenses.

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $413,000 increase or decrease in our quarterly interest expense.

For further discussion on market risks, please refer to Part I, Item 1A – Risk Factors included on our 2022 Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Part I, Item 3 – Legal Proceedings, contained in our 2022 Form 10-K.

Item 1A – Risk Factors

In addition to the risk factors previously disclosed in our 2022 Form 10-K, the following risk factor was identified:

None.

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

10

1

10.1*†	Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated March 30, 2023, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

___________________

* Filed herewith

** Furnished herewith.

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

Date: May 15, 2023

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: May 15, 2023

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer