Form 10-Q
period 2023-06-30
READING INTERNATIONAL INC
filed 2023-08-14
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-8625

READING INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification Number)
189 Second Avenue, Suite 2S New York, New York (Address of principal executive offices)	10003 (Zip Code)

Registrant’s telephone number, including area code: (213) 235-2240

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	RDI	The Nasdaq Stock Market LLC
Class B Voting Common Stock, $0.01 par value	RDIB	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2023, there were 20,592,834 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$15,511	$29,947
Restricted cash	6,330	5,032
Receivables	5,447	6,206
Inventories	1,522	1,616
Derivative financial instruments - current portion	64	907
Prepaid and other current assets	5,725	3,804
Land and property held for sale	11,656	—
Total current assets	46,255	47,512
Operating property, net	267,558	286,952
Operating lease right-of-use assets	189,008	200,417
Investment and development property, net	8,502	8,792
Investment in unconsolidated joint ventures	4,538	4,756
Goodwill	25,048	25,504
Intangible assets, net	2,197	2,391
Deferred tax asset, net	456	447
Other assets	8,680	10,284
Total assets	$552,242	$587,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$39,435	$42,590
Film rent payable	5,609	5,678
Debt - current portion	47,259	37,279
Subordinated debt - current portion	766	747
Taxes payable - current	1,797	300
Deferred revenue	8,766	10,286
Operating lease liabilities - current portion	23,732	23,971
Other current liabilities	839	813
Total current liabilities	128,203	121,664
Debt - long-term portion	136,993	148,688
Subordinated debt, net	27,061	26,950
Noncurrent tax liabilities	5,776	7,117
Operating lease liabilities - non-current portion	188,016	200,037
Other liabilities	18,627	19,320
Total liabilities	$504,676	$523,776
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,528,994 issued and 20,592,834 outstanding at June 30, 2023 and
33,348,295 issued and 20,412,185 outstanding at December 31, 2022	236	235
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2023 and December 31, 2022	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	154,290	153,784
Retained earnings/(deficits)	(62,705)	(48,816)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(3,990)	(1,957)
Total Reading International, Inc. stockholders’ equity	47,441	62,856
Noncontrolling interests	125	423
Total stockholders’ equity	47,566	63,279
Total liabilities and stockholders’ equity	$552,242	$587,055

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Cinema	$61,056	$61,770	$103,042	$99,117
Real estate	3,999	2,741	7,819	5,595
Total revenue	65,055	64,511	110,861	104,712
Costs and expenses
Cinema	(51,364)	(50,769)	(93,019)	(89,271)
Real estate	(2,104)	(2,206)	(4,319)	(4,363)
Depreciation and amortization	(4,689)	(5,247)	(9,329)	(10,771)
Impairment expense	—	(1,549)	—	(1,549)
General and administrative	(5,109)	(6,312)	(10,288)	(12,107)
Total costs and expenses	(63,266)	(66,083)	(116,955)	(118,061)
Operating income (loss)	1,789	(1,572)	(6,094)	(13,349)
Interest expense, net	(4,874)	(3,343)	(8,991)	(6,548)
Other income (expense)	(86)	3,773	91	2,990
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(3,171)	(1,142)	(14,994)	(16,907)
Equity earnings of unconsolidated joint ventures	207	237	226	172
Income (loss) before income taxes	(2,964)	(905)	(14,768)	(16,735)
Income tax benefit (expense)	103	(1,538)	583	(1,160)
Net income (loss)	$(2,861)	$(2,443)	$(14,185)	$(17,895)
Less: net income (loss) attributable to noncontrolling interests	(83)	(7)	(296)	(105)
Net income (loss) attributable to Reading International, Inc.	$(2,778)	$(2,436)	$(13,889)	$(17,790)
Basic earnings (loss) per share	$(0.12)	$(0.11)	$(0.63)	$(0.81)
Diluted earnings (loss) per share	$(0.12)	$(0.11)	$(0.63)	$(0.81)
Weighted average number of shares outstanding–basic	22,262,214	22,040,512	22,183,618	21,995,186
Weighted average number of shares outstanding–diluted	23,502,506	22,952,960	23,423,910	22,907,634

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,861)	$(2,443)	$(14,185)	$(17,895)
Foreign currency translation gain (loss)	(589)	(9,668)	(1,352)	(6,989)
Gain (loss) on cash flow hedges	(205)	395	(788)	1,194
Other	53	54	107	101
Comprehensive income (loss)	(3,602)	(11,662)	(16,218)	(23,589)
Less: net income (loss) attributable to noncontrolling interests	(83)	(7)	(296)	(105)
Less: comprehensive income (loss) attributable to noncontrolling interests	(1)	1	(2)	1
Comprehensive income (loss)	$(3,518)	(11,656)	$(15,920)	$(23,485)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net income (loss)	$(14,185)	$(17,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(226)	(172)
Distributions of earnings from unconsolidated joint ventures	338	288
(Gain) loss recognized on foreign currency transactions	—	(2,312)
Loss provision on impairment of asset	—	1,549
Amortization of operating leases	9,290	11,713
Amortization of finance leases	15	23
Change in operating lease liabilities	(10,059)	(11,688)
Change in net deferred tax assets	(31)	(270)
Depreciation and amortization	9,329	10,771
Other amortization	753	767
Stock based compensation expense	751	882
Net changes in operating assets and liabilities:
Receivables	719	(77)
Prepaid and other assets	(1,341)	(1,131)
Payments for accrued pension	(171)	(342)
Accounts payable and accrued expenses	(2,540)	464
Film rent payable	(25)	(485)
Taxes payable	1,512	(8,741)
Deferred revenue and other liabilities	(2,937)	(901)
Net cash provided by (used in) operating activities	(8,808)	(17,557)
Investing Activities
Purchases of and additions to operating and investment properties	(3,430)	(3,661)
Contributions to unconsolidated joint ventures	—	(33)
Net cash provided by (used in) investing activities	(3,430)	(3,694)
Financing Activities
Repayment of borrowings	(3,258)	(3,889)
Repayment of finance lease principal	(16)	(24)
Proceeds from borrowings	3,154	—
Capitalized borrowing costs	(349)	(214)
(Cash paid) proceeds from the settlement of employee share transactions	(243)	(83)
Noncontrolling interest contributions	—	4
Noncontrolling interest distributions	—	(43)
Net cash provided by (used in) financing activities	(712)	(4,249)
Effect of exchange rate on cash and restricted cash	(188)	(1,622)
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,138)	(27,122)
Cash and cash equivalents and restricted cash at the beginning of the period	34,979	88,571
Cash and cash equivalents and restricted cash at the end of the period	$21,841	$61,449

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$15,511	$49,905
Restricted cash	6,330	11,544
	$21,841	$61,449

Supplemental Disclosures
Interest paid	$7,724	$5,526
Income taxes (refunded) paid	(728)	9,637
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	3,255	2,727

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

The table below summarizes the results of operations for each of our business segments for the quarter and six months ended June 30, 2023, and 2022, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Revenue:
Cinema exhibition	$61,056	$61,770	$103,042	$99,117
Real estate	5,217	4,032	10,282	8,195
Inter-segment elimination	(1,218)	(1,291)	(2,463)	(2,600)
	$65,055	$64,511	$110,861	$104,712
Segment operating income (loss):
Cinema exhibition	$4,474	$3,452	$(141)	$(3,765)
Real estate	1,286	(88)	2,291	21
	$5,760	$3,364	$2,150	$(3,744)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Segment operating income (loss)	$5,760	$3,364	$2,150	$(3,744)
Unallocated corporate expense
Depreciation and amortization expense	(176)	(268)	(355)	(546)
General and administrative expense	(3,794)	(4,668)	(7,889)	(9,059)
Interest expense, net	(4,875)	(3,343)	(8,991)	(6,548)
Equity earnings of unconsolidated joint ventures	207	237	226	172
Other income (expense)	(86)	3,773	91	2,990
Income (loss) before income tax expense	$(2,964)	$(905)	$(14,768)	$(16,735)

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

Operating results for the quarter and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Note 3 – Impact of COVID-19 Pandemic and the Writers and Actors Strike on Operations and Liquidity

Cinema Segment Ongoing Impacts

With respect to the COVID-19 pandemic, the World Health Organization has declared that the COVID-19 emergency has passed. However, the legacy of COVID-19 continues to negatively impact the profitability of our cinema operating segment. The following factors, which are largely beyond our control, continue to impact the profitability of our global cinema segment compared to pre-pandemic levels:

(i)The number of movies released by the major Hollywood studios and other distributors, while increasing from pandemic levels, has not yet returned to pre-pandemic levels;

(ii)Inflationary pressures, ongoing supply chain issues and increased operating expenses arising post-pandemic;

(iii)Labor cost increases (resulting from a combination of government mandates and labor shortages);

(iv)Reserve banks in the U.S., Australia and New Zealand have increased interest rates causing our cost of borrowing to increase materially; and

(v)Increased fixed costs, such as third party cinema rents, some of which are increasing due to long ago negotiated fixed rent increases, which are exacerbated on a cash flow basis now by our need to also pay certain rent deferrals due to the periods when our operations were closed or restricted due to the COVID-19 pandemic.

Notwithstanding the above, our global cinema segment operating income has increased from the second quarter of 2022 and other pandemic periods. Movies leading the box office during this period included The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, The Little Mermaid and Spider-Man: Across the Spider-Verse. At $4.47 million, the global cinema segment operating income reported in this Form 10Q is the highest reported since the fourth quarter of 2019. In addition, in July 2023, our global cinema segment reported the highest revenues for a July period since 2018 due to the enormous success of Barbie and Oppenheimer. Despite the fact that our industry has not fully returned to pre-COVID-19 pandemic levels, our industry is recovering.

In addition to the above factors impacting our global cinema business, we are also monitoring the two ongoing Hollywood union strikes (the “Hollywood Strikes”): (i) since May 2, 2023, the Writers Guild of America (“WGA”) and (ii) since July 14, 2023, the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”), have each been on strike against the Alliance of Motion Picture and Television Producers (“AMPTP”), which represents major Hollywood studios and streamers. As of today, the future movie release schedule for the global cinema industry for the remainder of 2023, 2024 and 2025 could potentially be impacted by the Hollywood Strikes because (i) production on nearly all AMPTP-associated film and television projects featuring WGA members and SAG-AFTRA talent have stopped while the Hollywood Strikes are ongoing and (ii) the full work-stoppage orders for SAG members also prohibits participation in promoting their SAG-AFTRA-certified work, past or present, including press tours, red carpets and festival appearances. Certain movies scheduled for the third and fourth quarter of 2023 have been postponed to later dates or are yet to be re-dated. The duration of the Hollywood Strikes will determine whether additional movies are re-scheduled and the impact to the future movie release schedule. Because the Hollywood Strikes impact the entire entertainment industry, in addition to the direct parties to the negotiations, we believe that the Strikes should not extend past the fourth quarter 2023, noting that WGA and AMPTP resumed negotiating talks on Friday, August 11, 2023.

In light of the above factors impacting our global cinema segment, our Company continues its cost-reduction efforts in our cinema operating segment, including, but not limited to, restricting utilities and essential operating expenses to the minimum levels necessary, reducing employment costs by limiting hours of operation and/or shifts and increasing reliance on automation, and minimizing capital outlays. We continue to work with our landlords to manage our rent obligations. We have terminated cinema leases where their long-term profitability is in sufficient doubt.

Our Real Estate operating segment has been less impacted by the legacy impacts of the COVID-19 pandemic, with the exception of our assets associated with office space, such as 44 Union Square in New York City.

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. The evaluation of the going concern assertion involves firstly considering whether it is probable that our Company has sufficient resources, as at the issue date of the financial statements, to meet its obligations as they fall due for twelve months following the issue date. Should it be probable that there are not sufficient resources, we must determine whether it is probable that our plans will mitigate the consequential going concern substantial doubt. Our evaluation is informed by current operating conditions (including the recent box office successes), liquidity positions, debt obligations, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well since the onset of COVID-19 and is key to management’s overall evaluation of ASC 205-40 Going Concern. As at December 31, 2022, in our Form 10-K, we reported that our plans were probable of being implemented and thus they alleviated the substantial doubt about our Company’s ability to continue as a going concern.

We have $48.5 million of debt maturing in the twelve months from the issue of this Form 10-Q. $22.2 million of this debt comes due on October 3, 2023. As at June 30, 2023, we have cash of $15.5 million and negative working capital of $81.9 million. To alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve-months, these loans need to be refinanced, our revenues and net income need to improve, and/or funds need to be raised through asset monetization.

We believe that it is probable that these outstanding loans with current maturities will be extended on terms acceptable to us. The maturity date of our loan on the Cinemas 123 from Valley National Bank was extended from April 1, 2023, to July 3, 2023, then to October 3, 2023 to allow additional time to complete refinancing under a term sheet. We believe that we have sufficient time to address our Santander ($8.0 million) and our Westpac ($8.5 million) facilities, due in the fourth quarter of 2023 and the first quarter of 2024, respectively. We have extended our NAB facility to July 31, 2025. We have begun active processes to monetize certain assets as detailed in Note 6. Based on our successes in 2021, we believe these processes will be successful. As we monitor the cinema market conditions (such as improving box office and progression of the Hollywood Strike negotiations), we are also currently exploring the sale of other real estate assets to further enhance our liquidity conditions for the long-term future of the Company.

Notwithstanding some temporary release schedule impacts from the Hollywood Strikes, we believe that the global cinema industry will continue to recover in 2023 and into 2024 and 2025. This belief underpins our forecasts and cash flow projections. Our forecasts rely upon, among other things, the current industry movie release schedule, which demonstrates an increased number of movies from the major studios and other distributors and an improvement in the quality of the movie titles, and the public’s demonstrable desire to attend movies in a theatrical environment. These named factors are both out of management’s control and are material, individually and in aggregate, to the realization of management’s forecasts and expectations.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. In 2022, when considered necessary, our Company performed quantitative recoverability tests of the carrying values of all its asset groups. These tests compare the carrying values of all asset groups to the estimated undiscounted future cash flows expected to result from the use of those asset groups. As a result of this testing, we recorded $1.5 million of impairment charges against certain cinema asset groups in the second quarter of 2022. The charges related to cinemas whose performance had not improved commensurate with the wider group. No further impairment charges were recorded in the remainder of the year. No impairment charges were recorded in six months of 2023. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and its aftermath, with government policy related to work-place regulation, increasing interest rates, inflationary impacts and with ongoing theatrical release patterns and applicable film rent, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2022. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. No additional triggering events were identified in the first six months of 2023, and therefore no goodwill impairment testing or charges were necessary. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and its aftermath, with government policy related to work-place regulation, increasing interest rates, inflationary impacts and with ongoing theatrical release patterns and applicable film rent and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, we have looked to our overseas operations to cover an increasing portion of our domestic general and administrative costs. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2023. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
	June 30, 2023		December 31, 2022	June 30, 2022
Spot Rate
Australian Dollar	0.6663		0.6805	0.6905
New Zealand Dollar	0.6133		0.6342	0.6245
Average Rate
Australian Dollar	0.6681	0.6761	0.6946	0.7143	0.7192
New Zealand Dollar	0.6186	0.6243	0.6357	0.6500	0.6631

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(2,778)	(2,436)	$(13,889)	$(17,790)
Denominator:
Weighted average number of common stock – basic	22,262,214	22,040,512	22,183,618	21,995,186
Weighted average dilutive impact of awards	1,240,292	912,448	1,240,292	912,448
Weighted average number of common stock – diluted	23,502,506	22,952,960	23,423,910	22,907,634
Basic earnings (loss) per share	$(0.12)	(0.11)	$(0.63)	$(0.81)
Diluted earnings (loss) per share	$(0.12)	(0.11)	$(0.63)	$(0.81)
Awards excluded from diluted earnings (loss) per share	205,122	912,448	205,122	912,448

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first six months of 2023 and 2022.

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

Note 6 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at June 30, 2023 and December 31, 2022, is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Land	$60,391	$67,392
Building and improvements	206,380	213,226
Leasehold improvements	60,484	64,230
Fixtures and equipment	190,714	194,753
Construction-in-progress	6,116	6,839
Total cost	524,085	546,440
Less: accumulated depreciation	(256,527)	(259,488)
Operating property, net	$267,558	$286,952

Depreciation expense for operating property was $4.7 million and $9.3 million for the quarter and six months ended June 30, 2023, respectively, and $5.3 million and $10.6 million for the quarter and six months ended June 30, 2022, respectively.

Investment and Development Property, net

Our investment and development property as of June 30, 2023 and December 31, 2022, is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Land	$3,730	$3,857
Construction-in-progress (including capitalized interest)	4,772	4,935
Investment and development property	$8,502	$8,792

Construction-in-Progress – Operating and Investment Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2023 are shown below:

(Dollars in thousands)	Balance, December 31, 2022	Additions during the period	Completed during the period	Foreign currency translation	Balance, June 30, 2023
Courtenay Central development	6,380	—	—	(211)	6,169
Cinema developments and improvements	2,990	1,121	(567)	(31)	3,513
Other real estate projects	2,404	1,032	(2,222)	(8)	1,206
Total	$11,774	$2,153	$(2,789)	$(250)	$10,888

Disposal Groups Held for Sale

Culver City, Los Angeles

In May 2023, we classified our Culver City administrative building, commonly known as 5995 Sepulveda Bldv, as held for sale. Our book value (as opposed to fair value) of the property is $11.2 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. The disposal group consists of land, a building and various leasehold improvements. We expect to complete the sale within 12 months. The property is currently incumbered with an $8.5 million first mortgage which will be due on sale. We have retained Newmarket as our exclusive agent for the marketing of this property.

2483 Trenton Avenue, Williamsport, Pennsylvania

In June 2023, we classified our 26.6 acre property at 2483 Trenton Avenue, Williamsport, Pennsylvania, as held for sale at the lower of cost and fair value less costs to sell. The current book value (as opposed to fair value) of the property is $460,000. The property is part of our historic railroad operations, consisting of land and an 18,000 square foot industrial building. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months. The property is unencumbered. We have retained CBRE as our exclusive agent for the marketing of this property.

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

The components of lease expense were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$8	$11	$15	$23
Interest on lease liabilities	—	1	1	2
Operating lease cost	8,226	8,405	16,408	16,809
Variable lease cost	399	218	669	119
Total lease cost	$8,633	$8,635	$17,093	$16,953

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2023	2022
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$17	$25
Operating cash flows for operating leases	16,849	17,801
Right-of-use assets obtained in exchange for new operating lease liabilities	1,633	66

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Operating leases
Operating lease right-of-use assets	$189,008	$200,417
Operating lease liabilities - current portion	23,732	23,971
Operating lease liabilities - non-current portion	188,016	200,037
Total operating lease liabilities	$211,748	$224,008
Finance leases
Property plant and equipment, gross	360	363
Accumulated depreciation	(350)	(338)
Property plant and equipment, net	$10	$25
Other current liabilities	11	28
Total finance lease liabilities	$11	$28

Other information
Weighted-average remaining lease term - finance leases	0	1
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.21%	5.21%
Weighted-average discount rate - operating leases	4.55%	4.55%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2023	$16,693	$11
2024	31,556	—
2025	29,526	—
2026	27,619	—
2027	25,287	—
Thereafter	141,751	—
Total lease payments	$272,432	$11
Less imputed interest	(60,684)	—
Total	$211,748	$11

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Components of lease income
Lease payments	$2,765	2,034	$5,392	$4,104
Variable lease payments	176	141	393	273
Total lease income	$2,941	$2,175	$5,786	$4,377

The book value of underlying assets under operating leases from owned assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Building and improvements
Gross balance	$126,690	$136,749
Accumulated depreciation	(21,026)	(26,148)
Net Book Value	$105,664	$110,601

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2023	$5,238
2024	9,897
2025	9,493
2026	7,939
2027	6,759
Thereafter	28,010
Total	$67,336

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2023, and December 31, 2022.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2022	$20,280	$5,224	$25,504
Foreign currency translation adjustment	(456)	—	(456)
Balance at June 30, 2023	$19,824	$5,224	$25,048

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2023. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2023, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of June 30, 2023, and December 31, 2022, respectively.

	As of June 30, 2023
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$11,262	$9,058	$4,865	$25,185
Less: Accumulated amortization	(11,040)	(7,917)	(4,007)	(22,964)
Less: Impairments	—	—	(24)	(24)
Net intangible assets other than goodwill	$222	$1,141	$834	$2,197

	As of December 31, 2022
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,216	$9,058	$4,915	$26,189
Less: Accumulated amortization	(11,964)	(7,838)	(3,956)	(23,758)
Less: Impairments	—	—	(40)	(40)
Net intangible assets other than goodwill	$252	$1,220	$919	$2,391

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2023

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beneficial lease amortization	$21	$22	$43	$44
Other amortization	54	132	101	267
Total intangible assets amortization	$75	$154	$144	$311

Note 9 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2023, and December 31, 2022:

		June 30,	December 31,
(Dollars in thousands)	Interest	2023	2022
Rialto Cinemas	50.0%	$852	$920
Mt. Gravatt	33.3%	3,686	3,836
Total investments		$4,538	$4,756

For the quarter and six months ended June 30, 2023 and 2022, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Rialto Cinemas	$1	$33	$(39)	$(52)
Mt. Gravatt	206	204	265	224
Total equity earnings	$207	$237	$226	$172

Note 10 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Prepaid and other current assets
Prepaid expenses	$2,472	$1,859
Prepaid taxes	1,155	1,687
Income taxes receivable	562	—
Prepaid rent	1,263	—
Deposits	242	233
Interest receivable	14	8
Investments in marketable securities	17	17
Total prepaid and other current assets	$5,725	$3,804
Other non-current assets
Other non-cinema and non-rental real estate assets	675	1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,160	8,302
Long-term deposits	7	10
Total other non-current assets	$8,680	$10,284

Note 11 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was 3.9% and (6.9%) for the six months ended June 30, 2023 and 2022, respectively.  The difference is primarily due to a decrease in both reserve for unrecognized tax benefits and reserve for valuation allowance in 2023.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 12 – Borrowings

Our Company’s borrowings at June 30, 2023 and December 31, 2022, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2023
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,061	9.30%	9.30%
Bank of America Credit Facility (US)	September 4, 2024	24,550	24,550	24,404	10.75%	10.75%
Cinemas 1, 2, 3 Term Loan (US)	October 3, 2023	22,232	22,232	22,177	6.63%	6.63%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,990	6.00%	5.15%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,539	8,539	8,486	4.64% / 4.44%	4.61%
Union Square Financing (US)	May 6, 2024	55,000	46,155	45,593	12.06%	12.06%
Purchase Money Promissory Note (US)	September 18, 2024	964	964	964	5.00%	5.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU) (4)	June 30, 2024	66,963	66,963	66,916	5.64%	5.64%
Westpac Bank Corporate (NZ)	January 1, 2024	8,488	8,488	8,488	8.20%	8.20%
		$222,649	$213,804	$212,079

(1)Net of deferred financing costs amounting to $1.7 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 5.15%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2023.

(4)This financing arrangement was extended after June 30, 2023.

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

(5)This financing facility was extended after December 31, 2022.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	June 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2023	2022
Debt - current portion	$47,259	$37,279
Debt - long-term portion	136,993	148,688
Subordinated debt - current portion	766	747
Subordinated debt - long-term portion	27,061	26,950
Total borrowings	$212,079	$213,664

Bank of America Credit Facility

Our Bank of America facility now matures on September 4, 2024, following a Q1 2023 loan modification, which, among other things, extended the maturity date from March 1, 2024. The current facility requires monthly repayments of $725,000 commencing in May 2023, with a balloon payment upon maturity. Interest is charged at a fixed rate of 3.0% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest of 0.5% accrues from January 1, 2024, but will be waived in the event of repayment of the entire debt prior to April 1, 2024.

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

Cinemas 1,2,3 Term Loan

Our Cinemas 1,2,3 Term Loan, held by Sutton Hill Properties LLC (“SHP”), a 75% owned subsidiary of RDI, matures on October 3, 2023, following the exercise of two options to extend the maturity date, which occurred in Q1 and Q2 of 2023. The term loan is with Valley National Bank and carries an interest rate of 6.63%.

Union Square Financing

On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital secured by our 44 Union Square property and certain limited guarantees. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0 % and includes provisions for a prepaid interest and property tax reserve fund. The loan has two 12-month options to extend, and may be repaid at any time, without the payment of any premium. As these options are within our control, we continue to keep the loan classified as long-term. The loan currently carries an interest rate of 12.06%.

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

Australian NAB Corporate Term Loan (AU)

Our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matures on June 30, 2024. It currently consists of (i) a AU$100.0 million Corporate Loan facility at 1.75% above BBSY, of which AU$60.0 million is revolving and AU$40.0 million is core, (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.85% per annum and (iii) a further AU$3.0 million of core debt added in December 2020, relating to the funding of our Reading Cinemas at Jindalee, Queensland, which is repayable in semi-annual installments of AU$500,000, the first installment being April 30, 2021, until fully repaid on October 31, 2023. On August 13, 2023, we modified certain covenants and extended this facility’s maturity date to July 31, 2025 and so continue to hold the debt as non-current.

Note 13 – Other Liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Current liabilities
Accrued pension	684	684
Security deposit payable	111	68
Finance lease liabilities	11	28
Other	33	33
Other current liabilities	$839	$813
Other liabilities
Lease make-good provision	6,054	6,131
Accrued pension	2,952	3,138
Deferred rent liability	2,057	2,484
Environmental reserve	1,656	1,656
Lease liability	5,900	5,900
Acquired leases	8	11
Other non-current liabilities	$18,627	$19,320

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 13 – Pension and Other Liabilities in our 2022 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $3.6 million at June 30, 2023. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the six months ended June 30, 2023, and 2022. Our pension plan is unfunded.

During the quarter and six months ended June 30, 2023, the interest cost was $50,000 and $99,000, respectively, and the actuarial loss was $51,000 and $103,000, respectively. During the quarter and six months ended June 30, 2022, the interest cost was $55,000 and $111,000, respectively, and the actuarial loss was $51,000 and $103,000, respectively.

Note 14 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2023	$(697)	$(18)	$(1,822)	$580	$(1,957)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(786)	(786)
Net change related to derivatives	—	—	—	(788)	(788)

Net current-period other comprehensive income (loss)	(1,352)	4	103	(788)	(2,033)
Balance at June 30, 2023	$(2,049)	$(14)	$(1,719)	$(208)	$(3,990)

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

California Employment Litigation

This matter has been settled for a payout over time, the liability for which was fully accrued in 2021. On April 18, 2023, final judgement (the “Final Judgement”) was entered by the Superior Court of California on our settlement of certain California employment matters which include substantially overlapping wage and hour claims relating to our California cinema operations as described below. Taylor Brown, individually, and on behalf of other members of the general public similarly situated vs. Reading Cinemas et al. Superior Court of the State of California for the County of Kern, Case No. BCV-19-1000390 (“Brown v. RC,” and the “Brown Class Action Complaint”) was initially filed in December 2018, as an individual action and refiled as a putative class action in February 2019, but not served until June 24, 2019. Peter M. Wagner, Jr., an individual, vs. Consolidated Entertainment, Inc. et al., Superior Court of the State of California for the County of San Diego, Case NO. 37-2019-00030695-CU-WT-CTL (“Wagner v. CEI,” and the “Wagner Individual Complaint”) was filed as a discrimination and retaliation lawsuit in June 2019. The following month, in July 2019, a notice was served on us by separate counsel for Mr. Wagner under the California Private Attorney General Act of 2004 (Cal. Labor Code Section 2698, et seq) (the “Wagner PAGA Claim”) purportedly asserting in a representational capacity claims under the PAGA statute, overlapping, in substantial part, the allegations set forth in the Brown Class Action Complaint. On March 6, 2020, Wagner filed a purported class action in the Superior Court of California, County of San Diego, again covering basically the same allegations as set forth in the Brown Class Action Complaint, and titled Peter M. Wagner, an individual, on behalf of himself and all others similarly situated vs. Reading International, Inc., Consolidated Entertainment, Inc. and Does 1 through 25, Case No. 37-2020-000127-CU-OE-CTL (the “Wagner Class Action” and the “Wagner Class Action Complaint”). Following mediation, the Wagner Individual Complaint was settled, and final judgment entered on February 10, 2021, at what we believe to have been its nuisance value.

On July 13, 2021, following a mediation, the parties agreed to settle the claims set forth in the remaining lawsuits (specifically, the Brown Class Action Complaint, the Wagner PAGA Claim and the Wagner Class Action Complaint) for the Company’s payment of $4.0 million (the “Settlement Amount”). Under the terms of the Final Judgment, the Settlement Amount is to be paid as follows: (i) $1,351,000 which was paid on May 18, 2023, (ii) $1,351,000 on February 19, 2024, and (iii) the balance on December 2, 2024. We accrued the Settlement Amount in 2021 as a cinema segment administrative expense and the first payment has been made.

General Distributors Limited v. Reading Wellington Properties Arbitration

This arbitration has been settled for no-payment. On June 18, 2021, General Distributors Limited (“GDL”), an owner and operator of supermarkets in New Zealand, filed an arbitration statement of claim (the “Statement of Claim”) in Auckland, New Zealand, against our wholly owned subsidiary, Reading Wellington Properties, Limited (“RWPL”), relating to the enforceability of an Agreement to Lease (the “ATL”) entered into between the parties in February 2013, contemplating the construction by RWPL and the lease by GDL of a supermarket in Wellington, New Zealand on property owned by RWPL. This matter was settled on August 26, 2022, pursuant to the parties’ written settlement agreement to the effect that the ATL has terminated and is at an end and that any and all rights or claims arising under or in respect of the ATL have lapsed or are, by such settlement, waived and abandoned, including any and all right or claims against any of our Company’s properties in Wellington, New Zealand. No amounts in settlement were paid by either party, and each party bore its own legal costs and expenses. The costs of the arbitrator were shared equally by the parties. The matter is now at an end.

Note 16 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd;

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Australian Country Cinemas, Pty Ltd	$59	$26
Shadow View Land and Farming, LLC	(3)	(3)
Sutton Hill Properties, LLC	69	400
Noncontrolling interests in consolidated subsidiaries	$125	$423

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Australian Country Cinemas, Pty Ltd	$25	$72	$35	$62
Shadow View Land and Farming, LLC	—	—	—	(1)
Sutton Hill Properties, LLC	(108)	(79)	(331)	(166)
Net income (loss) attributable to noncontrolling interests	$(83)	$(7)	$(296)	$(105)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2023	20,410	$235	1,680	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(11,111)	—	—	(11,111)	(213)	(11,324)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,293)	(1,293)	(1)	(1,294)
Share-based compensation expense	—	—	—	—	443	—	—	—	443	—	443
Restricted Stock Units	89	—	—	—	(132)	—	—	—	(132)	—	(132)
At March 31, 2023	20,499	$235	1,680	$17	$154,095	$(59,927)	$(40,407)	$(3,250)	$50,763	$209	$50,972
Net income	—	—	—	—	—	(2,778)	—	—	(2,778)	(83)	(2,861)
Other comprehensive income, net	—	—	—	—	—	—	—	(740)	(740)	(1)	(741)
Share-based compensation expense	—	—	—	—	308	—	—	—	308	—	308
Restricted Stock Units	92	1	—	—	(113)	—	—	—	(112)	—	(112)
At June 30, 2023	20,591	$236	1,680	$17	154,290	$(62,705)	$(40,407)	$(3,990)	$47,441	$125	$47,566

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2022	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(15,354)	—	—	(15,354)	(99)	(15,453)
Other comprehensive income, net	—	—	—	—	—	—	—	3,524	3,524	1	3,525
Share-based compensation expense	—	—	—	—	415	—	—	—	415	—	415
Restricted Stock Units	52	1	—	—	(32)	—	—	—	(31)	—	(31)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(22)	(22)
At March 31, 2022	20,312	$234	1,680	$17	$152,364	$(27,986)	$(40,407)	$8,406	$92,628	$866	$93,494
Net income	—	—	—	—	—	(2,436)	—	—	(2,436)	(7)	(2,443)
Other comprehensive income, net	—	—	—	—	—	—	—	(9,218)	(9,218)	1	(9,217)
Share-based compensation expense	—	—	—	—	466	—	—	—	466	—	466
Restricted Stock Units	49	—	—	—	(52)	—	—	—	(52)	—	(52)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(21)	(21)
At June 30, 2022	20,361	$234	1,680	$17	$152,778	$(30,422)	$(40,407)	$(812)	$81,388	$839	$82,227

Note 17 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the number of permitted authorized shares for issuance was 1,250,000 (the “2020 Authorized Amount”).   Added to the 2020 Authorized Amount would be any awards outstanding under the 2010 Plan and 2020 Plan that were subsequently forfeited (for instance, through a then outstanding out of the money option) or if the related shares are repurchased, a corresponding number of shares would automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase from the 2020 Authorized Amount available for issuance under the 2020 Plan.

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants.   At June 30, 2023, there were 278,193 shares available for issuance under the 2020 Plan, which includes shares from the 2010 Plan that become available for issuance due to the forfeiture of then outstanding out of the money stock options.

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

No stock options were issued in the six months ended June 30, 2023.

For the quarters ended June 30, 2023, and 2022, we recorded compensation expense of $9,000 and $53,000, respectively. For the six months ended June 30, 2023, and 2022, we recorded $18,000 and $106,000, respectively, with respect to our prior stock option grants. At June 30, 2023, the total unrecognized estimated compensation expense related to non-vested stock options was $18,000, which we expect to recognize over a weighted average vesting period of 0.50 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at June 30, 2023, was $nil, as the closing price of our Common Stock on that date was $2.65.

The following table summarizes the number of options outstanding and exercisable as of June 30, 2023, and December 31, 2022:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2021	517,344	$15.42	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(189,846)	14.63	—	—
Balance - December 31, 2022	327,498	$15.87	1.24	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(122,376)	—	—	—
Balance - June 30, 2023	205,122	$15.82	0.88	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of June 30, 2023:

	Outstanding Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	June 30, 2023	June 30, 2023	June 30, 2023

Opening balance	189,880	507,635	697,515	642,908	18,758	35,849

April 5, 2021	—	262,830	262,830	90,804	149,008	23,018
April 19, 2021	—	22,888	22,888	10,831	10,560	1,497
August 11, 2021	26,924	—	26,924	26,924	—	—
December 8, 2021	48,951	—	48,951	48,951	—	—
April 18, 2022	—	428,899	428,899	75,721	316,601	36,577
December 15, 2022	73,683	—	73,683	—	73,683	—
April 11, 2023	—	413,536	413,536	—	413,536	—
April 21, 2023	—	237,719	237,719	—	237,719	—
April 28, 2023	—	20,427	20,427	—	20,427	—

Total	339,438	1,893,934	2,233,372	896,139	1,240,292	96,941

Time vested RSU awards to management vest 25% on the anniversary of the grant date over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. On April 11 and April 21, 2023, the Board of Directors determined that our Company was not in a position to pay cash bonuses that would otherwise have been earned by certain members of management under our Company’s Incentive Compensation Plan for 2022, and authorized the issuance in lieu of such cash bonuses 85,139 RSUs, vesting on April 11, 2024 and 52,350 RSUs, vesting on April 21, 2024.

RSUs issued to non-employee directors vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the Grant Date or (ii) the date on which the Recipient has served such Recipient’s full term as a Director.

For the quarters ended June 30, 2023, and 2022, we recorded compensation expense of $299,000 and $413,000, respectively. For the six months ended June 30, 2023, and 2022, we recorded compensation expense of $733,000 and $775,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $4.7 million as of June 30, 2023, which we expect to recognize over a weighted average vesting period of 1.55 years.

Stock Repurchase Program

On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our 2017 stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extended the program to March 2, 2024. Through June 30, 2023, we have repurchased 1,792,819 shares of Class A Common Stock at an average price of $13.39 per share (excluding transaction costs). The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30.

Note 18 – Hedge Accounting

As of June 30, 2023, our Company held interest rate derivatives in the total nominal amount of $8.0 million. As of December 31, 2022, our Company held interest rate derivatives in the total notional amount of $51.0 million.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	June 30,		December 31,
	2023		2022
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$64	Derivative financial instruments - current portion	$907
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$64		$907
Total derivatives		$64		$907

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and six months ended June 30, 2023 and June 30, 2022, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended June 30		Six Months Ended June 30
		2023	2022	2023	2022
Interest rate contracts	Interest expense	$(19)	$(19)	$(786)	$49
Total		$(19)	$(19)	$(786)	$49

	Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Interest rate contracts	$(16)	$(414)	$2	$(1,145)
Total	$(16)	$(414)	$2	$(1,145)

	Loss (Gain) Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Interest expense	$(220)	$(19)	$(785)	$49
Total	$(220)	$(19)	$(785)	$49

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

As of June 30, 2023, and December 31, 2022, we had derivative financial assets carried and measured at fair value on a recurring basis of $64,000 and $907,000, respectfully. As of June 30, 2023, and December 31, 2022, we had no derivatives in a liability position.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2023, and December 31, 2022, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2023
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$184,927	$—	$—	$168,557	$168,557
Subordinated debt	28,877	—	—	25,706	25,706
	$213,804	$—	$—	$194,263	$194,263

		Fair Value Measurement at December 31, 2022
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$186,387	$—	$—	$172,230	$172,230
Subordinated debt	29,246	—	—	25,025	25,025
	$215,633	$—	$—	$197,255	$197,255

(1)These balances are presented before any deduction for deferred financing costs.

Following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of June 30, 2023, and December 31, 2022.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of June 30, 2023, and December 31, 2022, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2023, and June 30, 2022.

Note 20 – Subsequent Events

In July 2023, we closed our two Consolidated Theaters in Hawaii, Koko Marina and Ka’ahumanu sites.

In July 2023, we classified our Maitland, Australia cinema as held for sale.

In August 2023, we modified certain of our NAB covenants and extended this facility’s maturity date to July 31, 2025.

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

Business Overview & Updates

While COVID-19 related shutdowns, mask mandates and social distancing requirements are behind us, the impacts of the pandemic continue to impact our global cinema business. The following factors, which are largely beyond our control, continue to impact the profitability of our global cinema segment compared to pre-pandemic levels:

•The number of movies released by the major Hollywood studios and other distributors, while increasing from pandemic levels, has not yet returned to pre-pandemic levels;

•Inflationary pressures, ongoing supply chain issues and increased operating expenses arising post-pandemic;

•Labor cost increases (resulting from a combination of government mandates and labor shortages);

•Increased fixed costs for third party cinema rents, some of which are increasing due to fixed rent escalations, which are exacerbated by our having to also pay COVID-19 related rent deferrals for the periods when our operations were closed or operationally restricted;

•Our specialty theaters have been disproportionately impacted by the slower to return to cinemas post pandemic of older cinema-goers; and

•Reserve banks in the U.S., Australia and New Zealand have increased interest rates causing our cost of borrowing to increase materially.

In addition to the above factors impacting the income levels of our global cinema business, we are also monitoring the future potential impact of the Hollywood Strikes on our global cinema business. See Part I Financial Information, Item I Notes to Consolidated Financial Statements, and Note 3 Impact of COVID-19 Pandemic and the Writers and Actors Strike on Operations and Liquidity.

Despite the above factors, we believe that with (i) the re-recognition by the major studios, other distributors, including streamers such as Amazon and Apple, of the economic importance of the theatrical release of movies to the overall economic performance of their content, (ii) the increasing quantity and quality of film being released to the cinemas compared to pandemic levels and (iii) the expansion of certain movie audiences (such as faith based audiences), the long term prospects for our industry are good. Still, it is generally recognized that there are too many cinemas in the U.S., and we are reviewing and culling our poor performers. Fortunately, most of our cinemas are in good markets which are not, in our view, over-screened and we believe that oversupply is less an issue in post-pandemic Australia and New Zealand. We continue to receive and review proposals for new or available existing cinemas, and currently have four new builds state-of-the-art cinemas in our Australia and New Zealand pipeline.

We are working to address the challenges of the post-COVID world. For instance, we are (i) increasing and improving our automated and self-service options at the cinema level to reduce labor costs, (ii) continuing to focus on our food and beverage offerings and now have liquor licenses in every U.S. cinema, (iii) continuing to expand our alternative content program with the intention of attracting a broader and more diversified range of patrons. Although we must still deal with COVID-19 legacy issues, the second quarter of 2023 has enjoyed a consistent stream of high-quality film releases that have had strong box office performances at our cinemas.

Moreover, subject of course to the impact of the Hollywood Strikes, the remainder of the year features a unique and compelling film slate that is expected to continue driving audiences to the big screens. We have confidence that in the next few years, we will return to being able to again use our cinema cash flow to support our real estate development activities.

Recent Box Office Improvements

During the second quarter of 2023, the cinema industry showcased a diverse film slate that successfully drove audiences to the big screens. The summer season started off strong as highly anticipated films such as The Super Mario Bros. Movie, Guardians of The Galaxy Vol. 3, and Spider-Man: Into the Spider-Verse, dominated the global box office. Among these releases, The Super Mario Bros. Movie played a particularly significant role in the industry’s recovery. As of the date of this report, it has generated more than $1.3 billion in worldwide grosses and set new box office records such as the biggest worldwide opening of all time for an animated film, the highest-grossing film for a video game adaption, and the second highest-grossing animated film in history.

Moreover, the second quarter of 2023 also benefited from the return of franchise favorites such as Fast X, and Transformers: Rise of The Beasts. In addition to these fan favorites, the release of original tentpole films such as Little Mermaid, The Flash and Elemental also contributed to the industry’s overall recovery during this period. With respect to our specialty theaters, Asteroid City enjoyed a successful theatrical release. Over the course of 7-days, Director Wes Anderson’s Asteroid City set an opening week box office record at our Angelika Film Center in New York City, surpassing a record that had previously stood for over 5 years.

The success of these films continues to support our confidence in the long-term viability of the global cinema business and reinforces the industry's resilience in the face of ongoing challenges such as labor shortages, supply chain constraints, and rising costs. The continued enthusiasm of patrons for the movie-going experience, along with the increased availability of compelling and unique film content, has been the driving force behind this success and we are confident that we will continue to build on this box office momentum as we head into the second half of the year with another exciting film line up. The Q3 2023 movie slate has been strong so far with record openings for Barbie and Oppenheimer, in addition to strong runs from Sound of Freedom, Mission Impossible: Dead Reckoning and Teenage Mutant Ninja Turtles: Mutant Mayhem. In the last quarter of 2023, subject again to any delays due to the Hollywood Strikes, audiences will look forward to the release of The Marvels, Hunger Games, Dune: Part Two, Migration, Wonka, and Aqua-Man: The Lost Kingdom.

Real Estate Developments

In the United States, during the first quarter of 2022, we leased to Petco Animal Supplies Stores, Inc. (“Petco”), the cellar, ground floor, and second floor of our 44 Union Square property, representing approximately 42 percent of the leasable area of that building. Petco is in possession of the space and began paying cash rent in December 2022. Petco’s 44 Union Square flagship store opened on June 1, 2023.

Though our real estate team continues to work to secure one or more tenants for the remaining space at 44 Union Square, we believe that the pandemic’s impact on the office leasing market in New York City and the slow pace of the “return to office” effort in New York City have adversely impacted and will continue to adversely impact our efforts to locate an office tenant for the space at 44 Union Square. We have mortgage financing in place for this project to cover leasing and tenant improvement costs of such space. We are currently exploring non-office and alternative uses for the remainder of the building.

As of June 30, 2023, all of our tenants were currently open for business at our Australian and New Zealand properties (with the exception of two new tenants in Australia completing new fitouts). Most of the rentable retail portions of our Courtenay Central location in New Zealand continue to be closed due to seismic concerns, however one tenant remains open and trading. Further, there is also one tenant trading on our Wakefield property. Our open land areas in Wellington are generating parking revenues.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 62 cinemas as of June 30, 2023.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

We believe these two business segments complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As a result of COVID-19, we relied more upon income from our real estate assets, and tapped into the imbedded value in those assets, to support our Company through the COVID-19 crisis. As COVID-19 impacts decrease, quality film product improves, and patrons return to our cinemas, we believe we will once again be able to rely on the cash flows generated by our cinema portfolio.

Despite the fact that our global cinema segment is improving at an income level, in light of our upcoming liquidity needs due to debt maturities, we have identified certain real estate assets to monetize to support our liquidity needs and will be exploring the monetization of other properties to the extent our liquidity needs require. We are steadfast in our belief that our two-pronged, diversified international business strategy will keep carrying our Company through these difficult times as we continue to navigate the uncertainty and challenges posed by the recent macroeconomic challenges.

Key Performance Indicators

A key performance indicator utilized by management in our cinema segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is our total Food & Beverage Revenues divided into our attendance.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of June 30, 2023, we have a total of 37 theater locations with elevated food and beverage menus (i.e. beyond traditional popcorn, soda and candy). We use SPP as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our food and beverage operations. While ultimately, the profitability of our food and beverage operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis.

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

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of June 30, 2023.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count(3)	Count	Leased	Owned	Operating Brands
United States	Hawaii	8	88	8		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	23	228	22	1
Australia	Victoria	9	62	9		Reading Cinemas, State Cinema by Angelika
	New South Wales	6	44	5	1	Reading Cinemas
	Queensland	6	56	3	3	Reading Cinemas, Event Cinemas(1)
	Western Australia	3	22	2	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	28	213	23	5
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	7	4
GRAND TOTAL		62	508	52	10

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)Our total location counts as of June 30, 2023, reflects all operating cinemas, plus the Reading Cinemas at Courtenay Central in New Zealand which remains closed while we address certain seismic issues.

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

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of June 30, 2023, were as follows:

•Armadale, Western Australia, Australia: On January 13, 2023, we took over an existing 6-screen cinema in Armadale, Australia, a suburb of Perth in Western Australia.

•By the end of 2023, we anticipate adding two new cinemas, totaling 13 screens, to our Australian cinema circuit. South City Square in Brisbane, QLD is an eight-screen complex, which will operate under the Angelika Film Center brand, and Busselton in Western Australia is a five-screen Reading Cinema with TITAN LUXE. Both new cinema complexes are part of broader shopping center developments currently under construction. Each will be a state-of-the-art facility, with recliner seating and elevated food and beverage offerings (including alcoholic beverages). Each will open in a market which we believe is currently underserved. In addition, our Board has authorized management to proceed with the negotiation of leases for two new state-of-the-art cinemas, one of which is Noosa in Queensland Australia and the other is in New Zealand.

Cinema Upgrades

As of June 30, 2023, the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	62	508
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	10	26
Premium (AU/NZ)(2)	16	41
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	18	n/a
Premium Seating (features recliner seating)	31	190
Liquor Licenses (5)	45	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium.  As of today, we have liquor licenses in 100% of the cinemas operating in the U.S.  In Australia, we have five liquor licenses pending, and in New Zealand we have two liquor licenses pending.

Recent Enhancements:

United States

•Renovation Work: As of June 30, 2023, we have converted 110 of our 228 U.S. auditoriums to luxury recliner seating. We have an agreement in place with our landlord at the Dallas Angelika for a complete remodel of that cinema, which we anticipate will be completed in Q1 of 2024. In 2022, we completed a complete upgrade of our Consolidated Theatre at the Kahala Mall in Honolulu and are progressing with a substantial upgrade to our Consolidated Theatre in Kapolei at Oahu.

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

•Other Cinema Upgrades: In addition, during the three-year period 2021 to 2023, we also improved Sunbury and State Cinema in Australia, with further renovation plans for Rouse Hill in New South Wales Australia.

During 2023, we will continue to focus on the enhancement of our proprietary online ticketing and Food & Beverage capabilities, together with improving and expanding our social media platforms and interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products that we are offering.

Cinema Closures

Our cinema in Wellington, New Zealand remains closed due to seismic concerns pending the redevelopment of that ETC. On May 7, 2023, The Hutt Pop-Up in New Zealand was permanently closed due to the expiration of our lease. We chose not to continue the cinema as it was only brought on line as a “pop up” to address a temporary opening in the market. As of the date of this report, we have also closed and terminated our lease agreements at two underperforming Consolidated Theatre locations in Hawaii Koko Marina Center and Queen Kaahumanu Center. One cinema was on a month-to-month arrangement and the other was at the end of its term. The decision to terminate these three venues was based on our belief that none of these locations could be operated profitably in the current environment on any meaningful rent paying basis.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. In addition to owning the fee interests in 10 of our cinemas (as presented in the table under Cinema Exhibition Overview), as of June 30, 2023, we:

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

•own and operate our administrative office building in Culver City, California, which is currently being held for sale;

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

•own an approximately 26.6 acre property in Williamsport, Pennsylvania, currently leased to Transco Railway Products, Inc and currently being held for sale;

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

Value-creating Opportunities

The implementation of most of our Company’s real estate development plans remained delayed due to the effects of the COVID-19 pandemic on the global cinema industry and the need to conserve capital and fund our cinema operation. However, we intend to continue to emphasize the prudent development of our real estate assets as we emerge from the pandemic.

United States:

•44 Union Square Redevelopment (New York, N.Y.) – On January 27, 2022, we entered a long-term lease with Petco for the cellar, ground floor, and second floor of the building, representing 42% of the leasable area. Petco is in occupancy of its premises on a full rent cash paying basis and opened to the public on June 1, 2023. CBRE is currently engaged as our exclusive broker for the remaining space. While the space was originally designed for office uses, given the dramatic presence of the property on Union Square, the rebound in foot traffic being enjoyed by Union Square and our building’s great branding potential, we are considering, a range of uses beyond traditional office tenants, including short term and special purpose uses. While we cannot guarantee the successful leasing of the remaining space, our leasing team continues to actively pursue potential tenants.

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

•Orpheum Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was the home to STOMP. Due to COVID-19, no shows were presented between April 2020 and June 2021. Thereafter, performances were intermittent. During this period, we provided certain abatements. STOMP ultimately closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. Following STOMP’s historic run at the Orpheum, a new show, The Empire Strips Back, ran for approximately three months. We are now in discussions with other potential shows to license the Orpheum Theatre.

•Cinemas 1,2,3 (New York, N.Y.) – Currently being operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property. These alternatives may include, again by way of example, the bringing in of a capital partner, the entering into of a long term ground lease (which could serve as the basis for medium to long term finance), and/or the sale (in whole or in part) of our interest in the property.

•The Philadelphia Viaduct and Adjacent Properties (Philadelphia, Pennsylvania) – This continues to be an area of focus for us in 2023. We have, in recent periods, begun the process of demolishing obsolete structures on the Viaduct or on our properties adjacent to the Viaduct. The city is currently considering an ordinance which would allow it to acquire, in whole or in part, our interest in the Viaduct, and we are in discussions with community leaders about ways in which we can work together to bring enhanced value to our holdings.

Australia:

•Newmarket Village ETC, (Brisbane, Australia) – We continue to work on the expansion and upgrading of our Newmarket Village ETC. Our site includes a 23,250 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating development options for this space. As of date of this report, the combined center and office building is currently 98% leased.

•Cannon Park Center ETC, (Queensland, Australia) – We own two adjoining properties in Townsville, Queensland, Australia, (Cannon Park City Center and Cannon Park Discount Center) comprising approximately 9.4-acres which we operate as our Cannon Park Center ETC. The total gross leasable area of the two properties is 133,000 square feet. Our multiplex cinema is the anchor tenant. These properties are currently 93% leased.

•The Belmont Common, (Belmont, Perth, Australia) – The total gross leasable area of the Belmont Common is 60,117 square feet. Our multiplex cinema is the anchor tenant with six third-party tenants and our Reading Cinemas, the site is currently 100% leased.

New Zealand:

•Courtenay Central Redevelopment (Wellington) – Our Wellington property comprised of three parcels representing approximately 161,082 square feet of land in the entertainment core of Wellington, we anticipate that this redevelopment opportunity will be a principal focus over the next few years. We remain optimistic about the development potential for our Courtenay Central property, in light of, among other things, (i) the successful June 3, 2023 opening of Takina Wellington Convention and Exhibition Center (wcec.co.nz), the capital’s first premium conference and exhibition space that already has over a hundred conferences and events booked and internationally acclaimed exhibits scheduled, (ii) the loosening of certain height and density restrictions, and (iii) the lack of comparable building sites.

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

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2023, and June 30, 2022, respectively:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2023	June 30, 2022	Fav/ (Unfav)	June 30, 2023	June 30, 2022	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$61,056	61,770	(1)%	$103,042	$99,117	4%
Real estate	5,217	4,032	29%	10,282	8,195	25%
Inter-segment elimination	(1,218)	(1,291)	6%	(2,463)	(2,600)	5%
Total revenue	65,055	64,511	1%	110,861	104,712	6%
Operating expense
Cinema exhibition	(52,582)	(52,060)	(1)%	(95,482)	(91,871)	(4)%
Real estate	(2,104)	(2,206)	5%	(4,319)	(4,363)	1%
Inter-segment elimination	1,218	1,291	(6)%	2,463	2,600	(5)%
Total operating expense	(53,468)	(52,975)	(1)%	(97,338)	(93,634)	(4)%
Depreciation and amortization
Cinema exhibition	(2,894)	(3,320)	13%	(5,768)	(6,896)	16%
Real estate	(1,619)	(1,658)	2%	(3,206)	(3,329)	4%
Total depreciation and amortization	(4,513)	(4,978)	9%	(8,974)	(10,225)	12%
General and administrative expense
Cinema exhibition	(1,106)	(1,389)	20%	(1,933)	(2,566)	25%
Real estate	(208)	(256)	19%	(466)	(482)	3%
Total general and administrative expense	(1,314)	(1,645)	20%	(2,399)	(3,048)	21%
Impairment expense
Cinema exhibition	—	(1,549)	-%	—	(1,549)	(>100)%
Total impairment expense	—	(1,549)	--%	—	(1,549)	(>100)%
Segment operating income
Cinema exhibition	4,474	3,452	30%	(141)	(3,765)	96%
Real estate	1,286	(88)	>100%	2,291	21	>100%
Total segment operating income (loss)	$5,760	$3,364	71%	$2,150	$(3,744)	>100%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(176)	(268)	34%	(355)	(546)	35%
General and administrative expense	(3,794)	(4,668)	19%	(7,889)	(9,059)	13%
Interest expense, net	(4,875)	(3,343)	(46)%	(8,991)	(6,548)	(37)%
Equity earnings of unconsolidated joint ventures	207	237	(13)%	226	172	31%
Gain (loss) on sale of assets	—	—	—%	—	—	-%
Other income (expense)	(86)	3,773	(>100)%	91	2,990	(97)%
Income before income taxes	(2,964)	(905)	(>100)%	(14,768)	(16,735)	12%
Income tax benefit (expense)	103	(1,538)	>100%	583	(1,160)	>100%
Net income (loss)	(2,861)	(2,443)	(17)%	(14,185)	(17,895)	21%
Less: net income (loss) attributable to noncontrolling interests	(83)	(7)	(>100)%	(296)	(105)	(>100)%
Net income (loss) attributable to Reading International, Inc.	$(2,778)	$(2,436)	(14)%	$(13,889)	$(17,790)	22%
Basic earnings (loss) per share	$(0.12)	$(0.11)	(9)%	$(0.63)	$(0.81)	22%

Consolidated and Non-Segment Results:

Second Quarter and Six Months Net Results

Revenue

Revenue for the quarter ended June 30, 2023, increased by $0.5 million, to $65.1 million, compared to the same period in the prior year, primarily due to (i) increased revenues from the U.S. Cinemas and (ii) rent income that we started recognizing in November 2022 related to our tenant at our 44 Union Square property.

Revenue for the six months ended June 30, 2023, increased by $6.1 million, to $110.9 million, when compared to the same period in the prior year. This increase is attributable to better cinema performances in the U.S. market as a result of a stronger and more well received film slate and rent income that we started recognizing in November 2022 related to our tenant at our 44 Union Square property.

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended June 30, 2023, increased by $2.4 million, from $3.4 million to $5.8 million, primarily due to (i) improved operating income from the U.S. Cinemas and (ii) rent received from our tenant at our 44 Union Square property that did not occur in the second quarter of 2022 along with impairment expenses incurred in the second quarter of 2022 that were not incurred in the same time period 2023.

Our total segment operating income for the six months ended June 30, 2023 was $2.2 million, which increased by $5.9 million from a loss of $3.7 million, primarily due to (i) improved cinema performance as more and more patrons return to the theaters, (ii) rent received from our tenant at our 44 Union Square property that did not occur in the second quarter of 2022, (iii) impairment expense that was incurred in 2022 that was not incurred in 2023 and (iv) a decrease in depreciation and amortization due to delay in Capex spending.

During the second quarter of 2023, both the Australia and New Zealand dollars devalued against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the second quarter of 2023 decreased 6.5% compared to the same period in 2022. The average New Zealand dollar exchange rate against the U.S. dollar for the second quarter of 2023 decreased 4.8% compared to the same period in 2022. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended June 30, 2023, increased by $0.3 million, from a loss of $2.4 million to a loss of $2.8 million, when compared to the same period in the prior year, due to decreased other income and increased interest expense, partially offset by better segment results.

For the six months ended June 30, 2023, net loss attributable to Reading International, Inc. decreased by $3.9 million, from a loss of $17.8 million to a loss of $13.9 million, compared to the same period in the prior year primarily due to better segment results, decreased G&A expenses and decreased tax expenses, partially offset by increased in interest expense.

Income Tax Expense

Income tax benefit for the quarter ended June 30, 2023, increased by $1.6 million compared to the equivalent prior-year period.  The change between 2023 and 2022 is primarily related to a decrease in both reserve for unrecognized tax benefits and reserve for valuation allowance in 2023.

Income tax benefit for the six months ended June 30, 2023, increased by $1.7 million compared to the equivalent prior-year period. The change between 2023 and 2022 is primarily related to a decrease in both reserve for unrecognized tax benefits and reserve for valuation allowance in 2023.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2023, and June 30, 2022, respectively:

		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2023	% of Revenue	June 30, 2022	% of Revenue	June 30, 2023	% of Revenue	June 30, 2022	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$18,712	31%	$16,580	27%	$30,755	30%	$26,227	26%	13%	17%
	Food & beverage revenue	11,998	20%	10,668	17%	19,445	19%	16,765	17%	12%	16%
	Advertising and other revenue	3,307	5%	3,093	5%	5,626	5%	4,865	5%	7%	16%
		$34,017	56%	$30,341	49%	$55,826	54%	$47,857	48%	12%	17%
Australia	Admissions revenue	$14,138	23%	$16,539	27%	$24,509	24%	$26,720	27%	(15)%	(8)%
	Food & beverage revenue	7,526	12%	8,804	14%	13,160	13%	14,521	15%	(15)%	(9)%
	Advertising and other revenue	1,276	2%	1,458	2%	2,482	2%	2,541	3%	(12)%	(2)%
		$22,940	38%	$26,801	43%	$40,151	39%	$43,782	44%	(14)%	(8)%
New Zealand	Admissions revenue	$2,516	4%	$2,886	5%	$4,321	4%	$4,632	5%	(13)%	(7)%
	Food & beverage revenue	1,400	2%	1,513	2%	2,391	2%	2,455	2%	(7)%	(3)%
	Advertising and other revenue	185	0%	230	0%	353	0%	391	0%	(20)%	(10)%
		$4,101	7%	$4,629	7%	$7,065	7%	$7,478	8%	(11)%	(6)%

Total revenue		$61,058	100%	$61,771	100%	$103,042	100%	$99,117	100%	(1)%	4%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(10,450)	17%	$(9,598)	16%	$(16,689)	16%	$(14,827)	15%	(9)%	(13)%
	Food & beverage cost	(3,149)	5%	(2,626)	4%	(5,130)	5%	(4,200)	4%	(20)%	(22)%
	Occupancy expense	(6,389)	10%	(6,280)	10%	(12,503)	12%	(12,330)	12%	(2)%	(1)%
	Other operating expense	(10,893)	18%	(9,608)	16%	(20,791)	20%	(17,914)	18%	(13)%	(16)%
		$(30,881)	51%	$(28,112)	46%	$(55,113)	53%	$(49,271)	50%	(10)%	(12)%
Australia	Film rent and advertising cost	$(6,704)	11%	$(7,745)	13%	$(11,070)	11%	$(12,185)	12%	13%	9%
	Food & beverage cost	(1,528)	3%	(1,769)	3%	(2,737)	3%	(2,965)	3%	14%	8%
	Occupancy expense	(4,480)	7%	(4,722)	8%	(8,771)	9%	(9,050)	9%	5%	3%
	Other operating expense	(5,707)	9%	(5,964)	10%	(11,528)	11%	(11,719)	12%	4%	2%
		$(18,419)	30%	$(20,200)	33%	$(34,106)	33%	$(35,919)	36%	9%	5%
New Zealand	Film rent and advertising cost	$(1,201)	2%	$(1,353)	2%	$(1,974)	2%	$(2,073)	2%	11%	5%
	Food & beverage cost	(266)	0%	(301)	0%	(458)	0%	(471)	0%	12%	3%
	Occupancy expense	(776)	1%	(764)	1%	(1,565)	2%	(1,615)	2%	(2)%	3%
	Other operating expense	(1,041)	2%	(1,331)	2%	(2,266)	2%	(2,522)	3%	22%	10%
		$(3,284)	5%	$(3,749)	6%	$(6,263)	6%	$(6,681)	7%	12%	6%

Total operating expense		$(52,584)	86%	$(52,061)	84%	$(95,482)	93%	$(91,871)	93%	(1)%	(4)%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,579)	3%	$(1,778)	3%	$(3,062)	3%	$(3,677)	4%	11%	17%
	Impairment of long-lived assets	—	0%	(1,549)	3%	—	0%	(1,549)	2%	(>100)%	(>100)%
	General and administrative expense	(743)	1%	(937)	2%	(1,165)	1%	(1,714)	2%	21%	32%
		$(2,322)	4%	$(4,264)	7%	$(4,227)	4%	$(6,940)	7%	46%	39%
Australia	Depreciation and amortization	$(1,174)	2%	$(1,318)	2%	$(2,419)	2%	$(2,753)	3%	11%	12%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	(363)	1%	(452)	1%	(768)	1%	(852)	1%	20%	10%
		$(1,537)	3%	$(1,770)	3%	$(3,187)	3%	$(3,605)	4%	13%	12%
New Zealand	Depreciation and amortization	$(141)	0%	$(224)	0%	$(287)	0%	$(466)	0%	37%	38%
	Impairment expense	—	0%	—	0%		0%	—	0%	-%	-%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		$(141)	0%	$(224)	0%	$(287)	0%	$(466)	0%	37%	38%

Total depreciation, amortization, general and administrative expense		$(4,000)	7%	$(6,258)	10%	$(7,701)	7%	$(11,011)	11%	36%	30%
OPERATING INCOME (LOSS) – CINEMA
United States		$814	1%	$(2,035)	(3)%	$(3,514)	(3)%	$(8,354)	(8)%	>100%	58%
Australia		2,984	5%	4,831	8%	2,858	3%	4,258	4%	(38)%	(33)%
New Zealand		676	1%	656	1%	515	0%	331	0%	3%	56%
Total Cinema operating income (loss)		$4,474	7%	$3,452	6%	$(141)	(0)%	$(3,765)	(4)%	30%	96%

Second Quarter and Six Months Results

Revenue

For the quarter ended June 30, 2023, cinema revenue decreased by $0.7 million, to $61.1 million compared to the same period in the prior year. Despite a 12% increase in the U.S. Cinema revenue, the attendance in our Australian and New Zealand cinema circuits was lower compared to the record high attendance in the second quarter of 2022.

For the six months ended June 30, 2023, cinema revenue increased by $3.9 million, to $103.0 million compared to the same period in the prior year. This increase was primarily driven by increased attendance in our U.S. cinema circuit.

Cinema Segment Operating Income/(Loss)

Cinema segment operating income for the quarter ended June 30, 2023, increased by $1.0 million, to $4.5 million when compared to the same period in the prior year, due to (i) improved US cinema performance as a result of stronger and more well known movie slate and more patrons returning to the theaters, (ii) impairment expense that was incurred in 2022 that was not incurred in 2023 and (iii) a decrease in depreciation and amortization due to delay in Capex spending.

Cinema segment operating loss for the six months ended June 30, 2023, decreased by $3.6 million, to a loss of $0.1 million when compared to the same period in the prior year primarily due to the same reasons as above.

Operating expense

Operating expenses for the quarter ended June 30, 2023, increased by $0.5 million, to $52.6 million, compared to the same quarter in the prior year. Operating expenses for the six months ended June 30, 2023, increased by $3.6 million, to $95.5 million, compared to the same time period in the prior year. These increases were due to, as discussed above, increased film rent expense and other operating expenses.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, and general and administrative expenses for the quarter ended June 30, 2023, decreased by $2.3 million, to $4.0 million, compared to the same quarter in the prior year. Depreciation, amortization, impairment and general and administrative expense for the six months ended June 30, 2023, decreased by $3.3 million, to $7.7 million, compared to the same period in the prior year. These decreases were due to (i) impairment expense that was incurred in 2022 that did not reoccur in 2023, and (ii) a decrease in depreciation and amortization due to a delay in Capex spending.

Real Estate

The following table details our real estate segment operating results for the quarter and six months ended June 30, 2023 and June 30, 2022, respectively:

		Quarter Ended				Six Months Ended
(Dollars in thousands)		June 30, 2023	% of Revenue	June 30, 2022	% of Revenue	June 30, 2023	% of Revenue	June 30, 2022	% of Revenue	Six Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$566	11%	$443	11%	$906	9%	$959	12%	(6)%
	Property rental income	1,268	24%	142	4%	2,483	24%	303	4%	>100%
		1,834	35%	585	15%	3,389	33%	1,262	15%	>100%
Australia	Property rental income	2,991	57%	3,052	76%	6,128	60%	6,182	75%	(1)%
New Zealand	Property rental income	392	8%	395	10%	765	7%	751	9%	2%

Total revenue		$5,217	100%	$4,032	100%	$10,282	100%	$8,195	100%	25%
OPERATING EXPENSE
United States	Live theatre cost	$(181)	3%	$(194)	5%	$(353)	3%	$(370)	5%	5%
	Property cost	(225)	4%	(239)	6%	(666)	6%	(564)	7%	(18)%
	Occupancy expense	(240)	5%	(253)	6%	(483)	5%	(509)	6%	5%
		(646)	12%	(686)	17%	(1,502)	15%	(1,443)	18%	(4)%
Australia	Property cost	(593)	11%	(539)	13%	(1,105)	11%	(1,009)	12%	(10)%
	Occupancy expense	(489)	9%	(519)	13%	(972)	9%	(1,041)	13%	7%
		(1,082)	21%	(1,058)	26%	(2,077)	20%	(2,050)	25%	(1)%
New Zealand	Property cost	(276)	5%	(359)	9%	(538)	5%	(665)	8%	19%
	Occupancy expense	(100)	2%	(104)	3%	(202)	2%	(204)	2%	1%
		(376)	7%	(463)	11%	(740)	7%	(869)	11%	15%

Total operating expense		$(2,104)	40%	$(2,207)	55%	$(4,319)	42%	$(4,362)	53%	1%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(795)	15%	$(746)	19%	$(1,534)	15%	$(1,499)	18%	(2)%
	General and administrative expense	(160)	3%	(206)	5%	(337)	3%	(432)	5%	22%
		(955)	18%	(952)	24%	(1,871)	18%	(1,931)	24%	3%
Australia	Depreciation and amortization	$(635)	12%	$(695)	17%	$(1,283)	12%	$(1,386)	17%	7%
	General and administrative expense	(49)	1%	(49)	1%	(129)	1%	(51)	1%	(>100)%
		(684)	13%	(744)	18%	(1,412)	14%	(1,437)	18%	2%
New Zealand	Depreciation and amortization	(189)	4%	(217)	5%	(389)	4%	(444)	5%	12%
	General and administrative expense	1	(0)%	—	0%	—	0%	—	0%	-%
		(188)	4%	(217)	5%	(389)	4%	(444)	5%	12%
Total depreciation, amortization, general and administrative expense		$(1,827)	35%	$(1,913)	47%	$(3,672)	36%	$(3,812)	47%	4%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$233	4%	$(1,053)	(26)%	$16	0%	$(2,112)	(26)%	>100%
Australia		1,225	23%	1,250	31%	2,639	26%	2,695	33%	(2)%
New Zealand		(172)	(3)%	(285)	(7)%	(364)	(4)%	(562)	(7)%	35%
Total real estate operating income (loss)		$1,286	25%	$(88)	(2)%	$2,291	22%	$21	0%	>100%

Second Quarter and Six Months Results

Revenue

Real estate revenue for the quarter ended June 30, 2023, increased by $1.2 million to $5.2 million, compared to the same period in the prior year. This increase was due to the recognition of rental income from our tenant at our 44 Union Square property, which did not occur in the same period of the prior year.

For the six months ended June 30, 2023, real estate revenue increased by $2.1 million, to $10.3 million, compared to the same period in the prior year. This increase was driven by the rental income from our 44 Union Square property tenant that did not occur in the same period in the prior year.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended June 30, 2023, increased by $1.4 million, to $1.3 million, compared to a slight loss the same period in the prior year. This change was attributable to rent recognized in the current quarter 2023 from our tenant at our 44 Union Square property, that did not occur in the same period of the prior year.

For the six months ended June 30, 2023, real estate segment operating income increased by $2.3 million, to $2.3 million, compared to the same period in the prior year. This increase was driven by the rental income from our 44 Union Square property tenant that did not occur in the same period prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our Financing Strategy

Prior to the COVID-19 pandemic, we used cash generated from operations and other excess cash to the extent not needed to fund capital investments contemplated by our business plan, to pay down our loans and credit facilities. This provided us with availability under our loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary.

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

As our Company enjoys the recovery in the global cinema business, we are in parallel facing macroeconomic headwinds such as increased interest rates, inflation, supply chain issues and increased labor and operating costs, many of which are beyond our control. We are also working through the challenges posed by the 2023 debt maturity dates of our Company, which come at a time when interest rates are the highest they have been in decades.

If our Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed our Company’s borrowing capacity under its available facilities, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling additional assets, or restructuring debt. We have listed as assets held for sale two U.S. properties with a combined book value (the lower of cost or market, as opposed to fair market value) of $11.7 million. These assets were selected since, based on recent appraisals, we believe that they would free up material amounts of cash and that it is unlikely that they would materially increase in value over the next three to five years without significant capital investment.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 12 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 3 – Impact of COVID-19 Pandemic, Artists Strike and Liquidity.

The changes in cash and cash equivalents for the six months ended June 30, 2023, and June 30, 2022, respectively, are discussed as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2023	2022	% Change
Net cash provided by (used in) operating activities	$(8,808)	$(17,557)	50%
Net cash provided by (used in) investing activities	(3,430)	(3,694)	7%
Net cash provided by (used in) financing activities	(712)	(4,249)	83%
Effect of exchange rate on cash and restricted cash	(188)	(1,622)	88%
Increase (decrease) in cash and cash equivalents and restricted cash	$(13,138)	$(27,122)	52%

Operating activities

Cash used in operating activities for the six months ended June 30, 2023, decreased by $8.7 million, to $8.8 million. This was driven by an improved cinema operating performance compared to the prior year period, recognition of rental income from our tenant, at our 44 Union Square property, which did not occur in the same period of prior year, and increase in net operating assets and liabilities.

Investing activities

Cash used in investing activities during the six months ended June 30, 2023, was $3.4 million, compared to the same period of prior year of $3.7 million.

Financing activities

Cash used in financing activities for the six months ended June 30, 2023, decreased by $3.5 million, to $0.7 million due to a borrowing on an existing facility.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the second quarter ended June 30, 2023, and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2023	2022	2021	2020	2019
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$15,511	$29,947	$83,251	$26,826	$12,135
Unused borrowing facility	8,845	12,000	12,000	15,490	73,920
Restricted for capital projects	8,845	12,000	12,000	9,377	13,952
Unrestricted capacity	—	—	—	6,113	59,968
Total resources at period end	24,356	41,947	95,251	42,316	86,055
Total unrestricted resources at period end	15,511	29,947	83,251	32,939	72,103
Debt-to-Equity Ratio
Total contractual facility	$222,649	$227,633	$248,948	$300,449	$283,138
Total debt (gross of deferred financing costs)	213,804	215,633	236,948	284,959	209,218
Current	48,025	38,026	12,060	42,299	37,380
Non-current	165,779	177,607	224,888	242,660	171,838
Finance lease liabilities	11	28	209	—	—
Total book equity	47,566	63,279	105,060	81,173	139,616
Debt-to-equity ratio	4.49	3.41	2.26	3.51	1.50
Changes in Working Capital
Working capital (deficit)(2)	$(81,948)	$(74,152)	$(6,673)	$(64,140)	$(84,138)
Current ratio	0.36	0.39	0.94	0.47	0.24
Capital Expenditures (including acquisitions)	$3,430	$9,780	$14,428	$16,759	$47,722

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

As of June 30, 2023, we had $15.5 million in cash and cash equivalents compared to $29.9 million on December 31, 2022. On June 30, 2023, our total outstanding borrowings were $213.8 million compared to $215.6 million on December 31, 2022.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2023:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt(1)	$39,405	$137,409	$300	$314	$7,500	$—	$184,928
Operating leases, including imputed interest	16,693	31,556	29,526	27,619	25,287	141,751	272,432
Finance leases, including imputed interest	11	—	—	—	—	—	11
Subordinated debt(1)	378	586	—	—	27,913	—	28,877
Pension liability	342	684	684	684	684	558	3,636
Estimated interest on debt (2)	8,872	8,322	2,913	2,899	1,302	—	24,309
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$65,701	$184,456	$33,423	$31,516	$62,686	$142,309	$520,092

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the second quarter and six months ended June 30, 2023.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the second quarter and six months ended June 30, 2023.

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended June 30, 2023. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the second quarter of 2023, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 6.5% and 4.8%, respectively, compared to the same period prior year.

At June 30, 2023, approximately 35.6% and 8.5% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $6.6 million in cash and cash equivalents. At December 31, 2022, approximately 34.1% and 8.4% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately ($14.6) million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $0.6 million and $1.4 million for the quarter and six months ended June 30, 2023, respectively. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of June 30, 2023, and December 31, 2022, the balance of cumulative foreign currency translation adjustments were approximately a ($2.0) million loss and ($0.7) million gain, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in an approximate $408,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to the risk factors we previously disclosed in Item IA of our 2022 Form 10-K other than the potential impact of the Hollywood Strikes.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2022 Form 10-K, as well as those contained in Part I – Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2022 Form 10-K.

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1*	Amendment Deed dated May 12, 2023 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

___________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: August 14, 2023

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: August 14, 2023

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer