Form 10-Q
period 2023-09-30
READING INTERNATIONAL INC
filed 2023-11-15
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2023, there were 20,592,834 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$11,925	$29,947
Restricted cash	5,714	5,032
Receivables	5,779	6,206
Inventories	1,488	1,616
Derivative financial instruments - current portion	17	907
Prepaid and other current assets	4,243	3,804
Land and property held for sale	12,362	—
Total current assets	41,528	47,512
Operating property, net	261,614	286,952
Operating lease right-of-use assets	180,718	200,417
Investment and development property, net	8,336	8,792
Investment in unconsolidated joint ventures	4,488	4,756
Goodwill	24,597	25,504
Intangible assets, net	2,110	2,391
Deferred tax asset, net	489	447
Other assets	8,717	10,284
Total assets	$532,597	$587,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$41,896	$42,590
Film rent payable	3,462	5,678
Debt - current portion	40,402	37,279
Subordinated debt - current portion	776	747
Taxes payable - current	2,390	300
Deferred revenue	8,616	10,286
Operating lease liabilities - current portion	22,977	23,971
Other current liabilities	6,673	813
Total current liabilities	127,192	121,664
Debt - long-term portion	138,560	148,688
Subordinated debt, net	27,117	26,950
Noncurrent tax liabilities	5,842	7,117
Operating lease liabilities - non-current portion	180,002	200,037
Other liabilities	11,829	19,320
Total liabilities	$490,542	$523,776
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,528,994 issued and 20,592,834 outstanding at September 30, 2023 and
33,348,295 issued and 20,412,185 outstanding at December 31, 2022	236	235
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2023 and December 31, 2022	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	154,903	153,784
Retained earnings/(deficits)	(67,104)	(48,816)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(5,647)	(1,957)
Total Reading International, Inc. stockholders’ equity	41,998	62,856
Noncontrolling interests	57	423
Total stockholders’ equity	42,055	63,279
Total liabilities and stockholders’ equity	$532,597	$587,055

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Cinema	$62,688	$48,359	$165,731	$147,476
Real estate	3,875	2,837	11,694	8,432
Total revenue	66,563	51,196	177,425	155,908
Costs and expenses
Cinema	(53,278)	(45,308)	(146,297)	(134,579)
Real estate	(2,281)	(2,352)	(6,600)	(6,715)
Depreciation and amortization	(4,580)	(5,010)	(13,908)	(15,781)
Impairment expense	—	—	—	(1,549)
General and administrative	(5,405)	(5,257)	(15,693)	(17,364)
Total costs and expenses	(65,544)	(57,927)	(182,498)	(175,988)
Operating income (loss)	1,019	(6,731)	(5,073)	(20,080)
Interest expense, net	(5,072)	(3,693)	(14,063)	(10,242)
Gain (loss) on sale of assets	—	(59)	—	(59)
Other income (expense)	267	5,455	356	8,445
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(3,786)	(5,028)	(18,780)	(21,936)
Equity earnings of unconsolidated joint ventures	217	61	443	233
Income (loss) before income taxes	(3,569)	(4,967)	(18,337)	(21,703)
Income tax benefit (expense)	(896)	(332)	(313)	(1,492)
Net income (loss)	$(4,465)	$(5,299)	$(18,650)	$(23,195)
Less: net income (loss) attributable to noncontrolling interests	(65)	(122)	(361)	(228)
Net income (loss) attributable to Reading International, Inc.	$(4,400)	$(5,177)	$(18,289)	$(22,967)
Basic earnings (loss) per share	$(0.20)	$(0.23)	$(0.82)	$(1.04)
Diluted earnings (loss) per share	$(0.20)	$(0.23)	$(0.82)	$(1.04)
Weighted average number of shares outstanding–basic	22,273,423	22,043,823	22,208,757	22,011,755
Weighted average number of shares outstanding–diluted	22,273,423	22,043,823	22,208,757	22,011,755

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(4,465)	$(5,299)	$(18,650)	$(23,195)
Foreign currency translation gain (loss)	(1,686)	(8,279)	(3,038)	(15,268)
Gain (loss) on cash flow hedges	(26)	60	(813)	1,253
Other	52	49	156	154
Comprehensive income (loss)	(6,125)	(13,469)	(22,345)	(37,056)
Less: net income (loss) attributable to noncontrolling interests	(65)	(122)	(361)	(228)
Less: comprehensive income (loss) attributable to noncontrolling interests	(3)	(3)	(5)	(1)
Comprehensive income (loss)	$(6,057)	(13,344)	$(21,979)	$(36,827)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net income (loss)	$(18,650)	$(23,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(443)	(233)
Distributions of earnings from unconsolidated joint ventures	468	283
(Gain) loss recognized on foreign currency transactions	—	(5,952)
Loss provision on impairment of asset	—	1,549
(Gain) Loss on sale of assets	—	59
Amortization of operating leases	14,871	17,342
Amortization of finance leases	23	30
Change in operating lease liabilities	(15,998)	(17,560)
Purchase of derivative instruments	—	(86)
Change in net deferred tax assets	(98)	(370)
Depreciation and amortization	13,908	15,781
Other amortization	1,157	1,225
Stock based compensation expense	1,364	1,379
Net changes in operating assets and liabilities:
Receivables	325	2,536
Prepaid and other assets	(483)	(1,768)
Payments for accrued pension	(513)	(513)
Accounts payable and accrued expenses	932	(2,333)
Film rent payable	(2,127)	(4,014)
Taxes payable	2,155	(8,131)
Deferred revenue and other liabilities	(3,257)	(2,143)
Net cash provided by (used in) operating activities	(6,366)	(26,114)
Investing Activities
Purchases of and additions to operating and investment properties	(6,191)	(6,387)
Contributions to unconsolidated joint ventures	—	(32)
Net cash provided by (used in) investing activities	(6,191)	(6,419)
Financing Activities
Repayment of borrowings	(6,862)	(7,535)
Repayment of finance lease principal	(25)	(32)
Proceeds from borrowings	3,839	—
Capitalized borrowing costs	(594)	(236)
(Cash paid) proceeds from the settlement of employee share transactions	(244)	(83)
Noncontrolling interest contributions	—	4
Noncontrolling interest distributions	—	(64)
Net cash provided by (used in) financing activities	(3,886)	(7,946)
Effect of exchange rate on cash and restricted cash	(897)	(2,242)
Net increase (decrease) in cash and cash equivalents and restricted cash	(17,340)	(42,721)
Cash and cash equivalents and restricted cash at the beginning of the period	34,979	88,571
Cash and cash equivalents and restricted cash at the end of the period	$17,639	$45,850

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$11,925	$39,628
Restricted cash	5,714	6,222
	$17,639	$45,850

Supplemental Disclosures
Interest paid	$13,826	$9,082
Income taxes (refunded) paid	(697)	9,636
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,557	2,961

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Description of Business and Segment Reporting

Our Company

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading,” and “we,” “us,” or “our”) was incorporated in 1999. Our businesses, owned and operated through our various subsidiaries, consist primarily of:

•the development, ownership, and operation of cinemas in the United States, Australia, and New Zealand; and

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

The table below summarizes the results of operations for each of our business segments for the quarter and nine months ended September 30, 2023, and 2022, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Revenue:
Cinema exhibition	$62,688	$48,358	$165,731	$147,476
Real estate	5,056	4,070	15,338	12,265
Inter-segment elimination	(1,181)	(1,232)	(3,644)	(3,833)
	$66,563	$51,196	$177,425	$155,908
Segment operating income (loss):
Cinema exhibition	$4,395	$(2,137)	$4,256	$(5,902)
Real estate	920	(145)	3,212	(125)
	$5,315	$(2,282)	$7,468	$(6,027)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Segment operating income (loss)	$5,315	$(2,282)	$7,468	$(6,027)
Unallocated corporate expense
Depreciation and amortization expense	(172)	(258)	(527)	(804)
General and administrative expense	(4,124)	(4,190)	(12,014)	(13,249)
Interest expense, net	(5,072)	(3,694)	(14,063)	(10,242)
Equity earnings of unconsolidated joint ventures	217	61	443	233
Gain (loss) on sale of assets	—	(59)	—	(59)
Other income (expense)	267	5,455	356	8,445
Income (loss) before income tax expense	$(3,569)	$(4,967)	$(18,337)	$(21,703)

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

Operating results for the quarter and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Note 3 – Impact of COVID-19 Pandemic and the Writers and Actors Strikes on Operations and Liquidity

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

(ii)The timing of certain anticipated cinema releases and the effectiveness of cinema marketing related to cinema releases have been adversely affected by the now settled writers’ and actors’ strikes (the “Hollywood Strikes”);

(iii)Inflationary pressures, ongoing supply chain issues and increased variable operating expenses continue to compress margins as we encounter consumer resistance to price increases;

(iv)Labor costs continue to increase (due both to government mandates and labor shortages);

(v)The Reserve banks in the U.S., Australia and New Zealand have increased interest rates causing our cost of borrowing to increase materially; and

(vi)Increased fixed costs, such as third-party cinema rents, some of which are increasing due to long ago negotiated fixed rent increases, which are exacerbated on a cash flow basis now by our need to also pay certain rent deferrals accrued during the periods when our operations were closed or restricted due to the COVID-19 pandemic.

Notwithstanding the above, our global cinema segment operating income continues to grow when compared to pandemic periods. Movies leading the box office during this period included Barbie, Oppenheimer, Mission: Impossible – Dead Reckoning Part One, Indiana Jones and the Dial of Destiny, Teenage Mutant Ninja Turtles: Mutant Mayhem and Sound of Freedom. Despite the fact that our industry has not fully returned to pre-COVID-19 pandemic levels, our industry is recovering.

In light of the above factors, our Company continues its cost-reduction efforts in our cinema operating segment, including, but not limited to, restricting utilities and essential operating expenses to the minimum levels necessary, reducing employment costs by limiting hours of operation and/or shifts and increasing reliance on automation, and minimizing capital outlays. We continue to work with our landlords to manage our rent obligations. We have terminated cinema leases where their long-term profitability is in sufficient doubt.

Our Real Estate operating segment has been less impacted by the legacy impacts of the COVID-19 pandemic, with the exception of our assets associated with office space, such as 44 Union Square in New York City and 5995 Sepulveda in Culver City, California.

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. The evaluation of the going concern assertion involves firstly considering whether it is probable that our Company has sufficient resources, as at the issue date of the financial statements, to meet its obligations as they fall due for twelve months following the issue date. Should it be probable that there are not sufficient resources, we must determine whether it is probable that our plans will mitigate the consequential going concern substantial doubt. Our evaluation is informed by current operating conditions (including the progressive improvement in both the cinema segment revenues and operating income due to the successful release of various movies during the period), liquidity positions, debt obligations, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well since the onset of COVID-19 and is key to management’s overall evaluation of ASC 205-40 Going Concern. As of December 31, 2022, in our Form 10-K, we reported that our plans were probable of being implemented and thus they alleviated the substantial doubt about our Company’s ability to continue as a going concern.

We have $58.6 million of debt maturing in the twelve months from the issue of this Form 10-Q. As at September 30, 2023, we have unrestricted cash of $11.9 million and negative working capital of $85.7 million. To alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve-months, these loans need to be refinanced, our revenues and net income need to continue to improve, cinema rents need to be renegotiated downward, and/or funds need to be raised through asset monetizations.

We believe that it is probable that our outstanding loans with current maturities will be extended on terms reasonably acceptable to us. The maturity date of our loan on the Cinemas 123 from Valley National Bank was extended from April 1, 2023, to July 3, 2023, then to October 3, 2023 to allow additional time to complete a refinance under a term sheet, and has now been extended to October 1, 2024, following the refinance on September 29, 2023. We extended our loan on our Australian assets from NAB facility to July 31, 2025. With respect to our U.S. based loan from Santander ($8.0 million), we expect our lender to extend that loan for a reasonable period to allow for an appropriate refinance. With respect to our loan on our assets in New Zealand from Westpac ($8.3 million), we have requested an extension for a reasonable period to allow for an appropriate refinance.

We have begun active processes to monetize certain assets as detailed in Note 6. Based on the results of our asset monetizations in 2021, we believe these processes will produce net proceeds sufficient to alleviate any substantial doubt about our Company’s ability to continue as a going concern. As we monitor the cinema market conditions (such as improving box office and progression of the Hollywood Strike negotiations), we are also currently exploring the potential monetization of other real estate assets to further enhance our liquidity conditions for the long-term future of our Company.

As noted above, we are continuing to reduce our fixed costs of operation by renegotiating lease rents and closing non-performing cinemas upon the expiration of their current lease terms.

Notwithstanding some temporary release schedule impacts from the Hollywood Strikes, we believe that the global cinema industry will continue to recover in 2023 and into 2024 and 2025. This belief underpins our forecasts and cash flow projections. Our forecasts rely upon, among other things, the current industry movie release schedule, which demonstrates an increased number of movies from the major studios and other distributors and an improvement in the quality of the movie titles, and the public’s demonstrable desire to attend movies in a theatrical environment. These factors are both out of management’s control and are material, individually and in aggregate, to the realization of management’s forecasts and expectations.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. In 2022, when considered necessary, our Company performed quantitative recoverability tests of the carrying values of all its asset groups. These tests compare the carrying values of all asset groups to the estimated undiscounted future cash flows expected to result from the use of those asset groups. As a result of this testing, we recorded $1.5 million of impairment charges against certain cinema asset groups in the second quarter of 2022. The charges related to cinemas whose performance had not improved commensurate with the wider group. No further impairment charges were recorded in the remainder of the year. No impairment charges were recorded in nine months of 2023. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and its aftermath, with government policy related to work-place regulation, increasing interest rates, inflationary impacts and with ongoing theatrical release patterns and applicable film rent, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2022. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. No additional triggering events were identified in the first nine months of 2023, and therefore no goodwill impairment testing or charges were necessary. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and its aftermath, with government policy related to work-place regulation, increasing interest rates, inflationary impacts and with ongoing theatrical release patterns and applicable film rent and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, we have looked to our overseas operations to cover an increasing portion of our domestic general and administrative costs. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2023. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
	September 30, 2023		December 31, 2022	September 30, 2022
Spot Rate
Australian Dollar	0.6451		0.6805	0.6437
New Zealand Dollar	0.6013		0.6342	0.5642
Average Rate
Australian Dollar	0.6551	0.6691	0.6946	0.6829	0.7071
New Zealand Dollar	0.6053	0.6179	0.6357	0.6127	0.6463

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(4,400)	$(5,177)	$(18,289)	$(22,967)
Denominator:
Weighted average number of common stock – basic	22,273,423	22,043,823	22,208,757	22,011,755
Weighted average dilutive impact of awards	—	—	—	—
Weighted average number of common stock – diluted	22,273,423	22,043,823	22,208,757	22,011,755
Basic earnings (loss) per share	$(0.20)	$(0.23)	$(0.82)	$(1.04)
Diluted earnings (loss) per share	$(0.20)	$(0.23)	$(0.82)	$(1.04)
Awards excluded from diluted earnings (loss) per share	205,122	911,732	205,122	911,732

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first nine months of 2023 and 2022.

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

Note 6 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at September 30, 2023 and December 31, 2022, is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Land	$59,479	$67,392
Building and improvements	202,302	213,226
Leasehold improvements	59,067	64,230
Fixtures and equipment	188,955	194,753
Construction-in-progress	4,845	6,839
Total cost	514,648	546,440
Less: accumulated depreciation	(253,034)	(259,488)
Operating property, net	$261,614	$286,952

Depreciation expense for operating property was $4.5 million and $13.8 million for the quarter and nine months ended September 30, 2023, respectively, and $4.9 million and $15.5 million for the quarter and nine months ended September 30, 2022, respectively.

Investment and Development Property, net

Our investment and development property as of September 30, 2023 and December 31, 2022, is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Land	$3,657	$3,857
Construction-in-progress (including capitalized interest)	4,679	4,935
Investment and development property	$8,336	$8,792

Construction-in-Progress – Operating and Investment Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the nine months ended September 30, 2023, are shown below:

(Dollars in thousands)	Balance, December 31, 2022	Additions during the period	Completed during the period	Foreign currency translation	Balance, September 30, 2023
Courtenay Central development	6,380	—	—	(318)	6,062
Cinema developments and improvements	2,990	2,880	(3,542)	(61)	2,267
Other real estate projects	2,404	1,557	(2,744)	(22)	1,195
Total	$11,774	$4,437	$(6,286)	$(401)	$9,524

Disposal Groups Held for Sale

Culver City, Los Angeles

In May 2023, we classified our Culver City administrative building, commonly known as 5995 Sepulveda Blvd., as held for sale. Our book value (as opposed to fair value) of the property is $11.2 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. The disposal group consists of land, a building and various leasehold improvements. We expect to complete the sale within 12 months. The property is currently encumbered with a $8.5 million first mortgage which will become due on sale. It is not anticipated that any pre-payment penalty or make-whole payment will be payable in connection with such payoff.

2483 Trenton Avenue, Williamsport, Pennsylvania

In June 2023, we classified our approximately 26.6-acre property at 2483 Trenton Avenue, Williamsport, Pennsylvania, as held for sale at the lower of cost and fair value less costs to sell. The current book value (as opposed to fair value) of the property is $460,000. The property is part of our historic railroad operations, consisting of land and an 18,000 square foot industrial building. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months. The property is unencumbered. We have retained CBRE as our exclusive agent for the marketing of this property.

Maitland Centre, New South Wales

In September 2023, we classified our freehold Maitland cinema as held for sale. Our book value (as opposed to fair value) of the property is $706,000, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. On October 25, 2023, we completed the sale of this property at a sales price of AU$2,800,000.

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

The components of lease expense were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$8	$8	$23	$30
Interest on lease liabilities	—	1	1	2
Operating lease cost	8,076	8,160	24,287	24,475
Variable lease cost	722	181	1,377	270
Total lease cost	$8,806	$8,350	$25,688	$24,777

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$26	$33
Operating cash flows for operating leases	24,944	26,034
Right-of-use assets obtained in exchange for new operating lease liabilities	1,578	6,720

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Operating leases
Operating lease right-of-use assets	$180,718	$200,417
Operating lease liabilities - current portion	22,977	23,971
Operating lease liabilities - non-current portion	180,002	200,037
Total operating lease liabilities	$202,979	$224,008
Finance leases
Property plant and equipment, gross	356	363
Accumulated depreciation	(353)	(338)
Property plant and equipment, net	$3	$25
Other current liabilities	3	28
Total finance lease liabilities	$3	$28

Other information
Weighted-average remaining lease term - finance leases	0	1
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	5.21%	5.21%
Weighted-average discount rate - operating leases	4.56%	4.55%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2023	$8,149	$3
2024	31,198	—
2025	29,159	—
2026	27,283	—
2027	24,977	—
Thereafter	139,619	—
Total lease payments	$260,385	$3
Less imputed interest	(57,406)	—
Total	$202,979	$3

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Components of lease income
Lease payments	$2,834	2,046	$8,271	$6,065
Variable lease payments	288	333	618	598
Total lease income	$3,122	$2,379	$8,889	$6,663

The book value of underlying assets under operating leases from owned assets was as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Building and improvements
Gross balance	$132,000	$136,749
Accumulated depreciation	(27,234)	(26,148)
Net Book Value	$104,766	$110,601

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2023	$2,345
2024	9,083
2025	8,696
2026	7,225
2027	6,541
Thereafter	28,045
Total	$61,935

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2023, and December 31, 2022.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2022	$20,280	$5,224	$25,504
Foreign currency translation adjustment	(907)	—	(907)
Balance at September 30, 2023	$19,373	$5,224	$24,597

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2023. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2023, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impact of COVID-19 Pandemic and Liquidity.

The tables below summarize intangible assets other than goodwill, as of September 30, 2023, and December 31, 2022, respectively.

	As of September 30, 2023
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$11,237	$9,058	$4,829	$25,124
Less: Accumulated amortization	(11,030)	(7,956)	(4,020)	(23,006)
Less: Impairments	—	—	(8)	(8)
Net intangible assets other than goodwill	$207	$1,102	$801	$2,110

	As of December 31, 2022
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,216	$9,058	$4,915	$26,189
Less: Accumulated amortization	(11,964)	(7,838)	(3,956)	(23,758)
Less: Impairments	—	—	(40)	(40)
Net intangible assets other than goodwill	$252	$1,220	$919	$2,391

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2023

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beneficial lease amortization	$21	$21	$43	$65
Other amortization	129	286	182	396
Total intangible assets amortization	$150	$307	$225	$461

Note 9 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2023, and December 31, 2022:

		September 30,	December 31,
(Dollars in thousands)	Interest	2023	2022
Rialto Cinemas	50.0%	$860	$920
Mt. Gravatt	33.3%	3,628	3,836
Total investments		$4,488	$4,756

For the quarter and nine months ended September 30, 2023 and 2022, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Rialto Cinemas	$25	$(15)	$(14)	$(68)
Mt. Gravatt	192	76	457	301
Total equity earnings	$217	$61	$443	$233

Note 10 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Prepaid and other current assets
Prepaid expenses	$2,349	$1,859
Prepaid taxes	1,181	1,687
Income taxes receivable	415	—
Prepaid rent	19	—
Deposits	247	233
Interest receivable	16	8
Investments in marketable securities	16	17
Total prepaid and other current assets	$4,243	$3,804
Other non-current assets
Other non-cinema and non-rental real estate assets	675	1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,196	8,302
Long-term deposits	8	10
Total other non-current assets	$8,717	$10,284

Note 11 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was (1.7%) and (6.9%) for the nine months ended September 30, 2023 and 2022, respectively. The difference is primarily due to a decrease in reserve for unrecognized tax benefits in 2023. The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 12 – Borrowings

Our Company’s borrowings at September 30, 2023 and December 31, 2022, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2023
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,117	9.63%	9.63%
Bank of America Credit Facility (US)	September 4, 2024	22,375	22,375	22,260	11.00%	11.00%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2024	21,061	21,061	20,805	8.31%	8.31%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,998	8.22%	6.00%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,471	8,471	8,422	4.64% / 4.44%	4.61%
Union Square Financing (US)	May 6, 2024	55,000	46,840	46,447	12.52%	12.52%
Purchase Money Promissory Note (US)	September 18, 2024	776	776	776	5.00%	5.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	July 31, 2025	64,831	64,831	64,708	5.85%	5.85%
Westpac Bank Corporate (NZ)	January 1, 2024	8,322	8,322	8,322	8.20%	8.20%
		$216,749	$208,589	$206,855

(1)Net of deferred financing costs amounting to $1.7 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provides for an effective fixed rate of 6.00%.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2023.

	As of December 31, 2022
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$26,950	8.41%	8.41%
Bank of America Credit Facility (US)(5)	March 1, 2024	26,750	26,750	26,663	10.00%	10.00%
Cinemas 1, 2, 3 Term Loan (US)(5)	April 1, 2023	22,455	22,455	22,208	6.63%	6.63%
Minetta & Orpheum Theatres Loan (US)(2)	November 1, 2023	8,000	8,000	7,974	7.12%	5.15%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,674	8,674	8,613	4.64% / 4.44%	4.64%
Union Square Financing (US)(3)	May 6, 2024	55,000	43,000	42,484	11.25%	7.40%
Purchase Money Promissory Note (US)	September 18, 2024	1,333	1,333	1,333	5.00%	5.00%
Denominated in foreign currency ("FC")(4)
NAB Corporate Term Loan (AU)	June 30, 2024	68,731	68,731	68,662	4.82%	4.82%
Westpac Bank Corporate (NZ)	January 1, 2024	8,777	8,777	8,777	6.95%	6.95%
Total		$227,633	$215,633	$213,664

(1)Net of deferred financing costs amounting to $2.0 million.

(2)The interest rate derivative associated with the Minetta & Orpheum loan provided for an effective fixed rate of 5.15%.

(3)The interest rate derivative associated with the Union Square loan provided for an effective fixed rate of 7.40%.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2022.

(5)This financing facilities were extended after December 31, 2022.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	September 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2023	2022
Debt - current portion	$40,402	$37,279
Debt - long-term portion	138,560	148,688
Subordinated debt - current portion	776	747
Subordinated debt - long-term portion	27,117	26,950
Total borrowings	$206,855	$213,664

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

Minetta and Orpheum Theatres Loan

On October 12, 2018, we refinanced our $7.5 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, with a loan for a five-year term of $8.0 million.  Such modification was not considered to be substantial under U.S. GAAP.   Our current loan with Bank Santander matured on November 1, 2023.   Based on conversations with the Bank Santander, and while no assurances can be given, we understand that Bank Santander is preparing a proposal for a short term extension of that loan.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten-year $8.4 million mortgage loan on our Culver City building at a fixed annual interest rate of 4.64%. On June 26, 2017, we obtained a further $1.5 million at a fixed annual interest rate of 4.44%.

Cinemas 1,2,3 Term Loan

Our Cinemas 1,2,3 Term Loan is held by Sutton Hill Properties LLC (“SHP”), a 75% owned subsidiary of RDI. On September 29, 2023, we extended the maturity of this loan from October 3, 2023, to October 1, 2024. The loan is with Valley National Bank, carries an interest rate of 3.50% above monthly SOFR, with a floor of 7.50%, and includes provisions for a prepaid interest reserve.

Union Square Financing

On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital secured by our 44 Union Square property and certain limited guarantees. The facility bears a variable interest rate of one month LIBOR plus 6.9% with a floor of 7.0%

and includes provisions for a prepaid interest and property tax reserve fund. The loan has two 12-month options to extend, and may be repaid at any time, without the payment of any premium. As these options are within our control, we continue to keep the loan classified as long-term. The loan currently carries an interest rate of 12.52%.

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

Westpac Bank Corporate Credit Facility (NZ)

Our Westpac Corporate Credit Facility for NZ$13.8 million matures on January 1, 2024. The facility currently carries an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively. Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the current quarter and the quarter ending December 31, 2023.

Australian NAB Corporate Term Loan (AU)

Our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matures on July 31, 2025. It currently consists of (i) a AU$100.5 million Corporate Loan facility at 1.75% above BBSY, of which AU$60.0 million is revolving and AU$40.5 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.9% per annum. The last required AU$500,000 in principal payment for core Corporate Loan Facility, before maturity, was paid in full on October 31, 2023.

Note 13 – Other Liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Current liabilities
Lease liability	$5,900	$—
Accrued pension	684	684
Security deposit payable	53	68
Finance lease liabilities	3	28
Other	33	33
Other current liabilities	$6,673	$813
Other liabilities
Lease make-good provision	5,860	6,131
Accrued pension	2,771	3,138
Deferred rent liability	1,537	2,484
Environmental reserve	1,656	1,656
Lease liability	—	5,900
Acquired leases	5	11
Other non-current liabilities	$11,829	$19,320

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 13 – Pension and Other Liabilities in our 2022 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $3.5 million on September 30, 2023. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the nine months ended September 30, 2023, and 2022. Our pension plan is unfunded.

During the quarter and nine months ended September 30, 2023, the interest cost was $47,000 and $146,000, respectively, and the actuarial loss was $52,000 and $155,000, respectively. During the quarter and nine months ended September 30, 2022, the interest cost was $53,000 and $165,000, respectively, and the actuarial loss was $52,000 and $155,000, respectively.

Note 14 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2023	$(697)	$(18)	$(1,822)	$580	$(1,957)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(811)	(811)
Net change related to derivatives	—	—	—	(813)	(813)

Net current-period other comprehensive income (loss)	(3,033)	1	155	(813)	(3,690)
Balance at September 30, 2023	$(3,730)	$(17)	$(1,667)	$(233)	$(5,647)

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

From time to time, there are claims brought against us relating to the exposure of former employees to asbestos and/or coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance providers1555. However, this insurance settlement does not cover litigation by people who were not employees of our historic railroad operations and who may claim direct or second-hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

Note 16 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd;

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Australian Country Cinemas, Pty Ltd	$82	$26
Shadow View Land and Farming, LLC	(2)	(3)
Sutton Hill Properties, LLC	(23)	400
Noncontrolling interests in consolidated subsidiaries	$57	$423

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Australian Country Cinemas, Pty Ltd	$25	$15	$60	$76
Shadow View Land and Farming, LLC	1	(3)	1	(4)
Sutton Hill Properties, LLC	(91)	(134)	(422)	(300)
Net income (loss) attributable to noncontrolling interests	$(65)	$(122)	$(361)	$(228)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2023	20,412	$235	1,681	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(11,111)	—	—	(11,111)	(213)	(11,324)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,293)	(1,293)	(1)	(1,294)
Share-based compensation expense	—	—	—	—	443	—	—	—	443	—	443
Restricted Stock Units	89	—	—	—	(132)	—	—	—	(132)	—	(132)
At March 31, 2023	20,501	$235	1,681	$17	$154,095	$(59,927)	$(40,407)	$(3,250)	$50,763	$209	$50,972
Net income	—	—	—	—	—	(2,778)	—	—	(2,778)	(83)	(2,861)
Other comprehensive income, net	—	—	—	—	—	—	—	(740)	(740)	(1)	(741)
Share-based compensation expense	—	—	—	—	308	—	—	—	308	—	308
Restricted Stock Units	92	1	—	—	(113)	—	—	—	(112)	—	(112)
At June 30, 2023	20,593	$236	1,681	$17	$154,290	$(62,705)	$(40,407)	$(3,990)	$47,441	$125	$47,566
Net income	—	—	—	—	—	(4,400)	—	—	(4,400)	(65)	(4,465)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,657)	(1,657)	(3)	(1,660)
Share-based compensation expense	—	—	—	—	614	—	—	—	614	—	614
Restricted Stock Units	0	—	—	—	—	—	—	—	—	—	—
At September 30, 2023	20,593	$236	1,681	$17	$154,904	$(67,105)	$(40,407)	$(5,647)	$41,998	$57	$42,055

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2022	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(15,354)	—	—	(15,354)	(99)	(15,453)
Other comprehensive income, net	—	—	—	—	—	—	—	3,524	3,524	1	3,525
Share-based compensation expense	—	—	—	—	415	—	—	—	415	—	415
Restricted Stock Units	52	1	—	—	(32)	—	—	—	(31)	—	(31)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(22)	(22)
At March 31, 2022	20,312	$234	1,680	$17	$152,364	$(27,986)	$(40,407)	$8,406	$92,628	$866	$93,494
Net income	—	—	—	—	—	(2,436)	—	—	(2,436)	(7)	(2,443)
Other comprehensive income, net	—	—	—	—	—	—	—	(9,218)	(9,218)	1	(9,217)
Share-based compensation expense	—	—	—	—	466	—	—	—	466	—	466
Restricted Stock Units	49	—	—	—	(52)	—	—	—	(52)	—	(52)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(21)	(21)
At June 30, 2022	20,361	$234	1,680	$17	$152,778	$(30,422)	$(40,407)	$(812)	$81,388	$839	$82,227
Net income	—	—	—	—	—	(5,177)	—	—	(5,177)	(122)	(5,299)
Other comprehensive income, net	—	—	—	—	—	—	—	(8,167)	(8,167)	(3)	(8,170)
Share-based compensation expense	—	—	—	—	497	—	—	—	497	--	497
Distributions to noncontrolling stockholders	—		—	—	—	—	—	—	--	(21)	(21)
At September 30, 2022	20,361	$234	1,680	$17	$153,275	$(35,599)	$(40,407)	$(8,979)	$68,541	$693	$69,234

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

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At September 30, 2023, there were 278,193 shares of Class A Common Stock available for issuance under the 2020 Plan, which includes shares from the 2010 Plan that become available for issuance due to the forfeiture of then outstanding out of the money stock options.

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

No stock options were issued in the nine months ended September 30, 2023.

For the quarters ended September 30, 2023, and 2022, we recorded a compensation expense of $9,000 and $53,000, respectively. For the nine months ended September 30, 2023, and 2022, we recorded a compensation expense of $27,000 and $159,000, respectively, with respect to our prior stock option grants. At September 30, 2023, the total unrecognized estimated compensation expense related to non-vested stock options was $9,000, which we expect to recognize over a weighted average vesting period of 0.25 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at September 30, 2023, was nil, as the closing price of our Class A Common Stock on that date was $2.12.

The following table summarizes the number of options outstanding and exercisable as of September 30, 2023, and December 31, 2022:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2021	517,344	$15.42	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(189,846)	14.63	—	—
Balance - December 31, 2022	327,498	$15.87	1.24	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(122,376)	—	—	—
Balance - September 30, 2023	205,122	$15.92	0.45	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of September 30, 2023:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	September 30, 2023	September 30, 2023	September 30, 2023
Opening balance	189,880	507,635	697,515	642,908	18,758	35,849

April 5, 2021	—	262,830	262,830	90,804	149,008	23,018
April 19, 2021	—	22,888	22,888	10,831	10,560	1,497
August 11, 2021	26,924	—	26,924	26,924	—	—
December 8, 2021	48,951	—	48,951	48,951	—	—
April 18, 2022	—	428,899	428,899	75,721	316,601	36,577
December 15, 2022	73,683	—	73,683	—	73,683	—
April 11, 2023	—	413,536	413,536	—	413,536	—
April 21, 2023	—	237,719	237,719	—	237,719	—
April 28, 2023	—	20,427	20,427	—	20,427	—

Total	339,438	1,893,934	2,233,372	896,139	1,240,292	96,941

Time vested RSU awards to management vest 25% on the anniversary of the grant date and the remainder over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. On April 11 and April 21, 2023, the Board of Directors determined that our Company was not in a position to pay cash bonuses that would otherwise have been earned by certain members of management under our Company’s Incentive Compensation Plan for 2022, and authorized the issuance in lieu of such cash bonuses 85,139 RSUs, vesting on April 11, 2024 and 52,350 RSUs, vesting on April 21, 2024.

RSUs issued to non-employee directors vest on the first to occur of (i) 5:00 pm, Los Angeles, CA time on the last business day prior to the one-year anniversary of the Grant Date or (ii) the date on which the Recipient has served such Recipient’s full term as a Director.

For the quarters ended September 30, 2023, and 2022, we recorded compensation expense of $604,000 and $444,000, respectively. For the nine months ended September 30, 2023, and 2022, we recorded compensation expense of $1.3 million and $1.2 million, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $4.1 million as of September 30, 2023, which we expect to recognize over a weighted average vesting period of 1.48 years.

Stock Repurchase Program

On March 10, 2020, our Board of Directors authorized a $25.0 million increase to our 2017 stock repurchase program, bringing our total authorized repurchase amount remaining to $26.0 million, and extended the program to March 2, 2024. Through September 30, 2023, we have repurchased 1,792,819 shares of Class A Common Stock at an average price of $13.39 per share (excluding transaction costs). The last share repurchase made by our Company was made on March 5, 2020, at which time 25,000 shares were purchased at an average cost per share of $7.30.

Note 18 – Hedge Accounting

As of September 30, 2023, our Company held interest rate derivatives in the total nominal amount of $8.0 million. As of December 31, 2022, our Company held interest rate derivatives in the total notional amount of $51.0 million.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	September 30,		December 31,
	2023		2022
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$17	Derivative financial instruments - current portion	$907
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$17		$907
Total derivatives		$17		$907

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and nine months ended September 30, 2023 and September 30, 2022, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended September 30		Nine Months Ended September 30
		2023	2022	2023	2022
Interest rate contracts	Interest expense	$(26)	$(252)	$(812)	$(204)
Total		$(26)	$(252)	$(812)	$(204)

	Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Interest rate contracts	$—	$(312)	$2	$(1,457)
Total	$—	$(312)	$2	$(1,457)

	Loss (Gain) Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Interest expense	$(26)	$(252)	$(812)	$(204)
Total	$(26)	$(252)	$(812)	$(204)

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

As of September 30, 2023, and December 31, 2022, we had derivative financial assets carried and measured at fair value on a recurring basis of $17,000 and $907,000, respectfully. As of September 30, 2023, and December 31, 2022, we had no derivatives in a liability position.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2023, and December 31, 2022, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2023
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$179,900	$—	$—	$177,329	$177,329
Subordinated debt	28,689	—	—	26,035	26,035
	$208,589	$—	$—	$203,364	$203,364

		Fair Value Measurement at December 31, 2022
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$186,387	$—	$—	$172,230	$172,230
Subordinated debt	29,246	—	—	25,025	25,025
	$215,633	$—	$—	$197,255	$197,255

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of September 30, 2023, and December 31, 2022.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of September 30, 2023, and December 31, 2022, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2023, and September 30, 2022.

Note 20 – Subsequent Events

On October 25, 2023, we closed on the sale of our property in Maitland, NSW in Australia for AU$2.8 million. We simultaneously entered into a lease back to Reading Cinemas for a 2-year period.

On November 1, 2023, we closed our Reading Cinema in Rohnert Park, California.

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

Business Overview & Updates

We continue to be optimistic about the current trajectory of our business and the cinema industry as a whole. Although we remain positive, we are currently, and have in recent years, been impacted by multiple factors. These factors are largely beyond our control, and continue to impact the profitability of our global cinema segment when compared to pre-pandemic levels:

•Cinema patronage levels that have not yet returned to the higher pre-pandemic levels;

•The number of movies released by the major Hollywood studios and other distributors, while increasing from pandemic levels, have not yet returned to their higher pre-pandemic levels;

•The duration of the exclusive theatrical release window is under continuing pressure from cable and streaming;

•Increased film rent expense, as distributors demand more and more rent for high profile movies;

•Inflationary pressures, ongoing supply chain issues and increased operating expenses arising post-pandemic continue to push up our variable costs while we encounter consumer resistance to higher ticket prices;

•Labor costs continue to increase (resulting from a combination of inflation and labor shortages);

•Increased fixed costs for third party cinema rents, some of which are increasing due to fixed rent escalations, which are exacerbated by having to also pay our COVID-19 related rent deferrals for the periods of time when our operations were closed or restricted and

•Reserve banks in the U.S., Australia and New Zealand have increased interest rates causing our cost of borrowing to increase materially.

In addition to the above factors impacting the income levels of our global cinema business, we are also monitoring the future potential impact of the Hollywood strikes on our global cinema business. On September 28, 2023, the Hollywood writers’ strike officially ended followed by the actors’ strike on November 8, 2023. While we are thrilled about the recent end of the Hollywood Strikes, we know that the duration of the strikes will likely impact our global cinema business in 2024 due to production delays and shifting theatrical release date. Nonetheless, the recent settlement gives us more confidence that 2023 will end on a positive note delivering a marked improvement over 2022.

Despite the above factors, we believe that with (i) the re-recognition by the major studios, and other distributors, including streamers such as Amazon and Apple, of the economic importance of the theatrical release of movies, (ii) the increasing quantity and quality of films being released to the cinemas compared to pandemic levels and (iii) the expansion of certain movie audiences (such as audiences for concert films and faith based films), that the long term prospects for our industry are positive. Still, it is generally recognized that there are currently too many cinemas in the U.S., and we are reviewing and culling our poor performers where possible. Fortunately, most of our cinemas are in good markets which are not, in our view, over-screened and we believe that oversupply is less of an issue in post-pandemic Australia and New Zealand. We have confidence that in the next few years, we will return to being able to again use our cinema cash flow to support our real estate development activities. We continue to receive and review proposals for new or available existing cinemas.

We are continuing to address the challenges of the post-COVID world. For instance, we are (i) increasing and improving our automated and self-service options at the cinema level to reduce labor costs, (ii) continuing to focus on our food and beverage offerings and now have liquor licenses in every U.S. cinema, and (iii) continuing to expand our alternative content program with the intention of attracting a broader and more diversified range of patrons. Despite COVID-19 legacy issues, the global cinema industry experienced a robust performance during the third quarter of 2023 which was ignited by the double feature of record-breaking films, Barbie and Oppenheimer.

We are also continuing to reduce our fixed costs of operation by closing non-performing cinemas upon the expiration of their current lease terms. In addition, in light of potential impacts to the movie release schedule in the next few years due to the Hollywood Strikes, we are in the process of seeking occupancy relief from existing cinema landlords. Over the first ten months of 2023, we have elected not to extend three underperforming US cinema leases.

While we are closing down non-performing theatres in the over-screened U.S., we are continuing to build and expand our circuit in Australia in New Zealand. In 2023, we have opened two new cinemas, representing 13 screens in Australia. We also have two more cinemas, representing an additional 11 screens that are in the pipeline: one in Queensland Australia and one in New Zealand.

We also believe that, as our guests return to the cinema, we will see enhanced operating results from the expansion of our F&B menus and our continued improvement on the quality and diversity of our F&B offer. In the U.S., 100% of our cinemas are licensed for the sale of liquor, beer and wine.

Moreover, the remainder of the year features a unique and compelling film slate that is expected to continue driving audiences to the big screens. After a wildly successful record-breaking concert tour, the Taylor Swift: The Eras Tour movie was released on October 13th, 2023 to excited movie-goers and continued to break records for the theaters. The “Swifties” came out in full force for opening weekend, making the movie the highest grossing concert film of all time in North America, grossing almost $93 million domestically in its opening weekend, and thus far has already earned over $241 million globally.

Recent Box Office Improvements

The third quarter of 2023 witnessed a significant boost in box office performance due to the highly anticipated release of Barbie and Oppenheimer on July 21, 2023. This double feature drove audiences across the globe to the big screens to experience the cultural phenomenon referred to as “Barbenheimer”, resulting in a strong quarterly box office that outperformed that of Q3 2022. As of date of this report, Barbie has generated over $1.4 billion in worldwide grosses, making it 2023’s highest grossing global movie and the highest grossing opening weekend for a non-franchise film ever. Similarly, Oppenheimer has generated over $948 million in worldwide grosses and as of the date of this report, it is the third highest grossing film of 2023.

The simultaneous release of these two highly acclaimed films generated a surge of excitement among moviegoers that benefited the cinema industry and the summer film line up immensely. Sound of Freedom, which was considered this summer’s unlikely box office hit, has generated over $244 million in worldwide grosses, as of today, making it one of the most successful independent films of all time. After a 5-year franchise hiatus, Mission: Impossible – Dead Reckoning has grossed over $567 million worldwide. Finishing off the summer season, Teenage Mutant Ninja Turtles: Mutant Mayhem has become the first non-Disney, non-Universal, and non-Marvel superhero animated movie to make over $118 million domestically. As of the date of this report, it has grossed over $180 million worldwide.

The success of these films continues to support our confidence in the long-term viability of the global cinema business and reinforces the industry's resilience in the face of ongoing challenges such as labor shortages, supply chain constraints, and rising costs. The continued enthusiasm of patrons for the movie-going experience, along with the increased availability of compelling and unique film content, has been the driving force behind this success. We are confident that we will continue to build on this box office momentum as we head into the final quarter of the year with another exciting film line-up. Audiences can look forward to the release of Hunger Games: The Ballad of Songbirds and Snakes, Napoleon, Wish, Migration, Wonka, The Color Purple, and Aquaman and the Lost Kingdom.

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

Our real estate team continues to work to secure one or more tenants for the remaining space at 44 Union Square. We believe that the pandemic’s impact on the office leasing market in New York City and the slow pace of the “return to office” effort in New York City have adversely impacted leasing opportunities and will continue to adversely impact our efforts to locate an office tenant for the space at 44 Union Square. As a result, we are currently exploring non-office and alternative uses for the remainder of the building. Should we obtain a tenant, we already have mortgage financing in place for this project to cover leasing and tenant improvement costs.

As of September 30, 2023, all of our tenants were currently open for business at our Australian and New Zealand properties (with the exception of two new tenants in Australia completing new fit outs). Most of the rentable retail portions of our Courtenay Central location in New Zealand continue to be closed due to seismic concerns, however one tenant remains open and trading. Furthermore, there is also one tenant trading on our Wakefield property. Our open land areas in Wellington are generating parking revenues.

BUSINESS OVERVIEW

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 62 cinemas as of September 30, 2023.

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

Despite the fact that our global cinema segment is improving at an income level, in light of our upcoming liquidity needs due to debt maturities, we have identified certain real estate assets to monetize to support our liquidity needs and will be exploring the monetization of other properties to the extent our liquidity needs require. We are steadfast in our belief that our two-pronged, diversified international business strategy will keep carrying our Company through these difficult times as we continue to navigate the uncertainty and challenges posed by the recent macroeconomic obstacles.

Key Performance Indicators

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total Food & Beverage Revenues on a post-tax basis divided by our attendance during a specific period.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of September 30, 2023, we have a total of 39 theater locations with elevated food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy). We use F&B SPP as a measure of our food and beverage operational performance as compared to that of our competitors. Although the profitability of our food and beverage operations is influenced by numerous factors, including labor and cost of goods, F&B SPP serves as an indicator of our ability to achieve consistent strong top-line performance. In addition, F&B SPP highlights our ability to optimize revenue by effectively promoting and selling supplementary products to our customers during each visit. Moreover, this metric assists in evaluating how well we can differentiate our F&B offerings from our competitors. Management in turn uses F&B SPP to adjust food and beverage pricing strategies at our individual theaters, measure the effectiveness of promotional marketing initiatives, optimize menu offerings, and to ensure price barriers are not created for our attendance.

Average Ticket Price Per Patron

An additional key performance indicator utilized by management in our cinema segment is Average Ticket Price (“ATP”) Per Patron, which is calculated based on our total Box Office Revenues on a post-tax basis divided by our attendance during a specific period. ATP serves to measure our operational cinema performance when compared to that of our competitors. ATP is a useful metric for evaluating our ability to achieve a strong top line performance as we recover from the COVID-19 pandemic. In addition, ATP gauges the effectiveness of our cinemas’ pricing strategies and our ability to draw back audiences to our theaters. Management uses ATP to adjust and inform ticket pricing schemes for our individual theaters, measure the effectiveness of our content programming, and ensure that price barriers are not created for core guests.

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

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of September 30, 2023.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count(3)	Count	Leased	Owned	Operating Brands
United States	Hawaii	6	74	6		Consolidated Theatres
	California	7	88	7		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	21	214	20	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	5	1	Reading Cinemas
	Queensland	7	64	4	3	Reading Cinemas, Angelika Film Center, Event Cinemas(1)
	Western Australia	4	27	3	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	30	226	25	5
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	7	4
GRAND TOTAL		62	507	52	10

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)Our total location counts as of September 30, 2023, reflects all operating cinemas, including (i) the Angelika Film Center at South City Square in Australia, which opened on August 24, 2023, (ii) the Reading Cinemas at Busselton in Australia, which opened on September 22, 2023, (iii) the Reading Cinemas at Courtenay Central in New Zealand, which remains closed while we address certain seismic issues and (iv) two underperforming Consolidated Theatres in Hawaii were closed, as of July 9, 2023 and July 31, 2023 respectively.

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

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of September 30, 2023, were as follows:

•Armadale, Western Australia, Australia: On January 13, 2023, we took over an existing six-screen cinema in Armadale, Australia, a suburb of Perth in Western Australia.

•South City Square, Brisbane, Australia: On August 24, 2023, we launched our first-ever Angelika Film Center outside of the United States at South City Square in Woolloongabba, Brisbane. The location currently operates as an eight-screen complex, featuring elevated food and beverage offerings (including alcoholic beverages) and recliner seating.

•Busselton, Western Australia, Australia: On September 22, 2023, we opened a five-screen complex in the newly expanded Busselton Central Shopping Centre precinct of Busselton, Western Australia. The state-of-the-art complex features a TITAN LUXE screen, elevated food and beverage offerings, and recliner seating.

Our Board has authorized management to proceed with the negotiation of leases for two new state-of-the-art cinemas, one of which is Noosa in Queensland, Australia and the other in New Zealand.

Cinema Upgrades

As of September 30, 2023, the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	62	507
IMAX	1	1
TITAN XC and LUXE	27	33
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	17	45
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	18	n/a
Premium Seating (features recliner seating)	33	198
Liquor Licenses (5)	48	n/a

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

Recent Enhancements

United States

•Renovation Work: As of September 30, 2023, we have converted 110 of our 214 U.S. auditoriums to luxury recliner seating. We have an agreement in place with our landlord at the Dallas Angelika for a complete remodel of that cinema, which we anticipate will be completed in Q1 of 2024.

Australia and New Zealand

•Rouse Hill renovation: Reading Cinema Rouse Hill will undergo a lease obligated refurbishment focusing on the foyer, concessions and the addition of another all reclining Premium auditorium. The introduction of the hot food offer and streamlining operations to ensure minimal staffing requirement productivity. The Preliminary drawings have been completed and will develop into a construction set for project/lessor approval, building consents and tender. Siteworks are expected to be completed late Q1 2024.

•Angelika Film Centre, South City Square: Australia’s first Angelika Film Centre opened on August 24, 2023 in the Woolloongabba (Queensland) South City Square development. The complex offers eight screens, all reclining seating, and exceptional hot food and liquor offerings. The fit-out project was completed within the allocated budget and time frame.

•Other Cinema Upgrades: In addition, during the three-year period 2021 to 2023, we also improved Sunbury and State Cinema in Australia, as well as some non-lease driven renovations at Rouse Hill in New South Wales, Australia.

During 2023, we will continue to focus on the enhancement of our proprietary online ticketing and Food & Beverage capabilities, together with improving and expanding our social media platforms and interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products that we are offering.

Cinema Closures

Our cinema in Wellington, New Zealand remains closed due to seismic concerns pending the redevelopment of that ETC. On May 7, 2023, The Hutt Pop-Up in New Zealand was permanently closed due to the expiration of our lease. We chose not to continue the cinema as it was only brought online as a “pop up” to address a temporary opening in the market. As of the date of this report, we have also closed and terminated our lease agreements at two underperforming Consolidated Theatre locations in Hawaii (Koko Marina Center and Queen Kaahumanu Center) and, as of November 1, 2023, a Reading Cinemas in California (Rohnert Park). One cinema was on a month-to-month arrangement and the other two were at the end of their respective terms. The decision to terminate these three venues was based on our belief that none of these locations could be operated profitably in the current environment on any meaningful rent paying basis at the rents being demanded by their respective landlords. Both of the Hawaii locations are currently closed and without replacement tenants. The California location is still in de-fit status.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. In addition to owning the fee interests in 10 of our cinemas (as presented in the table under Cinema Exhibition Overview), as of September 30, 2023, we:

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

•own and operate the fee interests in two developed commercial properties in Manhattan improved with live theatres comprised of a single stage in each location;

•own a 75% managing member interest in a limited liability company which in turn owns the fee interest in and improvements constituting our Cinemas 1,2,3 located in Manhattan;

•own an approximately 26.6-acre property in Williamsport, Pennsylvania, currently leased to Transco Railway Products, Inc and currently being held for sale;

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

•Minetta Lane Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was used by Audible, to present plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. Due to COVID-19, no shows were presented between March 2020 and October 8, 2021, the date on which public performances resumed, and during this period we provided certain abatements. Audible has resumed full operations at the theatre and extended its license arrangement with us through March 15, 2024. Audible has informed us that they would like to extend another two years with one year option. The parties will be working on an extension agreement in the near future. No assurances can be given that we will be able to enter into such a contract extension on terms acceptable to the Company.

•Orpheum Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was the home to STOMP. Due to COVID-19, no shows were presented between April 2020 and June 2021. Thereafter, performances were intermittent. During this period, we provided certain abatements. STOMP ultimately closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. Following STOMP’s historic run at the Orpheum, a new show, The Empire Strips Back, ran for approximately three months and Comedian Rachel Bloom will host a short term run for Death, Let Me Do My Show from December 7, 2023, to January 6, 2024. We are also in discussions with other potential shows to license the Orpheum Theatre.

•Cinemas 1,2,3 (New York, N.Y.) – Currently operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property. These alternatives may include, again by way of example, the bringing in of a capital partner, the entering into a long-term ground lease (which could serve as the basis for medium to long term finance), and/or the sale (in whole or in part) of our interest in the property.

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

Australia:

•Newmarket Village ETC, (Brisbane, Australia) – We continue to work on the expansion and upgrade of our Newmarket Village ETC. Our site includes a 23,250 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating development options for this space. As of the date of this report, the combined center and office building is 99% leased.

•Cannon Park Center ETC, (Queensland, Australia) – We own two adjoining properties in Townsville, Queensland, Australia, (Cannon Park City Center and Cannon Park Discount Center) comprising approximately 9.4-acres which we operate as our Cannon Park Center ETC. The total gross leasable area of the two properties is 133,000 square feet. Our multiplex cinema is the anchor tenant. These properties are currently 94% leased.

•The Belmont Common, (Belmont, Perth, Australia) – The total gross leasable area of the Belmont Common is 60,117 square feet. Our multiplex cinema is the anchor tenant with six third-party tenants and our Reading Cinemas, the site is currently 100% leased.

New Zealand:

•Courtenay Central Redevelopment (Wellington) – Our Wellington property is comprised of three parcels representing approximately 161,082 square feet of land in the entertainment core of Wellington, we anticipate that this redevelopment opportunity will be a principal focus over the next few years. We remain optimistic about the development potential for our Courtenay Central property, in light of, among other things, (i) the successful June 3, 2023 opening of Takina Wellington Convention and Exhibition Center (wcec.co.nz), this capital city’s first premium conference and exhibition space that already has over a hundred conferences and events booked and internationally acclaimed exhibits scheduled, (ii) the loosening of certain height and density restrictions, and (iii) the lack of comparable building sites.

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

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2023, and September 30, 2022, respectively:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2023	September 30, 2022	Fav/ (Unfav)	September 30, 2023	September 30, 2022	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$62,688	48,358	30%	$165,731	$147,476	12%
Real estate	5,056	4,070	24%	15,338	12,265	25%
Inter-segment elimination	(1,181)	(1,232)	4%	(3,644)	(3,833)	5%
Total revenue	66,563	51,196	30%	177,425	155,908	14%
Operating expense
Cinema exhibition	(54,459)	(46,540)	(17)%	(149,941)	(138,412)	(8)%
Real estate	(2,281)	(2,352)	3%	(6,600)	(6,715)	2%
Inter-segment elimination	1,181	1,232	(4)%	3,644	3,833	(5)%
Total operating expense	(55,559)	(47,660)	(17)%	(152,897)	(141,294)	(8)%
Depreciation and amortization
Cinema exhibition	(2,784)	(3,161)	12%	(8,551)	(10,057)	15%
Real estate	(1,624)	(1,591)	(2)%	(4,830)	(4,920)	2%
Total depreciation and amortization	(4,408)	(4,752)	7%	(13,381)	(14,977)	11%
General and administrative expense
Cinema exhibition	(1,050)	(794)	(32)%	(2,983)	(3,360)	11%
Real estate	(231)	(272)	15%	(696)	(755)	8%
Total general and administrative expense	(1,281)	(1,066)	(20)%	(3,679)	(4,115)	11%
Impairment expense
Cinema exhibition	—	—	-%	—	(1,549)	(>100)%
Total impairment expense	—	—	-%	—	(1,549)	(>100)%
Segment operating income
Cinema exhibition	4,395	(2,137)	>100%	4,256	(5,902)	>100%
Real estate	920	(145)	>100%	3,212	(125)	>100%
Total segment operating income (loss)	$5,315	$(2,282)	>100%	$7,468	$(6,027)	>100%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(172)	(258)	33%	(527)	(804)	34%
General and administrative expense	(4,124)	(4,190)	2%	(12,014)	(13,249)	9%
Interest expense, net	(5,072)	(3,694)	(37)%	(14,063)	(10,242)	(37)%
Equity earnings of unconsolidated joint ventures	217	61	>100%	443	233	90%
Gain (loss) on sale of assets	—	(59)	(>100)%	—	(59)	100%
Other income (expense)	267	5,455	(95)%	356	8,445	(96)%
Income before income taxes	(3,569)	(4,967)	28%	(18,337)	(21,703)	16%
Income tax benefit (expense)	(896)	(332)	(>100)%	(313)	(1,492)	79%
Net income (loss)	(4,465)	(5,299)	16%	(18,650)	(23,195)	20%
Less: net income (loss) attributable to noncontrolling interests	(65)	(122)	47%	(361)	(228)	(58)%
Net income (loss) attributable to Reading International, Inc.	$(4,400)	$(5,177)	15%	$(18,289)	$(22,967)	20%
Basic earnings (loss) per share	$(0.20)	$(0.23)	13%	$(0.82)	$(1.04)	21%

Consolidated and Non-Segment Results:

Third Quarter and Nine Months Net Results

Revenue

Revenue for the quarter ended September 30, 2023, increased by $15.4 million, to $66.6 million, compared to the same period in the prior year, primarily due to (i) increased revenues as a result of a stronger film slate and (ii) rent income from our 44 Union Square property.

Revenue for the nine months ended September 30, 2023, increased by $21.5 million, to $177.4 million, when compared to the same period in the prior year. This increase was attributable to better cinema performances across our worldwide circuit as a result of a stronger film slate and, since November 2022 rent income from our 44 Union Square property.

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended September 30, 2023, increased by $7.6 million, from a loss of $2.3 million to an income of $5.3 million, primarily due to (i) improved operating income from our worldwide circuit and (ii) rent received from our tenant at our 44 Union Square property that did not occur in the third quarter of 2022.

Our total segment operating income for the nine months ended September 30, 2023 was $7.5 million, which increased by $13.5 million from a loss of $6.0 million, primarily due to (i) improved cinema performance from a stronger film slate, which resulted in more patrons returning to the theaters, (ii) rent received from our tenant at our 44 Union Square property that did not occur in the third quarter of 2022, (iii) impairment expense of $1.5 million that was incurred in the same period in 2022 that was not incurred in 2023 and (iv) a decrease in depreciation and amortization due to delay in Capex spending.

During the third quarter of 2023, both the Australia and New Zealand dollars devalued against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the third quarter of 2023 decreased 4.1% compared to the same period in 2022. The average New Zealand dollar exchange rate against the U.S. dollar for the third quarter of 2023 decreased 1.2% compared to the same period in 2022. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended September 30, 2023, decreased by $0.8 million, from a loss of $5.2 million to a loss of $4.4 million, when compared to the same period in the prior year, due to improved segment revenues, decreased depreciation and amortization expense, partially offset by increased interest expense, decreased other income and increased tax expense.

For the nine months ended September 30, 2023, net loss attributable to Reading International, Inc. decreased by $4.7 million, from a loss of $23.0 million to a loss of $18.3 million, compared to the same period in the prior year primarily due to better segment results, decreased G&A expenses, decreased depreciation and amortization expense, no impairment in 2023, and decreased tax expenses, partially offset by increased interest expense and a decrease in other income.

Income Tax Expense

Income tax expense for the quarter ended September 30, 2023, increased by $0.6 million compared to the equivalent prior-year period.  The change between 2023 and 2022 is primarily related to the increase in reserve for valuation allowance in 2023.

Income tax expense for the nine months ended September 30, 2023, decreased by $1.2 million compared to the equivalent prior-year period. The change between 2023 and 2022 is primarily related to the decrease in reserve for unrecognized tax benefits in 2023.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2023, and September 30, 2022, respectively:

		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2023	% of Revenue	September 30, 2022	% of Revenue	September 30, 2023	% of Revenue	September 30, 2022	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$19,495	31%	$13,588	28%	$50,250	30%	$39,815	27%	43%	26%
	Food & beverage revenue	11,663	19%	8,671	18%	31,108	19%	25,436	17%	35%	22%
	Advertising and other revenue	3,074	5%	2,417	5%	8,700	5%	7,281	5%	27%	19%
		$34,232	55%	$24,676	51%	$90,058	54%	$72,532	49%	39%	24%
Australia	Admissions revenue	$14,918	24%	$12,404	26%	$39,428	24%	$39,125	27%	20%	1%
	Food & beverage revenue	7,856	13%	6,486	13%	21,016	13%	21,007	14%	21%	-%
	Advertising and other revenue	1,412	2%	1,124	2%	3,894	2%	3,665	2%	26%	6%
		$24,186	39%	$20,014	41%	$64,338	39%	$63,797	43%	21%	1%
New Zealand	Admissions revenue	$2,668	4%	$2,287	5%	$6,989	4%	$6,919	5%	17%	1%
	Food & beverage revenue	1,383	2%	1,191	2%	3,774	2%	3,646	2%	16%	4%
	Advertising and other revenue	219	0%	192	0%	572	0%	582	0%	14%	(2)%
		$4,270	7%	$3,670	8%	$11,335	7%	$11,147	8%	16%	2%

Total revenue		$62,688	100%	$48,360	100%	$165,731	100%	$147,476	100%	30%	12%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(10,876)	17%	$(7,602)	16%	$(27,563)	17%	$(22,430)	15%	(43)%	(23)%
	Food & beverage cost	(2,908)	5%	(2,352)	5%	(8,039)	5%	(6,552)	4%	(24)%	(23)%
	Occupancy expense	(6,265)	10%	(6,117)	13%	(18,768)	11%	(18,447)	13%	(2)%	(2)%
	Other operating expense	(11,722)	19%	(10,489)	22%	(32,513)	20%	(28,403)	19%	(12)%	(14)%
		$(31,771)	51%	$(26,560)	55%	$(86,883)	52%	$(75,832)	51%	(20)%	(15)%
Australia	Film rent and advertising cost	$(6,582)	10%	$(5,642)	12%	$(17,652)	11%	$(17,827)	12%	(17)%	1%
	Food & beverage cost	(1,670)	3%	(1,287)	3%	(4,407)	3%	(4,252)	3%	(30)%	(4)%
	Occupancy expense	(4,276)	7%	(4,215)	9%	(13,048)	8%	(13,265)	9%	(1)%	2%
	Other operating expense	(6,576)	10%	(5,625)	12%	(18,104)	11%	(17,344)	12%	(17)%	(4)%
		$(19,104)	30%	$(16,769)	35%	$(53,211)	32%	$(52,688)	36%	(14)%	(1)%
New Zealand	Film rent and advertising cost	$(1,190)	2%	$(1,013)	2%	$(3,164)	2%	$(3,086)	2%	(17)%	(3)%
	Food & beverage cost	(273)	0%	(228)	0%	(731)	0%	(699)	0%	(20)%	(5)%
	Occupancy expense	(792)	1%	(768)	2%	(2,357)	1%	(2,383)	2%	(3)%	1%
	Other operating expense	(1,330)	2%	(1,203)	2%	(3,595)	2%	(3,724)	3%	(11)%	3%
		$(3,585)	6%	$(3,212)	7%	$(9,847)	6%	$(9,892)	7%	(12)%	-%

Total operating expense		$(54,460)	87%	$(46,541)	96%	$(149,941)	90%	$(138,412)	94%	(17)%	(8)%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,458)	2%	$(1,696)	4%	$(4,518)	3%	$(5,373)	4%	14%	16%
	Impairment of long-lived assets	—	0%	—	0%	—	0%	(1,549)	1%	(>100)%	(>100)%
	General and administrative expense	(672)	1%	(408)	1%	(1,839)	1%	(2,121)	1%	(65)%	13%
		$(2,130)	3%	$(2,104)	4%	$(6,357)	4%	$(9,043)	6%	(1)%	30%
Australia	Depreciation and amortization	$(1,192)	2%	$(1,281)	3%	$(3,611)	2%	$(4,034)	3%	7%	10%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	(377)	1%	(387)	1%	(1,144)	1%	(1,239)	1%	3%	8%
		$(1,569)	3%	$(1,668)	3%	$(4,755)	3%	$(5,273)	4%	6%	10%
New Zealand	Depreciation and amortization	$(134)	0%	$(184)	0%	$(422)	0%	$(650)	0%	27%	35%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		$(134)	0%	$(184)	0%	$(422)	0%	$(650)	0%	27%	35%

Total depreciation, amortization, general and administrative expense		$(3,833)	6%	$(3,956)	8%	$(11,534)	7%	$(14,966)	10%	3%	23%
OPERATING INCOME (LOSS) – CINEMA
United States		$331	1%	$(3,988)	(8)%	$(3,182)	(2)%	$(12,343)	(8)%	>100%	74%
Australia		3,513	6%	1,577	3%	6,372	4%	5,836	4%	>100%	9%
New Zealand		551	1%	274	1%	1,066	1%	605	0%	>100%	76%
Total Cinema operating income (loss)		$4,395	7%	$(2,137)	(4)%	$4,256	3%	$(5,902)	(4)%	>100%	>100%

Third Quarter and Nine Months Results

Revenue

For the quarter ended September 30, 2023, cinema revenue increased by $14.3 million, to $62.7 million compared to the same period in the prior year. Our worldwide cinema revenue increased by 30%; geographically, U.S., AU and NZ cinema revenue increased by 39%, 21% and 16% respectively.

For the nine months ended September 30, 2023, cinema revenue increased by $18.3 million, to $165.7 million compared to the same period in the prior year.

The increase in revenues for the quarter and nine months ending September 30, 2023 was primarily driven by increased attendance, increased food and beverage sales and advertising and other revenue as a result of a stronger film slate.

Cinema Segment Operating Income/(Loss)

Cinema segment operating income for the quarter ended September 30, 2023, increased by $6.5 million, from a loss of $2.1 million to an income of $4.4 million when compared to the same period in the prior year, primarily due to a stronger film slate.

Cinema segment operating income for the nine months ended September 30, 2023, increased by $10.2 million, from a loss of $5.9 million to an income of $4.3 million when compared to the same period in the prior year primarily due to (i) improved cinema performance as a result of stronger movie slate and more patrons returning to the theaters, (ii) impairment expense that was incurred in 2022 that was not incurred in 2023 and (iii) a decrease in depreciation and amortization due to delay in Capex spending.

Operating expense

Operating expenses for the quarter ended September 30, 2023, increased by $7.9 million, to $54.5 million, compared to the same quarter in the prior year. Operating expenses for the nine months ended September 30, 2023, increased by $11.5 million, to $149.9 million, compared to the same time period in the prior year. These increases were due to increased film rent expense, increased food and beverage costs and other operating expenses as result of a better segment performance.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, and general and administrative expenses for the quarter ended September 30, 2023, decreased by $0.1 million, to $3.8 million, compared to the same quarter in the prior year. Depreciation, amortization, impairment and general and administrative expense for the nine months ended September 30, 2023, decreased by $3.4 million, to $11.5 million, compared to the same period in the prior year. These decreases were due to (i) impairment expense that was incurred in 2022 that did not reoccur in 2023, and (ii) a decrease in depreciation and amortization due to a delay in Capex spending.

Real Estate

The following table details our real estate segment operating results for the quarter and nine months ended September 30, 2023 and September 30, 2022, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2023	% of Revenue	September 30, 2022	% of Revenue	September 30, 2023	% of Revenue	September 30, 2022	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$465	9%	$384	9%	$1,370	9%	$1,343	11%	21%	2%
	Property rental income	1,149	23%	143	4%	3,632	24%	445	4%	>100%	>100%
		1,614	32%	527	13%	5,002	33%	1,788	15%	>100%	>100%
Australia	Property rental income	3,063	61%	3,154	77%	9,191	60%	9,336	76%	(3)%	(2)%
New Zealand	Property rental income	380	8%	390	10%	1,145	7%	1,141	9%	(3)%	-%

Total revenue		$5,057	100%	$4,071	100%	$15,338	100%	$12,265	100%	24%	25%
OPERATING EXPENSE
United States	Live theatre cost	$(122)	2%	$(160)	4%	$(476)	3%	$(531)	4%	24%	10%
	Property cost	(466)	9%	(330)	8%	(1,132)	7%	(894)	7%	(41)%	(27)%
	Occupancy expense	(260)	5%	(240)	6%	(743)	5%	(750)	6%	(8)%	1%
		(848)	17%	(730)	18%	(2,351)	15%	(2,175)	18%	(16)%	(8)%
Australia	Property cost	(548)	11%	(588)	14%	(1,653)	11%	(1,596)	13%	7%	(4)%
	Occupancy expense	(505)	10%	(500)	12%	(1,477)	10%	(1,541)	13%	(1)%	4%
		(1,053)	21%	(1,088)	27%	(3,130)	20%	(3,137)	26%	3%	-%
New Zealand	Property cost	(273)	5%	(420)	10%	(810)	5%	(1,085)	9%	35%	25%
	Occupancy expense	(108)	2%	(116)	3%	(309)	2%	(318)	3%	7%	3%
		(381)	8%	(536)	13%	(1,119)	7%	(1,403)	11%	29%	20%

Total operating expense		$(2,282)	45%	$(2,354)	58%	$(6,600)	43%	$(6,715)	55%	3%	2%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(824)	16%	$(745)	18%	$(2,358)	15%	$(2,243)	18%	(11)%	(5)%
	General and administrative expense	(171)	3%	(211)	5%	(507)	3%	(643)	5%	19%	21%
		(995)	20%	(956)	23%	(2,865)	19%	(2,886)	24%	(4)%	1%
Australia	Depreciation and amortization	$(617)	12%	$(655)	16%	$(1,900)	12%	$(2,042)	17%	6%	7%
	General and administrative expense	(60)	1%	(60)	1%	(189)	1%	(112)	1%	-%	(69)%
		(677)	13%	(715)	18%	(2,089)	14%	(2,154)	18%	5%	3%
New Zealand	Depreciation and amortization	(183)	4%	(191)	5%	(572)	4%	(635)	5%	4%	10%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		(183)	4%	(191)	5%	(572)	4%	(635)	5%	4%	10%
Total depreciation, amortization, general and administrative expense		$(1,855)	37%	$(1,862)	46%	$(5,526)	36%	$(5,675)	46%	-%	3%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(229)	(5)%	$(1,159)	(28)%	$(214)	(1)%	$(3,273)	(27)%	80%	93%
Australia		1,333	26%	1,351	33%	3,972	26%	4,045	33%	(1)%	(2)%
New Zealand		(184)	(4)%	(337)	(8)%	(546)	(4)%	(897)	(7)%	45%	39%
Total real estate operating income (loss)		$920	18%	$(145)	(4)%	$3,212	21%	$(125)	(1)%	>100%	>100%

Third Quarter and Nine Months Results

Revenue

Real estate revenue for the quarter ended September 30, 2023, increased by approximately $1.0 million to $5.1 million, compared to the same period in the prior year. This increase was due to the recognition of rental income from our tenant at our 44 Union Square property, which did not occur in the same period of the prior year and increased live theatre rental income.

For the nine months ended September 30, 2023, real estate revenue increased by $3.1 million, to $15.3 million, compared to the same period in the prior year. This increase was driven by the rental income from our 44 Union Square property tenant that did not occur in the same period in the prior year.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended September 30, 2023, increased by $1.1 million, to $0.9 million, compared to a slight loss of $0.1 million the same period in the prior year. This change was attributable to rent recognized in the current quarter 2023 from our tenant at our 44 Union Square property, that did not occur in the same period of the prior year.

For the nine months ended September 30, 2023, real estate segment operating income increased by $3.3 million, to $3.2 million, compared to a slight loss of $0.1 million in same period in the prior year. This increase was driven by the rental income from our 44 Union Square property tenant that did not occur in the same prior year period.

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

However, disruptions to our cinema cash flow caused by the COVID-19 pandemic, government efforts to address the pandemic, and the resulting aftermath of the pandemic and those efforts have made it necessary for us to defer capital expenditures and to rely on borrowings and the proceeds of asset monetizations to cover our costs of operations, pay interest and pay down debt. We have since March 31, 2020 paid down our institutional debt by $54.4 million.

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

As our Company enjoys the recovery in the global cinema business, we are still facing macroeconomic headwinds such as increased interest rates, inflation, supply chain issues and increased film rent, labor and operating costs, many of which are beyond our control. While we have been successful in negotiating extensions of $108.3 million in debt scheduled to mature in 2023, we have debt of $41.5 million coming due in the next 12 months.

If our Company is unable to generate sufficient cash flow in the upcoming months, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, monetizing additional assets, restructuring our debt and/or our lease obligations or finding additional sources of liquidity (such as additional borrowings). We have listed as assets held for sale two U.S. properties with a combined book value (the lower of cost or market, as opposed to fair market value) of $11.7 million. These assets were selected since, based on recent appraisals, we believe that they would free up material amounts of cash and that it is unlikely that they would materially increase in value over the next three to five years without significant capital investment.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 12 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 3 – Impact of COVID-19 Pandemic, Artists Strike and Liquidity.

The changes in cash and cash equivalents for the nine months ended September 30, 2023, and September 30, 2022, respectively, are discussed as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2023	2022	% Change
Net cash provided by (used in) operating activities	$(6,366)	$(26,114)	76%
Net cash provided by (used in) investing activities	(6,191)	(6,419)	4%
Net cash provided by (used in) financing activities	(3,886)	(7,946)	51%
Effect of exchange rate on cash and restricted cash	(897)	(2,242)	60%
Increase (decrease) in cash and cash equivalents and restricted cash	$(17,340)	$(42,721)	59%

Operating activities

Cash used in operating activities for the nine months ended September 30, 2023, decreased by $19.7 million, to $6.4 million. This was driven by an improved cinema operating performance compared to the prior year period, receipt of rental income from our tenant, at our 44 Union Square property, which did not occur in the same period of prior year, and increase in operating liabilities primarily in taxes payable and account payable and accrued expenses.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2023, which was $6.2 million, stayed relatively flat compared to the same period of prior year of $6.4 million.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2023, decreased by $4.1 million, to $3.9 million due to a borrowing on an existing facility.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the third quarter ended September 30, 2023, and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	September 30, 2023	2022	2021	2020	2019
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$11,925	$29,947	$83,251	$26,826	$12,135
Unused borrowing facility	8,160	12,000	12,000	15,490	73,920
Restricted for capital projects	8,160	12,000	12,000	9,377	13,952
Unrestricted capacity	—	—	—	6,113	59,968
Total resources at period end	20,085	41,947	95,251	42,316	86,055
Total unrestricted resources at period end	11,925	29,947	83,251	32,939	72,103
Debt-to-Equity Ratio
Total contractual facility	$216,749	$227,633	$248,948	$300,449	$283,138
Total debt (gross of deferred financing costs)	208,589	215,633	236,948	284,959	209,218
Current	41,178	38,026	12,060	42,299	37,380
Non-current	167,411	177,607	224,888	242,660	171,838
Finance lease liabilities	3	28	209	—	—
Total book equity	42,055	63,279	105,060	81,173	139,616
Debt-to-equity ratio	4.96	3.41	2.26	3.51	1.50
Changes in Working Capital
Working capital (deficit)(1)	$(85,664)	$(74,152)	$(6,673)	$(64,140)	$(84,138)
Current ratio	0.33	0.39	0.94	0.47	0.24
Capital Expenditures (including acquisitions)	$6,191	$9,780	$14,428	$16,759	$47,722

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of September 30, 2023, we had $11.9 million in unrestricted cash and cash equivalents compared to $29.9 million on December 31, 2022. On September 30, 2023, our total outstanding borrowings were $208.6 million compared to $215.6 million on December 31, 2022.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2023:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt(1)	$10,625	$96,651	$64,810	$314	$7,500	$—	$179,900
Operating leases, including imputed interest	8,149	31,198	29,159	27,283	24,977	139,619	260,385
Finance leases, including imputed interest	3	—	—	—	—	—	3
Subordinated debt(1)	190	586	—	—	27,913	—	28,689
Pension liability	171	684	684	684	684	548	3,455
Estimated interest on debt (2)	4,539	12,297	5,640	3,019	1,362	—	26,856
Village East purchase option(3)	—	5,900	—	—	—	—	5,900
Total	$23,677	$147,316	$100,293	$31,300	$62,436	$140,167	$505,188

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

Please refer to Part I, Item 3 – Legal Proceedings in our 2022 Form 10-K for more information. There have been no material changes to our litigation since our 2022 Form 10-K, except as set forth in Notes to Consolidated Financial Statements-- Note 15 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q. This note sets out our litigation accounting policies.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the third quarter and nine months ended September 30, 2023.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the third quarter and nine months ended September 30, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding the closures and reopening of our cinemas and theatres, including our expectations regarding renovations and addition of cinemas; our expectations regarding the long-term impacts of the COVID-19 pandemic on customers’ desires for social interaction our expected operating results, including the long-term impact of the COVID-19 pandemic and our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding the effects of the Hollywood Strikes on the cinema industry and the recovery of the industry during the coming years; our expectations regarding the timing of completing the sale of certain assets; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our expectations regarding our ability to extend the contract with Audible on terms acceptable to us; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the effects of our enhanced F&B offerings on our operating results; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; and our expectations of our liquidity and capital requirements and the allocation of funds.

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

•the decrease in attendance at our cinemas and theatres due to a change in consumer behavior in favor of alternative forms or mediums of entertainment;

•reduction in operating margins (or negative operating margins) due to the implementation of health and safety protocols;

•potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 or other contagious diseases while at one of our facilities;

•unwillingness of employees to report to work due to the adverse effects of contagious diseases or to otherwise conduct work under any revised work environment protocols;

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

•the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies;

•labor shortages and increased labor costs related to such shortages and to increasingly costly labor laws and regulations applicable to part time non-exempt workers. Disruptions in film supply and film marketing due to the Hollywood Strikes; and

•competition from a newly restructured Regal, which may have lower occupancy costs than we do.

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

•the impact of the conflict events occurring in Eastern Europe and the threats of potential conflicts in the Asia-Pacific region; and

•the impact of the conflict events occurring in Israel and the threats of potential conflicts in the Middle East.

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended September 30, 2023. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the third quarter of 2023, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 4.1% and 1.2%, respectively, compared to the same period prior year.

At September 30, 2023, approximately 35.4% and 8.5% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $6.4 million in cash and cash equivalents. At December 31, 2022, approximately 34.1% and 8.4% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately ($14.6) million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $1.7 million and $3.0 million for the quarter and nine months ended September 30, 2023, respectively. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of September 30, 2023, and December 31, 2022, the balance of cumulative foreign currency translation adjustments were approximately a ($3.7) million loss and ($0.7) million loss, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in an approximate $396,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Notes to Consolidated Financial Statements-- Note 15 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Part I, Item 3 – Legal Proceedings, contained in our 2022 Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2022 Form 10-K other than the potential impact of the Hollywood Strikes on the cinema industry and our business.

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

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1*	Amendment Deed dated August 13, 2023, by and between Reading Entertainment Australia Pty Ltd, as borrower, and National Australia Bank Limited, as bank.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

___________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: November 14, 2023

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: November 14, 2023

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer