Form 10-K
period 2023-12-31
READING INTERNATIONAL INC
filed 2024-03-29
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑ Smaller Reporting Company ☑ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $55,076,350. As of March 28, 2024, there were 20,675,185 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive Proxy Statement for the 2024 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2023

The information in this Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K" or “2023 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the “Cautionary Statement Regarding Forward-Looking Statements”. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2023 Form 10-K.

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

BUSINESS DESCRIPTION

Synergistic Diversification and Branding

We are an internationally diversified company focused on the development, ownership and operation of entertainment and real property assets in three jurisdictions: (i) United States (“U.S.”), (ii) Australia, and (iii) New Zealand. We group our businesses in two operating segments, which are owned and operated through various operating subsidiaries:

•Theatrical Motion Picture Exhibition (“Cinema Exhibition”), through as of the date of this 2023 Annual Report, our 61 cinemas.

•Real Estate, including real estate development and the rental or licensing of retail, commercial and live theatre assets comprised, as of the date of this 2023 Annual Report, of approximately 9,904,000 square feet of land and approximately 662,000 square feet of net rentable area.

Impacts on our Business due to the 2023 Hollywood Strikes, the dramatic Interest Rate Rise and Increased Operating Costs, together with our Company’s Responses

The last four years have been challenging for our business. Fortunately, however, recently released movies, such as Dune: Part Two and Kung Fu Panda 4, and what we believe to be a strong slate of film through the end of 2025, and the renewed recognition by the motion picture industry of the importance of a theatrical release window, make us optimistic for the future of the cinema business. Accordingly, we are continuing to support our investment in the beyond the home entertainment industry, to maintain our key cinemas and live theatres, to improve the amenities offered, and to protect those of our real estate assets which we believe offer substantial upside potential.

The COVID-19 pandemic is largely in the rear-view mirror, but it did significantly disrupt both the global economy and the cinema industry, profoundly affecting our Company's operations, and draining our liquidity. In March 2020, government mandates forced the temporary closure of all our cinemas and live theaters in the United States, Australia, and New Zealand, resulting in an immediate halt of cinema revenues and income and it made people cautious about leaving their homes for community-based entertainment.

During 2023, our cinema operations were, again, materially disrupted and materially adversely impacted by the 2023 strikes by the Writers Guild of America (WGA) and the American actors’ union SAG-AFTRA (Screen Actors Guild-American Federation of Television and Radio Artists) (SAG) over labor disputes with the Alliance of Motion Picture and Television Producers (AMPTP), described in greater detail below (the “2023 Hollywood Strikes”). Also, between March 2022 and July 2023, the Federal Reserve increased the Federal Funds rate from 0.25% to 5.5%, which represented the fastest interest rate tightening in U.S. history. This increased our interest expense by $6.6 million in 2022 and by a further $1.6 million in 2023, from what our interest expense would have been in the absence of such rate increases. During this two-year period, our total interest bearing debt decreased by $26.6 million from $236.9 million to $210.3 million.

Additionally, over the last two years, our global cinema divisions have experienced (i) increased labor costs which have been legislated post-COVID-19 pandemic and (ii) increases in our cost of goods sold, utilities, and insurance. The legislatively mandated increased labor costs have impacted not only hourly compensation rates, but also leave time, the calculation of overtime pay, and the amount of administration and record keeping required to maintain and to document regulatory compliance. The Company has, to some extent, balanced the overall increased expense regime with strategic increases in ticket and food and beverage prices, which take into account the Company’s goal of not increasing prices to the extent that they present cost barriers and deter the generation of revenues.

To address our liquidity challenges created by the above headwinds, the Company implemented a series of measures, including, without limitation, the following:

(i)Monetizing seven non-core assets from 2021 through the end of the first quarter of 2024;

(ii)Negotiating loan term extensions and covenant waivers with various lenders;

(iii)Closing unprofitable cinemas: one in the U.S. in 2022 and three in 2023, and one in New Zealand in 2023;

(iv)Negotiated rent abatements and deferrals with various of our cinema landlords; and

(v)Implemented cash preservation strategies such as delaying non-essential capital expenditures.

However, where we have been able to negotiate rent deferrals, we still face the burden of paying back those deferrals which totaled approximately $10 million as of date of December 31, 2023. Our loan extension and covenant waivers have, in some cases, necessitated our agreement to pay increased interest margins.

Due to our status as a public company, together with only three other U.S. publicly traded exhibitors (Marcus, Cinemark, and AMC), we were excluded from certain U.S. federal pandemic relief programs (i.e. Payroll Protection Program and U.S. Shuttered Venue Grant Program). This exclusion exacerbated our financial strain compared to other U.S. exhibitors. In some markets, we also face competition from competitors who have been able to make use of U.S. bankruptcy laws to renegotiate their lease and other liabilities.

In this post-Covid environment, we have focused on key strategic operational initiatives to generate better operational margins. Each of our global cinema divisions has delivered a record high annual Food & Beverage per capita in 2023. All of our domestic cinemas and 63% of our cinemas in Australia and New Zealand now have liquor licenses. Also, the implementation of our mobile ticketing and food and beverage apps have allowed us to generate higher Food & Beverage revenues, while reducing the employee head counts without, we believe, adversely impacting the quality of our service offering. In many locations we have been able to eliminate the need for a physical box office presence. And, we are dynamically adjusting our hours of operation to better reflect moviegoers demand.

Our non-core real estate dispositions, beginning in 2021 and continuing through the date of this 2023 Annual Report, have produced $156.1 million in net cash, which permitted us to pay down $75.6 million in debt and to invest $33.9 million in capital improvements, while over the same period sustaining our operations and retaining our key employees and stabilizing our workforce. In early 2024, understanding that our corporate need for administrative space had reduced, we decreased our overall general and administrative expense by selling our administrative building in Culver City, California, freeing up cash of approximately $1.3 million (after paying off our mortgage, brokerage commissions and transactional fees). We are currently negotiating replacement office space and believe that the disposition of this asset will save us approximately $2.0 million in operating and holding costs between now and the end of 2025.

Additional cash will likely be required to maintain our liquidity through 2025, as the movie release schedule supporting the global cinema business normalizes following the 2023 Hollywood Strikes and we pay back deferred rents and pay down interest bearing debt. In addition to working with our existing lenders for financing relief, we believe we can reasonably look to certain real estate assets to provide a source of funding. While no assurances can be given as to the amounts that ultimately could be raised from the disposition of such assets, we believe that based on independent appraisals and our track record of successful monetizations, we can raise sufficient funding to provide the Company the additional liquidity that we anticipate will be needed for 2024 and 2025. Our focus will be to look to real estate assets that will not likely provide core long-term growth opportunities for our stockholders into the future.

One of those long-term growth opportunities is the redevelopment of our Courtenay Central building in Wellington, New Zealand, that has been temporarily closed since January 2019 when we discovered a seismic issue that could pose risks to the health and safety of Wellingtonians. Prior to the COVID-19 pandemic, our real estate team had developed a comprehensive plan featuring a variety of uses to complement and build upon the “destination quality” of the Courtenay Central location. Notwithstanding the COVID-19 pandemic, our real estate team is continuing to work with our consultants, tenants, potential tenants, and city representatives to advance our redevelopment plans for this property. We anticipate that this redevelopment opportunity will be a principal focus over the next few years. We remain optimistic about the development potential for our Courtenay Central property, in light of, among other things, (i) the successful June 3,

2023 opening of Takina (wcec.co.nz), this capital city’s first premium conference and exhibition space, (ii) the loosening of certain height and density restrictions, and (iii) the lack of comparable building sites.

Throughout 2021, although many cinemas reopened, admissions remained below pre-pandemic levels due to a lack of major studio releases and shifting preferences of certain consumers. Supply chain disruptions and inflationary pressures further compounded operational challenges, leading to increased expenses. In 2022, the cinema industry continued to grapple with the effects of COVID-19, including reduced film releases and alternative distribution methods. Despite these obstacles, easing health restrictions and the release of blockbuster films, such as Top Gun: Maverick, Avatar: The Way of Water, Jurassic World Dominion, and Doctor Strange in The Multiverse of Madness, bolstered audience turnout. All of our cinemas are now open, with the exception of our cinema currently closed but slated for reconstruction as a part of our Courtaney Central project in New Zealand. The cinematic momentum gained in 2022 had set a promising stage for the cinema industry, igniting a renewed enthusiasm among audiences for the big screen experience. In 2023, original franchise films dominated the box office, captivating audiences with fresh new storylines. Total revenues for the years ended December 31, 2020, 2021, 2022, and 2023 were $77.9 million, $139.1 million, $203.1 million, and $222.7 million, respectively, compared to $276.8 million for the year ended December 31, 2019, the last pre-pandemic year.

After navigating the fallout from an unprecedented pandemic, starting on May 2, 2023 and lasting until September 27, 2023, the WGA went on strike. While the WGA was on strike, SAG also went on strike, commencing on July 14, 2023 and lasting until November 9, 2023. This was the first time in 63 years, SAG and the WGA were on strike at the same time. While the strikes are now over, “Preliminary estimates place the economic cost at more than $6 billion in lost wages and business impacts across California and other production-heavy states such as Georgia and New Mexico, as most scripted film and television production ground to a halt” according to Reuters.com. The gross box office of major films released after July 2023 did not meet their potential due, we believe, to the lack of publicity, promotion or marketing from any screen actors. Because of the lack of effective marketing, the gross box office of cast driven movies, such as Blue Beetle, Expendables 4, Strays and Dumb Money, underperformed. The major studios and distributors of films moved certain films out of the 2023 theatrical release schedule because their cast could not market and promote their films.

The end of the 2023 Hollywood strikes provided a huge relief to the cinema industry allowing production to finally resume. However, the global industry is feeling the impacts of the production delays and movie release date changes. The movie theater industry will continue to feel these impacts during the first half of 2024 due to the lack of movies resulting from the 2023 Hollywood Strikes. Not one wide release picture opened during the weekend of January 26, 2024. Only one wide release picture, Argylle, opened on the weekend of February 2, 2024. This temporary market condition will result in significant strain on the global exhibition industry throughout 2024. According to the Hollywood Reporter the strikes could possibly total around $2 billion in losses. Some of the titles that have been moved from 2024 into 2025 due to the Strikes include Captain America: Brave New World, Thunderbolts, Disney’s Snow White, Elio, Dirty Dancing, Mission: Impossible 8, SpongeBob SquarePants and James Cameron’s new Avatar. There have also been multiple films that while they will still open in 2024, have been pushed back much later into the calendar year, meaning that the grosses will not all be captured in the 2024 calendar year and will spill over into 2025.

In spite of the challenges ahead, we feel confident that the aftermath of the 2023 Hollywood Strikes will have only a short-term impact on our cinema business. We believe that our Company will overcome the obstacles that may lie ahead. As of the date of this 2023 Annual Report, audience levels are rebounding, and the box office success of films in 2023, such as Barbie, Oppenheimer, and The Super Mario Bros. Movie, and 2024 films such as Dune: Part Two and Kung Fu Panda 4 reaffirm our confidence that moviegoers remain enthusiastic about the cinematic experience. Additionally, in 2024, audiences will be treated again to highly anticipated releases, Inside Out 2, Deadpool & Wolverine, Joker: Folie a Deux, Wicked and Gladiator 2.

While our cinemas are recovering from the pandemic and the 2023 Hollywood strikes, our real estate business exhibited greater resilience. Most of our tenants in Australia continued operations and met rental obligations, providing a stable revenue stream. With regard to our architectural award winning 44 Union Square redevelopment project in New York City, in January 2022 we secured a long-term lease for the cellar, ground floor, and second floor of the building with an affiliate of Petco Health and Wellness Company, Inc. (NASDAQ: WOOF), a leading pet health and wellness company (“Petco”). Petco opened to the public on June 1, 2023 and is in the premises on a full rent cash paying basis. In Australia and New Zealand, our third party (or non-cinema) rental space is 97% leased on a full rent paying basis.

OUR COMMERCIAL BRANDS

Set forth below is a brief description of the various brands under which we organize our business operations:

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Cinema Exhibition / All Countries		United States Australia New Zealand

Our Reading Cinemas tradename is derived from our over 185-year history as the “Reading Railroad” featured on the Monopoly® game board. Under this brand, we deliver beyond-the-home entertainment (principally mainstream movies and alternative content and food and beverage) across our three operating jurisdictions. All our cinemas are equipped with the latest, state-of-the-art digital screens, 33 Reading Cinemas feature at least one TITAN LUXE, TITAN XC or IMAX premium auditorium, and 195 of our Reading Cinemas screens feature luxury recliner seating as of December 31, 2023.

Reading Cinemas US Reading Cinemas AU Reading Cinemas NZ
United States

In 2023, our Consolidated Theatres celebrated 106 years of providing cinematic entertainment in the state of Hawaii. We are the oldest and largest circuit in Hawaii with six cinemas on the island of Oahu.

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

Since its opening in 1989, our New York City Angelika Film Center has been and consistently continues to be one of the most popular and influential arthouse cinemas in the U.S., featuring principally independent and foreign films. To date, we have expanded our Angelika Film Center Group to include ten other Angelika Film Centers: two in Dallas, TX, two in the Washington DC area, three in New York, NY, one in Sacramento, CA, one in San Diego, CA and one in Queensland, Australia. Each of our Angelika Film Centers also offers a curated food and beverage experience.

In early 2021, we announced that our Cinemas 1,2,3, Village East, and Tower Theatre cinemas would be operated as Angelika brand cinemas: (i) the Cinemas 1,2,3 by Angelika, (ii) the Village East by Angelika and (iii) the Tower Theatre by Angelika.

In December 2019, we acquired the iconic 100-year-old State Cinema in Hobart, Tasmania, Australia, which has been ranked the fifth highest grossing arthouse in Australia for the last decade. The cinema, which features 10 screens, a rooftop cinema and bar, a large café, and an independent bookstore, is and has been a major cultural destination in North Hobart for decades. In early 2021, the cinema was also rebranded as State Cinema by Angelika.

On August 24, 2023, we opened our first “Angelika” Film Centre in Queensland, Australia.

We continue to look to expand our specialty theater portfolio by looking for more specialty theater sites in the U.S., Australia, and New Zealand.

Angelika Film Center State Cinema

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
United States Australia

We launched Angelika Anywhere, an art focused streaming platform available in the U.S. in December 2020. We then launched the service in Australia in 2022. Our goal was to offer cinephiles easy and curated access to the type of product that has made our Angelika Film Center in NYC the most recognized, dedicated arthouse in North America

In an effort to streamline our operations and human resources, we terminated the Angelika Anywhere service in Australia in January 2024. In addition, in the U.S., we are reviewing the long-term viability of Angelika Anywhere in the U.S. and may consider terminating or pausing the Angelika Anywhere service in the U.S.

Angelika Anywhere
Real Estate / Leasing		United States

Historically known as Tammany Hall, this approximately 73,000 square foot building overlooking Manhattan’s Union Square, now has its first tenant Petco Animal Supplies Stores. Inc (“Petco”) who occupies most of the ground floor, the cellar and the second floor, on a full rent cash paying basis. Petco opened its flagship store to the public on June 1, 2023.

Hailed as a dramatic pièce de résistance with its first in the city, over 800-piece, glass dome, this building brings the future to New York’s fabled past. The building has received multiple awards starting in 2017. Most recently, in 2022, the building was selected for the following awards: (i) 2022 The American Architecture Award for Restoration and Renovation; (ii) 2022 ACEC NY Engineering Excellence Award; and (iii) 2022 Building/Technology Systems Diamond Award.

44 Union Square is one of a very limited number of locations in Manhattan that will provide potential tenant(s) with a “brandable” site, and the only such location on Union Square.

As of mid-March 2024, our Company retained George Comfort & Sons, as our exclusive leasing agent for this property: https://www.gcomfort.com.

44 Union Square
Australia

Located on 203,287 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 144,247 square feet of net rentable area, including a Coles Supermarket and 46 other third-party tenants, offering community level F&B, retail, and professional services.

At the end of 2017, we completed a major expansion that added an eight-screen Reading Cinemas with TITAN LUXE, an additional 10,000 square feet of restaurant tenant space and 124 parking spaces.

Adjacent to our Newmarket Village, we own a three-level, 22,000 square foot office building. Taken together with the retail components, the center is 99% leased as of December 31, 2023.

Newmarket Village
Australia

Anchored by our six-screen Reading Cinemas, and 16 other third party tenants offering F&B or other retail offers, Cannon Park is located in Townsville, Australia, and is currently comprised of 408,372 square feet of land and 132,731 square feet of net rentable area.

As of December 31, 2023, this property was 94% leased.

Cannon Park Townsville
Australia

Anchored by our 10-screen Reading Cinemas and six F&B or third-party tenants, The Belmont Common is located in Perth, Australia, and is currently comprised of 103,204 square feet of land and 60,117 square feet of net rentable area.

As of December 31, 2023, this property was 100% leased.

The Belmont Common

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
New Zealand

Located in the heart of Wellington – New Zealand’s capital city – this center is comprised, on a consolidated basis through various subsidiaries, of 161,082 square feet of land, including three developable parking lot parcels totaling 84,195 square feet.

Courtenay Central is located a block from the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), and across the street from Takina, the Wellington Convention & Exhibition Centre, which opened in June 2023.

Damage from the 2016 earthquake necessitated demolition of our nine-story parking garage at the site. In January 2019, unrelated seismic issues caused us to close major portions of the existing cinema and retail structure in Courtenay Central while we move forward with plans to redevelop the center as an entertainment themed urban center with major food beverage components.

Wellington continues to be rated as one of the top cities in the world in which to live, and we continue to believe that our assets in Wellington are located in one of the most vibrant areas of New Zealand.

Courtenay Central
Live Theatre		United States

We operate two off-Broadway live theatres in Manhattan under the Liberty Theatres tradename.

Since 2018, the Minetta Lane Theatre has been operated pursuant to a license agreement with Audible, a subsidiary of Amazon. The parties are currently discussing an extension of their license agreement to March 2026. Dead Outlaw by Audible Theatre is currently on sale at the Minetta Lane. We are currently in negotiations with Audible regarding an extension of the term of their current license to use our Minetta Lane Theatre for their productions. Their current license has expired and, while they currently have a production in process, no assurances can be given that acceptable terms will be reached regarding an extension. Fortunately, based on our recent experience with Off Broadway theaters, we are of the view that the market for such venues is strong and, if we cannot reach an agreement with Audible on terms satisfactory to us, we will be making the theatre available to other producers.

Following STOMP’s almost 30 year historical run at the Orpheum, we have licensed a variety of new shows. We believe that there is ongoing substantial demand for off-broadway venues like our Orpheum and Minetta Lane.

Liberty Theatres

Our business plan has been to coordinate cinema-based entertainment and real estate to create a powerful and mutually beneficial partnership. Our historically strong and consistent cash flows from our cinemas have, prior to the pandemic and the 2023 Hollywood Strikes, enabled us to be strategic and proactive in acquiring and holding long-term real estate assets, including non-income producing land, fueling our real estate development endeavors. However, while we are on the rebound, the uncertainty as to the current U.S. cinema cash flows has required that we continue to constrain our activities on both the cinema and real estate sides of our business.

To date, our real estate portfolio has provided us with a solid foundation and has helped us weather unforeseeable events. Historically, this has given us financial leverage providing us with a collateral base to support comparatively long term and stable real estate based borrowing. Our core competency of combining cinema and real estate has offered many favorable advantages that we believe will continue to pay dividends as unpredictable events continue to impact the cinema industry. More specifically, the combination of these two segments can provide a variety of business advantages. Over the past four years of the COVID-19 pandemic, the 2023 Hollywood Strikes, and spiking interest rates, our real estate base has helped us to sustain our key operations and assets. We have monetized approximately $153 million in non-core real estate assets over this period, which we have used to paydown debt, sustain operations, pay interest and satisfy pre-pandemic capital commitments. We anticipate that strategic monetization of real estate assets which, in our view, do not offer significant opportunities for future enhancement, will sustain us while the cinema industry returns to normal and while, in the meantime, we pay back rent deferrals and reduce interest bearing debt.

Our hybrid, multi-country strategy emphasizes diversification, and the building of long-term hard asset values. We believe that this business strategy is proving its worth as we have progressed through and are emerging from the aftermath of the COVID-19 pandemic 2023 Hollywood Strikes and recent spikes in interest rates.

As of December 31, 2023, our principal tangible assets included:

•interests in 61 cinemas comprising of 491 screens;

•own our 44 Union Square property in Manhattan comprised of retail and office space which is currently in the lease-up phase. The cellar, ground floor, and second floor of the building are fully leased to Petco, which is in occupancy of its premises on a full rent paying basis;

•own and operate four ETCs known as Newmarket Village (in a suburb of Brisbane), The Belmont Common (in a suburb of Perth), and Cannon Park (in Townsville) in Australia, and Courtenay Central (in Wellington) in New Zealand;

•owned and operated our administrative office building in Culver City, California, which was sold on February 23, 2024;

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

•own an approximately 26.6-acre rail access industrial property in Williamsport, Pennsylvania, which is currently being held for sale;

•own approximately 201-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct, comprising over 6 acres in downtown Philadelphia;

•have exercised our option to purchase the improvements and ground lease comprising our Village East by Angelika cinema and headquarters building at 189 Second Avenue in Manhattan; and

•held cash and cash equivalents, aggregating $12.9 million.

For a breakdown of our real estate assets, please refer to Part I, Item 2 – Properties.

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

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying asset as of December 31, 2023:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	6	74	6		Consolidated Theatres
	California	6	72	6		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	20	198	19	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	6	0	Reading Cinemas
	Queensland	7	64	4	3	Reading Cinemas, Angelika Film Center, Event Cinemas(1)
	Western Australia	4	27	3	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	30	226	26	4
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1	0	Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	7	4
GRAND TOTAL		61	491	52	9

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto cinemas totaling 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)Our total location counts as of December 31, 2023, reflects all operating cinemas, taking into account the following: (i) Angelika Cinemas at South City Square in Australia, which opened on August 24, 2023, (ii) the Reading Cinemas at Busselton in Australia, which opened on September 22, 2023, (iii) the Reading Cinemas at Courtenay Central in New Zealand, which remains closed while we address certain seismic issues, (iv) the closure of two underperforming Consolidated Theatres in Hawaii, as of July 9, 2023 and July 31, 2023, (v) the closure in November 2023 of an underperforming Reading Cinema in Rohnert Park, California with a lease expiration, and (vi) the permanent closure on May 7, 2023 of our 3-screen Hutt Pop Up cinema in Wellington, New Zealand.

Subject to current cash flow constraints, we continue to focus on upgrading our existing cinemas, obtaining liquor licenses in Australia and New Zealand, and developing new cinema opportunities to provide our customers with premium offerings, including luxury recliner seating, state-of-the-art presentation including sound, lounges, cafés and bar service, and other amenities. Currently, 195 of our auditoriums feature recliner seating (excluding our joint ventures). In addition, 33 of our auditoriums now feature large format TITAN XC, TITAN LUXE, or IMAX screens. Our circuit has been completely converted to digital projection and sound systems. However, in certain cinemas we have, as a point of differentiation, retained the ability to show films in the U.S. in both 35MM and 70MM formats preferred by some directors.

Although we operate cinemas in three countries, the general nature of our operations and operating strategies do not vary materially from jurisdiction-to-jurisdiction. In each jurisdiction, our gross receipts are primarily from box office receipts, food and beverage sales, gift card purchases, online ticketing fees, and screen advertising. Our ancillary revenue is created principally from theater rentals (for example, for film festivals and special events), and ancillary programming (such as concerts and sporting events).

Our cinemas generated approximately 58% of their 2023 revenue from box office receipts. Ticket prices vary by location, and in selected locations we offer reduced rates for senior citizens, children and, in certain markets, military and students.

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

F&B sales accounted for approximately 34% of our total 2023 cinema revenue. Although substantially all of our global cinemas have licenses for the sale and on-premises consumption of alcoholic beverages, historically F&B products have been primarily popcorn, candy, and soda. This is changing, as more of our theaters are offering expanded F&B offerings. One of our strategic focuses is to upgrade our existing cinemas with expanded F&B offerings consistent with what we believe to be aligned with moviegoers’ desires and trends. We use spend per patron (“SPP”) as a measure of our performance as compared to the performance of our competitors, as well as a measure of the performance of our F&B operations. While ultimately, the profitability of our F&B operations depends on a variety of factors, including labor cost and cost of goods sold, we think that this calculation is important to show how well we are doing on a top line basis.

Screen advertising and other revenue contributed approximately 8% to our total 2023 cinema revenue. Except for certain rights that we have retained to sell screen advertising to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies’ contract with us for the right to show such advertising on our screens.

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

Licensing and Pricing

Movies are available from a variety of sources, ranging from the major film distributors, such as Paramount Pictures, Warner Bros, Disney, Sony Pictures, Universal Pictures, and Lionsgate, to a variety of smaller independent film distributors. In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors. Worldwide, the major film distributors dominate the market for mainstream conventional films. In the U.S., art and specialty film is distributed through the art and specialty divisions of these major distributors, such as Searchlight Pictures and Sony Pictures Classics, and through independent distributors such as A24 and Neon. Film payment terms are generally based on an agreed-upon percentage of box office receipts that will vary from film-to-film.

Competition

Film is allocated by the applicable distributor among competitive cinemas and in an increasingly material number of situations to streaming services. Accordingly, from time to time, we may be unable to license every film that we desire to play. In the Australian and New Zealand markets, we generally have access to all movies in the market. Due at least in part to the COVID-19 pandemic, we have seen a rise in streaming services with greater quantity and quality of films offered. We have also seen certain major distributors skip the traditional theatrical window and go straight to streaming, PVOD or Video on Demand (“VOD”). Over the last few years, videos have become an essential component of internet usage, with their prevalence increasing across all online platforms as part of digital marketing strategies. Whether it is through social media, websites, emails, or other communication channels, both short and long videos have emerged as the primary mode of connecting with audiences.

Moreover, the surge in popularity of video-on-demand platforms such as Netflix, Amazon Prime, and Hulu is evident. Apple+ has been very active in acquiring movie rights in 2023. Apple+ partnered with Universal to receive streaming rights for Argylle along with having distribution rights to Napolean and Killers of the Flower Moon. Netflix’s Maestro streamed on their platform after having a limited theatrical release. Amazon Prime is exclusively streaming Saltburn and The Beekeeper after having been out in our worldwide cinemas.

Competition for films may be intense, depending upon the number of cinemas in a particularly competitive market. Our ability to obtain top grossing, first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as AMC, Regal, and Cinemark, who between them control over 60% of the North American market, these mega-exhibition companies can offer distributors access to many more screens in major markets than we can. Also, the major exhibitors have a significant number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets. Accordingly, distributors may decide to give preference to these mega-exhibitors when it comes to licensing top-grossing films, rather than deal with independent exhibitors such as us. The situation is different in Australia and New Zealand, where typically every major multiplex cinema has access to all the film currently in distribution, regardless of the ownership of that multiplex cinema. However, on the reverse side, we have suffered somewhat in these markets from competition from boutique operators, who are able to book top grossing commercial films for limited runs, thus increasing competition for customers wishing to view such top grossing films.

The availability of state-of-the-art technology and/or luxury recliner seating can also be a factor in the preference of one cinema over another. In recent periods, a few cinemas have opened or reopened featuring luxury recliner seating and/or expanded food and beverage service, including the sale of alcoholic beverages and food served to the seat. After significant investment in our cinema portfolio since 2015, we believe our circuit is well positioned for a post COVID-19, post Hollywood Strike recovery. 56% of our US screens feature Luxury Recliner Seating. 32% of our AU/NZ screens feature Luxury Recliner Seating. 35% of our US theaters feature at least one Premium Large Format auditorium (IMAX, TITAN LUXE or TITAN XC) and 53% of our AU/NZ theaters feature a PLF Auditorium (TITAN XC or TITAN LUXE). Lastly, 85% of our US cinemas offer enhanced F&B menus (including liquor), while 58% of AU/NZ cinemas offer enhanced F&B menus, and 76% of our global cinemas serve liquor.

The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies who have substantial financial resources which could allow them to operate in a more competitive manner than us. Based on information contained in filings made with the SEC, as of December 31, 2023, the principal exhibitors in the United States are AMC (with 7,369 screens in 562 cinemas); Regal (with 6,853 screens in 511 cinemas), owned by Cineworld Group, the U.K.’s largest cinema operator; and Cinemark (with 5,719 screens in 501 cinemas). As of December 31, 2023, we were the 15th largest exhibitor with 1% of the box office in the United States with 198 screens in 20 cinemas.

The principal exhibitors in Australia are Greater Union, which does business under the Event Cinemas name (a subsidiary of Event Hospitality and Entertainment, Limited) (“Event”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 66% of the total cinema box office: Event 28%, Hoyts 26%, and Village 12%. Event has 497 screens nationally, Hoyts 435 screens, and Village 229 screens. By comparison, our 210 screens (excluding our joint venture theaters) represent approximately 8% of the total box office making us the fourth largest exhibitor in Australia. The industry is somewhat vertically integrated in Australia and New Zealand, in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand.

The principal exhibitors in New Zealand are Event Cinemas with 134 screens and Hoyts with 76 screens, nationally. The major exhibitors in New Zealand control approximately 56% of the total box office: Event 35% and Hoyts 21%. We have 54 screens (excluding its interests in unconsolidated joint ventures). We have 9% of the market (Event and Reading market share figures exclude any partnership theaters) and are the third largest exhibitor in New Zealand.

In-Home, Streaming and Mobile Device Competition

The in-home streaming and mobile device entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home and mobile device entertainment systems and in the accessibility to, and quality of, entertainment programming through cable, satellite, and internet distribution channels. The success of these alternative distribution channels (like Netflix, Hulu, AppleTV, Disney+, HBO Max, Peacock, and Amazon Prime Video) and the entry of new specially curated product for the home and streaming markets are competing with films produced for theatrical release which puts additional pressure on film distributors to reduce and/or eliminate the time period between theatrical and secondary release dates.

We are responding to these challenges generally by increasing the comfort and service levels available at our cinemas, by offering convenient online ticket reservation services with guaranteed seating, by investing in larger screens and enhanced sound, by offering more specialized and alternative product to our audiences, and by providing value for the moviegoer’s dollar. We are focusing on the fact that going to the movies is a special social experience, and we are working to make that experience the best that it can be. We must differentiate ourselves from other forms of video entertainment by emphasizing the special nature of seeing film and alternative content in a cinema environment and by developing ways to position ourselves to take advantage of the increased output of film and feature product. These are issues common to both our U.S. and international cinema operations. We are proactively adjusting our operating, programming, and marketing strategies to consider the wide-ranging impacts of the pandemic. In the future, we expect to grow our cinema-based business through a disciplined approach to renovations and new opportunities globally.

Currently, our U.S. based website and mobile app have a function which allows guests to instantly book Private Watch Parties online. Our Australia and New Zealand, customers can also book Private VIP via online. As of December 31, 2023, we had around 114,000 members signed up for our free to join Angelika Membership program in the U.S.

Further competitive issues are discussed under Item 1A – Risk Factors.

Seasonality

Major films are generally released to coincide with holidays. Historically, this has provided us with some balancing of our revenue because, with the exception of Christmas and New Years, there is no material overlap between holidays in the United States and those in Australia and New Zealand. Distributors may delay, in certain cases, releases in Australia and New Zealand to take advantage of Australian and New Zealand holidays that are not celebrated in the United States. However, the deferral of releases is becoming increasingly less common, given the need to address internet and other channels of distribution that operate on a worldwide basis and are less tied to holiday schedules.

2023 saw some successful releases including Barbie and The Super Mario Bros. Movie reaching the $1 billion mark. Other movies with great success included Spider-Man: Across the Spider-Verse, Guardians of the Galaxy Vol. 3, and Oppenheimer. At the time it won the Academy’s Best Picture award, Oppenheimer had grossed over $960 million. After a difficult January and February 2024 has begun to build momentum with major films such as Dune: Part Two ($509 million on March 21, 2024) and Kung Fu Panda 4 ($200 million at March 21, 2024). Yet to come are Inside Out 2, Deadpool & Wolverine, Joker: Folie a Deux, Wicked, and Gladiator 2. However, due to the 2023 Hollywood Strikes, many titles have pushed out of the 2024 film slate into 2025.

REAL ESTATE

Overall

We engage in the real estate business through the development and our ownership and rental or licensing to third parties of retail, commercial and live theatre assets. We own the fee interests in both of our live theatres, and in 9 of our cinemas (as presented in the preceding table within the “Cinema Exhibition” section). We believe that our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

Our real estate activities have historically consisted principally of:

•the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or cinema-based real estate development projects;

•the acquisition of fee interests in land for general real estate development;

•the licensing to production companies of our live theatres; and

•the redevelopment of our existing fee-owned cinema or live theatre sites to their highest and best use.

All of our leasehold interests are cinema operating properties. We utilize office space at the Village East cinema building for our corporate headquarters.

We have brought all of our Australia, New Zealand and U.S. real estate operations in-house, except operational support from a third-party for 44 Union Square.

In addition to our principal properties as set out below, we own certain historic railroad properties (such as our Reading Viaduct and adjacent commercial properties in Philadelphia, which together comprise approximately 6.5 acres of land in Philadelphia).

United States

Live Theatres – Minetta Lane and Orpheum

Included among our real estate holdings are two Off-Broadway style live theatres, operated through our Liberty Theatres subsidiary. We license theatre auditoriums to the producers of Off-Broadway theatrical productions and provide various box office, concessions and merchandise services. The terms of our licenses are, naturally, principally dependent upon the commercial success of our licensees. While we attempt to choose productions that we believe will be successful, we have no control over the production itself. At the current time, we have two single-auditorium theatres in Manhattan:

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

44 Union Square

At the end of 2019, we substantially completed the construction phase of our 44 Union Square redevelopment project, achieving approximately 73,000 square feet of net rentable area (calculated inclusive of anticipated BOMA adjustments) comprised of retail and office space. We have leased all the retail space to Petco for a flagship, state-of-the-art facility. As of the date of this report, we are working with George Comfort & Sons, as our exclusive leasing broker, to lease or otherwise monetize the upper floors of the project. 44 Union Square/Tammany Hall, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece, glass dome, brings the future to New York’s fabled past and in 2022 was awarded the (i) The American Architecture Award for Restoration and Renovation, (ii) the ACEC NY Engineering Excellence Award, (iii) and the Building/Technology Systems Diamond Award. Please refer to Item 7 – Recent Developments.

5995 Sepulveda Boulevard

As of December 31, 2023, we owned an approximately 24,000 square foot office building with 72 parking spaces located at 5995 Sepulveda Boulevard in Culver City, California. We occupied approximately 12,000 square feet of our Culver City office building for administrative purposes. The property was sold on February 23, 2024 for $10 million. An update on this property is provided in Item 7 – Recent Developments.

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

Philadelphia Properties

Picking up in 2023, we have resumed work to develop and realize the value of our real estate holdings in the City of Philadelphia. Our properties include the 0.7-mile-long Reading Viaduct – a raised rail bed and bridges reaching through the Callowhill and Poplar neighborhoods of Philadelphia and reaching to Vine Street in the City’s Central Business District near the proposed site for the new home of the Philadelphia 76ers. Calculated inclusive of our contiguous properties, the Reading Viaduct comprises approximately 6.5 acres of land, plus various bridges passing over various public streets and sidewalks connecting our various parcels into one continuous land holding, unimpaired by any public thoroughfares.

Representatives of the City of Philadelphia and the City Center District have expressed an interest in acquiring the Reading Viaduct for park purposes as an extension to the existing Rail Park and in December 2023, the City legislature adopted an ordinance enabling the condemnation of the Reading Viaduct, and the transfer of the property to a not-for-profit for use as a public park. However, insofar as we are aware, no action has been taken by the City to advance any such condemnation.

Based on our ongoing research, we are evaluating whether a dedicated public park is the highest and best use of the Reading Viaduct. While a connecting public park pedestrian way (akin to the New York Highline) would likely be an important component of the development of the Reading Viaduct, we are in the process of determining the highest and best use, which may include a mixed-use development featuring residential, retail and entertainment uses. As the development strategies evolve, we believe that a park and pedestrian corridor would be complementary to the overall development of our property.

In recent area developments, an announcement was made in mid-March 2024 about a $158 million federal grant for the Chinatown Stitch project, which involves reconnecting the Chinatown community and surrounding to neighborhoods by capping the Vine Street Expressway I-676, which is directly across the street to the Reading Viaduct at Vine Street. In our opinion, capping the Vine Street Expressway at the subject property would greatly enhance the desirability of the Reading Viaduct.

We believe the Reading Viaduct offers a substantial long-term opportunity for our Company through potentially selling or joint venturing (in whole or in part) part or all of the property. The properties adjoining our Reading Viaduct include a number of free standing legal parcels that could be monetized separately and/or apart from the main body of our Reading Viaduct.

Australia

We own and operate three ETCs in Australia. Our revenues from these sites consist of rental income and other ancillary charges from our various tenants.

Newmarket Village

Located on 226,539 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 165,830 square feet of net rentable area, including a Coles Supermarket and 46 other third-party tenants. We added a state-of-the-art eight-screen Reading Cinemas with TITAN LUXE in December 2017. In 2023, we also executed 2 new leases and 4 renewal leases.

Cannon Park

Comprising 9.4-acres across two properties, Cannon Park City Center and Cannon Park Discount Center. Cannon Park was acquired in December 2015. Our multiplex cinema is one of the anchor tenants for Cannon Park City Center, which features 11 third-party F&B and leisure tenants. In 2023, we executed 4 new leases.

The Belmont Common

Anchored by our 10-screen Reading Cinemas with TITAN XC and six F&B or third-party tenants, The Belmont Common is located in Perth, Australia, and is currently comprised of 103,204 square feet of land and 60,117 square feet of net rentable area.

New Zealand

Courtenay Central

Located in the heart of Wellington – New Zealand’s capital city – our Courtenay Central ETC is currently under redevelopment and is comprised, on a consolidated basis through various subsidiaries, of four parcels aggregating 161,082 square feet of land situated (i) proximate to the Te Papa Tongarewa Museum (attracting over 1.5 million visitors annually, pre-COVID), and (ii) across the street from Takina, Wellington’s Convention and Exhibition Centre (wcec.co.nz), the capital’s first premium conference and exhibition space, which opened in June 2023, and (iii) across the street from the St. James Theatre which was recently renovated and has strengthened Wellington’s theatre scene. One of the parcels is improved with our existing Courteny Central building. The remaining three parcels are currently being used for parking, but it is our intention to develop them following the redevelopment of our Courtenay Central building (“Phase 1”).

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

Competition

A summary discussion of our view as to the competitive aspects of the markets where we own real estate properties is as follows:

United States

Demand for office space has declined since the onset of the COVID-19 pandemic with the increase in remote working. However, our 44 Union Square office space is not generic in nature, given its key Union Square location, its boutique size and brandability. The retail portion of our 44 Union Square property is now fully leased to Petco.

Australia and New Zealand

Over the past few years, there has been a noted stabilization in real estate market activity resulting in some increases to commercial and retail property values in Australia and to a lesser extent in New Zealand. Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends. Also, we have noted that our Australian and New Zealand developed properties have had consistent growth in rentals and values, despite the COVID effects. This is in part a product of the fact that our tenancies have focused on entertainment services (cinemas, food and beverage) and essentials (such as groceries and pharmacies), which has to some extent insulated us from internet competition. We have lesser exposure to the office market in Australia, as we have one office building (21,582 sf) at Newmarket Village (which is 100% leased) and we own an office building (8,945 sf) in South Melbourne (which is 100% leased) that serves as our corporate headquarters in Australia. We remain optimistic that our Australian and New Zealand holdings will continue to provide value and cash flows to our operations.

BUSINESS MIX AND FOREIGN CURRENCY IMPACT

At December 31, 2023, the book value of our assets was $533.1 million, and our consolidated stockholders’ book equity was $33.0 million. Calculated based on book value, $230.3 million, or 43% of our assets, relate to our cinema exhibition activities and $236.2 million, or 44%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 1 – Description of Business and Segment Reporting.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2023, we had approximately 55% of our assets in the United States, 36% in Australia and 9% in New Zealand compared to 58%, 34%, and 8%, respectively, at the end of 2022. This shift in the ratio is principally due to the combination of cinemas closures in the United States, the sale of our property in Maitland (Australia) and new cinemas opening in Australia.

We have worked to maintain a balance both between our cinema and real estate assets and between our U.S. and our Australian and New Zealand assets. In 2023, we invested approximately $1.5 million in our U.S. assets for the improvements of our cinema assets (principally the renovations of our cinema at Kapolei, Angelika Film Center in Dallas, and upgrades of certain other cinemas). We invested approximately $3.4 million in our Australian assets, primarily for the development of our cinema assets (principally for our new eight screen Angelika Cinemas in South City Square). We invested approximately $0.3 million in our New Zealand assets. Due to a variety of factors, including the COVID-19 pandemic, the 2023 Hollywood Strikes and spiking interest rates, we have strategically monetized certain real estate assets, and may continue to do so in order to support our liquidity while the global cinema returns to normal. We have monetized approximately $153 million in real estate over the past three years.

At December 31, 2023, we had cash and cash equivalents of $12.9 million, which are treated as corporate assets. Our cash included $7.1 million denominated in U.S. dollars, $5.2 million (AU$7.6 million) in Australian dollars, and $0.7 million (NZ$1.0 million) in New Zealand dollars. We had total worldwide non-current assets of $494.3 million, distributed as follows: $264.3 million in the

United States, $184.8 million (AU$308.3 million) in Australia and $45.2 million (NZ$71.3 million) in New Zealand. We had no unrestricted unused capacity of available corporate credit facilities on December 31, 2023.

For 2023, our gross revenues in the United States, Australia, and New Zealand were $120.0 million, $88.1 million, and $14.6 million, respectively, compared to $100.1 million, $87.8 million, and $15.2 million for 2022. Our total gross revenues increased in 2023 primarily as a result of an increase in the number and quality of movie releases in 2023 compared to 2022.

As shown in the chart set forth in the International Business Risks section, exchange rates for the currencies of these jurisdictions have varied, sometimes materially. These ratios, naturally, have an impact on our revenues and asset values, which are reported in USD. The U.S. dollar has been appreciating compared to the Australian and New Zealand Dollar, which has the effect of reducing the value of our Australia and New Zealand earnings and cash flow from a U.S. point of view. Notwithstanding these fluctuations, we continue to believe that, over the long term, operating in Australia and New Zealand is a prudent diversification of risk. Over the years, Australia and New Zealand have continued to be ranked among the best countries to live by U.S. News in terms of quality of life. In our view, the economies of Australia and New Zealand are stable economies, and their lifestyles support our entertainment/lifestyle focus.

HUMAN CAPITAL RESOURCES

Our Company is committed to diversity and does not discriminate on the basis of sex, race, gender, ethnicity, religious beliefs or practices or any other protected characteristics. We strive to recruit and retain a diverse group of employees.

Our cinemas typically employ persons from the communities that they serve and accordingly, we believe that they reasonably reflect the diversification of such communities. Many of our jobs are entry level positions and offer comparatively flexible hours attractive to students and others seeking part-time employment. We believe that we provide a starting point for younger people entering the job market for the first time, as well as an opportunity for individuals with other life commitments and interests and who are not seeking full-time employment. Finding and retaining cinema staff has been a challenge in the post COVID period.

As of December 31, 2023, we had approximately (i) 89 executive/administrative and 8 real estate employees who were primarily full-time and (ii) 20 live theatre and 1,908 cinema employees worldwide who were predominantly part-time/casual employees. A small number of our cinema employees in New Zealand are union members, as are our projectionists in Hawaii. None of our Australian-based employees or other employees are subject to union contracts. Overall, we are of the view that the existence of these collective bargaining agreements does not materially increase our costs of labor or our ability to compete.

We offer our employees what we believe to be a competitive benefits package. In the U.S., we offer a 401(k)-retirement savings plan (our “401(k) Plan”) that allows eligible U.S. employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre- and post-tax basis through contributions to the plan. We match contributions made by participants in our 401(k) Plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contributions are made. Currently, matching has been deferred as allowed by our 401(k)-plan due to COVID-19. For our employees in Australia and New Zealand, we offer superannuation plans in line with the requirements as they pertain to each government. We believe that providing a vehicle for retirement savings through our 401(k) Plan or superannuation plan, and making fully vested matching contributions in the U.S., in accordance with our compensation policies, adds to the overall desirability of our employee compensation package and further incentivizes our employees.

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) designed to help our Directors and employees resolve ethical issues. Our Code of Conduct applies to all Directors and employees and is posted on our website. Our Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously. In addition, we have adopted an “Amended and Restated Whistleblower Policy and Procedures,” which is also posted on our website, and establishes a process by which employees may anonymously disclose to our Principal Compliance Officer alleged fraud or violations of accounting, internal accounting controls or auditing matters. Each of our subsidiaries which has employees has adopted an Anti-

Discrimination, Anti-Harassment and Anti-Bullying Policy, which likewise includes a process by which employees may anonymously disclose conduct which they believe to be in violation of such policy. We are firm supporters of equal rights and diversity. A copy of our corporate Anti-Discrimination, Anti-Harassment and Anti-Bullying Policy is also posted on our website.

Our Green Initiatives.

We strive to do our part in the fight against climate change.

United States

In our U.S. theaters we are exploring options to transition to paper straws and bamboo biodegradable cutlery in the immediate future. We provide recycling bins and eco-friendly popcorn bags and to go containers at all our theaters. And, as we continue to recover from the pandemic our capex and maintenance budgets have been limited, but we have continued our energy enhancements programs, including the installation of (i) LED fixtures/bulbs to lower KWH usage and reduce our energy consumption across all the existing theatres (ii) budgeting and planning to continue modernizing our energy management systems, to efficiently control the current HVAC systems, and (iii) selective replacement HVAC package units, as warranted to improve our carbon footprint.

Australia and New Zealand

In our theaters in Australia and New Zealand, we have fully transitioned to (i) using commercially compostable bamboo takeaway cutlery nationally, (ii) using commercially compostable paper straws, and (iii) using commercially compostable soft drink cold cups, coffee cups, popcorn boxes, takeaway pizza boxes and takeaway clamshell hot food boxes. Further development will result in the compostable range meeting the household compostable standard by the end of 2024. Additional environmental initiatives include (i) the transition of all lighting from halogen to LED, (ii) a paperless objective including the new AWS (cloud) storage, and (iii) the purchase of laser projectors with significant operational energy savings and the removal of xenon bulb purchasing and disposal needs. Film delivery has moved from physical DCP delivery to e-delivery, reducing our weekly carbon footprint. In addition, new BMS and HVAC innovations are allowing us to structure our energy consumption, as solely dictated by film programming.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this annual report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our expectations regarding renovations and addition of cinemas; our beliefs regarding the impact of the Hollywood Strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our beliefs regarding the appeal of the Courtenay Central site and the neighboring areas in Wellington; our expectations regarding our ability to enter into an extension agreement with Audible on terms acceptable to us; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the timing of the completions our renovation projects, our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•with respect to our cinema and live theatre operations:

•reduced consumer demand due to inflationary pressures;

•the adverse continuing impact of external events of past pandemic and strikes, on our cinema operations, liquidity, cash flows, financial condition, and access to credit markets

•the decrease in attendance at our cinemas and theatres due to (i) increased ticket prices (ii) a change in consumer behavior in favor of alternative forms or mediums of entertainment, and (iii) limited availability of wide release content;

•reduction in operating margins (or negative operating margins) due to (i) decreased attendance, (ii) limited availability of wide release content, and (iii.) increased operating expenses;

•unwillingness of employees to report to work due to illness or diseases or to otherwise conduct work under any revised work environment protocols;

•competition from cinema operators who have successfully used debtor laws to reduce their debt and/or rent exposure;

•the uncertainty as to the scope and extent of government responses to future outbreak of infectious diseases;

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

•the lack of availability of films in the short- or long-term as a result of (i) major film distributors releasing scheduled films on alternative channels, (ii) disruptions of film production, or (iii.) rescheduling of movie releases into later periods, as most currently experienced due to the implications of the Hollywood Strikes;

•the amount of money allocated and spent by film distributors to promote their motion pictures;

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

•the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies, and

•labor shortages and increased labor costs related to such shortages and to increasing costly labor laws and regulations applicable to part time non-exempt workers.

•with respect to our real estate development and operation activities:

•the increased costs of wages, supplies, services and other development expenses from inflation;

•the impact on tenants from inflationary pressures;

•uncertainty as to governmental responses to infectious diseases;

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

•with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•our ability to renew, extend, renegotiate or replace our loans that mature in 2024 and beyond, and the impact of increasing interest rates;

•our ability to grow our Company and provide value to our stockholders;

•our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital, and our ability to borrow funds to help cover the cessation of cash flows that we experienced during the COVID-19 pandemic;

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

•the impact of future major outbreaks of contagious diseases;

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

•the impact of the conflict events occurring in Eastern Europe and in Israel and the threats of potential conflicts in the Asia-Pacific region.

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

Forward-looking statements made by us in this annual report are based only on information currently available to us and are current only as of the date of this 2023 Annual Report. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

We are dependent upon third parties to supply the entertainment product we need for our cinemas and live theatres to attract customers. We do not produce the films we show at our cinemas and, generally speaking, we do not produce the plays that are performed at our live theatres. Film distributors have no obligation to supply us with film and producers have no obligation to make use of our live theatres. Any disruption in the production of these films (including by reason of a strike) could hurt our business and results of operations. The Hollywood Strikes in 2023 halted production of films for several months, and are expected to delay or otherwise affect the supply of certain films. The disruption in film production may also cause delays for currently scheduled film release dates. It is difficult to anticipate the scope and timing of such delays. It is difficult to predict the full extent of the adverse impact of the strikes on our business and results of operations in future reporting periods.

We face competition from other sources of entertainment and other entertainment delivery systems. Both our cinema and live theatre operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, and Video on Demand, internet streaming video services such as Netflix, Hulu, Disney+, HBO Max, Peacock, and Amazon Prime, and social media or user generated internet programing such as, YouTube, TikTok, Reddit, Instagram, and Snapchat, video games and other sources of entertainment. The quality of “in-home” and mobile entertainment systems, as well as programming available on an in-home and mobile basis, has increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an “in-home” or mobile entertainment experience to the more public and presentation-oriented experience offered by our cinemas and live theatres. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such products is made available to “in-home” or mobile forms of distribution. During the COVID-19 pandemic, many distributors moved product onto their proprietary streaming service platforms or onto third party platforms (like Netflix) either in lieu of or simultaneously with a cinema release. Even before the recent pandemic, some traditional in-home and mobile distributors had begun to produce full-length movies, specifically for the purpose of direct or simultaneous release to the in-home and mobile markets. Cinemas will need to meet these competitive factors to continue to attract customers. This may require substantial capital outlays and increased labor expense, which exhibitors may not be able to fully pass on to their customers.

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

We operate in a highly competitive environment with many competitors who are significantly larger and may have significantly better access to films and to funds than we do. We are a comparatively small cinema operator and face competition from much larger exhibitors who are able to offer distributors more screens in more markets – including markets where they may be the exclusive exhibitor – than can we. This may adversely impact our access to films, which may adversely affect our revenue and profitability. These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, (iii) better visibility to landlords and real estate developers, (iv) for the sake of building volume, to operate cinemas with margins below our threshold for cinema acquisitions and/or development, and (v) better economies of scale. Access to reasonably priced funding is increasingly important as cinema operators need to upgrade their presentation and food and beverage in order to compete with in-home entertainment options.

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

•Our cinema business may be vulnerable to natural disasters. Natural disasters, such as tropical storms, floods, fires, and earthquakes, have damaged and forced the temporary closure, and are likely in the future to similarly impact our cinema operations. A material portion of our cinemas are located in seismically active areas, such as California, Hawaii and New Zealand.

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

Real Estate Development and Ownership Business Risks

Specific Risks Related to Our Real Estate Business.

Our real estate business suffered effects from the coronavirus outbreak from which it has not fully recovered. The COVID-19 pandemic resulted in the closure or reduced capacity of certain of our retail tenants. All of our ETCs are anchored by our cinemas, which suffered temporary closures and/or reductions in seating capacities during the COVID-19 Pandemic, thereby reducing foot traffic to our ETCs. In some cases, we have been compelled to provide our tenants with rent abatements or deferrals and some tenants continue to be impacted.

Competition from the Digital Economy may adversely impact our ability to lease and obtain reasonable rents for our properties. An increasing amount of shopping is being done online, a trend that has been given momentum by the stay-at-home admonitions and restrictions associated with our previous battle against the COVID virus. This has adversely impacted retail tenants (particularly those dealing in consumer goods), which may impact our ability to attract such retailers and to obtain rents at historic levels. This is a particular risk to us, given our high percentage of retail tenants. Also, initially motivated by the need to work from home during the COVID-19 pandemic, employers are rethinking the scope and extent of the need for their office space. Some markets may have become overbuilt, which may complicate our ability to lease our properties, to obtain reasonable rents, and to finance future development.

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

Risk of Reliance on Appraisals. In our business planning and forecasts we rely on independent third-party appraisals as to the value of our real estate holdings. Such appraisals are inherently subjective, and a reasonable appraiser can reach significantly different views as to fair market value of a given parcel of real property. Valuations of historic railroad properties can be impacted by uncertainties as to title and property line boundaries. Accordingly, no assurances can be given that the fair market value assigned to a parcel of real property can be achieved in the open market. Further, USPAP methodology is inherently backwards looking and, as a result, can overstate value in times of declining real estate values and understate value in raising markets.

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

•The leasing or sell-out of the project. Ultimately, there are risks involved in the leasing of a rental property or the sale of a condominium or built-for-sale property. For our ETCs, the extent to which our cinemas can continue to serve as anchor tenants will be influenced by the same factors as will influence generally the results of our cinema operations. Leasing or sale can be influenced by economic factors that are neither known nor knowable at the commencement of the development process and by local, national, and even international economic conditions, both real and perceived.

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

Changes in interest rates may increase our interest expense. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. While much of our debt is fixed rate, approximately $174.6 million of our current debt will mature over the next twenty-four months and will require refinancing. We anticipate that we will not be able to refinance such maturing debt at current interest rates. Based on our debt outstanding as of December 31, 2023, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.6 million per year. Potential future increases in interest rates may therefore negatively affect our financial condition and results of operations and reduce our access to the debt or equity capital markets.

International Business Risks

Our Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During year 2023, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 4.3% and 3.3%, respectively, compared to the prior year. Our international operations are subject to a variety of risks, including the following:

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

Exchange Rates
Australia $
New Zealand $
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
US$ Per Unit of Foreign Currency
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Average Yearly Rate

In recent periods, we have repaid intercompany debt and used the proceeds to fund capital investment in the United States. Accordingly, our debt levels in Australia are higher than they would have been if funds had not been returned for such purposes. On a company wide basis, this means that a reduction in the relative strength of the U.S. dollar versus the Australian Dollar and/or the New Zealand dollar would effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand. As the impacts of COVID on our business operations in Australia and New Zealand have been less severe than on our operations in the U.S., plus the impact of Hollywood Strikes on US operations, we have been looking to our operations in Australia and New Zealand to fund our overall corporate general and administrative expense (most of which is resident in the U.S.). The current strength of the U.S. Dollar has diminished the value to our Company of our Australia and New Zealand cash flow.

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

In 2023, global growth weakened, trade tensions heightened, and several emerging markets experienced significant downturns as macroeconomic and geopolitical developments weighed on market sentiments. Governmental policies of developed economies, such as the U.S., have a substantial effect on emerging markets, and the consequences of a trade war between two developed countries, like that of the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. Additionally, North Korea’s nuclear weapons capabilities, Chinese activities relative to the South China Sea, Taiwan, and Hong Kong, and the Russian invasion of Ukraine continue to be an ongoing security concern and worsening relations between the U.S. and North Korea, Russia and China continue to create a global security issue that may adversely affect international business and economic conditions. While it is difficult for us to predict the effect of such trade wars and heightened geopolitical and economic instability on our business, they could lead to currency devaluation, economic and political turmoil, market volatility, and a loss of consumer confidence in the broader U.S. economy.

Risks Associated with Certain Discontinued Operations

Certain of our subsidiaries were previously in industrial businesses. As a consequence, properties that are currently owned or may have in the past been owned by these subsidiaries may prove to have environmental issues. Where we have knowledge of such environmental issues and are able to make an assessment as to our exposure, we have established what we believe to be appropriate reserves, but we are exposed to the risk that currently unknown problems may be discovered. These subsidiaries are also exposed to potential claims related to exposure of former employees to coal dust, asbestos, and other materials now considered to be, or which in the future may be found to be, carcinogenic or otherwise injurious to health.

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

We have substantial lease liabilities. Most of our cinemas operate in leased facilities. These leases typically have “cost of living” or other rent adjustment features and require that we operate the properties as cinemas. The COVID-19 pandemic, increased competition from the internet, streaming and cable-based entertainment, and changes in film distribution have adversely affect the ability of our cinema operating subsidiaries to meet these rental obligations. Even if our cinema exhibition business returns to pre-Pandemic levels and thereafter remains relatively constant, cinema level cash flow will likely be adversely affected unless we can increase our revenue sufficiently to offset increases in our rental liabilities.

If our company suffers cybersecurity attacks, data security challenges or privacy incidents that result in security breaches, we could suffer a loss of sales, additional liability, reputational harm or other adverse consequences. The effective operation of our international businesses depends on our network infrastructure, computer systems, physical, virtual and/or cloud based, and software. Our information technology systems collect and process information provided by customers, employees and vendors.  In addition, third-party vendors’ systems process ticketing for our theaters.  These various information technology systems and the data stored within them are subject to penetration by cyber attackers.  We utilize industry accepted security protocols to securely maintain and protect proprietary and confidential information. However, despite our best efforts, our information systems may fail to operate for a variety of technological or human reasons.  An interruption or failure of our information technology systems and of those maintained by our third-party providers could adversely affect our business, liquidity or results of operations and result in increases in reputational risk, litigation or penalties.  Furthermore, any such occurrence, if significant could require us to expend resources to remediate and upgrade information technology systems.  Since 2015, we have annually procured cybersecurity insurance to protect against cybersecurity risks; however, we cannot provide any assurance regarding the adequacy of such insurance coverage.

Our stock is thinly traded. Our stock is thinly traded, with an average daily volume in 2023 of only approximately 30,231 shares of Class A Stock. Our Class B Stock is very thinly traded with even less volume. This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Uninsured bank deposits may be at risk. We maintain cash in certain financial institution bank accounts in the United States, Australia, and New Zealand. In the United States, the Federal Deposit Insurance Corporation insures accounts in the amount of $250,000 per depositor, per insured bank, for each account ownership category. At certain of our financial institutions, we have more than $250,000 in deposit and those amounts may not be insured in the event of a bank failure.

Ownership and Management Structure, Corporate Governance, and Change of Control Risks

As of December 31, 2023, according to a Schedule 13D/A filed on October 27, 2023 by Margaret Cotter (the Chair of our Board, Executive Vice President of our Company and sister of Ellen Cotter), Ellen Cotter (the Vice-Chair of our Board, President and Chief Executive Officer of our Company and sister of Margaret Cotter) and certain of their affiliates (the “Cotter Schedule 13D”), Margaret Cotter has sole voting control over 1,058,988 shares of Class B Stock and shared voting power with Ellen Cotter over 100,000 shares of Class B Stock, collectively representing 69% of the outstanding Class B stock of the Company.

For as long as Margaret Cotter continues to have voting power over more than 2/3rds of the Class B Stock, Margaret Cotter will be able to unilaterally elect or remove all of the members of our Board of Directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities, related party transactions, and the payment of dividends on common stock. Margaret Cotter will also have the unilateral power to prevent or cause a change in control and could take other actions that might be desirable to her and/or other members of her family, but not to other stockholders.

For as long as Margaret Cotter continues to have voting power over more than 2/3rds of the Class B Stock, Margaret will have the power to sell the control of our Company to a purchaser or purchasers of her choosing without any approval of our Company’s Board or any other stockholder. To the extent that the Margaret Cotter controls more than two-thirds of our outstanding Class B Stock, she will have the power under Nevada law at any time, with or without cause, to remove any one or more Directors (up to and including the entire Board of Directors) by written consent taken without a meeting of the stockholders.

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

Reference is made to the Cotter Schedule 13D for more detail information of the scope and extent of the holdings of Margaret Cotter and Ellen Cotter. Our Class A Stock is non-voting and accordingly our Class B Stock represents all of the voting power of our Company.

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

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

RISK MANAGEMENT AND STRATEGY

We have implemented a cybersecurity program to address all levels of cybersecurity threats based on our determination of the risk level. Our program includes policies and procedures that dictate the method in which we develop, deploy, and maintain security measures and controls. We use a cybersecurity framework to select security controls to protect against identified risks. When designing the controls, we consider the severity of risk and its impact on the Company, including the cost of the control and the impact it may have on the Company operations. We use various combinations of controls and tools to mitigate the risk to the Company such as firewalls and intrusion devices, endpoint threat detection systems, multi-factor authentication systems, endpoint threat detection systems as well patch management to prevent exploitable vulnerabilities.

We utilize third-party cybersecurity firms in various capacities to operate some of these controls, including remote monitoring, cloud-based platforms and services as well as on-premises services. For example, we use third parties to perform a variety of functions for the Company, including, but not limited to cybersecurity audits, targeted ransomware assessment and table-top exercises, internal penetration tests and other internal and external audits. These expert services enable us to leverage specialized knowledge and insights into our cybersecurity strategies and processes.

We maintain a written incident response plan and carry out periodic tabletop exercises to improve incident response readiness. Employees undergo security awareness training when hired and periodically thereafter; the scope of this training is continually updated to address newly identified threats. We utilize a risk-based approach and analysis to determine the cybersecurity controls to implement, and hence, there is a possibility that these controls may not adequately address every risk if we do not identify or place a high enough risk factor on a given threat. We are at risk of zero-day attacks and other vulnerabilities that may have been placed at a very low risk. In addition, even well-designed and properly deployed controls may not fully eliminate a given risk.

CYBERSECURITY THREATS

We have not had any cybersecurity incidents that we believe have materially affected or are likely to materially affect the Company.

GOVERNANCE.

Board Member Guy W. Adams serves as our Lead Technology and Cyber Risk Director. In December 2017, Mr. Adams was recognized as a Governance Fellow for the National Association of Corporate Directors, The Gold Standard Director Credential®. In 2018, Director Adams completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors.

Item 2 – Properties

OPERATING PROPERTY

As of December 31, 2023, we own fee interests across our two operating segments in approximately 662,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1. Cinemas 1,2,3(4)	0 / 24,000	n/a	$24,146	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2. Culver City Office	25,000 / 0	100%	10,847	Real Estate	5995 Sepulveda Boulevard, Culver City, CA
	including a 72-space parking structure
3. Minetta Lane Theatre	0 / 9,000	n/a	2,240	Real Estate	18 Minetta Lane, Manhattan, NY
4. Orpheum Theatre	0 / 5,000	n/a	1,355	Real Estate	126 2nd Avenue, Manhattan, NY
5. 44 Union Square	73,000 / 0		97,107	Real Estate	44 Union Square E, New York, NY 10003
Australia
1. Newmarket Village	102,000 / 42,000	99%	39,152	Cinema Exhibition /	400 Newmarket Road, Newmarket, QLD
	plus 588 parking spaces			Real Estate
2. Newmarket Office	21,000 / 1,000	100%	5,061	Real Estate	16-20 Edmondstone Street, Newmarket, QLD
3. Cannon Park(5)	105,000 / 28,000	94%	18,848	Cinema Exhibition / Real Estate	High Range Drive, Thuringowa, QLD
4. Belmont	15,000 / 45,000	100%	4,779	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
5. York Street Office	9,000 / 0	100%	1,425	Real Estate	98 York Street, South Melbourne, VIC
6. Bundaberg Cinema	0 / 14,000	n/a	1,020	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1. Courtenay Central(6)	10,000 / 60,000	100%	7,738	Cinema Exhibition /	100 Courtenay Place, Wellington
Plus, an additional 37,000 feet of land currently used as on-grade car parking where our multi-story car park once stood.				Real Estate	24 Tory Street, Wellington (Parking)
2. Dunedin Cinema	0 / 25,000	n/a	4,959	Cinema Exhibition	33 The Octagon, Dunedin
3. Napier Cinema	12,000 / 17,000	100%	1,515	Cinema Exhibition	154 Station Street, Napier
4. Rotorua Cinema	0 / 19,000	n/a	1,503	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(7)			$221,695

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

(3)Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2023 (net of any impairments recorded).

(4)Owned by a limited liability company in which we hold a 75% managing member interest. The remaining 25% is owned by Sutton Hill Capital, LLC (“SHC”), a company owned in equal parts by the Cotter Estate or the Cotter Estate and a third party.

(5)Our Cannon Park City and Discount Centers are operated as a single ETC.

(6)Our Courtenay Central parking structure was demolished due to damage suffered as a result of an earthquake on November 14, 2016. For further information on the on-going development projects of these properties, refer to succeeding section Item 7 - Recent Developments.

(7)This schedule does not include (i) our leasehold assets on cinemas under leased-facility model, (ii) those portions of the owned assets that are not income-producing or purely used for administrative purposes, and (iii) our assets on our legacy business principally in Pennsylvania.

(8)As of February 23, 2024, we have sold our Culver City office building, and have vacated the premises.

ENTERTAINMENT PROPERTIES

As of December 31, 2023, we leased approximately 1,970,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	780,000	2024 – 2052
Australia	977,000	2024 – 2066
New Zealand	213,000	2024 – 2051

In certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of 2023, we had approximately 90,000 square feet of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
Manville	0 / 46,000	n/a	8,654
In Australia
Waurn Ponds	0	n/a	9,653
TOTAL			$18,307

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

(3)Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2023 (net of any impairments recorded).

INVESTMENT AND DEVELOPMENT PROPERTY

We are engaged in several investment and development projects relative to our currently undeveloped parcels of land. In addition, we are currently executing, or still pursuing to execute, our redevelopment plans on several of our existing developed properties to take them to their highest and best use. The following table summarizes our investment and development projects as of 2023:

Property	Acreage	Net Book Value (US Dollars in thousands)	Status
New Zealand
Courtenay Central, Wellington	0.9	8,789	See Item 7 - Business Overview & Recent Developments
TOTAL		$8,789

Some of our income producing properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements--Note 12 – Borrowings.

EXECUTIVE AND ADMINISTRATIVE OFFICES

In the United States, we occupy approximately 3,500 square feet at our Village East leasehold property in New York for administrative purposes and our principal executive offices. We occupied approximately 12,500 square feet of our Culver City office building for administrative purposes. In February 2024, we sold our Culver City office and our employees who formerly worked at that office are currently working remotely until we secure a new Los Angeles office.

In Australia, we own an approximately 9,000 square foot office building in Melbourne, Australia, approximately 6,000 square feet of which serve as the administrative office for our Australian and New Zealand operations (the remainder being leased to an unrelated third party). We have approximately 4,800 square feet of office space located in our Courtenay Central ETC in Wellington, New Zealand, which is currently closed due to seismic concerns. This office space used to house our accounting personnel and certain IT and operational personnel who are working remotely in the meantime.

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

As of March 27, 2024, the approximate number of common stockholders of record was 338 for Class A Stock and 46 for Class B Stock.

We have never declared a cash dividend on either class of our common stock, and we have no current plans to declare a dividend.

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s Class A Stock for the five-year period ended December 31, 2023, against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five-years ended December 31, 2023. The graph assumes that $100 was invested on December 31, 2018, in our Class A Stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Reading underperformed in 2023 compared to the market due to the aftermath of COVID-19 pandemic and Hollywood strikes, delayed releases of movies and/or movies going straight to streaming or PVOD, and a weakening foreign currency exchange rate.

EQUITY COMPENSATION

Please refer to Part II, Item 8 – Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements – Note 16 – Share-Based Compensation and Share Repurchase Plans

RECENT SALES OF UNREGISTERED SECURITIES

None

REPURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None

Item 6 – [RESERVED]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2023 Form 10-K.

OUR BUSINESS

Where have we been, and where we are going.

We have discussed in some detail under the heading “Business Description” in Part I of this Report our views as to the impact of the COVID-19 pandemic, the 2023 Hollywood Strikes and spiking interest rates on our business and, while not repeating that disclosure here, we want to incorporate it by reference. As a general matter, the COVID-19 pandemic caused considerable economic instability all over the world and greatly affected our Company’s global operations from 2020 through 2022. It in someways created some big governmental winners and losers as privately held exhibitors were provided with hundreds of millions of dollars in government aid, the four publicly owned exhibitors (of which we are the smallest) received no assistance. Public stockholders suffered. Private interests were saved. But through determination and persistence we have survived. We have preserved our people and our core assets, and we are prepared and eager to go forward.

In 2021, as we began reopening our cinemas from the pandemic that began in March 2020, we faced strict operating guidelines that often prevented us from recouping our operational costs. Additionally, film availability was inconsistent, with major releases diverted to streaming platforms or postponed. Attendance remained low, and operating costs were further impacted by stricter cleaning protocols, which reduced the number of showtimes. However, in Australia and New Zealand, business on the real estate side began to return to normal.

To address our negative operating cash flow situation, we significantly cut back our capital expenditures and, in 2021, monetized five non-core real estate assets generating a net profit from such sales of $93.3 million and, more importantly, net cash of $144.8 million. We selected assets that were primarily non-cash flowing, had values that were not adversely impacted by the pandemic and that, if retained, would have required significant capital investment to achieve any material increase in value. In the two cases where we monetized properties with cinemas, we were able to lease back the cinema component, and consequently, suffered no loss in our cinema count. We used the cash from these monetizations to pay down debt ($59.1 million) and fund necessary capital expenditures ($24.2 million). During 2023 we monetized an underperforming cinema in Australia for $A2.8 million, and during the first quarter of

2024, sold our underutilized administrative office building in Culver City, California for $10 million. At December 31, 2023, we had cash and cash equivalents of $12.9 million.

During 2022, our operations began to return to normal as health and safety restrictions loosened and as studio releases gradually improved. Although cinema attendances were still below pre-pandemic levels, the industry box office results significantly rebounded in 2022, compared to the prior two years, as audiences embraced the shared community experience of movies on the big screen. Despite reduced film releases and alternative distribution methods, the release of highly anticipated blockbuster films, such as Top Gun: Maverick and Avatar: The Way of Water, were among some of the highest grossing films since the start of the pandemic and provided optimism for the cinema industry.

As we stepped into 2023, the progress made in the previous year had established a hopeful setting for the world of cinema, reigniting audiences' passion for the immersive experience of the big screen. The release of The Super Marios Bros. Movie, Barbie, and Oppenheimer created a summer film season that drove audiences back to theaters. The anticipation and excitement surrounding the joint release of Barbie and Oppenheimer contributed to the cultural phenomenon, ‘Barbenheimer’, with new box office records being achieved as eager moviegoers flocked to experience these highly anticipated films on the big screen. The 2023 film slate also benefitted from the release of franchise favorites such as Guardians of the Galaxy Vol. 3, Fast X, and Spider-Man Across The Spider-Verse.

While the cinema industry continued to recover during 2023, the industry suffered another challenge during the year with the onset of the 2023 Hollywood Strikes. Though not as severe as the pandemic, these strikes negatively impacted our business in 2023 and we anticipate that we will continue to experience the fallout of these strikes throughout 2024. Many films that were scheduled for release in 2024 have now been pushed into 2025 as production was halted, and some films were pushed from 2023 into 2024 following the screen actor’s inability to promote those films.

However, despite these challenges, we remain optimistic about the future of our industry, and we believe that this new challenge will have a short-term impact on our operations and the industry as a whole. We are encouraged by the grosses achieved by recent releases such as Dune: Part Two and Kung Fu Panda 4. We are encouraged by the film line up scheduled for the remainder of 2024 and continuing into 2025. And, we are encouraged by the fact that the motion picture industry has once again realized that a theatrical release is important to getting the best return on investment for a major motion picture.

In order to get through this period, we have monetized a number of real estate assets. However, these have not been fire sales, and we believe that we have been able to get fair value for these assets. Every asset sold, save one, was sold at a material profit. None of the assets sold was core to our operations. And, we believe we have been able to preserve the assets which offer us the most in the way of future upside potential.

As of the date of this report, all of our cinemas are fully operating with the exception of our cinema in Wellington, New Zealand, which remains closed due to seismic concerns pending the redevelopment of that ETC. However, we still have remaining deferred occupancy costs that we are continuing to repay. At December 31, 2023, these rent deferrals totaled approximately $10 million.

With regard to our real estate business, all of our tenants are currently open for business at our Australian and New Zealand properties (with the exception of one tenant in Australia completing a new fit out). Most of the rentable retail portion of our Courtenay Central location in New Zealand continues to be closed due to seismic concerns, however, one tenant remains open at this property. On our Wakefield property a further digital billboard tenant and one tenant at our Napier property are open.

Our anticipated plans for 2024 and beyond are discussed in greater detail below.

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below. For an overview of our two business segments, including a breakdown of assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2023 Form 10-K.

Cinema Exhibition

Key Performance Indicators

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total F&B Revenues on a post-tax basis divided by our attendance during a specific period.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of December 31, 2023, we have a total of 40 theater locations with an all-new upgraded food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy).

We use F&B SPP as a measure of our F&B operational performance as compared to that of our competitors. Although the profitability of our F&B operations is influenced by numerous factors, including labor and cost of goods, F&B SPP serves as an indicator of our ability to achieve consistent strong top-line performance. In addition, F&B SPP highlights our ability to optimize revenue by effectively promoting and selling supplementary products to our customers during each visit. Moreover, this metric assists in evaluating how well we can differentiate our F&B offerings from our competitors. Management in turn uses F&B SPP to adjust food and beverage pricing strategies at our individual theaters, measure the effectiveness of promotional marketing initiatives, optimize menu offerings, and to ensure price barriers are not created for our attendance.

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

Cinema Additions

The additions to our cinema portfolio during the 2021-2023 COVID years were as follows:

Australia and New Zealand

•Busselton, Western Australia, Australia: On September 22, 2023, we opened a five-screen complex in the newly expanded Busselton Central Shopping Centre precinct of Busselton, Western Australia. The state-of-the-art complex features a TITAN LUXE screen, elevated F&B offerings, and recliner seating.

•South City Square, Queensland, Australia: On August 24, 2023, we launched our first-ever Angelika Cinemas outside of the United States at South City Square in Woolloongabba, Brisbane. The location currently operates as an eight-screen complex, featuring elevated food and beverage offerings (including alcoholic beverages) and recliner seating.

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

Upgrades to our Film Exhibition Technology and Theater Amenities

Prior to COVID-19, we invested in both (i) the upgrading of our existing cinemas and (ii) the development of new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service) and luxury recliner seating. As of December 31, 2023, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	61	491
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	17	45
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	17	n/a
Premium Seating (features recliner seating)	33	198
Liquor Licenses in Use(5)	47	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of December 31, 2023, we have pending applications for additional liquor licenses in five cinemas in Australia.

Global Real Estate Developments

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

Effective mid-March 2024, we engaged George Comfort & Sons (www.gcomfort.com), as the new exclusive leasing broker for the remaining space at 44 Union Square. While the space was originally designed for office uses, given the dramatic presence of the property on Union Square, the rebound in foot traffic being enjoyed by Union Square and our building’s significant branding potential, we are considering, a range of uses beyond traditional office tenants, including short term and special purpose uses. While we cannot guarantee the successful leasing of the remaining space, we anticipate that George Comfort & Sons with its varied and long experience in New York City real estate will bring a fresh approach and thinking to activating the remaining space at 44 Union Square.

Effective April 1, 2024, George Comfort & Sons will also take on the property management role at 44 Union Square.

•Minetta Lane Theatre (New York, N.Y.) – Prior to COVID-19, our theatre was used by Audible to present plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. Due to COVID-19, no shows were presented between March 2020 and October 8, 2021, the date on which public performances resumed, and during this period we provided certain abatements. We are currently in negotiations with Audible regarding an extension of the term of their current license to use our Minetta Lane Theatre for their productions.

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

Following STOMP’s historic run at the Orpheum, The Empire Strips Back ran for approximately three months, followed by a limited holiday engagement of Death, Let Me Do My Show starring comedian Rachel Bloom. The Off-Broadway solo version of William Shakespeare’s Hamlet starring Eddie Izzard opened at the Orpheum on March 19, 2024 and is expected to run through mid-April 2024. We are also finalizing another license agreement for an open-ended show anticipated to open in September 2024.

•Cinemas 1,2,3 Redevelopment (New York, N.Y.) – Currently operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property. These alternatives may include, again by way of example, the bringing in of a capital partner, the entering into a long-term ground lease (which could serve as the basis for medium to long term finance), and/or the sale (in whole or in part) of our interest in the property.

Australia:

•Newmarket Village ETC, (Brisbane, Australia) – We continue to work on the expansion and upgrading of our Newmarket Village ETC. The site includes a 23,250 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating development options for this space. The combined center and office building is currently 99% leased.

•Cannon Park ETC, (Queensland, Australia) – We acquired two adjoining properties in Townsville, Queensland, Australia comprising of approximately 9.4-acres in 2015. The total gross leasable area of the Cannon Park City Center and the Cannon Park Discount Center is 132,731 square feet. Our multiplex cinema is the anchor tenant at the Cannon Park City Center. This site is currently 94% leased.

•The Belmont Common, (Belmont, Perth, Australia): The total gross leasable area of the Belmont Common is 60,117 Sq ft. Our multiplex cinema is the anchor tenant with six third-party tenants and our Reading Cinemas, the site is currently 100% leased.

New Zealand:

•Courtenay Central Redevelopment (Wellington, New Zealand) – Damage from the 2016 Kaikoura earthquake necessitated demolition of our nine-story parking garage at the site, and unrelated seismic issues caused us to close major portions of the existing cinema and retail structure in early 2019. Prior to the COVID-19 pandemic, our real estate team had developed a comprehensive plan featuring a variety of uses to complement and build upon the “destination quality” of the Courtenay Central location. Notwithstanding the COVID-19 pandemic, our real estate team is continuing to work with our consultants, tenants, potential tenants, and city representatives to advance our redevelopment plans for this property. We anticipate that this redevelopment opportunity will be a principal focus over the next few years. We remain optimistic about the development potential for our Courtenay Central property, in light of, among other things, (i) the successful June 3, 2023 opening of Takina (wcec.co.nz), this capital city’s first premium conference and exhibition space, (ii) the loosening of certain height and density restrictions, and (iii) the lack of comparable building sites.

Corporate Matters

•Board Compensation and Stock Options Committee – Refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 16 – Share-Based Compensation and Repurchase Plans for details regarding our Board, Executive and Employee stock-based remuneration programs.

OVERALL RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022, compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table sets forth the overall results of operations for the three years ended December 31, 2023:

							% Change - Favorable/ (Unfavorable)
(Dollars in thousands)	2023	% of Revenue	2022	% of Revenue	2021	% of Revenue	2023 vs. 2022	2022 vs. 2021
SEGMENT RESULTS
Cinema exhibition operating income (loss)	$124	—%	$(11,716)	(6)%	$(18,637)	(13)%	>100%	37%
Real estate operating income (loss)	3,791	2%	506	0%	(5,355)	(4)%	>100%	>100%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(711)	—%	(1,072)	(1)%	(1,232)	(1)%	34%	13%
General and administrative expense	(15,235)	(7)%	(16,201)	(8)%	(16,569)	(12)%	6%	2%
Interest expense, net	(19,418)	(9)%	(14,392)	(7)%	(13,688)	(10)%	(35)%	(5)%
Equity earnings of unconsolidated joint ventures	456	—%	271	—%	258	—%	68%	5%
Gain (loss) on sale of assets	562	—%	(54)	(0)%	92,219	66%	>100%	100%
Other income (expense)	(164)	—%	6,817	3%	3,762	3%	(>100)%	81%
Income (loss) before income taxes	(30,595)	(14)%	(35,841)	(18)%	40,758	29%	15%	(>100)%
Income tax benefit (expense)	(590)	—%	(819)	(0)%	(5,944)	(4)%	28%	86%
Net income (loss)	(31,185)	(14)%	(36,660)	(18)%	34,814	25%	15%	(>100)%
Less: Net income (loss) attributable to noncontrolling interests	(512)	—%	(476)	—%	2,893	2%	(8)%	(>100)%
Net income (loss) attributable to Reading International, Inc.	$(30,673)	(14)%	$(36,184)	(18)%	$31,921	23%	15%	(>100)%
Basic earnings (loss) per share	$(1.38)		$(1.64)		$1.46		16%	(>100)%

CONSOLIDATED RESULTS

2023 vs. 2022

Net Loss attributable to Reading International, Inc. was $30.7 million for the year ended December 31, 2023, a decrease of $5.5 million from a Net Loss of $36.2 million for year ended December 31, 2022. This decrease was primarily due to (i) improved segment operating performance from both cinemas and real estate, (ii) decreased depreciation and amortization expenses, and (iii) decreased general and administrative expenses, partially offset by (i) a $5.0 million increase in interest expenses due to rising interest rates, and (ii) a $7.0 million decrease in other income.

BUSINESS SEGMENT RESULTS –2023 vs. 2022

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2023 and 2022, respectively:

	2023		2022		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segment Revenues	$207,641	$19,870	$191,321	$16,817	9%	18%
Segment Operating Expenses
Operating Expense	(192,185)	(8,763)	(183,791)	(8,947)	(5)%	2%
Depreciation and amortization	(11,335)	(6,376)	(13,351)	(6,495)	15%	2%
General and administrative expense	(3,997)	(940)	(4,346)	(869)	8%	(8)%
Impairment of long-lived assets	—	—	(1,549)	—	100%	—%
Total segment expenses	(207,517)	(16,079)	(203,037)	(16,311)	(2)%	1%
Segment operating income (loss)	$124	$3,791	$(11,716)	$506	>100%	>100%
Breakdown by country:
United States	$(5,825)	$(753)	$(17,187)	$(3,640)	66%	79%
Australia	5,278	5,345	4,945	5,157	7%	4%
New Zealand	671	(801)	526	(1,011)	28%	21%
	$124	$3,791	$(11,716)	$506	>100%	>100%

A discussion for each segment follows:

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the years ended

December 31, 2023 and 2022, respectively:

(Dollars in thousands)		2023	% of Revenue	2022	% of Revenue	Inc/(Dec)	2023 vs. 2022 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$63,662	56%	$53,496	55%	10,166	19%
	Food & beverage revenue	38,884	34%	33,859	35%	5,025	15%
	Advertising and other revenue	11,252	10%	9,729	10%	1,523	16%
		$113,798	100%	$97,084	100%	16,714	17%
Australia	Admission revenue	$48,630	61%	$48,734	61%	(104)	—%
	Food & beverage revenue	26,119	33%	26,276	33%	(157)	(1)%
	Advertising and other revenue	5,276	7%	4,882	6%	394	8%
		$80,025	100%	$79,892	100%	133	—%
New Zealand	Admission revenue	$8,509	62%	$8,841	62%	(332)	(4)%
	Food & beverage revenue	4,585	33%	4,728	33%	(143)	(3)%
	Advertising and other revenue	724	5%	777	5%	(53)	(7)%
		$13,818	100%	$14,346	100%	(528)	(4)%

Total revenue		$207,641	100%	$191,322	100%	16,319	9%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(34,182)	(30)%	$(29,975)	(31)%	4,207	(14)%
	Food & beverage cost	(10,069)	(9)%	(8,969)	(9)%	1,100	(12)%
	Occupancy expense	(25,090)	(22)%	(24,792)	(26)%	298	(1)%
	Other operating expense	(41,868)	(37)%	(39,043)	(41)%	2,825	(7)%
		$(111,209)	(98)%	$(102,779)	(106)%	8,430	(8)%
Australia	Film rent and advertising cost	$(21,814)	(27)%	$(22,281)	(28)%	(467)	2%
	Food & beverage cost	(5,609)	(7)%	(5,404)	(7)%	205	(4)%
	Occupancy expense	(17,207)	(22)%	(17,356)	(22)%	(149)	1%
	Other operating expense	(23,798)	(30)%	(22,961)	(29)%	837	(4)%
		$(68,428)	(85)%	$(68,002)	(86)%	426	(1)%
New Zealand	Film rent and advertising cost	$(3,858)	(28)%	$(3,991)	(28)%	(133)	3%
	Food & beverage cost	(911)	(7)%	(915)	(6)%	(4)	—%
	Occupancy expense	(3,081)	(22)%	(3,141)	(22)%	(60)	2%
	Other operating expense	(4,697)	(34)%	(4,964)	(35)%	(267)	5%
		$(12,547)	(91)%	$(13,011)	(90)%	(464)	4%

Total operating expense		$(192,184)	(93)%	$(183,792)	(96)%	8,392	(5)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(5,912)	(5)%	$(7,194)	(7)%	(1,282)	18%
	Impairment of long-lived assets	—	—%	(1,549)	(2)%	(1,549)	(>100)%
	General and administrative expense	(2,502)	(2)%	(2,749)	(3)%	(247)	9%
		$(8,414)	(7)%	$(11,492)	(12)%	(3,078)	27%
Australia	Depreciation and amortization	$(4,824)	(6)%	$(5,348)	(7)%	(524)	10%
	General and administrative expense	(1,495)	(2)%	(1,597)	(2)%	(102)	6%
		$(6,319)	(8)%	$(6,945)	(9)%	(626)	9%
New Zealand	Depreciation and amortization	$(600)	(4)%	$(809)	(6)%	(209)	26%
	General and administrative expense	—	—%	—	—%	—	—%
		$(600)	(4)%	$(809)	(6)%	(209)	26%

Total depreciation, amortization, and general and administrative expense		$(15,333)	(7)%	$(19,246)	(10)%	(3,913)	20%

Total expenses		$(207,517)	(100)%	$(203,038)	(106)%	4,479	(2)%
OPERATING INCOME (LOSS)
United States		$(5,825)	(5)%	$(17,187)	(18)%	11,362	66%
Australia		5,278	7%	4,945	6%	333	7%
New Zealand		671	5%	526	4%	145	28%
Total operating income (loss)		$124	0%	$(11,716)	(6)%	11,840	>100%

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the quarters ended December 31, 2023 and 2022, respectively:

(Dollars in thousands)		2023	% of Revenue	2022	% of Revenue	Inc/(Dec)	2023 vs. 2022 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$13,412	56%	$13,681	56%	(269)	(2)%
	Food & beverage revenue	7,776	33%	8,423	34%	(647)	(8)%
	Advertising and other revenue	2,552	11%	2,448	10%	104	4%
		$23,740	100%	$24,552	100%	(812)	(3)%
Australia	Admission revenue	$9,202	59%	$9,609	60%	(407)	(4)%
	Food & beverage revenue	5,103	32%	5,269	33%	(166)	(3)%
	Advertising and other revenue	1,382	9%	1,217	8%	165	14%
		$15,687	100%	$16,095	100%	(408)	(3)%
New Zealand	Admission revenue	$1,520	61%	$1,922	60%	(402)	(21)%
	Food & beverage revenue	811	33%	1,082	34%	(271)	(25)%
	Advertising and other revenue	152	6%	195	6%	(43)	(22)%
		$2,483	100%	$3,199	100%	(716)	(22)%

Total revenue		$41,910	100%	$43,846	100%	(1,936)	(4)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(6,619)	(28)%	$(7,545)	(31)%	(926)	12%
	Food & beverage cost	(2,030)	(10)%	(2,417)	(10)%	(387)	16%
	Occupancy expense	(6,322)	(27)%	(6,345)	(26)%	(23)	—%
	Other operating expense	(9,355)	(39)%	(10,640)	(43)%	(1,285)	12%
		$(24,326)	(102)%	$(26,947)	(110)%	(2,621)	10%
Australia	Film rent and advertising cost	$(4,162)	(27)%	$(4,454)	(28)%	(292)	7%
	Food & beverage cost	(1,202)	(8)%	(1,152)	(7)%	50	(4)%
	Occupancy expense	(4,159)	(27)%	(4,091)	(25)%	68	(2)%
	Other operating expense	(5,694)	(35)%	(5,617)	(36)%	77	(1)%
		$(15,217)	(97)%	$(15,314)	(95)%	(97)	1%
New Zealand	Film rent and advertising cost	$(694)	(28)%	$(905)	(28)%	(211)	23%
	Food & beverage cost	(180)	(7)%	(216)	(7)%	(36)	17%
	Occupancy expense	(724)	(29)%	(758)	(24)%	(34)	4%
	Other operating expense	(1,102)	(44)%	(1,240)	(39)%	(138)	11%
		$(2,700)	(110)%	$(3,119)	(97)%	(419)	13%

Total operating expense		$(42,243)	(101)%	$(45,380)	(103)%	(3,137)	7%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,394)	(6)%	$(1,821)	(7)%	(427)	23%
	Impairment of long-lived assets	—	—%	—	—%	—	—%
	General and administrative expense	(663)	(3)%	(628)	(4)%	35	(6)%
		$(2,057)	(9)%	$(2,449)	(10)%	(392)	16%
Australia	Depreciation and amortization	$(1,213)	(8)%	$(1,314)	(8)%	(101)	8%
	General and administrative expense	(351)	(2)%	(358)	(2)%	(7)	2%
		$(1,564)	(10)%	$(1,672)	(10)%	(108)	6%
New Zealand	Depreciation and amortization	$(178)	(7)%	$(159)	(5)%	19	(12)%
	General and administrative expense	—	—%	—	—%	—	—%
		$(178)	(7)%	$(159)	(5)%	19	(12)%

Total depreciation, amortization, impairment and general and administrative expense		$(3,799)	(9)%	$(4,280)	(10)%	(481)	11%

Total expenses		$(46,042)	(110)%	$(49,660)	(113)%	(3,618)	7%
OPERATING INCOME (LOSS)
United States		$(2,643)	(11)%	$(4,844)	(20)%	2,201	45%
Australia		(1,094)	(7)%	(891)	(6)%	(203)	(23)%
New Zealand		(395)	(16)%	(79)	(2)%	(316)	(>100)%
Total operating income (loss)		$(4,132)	(10)%	$(5,814)	(13)%	1,682	29%

Cinema Exhibition Segment Operating Income

Cinema exhibition segment operating loss decreased by $11.8 million, to an income of $0.1 million for the year ended December 31, 2023, compared to December 31, 2022, primarily driven by (i) improved cinema performance as a result of stronger movie slate and more patrons returning to the theaters. Major movie studios released blockbuster movies, such as Barbie, Oppenheimer, The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Fast X, and Spider-Man: Across the Spider-Verse, which have driven higher admissions and box office revenue in the U.S., (ii) decrease in depreciation, amortization, general and administrative expense, (iii) impairment expense that was incurred in 2022 that was not incurred in 2023.

Cinema exhibition segment operating loss for the fourth quarter of 2023 was $4.1 million, a decrease of $1.7 million from an operating loss of $5.8 million in the same time period of 2022 primarily attributable to better operating performance world-wide.

Revenue

Cinema revenue increased by $16.3 million, to $207.6 million for the year ended December 31, 2023, compared to 2022 primarily as a result of blockbuster hits, such as Barbie, Oppenheimer, The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, and Spider-Man: Across The Spider-Verse.

The table below is the revenue breakdown, by country, for the years ended December 31, 2023, and 2022, respectively:

(Dollars in thousands)	2023	% of Revenue	2022	% of Revenue	2023 vs. 2022 Favorable/ (Unfavorable)
United States	$113,798	55%	$97,084	51%	17%
Australia	80,025	39%	79,892	42%	—%
New Zealand	13,818	7%	14,346	7%	(4)%
Total Segment Revenues	$207,641	100%	$191,322	100%	9%

Below are the changes in our cinema revenue by market:

•In the United States, cinema revenues increased by $16.7 million, to $113.8 million for the year ended December 31, 2023, compared to 2022.

•In Australia, cinema revenues increased by $0.1 million, to $80.0 million for the year ended December 31, 2023, compared to 2022.

•In New Zealand, cinema revenues decreased by $0.5 million, to $13.8 million for the year ended December 31, 2023, compared to 2022.

For the quarter ended December 31, 2023, Cinema segment revenue decreased by $1.9 million against the fourth quarter of 2022, to $41.9 million, which was primarily attributable to a weaker film slate in 2023 vs 2022 when Black Panther: Wakanda Forever, Avatar: The Way of Water, and Black Adam were all released.

Operating Expense

Operating expense for the full year 2023 increased by $8.4 million, to $192.2 million when compared to 2022 due to higher film rent associated with increased ticket sales and the release of more major tentpole films, higher food & beverage costs, and higher insurance expense, along with increased occupancy expenses in the U.S.

For the quarter ended December 31, 2023, operating expenses decreased by $3.1 million, to $42.2 million when compared to the fourth quarter of 2022 due to decreased film rent and concession cost as a result of lower attendance along with a decrease in other operating expense.

Depreciation, Amortization, Impairment, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the year-ended December 31, 2023 decreased by $3.9 million, to $15.3 million compared to 2022 primarily driven by a $1.5 million impairment expense that was incurred in 2022 that was not incurred in 2023, cinema closures in U.S. and delay in CAPEX spending.

Real Estate – The following table details our Real Estate segment operating results for the years ended December 31, 2023 and 2022, respectively:

(Dollars in thousands)		2023	% of Revenue	2022	% of Revenue	Inc/(Dec)	2023 vs. 2022 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$1,802	29%	$1,729	57%	73	4%
	Property rental income	4,395	71%	1,308	43%	3,087	>100%
		6,197	100%	3,037	100%	3,160	>100%
Australia	Property rental income	12,164	100%	12,246	100%	(82)	(1)%
New Zealand	Property rental income	1,509	100%	1,534	100%	(25)	(2)%
Total revenue		$19,870	100%	$16,817	100%	3,053	18%
OPERATING EXPENSE
United States	Live theatre cost	$(565)	(9)%	$(727)	(24)%	(162)	22%
	Property cost	(1,591)	(26)%	$(1,288)	(42)%	303	(24)%
	Occupancy expense	(990)	(16)%	(982)	(32)%	8	(1)%
		$(3,146)	(51)%	$(2,997)	(99)%	149	(5)%
Australia	Property cost	$(2,109)	(17)%	$(2,175)	(18)%	(66)	3%
	Occupancy expense	(1,956)	(16)%	(2,057)	(17)%	(101)	5%
		$(4,065)	(33)%	$(4,232)	(35)%	(167)	4%
New Zealand	Property cost	$(1,133)	(75)%	$(1,317)	(86)%	(184)	14%
	Occupancy expense	(419)	(28)%	(401)	(26)%	18	(4)%
		$(1,552)	(103)%	$(1,718)	(112)%	(166)	10%

Total operating expense		$(8,763)	(44)%	$(8,947)	(53)%	(184)	2%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(3,104)	(50)%	$(2,985)	(98)%	119	(4)%
	General and administrative expense	(700)	(11)%	(695)	(23)%	5	(1)%
		$(3,804)	(61)%	$(3,680)	(121)%	124	(3)%
Australia	Depreciation and amortization	$(2,514)	(21)%	$(2,683)	(22)%	(169)	6%
	General and administrative expense	(240)	(2)%	(174)	(1)%	66	(38)%
		$(2,754)	(23)%	$(2,857)	(23)%	(103)	4%
New Zealand	Depreciation and amortization	$(758)	(50)%	$(827)	(54)%	(69)	8%
	General and administrative expense	—	(1)%	—	—%	—	—%
		$(758)	(50)%	$(827)	(54)%	(69)	8%

Total depreciation, amortization, and general and administrative expense		$(7,316)	(37)%	$(7,364)	(44)%	(48)	1%

Total expenses		$(16,079)	(81)%	$(16,311)	(97)%	(232)	1%
OPERATING INCOME (LOSS)
United States		$(753)	(12)%	$(3,640)	(120)%	2,887	79%
Australia		5,345	44%	5,157	42%	188	4%
New Zealand		(801)	(53)%	(1,011)	(66)%	210	21%
Total operating income (loss)		$3,791	19%	$506	3%	3,285	>100%

Real Estate – The following table details our Real Estate segment operating results for the quarters ended December 31, 2023 and 2022, respectively:

(Dollars in thousands)		2023	% of Revenue	2022	% of Revenue	Inc/(Dec)	2023 vs. 2022 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$432	36%	$386	31%	46	12%
	Property rental income	763	64%	863	69%	(100)	(12)%
		1,195	100%	1,249	100%	(54)	(4)%
Australia	Property rental income	2,973	100%	2,910	100%	63	2%
New Zealand	Property rental income	364	100%	393	100%	(29)	(7)%
Total revenue		$4,532	100%	$4,552	100%	(20)	—%
OPERATING EXPENSE
United States	Live theatre cost	$(89)	(7)%	$(196)	(16)%	(107)	55%
	Property cost	(459)	(38)%	$(394)	(32)%	65	(16)%
	Occupancy expense	(247)	(21)%	(232)	(19)%	15	(6)%
		$(795)	(67)%	$(822)	(66)%	(27)	3%
Australia	Property cost	$(456)	(15)%	$(579)	(20)%	(123)	21%
	Occupancy expense	(479)	(16)%	(516)	(18)%	(37)	7%
		$(935)	(31)%	$(1,095)	(38)%	(160)	15%
New Zealand	Property cost	$(323)	(89)%	$(232)	(59)%	91	(39)%
	Occupancy expense	(110)	(30)%	(83)	(21)%	27	(33)%
		$(433)	(119)%	$(315)	(80)%	118	(37)%

Total operating expense		$(2,163)	(48)%	$(2,232)	(49)%	(69)	3%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(746)	(63)%	$(742)	(59)%	4	(1)%
	General and administrative expense	(193)	(16)%	(52)	(5)%	141	(>100)%
		$(939)	(80)%	$(794)	(64)%	145	(18)%
Australia	Depreciation and amortization	$(614)	(21)%	$(641)	(22)%	(27)	4%
	General and administrative expense	(51)	(2)%	(62)	(2)%	(11)	18%
		$(665)	(22)%	$(703)	(24)%	(38)	5%
New Zealand	Depreciation and amortization	$(186)	(51)%	$(192)	(49)%	(6)	3%
	General and administrative expense	—	—%	—	—%	—	—%
		$(186)	(51)%	$(192)	(49)%	(6)	3%

Total depreciation, amortization, and general and administrative expense		$(1,790)	(39)%	$(1,689)	(37)%	101	(6)%

Total expenses		$(3,953)	(87)%	$(3,921)	(86)%	32	(1)%
OPERATING INCOME (LOSS)
United States		$(539)	(45)%	$(367)	(29)%	(172)	(47)%
Australia		1,373	46%	1,112	38%	261	23%
New Zealand		(255)	(70)%	(114)	(29)%	(141)	(>100)%
Total operating income (loss)		$579	13%	$631	14%	(52)	(8)%

Real Estate Segment Operating Income

Real estate segment operating income was $3.8 million for the year ended December 31, 2023, which was an increase of $3.3 million from an operating income of $0.5 million for the year ended December 31, 2022, primarily as a result of recognition of rental income from our tenant at our 44 Union Square property, which did not occur in the same period of the prior year.

Revenue

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2023	% of Revenue	2022	% of Revenue	2023 vs. 2022 Favorable/ (Unfavorable)
United States	$6,197	31%	$3,037	18%	>100%
Australia	12,164	61%	12,246	73%	(1)%
New Zealand	1,509	8%	1,534	9%	(2)%
Total Segment Revenues	$19,870	100%	$16,817	100%	18%

Real estate revenues for the year ended December 31, 2023, increased by $3.1 million, to $19.9 million compared to 2022. This increase is attributable to recognition of rental income from our tenant at our 44 Union Square property, which did not occur in the same period of the prior year.

NON-SEGMENT RESULTS – 2023 vs. 2022

For more information about the legal expense, please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 14 – Commitments and Contingencies.

Income Tax Expense

Income tax expense decreased by $0.2 million, to $0.6 million, when compared to 2022, primarily due to a decrease in reserve for uncertain tax positions in 2023.

Please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 11 – Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our Financing Strategy

In 2023, due to the negative operating conditions caused by the 2023 Hollywood Strikes and increased interest rates, as well as the lingering impacts from the COVID-19 pandemic, we (i) conserved our cash and chose to defer non-essential capital expenditures, (ii) refinanced our existing debt to provide longer maturity dates and eased financial covenants and/or obtained waivers of financial ratio tests and (iii) monetized one non-core asset and identified certain other assets as candidates for potential monetization to raise additional liquidity. In February, we sold an additional asset, our underutilized administrative office building in Culver City, California, to take advantage of a tenant friendly office market in Los Angeles.

During 2023, our bank loans with Bank of America, NAB, and Westpac required that our Company comply with certain covenants. We either complied with the underlying bank covenants or obtained waivers from compliance. In 2023, we drew down on our 44 Union Square debt facility to provide financing for tenant improvements for our tenant at 44 Union Square, Petco who opened its flagship store in June 2023, and to pay brokerage fees associated with that lease.

If our Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed our Company’s borrowing capacity under its available facilities, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling additional assets, or further restructuring debt.

Generally speaking, we believe our relationship with our lenders is good.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2023	2022	2021	2020	2019
Net Cash (used in ) / from Operating Activities	$(9,735)	$(26,351)	$(13,498)	$(30,201)	$24,607
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$12,906	$29,947	$83,251	$26,826	$12,135
Unused borrowing facility	7,859	12,000	12,000	15,490	73,920
Restricted for capital projects(1)	7,859	12,000	12,000	9,377	13,952
Unrestricted capacity	—	—	—	6,113	59,968
Total resources at 12/31	20,765	41,947	95,251	42,316	86,055
Total unrestricted resources at 12/31	12,906	29,947	83,251	32,939	72,103
Debt-to-Equity Ratio
Total contractual facility	$218,159	$227,633	$248,948	$300,449	$283,138
Total debt (gross of deferred financing costs)	210,300	215,633	236,948	284,959	209,218
Current	35,070	38,026	12,060	42,299	37,380
Non-current	175,230	177,607	224,888	242,660	171,838
Finance lease liabilities	83	28	68	118	209
Total book equity	32,996	63,279	105,060	81,173	139,616
Debt-to-equity ratio	6.37	3.41	2.26	3.51	1.50
Changes in Working Capital
Working capital (deficit)(2)	$(88,373)	$(74,152)	$(6,673)	$(64,140)	$(84,138)
Current ratio	0.30	0.39	0.94	0.47	0.24
Capital Expenditures (including acquisitions)	$4,711	$9,780	$14,428	$16,759	$47,722

(1)This relates to the construction facilities specifically negotiated for 44 Union Square redevelopment project.

(2)Typically, our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

We endeavor to manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditures, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. To meet our liquidity’s need, in 2023, we have worked with our lenders to extend the maturity of various loans.

Refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 12 – Borrowings for further details on our various borrowing arrangements.

On December 31, 2023, our consolidated cash and cash equivalents totaled $12.9 million. Of this amount, $7.1 million, $5.2 million and $0.7 million were held by our U.S., Australian and New Zealand operations, respectively. The funds held in Australia and New Zealand are, under our applicable bank lending arrangement, subject to limitations on their use outside of Australia or New Zealand as applicable. Due to the impact of the COVID-19 pandemic and continuing funding needs in the US, we no longer intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt. During 2023, the need for such funding for capital expenditures and investments has decreased, as we have deferred to the fullest extent reasonable such expenditures. However, due to the Hollywood Strikes and the increase in interest rates, our operating income is still insufficient to cover our costs and expenses accordingly, our negative working capital has increased over the course of the year. The funding that has been required, has been funded predominantly from cost reductions, debt and strategic asset sales and landlord concessions. As noted in the preceding table, we had no unused available unrestricted corporate credit facilities at December 31, 2023.

The change in cash and cash equivalents for the three years ended December 31, 2023 is as follows:

				% Change
(Dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net cash provided by (used in) operating activities	$(9,735)	$(26,351)	$(13,498)	63%	(95)%
Net cash provided by (used in) investing activities	(2,699)	(9,486)	129,610	72%	(>100)%
Net cash provided by (used in) financing activities	(6,667)	(16,557)	(50,280)	60%	67%
Impact of exchange rate on cash	(437)	(1,198)	(4,095)	64%	71%
Net increase (decrease) in cash and cash equivalents	$(19,538)	$(53,592)	$61,737	64%	(>100)%

Operating Activities

2023 vs. 2022

Cash used in operating activities for 2023 decreased by $16.6 million, to cash used of $9.7 million, driven by a $14.8 million decrease in net changes in operating assets and liabilities primarily resulting from taxes payable, film rent payable, and prepaid and other assets, plus better operating result comparing to prior year.

Investing Activities

2023 vs. 2022

Cash used in investing activities during the twelve months ended December 31, 2023 decreased by $6.8 million, to cash used of $2.7 million. This is mainly due to delay in CAPEX spending, and the sale of our Maitland property in Australia in the fourth quarter of 2023.

Financing Activities

2023 vs. 2022

Cash used in financing activities for the twelve months ended December 31, 2023, decreased by $9.9 million, to $6.7 million due to reduced debt payment compared to prior year, plus $4.1 million draws on our loan with Emerald Creek Capital.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the future maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of December 31, 2023:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Debt(1)	$81,885	$92,102	$314	$7,500	$—	$—	$181,801
Operating leases, including imputed interest	32,009	29,885	28,084	25,738	22,222	123,959	261,897
Finance leases, including imputed interest	44	44	—	—	—	—	88
Subordinated debt(1)	586	—	—	27,913	—	—	28,499
Pension liability	519	547	576	607	638	443	3,330
Interest on pension liability	165	137	108	77	45	11	543
Village East purchase option(2)	5,900		—	—	—	—	5,900
Estimated interest on debt(3)	14,311	6,818	3,025	1,364	—	—	25,518
Total	$135,419	$129,533	$32,107	$63,200	$22,905	$124,413	$507,576

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

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims, as appropriate.

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

Historically, we have managed our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services, as well as borrowing in local currencies to match revenues and expenses. We have also historically paid management fees to the U.S. to cover a portion of our domestic overhead. The decrease in the value of the Australian and New Zealand currencies as compared to the U.S. dollar combined with the limitations under our bank loans in Australia and New Zealand to move funds into the U.S., however, have negatively impacted and are expected in 2024 to continue to negatively impact, our ability to rely on such funding for ongoing support of our domestic overhead.

Our exposure to interest rate risk arises out of our long-term floating-rate borrowings. To manage the risk, we utilize interest rate derivative contracts to convert certain floating-rate borrowings into fixed-rate borrowings. It is our Company’s policy to enter into interest rate derivative transactions only to the extent considered necessary to meet its objectives as stated above. Our Company does not enter into these transactions or any other hedging transactions for speculative purposes. We are currently facing additional risk as approximately $174.6 million of our current borrowings mature over the next 24 months. We believe it unlikely that we will be able to refinance this debt at their current interest rates in this environment.

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

No impairment losses were recorded for long-lived assets for the year ended December 31, 2023. $1.5 million of impairment losses were recorded against certain cinema assets in the second quarter of the year ended December 31, 2022. No impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2021.

(ii)Impairment of Goodwill and Intangible Assets with indefinite lives –goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually on a reporting unit basis. The impairment evaluation is based on the present value of estimated future cash flows of each reporting unit plus the expected terminal value. There are significant assumptions and estimates used in determining the future cash flows and terminal value. The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit. Accordingly, actual results could vary materially from such estimates.

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the years ended December 31, 2023, 2022, or 2021.

Tax Valuation Allowance and Deferred Taxes

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal, state, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). As of December 31, 2023, we had recorded approximately $59.4 million of deferred tax assets (net of $50.4 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards and tax credit carryforwards. These deferred tax assets were offset by a valuation allowance of $59.1 million resulting in a net deferred tax asset of $0.3 million. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.

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

At December 31, 2023, approximately 36% and 9% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.8 million in cash and cash equivalents. At December 31, 2022, approximately 34% and 8% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately ($14.6) million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $0.3 million for the year ended December 31, 2023. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia, and New Zealand. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 17% and 40% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would result in an increase or decrease of $3.4 million and $1.9 million, respectively, and the change in our net income for the year would be $0.3 million and $0.5 million, respectively. Presently, we have no plans to hedge such exposure.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. We have accumulated unrealized foreign currency translation losses of approximately ($1.0) million and ($0.7) million as of December 31, 2023 and 2022, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $1.6 million increase or decrease in our 2023 interest expense.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2023.

By: /s/ Ellen M. Cotter Ellen M. Cotter President and Chief Executive Officer March 29, 2024	By: /s/ Gilbert Avanes Gilbert Avanes EVP, Chief Financial Officer and Treasurer March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Reading International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California
March 29, 2024

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2023 and 2022

(U.S. dollars in thousands, except share information)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$12,906	$29,947
Restricted cash	2,535	5,032
Receivables	7,561	6,206
Inventories	1,648	1,616
Derivative financial instruments - current portion	—	907
Prepaid and other current assets	2,881	3,804
Asset groups held for sale	11,179	—
Total Current Assets	38,710	47,512
Operating properties, net	262,417	286,952
Operating lease right-of-use assets	181,542	200,417
Investment and development properties, net	8,789	8,792
Investment in unconsolidated joint ventures	4,756	4,756
Goodwill	25,535	25,504
Intangible assets, net	2,038	2,391
Deferred tax assets, net	299	447
Other assets	8,965	10,284
Total Assets	$533,051	$587,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$43,828	$42,590
Film rent payable	6,038	5,678
Debt - current portion	34,484	37,279
Subordinated debt - current portion	586	747
Taxes payable	1,376	300
Deferred current revenue	10,993	10,286
Operating lease liabilities - current portion	23,047	23,971
Other current liabilities	6,731	813
Total Current Liabilities	127,083	121,664
Debt – long-term portion	146,605	148,688
Subordinated debt - non-current portion	27,172	26,950
Noncurrent tax liabilities	6,586	7,117
Operating lease liabilities - non-current portion	180,898	200,037
Other non-current liabilities	11,711	19,320
Total Liabilities	$500,055	$523,776
Commitments and Contingencies
Stockholders’ Equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,602,627 issued and 20,666,516 outstanding at December 31, 2023 and 33,348,295
issued and 20,412,185 outstanding at December 31, 2022	$237	$235
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2023 and 2022	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2023 and 2022	—	—
Additional paid-in capital	155,402	153,784
Retained earnings (accumulated deficit)	(79,489)	(48,816)
Treasury shares, at cost	(40,407)	(40,407)
Accumulated other comprehensive income	(2,673)	(1,957)
Total Reading International, Inc. ("RDI") Stockholders’ Equity	33,087	62,856
Noncontrolling Interests	(91)	423
Total Stockholders’ Equity	$32,996	$63,279
Total Liabilities and Stockholders’ Equity	$533,051	$587,055

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Operations for the Three Years Ended December 31, 2023

(U.S. dollars in thousands, except share and per share data)

	2023	2022	2021
Revenues
Cinema	$207,641	$191,321	$126,812
Real estate	15,103	11,794	12,248
Total revenues	222,744	203,115	139,060
Costs and expenses
Cinema	(187,418)	(178,768)	(122,901)
Real estate	(8,763)	(8,947)	(10,106)
Depreciation and amortization	(18,422)	(20,918)	(22,746)
General and administrative	(20,172)	(21,416)	(25,100)
Impairment of long-lived assets	—	(1,549)	—
Total costs and expenses	(234,775)	(231,598)	(180,853)
Operating income (loss)	(12,031)	(28,483)	(41,793)
Interest expense, net	(19,418)	(14,392)	(13,688)
Gain (loss) on sale of assets	562	(54)	92,219
Other income (expense)	(164)	6,817	3,762
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(31,051)	(36,112)	40,500
Equity earnings of unconsolidated joint ventures	456	271	258
Income (loss) before income taxes	(30,595)	(35,841)	40,758
Income tax benefit (expense)	(590)	(819)	(5,944)
Net income (loss)	$(31,185)	$(36,660)	$34,814
Less: net income (loss) attributable to noncontrolling interests	(512)	(476)	2,893
Net income (loss) attributable to Reading International, Inc.	$(30,673)	$(36,184)	$31,921
Basic earnings (loss) per share	$(1.38)	$(1.64)	$1.46
Diluted earnings (loss) per share	$(1.38)	$(1.64)	$1.42
Weighted average number of shares outstanding–basic	22,222,635	22,020,921	21,801,719
Weighted average number of shares outstanding–diluted	23,347,308	22,956,245	22,406,816

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2023

(U.S. dollars in thousands)

	2023	2022	2021
Net income (loss)	$(31,185)	$(36,660)	$34,814
Foreign currency translation gain (loss)	(290)	(7,543)	(8,123)
Gain (loss) on cash flow hedges	(580)	557	340
Others	153	143	164
Comprehensive income (loss)	$(31,902)	$(43,503)	$27,195
Less: net income (loss) attributable to noncontrolling interests	(512)	(476)	2,893
Less: comprehensive income (loss) attributable to noncontrolling interests	(1)	(4)	1
Comprehensive income (loss)	$(31,389)	$(43,023)	$24,301

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2023

(In thousands)

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At January 1, 2021	20,069	$231	1,680	$17	$149,979	$(44,553)	$(40,407)	$12,502	$77,769	$3,404	$81,173
Net income (loss)	—	—	—	—	—	31,921	—	—	31,921	2,893	34,814
Other comprehensive income, net	—	—	—	—	—	—	—	(7,620)	(7,620)	1	(7,619)
Share-based compensation expense	—	—	—	—	2,152	—	—	—	2,152	—	2,152
Restricted Stock Units	191	2	—	—	(150)	—	—	—	(148)	—	(148)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(5,315)	(5,315)
At December 31, 2021	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(36,184)	—	—	(36,184)	(476)	(36,660)
Other comprehensive income, net	—	—	—	—	—	—	—	(6,839)	(6,839)	(4)	(6,843)
Share-based compensation expense	—	—	—	—	1,888	—	—	—	1,888	—	1,888
Restricted Stock Units	150	2	—	—	(85)	—	—	—	(83)	—	(83)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(87)	(87)
At December 31, 2022	20,410	$235	1,680	$17	$153,783	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(30,673)	—	—	(30,673)	(512)	(31,185)
Other comprehensive income, net	—	—	—	—	—	—	—	(716)	(716)	(1)	(717)
Share-based compensation expense	—	—	—	—	1,864	—	—	—	1,864	—	1,864
Restricted Stock Units	254	2	—	—	(245)	—	—	—	(243)	—	(243)
At December 31, 2023	20,664	$237	1,680	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2023

(U.S. dollars in thousands)

	2023	2022	2021
Operating Activities
Net income (loss)	$(31,185)	$(36,660)	$34,814
Adjustments to reconcile net income to net cash flows from operating activities:
Equity earnings of unconsolidated joint ventures	(456)	(271)	(258)
Distributions of earnings from unconsolidated joint ventures	465	278	—
Gain recognized on foreign currency transactions	10	(3,338)	(2,085)
Net loss (gain) on sale of assets	(562)	54	(92,219)
Amortization of operating leases	19,020	22,769	23,357
Amortization of finance leases	25	38	49
Change in operating lease liabilities	(20,230)	(23,013)	(21,506)
Interest on hedged derivatives	—	—	(56)
Change in net deferred tax assets	149	1,647	967
Purchase of derivative instruments	—	(86)	(62)
Depreciation and amortization	18,422	20,918	22,746
Impairment of long-lived assets	—	1,549	—
Other amortization	1,696	1,644	1,368
Share-based compensation expense	1,863	1,888	2,152
Net changes in operating assets and liabilities:
Receivables	(1,325)	978	(2,817)
Prepaid and other assets	1,272	(2,614)	2,122
Payments for accrued pension	(683)	(683)	(683)
Accounts payable and accrued expenses	1,066	806	6,313
Film rent payable	359	(1,184)	4,725
Taxes payable	1,289	(10,182)	10,943
Deferred revenue and other liabilities	(930)	(889)	(3,368)
Net cash provided by (used in) operating activities	(9,735)	(26,351)	(13,498)
Investing Activities
Proceeds from sale of assets	1,774	—	145,165
Purchases of and additions to operating and investment properties	(4,473)	(9,391)	(15,555)
Contributions to unconsolidated joint ventures	—	(95)	—
Net cash provided by (used in) investing activities	(2,699)	(9,486)	129,610
Financing Activities
Repayment of long-term borrowings	(9,667)	(15,980)	(88,417)
Repayment of finance lease principal	(28)	(40)	(49)
Proceeds from borrowings	4,141	—	45,337
Capitalized borrowing costs	(869)	(371)	(1,691)
Proceeds (payments) from stock option exercises	(244)	(83)	(148)
Noncontrolling interest contributions	—	4	3
Noncontrolling interest distributions	—	(87)	(5,315)
Net cash provided by (used in) financing activities	(6,667)	(16,557)	(50,280)
Effect of exchange rate on cash and restricted cash	(437)	(1,198)	(4,095)
Net increase (decrease) in cash and cash equivalents and restricted cash	(19,538)	(53,592)	61,737
Cash and cash equivalents and restricted cash at the beginning of the year	34,979	88,571	26,834
Cash and cash equivalents and restricted cash at the end of the year	$15,441	$34,979	$88,571

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$12,906	$29,947	$83,251
Restricted cash	2,535	5,032	5,320
	$15,441	$34,979	$88,571

Supplemental Disclosures
Interest paid	$18,497	$13,074	$12,394
Income taxes paid (refunded), net	(639)	9,386	(6,479)
Non-Cash Transactions
Lease make-good accrual	$21	$(1,567)	$288
Additions to operating and investing properties through accrued expenses	3,768	3,545	3,177

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for Three Years Ended December 31, 2023

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

Business Segments

Our business is comprised of two operating segments, as follows: (i) cinema exhibition and (ii) real estate. Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our Chief Executive Officer, the chief operating decision-maker of the Company. As part of our real estate activities, we have historically held undeveloped land in urban and suburban centers in the United States, Australia, and New Zealand. However, in 2021, and 2023, we monetized certain raw landholdings and other real estate assets as detailed at Note 5 – Real Estate Transactions.

The tables below summarize the results of operations for each of our business segments. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	2023			2022			2021
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$207,641	$15,103	$222,744	$191,321	$11,794	$203,115	$126,812	$12,248	$139,060
Inter-segment revenue (1)	—	4,767	4,767	—	5,023	5,023	—	515	515
Total segment revenue	207,641	19,870	227,511	191,321	16,817	208,138	126,812	12,763	139,575
Operating expense
Operating Expense - Third Party	(187,418)	(8,763)	(196,181)	(178,768)	(8,947)	(187,715)	(122,901)	(10,106)	(133,007)
Inter-Segment Operating Expenses (1)	(4,767)	—	(4,767)	(5,023)	—	(5,023)	(515)	—	(515)
Total of services and products (excluding depreciation and amortization)	(192,185)	(8,763)	(200,948)	(183,791)	(8,947)	(192,738)	(123,416)	(10,106)	(133,522)
Depreciation and amortization	(11,335)	(6,376)	(17,711)	(13,351)	(6,495)	(19,846)	(14,422)	(7,092)	(21,514)
Impairment of long-lived assets	—	—	—	(1,549)	—	(1,549)	—	—	—
General and administrative expense	(3,997)	(940)	(4,937)	(4,346)	(869)	(5,215)	(7,611)	(920)	(8,531)
Total operating expense	(207,517)	(16,079)	(223,596)	(203,037)	(16,311)	(219,348)	(145,449)	(18,118)	(163,567)
Segment operating income (loss)	$124	$3,791	$3,915	$(11,716)	$506	$(11,210)	$(18,637)	$(5,355)	$(23,992)

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2023	2022	2021
Segment operating income (loss)	$3,915	$(11,210)	$(23,992)
Unallocated corporate expense:
Depreciation and amortization expense	(711)	(1,072)	(1,232)
General and administrative expense	(15,235)	(16,201)	(16,569)
Interest expense, net	(19,418)	(14,392)	(13,688)
Equity earnings (loss) of unconsolidated joint ventures	456	271	258
Gain (loss) on sale of assets	562	(54)	92,219
Other (expense) income	(164)	6,817	3,762
Income (loss) before income taxes	$(30,595)	$(35,841)	$40,758

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	December 31,
(Dollars in thousands)	2023	2022
By segment:
Cinema	$230,337	$267,874
Real estate	236,213	247,247
Corporate (1)	66,501	71,934
Total assets	$533,051	$587,055
By country:
United States	$291,581	$337,595
Australia	193,899	200,220
New Zealand	47,571	49,240
Total assets	$533,051	$587,055

(1)Corporate Assets includes cash and cash equivalents of $12.9 million and $29.9 million as of December 31, 2023 and 2022, respectively.

The following table sets forth our operating properties by country:

	December 31,
(Dollars in thousands)	2023	2022
United States	$153,545	$171,756
Australia	90,221	95,467
New Zealand	18,651	19,729
Total operating property	$262,417	$286,952

The table below summarizes capital expenditures for the three years ended December 31, 2023:

(Dollars in thousands)	2023	2022	2021
Segment capital expenditures	$4,711	$9,780	$14,428
Corporate capital expenditures	—	—	—
Total capital expenditures	$4,711	$9,780	$14,428

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

•Sutton Hill Properties, LLC (“SHP”), a company based in New York in which we own a 75% interest and whose only asset is the fee interest in the Cinemas 123; and,

•Shadow View Land and Farming, LLC in which we own a 50% controlling membership interest and whose only asset was a 202-acre land parcel in Coachella, California which was sold in March 2021. The company is now in the process of winding up.

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

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant. At December 31, 2023 and 2022, our restricted cash balance was $2.5 million and $5.0 million, respectively.

Derivative Financial Instruments

From time to time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of certain of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. Derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statements of Operations or, in the case of accounting hedges, in Other Comprehensive Income and then reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings. The cash flows from interest rate derivatives are classified as cashflows provided by operating activities in the Consolidated Cashflow Statement, as are the hedged transactions. As of December 31, 2023 we had no derivative positions designated as accounting hedges. As of December 31, 2022, we had favorable derivative positions designated as accounting hedges of $907,000

With regards to accounting hedges, the Company has elected, by reference to certain practical expedients contained within ASC 848 Reference Rate Reform, to continue the method of assessing effectiveness as documented in the original hedge, so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. In addition, the Company has elected the expedient permitting the assertion of probability of the hedged interest payments regardless of any expected modification in the terms related to reference rate reform.

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

Investment and Development Properties, net

Investment and Development Properties consist of land, buildings and improvements under development, and their associated capitalized interest and other development costs that we are either holding for development, currently developing, or holding for investment appreciation purposes. These properties are initially recorded at the lower of cost or fair market value. Within this category are building and improvement costs directly associated with the development of potential cinemas (whether for sale or lease), the development of entertainment-themed centers (“ETCs”), or other improvements to real property. In the case of investments in land and the redevelopment of existing improvements, where we have a confirmed capital project we capitalize cost associated with title work, land use matters, and design, engineering and architectural work. As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets. We cease cost capitalization (including interest) on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed. However, we do not suspend cost capitalization for brief interruptions and interruptions that are externally imposed, such as mandates from governmental authorities.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2023, based on historical information and projected cash flow. We recorded $1.5 million of impairment losses against long-lived and finite-lived intangible assets in 2022. This impairment was recorded against cinemas whose performance had not improved commensurate to the rest of our portfolio. No impairment losses were recorded in 2021.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2023.

For a detailed discussion of our impairment assessments, refer to Note 3.

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

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $1.6 million, $1.4 million, and $0.7 million in 2023, 2022, and 2021, respectively.

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

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred. For the years ended December 31, 2023, 2022, and 2021, we recorded gains/(losses) relating to litigation settlement of ($265,000), $40,000 and ($3.2) million, respectively.

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

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars. Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2023:

	As of and for the year ended December 31, 2023	As of and for the year ended December 31, 2022	As of and for the year ended December 31, 2021
Spot Rate
Australian Dollar	0.6828	0.6805	0.7260
New Zealand Dollar	0.6340	0.6342	0.6839
Average Rate
Australian Dollar	0.6647	0.6946	0.7517
New Zealand Dollar	0.6145	0.6357	0.7077

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

Government Grants

During COVID-19, we received certain wage subsidies from the Australian and New Zealand governments. The aim of these subsidies was to protect as many jobs as possible during the COVID-19 pandemic. The subsidies were not loans from the respective governments. The impact of these subsidies is included within ‘other operating expenses’ and ‘general and administrative expenses’ in our cinema and real estate segments. We received no subsidies in the year ended December 31, 2023, or the year ended December 31, 2022. In the year ended December 31, 2021, we received subsidies totaling $2.6 million (AU$3.5 million) in Australia and $366,000 (NZ$518,000) in New Zealand, respectively.

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

NOTE 3 – IMPACTS ON OUR BUSINESS DUE TO THE COVID-19 PANDEMIC, THE 2023 HOLLYWOOD STRIKES, THE DRAMATIC INTEREST RATE RISE AND INCREASED OPERATING COSTS, TOGETHER WITH OUR COMPANY’S RESOURCES

General

COVID-19 has materially impacted our business since the declaration of a global pandemic in March 2020. Having navigated mandated global closures during the pandemic, our cinema operations were, again, materially disrupted and materially adversely impacted by the 2023 strikes by the Writers Guild of America (WGA) and the American actors’ union SAG-AFTRA (Screen Actors Guild-American Federation of Television and Radio Artists) (SAG) over labor disputes with the Alliance of Motion Picture and Television Producers (AMPTP), described in greater detail below (the “2023 Hollywood Strikes”). Also, between March 2022 and July 2023, the Federal Reserve increased the Federal Funds rate from 0.25% to 5.5%, which represented the fastest interest rate tightening in U.S. history.

Due to these and other factors, we are experiencing, among other things, increasing costs related to inventory, labor and utilities, and many of our U.S. cinemas are obligated to repay rent deferrals to our landlords as negotiated in 2020-2022. In addition, some of our cinemas are facing automatic rent increases. Cost-reduction efforts in our cinema operating segment continue, including, but not limited to, restricting essential operating expenditures to the minimum levels necessary, reducing employment and utilities costs, and minimizing capital outlays. We continue to work with our landlords to manage our rent obligations.

Our Real Estate operating segment has been less impacted by the COVID-19 pandemic and is generating the expected cash flows.

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

We have $85.5 million of debt due in the twelve months from the issue of this Form 10-K. As at December 31, 2023, we have cash of $12.9 million and negative working capital of $88.4 million. In order to alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve-months, these loans need to be refinanced and our revenues and net income need to improve.

We believe that is probable that these loans will be extended on terms acceptable to us. Prior to the issuance of the Form 10-K, we extended our Bank of America facility to August 18, 2025. We believe that we have sufficient time to address our Santander ($8.0 million) and our Westpac ($8.8 million) facilities due in the second quarter of 2024 and the first quarter of 2025, respectively, and intend to execute an option on our Union Square financing facility. We have an indicative Term Sheet from NAB increasing and extending that facility to July 31, 2026.

We believe that the global cinema industry will continue to recover in 2024 and 2025. This belief underpins our forecasts and cash flow projections. Our forecasts rely upon, among other things, the market reception to current films such as Dune II, Kung Fu Panda 4 and Ghost Busters: Frozen Empire, current industry movie release schedule, which demonstrates an increased number of movies from the major studios and other distributors and an improvement in the quality of the movie titles, and the public’s demonstrable desire to attend movies in a theatrical environment. These named factors are both out of Management’s control and are material, individually and in the aggregate, to the realization of Management’s forecasts and expectations. In the event that our forecasts and cash flow estimates, and our reasonable refinancing expectations, do not come to fruition to the extent needed to provide sufficient funding, we are willing and able to pursue additional asset monetizations. Since 2021, we have demonstrated our ability to complete such real estate transactions.

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

Impairment Considerations

Our Company considers that the events and factors described above continue to constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2023, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. This was due to our improved financial performance at the asset group level, and our more favorable expectations for future trading. We recorded impairment charges of $1.5 million in 2022 against certain cinemas whose performance had not improved commensurate with the wider group. No impairment charges were recorded in the 2021 year. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2023. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with COVID-19 and as a result, actual results may materially differ from management’s estimates.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2023:

(Dollars in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(30,673)	$(36,184)	$31,921
Denominator:
Weighted average shares of common stock – basic	22,222,635	22,020,921	21,801,719
Weighted average dilutive impact of stock-based awards	1,124,673	935,324	605,097
Weighted average shares of common stock – diluted	23,347,308	22,956,245	22,406,816
Basic earnings (loss) per share	$(1.38)	$(1.64)	$1.46
Diluted earnings (loss) per share	$(1.38)	$(1.64)	$1.42
Awards excluded from diluted earnings (loss) per share	205,122	327,498	517,344

Outstanding awards of 205,122 shares for the year ended December 31, 2023 and 327,498 shares for the year ended December 31, 2022, were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

NOTE 5 – REAL ESTATE TRANSACTIONS

Discussed below are the real estate transactions affecting the presentation in our consolidated balance sheets as of December 31, 2023 and 2022, and the profitability determination in our consolidated statements of income for the three years ended December 31, 2023, 2022 and 2021.

Real Estate Monetizations

Beginning in 2020, we have on an ongoing basis reviewed our various real estate holdings in light of the fact that our cash flow from cinema operations has been adversely affected initially by the governmentally mandated cinema closings ordered in response to the COVID-19 pandemic and then by the lengthy 2023 Hollywood Strikes, and that our overall cash flow continues to be adversely affected by unprecedented increases in interest rates and the impact of inflation and government mandates on our cost of goods sold and cost of operations. Until cinema revenues return to normal and interest rates abate, other sources of cash would be needed to support our operations and only very limited funds would be available for capital investment in our properties. Between the fourth quarter of 2020 and the fourth quarter of 2023, we classified as assets held for sale disposal groups and thereafter monetized the following real estate assets: The Auburn/Redyard Entertainment Themed Center (“ETC”), Manukau (land), Coachella (land), the Royal George Theatre, our property in Maitland, New South Wales, our Invercargill, New Zealand, cinema and associated ancillary land, and our office building in Culver City (sold in February 2024). A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or multiple assets. Each of these transactions is discussed separately below. As of December 31, 2023, we classify as assets held for sale our approximately 26.6 acre parcel of industrial land in Williamsport Pennsylvania and our Culver City office building.

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

Maitland, New South Wales

On October 25, 2023, we monetized our property in Maitland, NSW, Australia, for $1.8 million (AU$2.8 million). The property consisted of a cinema building and associated land. The purchaser leased back the Reading Cinema to our company.

The gain on sale of this property is calculated as follows:

December 31
(Dollars in thousands)	2023
Sales price	$1,774
Net book value	(835)
Gain on sale, gross of direct costs	939
Direct sale costs incurred	(139)
Gain on sale, net of direct costs	$800

Asset Groups Held for Sale

Culver City, Los Angeles

In May 2023, we classified our Culver City administrative building, commonly known as 5995 Sepulveda Blvd., as held for sale. Our book value (as opposed to fair value) of the property is $10.7 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. The disposal group consists of land, a building and various leasehold improvements.

On February 23, 2024, we sold this property for $10.0 million resulting in a book loss of $700,000. The proceeds were used to discharge the $8.3 million first mortgage which the property was encumbered with and which became due on sale, brokerage fees of $210,000 and associated costs of sale and transfer and recording taxes of $140,000. This price was less than we had anticipated based on discussions with our advisors prior to December 31, 2023. Accordingly, the loss on this sale will be recorded in 2024, rather than 2023.

2483 Trenton Avenue, Williamsport, Pennsylvania

In June 2023, we classified our approximately 26.6-acre property at 2483 Trenton Avenue, Williamsport, Pennsylvania, as held for sale at the lower of cost and fair value less costs to sell. The current book value (as opposed to fair value) of the property is $460,000. The property is part of our historic railroad operations, consisting of land and an 18,000 square foot industrial building and various rail road improvements. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within the next 12 months. The property is unencumbered. We have retained CBRE as our exclusive agent for the marketing of this property.

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

NOTE 6 – PROPERTIES AND EQUIPMENT

Operating Property, Net

Property associated with our operating activities is summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Land	$61,095	$67,392
Building and improvements	205,821	213,226
Leasehold improvements	53,984	64,230
Fixtures and equipment	155,156	194,753
Construction-in-progress	4,290	6,839
Total cost	480,346	546,440
Less: accumulated depreciation	(217,929)	(259,488)
Operating Properties, net	$262,417	$286,952

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2023 and 2022 are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Building and improvements
Gross balance	$127,222	$136,749
Less: Accumulated depreciation	(23,270)	(26,148)
Net Book Value	$103,952	$110,601

Depreciation expense for operating property was $18.3 million, $20.6 million, and $22.0 million for the year ended December 31, 2023, 2022 and 2021, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Land	$3,856	$3,857
Construction-in-progress (including capitalized interest)	4,933	4,935
Investment and development property, net	$8,789	$8,792

We did not capitalize any interest charges for the years ended December 31, 2023 or December 31, 2022, pertaining to our on-going development projects.

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

The components of lease expense are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$25	$38
Interest on lease liabilities	1	2
Operating lease cost	32,877	33,422
Variable lease cost	1,501	619
Total lease cost	$34,404	$34,081

Supplemental cash flow information related to leases is as follows:

	December 31,
(Dollars in thousands)	2023	2022
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$31	$42
Operating cash flows for operating leases	33,611	34,685
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,094	$6,710

Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in thousands)	2023	2022
Operating leases
Operating lease right-of-use assets	$181,542	$200,417
Operating lease liabilities - current portion	23,047	23,971
Operating lease liabilities - non-current portion	180,898	200,037
Total operating lease liabilities	$203,945	$224,008
Finance leases		—
Property plant and equipment, gross	$232	$363
Accumulated depreciation	(177)	(338)
Property plant and equipment, net	$55	$25
Other current liabilities	40	28
Other long-term liabilities	43	—
Total finance lease liabilities	$83	$28

Other information
Weighted-average remaining lease term - finance leases	2	1
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	5.21%
Weighted-average discount rate - operating leases	4.62%	4.55%

The Maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2024	$32,008	$45
2025	29,885	44
2026	28,084	—
2027	25,738	—
2028	22,222	—
Thereafter	123,959	—
Total lease payments	$261,896	$89
Less imputed interest	(57,951)	(6)
Total	$203,945	$83

As of December 31, 2023, we have no commitments for leases that are yet to commence.

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

Lease income relating to operating lease payments was as follows:

	December 31,
(Dollars in thousands)	2023	2022
Components of lease income
Lease payments	$11,096	$8,076
Variable lease payments	783	737
Total lease income	$11,879	$8,813

The book value of underlying assets under operating leases from owned assets was as follows:

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Building and improvements
Gross balance	$127,222	$136,749
Accumulated depreciation	(23,270)	(26,148)
Net Book Value	$103,952	$110,601

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2024	$9,793
2025	9,433
2026	7,735
2027	6,904
2028	6,784
Thereafter	22,024
Total	$62,673

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. The table below summarizes our active investment holdings in two unconsolidated joint ventures:

		December 31,
(Dollars in thousands)	Interest	2023	2022
Mt. Gravatt	33.3%	$3,908	$3,836
Rialto Cinemas	50.0%	848	920
Total Joint Ventures		$4,756	$4,756

Our recorded share of equity earnings (losses) from our investments in unconsolidated joint ventures are as follows:

(Dollars in thousands)	2023	2022	2021
Mt. Gravatt	$526	$392	$254
Rialto Cinemas	(70)	(121)	4
Total equity earnings	$456	$271	$258

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a sixteen-screen multiplex cinema in Australia.

Rialto Cinemas

We own an undivided 50.0% interest in the assets and liabilities of the Rialto Entertainment joint venture that owns and operates two (2) movie theaters, with 13 screens in New Zealand.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2022	$21,534	$5,224	$26,758
Foreign currency translation adjustment	(1,254)	—	(1,254)
Balance at December 31, 2022	$20,280	$5,224	$25,504
Foreign currency translation adjustment	31	—	31
Balance at December 31, 2023	$20,311	$5,224	$25,535

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2023. The assessment results, as described at Note 3, indicated that there is no impairment to our goodwill as of December 31, 2023.

The tables below summarize intangible assets other than goodwill:

	December 31, 2023
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$11,283	$9,024	$4,400	$24,707
Less: accumulated amortization	(11,089)	(7,961)	(3,611)	(22,661)
Less: impairment charges	—	—	(8)	(8)
Net intangible assets other than goodwill	$194	$1,063	$781	$2,038

	December 31, 2022
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$12,216	$9,058	$4,915	$26,189
Less: accumulated amortization	(11,964)	(7,838)	(3,956)	(23,758)
Less: impairment charges	—	—	(40)	(40)
Net intangible assets other than goodwill	$252	$1,220	$919	$2,391

Beneficial leases relate to our operations as lessor. Trade names are amortized using an accelerated amortization method over an estimated useful life of 30 years, and other intangible assets over their estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $741,000 and $741,000 as of December 31, 2023 and 2022).

For the years ended December 31, 2023, 2022, and 2021, our amortization expense was $0.3 million, $0.6 million, and $0.7 million, respectively.

As of December 31, 2023, the estimated amortization expense for our amortizable intangibles, in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2024	$249
2025	140
2026	127
2027	116
2028	106
Thereafter	559
Total future amortization expense	$1,297

NOTE 10 – PREPAID AND OTHER ASSETS

Prepaid and other assets are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Prepaid and other current assets
Prepaid expenses	$1,813	$1,859
Prepaid taxes	802	1,687
Deposits	249	233
Interest receivable	—	8
Investments in marketable securities	17	17
Total prepaid and other current assets	$2,881	$3,804
Other non-current assets
Other non-cinema and non-rental real estate assets	$674	$1,134
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,445	8,302
Long-term deposits	8	10
Total non-current assets	$8,965	$10,284

NOTE 11 - INCOME TAXES

Income before income taxes includes the following:

(Dollars in thousands)	2023	2022	2021
United States	$(29,986)	$(40,087)	$(35,835)
Foreign	(1,065)	3,975	76,335
Income (loss) before income taxes and equity earnings of unconsolidated joint ventures	$(31,051)	$(36,112)	$40,500
Equity earnings of unconsolidated joint ventures:
United States	—	—	—
Foreign	456	271	258
Income (loss) before income taxes	$(30,595)	$(35,841)	$40,758

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2023	2022	2021
Current income tax expense (benefit)
Federal	$(800)	$(97)	$(5,727)
State	49	19	(6,426)
Foreign	927	(487)	17,217
Total	176	(565)	5,064
Deferred income tax expense (benefit)
Federal	2	2	(119)
State	(2)	2	(32)
Foreign	414	1,380	1,031
Total	414	1,384	880
Total income tax expense (benefit)	$590	$819	$5,944

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Deferred Tax Assets:
Net operating loss carry-forwards	$31,820	$26,237
Foreign Tax Credit	3,743	3,743
Compensation and employee benefits	2,972	3,252
Deferred revenue	2,912	2,713
Accrued expenses	18,221	12,206
Lease obligations	47,666	56,119
Land and property	2,412	1,620
Total Deferred Tax Assets	109,746	105,890
Deferred Tax Liabilities:
Lease liabilities	(48,927)	(52,747)
Accrued taxes	(632)	(532)
Intangibles	(442)	(444)
Other	(359)	(942)
Total Deferred Tax Liabilities	(50,360)	(54,665)
Net deferred tax assets before valuation allowance	59,386	51,225
Valuation allowance	(59,087)	(50,778)
Net deferred tax asset	$299	$447

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2023, based on all available evidence, we believe the U.S. and state deferred tax assets do not support a conclusion of being more-likely-than-not to be realized. Accordingly, we recorded an increase to valuation allowance of $8.3 million. We reassess the valuation allowance quarterly and a tax benefit is recorded if future evidence allows for a partial or full release of the valuation allowance.

As of December 31, 2023, we had the following carry-forwards:

•approximately $88.6 million in Federal loss carry-forwards with no expiration date;

•approximately $58.8 million in California loss carry-forwards expiring in 2043;

•approximately $34.2 million in Hawaii loss carry-forwards expiring in 2043;

•approximately $3.3 million in New Jersey state loss carry-forwards expiring in 2043;

•approximately $53.9 million in New York state loss carry-forwards expiring in 2043;

•approximately $52.0 million in New York city loss carry-forwards expiring in 2043; and,

We expect no substantial limitations on the future use of U.S. loss carry-forwards.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2023	2022	2021
Expected tax provision	$(6,425)	$(7,526)	$8,559
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	30	384	6,473
Change in valuation allowance	6,781	8,071	(6,339)
State and local tax provision	48	21	(6,458)
Prior year adjustment	472	(405)	(211)
Unrecognized tax benefits	(398)	75	(3,937)
GILTI	—	—	7,858
Other	82	199	(1)
Total income tax expense (benefit)	$590	$819	$5,944

The undistributed earnings of the Company's Australian subsidiaries are not indefinitely reinvested. Due to the enactment of the Tax Act, future repatriations of foreign earnings will generally not be subject to U.S. federal taxation but may incur minimal state taxes.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2023, 2022, 2021:

(Dollars in thousands)	2023	2022	2021
Unrecognized tax benefits – gross beginning balance	$11,454	$11,536	$2,086
Gross increase (decrease) - prior year tax positions	(340)	(82)	(1,664)
Gross increase (decrease) - current year tax positions	—	—	11,114
Settlements	—	—	—
Unrecognized tax benefits – gross ending balance	$11,114	$11,454	$11,536

As of December 31, 2023 and 2022, if recognized, $11.1 million and $11.5 million respectively, of the unrecognized tax benefits would impact the Company’s effective tax rate.

During the year ended December 31, 2023, we recorded a decrease to tax interest of $151,000, resulting in a total $491,000 in interest. During the year ended December 31, 2022, we recorded a decrease to tax interest of $257,000, resulting in a total $641,000 in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2023, revaluation of current uncertain tax positions, and expiring statutes of limitations.

As of December 31, 2023, federal income tax returns for 2020 and after are open for examination. California worldwide unitary income tax returns for 2019 and after are open for examination. The Company’s net operating loss carry-forwards are subject to examination until they are fully utilized or expired. Some of the tax years which the losses originated from are currently closed. Australia income tax returns for calendar years 2019 and after are open for examination. Generally, New Zealand returns for calendar years 2018 and after remain open for examination.

NOTE 12 – BORROWINGS

The Company’s borrowings at December 31, 2023 and 2022, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2023
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,172	9.65%	9.65%
Bank of America Credit Facility (US)(3)	September 4, 2024	20,200	20,200	20,080	11.00%	11.00%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2024	21,008	21,008	20,780	8.84%	8.84%
Minetta & Orpheum Theatres Loan (US)	June 1, 2024	8,000	8,000	8,000	8.34%	8.34%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,401	8,401	8,356	4.64% / 4.44%	4.64% / 4.44%
Union Square Financing (US)	May 6, 2024	55,000	47,141	46,925	12.53%	12.53%
Purchase Money Promissory Note (US)	September 18, 2024	586	586	586	5.00%	5.00%
Denominated in foreign currency ("FC")(2)
NAB Corporate Term Loan (AU)	July 31, 2025	68,276	68,276	68,173	6.11%	6.11%
Westpac Bank Corporate (NZ)	January 1, 2025	8,775	8,775	8,775	8.20%	8.20%
Total		$218,159	$210,300	$208,847

(1)Net of deferred financing costs amounting to $1.5 million.

(2)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2023.

(3)This piece of debt was extended after December 31, 2023. See the relevant heading below for discussion regarding this extension.

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

(5)These two pieces of debt were extended after December 31, 2022. See the relevant heading below for discussion regarding extensions.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

(Dollars in thousands)	December 31,
Balance Sheet Caption	2023	2022
Debt - current portion	$34,484	$37,279
Debt - long-term portion	146,605	148,688
Subordinated debt - current portion	586	747
Subordinated debt - long-term portion	27,172	26,950
Total borrowings	$208,847	$213,664

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

Debt denominated in USD

Bank of America Credit Facility

As at December 31, 2023, our Bank of America facility matured on September 4, 2024, following a Q1 2023 loan modification, which, among other things, extended the maturity date from March 1, 2024. The current facility requires monthly repayments of $725,000 commencing in May 2023, with a balloon payment upon maturity. Interest is charged at a fixed rate of 3.0% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest of 0.5% accrues from January 1, 2024, but will be waived in the event of repayment of the entire debt prior to April 1, 2024.

On March 27, 2024, our Bank of America facility was amended to provide, among other terms and conditions, (i) extend the Maturity Date to August 18, 2025, (ii) require a $275,000 principal paydown, (iii) eliminate the minimum liquidity covenant, (iv) reduce the principal amortization amounts and provide a principal holiday period, and (v) require certain paydowns on the sale of certain real estate assets.

Minetta and Orpheum Theatres Loan

On November 1, 2023, our $8.0 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, matured. On January 26, 2024, we have extended this loan for a further six months to June 1, 2024, while a full refinancing is pursued.

Union Square Financing

On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital secured by our 44 Union Square property and certain limited guarantees. Following the phase out of LIBOR, the facility bears a variable interest rate of TERM SOFR plus 6.9% and includes provisions for a prepaid interest and property tax reserve fund. The loan has two 12-month options to extend, and may be repaid at any time, without the payment of any premium. As these options are within our control, we continue to keep the loan classified as long-term.

U.S. Corporate Office Term Loan

On December 13, 2016, we obtained a ten-year $8.4 million mortgage loan on our new Los Angeles property at a fixed annual interest rate of 4.64%. On June 26, 2017, we obtained a further $1.5 million under this provision at a fixed annual interest rate of 4.44%. In February 2024 this loan was fully discharged using a portion of the proceeds from the sale of our 5995 Sepulveda office building.

Cinemas 1,2,3 Term Loan and Line of Credit

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

During the three years ended December 31, 2023, we paid $1.1 million in 2021, $1.4 million in 2022 and $2.5 million in 2023 in preferred dividends to unrelated investors that are included in interest expense. At December 31, 2023 and 2022, we had preferred dividends payable of $443,000 and $387,000, respectively. Interest payments for this loan are required every three months.

Debt denominated in foreign currencies

Australian NAB Corporate Loan Facility

Our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matures on July 31, 2025. It currently consists of (i) a AU$100.0 million Corporate Loan facility at 1.75% above BBSY, of which AU $60.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.9% per annum.

New Zealand Westpac Bank Corporate Credit Facility

Our Westpac Corporate Credit Facility for NZ$13.8 million matures on January 1, 2025. The facility currently carries an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively. Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the quarter ending December 31, 2023.

Aggregate amount of future principal debt payments

As of December 31, 2023, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2024	$82,471
2025	92,102
2026	314
2027	35,413
2028	--
Thereafter	--
Total future principal debt payments	$210,300

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represent a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

NOTE 13 – PENSION AND OTHER LIABILITIES

Other liabilities including pension are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Current liabilities
Lease liability(2)	5,900	—
Accrued pension(1)	684	684
Security deposit payable	74	68
Finance lease liabilities	40	28
Other	33	33
Other current liabilities	$6,731	$813
Other liabilities
Accrued pension(1)	2,646	3,138
Lease make-good provision	6,050	6,131
Deferred rent liability	1,314	2,484
Environmental reserve	1,656	1,656
Lease liability(2)	—	5,900
Acquired leases	2	11
Finance lease liabilities	43	—
Other non-current liabilities	$11,711	$19,320

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

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $3.3 million and $3.8 million as of December 31, 2023 and 2022, respectively. The benefits of our pension plans are fully vested and therefore no service costs were recognized in 2023 and 2022. Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Benefit obligation at January 1	$3,822	$4,289
Service cost
Interest cost	191	216
Payments made	(683)	(683)
Benefit obligation at December 31	$3,330	$3,822
Unfunded status at December 31	$(3,330)	$(3,822)

Amounts recognized in the balance sheet consists of:

	December 31,
(Dollars in thousands)	2023	2022
Current liabilities	$519	$684
Other liabilities - Non current	2,811	3,138
Total pension liability	$3,330	$3,822

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Net periodic benefit cost
Interest cost	$191	$216
Amortization of prior service costs	—	—
Amortization of net actuarial gain	153	147
Net periodic benefit cost	$344	$363
Items recognized in other comprehensive income
Net loss	$—	$—
Amortization of net loss	(153)	(147)
Total recognized in other comprehensive income	$(153)	$(147)
Total recognized in net periodic benefit cost and other comprehensive income	$191	$216

Items not yet recognized as a component of net periodic pension cost consist of the following:

	December 31,
(Dollars in thousands)	2023	2022
Unamortized actuarial loss	$1,669	$1,822
Accumulated other comprehensive income	$1,669	$1,822

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2023:

(Dollars in thousands)	Estimated Future Pension Payments
2024	$519
2025	547
2026	576
2027	607
2028	638
Thereafter	443
Total pension payments	$3,330

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

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2023	As of and for the year ended December 31, 2022
Lease make-good provision, at January 1	$6,131	$7,766
Liabilities incurred during the year	45	—
Liabilities settled during the year	(408)	(67)
Liabilities remeasured during the year	(24)	(1,567)
Accretion expense	292	293
Effect of changes in foreign currency	14	(294)
Lease make-good provision, at December 31	$6,050	$6,131

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

NOTE 15 – NON-CONTROLLING INTERESTS

As of December 31, 2023, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

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

The components of non-controlling interest are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Australian Country Cinemas, Pty Ltd	$76	$26
Shadow View Land and Farming, LLC	(2)	(3)
Sutton Hill Properties, LLC	(165)	400
Non-controlling interests in consolidated subsidiaries	$(91)	$423

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2023	2022	2021
Australian Country Cinemas, Pty Ltd	$51	$70	$111
Shadow View Land and Farming, LLC	1	(4)	3,163
Sutton Hill Properties, LLC	(564)	(542)	(381)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$(512)	$(476)	$2,893

Shadow View Land and Farming, LLC

On March 5, 2021, Shadow View Land and Farming, LLC, sold its only asset, being certain land holdings in Coachella, California, for $11.0 million and is currently in the process of winding up and liquidating. See Note 5 Real Estate Transactions.

NOTE 16 – SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLANS

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (the “2020 Plan”). Under the 2020 Plan, the number of permitted authorized shares for issuance was 1,250,000 (the “2020 Authorized Amount”). Added to the 2020 Authorized Amount would be any awards outstanding under the 2010 Plan and 2020 Plan that were subsequently forfeited (for instance, through a then outstanding out of the money option) or if the related shares are repurchased, a corresponding number of shares would automatically become available for issuance under the 2020 Plan, thus resulting in a potential increase from the 2020 Authorized Amount available for issuance under the 2020 Plan. On December 7, 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved the First Amendment to the 2020 Stock Incentive Plan, increasing the number of Class A Common Stock reserved for issuance under the 2020 Plan by an additional 971,807 shares.

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At December 31, 2023, there were 1,295,241 shares of Class A Common Stock available for issuance under the 2020 Plan, which includes shares from the 2010 Plan that become available for issuance due to the forfeiture of then outstanding out of the money stock options.

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

207,657 stock options were issued to the Board of Directors in the year ended December 31, 2023. No stock options were issued in the years ended December 31, 2022 or December 31, 2021.

The weighted average assumptions used in the option-valuation model for the years 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Stock option exercise price	$1.92	$—	$—
Risk-free interest rate	4.12%	0.00%	0.00%
Expected dividend yield	—	—	—
Expected option life in years	5.50	—	—
Expected volatility	53.20%	0.00%	0.00%
Weighted average fair value	$1.01	$—	$—

We recorded stock-based compensation expense of $50,000, $212,000, and $402,000 for 2023, 2022, and 2021, respectively. At December 31, 2023, the total unrecognized estimated compensation cost related to non-vested stock options was $196,000 which is expected to be recognized over a weighted average vesting period of 9.94 years. No cash was received from option exercises in 2023, 2022 or 2021.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2023:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2021	713,479	—	$14.64	$—	2.18	$13,969
Granted	—	—	—	—
Exercised	(38,803)	—	4.66	—		63,831
Expired	(157,332)	—	11.87	—
Outstanding - December 31, 2021	517,344	—	$15.42	$—	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—		—
Expired	(189,846)	—	14.63	—
Outstanding - December 31, 2022	327,498	—	$15.87	$—	1.24	$—
Granted	207,657	—	1.92	—
Exercised	—	—	—	—		—
Expired	(122,376)	—	—	—
Outstanding - December 31, 2023	412,779	—	$14.19	$—	1.79	$—

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2023, 2022 and 2021:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2023	205,122	—	$15.92	$—	0.56	$—
December 31, 2022	276,218	—	15.81	—	1.17	—
December 31, 2021	384,189	—	15.38	—	1.42	—
Unvested
December 31, 2023	207,657	—	$4.54	$—	1.79	$—
December 31, 2022	51,281	—	16.15	—	1.24	—
December 31, 2021	133,155	—	15.65	—	2.29	—

Restricted Stock Units

Time vested RSU awards to management vest 25% on the anniversary of the grant date and the remainder over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two vesting structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. On April 11 and April 21, 2023, the Board of Directors determined that our Company was not in a position to pay cash bonuses that would otherwise have been earned by certain members of management under our Company’s Incentive Compensation Plan for 2022, and authorized the issuance in lieu of such cash bonuses 85,139 RSUs, vesting on April 11, 2024 and 52,360 RSUs, vesting on April 21, 2024.

During the years ended December 31, 2023 and December 31, 2022, we recognized compensation expense related to RSUs of $1.8 million and $1.7 million respectively. The total unrecognized compensation expense related to these unvested RSUs was $3.6 million as of December 31, 2023.

Below is a table that shows the restricted stock units that have been issued and vested during the years ending December 31, 2023 along with the dollar value of these awards:

	Number of RSUs				$ value of RSUs
	Granted	Vested	Forfeited	Unvested	Granted	Vested	Forfeited	Unvested
2016	68,153	67,372	781	—	$815,160	$805,759	$9,400	$—
2017	70,538	70,006	532	—	1,124,348	1,115,852	8,496	—
2018	97,600	94,426	3,174	—	1,581,512	1,529,648	51,864	—
2019	59,258	56,154	3,104	—	944,070	894,065	50,005	—
2020	401,966	354,950	28,258	18,758	2,281,899	1,996,354	170,840	114,705
2021	361,593	177,510	35,657	148,426	2,185,222	1,002,259	229,250	953,712
2022	502,582	149,404	70,676	282,502	1,998,505	525,753	294,720	1,178,033
2023	671,682	—	55,857	615,825	2,173,049	—	180,451	1,992,598
Total	2,233,372	969,822	198,039	1,065,511	$13,103,765	$7,869,691	$995,025	$4,239,049

Stock Repurchase Plan

At December 31, 2023, we had available $26.0 million in our Board approved Stock Repurchase Program. That program expired on March 10, 2024. No stock has been repurchased by our Company since March 10, 2020.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items(1)	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs(2)	Hedge Accounting Reserve	Total
Balance at January 1, 2023	$(697)	$(18)	$(1,822)	$580	$(1,957)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(579)	(579)
Net change related to derivatives	—	—	—	(580)	(580)

Net current-period other comprehensive income	(289)	—	153	(580)	(716)
Balance at December 31, 2023	$(986)	$(18)	$(1,669)	$—	$(2,673)

(1)Net of income tax benefit of $8,000.

(2)Net of income tax expense of $54,000.

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

•Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of December 31, 2023 and 2022, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Also, our Level 1 financial instruments include cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying values of these financial instruments approximate the fair values due to their short maturities. There have been no changes in the methodologies used at December 31, 2023 and 2022. Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the three years ended December 31, 2023.

Recurring Fair Value Measurements

As of December 31, 2023 we had no derivative financial instruments. As of December 31, 2022, we had derivative financial assets carried and measured at fair value on a recurring basis of $907,000 and no derivative financial liabilities in a liability position.

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$182,387	$—	$—	$148,325	$148,325
Subordinated debt	Subordinated debt - current and long-term portion	27,913	—	—	27,832	27,832
Total		$210,300	$—	$—	$176,157	$176,157

		Carrying	Fair Value Measurements at December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$187,720	$—	$—	$172,230	$172,230
Subordinated debt	Subordinated debt	27,913	—	—	25,025	25,025
Total		$215,633	$—	$—	$197,255	$197,255

(1)These balances are presented gross of deferred financing costs.

NOTE 19 – HEDGE ACCOUNTING

As of December 31, 2023 the Company held no interest rate derivatives. As of December 31, 2022, the Company held interest rate derivatives in the total notional amount $51.0 million.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	December 31,
	2023		2022
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$907
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$—		$907
Total derivatives		$—		$907

	Liability Derivatives
	December 31,
	2023		2022
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$—		$—
Total derivatives		$—		$—

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In 2023 and 2022, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2023	2022
Interest rate contracts	Interest expense, net	$(821)	$(672)
Total		$(821)	$(672)

	Loss Recognized in OCI on Derivatives (Effective Portion)		Loss Reclassified from OCI into Income (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	Amount		Line Item	Amount		Line Item	Amount
	2023	2022		2023	2022		2023	2022
Interest rate contracts	$2	$(1,520)	Interest expense, net	$821	$672	Interest expense, net	$—	$—
Total	$2	$(1,520)		$821	$672		$—	$—

As of December 31, 2023, we have no derivative instruments.

NOTE 20 – RELATED PARTIES

The following table identifies our related parties as of December 31, 2023, in accordance with ASC 850, Related Party Transactions:

Categories	Related Parties	Discussion Notes
• Principal Owners and immediate families	• Cotter Family’s Estate and Living Trust (controlling family) • Mark Cuban (above 10% voting ownership)
• Key Executive Officers and immediate families	• Ellen M. Cotter • Margaret Cotter • Gilbert Avanes • Andrzej J. Matyczynski • S Craig Tompkins • Robert F. Smerling • Mark Douglas

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

Refer to Exhibit 21 of this 2023 Form 10-K filing for the complete list of subsidiaries. Refer below for further discussions on certain key transactions with related parties, including those with minority interests.

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

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest. It was initially agreed that the transaction would close on or about May 31, 2021. We have at various times extended the close of the option to its current date of on or before July 1, 2024.

In each of the years 2021 to 2023 we were charged rent of $590,000 for this cinema. In 2021 we paid $1.0 million to SHC, representing our 2021 obligation and $442,000 of deferred obligation from 2020. We paid $590,000 in full in 2022. In 2023, we paid $442,000 and deferred the balance.

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

On August 31, 2016, we refinanced the debt of Cinemas 1,2,3, pursuant to a $20.0 million loan from Valley National Bank. Refer to Note 12 – Borrowings for further details on this loan transaction and its maturity. The proceeds from the loan were used to retire an existing $15.0 million first mortgage loan and the above-referenced $2.9 million intercompany loan, with the remainder to be used for working capital and to cover cash flow shortfalls. Since the cash flow from the Cinemas 1,2,3 is not sufficient to service this loan, it is anticipated that the members of SHP (our Company and SHC) will ultimately need to make periodic contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP. In 2016, our Company and SHC funded capital calls of $506,000 and $169,000, respectively. No capital contributions were called or made in 2021, 2022 or 2023.

The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company. SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC’s membership interest in SHP). The refinancing transaction, including the guarantee and indemnity, were reviewed and approved by the Audit and Conflicts Committee of our Board of Directors.

On October 1, 2020, SHP made a distribution of $1.0 million, paying $750,000 to our Company and $250,000 to SHC. In 2022, we extended a working capital loan to SHP, the balance of which was $5.1 million at December 31, 2023. Interest is charged at the rate we receive on our Bank of America facility. The loan was approved by the Audit and Conflicts Committee of our Board of Directors.

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

NOTE 21 – SUBSEQUENT EVENTS

On January 26, 2024, we extended our Santander loan for six months to June 1, 2024, while a full refinancing is pursued. See Note 12 – Borrowings.

On February 23, 2024, we sold our Culver City property for $10.0 million. See Note 5 – Real Estate Transactions.

On March 27, 2024, we obtained a waiver and amendment for our Bank of America facility. See Note 12 – Borrowings.

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Increase	Decrease	Balance at December 31
Allowance for doubtful accounts
2023	$1,042	$97	787	$352
2022	$1,169	$107	234	$1,042
2021	$1,382	$50	263	$1,169
Tax valuation allowance
2023	$50,778	$8,309	—	$59,087
2022	$40,894	$9,884	—	$50,778
2021	$47,056	$—	6,162	$40,894

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

Item 9B – Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “no-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

PART III

Items 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which the Company intends to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(101) The following documents are filed as a part of this report:

101. Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

2.  Financial Statements and Schedules for the years ended December 31, 2023, 2022, and 2021

Description	Page
Schedule II – Valuation and Qualifying Accounts	100

3.  Exhibits

(b)  Exhibits

See Item (a) 3. Above.

I  Financial Statement Schedule

See Item (a) 2. Above.

EXHIBITS

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.1*	Restated 2010 Stock Incentive Plan, as of November 7, 2017	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
10.2*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Unit Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference.
10.3*	Form of Restricted Stock Unit Agreement (with Grant Notice)(Employees/Executive Officers/Contractors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.4*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.5*	Form of Stock Option Agreement (Non-Directors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.6*	2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on November 6, 2020, and incorporated herein by reference.
10.7*	First Amendment to the 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 27, 2023 and incorporated herein by reference.
10.8*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.9*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.10*	Form of Stock Option Agreement (Director) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.11	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.12	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.13	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.14	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10.15

Omnibus Amendment Agreement, dated as of October 22, 2003, between Citadel Cinemas, Inc., Sutton Hill Capital, L.L.C., Nationwide Theatres Corp., Sutton Hill Associates, and Reading International, Inc.

Filed as Exhibit 10.49 to the Company’s report on Form 10-Q for the period ended September 30, 2003, and incorporated herein by reference.
10.16

Amended and Restated Declaration of Trust, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.17	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.18	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.19	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.20	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.21	Amendment Letter dated August 6, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.22	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.23	Amendment Deed dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.24	Corporate Markets Loan & Bank Guarantee Facility Agreement dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.25	Amendment Deed dated November 2, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.in by reference.
10.26	Amendment Deed dated May 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.in by reference.
10.27	Amendment Deed dated August 13, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.in by reference.
10.28+†	Deed of Subordination dated October 26, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	N/A
10.29	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.30	Guarantee & Indemnity dated May 21, 2015, among certain affiliates of the Company in favor of Westpac New Zealand Limited.	Filed as Exhibit 10.3.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.31	Westpac Corporate Credit Facility Extension Letter dated December 20, 2018, among Westpac New Zealand Limited, Reading Courtenay Central Limited and certain affiliates of the Company.	Filed as Exhibit 10.3.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.32	Letter of Variation dated July 27, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.33	Letter of Variation dated September 15, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.in by reference.
10.34	Letter of Variation dated April 29, 2021 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.in by reference.

10.35

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

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.37	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.38	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated August 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.in by reference.
10.39	Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement, dated November 29, 2022, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on December 16, 2022, and incorporated herein by reference.
10.40	Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated March 30, 2023, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2023, and incorporated herein by reference.
10.41	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.42	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.43	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.44	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.45	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.46	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.47	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.48	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.49

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.50*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.51	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21+	List of Subsidiaries,	N/A
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	N/A
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
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

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 29, 2024	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in capacities and on dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Vice Chair of Board and Director	March 29, 2024
Ellen M. Cotter	(Principal Executive Officer)

/s/ Gilbert Avanes	Executive Vice President, Chief Financial Officer and Treasurer	March 29, 2024
Gilbert Avanes	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 29, 2024
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	Executive Vice President Real Estate and Chair of the Board and Director	March 29, 2024
Margaret Cotter

/s/ Guy W. Adams	Director	March 29, 2024
Guy W. Adams

/s/ Douglas J. McEachern	Director	March 29, 2024
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 29, 2024
Dr. Judy Codding