Form 10-K/A
period 2023-12-31
READING INTERNATIONAL INC
filed 2024-04-29
CIK 716634

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

Commission file number: 1-8625

Reading International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3885184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
189 Second Avenue, Suite 2S, New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)

(213) 235-2240

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Class A Non-Voting Common Stock, $0.01 Par Value Class B Voting Common Stock, $0.01 Par Value	RDI RDIB	NASDAQ NASDAQ

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
Yes ◻ No ☒

As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $55,076,349.

As of April 29, 2024, there were 20,745,804 shares of Class A Non-Voting Common Stock, par value $0.01 per share, and 1,680,590 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 29, 2024 (the  "2023 Form 10-K"). We are filing this Form 10-K/A to include the information required by Items 10 through 14 of Part III that were not included in the 2023 Form 10-K, as we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year ended December 31, 2023.

Our board of directors has not yet set a date for the Company's 2024 Annual Meeting of Stockholders (the "Annual Meeting").

This Form 10-K/A amends the cover page of the 2023 Form 10-K to check the box that the Company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of the 2023 Form 10- K. Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2023 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2023 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2023 Form 10- K. Accordingly, this Form 10-K/A should be read in conjunction with the 2023 Form 10-K and our other filings with the SEC.

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

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have five (5) Directors. The names of our Directors, together with certain information regarding them, including stock ownership holdings current as of April 29, 2024, are as follows:

Name	Age	Position
Margaret Cotter	56	Chair of the Board and Executive Vice President, Real Estate Management and Development (1)
Ellen M. Cotter	58	Vice-Chair, Chief Executive Officer and President(1)
Guy W. Adams	73	Director (2)(3)(6)(7)
Dr. Judy Codding	79	Director(1)(2)(4)(9)
Douglas J. McEachern	72	Director(3)(4)(5)(8)

(1)Member of the Executive Committee.

(2)Member of the Audit and Conflicts Committee.

(3)Member of the Compensation and Stock Options Committee.

(4)Member of the Special Independent Committee.

(5)Lead Independent Director.

(6)Lead Technology and Cyber Risk Director.

(7)Chair of the Executive Committee.

(8)Chair of the Audit and Conflicts Committee.

(9)Chair of Compensation and Stock Options Committee.

We currently have an Audit and Conflicts Committee (the "Audit Committee") and a Compensation and Stock Options Committee (the "Compensation Committee"), each composed entirely of Independent Directors. Douglas J. McEachern is our Lead Independent Director. Historically, our Lead Independent Director chairs meetings of the Independent Directors (typically held as a separate part of many of our board meetings) and acts as liaison between our Chair and our Independent Directors. We also currently have a four-member Executive Committee composed of our Chair, Vice-Chair, our Lead Technology and Cyber Risk Director (Guy W. Adams), and Director Dr. Judy Codding. As a consequence of this structure, the concurrence of at least one non-management member of the Executive Committee is required in order for the Executive Committee to take action. We also currently have a two-member Special Independent Committee comprised of Director Dr. Judy Codding and Director Douglas McEachern.

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

Chair Cotter is a former Assistant District Attorney for King's County in Brooklyn, New York, who graduated from Georgetown University and Georgetown University Law Center. She is the sister of Vice-Chair Ellen M. Cotter. Chair Cotter is a Co-Executor of her father's estate, which is the record owner of Class A Non-Voting Common Stock and Class B Voting Common Stock. Chair Cotter is also a Co-Trustee of the James J. Cotter Living Trust (“Cotter Trust”), a Co-Trustee of the James J. Cotter Foundation (“Cotter Foundation”), and the Sole Trustee of the James J. Cotter Education

Trust #1, each of which is a record holder of shares of Class A Non-Voting Common Stock. Chair Cotter also holds various positions in her family's agricultural enterprises. She is a director of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer and marketer). In her capacity as the Co-Executor of the Estate of James J. Cotter (“Cotter Estate”), Chair Cotter (together with her sister and Co-Executor, Ellen M. Cotter) holds various positions in various real estate entities that are part of her father’s estate, which include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C.

Chair Cotter brings to the Board her experience as a live theatre producer, theater operator and an active member of the New York theatre community, given her insights into live theatre business trends that affect our business in this sector and in New York real estate matters. Her oversight of our theater properties for over twenty-four (24) years supports Chair Cotter’s ability to contribute to the strategic direction of our developments. Chair Cotter is a significant stakeholder in our Company and, and, subject to the terms and conditions of a Settlement Agreement dated as of July 1, 2022 among Margaret Cotter and Ellen Cotter (each in their personal capacities and as Co-Trustees of the Cotter Trust and Co-Executors of the Cotter Estate) and other parties (the “Settlement Agreement”) exercises total voting control over our Company.

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

Vice-Chair Cotter is a graduate of Smith College and holds a Juris Doctor from Georgetown University Law Center. Prior to joining our Company, Vice-Chair Cotter spent four years in private practice as a corporate attorney with the law firm White & Case in New York City. Prior to being appointed as our Chief Executive Officer and President, Vice-Chair Cotter served for more than ten years as the Chief Operating Officer ("COO") of our domestic cinema operations, in which capacity she had, among other things, responsibility for the acquisition and development, marketing and operation of our cinemas in the United States. Prior to her appointment as COO of Domestic Cinemas, she spent a year in Australia and New Zealand, working to develop our cinema and real estate assets in those countries. In recognition of her contributions to the independent film industry, Vice-Chair Cotter was awarded the first Gotham Appreciation Award at the 2015 Gotham Independent Film Awards. She was also inducted into the Show East Hall of Fame that same year. In recognition of her contributions to the movie cinema exhibition industry, Vice-Chair Cotter was honored at The Motion Picture Club Charity Event in June 2023 in New York City.

Vice-Chair Cotter is well recognized in, and a valuable liaison to, the entire film industry. Vice-Chair Cotter brings to our Board more than twenty-six (26) years of experience working in our Company's cinema operations, both in the United States and Australia. She has also served as the Chief Executive Officer of the subsidiary that operates substantially all of our cinemas in Hawaii and California. Vice-Chair Cotter is a significant stakeholder in our Company.

Guy W. Adams. Director Guy W. Adams joined our Board on January 14, 2014, and currently serves as, (i) the Chair of our Executive Committee, (ii) a member of our Audit Committee, (iii) a member of our Compensation Committee and, (iv) as our Lead Technology and Cyber Risk Director. He is currently the Chairman of Avem Health Partners, Inc., a hospital management company. For more than the past seventeen (17) years, he has been a Managing Member of GWA Capital Partners, LLC, a registered investment adviser managing GWA Investments, LLC, a fund investing in various publicly traded securities. Over the past twenty-three (23) years, Director Adams has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor. At these companies, he has held a variety of board positions, including lead director, audit committee chair and compensation committee chair. He has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program. Director Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.

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

Douglas J. McEachern. Director Douglas J. McEachern joined our Board on May 17, 2012, and currently serves as, (i) the Chair of our Audit Committee, a position he has held since August 1, 2012, (ii) a member of our Compensation Committee, (iii) a member of our Special Independent Committee and, (iv) as our Lead Independent Director. He served as a member of the board and the audit and compensation committees for Willdan Group, a Nasdaq-listed engineering company, from 2009 until June 2022. From June 2011 until October 2015, Director McEachern was a director of Community Bank in Pasadena, California, and a member of its audit committee. Mr. McEachern served as the Chair of the board of Community Bank from October 2013 until October 2015 and was a member of the finance committee of the

Methodist Hospital of Arcadia. From September 2009 to December 2015, Director McEachern served as an instructor of auditing and accountancy at Claremont McKenna College. Mr. McEachern was an audit partner from July 1985 to May 2009 with the audit firm of Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate. Director McEachern was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC from June 1983 to July 1985. From June 1976 to June 1983, Mr. McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP). Director McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California. Director McEachern brings to our Board his more than forty-six (46) years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company. Director McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Meeting Attendance

Our Board of Directors held thirteen (13) meetings in 2023. The Audit Committee held six (6) meetings, the Compensation Committee held six (6) meetings and the Executive Committee did not hold any meetings in 2023. Each Director attended at least 75% of these Board meetings and at least 75% of the above-referenced committee meetings on which he or she served. We encourage, but do not require, our Board members to attend our Annual Meeting. All of our incumbent Directors attended the 2023 Annual Meeting of Stockholders.

Executive Officers

The following table sets forth information regarding our current executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under "Directors."

Name	Age	Title
Gilbert Avanes	50	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	89	President, US Cinemas
S. Craig Tompkins	73	Executive Vice President, General Counsel
Andrzej Matyczynski	71	Executive Vice President, Global Operations
John Goeddel	61	Executive Vice President, Chief Information Officer
Terri Moore	73	Executive Vice President, US Cinemas Operations
Steve Lucas	53	Vice President, Chief Accounting Officer and Controller
Mark Douglas	54	Managing Director, Australia and New Zealand
Sandra Herrera	51	Associate General Counsel and Corporate Secretary

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

Robert F. Smerling. Mr. Smerling has served as President of our US cinema operations since 1994. He has been involved in the acquisition and/or development of all of our existing domestic cinemas. Prior to joining our Company, Mr. Smerling was the President of Loews Theatres, at that time a wholly owned subsidiary of Sony. While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas. Among Mr. Smerling's accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top five grossing cinemas in the United States. Prior to Mr. Smerling's employment at Loews, he was Vice Chair of USA Cinemas in Boston, and President of Cinemanational Theatres. Mr. Smerling, a recognized leader in our industry, has been a director of the National

Association of Theatre Owners, the principal trade group representing the cinema exhibition industry. In recognition of his contributions to the movie cinema exhibition industry, Mr. Smerling was honored at The Motion Picture Club Charity Event in June 2023 in New York City.

S. Craig Tompkins. Mr. Tompkins has worked in various capacities for our Company and its predecessors for more than the past thirty-one (31) years. He has served as Vice Chair of our Company and as the President of two of its predecessors public companies, as a consultant and outside counsel and, since 2017, as Executive Vice President and General Counsel. Prior to his employment at our Company, Mr. Tompkins was a partner at Gibson, Dunn & Crutcher. Mr.  Tompkins has since May 2023, served on the Board of Directors of HomeStreet, Inc. and of its wholly owned subsidiary, Homestreet Bank. Between 2007 and December 2022, Mr. Tompkins was a principal equity holder in and the Chair of Marshall & Stevens, Incorporated, a privately held valuation and consulting firm specializing in the valuation of real estate, business enterprises and alternative energy assets. In December 2022, Mr. Tompkins sold his interest in Marshall & Stevens and retired from its Board of Directors. Mr. Tompkins is currently providing, on a transitional basis, limited consulting services to Marshall & Stevens. From 1993 to 2006 (when the company went private), Mr. Tompkins served as a director and as the Chair of the Audit Committee of G&L Realty (an NYSE REIT specializing in medical properties), and from 1998 to 2001 (when the bank was sold) as a member of the Board of Directors, of the Compensation Committee, and of the Special Independent Committee of Fidelity Federal Bank, FSB. Mr. Tompkins is also the Chair and Chief Executive Officer of Kirtland Farms, Inc. (a Tompkins family-owned agricultural operation in Southern Oregon). Mr. Tompkins holds a Bachelor of Arts (Magna Cum Laude) from Claremont McKenna College, and a Juris Doctorate (Magna Cum Laude) from the Harvard Law School, where he was on the Board of Student Advisors and served as research assistance to Professor James Casner (then serving as the Reporter to the Restatement of Property 2nd). Following Harvard Law School, Mr. Tompkins served as law clerk to the Honorable Justice Dean Bryson on the Oregon Supreme Court, before joining Gibson, Dunn & Crutcher.

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

Steven J. Lucas. Mr. Lucas serves as our Vice President, Controller and Chief Accounting Officer; he was appointed to this position in 2015. From 2011 to 2015, Mr. Lucas worked in our accounting group holding the role of Asia Pacific Controller. Prior to joining our Company, Mr. Lucas worked for Arthur Andersen and Ernst & Young for more than sixteen (16) years. He is a Chartered Accountant, and has been a member of Chartered Accountants Australia and New Zealand for over twenty-three (23) years. He holds a Bachelor’s Degree in English Literature and History from Victoria University of Wellington, and a Post Graduate Diploma in Accounting from the Graduate School of Business and Government Administration of Victoria University of Wellington.

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

Sandra I. Herrera. Mrs. Herrera serves as our Associate General Counsel in 2017 and was elected to serve as Corporate Secretary in 2018. Prior to this time, in 2016, Mrs. Herrera served as a legal consultant to our Company. Mrs. Herrera helps oversee the Company’s legal affairs, representing the Company and directing its outside counsel, in transactional and litigation matters across various business units, including financings, acquisitions and dispositions, leasing, construction, and development projects. Prior to joining the Company, Mrs. Herrera was in private law firm practice with a focus on real estate transactions for corporate and government clients. Mrs. Herrera earned a Bachelor of Arts, cum laude, from Carleton College, a Master of Public Policy from the University of Michigan, Ann Arbor, and a Juris Doctorate from Stanford Law School. Mrs. Herrera served as an extern for the Honorable S. James Otero in the Central District of California. Mrs. Herrera is the Trustee, and former Chief Financial Officer and Assistant Chief Financial Officer, of the Mexican-American Bar Foundation, a non-profit organized and operated by volunteers to enhance the diversity of the legal profession through education.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all of our executive officers and Directors, and greater than 10% beneficial owners, complied with the reporting requirements of Section 16(a) during 2023, except as follows:

Name of Reporting Person	Number of Late Reports	Number of Transactions
Robert Smerling	1	1

Insofar as we are aware, all required filings have now been made.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (the "Code of Conduct") designed to help our Directors and employees resolve ethical issues. Our Code of Conduct applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, Chief Accounting Officer and Controller and persons performing similar functions. Our Code of Conduct is posted on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx.

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

Our Board has also adopted an Anti-Discrimination, Anti-Harassment and Anti-Bullying Policy, which can also be found on our website, at https://investor.readingrdi.com/corporate-governance/governance-overview.

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

Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act), and that Mr. Douglas McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert. Our Audit Committee is currently composed of Directors Douglas McEachern, who serves as Chair, Guy W. Adams and Dr. Judy Codding. The Audit Committee held six (6) meetings during 2023. All members attended at least 75% of such meetings.

Compensation and Stock Options Committee

The Compensation Committee operates pursuant to a Charter adopted by our Board that is available on our website at https://investor.readingrdi.com/governance/governance-documents/default.aspx. As a “controlled company”, we are exempt from the Nasdaq Listing Rules requiring the determination of executive compensation solely by independent directors. Notwithstanding such exemption, our Board has established a standing Compensation Committee consisting of three (3) of our Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10C-1(b)(1) of the Exchange Act), and is currently composed of Directors Dr. Judy Codding, who serves as Chair, Guy W. Adams and Mr. Douglas McEachern. For more information on our Compensation Committee, see Item 11 – Executive Compensation – Compensation Overview below. Our Compensation Committee held six (6) meetings during 2023. All members attended at least 75% of such meetings.

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

______________________

1Under our Compensation Committee Charter, “executive officer” is defined to mean the chief executive officer, president, chief financial officer, general counsel, principal accounting officer, any executive vice president of the Company and any managing director of Reading Entertainment Australia, Pty Ltd and/or Reading New Zealand, Ltd.

Compensation Setting Process

In the first quarter of 2023, our Compensation Committee set executive compensation for our NEOs for calendar year 2023. In so doing, our Compensation Committee relied on historical data on compensation, including reference to peer data on compensation provided by compensation consultants and input from our Chief Executive Officer.

At the request of our Chief Executive Officer, our Compensation Committee maintained a conservative stance on executive compensation driven by our goal to manage liquidity requirements for our Company. Our Compensation Committee (i) increased the 2023 annual base salaries, (ii) authorized initial eligibility for potential short-term incentive awards in the form of annual cash bonuses with metrics based on corporate and individual performance, but ultimately decided not to pay any of the STI bonuses to executive officers due to the overarching consideration of Company liquidity, and (iii) made long-term incentive awards in the form of time vested restricted stock units (“RSUs”) and performance based restricted stock units (“PRSUs”) that are used as a retention tool and as a means to further align an executive’s long-term interests with those of our stockholders, with the ultimate objective of affording our executives an appropriate incentive to help drive increases in stockholder value.

Instead of issuing cash bonuses to executives who achieved certain individual goals set for 2023, in April 2024, the Compensation Committee authorized grants of one-year time-vested RSUs to such executive officers for Class A Non-Voting Common Stock. The RSU amounts were calculated based on the amount of the cash bonuses that such executive officers would have received if our Company had paid STI cash bonuses, divided by the average of the high and the low trading prices of such shares on the day of grant.

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

Executive Officer Clawback Policy

On November 29, 2023, our Board adopted an Executive Officer Clawback Policy, in compliance with Nasdaq Stock Market Listing Rules (the “2023 Clawback Policy”).

Any STI cash payment made to our NEOs is subject to forfeiture, recovery by our Company or other action pursuant to any agreement evidencing any incentive compensation or any clawback or recoupment policy which our Company may adopt from time to time, including, without limitation, our 2023 Clawback Policy or any other such policy which our Company may be required to adopt under the listing rules of The Nasdaq Capital Market, the Dodd-Frank Wall Street Reform and Consumer Protection Act or any successor or replacement law, and implementing rules and regulations thereunder, or as otherwise required by law.

Under our 2020 Stock Plan, described in greater detail under the caption 2020 Stock Incentive Plan below, all LTIs or shares issued in respect thereof and cash or other proceeds in respect thereof issued to our NEOs are subject to clawback, reduction, cancelation, forfeiture and recoupment to the extent necessary to comply with applicable law or the listing rules of Nasdaq or other principal stock exchange on which our Common Stock is then listed. In accepting an award under our 2020 Stock Plan, a participant agrees to be bound by any such clawback. Our 2023 Clawback Policy implements the Nasdaq Stock Market Listing Rules in this regard.

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

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended December 31, 2023, to (i) Vice-Chair Ellen Cotter, who has served as our principal executive officer, and (ii) the other two most highly compensated persons who served as executive officers in 2023.

The following executives are herein referred to as our “NEOs.”

	Year	Salary ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Termination Benefit ($)	Total ($)
Ellen M. Cotter Chief Executive Officer & President	2023	618,000	400,000	--	--	2,580	(2)	--	1,020,580
	2022	600,000	535,000	--	--	2,580	(2)	--	1,137,580
Margaret Cotter EVP, Real Estate Management & Development	2023	479,250	195,000	--	--	14,830	(2)	--	689,080
	2022	450,000	228,075	--	--	14,780	(2)	--	692,855
S. Craig Tompkins EVP, General Counsel	2023	450,883	195,000	--	--	21,570	(2)	--	667,453
	2022	437,750	239,432	--	--	21,520	(2)	--	698,702

(1)Stock awards granted as a component of the 2023 and 2022 annual incentive awards are reported in this column as 2023 and 2022 compensation, respectively, to reflect the applicable service period for such awards. Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are discussed in Notes 15 to our consolidated financial statements. For a discussion of the material terms of each outstanding stock award, see “Compensation Discussion and Analysis – Long-Term Incentives” and the table below entitled “Outstanding Equity Awards at Year Ended December 31, 2023.”

(2)Includes our matching employer contributions under our 401(k) Plan and dollar value of the key person life insurance premium.

2020 Stock Incentive Plan

On November 4, 2020, our Board adopted the Reading International, Inc. 2020 Stock Plan (as amended the “2020 Stock Plan”) and recommended to our stockholders the adoption of that plan. The 2020 Stock Plan was adopted by our stockholders on December 8, 2020. Our Board adopted and recommended the 2020 Stock Plan to provide a means by which employees, directors and consultants of Reading and affiliates may be given an opportunity to benefit from increases in value of our Common Stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our own interests by offering them opportunities to acquire Common Stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses. All of our employees, directors and consultants are eligible to participate in the 2020 Stock Plan. On October 26, 2023 our Board adopted the First Amendment to the 2020 Stock Plan (the “Plan Amendment”) to increase the number of shares available for issuance under our 2020 Stock Plan by an additional 971,807 shares of Class A Non-Voting Common Stock, and recommended to our stockholders the adoption of that amendment. The Plan Amendment was adopted by our stockholders on December 7, 2023. As of April 29, 2024, there were 629,124 shares of Class A Non-Voting Common Stock and 200,000 shares of Class B Voting Common Stock available for issuance under our 2020 Stock Plan.

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

All stock awards issued under the 2020 Stock Plan are subject to reduction, cancellation, forfeiture and recoupment to the extent necessary to comply with applicable law or the Nasdaq Stock Market Listing Rules. An acceptance of a stock award under the 2020 Stock Plan is an agreement by the participant to be bound by any such laws or rules. On November 29, 2023, our Board adopted our 2023 Clawback Policy in compliance with applicable Nasdaq Stock Market Listing Rules.

For a more detailed summary of our 2020 Stock Plan, as amended by the Plan Amendment, see our “SEC Schedule 14A, Proxy Statement,” filed with the SEC on October 27, 2023. For a copy of the entire Plan Amendment see our “SEC Schedule 14A, Proxy Statement,” filed with the SEC on October 27, 2023. For a copy of the 2020 Stock Plan, see our “SEC Schedule 14A, Proxy Statement,” filed with the SEC on November 6, 2020.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth outstanding equity awards held by our NEOs as of December 31, 2023 under the 2020 Stock Plan:

	Stock Options						Restricted Stock Units
Name	Class	No. of Shares Underlying Unexercised Options Exercisable	No. of Shares Underlying Unexercised Options Unexercisable	No. Of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	No. of Unearned Common Shares That Have Not Vested	Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	--	--	--	--	--	7,764(2)	$14,829	--	--
	A	--	--	--	--	--	23,980(2)	$45,802	--	--
	A	--	--	--	--	--	47,961(2)	$91,606	--	--
	A						46,729(2)	$89,252
	A						62,305(2)	$119,003
Margaret Cotter	A	--	--	--	--	--	5,677(3)	$10,843	--	--
	A	--	--	--	--	--	17,536(3)	$33,494	--	--
	A	--	--	--	--	--	11,691(3)	$22,330	--	--
	A						34,170(3)	$65,265
	A						15,187(3)	$29,007
S. Craig Tompkins	A	--	--	--	--	--	5,677(4)	$10,843	--	--
	A	--	--	--	--	--	17,536(4)	$33,494	--	--
	A	--	--	--	--	--	11,691(4)	$22,330	--	--
	A						33,750(4)	$64,463
	A						15,000(4)	$28,650

(1)Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our shares of Class A Non-Voting Common Stock as of December  31, 2023 or $1.91.

(2)7,764 units of RSUs will vest on March 10, 2025;

11,990 units will vest on April 18, 2025 and April 18, 2026;

47,961 units of PRSUs will vest on April 18, 2025;

15,577 units of RSUs will vest on April 21, 2025, and 15,576 units of RSUs will vest on April 21, 2026 and April 21, 2027; and

62,305 units of PRSUs will vest on April 21, 2026.

(3)5,677 units of RSUs will vest on April 5, 2025;

8,768 units of RSUs will vest on April 18, 2025; and April 18, 2026;

11,691 units of PRSUs will vest on April 18, 2025;

11,390 units of RSUs will vest on April 21, 2025, April 21, 2026 and April 21, 2027; and

15,187 units of PRSUs will vest on April 21, 2026.

(4)5,677 units of RSUs will vest on April 5, 2025;

8,768 units of RSUs will vest on April 18, 2025; and April 26, 2026;

11,691 units of PRSUs will vest on April 18, 2025;

11,250 units of RSUs will vest on April 11, 2025, April 11, 2026 and April 11, 2027; and

15,000 units of PRSUs will vest on April 11, 2026.

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our NEOs in connection with certain termination events, including a termination related to a change of control of our Company, as of December 31, 2023:

Certain Retirement Benefits. On August 29, 2017, our Compensation Committee approved a one-time retirement benefit for Craig Tompkins, Executive Vice President and General Counsel, incident to his retention as our General Counsel. The retirement benefit is a single year benefit in an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus2) years paid to Mr. Tompkins in the then most recently completed five-year period, less the amount of $197,060, accrued to Mr. Tompkins under a separate vested benefit program established by one of the two companies acquired by our Company as a part of the consolidation transaction in 2000.

Option and RSU and PRSU Grants. All long-term incentive awards are subject to other terms and conditions set forth in our 2020 Stock Plan and award grants. In addition, individual grants include certain accelerated vesting provisions. In the case of employees, the accelerated vesting will be triggered upon (i) the award recipient’s death or disability, (ii) certain corporate transactions in which the awards are not replaced with substantially equivalent awards, or (iii) upon termination without cause or for “good reason” within twenty-four months of a change of control, or a corporate transaction where equivalent awards have not been substituted. RSUs issued to our non-employee Directors provide for acceleration immediately upon a change of control.

Except as described above, no other NEOs currently have employment agreements or other arrangements providing benefits upon termination or a change of control. The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2023, assuming the transaction took place on December 31, 2023, at a price equal to the closing price of the Class A Non-Voting Common Stock, which was $1.91.

Name	Payable upon Termination without Cause ($)				Payable in Certain Circumstances upon Termination in Connection with a Change in Control ($)			Payable upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options	Benefits Payable under Retirement Plans
Ellen M. Cotter	--	--	--	--	--	360,491	--	--
Margaret Cotter	--	--	--	--	--	160,939	--	--
S. Craig Tompkins	--	--	--	--	--	159,779	--	285,560(1)

(1)Mr. Tompkins’s one-time retirement benefit is a single year payment based on the average of the two highest total cash compensation (base salary plus cash bonus, or, in the case of 2023, the special RSU grants) years paid to Mr. Tompkins in the most recently completed five-year period, reduced by the retirement benefit paid to Mr. Tompkins from the Craig Corporation Key Personnel Retirement Plan in the amount of $197,060. The figure quoted in the table represents the average of total compensation paid for years 2021 and 2023.

Employment Agreements

As of December 31, 2023, and the date of this Report, our NEOs had no employment agreements in place.

Compensation of Directors

During 2023, we paid our non-employee Directors a combination of (a) base annual cash fees for service as Directors; (b) base and special fees for service as members of standing and special committees; (c) base cash fees for service as Chairpersons of committees and (d) equity compensation for service as Directors in the form of restricted stock units and stock options, each of which are set forth in more detail below in the “Director Compensation Table.”

_____________________________

2 Because our Compensation Committee authorized RSU’s to certain executive officers (including Mr. Tompkins) in 2023 because short term incentive cash bonuses were not paid, our Compensation Committee approved the inclusion of those RSU grants in lieu of cash bonuses under this formula as well.

Director Compensation Table

The following table sets forth information concerning the compensation paid to Directors in 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation($)	Total ($)
Guy W. Adams	82,500(3)	70,000(2)	--	152,500
Dr. Judy Codding	82,500(4)	70,000(2)	--	152,500
Douglas J. McEachern	82,500(5)	70,000(2)	--	152,500

(1)Fair value of the award computed in accordance with FASB ASC Topic 718. Awards were RSUs.

(2)The following table sets forth the number of stock options granted on December 7, 2023. The options will vest in full on December  6,  2024. Each stock option represents the right to acquire one share of Class A Non-Voting Common Stock.

Guy W. Adams	69,219
Dr. Judy Codding	69,219
Douglas McEachern	69,219

(3)Represents payment of Base Director Fee of $50,000, Audit Committee Member Fee of $10,000, Compensation Committee Member Fee of $7,500 and Lead Technology and Cyber Risk Director Fee of $15,000.

(4)Represents payment of Base Director Fee of $50,000, Compensation Committee Chair Fee of $22,500, Audit Committee Member Fee of $10,000.

(5)Represents payment of Base Director Fee of $50,000, Audit Committee Chair Fee of $20,000, Compensation Committee Member Fee of $7,500 and Lead Independent Director Fee of $5,000.

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

After input was received, reviewed, discussed and considered by our Compensation Committee in 2020, and taking into account, among other things, our efforts to reduce cash expenses and consolidation of workloads in light of the reduction in our Board from seven to five directors, our Compensation Committee recommended and our Board authorized that the following annual compensation for our non-employee directors for 2023 through the director terms commencing on December 7, 2023, the date of our 2023 Annual Meeting of Stockholders:

•The Board Base Director fee was $50,000.

•The Committee Chair retainers were $20,000 for our Audit Committee and $22,500 for our Compensation Committee.

•The committee member fees were $10,000 for our Audit Committee and $7,500 Compensation Committee and a per meeting fee for our Executive Committee.

•The Lead Independent Director fee was $5,000.

•The Lead Technology and Cyber Risk Director fee was $15,000.

Our Compensation Committee periodically reevaluates Board compensation and final action is taken on such compensation is taken by the full Board.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2023, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	205,122(2)	15.92	--
Restricted Stock Units	--	--	1,295,241(3)
Total	205,122	15.92	1,295,241

(1)Our 2020 Stock Plan.

(2)Represents outstanding stock option awards only.

(3)Our 2020 Stock Plan permits the award of incentive stock options, nonstatutory stock options, stock bonuses, rights to acquire restricted stock, stock appreciation rights (“SARs”), RSUs and PRSUs. This number represents the total number of shares available for all such awards.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the beneficial ownership information with respect to certain of our shares on April 29, 2024 by:

•Class A Non-Voting Common Stock and Class B Voting Common Stock of each of our Directors;

•Class A Non-Voting Common Stock and Class B Voting Common Stock of each of our current NEOs set forth in the Summary Compensation Table of this Form 10-K/A;

•Each person known to us to be the beneficial owner of more than 5% of our Class B Voting Common Stock; and

•Class A Non-Voting Common Stock and Class B Voting Common Stock of all of our Directors and executive officers as a group.

Except as noted, and except pursuant to applicable community property laws, we believe that each beneficial owner has sole voting power and sole investment power with respect to the shares shown. An asterisk (*) denotes beneficial ownership of less than 1%.

Amount and Nature of Beneficial Ownership (1)
	Class A Non-Voting Common Stock		Class B Voting Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEOs:
Margaret Cotter (2)(5)	2,517,008	12.1%	1,158,988	69.0%
Ellen M. Cotter (3)(5)	2,574,099	12.4%	457,166	27.2%
Guy W. Adams	78,148	*	--	--
Dr. Judy Codding	62,630	*	--	--
Douglas J. McEachern	91,448	*	--	--
S. Craig Tompkins (4)	127,595	*	--	--

Greater than 5% Stockholders:
James J. Cotter Living Trust (5) c/o Reading International, Inc. 189 Second Ave., Suite 2S New York, New York 10003	1,163,649	5.6%	--	--
Estate of James J. Cotter, Sr. (Deceased) (5) c/o Reading International, Inc. 189 Second Ave., Suite 2S New York, New York 10003	326,800	1.6%	100,000	6.0%
Mark Cuban (6) 2931 Elm Street Dallas, Texas 75226	72,164	*	172,355	10.3%
GAMCO (7) One Corporate Center Rye, New York 10580	565,600	*	101,600	6.0%
All Directors and executive officers as a group (13 persons)	4,365,306	21.0%	185,100	11.0%

(1)Percentage ownership is determined based on 20,748,891 shares of Class A Non-Voting Common Stock and 1,680,590 shares of Class B Voting Common Stock outstanding as of April 29, 2024. Beneficial ownership has been determined in accordance with SEC rules. Shares subject to options, RSUs or PRSUs that are currently exercisable or that have vested, or that will become exercisable or have vested within 60 days, following the date as of which this information is provided, are deemed to be beneficially owned by the person holding the options, RSUs or PRSUs and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Non-Voting Common Stock shown includes 838,852 shares held directly. The Class A Non-Voting Common Stock shown also includes 84,956 shares held by the James J. Cotter Education Trust #1. Margaret Cotter is sole Trustee of the James J. Cotter Education Trust #1 and, as such, is deemed to beneficially own such shares. The Class A Non-Voting Common Stock shown includes 326,800 shares of Class A Non-Voting Common Stock that are part of the Cotter Estate. As Co-Executors of the Cotter Estate, Margaret. Cotter and Ellen M. Cotter are each deemed to beneficially own such shares. The shares of Class A Non-Voting Common Stock shown includes 1,163,649 shares held by the Cotter Living Trust. See footnote 5 to this table for information regarding beneficial ownership of the shares held by the Cotter Estate and/or the Cotter Living Trust. As Co-Trustees of the Living Trust, Margaret Cotter and Ellen Cotter are each deemed to beneficially own such shares. The Class A Non-Voting Common Stock shown also includes 102,751 shares held by the Cotter Foundation, of which Margaret Cotter and Ellen M. Cotter are Co-Trustees and accordingly each deemed a beneficial owner.

The Class B Voting Common Stock shown include 342,266 shares owned directly by Margaret Cotter, 100,000 of shares of Class B Voting Common Stock held by the Cotter Estate, 307,166 shares owned by Ellen M. Cotter but as to which Ellen M. Cotter has granted sole voting power and, pending negotiation and execution of a definitive stockholders agreement between them, shared dispositive power to Margaret Cotter, and 409,555 shares held of record by the Cotter Estate and/or the Cotter Living Trust, approved for distribution to a to-be-formed trust for the benefit of the children of Margaret Cotter and over which Margaret Cotter has sole voting and dispositive power.

Margaret Cotter disclaims beneficial ownership of the shares held by the James J. Cotter Education Trust #1, the Cotter Foundation, the Cotter Estate and the Cotter Living Trust, except to the extent of her pecuniary interest, if any, in such shares.

(3)The Class A Non-Voting Common Stock shown includes 980,899 shares held directly. The Class A Non-Voting Common Stock shown also includes 102,751 shares held by the Cotter Foundation of which Ellen M. Cotter and Margaret Cotter are Co-Trustees and accordingly, are each deemed to own such shares. The Class A Non-Voting Common Stock shown also includes 326,800 shares that are part of the Cotter Estate. As Co-Executors of the Cotter Estate, Ellen M. Cotter and Margaret Cotter are each deemed to beneficially own such shares. The shares of Class A Non-Voting Common Stock shown also include 1,163,649 shares held by the Cotter Living Trust. See footnote 5 to this table for information regarding beneficial ownership of the shares held by the Cotter Estate and the Cotter Living Trust. As Co-Trustees of the Cotter Living Trust, Ellen M. Cotter and Margaret Cotter are deemed to beneficially own such shares.

The Class B Voting Common Stock shown includes (i) 50,000 shares owned directly by Ellen M. Cotter, (ii) 100,000 of shares of Class B Voting Common Stock held by the Cotter Estate and (iii) 307,166 shares of Class B Voting Common Stock of which Ms. Margaret Cotter has sole voting power and, pending the negotiation and execution of a definitive stockholders agreement between them, shared dispositive power over such shares even though she retains all pecuniary interest in such shares.

Ellen M. Cotter disclaims beneficial ownership of the shares held by the Cotter Foundation, the Cotter Estate and the Cotter Living Trust, except to the extent of her pecuniary interest, if any, in such shares.

(4)The Class A Non-Voting Common Stock shown includes 71,770 shares held directly. The Class A Non-Voting Common Stock shown also includes 55,825 shares held by various retirement accounts, and as such Craig Tompkins is deemed to beneficially own such shares.

(5)Effective as of September 19, 2022, (i) subject to the final administration of the Cotter Estate, 327,808 shares of Class B Voting Common Stock held of record by the Cotter Estate will be distributed to a to-be-formed trust for the benefit of the children of Margaret Cotter, (ii) 307,166 shares of the Class B Voting Common Stock held by the Cotter Living Trust were conveyed to Ellen M. Cotter, (iii) 307,166 shares of the Class B Voting Common Stock held by the Cotter Living Trust were conveyed to Margaret Cotter, and (iv) 81,747 shares of the Class B Voting Common Stock were approved for distribution to the to-be-formed trust for the benefit of the children of Margaret Cotter. As a result of these transactions, the table sets forth only the residual 100,000 shares of such Class B Voting Common Stock as beneficially owned by the Cotter Estate and no Class B Voting Common Stock as beneficially owned by the Cotter Living Trust. Margaret Cotter and Ellen M. Cotter continue to have shared voting and dispositive power over the 100,000 shares of Class B Voting Common Stock beneficially owned by the Estate. Pursuant to the terms of the settlement agreement, Margaret Cotter now has sole voting and sole dispositive power over the 327,808 shares of Class B Voting Common Stock held by the Cotter Estate and the 81,747 shares of Class B Voting Common Stock held by the Cotter Living Trust that are to be distributed to the to-be-formed trust for her children.

(6)Based on Mr. Cuban's Schedule 13G filed with the SEC on July 17, 2023.

(7)Based on GAMCO Investors, Inc.’s Schedule 13D/A filed with the SEC on February 2, 2024, on behalf of Mario J. Gabelli (“Mario  Gabelli”) and various entities which Mario Gabelli directly or indirectly controls or for which he acts as Chief Investment

Officer, Mario Gabelli holds 101,600 shares of Class B Voting Common Stock. The Company has reason to believe that Mr. Gabelli also holds an aggregate amount of 565,600 shares of Class A Non-Voting Common Stock.

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

Over the years, we sold our interests in two of the cinemas subject to that master lease to third parties and acquired the fee interest in the land underlying the Cinemas 1, 2, 3. Accordingly, the Village East is the only cinema that remains subject to the master lease. As the land underlying the Village East is owned by a third party, our relationship with SHC is that of a subtenant. Our rent paid to SHC for that cinema has been fixed at $590,000 for each of the past three years. However, due to the COVID-19 pandemic, the Village East was closed for most of 2020, and the rent commencing in April 2020 was deferred with respect to the remainder of 2020 and for the first quarter of 2021. Following a mutual agreement, we paid this deferred amount to SHC on July 1, 2021. In light of the challenges to the motion picture exhibition industry, SHC has permitted us to defer on our Village East cinema since October 2023. As of March 31. 2024, we have accrued $295,000 in rent with respect to the Village East cinema.

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

In 2022 we extended a working capital loan to SHP, the balance of which was $5.1 million at December 31, 2023, and $5.5 million at March 31, 2024. The interest rate is determined by reference to the interest we are paying on our Bank of America facility. The loan has been approved by the Audit and Conflicts Committee of our Board of Directors.

Live Theatre Play Investment

From time to time, our officers and Directors may invest in plays that license our live theatres. The play STOMP, played in our Orpheum Theatre since prior to the time we acquired the theatre in 2001, until its final show on January 8, 2023. The Cotter Estate and a third party together own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theatre.

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

In recognition of the special risks involved with technology and cyber security, Director Adams serves as our Lead Technology and Cyber Risk Director and Board’s liaison with our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Information Officer and General Counsel in connection with the assessment of our Company’s technology and cyber security needs and the implementation of appropriate policies and procedures to meet those needs. He ensures that relevant information is brought to our Board, and coordinates the timely presentation of such information to and facilitates the consideration of such information by all directors. He also coordinates with our management timely and appropriate director education with respect to such matters to enhance director understanding of the issues involved and the options available to our Company. In preparation for this role, Director Adams, in 2018, completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors.

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

Item 14 – Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2023, and are expected to have a representative present at the 2024 Annual Meeting of Stockholders, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Forms 10-Q provided by Grant Thornton LLP for 2023 and 2022, was approximately $1,327,000 and $1,247,000, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2023 and 2022.

Tax Fees

Grant Thornton LLP did not provide us any professional services for tax compliance, tax advice, or tax planning in 2023 or 2022.

All Other Fees

Grant Thornton LLP did not provide us any products or services for 2023 or 2022, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval. Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2023 and 2022.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

The information required by this Item is set forth in the Exhibit Index that precedes the signature page to this
Form 10-K/A

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.1*	Restated 2010 Stock Incentive Plan, as of November 7, 2017	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
10.2*	Award forms under the 2010 Stock Incentive Plan (i) Stock Option Agreement, (ii) Stock Bonus Agreement, (iii) Restricted Stock Unit Agreement, and (iv) Stock Appreciation Right Agreement	Filed as Exhibits 4.2, 4.3, 4.4 and 4.5, respectively, to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference.
10.3*	Form of Restricted Stock Unit Agreement (with Grant Notice)(Employees/Executive Officers/Contractors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.4*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.5*	Form of Stock Option Agreement (Non-Directors) under the 2010 Stock Incentive Plan	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.6*	Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on November 6, 2020, and incorporated herein by reference.

10.7*	First Amendment to Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 27, 2023, and incorporated herein by reference.
10.8*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.9*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.10*	Form of Stock Option Agreement (Director) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.11*	2023 Reading International, Inc. Executive Incentive Plan	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10- K/A for the year ended December 31, 2022, and incorporated herein by reference.
10.12	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.13	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.14	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.15	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
10.16

Omnibus Amendment Agreement, dated as of October 22, 2003, between Citadel Cinemas, Inc., Sutton Hill Capital, L.L.C., Nationwide Theatres Corp., Sutton Hill Associates, and Reading International, Inc.

Filed as Exhibit 10.49 to the Company’s report on Form 10-Q for the period ended September 30, 2003, and incorporated herein by reference.
10.17

Amended and Restated Declaration of Trust, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.18	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.19	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.20	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.21	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.

10.22	Amendment Letter dated August 6, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.23	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.24	Amendment Deed dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.25	Corporate Markets Loan & Bank Guarantee Facility Agreement dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.26	Amendment Deed dated November 2, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.in by reference.
10.27	Wholesale Term Loan Facility dated May 21, 2015, among Reading Courtenay Central Limited and Westpac New Zealand Limited	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.28	Guarantee & Indemnity dated May 21, 2015, among certain affiliates of the Company in favor of Westpac New Zealand Limited.	Filed as Exhibit 10.3.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.29	Westpac Corporate Credit Facility Extension Letter dated December 20, 2018, among Westpac New Zealand Limited, Reading Courtenay Central Limited and certain affiliates of the Company.	Filed as Exhibit 10.3.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.30	Letter of Variation dated July 27, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.31	Letter of Variation dated September 15, 2020 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.in by reference.
10.32	Letter of Variation dated April 29, 2021 between Westpac New Zealand Limited and Reading Courtenay Central Limited, filed herewith.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.in by reference.
10.33

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

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.35	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.

10.36	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated August 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.in by reference.
10.37	Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement, dated November 29, 2022, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 8-K (file no. 1-8625) filed on December 16, 2022, and incorporated herein by reference.in by reference.
10.38

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.39	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.40	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21	List of Subsidiaries.	Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 29, 2024 and incorporated herein by reference
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 29, 2024 and incorporated herein by reference
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 29, 2024 and incorporated herein by reference
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 29, 2024 and incorporated herein by reference
31.3+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	N/A
31.4+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 29, 2024 and incorporated herein by reference
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 29, 2024 and incorporated herein by reference
97.1+	Reading International, Inc. Executive Officer Clawback Policy, effective as of October 2, 2023.	N/A

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	April 29, 2024	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)