Form 10-Q
period 2024-03-31
READING INTERNATIONAL INC
filed 2024-05-15
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2024, there were 20,745,819 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$7,501	$12,906
Restricted cash	831	2,535
Receivables	7,104	7,561
Inventories	1,318	1,648
Prepaid and other current assets	3,069	2,881
Land and property held for sale	460	11,179
Total current assets	20,283	38,710
Operating property, net	253,809	262,417
Operating lease right-of-use assets	172,201	181,542
Investment and development property, net	8,353	8,789
Investment in unconsolidated joint ventures	4,539	4,756
Goodwill	24,671	25,535
Intangible assets, net	1,944	2,038
Deferred tax asset, net	112	299
Other assets	8,948	8,965
Total assets	$494,860	$533,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$47,826	$43,828
Film rent payable	5,481	6,038
Debt - current portion	41,464	34,484
Subordinated debt - current portion	393	586
Taxes payable - current	1,025	1,376
Deferred revenue	9,893	10,993
Operating lease liabilities - current portion	22,198	23,047
Other current liabilities	6,569	6,731
Total current liabilities	134,849	127,083
Debt - long-term portion	125,459	146,605
Subordinated debt, net	27,228	27,172
Noncurrent tax liabilities	6,234	6,586
Operating lease liabilities - non-current portion	171,793	180,898
Other liabilities	11,569	11,711
Total liabilities	$477,132	$500,055
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,611,296 issued and 20,675,185 outstanding at March 31, 2024 and
33,602,627 issued and 20,666,516 outstanding at December 31, 2023	237	237
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2024 and December 31, 2023	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	156,078	155,402
Retained earnings/(deficits)	(92,717)	(79,489)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(5,211)	(2,673)
Total Reading International, Inc. stockholders’ equity	17,997	33,087
Noncontrolling interests	(269)	(91)
Total stockholders’ equity	17,728	32,996
Total liabilities and stockholders’ equity	$494,860	$533,051

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue
Cinema	$41,271	$41,987
Real estate	3,781	3,820
Total revenue	45,052	45,807
Costs and expenses
Cinema	(40,720)	(41,654)
Real estate	(2,235)	(2,215)
Depreciation and amortization	(4,205)	(4,639)
General and administrative	(5,423)	(5,179)
Total costs and expenses	(52,583)	(53,687)
Operating income (loss)	(7,531)	(7,880)
Interest expense, net	(5,286)	(4,117)
Gain (loss) on sale of assets	(1,125)	—
Other income (expense)	341	174
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(13,601)	(11,823)
Equity earnings of unconsolidated joint ventures	(25)	19
Income (loss) before income taxes	(13,626)	(11,804)
Income tax benefit (expense)	223	480
Net income (loss)	$(13,403)	$(11,324)
Less: net income (loss) attributable to noncontrolling interests	(175)	(213)
Net income (loss) attributable to Reading International, Inc.	$(13,228)	$(11,111)
Basic earnings (loss) per share	$(0.59)	$(0.50)
Diluted earnings (loss) per share	$(0.59)	$(0.50)
Weighted average number of shares outstanding–basic	22,348,994	22,114,927
Weighted average number of shares outstanding–diluted	22,348,994	22,114,927

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$(13,403)	$(11,324)
Foreign currency translation gain (loss)	(2,592)	(763)
Gain (loss) on cash flow hedges	—	(582)
Other	51	52
Comprehensive income (loss)	(15,944)	(12,617)
Less: net income (loss) attributable to noncontrolling interests	(175)	(213)
Less: comprehensive income (loss) attributable to noncontrolling interests	(1)	(1)
Comprehensive income (loss)	$(15,768)	$(12,403)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net income (loss)	$(13,403)	$(11,324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	25	(19)
(Gain) loss recognized on foreign currency transactions	5	—
(Gain) loss on sale of assets	1,125	—
Amortization of operating leases	5,414	5,523
Amortization of finance leases	10	8
Change in operating lease liabilities	(5,844)	(5,910)
Change in net deferred tax assets	157	11
Depreciation and amortization	4,205	4,639
Other amortization	505	400
Stock based compensation expense	678	443
Net changes in operating assets and liabilities:
Receivables	335	1,333
Prepaid and other assets	(99)	(2,142)
Payments for accrued pension	(171)	(171)
Accounts payable and accrued expenses	5,805	(1,656)
Film rent payable	(463)	(1,717)
Taxes payable	(295)	351
Deferred revenue and other liabilities	(759)	(1,321)
Net cash provided by (used in) operating activities	(2,770)	(11,552)
Investing Activities
Purchases of and additions to operating and investment properties	(1,926)	(1,527)
Contributions to unconsolidated joint ventures	(31)	—
Proceeds from sale of assets	9,594	—
Net cash provided by (used in) investing activities	7,637	(1,527)
Financing Activities
Repayment of borrowings	(11,124)	(1,116)
Repayment of finance lease principal	(10)	(8)
Capitalized borrowing costs	(90)	(154)
(Cash paid) proceeds from the settlement of employee share transactions	(1)	(131)
Net cash provided by (used in) financing activities	(11,225)	(1,409)
Effect of exchange rate on cash and restricted cash	(751)	(114)
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,109)	(14,602)
Cash and cash equivalents and restricted cash at the beginning of the period	15,441	34,979
Cash and cash equivalents and restricted cash at the end of the period	$8,332	$20,377

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$7,501	$14,628
Restricted cash	831	5,749
	$8,332	$20,377

Supplemental Disclosures
Interest paid	$4,858	$4,374
Income taxes (refunded) paid	106	57
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,475	3,127

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

The table below summarizes the results of operations for each of our business segments for the quarter ended March 31, 2024, and 2023, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Revenue:
Cinema exhibition	$41,271	$41,987
Real estate	4,933	5,065
Inter-segment elimination	(1,152)	(1,245)
	$45,052	$45,807
Segment operating income (loss):
Cinema exhibition	$(4,165)	$(4,612)
Real estate	890	1,006
	$(3,275)	$(3,606)

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Segment operating income (loss)	$(3,275)	$(3,606)
Unallocated corporate expense
Depreciation and amortization expense	(102)	(179)
General and administrative expense	(4,154)	(4,095)
Interest expense, net	(5,286)	(4,117)
Equity earnings of unconsolidated joint ventures	(25)	19
Gain (loss) on sale of assets	(1,125)	—
Other income (expense)	341	174
Income (loss) before income tax expense	$(13,626)	$(11,804)

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of our Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that our Company controls, and should be read in conjunction with our Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 (“2023 Form 10-K”). All significant intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

COVID-19 has materially impacted our business since the declaration of a global pandemic in March 2020. Having navigated mandated global closures during the pandemic, our cinema operations were, again, materially disrupted and materially adversely impacted by the 2023 strikes by the Writers Guild of America (WGA) and the American actors’ union SAG-AFTRA (Screen Actors Guild-American Federation of Television and Radio Artists) (SAG) over labor disputes with the Alliance of Motion Picture and Television Producers (AMPTP). Also, between March 2022 and July 2023, the Federal Reserve increased the Federal Funds rate from 0.25% to 5.5%, which represented the fastest interest rate tightening in U.S. history.

Due to these and other factors, we are experiencing, among other things, soft cinema revenues, increasing costs related to inventory, labor and utilities, and many of our U.S. cinemas are obligated to repay rent deferrals to our landlords as negotiated in 2020-2024. In addition, some of our cinemas are facing automatic rent increases. Cost-reduction efforts in our cinema operating segment continue, including, but not limited to, restricting essential operating expenditures to the minimum levels necessary, reducing employment and utilities costs, and minimizing capital outlays. We continue to work with our landlords to manage our rent obligations. We believe that our film revenues have been adversely impacted by decisions by major film distributors to delay the release of major motion pictures during the 2023 Hollywood Strikes and by the unavailability of actors to promote those pictures that were released during this period. These adverse impacts have carried over into our first quarter.

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

As of the end of the first quarter, 2024, we have $41.9 million of debt due in twelve months. At March 31, 2024, we have cash of $7.5 million and negative working capital of $114.6 million. In order to alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve-months, these loans need to be refinanced and our revenues and net income need to improve through improved operations and asset monetization.

In April 2024, we exercised our first option to extend our Union Square financing facility, extending the maturity date of that loan ($47.1 million at March 31, 2024) to May 6, 2025. We also obtained an extension of our NAB facility ($65.2 million at March 31, 2024), extending the maturity date of that loan to July 31, 2026. This extension also includes a bridge loan in the amount of AU$20.0 million, maturing on March 31, 2025, subject to prepayment obligations from the net sales proceeds of certain assets. We are in discussions with and believe that we will be able to reach mutually acceptable terms with respect to our Santander ($8.0 million, due second quarter of 2024), Cinemas 123 ($20.9 million, due third quarter of 2024) and our Westpac ($8.3 million, due first quarter of 2025) credit facilities.

We believe that the global cinema industry will continue to improve in the last half of 2024 and 2025. This belief underpins our forecasts and cash flow projections. Our forecasts rely upon, among other things, the market reception to current films such as Inside Out 2, Deadpool and Wolverine Despicable Me 4, the current industry movie release schedule, which demonstrates an increased number of movies to be released from the major studios and other distributors and an improvement in the quality of the movie titles, and the public’s demonstrable desire to attend movies in a theatrical environment. These named factors are both out of Management’s control and are material, individually and in the aggregate, to the realization of Management’s forecasts and expectations. In the event that our forecasts and cash flow estimates, and our reasonable refinancing expectations, do not come to fruition to the extent needed to provide sufficient funding, we are willing and able to pursue additional asset monetizations. Since 2021, we have demonstrated our ability to complete such real estate transactions.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2023, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. As noted above, the financial performance of our cinemas has been improving. This improved performance at an asset group level, and the impact of this performance on our impairment modelling, resulted in no impairment charges being recognized for the first three months of 2024. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2023. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Given the continuing improvements in trading conditions, no impairment charges were recorded in the first three months of 2024. Actual performance against our forecasts is dependent on several variables and conditions, including among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, cash flows from our overseas operations have been used to cover our domestic general and administrative costs, interest expense, and loss from our domestic cinema operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2024. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Due to the natural-hedge nature of our funding policy with respect to our operating costs, we have not historically used derivative financial instruments to hedge against the risk of foreign currency exposure. We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2024	December 31, 2023	March 31, 2023
Spot Rate
Australian Dollar	0.6524	0.6828	0.6704
New Zealand Dollar	0.5987	0.6340	0.6271
Average Rate
Australian Dollar	0.6572	0.6647	0.6841
New Zealand Dollar	0.6124	0.6145	0.6299

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2024	2023
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(13,228)	$(11,111)
Denominator:
Weighted average number of common stock – basic	22,348,994	22,114,927
Weighted average dilutive impact of awards	—	—
Weighted average number of common stock – diluted	22,348,994	22,114,927
Basic earnings (loss) per share	$(0.59)	$(0.50)
Diluted earnings (loss) per share	$(0.59)	$(0.50)
Awards excluded from diluted earnings (loss) per share	207,657	783,063

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first three months of 2024 and 2023.

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

Note 6 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at March 31, 2024 and December 31, 2023, is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Land	$59,696	$61,095
Building and improvements	201,096	205,821
Leasehold improvements	50,320	53,984
Fixtures and equipment	148,276	155,156
Construction-in-progress	4,335	4,290
Total cost	463,723	480,346
Less: accumulated depreciation	(209,914)	(217,929)
Operating property, net	$253,809	$262,417

Depreciation expense for operating property was $4.1 million for the three months ended March 31, 2024, and $4.6 million for three months ended March 31, 2023.

Investment and Development Property, net

Our investment and development property as of March 31, 2024 and December 31, 2023, is summarized below:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Land	$3,642	$3,856
Construction-in-progress (including capitalized interest)	4,711	4,933
Investment and development property	$8,353	$8,789

Construction-in-Progress – Operating and Investment Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the three months ended March 31, 2024, are shown below:

(Dollars in thousands)	Balance, December 31, 2023	Additions during the period	Completed during the period	Foreign currency translation	Balance, March 31, 2024
Courtenay Central development	6,412	—	—	(355)	6,057
Cinema developments and improvements	1,658	88	(35)	(14)	1,697
Other real estate projects	1,153	316	(156)	(21)	1,292
Total	$9,223	$404	$(191)	$(390)	$9,046

2024 Real Estate Monetizations

Beginning in 2020, we have on an ongoing basis reviewed our various real estate holdings in light of the fact that our cash flow from cinema operations has been adversely affected initially by the governmentally mandated cinema closings ordered in response to the COVID-19 pandemic and then by the lengthy 2023 Hollywood Strikes, and that our overall cash flow continues to be adversely affected by unprecedented increases in interest rates and the impact of inflation and government mandated labor cost increases on our cost of goods sold and cost of operations. Until cinema revenues return to normal and interest rates reduce, other sources of cash will be needed to support our operations and limited funds will be available for capital investment in our properties. Between the fourth quarter of 2020 and the fourth quarter of 2023, we classified as assets held for sale disposal groups and thereafter monetized the following real estate assets: The Auburn/Redyard Entertainment Themed Center (“ETC”), Manukau (land), Coachella (land), the Royal George Theatre, our property in Maitland, New South Wales, our Invercargill, New Zealand cinema and associated ancillary land, and our office building in Culver City (sold in February 2024). A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or multiple assets. As of December 31, 2023, we classified as assets held for sale our approximately 26.6 acre parcel of industrial land in Williamsport, Pennsylvania, historically used as a rail yard.

Discussed below are those real estate transactions affecting the presentation in our consolidated balance sheet as of March 31, 2024 and 2023, and the profitability determination in our consolidated statements of income for the three months ended March 31, 2024, and 2023.

Culver City, Los Angeles

In May 2023, we classified our Culver City administrative building, commonly known as 5995 Sepulveda Blvd., as held for sale. Our book value (as opposed to fair value) of the property was $10.8 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. The disposal group consisted of land, a building and various leasehold improvements. The sale was completed on February 23, 2024. The proceeds were used to discharge the $8.3 million first mortgage which the property was encumbered with.

The loss on sale of this property is calculated as follows:

March 31
(Dollars in thousands)	2024
Sales price	$10,000
Net book value	(10,800)
Loss on sale, gross of direct costs	(800)
Direct sale costs incurred	(325)
Loss on sale, net of direct costs	$(1,125)

Disposal Groups Held for Sale

2483 Trenton Avenue, Williamsport, Pennsylvania

In June 2023, we classified our approximately 26.6-acre industrial property at 2483 Trenton Avenue, Williamsport, Pennsylvania, as held for sale at the lower of cost and fair value less costs to sell. The current book value (as opposed to fair value) of the property is $460,000. The property is part of our historic railroad operations, consisting of land and an 18,000 square foot industrial building, and certain rail bed improvements. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months. The property is unencumbered by debt.

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

As Lessee

We have operating leases for certain cinemas, and finance leases for certain equipment assets. Our leases have remaining lease terms of 1 to 25 years, with certain leases having options to extend up to a further 20 years. Lease payments for our cinema operating leases consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$8
Interest on lease liabilities	1	—
Operating lease cost	7,801	8,208
Variable lease cost	511	271
Total lease cost	$8,323	$8,487

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$11	$9
Operating cash flows for operating leases	7,391	8,435
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$172,201	$181,542
Operating lease liabilities - current portion	22,198	23,047
Operating lease liabilities - non-current portion	171,793	180,898
Total operating lease liabilities	$193,991	$203,945
Finance leases
Property plant and equipment, gross	225	232
Accumulated depreciation	(152)	(177)
Property plant and equipment, net	$73	$55
Other current liabilities	41	40
Other long-term liabilities	32	43
Total finance lease liabilities	$73	$83

Other information
Weighted-average remaining lease term - finance leases	2	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.63%	4.62%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2024	$30,740	$44
2025	28,928	34
2026	26,990	—
2027	24,215	—
2028	21,433	—
Thereafter	116,048	—
Total lease payments	$248,354	$78
Less imputed interest	(54,363)	(5)
Total	$193,991	$73

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

Lease income relating to operating lease payments was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Components of lease income
Lease payments	$2,701	$2,636
Variable lease payments	144	187
Total lease income	$2,845	$2,823

The book value of underlying assets under operating leases from owned assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Building and improvements
Gross balance	$125,323	$127,222
Accumulated depreciation	(23,414)	(23,270)
Net Book Value	$101,909	$103,952

The minimum contractual rent payments due on our leases were as follows:

(Dollars in thousands)	Operating leases
2024	$7,105
2025	9,461
2026	7,910
2027	7,131
2028	7,048
Thereafter	22,326
Total	$60,981

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2024, and December 31, 2023.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2023	$20,311	$5,224	$25,535
Foreign currency translation adjustment	(864)	—	(864)
Balance at March 31, 2024	$19,447	$5,224	$24,671

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2024. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2024, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Impacts on our Business Due to the COVID-19 Pandemic, the 2023 Hollywood Strikes, the Dramatic Interest Rate Rise and Increased Operating Costs, together with our Company’s Resources.

The tables below summarize intangible assets other than goodwill, as of March 31, 2024, and December 31, 2023, respectively.

	As of March 31, 2024
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$11,247	$9,024	$4,363	$24,634
Less: Accumulated amortization	(11,070)	(7,997)	(3,615)	(22,682)
Less: Impairments	—	—	(8)	(8)
Net intangible assets other than goodwill	$177	$1,027	$740	$1,944

	As of December 31, 2023
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$11,283	$9,024	$4,400	$24,707
Less: Accumulated amortization	(11,089)	(7,961)	(3,611)	(22,661)
Less: Impairments	—	—	(8)	(8)
Net intangible assets other than goodwill	$194	$1,063	$781	$2,038

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2024

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Beneficial lease amortization	$21	$15
Other amortization	60	53
Total intangible assets amortization	$81	$68

Note 9 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2024, and December 31, 2023:

		March 31,	December 31,
(Dollars in thousands)	Interest	2024	2023
Rialto Cinemas	50.0%	$764	$848
Mt. Gravatt	33.3%	3,775	3,908
Total investments		$4,539	$4,756

For the quarter ended March 31, 2024 and 2023, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Rialto Cinemas	$(68)	$(41)
Mt. Gravatt	43	60
Total equity earnings	$(25)	$19

Note 10 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Prepaid and other current assets
Prepaid expenses	$1,907	$1,813
Prepaid taxes	597	802
Income taxes receivable	245	—
Deposits	302	249
Investments in marketable securities	18	17
Total prepaid and other current assets	$3,069	$2,881
Other non-current assets
Other non-cinema and non-rental real estate assets	674	674
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,426	7,445
Long-term deposits	10	8
Total other non-current assets	$8,948	$8,965

Note 11 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was 1.6% and 4.1% for the three months ended March 31, 2024 and 2023, respectively. The difference is primarily due to an increase in reserve for unrecognized tax benefits in 2024. The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 12 – Borrowings

Our Company’s borrowings at March 31, 2024 and December 31, 2023, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2024
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,228	9.58%	9.58%
Bank of America Credit Facility (US)	August 18, 2025	17,750	17,750	17,665	11.50%	11.50%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2024	20,928	20,928	20,739	8.83%	8.83%
Minetta & Orpheum Theatres Loan (US)	June 1, 2024	8,000	8,000	7,984	7.00%	7.00%
Union Square Financing (US)(2)	May 6, 2024	55,000	47,141	47,087	12.52%	12.52%
Purchase Money Promissory Note (US)	September 18, 2024	393	393	393	5.00%	5.00%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)(2)	July 31, 2025	65,240	65,240	65,162	6.10%	6.10%
Westpac Bank Corporate (NZ)	January 1, 2025	8,286	8,286	8,286	8.20%	8.20%
		$203,510	$195,651	$194,544

(1)Net of deferred financing costs amounting to $1.1 million.

(2)This facility was amended after March 31, 2024. See the discussion below.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2024.

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

(2)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2023.

(3)This financing facility was extended after December 31, 2023.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	March 31,	December 31,
Balance Sheet Caption (Dollars in thousands)	2024	2023
Debt - current portion	$41,464	$34,484
Debt - long-term portion	125,459	146,605
Subordinated debt - current portion	393	586
Subordinated debt - long-term portion	27,228	27,172
Total borrowings	$194,544	$208,847

Bank of America Credit Facility

Our Bank of America facility was amended on March 27, 2024, to among other terms and conditions, (i) extend the Maturity Date to August 18, 2025, (ii) require a $275,000 principal paydown, (iii) eliminate the minimum liquidity covenant, (iv) reduce the principal amortization amounts and provide a principal holiday period, and (v) require certain paydowns on the sale of certain real estate assets. Interest is charged at 3.0% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest at a rate of 0.5% commenced on January 1, 2024, and will continue until December 31, 2024, increasing to 1.5% on January 1, 2025, until the facility is repaid in full. This loan is subject to mandatory prepayment out of a portion of the net proceeds realized by us in the event that we determine to sell certain specified assets.

Minetta and Orpheum Theatres Loan

On November 1, 2023, our $8.0 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, matured. On January 26, 2024, we extended this loan for a further six months to June 1, 2024, while a full refinancing is pursued.

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

Union Square Financing

On May 7, 2021, we closed on a new three year $55.0 million loan facility with Emerald Creek Capital secured by our 44 Union Square property and certain limited guarantees. Following the phase out of LIBOR, the facility bears a variable interest rate of TERM SOFR plus 6.9% and includes provisions for a prepaid interest and property tax reserve fund. On April 23, 2024, we executed the first 12 month extension on this loan, taking the maturity to May 6, 2025. The loan has one remaining 12-month option to extend, and may be repaid at any time, without the payment of any premium. As this option is within our control, we will continue to keep the loan classified as long-term.

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

U.S. Corporate Office Term Loan

We repaid this $8.4 million loan in full in February 2024, with a portion of the proceeds from the sale of our Culver City office building.

Debt denominated in foreign currencies

Westpac Bank Corporate Credit Facility (NZ)

Our Westpac Corporate Credit Facility for NZ$13.8 million matures on January 1, 2025. The facility currently carries an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively. Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the quarter ending March 31, 2024.

Australian NAB Corporate Term Loan (AU)

Prior to March 31, 2024, our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matured on July 31, 2025. It currently consists of (i) a AU$100.0 million Corporate Loan facility at 1.75% above BBSY, of which AU $60.0 million is revolving and AU$40.0 million is core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.9% per annum.

On April 4, 2024, we amended this facility, which now matures on July 31, 2026. As part of the amendment, we obtained an additional AU$20.0 million corporate loan facility which matures on March 31, 2025 (or earlier, upon the sale of certain assets), and modified certain covenants. We are also required, from March 31, 2025, to make quarterly repayments of AU$1.5 million against the AU$100.0 million Corporate Loan facility, until maturity date, representing permanent reductions in that facility’s ceiling. The bank guarantee facility was reduced to AU$3.0 million.

Note 13 – Other Liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Current liabilities
Lease liability	$5,900	$5,900
Accrued pension	525	684
Security deposit payable	70	74
Finance lease liabilities	41	40
Other	33	33
Other current liabilities	$6,569	$6,731
Other liabilities
Lease make-good provision	5,929	6,050
Accrued pension	2,678	2,646
Deferred rent liability	1,273	1,314
Environmental reserve	1,656	1,656
Acquired leases	1	2
Finance lease liabilities	32	43
Other non-current liabilities	$11,569	$11,711

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 13 – Pension and Other Liabilities in our 2022 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $3.2 million on March 31, 2024. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the three months ended March 31, 2024, and 2023. Our pension plan is unfunded.

During the quarter ended March 31, 2024, the interest cost was $44,000, and the actuarial loss was $52,000. During the quarter ended March 31, 2023, the interest cost was $50,000, and the actuarial loss was $52,000.

Note 14 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Total
Balance at January 1, 2024	$(986)	$(18)	$(1,669)	$(2,673)

Net current-period other comprehensive income (loss)	(2,592)	2	52	(2,538)
Balance at March 31, 2024	$(3,578)	$(16)	$(1,617)	$(5,211)

Note 15 – Commitments and Contingencies

Litigation Matters

We are currently involved in certain legal proceedings and, to the extent required, have accrued estimates of probable and estimable losses for the resolution of these claims, including legal costs.

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

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Australian Country Cinemas, Pty Ltd	$60	$76
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(327)	(165)
Noncontrolling interests in consolidated subsidiaries	$(269)	$(91)

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Australian Country Cinemas, Pty Ltd	$(13)	$10
Shadow View Land and Farming, LLC	—	—
Sutton Hill Properties, LLC	(162)	(223)
Net income (loss) attributable to noncontrolling interests	$(175)	$(213)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2024	20,664	$237	1,681	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(13,228)	—	—	(13,228)	(175)	(13,403)
Other comprehensive income, net	—	—	—	—	—	—	—	(2,538)	(2,538)	(3)	(2,541)
Share-based compensation expense	—	—	—	—	678	—	—	—	678	—	678
Restricted Stock Units	9	—	—	—	(2)	—	—	—	(2)	—	(2)
At March 31, 2024	20,673	$237	1,681	$17	$156,078	$(92,717)	$(40,407)	$(5,211)	$17,997	$(269)	$17,728

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2023	20,410	$235	1,680	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(11,111)	—	—	(11,111)	(213)	(11,324)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,293)	(1,293)	(1)	(1,294)
Share-based compensation expense	—	—	—	—	443	—	—	—	443	—	443
Restricted Stock Units	89	—	—	—	(132)	—	—	—	(132)	—	(132)
At March 31, 2023	20,499	$235	1,680	$17	$154,095	$(59,927)	$(40,407)	$(3,250)	$50,763	$209	$50,972

Note 17 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

2020 Stock Incentive Plan

On November 4, 2020, the Company enacted the 2020 Stock Incentive Plan, which was also approved by the Company’s stockholders on December 8, 2020 (as amended, the “2020 Plan”). Under the 2020 Plan, the number of permitted authorized shares for issuance was originally set at 1,250,000, plus any shares reserved for awards outstanding under the 2010 Plan that were subsequently forfeited (for instance, through a then outstanding out of the money option) or if the related shares are repurchased, a corresponding number of shares would automatically become available for issuance under the 2020 Plan. On December 7, 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved the First Amendment to the 2020 Stock Incentive Plan, increasing the number of Class A Common Stock reserved for issuance under the 2020 Plan by an additional 971,807 shares.

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At March 31, 2024, there were 1,468,375 shares of Class A Common Stock available for issuance under the 2020 Plan, which includes shares from the 2010 Plan that become available for issuance due to the forfeiture of then outstanding out of the money stock options.

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

Stock options to purchase 207,657 shares of Class A Common Stock were issued to the Board of Directors upon their reelection to the Board in December 2023 for their services for their 2024 term. No other stock options were granted in 2023 or during the first quarter of 2024.

For the three months ended March 31, 2024, and 2023, we recorded a compensation expense of $49,000 and $9,000, respectively, with respect to our prior stock option grants. At March 31, 2024, the total unrecognized estimated compensation expense related to non-vested stock options was $147,000, which we expect to recognize over a weighted average vesting period of 0.75 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at March 31, 2024, was nil, as the closing price of our Class A Common Stock on that date was $1.82.

The following table summarizes the number of options outstanding and exercisable as of March 31, 2024, and December 31, 2023:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2022	327,498	$15.87	1.24	$—
Granted	207,657	1.92	—	—
Exercised	—	—	—	—
Forfeited	(122,376)	—	—	—
Balance - December 31, 2023	412,779	$14.19	1.79	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(205,122)	—	—	—
Balance - March 31, 2024	207,657	$1.92	9.69	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of March 31, 2024:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	March 31, 2024	March 31, 2024	March 31, 2024

Opening balance	265,755	793,353	1,059,108	839,176	156,278	63,654

April 18, 2022	—	428,899	428,899	75,721	306,638	46,540
December 15, 2022	73,683	—	73,683	73,683	—	—
April 11, 2023	—	413,536	413,536	—	404,504	9,032
April 21, 2023	—	237,719	237,719	—	229,194	8,525
April 28, 2023	—	20,427	20,427	—	20,427	—

Total	339,438	1,893,934	2,233,372	988,580	1,117,041	127,751

Time vested RSU awards to management typically vest 25% on the anniversary of the grant date and the remainder over a period of four years. Beginning in 2020, a performance component has been added to certain of the RSUs granted to management, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two vesting structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. On April 11 and April 21, 2023, the Board of Directors determined that our Company was not in a position to pay cash bonuses that would otherwise have been earned by certain members of management under our Company’s Incentive Compensation Plan for 2022, and authorized the issuance in lieu of such cash bonuses 85,139 RSUs, vesting on April 11, 2024 and 52,360 RSUs, vesting on April 21, 2024.

For the three months ended March 31, 2024, and 2023, we recorded compensation expense of $628,000 and $434,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $3.0 million as of March 31, 2024, which we expect to recognize over a weighted average vesting period of 1.29 years.

Stock Repurchase Program

Our Stock Repurchase Program expired on March 10, 2024. No stock has been repurchased by our Company since March 10, 2020.

Note 18 – Hedge Accounting

As of March 31, 2024, and December 31, 2023, our Company held no derivative instruments. The Company held interest rate derivatives in the first quarter of 2023. The changes in fair value of that instrument were recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter ended March 31, 2024 and March 31, 2023, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives
		Three Months Ended March 31
		2024	2023
Interest rate contracts	Interest expense	$—	$(564)
Total		$—	$(564)

(Dollars in thousands)	Amount
	Three Months Ended March 31
	2024	2023
Interest rate contracts	$—	$18
Total	$—	$18

Line Item	Amount
	Three Months Ended March 31
	2024	2023
Interest expense	$—	$(564)
Total	$—	$(564)

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

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2024, and December 31, 2023, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2024
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$167,345	$—	$—	$168,391	$168,391
Subordinated debt	28,306	—	—	27,771	27,771
	$195,651	$—	$—	$196,162	$196,162

		Fair Value Measurement at December 31, 2023
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$181,801	$—	$—	$148,325	$148,325
Subordinated debt	28,499	—	—	27,832	27,832
	$210,300	$—	$—	$176,157	$176,157

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of March 31, 2024, and December 31, 2023.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of March 31, 2024, and December 31, 2023, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter ended March 31, 2024, and March 31, 2023.

Note 20 – Subsequent Events

On April 4, 2024, we executed an amendment to our NAB facility, and on April 23, 2024, we exercised the first of our two 12-month extension options on our Union Square facility. See Note 12.

In April 2024, our Board of Directors authorized management to enter into an AU$20 million bridge loan with NAB, due on March 31, 2025, to be repaid from the proceeds of a sale of our Cannon Park ETC and authorized management to proceed with the sale of that property.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2023 Form 10-K, Part 1 – Financial Information, Item 1A and the Risk Factors set out below.

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The MD&A should be read in conjunction with our consolidated financial statements and related notes in this Report.

Business Overview & Updates

We continue to be optimistic about the current trajectory of our cinema business and the cinema industry as a whole. Although we remain positive, we are currently, and have in recent years, been impacted by multiple factors, such as COVID-19, the 2023 Hollywood Strikes and current macroeconomic situations. These factors are largely beyond our control, and continue to adversely impact the profitability of our global cinema segment when compared to pre-pandemic levels:

•Cinema patronage levels that have not yet returned to the pre-pandemic levels;

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

•Labor costs continue to increase due to inflation and labor shortages and government mandates;

•Increased fixed costs for third party cinema rents, some of which are increasing due to fixed rent escalations, some of which are fixed and some of which are adjusted by reference to changes in the cost of living index, which are exacerbated by having to also pay our COVID-19 related rent deferrals for the periods of time when our operations were closed or restricted;

•Reserve banks in the U.S., Australia and New Zealand have increased interest rates causing our cost of borrowing to increase materially; and

•Declines in exchange rates for the Australian and New Zealand currencies when compared to the U.S. Dollar.

In addition to the above factors influencing the revenue streams of our global cinema business, we are closely monitoring the repercussions of the 2023 Hollywood strikes on our operations. While we celebrated the resolution of the strikes, we acknowledge that their aftermath will continue to impact our global cinema business throughout 2024, primarily due to production delays and the rescheduling of theatrical release dates. Several notable titles initially slated for 2024 have been postponed to 2025, including Captain America: Brave New World, Thunderbolts, Disney’s Snow White, Elio, Mission: Impossible 8, SpongeBob SquarePants, and James Cameron’s eagerly awaited Avatar sequel. However, the remaining 2024 film lineup remains robust, featuring highly anticipated releases that are expected to continue driving audiences to our big screens, including: Inside Out 2, Deadpool & Wolverine, Joker: Folie a Deux, Wicked, and Gladiator 2.

Despite the above factors, we believe that with (i) the re-recognition by the major studios, and other distributors, including streamers such as Amazon and Apple, of the economic importance of the theatrical release of movies, (ii) the increasing quantity and quality of films being released to the cinemas compared to pandemic levels and (iii) the expansion of certain movie audiences (such as audiences for concert films and faith based films), the long term prospects for our industry are positive. Still, it is generally recognized that there are currently too many cinemas in the U.S., and we are reviewing and culling our poor performers where possible. Fortunately, most of our cinemas are in strong markets which are not, in our view, over-screened and we believe that oversupply is less of an issue in post-pandemic Australia and New Zealand. We have confidence that in the next few years, we will return to being able to again use our cinema cash flow to support our real estate development activities.

We are continuing to address the challenges of the post-COVID world. For instance, we are (i) increasing and improving our automated and self-service options at the cinema level to reduce labor costs, (ii) continuing to focus on our food and beverage offerings and now have liquor licenses for every U.S. cinema, and (iii) continuing to expand our alternative content program with the intention of attracting a broader and more diversified range of patrons.

We are also continuing to reduce our fixed costs of operation by closing non-performing cinemas upon the expiration of their current lease terms. In addition, in light of potential impacts to the movie release schedule in the next few years due to the 2023 Hollywood Strikes, we are in the process of seeking occupancy relief from existing cinema landlords.

In the beginning of 2024, recognizing a reduction in our corporate demand for administrative space, we streamlined our operations by divesting our administrative building in Culver City, California. This strategic move freed up approximately $1.2 million in cash reserves after covering mortgage settlements, brokerage commissions, and transactional fees. It is our expectation that this asset disposition will yield savings of approximately $1.5 million in operational and holding expenses between now and the end of 2025.

Additionally, we anticipate sustained improvements in the operational performance of our cinemas as our global circuit continues its recovery. One driving factor for this optimism is the ongoing expansion and refinement of our F&B menus. Notably, as mentioned above, in 2023, our U.S. circuit became 100% licensed for the sale of liquor, beer and wine. Looking ahead, we are committed to obtaining liquor licenses and enriching our F&B offerings across our circuits in Australia and New Zealand. This strategic focus underscores our dedication to enhancing the overall cinema experience for our valued customers.

Recent Box Office Improvements

Despite the impact from the 2023 Hollywood Strikes, the end of the first quarter of 2024 delivered stronger box office results. Audiences were treated to the eagerly anticipated return of beloved franchises, with highlights including the success of Dune: Part Two. Surpassing its predecessor's performance from 2021, Dune: Part Two has soared to over $710 million in worldwide grosses, solidifying its place as one of the most successful IMAX releases of all time. Adding to the excitement, after an eight-year hiatus, the fourth installment of the Kung Fu Panda franchise delighted audiences worldwide. Kung Fu Panda 4 has generated over $529 million in worldwide grosses, pushing the franchise past the $2 billion mark and securing its position as the seventh highest-grossing animated franchise ever. Further bolstering the box office of Q1 2024 was the highly anticipated biopic, Bob Marley: One Love. Premiering on February 14th, the film made history as the highest-grossing Valentine’s Day opener ever, pulling in over $14 million in domestic grosses on its debut. As of today, Bob Marley: One Love has amassed over $177 million in worldwide grosses. Finishing off the first quarter of 2024, Godzilla x Kong: The New Empire has also generated over $558 million in worldwide grosses since its release on March 29.

The success of these films not only bolsters our confidence in the enduring strength of the global cinema industry but also underscores its resilience in the face of persistent challenges, including rescheduled release dates, labor shortages, supply chain disruptions, and escalating costs. The unwavering enthusiasm of moviegoers for the cinematic experience has been instrumental in driving this success. As we venture into the second quarter of the year, we are poised to capitalize on this momentum with another compelling movie lineup. Audiences can anticipate a diverse range of releases, including Inside Out 2, The Garfield Movie, A Quiet Place: Day One and Bad Boys: Ride or Die.

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

We recognize that the lingering effects of the pandemic on the office leasing market in New York City, coupled with the slow pace of the “return to office” effort, have presented challenges in finding an office tenant for the space at 44 Union Square. As a result, we are also exploring non-office and alternative uses for the remaining space within the building. To bolster our efforts, we recently engaged George Comfort & Sons as our exclusive leasing broker for the remaining space. Leveraging their esteemed reputation and extensive experience in New York City real estate, we are optimistic about their ability to bring fresh perspectives and innovative strategies to attract tenants to 44 Union Square. We remain prepared for any leasing opportunities that may arise. With mortgage financing already secured for the project, we are well-positioned to cover leasing and tenant improvement costs upon securing a tenant.

As of March 31, 2024, all of our tenants were currently open for business at our Australian and New Zealand properties. Most of the rentable retail portions of our Courtenay Central location in New Zealand continue to be closed due to seismic concerns, however one tenant remains open and trading. Furthermore, there is also one tenant trading on our Wakefield property. Our open land areas in Wellington are generating parking revenues.

Our development endeavors have largely been put on hold (other than advancing certain predevelopment work). Our limited capital expenditures during 2023 and the first quarter of 2024 have been largely focused on the enhancement of our existing cinemas.

With respect to our assets in Wellington, New Zealand, we were approached by the Wellington City Council (“WCC”) in late 2022 about accelerating the redevelopment of our cinema and retail property known as Courtenay Central. For approximately 18 months, we engaged with representatives of the WCC about a transaction that would accelerate the redevelopment of our Courtenay Central building. While we were able to negotiate an agreement that was approved by the WCC and which would have facilitated financing for the initiation of the project, that agreement required the negotiation of definitive additional documentation. After months of negotiating that documentation and believing that we had substantively finished it in all material respects, negotiations were purportedly terminated by the WCC on a unilateral basis without warning. Following this, the Company is reassessing its options with respect to all of our real estate holdings in Wellington.

Company Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 61 cinemas as of March 31, 2024.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

We believe these two business segments complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As a result of COVID-19, we relied more upon income from our real estate assets, and tapped into the imbedded value in those assets, to support our Company through the COVID-19 crisis. As the residual COVID-19 and the 2023 Hollywood Strikes impacts continue to subside, quality film product will improve and entice patrons to return to our cinemas, reaffirming our belief that we will once again be able to rely on the cash flows generated by our cinema portfolio.

Despite the fact that our global cinema segment is improving at an income level, in light of our upcoming liquidity needs due to debt maturities, we have identified certain real estate assets to monetize to support our liquidity needs and will be exploring the monetization of other properties to the extent our liquidity needs require. We are steadfast in our belief that our two-pronged, diversified international business strategy will keep carrying our Company through these difficult times as we continue to navigate the uncertainty and challenges posed by the recent macroeconomic obstacles. See Note 3 – Impacts on our Business Due to the COVID-19 Pandemic, the 2023 Hollywood Strikes, the Dramatic Interest Rate Rise and Increased Operating Costs, together with our Company’s Resources, above.

Key Performance Indicators

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total Food & Beverage Revenues on a post-tax basis divided by our attendance during a specific period.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of March 31, 2024, we have a total of 39 theater locations with elevated food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy). We use F&B SPP as a measure of our food and beverage operational performance as compared to that of our competitors. Although the profitability of our food and beverage operations is influenced by numerous factors, including labor and cost of goods, F&B SPP serves as an indicator of our ability to achieve consistent strong top-line performance. In addition, F&B SPP highlights our ability to optimize revenue by effectively promoting and selling supplementary products to our customers during each visit. Moreover, this metric assists in evaluating how well we can differentiate our F&B offerings from our competitors. Management in turn uses F&B SPP to adjust food and beverage pricing strategies at our individual theaters, measure the effectiveness of promotional marketing initiatives, optimize menu offerings, and to ensure price barriers are not created for our attendance.

Average Ticket Price Per Patron

An additional key performance indicator utilized by management in our cinema segment is Average Ticket Price (“ATP”) Per Patron, which is calculated based on our total Box Office Revenues on a post-tax basis divided by our attendance during a specific period. ATP serves to measure our operational cinema performance when compared to that of our competitors. ATP is a useful metric for evaluating our ability to achieve a strong top line performance, gauging the effectiveness of our cinemas’ pricing strategies and our ability to draw back audiences to our theaters. Management uses ATP to adjust and inform ticket pricing schemes for our individual theaters, measure the effectiveness of our content programming, and ensure that price barriers are not created for core guests.

Real Estate Key Performance Indicators

The key performance indicators used by management in our real estate segment with respect to our properties held for rent (other than our Live Theatres) are net operating income, occupancy factor (the percentage of the net rentable area of our properties that is leased) and average lease duration. Set forth in the table below are a comparison of these indicators for our first quarter 2024 compared to our first quarter 2023. As a matter of clarification, we do not include in our calculation of net rentable area available for lease any space that is closed for renovation or redevelopment (such as our Courtenay Central property).

In the case of our Live Theatres, with respect to key performance indicators, we primarily look to the live theater rental revenue and ancillary income from the theatres.    This key performance indicator represents box office revenues less amounts paid to producers for license fee settlements, plus ancillary income earned by us from certain theater operations. Our live theater rental revenue and ancillary income for the first quarter 2024 was $413,402 and was $339,364 for the first quarter 2023.

In the case of our development properties (such as 44 Union Square in New York City and our various properties in Wellington, New Zealand) we do not have specific key performance standards to compare performance from period to period.  Rather we look to budgets and projections and compare actual results to budgeted or projected results from time to time.

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses through various subsidiaries under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, and Consolidated Theatres brands.

•in Australia, under the Reading Cinemas, Angelika Cinemas, the State Cinema by Angelika, and for our one unconsolidated joint venture theatre, Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and our two unconsolidated joint venture theatres, Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of March 31, 2024.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count(3)	Count	Leased	Owned	Operating Brands
United States	Hawaii	6	74	6		Consolidated Theatres
	California	6	72	6		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	2	13	2		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	20	198	19	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	6	0	Reading Cinemas
	Queensland	7	64	4	3	Reading Cinemas, Angelika Cinemas, Event Cinemas(1)
	Western Australia	4	27	3	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	30	226	26	4
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1	0	Reading Cinemas
	Bay of Plenty	1	5	0	1	Reading Cinemas
	Hawke's Bay	1	4	0	1	Reading Cinemas
	New Zealand Total	11	67	7	4
GRAND TOTAL		61	491	52	9

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)Our total location counts as of March 31, 2024, reflects all operating cinemas, including (i) the Angelika Cinemas at South City Square in Australia, which opened on August 24, 2023, (ii) the Reading Cinemas at Busselton in Australia, which opened on September 22, 2023, (iii) the Reading Cinemas at Courtenay Central in New Zealand, which remains closed for seismic issues and (iv) two underperforming Consolidated Theatres in Hawaii were closed, as of July 9, 2023 and July 31, 2023, respectively, one underperforming Reading Cinemas in Northern California closed on November 1, 2023, and one underperforming Reading Cinemas in New Zealand was closed on May 7, 2023.

Our cinema revenues consist primarily of cinema ticket sales, F&B sales, screen advertising, gift card sales, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) operating costs, such as employment costs and utilities, and (iii) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality first run films and the number of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2023 Form 10-K. We now present a discussion of recent material developments.

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of March 31, 2024, were as follows:

•Armadale, Western Australia, Australia: On January 13, 2023, we took over an existing six-screen cinema in Armadale, Australia, a suburb of Perth in Western Australia.

•South City Square, Brisbane, Australia: On August 24, 2023, we launched our first-ever Angelika Cinemas outside of the United States at South City Square in Woolloongabba, Brisbane. The location operates as an eight-screen complex, featuring elevated food and beverage offerings (including alcoholic beverages) and recliner seating.

•Busselton, Western Australia, Australia: On September 22, 2023, we opened a five-screen complex in the newly expanded Busselton Central Shopping Centre precinct of Busselton, Western Australia. The state-of-the-art complex features a TITAN LUXE screen, elevated food and beverage offerings, and recliner seating.

Our Board has authorized management to proceed with the negotiation of leases for one new state-of-the-art cinema, located in Noosa, Queensland, Australia.

Cinema Upgrades

As of March 31, 2024, the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	61	491
IMAX	1	1
TITAN XC and TITAN LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	17	45
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	17	n/a
Premium Seating (features recliner seating)	33	198
Liquor Licenses (5)	46	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of today, we have liquor licenses in 100% of our cinemas operating in the U.S. In Australia, 72% of our cinemas are licensed and we have three liquor licenses pending. In New Zealand, 33% of our cinemas are licensed and we have two liquor licenses pending.

Recent Enhancements

United States

•Renovation Work: As of March 31, 2024, we have converted 110 of our 198 U.S. auditoriums to luxury recliner seating. We have an agreement in place with our landlord at the Dallas Angelika for a complete remodel of that cinema.

Australia and New Zealand

•Rouse Hill renovation: Reading Cinema Rouse Hill will undergo a lease obligated refurbishment focusing on the foyer, concessions, including the introduction of hot food offerings, and the addition of another all reclining Premium auditorium. The Preliminary drawings have been completed and will develop into a construction set for project/lessor approval, building consents and tender.

•Angelika Film Centre, South City Square: Australia’s first Angelika opened on August 24, 2023 in the Woolloongabba (Queensland) South City Square development. The complex offers eight screens, all reclining seating, and exceptional hot food and liquor offerings.

•Other Cinema Upgrades: In addition, during the three-year period 2021 to 2023, we have improved Sunbury and State Cinema in Australia, as well as some non-lease driven renovations at Rouse Hill in New South Wales, Australia.

During 2024, we will continue to focus on the enhancement of our proprietary online ticketing and Food & Beverage capabilities, together with improving and expanding our social media platforms and interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products that we are offering.

Cinema Closures

On May 7, 2023, The Hutt Pop-Up in New Zealand was permanently closed due to the expiration of our lease for that location. We chose not to continue the cinema as it was only brought online as a “pop up” to address a temporary opening in the market. During 2023, we have also closed and terminated our lease agreements at two underperforming Consolidated Theatre locations in Hawaii (Koko Marina Center and Queen Kaahumanu Center) and a Reading Cinemas in California (Rohnert Park). One cinema was on a month-to-month arrangement and the other two were at the end of their respective terms. The decision to terminate these three venues was based on our belief that none of these locations could be operated profitably in the current environment on any meaningful rent paying basis at the rents being demanded by their respective landlords.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. In addition to owning the fee interests in nine of our cinemas (as presented in the table under Cinema Exhibition Overview), as of March 31, 2024, we:

•own our 44 Union Square property in Manhattan comprised of retail and office space which is currently in the lease-up phase. The cellar, ground floor, and second floor of the building are now fully leased to Petco, which is in occupancy of its premises on a full rent paying basis.

•own and operate three ETCs known as Newmarket Village (in a suburb of Brisbane), The Belmont Common (in a suburb of Perth), and Cannon Park (in Townsville) in Australia. We also own Courtenay Central (in Wellington) in New Zealand, which we historically operated as an ETC;

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

•own an approximately 26.6-acre property in Williamsport, Pennsylvania, which is currently being held for sale; and

•own approximately 201-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia;

For a breakdown of our real estate assets, made current by our discussion below, please refer to Part I, Item 1 – Our Business of our 2023 Form 10-K. We now present a discussion of recent material developments.

Value-creating Opportunities

While the COVID-19 pandemic significantly impacted the global cinema industry and necessitated capital conservation to sustain our cinema operations, resulting in delays in executing many of our Company’s real estate development plans, we are now actively refocusing on advancing these initiatives as we continue to operate in post-pandemic era. Our commitment to the prudent development of our real estate assets remains steadfast, and we are dedicated to leveraging this post-pandemic period to go forward with our strategic real estate endeavors.

United States:

•44 Union Square Redevelopment (New York, N.Y.) – On January 27, 2022, we finalized a long-term lease agreement with Petco, securing occupancy of the cellar, ground floor, and second floor of the building, amounting to 42% of the leasable area. Petco commenced full-rent, cash-paying occupancy and officially opened its doors to the public on June 1, 2023. During mid-March 2024, we engaged George Comfort & Sons as our exclusive leasing broker for the remaining space at 44 Union Square. Originally designated for office use, the property's striking presence in Union Square, coupled with the resurgence of foot traffic in the area, and its exceptional branding potential, prompt us to explore a spectrum of uses beyond traditional office tenants. This includes consideration for short-term and special-purpose arrangements. While we cannot guarantee the successful leasing of the remaining space, we are optimistic that George Comfort & Sons, well known for their extensive experience in New York City real estate, will bring a fresh perspective and innovative strategies to activate the remaining space at 44 Union Square.

•Minetta Lane Theatre (New York, N.Y.) – Prior to the pandemic, our theater hosted Audible productions featuring a limited cast and special live performances streamed on the Audible platform. Public performances resumed on October 8, 2021, after an approximate 1.5-year hiatus, during which we provided certain abatements. Audible has since resumed full operations and extended its license with us through March 15, 2026, with an option to extend for an additional year.

•Orpheum Theatre (New York, N.Y.) – Before COVID-19, our Orpheum Theatre was home to STOMP. While shows ceased from April 2020 to June 2021 due to the pandemic, performances afterward were intermittent. During this time, we provided certain abatements. STOMP concluded its 30-year run at our theater on January 8, 2023. Under our termination agreement, we retain rights to host any future productions of the show. Following STOMP's departure, new productions like The Empire Strips Back and Comedian Rachel Bloom's Death, Let Me Do My Show brought fresh excitement to audiences during 2023. During Q1 2024, the Orpheum hosted Eddie Izzard’s Hamlet which had a four-week run through April 14, 2024. And, on September 14, 2024 performances of The Big Gay Jamboree begin at the Orpheum. This new show is from LuckyChap, the producing team, which includes Margot Robbie, behind Barbie and Saltburn and multiple-Tony-winning Broadway producing veterans Sue Wagner and John Johnson (Stereophonic, Lempicka) from a book by Marla Mindelle, the co-author and original star of the Off Broadway hit musical-comedy Titaníque.

•Cinemas 1,2,3 (New York, N.Y.) – Currently operated as the Cinemas 123 by Angelika, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property. These alternatives may include, again by way of example, the bringing in of a capital partner, the entering into a long-term ground lease (which could serve as the basis for medium to long term finance), and/or the sale (in whole or in part) of our interest in the property.

•The Philadelphia Viaduct and Adjacent Properties (Philadelphia, Pennsylvania) – This continues to be an area of focus in 2024 as we continue our efforts to develop and maximize the potential of our real estate holdings in Philadelphia. Since 2023, we have resumed work on this project, particularly concentrating on the Reading Viaduct—an 0.7-mile-long raised rail bed and bridge system spanning the Callowhill and Poplar neighborhoods, extending to Vine Street in the heart of the city's Central Business District, near the proposed new home of the Philadelphia 76ers. Comprising approximately 6.5 acres of land, along with various connecting bridges over public streets and sidewalks, the Reading Viaduct represents a significant contiguous land holding unobstructed by public thoroughfares. While there has been interest from the City of Philadelphia and the City Center District in acquiring the Reading Viaduct for park purposes, no concrete steps have been taken to proceed with condemnation or transfer of the property. We are currently evaluating whether a dedicated public park is the most beneficial use of the space. While a public park and pedestrian corridor, similar to the New York High Line, could be integral to the Viaduct's development, we are also exploring mixed-use options such as residential, retail, and entertainment developments. Recent developments in the area, such as the announcement of a $158 million federal grant for the Chinatown Stitch project in mid-March 2024, further highlight the potential of the Reading Viaduct. This project aims to reconnect the Chinatown community and surrounding neighborhoods by capping the Vine Street Expressway I-676, which directly intersects with the Reading Viaduct at Vine Street. We believe that capping the expressway at our property would significantly enhance the attractiveness and viability of the Reading Viaduct for future development.

Australia:

•Newmarket Village ETC (Brisbane, Australia) – Through 2024 and 2025 we will continue to operate our Newmarket Village ETC, which includes Reading Cinemas as an anchor tenant Our site includes a 23,218 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating different development options for this space. As of the date of this report, the combined center and office building is 99% leased.

•Cannon Park Center ETC, (Queensland, Australia) – We own two adjoining properties in Townsville, Queensland, Australia, (Cannon Park City Center and Cannon Park Discount Center) comprising approximately 9.4-acres which we operate as our Cannon Park Center ETC. The total gross leasable area of the two properties is 126,433 square feet. Our multiplex cinema is an anchor tenant. These properties are currently 94% leased.

•The Belmont Common, (Belmont, Perth, Australia) – The total gross leasable area of the Belmont Common is 60,117 square feet. Our multiplex cinema is the anchor tenant with six third-party tenants. The site is currently 100% leased.

New Zealand:

•Courtenay Central Redevelopment (Wellington) – Our Wellington property is comprised of three parcels representing approximately 161,082 square feet of land in the entertainment core of Wellington. While our own plans for the redevelopment of our cinema complex at Courtenay Central have encountered difficulties (see discussion above under the Caption Real Estate Developments) we remain optimistic about the potential for our Wellington assemblage, in light of, among other things, (i) the successful June 3, 2023 opening of Takina Wellington Convention and Exhibition Center (wcec.co.nz), this capital city’s first premium conference and exhibition space, (ii) the loosening of certain height and density restrictions, and (iii) the lack of comparable building sites. We are currently in the process of reassessing our options.

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

Please refer to our 2023 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and three months ended March 31, 2024, and March 31, 2023, respectively:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2024	March 31, 2023	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$41,271	$41,987	(2)%
Real estate	4,933	5,065	(3)%
Inter-segment elimination	(1,152)	(1,245)	7%
Total revenue	45,052	45,807	(2)%
Operating expense
Cinema exhibition	(41,872)	(42,899)	2%
Real estate	(2,235)	(2,215)	(1)%
Inter-segment elimination	1,152	1,245	(7)%
Total operating expense	(42,955)	(43,869)	2%
Depreciation and amortization
Cinema exhibition	(2,587)	(2,873)	10%
Real estate	(1,517)	(1,587)	4%
Total depreciation and amortization	(4,104)	(4,460)	8%
General and administrative expense
Cinema exhibition	(977)	(827)	(18)%
Real estate	(291)	(257)	(13)%
Total general and administrative expense	(1,268)	(1,084)	(17)%
Segment operating income
Cinema exhibition	(4,165)	(4,612)	10%
Real estate	890	1,006	(12)%
Total segment operating income (loss)	$(3,275)	$(3,606)	9%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(102)	(179)	43%
General and administrative expense	(4,154)	(4,095)	(1)%
Interest expense, net	(5,286)	(4,117)	(28)%
Equity earnings of unconsolidated joint ventures	(25)	19	(>100)%
Gain (loss) on sale of assets	(1,125)	—	-%
Other income (expense)	341	174	96%
Income before income taxes	(13,626)	(11,804)	(15)%
Income tax benefit (expense)	223	480	(54)%
Net income (loss)	(13,403)	(11,324)	(18)%
Less: net income (loss) attributable to noncontrolling interests	(175)	(213)	18%
Net income (loss) attributable to Reading International, Inc.	$(13,228)	$(11,111)	(19)%
Basic earnings (loss) per share	$(0.59)	$(0.50)	(18)%

Consolidated and Non-Segment Results:

First Quarter Net Results

Revenue

Revenue for the quarter ended March 31, 2024, decreased by $0.8 million, to $45.1 million, compared to the same period in the prior year, primarily due to (i) slight weakening in cinema operations, as a result of lower US food and beverage revenues, lower US advertising and other revenue, and lowered NZ admissions compounded with a lower Average Ticket Price, (ii) decreased US property rent revenue, in part due to loss of third party rent revenue from our Culver City Office building, which was sold in February 2024, and (iii) a softening of the AU/NZ foreign exchange rates.

Segment Operating Income/(Loss)

Our total segment operating loss for the quarter ended March 31, 2024, improved by $0.3 million, from a loss of $3.6 million to a loss of $3.3 million, primarily due to improved operating income from our U.S. cinema circuit as a result of lower operating expenses, partially offset by increases in general and administrative expenses, along with a decrease in property operating gain primarily due to the loss of third party rental revenue from our Culver City Office building which was sold in February 2024.

During the first quarter of 2024, both the Australia and New Zealand dollars devalued against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the first quarter of 2024 decreased 3.9% compared to the same period in 2023. The average New Zealand dollar exchange rate against the U.S. dollar for the first quarter of 2024 decreased 2.8% compared to the same period in 2023. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended March 31, 2024, increased by $2.1 million, from a loss of $11.1 million to a loss of $13.2 million, when compared to the same period in the prior year, primarily due to increased interest expense and a loss on the sale of our Culver City office building.

Income Tax Expense

Income tax benefit for the quarter ended March 31, 2024, decreased by $0.3 million compared to the equivalent prior-year period. The change between 2024 and 2023 is primarily related to an increase in reserve for unrecognized tax benefits in 2024.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter ended March 31, 2024, and March 31, 2023, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2024	% of Revenue	March 31, 2023	% of Revenue	Three Months Ended
REVENUE
United States	Admissions revenue	$12,245	30%	$12,044	29%	2%
	Food & beverage revenue	6,960	17%	7,448	18%	(7)%
	Advertising and other revenue	2,103	5%	2,319	6%	(9)%
		$21,308	52%	$21,811	52%	(2)%
Australia	Admissions revenue	$10,261	25%	$10,371	25%	(1)%
	Food & beverage revenue	5,765	14%	5,634	13%	2%
	Advertising and other revenue	1,296	3%	1,207	3%	7%
		$17,322	42%	$17,212	41%	1%
New Zealand	Admissions revenue	$1,600	4%	$1,805	4%	(11)%
	Food & beverage revenue	909	2%	991	2%	(8)%
	Advertising and other revenue	132	0%	168	0%	(21)%
		$2,641	6%	$2,964	7%	(11)%

Total revenue		$41,271	100%	$41,987	100%	(2)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(6,139)	15%	$(6,238)	15%	2%
	Food & beverage cost	(1,906)	5%	(1,981)	5%	4%
	Occupancy expense	(5,787)	14%	(6,113)	15%	5%
	Other operating expense	(9,008)	22%	(9,899)	24%	9%
		$(22,840)	55%	$(24,231)	58%	6%
Australia	Film rent and advertising cost	$(4,448)	11%	$(4,366)	10%	(2)%
	Food & beverage cost	(1,275)	3%	(1,209)	3%	(5)%
	Occupancy expense	(4,402)	11%	(4,292)	10%	(3)%
	Other operating expense	(6,161)	15%	(5,822)	14%	(6)%
		$(16,286)	39%	$(15,689)	37%	(4)%
New Zealand	Film rent and advertising cost	$(682)	2%	$(772)	2%	12%
	Food & beverage cost	(204)	0%	(192)	0%	(6)%
	Occupancy expense	(760)	2%	(789)	2%	4%
	Other operating expense	(1,100)	3%	(1,226)	3%	10%
		$(2,746)	7%	$(2,979)	7%	8%

Total operating expense		$(41,872)	101%	$(42,899)	102%	2%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,271)	3%	$(1,483)	4%	14%
	Impairment of long-lived assets	—	0%	—	0%	(>100)%
	General and administrative expense	(633)	2%	(423)	1%	(50)%
		$(1,904)	5%	$(1,906)	5%	-%
Australia	Depreciation and amortization	$(1,190)	3%	$(1,244)	3%	4%
	Impairment expense	—	0%	—	0%	-%
	General and administrative expense	(344)	1%	(404)	1%	15%
		$(1,534)	4%	$(1,648)	4%	7%
New Zealand	Depreciation and amortization	$(126)	0%	$(146)	0%	14%
	Impairment expense	—	0%	—	0%	-%
	General and administrative expense	—	0%	—	0%	-%
		$(126)	0%	$(146)	0%	14%

Total depreciation, amortization, general and administrative expense		$(3,564)	9%	$(3,700)	9%	4%
OPERATING INCOME (LOSS) – CINEMA
United States		$(3,436)	(8)%	$(4,326)	(10)%	21%
Australia		(498)	(1)%	(125)	(0)%	(>100)%
New Zealand		(231)	(1)%	(161)	(0)%	(43)%
Total Cinema operating income (loss)		$(4,165)	(10)%	$(4,612)	(11)%	10%

First Quarter Results

Revenue

For the quarter ended March 31, 2024, cinema revenue decreased by $0.7 million, to $41.3 million compared to the same period in the prior year. This decrease was primarily due to (i) lower US food and beverage revenues, lower US advertising and other revenue, and lowered NZ admissions compounded with a lower Average Ticket Price and (ii) weakening of AU/NZ foreign exchange rates.

Cinema Segment Operating Income/(Loss)

Cinema segment operating loss for the quarter ended March 31, 2024, improved by $0.4 million, from a loss of $4.6 million to a loss of $4.2 million when compared to the same period in the prior year. The improvement is primarily due to improved operating income from our U.S. cinema circuit as a result of lower operating expenses from having shut down underperforming cinemas.

Operating expense

Operating expenses for the quarter ended March 31, 2024, decreased by $1.0 million, to $41.9 million, compared to the same quarter in the prior year. This decrease was due to lower occupancy expenses and other operating expenses in U.S. and New Zealand as a result of the recent cinema closures that occurred in the second half of 2023, partially offset by higher operating expenses in Australia.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, and general and administrative expenses for the quarter ended March 31, 2024, decreased by $0.1 million, to $3.6 million, compared to the same quarter in the prior year. These decreases were due to a decrease in depreciation and amortization due to a delay in Capex spending.

Real Estate

The following table details our real estate segment operating results for the quarters ended March 31, 2024 and March 31, 2023, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2024	% of Revenue	March 31, 2023	% of Revenue	Three Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$413	8%	$339	7%	22%
	Property rental income	1,072	22%	1,215	24%	(12)%
		1,485	30%	1,554	31%	(4)%
Australia	Property rental income	3,083	62%	3,137	62%	(2)%
New Zealand	Property rental income	365	7%	374	7%	(2)%

Total revenue		$4,933	100%	$5,065	100%	(3)%
OPERATING EXPENSE
United States	Live theatre cost	$(182)	4%	$(172)	3%	(6)%
	Property cost	(419)	8%	(441)	9%	5%
	Occupancy expense	(244)	5%	(243)	5%	-%
		(845)	17%	(856)	17%	1%
Australia	Property cost	(521)	11%	(512)	10%	(2)%
	Occupancy expense	(489)	10%	(483)	10%	(1)%
		(1,010)	20%	(995)	20%	(2)%
New Zealand	Property cost	(269)	5%	(262)	5%	(3)%
	Occupancy expense	(111)	2%	(102)	2%	(9)%
		(380)	8%	(364)	7%	(4)%

Total operating expense		$(2,235)	45%	$(2,215)	44%	(1)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(739)	15%	$(739)	15%	-%
	General and administrative expense	(268)	5%	(176)	3%	(52)%
		(1,007)	20%	(915)	18%	(10)%
Australia	Depreciation and amortization	$(591)	12%	$(648)	13%	9%
	General and administrative expense	(24)	0%	(81)	2%	70%
		(615)	12%	(729)	14%	16%
New Zealand	Depreciation and amortization	(186)	4%	(200)	4%	7%
	General and administrative expense	—	0%	—	0%	-%
		(186)	4%	(200)	4%	7%
Total depreciation, amortization, general and administrative expense		$(1,808)	37%	$(1,844)	36%	2%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(367)	(7)%	$(217)	(4)%	(69)%
Australia		1,458	30%	1,413	28%	3%
New Zealand		(201)	(4)%	(190)	(4)%	(6)%
Total real estate operating income (loss)		$890	18%	$1,006	20%	(12)%

First Quarter Results

Revenue

Real estate revenue for the quarter ended March 31, 2024, decreased by $0.1 million, to $4.9 million, compared to the same period in the prior year. This rent revenue decrease was primarily due to intercompany rent income loss from the sale of our Maitland property in the fourth quarter of 2023 and the third party and intercompany rent income loss from our Culver City headquarter building which was sold in February of 2024.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended March 31, 2024 decreased by $0.1 million to $0.9 million, compared to $1.0 million in the same period in the prior year. This change was primarily due to the loss in income from the sales of our Culver City Office building in February 2024 and our Maitland property in August 2023.

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

However, disruptions to our cinema cash flow caused by the COVID-19 pandemic, government efforts to address the pandemic, and the resulting aftermath of the pandemic and those efforts have made it necessary for us to defer capital expenditures and to rely on borrowings and the proceeds of asset monetizations to cover our costs of operations, pay interest and pay down debt. Since March 31, 2020 we have paid down our institutional debt by $67.3 million.

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

While our Company believes that there will be recovery in the global cinema business, which was interrupted by the impacts of the 2023 Hollywood Strikes, we still face macroeconomic headwinds such as increased interest rates, inflation, supply chain issues and increased film rent, labor and operating costs, many of which are beyond our control. We are closely monitoring our debt maturity dates to arrange necessary amendments. As of March 31, 2024, we have debt of $41.9 million coming due in the next 12 months.

If our Company is unable to generate sufficient cash flow in the upcoming months, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, monetizing additional assets, restructuring our debt and/or our lease obligations or finding additional sources of liquidity (such as additional borrowings). In February 2024, we sold our Culver City office building for $10.0 million.  While we incurred a loss of $1.1 million, on the transaction, we were able to reduce debt by $8.4 million and to free up cash in the amount of $1.2 million which was used to support operational activities.  Further, due to the scope and extent of office vacancies in Los Angeles County, we anticipate that we will be able to save approximately $1.5 million between now and the end of 2025 by moving to other premises. We listed as an asset held for sale our approximately 26.6-acre industrial property in Williamsport, Pennsylvania. This property was historically used as a rail yard, and, accordingly, has direct access to the area’s rail system. We carry the property on our books at a book value (the lower of cost or market, as opposed to fair market value) of $0.5 million.  This asset was selected since, based on recent appraisals, we believe that it would free up amounts of cash and that it is unlikely that it would materially increase in value over the next three to five years without significant capital investment.

In order to further bolster our liquidity and capital resources, our Board of Directors has directed management to review the Company’s real estate portfolio for potential assets to monetize.  As of the date of this report, Management has received specific authorization from the Board to progress the monetization of our Cannon Park assets in Townsville, Queensland Australia. Management is also analyzing potential monetization strategies for certain of its real estate assets in New Zealand.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 12 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 3 – Impact of COVID-19 Pandemic, Artists Strike and Liquidity.

The changes in cash and cash equivalents for the three months ended March 31, 2024, and March 31, 2023, respectively, are discussed as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023	% Change
Net cash provided by (used in) operating activities	$(2,770)	$(11,552)	76%
Net cash provided by (used in) investing activities	7,637	(1,527)	>100%
Net cash provided by (used in) financing activities	(11,225)	(1,409)	(>100)%
Effect of exchange rate on cash and restricted cash	(751)	(114)	(>100)%
Increase (decrease) in cash and cash equivalents and restricted cash	$(7,109)	$(14,602)	51%

Operating activities

Cash used in operating activities for the three months ended March 31, 2024, decreased by $8.8 million, to $2.8 million compared to cash used in the same period of prior year of $11.6 million. This was primarily driven by an operating liabilities increase from accounts payable.

Investing activities

Cash provided in investing activities during the three months ended March 31, 2024 was $7.6 million compared to cash used in the same period of prior year of $1.5 million. This was due to $9.7 million proceeds from sale of the Culver City office building in February 2024.

Financing activities

Cash used in financing activities for the three months ended March 31, 2024, increased by $9.8 million, to $11.2 million compared to cash used in the same period of prior year due to the payoff of the Citizens loan of $8.4 million, following the sale of the Culver City office building, and additional $0.3 million debt repayment that was required when our Bank of America Credit Facility was amended on March 27, 2024.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the first quarter ended March 31, 2024, and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	March 31, 2024	2023	2022	2021	2020
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$7,501	$12,906	$29,947	$83,251	$26,826
Unused borrowing facility	7,859	7,859	12,000	12,000	15,490
Restricted for capital projects	7,859	7,859	12,000	12,000	9,377
Unrestricted capacity	—	—	—	—	6,113
Total resources at period end	15,360	20,765	41,947	95,251	42,316
Total unrestricted resources at period end	7,501	12,906	29,947	83,251	32,939
Debt-to-Equity Ratio
Total contractual facility	$203,510	$218,159	$227,633	$248,948	$300,449
Total debt (gross of deferred financing costs)	195,651	210,300	215,633	236,948	284,959
Current	41,857	35,070	38,026	12,060	42,299
Non-current	153,794	175,230	177,607	224,888	242,660
Finance lease liabilities	73	83	209	—	—
Total book equity	17,728	32,996	63,279	105,060	81,173
Debt-to-equity ratio	11.04	6.37	3.41	2.26	3.51
Changes in Working Capital
Working capital (deficit)(1)	$(114,566)	$(88,373)	$(74,152)	$(6,673)	$(64,140)
Current ratio	0.15	0.30	0.39	0.94	0.47
Capital Expenditures (including acquisitions)	$1,926	$4,711	$9,780	$14,428	$16,759

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of March 31, 2024, we had $7.5 million in unrestricted cash and cash equivalents compared to $12.9 million on December 31, 2023. On March 31, 2024, our total outstanding borrowings were $195.7 million compared to $210.3 million on December 31, 2023.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2024:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Debt(1)	$31,928	$74,091	$61,327	$—	$—	$—	$167,346
Operating leases, including imputed interest	30,740	28,928	26,990	24,215	21,433	116,048	248,354
Finance leases, including imputed interest	44	34	—	—	—	—	78
Subordinated debt(1)	393	—	—	27,913	—	—	28,306
Pension liability	392	547	576	607	638	443	3,203
Interest on pension liability	121	137	108	77	45	11	499
Estimated interest on debt (2)	13,327	10,479	5,228	1,311	—	—	30,345
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Total	$82,844	$114,217	$94,229	$54,123	$22,116	$116,502	$484,031

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

Please refer to Part I, Item 3 – Legal Proceedings in our 2023 Form 10-K for more information. There have been no material changes to our litigation since our 2023 Form 10-K, except as set forth in Notes to Consolidated Financial Statements-- Note 15 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q. This note sets out our litigation accounting policies.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the quarter ended March 31, 2024.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the quarter ended March 31, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our expectations regarding renovations and addition of cinemas; our beliefs regarding the impact of the 2023 Hollywood Strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our beliefs regarding the appeal of the Courtenay

Central site and the neighboring areas in Wellington; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the timing of the completions our renovation projects; our expectations regarding the effects of our enhanced F&B offerings on our operating results; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; and our expectations of our liquidity and capital requirements and the allocation of funds.

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

•the adverse continuing effects of external events of past pandemic and strikes on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•the adverse continuing impact of the COVID-19 pandemic or other contagious diseases on short-term and/or long-term entertainment, leisure and discretionary spending habits and practices of our patrons;

•the decrease in attendance at our cinemas and theatres due to (i) increased ticket prices (ii) a change in consumer

•behavior in favor of alternative forms or mediums of entertainment, and (iii) limited availability of wide release content;

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

•the uncertainty as to the scope and extent of our government's responses to future outbreak of infectious diseases;

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

•the lack of availability of films in the short- or long-term as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production or (iii) rescheduling of movie releases into later

•periods, as most currently experienced due to the implications of the 2023 Hollywood Strikes;

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

•labor shortages and increased labor costs related to such shortages and to increasingly costly labor laws and regulations applicable to part time non-exempt workers. Disruptions in film supply and film marketing due to the 2023 Hollywood Strikes; and

•competition from a newly restructured Regal, which may have lower occupancy costs than we do.

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

•the impact of the conflict events occurring in Eastern Europe and the threats of potential conflicts in the Asia-Pacific region; and

•the impact of the conflict events occurring in Israel and the threats of other potential conflicts in the Middle East.

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended March 31, 2024. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

.

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

Currency Risk

While we report our earnings and net assets in U.S. dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars. The value of these currencies can vary significantly compared to the U.S. dollar and compared to each other. We do not hedge the currency risk, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies. However, we do have intercompany debt and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollars compared to the U.S. dollar. Also, our use of local borrowings to mitigate the business risk of currency fluctuations has reduced our flexibility to move cash between jurisdictions. Set forth below is a chart of the exchange ratios between these two currencies in relation to US dollars since 1996:

Exchange Rates
Australia
New Zealand
US$ Per Unit of Foreign Currency
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the first quarter of 2024, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 3.9% and 2.8%, respectively, compared to the same period prior year.

At March 31, 2024, approximately 36.5% and 8.8% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.0 million in cash and cash equivalents. At December 31, 2023, approximately 36.4% and 8.9% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $2.6 million for the quarter ended March 31, 2024, respectively. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of March 31, 2024, and December 31, 2023, the balance of cumulative foreign currency translation adjustments were approximately a ($3.6) million loss and ($1.0) million loss, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in an approximate $488,000 increase or decrease in our quarterly interest expense.

For further discussion on market risks, please refer to Part I, Item 1A – Risk Factors included on our 2023 Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Notes to Consolidated Financial Statements-- Note 15 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Part I, Item 3 – Legal Proceedings, contained in our 2023 Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2022 Form 10-K other than the potential impact of the 2023 Hollywood Strikes on the cinema industry and our business.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2023 Form 10-K, as well as those contained in Part I – Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2023 Form 10-K.

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1+†	Waiver and Sixth Amendment to Second Amended and Restated Credit Agreement, dated March 27, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

Date: May 15, 2024

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: May 15, 2024

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer