Form 10-Q
period 2024-06-30
READING INTERNATIONAL INC
filed 2024-08-14
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2024, there were 20,745,594 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$9,242	$12,906
Restricted cash	1,485	2,535
Receivables	7,647	7,561
Inventories	1,347	1,648
Prepaid and other current assets	2,485	2,881
Land and property held for sale	36,446	11,179
Total current assets	58,652	38,710
Operating property, net	225,473	262,417
Operating lease right-of-use assets	168,546	181,542
Investment and development property, net	—	8,789
Investment in unconsolidated joint ventures	4,428	4,756
Goodwill	25,023	25,535
Intangible assets, net	1,899	2,038
Deferred tax asset, net	2,109	299
Other assets	8,725	8,965
Total assets	$494,855	$533,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$44,392	$43,828
Film rent payable	4,911	6,038
Debt - current portion	58,401	34,484
Subordinated debt - current portion	198	586
Taxes payable - current	2,088	1,376
Deferred revenue	10,027	10,993
Operating lease liabilities - current portion	21,797	23,047
Other current liabilities	6,625	6,731
Total current liabilities	148,439	127,083
Debt - long-term portion	123,347	146,605
Derivative financial instruments - non-current portion	98	—
Subordinated debt, net	27,283	27,172
Noncurrent tax liabilities	6,418	6,586
Operating lease liabilities - non-current portion	168,246	180,898
Other liabilities	11,493	11,711
Total liabilities	$485,324	$500,055
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,681,705 issued and 20,745,594 outstanding at June 30, 2024 and
33,602,627 issued and 20,666,516 outstanding at December 31, 2023	238	237
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2024 and December 31, 2023	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	156,529	155,402
Retained earnings/(deficits)	(102,058)	(79,489)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(4,325)	(2,673)
Total Reading International, Inc. stockholders’ equity	9,994	33,087
Noncontrolling interests	(463)	(91)
Total stockholders’ equity	9,531	32,996
Total liabilities and stockholders’ equity	$494,855	$533,051

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Cinema	$42,942	$61,056	$84,213	$103,042
Real estate	3,867	3,999	7,648	7,819
Total revenue	46,809	65,055	91,861	110,861
Costs and expenses
Cinema	(39,418)	(51,364)	(80,138)	(93,019)
Real estate	(2,461)	(2,104)	(4,696)	(4,319)
Depreciation and amortization	(4,011)	(4,689)	(8,216)	(9,329)
General and administrative	(5,271)	(5,109)	(10,693)	(10,288)
Total costs and expenses	(51,161)	(63,266)	(103,743)	(116,955)
Operating income (loss)	(4,352)	1,789	(11,882)	(6,094)
Interest expense, net	(5,252)	(4,874)	(10,537)	(8,991)
Gain (loss) on sale of assets	9	—	(1,116)	—
Other income (expense)	(216)	(86)	123	91
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(9,811)	(3,171)	(23,412)	(14,994)
Equity earnings of unconsolidated joint ventures	119	207	94	226
Income (loss) before income taxes	(9,692)	(2,964)	(23,318)	(14,768)
Income tax benefit (expense)	156	103	379	583
Net income (loss)	$(9,536)	$(2,861)	$(22,939)	$(14,185)
Less: net income (loss) attributable to noncontrolling interests	(195)	(83)	(370)	(296)
Net income (loss) attributable to Reading International, Inc.	$(9,341)	$(2,778)	$(22,569)	$(13,889)
Basic earnings (loss) per share	$(0.42)	$(0.12)	$(1.01)	$(0.63)
Diluted earnings (loss) per share	$(0.42)	$(0.12)	$(1.01)	$(0.63)
Weighted average number of shares outstanding–basic	22,413,617	22,262,214	22,379,881	22,183,618
Weighted average number of shares outstanding–diluted	23,246,591	23,502,506	23,294,887	23,423,910

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$(9,536)	$(2,861)	$(22,939)	$(14,185)
Foreign currency translation gain (loss)	932	(589)	(1,659)	(1,352)
Gain (loss) on cash flow hedges	(98)	(205)	(98)	(788)
Other	52	53	102	107
Comprehensive income (loss)	(8,650)	(3,602)	(24,594)	(16,218)
Less: net income (loss) attributable to noncontrolling interests	(195)	(83)	(370)	(296)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(1)	(1)	(2)
Comprehensive income (loss)	$(8,455)	(3,518)	$(24,223)	$(15,920)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities
Net income (loss)	$(22,939)	$(14,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(94)	(226)
Distributions of earnings from unconsolidated joint ventures	329	338
(Gain) loss recognized on foreign currency transactions	(66)	—
(Gain) loss on sale of assets	1,116	—
Amortization of operating leases	9,089	9,290
Amortization of finance leases	21	15
Change in operating lease liabilities	(9,903)	(10,059)
Purchase of derivative instruments	—	—
Change in net deferred tax assets	(1,824)	(31)
Depreciation and amortization	8,216	9,329
Other amortization	829	753
Stock based compensation expense	1,134	751
Net changes in operating assets and liabilities:
Receivables	(151)	719
Prepaid and other assets	414	(1,341)
Payments for accrued pension	(342)	(171)
Accounts payable and accrued expenses	1,918	(2,540)
Film rent payable	(1,069)	(25)
Taxes payable	758	1,512
Deferred revenue and other liabilities	(593)	(2,937)
Net cash provided by (used in) operating activities	(13,157)	(8,808)
Investing Activities
Purchases of and additions to operating and investment properties	(2,175)	(3,430)
Contributions to unconsolidated joint ventures	(30)	—
Proceeds from sale of assets	9,603	—
Net cash provided by (used in) investing activities	7,398	(3,430)
Financing Activities
Repayment of borrowings	(11,391)	(3,258)
Repayment of finance lease principal	(20)	(16)
Proceeds from borrowings	12,980	3,154
Capitalized borrowing costs	(438)	(349)
(Cash paid) proceeds from the settlement of employee share transactions	(6)	(243)
Net cash provided by (used in) financing activities	1,125	(712)
Effect of exchange rate on cash and restricted cash	(80)	(188)
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,714)	(13,138)
Cash and cash equivalents and restricted cash at the beginning of the period	15,441	34,979
Cash and cash equivalents and restricted cash at the end of the period	$10,727	$21,841

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$9,242	$15,511
Restricted cash	1,485	6,330
	$10,727	$21,841

Supplemental Disclosures
Interest paid	$9,608	$7,724
Income taxes (refunded) paid	1,029	(728)
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,736	3,255

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

The table below summarizes the results of operations for each of our business segments for the quarter and six months ended June 30, 2024, and 2023, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Revenue:
Cinema exhibition	$42,941	$61,055	$84,213	$103,042
Real estate	5,013	5,217	9,946	10,282
Inter-segment elimination	(1,146)	(1,218)	(2,298)	(2,463)
	$46,808	$65,054	$91,861	$110,861
Segment operating income (loss):
Cinema exhibition	$(1,270)	$4,474	$(5,435)	$(141)
Real estate	946	1,286	1,837	2,291
	$(324)	$5,760	$(3,598)	$2,150

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Segment operating income (loss)	$(324)	$5,760	$(3,598)	$2,150
Unallocated corporate expense
Depreciation and amortization expense	(99)	(176)	(201)	(355)
General and administrative expense	(3,929)	(3,794)	(8,083)	(7,889)
Interest expense, net	(5,252)	(4,875)	(10,537)	(8,991)
Equity earnings of unconsolidated joint ventures	119	207	94	226
Gain (loss) on sale of assets	9	—	(1,116)	—
Other income (expense)	(216)	(86)	123	91
Income (loss) before income tax expense	$(9,692)	$(2,964)	$(23,318)	$(14,768)

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of our Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that our Company controls and should be read in conjunction with our Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 (“2023 Form 10-K”). All significant intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Note 3 – Liquidity and Impairment Assessment

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. The evaluation of the going concern assertion involves firstly considering whether it is probable that our Company has sufficient resources, as at the issue date of the financial statements, to meet its obligations as they fall due for twelve months following the issue date. Should it be probable that there are not sufficient resources, we must determine whether it is probable that our plans will mitigate the consequential going concern substantial doubt. Our evaluation is informed by current liquidity positions, debt obligations, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well since the onset of COVID-19 and is key to management’s overall evaluation of ASC 205-40 Going Concern.

As of the end of the second quarter, 2024, we have $58.6 million of debt due in twelve months. We have cash of $9.2 million and negative working capital of $89.8 million, inclusive of land and property held for sale of $36.4 million (based on book as opposed to fair market value). In order to alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve-months, these loans need to be refinanced and our revenues and net income need to increase through improved operations and asset monetization.

In April 2024, we exercised our first option to extend our Union Square financing facility, extending the maturity date of that loan ($47.1 million at June 30, 2024) to May 6, 2025. We also obtained an extension of our NAB facility ($66.8 million at June 30, 2024), extending the maturity date of that loan to July 31, 2026. This extension also included a bridge loan in the amount of $13.4 million, maturing on March 31, 2025, subject to prepayment obligations from the net sales proceeds of certain assets. We are in discussions with Santander to extend the maturity date of that loan ($8.0 million) and believe that we will be able to reach mutually acceptable terms with respect to our Cinemas 123 ($21.0 million, due third quarter of 2024) and our Westpac ($8.4 million, due first quarter of 2025) credit facilities.

We believe that the global cinema industry will continue to improve in the last half of 2024 and 2025. This belief underpins our forecasts and cash flow projections. Our forecasts rely upon, among other things, the market reception to current films such as Inside Out 2, Twisters, Deadpool and Wolverine, and Despicable Me 4, the current industry movie release schedule, which demonstrates an increased number of movies to be released from the major studios and other distributors and an improvement in the quality of the movie titles, and the public’s demonstrable desire to attend movies in a theatrical environment. These named factors are both out of Management’s control and are material, individually and in the aggregate, to the realization of Management’s forecasts and expectations. In the event that our forecasts and cash flow estimates, and our reasonable refinancing expectations, do not come to fruition to the extent needed to provide sufficient funding, we are willing and able to pursue additional asset monetizations. Since 2021, we have demonstrated our ability to complete such real estate asset monetizations.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2023, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. The financial performance of our cinemas has been improving, despite the challenges described above, and particularly the ongoing impacts of the WGA and SAG strikes on the first six months of 2024. This improved performance at an asset group level, and the impact of this performance on our impairment modelling, resulted in no impairment charges being recognized for the first six months of 2024. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2023. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Given the continuing improvements in trading conditions, taking into account the actual and expecting impacts of the WGA and SAG strikes, no impairment charges were recorded in the first six months of 2024. Actual performance against our forecasts is dependent on several variables and conditions, including among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, cash flows from our overseas operations have been used to cover our domestic general and administrative costs, interest expense, and loss from our domestic cinema operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2024. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
	June 30, 2024		December 31, 2023	June 30, 2023
Spot Rate
Australian Dollar	0.6677		0.6828	0.6663
New Zealand Dollar	0.6096		0.6340	0.6133
Average Rate
Australian Dollar	0.6591	0.6582	0.6647	0.6681	0.6761
New Zealand Dollar	0.6054	0.6089	0.6145	0.6186	0.6243

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(9,341)	$(2,778)	$(22,569)	$(13,889)
Denominator:
Weighted average number of common stock – basic	22,413,617	22,262,214	22,379,881	22,183,618
Weighted average dilutive impact of awards	832,974	1,240,292	915,006	1,240,292
Weighted average number of common stock – diluted	23,246,591	23,502,506	23,294,887	23,423,910
Basic earnings (loss) per share	$(0.42)	$(0.12)	$(1.01)	$(0.63)
Diluted earnings (loss) per share	$(0.42)	$(0.12)	$(1.01)	$(0.63)
Awards excluded from diluted earnings (loss) per share	207,657	205,122	207,657	205,122

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first six months of 2024 or 2023.

207,657 shares issuable under stock options and restricted stock units were excluded from the computation of diluted net income (loss) per share in periods when their effect was anti-dilutive; either because our Company incurred a net loss for the period, or the exercise price of the options was greater than the average market price of the common stock during the period, or the effect was anti-dilutive as a result of applying the treasury stock method.

Note 6 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at June 30, 2024 and December 31, 2023, is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Land	$47,745	$61,095
Building and improvements	169,838	205,821
Leasehold improvements	50,508	53,984
Fixtures and equipment	148,602	155,156
Construction-in-progress	2,418	4,290
Total cost	419,111	480,346
Less: accumulated depreciation	(193,638)	(217,929)
Operating property, net	$225,473	$262,417

Depreciation expense for operating property was $4.0 million and $8.1 million for the quarter and six months ended June 30, 2024, respectively, as compare to $4.7 million and $9.3 million for the quarter and six months ended June 30, 2023.

Investment and Development Property, net

Our investment and development property as of June 30, 2024 and December 31, 2023, is summarized below:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Land	$—	$3,856
Construction-in-progress (including capitalized interest)	—	4,933
Investment and development property	$—	$8,789

Construction-in-Progress – Operating and Investment Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2024, are shown below:

(Dollars in thousands)	Balance, December 31, 2023	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, June 30, 2024
Courtenay Central development	6,412	—	—	(6,089)	(323)	—
Cinema developments and improvements	1,658	172	(132)	(60)	(7)	1,631
Other real estate projects	1,153	403	(371)	(387)	(11)	787
Total	$9,223	$575	$(503)	$(6,536)	$(341)	$2,418

2024 Real Estate Monetizations

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

In the second quarter of 2023, we classified our 2483 Trenton Avenue, Williamsport, Pennsylvania, as held for sale. In the second quarter of 2024, we further classified as held for sale our Cannon Park ETC, our Courtenay Central ETC and associated land and improvements, and our Rotorua land and improvements.

A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or multiple assets. Discussed below are those real estate transactions affecting the presentation in our consolidated balance sheet as of June 30, 2024 and 2023, and the profitability determination in our consolidated statements of income for the six months ended June 30, 2024, and 2023.

Culver City, Los Angeles

In May 2023, we classified our Culver City administrative building, commonly known as 5995 Sepulveda Blvd., as held for sale. Our book value (as opposed to fair value) of the property was $10.8 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. The disposal group consisted of land, a building and various leasehold improvements. The sale was completed on February 23, 2024, at a gross sales price of $10.0 million. The proceeds were used to discharge the $8.3 million first mortgage on the property.

The loss on sale of this property is calculated as follows:

March 31
(Dollars in thousands)	2024
Sales price	$10,000
Net book value	(10,800)
Loss on sale, gross of direct costs	(800)
Direct sale costs incurred	(325)
Loss on sale, net of direct costs	$(1,125)

Disposal Groups Held for Sale

Cannon Park ETC

In May 2024, we classified our Cannon Park ETC in Townsville, Queensland, Australia, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our Cannon Park City Center and Cannon Park Discount Center properties, comprising approximately 9.4-acres. The current book value (as opposed to fair value) of the property is $18.8 million. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months.

Wellington, New Zealand

In June 2024, we classified our Courtenay Central ETC in Wellington, New Zealand, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our Courtenay Central cinema and retail property, along with our Tory and

Wakefield Street car parks. The current book value (as opposed to fair value) of the property is $15.8 million. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months.

Reading Cinema in Rotorua, New Zealand

In June 2024, we classified the land and improvements constituting our Rotorua cinema in Rotorua, New Zealand, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our land, cinema building and the associated improvements. The current book value (as opposed to fair value) of the property is $1.4 million. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months.

2483 Trenton Avenue, Williamsport, Pennsylvania

In June 2023, we classified our industrial property at 2483 Trenton Avenue, Williamsport, Pennsylvania, as held for sale at the lower of cost and fair value less costs to sell. The current book value (as opposed to fair value) of the property is $460,000. The property is part of our historic railroad operations, consisting of land and an 18,000 square foot industrial building, and certain rail bed improvements. No adjustments to the book value of the assets contained within this disposal group were required. We continue to hold this property as held for sale, and sales efforts continue as we work to resolve certain easement issues. The property continues to meet the ASC 360 held for sale criteria.

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

The components of lease expense were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$8	$21	$15
Interest on lease liabilities	1	—	3	1
Operating lease cost	7,732	8,226	15,606	16,408
Variable lease cost	678	399	1,200	669
Total lease cost	$8,421	$8,633	$16,830	$17,093

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2024	2023
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$22	$17
Operating cash flows for operating leases	12,924	16,849
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,633

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$168,546	$181,542
Operating lease liabilities - current portion	21,797	23,047
Operating lease liabilities - non-current portion	168,246	180,898
Total operating lease liabilities	$190,043	$203,945
Finance leases
Property plant and equipment, gross	228	232
Accumulated depreciation	(166)	(177)
Property plant and equipment, net	$62	$55
Other current liabilities	41	40
Other long-term liabilities	22	43
Total finance lease liabilities	$63	$83

Other information
Weighted-average remaining lease term - finance leases	2	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.63%	4.62%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2024	$30,207	$44
2025	29,007	22
2026	26,751	—
2027	23,446	—
2028	21,288	—
Thereafter	112,162	—
Total lease payments	$242,861	$66
Less imputed interest	(52,818)	(3)
Total	$190,043	$63

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Components of lease income
Lease payments	$2,701	2,765	$5,425	$5,392
Variable lease payments	279	176	423	393
Total lease income	$2,980	$2,941	$5,848	$5,786

The book value of underlying assets under operating leases from owned assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Building and improvements
Gross balance	$115,569	$127,222
Accumulated depreciation	(20,961)	(23,270)
Net Book Value	$94,608	$103,952

The minimum contractual rent payments due on our leases were as follows:

(Dollars in thousands)	Operating leases
2024	$4,311
2025	8,751
2026	7,303
2027	6,520
2028	6,568
Thereafter	21,323
Total	$54,776

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2024, and December 31, 2023.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2023	$20,311	$5,224	$25,535
Foreign currency translation adjustment	(512)	—	(512)
Balance at June 30, 2024	$19,799	$5,224	$25,023

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2024. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2024, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Liquidity and Impairment Assessment.

The tables below summarize intangible assets other than goodwill, as of June 30, 2024, and December 31, 2023, respectively.

	As of June 30, 2024
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,459	$9,024	$4,380	$23,863
Less: Accumulated amortization	(10,285)	(8,032)	(3,647)	(21,964)
Net intangible assets other than goodwill	$174	$992	$733	$1,899

	As of December 31, 2023
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$11,283	$9,024	$4,400	$24,707
Less: Accumulated amortization	(11,089)	(7,961)	(3,611)	(22,661)
Less: Impairments	—	—	(8)	(8)
Net intangible assets other than goodwill	$194	$1,063	$781	$2,038

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2024

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beneficial lease amortization	$21	$21	$43	$43
Other amortization	60	54	97	101
Total intangible assets amortization	$81	$75	$140	$144

Note 9 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2024, and December 31, 2023:

		June 30,	December 31,
(Dollars in thousands)	Interest	2024	2023
Rialto Cinemas	50.0%	$768	$848
Mt. Gravatt	33.3%	3,660	3,908
Total investments		$4,428	$4,756

For the quarter and six months ended June 30, 2024 and 2023, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Rialto Cinemas	$(9)	$1	$(77)	$(39)
Mt. Gravatt	128	206	171	265
Total equity earnings	$119	$207	$94	$226

Note 10 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Prepaid and other current assets
Prepaid expenses	$1,436	$1,813
Prepaid taxes	295	802
Income taxes receivable	435	—
Deposits	301	249
Investments in marketable securities	18	17
Total prepaid and other current assets	$2,485	$2,881
Other non-current assets
Other non-cinema and non-rental real estate assets	674	674
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,202	7,445
Long-term deposits	11	8
Total other non-current assets	$8,725	$8,965

Note 11 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was 1.6% and 3.9% for the six months ended June 30, 2024 and 2023, respectively.

The difference is primarily due to an increase in unrecognized tax benefits in 2024. The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 12 – Borrowings

Our Company’s borrowings at June 30, 2024 and December 31, 2023, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2024
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,283	9.59%	9.59%
Bank of America Credit Facility (US)	August 18, 2025	17,750	17,750	17,680	11.50%	11.50%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2024	20,855	20,855	20,770	8.83%	8.83%
Minetta & Orpheum Theatres Loan (US)	June 1, 2024	8,000	8,000	7,984	7.00%	7.00%
Union Square Financing (US)	May 6, 2025	55,000	47,141	46,938	12.54%	12.54%
Purchase Money Promissory Note (US)	September 18, 2024	198	198	198	5.00%	5.00%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	July 31, 2026	66,770	66,770	66,610	6.09%	6.09%
NAB Bridge Facility (AU)	March 31, 2025	13,354	13,354	13,329	6.12%	6.12%
Westpac Bank Corporate (NZ)	January 1, 2025	8,437	8,437	8,437	8.20%	8.20%
		$218,277	$210,418	$209,229

(1)Net of deferred financing costs amounting to $1.2 million.

(2)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2024.

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

(3)This financing facility was extended after December 31, 2023.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	June 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2024	2023
Debt - current portion	$58,401	$34,484
Debt - long-term portion	123,347	146,605
Subordinated debt - current portion	198	586
Subordinated debt - long-term portion	27,283	27,172
Total borrowings	$209,229	$208,847

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

Minetta and Orpheum Theatres Loan

On November 1, 2023, our $8.0 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, matured. On January 26, 2024, we extended this loan for a further six months to June 1, 2024. We are in discussions with Santander to extend the maturity date of this loan.

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

Debt denominated in foreign currencies

Westpac Bank Corporate Credit Facility (NZ)

Our Westpac Corporate Credit Facility for NZ$13.8 million matures on January 1, 2025. The facility currently carries an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively. Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the quarter ending June 30, 2024.

On August 13, 2024, we increased the limit on this facility by NZ$5.0 million to NZ$18.8 million. The maturity date remains January 1, 2025. See Note 20 Subsequent Events.

Australian NAB Corporate Term Loan (AU)

Prior to March 31, 2024, our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matured on July 31, 2025. It consisted of (i) an AU$100.0 million Corporate Loan facility at 1.75% above BBSY, of which AU $60.0 million was revolving and AU$40.0 million was core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.9% per annum.

On April 4, 2024, we amended this facility, which now matures on July 31, 2026. As part of the amendment, we obtained an additional AU$20.0 million bridge facility which matures on March 31, 2025 (or earlier, upon the sale of certain assets), and modified certain covenants. We are also required, from March 31, 2025, to make quarterly repayments of AU$1.5 million against the AU$100.0 million Corporate Loan facility, until maturity date, representing permanent reductions in that facility’s ceiling. The bank guarantee facility was reduced to AU$3.0 million. No other changes were made.

Effective June 28, 2024, we entered into an Interest Rate Hedging Agreement with NAB on AU$50.0 million of the Corporate Loan Facility with the Termination date on July 31, 2026. The Interest Rate Collar transaction has a floor of 4.18% and a cap of 4.78%.

Note 13 – Other Liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Current liabilities
Lease liability	$5,900	$5,900
Accrued pension	532	684
Security deposit payable	119	74
Finance lease liabilities	41	40
Other	33	33
Other current liabilities	$6,625	$6,731
Other liabilities
Lease make-good provision	6,018	6,050
Accrued pension	2,542	2,646
Deferred rent liability	1,255	1,314
Environmental reserve	1,656	1,656
Acquired leases	—	2
Finance lease liabilities	22	43
Other non-current liabilities	$11,493	$11,711

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 13 – Pension and Other Liabilities in our 2023 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $3.1 million on June 30, 2024. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and six months ended June 30, 2024, and 2023. Our pension plan is unfunded.

During the quarter and six months ended June 30, 2024, the interest cost was $42,000 and $86,000, respectively, and the actuarial loss was $52,000 and $104,000, respectively. During the quarter and six months ended June 30, 2023, the interest cost was $50,000 and $99,000, respectively, and the actuarial loss was $51,000 and $103,000, respectively.

Note 14 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2024	$(986)	$(18)	$(1,669)	$—	$(2,673)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(98)	(98)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net change related to derivatives	—	—	—	(98)	(98)

Net current-period other comprehensive income (loss)	(1,659)	1	104	(98)	(1,652)
Balance at June 30, 2024	$(2,645)	$(17)	$(1,565)	$(98)	$(4,325)

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

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Australian Country Cinemas, Pty Ltd	$64	$76
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(525)	(165)
Noncontrolling interests in consolidated subsidiaries	$(463)	$(91)

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Australian Country Cinemas, Pty Ltd	$3	$25	$(9)	$35
Shadow View Land and Farming, LLC	—	—	—	—
Sutton Hill Properties, LLC	(198)	(108)	(361)	(331)
Net income (loss) attributable to noncontrolling interests	$(195)	$(83)	$(370)	$(296)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2024	20,664	$237	1,681	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(13,228)	—	—	(13,228)	(175)	(13,403)
Other comprehensive income, net	—	—	—	—	—	—	—	(2,538)	(2,538)	(3)	(2,541)
Share-based compensation expense	—	—	—	—	678	—	—	—	678	--	678
Restricted Stock Units	9	—	—	—	(2)	—	—	—	(2)	--	(2)
At March 31, 2024	20,673	$237	1,681	$17	$156,078	$(92,717)	$(40,407)	$(5,211)	$17,997	$(269)	$17,728
Net income	—	—	—	—	—	(9,341)	—	—	(9,341)	(195)	(9,536)
Other comprehensive income, net	—	—	—	—	—	—	—	886	886	1	887
Share-based compensation expense	—	—	—	—	456	—	—	—	456	--	456
Restricted Stock Units	72	1	—	—	(5)	—	—	—	(4)	--	(4)
At June 30, 2024	20,745	$238	1,681	$17	$156,529	$(102,058)	$(40,407)	$(4,325)	$9,994	$(463)	$9,531

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2023	20,410	$235	1,680	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(11,111)	—	—	(11,111)	(213)	(11,324)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,293)	(1,293)	(1)	(1,294)
Share-based compensation expense	—	—	—	—	443	—	—	—	443	—	443
Restricted Stock Units	89	—	—	—	(132)	—	—	—	(132)	—	(132)
At March 31, 2023	20,499	$235	1,680	$17	$154,095	$(59,927)	$(40,407)	$(3,250)	$50,763	$209	$50,972
Net income	—	—	—	—	—	(2,778)	—	—	(2,778)	(83)	(2,861)
Other comprehensive income, net	—	—	—	—	—	—	—	(740)	(740)	(1)	(741)
Share-based compensation expense	—	—	—	—	308	—	—	—	308	—	308
Restricted Stock Units	92	1	—	—	(113)	—	—	—	(112)	—	(112)
At June 30, 2023	20,591	$236	1,680	$17	$154,290	$(62,705)	$(40,407)	$(3,990)	$47,441	$125	$47,566

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

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At June 30, 2024, there were 1,486,907 shares of Class A Common Stock available for issuance under the 2020 Plan, which includes shares from the 2010 Plan that become available for issuance due to the forfeiture of then outstanding out of the money stock options.

Stock options are granted at exercise prices equal to the grant-date market prices and typically expire on either the fifth or tenth anniversary of the grant date. In contrast to a stock option where the grantee buys our Company’s share at an exercise price determined on the grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan, typically between one year and four years from grant. As discussed further below, a performance component has been added to certain of the RSUs or options granted to management. At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we will issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

Stock options to purchase 207,657 shares of Class A Common Stock were issued to the Board of Directors upon their reelection to the Board in December 2023 for their services for their 2024 term. No other stock options were granted in 2023. On June 6, 2024, we issued options to purchase 1,264,603 shares of Class A Common Stock to our senior executives. These options have a one-year vesting and a ten-year term and were granted in lieu of cash bonuses which would otherwise have been paid under our Company's Incentive Compensation Program. No other stock options were granted during the two quarters of 2024.

For the quarter and six months ended June 30, 2024, we recorded a compensation expense of $115,000 and $164,000 respectively, with respect to our prior stock option grants. For the quarter and six months ended June 30, 2023, we recorded a compensation expense of and $9,000 and $18,000 respectively, with respect to our prior stock option grants At June 30, 2024, the total unrecognized estimated compensation expense related to non-vested stock options was $815,000, which we expect to recognize over a weighted average vesting period of 1.03 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at June 30, 2024, was nil, as the closing price of our Class A Common Stock on that date was $1.42.

The following table summarizes the number of options outstanding and exercisable as of June 30, 2024, and December 31, 2023:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2022	327,498	$15.87	1.24	$—
Granted	207,657	1.92	—	—
Exercised	—	—	—	—
Forfeited	(122,376)	—	—	—
Balance - December 31, 2023	412,779	$14.19	1.79	$—
Granted	1,264,603	1.47	—	—
Exercised	—	—	—	—
Forfeited	(205,122)	—	—	—
Balance - June 30, 2024	1,472,260	$1.73	9.87	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of June 30, 2024:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	June 30, 2024	June 30, 2024	June 30, 2024

Opening balance	265,755	793,353	1,059,108	944,946	50,259	63,904

April 18, 2022	—	428,899	428,899	151,033	230,601	47,265
December 15, 2022	73,683	—	73,683	73,683	—	—
April 11, 2023	—	413,536	413,536	146,714	257,790	9,032
April 21, 2023	—	237,719	237,719	79,328	149,866	8,525
April 28, 2023	—	20,427	20,427	5,109	15,318	—

Total	339,438	1,893,934	2,233,372	1,400,813	703,834	128,726

Time vested RSU awards to management typically vest 25% on the anniversary of the grant date and the remainder over a period of four years. Beginning in 2020, a performance component has been added to certain management equity grants, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two vesting structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. On April 11 and April 21, 2023, the Board of Directors determined that our Company was not in a position to pay cash bonuses that would otherwise have been earned by certain members of management under our Company’s Incentive Compensation Plan for 2022, and authorized the issuance in lieu of such cash bonuses 85,139 RSUs, which vested on April 11, 2024 and 52,360 RSUs, which vested on April 21, 2024. No RSUs were granted during the remainder of 2023 or the first two quarters of 2024, however, the Compensation Committee has not completed its final review of 2024 incentive compensation.

For the quarter and six months ended June 30, 2024, we recorded compensation expense of $341,000 and $1.0 million, respectively. For the quarter and six months ended June 30, 2023, we recorded compensation expense of $299,000, and $733,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $2.6 million as of June 30, 2024, which we expect to recognize over a weighted average vesting period of 1.17 years.

Stock Repurchase Program

Our Stock Repurchase Program expired on March 10, 2024. It has not been renewed. No stock has been repurchased by our Company since March 10, 2020.

Note 18 – Hedge Accounting

As of June 30, 2024, our Company held derivative instruments to the notional value of $33.4 million. The changes in fair value of that instrument were recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. As of December 31, 2023, our Company held no derivative instruments. In the quarter and six months ended June 30, 2024 and June 30, 2023, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended June 30		Six Months Ended June 30
		2024	2023	2024	2023
Interest rate contracts	Interest expense	$—	$(19)	$—	$(786)
Total		$—	$(19)	$—	$(786)

	Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Interest rate contracts	$98	$(16)	$98	$2
Total	$98	$(16)	$98	$2

	Loss (Gain) Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Interest expense	$—	$(220)	$—	$(785)
Total	$—	$(220)	$—	$(785)

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

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2024, and December 31, 2023, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2024
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$182,307	$—	$—	$183,045	$183,045
Subordinated debt	28,111	—	—	27,771	27,771
	$210,418	$—	$—	$210,816	$210,816

		Fair Value Measurement at December 31, 2023
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$181,801	$—	$—	$148,325	$148,325
Subordinated debt	28,499	—	—	27,832	27,832
	$210,300	$—	$—	$176,157	$176,157

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of June 30, 2024, and December 31, 2023.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of June 30, 2024, and December 31, 2023, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2024, and June 30, 2023.

Note 20 – Subsequent Events

On August 12, 2024, the date for the closing of our acquisition of the ground lessee’s interest in the land and improvements constituting our Village East Theatre was extended to November 30, 2024, and our sublease of that facility was extended until September 1, 2026.

On August 13, 2024, we increased the limit of the Westpac Corporate Credit Facility by NZ$5.0 million to NZ$18.8 million.

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

Business Overview & Updates

We continue to be optimistic about the current trajectory of our cinema business and the cinema industry as a whole. Although we remain positive, we are currently, and have in recent years, been impacted by multiple factors, such as COVID – 19, the 2023 Hollywood Strikes and current macroeconomic situations such as inflation, interest rates, labor increases and the declining value of the Australian and New Zealand dollars. These factors are largely beyond our control, and continue to adversely impact the profitability of our global cinema segment when compared to pre-pandemic levels:

•Cinema patronage levels have not yet returned to pre-pandemic levels;

•Inflationary pressures, ongoing supply chain issues, mandatory minimum wage increases, increased operating expenses all arising post-pandemic continue to push up our variable costs while we encounter consumer resistance to higher ticket prices;

•Increased fixed costs for third party cinema rents, some of which are increasing due to fixed rent escalations, some of which are fixed and some of which are adjusted by reference to changes in the cost-of-living index, which are exacerbated by having to also pay COVID-19 related rent deferrals for the periods of time when our operations were closed or restricted;

•Reserve banks in the U.S., Australia and New Zealand have increased interest rates causing our cost of borrowing to increase materially;

•Decreases in exchange rates for the Australian and New Zealand currencies when compared to the U.S. Dollar; and

•General market and economic conditions.

In addition to the above factors negatively influencing the profitability of our global cinema business, we continue to feel the repercussions of the 2023 Hollywood Strikes on our second quarter 2024 operations. Several notable movie titles initially slated for 2024 have been postponed to 2025, including Captain America: Brave New World, Thunderbolts, Disney’s Snow White, Elio, Mission: Impossible 8, SpongeBob SquarePants, and James Cameron’s eagerly awaited Avatar sequel. While certain second quarter 2024 movies such as Kingdom of the Planet of the Apes, Bad Boys: Ride or Die and Inside Out 2 delivered impressive box office performances, they did not save the second quarter of 2024 in comparison to the same period in 2023. Three recent releases, in addition to Inside Out 2, which is now the highest grossing animated movie of all time worldwide, have exceeded box office expectations, but were released either late in the second quarter, or in the third quarter of 2024 and, consequently, did not materially impact our results in the first two quarters: Despicable Me 4 (global box office to date of $809 million), Twisters (global box office to date of $312 million) and Deadpool & Wolverine (global box office to date of $1.0 billion). However, the remaining 2024 film lineup looks strong, featuring highly anticipated releases expected to continue driving audiences to our big screens, including: Joker: Folie a Deux, Wicked, Moana 2, Gladiator 2 and Mufasa: Lion King. Even though we continue to monitor the above factors, we are optimistic about the long-term outlook for our industry for several reasons: (i) more product is being produced catering to niche cinema audiences, like those for concert films and faith-based movies, (ii) major studios and distributors, including streaming platforms such as Amazon, Apple TV and Netflix recognize the economic importance of the theatrical movie release window not only for its contribution to box office revenues, but also as a platform to publicize and differentiate their product from other product available on cable or through streaming, and (iii) the attendance levels of certain highly anticipated, well marketed movies have demonstrated that moviegoers will leave their homes for a night at the movies at attendance rates comparable to pre-pandemic blockbusters.

We continue to work with our landlords to address our occupancy costs, which are high at current revenue levels. Acknowledging that that there is an excess of cinemas in the U.S, we have been assessing our U.S. holdings and intend to continue to close non-performing locations where reasonable accommodations cannot be worked out with the applicable landlord. Since the beginning of the fourth quarter of 2022, we have not renewed our leases at three locations in Hawaii, one location in Texas and one location in Northern California (all of which suffered from negative theater level cash flow). While from time to time in these negotiations, certain of our existing U.S. cinema landlords have engaged in legal proceedings, in each such pending case, we have reached tentative agreements as to revised going forward lease terms, which agreements are currently being documented. We continue to be confident that in the coming years, our cinema revenue will once again support our real estate development ventures. We have one project in Australia for eight screens in the pipeline today.

Recognizing our needs for administrative space reduced in 2024, we streamlined our operations by divesting our administrative building in Culver City, California, freeing up $1.2 million in cash after covering mortgage settlements, brokerage commissions, and transactional fees. It is our expectation that this asset disposition will yield savings of approximately $1.5 million in operational and holding expenses between now and the end of 2025. At the present time, we are managing our California overhead by working remotely, while we work to relocate in less expensive right-sized space.

Additionally, we anticipate sustained improvements in the operational performance of our cinemas as our global circuit continues its recovery. One driving factor for this optimism is the ongoing expansion and refinement of our Food and Beverage (“F&B”) menus. Notably, as mentioned above, in 2023, we can sell beer and wine in 100% of our U.S. cinemas and can sell liquor in all, but three, U.S. Cinemas. We are in the process of seeking the licenses to sell liquor at each of these U.S. Cinemas, along with beer and wine. Looking ahead, we are committed to obtaining liquor licenses and enriching our F&B offerings across our circuits in Australia and New Zealand. This strategic focus displays our dedication to enhancing the overall cinema experience for our valued customers.

Recent Box Office Improvements

Despite the impact from the 2023 Hollywood Strikes, the box office revenue of certain movies released during the second quarter of 2024 demonstrated strength. As mentioned above, sequel movies such as Inside Out 2, Kingdom of the Planet of the Apes, and Bad Boys: Ride or Die delivered record breaking results. Inside Out 2 has soared to over $1.5 billion in worldwide box office, becoming the highest grossing animated movie worldwide of all time. This Disney sequel’s domestic opening in June 2024 increased over 71% from the initial movie released in 2015 and became Pixar’s top-grossing movie of all time. Kingdom of the Planet of the Apes currently has a worldwide gross of over $397 million, becoming the 2nd best domestic 20th Century Studios movie ever. With a worldwide gross of over $400 million, Bad Boys Ride or Die, the fourth movie in the series, has now helped the franchise reach over $1.2 billion worldwide. Further growing the second quarter 2024 box office, Civil War brought in over $122 million making it A24’s 2nd highest-grossing movie behind Everything, Everywhere, All at Once.

The achievement of these films not only reinforces our confidence in the enduring strength of the global cinema industry but also highlights its resilience in the face of past and continuing challenges such as rising operating expenses, labor shortages, changes to movie release dates and supply chain disruptions. As we enter the third quarter of 2024, we are ready to build on this momentum with another exciting movie lineup. Audiences have already been treated to Inside Out 2, Despicable Me 4 and Twisters and now Deadpool & Wolverine. Despicable Me 4 grossed almost $809 million worldwide, catapulting the franchise to over a $5 billion worldwide gross, making it the 3rd highest movie of 2024 at the domestic box office. Twisters had a positive impact at the box office by having a domestic opening gross of over $81 million and over a 97% increase from its 1996 domestic opening.

Again, we look forward to a diverse range of upcoming releases for the remainder of 2024, including (i) Beetlejuice Beetlejuice, Transformers One, Joker: Folie a Deux, Venom: the Last Dance, Wicked, Moana 2, Gladiator 2, Mufasa: Lion King and Sonic the Hedgehog 3 and (ii) critically acclaimed films from specialty distributors, including, without limitation, director John Crowley’s We Live in Time, director Andrea Arnold’s Bird, director RaMell Ross’ Nickel Boys, director Luca Guadagnino’s Queer, director James Mangold’s A Complete Unknown and director Pedro Almodovar’s The Room Next Door.

Real Estate Developments

In the United States, during the first quarter of 2024, we sold our underutilized administrative office building in Culver City, California for $10.0 million.

With respect to our 44 Union Square property in New York City, during the first quarter we engaged a new leasing broker, George Comfort & Sons (www.gcomfort.com), to head the leasing efforts for the remaining space at 44 Union Square. While the space was originally designed for office uses, given the dramatic presence of the property on Union Square, the rebound in foot traffic being enjoyed by Union Square and our building’s significant branding potential, we are considering, a range of uses beyond traditional office tenants, including short term and special purpose uses.

As of June 30, 2024, all of our tenants (excluding one tenant completing refurbishment upgrade works and one tenant completing make good works) were currently open for business at our Australian and New Zealand properties. Most of the rentable retail portions of our Courtenay Central location in New Zealand continue to be closed due to seismic concerns, however one tenant remains open and trading. Furthermore, there is also one tenant trading on our Wakefield property. Our open land areas in Wellington are generating parking revenues.

Due to our liquidity needs, our development endeavors have largely been put on hold. Our limited capital expenditures during 2023 and the first half of 2024 have been largely focused on the enhancement of our existing cinemas. To increase our liquidity, in addition to our industrial property in Williamsport, Pennsylvania, the Company has listed for sale its property assets in (i) Townsville (Queensland), Australia, (ii) Wellington, New Zealand and (iii) Rotorua, New Zealand.

Company Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 60 cinemas as of June 30, 2024.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

We believe these two business segments complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. Post pandemic, we relied more upon income from our real estate assets, and tapped into the imbedded value in those assets, to support our Company through the COVID-19 crisis. As the impact of residual macroeconomic issues diminishes and the movie release schedule improves in terms of both quality and quantity thereby enticing patrons back to our cinemas, we believe that we will once again be able to rely on the cash flows generated by our cinema portfolio. For example, a 100-basis point reduction in rates would save us $2 million per year.

Despite our confidence in the long-term viability of the cinema industry, in light of our upcoming liquidity needs due to debt maturities and other factors, we have identified certain real estate assets to monetize and will be exploring the monetization of other properties to the extent our liquidity needs require. We are steadfast in our belief that our two-pronged, diversified international business strategy will keep carrying our Company through these difficult times as we continue to navigate the uncertainty and challenges posed by the recent macroeconomic obstacles. See Note 3 – Liquidity and Impairment Assessment.

Key Performance Indicators

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is F&B Spend Per Patron (“SPP”). This metric is calculated by dividing our post-tax Food & Beverage Revenues by the number of cinema attendees during a specific period.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of June 30, 2024, we have a total of 38 theater locations with elevated food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy). We use SPP to assess our food and beverage performance compared to our competitors. While various factors like labor and cost of goods affect our F&B profitability, SPP indicates our ability to maintain strong top-line performance. It also reflects our success in generating additional revenue by promoting and selling supplementary products to our customers during their visits. Furthermore, this metric helps us evaluate how well we differentiate our F&B offerings from competitors. Management uses F&B SPP to adjust pricing strategies, measure the effectiveness of marketing initiatives, optimize menu offerings, and ensure that prices remain accessible to our customers.

Average Ticket Price per Patron

Another key performance indicator used by management in our cinema segment is Average Ticket Price (“ATP”) per Patron, which is calculated based on our total Box Office Revenues on a post-tax basis divided by our cinema attendance during a specific period. ATP measures our operational cinema performance when compared to that of our competitors. ATP is a useful metric for evaluating our ability to achieve a strong top line performance, gauging the effectiveness of our cinemas’ pricing strategies and our ability to entice customers back to our theaters. Management uses ATP to adjust and inform ticket pricing schemes for our individual theaters, measures the effectiveness of our content programming, and ensures that price barriers are not created for our guests.

Real Estate Key Performance Indicators

The key performance indicators used by management in our real estate segment with respect to our properties held for rent (other than our Live Theatres) are net operating income, occupancy factor (the percentage of the net rentable area of our properties that is leased) and average lease duration. Set forth in the table below is a comparison of these indicators for the second quarter and six months ended June 30, 2024 compared to the corresponding periods in 2023. As a matter of clarification, we have not included in our calculation of net rentable area available for lease any space that is closed for renovation or redevelopment (such as our Courtenay Central property).

In the case of our Live Theatres, with respect to key performance indicators, we primarily look to the live theater rental revenue and ancillary income from the theatres. This key performance indicator represents box office revenues less amounts paid to producers for license fee settlements, plus ancillary income earned by us from certain theater operations. Our live theater rental revenue and ancillary income for the second quarter of 2024 was $415,814 which decreased from $566,196 in the second quarter of 2023.

Historically, in the case of our development properties (such as 44 Union Square in New York City and our various international properties sch as Newmarket Village in Australia), we have no specific key performance standards to compare performance from period to period. Rather we continue to analyze budgets and projections and compare actual results to budgeted or projected results from time to time.

Cinema Exhibition Overview

We operate our worldwide cinema exhibition businesses through various subsidiaries under various brands:

•in the U.S., under the Reading Cinemas, Consolidated Theatres and Angelika Film Center brands.

•in Australia, under the Reading Cinemas, Angelika, and, for our one unconsolidated joint venture theatre, Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and our two unconsolidated joint venture theatres, Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of June 30, 2024.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	6	74	6		Consolidated Theatres
	California	6	72	6		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	1	8	1		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	19	193	18	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	6		Reading Cinemas
	Queensland	7	64	4	3	Reading Cinemas, Angelika Cinemas, Event Cinemas(1)
	Western Australia	4	27	3	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	30	226	26	4
New Zealand	Wellington	2	15	1	1	Reading Cinemas
	Otago	3	15	2	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	11	67	7	4
GRAND TOTAL		60	486	51	9

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

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of June 30, 2024, were as follows:

•Armadale, Western Australia, Australia: On January 13, 2023, we took over an existing six-screen cinema in Armadale, Australia, a suburb of Perth in Western Australia.

•South City Square, Brisbane, Australia: On August 24, 2023, we launched our first-ever Angelika Cinemas outside of the United States at South City Square in Woolloongabba, Brisbane. The location operates as an eight-screen complex, featuring elevated food and beverage offerings (including alcoholic beverages), and recliner seating. Three of the auditoriums, known as Soho Lounge cinemas, offer table-service.

•Busselton, Western Australia, Australia: On September 22, 2023, we opened a five-screen complex in the newly expanded Busselton Central Shopping Centre precinct of Busselton, Western Australia. The state-of-the-art complex features a TITAN LUXE screen, elevated food and beverage offerings, and recliner seating.

Our Board has authorized management to proceed with the negotiation of lease for one new state-of-the-art cinema, located in Noosa, Queensland, Australia.

Cinema Upgrades

As of June 30, 2024, the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	60	486
IMAX	1	1
TITAN XC and TITAN LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	17	45
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	33	198
Liquor Licenses (5)	46	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of today, we (i) have licenses in 100% of our cinemas operating in the U.S. to sell beer and wine and (ii) we are working to add liquor to our licenses in our three New York City cinemas. In Australia, 83% of our cinemas are licensed and we have one liquor licenses pending. In New Zealand, 33% of our cinemas are licensed and we have zero liquor licenses pending.

Recent Enhancements

United States

•Renovation Work: As of June 30, 2024, we have converted 110 of our 193 U.S. auditoriums to luxury recliner seating. As of the date of this Report, we are engaging in discussions with certain landlords in the U.S. about tenant allowances to upgrade certain U.S. cinemas.

Australia and New Zealand

•Rouse Hill renovation: Our Reading Cinema in Rouse Hill (NSW) will undergo a lease obligated refurbishment focusing on the foyer, concessions, including the introduction of hot food offerings, and the addition of another all reclining Premium auditorium. The preliminary drawings have been completed and we are developing construction drawings for applicable approvals.

•Angelika Film Centre, South City Square: Australia’s first Angelika opened on August 24, 2023 in the Woolloongabba (Queensland) South City Square development. The complex offers eight screens, all reclining seating, and exceptional hot food and liquor offerings.

•Other Cinema Upgrades: In addition, during the three-year period of 2021 to 2023, we improved our Reading Cinemas in Sunbury (VIC) and the State Cinema (TAS) in Australia.

During 2024, we will continue to focus on the enhancement of our proprietary online ticketing and Food & Beverage capabilities, together with improving and expanding our social media platforms and interfaces. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products we offer.

Cinema Closures

On May 7, 2023, The Hutt Pop-Up in New Zealand was permanently closed due to the expiration of our lease for that location. We chose not to continue the cinema as it was only brought online as a “pop up” to address a temporary opening in the market. Since the fourth quarter of 2022, we have closed five cinema locations, all of which were loss makers: three in Hawaii, one in Northern California and one in Texas.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business is intended to create long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs, and has, in recent times and will over the next 12 months, assist our liquidity needs through various asset monetizations. In addition to owning the fee interests in nine of our cinemas (as presented in the table under Cinema Exhibition Overview), as of June 30, 2024, we:

•own our 44 Union Square property in Manhattan comprised of retail and office space which is currently in the lease-up phase. The cellar, ground floor, and second floor of the building are now fully leased to Petco, which is in occupancy of its premises on a full rent paying basis;

•own and operate two ETCs known as Newmarket Village (in a suburb of Brisbane) and the Belmont Common (in a suburb of Perth)in Australia;

•own and operate another ETC known as Cannon Park in Townsville, Australia, which is currently held for sale;

• own property assets in Wellington, New Zealand, (including Courtenay Central , historically operated as an ETC), which are all currently held for sale;

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

Real Estate Held for Development

The combination of the COVID-19 pandemic, the lack of any material U.S. public pandemic financial assistance due to our public company status, the 2023 Hollywood Strike, increased interest rates, inflation, increased labor costs, and decreases in the value of the Australian Dollar and New Zealand Dollar vise a vise the U.S. Dollar, have significantly impacted our cinema operations and necessitated capital conservation to sustain our cinema operations and service our debt. This has required us to rethink our real estate business plan and to monetize a number of properties that had pre-COVID been slated for long term development.

To date, we have monetized the following property assets:

(i)Our non-income producing land holdings in Coachella, California and Manukau, New Zealand;

(ii)Our Redyard ETC in Auburn, Australia

(iii)Our Royal George live theatre complex in Chicago (slated for redevelopment, and now being redeveloped for residential purposes by the new owner);

(iv)The land underlying our cinema in Invercargill, New Zealand;

(v)Our non-competitive four-screen strata title cinema in Maitland, Australia; and

(vi)Our administrative office building in Culver City, California.

These properties were identified for sale and sold in significant part because of (i) our need for liquidity due to the circumstances referred to above, (ii) the amount of capital required to materially increase their value in the immediate to mid-term, (iii) they were either non-income producing or provided immaterial cash flow and (iv) in the case of our Culver City office building, the property was not required for our operations because it exceeded our office size requirements

As of the date of this Report, we have classified the following properties as held for sale:

(i)The land underlying our cinema in Rotorua, New Zealand;

(ii)Our approximately 3.7 acre five-parcel assemblage in the entertainment center of Wellington, New Zealand, which includes the Courtenay Central building;

(iii)Our ETC properties in Townsville (QLD) in Australia known as Cannon Park; and

(iv)Our industrial land in Williamsport, Pennsylvania (also currently non-income producing).

In the case of Rotorua, Courtenay Central and Cannon Park, if the potential buyer elects to have a cinema use on the property, we intend to lease back our existing Reading Cinema or a potentially new cinema, in the event the potential buyer elects to build a new cinema.

Our remaining assets held for development include the Cinemas 1,2,3 in Manhattan, and our various historic railroad properties, the principal of these being our holding in downtown Philadelphia, which is discussed in greater detail below.

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

•Minetta Lane Theatre (New York, N.Y.) – Prior to the pandemic, our theater hosted Audible productions featuring a limited cast and special live performances streamed on the Audible platform. Public performances resumed on October 8, 2021, after an approximate 1.5-year hiatus due to the COVID-19 pandemic, during which we provided certain abatements. Audible has since resumed full operations and extended its license agreement with us through March 15, 2026, with an option to extend for an additional year.

•Orpheum Theatre (New York, N.Y.) – Before COVID-19, our Orpheum Theatre was home to STOMP. While shows ceased from April 2020 to June 2021 due to the pandemic, performances afterward were intermittent. During this time, we provided certain abatements. STOMP concluded its 30-year run at our theater on January 8, 2023. Under our termination agreement, we retain the rights to host any future productions of the show. Following STOMP's departure, new productions such as The Empire Strips Back and Comedian Rachel Bloom's Death, Let Me Do My Show brought fresh excitement to audiences during 2023. During the first quarter of 2024, the Orpheum hosted Eddie Izzard’s Hamlet which had a four-week run through April 14, 2024. And, on September 14, 2024 performances of The Big Gay Jamboree begin at the Orpheum. This new show from a book by Marla Mindelle, the co-author and original star of the Off Broadway hit musical-comedy Titanique is being produced by (i) LuckyChap, the producing team, which includes Margot Robbie, behind Barbie and Saltburn and (ii) multiple-Tony-winning Broadway producing veterans Sue Wagner and John Johnson (Stereophonic, Lempicka).

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

Australia:

•Newmarket Village ETC (Brisbane, Australia) – Through 2024 and into 2025 we plan to continue operating our Newmarket Village ETC, which includes Reading Cinemas as an anchor tenant Our site includes a 23,218 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating different development options for this space. As of the date of this Report, the combined center and office building is 99% leased.

•Cannon Park Center ETC, (Queensland, Australia) – We own two adjoining properties in Townsville, Queensland, Australia, (Cannon Park City Center and Cannon Park Discount Center) comprising approximately 9.4-acres which we operate as our Cannon Park Center ETC. The total gross leasable area of the two properties is 126,368 square feet. Our six-screen Reading Cinema is an anchor tenant. These properties are currently 94% leased. This property is currently being marketed for sale.

•The Belmont Common, (Belmont, Perth, Australia) – The total gross leasable area of the Belmont Common is 60,116 square feet. Our ten-screen Reading Cinema is the anchor tenant with six third-party tenants. The site is currently 100% leased.

New Zealand:

•Wellington, New Zealand, including Courtenay Central. – Our Wellington properties include five contiguous parcels representing approximately 161,082 square feet of land located in the entertainment core of Wellington and within walking distance and offering direct views of Wellington Harbor. Assembled over a period of years, we believe our properties represent the largest commercial assemblage available anywhere in Wellington. After recently encountering certain challenges with our development plans, we engaged JLL as our exclusive sales agent to market these key property assets that represent a once-in-a-lifetime development opportunity for a well-capitalized buyer. All five contiguous parcels are currently being marketed for sale by JLL.

•Taking into account this generational development opportunity, together with, among other things, (i) the June 2023 opening of Takina, Wellington’s first and state-of-the-art Convention and Exhibition Center (wcec.co.nz) directly across the street from our properties, (ii) the loosening of certain height and density restrictions, and (iii) the lack of comparable building sites, we believe the international and local market will support a compelling sales price, despite the current interest rate environment.

•It is our intention to structure any monetization transaction to preserve for us the right to lease or operate any cinema that is built or operated on the assemblage, in the future.

For a complete list of our principal properties, see Part I, Item 2 – Properties under the heading “Investment and Development Property” in our 2023 Form 10-K”

Corporate Matters

Refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 17 – Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Please refer to our 2023 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2024, and June 30, 2023, respectively:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2024	June 30, 2023	Fav/ (Unfav)	June 30, 2024	June 30, 2023	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$42,941	61,055	(30)%	$84,213	$103,042	(18)%
Real estate	5,013	5,217	(4)%	9,946	10,282	(3)%
Inter-segment elimination	(1,146)	(1,218)	6%	(2,298)	(2,463)	7%
Total revenue	46,808	65,054	(28)%	91,861	110,861	(17)%
Operating expense
Cinema exhibition	(40,564)	(52,581)	23%	(82,436)	(95,482)	14%
Real estate	(2,461)	(2,104)	(17)%	(4,696)	(4,319)	(9)%
Inter-segment elimination	1,146	1,218	(6)%	2,298	2,463	(7)%
Total operating expense	(41,879)	(53,467)	22%	(84,834)	(97,338)	13%
Depreciation and amortization
Cinema exhibition	(2,554)	(2,894)	12%	(5,141)	(5,768)	11%
Real estate	(1,358)	(1,619)	16%	(2,874)	(3,206)	10%
Total depreciation and amortization	(3,912)	(4,513)	13%	(8,015)	(8,974)	11%
General and administrative expense
Cinema exhibition	(1,093)	(1,106)	1%	(2,071)	(1,933)	(7)%
Real estate	(248)	(208)	(19)%	(539)	(466)	(16)%
Total general and administrative expense	(1,341)	(1,314)	(2)%	(2,610)	(2,399)	(9)%
Segment operating income
Cinema exhibition	(1,270)	4,474	(>100)%	(5,435)	(141)	(>100)%
Real estate	946	1,286	(26)%	1,837	2,291	(20)%
Total segment operating income (loss)	$(324)	$5,760	(>100)%	$(3,598)	$2,150	(>100)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(99)	(176)	44%	(201)	(355)	43%
General and administrative expense	(3,929)	(3,794)	(4)%	(8,083)	(7,889)	(2)%
Interest expense, net	(5,252)	(4,875)	(8)%	(10,537)	(8,991)	(17)%
Equity earnings of unconsolidated joint ventures	119	207	(43)%	94	226	(58)%
Gain (loss) on sale of assets	9	—	—%	(1,116)	—	-%
Other income (expense)	(216)	(86)	(>100)%	123	91	35%
Income before income taxes	(9,692)	(2,964)	(>100)%	(23,318)	(14,768)	(58)%
Income tax benefit (expense)	156	103	51%	379	583	(35)%
Net income (loss)	(9,536)	(2,861)	(>100)%	(22,939)	(14,185)	(62)%
Less: net income (loss) attributable to noncontrolling interests	(195)	(83)	(>100)%	(370)	(296)	(25)%
Net income (loss) attributable to Reading International, Inc.	$(9,341)	$(2,778)	(>100)%	$(22,569)	$(13,889)	(62)%
Basic earnings (loss) per share	$(0.42)	$(0.12)	(>100)%	$(1.01)	$(0.63)	(60)%

Consolidated and Non-Segment Results:

Second Quarter Net Results

Revenue

Revenue for the quarter ended June 30, 2024, decreased by $18.2 million, to $46.8 million, compared to the same period in the prior year, primarily due to (i) a weaker movie slate due to the negative impacts of the 2023 Hollywood Strikes, (ii) decreased U.S. and New Zealand property rent revenue, in part due to loss of third party rent revenue from our Culver City Office building, due to the abandonment by that tenant of their premises at the building in July 2023 (we subsequently sold the property in February 2024), (iii) lower U.S. live theatre revenue, and (iv) a softening of the AU/NZ foreign exchange rates.

Revenue for the six months ended June 30, 2024, decreased by $19.0 million, to $91.9 million, when compared to the same period in the prior year. This decrease is attributable to lower cinema performances in all countries, as a result of a weaker film slate and a decline in attendance, and reduced rent income in the U.S. and New Zealand.

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended June 30, 2024, decreased by $6.1 million, from a gain of $5.8 million to a loss of $0.3 million, primarily due to a weaker film slate, and lower U.S. and NZ rent revenue.

Our total segment operating income for the six months ended June 30, 2024, decreased by $5.7 million, from an income of $2.2 million to a loss of $3.6 million, primarily due to (i) weakened cinema performance, as attendance declined year-over-year, (ii) a loss in third party rent revenue as the result of the abandonment of the third party tenant of its premises in July 2023, and (iii) an increase in general and administrative expenses.

During the second quarter of 2024, both the Australia and New Zealand dollars devalued against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the second quarter of 2024 decreased 1.3% compared to the same period in 2023. The average New Zealand dollar exchange rate against the U.S. dollar for the second quarter of 2024 decreased 2.1% compared to the same period in 2023. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended June 30, 2024, increased by $6.6 million, from a loss of $2.8 million to a loss of $9.3 million, when compared to the same period in the prior year, primarily due to weakened cinema and real estate performance along with increased interest expense.

For the six months ended June 30, 2024, net loss attributable to Reading International, Inc. increased by $8.7 million, from a loss of $13.9 million to a loss of $22.6 million, when compared to the same period in the prior year primarily due to decreased segment results, increased interest expense, and a loss on the sale of our Culver City office building.

Income Tax Expense

Income tax benefit for the three months ended June 30, 2024, increased by $0.1 million compared to the equivalent prior-year period.  The change between 2024 and 2023 is primarily related to an increase in pretax loss in 2024, offset by an increase in reserve for valuation allowance in 2024.

Income tax benefit for the six months ended June 30, 2024, decreased by $0.2 million compared to the equivalent prior-year period.  The change between 2024 and 2023 is primarily related to an increase in reserve for valuation allowance in 2024, partially offset by an increase in pretax loss in 2024.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2024, and June 30, 2023, respectively:

		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2024	% of Revenue	June 30, 2023	% of Revenue	June 30, 2024	% of Revenue	June 30, 2023	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$11,681	27%	$18,712	31%	$23,922	28%	$30,755	30%	(38)%	(22)%
	Food & beverage revenue	7,452	17%	11,998	20%	14,413	17%	19,445	19%	(38)%	(26)%
	Advertising and other revenue	2,347	5%	3,307	5%	4,450	5%	5,626	5%	(29)%	(21)%
		$21,480	50%	$34,017	56%	$42,785	51%	$55,826	54%	(37)%	(23)%
Australia	Admissions revenue	$10,851	25%	$14,138	23%	$21,113	25%	$24,509	24%	(23)%	(14)%
	Food & beverage revenue	6,348	15%	7,526	12%	12,114	14%	13,160	13%	(16)%	(8)%
	Advertising and other revenue	1,344	3%	1,276	2%	2,640	3%	2,482	2%	5%	6%
		$18,543	43%	$22,940	38%	$35,867	43%	$40,151	39%	(19)%	(11)%
New Zealand	Admissions revenue	$1,744	4%	$2,516	4%	$3,344	4%	$4,321	4%	(31)%	(23)%
	Food & beverage revenue	1,013	2%	1,400	2%	1,923	2%	2,391	2%	(28)%	(20)%
	Advertising and other revenue	161	0%	185	0%	294	0%	353	0%	(13)%	(17)%
		$2,918	7%	$4,101	7%	$5,561	7%	$7,065	7%	(29)%	(21)%

Total revenue		$42,941	100%	$61,058	100%	$84,213	100%	$103,042	100%	(30)%	(18)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(6,272)	15%	$(10,450)	17%	$(12,411)	15%	$(16,689)	16%	40%	26%
	Food & beverage cost	(2,012)	5%	(3,149)	5%	(3,918)	5%	(5,130)	5%	36%	24%
	Occupancy expense	(3,206)	7%	(6,389)	10%	(8,993)	11%	(12,503)	12%	50%	28%
	Other operating expense	(9,089)	21%	(10,893)	18%	(18,097)	21%	(20,791)	20%	17%	13%
		$(20,579)	48%	$(30,881)	51%	$(43,419)	52%	$(55,113)	53%	33%	21%
Australia	Film rent and advertising cost	$(4,947)	12%	$(6,704)	11%	$(9,395)	11%	$(11,070)	11%	26%	15%
	Food & beverage cost	(1,435)	3%	(1,528)	3%	(2,709)	3%	(2,737)	3%	6%	1%
	Occupancy expense	(4,538)	11%	(4,480)	7%	(8,940)	11%	(8,771)	9%	(1)%	(2)%
	Other operating expense	(6,163)	14%	(5,707)	9%	(12,324)	15%	(11,528)	11%	(8)%	(7)%
		$(17,083)	40%	$(18,419)	30%	$(33,368)	40%	$(34,106)	33%	7%	2%
New Zealand	Film rent and advertising cost	$(752)	2%	$(1,201)	2%	$(1,434)	2%	$(1,974)	2%	37%	27%
	Food & beverage cost	(225)	1%	(266)	0%	(430)	1%	(458)	0%	15%	6%
	Occupancy expense	(783)	2%	(776)	1%	(1,543)	2%	(1,565)	2%	(1)%	1%
	Other operating expense	(1,141)	3%	(1,041)	2%	(2,242)	3%	(2,266)	2%	(10)%	1%
		$(2,901)	7%	$(3,284)	5%	$(5,649)	7%	$(6,263)	6%	12%	10%

Total operating expense		$(40,563)	94%	$(52,584)	86%	$(82,436)	98%	$(95,482)	93%	23%	14%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,250)	3%	$(1,579)	3%	$(2,521)	3%	$(3,062)	3%	21%	18%
	Impairment of long-lived assets	—	0%	—	0%	—	0%	—	0%	(>100)%	(>100)%
	General and administrative expense	(739)	2%	(743)	1%	(1,372)	2%	(1,165)	1%	1%	(18)%
		$(1,989)	5%	$(2,322)	4%	$(3,893)	5%	$(4,227)	4%	14%	8%
Australia	Depreciation and amortization	$(1,192)	3%	$(1,174)	2%	$(2,382)	3%	$(2,419)	2%	(2)%	2%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	(355)	1%	(363)	1%	(699)	1%	(768)	1%	2%	9%
		$(1,547)	4%	$(1,537)	3%	$(3,081)	4%	$(3,187)	3%	(1)%	3%
New Zealand	Depreciation and amortization	$(112)	0%	$(141)	0%	$(238)	0%	$(287)	0%	21%	17%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		$(112)	0%	$(141)	0%	$(238)	0%	$(287)	0%	21%	17%

Total depreciation, amortization, general and administrative expense		$(3,648)	8%	$(4,000)	7%	$(7,212)	9%	$(7,701)	7%	9%	6%
OPERATING INCOME (LOSS) – CINEMA
United States		$(1,088)	(3)%	$814	1%	$(4,527)	(5)%	$(3,514)	(3)%	(>100)%	(29)%
Australia		(87)	(0)%	2,984	5%	(582)	(1)%	2,858	3%	(>100)%	(>100)%
New Zealand		(95)	(0)%	676	1%	(326)	(0)%	515	0%	(>100)%	(>100)%
Total Cinema operating income (loss)		$(1,270)	(3)%	$4,474	7%	$(5,435)	(6)%	$(141)	(0)%	(>100)%	(>100)%

Second Quarter Results

Revenue

For the quarter ended June 30, 2024, cinema revenue decreased by $18.1 million, to $42.9 million compared to the same period in the prior year. This decrease was primarily due to (i) weaker movie slate as a result of the 2023 Hollywood Strikes, and (ii) weakening of AU/NZ foreign exchange rates.

For the six months ended June 30, 2024, cinema revenue decreased by $18.8 million, to $84.2 million compared to the same period in the prior year. This decrease was primarily driven by (i) weaker movie slates, and (ii) and lower Average Ticket Price in AU and NZ, along with (iii) a weakening of AU/NZ foreign exchange rates. This was offset by a higher Average Ticket Price in the U.S and higher F&B per capita in Australia.

Cinema Segment Operating Income/(Loss)

Cinema segment operating income for the quarter ended June 30, 2024, decreased by $5.7 million, from an income of $4.5 million to a loss of $1.3 million when compared to the same period in the prior year. This decline of Operating Income is due to a decrease in cinema revenue for all countries as a result of the 2023 Hollywood Strikes.

Cinema segment operating loss for the six months ended June 30, 2024, increased by $5.3 million, to a loss of $5.4 million when compared to the same period in the prior year primarily due to the same reasons as above.

Operating expense

Operating expenses for the quarter ended June 30, 2024, decreased by $12.0 million, to $40.6 million, compared to the same quarter in the prior year. Operating expenses for the six months ended June 30, 2024, decreased by $13.0 million, to $82.4 million, compared to the same time period in the prior year. These decreases were due to, decreased film rent expense, decreased food & beverage cost, and decreased U.S. occupancy costs offset by increased Australia occupancy and other operating expenses.

Real Estate

The following table details our real estate segment operating results for the quarters and six months ended June 30, 2024 and June 30, 2023, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2024	% of Revenue	June 30, 2023	% of Revenue	June 30, 2024	% of Revenue	June 30, 2023	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$416	8%	$566	11%	$828	8%	$906	9%	(27)%	(9)%
	Property rental income	1,067	21%	1,268	24%	2,139	22%	2,483	24%	(16)%	(14)%
		1,483	30%	1,834	35%	2,967	30%	3,389	33%	(19)%	(12)%
Australia	Property rental income	3,177	63%	2,991	57%	6,261	63%	6,128	60%	6%	2%
New Zealand	Property rental income	353	7%	392	8%	718	7%	765	7%	(10)%	(6)%

Total revenue		$5,013	100%	$5,217	100%	$9,946	100%	$10,282	100%	(4)%	(3)%
OPERATING EXPENSE
United States	Live theatre cost	$(227)	5%	$(181)	3%	$(410)	4%	$(353)	3%	(25)%	(16)%
	Property cost	(359)	7%	(225)	4%	(778)	8%	(666)	6%	(60)%	(17)%
	Occupancy expense	(212)	4%	(240)	5%	(456)	5%	(483)	5%	12%	6%
		(798)	16%	(646)	12%	(1,644)	17%	(1,502)	15%	(24)%	(9)%
Australia	Property cost	(651)	13%	(593)	11%	(1,172)	12%	(1,105)	11%	(10)%	(6)%
	Occupancy expense	(478)	10%	(489)	9%	(967)	10%	(972)	9%	2%	1%
		(1,129)	23%	(1,082)	21%	(2,139)	22%	(2,077)	20%	(4)%	(3)%
New Zealand	Property cost	(423)	8%	(276)	5%	(692)	7%	(538)	5%	(53)%	(29)%
	Occupancy expense	(111)	2%	(100)	2%	(221)	2%	(202)	2%	(11)%	(9)%
		(534)	11%	(376)	7%	(913)	9%	(740)	7%	(42)%	(23)%

Total operating expense		$(2,461)	49%	$(2,104)	40%	$(4,696)	47%	$(4,319)	42%	(17)%	(9)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(677)	14%	$(795)	15%	$(1,416)	14%	$(1,534)	15%	15%	8%
	General and administrative expense	(212)	4%	(160)	3%	(480)	5%	(337)	3%	(33)%	(42)%
		(889)	18%	(955)	18%	(1,896)	19%	(1,871)	18%	7%	(1)%
Australia	Depreciation and amortization	$(551)	11%	$(635)	12%	$(1,142)	11%	$(1,283)	12%	13%	11%
	General and administrative expense	(36)	1%	(49)	1%	(59)	1%	(129)	1%	27%	54%
		(587)	12%	(684)	13%	(1,201)	12%	(1,412)	14%	14%	15%
New Zealand	Depreciation and amortization	(130)	3%	(189)	4%	(316)	3%	(389)	4%	31%	19%
	General and administrative expense	—	0%	1	(0)%	—	0%	—	0%	100%	-%
		(130)	3%	(188)	4%	(316)	3%	(389)	4%	31%	19%
Total depreciation, amortization, general and administrative expense		$(1,606)	32%	$(1,827)	35%	$(3,413)	34%	$(3,672)	36%	12%	7%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(204)	(4)%	$233	4%	$(573)	(6)%	$16	0%	(>100)%	(>100)%
Australia		1,461	29%	1,225	23%	2,921	29%	2,639	26%	19%	11%
New Zealand		(311)	(6)%	(172)	(3)%	(511)	(5)%	(364)	(4)%	(81)%	(40)%
Total real estate operating income (loss)		$946	19%	$1,286	25%	$1,837	18%	$2,291	22%	(26)%	(20)%

Second Quarter Results

Revenue

Real estate revenue for the quarter ended June 30, 2024, decreased slightly by $0.2 million, to $5.0 million, compared to the same period in the prior year. This rent revenue decrease was primarily due to intercompany rent income loss from the sale of our Maitland property in the fourth quarter of 2023 and the third party and intercompany rent income loss from our Culver City headquarter building due to the abandonment by that tenant of their premises at the building in July 2023 (we subsequently sold the property in February 2024). Additionally, as a result of the Orpheum Theater being “dark” for May and June 2024, there was a decrease in Live theater rental and ancillary income contributing to the real estate revenue being $0.2 million lower compared to the same period in the prior year.

For the six months ended June 30, 2024, real estate revenue decreased by $0.3 million, to $9.9 million, compared to the same period in the prior year. Aligning with the second quarter of 2024, the small decrease was due to the decrease in U.S. rental income, partially offset by the increase in rental income in Australia.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended June 30, 2024 decreased by $0.3 million to $0.9 million, compared to the same period in the prior year. This change was primarily due to the loss in income from the sale of our (i) Culver City office building in February 2024 and (ii) Maitland (NSW) property in October 2023.

For the six months ended June 30, 2024, real estate segment operating income decreased by $0.5 million, to $1.8 million, compared to the same period in the prior year. This decrease in operating income was due to reduction in U.S. and NZ’s rental income. This decrease was similarly driven by the loss of income from the sale of our (i) Culver City office building in February 2024 and (ii) Maitland (NSW) property sold in October 2023.

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

However, disruptions to our cinema cash flow caused by the (i) COVID-19 pandemic and government efforts to address the pandemic, (ii) the historic rise in interest rates and inflation which occurred following the pandemic and (iii) the 2023 Hollywood Strikes, we have needed to defer capital expenditures and to rely on borrowings and the proceeds of asset monetizations to cover our costs of operations, pay interest expense and pay down debt. Since March 31, 2020, we have paid down our institutional debt by $52.6 million.

Our bank loans with Bank of America, NAB, and Westpac require that our Company comply with certain covenants. Furthermore, our Company’s use of loan funds from NAB and Westpac is limited due to limitations on the expatriation of funds from Australia and New Zealand to the United States. We believe that our lenders understand that we are doing everything that can reasonably be done, and that, generally speaking, our relationships with our lenders are good.

While our Company believes that there will be recovery in the global cinema business, we still face macroeconomic headwinds such as increased interest rates, inflation, supply chain issues and increased film rent, labor and operating costs, many of which are beyond our control. We are closely monitoring our debt maturity dates to arrange necessary amendments. As of June 30, 2024, we have debt of $58.8 million coming due in the next 12 months.

If our Company is unable to generate sufficient cash flow in the upcoming months, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, monetizing additional assets, restructuring our debt and/or our lease obligations or finding additional sources of liquidity (such as additional borrowings). In February 2024, we sold our Culver City office building for $10.0 million. While we incurred a loss of $1.1 million on the transaction, we were able to reduce debt by $8.4 million and to free up cash in the amount of $1.2 million which was used to support operational activities.  Further, due to the scope and extent of office vacancies in Los Angeles County, we anticipate that we will be able to save approximately $1.5 million between now and the end of 2025 by moving to other premises. We listed as an asset held for sale our industrial property in Williamsport, Pennsylvania. This property was historically used as a rail yard, and, accordingly, has direct access to the area’s rail system. We carry the property on our books at a book value (the lower of cost or market, as opposed to fair market value) of $0.5 million. This asset was selected since it is currently for our Company non-income producing and, based on recent appraisals, we believe that it would free up amounts of cash.

In order to further bolster our liquidity and capital resources, in this second quarter 2024, we have classified our Cannon Park property in Townsville, Australia and our Wellington property assemblage in New Zealand, with book values of $18.8 million and $17.2 million, respectively, as properties held for sale. Our Wellington assemblage consists of five parcels aggregating 161,082 square feet located in the entertainment center of Wellington and within walking distance of the Wellington harbor. We are also looking to monetize the land under certain of our other New Zealand cinemas, while retaining leases of the cinemas located upon such parcels.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 12 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 3 – Liquidity and Impairment Assessment.

The changes in cash and cash equivalents for the six months ended June 30, 2024, and June 30, 2023, respectively, are discussed as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2024	2023	% Change
Net cash provided by (used in) operating activities	$(13,157)	$(8,808)	(49)%
Net cash provided by (used in) investing activities	7,398	(3,430)	>100%
Net cash provided by (used in) financing activities	1,125	(712)	>100%
Effect of exchange rate on cash and restricted cash	(80)	(188)	57%
Increase (decrease) in cash and cash equivalents and restricted cash	$(4,714)	$(13,138)	64%

Operating activities

Cash used in operating activities for the six months ended June 30, 2024, increased by $4.3 million, to $13.2 million compared to cash used in the same period of prior year of $8.8 million. This was primarily driven by an increase in Net Loss and offset by an operating liabilities increase from accounts payable.

Investing activities

Cash provided in investing activities during the six months ended June 30, 2024 was $7.4 million compared to cash used in the same period of prior year of $3.4 million. This was due to $9.7 million proceeds from sale of the Culver City office building in February 2024.

Financing activities

Cash provided in financing activities for the six months ended June 30, 2024, increased by $1.8 million, to $1.1 million compared to cash used in the same prior year period. This was primarily due to the new bridge loan of $13.0 million from NAB on April 10, 2024, partially offset by the payoff of the Citizens loan of $8.4 million, following the sale of the Culver City office buildings and additional $0.3 million debt repayments that was required when our Bank of America Credit Facility was amended on March 27, 2024.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the six months ended June 30, 2024, and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2024	2023	2022	2021	2020
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$9,242	$12,906	$29,947	$83,251	$26,826
Unused borrowing facility	7,859	7,859	12,000	12,000	15,490
Restricted for capital projects	7,859	7,859	12,000	12,000	9,377
Unrestricted capacity	—	—	—	—	6,113
Total resources at period end	17,101	20,765	41,947	95,251	42,316
Total unrestricted resources at period end	9,242	12,906	29,947	83,251	32,939
Debt-to-Equity Ratio
Total contractual facility	$218,277	$218,159	$227,633	$248,948	$300,449
Total debt (gross of deferred financing costs)	210,418	210,300	215,633	236,948	284,959
Current	58,599	35,070	38,026	12,060	42,299
Non-current	151,819	175,230	177,607	224,888	242,660
Finance lease liabilities	63	83	209	—	—
Total book equity	9,531	32,996	63,279	105,060	81,173
Debt-to-equity ratio	22.08	6.37	3.41	2.26	3.51
Changes in Working Capital
Working capital (deficit)(1)	$(89,787)	$(88,373)	$(74,152)	$(6,673)	$(64,140)
Current ratio	0.40	0.30	0.39	0.94	0.47
Capital Expenditures (including acquisitions)	$2,175	$4,711	$9,780	$14,428	$16,759

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of June 30, 2024, we had $9.2 million in unrestricted cash and cash equivalents compared to $12.9 million on December 31, 2023. On June 30, 2024, our total outstanding borrowings were $210.4 million compared to $210.3 million on December 31, 2023.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2024:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Debt(1)	$31,855	$87,688	$62,764	$—	$—	$—	$182,307
Operating leases, including imputed interest	30,207	29,007	26,751	23,446	21,288	112,162	242,861
Finance leases, including imputed interest	44	22	—	—	—	—	66
Subordinated debt(1)	198	—	—	27,913	—	—	28,111
Pension liability	263	547	576	607	638	443	3,074
Interest on pension liability	79	137	108	77	45	11	457
Estimated interest on debt (2)	9,346	10,737	5,238	1,313	—	—	26,634
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Total	$77,892	$128,138	$95,437	$53,356	$21,971	$112,616	$489,410

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the quarter ended June 30, 2024.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the quarter ended June 30, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our expectations regarding renovations and addition of cinemas; our beliefs regarding the impact of the 2023 Hollywood Strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our beliefs regarding the future of the Reading Viaduct; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the timing of the completions our renovation projects; our expectations regarding the effects of our enhanced F&B offerings on our operating results; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; and our expectations of our liquidity and capital requirements and the allocation of funds; our expectations regarding our ability timely monetize certain assets and to generate sufficient cash proceeds from such sales; and our expectations concerning our ability to negotiate arrangements with our landlords to abate and/or defer the payment of rent.

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

•the adverse continuing effects of external events of the past COVID-19 pandemic and Hollywood Strikes on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

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

•the lack of availability of films in the short- or long-term as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production or (iii) rescheduling of movie releases into later periods, as most currently experienced due to the effects of the 2023 Hollywood Strikes;

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

•labor shortages and increased labor costs related to such shortages and to increasingly costly labor laws and regulations applicable to part time non-exempt workers. Disruptions in film supply and film marketing due to the 2023 Hollywood Strikes; and

•the ability to negotiate terms and conditions, including price, for the asset monetization transactions for the assets we have held for sale as of June 30, 2024.

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended June 30, 2024. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the second quarter of 2024, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 1.3% and 2.1%, respectively, compared to the same prior year period.

At June 30, 2024, approximately 36.9% and 8.9% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.4 million in cash and cash equivalents. At December 31, 2023, approximately 36.4% and 8.9% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $0.9 million for the quarter ended June 30, 2024. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of June 30, 2024, and December 31, 2023, the balance of cumulative foreign currency translation adjustments were approximately a ($2.6) million loss and ($1.0) million loss, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in an approximate $506,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2023 Form 10-K.

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

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1*†	Amendment Deed dated April 4, 2024, between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.
10.2*†

First Omnibus Loan Modification and Extension Agreement dated April 23, 2024, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

Date: August 14, 2024

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: August 14, 2024

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer