Form 10-Q
period 2024-09-30
READING INTERNATIONAL INC
filed 2024-11-14
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2024, there were 20,745,594 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$10,083	$12,906
Restricted cash	1,400	2,535
Receivables	5,435	7,561
Inventories	1,705	1,648
Prepaid and other current assets	2,528	2,881
Land and property held for sale	37,895	11,179
Total current assets	59,046	38,710
Operating property, net	225,065	262,417
Operating lease right-of-use assets	170,549	181,542
Investment and development property, net	—	8,789
Investment in unconsolidated joint ventures	4,294	4,756
Goodwill	25,715	25,535
Intangible assets, net	1,841	2,038
Deferred tax asset, net	238	299
Other assets	8,938	8,965
Total assets	$495,686	$533,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$44,636	$43,828
Film rent payable	3,601	6,038
Debt - current portion	52,624	34,484
Subordinated debt - current portion	—	586
Taxes payable - current	177	1,376
Deferred revenue	9,728	10,993
Operating lease liabilities - current portion	22,182	23,047
Other current liabilities	6,588	6,731
Total current liabilities	139,536	127,083
Debt - long-term portion	134,070	146,605
Derivative financial instruments - non-current portion	269	—
Subordinated debt, net	27,339	27,172
Noncurrent tax liabilities	6,772	6,586
Operating lease liabilities - non-current portion	170,127	180,898
Other liabilities	12,967	11,711
Total liabilities	$491,080	$500,055
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,681,705 issued and 20,745,594 outstanding at September 30, 2024 and
33,602,627 issued and 20,666,516 outstanding at December 31, 2023	238	237
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2024 and December 31, 2023	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	157,132	155,402
Retained earnings/(deficits)	(108,974)	(79,489)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(2,831)	(2,673)
Total Reading International, Inc. stockholders’ equity	5,175	33,087
Noncontrolling interests	(569)	(91)
Total stockholders’ equity	4,606	32,996
Total liabilities and stockholders’ equity	$495,686	$533,051

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Cinema	$56,357	$62,688	$140,570	$165,731
Real estate	3,733	3,875	11,381	11,694
Total revenue	60,090	66,563	151,951	177,425
Costs and expenses
Cinema	(49,371)	(53,278)	(129,509)	(146,297)
Real estate	(2,106)	(2,281)	(6,801)	(6,600)
Depreciation and amortization	(3,926)	(4,580)	(12,142)	(13,908)
General and administrative	(4,933)	(5,405)	(15,626)	(15,693)
Total costs and expenses	(60,336)	(65,544)	(164,078)	(182,498)
Operating income (loss)	(246)	1,019	(12,127)	(5,073)
Interest expense, net	(5,229)	(5,072)	(15,766)	(14,063)
Gain (loss) on sale of assets	(208)	—	(1,324)	—
Other income (expense)	(715)	267	(592)	356
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(6,398)	(3,786)	(29,809)	(18,780)
Equity earnings of unconsolidated joint ventures	71	217	164	443
Income (loss) before income taxes	(6,327)	(3,569)	(29,645)	(18,337)
Income tax benefit (expense)	(700)	(896)	(321)	(313)
Net income (loss)	$(7,027)	$(4,465)	$(29,966)	$(18,650)
Less: net income (loss) attributable to noncontrolling interests	(111)	(65)	(481)	(361)
Net income (loss) attributable to Reading International, Inc.	$(6,916)	$(4,400)	$(29,485)	$(18,289)
Basic earnings (loss) per share	$(0.31)	$(0.20)	$(1.32)	$(0.82)
Diluted earnings (loss) per share	$(0.31)	$(0.20)	$(1.32)	$(0.82)
Weighted average number of shares outstanding–basic	22,426,184	22,273,423	22,394,385	22,208,757
Weighted average number of shares outstanding–diluted	23,202,192	23,513,715	23,265,575	23,449,049

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(7,027)	$(4,465)	$(29,966)	$(18,650)
Foreign currency translation gain (loss)	1,620	(1,686)	(44)	(3,038)
Gain (loss) on cash flow hedges	(171)	(26)	(269)	(813)
Other	50	52	158	156
Comprehensive income (loss)	(5,528)	(6,125)	(30,121)	(22,345)
Less: net income (loss) attributable to noncontrolling interests	(111)	(65)	(481)	(361)
Less: comprehensive income (loss) attributable to noncontrolling interests	5	(3)	3	(5)
Comprehensive income (loss)	$(5,422)	(6,057)	$(29,643)	$(21,979)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities
Net income (loss)	$(29,966)	$(18,650)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(164)	(443)
Distributions of earnings from unconsolidated joint ventures	695	468
(Gain) loss recognized on foreign currency transactions	(83)	—
(Gain) loss on sale of assets	1,324	—
Amortization of operating leases	15,500	14,871
Amortization of finance leases	31	23
Change in operating lease liabilities	(16,212)	(15,998)
Purchase of derivative instruments	—	—
Change in net deferred tax assets	71	(98)
Depreciation and amortization	12,142	13,908
Other amortization	1,107	1,157
Stock based compensation expense	1,737	1,364
Net changes in operating assets and liabilities:
Receivables	2,107	325
Prepaid and other assets	(26)	(483)
Payments for accrued pension	(513)	(513)
Accounts payable and accrued expenses	3,574	932
Film rent payable	(2,420)	(2,127)
Taxes payable	(1,165)	2,155
Deferred revenue and other liabilities	443	(3,257)
Net cash provided by (used in) operating activities	(11,818)	(6,366)
Investing Activities
Purchases of and additions to operating and investment properties	(4,571)	(6,191)
Contributions to unconsolidated joint ventures	(30)	—
Proceeds from sale of assets	9,590	—
Net cash provided by (used in) investing activities	4,989	(6,191)
Financing Activities
Repayment of borrowings	(13,381)	(6,862)
Repayment of finance lease principal	(30)	(25)
Proceeds from borrowings	16,027	3,839
Capitalized borrowing costs	(483)	(594)
(Cash paid) proceeds from the settlement of employee share transactions	(6)	(244)
Net cash provided by (used in) financing activities	2,127	(3,886)
Effect of exchange rate on cash and restricted cash	744	(897)
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,958)	(17,340)
Cash and cash equivalents and restricted cash at the beginning of the period	15,441	34,979
Cash and cash equivalents and restricted cash at the end of the period	$11,483	$17,639

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$10,083	$11,925
Restricted cash	1,400	5,714
	$11,483	$17,639

Supplemental Disclosures
Interest paid	$14,427	$13,826
Income taxes (refunded) paid	1,638	(697)
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	940	2,557

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

The table below summarizes the results of operations for each of our business segments for the quarter and nine months ended September 30, 2024, and 2023, respectively. Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theatre assets.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Revenue:
Cinema exhibition	$56,357	$62,687	$140,570	$165,731
Real estate	4,898	5,056	14,844	15,338
Inter-segment elimination	(1,165)	(1,181)	(3,463)	(3,644)
	$60,090	$66,562	$151,951	$177,425
Segment operating income (loss):
Cinema exhibition	$2,309	$4,395	$(3,128)	$4,256
Real estate	1,396	920	3,234	3,212
	$3,705	$5,315	$106	$7,468

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Segment operating income (loss)	$3,705	$5,315	$106	$7,468
Unallocated corporate expense
Depreciation and amortization expense	(106)	(172)	(305)	(527)
General and administrative expense	(3,845)	(4,124)	(11,928)	(12,014)
Interest expense, net	(5,229)	(5,072)	(15,766)	(14,063)
Equity earnings of unconsolidated joint ventures	71	217	164	443
Gain (loss) on sale of assets	(208)	—	(1,324)	—
Other income (expense)	(715)	267	(592)	356
Income (loss) before income tax expense	$(6,327)	$(3,569)	$(29,645)	$(18,337)

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

Operating results for the quarter and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

As of the end of the third quarter, 2024, we have $52.6 million of debt due in twelve months. We have cash of $10.1 million and negative working capital of $80.5 million. This net negative working capital position includes land and property held for sale of $37.9 million (based on book as opposed to fair market value). In order to alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve months, these loans need to be refinanced and our revenues and net income need to increase through improved operations and asset monetization.

In April 2024, we exercised our first option to extend our Union Square financing facility, extending the maturity date of that loan ($47.1 million at September 30, 2024) to May 6, 2025. We also obtained an extension of our NAB facility ($69.3 million at September 30, 2024), extending the maturity date of that loan to July 31, 2026. This extension also included a bridge loan in the amount of $13.9 million, maturing on March 31, 2025, subject to prepayment obligations from the net sales proceeds of certain assets. On August 1, 2024, we extended the maturity of our Santander loan ($7.7 million) to June 1, 2025. In October 2024 we obtained two six month options to extend our Cinemas 123 loan. We believe that we will be able to reach mutually acceptable terms with respect to our Westpac ($12.0 million, due first quarter of 2025) credit facility. We continue to work towards monetizing the assets held on our balance sheet as being held for sale.

We believe that the global cinema industry will continue to improve in the last half of 2024 and 2025. This belief underpins our forecasts and cash flow projections. Our forecasts rely upon, among other things, the market reception to current films such as Gladiator II, Wicked, Moana 2, Mufasa: The Lion King and Sonic the Hedgehog 3, the current industry movie release schedule, which demonstrates an increased number of movies to be released from the major studios and other distributors and an improvement in the quality of the movie titles, and the public’s demonstrable desire to attend movies in a theatrical environment. These named factors are both out of Management’s control and are material, individually and in the aggregate, to the realization of Management’s forecasts and expectations. In the event that our forecasts and cash flow estimates, and our reasonable refinancing expectations, do not come to fruition to the extent needed to provide sufficient funding, we are willing and able to pursue additional asset monetizations. Since 2021, we have demonstrated our ability to complete such real estate asset monetizations.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2023, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. The financial performance of our cinemas has been improving, despite the challenges described above, and particularly the ongoing impacts of the WGA and SAG strikes on the first nine months of 2024. This improved performance at an asset group level, and the impact of this performance on our impairment modelling, resulted in no impairment charges being recognized for the first nine months of 2024. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2023. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Given the continuing improvements in trading conditions, taking into account the actual and expecting impacts of the WGA and SAG strikes, no impairment charges were recorded in the first nine months of 2024. Actual performance against our forecasts is dependent on several variables and conditions, including among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, cash flows from our overseas operations have been used to cover our domestic general and administrative costs, interest expense, and loss from our domestic cinema operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2024. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the nine months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the nine months ended
	September 30, 2024		December 31, 2023	September 30, 2023
Spot Rate
Australian Dollar	0.6934		0.6828	0.6451
New Zealand Dollar	0.6363		0.6340	0.6013
Average Rate
Australian Dollar	0.6700	0.6621	0.6647	0.6551	0.6691
New Zealand Dollar	0.6117	0.6098	0.6145	0.6053	0.6179

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(6,916)	$(4,400)	$(29,485)	$(18,289)
Denominator:
Weighted average number of common stock – basic	22,426,184	22,273,423	22,394,385	22,208,757
Weighted average dilutive impact of awards	776,008	1,240,292	871,190	1,240,292
Weighted average number of common stock – diluted	23,202,192	23,513,715	23,265,575	23,449,049
Basic earnings (loss) per share	$(0.31)	$(0.20)	$(1.32)	$(0.82)
Diluted earnings (loss) per share	$(0.31)	$(0.20)	$(1.32)	$(0.82)
Awards excluded from diluted earnings (loss) per share	207,657	205,122	207,657	205,122

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first nine months of 2024 or 2023.

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

Note 6 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at September 30, 2024 and December 31, 2023, is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Land	$48,826	$61,095
Building and improvements	172,396	205,821
Leasehold improvements	51,133	53,984
Fixtures and equipment	152,223	155,156
Construction-in-progress	1,972	4,290
Total cost	426,550	480,346
Less: accumulated depreciation	(201,485)	(217,929)
Operating property, net	$225,065	$262,417

Depreciation expense for operating property was $3.9 million and $11.9 million for the quarter and nine months ended September 30, 2024, respectively, as compared to $4.5 million and $13.8 million for the quarter and nine months ended September 30, 2023.

Investment and Development Property, net

Our investment and development property as of September 30, 2024 and December 31, 2023, is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Land	$—	$3,856
Construction-in-progress (including capitalized interest)	—	4,933
Investment and development property	$—	$8,789

Construction-in-Progress – Operating and Investment Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the nine months ended September 30, 2024, are shown below:

(Dollars in thousands)	Balance, December 31, 2023	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, September 30, 2024
Courtenay Central development	6,412	—	—	(6,089)	(323)	—
Cinema developments and improvements	1,658	230	(207)	(60)	2	1,623
Other real estate projects	1,153	489	(880)	(422)	9	349
Total	$9,223	$719	$(1,087)	$(6,571)	$(312)	$1,972

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

In the second quarter of 2023, we classified our 2483 Trenton Avenue, Williamsport, Pennsylvania, property as held for sale. In the second quarter of 2024, we further classified as held for sale our Cannon Park ETC, our Courtenay Central ETC and associated land and improvements, and our Rotorua land and improvements.

A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or multiple assets. Discussed below are those real estate transactions affecting the presentation in our consolidated balance sheet as of September 30, 2024 and 2023, and the profitability determination in our consolidated statements of income for the nine months ended September 30, 2024, and 2023.

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

Disposal Groups Held for Sale

Cannon Park ETC

In May 2024, we classified our Cannon Park ETC in Townsville, Queensland, Australia, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our Cannon Park City Center and Cannon Park Discount Center properties, comprising approximately 9.4-acres. The current book value (as opposed to fair value) of the property is $19.5 million. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months.

Wellington, New Zealand

In June 2024, we classified our Courtenay Central ETC in Wellington, New Zealand, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our Courtenay Central cinema and retail property, along with our Tory and Wakefield

Street car parks. The current book value (as opposed to fair value) of the property is $16.5 million. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months.

Reading Cinema in Rotorua, New Zealand

In June 2024, we classified the land and improvements constituting our Rotorua cinema in Rotorua, New Zealand, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our land, cinema building and the associated improvements. The current book value (as opposed to fair value) of the property is $1.5 million. No adjustments to the book value of the assets contained within this disposal group were required. We expect to complete the sale within 12 months.

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

The components of lease expense were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$8	$31	$23
Interest on lease liabilities	1	—	4	1
Operating lease cost	7,585	8,076	23,723	24,287
Variable lease cost	638	722	499	1,377
Total lease cost	$8,234	$8,806	$24,257	$25,688

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2024	2023
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$33	$26
Operating cash flows for operating leases	20,511	24,944
Right-of-use assets obtained in exchange for new operating lease liabilities	3,866	1,578

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$170,549	$181,542
Operating lease liabilities - current portion	22,182	23,047
Operating lease liabilities - non-current portion	170,127	180,898
Total operating lease liabilities	$192,309	$203,945
Finance leases
Property plant and equipment, gross	234	232
Accumulated depreciation	(182)	(177)
Property plant and equipment, net	$52	$55
Other current liabilities	42	40
Other long-term liabilities	12	43
Total finance lease liabilities	$54	$83

Other information
Weighted-average remaining lease term - finance leases	1	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.74%	4.62%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2024	$30,862	$44
2025	29,623	11
2026	27,239	—
2027	23,460	—
2028	21,834	—
Thereafter	113,572	—
Total lease payments	$246,590	$55
Less imputed interest	(54,281)	(1)
Total	$192,309	$54

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Components of lease income
Lease payments	$2,781	2,834	$8,186	$8,271
Variable lease payments	178	288	600	618
Total lease income	$2,959	$3,122	$8,786	$8,889

The book value of underlying assets under operating leases from owned assets was as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Building and improvements
Gross balance	$117,675	$127,222
Accumulated depreciation	(22,442)	(23,270)
Net Book Value	$95,233	$103,952

The minimum contractual rent payments due on our leases were as follows:

(Dollars in thousands)	Operating leases
2024	$2,214
2025	8,874
2026	7,334
2027	6,517
2028	6,548
Thereafter	21,384
Total	$52,871

Note 8 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2024, and December 31, 2023.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2023	$20,311	$5,224	$25,535
Foreign currency translation adjustment	180	—	180
Balance at September 30, 2024	$20,491	$5,224	$25,715

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2024. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2024, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 3 – Liquidity and Impairment Assessment.

The tables below summarize intangible assets other than goodwill, as of September 30, 2024, and December 31, 2023, respectively.

	As of September 30, 2024
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,410	$23,892
Less: Accumulated amortization	(10,288)	(8,067)	(3,696)	(22,051)
Net intangible assets other than goodwill	$170	$957	$714	$1,841

	As of December 31, 2023
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$11,283	$9,024	$4,400	$24,707
Less: Accumulated amortization	(11,089)	(7,961)	(3,611)	(22,661)
Less: Impairments	—	—	(8)	(8)
Net intangible assets other than goodwill	$194	$1,063	$781	$2,038

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2024

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beneficial lease amortization	$21	$21	$64	$43
Other amortization	60	129	143	182
Total intangible assets amortization	$81	$150	$207	$225

Note 9 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2024, and December 31, 2023:

		September 30,	December 31,
(Dollars in thousands)	Interest	2024	2023
Rialto Cinemas	50.0%	$727	$848
Mt. Gravatt	33.3%	3,567	3,908
Total investments		$4,294	$4,756

For the quarter and nine months ended September 30, 2024 and 2023, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Rialto Cinemas	$(71)	$25	$(149)	$(14)
Mt. Gravatt	142	192	313	457
Total equity earnings	$71	$217	$164	$443

Note 10 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Prepaid and other current assets
Prepaid expenses	$1,239	$1,813
Prepaid taxes	559	802
Income taxes receivable	400	—
Deposits	312	249
Investments in marketable securities	18	17
Total prepaid and other current assets	$2,528	$2,881
Other non-current assets
Other non-cinema and non-rental real estate assets	674	674
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,415	7,445
Long-term deposits	11	8
Total other non-current assets	$8,938	$8,965

Note 11 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was (1.1%) and (1.7%) for the nine months ended September 30, 2024 and 2023, respectively.  The difference is primarily due to an increase in valuation allowance and unrecognized tax benefits in 2024.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 12 – Borrowings

Our Company’s borrowings at September 30, 2024 and December 31, 2023, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2024
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,339	9.52%	9.52%
Bank of America Credit Facility (US)	August 18, 2025	16,250	16,250	16,195	11.00%	11.00%
Cinemas 1, 2, 3 Term Loan (US) (2)	October 1, 2024	20,775	20,775	20,775	8.75%	8.75%
Minetta & Orpheum Theatres Loan (US)	June 1, 2025	7,742	7,742	7,710	7.00%	7.00%
Union Square Financing (US)	May 6, 2025	55,000	47,141	46,980	12.54%	12.54%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	July 31, 2026	69,340	69,340	69,195	6.10%	6.10%
NAB Bridge Facility (AU)	March 31, 2025	13,868	13,868	13,851	6.12%	6.12%
Westpac Bank Corporate (NZ)	January 1, 2025	11,988	11,988	11,988	7.95%	7.95%
		$222,876	$215,017	$214,033

(1)Net of deferred financing costs amounting to $1.0 million.

(2)This financing facility was extended after September 30, 2024.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2024.

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

(3)This financing facility was extended after December 31, 2023.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	September 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2024	2023
Debt - current portion	$52,624	$34,484
Debt - long-term portion	134,070	146,605
Subordinated debt - current portion	—	586
Subordinated debt - long-term portion	27,339	27,172
Total borrowings	$214,033	$208,847

Bank of America Credit Facility

Our Bank of America facility was amended on March 27, 2024, to among other terms and conditions, (i) extend the Maturity Date to August 18, 2025, (ii) require a $275,000 principal paydown, (iii) eliminate the minimum liquidity covenant, (iv) reduce the principal amortization amounts and provide a principal holiday period, and (v) require certain paydowns on the sale of certain real estate assets. Interest is charged at 2.5% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest at a rate of 0.5% commenced on January 1, 2024, and will continue until December 31, 2024, increasing to 1.5% on January 1, 2025, until the facility is repaid in full. This loan is subject to mandatory prepayment out of a portion of the net proceeds realized by us in the event that we determine to sell certain specified assets. In October 2024, we amended this facility to defer the monthly principal payments required in October, November and December, to the end of 2024.

Minetta and Orpheum Theatres Loan

On August 1, 2024, we extended the maturity of our $8.0 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theaters. It had previously matured on June 1, 2024. The extended facility now matures on June 1, 2025, requires monthly principal and interest payments with a balloon payment of $7.7 million on maturity, and carries an interest rate of 7.0%.

Cinemas 1,2,3 Term Loan

Our Cinemas 1,2,3 Term Loan is held by Sutton Hill Properties LLC (“SHP”), a 75% owned subsidiary of RDI. In October 2024, we obtained two further six month extensions for this loan, the first of which we exercised. The loan is with Valley National Bank, carries an interest rate of 3.50% above monthly SOFR, with a floor of 7.50%, and includes provisions for a prepaid interest reserve.

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

Purchase Money Promissory Note

On September 18, 2019, we purchased for $5.5 million 407,000 shares of our Class A Common Stock in a privately negotiated transaction under our Share Repurchase Program. Of this amount, $3.5 million was paid by the issuance of a Purchase Money Promissory Note, which bore an interest rate of 5.0% per annum, payable in equal quarterly payments of principal plus accrued interest. The Purchase Money Promissory Note matured on September 18, 2024.

U.S. Corporate Office Term Loan

We repaid this $8.4 million loan in full in February 2024, with a portion of the proceeds from the sale of our Culver City office building.

Debt denominated in foreign currencies

Westpac Bank Corporate Credit Facility (NZ)

Our Westpac Corporate Credit Facility for NZ$13.8 million matures on January 1, 2025. The facility currently carries an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively. Westpac has waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the quarter ending September 30, 2024.

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

Note 13 – Other Liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Current liabilities
Lease liability	$5,900	$5,900
Accrued pension	493	684
Security deposit payable	119	74
Finance lease liabilities	42	40
Other	34	33
Other current liabilities	$6,588	$6,731
Other liabilities
Lease make-good provision	6,239	6,050
Accrued pension	2,450	2,646
Deferred rent liability	2,610	1,314
Environmental reserve	1,656	1,656
Acquired leases	—	2
Finance lease liabilities	12	43
Other non-current liabilities	$12,967	$11,711

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 13 – Pension and Other Liabilities in our 2023 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $2.9 million on September 30, 2024. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and nine months ended September 30, 2024, and 2023. Our pension plan is unfunded.

During the quarter and nine months ended September 30, 2024, the interest cost was $40,000 and $126,000, respectively, and the actuarial loss was $52,000 and $156,000, respectively. During the quarter and nine months ended September 30, 2023, the interest cost was $47,000 and $146,000, respectively, and the actuarial loss was $52,000 and $155,000, respectively.

Note 14 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2024	$(986)	$(18)	$(1,669)	$—	$(2,673)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(269)	(269)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net change related to derivatives	—	—	—	(269)	(269)

Net current-period other comprehensive income (loss)	(44)	(1)	156	(269)	(158)
Balance at September 30, 2024	$(1,030)	$(19)	$(1,513)	$(269)	$(2,831)

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

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Australian Country Cinemas, Pty Ltd	$108	$76
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(675)	(165)
Noncontrolling interests in consolidated subsidiaries	$(569)	$(91)

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Australian Country Cinemas, Pty Ltd	$39	$25	$30	$60
Shadow View Land and Farming, LLC	—	1	—	1
Sutton Hill Properties, LLC	(150)	(91)	(511)	(422)
Net income (loss) attributable to noncontrolling interests	$(111)	$(65)	$(481)	$(361)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2024	20,664	$237	1,681	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(13,228)	—	—	(13,228)	(175)	(13,403)
Other comprehensive income, net	—	—	—	—	—	—	—	(2,538)	(2,538)	(3)	(2,541)
Share-based compensation expense	—	—	—	—	678	—	—	—	678	--	678
Restricted Stock Units	9	—	—	—	(2)	—	—	—	(2)	--	(2)
At March 31, 2024	20,673	$237	1,681	$17	$156,078	$(92,717)	$(40,407)	$(5,211)	$17,997	$(269)	$17,728
Net income	—	—	—	—	—	(9,341)	—	—	(9,341)	(195)	(9,536)
Other comprehensive income, net	—	—	—	—	—	—	—	886	886	1	887
Share-based compensation expense	—	—	—	—	456	—	—	—	456	--	456
Restricted Stock Units	70	1	—	—	(5)	—	—	—	(4)	--	(4)
At June 30, 2024	20,743	$238	1,681	$17	$156,529	$(102,058)	$(40,407)	$(4,325)	$9,994	$(463)	$9,531
Net income	—	—	—	—	—	(6,916)	—	—	(6,916)	(111)	(7,027)
Other comprehensive income, net	—	—	—	—	—	—	—	1,494	1,494	5	1,499
Share-based compensation expense	—	—	—	—	603	—	—	—	603	—	603
At September 30, 2024	20,743	$238	1,681	$17	$157,132	$(108,974)	$(40,407)	$(2,831)	$5,175	$(569)	$4,606

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2023	20,412	$235	1,681	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(11,111)	—	—	(11,111)	(213)	(11,324)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,293)	(1,293)	(1)	(1,294)
Share-based compensation expense	—	—	—	—	443	—	—	—	443	—	443
Restricted Stock Units	89	—	—	—	(132)	—	—	—	(132)	—	(132)
At March 31, 2023	20,501	$235	1,681	$17	$154,095	$(59,927)	$(40,407)	$(3,250)	$50,763	$209	$50,972
Net income	—	—	—	—	—	(2,778)	—	—	(2,778)	(83)	(2,861)
Other comprehensive income, net	—	—	—	—	—	—	—	(740)	(740)	(1)	(741)

Share-based compensation expense	—	—	—	—	308	—	—	—	308	—	308
Restricted Stock Units	92	1	—	—	(113)	—	—	—	(112)	—	(112)
At June 30, 2023	20,593	$236	1,681	$17	$154,290	$(62,705)	$(40,407)	$(3,990)	$47,441	$125	$47,566
Net income	—	—	—	—	—	(4,400)	—	—	(4,400)	(65)	(4,465)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,657)	(1,657)	(3)	(1,660)
Share-based compensation expense	—	—	—	—	614	—	—	—	614	--	614
Restricted Stock Units	0	—	—	—	—	—	—	—	--	--	--
At September 30, 2023	20,593	$236	1,681	$17	$154,904	$(67,105)	$(40,407)	$(5,647)	$41,998	$57	$42,055

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

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At September 30, 2024, there were 15,048 shares of Class A Common Stock available for issuance under the 2020 Plan, which includes shares from the 2010 Plan that become available for issuance due to the forfeiture of then outstanding out of the money stock options.

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

Stock options to purchase 207,657 shares of Class A Common Stock were issued to the Board of Directors upon their reelection to the Board in December 2023 for their services for their 2024 term. No other stock options were granted in 2023. On June 6, 2024, we issued options to purchase 1,264,603 shares of Class A Common Stock to our senior executives. These options have a one-year vesting and a ten-year term and were granted in lieu of cash bonuses which would otherwise have been paid under our Company's Incentive Compensation Program. No other stock options were granted during the three quarters of 2024.

For the quarter and nine months ended September 30, 2024, we recorded a compensation expense of $302,000 and $466,000 respectively, with respect to our prior stock option grants. For the quarter and nine months ended September 30, 2023, we recorded a compensation expense of and $9,000 and $27,000 respectively, with respect to our prior stock option grants At September 30, 2024, the total unrecognized estimated compensation expense related to non-vested stock options was $623,000, which we expect to recognize over a weighted average vesting period of 0.94 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at September 30, 2024, was nil, as the closing price of our Class A Common Stock on that date was $1.63.

The following table summarizes the number of options outstanding and exercisable as of September 30, 2024, and December 31, 2023:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2022	327,498	$15.87	1.24	$—
Granted	207,657	1.92	—	—
Exercised	—	—	—	—
Forfeited	(122,376)	—	—	—
Balance - December 31, 2023	412,779	$14.19	1.79	$—
Granted	1,264,603	1.47	—	—
Exercised	—	—	—	—
Forfeited	(205,122)	—	—	—
Balance - September 30, 2024	1,472,260	$1.66	9.61	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of September 30, 2024:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	September 30, 2024	September 30, 2024	September 30, 2024

Opening balance	216,804	793,353	1,010,157	895,995	49,858	64,305

December 8, 2021	48,951	—	48,951	48,951	—	—
April 18, 2022	—	428,899	428,899	151,033	230,601	47,265
December 15, 2022	73,683	—	73,683	73,683	—	—
April 11, 2023	—	413,536	413,536	146,714	257,790	9,032
April 21, 2023	—	237,719	237,719	79,328	149,866	8,525
April 28, 2023	—	20,427	20,427	5,109	15,318	—

Total	339,438	1,893,934	2,233,372	1,400,813	703,433	129,127

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

For the quarter and nine months ended September 30, 2024, we recorded compensation expense of $302,000 and $1.3 million, respectively. For the quarter and nine months ended September 30, 2023, we recorded compensation expense of $604,000, and $1.3 million, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $2.3 million as of September 30, 2024, which we expect to recognize over a weighted average vesting period of 1.07 years.

Stock Repurchase Program

Our Stock Repurchase Program expired on March 10, 2024. It has not been renewed. No stock has been repurchased by our Company since March 10, 2020.

Note 18 – Hedge Accounting

As of September 30, 2024, our Company held derivative instruments to the notional value of $34.7 million. As of December 31, 2023, our Company held no derivative instruments.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	September 30,		December 31,
	2024		2023
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	269	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$269		$—
Total derivatives		$269		$—

The changes in fair value of that instrument were recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and nine months ended September 30, 2024 and September 30, 2023, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended September 30		Nine Months Ended September 30
		2024	2023	2024	2023
Interest rate contracts	Interest expense	$—	$(26)	$—	$(812)
Total		$—	$(26)	$—	$(812)

	Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Interest rate contracts	$167	$—	$269	$2
Total	$167	$—	$269	$2

	Loss (Gain) Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Interest expense	$—	$(26)	$—	$(812)
Total	$—	$(26)	$—	$(812)

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

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2024, and December 31, 2023, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2024
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$187,104	$—	$—	$187,382	$187,382
Subordinated debt	27,913	—	—	27,771	27,771
	$215,017	$—	$—	$215,153	$215,153

		Fair Value Measurement at December 31, 2023
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$181,801	$—	$—	$148,325	$148,325
Subordinated debt	28,499	—	—	27,832	27,832
	$210,300	$—	$—	$176,157	$176,157

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of September 30, 2024, and December 31, 2023.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of September 30, 2024, and December 31, 2023, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2024, and September 30, 2023.

Note 20 – Subsequent Events

In October 2024, we amended our Bank of America credit facility to defer the monthly principal payments required in October, November and December, to the end of 2024.

In October 2024, we obtained two further six month extensions for our loan with Valley National, the first of which we exercised. The loan now carries an interest rate of 5.0% above monthly SOFR, with a floor of 7.50%, and includes provisions for a prepaid interest reserve. In connection with these extensions, we have increased our cash deposit with Valley National Bank by $500,000 to $1,500,000.

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

Business Overview & Updates

While our performance this quarter was not as strong as we had anticipated, especially in comparison to the third quarter of 2023, we remain optimistic about the direction of our cinema business and the cinema industry as a whole. Presales to date for Wicked and Moana 2, which open in November 2024 are strong and we have high expectations for Gladiator II, Mufasa: The Lion King and Sonic the Hedgehog 3, each of which open in December 2024. As we think about the future of the cinema industry, we are encouraged about the long term prospects of the cinema industry for a variety of reasons, including (i) the current movie release schedule from 2025 to 2027 reflects an increase in quality tentpole movies, (ii) more content is being released catering to niche cinema audiences, such as faith-based movies and concert films, (iii) major studios and distributors, including streaming platforms like Amazon, Apple TV, and Netflix, are adding a cinema exhibition leg to their overall distribution plan as they recognize the economic value of the theatrical release window, not only for driving box office revenues, but also for promoting and distinguishing their films from other content available on their platforms, and (iv) the success of certain highly anticipated and well-marketed films has shown that audiences are willing to return to cinemas, with attendance levels on a per film basis rivaling those of pre-pandemic blockbusters.

We have reduced our operating costs by neither renewing nor extending our leases at five (5) underperforming locations (three in Hawaii, one in California and one in Texas). The reduction in our cinema count has, however, negatively impacted our gross revenues. We have been working to re-negotiate leases at our continuing U.S. cinemas to either reduce occupancy or to convert fixed rent to percentage rent, thus better aligning our landlord's interests with our own.

With respect to our real estate segment, our Australian real estate operations continue to perform well, when measured in local currency. However, while the exchange rates for the Australian dollar have improved marginally in the third quarter 2024 as reflected above, the contribution of the Australian real estate operations to our financial performance for the nine-month period ended September 30, 2024 has been adversely impacted by the generally downward trend in exchange rates. And, recognizing our reduced need for administrative space, in 2024, we streamlined operations by selling our administrative building in Culver City, California, generating $1.2 million in cash after settling mortgages, brokerage fees, and transactional costs. Further, we anticipate that this sale will save us around $1.5 million in operating and holding costs through the end of 2025. Currently, we are managing our California operations remotely while we search for a more affordable, appropriately sized space for relocation.

The current macroeconomic situations such as inflation, interest rates, labor cost increases and the relatively low exchange value of the Australian and New Zealand dollars have continued to be obstacles that our cinema operations and the entire cinema industry continues to navigate, and have adversely impacted our global cinema segment:

•Cinema patronage levels have not yet returned to pre-pandemic levels;

•Inflationary pressures, ongoing supply chain issues, mandatory minimum wage increases and increases in benefits, increased operating expenses all arising post-pandemic continue to push up our variable costs while we encounter consumer resistance to higher ticket prices;

•Increased fixed costs for third party cinema rents, some of which are increasing due to fixed rent escalations, some of which are fixed and some of which are adjusted by reference to changes in the cost-of-living index, which are exacerbated by having to also pay COVID-19 related rent deferrals for the periods of time when our operations were closed or restricted;

•Since March 2022, reserve banks in the U.S., Australia and New Zealand have materially increased interest rates causing our cost of borrowing to increase materially. We are encouraged by (i) the U.S. Federal Reserve reducing interest rates by 50 basis points in September 2024 and by 25 basis points in November 2024 and (ii) the New Zealand Reserve Bank in October 2024 reducing interest rates by 50 basis points, with an indication that the market expects a further 75 basis point cut by the New Zealand Reserve Bank in November;

•Also, while exchange rates for the Australian and New Zealand dollar have improved somewhat over the quarter ended September 30, 2024, exchange rates for the Australian and New Zealand currencies have generally decreased when compared to the U.S. Dollar, on a year-to-date basis; and

•General market and economic conditions.

The film exhibition industry has seen some notable movie titles initially slated for 2024 being postponed to 2025, including Captain America: Brave New World, Thunderbolts, Disney’s Snow White, Elio, Mission: Impossible 8, SpongeBob SquarePants, and James Cameron’s eagerly awaited Avatar sequel, which, while negatively impacting our current year, we anticipate will make for a positive effect on the 2025 movie slate.

The third quarter of 2024 did have some impressive movie releases such as Deadpool & Wolverine, Despicable Me 4, Beetlejuice Beetlejuice, Twisters, and It Ends with Us. The third quarter of 2024 was also helped by the steady success of Inside Out 2, which is now the highest grossing animated movie of all time worldwide. Deadpool & Wolverine led the way for the third quarter (global box office to date $1.3 billion), along with Despicable Me 4 (global box office to date of $969 million), Twisters (global box office to date of almost $371 million), and the recently released Beetlejuice Beetlejuice (global box office to date of $451 million). Surprisingly, the independent film, Longlegs, performed better than expected at the box office grossing $126 million worldwide. While these titles helped uplift the third quarter’s grosses, they were released late in the quarter and, as a result, were not enough to boost the third quarter of

2024’s grosses to the same level or higher than that of the third quarter of 2023. In addition, our specialty cinemas in the U.S. did not perform as well in the third quarter 2024 compared to the same period in 2023 when movies like Past Lives, Bottoms, Theater Camp and Asteroid City were in release, in addition to two key New York City engagements of Oppenheimer in 70mm projection.

The 2024 remaining film lineup looks robust, and features some highly anticipated releases, which are expected to continue driving audiences to our big screens. These films include: Wicked, Moana 2, Gladiator 2, and Mufasa: The Lion King. On the specialty film side, while our specialty film slate is not as strong as it was in 2023, the releases for the remainder of 2024 are promising. Films such as Anora, Conclave, Nickel Boys, A Complete Unknown, September 5 and Nosferatu are either performing well right now or expect to be well received at the box office when they open later in 2024.

We are actively working with our landlords to manage our occupancy costs, which remain high relative to our current revenue levels. Recognizing the oversupply of cinemas in the U.S., we have been evaluating our U.S. holdings and plan to close underperforming locations where reasonable agreements with landlords cannot be reached. Since the start of fourth quarter 2022, we have chosen not to renew leases at three locations in Hawaii, one location in Texas, and one location in Northern California (all of which experienced negative cash flow at the theater level). While some of our U.S. landlords have initiated legal proceedings incident to these negotiations, we believe that we have tentatively reached revised lease agreements in each pending case, which are now being documented. While in the short term, cinema closures will have an impact on our gross revenue levels year-over-year, we anticipate that they will improve our longer term operating results and remain confident that such closures are in the best interests of our Company and our stockholders and that in the coming years, our cinema revenue will once again support our real estate development initiatives. Currently, we have one eight-screen cinema project in the pipeline in Australia.

Additionally, we expect continued improvements to the operational performance of our cinemas as our global circuit steadily recovers. A key factor in this optimism is the ongoing expansion and enhancement of our Food and Beverage (F&B) offerings. As of 2023, we are currently able to sell beer and wine in 100% of our U.S. cinemas, and liquor in all but three. We are actively pursuing licenses to offer liquor, along with beer and wine, at those remaining three locations. Looking ahead, we are committed to securing liquor licenses and enhancing our F&B offerings across our circuits in Australia and New Zealand as well, reinforcing our dedication to elevating the cinema experience for our customers.

Recent Box Office Improvements

The box office performance of certain films released in the third quarter of 2024 has illustrated resilience for the industry as a whole. As previously noted, sequel movies, such as Deadpool & Wolverine and Inside Out 2, delivered stellar results. The Marvel sequel, Deadpool & Wolverine led the charge for released films this past quarter and quickly became the number one R rated movie of all time both domestically and worldwide. Inside Out 2 has soared to become the highest grossing animated movie of all time worldwide and continued its success into the third quarter. Another animated success that is continuing to generate revenue is Despicable Me 4, which by producing just under $1 billion worldwide, brings the franchise’s collective revenue to over $5.6 billion worldwide. Also, Beetlejuice Beetlejuice has become Warner Bros highest grossing domestic movie of 2024 and the overall fourth highest grossing movie of 2024.

The success of these films has reinforced our confidence in the resilience of the global cinema industry, demonstrating its ability to withstand adversity, including rising operating costs, labor shortages, and shifting release schedules. Additionally, several standout releases from the third quarter of 2024 achieved significant milestones with Twisters having the highest domestic opening weekend ever for a natural disaster film, while It Ends With Us became the highest-grossing romantic drama since the 2018 hit, A Star is Born. As mentioned above, another Michael Keaton, reborn cult classic, Beetlejuice Beetlejuice became the highest-grossing domestic film of the year for Warner Bros., surpassing Dune: Part Two for the top spot. As we enter the fourth quarter of 2024, we are ready to build on this momentum continuing another exciting movie lineup. We look forward to the diverse lineup of releases planned for the rest of 2024, including (i)Wicked, Moana 2, Gladiator 2, Mufasa: Lion King and Sonic the Hedgehog 3 and (ii) critically acclaimed films from specialty distributors, such as director John Crowley’s We Live in Time, director RaMell Ross’ Nickel Boys, director James Mangold’s A Complete Unknown and director Robert Eggers’ Nosferatu.

Real Estate Developments

Regarding our United States real estate, during the first quarter of 2024, we sold our underutilized administrative office building in Culver City, California for $10.0 million.

Regarding our 44 Union Square property in New York City, we enlisted George Comfort & Sons (www.gcomfort.com) as our new leasing broker in the first quarter of 2024 to lead efforts in securing tenants for the remaining space. While the space was initially intended for office use, we are exploring a variety of alternative options beyond traditional office tenants. This shift is driven by the property's prime location in Union Square, the resurgence of foot traffic in the area, and the building’s strong branding potential, including short-term and special purpose uses. We believe that the Manhattan real estate market is improving. Compared to earlier periods in 2024, inquiries about rates and availability have increased over the last two months.

As of September 30, 2024, all of our tenants at our Australian and New Zealand properties were operational. While most of the retail spaces at our Courtenay Central location in New Zealand remain closed due to seismic concerns, one tenant is still open and conducting business. Additionally, one tenant is trading at our Wakefield property. Our open land areas in Wellington are also generating parking revenue.

Given our liquidity requirements, we have largely paused our real estate development projects. Our restricted capital expenditures in 2023 and through the majority of 2024 have primarily targeted improvements to our existing cinemas. To bolster our liquidity, the Company has listed for sale various assets, being our Newberry Yard property in Williamsport, Pennsylvania, as well as locations in (i) Townsville, Queensland, Australia, (ii) Wellington, New Zealand, and (iii) Rotorua, New Zealand. In each case where we are selling a cinema property, we intend to take back a lease of the cinema component.

Company Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 60 cinemas as of September 30, 2024.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

It is evident that these two business segments complement and support each other. In the post-pandemic environment, we have increasingly depended on income from our real estate assets and leveraged the inherent value of those assets to navigate current industry and economic challenges. As the impact of ongoing macroeconomic challenges begins to settle and the movie release schedule improves in both quality and volume, attracting more moviegoers to our cinemas, we expect to once again rely on the cash flows generated by our cinema portfolio.

While we remain confident in the long-term viability of the cinema industry, we acknowledge our upcoming liquidity needs arising from debt maturities and other factors. As a result, we have identified specific real estate assets for monetization and will consider additional properties if necessary to meet our liquidity requirements. We are confident that our two-pronged, diversified international business strategy will support the Company through these challenging times as we navigate the uncertainties and difficulties posed by recent macroeconomic conditions. Please refer to Note 3 – Liquidity and Impairment Assessment for more details.

Key Performance Indicators

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is F&B Spend Per Patron (“SPP”). This metric is calculated by dividing our post-tax F&B Revenues by the number of cinema attendees during a specific period.

One of our strategic priorities has been to continue upgrading the F&B menu at several of our global cinemas. As of September 30, 2024, we have a total of 38 theater locations with elevated F&B menus (i.e. menus that are beyond traditional popcorn, soda, and candy). We use SPP to assess our F&B performance compared to our competitors. While various factors like labor and cost of goods affect our F&B profitability, SPP indicates our ability to maintain strong top-line performance. It also reflects our success in generating additional revenue by promoting and selling supplementary products to our customers during their visits. Furthermore, this metric helps us evaluate how well we differentiate our F&B offerings from competitors. Management uses F&B SPP to adjust pricing strategies, measure the effectiveness of marketing initiatives, optimize menu offerings, and ensure that prices remain accessible to our customers.

Average Ticket Price per Patron

Another key performance indicator used by management in our cinema segment is Average Ticket Price (“ATP”) per Patron, which is calculated based on our total Box Office Revenues on a post-tax basis divided by our cinema attendance during a specific period. ATP measures our operational cinema performance when compared to that of our competitors. ATP is a useful metric for evaluating our ability to achieve a strong top-line performance, gauging the effectiveness of our cinemas’ pricing strategies and our ability to entice customers back to our theaters. Management uses ATP to adjust and inform ticket pricing schemes for our individual theaters, measures the effectiveness of our content programming, and ensures that price barriers are not created for our guests.

Real Estate Key Performance Indicators

The key performance indicators used by management in our real estate segment with respect to our properties held for rent (other than our Live Theatres) are net operating income, occupancy factor (the percentage of the net rentable area of our properties that is leased) and average lease duration. Set forth in the table below is a comparison of these indicators for the third quarter and nine months ended September 30, 2024 compared to the corresponding periods in 2023. As a matter of clarification, we have not included in our calculation of net rentable area available for lease any space that is closed for renovation or redevelopment (such as our Courtenay Central property).

In the case of our Live Theatres, with respect to key performance indicators, we primarily look to the live theater rental revenue and ancillary income from the theatres. This key performance indicator represents box office revenues less amounts paid to producers for license fee settlements, plus ancillary income earned by us from certain theater operations. Our live theater rental revenue and ancillary income for the third quarter of 2024 and 2023 are reflected in the chart below..

Historically, in the case of our development properties (such as 44 Union Square in New York City) and our various international properties such as Newmarket Village in Australia, we have no specific key performance standards to compare performance from period to period. Rather we continue to analyze budgets and projections and compare actual results to budgeted or projected results from time to time.

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

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of September 30, 2024.

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

Cinema Additions and Pipeline

The latest additions to our cinema portfolio as of September 30, 2024, were as follows:

•Armadale, Western Australia, Australia: On January 13, 2023, we took over an existing six-screen cinema in Armadale, Australia, a suburb of Perth in Western Australia.

•South City Square, Brisbane, Australia: On August 24, 2023, we launched our first-ever Angelika Cinemas outside of the United States at South City Square in Woolloongabba, Brisbane. The location operates as an eight-screen complex, featuring elevated F&B offerings (including alcoholic beverages), and recliner seating. Three of the auditoriums, known as Soho Lounge cinemas, offer table service.

•Busselton, Western Australia, Australia: On September 22, 2023, we opened a five-screen complex in the newly expanded Busselton Central Shopping Centre precinct of Busselton, Western Australia. The state-of-the-art complex features a TITAN LUXE screen, elevated F&B offerings, and recliner seating.

Our Board has also authorized management to proceed with the negotiation of lease for one new state-of-the-art cinema, located in Noosa, Queensland, Australia.

Cinema Upgrades

As of September 30, 2024, the upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	60	486
IMAX	1	1
TITAN XC and TITAN LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	17	45
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	33	198
Liquor Licenses (5)	49	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of today, we (i) have licenses in 100% of our cinemas operating in the U.S. to sell beer and wine and (ii) we are working to add liquor to our licenses in our three New York City cinemas. In Australia, 83% of our cinemas are licensed and we have one liquor license pending. In New Zealand, 45% of our cinemas are licensed and we have no liquor licenses pending.

Recent Enhancements

United States

•Renovation Work: As of September 30, 2024, we have converted 110 of our 193 U.S. auditoriums to luxury recliner seating. As of the date of this Report, we are continuing to engage in discussions with certain landlords in the U.S. about tenant allowances to upgrade certain U.S. cinemas.

Australia and New Zealand

•Other Cinema Upgrades: In addition, during the three-year period of 2021 to 2023, we improved our Reading Cinemas in Epping (VIC), Sunbury (VIC) and the State Cinema (TAS) in Australia.

During the remainder of 2024, we will continue to focus on the enhancement of our proprietary online ticketing and Food & Beverage capabilities, together with improving and expanding our social media platforms and interfaces and the development of a paid subscription plan, plus the relaunching of our loyalty program in Australia and New Zealand. These are intended to enhance the convenience of our offerings and to promote guest affinity with the experiences and products we offer.

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

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business is intended to create long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs, and has, in recent times and will over the next 12 months, assist our liquidity needs through various asset monetizations. In addition to owning the fee interests in nine of our cinemas (as presented in the table under Cinema Exhibition Overview), as of September 30, 2024, we:

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

• own property assets in Wellington, New Zealand (including Courtenay Central , historically operated as an ETC), which are all currently held for sale;

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

Real Estate Held for Development

The combination of the COVID-19 pandemic, the lack of any material U.S. public pandemic financial assistance due to our public company status, the 2023 Hollywood Strike, increased interest rates, inflation, increased labor costs, and decreases in the value of the Australian Dollar and New Zealand Dollar vise a vise the U.S. Dollar, have significantly impacted our cinema operations and necessitated capital conservation to sustain our cinema operations and service our debt. This has required us to rethink our real estate business plan and to monetize a number of properties that had pre-COVID been slated for long-term development.

To date, we have monetized the following property assets:

(i)Our non-income producing land holdings in Coachella, California and Manukau, New Zealand;

(ii)Our Redyard ETC in Auburn, Australia;

(iii)Our Royal George live theatre complex in Chicago (slated for redevelopment, and now being redeveloped for residential purposes by the new owner);

(iv)The land underlying our cinema in Invercargill, New Zealand;

(v)Our non-competitive four-screen strata title cinema in Maitland, Australia; and

(vi)Our administrative office building in Culver City, California.

These properties were identified for sale and sold in significant part because of (i) our need for liquidity due to the circumstances referred to above, (ii) the amount of capital required to materially increase their value in the immediate to mid-term, (iii) they were either non-income producing or provided immaterial cash flow and (iv) in the case of our Culver City office building, the property was not required for our operations because it exceeded our office size requirements.

As of the date of this Report, we continue to have the following properties classified as held for sale:

(i)The land underlying our cinema in Rotorua, New Zealand;

(ii)Our approximately 3.7 acre five-parcel assemblage in the entertainment center of Wellington, New Zealand, which includes the Courtenay Central building;

(iii)Our ETC properties in Townsville (QLD) in Australia known as Cannon Park; and

(iv)Our approximately 24 acre Newberry Yard in Williamsport, Pennsylvania (also currently non-income producing).

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

United States:

•44 Union Square Redevelopment (New York, N.Y.) – On January 27, 2022, we finalized a long-term lease agreement with Petco, securing occupancy of the cellar, ground floor, and second floor of the building, amounting to 42% of the leasable area. Petco commenced full-rent, cash-paying occupancy and officially opened its doors to the public on June 1, 2023. During mid-March 2024, we engaged George Comfort & Sons as our exclusive leasing broker for the remaining space. Originally designated for office use, the property's striking presence in Union Square, coupled with the resurgence of foot traffic in the area, and its exceptional branding potential, prompt us to explore a spectrum of uses beyond traditional office tenants. This includes consideration for short-term and special-purpose arrangements. Also, we are advised by our broker that in the last two months there have been an increase in the number of inquiries regarding rates and availability compared to earlier periods in 2024.

•

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

•Orpheum Theatre (New York, N.Y.) – Before COVID-19, our Orpheum Theatre was home to STOMP. While shows ceased from April 2020 to June 2021 due to the pandemic, performances afterward were intermittent. During this time, we provided certain abatements. STOMP concluded its 30-year run at our theater on January 8, 2023. Under our termination agreement, we retain the rights to host any future productions of the show. Following STOMP's departure, new productions such as The Empire Strips Back and Comedian Rachel Bloom's Death, Let Me Do My Show brought fresh excitement to audiences during 2023. During the first quarter of 2024, the Orpheum hosted Eddie Izzard’s Hamlet which had a four-week run through April 14, 2024. And, on September 14, 2024 performances of The Big Gay Jamboree began at the Orpheum. This new show from a book by Marla Mindelle, the co-author and original star of the Off Broadway hit musical-comedy Titanique is being produced by (i) LuckyChap, the producing team, which includes Margot Robbie, behind Barbie and Saltburn and (ii) multiple-Tony-winning Broadway producing veterans Sue Wagner and John Johnson (Stereophonic, Lempicka).

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

•The Philadelphia Viaduct and Adjacent Properties (Philadelphia, Pennsylvania) – The Reading Viaduct is an 0.7-mile-long raised rail bed and bridge system that spans the Callowhill and Poplar neighborhoods and extends to Vine Street in the heart of the city's Central Business District, near the proposed new home of the Philadelphia 76ers. Comprising approximately 6.5 acres of land, along with various connecting bridges over public streets and sidewalks, the Reading Viaduct represents a significant contiguous land holding unobstructed by public thoroughfares.

While we believe there continues to be interest from the City of Philadelphia and the City Center District in acquiring the Reading Viaduct for park purposes and while the City did pass an ordinance last year to facilitate an acquisition through condemnation, no concrete steps have been taken to proceed with condemnation or transfer of the property. Recent developments in the area include the announcement of a $158 million federal grant for the Chinatown Stitch project in mid-March 2024, which further highlight the potential of the Reading Viaduct. The Chinatown Stitch project aims to reconnect the Chinatown community and surrounding neighborhoods by capping the Vine Street Expressway I-676, which directly intersects with the Reading Viaduct at Vine Street. We believe that capping the expressway at our property would significantly enhance the attractiveness and viability of the Reading Viaduct for future development.

•Australia:

•Newmarket Village ETC (Brisbane, Australia) – Through 2024 and into 2025 we plan to continue operating our Newmarket Village ETC, which includes Reading Cinemas as an anchor tenant. Our site includes a 23,218 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating different development options for this space. As of the date of this Report, the combined center and office building is 99% leased.

•Cannon Park Center ETC (Queensland, Australia) – We own two adjoining properties in Townsville, Queensland, Australia, (Cannon Park City Center and Cannon Park Discount Center) comprising approximately 9.4-acres which we operate as our Cannon Park Center ETC. The total gross leasable area of the two properties is 126,368 square feet. Our six-screen Reading Cinema is an anchor tenant. These properties are currently 94% leased. This property is currently being marketed for sale.

•The Belmont Common (Belmont, Perth, Australia) – The total gross leasable area of the Belmont Common is 60,116 square feet. Our ten-screen Reading Cinema is the anchor tenant with six third-party tenants. The site is currently 100% leased.

New Zealand:

•Wellington, New Zealand, including Courtenay Central. – Our Wellington properties include five contiguous parcels representing approximately 161,082 square feet of land located in the entertainment core of Wellington and within walking distance and offering direct views of Wellington Harbor. Assembled over a period of years, we believe our properties represent the largest commercial assemblage available anywhere in Wellington. After recently encountering certain challenges with our development plans, we engaged JLL as our exclusive sales agent to market these key property assets that represent a once-in-a-lifetime development opportunity for a well-capitalized buyer. The June 2023 opening of Takina, Wellington’s first and state-of-the-art Convention and Exhibition Center (wcec.co.nz) directly across the street from our properties, the loosening of certain height and density restrictions, and the lack of comparable building sites, are among the characteristics that we believe make this development site a generational opportunity.

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

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2024, and September 30, 2023, respectively:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2024	September 30, 2023	Fav/ (Unfav)	September 30, 2024	September 30, 2023	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$56,357	62,687	(10)%	$140,570	$165,731	(15)%
Real estate	4,898	5,056	(3)%	14,844	15,338	(3)%
Inter-segment elimination	(1,165)	(1,181)	1%	(3,463)	(3,644)	5%
Total revenue	60,090	66,562	(10)%	151,951	177,425	(14)%
Operating expense
Cinema exhibition	(50,535)	(54,458)	7%	(132,972)	(149,941)	11%
Real estate	(2,106)	(2,281)	8%	(6,801)	(6,600)	(3)%
Inter-segment elimination	1,165	1,181	(1)%	3,463	3,644	(5)%
Total operating expense	(51,476)	(55,558)	7%	(136,310)	(152,897)	11%
Depreciation and amortization
Cinema exhibition	(2,611)	(2,784)	6%	(7,753)	(8,551)	9%
Real estate	(1,210)	(1,624)	25%	(4,084)	(4,830)	15%
Total depreciation and amortization	(3,821)	(4,408)	13%	(11,837)	(13,381)	12%
General and administrative expense
Cinema exhibition	(902)	(1,050)	14%	(2,973)	(2,983)	-%
Real estate	(186)	(231)	19%	(725)	(696)	(4)%
Total general and administrative expense	(1,088)	(1,281)	15%	(3,698)	(3,679)	(1)%
Segment operating income
Cinema exhibition	2,309	4,395	(47)%	(3,128)	4,256	(>100)%
Real estate	1,396	920	52%	3,234	3,212	1%
Total segment operating income (loss)	$3,705	$5,315	(30)%	$106	$7,468	(99)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(106)	(172)	38%	(305)	(527)	42%
General and administrative expense	(3,845)	(4,124)	7%	(11,928)	(12,014)	1%
Interest expense, net	(5,229)	(5,072)	(3)%	(15,766)	(14,063)	(12)%
Equity earnings of unconsolidated joint ventures	71	217	(67)%	164	443	(63)%
Gain (loss) on sale of assets	(208)	—	—%	(1,324)	—	-%
Other income (expense)	(715)	267	(>100)%	(592)	356	(>100)%
Income before income taxes	(6,327)	(3,569)	(77)%	(29,645)	(18,337)	(62)%
Income tax benefit (expense)	(700)	(896)	22%	(321)	(313)	(3)%
Net income (loss)	(7,027)	(4,465)	(57)%	(29,966)	(18,650)	(61)%
Less: net income (loss) attributable to noncontrolling interests	(111)	(65)	(71)%	(481)	(361)	(33)%
Net income (loss) attributable to Reading International, Inc.	$(6,916)	$(4,400)	(57)%	$(29,485)	$(18,289)	(61)%
Basic earnings (loss) per share	$(0.31)	$(0.20)	(55)%	$(1.32)	$(0.82)	(61)%

Consolidated and Non-Segment Results:

Third Quarter Net Results

Revenue

Revenue for the quarter ended September 30, 2024, decreased by $6.5 million, to $60.1 million, compared to the same period in the prior year, primarily due to (i) lower attendance in all three countries as a result of closing cinemas in the U.S. along with lower performing titles for our theaters in the third quarter of 2024 compared to 2023, (ii) slight decreases in property rent revenue in all three countries, and (iii) lower U.S. live theatre revenue. The decrease in revenue was offset by the appreciation of the AU/NZ foreign exchange rates against US dollar.

Revenue for the nine months ended September 30, 2024, decreased by $25.5 million, to $152.0 million, when compared to the same period in the prior year. This decrease is attributable to lower cinema performances in all countries, as a result of a decline in attendance, lower U.S. live theatre revenue and reduced rental income in the U.S. and New Zealand.

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended September 30, 2024, decreased by $1.6 million, from a gain of $5.3 million to a gain of $3.7 million, primarily due to weaker attendance, and lower global rent revenue.

Our total segment operating income for the nine months ended September 30, 2024, decreased by $7.4 million, from an income of $7.5 million to an income of $0.1 million, primarily due to (i) weakened cinema performance, as attendance declined year-over-year, and (ii) a loss in third party rental revenue in the U.S. and New Zealand.

During the third quarter of 2024, both the Australia and New Zealand dollars improved against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the third quarter of 2024 increased 2.3% compared to the same period in 2023. The average New Zealand dollar exchange rate against the U.S. dollar for the third quarter of 2024 increased 1.1% compared to the same period in 2023. The appreciation of the Australia and New Zealand currencies positively impacts segment operating income and negatively impacts segment operating loss in U.S. dollar terms for the period.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ending September 30, 2024, increased by $2.5 million, from a loss of $4.4 million to a loss of $6.9 million, when compared to the same period in the prior year, primarily due to weakened cinema performance and increased interest expense, partially offset by reduced depreciation expense.

For the nine months ended September 30, 2024, net loss attributable to Reading International, Inc. increased by $11.2 million, from a loss of $18.3 million to a loss of $29.5 million, when compared to the same period in the prior year primarily due to decreased cinemas segment results, increased interest expense, and a loss on the sale of our Culver City office building.

Income Tax Expense

Income tax expense for the three months ended September 30, 2024, decreased by $0.2 million compared to the equivalent prior-year period. The change between 2024 and 2023 is primarily related to an increase in pretax loss in 2024.

Income tax expense for the nine months ended September 30, 2024, increased by $0.01 million compared to the equivalent prior-year period. The change between 2024 and 2023 is primarily related to an increase in unrecognized tax benefits in 2024, partially offset by an increased in pretax loss in 2024.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2024, and September 30, 2023, respectively:

		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2024	% of Revenue	September 30, 2023	% of Revenue	September 30, 2024	% of Revenue	September 30, 2023	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$15,445	27%	$19,495	31%	$39,368	28%	$50,250	30%	(21)%	(22)%
	Food & beverage revenue	9,824	17%	11,663	19%	24,237	17%	31,108	19%	(16)%	(22)%
	Advertising and other revenue	2,547	5%	3,074	5%	6,996	5%	8,700	5%	(17)%	(20)%
		$27,816	49%	$34,232	55%	$70,601	50%	$90,058	54%	(19)%	(22)%
Australia	Admissions revenue	$14,445	26%	$14,918	24%	$35,559	25%	$39,428	24%	(3)%	(10)%
	Food & beverage revenue	8,691	15%	7,856	13%	20,805	15%	21,016	13%	11%	(1)%
	Advertising and other revenue	1,609	3%	1,412	2%	4,248	3%	3,894	2%	14%	9%
		$24,745	44%	$24,186	39%	$60,612	43%	$64,338	39%	2%	(6)%
New Zealand	Admissions revenue	$2,215	4%	$2,668	4%	$5,559	4%	$6,989	4%	(17)%	(20)%
	Food & beverage revenue	1,339	2%	1,383	2%	3,262	2%	3,774	2%	(3)%	(14)%
	Advertising and other revenue	242	0%	219	0%	536	0%	572	0%	11%	(6)%
		$3,796	7%	$4,270	7%	$9,357	7%	$11,335	7%	(11)%	(17)%

Total revenue		$56,357	100%	$62,688	100%	$140,570	100%	$165,731	100%	(10)%	(15)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(8,780)	16%	$(10,876)	17%	$(21,192)	15%	$(27,563)	17%	19%	23%
	Food & beverage cost	(2,632)	5%	(2,908)	5%	(6,550)	5%	(8,039)	5%	9%	19%
	Occupancy expense	(5,102)	9%	(6,265)	10%	(14,095)	10%	(18,768)	11%	19%	25%
	Other operating expense	(10,388)	18%	(11,722)	19%	(28,485)	20%	(32,513)	20%	11%	12%
		$(26,902)	48%	$(31,771)	51%	$(70,322)	50%	$(86,883)	52%	15%	19%
Australia	Film rent and advertising cost	$(6,775)	12%	$(6,582)	10%	$(16,170)	12%	$(17,652)	11%	(3)%	8%
	Food & beverage cost	(1,922)	3%	(1,670)	3%	(4,631)	3%	(4,407)	3%	(15)%	(5)%
	Occupancy expense	(4,673)	8%	(4,276)	7%	(13,612)	10%	(13,048)	8%	(9)%	(4)%
	Other operating expense	(6,831)	12%	(6,576)	10%	(19,156)	14%	(18,104)	11%	(4)%	(6)%
		$(20,201)	36%	$(19,104)	30%	$(53,569)	38%	$(53,211)	32%	(6)%	(1)%
New Zealand	Film rent and advertising cost	$(1,048)	2%	$(1,190)	2%	$(2,482)	2%	$(3,164)	2%	12%	22%
	Food & beverage cost	(273)	0%	(273)	0%	(703)	1%	(731)	0%	-%	4%
	Occupancy expense	(804)	1%	(792)	1%	(2,347)	2%	(2,357)	1%	(2)%	-%
	Other operating expense	(1,306)	2%	(1,330)	2%	(3,549)	3%	(3,595)	2%	2%	1%
		$(3,431)	6%	$(3,585)	6%	$(9,081)	6%	$(9,847)	6%	4%	8%

Total operating expense		$(50,534)	90%	$(54,460)	87%	$(132,972)	95%	$(149,941)	90%	7%	11%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,262)	2%	$(1,458)	2%	$(3,784)	3%	$(4,518)	3%	13%	16%
	Impairment of long-lived assets	—	0%	—	0%	—	0%	—	0%	(>100)%	(>100)%
	General and administrative expense	(513)	1%	(672)	1%	(1,885)	1%	(1,839)	1%	24%	(3)%
		$(1,775)	3%	$(2,130)	3%	$(5,669)	4%	$(6,357)	4%	17%	11%
Australia	Depreciation and amortization	$(1,237)	2%	$(1,192)	2%	$(3,619)	3%	$(3,611)	2%	(4)%	-%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	(389)	1%	(377)	1%	(1,087)	1%	(1,144)	1%	(3)%	5%
		$(1,626)	3%	$(1,569)	3%	$(4,706)	3%	$(4,755)	3%	(4)%	1%
New Zealand	Depreciation and amortization	$(112)	0%	$(134)	0%	$(350)	0%	$(422)	0%	16%	17%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	(1)	0%	—	0%	(1)	0%	—	0%	-%	-%
		$(113)	0%	$(134)	0%	$(351)	0%	$(422)	0%	16%	17%

Total depreciation, amortization, general and administrative expense		$(3,514)	6%	$(3,833)	6%	$(10,726)	8%	$(11,534)	7%	8%	7%
OPERATING INCOME (LOSS) – CINEMA
United States		$(861)	(2)%	$331	1%	$(5,390)	(4)%	$(3,182)	(2)%	(>100)%	(69)%
Australia		2,918	5%	3,513	6%	2,337	2%	6,372	4%	(17)%	(63)%
New Zealand		252	0%	551	1%	(75)	(0)%	1,066	1%	(54)%	(>100)%
Total Cinema operating income (loss)		$2,309	4%	$4,395	7%	$(3,128)	(2)%	$4,256	3%	(47)%	(>100)%

Third Quarter Results

Revenue

For the quarter ended September 30, 2024, cinema revenue decreased by $6.3 million, to $56.4 million when compared to the same period in the prior year. This decrease was primarily due to a global decline in attendance, in part due to the closure of the cinemas in the U.S. described above and a weaker slate of film in our U.S. specialty cinemas.

For the nine months ended September 30, 2024, cinema revenue decreased by $25.2 million, to $140.6 million compared to the same period in the prior year. This decrease was primarily driven by (i) weaker movie slates as result of the 2023 Hollywood Strikes, (ii) weaker film slate in our U.S. specialty cinemas, (iii) four closed U.S. cinemas, and (iv) and lower Average Ticket Price in AU and NZ, along with (v) a weakening of AU/NZ foreign exchange rates. This was offset by a higher Average Ticket Price in the U.S and higher global F&B per capitas

Cinema Segment Operating Income/(Loss)

Cinema segment operating income for the quarter ended September 30, 2024, decreased by $2.1 million, from an income of $4.4 million to an income of $2.3 million when compared to the same period in the prior year. This decline in operating income is due to a decrease in cinema revenue in the U.S. and New Zealand as a result of lower attendance.

Cinema segment operating loss for the nine months ended September 30, 2024, was $3.1 million compared to a gain of $4.3 million during the same period in the prior year, primarily due to decreased attendance as a result of a weaker film slate as a result of the impacts of the 2023 Hollywood Strikes, in addition to a weaker film slate at our U.S. specialty cinemas and the closure of multiple cinemas in the U.S.

Operating Expense

Operating expenses for the quarter ended September 30, 2024, decreased by $3.9 million, to $50.5 million, compared to the same quarter in the prior year. Operating expenses for the nine months ended September 30, 2024, decreased by $17.0 million, to $133.0 million, compared to the same time period in the prior year. These decreases were due to decreased global film rent expense as a result of lower attendance, decreased food & beverage cost, primarily in the U.S., and reduced U.S. occupancy costs offset by increases in Australia occupancy and other operating expenses.

Real Estate

The following table details our real estate segment operating results for the quarters and nine months ended September 30, 2024 and September 30, 2023, respectively:

										% Change
		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2024	% of Revenue	September 30, 2023	% of Revenue	September 30, 2024	% of Revenue	September 30, 2023	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$391	8%	$465	9%	$1,220	8%	$1,370	9%	(16)%	(11)%
	Property rental income	1,053	21%	1,149	23%	3,192	22%	3,632	24%	(8)%	(12)%
		1,444	29%	1,614	32%	4,412	30%	5,002	33%	(11)%	(12)%
Australia	Property rental income	3,082	63%	3,063	61%	9,342	63%	9,191	60%	1%	2%
New Zealand	Property rental income	372	8%	380	8%	1,090	7%	1,145	7%	(2)%	(5)%

Total revenue		$4,898	100%	$5,057	100%	$14,844	100%	$15,338	100%	(3)%	(3)%
OPERATING EXPENSE
United States	Live theatre cost	$(143)	3%	$(122)	2%	$(550)	4%	$(476)	3%	(17)%	(16)%
	Property cost	(290)	6%	(466)	9%	(1,069)	7%	(1,132)	7%	38%	6%
	Occupancy expense	(220)	4%	(260)	5%	(676)	5%	(743)	5%	15%	9%
		(653)	13%	(848)	17%	(2,295)	15%	(2,351)	15%	23%	2%
Australia	Property cost	(488)	10%	(548)	11%	(1,661)	11%	(1,653)	11%	11%	-%
	Occupancy expense	(509)	10%	(505)	10%	(1,476)	10%	(1,477)	10%	(1)%	-%
		(997)	20%	(1,053)	21%	(3,137)	21%	(3,130)	20%	5%	-%
New Zealand	Property cost	(327)	7%	(273)	5%	(1,019)	7%	(810)	5%	(20)%	(26)%
	Occupancy expense	(129)	3%	(108)	2%	(350)	2%	(309)	2%	(19)%	(13)%
		(456)	9%	(381)	8%	(1,369)	9%	(1,119)	7%	(20)%	(22)%

Total operating expense		$(2,106)	43%	$(2,282)	45%	$(6,801)	46%	$(6,600)	43%	8%	(3)%
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(673)	14%	$(824)	16%	$(2,089)	14%	$(2,358)	15%	18%	11%
	General and administrative expense	(193)	4%	(171)	3%	(673)	5%	(507)	3%	(13)%	(33)%
		(866)	18%	(995)	20%	(2,762)	19%	(2,865)	19%	13%	4%
Australia	Depreciation and amortization	$(490)	10%	$(617)	12%	$(1,632)	11%	$(1,900)	12%	21%	14%
	General and administrative expense	7	(0)%	(60)	1%	(52)	0%	(189)	1%	>100%	72%
		(483)	10%	(677)	13%	(1,684)	11%	(2,089)	14%	29%	19%
New Zealand	Depreciation and amortization	(47)	1%	(183)	4%	(363)	2%	(572)	4%	74%	37%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		(47)	1%	(183)	4%	(363)	2%	(572)	4%	74%	37%
Total depreciation, amortization, general and administrative expense		$(1,396)	29%	$(1,855)	37%	$(4,809)	32%	$(5,526)	36%	25%	13%
OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(75)	(2)%	$(229)	(5)%	$(645)	(4)%	$(214)	(1)%	67%	(>100)%
Australia		1,602	33%	1,333	26%	4,521	30%	3,972	26%	20%	14%
New Zealand		(131)	(3)%	(184)	(4)%	(642)	(4)%	(546)	(4)%	29%	(18)%
Total real estate operating income (loss)		$1,396	29%	$920	18%	$3,234	22%	$3,212	21%	52%	1%

Third Quarter Results

Revenue

Real estate revenue for the quarter ended September 30, 2024, decreased slightly by $0.2 million, to $4.9 million, compared to the same period in the prior year. This revenue decrease was primarily due to the elimination of intercompany rent income due to the sale of our Maitland property in the fourth quarter of 2023 and the third party and intercompany rent income loss from our Culver City office building due to the abandonment by that tenant of their premises at the building in July 2023 (we subsequently sold the property in February 2024). Additionally, as a result of the Orpheum Theater being “dark” for July and August 2024, there was a decrease in Live theater rental and ancillary income contributing to the real estate revenue being $0.1 million lower compared to the same period in the prior year.

For the nine months ended September 30, 2024, real estate revenue decreased by $0.5 million, to $14.8 million, compared to the same period in the prior year. Aligning with the third quarter of 2024, the slight decrease was due to the decrease in U.S. rental income, partially offset by the increase in rental income in Australia.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended September 30, 2024 increased by $0.5 million to $1.4 million, compared to the same period in the prior year. This increase was primarily due reduced operating expenses in the U.S. and Australia and reduced global depreciation and amortization.

For the nine months ended September 30, 2024, real estate segment operating income increased slightly to $3.2 million, compared to the same period in the prior year. This increase in operating income was due to lower depreciation and amortization expenses across all three countries and lower general and administrative expense in Australia.

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

However, disruptions to our cinema cash flow caused by the (i) COVID-19 pandemic and government efforts to address the pandemic, (ii) the lack of receiving any U.S. federal COVID-19 pandemic funding (i.e. Payroll Protection Program and Shutter Venue Program) due to our public company status, (iii) the historic rise in interest rates and inflation which occurred following the pandemic and (iv) the 2023 Hollywood Strikes, we have needed to defer capital expenditures and to rely on borrowings and the proceeds of asset monetizations to cover our costs of operations, pay interest expense and pay down debt. Since March 31, 2020, we have paid down our institutional debt by $48.0 million.

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

While our Company believes that there will be recovery in the global cinema business, we still face macroeconomic headwinds such as increased interest rates, inflation, supply chain issues and increased film rent, labor and operating costs, many of which are beyond our control. We have taken a variety of steps across our various operating jurisdictions to reduce our spending, including, without limitation, deferring non-essential capital expenditures, deferring certain operational expenses, renegotiating occupancy arrangements, deferring compensation expense and eliminating certain T&E expenses. We are closely monitoring our debt maturity dates to arrange necessary amendments. In this third quarter of 2024, we have drawn an additional NZD $5.0 million loan from Westpac and extended the Santander loan’s maturity to June 1, 2025. In October 2024, we executed an amendment to our Bank of America loan to defer the monthly principal payments of $500,000 in October, November and December 2024 to the end of December 2024. In October 2024, we obtained two further six-month extensions for the Valley National Bank loan, the first of which we exercised. As of September 30, 2024, we have debt of $52.6 million coming due in the next 12 months. Notably, we expect that the recent reductions of federal funds rate in September 2024 (50 bps) and November 2024 (25 bps) will help ease the pressure on our financing and have a favorable impact on our interest expense and financial results in the coming quarter.

As discussed elsewhere in this Report, we believe that cinema cash flow for the fourth quarter of this year and for 2025 will be strong. However, if our Company is unable to generate sufficient cash flow in the upcoming months, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditure, monetizing additional assets, restructuring our debt and/or our lease obligations or finding additional sources of liquidity. In February 2024, we sold our Culver City office building for $10.0 million. While we incurred a loss of $1.1 million on the transaction, we were able to reduce debt by $8.4 million and to free up cash in the amount of $1.2 million which was used to support operational activities.  Further, due to the scope and extent of office vacancies in Los Angeles County, we anticipate that we will be able to save approximately $1.5 million between now and the end of 2025 by moving to other premises. We listed as an asset held for sale our Newberry Yard property in Williamsport, Pennsylvania. This property was historically used as a rail yard, and, accordingly, improved with tracks and switches and has direct access to the area’s rail system.  We carry the property on our books at a book value (the lower of cost or market, as opposed to fair market value) of $0.5 million. This asset was selected since it is currently non-income producing. Certain issues as to the location of various railroad rights of way have now been resolved on what we believe to be favorable terms and terms which enhance the value of the property.

In order to further bolster our liquidity and capital resources, in the second quarter 2024, we classified our Cannon Park property in Townsville, Australia and our Wellington property assemblage in New Zealand, with book values of $19.5 million and $17.9 million, respectively, as properties held for sale. Our Wellington assemblage consists of five parcels aggregating 161,082 square feet located in the entertainment center of Wellington and within walking distance of Wellington harbor, we are currently conducting a controlled auction of the property through JLL. No assurances can be given that we will consummate a sale of such assets. We have also classified the land underlying our Rotorua, New Zealand as held for sale.

In the event that we cannot obtain sufficient net proceeds from the disposition of these assets (or determine to defer disposition due to unfavorable market conditions), in addition to other strategies, we may look to monetize other real estate assets.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 12 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 3 – Liquidity and Impairment Assessment.

The changes in cash and cash equivalents for the nine months ended September 30, 2024, and September 30, 2023, respectively, are discussed as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2024	2023	% Change
Net cash provided by (used in) operating activities	$(11,818)	$(6,366)	(86)%
Net cash provided by (used in) investing activities	4,989	(6,191)	>100%
Net cash provided by (used in) financing activities	2,127	(3,886)	>100%
Effect of exchange rate on cash and restricted cash	744	(897)	>100%
Increase (decrease) in cash and cash equivalents and restricted cash	$(3,958)	$(17,340)	77%

Operating activities

Cash used in operating activities for the nine months ended September 30, 2024, increased by $5.5 million, to $11.8 million compared to cash used in the same period of prior year of $6.4 million. This was primarily driven by an increase in Net Loss and offset by an increase in net payables.

Investing activities

Cash provided in investing activities during the nine months ended September 30, 2024 was $5.0 million compared to cash used in the same period of prior year of $6.2 million. This was due to $9.7 million proceeds from sale of the Culver City office building in February 2024.

Financing activities

Cash provided in financing activities for the nine months ended September 30, 2024, increased by $6.0 million, to $2.1 million compared to cash used in the same prior year period. This was primarily due to the new bridge loan of $13.9 million from NAB on April 10, 2024, and an increase of $3.2 million for Westpac loan on August 19, 2024. The increase was partially offset by the payoff of the Citizens loan of $8.4 million, following the sale of the Culver City office buildings, the scheduled repayments of $4.0 million on the Bank of America Credit Facility, and $0.3 million debt repayment to Santander on August 23, 2024.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the nine months ended September 30, 2024, and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	September 30, 2024	2023	2022	2021	2020
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$10,083	$12,906	$29,947	$83,251	$26,826
Unused borrowing facility	7,859	7,859	12,000	12,000	15,490
Restricted for capital projects	7,859	7,859	12,000	12,000	9,377
Unrestricted capacity	—	—	—	—	6,113
Total resources at period end	17,942	20,765	41,947	95,251	42,316
Total unrestricted resources at period end	10,083	12,906	29,947	83,251	32,939
Debt-to-Equity Ratio
Total contractual facility	$222,876	$218,159	$227,633	$248,948	$300,449
Total debt (gross of deferred financing costs)	215,017	210,300	215,633	236,948	284,959
Current	52,624	35,070	38,026	12,060	42,299
Non-current	162,393	175,230	177,607	224,888	242,660
Finance lease liabilities	54	83	209	—	—
Total book equity	4,606	32,996	63,279	105,060	81,173
Debt-to-equity ratio	46.68	6.37	3.41	2.26	3.51
Changes in Working Capital
Working capital (deficit)(1)	$(80,490)	$(88,373)	$(74,152)	$(6,673)	$(64,140)
Current ratio	0.42	0.30	0.39	0.94	0.47
Capital Expenditures (including acquisitions)	$4,571	$4,711	$9,780	$14,428	$16,759

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of September 30, 2024, we had $10.1 million in unrestricted cash and cash equivalents compared to $12.9 million on December 31, 2023. On September 30, 2024, our total outstanding borrowings were $215.0 million compared to $210.3 million on December 31, 2023.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2024:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Debt(1)	$22,303	$99,622	$65,179	$—	$—	$—	$187,104
Operating leases, including imputed interest	30,862	29,623	27,239	23,460	21,834	113,572	246,590
Finance leases, including imputed interest	44	11	—	—	—	—	55
Subordinated debt(1)	—	—	—	27,913	—	—	27,913
Pension liability	132	547	576	607	638	443	2,943
Interest on pension liability	39	137	108	77	45	11	417
Estimated interest on debt (2)	4,650	11,060	5,293	1,317	—	—	22,320
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Total	$63,930	$141,000	$98,395	$53,374	$22,517	$114,026	$493,242

(1)Information is presented gross of deferred financing costs.

(2)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3)Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema, which on August 12, 2024 was extended to November 30, 2024 and our sublease of the facility was extended until September 1, 2026.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the quarter ended September 30, 2024.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the quarter ended September 30, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our expectations regarding renovations and addition of cinemas; our beliefs regarding the impact of the 2023 Hollywood Strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our beliefs regarding the future of the Reading Viaduct; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the timing of the completions our renovation projects; our expectations regarding the effects of our enhanced F&B offerings on our operating results; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; and our expectations of our liquidity and capital requirements and the allocation of funds; our expectations regarding our ability timely monetize certain assets and to generate sufficient cash proceeds from such sales; and our expectations concerning our ability to negotiate arrangements with our landlords to abate and/or defer the payment of rent; and our expectations regarding the reduction of the federal funds rate on our liquidity.

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended September 30, 2024. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the third quarter of 2024, the average Australian dollar and New Zealand dollar strengthened against the U.S. dollar by 2.3% and 1.1%, respectively, compared to the same prior year period. However, on a year-to-date basis, the average Australian dollar and New Zealand dollar weakened against the U.S. Dollar by 1.0% and 1.3%, respectively.

At September 30, 2024, approximately 38.1% and 9.3% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $6.3 million in cash and cash equivalents. At December 31, 2023, approximately 36.4% and 8.9% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $1.6 million for the quarter ended September 30, 2024. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of September 30, 2024, and December 31, 2023, the balance of cumulative foreign currency translation adjustments were approximately a ($1.0) million loss and ($1.0) million loss, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in an approximate $518,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1*	Letter of Variation dated August 09, 2024, between Westpac New Zealand Limited and Reading Courtenay Central Limited
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

___________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: November 14, 2024

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: November 14, 2024

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer