Form 10-Q/A
period 2024-06-30
READING INTERNATIONAL INC
filed 2025-03-31
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 28, 2025 there were 20,603,203 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

Reading International, Inc. (the “Company,” “Reading,” and “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2024 (the “Original Report”).

In this Amendment, the Company is restating its previously issued unaudited consolidated financial statements as of June 30, 2024, to correct an error in previously reported accounts payable and accrued liabilities, and accumulated deficit within the unaudited Consolidated Balance Sheets. The errors stemmed from the erroneous reversal and treatment of a liability.

See Note 1 Restatement of Previously Issued Consolidated Financial Statements, for additional information on the unaudited consolidated financial statements as of June 30, 2024.

Restatement Background

As described in the Company's Current Report on Form 8-K filed with the SEC on March 28, 2025, the Company identified an error that stemmed from the erroneous reversal and treatment of a liability in the quarter ended June 30, 2024.

As a result, the Company’s unaudited consolidated financial statements as of and for the period ended June 30, 2024 included in the Form 10-Q originally filed with the SEC on August 14, 2024 (the “Original Report”) are being restated.

Internal Control Considerations

In connection with the restatements, as a result of the accounting error, the Company’s management has identified a material weakness in its internal control over financial reporting. See Item 4, Controls and Procedures, for additional information.

Items Amended in this Filing

This Amendment amends and restates the following items of the Original 10-Q Report:

-Part I – Item 1. Financial Statements

-Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

-Part I – Item 4. Controls and Procedures

-Part II – Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, dated as of the date of this Amendment, from the Company’s Chief Executive Officer and Chief Financial Officer.

This Amendment continues to describe the conditions as of the date of the Original 10-Q Report and, except as contained herein, we have not updated or modified the disclosures contained in the Original 10-Q Report to reflect any events that have occurred after the Original 10-Q Report. Accordingly, forward-looking statements included in this

Amendment may represent management’s views as of the Original 10-Q Report and should not be assumed to be accurate as of any date thereafter.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2024	2023
	(As Restated)
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$9,242	$12,906
Restricted cash	1,485	2,535
Receivables	7,647	7,561
Inventories	1,347	1,648
Prepaid and other current assets	2,485	2,881
Land and property held for sale	36,446	11,179
Total current assets	58,652	38,710
Operating property, net	225,473	262,417
Operating lease right-of-use assets	168,546	181,542
Investment and development property, net	—	8,789
Investment in unconsolidated joint ventures	4,428	4,756
Goodwill	25,023	25,535
Intangible assets, net	1,899	2,038
Deferred tax asset, net	2,109	299
Other assets	8,725	8,965
Total assets	$494,855	$533,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$47,857	$43,828
Film rent payable	4,911	6,038
Debt - current portion	58,401	34,484
Subordinated debt - current portion	198	586
Taxes payable - current	2,088	1,376
Deferred revenue	10,027	10,993
Operating lease liabilities - current portion	21,797	23,047
Other current liabilities	6,625	6,731
Total current liabilities	151,904	127,083
Debt - long-term portion	123,347	146,605
Derivative financial instruments - non-current portion	98	—
Subordinated debt, net	27,283	27,172
Noncurrent tax liabilities	6,418	6,586
Operating lease liabilities - non-current portion	168,246	180,898
Other liabilities	11,493	11,711
Total liabilities	$488,789	$500,055
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,681,705 issued and 20,745,594 outstanding at June 30, 2024 and
33,602,627 issued and 20,666,516 outstanding at December 31, 2023	238	237
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2024 and December 31, 2023	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	156,529	155,402
Retained earnings/(deficits)	(105,523)	(79,489)
Treasury shares	(40,407)	(40,407)

Accumulated other comprehensive income	(4,325)	(2,673)
Total Reading International, Inc. stockholders’ equity	6,529	33,087
Noncontrolling interests	(463)	(91)
Total stockholders’ equity	6,066	32,996
Total liabilities and stockholders’ equity	$494,855	$533,051

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Revenue
Cinema	$42,942	$61,056	$84,213	$103,042
Real estate	3,867	3,999	7,648	7,819
Total revenue	46,809	65,055	91,861	110,861
Costs and expenses
Cinema	(42,758)	(51,364)	(83,478)	(93,019)
Real estate	(2,461)	(2,104)	(4,696)	(4,319)
Depreciation and amortization	(4,011)	(4,689)	(8,216)	(9,329)
General and administrative	(5,271)	(5,109)	(10,693)	(10,288)
Total costs and expenses	(54,501)	(63,266)	(107,083)	(116,955)
Operating income (loss)	(7,692)	1,789	(15,222)	(6,094)
Interest expense, net	(5,377)	(4,874)	(10,662)	(8,991)
Gain (loss) on sale of assets	9	—	(1,116)	—
Other income (expense)	(216)	(86)	123	91
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(13,276)	(3,171)	(26,877)	(14,994)
Equity earnings of unconsolidated joint ventures	119	207	94	226
Income (loss) before income taxes	(13,157)	(2,964)	(26,783)	(14,768)
Income tax benefit (expense)	156	103	379	583
Net income (loss)	$(13,001)	$(2,861)	$(26,404)	$(14,185)
Less: net income (loss) attributable to noncontrolling interests	(195)	(83)	(370)	(296)
Net income (loss) attributable to Reading International, Inc.	$(12,806)	$(2,778)	$(26,034)	$(13,889)
Basic earnings (loss) per share	$(0.57)	$(0.12)	$(1.16)	$(0.63)
Diluted earnings (loss) per share	$(0.57)	$(0.12)	$(1.16)	$(0.63)
Weighted average number of shares outstanding–basic	22,413,617	22,262,214	22,379,881	22,183,618
Weighted average number of shares outstanding–diluted	23,246,591	23,502,506	23,294,887	23,423,910

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Net income (loss)	$(13,001)	$(2,861)	$(26,404)	$(14,185)
Foreign currency translation gain (loss)	932	(589)	(1,659)	(1,352)
Gain (loss) on cash flow hedges	(98)	(205)	(98)	(788)
Other	52	53	102	107
Comprehensive income (loss)	(12,115)	(3,602)	(28,059)	(16,218)
Less: net income (loss) attributable to noncontrolling interests	(195)	(83)	(370)	(296)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(1)	(1)	(2)
Comprehensive income (loss)	$(11,920)	(3,518)	$(27,688)	$(15,920)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
	(As Restated)
Operating Activities
Net income (loss)	$(26,404)	$(14,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(94)	(226)
Distributions of earnings from unconsolidated joint ventures	329	338
(Gain) loss recognized on foreign currency transactions	(66)	—
(Gain) loss on sale of assets	1,116	—
Amortization of operating leases	9,089	9,290
Amortization of finance leases	21	15
Change in operating lease liabilities	(9,903)	(10,059)
Purchase of derivative instruments	—	—
Change in net deferred tax assets	(1,824)	(31)
Depreciation and amortization	8,216	9,329
Other amortization	829	753
Stock based compensation expense	1,134	751
Net changes in operating assets and liabilities:
Receivables	(151)	719
Prepaid and other assets	414	(1,341)
Payments for accrued pension	(342)	(171)
Accounts payable and accrued expenses	5,383	(2,540)
Film rent payable	(1,069)	(25)
Taxes payable	758	1,512
Deferred revenue and other liabilities	(593)	(2,937)
Net cash provided by (used in) operating activities	(13,157)	(8,808)
Investing Activities
Purchases of and additions to operating and investment properties	(2,175)	(3,430)
Contributions to unconsolidated joint ventures	(30)	—
Proceeds from sale of assets	9,603	—
Net cash provided by (used in) investing activities	7,398	(3,430)
Financing Activities
Repayment of borrowings	(11,391)	(3,258)
Repayment of finance lease principal	(20)	(16)
Proceeds from borrowings	12,980	3,154
Capitalized borrowing costs	(438)	(349)
(Cash paid) proceeds from the settlement of employee share transactions	(6)	(243)
Net cash provided by (used in) financing activities	1,125	(712)
Effect of exchange rate on cash and restricted cash	(80)	(188)
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,714)	(13,138)
Cash and cash equivalents and restricted cash at the beginning of the period	15,441	34,979
Cash and cash equivalents and restricted cash at the end of the period	$10,727	$21,841

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$9,242	$15,511
Restricted cash	1,485	6,330
	$10,727	$21,841

Supplemental Disclosures
Interest paid	$9,608	$7,724
Income taxes (refunded) paid	1,029	(728)
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	2,736	3,255

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the consolidated financial statements for year ended December 31, 2024, the Company identified errors that stemmed from the erroneous reversal and treatment of a liability. As a result of correcting the accounting for this liability, the Company restated its unaudited consolidated financial statements for the three and six months ended June 30, 2024.

The tables below represent our restated consolidated financial statements as of June 30, 2024.

As of and for the six months ended June 30, 2024

The effects of the restatement on the Consolidated Balance Sheet as of June 30, 2024 are summarized in the following table:

	As of June 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Accounts payable and accrued liabilities	$44,392	$3,465	$$47,857
Total current liabilities	$148,439	$3,465	$151,904
Total liabilities	$485,324	$3,465	$488,789
Retained earnings/(deficits)	$(102,058)	$(3,465)	$(105,523)
Total Reading International, Inc. stockholders’ equity	$9,994	$(3,465)	$6,529
Total stockholders’ equity	$9,531	$(3,465)	$6,066

For the three months ended June 30, 2024

The effects of the restatement on the Consolidated Statement of Operations for the three months ended June 30, 2024, are summarized in the following table.

	For the three months ended June 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Cinema expenses	$(39,418)	$(3,340)	$(42,758)
Total costs and expenses	(51,161)	(3,340)	(54,501)
Operating income (loss)	(4,352)	(3,340)	(7,692)
Interest expense, net	(5,252)	(125)	(5,377)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(9,811)	(3,465)	(13,276)
Income (loss) before income taxes	(9,692)	(3,465)	(13,157)
Net income (loss)	(9,536)	(3,465)	(13,001)
Net income (loss) attributable to Reading International, Inc.	(9,341)	(3,465)	(12,806)
Basic earnings (loss) per share	(0.42)	(0.15)	(0.57)
Diluted earnings (loss) per share	$(0.42)	$(0.15)	$(0.57)

The effects of the restatement on the Summary of Controlling and Noncontrolling Stockholders’ Equity for the three months ended June 30, 2024, are summarized in the following table.

	Retained earnings / (deficits)
	As Previously Reported	Adjustment in Thousands	As Restated

Net loss	$(102,058)	$(3,465)	$(105,523)
At June 30, 2024	$(102,058)	$(3,465)	$(105,523)

	Total stockholders’ equity

	As Previously Reported	Adjustment in Thousands	As Restated

Net loss	$9,531	$(3,465)	$6,066
At June 30, 2024	$9,531	$(3,465)	$6,066

The effects of the restatement on the Consolidated Statement of Comprehensive Income for the three months ended June 30, 2024, are summarized in the following table.

	For the three months ended June 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Net income (loss)	$(9,536)	$(3,465)	$(13,001)
Comprehensive income (loss)	(8,650)	(3,465)	(12,115)
Total Comprehensive income (loss)	$(8,455)	$(3,465)	$(11,920)

	For the six months ended June 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Net income (loss)	$(22,939)	$(3,465)	$(26,404)
Comprehensive income (loss)	(24,594)	(3,465)	(28,059)
Total Comprehensive income (loss)	$(24,223)	$(3,465)	$(27,688)

For the six months ended June 30, 2024

The effects of the restatement on the Consolidated Statement of Operations for the six months ended June 30, 2024, are summarized in the following table.

	For the six months ended June 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Cinema expenses	$(80,138)	$(3,340)	$(83,478)
Total costs and expenses	(103,743)	(3,340)	(107,083)
Operating income (loss)	(11,882)	(3,340)	(15,222)
Interest expense, net	(10,537)	(125)	(10,662)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(23,412)	(3,465)	(26,877)
Income (loss) before income taxes	(23,318)	(3,465)	(26,783)
Net income (loss)	(22,939)	(3,465)	(26,404)
Net income (loss) attributable to Reading International, Inc.	(22,569)	(3,465)	(26,034)
Basic earnings (loss) per share	(1.01)	(0.15)	(1.16)
Diluted earnings (loss) per share	$(1.01)	$(0.15)	$(1.16)

The effects of the restatement on the Consolidated Statement of Cash Flows for the six months ended June 30, 2024 are summarized in the following table:

	For the six months ended June 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Net income (loss)	$(22,939)	$(3,465)	$(26,404)
Accounts payable and accrued expenses	$1,918	$3,465	$5,383

The following footnotes have been updated to reflect the restatements made to the consolidated financial statements:

-Note 2 Description of Business and Segment Reporting

-Note 4 Liquidity and Impairment Assessment

-Note 6 Earnings Per Share

-Note 8 Leases

-Note 12 Income Tax

-Note 17 Summary of Controlling and Noncontrolling Stockholders’ Equity

Note 2 – Description of Business and Segment Reporting

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Revenue:	(As Restated)		(As Restated)
Cinema exhibition	$42,942	$61,055	$84,213	$103,042
Real estate	5,013	5,217	9,946	10,282
Inter-segment elimination	(1,146)	(1,218)	(2,298)	(2,463)
	$46,809	$65,054	$91,861	$110,861
Segment operating income (loss):
Cinema exhibition	$(4,609)	$4,474	$(8,775)	$(141)
Real estate	946	1,286	1,837	2,291
	$(3,663)	$5,760	$(6,938)	$2,150

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
	(As Restated)		(As Restated)
Segment operating income (loss)	$(3,663)	$5,760	$(6,938)	$2,150
Unallocated corporate expense
Depreciation and amortization expense	(100)	(176)	(201)	(355)
General and administrative expense	(3,929)	(3,794)	(8,083)	(7,889)
Interest expense, net	(5,377)	(4,875)	(10,662)	(8,991)
Equity earnings of unconsolidated joint ventures	119	207	94	226
Gain (loss) on sale of assets	9	—	(1,116)	—
Other income (expense)	(216)	(86)	123	91
Income (loss) before income tax expense	$(13,157)	$(2,964)	$(26,783)	$(14,768)

Note 3 – Summary of Significant Accounting Policies

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

Note 4 – Liquidity and Impairment Assessment

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

As of the end of the second quarter, 2024, we have $58.6 million of debt due in twelve months. We have cash of $9.2 million and negative working capital of $93.3 million, inclusive of land and property held for sale of $36.4 million (based on book as opposed to fair market value). In order to alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve-months, these loans need to be refinanced and our revenues and net income need to increase through improved operations and asset monetization.

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

Note 5 – Operations in Foreign Currency

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

Note 6 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2024	2023	2024	2023
Numerator:	(As Restated)		(As Restated)
Net income (loss) attributable to Reading International, Inc.	$(12,806)	$(2,778)	$(26,034)	$(13,889)
Denominator:
Weighted average number of common stock – basic	22,413,617	22,262,214	22,379,881	22,183,618
Weighted average dilutive impact of awards	832,974	1,240,292	915,006	1,240,292
Weighted average number of common stock – diluted	23,246,591	23,502,506	23,294,887	23,423,910
Basic earnings (loss) per share	$(0.57)	$(0.12)	$(1.16)	$(0.63)

Diluted earnings (loss) per share	$(0.57)	$(0.12)	$(1.16)	$(0.63)
Awards excluded from diluted earnings (loss) per share	207,657	205,122	207,657	205,122

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

Note 7 – Property and Equipment

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

Depreciation expense for operating property was $4.0 million and $8.1 million for the quarter and six months ended June 30, 2024, respectively, as compared to $4.7 million and $9.3 million for the quarter and six months ended June 30, 2023.

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

Note 8 – Leases

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

The components of lease expense were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Lease cost	(As Restated)		(As Restated)
Finance lease cost:
Amortization of right-of-use assets	$10	$8	$21	$15
Interest on lease liabilities	1	—	3	1
Operating lease cost	7,732	8,226	15,606	16,408
Variable lease cost	1,093	399	1,615	669
Total lease cost	$8,836	$8,633	$17,245	$17,093

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2024	2023
Cash flows relating to lease cost	(As Restated)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$22	$17
Operating cash flows for operating leases	11,868	16,849
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,633

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$168,546	$181,542
Operating lease liabilities - current portion	21,797	23,047
Operating lease liabilities - non-current portion	168,246	180,898
Total operating lease liabilities	$190,043	$203,945
Finance leases
Property plant and equipment, gross	228	232
Accumulated depreciation	(166)	(177)
Property plant and equipment, net	$62	$55
Other current liabilities	41	40
Other long-term liabilities	22	43
Total finance lease liabilities	$63	$83

Other information
Weighted-average remaining lease term - finance leases	2	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.63%	4.62%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2024	$30,207	$44
2025	29,007	22
2026	26,751	—
2027	23,446	—
2028	21,288	—
Thereafter	112,162	—
Total lease payments	$242,861	$66
Less imputed interest	(52,818)	(3)
Total	$190,043	$63

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

Note 10 – Investments in Unconsolidated Joint Ventures

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

Note 11 – Prepaid and Other Assets

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

Note 12 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was 1.4% and 3.9% for the six months ended June 30, 2024 and 2023, respectively. The difference is primarily due to an increase in unrecognized tax benefits in 2024. The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 13 – Borrowings

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

Note 14 – Other Liabilities

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

Note 16 – Commitments and Contingencies

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

Note 17 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd;

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”); and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Australian Country Cinemas, Pty Ltd	$64	$76
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(525)	(165)
Noncontrolling interests in consolidated subsidiaries	$(463)	$(91)

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Australian Country Cinemas, Pty Ltd	$3	$25	$(9)	$35
Shadow View Land and Farming, LLC	—	—	—	—
Sutton Hill Properties, LLC	(198)	(108)	(361)	(331)
Net income (loss) attributable to noncontrolling interests	$(195)	$(83)	$(370)	$(296)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2024	20,664	$237	1,681	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(13,228)	—	—	(13,228)	(175)	(13,403)
Other comprehensive income, net	—	—	—	—	—	—	—	(2,538)	(2,538)	(3)	(2,541)
Share-based compensation expense	—	—	—	—	678	—	—	—	678	--	678
Restricted Stock Units	9	—	—	—	(2)	—	—	—	(2)	--	(2)
At March 31, 2024	20,673	$237	1,681	$17	$156,078	$(92,717)	$(40,407)	$(5,211)	$17,997	$(269)	$17,728
Net income	—	—	—	—	—	(12,806)	—	—	(12,806)	(195)	(13,001)
Other comprehensive income, net	—	—	—	—	—	—	—	886	886	1	887
Share-based compensation expense	—	—	—	—	456	—	—	—	456	--	456
Restricted Stock Units	72	1	—	—	(5)	—	—	—	(4)	--	(4)
At June 30, 2024 (As Restated)	20,745	$238	1,681	$17	$156,529	$(105,523)	$(40,407)	$(4,325)	$6,529	$(463)	$6,066

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2023	20,410	$235	1,680	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(11,111)	—	—	(11,111)	(213)	(11,324)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,293)	(1,293)	(1)	(1,294)
Share-based compensation expense	—	—	—	—	443	—	—	—	443	—	443
Restricted Stock Units	89	—	—	—	(132)	—	—	—	(132)	—	(132)
At March 31, 2023	20,499	$235	1,680	$17	$154,095	$(59,927)	$(40,407)	$(3,250)	$50,763	$209	$50,972
Net income	—	—	—	—	—	(2,778)	—	—	(2,778)	(83)	(2,861)
Other comprehensive income, net	—	—	—	—	—	—	—	(740)	(740)	(1)	(741)
Share-based compensation expense	—	—	—	—	308	—	—	—	308	—	308
Restricted Stock Units	92	1	—	—	(113)	—	—	—	(112)	—	(112)
At June 30, 2023	20,591	$236	1,680	$17	$154,290	$(62,705)	$(40,407)	$(3,990)	$47,441	$125	$47,566

Note 18 – Stock-Based Compensation and Stock Repurchases

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

Note 19 – Hedge Accounting

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

Note 20 – Fair Value Measurements

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

Note 21 – Subsequent Events

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our unaudited consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 contained within this Amendment. Refer to the Explanatory Note for background on the restatement, the interim periods impacted, internal control considerations, and other information. As a result, the previously reported financial information for the three and six months ended June 30, 2024 in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements. See Note 1 Restatement of Previously issued Consolidated Financial Statements in Item 1 – Financial Statements, for additional information related to the restatement, including descriptions of the adjustments and the impacts on our consolidated financial statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after August 14, 2024, the filing date of the Original 10-Q Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2024, and June 30, 2023, respectively:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2024	June 30, 2023	Fav/ (Unfav)	June 30, 2024	June 30, 2023	Fav/ (Unfav)
SEGMENT RESULTS	(As Restated)			(As Restated)
Revenue
Cinema exhibition	$42,942	61,055	(30)%	$84,213	$103,042	(18)%
Real estate	5,013	5,217	(4)%	9,946	10,282	(3)%
Inter-segment elimination	(1,146)	(1,218)	6%	(2,298)	(2,463)	7%
Total revenue	46,809	65,054	(28)%	91,861	110,861	(17)%
Operating expense
Cinema exhibition	(43,904)	(52,581)	17%	(85,776)	(95,482)	10%
Real estate	(2,461)	(2,104)	(17)%	(4,696)	(4,319)	(9)%
Inter-segment elimination	1,146	1,218	(6)%	2,298	2,463	(7)%
Total operating expense	(45,219)	(53,467)	15%	(88,174)	(97,338)	9%
Depreciation and amortization
Cinema exhibition	(2,554)	(2,894)	12%	(5,141)	(5,768)	11%
Real estate	(1,358)	(1,619)	16%	(2,874)	(3,206)	10%
Total depreciation and amortization	(3,912)	(4,513)	13%	(8,015)	(8,974)	11%
General and administrative expense
Cinema exhibition	(1,093)	(1,106)	1%	(2,071)	(1,933)	(7)%
Real estate	(248)	(208)	(19)%	(539)	(466)	(16)%
Total general and administrative expense	(1,341)	(1,314)	(2)%	(2,610)	(2,399)	(9)%
Segment operating income
Cinema exhibition	(4,609)	4,474	(>100)%	(8,775)	(141)	(>100)%
Real estate	946	1,286	(26)%	1,837	2,291	(20)%
Total segment operating income (loss)	$(3,663)	$5,760	(>100)%	$(6,938)	$2,150	(>100)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(100)	(176)	43%	(201)	(355)	43%
General and administrative expense	(3,929)	(3,794)	(4)%	(8,083)	(7,889)	(2)%
Interest expense, net	(5,377)	(4,875)	(10)%	(10,662)	(8,991)	(19)%
Equity earnings of unconsolidated joint ventures	119	207	(43)%	94	226	(58)%
Gain (loss) on sale of assets	9	—	—%	(1,116)	—	-%
Other income (expense)	(216)	(86)	(>100)%	123	91	35%
Income before income taxes	(13,157)	(2,964)	(>100)%	(26,783)	(14,768)	(81)%
Income tax benefit (expense)	156	103	51%	379	583	(35)%
Net income (loss)	(13,001)	(2,861)	(>100)%	(26,404)	(14,185)	(86)%

Less: net income (loss) attributable to noncontrolling interests	(195)	(83)	(>100)%	(370)	(296)	(25)%
Net income (loss) attributable to Reading International, Inc.	$(12,806)	$(2,778)	(>100)%	$(26,034)	$(13,889)	(87)%
Basic earnings (loss) per share	$(0.57)	$(0.12)	(>100)%	$(1.16)	$(0.63)	(84)%

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

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended June 30, 2024, decreased by $9.4 million, from a gain of $5.8 million to a loss of $3.7 million, primarily due to a weaker film slate, and lower U.S. and NZ rent revenue.

Our total segment operating income for the six months ended June 30, 2024, decreased by $9.1 million, from an income of $2.2 million to a loss of $6.9 million, primarily due to (i) weakened cinema performance, as attendance declined year-over-year, (ii) a loss in third party rent revenue as the result of the abandonment of the third party tenant of its premises in July 2023, and (iii) an increase in general and administrative expenses.

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

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended June 30, 2024, increased by $10.0 million, from a loss of $2.8 million to a loss of $12.8 million, when compared to the same period in the prior year, primarily due to weakened cinema and real estate performance along with increased interest expense.

For the six months ended June 30, 2024, net loss attributable to Reading International, Inc. increased by $12.1 million, from a loss of $13.9 million to a loss of $26.0 million, when compared to the same period in the prior year primarily due to decreased segment results, increased interest expense, and a loss on the sale of our Culver City office building.

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

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2024, and June 30, 2023, respectively:

		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2024	% of Revenue	June 30, 2023	% of Revenue	June 30, 2024	% of Revenue	June 30, 2023	% of Revenue	Quarter Ended	Six Months Ended
		(As Restated)				(As Restated)
REVENUE
United States	Admissions revenue	$11,681	27%	$18,712	31%	$23,922	28%	$30,755	30%	(38)%	(22)%
	Food & beverage revenue	7,452	17%	11,998	20%	14,413	17%	19,445	19%	(38)%	(26)%
	Advertising and other revenue	2,347	5%	3,307	5%	4,450	5%	5,626	5%	(29)%	(21)%
		$21,480	50%	$34,017	56%	$42,785	51%	$55,826	54%	(37)%	(23)%
Australia	Admissions revenue	$10,851	25%	$14,138	23%	$21,113	25%	$24,509	24%	(23)%	(14)%
	Food & beverage revenue	6,348	15%	7,526	12%	12,114	14%	13,160	13%	(16)%	(8)%
	Advertising and other revenue	1,344	3%	1,276	2%	2,640	3%	2,482	2%	5%	6%
		$18,543	43%	$22,940	38%	$35,867	43%	$40,151	39%	(19)%	(11)%
New Zealand	Admissions revenue	$1,744	4%	$2,516	4%	$3,344	4%	$4,321	4%	(31)%	(23)%
	Food & beverage revenue	1,013	2%	1,400	2%	1,923	2%	2,391	2%	(28)%	(20)%
	Advertising and other revenue	161	0%	185	0%	294	0%	353	0%	(13)%	(17)%
		$2,918	7%	$4,101	7%	$5,561	7%	$7,065	7%	(29)%	(21)%

Total revenue		$42,941	100%	$61,058	100%	$84,213	100%	$103,042	100%	(30)%	(18)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(6,272)	15%	$(10,450)	17%	$(12,411)	15%	$(16,689)	16%	40%	26%
	Food & beverage cost	(2,012)	5%	(3,149)	5%	(3,918)	5%	(5,130)	5%	36%	24%
	Occupancy expense	(6,545)	15%	(6,389)	10%	(12,333)	15%	(12,503)	12%	(2)%	1%
	Other operating expense	(9,089)	21%	(10,893)	18%	(18,097)	21%	(20,791)	20%	17%	13%
		$(23,918)	56%	$(30,881)	51%	$(46,759)	56%	$(55,113)	53%	23%	15%
Australia	Film rent and advertising cost	$(4,947)	12%	$(6,704)	11%	$(9,395)	11%	$(11,070)	11%	26%	15%
	Food & beverage cost	(1,435)	3%	(1,528)	3%	(2,709)	3%	(2,737)	3%	6%	1%
	Occupancy expense	(4,538)	11%	(4,480)	7%	(8,940)	11%	(8,771)	9%	(1)%	(2)%
	Other operating expense	(6,163)	14%	(5,707)	9%	(12,324)	15%	(11,528)	11%	(8)%	(7)%
		$(17,083)	40%	$(18,419)	30%	$(33,368)	40%	$(34,106)	33%	7%	2%
New Zealand	Film rent and advertising cost	$(752)	2%	$(1,201)	2%	$(1,434)	2%	$(1,974)	2%	37%	27%
	Food & beverage cost	(225)	1%	(266)	0%	(430)	1%	(458)	0%	15%	6%
	Occupancy expense	(783)	2%	(776)	1%	(1,543)	2%	(1,565)	2%	(1)%	1%
	Other operating expense	(1,141)	3%	(1,041)	2%	(2,242)	3%	(2,266)	2%	(10)%	1%
		$(2,901)	7%	$(3,284)	5%	$(5,649)	7%	$(6,263)	6%	12%	10%

Total operating expense		$(43,902)	102%	$(52,584)	86%	$(85,776)	102%	$(95,482)	93%	17%	10%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,250)	3%	$(1,579)	3%	$(2,521)	3%	$(3,062)	3%	21%	18%
	Impairment of long-lived assets	—	0%	—	0%	—	0%	—	0%	(>100)%	(>100)%
	General and administrative expense	(739)	2%	(743)	1%	(1,372)	2%	(1,165)	1%	1%	(18)%
		$(1,989)	5%	$(2,322)	4%	$(3,893)	5%	$(4,227)	4%	14%	8%
Australia	Depreciation and amortization	$(1,192)	3%	$(1,174)	2%	$(2,382)	3%	$(2,419)	2%	(2)%	2%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	(355)	1%	(363)	1%	(699)	1%	(768)	1%	2%	9%
		$(1,547)	4%	$(1,537)	3%	$(3,081)	4%	$(3,187)	3%	(1)%	3%
New Zealand	Depreciation and amortization	$(112)	0%	$(141)	0%	$(238)	0%	$(287)	0%	21%	17%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	—	0%	—	0%	—	0%	—	0%	-%	-%
		$(112)	0%	$(141)	0%	$(238)	0%	$(287)	0%	21%	17%

Total depreciation, amortization, general and administrative expense		$(3,648)	8%	$(4,000)	7%	$(7,212)	9%	$(7,701)	7%	9%	6%
OPERATING INCOME (LOSS) – CINEMA
United States		$(4,427)	(10)%	$814	1%	$(7,867)	(9)%	$(3,514)	(3)%	(>100)%	(>100)%
Australia		(87)	(0)%	2,984	5%	(582)	(1)%	2,858	3%	(>100)%	(>100)%
New Zealand		(95)	(0)%	676	1%	(326)	(0)%	515	0%	(>100)%	(>100)%
Total Cinema operating income (loss)		$(4,609)	(11)%	$4,474	7%	$(8,775)	(10)%	$(141)	(0)%	(>100)%	(>100)%

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

Cinema Segment Operating Income/(Loss)

Cinema segment operating income for the quarter ended June 30, 2024, decreased by $9.1 million, from an income of $4.5 million to a loss of $4.6 million when compared to the same period in the prior year. This decline of Operating Income is due to a decrease in cinema revenue for all countries as a result of the 2023 Hollywood Strikes.

Cinema segment operating loss for the six months ended June 30, 2024, increased by $8.6 million, to a loss of $8.8 million when compared to the same period in the prior year primarily due to the same reasons as above.

Operating expense

Operating expenses for the quarter ended June 30, 2024, decreased by $8.7 million, to $43.9 million, compared to the same quarter in the prior year. Operating expenses for the six months ended June 30, 2024, decreased by $9.7 million, to $85.8 million, compared to the same time period in the prior year. These decreases were due to, decreased film rent expense, decreased food & beverage cost, and decreased U.S. occupancy costs offset by increased Australia occupancy and other operating expenses.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the six months ended June 30, 2024, and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2024	2023	2022	2021	2020
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$9,242	$12,906	$29,947	$83,251	$26,826
Unused borrowing facility	7,859	7,859	12,000	12,000	15,490
Restricted for capital projects	7,859	7,859	12,000	12,000	9,377
Unrestricted capacity	—	—	—	—	6,113
Total resources at period end	17,101	20,765	41,947	95,251	42,316
Total unrestricted resources at period end	9,242	12,906	29,947	83,251	32,939
Debt-to-Equity Ratio
Total contractual facility	$218,277	$218,159	$227,633	$248,948	$300,449
Total debt (gross of deferred financing costs)	210,418	210,300	215,633	236,948	284,959
Current	58,599	35,070	38,026	12,060	42,299
Non-current	151,819	175,230	177,607	224,888	242,660
Finance lease liabilities	63	83	209	—	—
Total book equity	6,066	32,996	63,279	105,060	81,173
Debt-to-equity ratio	34.69	6.37	3.41	2.26	3.51
Changes in Working Capital
Working capital (deficit)(1)	$(93,252)	$(88,373)	$(74,152)	$(6,673)	$(64,140)
Current ratio	0.39	0.30	0.39	0.94	0.47
Capital Expenditures (including acquisitions)	$2,175	$4,711	$9,780	$14,428	$16,759

(1)

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

In connection with the preparation of this Amendment, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our controls and procedures as of June 30, 2024. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective. In connection with this restatement, the Chief Executive Officer and Chief Financial Officer re-evaluated disclosure controls and procedures and concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. This material weakness led to an error in an erroneous reversal and treatment of a liability in the quarter ended June 30, 2024.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management is actively engaged in the implementation of remediation measures to address the internal control deficiencies that resulted in the material weakness in internal control over financial reporting as of June 30, 2024. The Company's remediation actions are being overseen by the Audit Committee of the Board of Directors. Management is in the process of developing a plan to address the deficiency identified.

We will continue to modify our remediation plan and may implement additional measures as we complete the redesign and operation of our internal controls in this area. We believe that, once implemented, these additional internal control activities will strengthen our internal control over financial reporting and remediate the material weakness. The material weakness will not be considered remediated until the controls are in place for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 – Exhibits

10

1

10.1*†

Amendment Deed dated April 4, 2024, between National Australia Bank Limited and Reading Entertainment Australia Pty Lt. filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 14, 2024 and incorporated here in by reference.

10.2*†

First Omnibus Loan Modification and Extension Agreement dated April 23, 2024, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender. filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 14, 2024, and incorporated herein by reference.

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

Date: March 31, 2025

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: March 31, 2025

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer