Form 10-Q/A
period 2024-09-30
READING INTERNATIONAL INC
filed 2025-03-31
CIK 716634

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 28, 2025, there were 20,603,203 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

Reading International, Inc. (the “Company,” “Reading,” and “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the nine months ended September 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2024 (the “Original Report”).

In this Amendment, the Company is restating its previously issued unaudited consolidated financial statements as of September 30, 2024, to correct an error in previously reported accounts payable and accrued expenses, and accumulated deficit within the unaudited Consolidated Balance Sheets. The errors stemmed from the erroneous reversal and treatment of a liability.

See Note 1 Restatement of Previously Issued Consolidated Financial Statements, for additional information on the unaudited consolidated financial statements as of September 30, 2024.

Restatement Background

As described in the Company's Current Report on Form 8-K filed with the SEC on March 28, 2025, the Company identified an error that stemmed from the erroneous reversal and treatment of a liability in the quarter ended June 30, 2024.

As a result, the Company’s unaudited consolidated financial statements as of and for the period ended September 30, 2024 included in the Form 10-Q originally filed with the SEC on November 14, 2024 (the “Original Report”) are being restated.

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

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2024	2023
	(As Restated)
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$10,083	$12,906
Restricted cash	1,400	2,535
Receivables	5,435	7,561
Inventories	1,705	1,648
Prepaid and other current assets	2,528	2,881
Land and property held for sale	37,895	11,179
Total current assets	59,046	38,710
Operating property, net	225,065	262,417
Operating lease right-of-use assets	170,549	181,542
Investment and development property, net	—	8,789
Investment in unconsolidated joint ventures	4,294	4,756
Goodwill	25,715	25,535
Intangible assets, net	1,841	2,038
Deferred tax asset, net	238	299
Other assets	8,938	8,965
Total assets	$495,686	$533,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$48,213	$43,828
Film rent payable	3,601	6,038
Debt - current portion	52,624	34,484
Subordinated debt - current portion	—	586
Taxes payable - current	177	1,376
Deferred revenue	9,728	10,993
Operating lease liabilities - current portion	22,182	23,047
Other current liabilities	6,588	6,731
Total current liabilities	143,113	127,083
Debt - long-term portion	134,070	146,605
Derivative financial instruments - non-current portion	269	—
Subordinated debt, net	27,339	27,172
Noncurrent tax liabilities	6,772	6,586
Operating lease liabilities - non-current portion	170,127	180,898
Other liabilities	12,967	11,711
Total liabilities	$494,657	$500,055
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,681,705 issued and 20,745,594 outstanding at September 30, 2024 and
33,602,627 issued and 20,666,516 outstanding at December 31, 2023	238	237
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2024 and December 31, 2023	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	157,132	155,402
Retained earnings/(deficits)	(112,551)	(79,489)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(2,831)	(2,673)
Total Reading International, Inc. stockholders’ equity	1,598	33,087
Noncontrolling interests	(569)	(91)
Total stockholders’ equity	1,029	32,996
Total liabilities and stockholders’ equity	$495,686	$533,051

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Revenue
Cinema	$56,357	$62,688	$140,570	$165,731
Real estate	3,733	3,875	11,381	11,694
Total revenue	60,090	66,563	151,951	177,425
Costs and expenses
Cinema	(49,468)	(53,278)	(132,944)	(146,297)
Real estate	(2,106)	(2,281)	(6,801)	(6,600)
Depreciation and amortization	(3,926)	(4,580)	(12,142)	(13,908)
General and administrative	(4,933)	(5,405)	(15,626)	(15,693)
Total costs and expenses	(60,433)	(65,544)	(167,513)	(182,498)
Operating income (loss)	(343)	1,019	(15,562)	(5,073)
Interest expense, net	(5,245)	(5,072)	(15,907)	(14,063)
Gain (loss) on sale of assets	(208)	—	(1,324)	—
Other income (expense)	(714)	267	(593)	356
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(6,510)	(3,786)	(33,386)	(18,780)
Equity earnings of unconsolidated joint ventures	71	217	164	443
Income (loss) before income taxes	(6,439)	(3,569)	(33,222)	(18,337)
Income tax benefit (expense)	(700)	(896)	(321)	(313)
Net income (loss)	$(7,139)	$(4,465)	$(33,543)	$(18,650)
Less: net income (loss) attributable to noncontrolling interests	(111)	(65)	(481)	(361)
Net income (loss) attributable to Reading International, Inc.	$(7,028)	$(4,400)	$(33,062)	$(18,289)
Basic earnings (loss) per share	$(0.31)	$(0.20)	$(1.48)	$(0.82)
Diluted earnings (loss) per share	$(0.31)	$(0.20)	$(1.48)	$(0.82)
Weighted average number of shares outstanding–basic	22,426,184	22,273,423	22,394,385	22,208,757
Weighted average number of shares outstanding–diluted	23,202,192	23,513,715	23,265,575	23,449,049

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Net income (loss)	$(7,139)	$(4,465)	$(33,543)	$(18,650)
Foreign currency translation gain (loss)	1,620	(1,686)	(44)	(3,038)
Gain (loss) on cash flow hedges	(171)	(26)	(269)	(813)
Other	50	52	158	156
Comprehensive income (loss)	(5,640)	(6,125)	(33,698)	(22,345)
Less: net income (loss) attributable to noncontrolling interests	(111)	(65)	(481)	(361)
Less: comprehensive income (loss) attributable to noncontrolling interests	5	(3)	3	(5)
Comprehensive income (loss)	$(5,534)	(6,057)	$(33,220)	$(21,979)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(As Restated)
Operating Activities
Net income (loss)	$(33,543)	$(18,650)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(164)	(443)
Distributions of earnings from unconsolidated joint ventures	695	468
(Gain) loss recognized on foreign currency transactions	(83)	—
(Gain) loss on sale of assets	1,324	—
Amortization of operating leases	15,500	14,871
Amortization of finance leases	31	23
Change in operating lease liabilities	(16,212)	(15,998)
Purchase of derivative instruments	—	—
Change in net deferred tax assets	71	(98)
Depreciation and amortization	12,142	13,908
Other amortization	1,107	1,157
Stock based compensation expense	1,737	1,364
Net changes in operating assets and liabilities:
Receivables	2,107	325
Prepaid and other assets	(26)	(483)
Payments for accrued pension	(513)	(513)
Accounts payable and accrued expenses	7,151	932
Film rent payable	(2,420)	(2,127)
Taxes payable	(1,165)	2,155
Deferred revenue and other liabilities	443	(3,257)
Net cash provided by (used in) operating activities	(11,818)	(6,366)
Investing Activities
Purchases of and additions to operating and investment properties	(4,571)	(6,191)
Contributions to unconsolidated joint ventures	(30)	—
Proceeds from sale of assets	9,590	—
Net cash provided by (used in) investing activities	4,989	(6,191)
Financing Activities
Repayment of borrowings	(13,381)	(6,862)
Repayment of finance lease principal	(30)	(25)
Proceeds from borrowings	16,027	3,839
Capitalized borrowing costs	(483)	(594)
(Cash paid) proceeds from the settlement of employee share transactions	(6)	(244)
Net cash provided by (used in) financing activities	2,127	(3,886)
Effect of exchange rate on cash and restricted cash	744	(897)
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,958)	(17,340)
Cash and cash equivalents and restricted cash at the beginning of the period	15,441	34,979
Cash and cash equivalents and restricted cash at the end of the period	$11,483	$17,639

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$10,083	$11,925
Restricted cash	1,400	5,714
	$11,483	$17,639

Supplemental Disclosures
Interest paid	$14,427	$13,826
Income taxes (refunded) paid	1,638	(697)
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	940	2,557

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the consolidated financial statements for year ended December 31, 2024, the Company identified errors that stemmed from the erroneous reversal and treatment of a liability. As a result of correcting the accounting for this liability, the Company restated its unaudited consolidated financial statements for the three and nine months ended September 30, 2024.

The tables below represent our restated consolidated financial statements as of September 30, 2024.

As of and for the nine months ended September 30, 2024

The effects of the restatement on the Consolidated Balance Sheet as of September 30, 2024 are summarized in the following table:

	As of September 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Accounts payable and accrued liabilities	$44,636	$3,577	$$48,213
Total current liabilities	$139,536	$3,577	$143,113
Total liabilities	$491,080	$3,577	$494,657
Retained earnings/(deficits)	$(108,974)	$(3,577)	$(112,551)
Total Reading International, Inc. stockholders’ equity	$5,175	$(3,577)	$1,598
Total stockholders’ equity	$4,606	$(3,577)	$1,029

For the three months ended September 30, 2024

The effects of the restatement on the Consolidated Statement of Income for the three months ended September 30, 2024, are summarized in the following table.

	For the three months ended September 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Cinema expenses	$(49,371)	$(97)	$(49,468)
Total costs and expenses	(60,336)	(97)	(60,433)
Operating income (loss)	(246)	(97)	(343)
Interest expense, net	(5,229)	(16)	(5,245)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(6,398)	(112)	(6,510)
Income (loss) before income taxes	(6,327)	(112)	(6,439)
Net income (loss)	(7,027)	(112)	(7,139)
Net income (loss) attributable to Reading International, Inc.	(6,916)	(112)	(7,028)
Basic earnings (loss) per share	(0.31)	(0.00)	(0.31)
Diluted earnings (loss) per share	$(0.31)	$(0.00)	$(0.31)

The effects of the restatement on the Summary of Controlling and Noncontrolling Stockholders’ Equity for the three months ended September 30, 2024, are summarized in the following table.

	Retained earnings / (deficits)
	As Previously Reported	Adjustment in Thousands	As Restated

Net loss	$(108,974)	$(3,577)	$(112,551)
At September 30, 2024	$(108,974)	$(3,577)	$(112,551)

	Total stockholders’ equity
	As Previously Reported	Adjustment in Thousands	As Restated

Net loss	$4,606	$(3,577)	$1,029
At September 30, 2024	$4,606	$(3,577)	$1,029

The effects of the restatement on the Consolidated Statement of Comprehensive Income for the three months ended September 30, 2024, are summarized in the following table.

	For the three months ended September 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Net income (loss)	$(7,027)	$(112)	$(7,139)
Comprehensive income (loss)	(5,528)	(112)	(5,640)
Comprehensive income (loss)	$(5,422)	$(112)	$(5,534)

	For the nine months ended September 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Net income (loss)	$(29,966)	$(3,577)	$(33,543)
Comprehensive income (loss)	(30,121)	(3,577)	(33,698)
Comprehensive income (loss)	$(29,643)	$(3,577)	$(33,220)

For the nine months ended September 30, 2024

The effects of the restatement on the Consolidated Statement of Income for the nine months ended September 30, 2024, are summarized in the following table.

	For the nine months ended September 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Cinema expenses	$(129,509)	$(3,435)	$(132,944)
Total costs and expenses	(164,078)	(3,435)	(167,513)
Operating income (loss)	(12,127)	(3,435)	(15,562)
Interest expense, net	(15,766)	(141)	(15,907)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(29,809)	(3,577)	(33,386)
Income (loss) before income taxes	(29,645)	(3,577)	(33,222)
Net income (loss)	(29,966)	(3,577)	(33,543)
Net income (loss) attributable to Reading International, Inc.	(29,485)	(3,577)	(33,062)
Basic earnings (loss) per share	(1.32)	(0.16)	(1.48)
Diluted earnings (loss) per share	$(1.32)	$(0.16)	$(1.48)

The effects of the restatement on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 are summarized in the following table:

	For the nine months ended September 30, 2024
	As Previously Reported	Adjustment in Thousands	As Restated

Net income (loss)	$(29,966)	$(3,577)	$(33,543)
Accounts payable and accrued liabilities	$3,574	$3,577	$7,151

Restatement of Previously Issued Consolidated Financial Statements

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024		2023
	(As Restated)			(As Restated)
Revenue:
Cinema exhibition	$56,357	$62,687	$140,570		$165,731
Real estate	4,898	5,056	14,844		15,338
Inter-segment elimination	(1,165)	(1,181)	(3,463)		(3,644)
	$60,090	$66,562	$151,951		$177,425
Segment operating income (loss):
Cinema exhibition	$2,213	$4,395	$(6,563)		$4,256
Real estate	1,396	920	3,234		3,212
	$3,609	$5,315	$(3,329)		$7,468

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024		2023
	(As Restated)			(As Restated)
Segment operating income (loss)	$3,609	$5,315	$(3,329)		$7,468
Unallocated corporate expense
Depreciation and amortization expense	(106)	(172)	(305)		(527)
General and administrative expense	(3,846)	(4,124)	(11,928)		(12,014)
Interest expense, net	(5,245)	(5,072)	(15,907)		(14,063)
Equity earnings of unconsolidated joint ventures	71	217	164		443
Gain (loss) on sale of assets	(208)	—	(1,324)		—
Other income (expense)	(714)	267	(593)		356
Income (loss) before income tax expense	$(6,439)	$(3,569)	$(33,222)		$(18,337)

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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its unaudited consolidated financial statements as of June 30, 2024. See Note 1 Restatement of Previously Issued Consolidated Financial Statements for more information about the prior period error.

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

As of the end of the third quarter, 2024, we have $52.6 million of debt due in twelve months. We have cash of $10.1 million and negative working capital of $84.1 million. This net negative working capital position includes land and property held for sale of $37.9 million (based on book as opposed to fair market value). In order to alleviate doubt that our Company will be able to generate sufficient cash flows for the coming twelve months, these loans need to be refinanced and our revenues and net income need to increase through improved operations and asset monetization.

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2024	2023	2024	2023
	(As Restated)		(As Restated)
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(7,028)	$(4,400)	$(33,062)	$(18,289)
Denominator:
Weighted average number of common stock – basic	22,426,184	22,273,423	22,394,385	22,208,757
Weighted average dilutive impact of awards	776,008	1,240,292	871,190	1,240,292
Weighted average number of common stock – diluted	23,202,192	23,513,715	23,265,575	23,449,049
Basic earnings (loss) per share	$(0.31)	$(0.20)	$(1.48)	$(0.82)
Diluted earnings (loss) per share	$(0.31)	$(0.20)	$(1.48)	$(0.82)
Awards excluded from diluted earnings (loss) per share	207,657	205,122	207,657	205,122

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

The components of lease expense were as follows:

Quarter Ended	Nine Months Ended

	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
	(As Restated)		(As Restated)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$8	$31	$23
Interest on lease liabilities	1	—	4	1
Operating lease cost	7,585	8,076	23,723	24,287
Variable lease cost	734	722	2,394	1,377
Total lease cost	$8,330	$8,806	$26,152	$25,688

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2024	2023
	(As Restated)
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$33	$26
Operating cash flows for operating leases	19,455	24,944
Right-of-use assets obtained in exchange for new operating lease liabilities	3,866	1,578

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$170,549	$181,542
Operating lease liabilities - current portion	22,182	23,047
Operating lease liabilities - non-current portion	170,127	180,898
Total operating lease liabilities	$192,309	$203,945
Finance leases
Property plant and equipment, gross	234	232
Accumulated depreciation	(182)	(177)
Property plant and equipment, net	$52	$55
Other current liabilities	42	40
Other long-term liabilities	12	43
Total finance lease liabilities	$54	$83

Other information
Weighted-average remaining lease term - finance leases	1	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.74%	4.62%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2024	$30,862	$44
2025	29,623	11
2026	27,239	—
2027	23,460	—
2028	21,834	—
Thereafter	113,572	—
Total lease payments	$246,590	$55
Less imputed interest	(54,281)	(1)
Total	$192,309	$54

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

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2024. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2024, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 4 – Liquidity and Impairment Assessment.

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

Note 11– Prepaid and Other Assets

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

Note 12 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes. The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was (1.0%) and (1.7%) for the nine months ended September 30, 2024 and 2023, respectively. The difference is primarily due to an increase in valuation allowance and unrecognized tax benefits in 2024. The forecasted effective tax rate is updated each quarter as new information becomes available.

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

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 14 – Pension and Other Liabilities in our 2023 Form 10-K.

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

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Australian Country Cinemas, Pty Ltd	$108	$76
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(675)	(165)
Noncontrolling interests in consolidated subsidiaries	$(569)	$(91)

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Australian Country Cinemas, Pty Ltd	$39	$25	$30	$60
Shadow View Land and Farming, LLC	—	1	—	1
Sutton Hill Properties, LLC	(150)	(91)	(511)	(422)
Net income (loss) attributable to noncontrolling interests	$(111)	$(65)	$(481)	$(361)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2024	20,664	$237	1,681	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(13,228)	—	—	(13,228)	(175)	(13,403)
Other comprehensive income, net	—	—	—	—	—	—	—	(2,538)	(2,538)	(3)	(2,541)
Share-based compensation expense	—	—	—	—	678	—	—	—	678	--	678
Restricted Stock Units	9	—	—	—	(2)	—	—	—	(2)	--	(2)
At March 31, 2024	20,673	$237	1,681	$17	$156,078	$(92,717)	$(40,407)	$(5,211)	$17,997	$(269)	$17,728
Net income	—	—	—	—	—	(12,806)	—	—	(12,806)	(195)	(13,001)
Other comprehensive income, net	—	—	—	—	—	—	—	886	886	1	887
Share-based compensation expense	—	—	—	—	456	—	—	—	456	--	456
Restricted Stock Units	70	1	—	—	(5)	—	—	—	(4)	--	(4)
At June 30, 2024	20,743	$238	1,681	$17	$156,529	$(105,523)	$(40,407)	$(4,325)	$6,529	$(463)	$6,066
Net income	—	—	—	—	—	(7,028)	—	—	(7,028)	(111)	(7,139)
Other comprehensive income, net	—	—	—	—	—	—	—	1,494	1,494	5	1,499
Share-based compensation expense	—	—	—	—	603	—	—	—	603	—	603
At September 30, 2024( As Restated)	20,743	$238	1,681	$17	$157,132	$(112,551)	$(40,407)	$(2,831)	$1,598	$(569)	$1,029

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2023	20,412	$235	1,681	$17	$153,784	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(11,111)	—	—	(11,111)	(213)	(11,324)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,293)	(1,293)	(1)	(1,294)
Share-based compensation expense	—	—	—	—	443	—	—	—	443	—	443
Restricted Stock Units	89	—	—	—	(132)	—	—	—	(132)	—	(132)
At March 31, 2023	20,501	$235	1,681	$17	$154,095	$(59,927)	$(40,407)	$(3,250)	$50,763	$209	$50,972
Net income	—	—	—	—	—	(2,778)	—	—	(2,778)	(83)	(2,861)
Other comprehensive income, net	—	—	—	—	—	—	—	(740)	(740)	(1)	(741)
Share-based compensation expense	—	—	—	—	308	—	—	—	308	—	308
Restricted Stock Units	92	1	—	—	(113)	—	—	—	(112)	—	(112)
At June 30, 2023	20,593	$236	1,681	$17	$154,290	$(62,705)	$(40,407)	$(3,990)	$47,441	$125	$47,566
Net income	—	—	—	—	—	(4,400)	—	—	(4,400)	(65)	(4,465)
Other comprehensive income, net	—	—	—	—	—	—	—	(1,657)	(1,657)	(3)	(1,660)
Share-based compensation expense	—	—	—	—	614	—	—	—	614	--	614
Restricted Stock Units	0	—	—	—	—	—	—	—	--	--	--
At September 30, 2023	20,593	$236	1,681	$17	$154,904	$(67,105)	$(40,407)	$(5,647)	$41,998	$57	$42,055

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

Note 21 – Subsequent Events

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our unaudited consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 contained within this Amendment. Refer to the Explanatory Note for background on the restatement, the interim periods impacted, internal control considerations, and other information. As a result, the previously reported financial information for the three and nine months ended September 30, 2024 in this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements. See Note 1 Restatement of Previously issued Consolidated Financial Statements in Item 1 – Financial Statements, for additional information related to the restatement, including descriptions of the adjustments and the impacts on our consolidated financial statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after November 14, 2024, the filing date of the Original 10-Q Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

While we remain confident in the long-term viability of the cinema industry, we acknowledge our upcoming liquidity needs arising from debt maturities and other factors. As a result, we have identified specific real estate assets for monetization and will consider additional properties if necessary to meet our liquidity requirements. We are confident that our two-pronged, diversified international business strategy will support the Company through these challenging times as we navigate the uncertainties and difficulties posed by recent macroeconomic conditions. Please refer to Note 4 – Liquidity and Impairment Assessment for more details.

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

Refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 18 – Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Please refer to our 2023 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2024, and September 30, 2023, respectively:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2024	September 30, 2023	Fav/ (Unfav)	September 30, 2024	September 30, 2023	Fav/ (Unfav)
SEGMENT RESULTS	(As Restated)			(As Restated)
Revenue
Cinema exhibition	$56,357	62,687	(10)%	$140,570	$165,731	(15)%
Real estate	4,898	5,056	(3)%	14,844	15,338	(3)%
Inter-segment elimination	(1,165)	(1,181)	1%	(3,463)	(3,644)	5%
Total revenue	60,090	66,562	(10)%	151,951	177,425	(14)%
Operating expense
Cinema exhibition	(50,631)	(54,458)	7%	(136,407)	(149,941)	9%
Real estate	(2,106)	(2,281)	8%	(6,801)	(6,600)	(3)%
Inter-segment elimination	1,165	1,181	(1)%	3,463	3,644	(5)%
Total operating expense	(51,572)	(55,558)	7%	(139,745)	(152,897)	9%
Depreciation and amortization
Cinema exhibition	(2,611)	(2,784)	6%	(7,753)	(8,551)	9%
Real estate	(1,210)	(1,624)	25%	(4,084)	(4,830)	15%
Total depreciation and amortization	(3,821)	(4,408)	13%	(11,837)	(13,381)	12%
General and administrative expense
Cinema exhibition	(902)	(1,050)	14%	(2,973)	(2,983)	-%
Real estate	(186)	(231)	19%	(725)	(696)	(4)%
Total general and administrative expense	(1,088)	(1,281)	15%	(3,698)	(3,679)	(1)%

Segment operating income
Cinema exhibition	2,213	4,395	(50)%	(6,563)	4,256	(>100)%
Real estate	1,396	920	52%	3,234	3,212	1%
Total segment operating income (loss)	$3,609	$5,315	(32)%	$(3,329)	$7,468	(>100)%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(106)	(172)	38%	(305)	(527)	42%
General and administrative expense	(3,846)	(4,124)	7%	(11,928)	(12,014)	1%
Interest expense, net	(5,245)	(5,072)	(3)%	(15,907)	(14,063)	(13)%
Equity earnings of unconsolidated joint ventures	71	217	(67)%	164	443	(63)%
Gain (loss) on sale of assets	(208)	—	—%	(1,324)	—	-%
Other income (expense)	(714)	267	(>100)%	(593)	356	(>100)%
Income before income taxes	(6,439)	(3,569)	(80)%	(33,222)	(18,337)	(81)%
Income tax benefit (expense)	(700)	(896)	22%	(321)	(313)	(3)%
Net income (loss)	(7,139)	(4,465)	(60)%	(33,543)	(18,650)	(80)%
Less: net income (loss) attributable to noncontrolling interests	(111)	(65)	(71)%	(481)	(361)	(33)%
Net income (loss) attributable to Reading International, Inc.	$(7,028)	$(4,400)	(60)%	$(33,062)	$(18,289)	(81)%
Basic earnings (loss) per share	$(0.31)	$(0.20)	(55)%	$(1.48)	$(0.82)	(80)%

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

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended September 30, 2024, decreased by $1.7 million, from a gain of $5.3 million to a gain of $3.6 million, primarily due to weaker attendance, and lower global rent revenue.

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

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ending September 30, 2024, increased by $2.6 million, from a loss of $4.4 million to a loss of $7.0 million, when compared to the same period in the prior year, primarily due to weakened cinema performance and increased interest expense, partially offset by reduced depreciation expense.

For the nine months ended September 30, 2024, net loss attributable to Reading International, Inc. increased by $14.8 million, from a loss of $18.3 million to a loss of $33.1 million, when compared to the same period in the prior year primarily due to decreased cinemas segment results, increased interest expense, and a loss on the sale of our Culver City office building.

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

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2024, and September 30, 2023, respectively:

		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2024	% of Revenue	September 30, 2023	% of Revenue	September 30, 2024	% of Revenue	September 30, 2023	% of Revenue	Quarter Ended	Nine Months Ended
		(As Restated)				(As Restated)
REVENUE
United States	Admissions revenue	$15,445	27%	$19,495	31%	$39,368	28%	$50,250	30%	(21)%	(22)%
	Food & beverage revenue	9,824	17%	11,663	19%	24,237	17%	31,108	19%	(16)%	(22)%
	Advertising and other revenue	2,547	5%	3,074	5%	6,996	5%	8,700	5%	(17)%	(20)%
		$27,816	49%	$34,232	55%	$70,601	50%	$90,058	54%	(19)%	(22)%
Australia	Admissions revenue	$14,445	26%	$14,918	24%	$35,559	25%	$39,428	24%	(3)%	(10)%
	Food & beverage revenue	8,691	15%	7,856	13%	20,805	15%	21,016	13%	11%	(1)%
	Advertising and other revenue	1,609	3%	1,412	2%	4,248	3%	3,894	2%	14%	9%
		$24,745	44%	$24,186	39%	$60,612	43%	$64,338	39%	2%	(6)%
New Zealand	Admissions revenue	$2,215	4%	$2,668	4%	$5,559	4%	$6,989	4%	(17)%	(20)%
	Food & beverage revenue	1,339	2%	1,383	2%	3,262	2%	3,774	2%	(3)%	(14)%
	Advertising and other revenue	242	0%	219	0%	536	0%	572	0%	11%	(6)%
		$3,796	7%	$4,270	7%	$9,357	7%	$11,335	7%	(11)%	(17)%

Total revenue		$56,357	100%	$62,688	100%	$140,570	100%	$165,731	100%	(10)%	(15)%
OPERATING EXPENSE
United States	Film rent and advertising cost	$(8,780)	16%	$(10,876)	17%	$(21,192)	15%	$(27,563)	17%	19%	23%
	Food & beverage cost	(2,632)	5%	(2,908)	5%	(6,550)	5%	(8,039)	5%	9%	19%
	Occupancy expense	(5,198)	9%	(6,265)	10%	(17,530)	12%	(18,768)	11%	17%	7%
	Other operating expense	(10,388)	18%	(11,722)	19%	(28,485)	20%	(32,513)	20%	11%	12%
		$(26,998)	48%	$(31,771)	51%	$(73,757)	52%	$(86,883)	52%	15%	15%
Australia	Film rent and advertising cost	$(6,775)	12%	$(6,582)	10%	$(16,170)	12%	$(17,652)	11%	(3)%	8%
	Food & beverage cost	(1,922)	3%	(1,670)	3%	(4,631)	3%	(4,407)	3%	(15)%	(5)%
	Occupancy expense	(4,673)	8%	(4,276)	7%	(13,612)	10%	(13,048)	8%	(9)%	(4)%
	Other operating expense	(6,831)	12%	(6,576)	10%	(19,156)	14%	(18,104)	11%	(4)%	(6)%
		$(20,201)	36%	$(19,104)	30%	$(53,569)	38%	$(53,211)	32%	(6)%	(1)%
New Zealand	Film rent and advertising cost	$(1,048)	2%	$(1,190)	2%	$(2,482)	2%	$(3,164)	2%	12%	22%
	Food & beverage cost	(273)	0%	(273)	0%	(703)	1%	(731)	0%	-%	4%
	Occupancy expense	(804)	1%	(792)	1%	(2,347)	2%	(2,357)	1%	(2)%	-%
	Other operating expense	(1,306)	2%	(1,330)	2%	(3,549)	3%	(3,595)	2%	2%	1%
		$(3,431)	6%	$(3,585)	6%	$(9,081)	6%	$(9,847)	6%	4%	8%

Total operating expense		$(50,630)	90%	$(54,460)	87%	$(136,407)	97%	$(149,941)	90%	7%	9%
DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,262)	2%	$(1,458)	2%	$(3,784)	3%	$(4,518)	3%	13%	16%
	Impairment of long-lived assets	—	0%	—	0%	—	0%	—	0%	(>100)%	(>100)%
	General and administrative expense	(513)	1%	(672)	1%	(1,885)	1%	(1,839)	1%	24%	(3)%
		$(1,775)	3%	$(2,130)	3%	$(5,669)	4%	$(6,357)	4%	17%	11%
Australia	Depreciation and amortization	$(1,237)	2%	$(1,192)	2%	$(3,619)	3%	$(3,611)	2%	(4)%	-%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	(389)	1%	(377)	1%	(1,087)	1%	(1,144)	1%	(3)%	5%
		$(1,626)	3%	$(1,569)	3%	$(4,706)	3%	$(4,755)	3%	(4)%	1%
New Zealand	Depreciation and amortization	$(112)	0%	$(134)	0%	$(350)	0%	$(422)	0%	16%	17%
	Impairment expense	—	0%	—	0%	—	0%	—	0%	-%	-%
	General and administrative expense	(1)	0%	—	0%	(1)	0%	—	0%	-%	-%
		$(113)	0%	$(134)	0%	$(351)	0%	$(422)	0%	16%	17%

Total depreciation, amortization, general and administrative expense		$(3,514)	6%	$(3,833)	6%	$(10,726)	8%	$(11,534)	7%	8%	7%
OPERATING INCOME (LOSS) – CINEMA
United States		$(957)	(2)%	$331	1%	$(8,825)	(6)%	$(3,182)	(2)%	(>100)%	(>100)%
Australia		2,918	5%	3,513	6%	2,337	2%	6,372	4%	(17)%	(63)%
New Zealand		252	0%	551	1%	(75)	(0)%	1,066	1%	(54)%	(>100)%
Total Cinema operating income (loss)		$2,213	4%	$4,395	7%	$(6,563)	(5)%	$4,256	3%	(50)%	(>100)%

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

Cinema segment operating income for the quarter ended September 30, 2024, decreased by $2.2 million, from an income of $4.4 million to an income of $2.3 million when compared to the same period in the prior year. This decline in operating income is due to a decrease in cinema revenue in the U.S. and New Zealand as a result of lower attendance.

Cinema segment operating loss for the nine months ended September 30, 2024, was $6.6 million compared to a gain of $4.3 million during the same period in the prior year, primarily due to decreased attendance as a result of a weaker film slate as a result of the impacts of the 2023 Hollywood Strikes, in addition to a weaker film slate at our U.S. specialty cinemas and the closure of multiple cinemas in the U.S.

Operating Expense

Operating expenses for the quarter ended September 30, 2024, decreased by $3.8 million, to $50.6 million, compared to the same quarter in the prior year. Operating expenses for the nine months ended September 30, 2024, decreased by $13.5 million, to $136.4 million, compared to the same time period in the prior year. These decreases were due to decreased global film rent expense as a result of lower attendance, decreased food & beverage cost, primarily in the U.S., and reduced U.S. occupancy costs offset by increases in Australia occupancy and other operating expenses.

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

For more information about our borrowings, please refer to Part I – Financial Information, Item 2 – Notes to Consolidated Financial Statements-- Note 13 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 4 – Liquidity and Impairment Assessment.

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

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the nine months ended September 30, 2024, and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	September 30, 2024	2023	2022	2021	2020
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$10,083	$12,906	$29,947	$83,251	$26,826
Unused borrowing facility	7,859	7,859	12,000	12,000	15,490
Restricted for capital projects	7,859	7,859	12,000	12,000	9,377
Unrestricted capacity	—	—	—	—	6,113
Total resources at period end	17,942	20,765	41,947	95,251	42,316
Total unrestricted resources at period end	10,083	12,906	29,947	83,251	32,939
Debt-to-Equity Ratio
Total contractual facility	$222,876	$218,159	$227,633	$248,948	$300,449
Total debt (gross of deferred financing costs)	215,017	210,300	215,633	236,948	284,959
Current	52,624	35,070	38,026	12,060	42,299
Non-current	162,393	175,230	177,607	224,888	242,660
Finance lease liabilities	54	83	209	—	—
Total book equity	1,029	32,996	63,279	105,060	81,173
Debt-to-equity ratio	208.96	6.37	3.41	2.26	3.51
Changes in Working Capital
Working capital (deficit)(1)	$(84,067)	$(88,373)	$(74,152)	$(6,673)	$(64,140)
Current ratio	0.41	0.30	0.39	0.94	0.47
Capital Expenditures (including acquisitions)	$4,571	$4,711	$9,780	$14,428	$16,759

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

Please refer to Part I, Item 3 – Legal Proceedings in our 2023 Form 10-K for more information. There have been no material changes to our litigation since our 2023 Form 10-K, except as set forth in Notes to Consolidated Financial Statements-- Note 16 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q. This note sets out our litigation accounting policies.

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

In connection with the preparation of this Amendment, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our controls and procedures as of September 30, 2024. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective. In connection with this restatement, the Chief Executive Officer and Chief Financial Officer re-evaluated disclosure controls and procedures and concluded that as of September 30, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. This material weakness led to an error in an erroneous reversal and treatment of a liability in the quarter ended June 30, 2024, and subsequent treatment of that liability in the quarter ended September 30, 2024.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management is actively engaged in the implementation of remediation measures to address the internal control deficiencies that resulted in the material weakness in internal control over financial reporting as of September 30, 2024. The Company's remediation actions are being overseen by the Audit Committee of the Board of Directors. Management is in the process of developing a plan to address the deficiency identified.

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

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Notes to Consolidated Financial Statements-- Note 16 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q.

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

Item 6 – Exhibits

10

1

10.1*

Letter of Variation dated August 09, 2024, between Westpac New Zealand Limited and Reading Courtenay Central Limited filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 14, 2024 and incorporated herein by reference.

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

Date: March 31, 2025