Form 10-K
period 2024-12-31
READING INTERNATIONAL INC
filed 2025-03-31
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 or

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $37,083,486. As of March 28, 2025, there were 20,603,203 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive Proxy Statement for the 2025 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2024

The information in this Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K" or “2024 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the “Cautionary Statement Regarding Forward-Looking Statements”. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2024 Form 10-K.

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

BUSINESS DESCRIPTION

Synergistic Diversification and Branding

We are an internationally diversified company focused on the development, ownership and operation of entertainment and real property assets in three jurisdictions: (i) United States (“U.S.”), (ii) Australia, and (iii) New Zealand. We group our businesses in two operating segments, which are owned and operated through various operating subsidiaries:

•Theatrical Motion Picture Exhibition (“Cinema Exhibition”), through as of the date of this 2024 Annual Report, our 60 cinemas.

•Real Estate, including real estate development and the rental or licensing of retail, commercial and live theatre assets comprised, as of the date of this 2024 Annual Report, of approximately 9,700,000 square feet of land and approximately 670,000 square feet of net rentable area.

Impacts on our Business due to the 2023 Hollywood strikes, the dramatic Interest Rate Rise and Increased Operating Costs, together with our Company’s Responses

Since the COVID-19 pandemic began in March 2020, our business has faced a variety of headwinds. Fortunately, however, recently released movies, such as Inside Out 2, Deadpool & Wolverine, Sonic the Hedgehog, Mufasa: The Lion King and Moana 2 and, and what we believe to be a strong slate of film through the end of 2025, as well as the renewed recognition by the motion picture industry of the importance of a theatrical release window, make us optimistic for the future of the cinema business. Accordingly, we are continuing to support our investment in the beyond the home entertainment industry, to maintain our key cinemas and live theatres, to improve the amenities offered, and to protect those of our real estate assets which we believe offer the most substantial potential for preserving and building stockholder value.

The COVID-19 pandemic, while largely behind us now, had a significant impact on both the global economy and the cinema industry, affecting our operations and depleting our liquidity. In March 2020, government regulations mandated the temporary closure of our cinemas and live theaters across the United States, Australia, and New Zealand. This led to an immediate loss of cinema revenue and income, compounded by a shift in consumer behavior as people became more hesitant to engage in public entertainment. While recovering from the aftermath of the COVID-19, in 2023, our cinema operations faced unexpected disruptions and impacts due to the strikes by the Writers Guild of America (WGA) and the Screen Actors Guild-American Federation of Television and Radio Artists (SAG-AFTRA), stemming from labor disputes with the Alliance of Motion Picture and Television Producers (AMPTP), known as the “2023 Hollywood strikes.” Additionally, between March 2022 and July 2023, the Federal Reserve raised the Federal Funds rate from 0.25% to 5.5%, marking the fastest interest rate hike in U.S. history. This in turn led to an increase in our interest expense. While the Central Banks of the three countries in which we do business have reduced interest rates from recent highs, rates remain elevated when compared to pre-Covid periods..

Additionally, over the last two years, our global cinema divisions have experienced (i) increased labor costs which have been legislated post-COVID-19 pandemic and (ii) increases in our cost of goods sold, utilities, and insurance. The legislatively mandated increased labor costs have impacted not only hourly compensation rates, but also leave time, the calculation of overtime pay, and the amount of administration and record keeping required to maintain and to document regulatory compliance. Our Company has, to some extent, balanced these overall increased expenses with strategic increases in ticket and food and beverage prices. However, our ability to pass on these costs is limited by our need to not increase prices to the extent that they present cost barriers and deter the generation of revenues. Furthermore, due to the fact that film licensing fees are fixed at a percentage of gross box office, typically more than a majority of any increase in ticket prices passes on directly to the film distributor and cannot be used by exhibitors to offset other increasing costs.

To address our liquidity challenges created by the above headwinds, our Company implemented a series of measures, including, without limitation, the following:

(i)While typically leasing back any cinema component on what we believe to be beneficial terms, monetizing eight real estate assets from 2021 through the end of the first quarter of 2025;

(ii)Negotiating loan term extensions and covenant waivers with various lenders;

(iii)Closing unprofitable cinemas: in the U.S. one in 2022, three in 2023, and one in 2024, and in New Zealand one in 2023;

(iv)Negotiating rent abatements and deferrals with various of our cinema landlords; and

(v)Implementing cash preservation strategies such as delaying non-essential capital expenditures.

However, where we have been able to negotiate rent deferrals, we still face the burden of paying back those deferrals which totaled $9.6 million as of December 31, 2024. Also, we need to address the deferral of capital expenditures related to certain cinemas that may not have the level of amenity that we would desire and, in some cases, we believe that this has adversely impacted our revenues. Our loan extension and covenant waivers have, in some cases, necessitated our agreement to pay increased interest margins.

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

In the post-COVID landscape, we have focused on key strategic initiatives to improve operational margins. Each of our global cinema divisions achieved a record-high annual Food & Beverage per capita in 2024. Additionally, all of our domestic cinemas and 71% of our cinemas in Australia and New Zealand now hold liquor licenses. The rollout of our mobile ticketing and food and beverage apps has helped us boost Food & Beverage revenues while reducing employee hours, without in our view negatively impacting service quality. In many locations, we have also eliminated the need for a physical box office. Furthermore, we are continuously monitoring and, where appropriate, adjusting our hours of operation to better align with moviegoer demand.

Our real estate monetizations, beginning in 2021 and continuing through the date of this 2024 Annual Report, have produced $156.1 million in net proceeds, which permitted us to pay down $82.2 million in debt to banks and another institutional lender and to invest approximately $35 million in capital improvements, while over the same period sustaining our operations and allowing us to retain our key employees and maintain our workforce. In early 2024, understanding our reduced need for administrative space during the shift to remote-working, we decreased our overall general and administrative expense by selling our administrative building in Culver City, California, freeing up cash of approximately $1.3 million (after paying off our mortgage, brokerage commissions and transactional fees). We are currently reviewing our need for replacement office space and believe that the disposition of this asset will save us approximately $2.0 million in operating and holding costs for year 2025.

Additional cash will likely be required to maintain our liquidity through 2026, as the movie release schedule supporting the global cinema business normalizes following the 2023 Hollywood strikes and we pay back deferred rents and pay down interest bearing debt. In addition to working with our existing lenders for financing relief, we believe we can reasonably look to the monetization of certain additional real estate assets to provide a source of funding. While no assurances can be given as to the amounts that ultimately could be raised from the monetization of such assets, we believe that based on independent appraisals and our track record of successful monetizations, we can raise sufficient funding to provide our Company the additional liquidity that we anticipate will be needed for 2025 and 2026. In March, 2025, we entered into a call option agreement to sell our properties in Townsville, Queensland, Australia for A$ 32 million, which is in its due diligence period. Those assets have a book value of $17.4 million. For local tax reasons, property transaction which include any buyer due diligence rights are structured as “option agreements.” While no assurances can be given, the option, if exercised, contemplates settlement in mid-April and the option holder has made a refundable deposit of A$ 1.6 million. We would be retaining a leasehold estate in our cinema at that location.

Going forward, our focus with respect to maintaining our liquidity will continue to be to look to the monetization of real estate assets that, in our judgment and given our capital resources, will not likely provide core long-term growth opportunities for our stockholders into the future.

Since 2020, our ability to raise additional liquidity has allowed us to navigate the ongoing challenges in the cinema industry. As we begin to transition away from certain adverse environmental factors affecting us (such as the Pandemic, and the 2023 Hollywood strikes), we are seeing a strengthening of our cinema revenues. Except for the decline in 2024 due to the 2023 Hollywood strikes, overall revenues have shown an upward trend since 2020. Our total revenues for the years ended December 31, 2020, 2021, 2022, 2023, and 2024 were $77.9 million, $139.1 million, $203.1 million, $222.7 million, and, dipping somewhat in 2024 to $210.5 million, respectively, compared to $276.8 million for the year ended December 31, 2019, the last pre-pandemic year. While 2024 saw a slight decrease in revenues, reflecting what we believe to have been the carryover from the interruption in production and release schedules caused by the strikes, there has been a clear upward trajectory since 2020, reflecting the ongoing adaptation of our business strategy and the evolving market dynamics.

After navigating the fallout from an unprecedented pandemic, the WGA went on strike from May 2, 2023, until September 27, 2023, followed by the SAG strike, which began on July 14, 2023, and lasted until November 9, 2023. This marked the first time in 63 years that both the WGA and SAG were on strike simultaneously. The strikes significantly impacted the first two quarters of 2024, with many major films facing delays in production and promotional activities. As a result, the box office performances of films released during this period were below expectations, particularly for cast-driven movies that lacked the typical promotional push from actors. For example, no major releases were scheduled for January 26, 2024, and only Argylle opened the following weekend. This strain on the industry led to 2024 losses of up to $2 billion, according to The Hollywood Reporter. Major films like Captain America: Brave New World, Mission: Impossible 8, and Avatar sequels were delayed to 2025, while others pushed into late 2024 would not contribute materially to grosses until 2025. Although this was the case, the last two quarters of 2024 saw a notable recovery, driven by major box office hits such as Wicked Part 1, Deadpool & Wolverine, Inside Out 2, and many others. These successful releases helped drive stronger audience engagement and contributed to a more robust second half of the year, improving the overall industry outlook despite the earlier setbacks.

Despite the challenges we have faced and continue to face, we feel confident that the 2023 Hollywood strikes and their aftermath will only have a short term impact on our cinema business with the attendance and revenues growing in the last two quarters for 2024. We believe that our Company will overcome the obstacles that may lie ahead. As of the date of this 2024 Annual Report, audience levels are rebounding, and the box office success of certain films in the first half of 2024 such as Inside Out 2, Dune: Part Two, and Kung Fu Panda 4, together with the overall successful second half of 2024, which included highly anticipated releases such as, Deadpool & Wolverine, Despicable Me 4, Beetlejuice, Beetlejuice, Moana 2, Wicked and Gladiator 2, reaffirm our confidence that moviegoers remain enthusiastic about the cinematic experience. That second half of 2024 supports our expectation and enthusiasm that the full year of 2025 will deliver a stronger box office than 2024, which includes releases previously slated for 2024 but got bumped to 2025.

While our cinemas are continuing to recover from the pandemic and the 2023 Hollywood strikes, our real estate business exhibited greater resilience. Most of our tenants in Australia continued operations and met rental obligations, providing a stable revenue stream. As of the date of this Report, in Australia and New Zealand, our third party (or non-cinema) rental space is 96% leased on a full rent paying basis.

With regard to our architectural award winning 44 Union Square redevelopment project in New York City, in January 2022 we secured a long-term lease for the cellar, ground floor, and second floor of the building with an affiliate of Petco Health and Wellness Company, Inc. (NASDAQ: WOOF), a leading pet health and wellness company (“Petco”), which is in the premises on a full rent cash paying basis.

OUR COMMERCIAL BRANDS

Set forth below is a brief description of the various brands under which we organize our business operations:

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
Cinema Exhibition / All Countries		United States Australia New Zealand

Our Reading Cinemas tradename is derived from our over 186-year history as the “Reading Railroad” featured on the Monopoly® game board. Under this brand, we deliver beyond-the-home entertainment (principally mainstream movies and alternative content and food and beverage) across our three operating jurisdictions. All our cinemas are equipped with the latest, state-of-the-art digital screens, 27 Reading Cinemas feature at least one TITAN LUXE, TITAN XC or IMAX premium auditorium, and 195 of our Reading Cinemas screens feature luxury recliner seating as of December 31, 2024.

Reading Cinemas US Reading Cinemas AU Reading Cinemas NZ
		United States	Founded in 1917, our Consolidated Theatres circuit in the state of Hawaii is the oldest and largest circuit in Hawaii with six cinemas on the island of Oahu.	Consolidated Theatres

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

To date, the following cinemas operate under the Angelika brand:

(i)The Angelika Film Center & Cafés in San Diego, Dallas, TX, Fairfax, VA;

(ii) The Angelika Pop-Up in Washington DC;

(iii) The Tower Theater in Sacramento, CA;

(iv) The Village East and Cinemas 123 in New York City;

(v)Angelika Cinemas in South City Square in Brisbane; and

(vi)The iconic State Cinema in Hobart, Tasmania,

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

Hailed as a dramatic pièce de résistance with its first in the city, over 800-piece, glass dome, this building brings the future to New York’s fabled past. Starting in 2027, the building has been recognized with multiple awards starting in 2017 including (i) The 2022 American Architecture Award for Restoration and Renovation; (ii) 2022 ACEC NY Engineering Excellence Award; and (iii) 2022 Building/Technology Systems Diamond Award.

44 Union Square remains of the few locations in Manhattan that offer potential tenant(s) with a “brandable” site, only such location on Union Square.

44 Union Square
Australia

Located on 219,228 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 144,419 square feet of net rentable area, including a Coles Supermarket and 49 other third-party tenants, offering community level F&B, retail, and professional services.

At the end of 2017, we completed a major expansion that added an eight-screen Reading Cinemas with TITAN LUXE, an additional 10,000 square feet of restaurant tenant space and 124 parking spaces.

Adjacent to our Newmarket Village, we own a three-level, 21,582 square foot office building. Taken together with the retail components, the center is 96% leased as of December 31, 2024.

Newmarket Village
Australia

Anchored by our six-screen Reading Cinemas, and 16 other third party tenants offering F&B or other retail offers, Cannon Park is located in Townsville, Australia, and is currently comprised of 408,372 square feet of land and 126,368 square feet of net rentable area.

As of December 31, 2024, this property was 94% leased and is currently being held for sale.

Cannon Park Townsville
Australia

Anchored by our 10-screen Reading Cinemas and six F&B or third-party tenants, The Belmont Common is in Perth, Australia, and is currently comprised of 103,204 square feet of land and 60,117 square feet of net rentable area.

As of December 31, 2024, this property was 100% leased.

The Belmont Common

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link
New Zealand

Our property assets in Wellington, New Zealand, including Courtenay Central was sold on January 31, 2025. We are advised that the new owner intends to redevelop the property, and we have entered into an Agreement to Lease with respect to the cinema component of that redevelopment.

Courtenay Central
Live Theatre		United States

We operate two off-Broadway live theatres in Manhattan under the Liberty Theatres tradename.

Since 2018, the Minetta Lane Theatre has been operated pursuant to a license agreement with Audible, a subsidiary of Amazon. Audible extended its license agreement with us through March 15, 2026, with an option on their part to extend for an additional year. During 2024, of shows such as “Laura Benanti: Nobody Cares”, “Dead Outlaw” ““Strategic Love Play” along with many others were presented at the Minetta Lane.

Following STOMP’s almost 30-year historical run at the Orpheum, we have licensed a variety of new shows. We believe that there is ongoing substantial demand for off-Broadway venues like our Orpheum and Minetta Lane.

Liberty Theatres

Our business plan has been to coordinate cinema-based entertainment and real estate to create a mutually beneficial partnership. Our historically strong and consistent cash flows from our cinemas have, prior to the pandemic and the 2023 Hollywood strikes, enabled us to be strategic and proactive in acquiring and holding long-term real estate assets, including non-income producing land, fueling our real estate development endeavors. However, while we believe our cinema operations to be on the rebound, the uncertainty as to the current U.S. cinema cash flows has required that we continue to constrain our activities on both the cinema and real estate sides of our business.

To date, our real estate portfolio has provided us with a good foundation and has helped us weather unforeseeable events. Historically, this has given us financial leverage providing us with a collateral base to support comparatively long term and stable real estate-based borrowing. More specifically, the combination of these two segments can provide a variety of business advantages. Over the past four years of the COVID-19 pandemic, the 2023 Hollywood strikes, and spiking interest rates, our real estate base has helped us to sustain our key operations and assets. We have monetized approximately $159.3 million in real estate assets over this period, which we have used to pay down debt, sustain operations, pay interest and satisfy capital commitments. We anticipate that strategic monetization of real estate assets which, in our view, do not offer significant opportunities for future enhancement given our current capital situation, will sustain us while the cinema industry returns to normal and while, in the meantime, we pay back rent deferrals and reduce interest bearing debt.

Our hybrid, multi-country strategy emphasizes diversification, and the building of long-term hard asset values. We believe that this business strategy is proving its worth as we have progressed through and are emerging from the aftermath of the COVID-19 pandemic 2023 Hollywood strikes and recent spikes in interest rates.

As of December 31, 2024, our principal tangible assets included:

•interests in 60 cinemas comprising of 486 screens;

•own our 44 Union Square property in Manhattan. The cellar, ground floor, and second floor of the building are fully leased to Petco, which is in occupancy of its premises on a full rent paying basis;

•own and operate four Entertainment Themed Centers (“ETCs”) known as Newmarket Village (in a suburb of Brisbane), The Belmont Common (in a suburb of Perth), and Cannon Park (in Townsville) in Australia (currently being held for sale), and Courtenay Central (in Wellington) in New Zealand, which was sold on January 31, 2025. (We have entered into an Agreement to Lease for the cinema at that site);

•own and operate our administrative office building in South Melbourne, Australia;

•own and operate the fee interests in two commercial properties in Manhattan improved with live theatres comprised of a single stage in each location;

•own a 75% managing member interest in a limited liability company which in turn owns the fee interest in and improvements constituting our Cinemas 1,2,3 located in Manhattan;

•own an approximately 23.9-acre rail access industrial property in Williamsport, Pennsylvania, which is currently being held for sale;

•have exercised our option to purchase the improvements and ground lease comprising our Village East by Angelika cinema and headquarters building at 189 Second Avenue in Manhattan; and

•own approximately 201-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct, comprising over 6 acres in downtown Philadelphia; and

•held cash and cash equivalents, aggregating $12.3 million

For a breakdown of our real estate assets, please refer to Part I, Item 2 – Properties.

We now present an overview of our business segments.

CINEMA EXHIBITION

Overall

We are committed to delivering exceptional cinematic experiences for our guests, combining hospitality-driven comfort and service with state-of-the-art cinematic presentations. Our offerings include uniquely designed venues, carefully curated film and event programming, and thoughtfully crafted food and beverage selections. As previously mentioned, we operate our global cinema exhibition business under three primary distinguished brands: Reading Cinemas, Consolidated Theatres and Angelika Film Centers.

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying asset as of December 31, 2024:

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

Considering current cash flow constraints, we remain focused on enhancing our existing cinema facilities, securing liquor licenses in Australia and New Zealand, and pursuing new cinema development opportunities to offer our customers premium experiences. These include luxury recliner seating, advanced presentation technologies such as superior sound systems, lounges, cafés, bar services, and additional amenities. Presently, 195 of our auditoriums are equipped with recliner seating (excluding joint ventures), while 33 auditoriums feature large-format screens, including TITAN XC, TITAN LUXE, or IMAX. While our circuit did transition to digital projection and sound systems; we retained the capability to showcase films in both 35MM and 70MM formats in select cinemas, catering to the preferences of certain directors and cinephiles.

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

Our cinemas generated approximately 57% of their 2024 revenue from box office receipts. Ticket prices vary by location, with reduced rates available for senior citizens, children and, in certain markets, military personnel and students. In addition, across our U.S. based cinemas, we offer value ticket days, including Half Priced Tuesday and Mahalo Tuesdays (in our Hawaii locations.)

Showtimes and features are advertised across our websites, various internet platforms, and, in some markets, in select local newspapers. We are continuously expanding our presence on social media, which has allowed us to reduce our reliance on print advertising. Additionally, film distributors may promote certain feature films through various print, radio, television, and internet channels, with distributors typically covering these advertising costs.

Food and beverage (F&B) sales accounted for approximately 34% of our total 2024 cinema revenue. While nearly all of our global cinemas are licensed for the sale and on-site consumption of alcoholic beverages, our traditional F&B offerings have predominantly consisted of popcorn, candy, and soda. This is evolving, as more of our theaters are expanding their F&B selections. One of our key strategic priorities is to enhance our existing cinemas with a broader range of F&B options that align with emerging trends and customer preferences. We measure our performance in this area using spend per patron (SPP), comparing it both to our competitors and as an indicator of the effectiveness of our F&B operations. While the profitability of our F&B operations is influenced by various factors, including labor costs and the cost of goods sold, we believe this metric provides valuable insight into our top-line performance.

Screen advertising and other revenue contributed approximately 9% to our total 2024 cinema revenue. Except for certain rights that we have retained to sell screen advertising to local advertisers, we are not in the screen advertising business and nationally recognized screen-advertising companies’ contract with us for the right to show such advertising on our screens.

Management of Cinemas

Except for our three unconsolidated cinemas, we manage our cinemas with executives located in Los Angeles and Manhattan in the U.S., Melbourne, Australia, and Wellington, New Zealand. Our two New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner. While we assist with the booking of these two cinemas, our joint venture partner, Event Cinemas, manages their day-to-day operations. Our one-third interest in a 16-screen Brisbane cinema is passive in nature. That cinema is also managed by Event Cinemas.

Licensing and Pricing

Movies are sourced from a wide range of distributors, including major studios such as Paramount Pictures, Warner Bros., Disney, Sony Pictures, Universal Pictures, and Lionsgate, as well as numerous smaller independent film distributors. In Australia and New Zealand, some of these major distributors work through local unaffiliated distributors. Globally, the major film distributors dominate the market for mainstream conventional films. In the U.S., art-house and specialty films are distributed through the specialty divisions of these major studios, such as Searchlight Pictures and Sony Pictures Classics, as well as through independent distributors like A24 and Neon. Payment terms for films are typically based on an agreed-upon percentage of box office receipts, which may vary depending on the specific film or theater.

Competition

Film is allocated by the applicable distributor among competitive cinemas and in an increasingly material number of situations to streaming services. As a result, there may be instances where we are unable to secure the rights to every film we wish to feature. In the Australian and New Zealand markets, we typically have access to the full range of films available. However, partly due to the impact of the COVID-19 pandemic, there has been a significant increase in the availability and quality of films offered by streaming services. Additionally, some major distributors have begun bypassing the traditional theatrical release window in favor of direct-to-streaming, premium video on demand (PVOD), or video on demand (VOD) platforms. Over the past few years, video content has become a fundamental aspect of internet usage, with its prevalence rising across all online platforms as a key component of digital marketing strategies. Whether through social media, websites, email campaigns, or other communication channels, both short-form and long-form videos have become the primary method for engaging audiences.

The dominance of certain streaming subscription services such as Netflix, Amazon Prime, and Hulu continue to provide a form of competition to the theatrical experience offered in cinemas. Netflix's Hit Man and Carry On experienced popularity solely available for streaming. Additionally, Amazon Prime exclusively streamed Road House and did not have a theatrical run. And, recently Apple provided a short release window for the star-studded Wolfs, Most recently Universal Pictures released Bridget Jones: Mad About the Boy directly to Peacock in the United States, while the film enjoyed a successful theatrical run in Australia and New Zealand in early 2025.

Competition for films may be intense, depending upon the number of cinemas in a particularly competitive market. Our ability to obtain top grossing, first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens and markets that we can supply to distributors. Moreover, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as AMC, Regal, and Cinemark, who between them control over 61% of the North American market, these mega-exhibition companies can offer distributors access to many more screens in major markets than we can. Also, the major exhibitors have a substantial number of markets where they operate without material competition, meaning that the distributors have no alternative exhibitor for their films in these markets. As a result, distributors may prioritize these large exhibitors when licensing top-grossing films, rather than engaging with independent exhibitors such as ourselves. In contrast, the situation in Australia and New Zealand differs, as most major multiplex cinemas typically have access to all films currently in distribution, regardless of the ownership of the cinema. However, we face increased competition in these markets from boutique operators, who are able to secure limited-run bookings for top-grossing commercial films, thereby intensifying competition for customers seeking to view these high-demand films.

The availability of advanced technology and luxury recliner seating can significantly influence customer preferences when choosing a cinema. Recently, several cinemas have either opened or undergone renovations to incorporate luxury recliner seating and/or expanded food and beverage services, including the sale of alcoholic beverages and in-seat food delivery that compete with our cinemas. Some of our competitors, as a result of bankruptcy debt relief and/or what we believe to have been dilutive equity or convertible debt issuances, have more financial resources that do we to compete with cinema upgrades and enhancements.

Following substantial investments in our cinema portfolio since 2015, we believe our circuit is well-positioned for a strong recovery in the post-COVID-19 and post-Hollywood strike environment. Key metrics include:

•Luxury Recliner Seating:

o57% of our U.S. screens are equipped with luxury recliner seating.

o32% of our Australian and New Zealand (AU/NZ) screens feature luxury recliner seating.

•Premium Large Format (PLF) Auditoriums:

o37% of our U.S. theaters feature at least one PLF auditorium (IMAX, TITAN LUXE, or TITAN XC).

o53% of our AU/NZ theaters feature a PLF auditorium (TITAN XC or TITAN LUXE).

•Enhanced Food and Beverage (F&B) Offerings:

o84% of our U.S. cinemas offer enhanced F&B menus, including alcoholic beverages.

o55% of our AU/NZ cinemas provide enhanced F&B menus.

o81% of our global cinemas serve alcoholic beverages.

The film exhibition markets in the United States, Australia, and New Zealand are influenced by a small number of major exhibition companies with significant financial resources, enabling them to compete more aggressively than we can. Based on information in filings with the SEC, as of December 31, 2024, the principal exhibitors in the United States are: AMC (with 7,185 screens in 544 cinemas); Regal (with 5,594 screens in 416 cinemas), owned by Cineworld Group, the U.K.’s largest cinema operator; and Cinemark (with 4,255 screens in 304 cinemas). As of December 31, 2024, we were the 15th largest exhibitor in the United States with 193 screens in 19 cinemas.

The principal exhibitors in Australia are Event Cinemas (a subsidiary of Event Hospitality and Entertainment, Limited) (“Event”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 66% of the total cinema box office: Event 28%, Hoyts 27%, and Village 11%. By comparison, our 210 screens (excluding our joint venture theaters) represent approximately 8% of the total box office making us the fourth largest exhibitor in Australia. The industry is vertically integrated in Australia and New Zealand, in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand. As of December 31, 2024, we were the 4th largest exhibitor in Australia with 210 screens in 29 cinemas.

The principal exhibitors in New Zealand are Event Cinemas with 130 screens and Hoyts with 76 screens, nationally. The major exhibitors in New Zealand control approximately 53% of the total box office: Event 32% and Hoyts 21%. We have 9% of the market (Event and Reading market share figures exclude any joint venture theaters) and are the third largest exhibitor in New Zealand, operating 54 screens in 9 cinemas.

In-Home, Streaming and Mobile Device Competition

The in-home streaming and mobile device entertainment industry has experienced significant leaps in recent periods in both the quality and affordability of in-home and mobile device entertainment systems and in the accessibility to, and quality of, entertainment programming through cable, satellite, and internet distribution channels. The success of these alternative distribution channels (like Netflix, Hulu, AppleTV, Disney+, HBO Max, Peacock, and Amazon Prime Video) and the emergence of specially curated content for home and streaming markets is competing with films produced for theatrical release, placing additional pressure on film distributors to shorten or eliminate the time gap between theatrical and secondary release dates.

We are addressing these challenges by enhancing the comfort and service levels at our cinemas, offering convenient online ticket reservation services with guaranteed seating, investing in larger screens and superior sound systems, providing more specialized and alternative content to our audiences, and delivering greater value for moviegoers. Our focus is on emphasizing the unique social experience of attending the movies, and we are committed to making that experience as enjoyable as possible, within applicable capex limitations. To distinguish ourselves from other forms of video entertainment, we aim to highlight the special nature of viewing films and alternative content in a cinema setting, while developing strategies to capitalize on the increased production of films and feature content. These challenges are relevant to both our U.S. and international cinema operations. We are proactively adapting our operational, programming, and marketing strategies to address the far-reaching impacts of the pandemic. Moving forward, we anticipate growing our cinema business through a disciplined approach to renovations and new opportunities on a global scale.

For instance, we are now expanding our rewards and membership offerings to enhance our overall cinematic experience. During the fourth quarter 2024, we launched paid subscription program in Australia that offers our guests a variety of values and perks. These services are in addition to free to join membership programs offered in the Angelika and Consolidated circuits in the U.S.

Further competitive issues are discussed under Item 1A – Risk Factors.

Seasonality

Major films are generally released to coincide with holidays. Historically, this has provided us with some balancing of our revenue because, apart from Christmas and New Years, there is no material overlap between holidays in the United States and those in Australia and New Zealand. Distributors may delay, in certain cases, releases in Australia and New Zealand to take advantage of Australian and New Zealand holidays that are not celebrated in the United States. However, the deferral of releases is becoming increasingly less common, given the need to address the internet and other channels of distribution that operate on a worldwide basis and are less tied to holiday schedules.

Following a disappointing slate of film in January and February, 2024, we started enjoying momentum in March 2024 with major films such as Dune: Part Two ($715 million) and Kung Fu Panda 4 ($548 million). With major hits releasing throughout the year such as Inside Out 2 ($1.7 billion) and Deadpool & Wolverine ($1.3 billion), we saw the momentum continue but it was not until the end of the year when we really saw the box office bolster up. Films such as Wicked, Moana 2, Gladiator 2, Sonic the Hedgehog 3 and Mufasa strengthened the last two months of 2024.

REAL ESTATE

Overall

We engage in the real estate business through the development and our ownership and rental or licensing to third parties of retail, commercial and live theatre assets. As of December 31, 2024, we own the fee interests in both of our live theatres, and in 9 of our cinemas (as presented in the preceding table within the “Cinema Exhibition” section). We believe that our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs.

Our real estate activities have historically consisted principally of:

•the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or cinema-based real estate development projects;

•the acquisition and holding of fee interests in land for general real estate development;

•the licensing to production companies of our live theatres; and

•the redevelopment of our existing fee-owned cinema or live theatre sites to their highest and best use.

All our leasehold interests are cinema operating properties. We use office space at the Village East cinema building for our corporate headquarters.

We have brought all our Australia, New Zealand and U.S. real estate operations in-house,

In addition to our principal properties as set out below, we own certain historic railroad properties (such as our Reading Viaduct and adjacent commercial properties in Philadelphia, which together make up approximately 6.5 acres of land in Philadelphia).

United States

Live Theatres – Minetta Lane and Orpheum

Included among our real estate holdings are two Off-Broadway style live theatres, operated through our Liberty Theatres subsidiary. We license theatre auditoriums to the producers of Off-Broadway theatrical productions and provide various box office and concessions services. The terms of our licenses are, except in the case of our license at the Minetta Lane, naturally, principally dependent upon the commercial success of our licensees. While we attempt to choose productions that we believe will be successful, we have no control over the production itself. At the current time, we have two single-auditorium theatres in Manhattan:

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

44 Union Square

At the end of 2019, we substantially completed the construction phase of our 44 Union Square redevelopment project, achieving approximately 73,000 square feet of net rentable area (calculated inclusive of anticipated BOMA adjustments) comprised of retail and office space. We have leased the first two floors and most of the cellar to Petco for a flagship, state-of-the-art facility. 44 Union Square/Tammany Hall, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece, glass dome, brings the future to New York’s fabled past and in the last few years has been awarded the (i) The American Architecture Award for Restoration and Renovation, (ii) the ACEC NY Engineering Excellence Award, (iii) and the Building/Technology Systems Diamond Award. Please refer to Item 7 – Recent Developments.

Cinemas 1,2,3

Currently operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property.

Philadelphia Properties

We continue work to develop and realize the value of our real estate holdings in the City of Philadelphia. Our properties include the 0.7-mile-long Reading Viaduct – a raised rail bed and bridges reaching through the Callowhill and Poplar neighborhoods of Philadelphia and reaching to Vine Street in the City’s Central Business District. Calculated inclusive of our contiguous properties, the Reading Viaduct comprises approximately 6.5 acres of land, plus various bridges passing over various public streets and sidewalks connecting our various parcels into one continuous land holding, unimpaired by any public thoroughfares.

Representatives of the City of Philadelphia and the City Center District have expressed an interest in acquiring the Reading Viaduct for park purposes as an extension to the existing Rail Park and in December 2023, the City adopted an ordinance enabling the condemnation of the Reading Viaduct, and the transfer of the property to a not-for-profit for use as a public park. However, since rail road property such as the Reading Viaduct is exempt from condemnation by state governments so long as such property is subject to the jurisdiction and oversight of the Federal Surface Transportation Board (the “STB”), the City has petitioned the STB for a determination that the Reading Viaduct is no longer rail road property subject to STB jurisdiction and oversight (the “STB Proceeding”).

In our view, potentially adding to the value of the Reading Viaduct as a park and pedestrian corridor, the City last year was awarded a $158 million federal grant to reconnect the Chinatown community with surrounding neighborhoods by covering the Vine Street Expressway I-676. This project will start directly across the street to the terminus of the Reading Viaduct at Vine Street, thus enhancing the value of the connectivity provided by our Reading Viaduct.

We believe the Reading Viaduct offers a substantial long-term opportunity for our Company through potentially selling or joint venturing (in whole or in part) part or all of the property. Our properties adjoining our Reading Viaduct include a number of free-standing legal parcels that could be monetized separately and/or apart from the main body of our Reading Viaduct.

Australia

We own and operate three ETCs in Australia. Our revenues from these sites consist of rental income and other ancillary charges from our various tenants.

Newmarket Village and Newmarket Office

Located on 219,228 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 144,419 square feet of net rentable area, including a Coles Supermarket and 44 other third-party tenants. We added a state-of-the-art eight-screen Reading Cinemas with TITAN LUXE in December 2017. In 2024, we also executed 2 new leases and 11 renewal or other leases.

Cannon Park

Comprising 9.4-acres across two properties, Cannon Park City Center and Cannon Park Discount Center. Cannon Park was acquired in December 2015. Our multiplex cinema is one of the anchor tenants for Cannon Park City Center, the combined City and Discount Centre features 16 third-party F&B and leisure tenants. In 2024, we executed 2 renewals or other leases. As of May 2024, we have classified this property as held for sale.

The Belmont Common

Anchored by our 10-screen Reading Cinemas with TITAN XC and six F&B or third-party tenants, The Belmont Common is located in Perth, Australia, and is currently comprised of 103,204 square feet of land and 60,117 square feet of net rentable area.

New Zealand

Courtenay Central

On January 31, 2025 we sold all of our properties in Wellington, New Zealand (including the Courtenay Central building) to Prime Property Group (“Prime”) for a purchase price of NZ$38 million. We understand that Prime intends to redevelop the property, including a seismic upgrade of the existing Courtenay Central building. As a part of that transaction we have entered into an Agreement to Lease for the cinema component of that upgraded Courtenay Central building.

Our real estate holdings are described in further detail in Item 2 – Properties. Our real estate developments are described in Item 7 – Recent Developments.

Competition

A summary discussion of our view as to the competitive aspects of the markets where we own real estate properties is as follows:

United States

Demand for office space has declined generally in Manhattan since the onset of the COVID-19 pandemic with the increase in remote working. However, we are advised that demand for office space in the area of our 44 Union Square office space is increasing. Moreover, our building is not generic in nature, given its key Union Square location, its boutique size and brandability. The first two floors and most of the cellar of our 44 Union Square property are now fully leased to Petco. In addition to office uses, we are investigating a variety of possible non-office types of use for the remainder of the building.

Australia and New Zealand

Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends. Also, we have noted that our Australian and New Zealand developed properties have had consistent growth in rentals and values. This is in part a product of the fact that our tenancies have focused on entertainment services (cinemas, food and beverage) and essentials (such as groceries and pharmacies), which has to some extent insulated us from internet competition. We have lesser exposure to the office market in Australia, as we have one office building (21,582 sf) at Newmarket Village (which is 96% leased) and we own an office building (8,557sf) in South Melbourne (which is 100% leased) that serves as our corporate headquarters in Australia. We remain optimistic that our Australian and New Zealand holdings will continue to provide value and cash flows to our operations.

BUSINESS MIX AND FOREIGN CURRENCY IMPACT

At December 31, 2024, the book value of our assets was $471.0 million, and our consolidated stockholders’ book equity was ($4.8) million. Calculated based on book value, $191.0 million, or 40% of our assets, relate to our cinema exhibition activities and $207.0 million, or 44%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 4 –Segment Reporting.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2024, we had approximately 56% of our assets in the United States, 36% in Australia and 8% in New Zealand

We have worked to maintain a balance both between our cinema and real estate assets and between our U.S. and our Australian and New Zealand assets. In 2024, we invested approximately $0.8 million in our U.S. assets for the improvements of our cinema assets. We invested approximately $1.2 million in our Australian assets, primarily for the development of our cinema assets and the Cannon Park City Centre. We invested approximately $0.2 million in our New Zealand assets. Due to a variety of factors, including the COVID-19 pandemic, the 2023 Hollywood strikes and spiking interest rates, we have strategically monetized certain real estate assets, and may continue to do so in order to support our liquidity while the global cinema returns to normal. This has and will impact our allocations of assets and revenues among the U.S., Australia and New Zealand. As a subsequent event, we monetized our properties in Wellington, New Zealand for NZ$ 38.0 million.

At December 31, 2024, we had cash and cash equivalents of $12.3 million, which are treated as corporate assets. Our cash included $5.0 million, $6.4 million (AU$10.3 million), and $0.9 million (NZ$1.7 million). We had total worldwide non-current assets of $445.9 million, distributed as follows: $249.9 million in the United States, $158.6 million (AU$256.4 million) in Australia and $37.4 million (NZ$66.8 million) in New Zealand. We had no unrestricted unused capacity of available corporate credit facilities on December 31, 2024.

For 2024, our gross revenues in the United States, Australia, and New Zealand were $106.2 million (50%), $90.5 million (43%), and $13.9 million (7%), respectively, compared to $120.0 million (54%), $88.1 million (40%), and $14.6 million (6%) for 2023. Our total gross revenues decreased in 2023 primarily because of a weaker film slate in 2024 compared to 2023 and the closing of underperforming theaters.

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

As of December 31, 2024, we had approximately (i) 89 executive/administrative and 8 real estate employees who were primarily full-time and (ii) 20 live theatre and 1,908 cinema employees worldwide who were predominantly part-time/casual employees. A small number of our cinema employees in New Zealand are union members. None of our Australian-based employees or other employees are subject to union contracts. We have a collective bargaining agreement in AU (referred to as an Enterprise Agreement) that covers all cinema wage earners. Overall, we are of the view that the existence of these collective bargaining agreements does not materially increase our costs of labor or our ability to compete.

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

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) designed to help our Directors and employees resolve ethical issues. We have also adopted an Anti-Discrimination, Anti-Harassment and Anti-Bullying Policy (our “Anti-Discrimination Policy”). Our Code of Conduct and Anti-Discrimination Policy apply to all Directors and employees and are posted on our website. Our Board has established a means for employees to report a violation or suspected violation of the Code of Conduct and/or our anti-discrimination policy anonymously. In addition, we have adopted an “Amended and Restated Whistleblower Policy and Procedures,” which is also posted on our website, and establishes a process by which employees may anonymously disclose to our Principal Compliance Officer alleged fraud or violations of accounting, internal accounting controls or auditing matters. Each of these policies have also been adopted by each of our subsidiaries that has employees in the United States. Similar policies have been adopted by our overseas employer subsidiaries. We are firm supporters of equal rights and diversity.

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

Australia and New Zealand

In our theaters in Australia and New Zealand, we have fully transitioned to (i) using commercially compostable bamboo takeaway cutlery nationally, (ii) using commercially compostable paper straws, and (iii) using commercially compostable soft drink cold cups, coffee cups, popcorn boxes, takeaway pizza boxes and takeaway clamshell hot food boxes. Our initiative to have our compostable range meet the Australia household compostable standard (AS 5810) has been granted. Additional environmental initiatives include (i) the ongoing transition of all lighting from halogen to LED, (ii) a paperless objective, creating editable forms stored securely in the cloud, and (iii) the purchase of laser projectors with significant operational energy savings and the removal of xenon bulb purchasing and disposal needs. Our first integrated BMS & film programming software interface completed in 2024 at our Millers Junction cinema, delivers energy consumption savings, via the film programming schedule soley determining the HVAC requirements of each auditorium.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this annual report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our expectations regarding renovations and addition of cinemas; our beliefs regarding the impact of the 2023 Hollywood strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our expectations regarding our ability to enter into an extension agreement with Audible on terms acceptable to us; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our expectations regarding the timing of the completions our renovation projects; our expectations regarding our ability to monetize our assets on terms acceptable to us; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds.

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

•the adverse continuing impact of external events of past pandemic and strikes, on our cinema operations, liquidity, cash flows, financial condition, and access to credit markets;

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

•the risk of damage and/or disruption of cinema businesses from earthquakes or floods as certain of our operations are in geologically active or flood susceptible areas;

•the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies,

•the ability to fund necessary refurbishments, remodels and upgrades,

•the impact of new laws related to internet privacy and/or marketing, and of private litigation to obtain interpretation and/or enforcement of the same, and

•labor shortages and increased labor costs related to such shortages and to increasing costly labor laws and regulations applicable to part time non-exempt workers.

•with respect to our real estate development and operation activities:

•the increased costs of wages, supplies, services and other development expenses from inflation and potential tariffs;

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

•impacts from the proposed tariffs;

•changes in applicable accounting policies and practices; and

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

Forward-looking statements made by us in this annual report are based only on information currently available to us and are current only as of the date of this 2024 Annual Report. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

We are dependent upon third parties to supply the entertainment product we need for our cinemas and live theatres to attract customers. We do not produce the films we show at our cinemas and, generally speaking, we do not produce the plays that are performed at our live theatres. Film distributors have no obligation to supply us with film and producers have no obligation to make use of our live theatres. Any disruption in the production of these films (including by reason of a strike) could hurt our business and results of operations. The Hollywood strikes in 2023 halted production of films for several months, did delay or otherwise affect the supply of certain films. The disruption in film production may also cause delays for currently scheduled film release dates. It is difficult to anticipate the scope and timing of such delays. It is difficult to predict the full extent of the adverse impact of the strikes on our business and results of operations in future reporting periods.

We face competition from other sources of entertainment and other entertainment delivery systems. Both our cinema and live theatre operations face competition from “in-home” and mobile device sources of entertainment. These include competition from network, cable and satellite television, and Video on Demand, internet streaming video services such as Netflix, Hulu, Disney+, HBO Max, Peacock, and Amazon Prime, and social media or user generated internet programing such as, YouTube, TikTok, Reddit, Instagram, and Snapchat, video games and other sources of entertainment. The quality of “in-home” and mobile entertainment systems, as well as programming available on an in-home and mobile basis, has improved and increased, while the cost to consumers of such systems (and such programming) has decreased in recent periods, and some consumers may prefer the security and/or convenience of an “in-home” or mobile entertainment experience to the more public and presentation-oriented experience offered by our cinemas and live theatres. Film distributors have been responding to these developments by, in some cases, decreasing or eliminating the period of time between cinema release and the date such product is made available to “in-home” or mobile forms of distribution. During the COVID-19 pandemic, many distributors moved product onto their proprietary streaming service platforms or onto third party platforms (like Netflix) either in lieu of or simultaneously with a cinema release. Even before the COVID-19 pandemic, some traditional in-home and mobile distributors had begun to produce full-length movies, specifically for the purpose of direct or simultaneous release to the in-home and mobile markets. Cinemas will need to meet these competitive factors to continue to attract customers. This may require substantial capital outlays and increased labor expense, which exhibitors may not be able to fully pass on to their customers.

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

In the case of our live theatres, we compete for shows not only with other commercial Off-Broadway operators, but also with “not-for-profit” theatres. We believe our live theatres are generally competitive with other Off-Broadway venues.

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

We may be subject to increased labor and benefits costs generally. We are subject to inflationary pressures which have resulted in increased costs of goods and increased cost of film. Also, labor shortages may impact our ability to hire and retain employees. In venues that have alcohol licenses, there are higher labor, inventory, and insurance costs. Our cinemas are a major user of electricity, and utility costs are also rising. Given competitive pressures and other forces adversely impacting movie attendances, it may not be possible to pass all or any material portion of these increased costs on to consumers. In addition, we are subject to a variety of changing laws governing such matters as minimum wages, access to benefits and paid or unpaid leave, working conditions and overtime under which minor violations can result in material liabilities. In California and New York, in particular, law firms have developed which advertise for plaintiffs and bring such cases on a class action, contingent fee basis, where typically between 25% and 40% of any recovery goes to the law firm. Moreover, given the statutory basis of such claims, insurance is not available to cover such exposure. In recent periods, legislatures have been actively increasing minimum wages, mandating minimum hours or imposing notice and leave provisions that make it increasingly difficult to adjust staffing levels to accommodate fluctuating cinema attendance levels, all of which have resulted in increased operating costs as we work to maintain a high level of amenity to our customers.

We are subject to a variety of litigation risks. The legal landscape in which we do business is subject to rapid change due to legislative enactments at the federal, state and local levels. Often these requirements are not stated in a uniform manner, and may vary, in intent or as the result of judicial determination, from jurisdiction to jurisdiction. Many have material periodic penalties for non-compliance and allow (or have been interpreted to allow) private litigants to challenge whether such laws have been violated. As a consequence, we find that our vulnerability to forced settlements, litigation exposure and cost of liability insurance generally are substantially higher in the United States (and in particular in states such as California) than in Australia and New Zealand. The defense of such suits, even if successful, can be very costly due , among other things, to the cost of electronic discovery.

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

Changes in interest rates may increase our interest expense. Because most of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Approximately $174.8 million of our current debt will mature over the next twenty-four months and will require refinancing. Based on our debt outstanding as of December 31, 2024, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.0 million per year. Potential future increases in interest rates may therefore negatively affect our financial condition and results of operations and reduce our access to the debt or equity capital markets.

International Business Risks. Our Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During year 2024, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 0.8% and 1.5%, respectively, compared to the prior year. Our international operations are subject to a variety of risks, including the following:

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

Exchange Rates
Australia
New Zealand
US$ Per Unit of Foreign Currency
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Average Yearly Rate

In recent periods, our debt levels in Australia are higher than they would have been if funds had not been repatriated. On a company wide basis, this means that a reduction in the relative strength of the U.S. dollar versus the Australian Dollar and/or the New Zealand dollar would effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand. As the impacts of COVID on our business operations in Australia and New Zealand have been less severe than on our operations in the U.S., plus the impact of Hollywood strikes on US operations, we have been looking to our operations in Australia and New Zealand to fund our overall corporate general and administrative expense (most of which is resident in the U.S.). The current strength of the U.S. Dollar has diminished the value to our Company of our Australia and New Zealand cash flow.

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

In 2024, global growth weakened, trade tensions heightened, and several emerging markets experienced significant downturns as macroeconomic and geopolitical developments weighed on market sentiments. Governmental policies of developed economies, such as the U.S., have a substantial effect on emerging markets, and the consequences of a trade war between two developed countries, like that of the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. Additionally, North Korea’s nuclear weapons capabilities, Chinese activities relative to the South China Sea, Taiwan, and Hong Kong, and the Russian invasion of Ukraine continue to be an ongoing security concern and worsening relations between the U.S. and North Korea, Russia and China continue to create a global security issue that may adversely affect international business and economic conditions. While it is difficult for us to predict the effect of such trade wars and heightened geopolitical and economic instability on our business, they could lead to currency devaluation, economic and political turmoil, market volatility, and a loss of consumer confidence in the broader U.S. economy.

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

Operating, Financial Structure and Borrowing Risk

Typically, we have negative working capital. As we invest our cash in new acquisitions and the development of our existing properties, we have negative working capital. This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets, as is the case in other industries such as manufacturing and distribution. Our short-term liabilities also include significant obligations related to our cinema leases. See Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 3 - Summary of Significant Accounting Policies – Operating Leases.

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

Our stock is thinly traded. Our stock is thinly traded, with an average daily volume in 2024 of only approximately 30,231 shares of Class A Stock. Our Class B Stock is very thinly traded with even less volume. This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

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

Item 2 – Properties

OPERATING PROPERTY

As of December 31, 2024, we own fee interests across our two operating segments in approximately 670,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1. Cinemas 1,2,3(4)	0 / 24,000	n/a	$24,146	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2. Minetta Lane Theatre	0 / 9,000	n/a	2,171	Real Estate	18 Minetta Lane, Manhattan, NY
3. Orpheum Theatre	0 / 5,000	n/a	1,291	Real Estate	126 2nd Avenue, Manhattan, NY
4. 44 Union Square	73,000 / 0		94,993	Real Estate	44 Union Square E, New York, NY 10003
Australia
1. Newmarket Village	102,000 / 42,000	97%	34,071	Cinema Exhibition /	400 Newmarket Road, Newmarket, QLD
	plus 588 parking spaces			Real Estate
2. Newmarket Office	21,000 / 1,000	100%	4,562	Real Estate	16-20 Edmondstone Street, Newmarket, QLD
3. Cannon Park(5)	105,000 / 28,000	92%	17,391	Cinema Exhibition / Real Estate	High Range Drive, Thuringowa, QLD
4. Belmont	15,000 / 45,000	100%	4,147	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
5. York Street Office	8,000 / 0	100%	1,261	Real Estate	98 York Street, South Melbourne, VIC
6. Bundaberg Cinema	0 / 14,000	n/a	893	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1. Courtenay Central(6)	43,000 / 66,000	13%	6,392	Cinema Exhibition /	100 Courtenay Place, Wellington
Plus, an additional 37,000 feet of land currently used as on-grade car parking where our multi-story car park once stood.				Real Estate	24 Tory Street, Wellington (Parking)
2. Dunedin Cinema	0 / 25,000	n/a	4,253	Cinema Exhibition	33 The Octagon, Dunedin
3. Napier Cinema	8,000 / 18,000	100%	1,290	Cinema Exhibition	154 Station Street, Napier
4. Rotorua Cinema	0 / 19,000	n/a	1,273	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(7)			$198,134

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

(3)Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2024 (net of any impairments recorded).

(4)Owned by a limited liability company in which we hold a 75% managing member interest. The remaining 25% is owned by Sutton Hill Capital, LLC (“SHC”), a company owned in equal parts by the Cotter Estate and a third party.

(5)Our Cannon Park City and Discount Centers are operated as a single ETC.

(6)This property was sold on January 31, 2025.

(7)This schedule does not include (i) our leasehold assets on cinemas under leased-facility model, (ii) those portions of the owned assets that are not income-producing or purely used for administrative purposes, and (iii) our assets on our legacy business principally in Pennsylvania.

ENTERTAINMENT PROPERTIES

As of December 31, 2024, we leased approximately 1,970,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	780,000	2024 – 2052
Australia	977,000	2024 – 2066
New Zealand	213,000	2024 – 2051

In certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of 2024, we had approximately 90,000 square feet of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
Manville	0 / 46,000	n/a	7,987
In Australia
Waurn Ponds	0	n/a	8,492
TOTAL			$16,479

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

(3)Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2024 (net of any impairments recorded).

INVESTMENT AND DEVELOPMENT PROPERTY

Before the COVID-19 Pandemic, we were engaged in several investment and development projects relative to our currently undeveloped parcels of land. As of today, certain of those parcels, including in Wellington, NZ on Wakefield Street and Tory Street, have been sold. As our financial conditions improves, we will continue to pursue redevelopment plans on certain existing developed properties to take them to their highest and best use.

Property	Acreage	Net Book Value (US Dollars in thousands)	Status
New Zealand
Courtenay Central, Wellington	0.9	0	See Item 7 - Business Overview & Recent Developments
TOTAL		$-

Some of our income producing properties and our investment and development properties carry various debt encumbrances based on their income streams and geographic locations. For an explanation of our debt and the associated security collateral please see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements--Note 13 – Borrowings.

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

Item 3 – Legal Proceedings

The information required under Part I, Item 3 – Legal Proceedings is incorporated by reference to the information contained in Note 15 – Commitments and Contingencies to the Consolidated Financial Statements included herein in Part II, Item 8 – Financial Statements and Supplementary Data on this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the NASDAQ under the symbols RDI (Class A Stock) and RDIB (Class B Stock).

As of March 28, 2025, the approximate number of common stockholders of record was 323 for Class A Stock and 46 for Class B Stock.

We have never declared a cash dividend on either class of our common stock, and we have no current plans to declare a dividend.

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s Class A Stock for the five-year period ended December 31, 2024, against the cumulative total return as calculated by the NASDAQ composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five-years ended December 31, 2024. The graph assumes that $100 was invested on December 31, 2018, in our Class A Stock, the NASDAQ composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Reading underperformed in 2024 compared to the market due to the aftermath of COVID-19 pandemic and Hollywood strikes, delayed releases of movies and/or movies going straight to streaming or PVOD, and a weakening foreign currency exchange rate.

EQUITY COMPENSATION

Please refer to Part II, Item 8 – Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements – Note 17 – Share-Based Compensation and Share Repurchase Plans

RECENT SALES OF UNREGISTERED SECURITIES

None

REPURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None

Item 6 – [RESERVED]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2024 Form 10-K.

OUR BUSINESS

Where have we been, and where we are going.

We have discussed in some detail under the heading “Business Description” in Part I of this Report our views as to the historic impact of the COVID-19 pandemic, the 2023 Hollywood strikes, spiking interest rates and certain labor laws on our business and, while not repeating that disclosure here, we incorporate that more detailed discussion by reference to provide context and background. Our discussion below is intended to be more summary in nature.

Impact of the COVID-19 Pandemic

Since the onset of the COVID-19 pandemic, our business has faced significant challenges. However, the performance of certain 2024 blockbuster movie releases, including Inside Out 2, Deadpool & Wolverine, Wicked, Moana 2, Despicable Me 4, and Beetlejuice Beetlejuice, have reaffirmed the interest of audiences in the theatrical experience. While 2024 cinema revenues were behind 2023, due principally to the weaker overall movie slate in the first few months of 2024 – a legacy of the 2023 Hollywood strikes --, with a strong slate of films anticipated through the end of 2025 and a renewed commitment from the motion picture industry to prioritize theatrical releases, we remain optimistic about the future of the cinema business. Accordingly, we continue to use our resources (including the sale of non-cinema real estate assets) to support our investment in beyond-the-home entertainment, maintaining key cinemas and live theatres, enhancing amenities, while protecting those of our real estate assets which we believe offer the most significant potential for long term value accretion.

Challenges from the 2023 Hollywood strikes

The Writers Guild of America (WGA) and Screen Actors Guild-American Federation of Television and Radio Artists (SAG-AFTRA) strikes, which occurred from May 2, 2023, to September 27, 2023, and July 14, 2023 to November 9, 2023, respectively marked the first time in 63 years both unions struck simultaneously and halted film productions. This action delayed film releases and significantly impacted marketing and promotion efforts. Consequently, films released during the strike period, such as Blue Beetle and Expendables 4, underperformed at the box office, while many films were rescheduled causing disruption to the 2024 box office release calendar.

With production now resumed, the cinema industry in 2024 navigated the ripple effects of the strikes, including postponed releases, which was evident during the first half of 2024.

Rising Interest Rates and Operating Costs

Between March 2022 and July 2023, the Federal Reserve raised the Federal Funds interest rates from 0.25% to 5.5%, the fastest hike in U.S. modern history. This significantly increased our interest expenses, further straining our liquidity. Although subsequent rate cuts in late 2024 provided some relief, the higher interest rates continue to impact our business.

Additionally, post-pandemic legislation has increased our labor costs, affecting wages, leave policies, and compliance expenses. Rising costs for goods, utilities, and insurance have caused compounding financial pressures. To offset these challenges, we have continued to look for ways to operate at our most efficient levels while also strategically raising ticket and Food and Beverage (F&B) prices so that we do not create barriers that would alienate or deter our customers. The hyper litigation environment in the U.S. has also put pressure on our earnings and cash flow, as plaintiff’s class action firms seek to enforce various internet privacy laws and laws pertaining to the structuring and regulation of social and business relationships in ways that we believe are beyond the scope of what was intended by the legislatures adopting these laws.

Strategic Measures and Financial Adjustments

To mitigate financial pressures and enhance liquidity, we have undertaken several initiatives:

1.Asset Monetization: Between 2021 and 2024, we sold seven real estate assets, generating $156.1 million in net proceeds. These proceeds helped pay down $82.2 million in debt, and fund $35.0 million capital improvements, while also helping us to sustain our operations. In addition, on January 31, 2025, we monetized our real estate holdings in Wellington, New Zealand, for NZ$38.0 million, part of which has been used to pay off New Zealand debt and repatriate to US.

While no assurances can be given, we have entered into a call option agreement with respect to our real property in Townsville, Queensland, Australia, providing for a purchase price of A$32.0 million. Due to Queensland tax issues, sales of commercial real estate in this province which have a due diligence component are structured as option agreements. The option holder has posted A$1.6 million in earnest money. The option agreement contemplates closing in mid-April, if following due diligence the option holder elects to proceed with the transaction. Maintaining our cinema focus, in the case of our Wellington properties, we have entered into an agreement for lease with respect to the cinema existing at Courtenay Central. In the case of our Townsville property, we intend to be leased back our existing cinema under a long-term lease.

2.Cinema Closures and Lease Adjustments: We have closed underperforming cinemas, where possible, including one in the U.S. in 2022, four in 2023 (three in the U.S. and one in New Zealand), and one in the U.S. in 2024. Additionally, we have renegotiated leases to reduce occupancy costs, receive deferrals or abatements, or shift to percentage-based rent agreements.

3.Administrative Cost-Saving Measures: We streamlined operations by selling our administrative office in Culver City, California, freeing up $1.3 million in cash and saving an estimated $2 million in operating costs for year 2025. We anticipate returning to an office environment in California later this year.

4.Food & Beverage Innovations: In 2024, our global cinema divisions achieved record-high F&B sales per capita. Beer and wine are available in all U.S. locations, with liquor licenses secured at most locations in Australia and New Zealand. The introduction of mobile ticketing and F&B apps has assisted in generating additional revenue while reducing staffing needs.

5.Deferrals of Capital Improvements: We have generally constrained capital investment in the refurbishment of our cinemas, and have only built out 5 cinemas over the past 5 years. This has, however, likely adversely impacted revenues at some of our cinemas to the extent that they are in competition with more recently updated or renovated offerings.

6.Ongoing Liquidity Management: We continue to evaluate our assets to evaluate any future monetization that may be needed, focusing on non-core real estate assets that do not offer long-term growth opportunities for our stockholders, and we will continue to close underperforming cinemas at the end of their lease terms. While the exact proceeds from future asset dispositions and the extent that they will ultimately be needed are uncertain, we remain confident in our ability to meet liquidity needs for 2025 and 2026.

Real Estate Operations

Despite challenges in our cinema business, our real estate segment has remained resilient. Most of our Australian tenants have met rental obligations, providing a stable revenue stream. With regard to our architectural award winning 44 Union Square redevelopment project in New York City, in January 2022 we secured a long-term lease with Petco Health and Wellness Company (“Petco”), which opened in June 2023, and is paying rent on a full cash basis. Through 2024, our current broker, George Comfort & Sons, explored deals with tenants of varying uses, including wellness and entertainment.

In Australia and New Zealand, our third party (or non-cinema) rental space is 96% leased on a full rent paying basis, demonstrating the strength of these real estate holdings.

Looking Ahead

We anticipate continued improvements in cinema operations as audience levels rebound. The successes of films such as Inside Out 2, Deadpool & Wolverine, and Despicable Me 4 reaffirm the enduring appeal of the theatrical experience. Looking ahead, anticipated releases such as Mission Impossible 8, Lilo & Stitch, Superman, Jurassic World: Rebirth, Wicked: Part Two and Avatar: Fire and Ash strengthen our confidence in the cinema industry's future.

While challenges remain, we are committed to adapting and evolving. Through strategic investments, cost-saving measures, and a focus on audience engagement, we believe our Company is well positioned to navigate the evolving entertainment landscape and achieve sustainable growth in the coming years.

Our anticipated plans for 2025 and beyond are discussed in greater detail below.

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below. For an overview of our two business segments, including a breakdown of assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2024 Form 10-K.

Cinema Exhibition

Key Performance Indicators

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total F&B Revenues on a post-tax basis divided by our attendance during a specific period.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of December 31, 2024, we have a total of 38 theater locations with an upgraded food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy).

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

	Three Months Ended			Twelve Months Ended
	December 31,			December 31,
Food & Beverage Spend Per Patron (in functional currency)	2024	2023	% Change Favorable/(Unfavorable)	2024	2023	% Change Favorable/(Unfavorable)

United States	$8.28	$7.76	6.7%	$8.12	$7.80	4.1%
Australia	$8.28	$7.84	5.6%	$7.88	$7.51	4.9%
New Zealand	$6.98	$6.73	3.7%	$6.72	$6.64	1.2%

During the fourth quarter of 2024, the F&B SPP of our U.S. Cinemas, $8.28, exceeded the F&B SPP of any publicly traded exhibitors.

Average Ticket Price Per Patron

An additional key performance indicator utilized by management in our cinema segment is Average Ticket Price (“ATP”) per patron, which is calculated based on our total box office revenues on a post-tax basis divided by our attendance during a specific period. ATP serves to measure our operational cinema performance when compared to that of our competitors. ATP is a useful metric for evaluating our ability to achieve a strong top line performance. In addition, ATP gauges the effectiveness of our cinemas’ pricing strategies and our ability to draw back audiences to our theaters. Management uses ATP to adjust and inform ticket pricing schemes for our individual theaters, measure the effectiveness of our content programming, and ensure that price barriers are not created for core guests.

	Three Months Ended			Twelve Months Ended
	December 31,			December 31,
Average Ticket Price (in functional currency)	2024	2023	% Change Favorable/(Unfavorable)	2024	2023	% Change Favorable/(Unfavorable)

United States	$13.74	$13.82	(0.6)%	$13.48	$13.01	3.6%
Australia	$15.27	$14.17	7.8%	$13.74	$13.98	(1.7)%
New Zealand	$13.20	$12.61	4.7%	$11.78	$12.33	(4.5)%

The key performance indicators used by management in our real estate segment with respect to our properties held for rent (other than our Live Theatres) are net operating income, occupancy factor (the percentage of the net rentable area of our properties that is leased) and average lease duration. Set forth in the table below is a comparison of these indicators for the fourth quarter and twelve months ended December 31, 2024 compared to the corresponding periods in 2023.

Real Estate Key Performance Indicators

		Three Months Ended				Twelve Months Ended
		December 31,				December 31,
Real Estate (in functional currency)		2024	2023	% Change Favorable/(Unfavorable)		2024	2023	% Change Favorable/(Unfavorable)

United States	Net Operating Income	$ (185,111)	$ (807,974)	77.1%		$ (1,284,905)	$ (1,720,787)	25.3%

Australia	Net Operating Income	$ 737,779	$ 643,402	14.7%		$ 3,138,427	$ 1,923,647	63.1%
	Occupancy Factor	96%	97%	(0.5)	%age points	96%	97%	(0.5)	%age points
	Average Lease Duration	4.18 Years	1.71 Years	2.47 years		4.18 Years	1.71 Years	2.47 years

New Zealand	Net Operating Income	$ (797,462)	$ (706,553)	(12.9)%		$ (2,730,200)	$ (2,448,364)	(11.5)%
	Occupancy Factor	100%	100%	0.0	%age points	100%	100%	0.0	%age points
	Average Lease Duration	0.87 years	1.25 Years	(.38) years		0.87 years	1.25 Years	(.38) years

In the case of our Live Theatres, with respect to key performance indicators, we primarily look to the live theater licensing revenue and ancillary income from the theatres. This is the fixed fee income paid to us as a license fee, plus variable fees for various services (like box office and concessions). The licensee takes all risks of the success or failure of the production. However, due to our ancillary variable revenue, we do better with a well performing show than a poorly performing show or no show at all.

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

Cinema Additions

The additions to our cinema portfolio during the 2021-2024 were as follows:

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

Cinema Pipeline

On January 31, 2025, we entered into an agreement to lease to fit out and operate under a long term lease our existing 10 screen cinema at the to be redeveloped Courtenay Central in Wellington, New Zealand (the “ATL”). That same day we sold all our Wellington properties, including the existing Courtenay Central to Prime. Under the ATL, Prime is obligated to redevelop Courtenay Central and upgrade it to meet current earthquake standards. We intend to renovate the existing cinema to a “best-in-class” standard.

Upgrades to our Film Exhibition Technology and Theater Amenities

Prior to COVID-19, we invested in both (i) the upgrading of our existing cinemas and (ii) the development of new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service) and luxury recliner seating. As of December 31, 2024, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	60	486
IMAX	1	1
TITAN XC and LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	17	45
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	33	198
Liquor Licenses in Use(5)	49	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of December 31, 2024, we had (i) three licenses pending related to the sale of spirits and liquor in the U.S. (i.e. supplementing existing beer and wine licenses) and (ii) one license pending in Australia, which has subsequently been approved in January 2025.   As of the date of this filing, 75% of our AU/NZ cinemas are licensed to sell alcohol and all U.S. Cinemas are licensed to sell beer and wine and all, but three, can sell spirits/liquor.

Global Real Estate Developments

•44 Union Square Redevelopment (New York, N.Y.) – We have made significant progress in the development of our 44 Union Square property in Manhattan. On January 27, 2022, we entered a long-term lease with Petco for the lower level, ground floor, and second floor of the building, who is on a full rent cash paying basis.

•Minetta Lane Theatre (New York, N.Y.) – Audible has its license agreement with us through March 15, 2026, with an option to extend it for an additional year. Audible presents plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. During 2024, we saw a great deal of shows such as “Laura Benati: Nobody Cares”, “Dead Out-law” and “Strategic Love Play”, along with many others.

•Orpheum Theatre (New York, N.Y.) – STOMP closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show.

Following STOMP’s historic run at the Orpheum, The Empire Strips Back ran for approximately three months, followed by a limited holiday engagement of Death, Let Me Do My Show starring comedian Rachel Bloom. The Off-Broadway solo version of William Shakespeare’s Hamlet starring Eddie Izzard also played in 2024. The year finished with a run of “The Big Gay Jamboree”, produced by the creator of “Barbie” and “Titanique”.

•Cinemas 1,2,3 Redevelopment (New York, N.Y.) – Currently operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property.

Australia:

•Newmarket Village ETC, (Brisbane, Australia) – We continue to improve our Newmarket Village ETC by adding new tenancies and focused marketing effortsThe site includes a 23,218 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating development options for this space. The combined center and office building is currently 96% leased.

•Cannon Park ETC, (Queensland, Australia) – We acquired two adjoining properties in Townsville, Queensland, Australia comprising of approximately 9.4-acres in 2015. The total gross leasable area of the Cannon Park City Center and the Cannon Park Discount Center is 126,368 square feet. Our multiplex cinema is the anchor tenant at the Cannon Park City Center. This site is currently 94% leased. As discussed in greater detail above, the sites are currently held for sale and subject to a call option agreement entered into March 2025.

•The Belmont Common, (Belmont, Perth, Australia): The total gross leasable area of the Belmont Common is 60,117 Sq ft. Our multiplex cinema is the anchor tenant with six third-party tenants and our Reading Cinemas, the site is currently 100% leased.

New Zealand:

•Wellington NZ Property Assets (Wellington, New Zealand) – In June 2024, we classified our property assets in Wellington New Zealand, including Courtenay Central ETC as held for sale. On January 31, 2025, we sold these assets.

Corporate Matters

•Board Compensation and Stock Options Committee – Refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 17 – Share-Based Compensation and Repurchase Plans for details regarding our Board, Executive and Employee stock-based remuneration programs.

OVERALL RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table sets forth the overall results of operations for the three years ended December 31, 2024:

							% Change - Favorable/ (Unfavorable)
(Dollars in thousands)	2024	% of Revenue	2023	% of Revenue	2022	% of Revenue	2024 vs. 2023	2023 vs. 2022
SEGMENT RESULTS
Cinema exhibition operating income (loss)	$(2,797)	(1)%	$124	0%	$(11,716)	(6)%	(>100)%	>100%
Real estate operating income (loss)	4,679	2%	3,791	2%	506	0%	23%	>100%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(387)	—%	(711)	—%	(1,072)	(1)%	46%	34%
General and administrative expense	(15,528)	(7)%	(15,235)	(7)%	(16,201)	(8)%	(2)%	6%
Interest expense, net	(21,154)	(10)%	(19,418)	(9)%	(14,392)	(7)%	(9)%	(35)%
Equity earnings of unconsolidated joint ventures	(387)	—%	456	—%	271	—%	(>100)%	68%
Gain (loss) on sale of assets	(1,371)	(1)%	562	0%	(54)	—%	(>100)%	>100%
Other income (expense)	1,528	1%	(164)	—%	6,817	3%	>100%	(>100)%
Income (loss) before income taxes	(35,417)	(17)%	(30,595)	(14)%	(35,841)	(18)%	(16)%	15%
Income tax benefit (expense)	(481)	—%	(590)	(0)%	(819)	(0)%	18%	28%
Net income (loss)	(35,898)	(17)%	(31,185)	(14)%	(36,660)	(18)%	(15)%	15%
Less: Net income (loss) attributable to noncontrolling interests	(597)	—%	(512)	—%	(476)	—%	(17)%	(8)%
Net income (loss) attributable to Reading International, Inc.	$(35,301)	(17)%	$(30,673)	(14)%	$(36,184)	(18)%	(15)%	15%
Basic earnings (loss) per share	$(1.58)		$(1.38)		$(1.64)		(14)%	16%

CONSOLIDATED RESULTS

2024 vs. 2023

Net Loss attributed to Reading International, Inc. was $35.3 million for the year ended December 31, 2024, an increase of $4.6 million from a Net Loss of $30.7 million for the year ended December 31, 2023. This increase in loss was primarily due to (i) a decrease in cinema segment revenue due to a weaker movie slate as a result of the lingering impacts from the 2023 Hollywood strikes in the early part of 2024, (ii) a $1.7 million increase in interest expenses due to (i) interest expense related to the (a) NZ$5 million Bridge Facility borrowed in late 2024, which has now been repaid following the sale of our Wellington property assets on January 31, 2025, and (b) $A20 million Bridge Facility bound in 2024 and (ii) increased interest rate on select debt facilities, and (iii) $1.40 million loss on the sale of assets primarily from the sale of the Culver City office, partially offset by (a) decreased operating expense, (b) decreased depreciation and amortization, and (c) a $1.7 million increase in other income.

BUSINESS SEGMENT RESULTS –2024 vs. 2023

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2024 and 2023, respectively:

	2024		2023		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segment Revenues	$195,130	$20,006	$207,641	$19,870	(6)%	1%
Segment Operating Expenses
Operating Expense	(183,986)	(9,243)	(192,185)	(8,763)	4%	(5)%
Depreciation and amortization	(10,232)	(5,160)	(11,335)	(6,376)	10%	19%
General and administrative expense	(3,709)	(924)	(3,997)	(940)	7%	2%
Impairment of long-lived assets	—	—	—	—	-%	—%
Total segment expenses	(197,927)	(15,327)	(207,517)	(16,079)	5%	5%
Segment operating income (loss)	$(2,797)	$4,679	$124	$3,791	(>100)%	23%
Breakdown by country:
United States	$(7,251)	$(361)	$(5,825)	$(753)	(24)%	52%
Australia	4,026	5,973	5,278	5,345	(24)%	12%
New Zealand	428	(933)	671	(801)	(36)%	(16)%
	$(2,797)	$4,679	$124	$3,791	(>100)%	23%

A discussion for each segment follows:

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the years ended

December 31, 2024 and 2023, respectively:

(Dollars in thousands)		2024	% of Revenue	2023	% of Revenue	Inc/(Dec)	2024 vs. 2023 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$55,782	56%	$63,662	56%	(7,880)	(12)%
	Food & beverage revenue	34,314	34%	38,884	34%	(4,570)	(12)%
	Advertising and other revenue	9,842	10%	11,252	10%	(1,410)	(13)%
		$99,938	100%	$113,798	100%	(13,860)	(12)%
Australia	Admission revenue	$48,186	59%	$48,630	61%	(444)	(1)%
	Food & beverage revenue	27,670	34%	26,119	33%	1,551	6%
	Advertising and other revenue	6,176	8%	5,276	7%	900	17%
		$82,032	100%	$80,025	100%	2,007	3%
New Zealand	Admission revenue	$7,662	58%	$8,509	62%	(847)	(10)%
	Food & beverage revenue	4,375	33%	4,585	33%	(210)	(5)%
	Advertising and other revenue	1,122	9%	724	5%	398	55%
		$13,159	100%	$13,818	100%	(659)	(5)%

Total revenue		$195,129	100%	$207,641	100%	(12,512)	(6)%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(30,315)	(30)%	$(34,182)	(30)%	(3,867)	11%
	Food & beverage cost	(9,071)	(9)%	(10,069)	(9)%	(998)	10%
	Occupancy expense	(22,516)	(23)%	(25,090)	(22)%	(2,574)	10%
	Labor cost	(17,323)	(17)%	(17,397)	(15)%	(74)	—%
	Utilities	(5,973)	(6)%	(6,856)	(6)%	(883)	13%
	Cleaning and maintenance	(6,664)	(7)%	(8,155)	(7)%	(1,491)	18%
	Other operating expenses	(7,948)	(8)%	(9,460)	(8)%	(1,512)	16%
		$(99,810)	(100)%	$(111,209)	(98)%	(11,399)	10%

Australia	Film rent and advertising cost	$(22,124)	(27)%	$(21,814)	(27)%	310	(1)%
	Food & beverage cost	(6,141)	(7)%	(5,609)	(7)%	532	(9)%
	Occupancy expense	(18,086)	(22)%	(17,207)	(22)%	879	(5)%
	Labor cost	(14,040)	(17)%	(13,243)	(17)%	797	(6)%
	Utilities	(2,861)	(3)%	(2,545)	(3)%	316	(12)%
	Cleaning and maintenance	(5,069)	(6)%	(4,696)	(6)%	373	(8)%
	Other operating expenses	(3,597)	(4)%	(3,314)	(4)%	283	(9)%
		$(71,918)	(88)%	$(68,428)	(86)%	3,490	(5)%

New Zealand	Film rent and advertising cost	$(3,473)	(26)%	$(3,858)	(28)%	(385)	10%
	Food & beverage cost	(947)	(7)%	(911)	(7)%	36	(4)%
	Occupancy expense	(3,106)	(24)%	(3,081)	(22)%	25	(1)%
	Labor cost	(2,385)	(18)%	(2,417)	(17)%	(32)	1%
	Utilities	$(394)	(3)%	$(435)	(3)%	(41)	9%
	Cleaning and maintenance	(886)	(7)%	(971)	(7)%	(85)	9%
	Other operating expenses	(1,066)	(8)%	(874)	(6)%	192	(22)%
		(12,257)	(93)%	(12,547)	(91)%	(290)	2%

Total operating expense		$(183,985)	(94)%	$(192,184)	(93)%	(8,199)	4%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(5,011)	(5)%	$(5,912)	(5)%	(901)	15%
	General and administrative expense	(2,368)	(2)%	(2,502)	(2)%	(134)	5%
		$(7,379)	(7)%	$(8,414)	(7)%	(1,035)	12%
Australia	Depreciation and amortization	$(4,763)	(6)%	$(4,824)	(6)%	(61)	1%
	General and administrative expense	(1,325)	(2)%	(1,495)	(2)%	(170)	11%
		$(6,088)	(7)%	$(6,319)	(8)%	(231)	4%
New Zealand	Depreciation and amortization	$(458)	(3)%	$(600)	(4)%	(142)	24%
	General and administrative expense	(16)	—%	—	—%	16	—%
		$(474)	(4)%	$(600)	(4)%	(126)	21%

Total depreciation, amortization, and general and administrative expense		$(13,941)	(7)%	$(15,333)	(7)%	(1,392)	9%

Total expenses		$(197,926)	(101)%	$(207,517)	(100)%	(9,591)	5%

OPERATING INCOME (LOSS)
United States		$(7,251)	(7)%	$(5,825)	(5)%	(1,426)	(24)%
Australia		4,026	5%	5,278	7%	(1,252)	(24)%
New Zealand		428	3%	671	5%	(243)	(36)%
Total operating income (loss)		$(2,797)	(1)%	$124	0%	(2,921)	(>100)%

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the quarters ended December 31, 2024 and 2023, respectively:

(Dollars in thousands)		2024	% of Revenue	2023	% of Revenue	Inc/(Dec)	2024 vs. 2023 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$16,414	56%	$13,412	56%	3,002	22%
	Food & beverage revenue	10,077	34%	7,776	33%	2,301	30%
	Advertising and other revenue	2,847	10%	2,552	11%	295	12%
		$29,338	100%	$23,740	100%	5,598	24%
Australia	Admission revenue	$12,627	59%	$9,202	59%	3,425	37%
	Food & beverage revenue	6,865	31%	5,103	33%	1,762	35%
	Advertising and other revenue	1,928	9%	1,382	9%	546	40%
		$21,420	100%	$15,687	100%	5,733	37%
New Zealand	Admission revenue	$2,103	55%	$1,520	61%	583	38%
	Food & beverage revenue	1,113	29%	811	33%	302	37%
	Advertising and other revenue	586	15%	152	6%	434	>100%
		$3,802	100%	$2,483	100%	1,319	53%

Total revenue		$54,560	100%	$41,910	100%	12,650	30%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(9,124)	(31)%	$(6,619)	(28)%	2,505	(38)%
	Food & beverage cost	(2,519)	(9)%	(2,030)	(9)%	489	(24)%
	Occupancy expense	(4,986)	(17)%	(6,322)	(27)%	(1,336)	21%
	Labor cost	(4,516)	(15)%	(4,118)	(17)%	398	(10)%
	Utilities	(1,371)	(5)%	(1,507)	(6)%	(136)	9%
	Cleaning and maintenance	(1,667)	(6)%	(1,531)	(6)%	136	(9)%
	Other operating expenses	(1,871)	(6)%	(2,199)	(9)%	(328)	15%
		$(26,054)	(89)%	$(24,326)	(102)%	1,728	(7)%

Australia	Film rent and advertising cost	$(5,955)	(28)%	$(4,162)	(27)%	1,793	(43)%
	Food & beverage cost	(1,510)	(7)%	(1,202)	(8)%	308	(26)%
	Occupancy expense	(4,473)	(21)%	(4,159)	(27)%	314	(8)%
	Labor cost	(3,530)	(16)%	(3,271)	(21)%	259	(8)%
	Utilities	(690)	(3)%	(668)	(4)%	22	(3)%
	Cleaning and maintenance	(1,341)	(6)%	(972)	(6)%	369	(38)%
	Other operating expenses	(851)	(4)%	(783)	(5)%	68	(9)%
		$(18,350)	(86)%	$(15,217)	(97)%	3,133	(21)%

New Zealand	Film rent and advertising cost	$(991)	(26)%	$(694)	(28)%	297	(43)%
	Food & beverage cost	(244)	(6)%	(180)	(7)%	64	(36)%
	Occupancy expense	(760)	(20)%	(724)	(29)%	36	(5)%
	Labor cost	(599)	(16)%	(562)	(23)%	37	(7)%
	Utilities	(81)	(2)%	(84)	(3)%	(3)	4%
	Cleaning and maintenance	(237)	(6)%	(216)	(9)%	21	(10)%
	Other operating expenses	(263)	(7)%	(240)	(10)%	23	(10)%
		(3,175)	(84)%	$(2,700)	(109)%	475	(18)%
				—
Total operating expense		$(47,579)	(87)%	$(42,243)	(101)%	5,336	(13)%

DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,227)	(4)%	$(1,394)	(6)%	(167)	12%
	General and administrative expense	(483)	(2)%	(663)	(4)%	(180)	27%
		$(1,710)	(6)%	$(2,057)	(9)%	(347)	17%
Australia	Depreciation and amortization	$(1,144)	(5)%	$(1,213)	(8)%	(69)	6%
	General and administrative expense	(238)	(1)%	(351)	(2)%	(113)	32%
		$(1,382)	(6)%	$(1,564)	(10)%	(182)	12%
New Zealand	Depreciation and amortization	$(108)	(3)%	$(178)	(7)%	(70)	39%
	General and administrative expense	(15)	—%	—	—%	15	—%
		$(123)	(3)%	$(178)	(7)%	(55)	31%

Total depreciation, amortization, impairment and general and administrative expense		$(3,215)	(6)%	$(3,799)	(9)%	(584)	15%

Total expenses		$(50,794)	(93)%	$(46,042)	(110)%	4,752	(10)%

OPERATING INCOME (LOSS)
United States		$1,574	5%	$(2,643)	(11)%	4,217	>100%
Australia		1,688	8%	(1,094)	(7)%	2,782	>100%
New Zealand		504	13%	(395)	(16)%	899	>100%
Total operating income (loss)		$3,766	7%	$(4,132)	(10)%	7,898	>100%

Cinema Exhibition Segment Operating Income

Cinema exhibition segment operating income decreased by $2.9 million, to a loss of $2.8 million for the year ended December 31, 2024, compared to the same period in December 31, 2023, primarily driven by a decrease in cinema performance due to a weaker movie slate resulting in lower box office revenue in all three countries, lower concession revenues in the U.S. and New Zealand, and lower advertising revenues in the U.S. It was partially offset by (i) a decrease in depreciation, amortization, general and administrative expense in all three countries, and (ii) lower operating expense in the U.S. and New Zealand.

Cinema exhibition segment operating income for the fourth quarter of 2024 was $3.8 million, an increase of $7.9 million from an operating loss of $4.1 million in the same time period of 2023 primarily attributable to a stronger holiday movie releases.

Revenue

Cinema revenue decreased by $12.5 million, to $195.1 million for the year ended December 31, 2024, compared to 2023 primarily due to a weaker movie slate as a result of the lingering impacts of the 2023 Hollywood strikes.

The table below is the revenue breakdown, by country, for the years ended December 31, 2024, and 2023, respectively:

(Dollars in thousands)	2024	% of Revenue	2023	% of Revenue	2024 vs. 2023 Favorable/ (Unfavorable)
United States	$99,938	51%	$113,798	55%	(12)%
Australia	82,032	42%	80,025	39%	3%
New Zealand	13,159	7%	13,818	7%	(5)%
Total Segment Revenues	$195,129	100%	$207,641	100%	(6)%

Below are the changes in our cinema revenue by market:

•In the United States, cinema revenues decreased by $13.9 million, to $99.9 million for the year ended December 31, 2024, compared to 2023.

•In Australia, cinema revenues increased by $2.0 million, to $82.0 million for the year ended December 31, 2024, compared to 2023.

•In New Zealand, cinema revenues decreased by $0.7 million, to $13.2 million for the year ended December 31, 2024, compared to 2023.

For the quarter ended December 31, 2024, Cinema segment revenue increased by $12.7 million against the fourth quarter of 2023, to $54.6 million, which was primarily attributable to a stronger fourth quarter holiday blockbuster film slate in 2024 vs 2023 with the releases of Wicked, Moana 2, Gladiator II, and Sonic The Hedgehog 3 compared to Q4 2023, which was heavily impacted by the 2023 strikes.

Operating Expense

Operating expense for the full year 2024 decreased by $8.2 million, to $184.0 million when compared to 2023 due to lower film rent in the U.S. and New Zealand associated with decreased ticket sales, lower F&B costs in the U.S., along with decreased occupancy expenses in the U.S.

For the quarter ended December 31, 2024, operating expenses increased by $5.3 million, to $47.6 million when compared to the fourth quarter of 2023 due to increased film rent as a result of a strong film slate and increased concession cost.

Depreciation, Amortization, Impairment, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the year-ended December 31, 2024 decreased by $1.4 million, to $13.9 million compared to 2023 primarily driven by cinema closures in the U.S., sale of our Culver City office building, and delay in CAPEX spending.

Real Estate – The following table details our Real Estate segment operating results for the years ended December 31, 2024 and 2023, respectively:

(Dollars in thousands)		2024	% of Revenue	2023	% of Revenue	Inc/(Dec)	2024 vs. 2023 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$2,024	32%	$1,802	29%	222	12%
	Property rental income	4,221	68%	4,395	71%	(174)	(4)%
		6,245	100%	6,197	100%	48	1%
Australia	Property rental income	12,341	100%	12,164	100%	177	1%
New Zealand	Property rental income	1,420	100%	1,509	100%	(89)	(6)%
Total revenue		$20,006	100%	$19,870	100%	136	1%

OPERATING EXPENSE
United States	Live theater cost	$(1,024)	(16)%	$(765)	(12)%	259	(34)%
	Occupancy expense	(694)	(11)%	(789)	(13)%	(95)	12%
	Utilities	(116)	(2)%	(184)	(3)%	(68)	37%
	Cleaning and maintenance	(183)	(3)%	(170)	(3)%	13	(8)%
	Other operating expenses	(1,096)	(18)%	(1,238)	(20)%	(142)	11%
		$(3,113)	(50)%	$(3,146)	(51)%	(33)	1%
Australia	Occupancy expense	$(1,988)	(16)%	$(1,956)	(16)%	32	(2)%
	Labor cost	(247)	(2)%	(218)	(2)%	29	(13)%
	Utilities	(72)	(1)%	(73)	(1)%	(1)	1%
	Cleaning and maintenance	(983)	(8)%	(927)	(8)%	56	(6)%
	Other operating expenses	(929)	(8)%	(891)	(7)%	38	(4)%
		$(4,219)	(34)%	$(4,065)	(33)%	154	(4)%
New Zealand	Occupancy expense	$(474)	(33)%	$(419)	(28)%	55	(13)%
	Labor cost	(22)	(2)%	(99)	(7)%	(77)	78%
	Utilities	(62)	(4)%	(53)	(4)%	9	(17)%
	Cleaning and maintenance	(44)	(3)%	(33)	(2)%	11	(33)%
	Other operating expenses	(1,311)	(92)%	(948)	(63)%	363	(38)%
		$(1,913)	(135)%	$(1,552)	(103)%	361	(23)%
						—	—%
Total operating expense		$(9,245)	(46)%	$(8,763)	(44)%	482	(6)%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,628)	(42)%	$(3,104)	(50)%	(476)	15%
	General and administrative expense	(865)	(14)%	(700)	(11)%	165	(24)%
		$(3,493)	(56)%	$(3,804)	(61)%	(311)	8%
Australia	Depreciation and amortization	$(2,091)	(17)%	$(2,514)	(21)%	(423)	17%
	General and administrative expense	(58)	(0)%	(240)	(2)%	(182)	76%
		$(2,149)	(17)%	$(2,754)	(23)%	(605)	22%
New Zealand	Depreciation and amortization	$(440)	(31)%	$(758)	(50)%	(318)	42%
	General and administrative expense	—	—%	—	—%	—	—%
		$(440)	(31)%	$(758)	(50)%	(318)	42%

Total depreciation, amortization, and general and administrative expense		$(6,082)	(30)%	$(7,316)	(37)%	(1,234)	17%

Total expenses		$(15,327)	(77)%	$(16,079)	(81)%	(752)	5%

OPERATING INCOME (LOSS)
United States		$(361)	(6)%	$(753)	(12)%	392	52%
Australia		5,973	48%	5,345	44%	628	12%
New Zealand		(933)	(66)%	(801)	(53)%	(132)	(16)%
Total operating income (loss)		$4,679	23%	$3,791	19%	888	23%

Real Estate – The following table details our Real Estate segment operating results for the quarters ended December 31, 2024 and 2023, respectively:

(Dollars in thousands)		2024	% of Revenue	2023	% of Revenue	Inc/(Dec)	2024 vs. 2023 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$804	44%	$432	36%	372	86%
	Property rental income	1,029	56%	763	64%	266	35%
		1,833	100%	1,195	100%	638	53%
Australia	Property rental income	2,999	100%	2,973	100%	26	1%
New Zealand	Property rental income	330	100%	364	100%	(34)	(9)%
Total revenue		$5,162	100%	$4,532	100%	630	14%

OPERATING EXPENSE
United States	Live theater cost	$(316)	(17)%	$(141)	(12)%	175	(>100)%
	Occupancy expense	(173)	(9)%	(193)	(16)%	(20)	10%
	Utilities	(28)	(2)%	(33)	(3)%	(5)	15%
	Cleaning and maintenance	(68)	(4)%	(34)	(3)%	34	(100)%
	Other operating expenses	(233)	(13)%	(393)	(33)%	(160)	41%
		$(818)	(45)%	$(794)	(66)%	24	(3)%

Australia	Occupancy expense	$(513)	(17)%	$(480)	(16)%	33	(7)%
	Labor cost	(65)	(2)%	(52)	(2)%	13	(25)%
	Utilities	(17)	(1)%	(19)	(1)%	(2)	11%
	Cleaning and maintenance	(257)	(9)%	(210)	(7)%	47	(22)%
	Other operating expenses	(230)	(8)%	(175)	(6)%	55	(31)%
		$(1,082)	(36)%	$(936)	(31)%	146	(16)%

New Zealand	Occupancy expense	$(124)	(38)%	$(110)	(30)%	14	(13)%
	Labor cost	(5)	(2)%	(26)	(7)%	(21)	81%
	Utilities	(13)	(4)%	(12)	(3)%	1	(8)%
	Cleaning and maintenance	(11)	(3)%	(2)	(1)%	9	(>100)%
	Other operating expenses	(391)	(118)%	(283)	(78)%	108	(38)%
		$(544)	(165)%	$(433)	(119)%	111	(26)%

Total operating expense		$(2,444)	(47)%	$(2,163)	(48)%	281	(13)%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(539)	(30)%	$(746)	(62)%	(207)	28%
	General and administrative expense	(192)	(10)%	(193)	(17)%	(1)	1%
		$(731)	(40)%	$(939)	(79)%	(208)	22%
Australia	Depreciation and amortization	$(459)	(15)%	$(614)	(21)%	(155)	25%
	General and administrative expense	(6)	(0)%	(51)	(2)%	(45)	88%
		$(465)	(16)%	$(665)	(22)%	(200)	30%
New Zealand	Depreciation and amortization	$(77)	(23)%	$(186)	(51)%	(109)	59%
	General and administrative expense	—	—%	—	—%	—	—%
		$(77)	(23)%	$(186)	(51)%	(109)	59%

Total depreciation, amortization, and general and administrative expense		$(1,273)	(25)%	$(1,790)	(39)%	(517)	29%

Total expenses		$(3,717)	(72)%	$(3,953)	(87)%	(236)	6%

OPERATING INCOME (LOSS)
United States		$284	15%	$(538)	(45)%	822	>100%
Australia		1,452	48%	1,372	46%	80	6%
New Zealand		(291)	(88)%	(255)	(70)%	(36)	(14)%
Total operating income (loss)		$1,445	28%	$579	13%	866	>100%

Real Estate Segment Operating Income

Real estate segment operating income was $4.7 million for the year ended December 31, 2024, which was an increase of $0.9 million from an operating income of $3.8 million for the year ended December 31, 2023, primarily as a result of (i) increased revenue for the Live Theatres and Australian Property divisions and (ii) lower depreciation and amortization expense in all three countries.

Revenue

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2024	% of Revenue	2023	% of Revenue	2024 vs. 2023 Favorable/ (Unfavorable)
United States	$6,245	31%	$6,197	31%	1%
Australia	12,341	62%	12,164	61%	1%
New Zealand	1,420	7%	1,509	8%	(6)%
Total Segment Revenues	$20,006	100%	$19,870	100%	1%

Real estate revenues for the year ended December 31, 2024, increased by $0.1 million, to $20.0 million compared to 2023. This increase is attributable to higher Live Theater rental and ancillary income in the U.S. and higher property rental income in Australia, partially offset by lower US property income from the third party and intercompany rent income loss from our Culver City office building due to the abandonment by that tenant of their premises at the building in July 2023 (we subsequently sold the property in February 2024) and lower NZ property rental income.

NON-SEGMENT RESULTS –2024 vs. 2023

For more information about the legal expense, please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 15 – Commitments and Contingencies.

Income Tax Expense

Income tax expense decreased by $0.1 million, to $0.5 million in 2024, when compared to 2023, primarily due to a decrease in adjustments for valuation allowance in 2024.

Please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 12 – Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our Financing Strategy

In 2024, due primarily to the negative operating conditions caused by the 2023 Hollywood strikes and increased interest rates, as well as the lingering impacts from the COVID-19 pandemic, we (i) conserved our cash and chose to defer non-essential capital expenditures (such as cinema upgrades and refurbishments), (ii) refinanced our existing debt to provide longer maturity dates and eased financial covenants and/or obtained waivers of financial ratio tests and (iii) monetized one non-cinema real estate asset and identified certain other assets as candidates for potential monetization to raise additional liquidity. In February 2024, we sold an underutilized administrative office building in Culver City, California for $10 million and have, for the time being, implemented a remote work structure for our California. Proceeds were used to pay the mortgage of $8.4 million, with $1.3 million remaining for working capital purposes. It is estimated that moving to a 100% remote work model resulted in cost savings with respect to the year of approximately $2.0 million.

In January 2025, we closed on the sale of our Courtenay Central properties for NZ$38.0 million and subsequently paid off our loan with Westpac. In February 2025, we exercised our remaining 6-month extension option to extend the Valley National Bank loan’s maturity date from April 1, 2025 to October 1, 2025. In March, we entered into a call option agreement with respect to our Townsville, Queensland, Australia property providing for a sale price of A$32.0 million. For tax reasons, call option agreements are used in Queensland in connection with real property transactions that provide for a due diligence period. The option holder has made a A$1.6 million earnest money deposit and, if the option is exercised following the due diligence period, a closing in mid-April is anticipated. Proceeds will be used to pay down our NAB borrowings and for working capital purposes.

During 2024, we worked to prepare other assets for potential monetization. This included resolving various title issues related to our approximately 23.9 acre Williamsport, Pennsylvania rail road yard, which has been identified for sale and is currently on the market.

During 2024, we also worked to restructure our rent payments under various cinema leases. As a result of these negotiations, we have been able to defer rent payments of approximately $9.6 million.

During 2024, our bank loans with Bank of America, NAB, and Westpac required that our Company comply with certain covenants. We either complied with the underlying bank covenants or obtained waivers from compliance. In 2024, we got an additional AU$20.0 million loan from NAB, and NZ$5.0 million loan from Westpac to meet short-term liquidity needs.

If our Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed our Company’s borrowing capacity under its available facilities, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling additional assets, or further restructuring debt or our lease obligations.

Generally speaking, we believe our relationship with our landlords and lenders is good.

For more information about our borrowings, including loan modifications and modifications to waivers of certain covenants, please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 13 – Borrowings.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2024	2023	2022	2021	2020
Net Cash (used in ) / from Operating Activities	$(3,833)	$(9,735)	$(26,351)	$(13,498)	$(30,201)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$12,347	$12,906	$29,947	$83,251	$26,826
Unused borrowing facility	7,859	7,859	12,000	12,000	15,490
Restricted for capital projects(1)	7,859	7,859	12,000	12,000	9,377
Unrestricted capacity	—	—	—	—	6,113
Total resources at 12/31	20,206	20,765	41,947	95,251	42,316
Total unrestricted resources at 12/31	12,347	12,906	29,947	83,251	32,939
Debt-to-Equity Ratio
Total contractual facility	$210,572	$218,159	$227,633	$248,948	$300,449
Total debt (gross of deferred financing costs)	202,713	210,300	215,633	236,948	284,959
Current	69,193	35,070	38,026	12,060	42,299
Non-current	133,520	175,230	177,607	224,888	242,660
Finance lease liabilities	43	83	28	68	118
Total book equity	(4,790)	32,996	63,279	105,060	81,173
Debt-to-equity ratio	(42.32)	6.37	3.41	2.26	3.51
Changes in Working Capital
Working capital (deficit)(2)	$(104,584)	$(88,373)	$(74,152)	$(6,673)	$(64,140)
Current ratio	0.35	0.30	0.39	0.94	0.47
Capital Expenditures (including acquisitions)	$2,028	$4,711	$9,780	$14,428	$16,759

(1)This relates to the construction facilities specifically negotiated for 44 Union Square redevelopment project.

(2)Typically, our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

We endeavor to manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditure, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. To meet our liquidity’s need, in 2024, we have worked with our lenders to extend the maturity of various loans.

Refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 13 – Borrowings for further details on our various borrowing arrangements.

On December 31, 2024, our consolidated cash and cash equivalents totaled $12.3 million. Of this amount, $5.0 million, $6.4 million and $0.9 million were held by our U.S., Australian and New Zealand operations, respectively. The funds held in Australia and New Zealand are, under our applicable bank lending arrangement, subject to limitations on their use outside of Australia or New Zealand as applicable. Due to the impact of the COVID-19 pandemic, the lack of U.S. Federal assistance (including funds from the Payroll Protection and Shuttered Venue Programs), the 2023 Hollywood strikes and continuing funding needs in the US, we no longer intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt. During 2024, the need for such funding for capital expenditures and investments has decreased, as we have deferred to the fullest extent reasonable such expenditures. However, due primarily to the 2023 Hollywood strikes and the increase in interest rates, our operating income is still insufficient to cover our costs and expenses accordingly, our negative working capital has increased over the course of the year. The funding that has been required, has been funded predominantly from cost reductions, bridge facility debt and strategic asset sales and landlord concessions. As noted in the preceding table, we had no unused available unrestricted corporate credit facilities at December 31, 2024.

The change in cash and cash equivalents for the three years ended December 31, 2024 is as follows:

				% Change
(Dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net cash provided by (used in) operating activities	$(3,833)	$(9,735)	$(26,351)	61%	63%
Net cash provided by (used in) investing activities	3,961	(2,699)	(9,486)	>100%	72%
Net cash provided by (used in) financing activities	337	(6,667)	(16,557)	>100%	60%
Impact of exchange rate on cash	(824)	(437)	(1,198)	(89)%	64%
Net increase (decrease) in cash and cash equivalents	$(359)	$(19,538)	$(53,592)	98%	64%

Operating Activities

2024 vs. 2023

Cash used in operating activities for the twelve months ended December 31, 2024 decreased by $5.9 million, to cash used of $3.8 million compared to cash used in the same period of prior year of $9.7 million, driven by a $11.7 million increase in net changes in operating assets and liabilities primarily due to decrease in receivables and increase in accounts payable and accrued expense plus deferred revenues and other liabilities, partially offset by an increase in Net operating Loss of $3.4 million.

Investing Activities

2024 vs. 2023

Cash provided in investing activities during the twelve months ended December 31, 2024, increased by $6.7 million, to cash provided of $4.0 million from a cash used of $2.7 million in the same period of prior year. This is mainly due to $9.7 million proceeds from sale of the Culver City office building in February 2024, partially offset by the delayed CAPEX spending compared to the proceeds from sale of our Maitland property in Australia in the fourth quarter of 2023.

Financing Activities

2024 vs. 2023

Cash provided in financing activities for the twelve months ended December 31, 2024, increased by $7.0 million, from a cash use of $6.7 million to a cash provided of $0.3 million due to the additional bridge loans of A$20.0 million from NAB in Australia and NZ$5.0 million facility increase from Westpac in New Zealand, partially offset by the repayment of existing loans.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the future maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of December 31, 2024:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Debt(1)	$69,520	$105,280	$—	$—	$—	$—	$174,800
Operating leases, including imputed interest	29,167	26,876	25,103	22,807	21,475	110,377	235,805
Finance leases, including imputed interest	44	—	—	—	—	—	44
Subordinated debt(1)	—	—	27,913	—	—	—	27,913
Pension liability	547	576	607	638	444	—	2,812
Interest on pension liability	137	109	77	45	11	—	379
Village East purchase option(2)	5,900		—	—	—	—	5,900
Estimated interest on debt(3)	15,029	7,002	1,225	—	—	—	23,257
Total	$120,345	$139,843	$54,925	$23,490	$21,930	$110,377	$470,910

(1)Information is presented gross of deferred financing costs.

(2)Represents the lease liability of the option associated with the ground lease purchase of the Village East Cinema.

(3)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

Please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 15 – Commitments and Contingencies for more information.

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

Our exposure to interest rate risk arises out of our long-term floating-rate borrowings. To manage the risk, we utilize interest rate derivative contracts to convert certain floating-rate borrowings into fixed-rate borrowings. It is our Company’s policy to enter into interest rate derivative transactions only to the extent considered necessary to meet its objectives as stated above. Our Company does not enter into these transactions or any other hedging transactions for speculative purposes. We are currently facing additional risk as approximately $174.8 million of our current borrowings mature over the next 24 months. We believe it unlikely that we will be able to refinance this debt at their current interest rates in this environment.

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

CRITICAL ACCOUNTING ESTIMATES

We believe that the application of the following accounting policies requires significant judgments and estimates in the preparation of our financial results:

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

No impairment losses were recorded for long-lived assets for the year ended December 31, 2024, or the year ended December 31, 2023. $1.5 million of impairment losses were recorded against certain cinema assets in the second quarter of the year ended December 31, 2022.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the years ended December 31, 2024, 2023, or 2022.

Tax Valuation Allowance and Deferred Taxes

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal, state, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). As of December 31, 2024, we had recorded approximately $67.6 million of deferred tax assets (net of $45.4 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards and tax credit carryforwards. These deferred tax assets were offset by a valuation allowance of $66.5 million resulting in a net deferred tax asset of $1 million. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.

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

In contrast, recognition of gift card breakage income requires certain estimates and judgements to be made in regarding the pattern of customer behavior at our cinemas. This policy is described in detail in the section Part II, Item 8 – Financial Statements and

Supplementary Data—Notes to Consolidated Financial Statements-- Note 3 – Summary of Significant Accounting Policies – Accounting Changes.

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

Legal contingencies

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations, insurance claims, tax claims, employment matters, and anti-trust issues, among other matters. We provide accruals for matters that have probable likelihood of occurrence and can be properly estimated as to their expected negative outcome. We do not record expected gains until the proceeds (either in cash or other forms of payments) are received by us. Please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 15 – Commitments and Contingencies for more information on legal matters.

For a summary of our significant accounting policies, including the critical accounting estimates discussed above, see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 3.

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

At December 31, 2024, approximately 36% and 8% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $7.3 million in cash and cash equivalents. At December 31, 2023, approximately 36% and 8% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $5.8 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $4.5 million for the year ended December 31, 2024. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our long-term assets in Australia, and New Zealand. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, and as a result of our issuance of fully subordinated Trust Preferred Securities in 2007, and their subsequent partial repayment, approximately 12% and 23% of our Australian and New Zealand assets, respectively, remain subject to such exposure, unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10%, the resulting change in Australian and New Zealand assets would result in an increase or decrease of $2.0 million and $0.9 million, respectively, and the change in our net income for the year would be $0.1 million and $0.7 million, respectively. Presently, we have no plans to hedge such exposure.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. We have accumulated unrealized foreign currency translation losses of approximately ($5.5) million and ($1.0) million as of December 31, 2024 and 2023, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in approximately $2.0 million increase or decrease in our 2024 interest expense.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, because of the material weakness in internal controls over financial reporting relating to the erroneous reversal and treatment of a liability. This material weakness existed for the periods June 30, 2024, September 30, 2024, and December 31, 2024, and resulted in the Company restating its consolidated financial statements for the June 30, 2024, and September 30, 2024, periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024.

By: /s/ Ellen M. Cotter Ellen M. Cotter President and Chief Executive Officer March 31, 2025	By: /s/ Gilbert Avanes Gilbert Avanes EVP, Chief Financial Officer and Treasurer March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Reading International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Long-Lived Assets

As described further in Note 2 and Note 3 to the financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be fully recoverable. The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an asset group basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. Outside of a change in circumstances that indicate the carrying amount of the asset may not be fully recoverable, the Company reviews long-lived assets for impairment as part of their annual budgeting process, at the beginning of the fourth quarter. When performing the impairment assessments, the Company estimates undiscounted cash flows at the asset group level from continuing use through the remainder of the asset’s useful life. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset, the Company then compares the carrying value of the asset with its estimated fair value. The key uncertainties in the assumptions used in estimating the projected cash flows of the operating properties and operating lease right-of-use assets are those surrounding admissions revenue expectations, growth rates, and discount rates. We identified the impairment of operating properties and operating lease right-of-use assets as a critical audit matter.

The principal considerations for our determination that the valuation of operating properties and operating lease right-of-use assets is a critical audit matter is due to the uncertainties and significant management judgment used to estimate the related undiscounted cash flows. Evaluating management’s estimates required a high degree of auditor judgment and an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow analysis in light of the sensitive nature of the significant assumptions utilized by management.

Our audit procedures related to the valuation considerations for operating properties and operating lease right-of-use assets included the following, among others.

•We tested the design and implementation of internal controls relating to management’s identification of triggering events, measurement considerations for long-lived assets, and key inputs and assumptions used in relation to the projected undiscounted cash flows to be generated by asset groups.

•The evaluation of assumptions within the impairment consideration models, including future cash flows, growth rates and terminal values were evaluated for management bias. We benchmarked the average historical cash flows generated at the specific theater location level during prior periods not impacted by pandemic concerns or other industry disruptions such as the Hollywood strikes.

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

Newport Beach, California
March 31, 2025

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2024 and 2023

(U.S. dollars in thousands, except share information)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$12,347	$12,906
Restricted cash	2,735	2,535
Receivables	5,276	7,561
Inventories	1,685	1,648
Prepaid and other current assets	2,668	2,881
Asset groups held for sale	32,331	11,179
Total Current Assets	57,042	38,710
Operating properties, net	214,694	262,417
Operating lease right-of-use assets	160,873	181,542
Investment and development properties, net	—	8,789
Investment in unconsolidated joint ventures	3,138	4,756
Goodwill	23,712	25,535
Intangible assets, net	1,800	2,038
Deferred tax assets, net	953	299
Other assets	8,799	8,965
Total Assets	$471,011	$533,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$48,651	$43,828
Film rent payable	5,820	6,038
Debt - current portion	69,193	34,484
Subordinated debt - current portion	—	586
Taxes payable	891	1,376
Deferred current revenue	9,731	10,993
Operating lease liabilities - current portion	20,747	23,047
Other current liabilities	6,593	6,731
Total Current Liabilities	161,626	127,083
Debt – long-term portion	105,239	146,605
Derivative financial instruments - non-current portion	137	—
Subordinated debt - non-current portion	27,394	27,172
Noncurrent tax liabilities	6,041	6,586
Operating lease liabilities - non-current portion	161,702	180,898
Other non-current liabilities	13,662	11,711
Total Liabilities	$475,801	$500,055
Commitments and Contingencies
Stockholders’ Equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,681,705 issued and 20,745,594 outstanding at December 31, 2024 and 33,602,627
issued and 20,666,516 outstanding at December 31, 2023	$238	$237
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2024 and 2023	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2024 and 2023	—	—
Additional paid-in capital	157,751	155,402
Retained earnings (accumulated deficit)	(114,790)	(79,489)
Treasury shares, at cost	(40,407)	(40,407)
Accumulated other comprehensive income	(7,173)	(2,673)
Total Reading International, Inc. ("RDI") Stockholders’ Equity	(4,364)	33,087
Noncontrolling Interests	(426)	(91)
Total Stockholders’ Equity	$(4,790)	$32,996
Total Liabilities and Stockholders’ Equity	$471,011	$533,051

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Operations for the Three Years Ended December 31, 2024

(U.S. dollars in thousands, except share and per share data)

	2024	2023	2022
Revenues
Cinema	$195,130	$207,641	$191,321
Real estate	15,397	15,103	11,794
Total revenues	210,527	222,744	203,115
Costs and expenses
Cinema	(179,377)	(187,418)	(178,768)
Real estate	(9,243)	(8,763)	(8,947)
Depreciation and amortization	(15,779)	(18,422)	(20,918)
General and administrative	(20,161)	(20,172)	(21,416)
Impairment of long-lived assets	—	—	(1,549)
Total costs and expenses	(224,560)	(234,775)	(231,598)
Operating income (loss)	(14,033)	(12,031)	(28,483)
Interest expense, net	(21,154)	(19,418)	(14,392)
Gain (loss) on sale of assets	(1,371)	562	(54)
Other income (expense)	1,528	(164)	6,817
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(35,030)	(31,051)	(36,112)
Equity earnings of unconsolidated joint ventures	(387)	456	271
Income (loss) before income taxes	(35,417)	(30,595)	(35,841)
Income tax benefit (expense)	(481)	(590)	(819)
Net income (loss)	$(35,898)	$(31,185)	$(36,660)
Less: net income (loss) attributable to noncontrolling interests	(597)	(512)	(476)
Net income (loss) attributable to Reading International, Inc.	$(35,301)	$(30,673)	$(36,184)
Basic earnings (loss) per share	$(1.58)	$(1.38)	$(1.64)
Diluted earnings (loss) per share	$(1.58)	$(1.38)	$(1.64)
Weighted average number of shares outstanding–basic	22,401,662	22,222,635	22,020,921
Weighted average number of shares outstanding–diluted	22,401,662	22,222,635	22,020,921

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2024

(U.S. dollars in thousands)

	2024	2023	2022
Net income (loss)	$(35,898)	$(31,185)	$(36,660)
Foreign currency translation gain (loss)	(4,544)	(290)	(7,543)
Gain (loss) on cash flow hedges	(137)	(580)	557
Others	172	153	143
Comprehensive income (loss)	$(40,407)	$(31,902)	$(43,503)
Less: net income (loss) attributable to noncontrolling interests	(597)	(512)	(476)
Less: comprehensive income (loss) attributable to noncontrolling interests	(9)	(1)	(4)
Comprehensive income (loss)	$(39,801)	$(31,389)	$(43,023)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2024

(In thousands)

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At December 31, 2021	20,260	$233	1,680	$17	$151,981	$(12,632)	$(40,407)	$4,882	$104,074	$986	$105,060
Net income (loss)	—	—	—	—	—	(36,184)	—	—	(36,184)	(476)	(36,660)
Other comprehensive income, net	—	—	—	—	—	—	—	(6,839)	(6,839)	(4)	(6,843)
Share-based compensation expense	—	—	—	—	1,888	—	—	—	1,888	—	1,888
Restricted Stock Units	150	2	—	—	(85)	—	—	—	(83)	—	(83)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(87)	(87)
At December 31, 2022	20,410	$235	1,680	$17	$153,783	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(30,673)	—	—	(30,673)	(512)	(31,185)
Other comprehensive income, net	—	—	—	—	—	—	—	(716)	(716)	(1)	(717)
Share-based compensation expense	—	—	—	—	1,864	—	—	—	1,864	—	1,864
Restricted Stock Units	254	2	—	—	(245)	—	—	—	(243)	—	(243)
At December 31, 2023	20,664	$237	1,680	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(35,301)	—	—	(35,301)	(597)	(35,898)
Other comprehensive income, net	—	—	—	—	—	—	—	(4,500)	(4,500)	(9)	(4,509)
Share-based compensation expense	—	—	—	—	2,356	—	—	—	2,356	—	2,356
Restricted Stock Units	79	1	—	—	(7)	—	—	—	(6)	—	(6)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	271	271
At December 31, 2024	20,743	$238	1,680	$17	$157,751	$(114,790)	$(40,407)	$(7,173)	$(4,364)	$(426)	$(4,790)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2024

(U.S. dollars in thousands)

	2024	2023	2022
Operating Activities
Net income (loss)	$(35,898)	$(31,185)	$(36,660)
Adjustments to reconcile net income to net cash flows from operating activities:
Equity earnings of unconsolidated joint ventures	387	(456)	(271)
Distributions of earnings from unconsolidated joint ventures	912	465	278
Gain recognized on foreign currency transactions	(1,754)	10	(3,338)
Net loss (gain) on sale of assets	1,371	(562)	54
Amortization of operating leases	15,991	19,020	22,769
Amortization of finance leases	41	25	38
Change in operating lease liabilities	(16,416)	(20,230)	(23,013)
Interest on hedged derivatives	—	—	—
Change in net deferred tax assets	(776)	149	1,647
Purchase of derivative instruments	—	—	(86)
Depreciation and amortization	15,779	18,422	20,918
Impairment of long-lived assets	—	—	1,549
Other amortization	1,382	1,696	1,644
Share-based compensation expense	2,356	1,863	1,888
Net changes in operating assets and liabilities:
Receivables	2,099	(1,325)	978
Prepaid and other assets	(515)	1,272	(2,614)
Payments for accrued pension	(683)	(683)	(683)
Accounts payable and accrued expenses	9,791	1,066	806
Film rent payable	12	359	(1,184)
Taxes payable	(390)	1,289	(10,182)
Deferred revenue and other liabilities	2,478	(930)	(889)
Net cash provided by (used in) operating activities	(3,833)	(9,735)	(26,351)
Investing Activities
Proceeds from sale of assets	9,590	1,774	—
Purchases of and additions to operating and investment properties	(5,538)	(4,473)	(9,391)
Contributions to unconsolidated joint ventures	(91)	—	(95)
Net cash provided by (used in) investing activities	3,961	(2,699)	(9,486)
Financing Activities
Repayment of long-term borrowings	(15,298)	(9,667)	(15,980)
Repayment of finance lease principal	(40)	(28)	(40)
Proceeds from borrowings	16,027	4,141	—
Capitalized borrowing costs	(616)	(869)	(371)
Proceeds (payments) from stock option exercises	(7)	(244)	(83)
Noncontrolling interest contributions	271	—	4
Noncontrolling interest distributions	—	—	(87)
Net cash provided by (used in) financing activities	337	(6,667)	(16,557)
Effect of exchange rate on cash and restricted cash	(824)	(437)	(1,198)
Net increase (decrease) in cash and cash equivalents and restricted cash	(359)	(19,538)	(53,592)
Cash and cash equivalents and restricted cash at the beginning of the year	15,441	34,979	88,571
Cash and cash equivalents and restricted cash at the end of the year	$15,082	$15,441	$34,979

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$12,347	$12,906	$29,947
Restricted cash	2,735	2,535	5,032
	$15,082	$15,441	$34,979

Supplemental Disclosures
Interest paid	$19,487	$18,497	$13,074
Income taxes paid (refunded), net	1,900	(639)	9,386
Non-Cash Transactions
Lease make-good accrual	$59	$21	$(1,567)
Additions to operating and investing properties through accrued expenses	257	3,768	3,545

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for Three Years Ended December 31, 2024

________________________________________________________________________________________________________

NOTE 1 – DESCRIPTION OF BUSINESS

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

NOTE 2 – LIQUIDITY

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. The evaluation of the going concern assertion involves firstly considering whether it is probable that our Company has sufficient resources, as at the issue date of the financial statements, to meet its obligations as they fall due for twelve months following the issue date. Should it be probable that there are not sufficient resources, we must determine whether it is probable that our plans will be effectively implemented and will mitigate the consequential going concern substantial doubt. Our evaluation is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well since the onset of COVID-19 and is key to management’s overall evaluation of ASC 205-40 Going Concern.

We have $69.2 million of debt due in twelve months, cash of $12.3 million and negative working capital of $104.6 million. This net negative working capital position includes land and property held for sale on that date of $32.3 million (based on book as opposed to fair market value). Management has concluded that uncertainty exists.

As a result, we have developed a plan to address and overcome the uncertainty. Our plan is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies.

While we believe that, with an increase in the quantity and quality of films being released to cinemas compared to pre-pandemic levels, patronage and operating revenue levels will improve, we have no control over attendance levels and no assurances can be given as to the nature of the reception of future movies by the movie-going public.

As a result, we plan to start a process of refinancing certain loans in the near future. Moreover, we intend to raise the liquidity necessary for the next twelve months from real estate asset monetization. We believe we have more than sufficient marketable real estate assets that can be monetized on a timely basis and at the values required to meet our funding needs over the next twelve months. After having sold eight separate property assets since 2021, we have demonstrated our ability to complete real estate asset monetizations.

Into 2025, we continue to take action to raise liquidity, paying down bank debt by $16.6 million using proceeds from asset monetizations. On January 31, 2025, we repaid our $10.5 million Westpac loan. On February 5, 2025, we repaid $6.1 million of our Bank of America facility, taking the balance to $8.7 million due on August 18, 2025. On February 26, 2025, we exercised our option to extend our Valley National debt to October 1, 2025. Our $12.4 million NAB bridging facility matures on April 30, 2025, which we expect to repay upon the anticipated sale of our Cannon Park property in mid-April 2025.

In conclusion, as of the date of issuance of these financial statements, based on our evaluation of ASC 205-40 Going Concern and the current conditions and events, considered in the aggregate, and our various plans for enhancing liquidity and the extent to which those plans are progressing, we conclude that our plan to raise sufficient liquidity primarily through certain real estate asset monetizations to the extent needed is probable of being implemented to the extent required such that that this alleviates the substantial doubt about our Company’s ability to continue as a going concern.

Impairment Considerations

Our Company considers that the events and factors described above continue to constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2024, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. This was due to our improved financial performance at the asset group level, and our more favorable expectations for future trading. No impairment charges were recorded in 2023. We recorded impairment charges of $1.5 million in 2022 against certain cinemas whose performance had not improved commensurate with the wider group. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with of the residual impacts COVID-19 and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2024. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with the residual impacts of COVID-19 and as a result, actual results may materially differ from management’s estimates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include the accounts of our wholly owned subsidiaries. We have also consolidated the following entities that are not wholly owned for which we have control:

•Australia Country Cinemas Pty, Limited, a company in which we own a 75% interest and whose only assets are our leasehold cinema at Dubbo, Australia and our owned cinema at Townsville, Australia;

•Sutton Hill Properties, LLC (“SHP”), a company based in New York in which we own a 75% interest and whose only asset is the fee interest in the Cinemas 123; and,

• Shadow View Land and Farming, LLC in which we own a 50% controlling membership interest and whose only asset was a 202-acre land parcel in Coachella, California which was sold in March 2021. The company is in the process of winding up.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Hence, actual results may differ from those estimates. Significant estimates and assumptions include:

(i)projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles);

(ii)recoverability of our deferred tax asset;

(iii)estimation of our Incremental Borrowing Rate (“IBR”) as relates to the valuation of our right-of-use assets and lease liabilities;

(iv)valuations of our derivative instruments, and;

(v)estimation of gift card and gift certificate breakage where we have concluded that the likelihood of redemption is remote.

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

•Loyalty Income - a component of revenue from members of our loyalty programs relating to the earning of loyalty rewards is deferred until such a time as members redeem rewards, or until we believe the likelihood of redemption by the member is remote. Deferral is based on the estimated fair value of a loyalty point, the number of member points accumulated, and the likelihood of redemption as determined by historical redemption data, and;

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

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant. At December 31, 2024 and 2023, our restricted cash balance was $2.7 million and $2.5 million, respectively.

Derivative Financial Instruments

From time to time, we purchase interest rate derivative instrfuments to hedge the interest rate risk that results from the variability of certain of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. Derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statements of Operations or, in the case of accounting hedges, in Other Comprehensive Income and then reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings. The cash flows from interest rate derivatives are classified as cashflows provided by operating activities in the Consolidated Cashflow Statement, as are the hedged transactions. As of December 31, 2024 we had derivative positions designated as accounting hedges of ($137,000). As of December 31, 2023, we had no derivative positions designated as accounting hedges.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the year ended December 31, 2024, based on historical information and projected cash flow. No impairment losses were recorded in 2023. We recorded $1.5 million of impairment losses against long-lived and finite-lived intangible assets in 2022. This impairment was recorded against cinemas whose performance had not improved commensurate to the rest of our portfolio.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2024.

For a detailed discussion of our impairment assessments, refer to Note 2.

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

Land and Property Held for Sale

When a property is classified as held for sale, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. A disposal group may represent a single asset, or multiple assets where a group of assets will be disposed of together as a group in a single transaction. Refer to Note 6 – Real Estate Transactions for details.

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and or financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different. In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized using the effective interest method. Net deferred financing costs are presented as a reduction in the associated debt account (see Note 13 – Borrowings).

Film Rental Costs

Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors.

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $1.7 million, $1.6 million, and $1.4 million in 2024, 2023, and 2022, respectively.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease payments for our cinema operating leases consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our country-specific incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any prepaid lease payments made and excludes lease incentives received. Our leases have remaining lease terms of 1 to 20 years, with certain leases having options to extend to up to a further 45 years. We include in our ROU assets and lease liabilities those options to extend or not to terminate where it is reasonably certain that we will exercise those option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Subsequent amortization of the right of use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the term of the lease. A finance lease right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or the lease term, and interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability.

We have lease agreements with lease and non-lease components, which we do not separate. Such items, for example property taxes and insurances, are accounted for on an accrual basis. For certain equipment leases, such as cinema equipment, we account for the lease and non-lease components as a single lease component.

As a result of the impacts of COVID-19, we have obtained certain concessions from our landlords. Where we have obtained rent concessions from our landlords, or provided concessions to our tenants, we have elected not to perform the standard Topic 842 modification evaluation where the concession does not result in the total consideration required by the contract being substantially the same or less than the total consideration originally required by the contract. We have elected to account for these concessions as if there have been no changes to the underlying contracts, thereby recognizing abatements secured as variable lease expenses, and increasing payables for lease payment deferrals.

As Lessor

As part of our real estate operations, we own certain real estate property in the U.S., Australia and New Zealand which we lease to third parties. These leases vary in length between 1 and 20 years, with certain leases containing options to extend at the behest of the applicable tenants.

Lease revenue is substantially fixed rent. Certain leases include variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics. None of our leases grant any right to the tenant to purchase the underlying asset.

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

Share-based Compensation

The determination of the compensation cost for our share-based awards (primarily in the form of stock options or restricted stock units) is made at the grant date based on the estimated fair value of the award, and such cost is recognized over the grantee’s requisite service period (which typically equates to our vesting term). Previously recognized compensation cost shall be reversed for any forfeited award to the extent unvested at the time of forfeiture. Refer to Note 17 – Share-based Compensation and Repurchase Plans for further details.

Treasury Shares

Prior to March 2020, we repurchased our own Class A common shares as part of a publicly announced stock repurchase plan. We account for these repurchases using the cost method and present these as a separate line within the Stockholders’ Equity section in our consolidated balance sheets. Refer to Note 17 – Share-based Compensation and Repurchase Plans for further details of our stock repurchase plan.

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

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred. For the years ended December 31, 2024, 2023, and 2022, we recorded gains/(losses) relating to litigation settlements of $450,000, ($265,000) and $40,000, respectively.

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

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars. Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2024:

	As of and for the year ended December 31, 2024	As of and for the year ended December 31, 2023	As of and for the year ended December 31, 2022
Spot Rate
Australian Dollar	0.6185	0.6828	0.6805
New Zealand Dollar	0.5596	0.6340	0.6342
Average Rate
Australian Dollar	0.6596	0.6647	0.6946
New Zealand Dollar	0.6051	0.6145	0.6357

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

New Accounting Standards and Accounting Changes

Recently Adopted and Issued Accounting Pronouncements

Adopted:

ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures

On December 16, 2024, we adopted ASU 2023-07: Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU expends the disclosures required by public entities for reportable segments. Adoption of the ASU has had no material effect on our consolidated financial statements from a recognition and measurement perspective, and has not altered our reportable segments, but has enhanced our disclosure of certain expenses and profitability measurement.

NOTE 4 – SEGMENT REPORTING

We report information about operating segments in accordance with ASC 280-10 Segment Reporting, which requires financial information to be reported based on the way management organizes segments with a company for making operating decisions and evaluating performance. We have organized our business into two reportable segments, being cinema exhibition and real estate.

Our cinema exhibition segment aggregates all our cinemas, both leased and owned, across the United States, Australia and New Zealand. Each of our cinemas earns revenue through the sale of movie tickets, food and beverage, screen advertising, merchandise, gift card and loyalty membership, and other ancillary sales. The segment also earns revenue through service fees related to online ticket sales. Expenses are incurred through film rent, wages and salaries, food and beverage costs, occupancy costs, utilities, and other ancillary costs. We further organize this segment by geography, as while all our cinemas are engaged in substantially the same business activities, each geography is subject to its own unique regulatory and business conditions.

Our real estate segment aggregates all our retail, commercial and live venue real estate assets across Australia, New Zealand, and the United States. Our retail and commercial real estate assets earn revenue through the leasing or licensing of space to third party tenants.

Our live theater assets in the United States earn revenue through leasing or licensing space to third party production companies, an activity we consider sufficiently similar to our broader real estate base to support inclusion in our real estate segment. Our live theatre operations also earn revenue by providing front of house and box office services and through concession sale of food and beverage. All of our real estate assets incur expenses from property maintenance, utilities, taxes, and other costs of maintaining real estate and in some cases third party property management. Most of our real estate is currently self managed.

Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our President, Chief Executive Officer and Vice Chair of Board and Director, the chief operating decision-maker (“CODM”) of the Company. The CODM is responsible for the allocation of resources to, and the assessment of the performance of, our operating segments. The CODM determines, among other things:

-the execution, renewal or termination of cinema leases

-the execution, renewal or termination of third-party tenant leases

-significant capital expenditures

-internal resource allocation

-operational budgets.

Segment operating income is a key measure of profit or loss used by the CODM to assess segment performance and allocate resources. Segment operating income includes certain amounts charged by our real estate segment to our cinema exhibition segment where a cinema exhibition is a tenant of the real estate segment. These charges are eliminated for consolidated financial statement purposes in the consolidated income statement, but are presented gross to the CODM. We do not report asset information by segment because that information is not used to evaluate the performance or allocate resources between segments.

The tables below summarize the results of operations for each of our business segments, presenting a reconciliation of segment revenue to operating segment income, and the impact of inter-segment transactions.

	2024			2023			2022
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$195,130	$15,397	$210,527	$207,641	$15,103	$222,744	$191,321	$11,794	$203,115
Inter-segment revenue (1)	—	4,609	4,609	—	4,767	4,767	—	5,023	5,023
Total segment revenue	195,130	20,006	215,136	207,641	19,870	227,511	191,321	16,817	208,138
Operating expense
Operating Expense - Third Party	(179,377)	(9,243)	(188,620)	(187,418)	(8,763)	(196,181)	(178,768)	(8,947)	(187,715)
Inter-Segment Operating Expenses (1)	(4,609)	—	(4,609)	(4,767)	—	(4,767)	(5,023)	—	(5,023)
Total of services and products (excluding depreciation and amortization)	(183,986)	(9,243)	(193,229)	(192,185)	(8,763)	(200,948)	(183,791)	(8,947)	(192,738)
Depreciation and amortization	(10,232)	(5,160)	(15,392)	(11,335)	(6,376)	(17,711)	(13,351)	(6,495)	(19,846)
Impairment of long-lived assets	—	—	—	—	—	—	(1,549)	—	(1,549)
General and administrative expense	(3,709)	(924)	(4,633)	(3,997)	(940)	(4,937)	(4,346)	(869)	(5,215)
Total operating expense	(197,927)	(15,327)	(213,254)	(207,517)	(16,079)	(223,596)	(203,037)	(16,311)	(219,348)
Segment operating income (loss)	$(2,797)	$4,679	$1,882	$124	$3,791	$3,915	$(11,716)	$506	$(11,210)

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of cinema exhibition segment revenue to segment operating income for the financial years ended December 31, 2024, 2023 and 2022 is as follows:

we			Year Ended
(Dollars in thousands)			December 31, 2024	December 31, 2023	December 31, 2022
REVENUE
	United States	Admissions revenue	$55,782	$63,662	$53,495
		Concessions revenue	34,314	38,884	33,859
		Advertising and other revenue	9,842	11,252	9,729
			$99,938	$113,798	$97,083

	Australia	Admissions revenue	$48,186	$48,630	$48,734
		Concessions revenue	27,670	26,119	26,276
		Advertising and other revenue	6,176	5,276	4,882
			$82,032	$80,025	$79,892

	New Zealand	Admissions revenue	$7,663	$8,509	$8,841
		Concessions revenue	4,375	4,585	4,728
		Advertising and other revenue	1,122	724	777
			$13,160	$13,818	$14,346

	Total revenue		$195,130	$207,641	$191,321

OPERATING EXPENSE
	United States	Film rent and advertising cost	$(30,315)	$(34,182)	$(29,975)
		Food & beverage cost	(9,071)	(10,070)	(8,975)
		Occupancy expense	(22,516)	(25,090)	(24,792)
		Labor cost	(17,323)	(17,397)	(15,357)
		Utilities	(5,973)	(6,856)	(7,087)
		Cleaning and maintenance	(6,664)	(8,155)	(8,832)
		Other operating expenses	(7,948)	(9,459)	(7,762)
			$(99,810)	$(111,209)	$(102,780)

	Australia	Film rent and advertising cost	$(22,124)	$(21,814)	$(22,281)
		Food & beverage cost	(6,141)	(5,609)	(5,404)
		Occupancy expense	(18,086)	(17,207)	(17,356)
		Labor cost	(14,040)	(13,243)	(13,037)
		Utilities	(2,861)	(2,545)	(2,455)
		Cleaning and maintenance	(5,069)	(4,696)	(4,574)
		Other operating expenses	(3,597)	(3,313)	(2,895)
			$(71,918)	$(68,427)	$(68,002)

	New Zealand	Film rent and advertising cost	$(3,474)	$(3,858)	$(3,990)
		Food & beverage cost	(947)	(911)	(915)
		Occupancy expense	(3,106)	(3,081)	(3,140)
		Labor cost	(2,385)	(2,417)	(2,526)
		Utilities	(394)	(435)	(464)
		Cleaning and maintenance	(886)	(971)	(923)
		Other operating expenses	(1,066)	(876)	(1,051)
			$(12,258)	$(12,549)	$(13,009)

	Total operating expense		$(183,986)	$(192,185)	$(183,791)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
	United States	Depreciation and amortization	$(5,011)	$(5,911)	$(7,194)
		Impairment expense	—	—	(1,549)
		General and administrative expense	(2,368)	(2,502)	(2,749)
			$(7,379)	$(8,413)	$(11,492)

	Australia	Depreciation and amortization	$(4,763)	$(4,824)	$(5,348)
		General and administrative expense	(1,325)	(1,495)	(1,597)
			$(6,088)	$(6,319)	$(6,945)

	New Zealand	Depreciation and amortization	$(458)	$(600)	$(809)
		General and administrative expense	(16)	—	—
			$(474)	$(600)	$(809)

	Total depreciation, amortization, general and administrative expense		$(13,941)	$(15,332)	$(19,246)

OPERATING INCOME (LOSS) - CINEMA
	United States		$(7,251)	$(5,824)	$(17,189)
	Australia		4,026	5,279	4,945
	New Zealand		428	669	528
	Total Cinema operating income (loss)		$(2,797)	$124	$(11,716)

A reconciliation of real estate segment revenue to segment operating income for the financial years ended December 31, 2024, 2023 and 2022 is as follows:

		Year Ended
(Dollars in thousands)		December 31, 2024	December 31, 2023	December 31, 2022
REVENUE
United States	Live theater rental and ancillary income	$2,024	$1,803	$1,729
	Property rental income	4,221	4,395	1,308
		6,245	6,198	3,037
Australia	Property rental income	12,341	12,163	12,246
New Zealand	Property rental income	1,420	1,509	1,534
Total revenue		$20,006	$19,870	$16,817

OPERATING EXPENSE
United States	Live theater cost	$(1,024)	$(765)	$(923)
	Occupancy expense	(694)	(789)	(787)
	Utilities	(116)	(184)	(123)
	Cleaning and maintenance	(183)	(170)	(108)
	Other operating expenses	(1,096)	(1,237)	(1,056)
		$(3,113)	$(3,145)	$(2,997)

Australia	Occupancy expense	$(1,988)	$(1,956)	$(2,057)
	Labor cost	(247)	(218)	(256)
	Utilities	(72)	(73)	(81)
	Cleaning and maintenance	(983)	(927)	(1,058)
	Other operating expenses	(929)	(892)	(779)
		$(4,219)	$(4,066)	$(4,231)

New Zealand	Occupancy expense	$(474)	$(418)	$(401)
	Labor cost	(22)	(99)	(99)
	Utilities	(62)	(53)	(52)
	Cleaning and maintenance	(44)	(33)	(71)
	Other operating expenses	(1,309)	(949)	(1,096)
		(1,911)	(1,552)	(1,719)

Total operating expense		$(9,243)	$(8,763)	$(8,947)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,628)	$(3,104)	$(2,985)
	General and administrative expense	(866)	(700)	(695)
		(3,494)	(3,804)	(3,680)

Australia	Depreciation and amortization	$(2,091)	$(2,514)	$(2,683)
	General and administrative expense	(58)	(240)	(174)
		(2,149)	(2,754)	(2,857)

New Zealand	Depreciation and amortization	(441)	(758)	(827)
	General and administrative expense	—	—	—
		(441)	(758)	(827)

Total depreciation, amortization, general and administrative expense		$(6,084)	$(7,316)	$(7,364)

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$(362)	$(751)	$(3,640)
Australia		5,973	5,343	5,158
New Zealand		(932)	(801)	(1,012)
Total real estate operating income (loss)		$4,679	$3,791	$506

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2024	2023	2022
Segment operating income (loss)	$1,882	$3,915	$(11,210)
Unallocated corporate expense:
Depreciation and amortization expense	(387)	(711)	(1,072)
General and administrative expense	(15,528)	(15,235)	(16,201)
Interest expense, net	(21,154)	(19,418)	(14,392)
Equity earnings (loss) of unconsolidated joint ventures	(387)	456	271
Gain (loss) on sale of assets	(1,371)	562	(54)
Other (expense) income	1,528	(164)	6,817
Income (loss) before income taxes	$(35,417)	$(30,595)	$(35,841)

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	December 31,
(Dollars in thousands)	2024	2023
By segment:
Cinema	$191,008	$230,337
Real estate	207,044	236,213
Corporate (1)	72,959	66,501
Total assets	$471,011	$533,051
By country:
United States	$264,284	$291,581
Australia	167,667	193,899
New Zealand	39,060	47,571
Total assets	$471,011	$533,051

(1)Corporate Assets includes cash and cash equivalents of $12.3 million and $12.9 million as of December 31, 2024 and 2023, respectively.

The following table sets forth our operating properties by country:

	December 31,
(Dollars in thousands)	2024	2023
United States	$146,531	$153,545
Australia	59,081	90,221
New Zealand	9,082	18,651
Total operating property	$214,694	$262,417

The table below summarizes capital expenditures for the three years ended December 31, 2024:

(Dollars in thousands)	2024	2023	2022
Segment capital expenditures	$2,028	$4,711	$9,780
Corporate capital expenditures	—	—	—
Total capital expenditures	$2,028	$4,711	$9,780

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2024:

(Dollars in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(35,301)	$(30,673)	$(36,184)
Denominator:
Weighted average shares of common stock – basic	22,401,662	22,222,635	22,020,921
Weighted average dilutive impact of stock-based awards	—	—	—
Weighted average shares of common stock – diluted	22,401,662	22,222,635	22,020,921
Basic earnings (loss) per share	$(1.58)	$(1.38)	$(1.64)
Diluted earnings (loss) per share	$(1.58)	$(1.38)	$(1.64)
Awards excluded from diluted earnings (loss) per share	1,047,592	1,329,795	1,262,822

Outstanding awards of 1,047,592 shares for the year ended December 31, 2024 and 1,329,795 shares for the year ended December 31, 2023, were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

NOTE 6 – REAL ESTATE TRANSACTIONS

Discussed below are the real estate transactions affecting the presentation in our consolidated balance sheets as of December 31, 2024 and 2023, and the profitability determination in our consolidated statements of income for the three years ended December 31, 2024, 2023 and 2022.

Real Estate Monetizations

Between the fourth quarter of 2020 and the fourth quarter of 2024, we monetized the following real estate assets: The Auburn/Redyard Entertainment Themed Center (“ETC”), Manukau (land), Coachella (land), the Royal George Theatre, our property in Maitland, New South Wales, our Invercargill, New Zealand cinema and associated ancillary land, and our office building in Culver City. See also Note 22 Subsequent Events regarding the monetization of our properties in Wellington, New Zealand, and the potential monetization of our property in Townsville, Queensland, Australia.

In the second quarter of 2023, we classified our 2483 Trenton Avenue, Williamsport, Pennsylvania, property as held for sale. In the second quarter of 2024, we further classified as held for sale our Cannon Park ETC, our Courtenay Central ETC and associated land and improvements, and our Rotorua land and improvements. Our Rotorua land and improvements were removed from held for sale in the fourth quarter of 2024.

Culver City, Los Angeles

On February 23, 2024, we monetized our office building 5995 Sepulveda Blvd, for $10.0 million. The proceeds were used to discharge the $8.3 million first mortgage on the property and for working capital.

The loss on sale of this property is calculated as follows:

March 31,
(Dollars in thousands)	2024
Sales price	$10,000
Net book value	(10,800)
Loss on sale, gross of direct costs	(800)
Direct sale costs incurred	(325)
Loss on sale, net of direct costs	$(1,125)

Maitland, New South Wales

On October 25, 2023, we monetized our property in Maitland, NSW, Australia, for $1.8 million (AU$2.8 million). The property consisted of a cinema building and associated land. The purchaser leased back the Reading Cinema to our Company on a short term basis.

The gain on sale of this property is calculated as follows:

December 31
(Dollars in thousands)	2023
Sales price	$1,774
Net book value	(835)
Gain on sale, gross of direct costs	939
Direct sale costs incurred	(139)
Gain on sale, net of direct costs	$800

Asset Groups Held for Sale

Cannon Park ETC

In May 2024, we classified our Cannon Park ETC in Townsville, Queensland, Australia, as held for sale at the lower of cost and fair value less costs to sell. The asset group consists of our Cannon Park City Center and Cannon Park Discount Center properties, comprising approximately 9.4-acres. The current book value (as opposed to fair value) of the property is $17.4 million. No adjustments to the book value of the assets were required upon classification as held for sale. We expect to complete the sale April 2025. The asset group is currently subject to an Option to Buy Agreement. See Note 22 Subsequent Events.

Courtenay Central ETC, Wellington, New Zealand

In June 2024, we classified our property assets in Wellington, New Zealand including Courtenay Central, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our Courtenay Central cinema and retail property, along with our Tory and Wakefield Street car parks. The current book value (as opposed to fair value) of the property is $14.5 million. No adjustments to the book value of the assets were required upon classification as held for sale.

On December 20, 2024, we executed a Sale and Purchase Agreement to sell Courtenay Central for $21.3 million. A $3.4 million deposit was received upon execution. The transaction settled on January 31, 2025, with the purchase price balance of $17.9 million received on that date. The transaction qualified as a completed sale under ASC 606 on January 31, 2025, with the transfer of control to the purchaser.

As a part of the sale transaction, we entered into an Agreement to Lease, pursuant to which we have agreed, following seismic upgrading, to lease the cinema component of that property.

Reading Cinema in Rotorua, New Zealand

In June 2024, we classified the land and improvements constituting our Rotorua cinema in Rotorua, New Zealand, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our land, cinema building and the associated improvements. We reclassified this disposal group back to Property, Plant and Equipment on December 20, 2024, as we no longer expect this asset to be sold within 12 months.

2483 Trenton Avenue, Williamsport, Pennsylvania

In June 2023, we classified our approximately 23.9-acre property at 2483 Trenton Avenue, Williamsport, Pennsylvania, as held for sale at the lower of cost and fair value less costs to sell. The current book value (as opposed to fair value) of the property is $460,000. The property is part of our historic railroad operations, consisting of land and an 18,000 square foot industrial building and various rail road improvements. No adjustments to the book value of the assets were required upon classification as held for sale. During 2024 we resolved certain historic title issues and continue to hold this property as held for sale.

Real Estate Acquisitions

Exercise of Option to Acquire Ground Lessee’s Interest in Ground Lease and Improvements Constituting the Village East Cinema

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in the then 13-year ground lease underlying and the real property assets constituent with our Village East Cinema in Manhattan. The purchase price under the option is $5.9 million. The transaction is expected to close April 30, 2025. Further information is at Note 21 – Related Parties.

NOTE 7 – PROPERTIES AND EQUIPMENT

Operating Property, Net

Property associated with our operating activities is summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Land	$47,267	$61,095
Building and improvements	166,451	205,821
Leasehold improvements	49,444	53,984
Fixtures and equipment	143,773	155,156
Construction-in-progress	1,987	4,290
Total cost	408,922	480,346
Less: accumulated depreciation	(194,228)	(217,929)
Operating Properties, net	$214,694	$262,417

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2024 and 2023 are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Building and improvements
Gross balance	$113,424	$127,222
Less: Accumulated depreciation	(21,692)	(23,270)
Net Book Value	$91,732	$103,952

Depreciation expense for operating property was $15.5 million, $18.3 million, and $20.6 million for the year ended December 31, 2024, 2023 and 2022, respectively.

Investment and Development Property

Investment and development property is summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Land	$—	$3,856
Construction-in-progress (including capitalized interest)	—	4,933
Investment and development property, net	$—	$8,789

We did not capitalize any interest charges for the years ended December 31, 2024 or December 31, 2023, pertaining to our on-going development projects.

NOTE 8 – LEASES

As Lessee

The components of lease expense are as follows:

	December 31,
(Dollars in thousands)	2024	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$41	$25	$38
Interest on lease liabilities	5	1	2
Operating lease cost	29,314	32,877	33,422
Variable lease cost	2,809	1,501	619
Total lease cost	$32,169	$34,404	$34,081

Supplemental cash flow information related to leases is as follows:

	December 31,
(Dollars in thousands)	2024	2023
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$44	$31
Operating cash flows for operating leases	25,531	33,611
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,066	$3,094

Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$160,873	$181,542
Operating lease liabilities - current portion	20,747	23,047
Operating lease liabilities - non-current portion	161,702	180,898
Total operating lease liabilities	$182,449	$203,945
Finance leases		—
Property plant and equipment, gross	$217	$232
Accumulated depreciation	(175)	(177)
Property plant and equipment, net	$42	$55
Other current liabilities	43	40
Other long-term liabilities	—	43
Total finance lease liabilities	$43	$83

Other information
Weighted-average remaining lease term - finance leases	1	2
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.86%	4.62%

The Maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2025	$29,167	$45
2026	26,876	—
2027	25,103	—
2028	22,807	—
2029	21,475	—
Thereafter	110,377	—
Total lease payments	$235,805	$45
Less imputed interest	(53,356)	(2)
Total	$182,449	$43

As of December 31, 2024, we have no commitments for leases that are yet to commence.

As Lessor

Lease income relating to operating lease payments was as follows:

	December 31,
(Dollars in thousands)	2024	2023
Components of lease income
Lease payments	$10,919	$11,096
Variable lease payments	742	783
Total lease income	$11,661	$11,879

The book value of underlying assets under operating leases from owned assets was as follows:

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Building and improvements
Gross balance	$113,424	$127,222
Accumulated depreciation	(21,692)	(23,270)
Net Book Value	$91,732	$103,952

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2025	$9,823
2026	10,312
2027	9,826
2028	9,747
2029	9,133
Thereafter	33,484
Total	$82,325

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. The table below summarizes our active investment holdings in two unconsolidated joint ventures:

		December 31,
(Dollars in thousands)	Interest	2024	2023
Mt. Gravatt	33.3%	$3,138	$3,908
Rialto Cinemas	50.0%	—	848
Total Joint Ventures		$3,138	$4,756

Our recorded share of equity earnings (losses) from our investments in unconsolidated joint ventures are as follows:

(Dollars in thousands)	2024	2023	2022
Mt. Gravatt	$479	$526	$392
Rialto Cinemas	(866)	(70)	(121)
Total equity earnings	$(387)	$456	$271

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a sixteen-screen multiplex cinema in Australia.

Rialto Cinemas

We own an undivided 50.0% interest in the assets and liabilities of the Rialto Entertainment joint venture that owns and operates two (2) movie theaters, with 13 screens in New Zealand. In December 2024 we fully impaired our investment in this joint venture, as its performance has not recovered to the extent that we believe its reduced performance is other than temporary. We recorded this impairment to ‘equity earnings (losses) from our investments in unconsolidated joint ventures’ in the consolidated income statement.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2023	$20,280	$5,224	$25,504
Foreign currency translation adjustment	31	—	31
Balance at December 31, 2023	$20,311	$5,224	$25,535
Foreign currency translation adjustment	(1,823)	—	(1,823)
Balance at December 31, 2024	$18,488	$5,224	$23,712

The Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. To test the impairment of goodwill, the Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2024. The assessment results, as described at Note 2, indicated that there is no impairment to our goodwill as of December 31, 2024.

The tables below summarize intangible assets other than goodwill:

	December 31, 2024
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,349	$23,831
Less: accumulated amortization	(10,290)	(8,102)	(3,639)	(22,031)
Less: impairment charges	—	—	—	—
Net intangible assets other than goodwill	$168	$922	$710	$1,800

	December 31, 2023
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$11,283	$9,024	$4,400	$24,707
Less: accumulated amortization	(11,089)	(7,961)	(3,611)	(22,661)
Less: impairment charges	—	—	(8)	(8)
Net intangible assets other than goodwill	$194	$1,063	$781	$2,038

Beneficial leases relate to our operations as lessor. Trade names are amortized using an accelerated amortization method over an estimated useful life of 30 years, and other intangible assets over their estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $745,000 and $741,000 as of December 31, 2024 and 2023).

For the years ended December 31, 2024, 2023, and 2022, our amortization expense was $247,000, $297,000, and $588,000, respectively.

As of December 31, 2024, the estimated amortization expense for our amortizable intangibles, in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2025	$140
2026	127
2027	116
2028	106
2029	96
Thereafter	470
Total future amortization expense	$1,055

NOTE 11 – PREPAID AND OTHER ASSETS

Prepaid and other assets are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Prepaid and other current assets
Prepaid expenses	$1,473	$1,813
Prepaid taxes	853	802
Income taxes receivable	—	—
Prepaid rent	14	—
Deposits	314	249
Investments in marketable securities	14	17
Total prepaid and other current assets	$2,668	$2,881
Other non-current assets
Other non-cinema and non-rental real estate assets	$674	$674
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,279	7,445
Long-term deposits	8	8
Total non-current assets	$8,799	$8,965

NOTE 12 - INCOME TAXES

Income before income taxes includes the following:

(Dollars in thousands)	2024	2023	2022
United States	$(30,056)	$(29,986)	$(40,087)
Foreign	(4,974)	(1,065)	3,975
Income (loss) before income taxes and equity earnings of unconsolidated joint ventures	$(35,030)	$(31,051)	$(36,112)
Equity earnings of unconsolidated joint ventures:
United States	—	—	—
Foreign	(387)	456	271
Income (loss) before income taxes	$(35,417)	$(30,595)	$(35,841)

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2024	2023	2022
Current income tax expense (benefit)
Federal	$—	$(800)	$(97)
State	42	49	19
Foreign	1,441	927	(487)
Total	1,483	176	(565)
Deferred income tax expense (benefit)
Federal	2	2	2
State	—	(2)	2
Foreign	(1,004)	414	1,380
Total	(1,002)	414	1,384
Total income tax expense (benefit)	$481	$590	$819

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Deferred Tax Assets:
Net operating loss carry-forwards	$37,162	$31,820
Foreign Tax Credit	3,743	3,743
Compensation and employee benefits	3,210	2,972
Deferred revenue	2,863	2,912
Accrued expenses	22,926	18,221
Lease obligations	39,477	47,666
Land and property	3,450	2,412
Other	51	—
Total Deferred Tax Assets	112,882	109,746
Deferred Tax Liabilities:
Lease liabilities	(44,363)	(48,927)
Accrued taxes	(588)	(632)
Intangibles	(450)	(442)
Other	—	(359)
Total Deferred Tax Liabilities	(45,401)	(50,360)
Net deferred tax assets before valuation allowance	67,480	59,386
Valuation allowance	(66,527)	(59,087)
Net deferred tax asset	$953	$299

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2024, based on all available evidence, we believe the U.S. and state deferred tax assets do not support a conclusion of being more-likely-than-not to be realized. Accordingly, we recorded an increase to valuation allowance of $7.0 million. We reassess the valuation allowance quarterly and a tax benefit is recorded if future evidence allows for a partial or full release of the valuation allowance.

As of December 31, 2024, we had the following carry-forwards:

•approximately $100.0 million in Federal loss carry-forwards with no expiration date;

•approximately $71.8 million in California loss carry-forwards expiring in 2044;

•approximately $40.7 million in Hawaii loss carry-forwards expiring in 2044;

•approximately $4.5 million in New Jersey state loss carry-forwards expiring in 2044;

•approximately $56.3 million in New York state loss carry-forwards expiring in 2044;

•approximately $48.0 million in New York city loss carry-forwards expiring in 2044; and,

We expect no substantial limitations on the future use of U.S. loss carry-forwards.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences is as follows:

(Dollars in thousands)	2024	2023	2022
Expected tax provision	$(7,276)	$(6,425)	$(7,526)
Increase (decrease) in tax expense resulting from:
Foreign tax rate differential	(399)	30	384
Change in valuation allowance	6,572	6,781	8,071
State and local tax provision	42	48	21
Prior year adjustment	—	472	(405)
Unrecognized tax benefits	308	(398)	75
Subpart F Income	1,049	—	—
Other	185	82	199
Total income tax expense (benefit)	$481	$590	$819

During the year, the Company completed an internal restructuring of its foreign subsidiaries resulting in a $1.0 million Subpart F income for U.S. income tax.

The undistributed earnings of the Company's Australian subsidiaries are not indefinitely reinvested. Due to the enactment of the Tax Act, future repatriations of foreign earnings will generally not be subject to U.S. federal taxation but may incur minimal state taxes.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2024, 2023, 2022:

(Dollars in thousands)	2024	2023	2022
Unrecognized tax benefits – gross beginning balance	$11,114	$11,454	$11,536
Gross increase (decrease) - prior year tax positions	—	(340)	(82)
Gross increase (decrease) - current year tax positions	—	—	—
Settlements	—	—	—
Unrecognized tax benefits – gross ending balance	$11,114	$11,114	$11,454

As of December 31, 2024 and 2023, if recognized, $11.1 million and $11.1 million respectively, of the unrecognized tax benefits would impact the Company’s effective tax rate.

During the year ended December 31, 2024, we recorded an increase to tax interest of $310,000, resulting in a total $801,000 in interest. During the year ended December 31, 2023, we recorded a decrease to tax interest of $151,000, resulting in a total $491,000 in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2024, revaluation of current uncertain tax positions, and expiring statutes of limitations.

As of December 31, 2024, federal income tax returns for 2021 and after are open for examination. California worldwide unitary income tax returns for 2020 and after are open for examination. The Company’s net operating loss carry-forwards are subject to examination until they are fully utilized or expired. Some of the tax years which the losses originated from are currently closed. Australia income tax returns for calendar years 2020 and after are open for examination. Generally, New Zealand returns for calendar years 2019 and after remain open for examination.

NOTE 13 – BORROWINGS

The Company’s borrowings at December 31, 2024 and 2023, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2024
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,394	8.85%	8.85%
Bank of America Credit Facility (US)	August 18, 2025	14,750	14,750	14,699	10.50%	10.50%
Cinemas 1, 2, 3 Term Loan (US)	April 1, 2025	20,682	20,682	20,594	9.57%	9.57%
Minetta & Orpheum Theatres Loan (US)	June 1, 2025	7,464	7,464	7,446	7.00%	7.00%
Union Square Financing (US) (4)	May 6, 2025	55,000	47,141	47,049	11.78%	11.78%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	July 31, 2026	61,850	61,850	61,740	6.12%	6.12%
NAB Bridge Facility (AU)	April 30, 2025	12,370	12,370	12,361	6.16%	6.16%
Westpac Bank Corporate (NZ) (3)	March 31, 2025	10,543	10,543	10,543	6.95%	6.95%
		$210,572	$202,713	$201,826

(1)Net of deferred financing costs amounting to $0.9 million.

(2)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2024.

(3)This debt was repaid in full on January 31, 2025. See the relevant heading below for discussion regarding this extension.

(4)This loan has an option to extend for one year, which is within our control and we intend to exercise.

	As of December 31, 2023
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,172	9.65%	9.65%
Bank of America Credit Facility (US)	September 4, 2024	20,200	20,200	20,080	11.00%	11.00%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2024	21,008	21,008	20,780	8.84%	8.84%
Minetta & Orpheum Theatres Loan (US)	June 1, 2024	8,000	8,000	8,000	8.34%	8.34%
U.S. Corporate Office Term Loan (US)	January 1, 2027	8,401	8,401	8,356	4.64% / 4.44%	4.64% / 4.44%
Union Square Financing (US)	May 6, 2024	55,000	47,141	46,925	12.53%	12.53%
Purchase Money Promissory Note (US)	September 18, 2024	586	586	586	5.00%	5.00%
Denominated in foreign currency ("FC")(2)
NAB Corporate Term Loan (AU)	July 31, 2025	68,276	68,276	68,173	6.11%	6.11%
Westpac Bank Corporate (NZ)	January 1, 2025	8,775	8,775	8,775	8.20%	8.20%
Total		$218,159	$210,300	$208,847

(1)Net of deferred financing costs amounting to $1.5 million.

(2)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2023.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

(Dollars in thousands)	December 31,
Balance Sheet Caption	2024	2023
Debt - current portion	$69,193	$34,484
Debt - long-term portion	105,239	146,605
Subordinated debt - current portion	--	586
Subordinated debt - long-term portion	27,394	27,172
Total borrowings	$201,826	$208,847

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

During the year ended December 31, 2024, we paid preferred dividends that are included in interest expense to unrelated investors of $2.6 million. We paid $2.5 million in 2023 and paid $1.4 million in 2022. At December 31, 2024 and 2023, we had preferred dividends payable of $406,000 and $443,000, respectively. Interest payments for this loan are required every three months.

Bank of America Credit Facility

As at December 31, 2023, our Bank of America facility matured on September 4, 2024, following a Q1 2023 loan modification, which, among other things, extended the maturity date from March 1, 2024 to September 4, 2024.

We amended this facility on March 27, 2024, to among other terms and conditions, (i) extend the Maturity Date to August 18, 2025, (ii) require a $275,000 principal paydown, (iii) eliminate the minimum liquidity covenant, (iv) reduce the principal amortization amounts and provide a principal holiday period, and (v) require certain paydowns on the sale of certain real estate assets. Interest is charged at 2.5% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest at a rate of 0.5% commenced on January 1, 2024, and continued until December 31, 2024, increasing to 1.5% on January 1, 2025, until the facility is repaid in full. This loan is subject to mandatory prepayment out of a portion of the net proceeds realized by us in the event that we determine to sell certain specified assets. In October 2024, we amended this facility to defer the monthly principal payments required in October, November and December, to the end of 2024. All deferred payments were made as contracted.

Cinemas 1,2,3 Term Loan and Line of Credit

Our Cinemas 1,2,3 Term Loan is held by Sutton Hill Properties LLC (“SHP”), a 75% owned subsidiary of RDI. On September 29, 2023, we extended the maturity of this loan from October 3, 2023, to October 1, 2024, and subsequently executed our six month option to extend this maturity to April 1, 2025. The loan is with Valley National Bank, carries an interest rate of 5.0% above monthly SOFR, with a floor of 7.50%, and includes provisions for a prepaid interest reserve.

On February 26, 2025 we exercised our option to extend our Valley National debt to October 1, 2025. See Note 22 – Subsequent Events.

The related party aspect of this loan is discussed at Note 21 – Related Parties.

Minetta and Orpheum Theatres Loan

On November 1, 2023, our $8.0 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theatres, matured. On August 1, 2024, we extended the maturity of this loan to June 1, 2025. The loan now requires monthly principal and interest payments with a balloon payment of $7.7 million on maturity and carries an interest rate of 7.0%.

Union Square Financing

On May 7, 2021, we closed on a new three-year $55.0 million loan facility with Emerald Creek Capital secured by our 44 Union Square property and certain limited guarantees. Following the phase out of LIBOR, the facility bears a variable interest rate of TERM SOFR plus 6.9% and includes provisions for a prepaid interest and property tax reserve fund. The loan has one remaining 12-month option to extend the maturity to May 6, 2026, and may be repaid at any time, without the payment of any premium. As this option is within our control, we continue to keep the loan classified as long-term.

Debt extinguished during 2024

U.S. Corporate Office Term Loan

We repaid this $8.4 million loan in full in February 2024, with a portion of the proceeds from the sale of our Culver City office building.

Purchase Money Promissory Note

On September 18, 2019, we purchased 407,000 Company shares in a privately negotiated transaction under our Share Repurchase Program for $5.5 million. Of this amount, $3.5 million was paid by the issuance of a Purchase Money Promissory Note, which bears an interest rate of 5.0% per annum, payable in equal quarterly payments of principal plus accrued interest. The Purchase Money Promissory Note matured on September 18, 2024, with the final principal payment made on that date.

Debt denominated in foreign currencies

Australian NAB Corporate Loan Facility and Bridge Loan

Prior to March 31, 2024, our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matured on July 31, 2025. It consisted of (i) an AU$100.0 million Corporate Loan facility at 1.75% above BBSY, of which AU $60.0 million was revolving and AU$40.0 million was core and (ii) a Bank Guarantee Facility of AU$5.0 million at a rate of 1.9% per annum.

On April 4, 2024, we amended this facility, which now matures on July 31, 2026. As part of the amendment, we obtained an additional AU$20.0 million bridge facility which matures on March 31, 2025 (or earlier, upon the sale of certain assets), and modified certain covenants. We are also required, from March 31, 2025, to make quarterly repayments of AU$1.5 million against the AU$100.0 million Corporate Loan facility, until maturity date, representing permanent reductions in that facility’s ceiling. The bank guarantee facility was reduced to AU$3.0 million. No other changes were made. On December 17, 2024, we extended the maturity date of the bridge facility to April 30, 2025.

Effective June 28, 2024, we entered into an Interest Rate Hedging Agreement with NAB on AU$50.0 million of the Corporate Loan Facility. The Interest Rate Collar has a floor of 4.18% and a cap of 4.78%, and terminates on July 31, 2026.

New Zealand Westpac Bank Corporate Credit Facility

As of December 31, 2023, our Westpac Corporate Credit Facility for NZ$13.8 million matured on January 1, 2025. The facility carried an interest rate and line of credit charge of 2.40% above the Bank Bill Bid Rate and 1.65% respectively. Westpac waived the requirement to test certain covenants for each quarter since the third quarter of 2020, including the quarter ending December 31, 2024.

On August 13, 2024, we increased the limit on this facility by NZ$5.0 million to NZ$18.8 million. On December 20, 2024, we extended the maturity date to March 31, 2025.

On January 31, 2025, we repaid this loan in full using a portion of the proceeds from the monetization of our Wellington assets including Courtenay Central.

Aggregate amount of future principal debt payments

As of December 31, 2024, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2025	$69,520
2026	105,280
2027	27,913
2028	--
2029	--
Thereafter	--
Total future principal debt payments	$202,713

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represent a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

NOTE 14 – PENSION AND OTHER LIABILITIES

Other liabilities including pension are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Current liabilities
Lease liability(2)	5,900	5,900
Accrued pension(1)	500	684
Security deposit payable	117	74
Finance lease liabilities	43	40
Other	33	33
Other current liabilities	$6,593	$6,731
Other liabilities
Accrued pension(1)	2,312	2,646
Lease make-good provision	5,908	6,050
Deferred rent liability	3,786	1,314
Environmental reserve	1,656	1,656
Acquired leases	—	2
Finance lease liabilities	—	43
Other non-current liabilities	$13,662	$11,711

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

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $2.8 million and $3.3 million as of December 31, 2024 and 2023, respectively. The benefits of our pension plans are fully vested and therefore no service costs were recognized in 2024 and 2023. Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Benefit obligation at January 1	$3,330	$3,822
Service cost
Interest cost	165	191
Payments made	(683)	(683)
Benefit obligation at December 31	$2,812	$3,330
Unfunded status at December 31	$(2,812)	$(3,330)

Amounts recognized in the balance sheet consists of:

	December 31,
(Dollars in thousands)	2024	2023
Current liabilities	$547	$519
Other liabilities - Non current	2,265	2,811
Total pension liability	$2,812	$3,330

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Net periodic benefit cost
Interest cost	$165	$191
Amortization of prior service costs	—	—
Amortization of net actuarial gain	172	153
Net periodic benefit cost	$337	$344
Items recognized in other comprehensive income
Net loss	$—	$—
Amortization of net loss	(172)	(153)
Total recognized in other comprehensive income	$(172)	$(153)
Total recognized in net periodic benefit cost and other comprehensive income	$165	$191

Items not yet recognized as a component of net periodic pension cost consist of the following:

	December 31,
(Dollars in thousands)	2024	2023
Unamortized actuarial loss	$1,497	$1,669
Accumulated other comprehensive income	$1,497	$1,669

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2024:

(Dollars in thousands)	Estimated Future Pension Payments
2025	$547
2026	576
2027	607
2028	638
2029	444
Thereafter	—
Total pension payments	$2,812

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

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2024	As of and for the year ended December 31, 2023
Lease make-good provision, at January 1	$6,050	$6,131
Liabilities incurred during the year	59	45
Liabilities settled during the year	(71)	(408)
Liabilities remeasured during the year	—	(24)
Accretion expense	266	292
Effect of changes in foreign currency	(396)	14
Lease make-good provision, at December 31	$5,908	$6,050

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – NON-CONTROLLING INTERESTS

As of December 31, 2024, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

•Australia Country Cinemas Pty Ltd. – 25% non-controlling interest owned by Panorama Group International Pty.;

•Shadow View Land and Farming, LLC – 50% non-controlling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) or the James J. Cotter Sr. Living Trust (the “Cotter Trust”); and,

•Sutton Hill Properties, LLC – 25% non-controlling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of non-controlling interest are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Australian Country Cinemas, Pty Ltd	$128	$76
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(552)	(165)
Non-controlling interests in consolidated subsidiaries	$(426)	$(91)

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2024	2023	2022
Australian Country Cinemas, Pty Ltd	$61	$51	$70
Shadow View Land and Farming, LLC	—	1	(4)
Sutton Hill Properties, LLC	(658)	(564)	(542)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$(597)	$(512)	$(476)

Shadow View Land and Farming, LLC

On March 5, 2021, Shadow View Land and Farming, LLC, sold its only asset, being certain land holdings in Coachella, California, for $11.0 million and is currently in the process of winding up and liquidating. See Note 6 Real Estate Transactions.

NOTE 17 – SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLANS

2020 Stock Incentive Plan

On December 5, 2024, the Company, as approved by the Company’s stockholders, amended the 2020 Stock Incentive Plan (as amended the “2020 Plan”). Under the 2020 Plan, the number of permitted authorized shares for issuance increased from 2,221,807 shares to 5,721,807 shares. Additional shares may be added to the number of authorised shares as derived from shares forfeited from prior plans, such that the number of shares issued shall not exceed 6,556,053 shares.

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At December 31, 2024, there were 5,721,807 shares of Class A Common Stock available for issuance under the 2020 Plan, which includes shares from the 2010 Plan that become available for issuance due to the forfeiture of then outstanding out of the money stock options.

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

Stock options to purchase 207,657 shares of Class A Common Stock were issued to the non-employee members of the Board of Directors upon their re-election to the Board in December 2024 for their services for their 2025 term. No other stock options were granted in 2024 to directors. On June 6, 2024, we issued options to purchase 1,264,603 shares of Class A Common Stock to our senior executives. These options have a one-year vesting and a ten-year term and were granted in lieu of cash bonuses which would otherwise have been paid under our Company's Incentive Compensation Program. No other stock options were granted during 2024 to employees.

The weighted average assumptions used in the option-valuation model for option grants for the years 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Stock option exercise price	$1.49	$1.92	$—
Risk-free interest rate	4.26%	4.12%	0.00%
Expected dividend yield	—	—	—
Expected option life in years	5.50	5.50	—
Expected volatility	55.26%	53.20%	0.00%
Weighted average fair value	$0.81	$1.01	$—

We recorded stock-based compensation expense of $783,000, $50,000, and $212,000 for 2024, 2023, and 2022, respectively. At December 31, 2024, the total unrecognized estimated compensation cost related to non-vested stock options was $626,000 which is expected to be recognized over a weighted average vesting period of 9.65 years. No cash was received from option exercises in 2024, 2023 or 2022.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2024:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2022	517,344	—	$15.42	$—	1.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—		—
Expired	(189,846)	—	14.63	—
Outstanding - December 31, 2022	327,498	—	$15.87	$—	1.24	$—
Granted	207,657	—	1.92	—
Exercised	—	—	—	—		—
Expired	(122,376)	—	—	—
Outstanding - December 31, 2023	412,779	—	$14.19	$—	1.79	$—
Granted	1,499,755	—	1.49	—
Exercised	—	—	—	—		—
Expired	(205,122)	—	—	—
Outstanding - December 31, 2024	1,707,412	—	$1.63	$—	9.44	$—

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2024, 2023 and 2022:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2024	207,657	—	$0.48	$—	8.94	$—
December 31, 2023	205,122	—	15.92	—	0.56	—
December 31, 2022	276,218	—	15.81	—	1.17	—
Unvested
December 31, 2024	1,499,755	—	$1.62	$—	9.44	$—
December 31, 2023	207,657	—	4.54	—	1.79	—
December 31, 2022	51,281	—	16.15	—	1.24	—

Restricted Stock Units

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

During the years ended December 31, 2024 and December 31, 2023, we recognized compensation expense related to RSUs of $1.6 million and $1.8 million respectively. The total unrecognized compensation expense related to these unvested RSUs was $2.0 million as of December 31, 2024.

Below is a table that shows the restricted stock units that have been issued and vested during the years ending December 31, 2024 along with the dollar value of these awards:

	Number of RSUs				$ value of RSUs
	Granted	Vested	Forfeited	Unvested	Granted	Vested	Forfeited	Unvested
2016	68,153	67,372	781	—	$815,160	$805,759	$9,400	$—
2017	70,538	70,006	532	—	1,124,348	1,115,852	8,496	—
2018	97,600	94,426	3,174	—	1,581,512	1,529,648	51,864	—
2019	59,258	56,154	3,104	—	944,070	894,065	50,005	—
2020	401,966	373,708	28,258	—	2,281,899	2,111,059	170,840	—
2021	361,593	283,280	28,456	49,858	2,185,222	1,682,339	182,736	320,147
2022	502,582	224,716	47,265	230,601	1,998,505	839,804	197,095	961,606
2023	671,682	231,151	17,557	422,974	2,173,049	747,965	56,719	1,368,365
2024	—	—	—	—	—	—	—	—
Total	2,233,372	1,400,813	129,127	703,433	$13,103,765	$9,726,491	$727,155	$2,650,118

Stock Repurchase Plan

Our Stock Repurchase Program expired on March 10, 2024. It has not been renewed. No stock has been repurchased by our Company since March 10, 2020.

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items(1)	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs(2)	Hedge Accounting Reserve(3)	Total
Balance at January 1, 2024	$(986)	$(18)	$(1,669)	$—	$(2,673)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(137)	(137)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net change related to derivatives	—	—	—	(137)	(137)

Net current-period other comprehensive income	(4,535)	—	172	(137)	(4,500)
Balance at December 31, 2024	$(5,521)	$(18)	$(1,497)	$(137)	$(7,173)

(1)Net of income tax expense of $126,000.

(2)Net of income tax expense of $36,000.

(3)Net of income tax of $66,000

NOTE 19 – FAIR VALUE MEASUREMENTS

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

•Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of December 31, 2024 and 2023, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

ii.Goodwill, Other Intangibles and Other Long-lived Assets – refer to the “Impairment of Long-Lived Assets” section in Note 3 – Summary of Significant Accounting Policies for a description of valuation methodology used for fair value measurements of goodwill, intangible assets and long-lived assets. Given this category represents several lines in our Consolidated Balance Sheet and since the recorded values agree to fair values, we did not include this in the subsequent tables presented.

Also, our Level 1 financial instruments include cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying values of these financial instruments approximate the fair values due to their short maturities. There have been no changes in the methodologies used at December 31, 2024 and 2023. Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the three years ended December 31, 2024.

Recurring Fair Value Measurements

As of December 31, 2024 we had derivative instruments to the notional value of $33.0 million, carried and measured at fair value on a recuring basis of ($137,000). As of December 31, 2023, our Company held no derivative instruments

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$174,800	$—	$—	$174,994	$174,994
Subordinated debt	Subordinated debt - current and long-term portion	27,913	—	—	27,867	27,867
Total		$202,713	$—	$—	$202,861	$202,861

		Carrying	Fair Value Measurements at December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$182,387	$—	$—	$148,325	$148,325
Subordinated debt	Subordinated debt	27,913	—	—	27,832	27,832
Total		$210,300	$—	$—	$176,157	$176,157

(1)These balances are presented gross of deferred financing costs.

NOTE 20 – HEDGE ACCOUNTING

As of December 31, 2024 the Company held interest rate derivatives in the total notional amount $33.0 million (AU$50.0 million). As of December 31, 2023, the Company held no interest rate derivatives.

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Asset Derivatives
	December 31,
	2024		2023
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$—		$—
Total derivatives		$—		$—

	Liability Derivatives
	December 31,
	2024		2023
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	137	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$137		$—
Total derivatives		$137		$—

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In 2024 and 2023, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2024	2023
Interest rate contracts	Interest expense, net	$—	$(821)
Total		$—	$(821)

	Loss Recognized in OCI on Derivatives (Effective Portion)		Loss Reclassified from OCI into Income (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	Amount		Line Item	Amount		Line Item	Amount
	2024	2023		2024	2023		2024	2023
Interest rate contracts	$137	$2	Interest expense, net	$—	$821	Interest expense, net	$—	$—
Total	$137	$2		$—	$821		$—	$—

As of December 31, 2024, we expect to release $129,000 to earnings.

NOTE 21 – RELATED PARTIES

The following table identifies our related parties as of December 31, 2024, in accordance with ASC 850, Related Party Transactions:

Categories	Related Parties	Discussion Notes
• Principal Owners and immediate families	• Cotter Family’s Estate and Living Trust (controlling family) • Mark Cuban (above 10% voting ownership)
• Key Executive Officers and immediate families	• Ellen M. Cotter • Margaret Cotter • Gilbert Avanes • Andrzej J. Matyczynski • S Craig Tompkins • Robert F. Smerling • Mark Douglas

•President and Chief Executive Officer

•EVP Real Estate Development and Management (NY)

•EVP Chief Financial Officer and Treasurer

•EVP Global Operations

•EVP General Counsel

•President – U.S. Cinemas

•Managing Director, Australia and New Zealand

• Investments in Joint Ventures accounted for under equity method	• Rialto Cinemas • Mt. Gravatt	Refer to Note 9 – Investment in Joint Ventures
• Other Affiliates	• Entities under common control • All subsidiaries of RDI

Refer to Exhibit 21 of this 2024 Form 10-K filing for the complete list of subsidiaries. Refer below for further discussions on certain key transactions with related parties, including those with minority interests.

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the master leasing, with an option to purchase, of certain cinemas located in Manhattan including our Village East and Cinemas 1,2,3 theaters.   SHC is a limited liability company beneficially owned and controlled in equal shares by the Cotter Estate and a third party.

As previously reported, over the years, two of the cinemas subject to the master leasing agreement have been redeveloped and one (the Cinemas 1,2,3 discussed below) has been acquired from SHC.  The Village East is the only cinema that remains subject to this master lease.

Village East

On August 28, 2019, we exercised our option to acquire the ground lessee’s interest in this property for $5.9 million. That option is currently scheduled to close on April 30, 2025.

In each of the years 2022 to 2024 we were charged rent of $590,000 for this cinema under the master lease. We paid $590,000 in 2022. We paid $148,000 in 2023 and deferred the balance. In 2024, we deferred $590,000 in current year rent.

Cinemas 1, 2, 3

The Cinemas 1, 2, 3 is currently owned by a limited liability company of which we are the managing member and 75% equity holder.  The remaining 25% is owned by SHC.   The cinema is managed by one of our subsidiaries.

On August 31, 2016, we refinanced the debt of Cinemas 1,2,3, pursuant to a $20.0 million loan from Valley National Bank, which debt has been extended from time to time.  Refer to Note 13 – Borrowings for further details on this loan and its maturity.  Since the cash flow from the Cinemas 1,2,3 has not been sufficient to service this loan, the members of SHP (our Company and SHC) have from time to time made contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP.    No capital contributions were called or made in 2022 or 2023. Our Company made a capital contribution of $271,000 in 2024.

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

In 2022, we extended a working capital loan to SHP, the balance of which was $5.1 million at December 31, 2024. Interest is charged at the rate we receive on our Bank of America facility. The loan was approved by the Audit and Conflicts Committee of our Board of Directors.

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

Shadow View Land and Farming LLC

This company was and continues to be owned in equal shares by our Company and the Estate of James J. Cotter. However, its sole asset was sold and the sales proceeds distributed in 2021. The company has conducted no business since that date and is in the process of being wound up.

NOTE 22 – SUBSEQUENT EVENTS

On January 3, 2025, we signed an amendment to our Bank of America facility, deferring repayment obligations in January and February 2025. The deferrals were until March 2025, with an additional requirement to repay a portion of the loan upon the completion of certain named asset sales.

On January 31, 2025, we completed the sale of our Wellington, New Zealand property assets, including our Courtenay Central building, receiving $17.9 million as the balance payable on the sales price of $21.3 million. The transaction qualified as a completed sale under ASC 606 on January 31, 2025, with the transfer of control to the purchaser, and so will be recorded in our first quarter Form 10-Q for 2025. As a part of that transaction, we entered into an Agreement to Lease the cinema component of that property, upon completion of seismic upgrading by the new owner.

On January 31, 2025, using a portion of the funds raised from the sale of our Wellington New Zealand assets, we repaid in full our Westpac loan facility, and $6.1 million of our Bank of America loan facility.

On February 26, 2025 we exercised our option to extend our Valley National debt to October 1, 2025.

On March 16, 2025, we entered into a Call Option Agreement with a third party, providing for the sale of our properties in Townsville, Queenstown, Australia for AU$32.0 million. For tax reasons, real estate sale agreements in Queensland which provide for a due diligence period are structured as call options. The due diligence period has not yet expired. While no assurances can be given, if the option holder elects to close on the option, it is anticipated that the transaction will close in April.

On March 27, 2025, the closing of our purchase of the ground lease tenant’s interest in the ground lease underlying our Village East Cinema was extended to April 30, 2025.

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Increase	Decrease	Balance at December 31
Allowance for doubtful accounts
2024	$352	$252	73	$531
2023	$1,042	$97	787	$352
2022	$1,169	$107	234	$1,042
Tax valuation allowance
2024	$59,087	$7,440	—	$66,527
2023	$50,778	$8,309	—	$59,087
2022	$40,894	$9,884	—	$50,778

Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.

Evaluation of Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A disclosure committee consisting of the principal accounting officer, and senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness in internal controls over financial reporting described in Management’s Report on Internal Controls over Financial Reporting.

Our Chief Executive Officer and Chief Financial Officer also determined that the material weakness existed as of the quarters ended June 30, 2024, and September 30, 2024, and therefore concluded that we did not maintain effective disclosure controls and procedures as of these dates. Our Chief Executive Officer and Chief Financial Officer have concluded that the unaudited condensed consolidated financial statements included in the Form 10-Q filings for the reported periods ended June 30, 2024 and September 30, 2024 were materially misstated as a result of the material weakness. The Company filed amended Forms 10-QA for the periods ended June 30, 2024 and September 30, 2024 with the restated amounts.

Remediation Plan for the Material Weakness

Management is actively engaged in the implementation of remediation measures to address the internal control deficiencies that resulted in the material weakness in internal control over financial reporting as of June 30, 2024, September 30, 2024, and December 31, 2024. The Company's remediation actions are being overseen by the Audit Committee of the Board of Directors. Management is in the process of developing a plan to address the deficiency identified.

We will continue to modify our remediation plan and may implement additional measures as we complete the redesign and operation of our internal controls in this area. We believe that, once implemented, these additional internal control activities will strengthen our internal control over financial reporting and remediate the material weakness. The material weakness will not be considered remediated until the controls are in place for a sufficient period of time and management has concluded, through testing, that the controls are operating effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness described above.

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

Item 9B – Other Information

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “no-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

PART III

Items 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which the Company intends to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(101) The following documents are filed as a part of this report:

101. Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

2.  Financial Statements and Schedules for the years ended December 31, 2024, 2023, and 2022

Description	Page
Schedule II – Valuation and Qualifying Accounts	95

3.  Exhibits

(b)  Exhibits

See Item (a) 3. Above.

I  Financial Statement Schedule

See Item (a) 2. Above.

EXHIBITS

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.1*	2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on November 6, 2020, and incorporated herein by reference.
10.2*	First Amendment to the 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 27, 2023 and incorporated herein by reference.
10.3*	Second Amendment to the 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 25, 2024 and incorporated herein by reference.
10.4*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.5*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.6*	Form of Stock Option Agreement (Director) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.7*+	Form of Stock Option Agreement (Non-Directors) under the 2020 Stock Incentive Plan	N/A
10.8	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.9	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.10	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.11	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
10.12

Omnibus Amendment Agreement, dated as of October 22, 2003, between Citadel Cinemas, Inc., Sutton Hill Capital, L.L.C., Nationwide Theatres Corp., Sutton Hill Associates, and Reading International, Inc.

Filed as Exhibit 10.49 to the Company’s report on Form 10-Q for the period ended September 30, 2003, and incorporated herein by reference.
10.13

First Omnibus Loan Modification and Extension Agreement dated April 23, 2024, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.2 to the Company’s report on Form 10-Q for the period ended June 30, 2024, and incorporated herein by referenc
10.14

Amended and Restated Declaration of Trust, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.

10.15	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.16	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.17	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.18	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.19	Amendment Letter dated August 6, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.20	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.21	Amendment Deed dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.22	Corporate Markets Loan & Bank Guarantee Facility Agreement dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.23	Amendment Deed dated November 2, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.in by reference.
10.24	Amendment Deed dated May 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.in by reference.
10.25	Amendment Deed dated August 13, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.in by reference.
10.26	Deed of Subordination dated October 26, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed asExhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.
10.27	Amendment Deed dated April 4, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.in by reference.
10.28+†	Renewal and Amendment of Banking Facilities dated December 17, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	N/A
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

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.31	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.32	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated August 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.in by reference.
10.33	Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement, dated November 29, 2022, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on December 16, 2022, and incorporated herein by reference.

10.34	Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated March 30, 2023, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2023, and incorporated herein by reference.
10.35	Waiver and Six Amendment to Second Amended and Restated Credit Agreement, dated March 27, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2024, and incorporated herein by reference.
10.36+	Waiver and Seven Amendment to Second Amended and Restated Credit Agreement, dated October 3, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	N/A
10.37+	Waiver and Eighth Amendment to Second Amended and Restated Credit Agreement, dated January 3, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	N/A
10.38	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.39	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.40	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.41	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.42	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.43	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.44	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.45	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.46

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.47*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.48	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
21+	List of Subsidiaries,	N/A
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	N/A
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A

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

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Vice Chair of Board and Director	March 31, 2025
Ellen M. Cotter	(Principal Executive Officer)

/s/ Gilbert Avanes	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2025
Gilbert Avanes	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 31, 2025
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	Executive Vice President Real Estate and Chair of the Board and Director	March 31, 2025
Margaret Cotter

/s/ Guy W. Adams	Director	March 31, 2025
Guy W. Adams

/s/ Douglas J. McEachern	Director	March 31, 2025
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 31, 2025
Dr. Judy Codding