Form 10-K/A
period 2024-12-31
READING INTERNATIONAL INC
filed 2025-04-21
CIK 716634

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

Commission file number: 1-8625

Reading International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3885184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
189 Second Avenue, Suite 2S, New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)

(213) 235-2240

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Class A Non-Voting Common Stock, $0.01 Par Value	RDI	NASDAQ
Class B Voting Common Stock, $0.01 Par Value	RDIB	NASDAQ

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ◻ No ☒

As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $37,083,486.

As of March 28, 2025, there were 20,603,203 shares of Class A Non-Voting Common Stock, par value $0.01 per share, and 1,680,590 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”). We are filing this Form 10-K/A to amend and restate the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended) in Item 15 of Part IV of the 2024 Form 10-K to include new Exhibits 19.1, 19.2 and 97.1.

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2024 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2024 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2024 Form 10- K. Accordingly, this Form 10-K/A should be read in conjunction with the 2024 Form 10-K and our other filings with the SEC.

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

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.1*	Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on November 6, 2020, and incorporated herein by reference.
10.2*	First Amendment to Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 27, 2023, and incorporated herein by reference.
10.3*	Second Amendment to Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 25, 2024, and incorporated herein by reference.
10.4*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.5*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference

10.6*	Form of Stock Option Agreement (Executives) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
10.7*	Form of Stock Option Agreement (Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.8*	2023 Reading International, Inc. Executive Incentive Plan	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10- K/A for the year ended December 31, 2022, and incorporated herein by reference.
10.9*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.10	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.11	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.12	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.13	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
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

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.16	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.17	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.18	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.19	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.20	Amendment Letter dated August 6, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.

10.21	Amendment Deed dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.
10.22	Corporate Markets Loan & Bank Guarantee Facility Agreement dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.
10.23	Amendment Deed dated November 2, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.
10.24	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference.
10.25	Variation Deed of the Corporate Markets Loan & Bank Guarantee Facility Agreement, dated December 16, 2022, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K (file no. 1-8625), filed on December 22, 2022, and incorporated herein by reference.
10.26	Amendment Deed dated May 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.
10.27	Amendment Deed dated August 13, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.
10.28	Deed of Subordination dated October 26, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference..
10.29	Amendment Deed dated April 4, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.
10.30	Renewal and Amendment of Banking Facilities dated December 17, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
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

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.33	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.34	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated August 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.

10.35	Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement, dated November 29, 2022, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 8-K (file no. 1-8625) filed on December 16, 2022, and incorporated herein by reference.
10.36	Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated March 30, 2023, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference.
10.37	Waiver and Sixth Amendment to Second Amended and Restated Credit Agreement, dated March 27, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated herein by reference.
10.38	Waiver and Seventh Amendment to Second Amended and Restated Credit Agreement, dated October 3, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.36 to the Company’s Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
10.39	Waiver and Eighth Amendment to Second Amended and Restated Credit Agreement, dated January 3, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
10.40

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.
10.41

First Omnibus Loan Modification and Extension Agreement dated April 23, 2024, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, and incorporated herein by reference.
10.42	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.43	Mortgage Consolidation, Modification and Extension Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.44	Pledge and Security Agreement dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.45	ADA and Environmental Indemnity Agreement dated March 13, 2020, executed by Sutton Hill Properties, LLC and Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.46	Assignment of Rents and Leases dated March 13, 2020, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	Filed as Exhibit 10.4.5 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.47	Guaranty of Payment and Performance dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.6 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.48	Carveout Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.7 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.

10.49	Guaranty dated March 13, 2020 executed by Reading International, Inc. in favor of Valley National Bank.	Filed as Exhibit 10.4.8 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference.
19.1+	Reading International, Inc. and Subsidiaries Insider Trading Policy	N/A
19.2+	Reading International, Inc. Amended and Restated Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons	N/A
21	List of Subsidiaries.	Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
31.3+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	N/A
31.4+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
97.1	Reading International, Inc. Executive Officer Clawback Policy, effective as of October 2, 2023.	Filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023 filed on April 29, 2024 and incorporated herein by reference.
101

The following material from our Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	April 21, 2025	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)