Form 10-K/A
period 2024-12-31
READING INTERNATIONAL INC
filed 2025-05-01
CIK 716634

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 21, 2025 (as amended, the  "2024 Form 10-K"). We are filing this Form 10-K/A to amend and restate the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended) in Item 15 of Part IV of the 2024 Form 10-K to include new Exhibits 10.42, 10.43, 10.44 and 10.45, and to include the information required by Items 10 through 14 of Part III that were not included in the 2024 Form 10-K, as we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year ended December 31, 2024.

Our board of directors has not yet set a date for the Company's 2025 Annual Meeting of Stockholders (the "Annual Meeting").

This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of our 2024 Form 10- K. The disclosure regarding Item 13 clarifies in certain respects the disclosure set forth in Note 21 to the financial statements filed as a part of our 2024 Form 10K with respect to Sutton Hill Properties, LLC. Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2024 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2024 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2024 Form 10- K. Accordingly, this Form 10-K/A should be read in conjunction with the 2024 Form 10-K and our other filings with the SEC.

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

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have five (5) Directors. The names of our Directors, together with certain information regarding them, including stock ownership holdings current as of April 18, 2025, are as follows:

Name	Age	Position
Margaret Cotter	57	Chair of the Board and Executive Vice President, Real Estate Management and Development(1)
Ellen M. Cotter	59	Vice-Chair, Chief Executive Officer and President(1)
Guy W. Adams	74	Director(2)(3)(6)(7)
Dr. Judy Codding	80	Director(1)(2)(4)(9)
Douglas J. McEachern	73	Director(3)(4)(5)(8)

(1) Member of the Executive Committee.

(2) Member of the Audit and Conflicts Committee.

(3) Member of the Compensation and Stock Options Committee.

(4) Member of the Special Independent Committee.

(5) Lead Independent Director.

(6) Lead Technology and Cyber Risk Director.

(7) Chair of the Executive Committee.

(8) Chair of the Audit and Conflicts Committee.

(9) Chair of Compensation and Stock Options Committee.

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

Margaret Cotter. Chair Margaret Cotter joined our Board on September 27, 2002, and currently serves as a member of our Executive Committee. She was elected Chair of our Board on December 8, 2020. Prior to this, Chair Cotter served as the Vice-Chair of our Board from August 7, 2014 to December 7, 2020. Since March 10, 2016, Chair Cotter was appointed by the Board as Executive Vice President-Real Estate Management and Development, at which time Chair Cotter became a full-time employee of our Company. Prior to 2016, Chair Cotter was the owner and President of OBI, LLC ("OBI"), which from 2002 until her appointment as Executive Vice President-Real Estate Management and Development, managed our live theatre operations under a management agreement, served as President of Liberty Theaters, LLC and provided management and various services regarding the development of our New York theatre and cinema properties. The OBI management agreement was terminated with the appointment of Chair Cotter as Executive Vice President-Real Estate Management and Development. In her position, Chair Cotter oversees the day-to-day development, management and leasing of our 44 Union Square property and other New York and Pennsylvania real estate holdings. Chair Cotter is also the President of our Live Theatres business and manages our live theatre operations. Chair Cotter has produced theatrical shows in Chicago and New York and was a long-term board member of the League of Off-Broadway Theaters and Producers.

Chair Cotter, a former prosecutor for the Brooklyn District Attorney in New York, graduated from Georgetown University and Georgetown University Law Center.

She is the sister of Vice-Chair Ellen M. Cotter. Chair Cotter is a Co-Executor of her father's estate, which is the record owner of Class A Non-Voting Common Stock and Class B Voting Common Stock. Chair Cotter is also a Co-Trustee of the James J. Cotter Living Trust (“Cotter Trust”), a Co-Trustee of the James J. Cotter Foundation (“Cotter Foundation”),

and the Sole Trustee of the James J. Cotter Education Trust #1, each of which is a record holder of shares of Class A Non-Voting Common Stock. Chair Cotter holds various positions in her family's agricultural enterprises. She is a director of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer and marketer). In her capacity as the Co-Executor of the Estate of James J. Cotter (“Cotter Estate”), Chair Cotter (together with her sister and Co-Executor, Ellen M. Cotter) holds various positions in various real estate entities that are part of her father’s estate, which include, without limitation, acting as the 50% Cotter general partner of Sutton Hill Associates, which is the parent company of Sutton Hill Capital, L.L.C.

Chair Cotter brings to the Board her extensive experience as a live theatre operator, practical knowledge of managing unique entertainment properties, being an active member of the New York theatre community, and her insights into theatrical production trends. In addition, her oversight and management of our various real estate assets for over twenty-six (26) years supports Chair Cotter’s ability to contribute to the strategic direction and operation of our assets.

Chair Cotter, a significant stakeholder in our Company, has sole voting control over 1,058,988 shares of Class B Stock and shared voting power with Ellen Cotter over 100,000 shares of Class B Stock, collectively representing 69% of the outstanding Class B stock of the Company.

Ellen M. Cotter. Vice-Chair Ellen M. Cotter joined our Board on March 13, 2013, and currently serves as a member of our Executive Committee. Vice-Chair Cotter served as Chair of our Board from August 7, 2014, until December 7, 2020. She served as our interim Chief Executive Officer and President from June 12, 2015, until January 8, 2016, when she was appointed our permanent Chief Executive Officer and President. She joined our Company in March 1998. Vice-Chair Cotter is the sister of Chair Margaret Cotter.

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

Vice-Chair Cotter has been a valuable liaison to the film industry. Vice-Chair Cotter brings to our Board more than twenty-seven (27) years of experience working in our Company's cinema operations, both in the United States and Australia. She has also served as the Chief Executive Officer of the subsidiary that operates substantially all of our cinemas in Hawaii and California. Vice-Chair Cotter is a significant stakeholder in our Company.

Guy W. Adams. Director Guy W. Adams joined our Board on January 14, 2014, and currently serves as, (i) the Chair of our Executive Committee, (ii) a member of our Audit Committee, (iii) a member of our Compensation Committee and, (iv) as our Lead Technology and Cyber Risk Director.

Since 2019, Director Adams has served as the Chairman of the Board of Avem Health Partners, Inc., a healthcare management company. For more than the past twenty-three (23) years, Director Adams has been, (i) a Managing Member of GWA Capital Partners, LLC, (ii) a Managing Member of GWA Advisors, LLC, making investments in and acting as an advisor to privately held companies, and (iii) has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor. At these companies, Director

Adams has held a variety of board positions, including lead director, audit committee Chair and compensation committee Chair. Director Adams has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program. Director Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.

For a few years prior to the passing of Mr. James J. Cotter, Sr. on September 13, 2014, and through a certain period of the administration of the Cotter Estate, Director Adams, in his individual capacity, served as an advisor to Mr. James J. Cotter, Sr. providing advisory services to various enterprises now owned by either the Cotter Estate or the Cotter Trust. Until 2018, Director Adams also provided services to captive insurance companies, owned in equal shares by Chair Cotter, Vice-Chair Cotter, and Mr. James J. Cotter, Jr., that provided insurance for the Cotter family agricultural activities.  Director Adams received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University and his Master of Business Administration from Harvard Graduate School of Business Administration.

Director Adams brings many years of experience serving as an independent director on public company boards, and in investing and providing financial advice with respect to investments in public companies. In December 2017, Director Adams was recognized as a Governance Fellow for the National Association of Corporate Directors, The Gold Standard Director Credential®. In 2018, Director Adams completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors.

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

Prior to that time, Director Codding served as the Chief Executive Officer and President of America's Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010. America's Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability. Director Codding received a Doctorate in Education from the University of Massachusetts at Amherst, completed postdoctoral work and served as a teaching associate in Education at Harvard University, where she taught graduate-level courses focused on moral leadership. Director Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA (since 2011) and the Board of Trustees of Educational Development Center, Inc. (since 2012). Presently, she is the Chief Executive Officer of a not-for-profit education company, Triangle Learning Community.

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

Director McEachern has served as a member of the board and the audit and compensation committees for Willdan Group, a Nasdaq-listed engineering company, from 2009 until June 2022. From June 2011 until October 2015, he was a director of Community Bank in Pasadena, California, and a member of its audit committee. Director McEachern served as the Chair of the board of Community Bank from October 2013 until October 2015 and was a member of the finance committee of the Methodist Hospital of Arcadia. From September 2009 to December 2015, he served as an instructor of auditing and accountancy at Claremont McKenna College.

Director McEachern was an audit partner from July 1985 to May 2009 with the audit firm Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate. He was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC from June 1983 to July 1985. From June 1976 to June 1983, Director

McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP).

Director McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California. Director McEachern brings to our Board his more than forty-seven (47) years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company. Director McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Meeting Attendance

Our Board of Directors held twenty-one (21) meetings in 2024. The Audit Committee held four (4) meetings, the Compensation Committee held six (6) meetings and the Executive Committee did not hold any meetings in 2024. Each Director attended at least 75% of these Board meetings and at least 75% of the above-referenced committee meetings on which he or she served. We encourage, but do not require, our Board members to attend our Annual Meeting. All of our incumbent Directors attended the 2024 Annual Meeting of Stockholders.

Executive Officers

The following table sets forth information regarding our current executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under "Directors."

Name	Age	Title
Gilbert Avanes	51	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	90	President, US Cinemas
S. Craig Tompkins	74	Executive Vice President, General Counsel
Andrzej Matyczynski	72	Executive Vice President, Global Operations
John Goeddel	62	Executive Vice President, Chief Information Officer
Terri Moore	74	Executive Vice President, US Cinemas Operations
Steve Lucas	54	Vice President, Chief Accounting Officer and Controller
Mark Douglas	55	Managing Director, Australia and New Zealand
Sandra Herrera	52	Associate General Counsel and Corporate Secretary

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

Robert F. Smerling. Mr. Smerling has served as President of our US cinema operations since 1994. He has been involved in the acquisition and/or development of all of our existing domestic cinemas. Prior to joining our Company, Mr. Smerling was the President of Loews Theatres, at that time a wholly owned subsidiary of Sony. While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas. Among Mr. Smerling's accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top grossing cinemas in the United States. Prior to Mr. Smerling's employment at Loews, he was Vice Chair of USA Cinemas in Boston, and President of Cinemanational Theatres. Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theatre Owners, the principal trade group representing the cinema exhibition industry. In recognition of his contributions to the movie cinema exhibition industry, Mr. Smerling was honored at The Motion Picture Club Charity Event in June 2023 in New York City.

S. Craig Tompkins. Mr. Tompkins has worked in various capacities for our Company and its predecessors for more than the past thirty-two (32) years. He has served as Vice Chair of our Company and as the President of two of its predecessors’ public companies, as a consultant and outside counsel and, since 2017, as Executive Vice President and General Counsel. Prior to his employment at our Company, Mr. Tompkins was a partner at Gibson, Dunn & Crutcher. Mr.  Tompkins has since May 2023, served on the Board of Directors of HomeStreet, Inc. and of its wholly owned subsidiary, Homestreet Bank. Between 2007 and December 2022, Mr. Tompkins was a principal equity holder in and the Chair of Marshall & Stevens, Incorporated, a privately held valuation and consulting firm specializing in the valuation of real estate, business enterprises and alternative energy assets. In December 2022, Mr. Tompkins sold his interest in Marshall & Stevens and retired from its Board of Directors. Mr. Tompkins currently continues to provide consulting services to Marshall & Stevens, serving as the chair of its Fairness and Solvency Opinion Committee. From 1993 to 2006 (when the company went private), Mr. Tompkins served as a director and as the Chair of the Audit Committee of G&L Realty (an NYSE REIT specializing in medical properties), and from 1998 to 2001 (when the bank was sold) as a member of the Board of Directors, of the Compensation Committee, and of the Special Independent Committee of Fidelity Federal Bank, FSB. Mr. Tompkins is also the Chair and Chief Executive Officer of Kirtland Farms, Inc. (a Tompkins family-owned agricultural operation in Southern Oregon). Mr. Tompkins holds a Bachelor of Arts (Magna Cum Laude) from Claremont McKenna College, and a Juris Doctorate (Magna Cum Laude) from the Harvard Law School, where he was on the Board of Student Advisors and served as research assistance to Professor James Casner (then serving as the Reporter to the Restatement of Property 2nd). Following Harvard Law School, Mr. Tompkins served as law clerk to the Honorable Justice Dean Bryson on the Oregon Supreme Court, before joining Gibson, Dunn & Crutcher.

Andrzej J. Matyczynski. Mr. Matyczynski serves as our Executive Vice President, Global Operations, he was appointed to this position on March 10, 2016. From May 11, 2015, until March 10, 2016, Mr. Matyczynski acted as the Strategic Corporate Advisor to our Company and served as our Chief Financial Officer and Treasurer from November 1999 until May 11, 2015, and as Corporate Secretary from May 10, 2011 to October 20, 2014. Prior to joining our Company, he spent 20 years in various senior roles throughout the world at Beckman Coulter Inc., a U.S. based multi-national corporation. Mr. Matyczynski holds a Master's Degree in Business Administration from the University of Southern California.

John Goeddel. Mr. Goeddel serves as the Executive Vice President, Chief Information Officer; he was appointed to this position on December 8, 2021. Mr. Goeddel has been an employee of our Company since December 2003, most recently serving as Vice President, Chief Information Officer. Prior thereto, Mr. Goeddel served as our Chief Information Officer (2016), Director of Information Technology (December 2003 to 2016). Mr. Goeddel brings over forty-one (41) years of information technology and motion picture cinema operations experience. Prior to joining Reading, Mr. Goeddel served in various information technology and cinema operation roles over the course of 25 years at Decurion located in Beverly Hills, CA. Mr. Goeddel has a Bachelors in Business Administration with an IT concentration from Colorado Technical University.

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

Steven J. Lucas. Mr. Lucas serves as our Vice President, Controller and Chief Accounting Officer; he was appointed to this position in 2015. From 2011 to 2015, Mr. Lucas worked in our accounting group holding the role of Asia Pacific Controller. Prior to joining our Company, Mr. Lucas worked for Arthur Andersen and Ernst & Young for more than sixteen (16) years. He is a Chartered Accountant and has been a member of Chartered Accountants Australia and New Zealand for over twenty-four (24) years. He holds a Bachelor’s Degree in English Literature and History from Victoria University of Wellington, and a Post Graduate Diploma in Accounting from the Graduate School of Business and Government Administration of Victoria University of Wellington.

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

Sandra I. Herrera. Mrs. Herrera serves as our Associate General Counsel since 2017 and was elected to serve as Corporate Secretary in 2018. Prior to this time, in 2016, Mrs. Herrera served as a legal consultant to our Company. Mrs. Herrera helps oversee the Company’s legal affairs, representing the Company and directing its outside counsel, in transactional and litigation matters across various business units, including financings, acquisitions and dispositions, leasing, construction, and development projects. Prior to joining the Company, Mrs. Herrera was in private law firm practice with a focus on real estate transactions for corporate and government clients. Mrs. Herrera earned a Bachelor of Arts, cum laude, from Carleton College, a Master of Public Policy from the University of Michigan, Ann Arbor, and a Juris Doctorate from Stanford Law School. Mrs. Herrera served as an extern for the Honorable S. James Otero in the Central District of California. Mrs. Herrera is the Trustee and Chief Financial Officer of the Mexican-American Bar Foundation, a non-profit organized and operated by volunteers to enhance the diversity of the legal profession through education.

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

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (the "Code of Conduct") designed to help our Directors and employees resolve ethical issues. Our Code of Conduct applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, Chief Accounting Officer and Controller and persons performing similar functions. Our Code of Conduct is posted on our website at Investor Relations - Corporate Governance - Code of Conduct.

Our Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously. In addition, we have adopted the "Amended and Restated Whistleblower Policy and Procedures," which establishes a process by which employees may anonymously disclose alleged fraud or violations of accounting, internal accounting controls or auditing matters. The Amended and Restated Whistleblower Policy and Procedures can be found on our website at Investor Relations - Corporate Governance - Whistleblower Policy.

Our Board has also adopted an Anti-Discrimination, Anti-Harassment and Anti-Bullying Policy, which can also be found on our website at Investor Relations - Corporate Governance - Anti-Discrimination, Anti-Harassment and Anti-Bulling Policy.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last disclosed this information.

Audit and Conflicts Committee

The Audit Committee operates pursuant to a Charter adopted by our Board that is available on our website at Investor Relations - Corporate Governance - Audit and Conflicts Committee Charter. The Audit Committee reviews, considers, negotiates and approves or disapproves related party transactions (see the discussion in the section entitled "Certain Relationships and Related Party Transactions" below). In addition, the Audit Committee is responsible for, among other things: (i) reviewing and discussing with management our Company's financial statements, earnings press releases and all internal controls reports, (ii) appointing, compensating and overseeing the work performed by our Company's independent auditors, and (iii) reviewing with the independent auditors the findings of their audits.

Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act), and that Mr. Douglas McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert. Our Audit Committee is currently composed of Directors Douglas McEachern, who serves as Chair, Guy W. Adams and Dr. Judy Codding. The Audit Committee held four (4) meetings during 2024. All members attended at least 75% of such meetings.

Compensation and Stock Options Committee

The Compensation Committee operates pursuant to a Charter adopted by our Board that is available on our website at Investor Relations - Corporate Governance - Compensation and Stock Options Committee Charter. As a “controlled company”, we are exempt from the Nasdaq Listing Rules requiring the determination of executive compensation solely by independent directors. Notwithstanding such exemption, our Board has established a standing Compensation Committee consisting of three (3) of our Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10C-1(b)(1) of the Exchange Act), and is currently composed of Directors Dr. Judy Codding, who serves as Chair, Guy W. Adams and Mr. Douglas McEachern. For more information on our Compensation Committee, see Item 11 – Executive Compensation – Compensation Overview below. Our Compensation Committee held six (6) meetings during 2024. All members attended at least 75% of such meetings.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, executive officers, and certain employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us.

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

Our Executive Compensation Philosophy

Our executive compensation philosophy is to: (1) attract and retain talented and dedicated management team members; (2) provide overall compensation as competitive in our industry; (3) correlate annual cash bonuses to the achievement of our business and financial objectives; and (4) provide management team members with appropriate long-term incentives aligned with stockholder value. While we believe that our entire executive compensation package contributes to these goals, the base salaries we offer generally support goals 1 and 2 above, our short-term incentive (“STI”) bonuses generally support goals 1, 2 and 3 above, our long-term incentives (“LTI”) have historically generally supported goals 1, 2 and 4 above. In 2024, our Compensation Committee did not grant LTI awards.

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

•to review the disclosures made in the Compensation Overview and advise our Board whether the Compensation Overview is satisfactory for inclusion in our annual report on Form 10-K and proxy statement;

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

Compensation Setting Process

Considering the Company’s 2024 liquidity condition, the continuing headwinds faced by our global cinema business and our efforts to manage and utilize our real estate business for cash flow and liquidity sources, our Compensation Committee continued to execute NEO compensation decisions in a conservative and prudent manner.

Our Compensation Committee considered the prudent use of base salaries, STI bonuses and LTI equity grants. In its analysis, our Compensation Committee relied on, among other things, input from our Chief Executive Officer, review of Company financial data, review of historical NEO compensation data, and compensation peer data from earlier years provided by compensation consultants.

For 2024, our Compensation Committee (i) maintained, without base salary increases, existing annual base salaries through 2024 for our NEOs and (ii) does not anticipate issuing cash bonuses under our STI program once evaluation of performance is completed, but, instead intends to use stock options (valued according to the Black Scholes method) to purchase Class A Non-Voting Common Stock in lieu of cash; The terms of any new stock options, including vesting periods, have not been determined. For 2024, our Compensation Committee did not issue new LTI awards.

As it does annually, in early 2024, our Compensation Committee approved objective performance goals for each NEO based on target Company performance and individual NEO performance goals. In 2025, our Compensation Committee evaluated the target Company and individual NEO performance goals against 2024 results. Our Compensation Committee determined that certain objective corporate performance criteria had been met and, as a result, the portion of outstanding PRSUs issued to NEOs prior to 2024 that were based on 2024 performance were determined to have been vested.

Our Compensation Committee has not completed evaluation of the individual performance of the NEOs for 2024, but we expect our Compensation Committee to complete such evaluation during the second quarter of 2025. However, in light of our Company’s liquidity condition, our Compensation Committee does not anticipate that cash bonuses for 2024 performance will be paid, but will, again, consider issuing stock options for Class A Non-Voting Common Stock as compensation for 2024 performance. The terms of any stock options, including vesting periods, have not been determined.

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

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended December 31, 2024, to (i) Vice-Chair Ellen Cotter, who has served as our principal executive officer, and (ii) the other two most highly compensated persons who served as executive officers in 2024.

The following executives are herein referred to as our “NEOs.”

	Year	Salary ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Termination Benefit ($)	Total ($)
Ellen M. Cotter Chief Executive Officer & President	2024	618,000	--	384,180	--	2,580	(2)	--	1,004,760
	2023	618,000	400,000	--	--	2,580	(2)	--	1,020,580
Margaret Cotter EVP, Real Estate Management & Development	2024	479,250	--	102,991	--	14,830	(2)	--	597,071
	2023	479,250	195,000	--	--	14,830	(2)	--	689,080
S. Craig Tompkins EVP, General Counsel	2024	450,883	--	101,392	--	21,570	(2)	--	573,845
	2023	450,883	195,000	--	--	21,570	(2)	--	667,453

(1)Stock awards granted as a component of the 2024 and 2023 annual incentive awards are reported in this column as 2024 and 2023 compensation, respectively, to reflect the applicable service period for such awards. Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are discussed in Note 15 to our consolidated financial statements. For a discussion of the material terms of each outstanding stock award, see “Compensation Discussion and Analysis – Long-Term Incentives” and the table below entitled “Outstanding Equity Awards at Year Ended December 31, 2024.”

(2)Includes our matching employer contributions under our 401(k) Plan and dollar value of the key person life insurance premium.

2020 Stock Incentive Plan

On November 4, 2020, our Board adopted the Reading International, Inc. 2020 Stock Plan (as amended the “2020 Stock Plan”) and recommended to our stockholders the adoption of that plan. The 2020 Stock Plan was adopted by our stockholders on December 8, 2020. Our Board adopted and recommended the 2020 Stock Plan to provide a means by which employees, directors and consultants of Reading and affiliates may be given an opportunity to benefit from increases in value of our Common Stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our own interests by offering them opportunities to acquire Common Stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses. All of our employees, directors and consultants are eligible to participate in the 2020 Stock Plan. On October 26, 2023, our Board adopted the First Amendment to the 2020 Stock Plan (the “First Amendment”) to increase the number of shares available for issuance under our 2020 Stock Plan by an additional 971,807 shares of Class A Non-Voting Common Stock and recommended to our stockholders the adoption of that amendment. The First Amendment was adopted by our stockholders on December 7, 2023. On October 18, 2024, our Board adopted the Second Amendment to the 2020 Stock Plan (the “Second Amendment” and together with the First Amendment, the “Plan Amendments”) to increase the number of shares available for issuance under our 2020 Stock Plan by an additional 3,500,000 shares of Class A Non-Voting Common Stock and recommended to our stockholders the adoption of that amendment. The Second Amendment was adopted by our stockholders on December 5, 2024. As of April 18, 2025, there were 3,280,200 shares of Class A Non-Voting Common Stock and 200,000 shares of Class B Voting Common Stock available for issuance under our 2020 Stock Plan.

Our Board delegated administration of the 2020 Stock Plan to our Compensation Committee and has delegated to our Chairperson the authority to grant awards to eligible persons who are not then subject to Section 16 of the Securities and Exchange Act of 1934 and are not “covered employees” as defined in the 2020 Stock Plan. With such delegated authority, our Compensation Committee has the power to construe and interpret the 2020 Stock Plan and to determine the persons to whom and the dates on which awards will be granted, what types or combinations of types of awards will be granted, the number of shares of Common Stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price or purchase price of each award, the types of consideration permitted to exercise or purchase each award and other terms of the awards.

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

For a copy of the 2020 Stock Plan, see our “SEC Schedule 14A, Proxy Statement,” filed with the SEC on November 6, 2020. For a more detailed summary of our 2020 Stock Plan, as amended by the Second Amendment, see our “SEC Schedule 14A, Proxy Statement,” filed with the SEC on October 25, 2024

For a copy of the First Amendment see our “SEC Schedule 14A, Proxy Statement,” filed with the SEC on October 27, 2023. For a copy of the Second Amendment see our “SEC Schedule 14A, Proxy Statement,” with the SEC on October 25, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth outstanding equity awards held by our NEOs as of December 31, 2024, under the 2020 Stock Plan:

	Stock Options						Restricted Stock Units
Name	Class	No. of Shares Underlying Unexercised Options Exercisable	No. of Shares Underlying Unexercised Options Unexercisable	No. Of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	No. of Unearned Common Shares That Have Not Vested	Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	484,499	--	--	$1.47	6/5/2034	--	--	--	--
	A	--	--	--	--	--	7,764(2)	$10,248	--	--
	A	--	--	--	--	--	23,980(2)	$31,654	--	--
	A	--	--	--	--	--	47,961(2)	$63,309	--	--
	A	--	--	--	--	--	46,729(2)	$61,682	--	--
	A	--	--	--	--	--	62,305(2)	$82,243	--	--
Margaret Cotter	A	129,885	--	--	$1.47	6/5/2034	--	--	--	--
	A	--	--	--	--	--	5,677(3)	$7,494	--	--
	A	--	--	--	--	--	17,536(3)	$23,148	--	--
	A	--	--	--	--	--	11,691(3)	$15,432	--	--
	A	--	--	--	--	--	34,170(3)	$45,104	--	--
	A	--	--	--	--	--	15,187(3)	$20,047	--	--
S. Craig Tompkins	A	127,869	--	--	$1.47	6/5/2034	--	--	--	--
	A	--	--	--	--	--	5,677(4)	$7,494	--	--
	A	--	--	--	--	--	17,536(4)	$23,148	--	--
	A	--	--	--	--	--	11,691(4)	$15,432	--	--
	A	--	--	--	--	--	33,750(4)	$44,550	--	--
	A	--	--	--	--	--	15,000(4)	$19,800	--	--

(1)Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our shares of Class A Non-Voting Common Stock as of December 31, 2024, or $1.32.

(2)In addition to the equity awards set forth in the table:

7,764 units of RSUs will vest on April 5, 2025;

11,990 units of RSUs will vest on April 18, 2025 and April 18, 2026;

47,961 units of PRSUs will vest on April 18, 2025;

15,577 units of RSUs will vest on April 21, 2025. 15,576 units of RSUs will vest on April 21, 2026, and April 21, 2027; and

62,305 units of PRSUs will vest on April 21, 2026.

(3)In addition to the equity awards set forth in the table:

5,677 units of RSUs will vest on April 5, 2025;

8,768 units of RSUs will vest on April 18, 2025 and April 18, 2026;

11,691 units PRSUs will vest on April 18, 2025;

11,390 units of RSUs will vest on April 21, 2025, April 21, 2026, and April 21, 2027; and

15,187 units of PRSUs will vest on April 21, 2026.

(4)In addition to the equity awards set forth in the table:

5,677 units of RSUs will vest on April 5, 2025;

8,768 units of RSUs will vest on April 18, 2025 and April 18, 2026;

11,691 units of PRSUs will vest on April 18, 2025.

11,250 units of RSUs will vest on April 11, 2025, April 11, 2026, and April 11, 2027; and

15,000 units of PRSUs will vest on April 11, 2026.

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our NEOs in connection with certain termination events, including a termination related to a change of control of our Company, as of December 31, 2024:

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

Except as described above, no other NEOs currently have employment agreements or other arrangements providing benefits upon termination or a change of control. The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2024, assuming the transaction took place on December 31, 2024, at a price equal to the closing price of the Class A Non-Voting Common Stock, which was $1.32.

Name	Payable upon Termination without Cause ($)				Payable in Certain Circumstances upon Termination in Connection with a Change in Control ($)			Payable upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options	Benefits Payable under Retirement Plans
Ellen M. Cotter	--	--	--	--	--	139,190	--	--
Margaret Cotter	--	--	--	--	--	61,690	--	--
S. Craig Tompkins	--	--	--	--	--	61,074	--	285,560(1)

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

Employment Agreements

As of December 31, 2024, and the date of this Report, our NEOs had no employment agreements in place.

Compensation of Directors

During 2024, we paid our non-employee Directors a combination of (a) base annual cash fees for service as Directors; (b) base and special fees for service as members of standing and special committees; (c) base cash fees for service as Chairpersons of committees and (d) equity compensation for service as Directors in the form of restricted stock units and stock options, each of which are set forth in more detail below in the “Director Compensation Table.”

Director Compensation Table

The following table sets forth information concerning the compensation paid to Directors in 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation($)	Total ($)
Guy W. Adams	82,500(3)	70,000(2)	--	152,500
Dr. Judy Codding	82,500(4)	70,000(2)	--	152,500
Douglas J. McEachern	82,500(5)	70,000(2)	--	152,500

(1)Fair value of the award computed in accordance with FASB ASC Topic 718. Awards were RSUs.

(2)The following table sets forth the number of stock options granted on December 5, 2024. The options will vest in full on December 4, 2025. Each stock option represents the right to acquire one share of Class A Non-Voting Common Stock.

Guy W. Adams	78,384
Dr. Judy Codding	78,384
Douglas McEachern	78,384

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

After input was received, reviewed, discussed and considered by our Compensation Committee in 2020, and taking into account, among other things, our efforts to reduce cash expenses and consolidation of workloads in light of the reduction in our Board from seven to five directors, our Compensation Committee recommended and our Board authorized that the following annual compensation for our non-employee directors for 2024:

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

Grant Practices for Stock Options

We generally grant annual equity awards during the first or second quarter of each fiscal year for compensation earned in the immediately preceding fiscal year, although timing may change from year to year.    The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.  During 2024, we did not grant any equity awards to any of our NEOs within four business days prior to or one business day after making any filing on Forms 10-K, 10-Q or 8-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2024, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	207,657(2)	0.48	--
Restricted Stock Units	--	--	3,280,200(3)
Total	207,657	0.48	3,280,200

(1)Our 2020 Stock Plan.

(2)Represents outstanding stock option awards only.

(3)Our 2020 Stock Plan permits the award of incentive stock options, nonstatutory stock options, stock bonuses, rights to acquire restricted stock, stock appreciation rights (“SARs”), RSUs and PRSUs. This number represents the total number of shares available for all such awards.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the beneficial ownership information with respect to certain of our shares on March 28, 2025, by:

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

Amount and Nature of Beneficial Ownership (1)
	Class A Non-Voting Common Stock		Class B Voting Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEOs:
Margaret Cotter (2)(8)	2,661,759	12.7%	1,158,988	69.0%
Ellen M. Cotter (3)(8)	3,086,656	14.4%	457,166	27.2%
Guy W. Adams (4)	147,367	*	--	--
Dr. Judy Codding (5)	131,849	*	--	--
Douglas J. McEachern (6)	137,224	*	--	--
S. Craig Tompkins (7)	263,066	*	--	--

Greater than 5% Stockholders:
James J. Cotter Living Trust (8) c/o Reading International, Inc. 189 Second Ave., Suite 2S New York, New York 10003	1,163,649	5.6%	--	--
Estate of James J. Cotter, Sr. (Deceased) (8) c/o Reading International, Inc. 189 Second Ave., Suite 2S New York, New York 10003	326,800	1.6%	100,000	6.0%
Mark Cuban (9) 1229 Slocum Street Dallas, Texas 75207	72,164	*	172,355	10.3%
GAMCO (10) One Corporate Center Rye, New York 10580	565,600	*	119,530	7.11%
All Directors and executive officers as a group (15 persons)	5,976,508	26.7%	185,100	11.0%

(1)Percentage ownership is determined based on 20,603,203 shares of Class A Non-Voting Common Stock and 1,680,590 shares of Class B Voting Common Stock outstanding as of March 28, 2025. Beneficial ownership has been determined in accordance with SEC rules. Shares subject to options, RSUs or PRSUs that are currently exercisable or that have vested, or that will become exercisable or have vested within 60 days, following the date as of which this information is provided, are deemed to be beneficially owned by the person holding the options, RSUs or PRSUs and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Non-Voting Common Stock shown includes 853,718 shares held directly and 129,885 shares subject to stock options. The Class A Non-Voting Common Stock shown also includes 84,956 shares held by the James J. Cotter Education Trust #1. Margaret Cotter is sole Trustee of the James J. Cotter Education Trust #1 and, as such, is deemed to beneficially own such shares. The Class A Non-Voting Common Stock shown includes 326,800 shares of Class A Non-Voting Common Stock that are part of the Cotter Estate. As Co-Executors of the Cotter Estate, Margaret. Cotter and Ellen M. Cotter are each deemed to beneficially own such shares. The shares of Class A Non-Voting Common Stock shown includes 1,163,649 shares held by the Cotter Living Trust. See footnote 5 to this table for information regarding beneficial ownership of the shares held by the Cotter Estate and/or the Cotter Living Trust. As Co-Trustees of the Living Trust, Margaret Cotter and Ellen Cotter are each deemed to beneficially own such shares. The Class A Non-Voting Common Stock shown also includes 102,751 shares held by the Cotter Foundation, of which Margaret Cotter and Ellen M. Cotter are Co-Trustees and accordingly each deemed a beneficial owner.

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

(3)The Class A Non-Voting Common Stock shown includes 1,008,957 shares held directly and 484,499 shares subject to stock options. The Class A Non-Voting Common Stock shown also includes 102,751 shares held by the Cotter Foundation of which Ellen M. Cotter and Margaret Cotter are Co-Trustees and accordingly, are each deemed to own such shares. The Class A Non-Voting Common Stock shown also includes 326,800 shares that are part of the Cotter Estate. As Co-Executors of the Cotter Estate, Ellen M. Cotter and Margaret Cotter are each deemed to beneficially own such shares. The shares of Class A Non-Voting Common Stock shown also include 1,163,649 shares held by the Cotter Living Trust. See footnote 5 to this table for information regarding beneficial ownership of the shares held by the Cotter Estate and the Cotter Living Trust. As Co-Trustees of the Cotter Living Trust, Ellen M. Cotter and Margaret Cotter are deemed to beneficially own such shares.

The Class B Voting Common Stock shown includes (i) 50,000 shares owned directly by Ellen M. Cotter, (ii) 100,000 shares of Class B Voting Common Stock held by the Cotter Estate and (iii) 307,166 shares of Class B Voting Common Stock of which Ms. Margaret Cotter has sole voting power and, pending the negotiation and execution of a definitive stockholders agreement between them, shared dispositive power over such shares even though she retains all pecuniary interest in such shares.

Ellen M. Cotter disclaims beneficial ownership of the shares held by the Cotter Foundation, the Cotter Estate and the Cotter Living Trust, except to the extent of her pecuniary interest, if any, in such shares.

(4)The Class A Non-Voting Common Stock shown includes 78,148 shares held directly and 69,219 shares subject to stock options.

(5)The Class A Non-Voting Common Stock shown includes 62,630 shares held directly and 69,219 shares subject to stock options.

(6)The Class A Non-Voting Common Stock shown includes 68,005 shares held directly and 69,219 shares subject to stock options.

(7)The Class A Non-Voting Common Stock shown includes 135,197 shares held directly and 127,869 shares subject to stock options.

(8)Effective as of September 19, 2022, (i) subject to the final administration of the Cotter Estate, 327,808 shares of Class B Voting Common Stock held of record by the Cotter Estate will be distributed to a to-be-formed trust for the benefit of the children of Margaret Cotter,
(ii) 307,166 shares of the Class B Voting Common Stock held by the Cotter Living Trust were conveyed to Ellen M. Cotter, (iii) 307,166 shares of the Class B Voting Common Stock held by the Cotter Living Trust were conveyed to Margaret Cotter, and (iv) 81,747 shares of the Class B Voting Common Stock were approved for distribution to the to-be-formed trust for the benefit of the children of Margaret Cotter. As a result of these transactions, the table sets forth only the residual 100,000 shares of such Class B Voting Common Stock as beneficially owned by the Cotter Estate and no Class B Voting Common Stock as beneficially owned by the Cotter Living Trust. Margaret Cotter and Ellen M. Cotter continue to have shared voting and dispositive power over the 100,000 shares of Class B Voting Common Stock beneficially owned by the Estate. Pursuant to the terms of the settlement agreement, Margaret Cotter now has sole voting and sole dispositive power over the 327,808 shares of Class B Voting Common Stock held by the Cotter Estate and the 81,747 shares of Class B Voting Common Stock held by the Cotter Living Trust that are to be distributed to the to-be-formed trust for her children.

(9)Based on Mr. Cuban's Schedule 13D/A filed with the SEC on July 5, 2023 and his Form 4 filed with the SEC on September 15, 2023.

(10)Based on GAMCO Investors, Inc.’s Schedule 13D/A filed with the SEC on November 27, 2024, on behalf of Mario J. Gabelli (“Mario Gabelli”) and various entities which Mario Gabelli directly or indirectly controls or for which he acts as Chief Investment Officer, Mario Gabelli holds 119,530 shares of Class B Voting Common Stock. The Company has reason to believe that Mr. Gabelli also holds an aggregate amount of 565,600 shares of Class A Non-Voting Common Stock.

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

Over the years, we sold our interests in two of the cinemas subject to that master lease to third parties and acquired the fee interest in the land underlying and the improvements constituting the Cinemas 1, 2, 3. Accordingly, the Village East is the only cinema that remains subject to the master lease. As the land underlying the Village East is owned by a third party, our relationship with SHC under the master lease is that of a subtenant. Our rent paid to SHC for that cinema has been fixed at $590,000 for each of the past three years. In light of the challenges to the motion picture exhibition industry, SHC has permitted us to defer a portion of the rent on our Village East cinema master lease since October 2023. In 2024 we deferred $590,000 into the current year. As of December 31, 2024, we have accrued $737,500 in rent with respect to the Village East cinema.

Our master lease of the Village East has been extended from time to time and now terminates on September 1, 2027. On August 28, 2019, we exercised our option under the master lease to acquire SHC’s interest in the ground lease underlying that master lease for $5.9 million. That option was originally scheduled to close on May 31, 2021, but has been extended from time to time, and is now scheduled to close on April 30, 2025. We recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.9 million presented under other liabilities.

In 2005, we acquired (i) from a third party, the fee interest in the land underlying the Cinemas 1, 2, 3 and (ii) from SHC, its interest in the ground lease estate underlying and the improvements constituting the Cinemas 1, 2, 3 and granted to SHC an option to acquire at our cost a 25% interest in the special purpose entity, Sutton Hill Properties, LLC ("SHP"), formed to acquire these fee, leasehold and improvements interests. On June 28, 2007, SHC exercised this option. Since the acquisition by SHC of its 25% interest, SHP has covered its operating costs and debt service through (i) cash flow from the Cinemas  1,  2,  3, (ii) borrowings from third parties, (iii) pro-rata contributions from the members, and (iv) working capital loans from the Company and SHC. We manage the Cinemas 1, 2, 3, pursuant to a management agreement.

On August 31, 2016, we secured a three-year, $20.0 million mortgage loan with Valley National Bank which debt has been extended from time to time and has varied in amount. As of March 31, 2025, the principal amount of this loan was $20,592,511, all due any payable on October 1, 2025 (based on the second six-month option we exercised on
February 26, 2025). The Valley National Loan has been guaranteed by our Company and an environmental indemnity has been provided by our Company. SHC has agreed to indemnify our Company to the extent of 25% of any loss incurred by our Company with respect to any such guarantee and/or indemnity (a percentage reflecting SHC's membership interest in SHP).

Since the cash flow from the Cinemas 1,2,3 has not been sufficient to service the Valley National Loan, the members of SHP (our Company and SHC) have from time to time made contributions to the capital of SHP in order to avoid dilution of their respective interests in SHP. No capital contributions were called or made in 2022 or 2023.

In 2022, we extended a working capital loan to SHP, the balance of which was $6.9 million at December 31, 2024 (the responsibility for which follows the 75% / 25% ownership structure between the Reading partner and SHC or

$5.1 million and $1.7 million, respectively). The interest rate is determined by reference to the interest we are paying on our Bank of America facility. The loan has been approved by the Audit Committee of our Board of Directors.

In 2024, SHC made a working capital loan of $500,000 to fund a deposit required under the terms of the Valley National Bank amendment.

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

As used in our Audit Committee's Charter, the term "Related Party Transaction" means any transaction or arrangement between our Company on one hand, and on the other hand (i) any one or more directors, executive officers or stockholders holding more than 5% of the voting power of our Company (or any spouse, parent, sibling or heir of any such individual), or (ii) any one or more entities under common control with any one of such persons, or (iii) any entity in which one or more such persons holds more than a 10% interest. Related Party Transactions do not include matters related to employment or employee compensation-related issues.

The charter provides that our Audit Committee review transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, our Audit Committee considers, among other factors, it deems appropriate:

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

In recognition of the special risks involved with technology and cyber security, Director Adams serves as our Lead Technology and Cyber Risk Director and Board’s liaison with our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Information Officer and General Counsel in connection with the assessment of our Company’s technology and cyber security needs and the implementation of appropriate policies and procedures to meet those needs. He ensures that relevant information is brought to our Board, and coordinates the timely presentation of such information to, and facilitates the consideration of such information by, all directors. He also coordinates with our management timely and appropriate director education with respect to such matters to enhance director understanding of the issues involved and the options available to our Company. In preparation for this role, Director Adams, in 2018, completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors.

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

Item 14 – Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2024, and are expected to have a representative present at the 2025 Annual Meeting of Stockholders, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Forms 10-Q provided by Grant Thornton LLP for 2024 and 2023, was approximately $1,440,000 and $1,327,000, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us any audit related services for 2024 and 2023.

Tax Fees

Grant Thornton LLP did not provide us any professional services for tax compliance, tax advice, or tax planning in 2024 or 2023.

All Other Fees

Grant Thornton LLP did not provide us any products or services for 2024 or 2023, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval. Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2024 and 2023.

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

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, and incorporated herein by reference.
10.42	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.43+	Amended and Restated Mortgage Promissory Note dated September 29, 2023, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	N/A
10.44+	Amended and Restated Mortgage and Security Agreement dated September 29, 2023, executed by Sutton Hill Properties, LLC in favor of Valley National Bank.	N/A
10.45+	Mortgage Modification and Extension Agreement dated September 29, 2023, executed by Sutton Hill Properties, LLC and Valley National Bank.	N/A
10.46+	Note Modification Agreement dated October 1, 2024, executed by Sutton Hill Properties, LLC and Valley National Bank.	N/A
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference.
19.1	Reading International, Inc. and Subsidiaries Insider Trading Policy	Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2024 filed on April 21, 2025 and incorporated herein by reference.
19.2	Reading International, Inc. Amended and Restated Supplemental Policy Concerning Trading in Company Securities by Certain Designated Persons	Filed as Exhibit 19.2 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2024 filed on April 21, 2025 and incorporated herein by reference.
21	List of Subsidiaries.	Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 21, 2025 and incorporated herein by reference.
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 21, 2025 and incorporated herein by reference.
31.5+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	N/A
31.6+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and incorporated herein by reference.
97.1	Reading International, Inc. Executive Officer Clawback Policy, effective as of October 2, 2023.	Filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023 filed on April 29, 2024 and incorporated herein by reference.
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

READING INTERNATIONAL, INC.

(Registrant)

Date:	April 30, 2025	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)