Form 10-Q
period 2025-03-31
READING INTERNATIONAL INC
filed 2025-05-15
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2025, there were 20,795,843 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,911	$12,347
Restricted cash	2,433	2,735
Receivables	1,404	5,276
Inventories	1,441	1,685
Prepaid and other current assets	3,957	2,668
Land and property held for sale	17,998	32,331
Total current assets	33,144	57,042
Operating property, net	212,357	214,694
Operating lease right-of-use assets	156,381	160,873
Investment in unconsolidated joint ventures	3,187	3,138
Goodwill	23,870	23,712
Intangible assets, net	1,767	1,800
Deferred tax asset, net	766	953
Other assets	9,497	8,799
Total assets	$440,969	$471,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$48,744	$48,651
Film rent payable	3,553	5,820
Debt - current portion	53,738	69,193
Taxes payable - current	299	891
Deferred revenue	8,962	9,731
Operating lease liabilities - current portion	19,983	20,747
Other current liabilities	6,575	6,593
Total current liabilities	141,854	161,626
Debt - long-term portion	104,800	105,239
Derivative financial instruments - non-current portion	148	137
Subordinated debt, net	27,450	27,394
Noncurrent tax liabilities	6,137	6,041
Operating lease liabilities - non-current portion	155,524	161,702
Other liabilities	13,736	13,662
Total liabilities	$449,649	$475,801
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,681,705 issued and 20,745,594 outstanding at March 31, 2025 and
33,681,705 issued and 20,745,594 outstanding at December 31, 2024	238	238
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2025 and December 31, 2024	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	158,351	157,751
Retained earnings/(deficits)	(119,542)	(114,790)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(6,721)	(7,173)
Total Reading International, Inc. stockholders’ equity	(8,064)	(4,364)
Noncontrolling interests	(616)	(426)
Total stockholders’ equity	(8,680)	(4,790)
Total liabilities and stockholders’ equity	$440,969	$471,011

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue
Cinema	$36,404	$41,271
Real estate	3,765	3,781
Total revenue	40,169	45,052
Costs and expenses
Cinema	(36,577)	(40,720)
Real estate	(1,955)	(2,235)
Depreciation and amortization	(3,375)	(4,205)
General and administrative	(5,153)	(5,423)
Total costs and expenses	(47,060)	(52,583)
Operating income (loss)	(6,891)	(7,531)
Interest expense, net	(4,742)	(5,286)
Gain (loss) on sale of assets	6,526	(1,125)
Other income (expense)	(331)	341
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(5,438)	(13,601)
Equity earnings of unconsolidated joint ventures	23	(25)
Income (loss) before income taxes	(5,415)	(13,626)
Income tax benefit (expense)	472	223
Net income (loss)	$(4,943)	$(13,403)
Less: net income (loss) attributable to noncontrolling interests	(191)	(175)
Net income (loss) attributable to Reading International, Inc.	$(4,752)	$(13,228)
Basic earnings (loss) per share	$(0.21)	$(0.59)
Diluted earnings (loss) per share	$(0.21)	$(0.59)
Weighted average number of shares outstanding–basic	22,426,184	22,348,994
Weighted average number of shares outstanding–diluted	22,426,184	22,348,994

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(4,943)	$(13,403)
Foreign currency translation gain (loss)	412	(2,592)
Gain (loss) on cash flow hedges	(11)	—
Other	51	51
Comprehensive income (loss)	(4,491)	(15,944)
Less: net income (loss) attributable to noncontrolling interests	(191)	(175)
Less: comprehensive income (loss) attributable to noncontrolling interests	1	(1)
Comprehensive income (loss)	$(4,301)	$(15,768)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net income (loss)	$(4,943)	$(13,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(23)	25
(Gain) loss recognized on foreign currency transactions	340	5
(Gain) loss on sale of assets	(6,526)	1,125
Amortization of operating leases	5,144	5,414
Amortization of finance leases	10	10
Change in operating lease liabilities	(5,627)	(5,844)
Change in net deferred tax assets	199	157
Depreciation and amortization	3,375	4,205
Other amortization	314	505
Stock based compensation expense	600	678
Net changes in operating assets and liabilities:
Receivables	1,888	335
Prepaid and other assets	(1,712)	(99)
Payments for accrued pension	(171)	(171)
Accounts payable and accrued expenses	2,915	5,805
Film rent payable	(2,294)	(463)
Taxes payable	(603)	(295)
Deferred revenue and other liabilities	(588)	(759)
Net cash provided by (used in) operating activities	(7,702)	(2,770)
Investing Activities
Purchases of and additions to operating and investment properties	(253)	(1,926)
Contributions to unconsolidated joint ventures	—	(31)
Proceeds from sale of assets	18,131	9,594
Net cash provided by (used in) investing activities	17,878	7,637
Financing Activities
Repayment of borrowings	(16,843)	(11,124)
Repayment of finance lease principal	(10)	(10)
Capitalized borrowing costs	—	(90)
(Cash paid) proceeds from the settlement of employee share transactions	—	(1)
Net cash provided by (used in) financing activities	(16,853)	(11,225)
Effect of exchange rate on cash and restricted cash	(61)	(751)
Net increase (decrease) in cash and cash equivalents and restricted cash	(6,738)	(7,109)
Cash and cash equivalents and restricted cash at the beginning of the period	15,082	15,441
Cash and cash equivalents and restricted cash at the end of the period	$8,344	$8,332

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$5,911	$7,501
Restricted cash	2,433	831
	$8,344	$8,332

Supplemental Disclosures
Interest paid	$4,013	$4,858
Income taxes (refunded) paid	690	106
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	402	2,475

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the Three Months Ended March 31, 2025

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

NOTE 2 – LIQUIDITY AND IMPAIRMENT ASSESSMENT

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. The evaluation of the going concern assertion involves considering whether it is probable that our Company has sufficient resources, as at the issue date of the financial statements, to meet its obligations as they fall due for twelve months following the issue date. Should it be probable that there are not sufficient resources, we must determine whether it is probable that our plans will be effectively implemented and will mitigate the consequential going concern substantial doubt. Our evaluation is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well historically and is key to management’s overall evaluation of ASC 205-40 Going Concern.

We have $53.7 million of debt due in twelve months, cash of $8.3 million and negative working capital of $108.7 million. This net negative working capital position includes land and property held for sale of $18.0 million (based on book value, as opposed to fair market value). Management has concluded that going concern uncertainty exists.

As a result, we have developed a plan to address and overcome the going concern uncertainty. Our plan is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies.

While we believe that, with an increase in the quantity and quality of films being released to cinemas compared to pre-pandemic levels, patronage and operating revenue levels will improve, we have no control over attendance levels and no assurances can be given as to the nature of the reception of future movies by the movie-going public.

We have begun the process of refinancing and/or extending certain loans. On January 31, 2025, we repaid our $10.5 million Westpac loan. On February 5, 2025, we repaid $6.1 million of our Bank of America facility, taking the balance to $8.7 million. This loan is due on August 18, 2025. On February 26, 2025, we exercised our option to extend our Valley National debt to October 1, 2025. Our $12.5 million NAB bridging facility matures on May 23, 2025, which we expect to repay upon the anticipated sale of our Cannon Park property, currently scheduled to close on May 21, 2025. We are currently under an unconditional contract to sell our Cannon Park property for AU$32.0 million. On May 2, 2025, we extended our Emerald Creek Capital loan to November 6, 2026, as further discussed in Note 13 - Borrowings.

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

In conclusion, as of the date of issuance of these financial statements, based on our evaluation of ASC 205-40 Going Concern and the current conditions and events, considered in the aggregate, and our various plans for enhancing liquidity and the extent to which those plans are progressing, we conclude that our plan to raise sufficient liquidity primarily through certain real estate asset monetizations to the extent needed is probable of being implemented to the extent required such that this alleviates the substantial doubt about our Company’s ability to continue as a going concern.

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2024, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. While our first three months of 2025 produced lower revenues and operating income compared to the same period in 2024, we believe our improved performance at an asset group level will resume in the remainder of 2025. As a result, we recorded no impairment charges for the first three months of 2025. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2024. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. No impairment charges were recorded in the first three months of 2025. Actual performance against our forecasts is dependent on several variables and conditions, including among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of our Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that our Company controls and should be read in conjunction with our Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024 (“2024 Form 10-K”). All significant intercompany balances and transactions have been eliminated on consolidation. These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Our cinema exhibition segment aggregates all our cinemas, both leased and owned, across the United States, Australia and New Zealand. Each of our cinemas earns revenue through the sale of movie tickets, food and beverage, screen advertising, theater rentals, merchandise, gift card and loyalty membership, and other ancillary sales. The segment also earns revenue through service fees related to online ticket sales. Expenses are incurred through film rent, wages and salaries, food and beverage costs, occupancy costs, utilities, and other ancillary costs. We further organize this segment by geography, as while all our cinemas are engaged in substantially the same business activities, each geography is subject to its own unique regulatory and business conditions.

Our real estate segment aggregates all our retail, commercial and live venue real estate assets across Australia, New Zealand, and the United States. Our retail and commercial real estate assets earn revenue through the leasing or licensing of space to third party tenants.

Our live theater assets in the United States earn revenue through leasing or licensing space to third party production companies, an activity we consider sufficiently similar to our broader real estate base to support inclusion in our real estate segment. Our live theatre operations also earn revenue by providing front of house and box office services and through concession sale of food and beverage. All of our real estate assets incur expenses from property maintenance, utilities, taxes, and other costs of maintaining real estate and in some cases third party property management. Most of our real estate is currently self-managed.

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

	2025			2024
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$36,404	$3,765	$40,169	$41,271	$3,781	$45,052
Inter-segment revenue (1)	—	1,080	1,080	—	1,152	1,152
Total segment revenue	36,404	4,845	41,249	41,271	4,933	46,204
Operating expense
Operating Expense - Third Party	(36,577)	(1,955)	(38,532)	(40,720)	(2,235)	(42,955)
Inter-Segment Operating Expenses (1)	(1,080)	—	(1,080)	(1,152)	—	(1,152)
Total of services and products (excluding depreciation and amortization)	(37,657)	(1,955)	(39,612)	(41,872)	(2,235)	(44,107)
Depreciation and amortization	(2,141)	(1,102)	(3,243)	(2,587)	(1,517)	(4,104)
Impairment of long-lived assets	—	—	—	—	—	—
General and administrative expense	(1,081)	(194)	(1,275)	(977)	(291)	(1,268)
Total operating expense	(40,879)	(3,251)	(44,130)	(45,436)	(4,043)	(49,479)
Segment operating income (loss)	$(4,475)	$1,594	$(2,881)	$(4,165)	$890	$(3,275)

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of cinema exhibition segment revenue to segment operating income for the three months ended March 31, 2025 and March 31, 2024, is as follows:

		Three Months Ended
(Dollars in thousands)		March 31, 2025	March 31, 2024
REVENUE
United States	Admissions revenue	$10,245	$12,245
	Concessions revenue	6,108	6,960
	Advertising and other revenue	1,942	2,103
		$18,295	$21,308

Australia	Admissions revenue	$9,630	$10,261
	Concessions revenue	4,856	5,765
	Advertising and other revenue	1,196	1,296
		$15,682	$17,322

New Zealand	Admissions revenue	$1,546	$1,600
	Concessions revenue	766	909
	Advertising and other revenue	115	132
		$2,427	$2,641

Total revenue		$36,404	$41,271

OPERATING EXPENSE
United States	Film rent and advertising cost	$(5,058)	$(6,139)
	Food & beverage cost	(1,583)	(1,907)
	Occupancy expense	(3,967)	(5,787)
	Labor cost	(4,082)	(4,148)
	Utilities	(1,218)	(1,308)
	Cleaning and maintenance	(1,541)	(1,427)
	Other operating expenses	(2,146)	(2,124)
		$(19,595)	$(22,840)

Australia	Film rent and advertising cost	$(3,956)	$(4,448)
	Food & beverage cost	(1,075)	(1,275)
	Occupancy expense	(4,295)	(4,402)
	Labor cost	(3,307)	(3,273)
	Utilities	(842)	(812)
	Cleaning and maintenance	(1,149)	(1,204)
	Other operating expenses	(775)	(872)
		$(15,399)	$(16,286)

New Zealand	Film rent and advertising cost	$(649)	$(682)
	Food & beverage cost	(148)	(204)
	Occupancy expense	(733)	(759)
	Labor cost	(534)	(562)
	Utilities	(98)	(100)
	Cleaning and maintenance	(194)	(204)
	Other operating expenses	(307)	(235)
		$(2,663)	$(2,746)

Total operating expense		$(37,657)	$(41,872)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,121)	$(1,271)
	General and administrative expense	(725)	(633)
		$(1,846)	$(1,904)

Australia	Depreciation and amortization	$(913)	$(1,190)
	General and administrative expense	(344)	(344)
		$(1,257)	$(1,534)

New Zealand	Depreciation and amortization	$(107)	$(126)
	General and administrative expense	(12)	—
		$(119)	$(126)

Total depreciation, amortization, general and administrative expense		$(3,222)	$(3,564)

OPERATING INCOME (LOSS) - CINEMA
United States		$(3,146)	$(3,436)
Australia		(974)	(498)
New Zealand		(355)	(231)
Total Cinema operating income (loss)		$(4,475)	$(4,165)

A reconciliation of real estate segment revenue to segment operating income for the three months ended March 31, 2025 and March 31, 2024, is as follows:

		Three Months Ended
(Dollars in thousands)		March 31, 2025	March 31, 2024
REVENUE
United States	Live theater rental and ancillary income	$543	$413
	Property rental income	1,044	1,072
		1,587	1,485
Australia	Property rental income	3,015	3,083
New Zealand	Property rental income	243	365
Total revenue		$4,845	$4,933

OPERATING EXPENSE
United States	Live theater cost	$(237)	$(234)
	Occupancy expense	(177)	(192)
	Utilities	(44)	(30)
	Cleaning and maintenance	(31)	(47)
	Other operating expenses	(165)	(342)
		$(654)	$(845)

Australia	Occupancy expense	$(487)	$(489)
	Labor cost	(44)	(58)
	Utilities	(13)	(14)
	Cleaning and maintenance	(220)	(215)
	Other operating expenses	(258)	(234)
		$(1,022)	$(1,010)

New Zealand	Occupancy expense	$(58)	$(111)
	Labor cost	(2)	(6)
	Utilities	(5)	(19)
	Cleaning and maintenance	(4)	(11)
	Other operating expenses	(210)	(233)
		$(279)	$(380)

Total operating expense		$(1,955)	$(2,235)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(660)	$(739)
	General and administrative expense	(130)	(268)
		(790)	(1,007)

Australia	Depreciation and amortization	$(385)	$(591)
	General and administrative expense	(63)	(24)
		(448)	(615)

New Zealand	Depreciation and amortization	(57)	(186)
	General and administrative expense	(1)	—
		(58)	(186)

Total depreciation, amortization, general and administrative expense		$(1,296)	$(1,808)

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$143	$(367)
Australia		1,545	1,458
New Zealand		(94)	(201)
Total real estate operating income (loss)		$1,594	$890

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Segment operating income (loss)	$(2,881)	$(3,275)
Unallocated corporate expense:
Depreciation and amortization expense	(133)	(102)
General and administrative expense	(3,877)	(4,154)
Interest expense, net	(4,742)	(5,286)
Equity earnings (loss) of unconsolidated joint ventures	23	(25)
Gain (loss) on sale of assets	6,526	(1,125)
Other (expense) income	(331)	341
Income (loss) before income taxes	$(5,415)	$(13,626)

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
By segment:
Cinema	$180,096	$191,008
Real estate	191,792	207,044
Corporate (1)	69,081	72,959
Total assets	$440,969	$471,011
By country:
United States	$255,115	$264,284
Australia	162,323	167,667
New Zealand	23,531	39,060
Total assets	$440,969	$471,011

(1) Corporate Assets includes cash and cash equivalents of $5.9 million and $12.3 million as of March 31, 2025 and December 31, 2024, respectively.

The following table sets forth our operating properties by country:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
United States	$144,899	$146,531
Australia	58,428	59,081
New Zealand	9,030	9,082
Total operating property	$212,357	$214,694

The table below summarizes capital expenditures for the three months ended March 31, 2025

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Segment capital expenditures	$406	$2,028
Corporate capital expenditures	—	—
Total capital expenditures	$406	$2,028

NOTE 5 – OPERATIONS IN FOREIGN CURRENCY

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, cash flows from our overseas operations have been used to cover our domestic general and administrative costs, interest expense, and losses from our domestic cinema operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2025. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2025	December 31, 2024	March 31, 2024
Spot Rate
Australian Dollar	0.6236	0.6185	0.6524
New Zealand Dollar	0.5666	0.5596	0.5987
Average Rate
Australian Dollar	0.6277	0.6596	0.6572
New Zealand Dollar	0.5680	0.6051	0.6124

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2025	2024
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(4,752)	$(13,228)
Denominator:
Weighted average number of common stock – basic	22,426,184	22,348,994
Weighted average dilutive impact of awards	—	—
Weighted average number of common stock – diluted	22,426,184	22,348,994
Basic earnings (loss) per share	$(0.21)	$(0.59)
Diluted earnings (loss) per share	$(0.21)	$(0.59)
Awards excluded from diluted earnings (loss) per share	2,410,639	1,324,698

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first three months of 2025 or 2024.

Outstanding awards of 2,410,639 shares for the period ended March 31, 2025 and 1,324,698 shares for the period ended March 31, 2024 were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

Note 7 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at March 31, 2025 and December 31, 2024, is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Land	$47,400	$47,267
Building and improvements	166,986	166,451
Leasehold improvements	49,573	49,444
Fixtures and equipment	144,754	143,773
Construction-in-progress	2,059	1,987
Total cost	410,772	408,922
Less: accumulated depreciation	(198,415)	(194,228)
Operating property, net	$212,357	$214,694

Depreciation expense for operating property was $3.3 million for the quarter ended March 31, 2025, as compared to $4.1 million for the quarter ended March 31, 2024.

Construction-in-Progress – Operating and Investment Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the three months ended March 31, 2025, are shown below:

(Dollars in thousands)	Balance, December 31, 2024	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, March 31, 2025
Cinema developments and improvements	1,745	40	—	—	3	1,788
Other real estate projects	242	31	(3)	—	1	271
Total	$1,987	$71	$(3)	$—	$4	$2,059

2025 Real Estate Monetizations

In order to support our liquidity, we have monetized certain of our real estate holdings. During 2024 and the first quarter of 2025 we sold two held for sale properties. In the first quarter of 2024, we monetized our office building in Culver City for $10.0 million. In the first quarter of 2025, we monetized our properties in Wellington, New Zealand for $21.5 million. In the second quarter of 2023, we classified our 2483 Trenton Avenue, Williamsport, Pennsylvania, property as held for sale. In May 2024, we classified our Cannon Park, Townsville, Queensland, Australia property as held for sale.

A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or, multiple assets. Discussed below are those real estate transactions affecting the presentation in our consolidated balance sheet as of March 31, 2025 and December 31, 2024, and the profitability determination in our consolidated statements of income for the three months ended March 31, 2025, and 2024.

Courtenay Central, Wellington, New Zealand

In June 2024, we classified our property assets in Wellington, New Zealand including Courtenay Central, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consisted of our Courtenay Central cinema and retail property, along with our Tory and Wakefield Street car parks. Our book value (as opposed to fair value) of the property was $14.7 million. No adjustments to the book value of the assets were required upon classification as held for sale. The sale was completed on January 31, 2025, when control of the property ceded to the buyer, at a gross sale price of $21.5 million. The proceeds were used to pay off the Westpac mortgage on the property.

The gain on sale of this property is calculated as follows:

March 31
(Dollars in thousands)	2025
Sales price	$21,538
Net book value	(14,666)
Gain on sale, gross of direct costs	6,872
Direct sale costs incurred	(306)
Gain on sale, net of direct costs	$6,566

Culver City, Los Angeles

In May 2023, we classified our Culver City administrative building, commonly known as 5995 Sepulveda Blvd., as held for sale. Our book value (as opposed to fair value) of the property was $10.8 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. The disposal group consisted of land, a building and various leasehold improvements. The sale was completed on February 23, 2024, at a gross sales price of $10.0 million. The proceeds were used to pay off the $8.3 million first mortgage on the property.

The loss on sale of this property is calculated as follows:

March 31
(Dollars in thousands)	2024
Sales price	$10,000
Net book value	(10,800)
Loss on sale, gross of direct costs	(800)
Direct sale costs incurred	(325)
Loss on sale, net of direct costs	$(1,125)

Disposal Groups Held for Sale

Cannon Park ETC

In May 2024, we classified our Cannon Park ETC in Townsville, Queensland, Australia, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our Cannon Park City Center and Cannon Park Discount Center properties, comprising approximately 9.4-acres. The current book value (as opposed to fair value) of the property is $17.5 million. No adjustments to the book value of the assets contained within this disposal group were required. The disposal group is currently subject to an unconditional contract of sale, expected to close in May 2025.

Newberry Yard, Williamsport, Pennsylvania

In June 2023, we classified our industrial property at Newberry Yard, Williamsport, Pennsylvania, as held for sale at the lower of cost and fair value less costs to sell. The current book value (as opposed to fair value) of the property is $460,000. The property is part of our historic railroad operations, consisting of land and an industrial building, and certain rail bed improvements. No adjustments to the book value of the assets contained within this disposal group were required. Sales efforts continue, and the property continues to meet the ASC 360 held for sale criteria.

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$10
Interest on lease liabilities	1	1
Operating lease cost	6,834	7,801
Variable lease cost	(159)	511
Total lease cost	$6,686	$8,323

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$11	$11
Operating cash flows for operating leases	3,136	7,391
Right-of-use assets obtained in exchange for new operating lease liabilities	(768)	—

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Operating leases
Operating lease right-of-use assets	$156,381	$160,873
Operating lease liabilities - current portion	19,983	20,747
Operating lease liabilities - non-current portion	155,524	161,702
Total operating lease liabilities	$175,507	$182,449
Finance leases
Property plant and equipment, gross	218	217
Accumulated depreciation	(187)	(175)
Property plant and equipment, net	$31	$42
Other current liabilities	32	43
Other long-term liabilities	1	—
Total finance lease liabilities	$33	$43

Other information
Weighted-average remaining lease term - finance leases	1	1
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.87%	4.86%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2025	$28,095	$34
2026	25,495	—
2027	23,624	—
2028	22,546	—
2029	20,839	—
Thereafter	106,093	—
Total lease payments	$226,692	$34
Less imputed interest	(51,185)	(1)
Total	$175,507	$33

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

Lease income relating to operating lease payments was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Components of lease income
Lease payments	$2,709	$2,701
Variable lease payments	184	144
Total lease income	$2,893	$2,845

The book value of underlying assets under operating leases from owned assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Building and improvements
Gross balance	$113,511	$113,424
Accumulated depreciation	(22,415)	(21,692)
Net Book Value	$91,096	$91,732

The minimum contractual rent payments due on our leases were as follows:

(Dollars in thousands)	Operating leases
2025	$8,130
2026	10,407
2027	9,919
2028	9,837
2029	9,220
Thereafter	34,533
Total	$82,046

Note 9 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2025, and December 31, 2024.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2024	$18,488	$5,224	$23,712
Foreign currency translation adjustment	158	—	158
Balance at March 31, 2025	$18,646	$5,224	$23,870

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2025. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2025, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 2 – Liquidity and Impairment Assessment.

The tables below summarize intangible assets other than goodwill, as of March 31, 2025, and December 31, 2024, respectively.

	As of March 31, 2025
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,460	$9,024	$4,355	$23,839
Less: Accumulated amortization	(10,295)	(8,134)	(3,643)	(22,072)
Net intangible assets other than goodwill	$165	$890	$712	$1,767

	As of December 31, 2024
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,349	$23,831
Less: Accumulated amortization	(10,290)	(8,102)	(3,639)	(22,031)
Less: Impairments	—	—	—	—
Net intangible assets other than goodwill	$168	$922	$710	$1,800

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2025

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Beneficial lease amortization	$3	$21
Other amortization	32	60
Total intangible assets amortization	$35	$81

Note 10 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2025, and December 31, 2024:

		March 31,	December 31,
(Dollars in thousands)	Interest	2025	2024
Rialto Cinemas	50.0%	$(17)	$—
Mt. Gravatt	33.3%	3,204	3,138
Total investments		$3,187	$3,138

For the quarter ended March 31, 2025 and 2024, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Rialto Cinemas	$(17)	$(68)
Mt. Gravatt	40	43
Total equity earnings	$23	$(25)

Note 11 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Prepaid and other current assets
Prepaid expenses	$1,614	$1,473
Prepaid taxes	2,022	853
Prepaid rent	1	14
Deposits	305	314
Investments in marketable securities	15	14
Total prepaid and other current assets	$3,957	$2,668
Other non-current assets
Other non-cinema and non-rental real estate assets	674	674
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,979	7,279
Long-term deposits	6	8
Total other non-current assets	$9,497	$8,799

Note 12 – Income Taxes

The interim provision for income taxes is different from the amount determined by applying the U.S. federal statutory rate to consolidated income or loss before taxes.  The differences are attributable to foreign tax rate differential, unrecognized tax benefits, and change in valuation allowance. Our effective tax rate was 8.7% and 1.6% for the three months ended March 31, 2025 and 2024, respectively.  The difference is primarily due to a decrease in reserve for valuation allowance in 2025.  The forecasted effective tax rate is updated each quarter as new information becomes available.

Note 13 – Borrowings

Our Company’s borrowings at March 31, 2025 and December 31, 2024, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2025
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,450	8.55%	8.55%
Bank of America Credit Facility (US)	August 18, 2025	8,700	8,700	8,668	11.50%	11.50%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2025	20,593	20,593	20,593	9.32%	9.32%
Minetta & Orpheum Theatres Loan (US)	June 1, 2025	7,432	7,432	7,426	7.00%	7.00%
Union Square Financing (US) (2)	May 6, 2025	55,000	47,141	47,118	11.52%	11.52%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU)	July 31, 2026	62,360	62,360	62,262	5.89%	5.89%
NAB Bridge Facility (AU) (4)	April 30, 2025	12,472	12,472	12,471	6.00%	6.00%
		$194,470	$186,611	$185,988

(1)Net of deferred financing costs amounting to $0.6 million.

(2)This facility was extended after March 31, 2025, and now matures on November 6, 2026. See below for discussion.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2025.

(4)This facility was extended after March 31, 2025, and now matures on May 23, 2025. See below for discussion.

	As of December 31, 2024
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,394	8.85%	8.85%
Bank of America Credit Facility (US)	August 18, 2025	14,750	14,750	14,699	10.50%	10.50%
Cinemas 1, 2, 3 Term Loan (US)	April 1, 2025	20,682	20,682	20,594	9.57%	9.57%
Minetta & Orpheum Theatres Loan (US)	June 1, 2025	7,464	7,464	7,446	7.00%	7.00%
Union Square Financing (US) (4)	May 6, 2025	55,000	47,141	47,049	11.78%	11.78%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	July 31, 2026	61,850	61,850	61,740	6.12%	6.12%
NAB Bridge Facility (AU)	April 30, 2025	12,370	12,370	12,361	6.16%	6.16%
Westpac Bank Corporate (NZ) (3)	March 31, 2025	10,543	10,543	10,543	6.95%	6.95%
Total		$210,572	$202,713	$201,826

(1)Net of deferred financing costs amounting to $0.9 million.

(2)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2024.

(3)This debt was repaid in full on January 31, 2025.

(4)This loan has an option to extend for one year, which is within our control and we intend to exercise.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	March 31,	December 31,
Balance Sheet Caption (Dollars in thousands)	2025	2024
Debt - current portion	$53,738	$69,193
Debt - long-term portion	104,800	105,239
Subordinated debt - long-term portion	27,450	27,394
Total borrowings	$185,988	$201,826

Bank of America Credit Facility

As at December 31, 2023, our Bank of America facility matured on September 4, 2024, following a Q1 2023 loan modification, which, among other things, extended the maturity date from March 1, 2024 to September 4, 2024.

We amended this facility on March 27, 2024, to among other terms and conditions, (i) extend the Maturity Date to August 18, 2025, (ii) require a $275,000 principal paydown, (iii) eliminate the minimum liquidity covenant, (iv) reduce the principal amortization amounts and provide a principal holiday period, and (v) require certain paydowns on the sale of certain real estate assets. Interest is charged at 2.5% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest at a rate of 0.5% commenced on January 1, 2024, and continued until December 31, 2024, increasing to 1.5% on January 1, 2025, until the facility is repaid in full. This loan is subject to mandatory prepayment out of a portion of the net proceeds realized by us in the event that we determine to sell certain specified assets. In October 2024, we amended this facility to defer the monthly principal payments required in October, November and December, to the end of 2024. All deferred payments were made as contracted. Upon the sale of our Wellington Property assets including Courtenay Central, we repaid $6.1 million of this facility on February 5, 2025.

On April 3, 2025, we amended our Bank of America facility to defer certain scheduled pay downs, which are now payable upon the earlier of May 16, 2025 and the sale of our Cannon Park property.

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

Cinemas 1,2,3 Term Loan

Our Cinemas 1,2,3 Term Loan is held by Sutton Hill Properties LLC (“SHP”), a 75% owned subsidiary of RDI. On February 26, 2025, we exercised the last of our extension options on this loan, taking the maturity to October 1, 2025. The loan is with Valley National Bank, which carries an interest rate of 5.0% above monthly SOFR, with a floor of 7.50%.

Union Square Financing

Our $55.0 million loan facility, executed in 2021 with Emerald Creek Capital, is secured by our 44 Union Square property and certain limited guarantees. It bears a variable interest rate of TERM SOFR plus 6.9% and includes provisions for a prepaid interest and property tax reserve fund. On April 23, 2024, we executed the first twelve month extension on this loan, taking the maturity to May 6, 2025.

On May 2, 2025, we extended the maturity date of this loan to November 6, 2026, with one option to extend further to May 6, 2027. The extension includes principal payments of $500,000 on or before May 21, 2025 and February 6, 2026. This modification reduced the facility limit from $55.0 million $49.0 million.

Debt denominated in foreign currencies

Westpac Bank Corporate Credit Facility (NZ)

We repaid our Westpac Bank Corporate Credit Facility in full on January 31, 2025.

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

On April 4, 2024, we amended this facility, which now matures on July 31, 2026. As part of the amendment, we obtained an additional AU$20.0 million bridge facility (the “Bridge Loan”) which initially matured on March 31, 2025 (or earlier, upon the sale of certain assets), and modified certain covenants. We are also required, from March 31, 2025, to make quarterly repayments of AU$1.5 million against the AU$100.0 million Corporate Loan facility, until maturity date, representing permanent reductions in that facility’s ceiling. No other changes were made. We have from time to time extended (most recently on May 14, 2025) the maturity date of the Bridge Loan to reflect the intent that the loan be repaid out of the proceeds from the sale of Cannon Park. The Bridge Loan currently matures on May 23, 2025 reflecting a May 21, 2025 anticipated closing date for the sale of our Cannon Park property. On April 2, 2025, we executed an amendment that among other things, increased the bank guarantee facility from AU$3.0 million to AU$4.0 million.

Effective June 28, 2024, we entered into an Interest Rate Hedging Agreement with NAB on AU$50.0 million of the Corporate Loan Facility with a termination date of July 31, 2026. The Interest Rate Collar transaction has a floor of 4.18% and a cap of 4.78%.

Note 14 – Other Liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Current liabilities
Lease liability	$5,900	$5,900
Accrued pension	496	500
Security deposit payable	113	117
Finance lease liabilities	32	43
Other	34	33
Other current liabilities	$6,575	$6,593
Other liabilities
Lease make-good provision	6,074	5,908
Accrued pension	2,181	2,312
Deferred rent liability	3,824	3,786
Environmental reserve	1,656	1,656
Finance lease liabilities	1	—
Other non-current liabilities	$13,736	$13,662

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 14 – Pension and Other Liabilities in our 2024 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $2.7 million on March 31, 2025. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter ended March 31, 2025, and 2024. Our pension plan is unfunded.

During the quarter ended March 31, 2025, the interest cost was $37,000, and the actuarial loss was $51,000. During the quarter ended March 31, 2024, the interest cost was $44,000, and the actuarial loss was $52,000.

Note 15 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2025	$(5,521)	$(18)	$(1,497)	$(137)	$(7,173)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net change related to derivatives	—	—	—	(11)	(11)

Net current-period other comprehensive income (loss)	412	—	51	(11)	452
Balance at March 31, 2025	$(5,109)	$(18)	$(1,446)	$(148)	$(6,721)

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

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Australian Country Cinemas, Pty Ltd	$114	$128
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(728)	(552)
Noncontrolling interests in consolidated subsidiaries	$(616)	$(426)

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Australian Country Cinemas, Pty Ltd	$(15)	$(13)
Shadow View Land and Farming, LLC	—	—
Sutton Hill Properties, LLC	(176)	(162)
Net income (loss) attributable to noncontrolling interests	$(191)	$(175)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2025	20,743	$238	1,681	$17	$157,751	$(114,790)	$(40,407)	$(7,173)	$(4,364)	$(426)	$(4,790)
Net income (loss)	—	—	—	—	—	(4,752)	—	—	(4,752)	(191)	(4,943)
Other comprehensive income, net	—	—	—	—	—	—	—	452	452	1	453
Share-based compensation expense	—	—	—	—	600	—	—	—	600	--	600
Restricted Stock Units	—	—	—	—	—	—	—	—	--	--	—
At March 31, 2025	20,743	$238	1,681	$17	$158,351	$(119,542)	$(40,407)	$(6,721)	$(8,064)	$(616)	$(8,680)

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2024	20,664	$237	1,681	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(13,228)	—	—	(13,228)	(175)	(13,403)
Other comprehensive income, net	—	—	—	—	—	—	—	(2,538)	(2,538)	(3)	(2,541)
Share-based compensation expense	—	—	—	—	678	—	—	—	678	—	678
Restricted Stock Units	9	—	—	—	(2)	—	—	—	(2)	—	(2)
At March 31, 2024	20,673	$237	1,681	$17	$156,078	$(92,717)	$(40,407)	$(5,211)	$17,997	$(269)	$17,728

Note 18 – Stock-Based Compensation and Stock Repurchases

Employee and Director Stock Incentive Plan

2020 Stock Incentive Plan

On November 4, 2020, our Company enacted the 2020 Stock Incentive Plan, which was also approved by our Company’s stockholders on December 8, 2020 (as amended, the “2020 Plan”). Under the 2020 Plan, the number of permitted authorized shares for issuance was originally set at 1,250,000, plus any shares reserved for awards outstanding under the 2010 Plan that were subsequently forfeited (for instance, through a then outstanding out of the money option) or if the related shares are repurchased, a corresponding number of shares would automatically become available for issuance under the 2020 Plan. On December 7, 2023, our Company’s stockholders, upon recommendation of our Company’s board of directors, approved the First Amendment to the 2020 Stock Incentive Plan, increasing the number of shares of Class A Common Stock reserved for issuance under the 2020 Plan by an additional 971,807 shares. On December 5, 2024, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved the Second Amendment to the 2020 Stock Incentive Plan, increasing the number of Class A Common Stock reserved for issuance under the 2020 Plan by an additional 3,500,000 shares.

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At March 31, 2025, there were 5,721,807 shares of Class A Common Stock available for issuance under the 2020 Plan.

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

For the quarter ended March 31, 2025, we recorded a compensation expense of $299,000, with respect to our prior stock option grants. For the quarter ended March 31, 2024, we recorded a compensation expense of $49,000, with respect to our prior stock option grants At March 31, 2025, the total unrecognized estimated compensation expense related to non-vested stock options was $470,000, which we expect to recognize over a weighted average vesting period of 0.75 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at March 31, 2025, was nil, as the closing price of our Class A Common Stock on that date was $1.39.

The following table summarizes the number of options outstanding and exercisable as of March 31, 2025, and December 31, 2024:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2023	412,779	$14.19	1.79	$—
Granted	1,499,755	1.49	—	—
Exercised	—	—	—	—
Forfeited	(205,122)	—	—	—
Balance - December 31, 2024	1,707,412	$1.63	9.44	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance - March 31, 2025	1,707,412	$1.54	9.19	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of March 31, 2025:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	March 31, 2025	March 31, 2025	March 31, 2025

Opening balance	339,438	1,222,252	1,561,690	1,169,564	280,253	111,874

April 11, 2023	—	413,536	413,536	146,714	257,790	9,032
April 21, 2023	—	237,719	237,719	79,328	149,866	8,525
April 28, 2023	—	20,427	20,427	5,109	15,318	—

Total	339,438	1,893,934	2,233,372	1,400,715	703,227	129,431

Time vested RSU awards to management typically vest 25% on the anniversary of the grant date and the remainder over a period of four years. Beginning in 2020, a performance component has been added to certain management equity grants, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two vesting structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. In 2024, our Board of Directors determined that our Company was not in a position to pay cash bonuses that would have been otherwise earned by our executive officers.

For the quarter ended March 31, 2025, we recorded compensation expense of $301,000. For the quarter ended March 31, 2024, we recorded compensation expense of $628,000. The total unrecognized compensation expense related to the non-vested RSUs was $3.0 million as of March 31, 2025, which we expect to recognize over a weighted average vesting period of 0.85 years.

Stock Repurchase Program

Our Stock Repurchase Program expired on March 10, 2024. It has not been renewed. No stock has been repurchased by our Company since March 10, 2020.

Note 19 – Hedge Accounting

As of March 31, 2025, our Company held derivative instruments to the notional value of $31.2 million (AU$50.0 million). As of December 31, 2024, our Company held derivatives in the total notional amount of $33.0 million (AU$50.0 million).

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	March 31,		December 31,
	2025		2024
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	148	Derivative financial instruments - non-current portion	137
Total derivatives designated as hedging instruments		$148		$137
Total derivatives		$148		$137

The changes in fair value of that instrument were recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter ended March 31, 2025 and March 31, 2024, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives
Three Months Ended March 31
		2025	2024
Interest rate contracts	Interest expense	$—	$—
Total		$—	$—

(Dollars in thousands)	Amount
	Three Months Ended March 31
	2025	2024
Interest rate contracts	$148	$—
Total	$148	$—

Line Item	Amount
	Three Months Ended March 31
	2025	2024
Interest expense	$—	$—
Total	$—	$—

As of March 31, 2025, we expect to release $229,000 to earnings.

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

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2025, and December 31, 2024, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2025
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$158,698	$—	$—	$158,729	$158,729
Subordinated debt	27,913	—	—	27,768	27,768
	$186,611	$—	$—	$186,497	$186,497

		Fair Value Measurement at December 31, 2024
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$174,800	$—	$—	$174,994	$174,994
Subordinated debt	27,913	—	—	27,867	27,867
	$202,713	$—	$—	$202,861	$202,861

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of March 31, 2025, and December 31, 2024.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of March 31, 2025, and December 31, 2024, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter ended March 31, 2025, and March 31, 2024.

Note 21 – Subsequent Events

On April 2, we executed an amendment with NAB that, among other things, increased the bank guarantee facility from AU$3.0 million to AU$4.0 million. On April 29, 2025, we executed a further amendment with NAB that extended the repayment of the Bridge Loan until May 14, 2025. On May 14, 2025, we received confirmation from NAB that the Bridge Loan would be further extended until May 23, 2025.

On April 3, 2025, we amended our Bank of America facility to defer certain scheduled pay downs. See Note 13 – Borrowings.

On April 15, 2025, we closed our Town Square cinema in San Diego, California.

On May 2, 2025, we extended our Emerald Creek Capital loan to November 6, 2026, with a further six month option to extend. See Note 13 – Borrowings.

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2024 Form 10-K, Part 1 – Financial Information, Item 1A and the Risk Factors set out below.

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The MD&A should be read in conjunction with our consolidated financial statements and related notes in this Report.

Business Overview & Updates

While our performance this quarter was not as strong as we had originally anticipated, especially in comparison to the first quarter of 2024, we remain optimistic about the direction of our cinema business and the cinema industry as a whole. Performances for the first quarter of 2025 from films such as Captain America: Brave New World and Disney’s Snow White did not meet industry expectations.

However, looking to the second quarter of 2025, A Minecraft Movie and Sinners have already exceeded industry expectations and have created momentum for the industry. Additionally, we are encouraged about the long-term prospects of the cinema industry for a variety of reasons, including

•(i) the current movie release schedule from 2025 to 2027, reflecting a notable increase in quality tentpole films, such as Superman (2025), Fantastic Four (2025), and Jurassic World: Rebirth (2025);

•(ii) the strong performance of selected highly anticipated and well-promoted films which we believe has demonstrated that audiences are eager to return to cinemas, with per-film attendance approaching levels seen during the pre-pandemic blockbuster era-recent examples include A Minecraft Movie, Sinners and Thunderbolts*;

•(iii) the fact that major studios and distributors, including streaming platforms like MGM Amazon and Apple TV, are adding a cinema exhibition run to their overall distribution plan as they recognize the economic value of the theatrical release window, not only for driving box office revenues, but also for promoting and distinguishing their films from other content available on their platforms—for example, MGM Amazon’s The Accountant II (2025), had a successful theatrical release; and

•(iv) the growing volume of content focused on niche cinema audiences, such as faith-based movies like The King of Kings (2025) and I Can Only Imagine 2 (2026).

Since the start of the COVID-19 pandemic through the first quarter of 2025, we have reduced our operating costs by closing or surrendering seven (7) underperforming locations (three in Hawaii, one in California, one in Texas, two in New Zealand). The reduction in our cinema count has impacted our gross revenues but has, we believe, helped our bottom line. None of these past locations are currently operating as a cinema. We have been working to re-negotiate leases at our continuing U.S. cinemas to either reduce occupancy costs or to convert fixed rent to percentage rent, thus better aligning our landlord's interests with our own. Additionally, on April 15, 2025 we closed one more U.S. cinema, our Reading Cinemas Town Square in San Diego, CA, upon the expiration of that lease.

We have also reduced our expenses by selling during the first quarter of last year our administrative office building in Culver City, California and moving to a remote working structure while we investigate our options for replacing office space. We have worked to renegotiate various supplier contracts and have reduced our future insurance costs by approximately $1.3 million on a going forward basis over the remainder of this year. Senior executive salaries have remained flat since 2023 and no cash bonuses have been issued in the last five years except 2022. In 2024 we substituted stock options for cash bonuses related to 2023 performance and did not issue long-term incentive grants. Our Compensation Committee has determined that it will likewise grant stock options in lieu of cash bonuses with respect to 2024 performance.

With respect to our real estate segment, our Australian real estate revenues continue to have steady, strong performance, and especially when measured in local currency. However, the Australian real estate operations for the three-month period ended March 31, 2025 have been adversely impacted by the generally downward trend in exchange rates.

The current macroeconomic conditions such as inflation, interest rates, labor cost increases, and the relatively low exchange value of the Australian and New Zealand dollars have continued to be obstacles that our cinema operations and the entire cinema industry must navigate, and have adversely impacted our global cinema segment:

•Cinema attendance levels have not yet returned to pre-pandemic levels;

•The number of movies released by the major Hollywood studios and other distributors, while increasing from pandemic levels, have not yet returned to their higher pre-pandemic levels, impacted as well by the 2023 Hollywood Strikes;

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

The film exhibition industry for 2025 is expected to see some notable movie titles, which were initially slated for 2024 being postponed to this current year. This will help bring positive momentum with movies such as Thunderbolts*, Elio, Mission: Impossible – The Final Reckoning, SpongeBob SquarePants, and James Cameron’s eagerly awaited Avatar sequel.

The first quarter of 2025 underperformed with movies such as Disney’s Snow White, Captain America: Brave New World, and Mickey 17 not meeting industry expectations compared to last year’s successful films such as Dune Part 2 and Kung Fu Panda 4. In the first quarter of 2025, we continued to see success from the Oscar winning film Anora, and new specialty films such as I’m Still Here and The Last Showgirl. Additionally, Q4 2024’s movies such as Moana 2, Sonic the Hedgehog 3, Mufasa: The Lion King, and A Complete Unknown continued to be appreciated by audiences during the first quarter of 2025. We believe that the continued success of these Q4 titles highlights strong audience loyalty and engagement, which shows that cinema audiences are still connecting with content and are continuing to have high levels of brand loyalty.

The remaining 2025 film lineup looks powerful and promising with highly anticipated releases, which are expected to drive audiences to our big screens. These films include Lilo & Stitch, Mission Impossible – The Final Reckoning, Ballerina, Superman, Downton Abbey 3, F1, Wicked: For Good and Avatar: Fire and Ash.

We are actively working with our landlords to manage our occupancy costs, which remain high relative to our current revenue levels. Recognizing the oversupply of cinemas in the U.S., we continue to evaluate our U.S. holdings and plan to close underperforming locations where reasonable agreements with landlords cannot be reached. Since the start of the COVID-19 pandemic through the first quarter of 2025, we have closed or surrendered leases at three locations in Hawaii, one location in Texas, one location in Northern California, and two locations in New Zealand (all of which experienced negative cash flow at the theater level). We closed a further California cinema in April, 2025. In some cases the applicable cinema lease effectively came to their end by the landlord exercising termination rights (for example, in the case of month-to-month tenancies in order to convert to another use or in the last month of the term). In other cases we have elected not to exercise renewal options. None of these locations have been returned to a cinema use. While in the short term, cinema closures will have an impact on our gross revenue levels year-over-year, we anticipate that they will improve our long-term operating results. We continue to remain confident that such closures are in the best interests of our Company and our stockholders and that in the coming years, our cinema revenue will once again support our real estate development initiatives. Currently, we have one six-screen cinema project in the pipeline in Australia.

Additionally, we expect continued improvements to the operational performance of our cinemas as our global circuit steadily recovers. A key factor in this optimism is the ongoing expansion and enhancement of our Food and Beverage (F&B) offerings. As of Q1 2025, we are currently able to sell beer and wine in 100% of our U.S. cinemas, and liquor in all but three. We are actively pursuing licenses to offer liquor, along with beer and wine, at those remaining three locations. Looking ahead, we are committed to securing liquor licenses and enhancing our F&B offerings across our circuits in Australia and New Zealand as well, reinforcing our dedication to elevating the cinema experience for our customers.

Real Estate Developments

Regarding our United States real estate, during the first quarter of 2024, we sold our underutilized administrative office building in Culver City, California for $10.0 million. We continue to work to lease up the remainder of our 44 Union Square building. The existing tenant, Petco, occupies the cellar, ground and first floors on a full rent paying basis. We believe that demand for space in the Union Square submarket is improving.

On January 31, 2025, we sold all of our Wellington, New Zealand properties for NZ$38.0 million, and entered into an agreement to lease for the cinema premises in Courtenay Central upon completion of seismic upgrades. As of March 31, 2025, all our tenants at our Australian and New Zealand properties were in occupancy on a full rent paying basis.

Given our liquidity requirements, we have largely paused our real estate development projects. Our restricted capital expenditures in 2023 and 2024 have primarily targeted improvements to our existing cinemas. To bolster our liquidity, the Company has listed for sale various assets, being our Newberry Yard property in Williamsport, Pennsylvania, and our Cannon Park property in Townsville, Queensland, Australia.

Company Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 59 cinemas as of March 31, 2025.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

While we have monetized several significant properties, we believe these two business segments continue to complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As a result of COVID-19, we relied more upon income from our real estate assets, and tapped into the embedded value in those assets, to support our Company through the COVID-19 crisis. As the residual COVID-19 and the 2023 Hollywood Strikes impacts continue to subside, we believe that the quality of film product will continue to improve enticing patrons to return to our cinemas, reaffirming our belief that we will once again be able to rely on the cash flows generated by our cinema portfolio to enhance and add to our real estate portfolio. To meet anticipated liquidity needs, we have classified two assets (Newberry Yard and Cannon Park) as assets held for sale, but even after these dispositions we anticipate that we will continue to own properties in Pennsylvania, Manhattan, and in Australia and New Zealand that we believe will present, when capital resources are available to us, potential to build stockholder value.

Key Performance Indicators (Unaudited; U.S. dollars in thousands, except per patron data)

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total Food & Beverage Revenues on a post-tax basis divided by our attendance during a specific period.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of March 31, 2025, we have a total of 38 theater locations with elevated food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy). We use F&B SPP as a measure of our food and beverage operational performance as compared to that of our competitors. Although the profitability of our food and beverage operations is influenced by numerous factors, including labor and cost of goods, F&B SPP serves as an indicator of our ability to achieve consistent strong top-line performance. In addition, F&B SPP highlights our ability to optimize revenue by effectively promoting and selling supplementary products to our customers during each visit. Moreover, this metric assists in evaluating how well we can differentiate our F&B offerings from our competitors. Management in turn uses F&B SPP to adjust food and beverage pricing strategies at our individual theaters, measure the effectiveness of promotional marketing initiatives, optimize menu offerings, and to ensure price barriers are not created for our attendance.

	Three Months Ended
	March 31,
Food & Beverage Spend Per Patron (in functional currency)	2025	2024	% Change Favorable/(Unfavorable)

United States	$7.97	$7.74	3.0%
Australia	$7.83	$7.66	2.2%
New Zealand	$6.80	$6.70	1.5%

Average Ticket Price per Patron

An additional key performance indicator utilized by management in our cinema segment is Average Ticket Price (“ATP”) Per Patron, which is calculated based on our total Box Office Revenues on a post-tax basis divided by our attendance during a specific period. ATP serves to measure our operational cinema performance when compared to that of our competitors. ATP is a useful metric for evaluating our ability to achieve a strong top line performance, gauging the effectiveness of our cinemas’ pricing strategies and our ability to draw audiences back to our theaters. Management uses ATP to adjust and inform ticket pricing schemes for our individual theaters, measure the effectiveness of our content programming, and ensure that price barriers are not created for core guests.

	Three Months Ended
	March 31,
Average Ticket Price (in functional currency)	2025	2024	% Change Favorable/(Unfavorable)

United States	$13.49	$13.76	(2.0)%
Australia	$15.52	$13.62	14.0%
New Zealand	$13.74	$11.79	16.5%

Real Estate Key Performance Indicators

The key performance indicators used by management in our real estate segment vary according to jurisdiction. At the current time, in the United States, we assess our United States real estate division (excluding our Live Theaters), solely on a net operating income basis. In Australia and New Zealand, we assess our properties held for rent using net operating income, occupancy factor (the percentage of the net rentable area of our properties that are leased) and average lease duration. We believe our chosen indicators help us effectively assess the return on investment on our real estate assets.

		Three Months Ended
		March 31,
Real Estate (in functional currency)		2025	2024	% Change Favorable/(Unfavorable)

United States	Net Operating Income	$(146.2)	$(530.4)	72.4%

Australia	Net Operating Income	$1,022.1	$733.5	39.3%
	Occupancy Factor	95%	95%	0.0	%age points
	Average Lease Duration	3.89 Years	3.39 Years	0.5 years

New Zealand	Net Operating Income	$(474.6)	$(614.9)	22.8%
	Occupancy Factor	100%	100%	0.0	%age points
	Average Lease Duration	0.42 years	0.56 Years	(.14) years

In the case of our Live Theatres, with respect to key performance indicators, we primarily look to the live theater rental revenue and ancillary income from the theatres. This key performance indicator represents box office revenues less amounts paid to producers for license fee settlements, plus ancillary income earned by us from certain theater operations. Our live theater rental revenue and ancillary income for the first quarter 2025 was $543.0 thousand compared to $413.0 thousand for the first quarter 2024.

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

•in New Zealand, under the Reading Cinemas and for our two unconsolidated joint venture theatres, Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of March 31, 2025.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count(3)	Count	Leased	Owned	Operating Brands
United States	Hawaii	6	74	6		Consolidated Theatres
	California	6	72	6		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	1	8	1		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	19	193	18	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	6	0	Reading Cinemas
	Queensland	7	64	4	3	Reading Cinemas, Angelika Cinemas, Event Cinemas(1)
	Western Australia	4	27	3	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	30	226	26	4
New Zealand	Wellington	2	15	2		Reading Cinemas
	Otago	2	12	1	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1	0	Reading Cinemas
	Bay of Plenty	1	5	0	1	Reading Cinemas
	Hawke's Bay	1	4	0	1	Reading Cinemas
	New Zealand Total	10	64	7	3
GRAND TOTAL		59	483	51	8

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)Our Wellington leased count includes our Courtenay Central cinema, which, having been sold on January 31, 2025, is now under an Agreement to Lease and we anticipate reopening following the completion of certain third-party construction works.

Our cinema revenues consist primarily of cinema ticket sales, F&B sales, screen advertising, gift card sales, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) operating costs, such as employment costs and utilities, and (iii) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality first run films and the number of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2024 Form 10-K. We now present a discussion of recent material developments.

Cinema Pipeline

On January 31, 2025, in connection with our sale of our Wellington Properties to Prime Property Group Limited (“Prime”) we entered into an agreement to lease with Prime to fit out and operate under a long-term lease our previously owned 10 screen cinema at the to be redeveloped Courtenay Central in Wellington, New Zealand (the “ATL”). Under the ATL, Prime is obligated to redevelop Courtenay Central and upgrade it to meet current earthquake standards. We intend to renovate the existing cinema to a “best-in-class” standard.

Our Board has also authorized management to proceed with the negotiation of lease for one new state-of-the-art cinema, located in Noosa, Queensland, Australia.

Cinema Upgrades

The upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table as of March 31, 2025,:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	59	483
IMAX	1	1
TITAN XC and TITAN LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	17	45
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	16	n/a
Premium Seating (features recliner seating)	33	198
Liquor Licenses (5)	50	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of today, we have liquor licenses in 100% of our cinemas operating in the U.S. In Australia, 86% of our cinemas are licensed and we have no liquor licenses pending. In New Zealand, 38% of our cinemas are licensed and we have two liquor licenses pending.

Real Estate Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. In addition to owning the fee interests in eight of our cinemas (as presented in the table under Cinema Exhibition Overview), as of March 31, 2025, we:

•own our 44 Union Square property in Manhattan comprised of retail and office space which is currently in the lease-up phase. The cellar, ground floor, and second floor of the building are now fully leased to Petco, which is in occupancy of its premises on a full rent paying basis.

•own and operate three ETCs known as Newmarket Village (in a suburb of Brisbane), The Belmont Common (in a suburb of Perth), and Cannon Park (in Townsville) in Australia (Currently being held for sale);

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

•own an approximately 23.9-acre property in Williamsport, Pennsylvania, which is currently being held for sale; and

•own approximately 201-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia;

For a breakdown of our real estate assets, made current by our discussion below, please refer to Part I, Item 1 – Our Business of our 2024 Form 10-K. We now present a discussion of recent material developments.

The combination of the COVID-19 pandemic, the lack of any material U.S. public pandemic financial assistance due to our public company status, the 2023 Hollywood Strike, increased interest rates, inflation, increased labor costs, and decreases in the value of the Australian Dollar and New Zealand Dollar vis-a-vis the U.S. Dollar, have significantly impacted our cinema operations and necessitated capital conservation to sustain our cinema operations and service our debt. This has required us to rethink our real estate business plan and to monetize a number of properties that had pre-COVID been slated for long-term development.

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

(v)Our non-competitive four-screen cinema in Maitland, Australia;

(vi)Our administrative office building in Culver City, California; and

(vii) Most recently, on January 31, 2025, our approximately 3.7 acre five-parcel assemblage in the entertainment center of Wellington, New Zealand, which includes the Courtenay Central building.

These properties were identified for sale and sold in significant part because of (i) our need for liquidity due to the circumstances referred to above, (ii) the amount of capital required to materially increase their value in the immediate to mid-term, (iii) they were either non-income producing or provided immaterial cash flow and (iv) in the case of our Culver City office building, the property was not required for our operations because it exceeded our office size requirements. Our Courtenay Central deal includes a long-term lease back to us of the cinema component of that property, after the completion of seismic upgrades.

As of the date of this Report, we continue to have the following properties classified as held for sale:

(i)Our ETC properties in Townsville (QLD) in Australia known as Cannon Park; and

(ii)Our approximately 23.9-acre Newberry Yard in Williamsport, Pennsylvania (also currently non-income producing).

United States:

•44 Union Square Redevelopment (New York, N.Y.) – We continue our efforts to find a tenant for the remaining four floors of the building. On January 27, 2022, we entered a long-term lease with Petco for the lower level, ground floor, and second floor of the building. Petco is now open for business and in occupancy on a full rent paying basis.

•Minetta Lane Theatre (New York, N.Y.) – Audible has a license agreement with us through March 15, 2026, with an option to extend it for an additional year. Audible presents plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. During 2024, Audible presented a number of shows, including Laura Benati: Nobody Cares, Dead Outlaw and Strategic Love Play. In 2025, Hugh Jackman produces and stars in Sexual Misconduct of the Middle Class and Liev Schreiber stars in Creditors.

•Orpheum Theatre (New York, N.Y.) – STOMP closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. Following STOMP’s historic run at the Orpheum, The Empire Strips Back ran for approximately three months, followed by a limited holiday engagement of Death, Let Me Do My Show starring comedian Rachel Bloom. The Off-Broadway solo version of William Shakespeare’s Hamlet starring Eddie Izzard also played in 2024. The year finished with a run of The Big Gay Jamboree, produced by the creator of Barbie and Titanique. The Jonathon Larson Project closed in March 2025 and a new show, Ginger Twinsies, is scheduled to launch during the summer of 2025.

•Cinemas 1,2,3 (New York, N.Y.) – Currently operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property.

•The Philadelphia Viaduct and Adjacent Properties (Philadelphia, Pennsylvania) – This continues to be an area of focus in 2025 as we continue our efforts to develop and maximize the potential of our real estate holdings in Philadelphia. Since 2023, we have resumed work on this project, particularly concentrating on the Reading Viaduct—an 0.7-mile-long raised rail bed and bridge system spanning the Callowhill and Poplar neighborhoods, extending to Vine Street in the heart of the city's Central Business District. Comprising approximately 6.5 acres of land, along with various connecting bridges over public streets and sidewalks, the Reading Viaduct represents a significant contiguous land holding unobstructed by public thoroughfares.

While there has been interest from the City of Philadelphia and the City Center District in acquiring the Reading Viaduct for park purposes, no concrete steps have been taken to proceed with condemnation or transfer of the property other than a petition brought by the City before the Surface Transportation Board (“STB”) seek a determination that the Reading Viaduct is no longer railroad property subject to the jurisdiction of the STB. Under applicable law, railroad land subject to the jurisdiction of the STB is not subject to condemnation by state or local authorities.

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

Australia:

•Newmarket Village ETC (Brisbane, Australia) – We will continue to operate our Newmarket Village ETC, which includes Reading Cinemas as an anchor tenant Our site includes a 23,218 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating different development options for this space. As of the date of this report, the combined center and office building is 96% leased.

•Cannon Park Center ETC, (Queensland, Australia) – We acquired two adjoining properties in Townsville, Queensland, Australia comprising of approximately 9.4-acres in 2015. The total gross leasable area of the Cannon Park City Center and the Cannon Park Discount Center is 126,368 square feet. Our multiplex cinema is the anchor tenant at the Cannon Park City Center. This site is currently 94% leased. As discussed in greater detail above, our Cannon Park property is currently under an unconditional contract of sales for AU$32.0 million, which we expect to close sometime in May 2025.

•The Belmont Common, (Belmont, Perth, Australia) – The total gross leasable area of the Belmont Common is 60,117 square feet of net rentable land. Our multiplex cinema is the anchor tenant with six third-party tenants. The site is currently 100% leased.

New Zealand:

On January 31, 2025, we sold all of our properties in Wellington, New Zealand (including the Courtenay Central building) to Prime Property Group (“Prime”) for a purchase price of NZ$38.0 million. We understand that Prime intends to redevelop the properties, including a seismic upgrade of the existing Courtenay Central building. As a part of that sale transaction we have entered into an Agreement to Lease for the cinema component of that upgraded Courtenay Central building.

For a complete list of our principal properties, see Part I, Item 2 – Properties under the heading “Investment and Development Property” in our 2024 Form 10-K”.

Corporate Matters

Refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 17 – Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Please refer to our 2024 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter ended March 31, 2025, and March 31, 2024, respectively:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2025	March 31, 2024	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$36,404	$41,271	(12)%
Real estate	4,845	4,933	(2)%
Inter-segment elimination	(1,080)	(1,152)	6%
Total revenue	40,169	45,052	(11)%
Operating expense
Cinema exhibition	(37,657)	(41,872)	10%
Real estate	(1,955)	(2,235)	13%
Inter-segment elimination	1,080	1,152	(6)%
Total operating expense	(38,532)	(42,955)	10%
Depreciation and amortization
Cinema exhibition	(2,141)	(2,587)	17%
Real estate	(1,102)	(1,517)	27%
Total depreciation and amortization	(3,243)	(4,104)	21%
General and administrative expense
Cinema exhibition	(1,082)	(977)	(11)%
Real estate	(194)	(291)	33%
Total general and administrative expense	(1,276)	(1,268)	(1)%
Segment operating income
Cinema exhibition	(4,476)	(4,165)	(7)%
Real estate	1,594	890	79%
Total segment operating income (loss)	$(2,882)	$(3,275)	12%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(132)	(102)	(29)%
General and administrative expense	(3,877)	(4,154)	7%
Interest expense, net	(4,742)	(5,286)	10%
Equity earnings of unconsolidated joint ventures	23	(25)	>100%
Gain (loss) on sale of assets	6,526	(1,125)	>100%
Other income (expense)	(331)	341	(>100)%
Income before income taxes	(5,415)	(13,626)	60%
Income tax benefit (expense)	472	223	>100%
Net income (loss)	(4,943)	(13,403)	63%
Less: net income (loss) attributable to noncontrolling interests	(191)	(175)	(9)%
Net income (loss) attributable to Reading International, Inc.	$(4,752)	$(13,228)	64%
Basic earnings (loss) per share	$(0.21)	$(0.59)	64%

Consolidated and Non-Segment Results:

First Quarter Net Results

Revenue

Revenue for the quarter ended March 31, 2025, decreased by $4.9 million, to $40.2 million, compared to the same period in the prior year, primarily due to (i) lower attendance in all three countries as a result of underperforming movies from Hollywood studios in the first quarter of 2025 compared to the same period in 2024, in addition to the closure of certain cinemas in the U.S. and NZ, (ii) slight decreases in property rent revenue in all three countries, and (iii) the weakening of the AU/NZ foreign exchange rates against US dollar, offset by an increase in Live Theatres’ revenue.

Segment Operating Income/(Loss)

Our total segment operating loss for the quarter ended March 31, 2025, decreased by $0.4 million, from a loss of $3.3 million to a loss of $2.9 million, primarily due to savings in operating expenses in our cinema and real estate segments and a reduction in depreciation and amortization, partially offset by weakened cinema performance.

During the first quarter of 2025, both the Australia and New Zealand dollars devalued against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the first quarter of 2025 decreased 4.5% compared to the same period in 2024. The average New Zealand dollar exchange rate against the U.S. dollar for the first quarter of 2025 decreased 7.3% compared to the same period in 2024. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms for the period.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended March 31, 2025, decreased by $8.5 million, from a loss of $13.2 million to a loss of $4.8 million, when compared to the same period in the prior year, primarily due to gain on sale of assets, reduced depreciation and amortization expense, and reduced interest expense, partially offset by weakened cinema performance.

Income Tax Expense

Income tax benefit for the three months ended March 31, 2025, increased by $0.2 million compared to the equivalent prior-year period. The change between 2025 and 2024 is primarily related to a decrease in reserve for valuation allowance in 2025.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended March 31, 2025, and March 31, 2024, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2025	% of Revenue	March 31, 2024	% of Revenue	Three Months Ended
REVENUE
United States	Admissions revenue	$10,245	28%	$12,245	30%	(16)%
	Food & beverage revenue	6,108	17%	6,960	17%	(12)%
	Advertising and other revenue	1,942	5%	2,103	5%	(8)%
		$18,295	50%	$21,308	52%	(14)%

Australia	Admissions revenue	$9,630	26%	$10,261	25%	(6)%
	Food & beverage revenue	4,856	13%	5,765	14%	(16)%
	Advertising and other revenue	1,196	3%	1,296	3%	(8)%
		$15,682	43%	$17,322	42%	(9)%

New Zealand	Admissions revenue	$1,546	4%	$1,600	4%	(3)%
	Food & beverage revenue	766	2%	909	2%	(16)%
	Advertising and other revenue	115	0%	132	0%	(13)%
		$2,427	7%	$2,641	6%	(8)%

Total revenue		$36,404	100%	$41,271	100%	(12)%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(5,058)	14%	$(6,139)	15%	18%
	Food & beverage cost	(1,583)	4%	(1,907)	5%	17%
	Occupancy expense	(3,967)	11%	(5,787)	14%	31%
	Labor cost	(4,082)	11%	(4,148)	10%	2%
	Utilities	(1,218)	3%	(1,308)	3%	7%
	Cleaning and maintenance	(1,541)	4%	(1,427)	3%	(8)%
	Insurance	—	0%	—	0%	-%
	Other operating expenses	(2,146)	6%	(2,124)	5%	(1)%
		$(19,595)	54%	$(22,840)	55%	14%

Australia	Film rent and advertising cost	$(3,956)	11%	$(4,448)	11%	11%
	Food & beverage cost	(1,075)	3%	(1,275)	3%	16%
	Occupancy expense	(4,295)	12%	(4,402)	11%	2%
	Labor cost	(3,307)	9%	(3,273)	8%	(1)%
	Utilities	(842)	2%	(812)	2%	(4)%
	Cleaning and maintenance	(1,149)	3%	(1,204)	3%	5%
	Other operating expenses	(775)	2%	(872)	2%	11%
		$(15,399)	42%	$(16,286)	39%	5%

New Zealand	Film rent and advertising cost	$(649)	2%	$(682)	2%	5%
	Food & beverage cost	(148)	0%	(204)	0%	27%
	Occupancy expense	(733)	2%	(759)	2%	3%
	Labor cost	(534)	1%	(562)	1%	5%
	Utilities	(98)	0%	(100)	0%	2%
	Cleaning and maintenance	(194)	1%	(204)	0%	5%
	Other operating expenses	(307)	1%	(235)	1%	(31)%
		$(2,663)	7%	$(2,746)	7%	3%

Total operating expense		$(37,657)	103%	$(41,872)	101%	10%

DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,121)	3%	$(1,271)	3%	12%
	General and administrative expense	(725)	2%	(633)	2%	(15)%
		$(1,846)	5%	$(1,904)	5%	3%

Australia	Depreciation and amortization	$(913)	3%	$(1,190)	3%	23%
	General and administrative expense	(344)	1%	(344)	1%	-%
		$(1,257)	3%	$(1,534)	4%	18%

New Zealand	Depreciation and amortization	$(107)	0%	$(126)	0%	15%
	General and administrative expense	(12)	0%	—	0%	-%
		$(119)	0%	$(126)	0%	6%

Total depreciation, amortization, general and administrative expense		$(3,222)	9%	$(3,564)	9%	10%

OPERATING INCOME (LOSS) – CINEMA
United States		$(3,146)	(9)%	$(3,436)	(8)%	8%
Australia		(974)	(3)%	(498)	(1)%	(96)%
New Zealand		(355)	(1)%	(231)	(1)%	(54)%
Total Cinema operating income (loss)		$(4,475)	(12)%	$(4,165)	(10)%	(7)%

First Quarter Results

For the quarter ended March 31, 2025, cinema revenue decreased by $4.9 million, to $36.4 million compared to the same period in the prior year. This decrease was primarily due to a global decline in attendance from a weaker slate of overall films, plus closure of U.S. and NZ theaters.

Cinema Segment Operating Income/(Loss)

Cinema segment operating loss for the quarter ended March 31, 2025, increased by $0.3 million, from a loss of $4.2 million to a loss of $4.5 million when compared to the same period in the prior year. The increase in operating loss is due to a decrease in cinema revenue in all three countries because of lower attendance, offset by a decrease in operating expenses, and lower depreciation, amortization and G&A expenses.

Operating Expense

Operating expenses for the quarter ended March 31, 2025, decreased by $4.2 million, to $37.7 million, compared to the same quarter in the prior year. This decrease was due to lower operating expenses across the three countries.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, and general and administrative expenses for the quarter ended March 31, 2025, showed a decrease of $0.3 million, to $3.2 million, compared to the same quarter in the prior year.

Real Estate

The following table details our real estate segment operating results for the quarters ended March 31, 2025 and March 31, 2024, respectively:

		Three Months Ended
(Dollars in thousands)		March 31, 2025	% of Revenue	March 31, 2024	% of Revenue	Three Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$543	11%	$413	8%	31%
	Property rental income	1,044	22%	1,072	22%	(3)%
		1,587	33%	1,485	30%	7%
Australia	Property rental income	3,015	62%	3,083	62%	(2)%
New Zealand	Property rental income	243	5%	365	7%	(33)%

Total revenue		$4,845	100%	$4,933	100%	(2)%
OPERATING EXPENSE
United States	Live theater cost	$(237)	5%	$(234)	5%	(1)%
	Occupancy expense	(177)	4%	(192)	4%	8%
	Labor cost	—	0%	—	0%	-%
	Utilities	(44)	1%	(30)	1%	(47)%
	Cleaning and maintenance	(31)	1%	(47)	1%	34%
	Other operating expenses	(165)	3%	(342)	7%	52%
		$(654)		$(845)		23%

Australia	Occupancy expense	$(487)	10%	$(489)	10%	-%
	Labor cost	(44)	1%	(58)	1%	24%
	Utilities	(13)	0%	(14)	0%	7%
	Cleaning and maintenance	(220)	5%	(215)	4%	(2)%
	Insurance	—	0%	—	0%	-%
	Other operating expenses	(258)	5%	(234)	5%	(10)%
		$(1,022)	21%	$(1,010)	20%	(1)%

New Zealand	Occupancy expense	$(58)	1%	$(111)	2%	48%
	Labor cost	(2)	0%	(6)	0%	67%
	Utilities	(5)	0%	(19)	0%	74%
	Cleaning and maintenance	(4)	0%	(11)	0%	64%
	Insurance	—	0%	—	0%	-%
	Other operating expenses	(210)	4%	(233)	5%	10%
		$(279)	6%	$(380)	8%	27%

Total operating expense		$(1,955)	40%	$(2,235)	45%	13%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(660)	14%	$(739)	15%	11%
	Impairment expense		0%	—	0%	-%
	General and administrative expense	(130)	3%	(268)	5%	51%
		(790)	16%	(1,007)	20%	22%

Australia	Depreciation and amortization	$(385)	8%	$(591)	12%	35%
	General and administrative expense	(63)	1%	(24)	0%	(>100)%
		(448)	9%	(615)	12%	27%

New Zealand	Depreciation and amortization	(57)	1%	(186)	4%	69%
	General and administrative expense	(1)	0%	—	0%	-%
		(58)	1%	(186)	4%	69%
Total depreciation, amortization, general and administrative expense		$(1,296)	27%	$(1,808)	37%	28%

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$143	3%	$(367)	(7)%	>100%
Australia		1,545	32%	1,458	30%	6%
New Zealand		(94)	(2)%	(201)	(4)%	53%
Total real estate operating income (loss)		$1,594	33%	$890	18%	79%

First Quarter Results

Revenue

Real estate revenue for the quarter ended March 31, 2025, decreased slightly to $4.8  million, compared to the same period in the prior year.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended March 31, 2025 increased by $0.7 million to $1.6 million, compared to $0.9 million in the same period in the prior year. This change was primarily due to improved live theater performance, decreased occupancy expenses, and decreased depreciation, amortization and general administration expense.

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

However, disruptions to our cinema cash flow caused by the COVID-19 pandemic and the 2023 Hollywood Strikes, and continuing macroeconomic headwinds, have made it necessary for us to defer capital expenditures and to rely on borrowings and the proceeds of asset monetizations to cover our costs of operations, pay interest and pay down debt.

Our bank loans with NAB require that our Company comply with certain covenants. Furthermore, our Company’s use of loan funds from NAB is limited due to limitations on the expatriation of funds from Australia to the United States. We believe that our lenders understand that the current situation, relating to the COVID-19 pandemic and the 2023 Hollywood Strikes, is not of our making, that we are doing everything that can reasonably be done, and that, generally speaking, our relationship with our lenders is good.

While our Company believes that there will be recovery in the global cinema business, we still face macroeconomic headwinds such as increased interest rates, inflation, supply chain issues and increased film rent, labor and operating costs, many of which are beyond our control. We have taken a variety of steps across our various operating jurisdictions to reduce our spending, including, without limitation, deferring non-essential capital expenditures, deferring certain operational expenses, renegotiating occupancy arrangements, closing certain unprofitable cinemas, deferring compensation expenses, and eliminating certain T&E expenses. We are closely monitoring our debt maturity dates to arrange necessary amendments. In February 2025, we exercised our option to extend our Valley National debt’s maturity date to October 1, 2025. In April 2025, we executed an amendment to our Bank of America loan to defer the monthly principal payments of $500,000 in April, May, and June 2025 to a later date in May 2025. As of March 31, 2025, we have debt of $53.7 million coming due in the next 12 months. While the Central Banks of the three countries in which we do business have reduced interest rates from recent highs, rates remain elevated when compared to pre-Covid periods.

As discussed elsewhere in this Report, we believe that cinema cash flow for 2025 will be strong, even though cinema results for the first quarter of 2025 were behind those of the same period for last year. However, if our Company is unable to generate sufficient cash flow in the upcoming months, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditure, monetizing additional assets, restructuring our debt and/or our lease obligations or finding additional sources of liquidity. In January 2025, we sold our Wellington property assets in New Zealand for NZ$38.0 million. Following the sale, we repaid the NZ$18.8 million loan to Westpac in January 2025, and paid down $6.1 million to Bank of America in February 2025. In early 2024, understanding our reduced need for administrative space during the shift to remote-working, we decreased our overall general and administrative expense by selling our administrative building in Culver City, California, freeing up cash of approximately $1.3 million (after paying off our mortgage, brokerage commissions and transactional fees). We are currently reviewing our need for replacement office space and believe that the disposition of this asset will save us approximately $2.0 million in operating and holding costs for 2025. We listed as an asset held for sale our Newberry Yard property in Williamsport, Pennsylvania. This property was historically used as a rail yard, and, accordingly, improved with tracks and switches and has direct access to the area’s rail system.  We carry the property on our books at a book value (the lower of cost or market, as opposed to fair market value) of $0.5 million. This asset was selected since it is currently non-income producing and as significant capital would be required to materially increase the value of this asset. Certain issues as to the location of various railroad rights of way have now been resolved on what we believe to be favorable terms and terms which enhance the value of the property.

In order to further bolster our liquidity and capital resources, in the second quarter 2024, we classified our Cannon Park property in Townsville, Australia as an asset held for sale. Our Cannon Park property is currently under an unconditional contract of sales for AU$32.0 million, which we expect to close sometime in May 2025. Those assets have a book value of $17.5 million.

If we cannot obtain sufficient net proceeds from the disposition of these assets (or determine to defer disposition due to unfavorable market conditions), in addition to other strategies, we may look to monetize other real estate assets.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 13 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 3 – Liquidity and Impairment Assessment.

The changes in cash and cash equivalents for the three months ended March 31, 2025, and March 31, 2024, respectively, are discussed as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024	% Change
Net cash provided by (used in) operating activities	$(7,702)	$(2,770)	(>100)%
Net cash provided by (used in) investing activities	17,878	7,637	>100%
Net cash provided by (used in) financing activities	(16,853)	(11,225)	(50)%
Effect of exchange rate on cash and restricted cash	(61)	(751)	92%
Increase (decrease) in cash and cash equivalents and restricted cash	$(6,738)	$(7,109)	5%

Operating activities

Cash used in operating activities for the three months ended March 31, 2025, increased by $4.9 million, to $7.7 million compared to cash used in the same period of the prior year of $2.8 million. This was primarily driven by a $4.9 million decrease in net payables.

Investing activities

Cash provided in investing activities during the three months ended March 31, 2025 was $17.9 million compared to cash provided in the same prior year period of $7.6 million. This was due to higher proceeds from sale of our Wellington property assets in January 2025, compared to the proceeds from the sale of our Culver City office in February 2024.

Financing activities

Cash used in financing activities for the three months ended March 31, 2025, increased by $5.6 million, to $16.9 million compared to cash used in the same period of prior year due to higher loan paydowns compared to the same period of 2024.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the first quarter ended March 31, 2025, and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	March 31, 2025	2024	2023	2022	2021
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$5,911	$12,347	$12,906	$29,947	$83,251
Unused borrowing facility	7,859	7,859	7,859	12,000	12,000
Restricted for capital projects	7,859	7,859	7,859	12,000	12,000
Unrestricted capacity	—	—	—	—	—
Total resources at period end	13,770	20,206	20,765	41,947	95,251
Total unrestricted resources at period end	5,911	12,347	12,906	29,947	83,251
Debt-to-Equity Ratio
Total contractual facility	$194,470	$210,572	$218,159	$227,633	$248,948
Total debt (gross of deferred financing costs)	186,611	202,713	210,300	215,633	236,948
Current	53,738	69,193	35,070	38,026	12,060
Non-current	132,873	133,520	175,230	177,607	224,888
Finance lease liabilities	33	43	209	—	—
Total book equity	(8,680)	(4,790)	32,996	63,279	105,060
Debt-to-equity ratio	(21.50)	(42.32)	6.37	3.41	2.26
Changes in Working Capital
Working capital (deficit)(1)	$(108,710)	$(104,584)	$(88,373)	$(74,152)	$(6,673)
Current ratio	0.23	0.35	0.30	0.39	0.94
Capital Expenditures (including acquisitions)	$253	$2,028	$4,711	$9,780	$14,428

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of March 31, 2025, we had $5.9 million in unrestricted cash and cash equivalents compared to $12.3 million on December 31, 2024. On March 31, 2025, our total outstanding borrowings were $186.6 million compared to $202.7 million on December 31, 2024.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2025:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Debt(1)	$52,938	$105,760	$—	$—	$—	$—	$158,698
Operating leases, including imputed interest	28,095	25,495	23,624	22,546	20,839	106,093	226,692
Finance leases, including imputed interest	34	—	—	—	—	—	34
Subordinated debt(1)	—	—	27,913	—	—	—	27,913
Pension liability	410	576	607	639	445	—	2,677
Interest on pension liability	103	108	77	45	11	—	344
Estimated interest on debt (2)	10,953	6,617	1,157	—	—	—	18,727
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Total	$98,433	$138,556	$53,378	$23,230	$21,295	$106,093	$440,985

(1)Information is presented gross of deferred financing costs.

(2)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3)Represents the lease liability associated with the exercise of the option associated with the ground lease purchase of the Village East Cinema, which on March 27, 2025 was extended to April 30, 2025 and our sublease of the facility was extended until September 1, 2027.The Company is working with Sutton Hill Capital, LLC on further extending the date of the closing of such option.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims.

Please refer to Part I, Item 3 – Legal Proceedings in our 2024 Form 10-K for more information. There have been no material changes to our litigation since our 2024 Form 10-K, except as set forth in Notes to Consolidated Financial Statements-- Note 16 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q. This note sets out our litigation accounting policies.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the quarter ended March 31, 2025.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the quarter ended March 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our expectations regarding the closing of the sale of our Cannon Park ETC in Townsville, Queensland, Australia; our beliefs regarding the impact of the 2023 Hollywood Strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the effects of our enhanced F&B offerings on our operating results; our expectations regarding our ability to monetize our assets on terms acceptable to us; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; and our expectations of our liquidity and capital requirements and the allocation of funds.

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

•with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•our ability to renew, extend, renegotiate or replace our loans that mature in 2025 and beyond, and the impact of increasing interest rates;

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

•impacts from the recent tariffs imposed on goods and services imported into the United States;

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the first quarter of 2025, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 4.5% and 7.3%, respectively, compared to the same prior year period.

At March 31, 2025, approximately 36.9% and 5.6% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $3.5 million in cash and cash equivalents. At December 31, 2024, approximately 35.6% and 8.3% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $7.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $0.4 million for the quarter ended March 31, 2025, respectively. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of March 31, 2025, and December 31, 2024, the balance of cumulative foreign currency translation adjustments were approximately a ($5.1) million loss and ($5.5) million loss, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in an approximate $448,000 increase or decrease in our quarterly interest expense.

For further discussion on market risks, please refer to Part I, Item 1A – Risk Factors included on our 2024 Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, because of the material weakness in internal controls over financial reporting relating to the erroneous reversal and treatment of a liability. This material weakness existed for the periods June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, and resulted in the Company restating its consolidated financial statements for the June 30, 2024, and September 30, 2024 periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2025. For a discussion regarding management’s remediation plan of the material weakness, please refer to Item 9A of the Company’s 2024 Form 10-K.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Notes to Consolidated Financial Statements-- Note 16 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Part I, Item 3 – Legal Proceedings, contained in our 2024 Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2024 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2024 Form 10-K, as well as those contained in Part I – Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2024 Form 10-K.

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1*†	Amended and Restated Mortgage Promissory Note dated September 29, 2023, between Sutton Hill Properties, LLC and Valley National Bank
10.2*†	Mortgage Modification and Extension Agreement dated September 29, 2023, between Sutton Hill Properties, LLC and Valley National Bank
10.3*†	Note Modification Agreement dated October 1, 2024, between Sutton Hill Properties, LLC and Valley National Bank
10.4*†	Amendment Deed Dated February 19, 2025, between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.
10.5*	Purchase and Sale Agreement and Escrow Instructions dated September 4, 2019, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.
10.6*	Amendment No. 1 to Purchase and Sale Agreement and Escrow Instructions dated March 12, 2020, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.
10.7*	Amendment No. 2 to Purchase and Sale Agreement and Escrow Instructions dated June 30, 2021, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.
10.8*	Amendment No. 3 to Purchase and Sale Agreement and Escrow Instructions dated November 4, 2022, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.
10.9*	Amendment No. 4 to Purchase and Sale Agreement and Escrow Instructions dated August 8, 2024, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.
10.10*	Amendment No. 5 to Purchase and Sale Agreement and Escrow Instructions dated March, 27, 2025, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

Date: May 15, 2025

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: May 15, 2025

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer