Form 10-Q
period 2025-06-30
READING INTERNATIONAL INC
filed 2025-08-14
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2025, there were 21,036,670 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,073	$12,347
Restricted cash	2,882	2,735
Receivables	3,371	5,276
Inventories	1,522	1,685
Prepaid and other current assets	3,963	2,668
Land and property held for sale	460	32,331
Total current assets	21,271	57,042
Operating property, net	213,340	214,694
Operating lease right-of-use assets	160,562	160,873
Investment in unconsolidated joint ventures	3,306	3,138
Goodwill	24,868	23,712
Intangible assets, net	1,744	1,800
Deferred tax asset, net	1,284	953
Other assets	11,700	8,799
Total assets	$438,075	$471,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$51,347	$48,651
Film rent payable	4,371	5,820
Debt - current portion	38,229	69,193
Taxes payable - current	615	891
Deferred revenue	9,077	9,731
Operating lease liabilities - current portion	20,183	20,747
Other current liabilities	6,629	6,593
Total current liabilities	130,451	161,626
Debt - long-term portion	106,449	105,239
Derivative financial instruments - non-current portion	235	137
Subordinated debt, net	27,506	27,394
Noncurrent tax liabilities	6,622	6,041
Operating lease liabilities - non-current portion	161,386	161,702
Other liabilities	13,854	13,662
Total liabilities	$446,503	$475,801
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,972,781 issued and 21,036,670 outstanding at June 30, 2025 and
33,681,705 issued and 20,745,594 outstanding at December 31, 2024	241	238
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2025 and December 31, 2024	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	158,696	157,751
Retained earnings/(deficits)	(122,213)	(114,790)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(4,017)	(7,173)
Total Reading International, Inc. stockholders’ equity	(7,683)	(4,364)
Noncontrolling interests	(745)	(426)
Total stockholders’ equity	(8,428)	(4,790)
Total liabilities and stockholders’ equity	$438,075	$471,011

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Cinema	$56,782	$42,942	$93,186	$84,213
Real estate	3,596	3,867	7,361	7,648
Total revenue	60,378	46,809	100,547	91,861
Costs and expenses
Cinema	(46,883)	(42,758)	(83,460)	(83,478)
Real estate	(1,840)	(2,461)	(3,795)	(4,696)
Depreciation and amortization	(3,380)	(4,011)	(6,756)	(8,216)
General and administrative	(5,384)	(5,271)	(10,537)	(10,693)
Total costs and expenses	(57,487)	(54,501)	(104,548)	(107,083)
Operating income (loss)	2,891	(7,692)	(4,001)	(15,222)
Interest expense, net	(4,354)	(5,377)	(9,096)	(10,662)
Gain (loss) on sale of assets	1,872	9	8,398	(1,116)
Other income (expense)	(2,273)	(216)	(2,607)	123
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(1,864)	(13,276)	(7,306)	(26,877)
Equity earnings of unconsolidated joint ventures	285	119	308	94
Income (loss) before income taxes	(1,579)	(13,157)	(6,998)	(26,783)
Income tax benefit (expense)	(1,225)	156	(753)	379
Net income (loss)	$(2,804)	$(13,001)	$(7,751)	$(26,404)
Less: net income (loss) attributable to noncontrolling interests	(137)	(195)	(328)	(370)
Net income (loss) attributable to Reading International, Inc.	$(2,667)	$(12,806)	$(7,423)	$(26,034)
Basic earnings (loss) per share	$(0.12)	$(0.57)	$(0.33)	$(1.16)
Diluted earnings (loss) per share	$(0.12)	$(0.57)	$(0.33)	$(1.16)
Weighted average number of shares outstanding–basic	22,708,206	22,413,617	22,586,019	22,379,881
Weighted average number of shares outstanding–diluted	22,708,206	22,413,617	22,586,019	22,379,881

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,804)	$(13,001)	$(7,751)	$(26,404)
Foreign currency translation gain (loss)	2,741	932	3,154	(1,659)
Gain (loss) on cash flow hedges	(87)	(98)	(98)	(98)
Other	58	52	109	102
Comprehensive income (loss)	(92)	(12,115)	(4,586)	(28,059)
Less: net income (loss) attributable to noncontrolling interests	(137)	(195)	(328)	(370)
Less: comprehensive income (loss) attributable to noncontrolling interests	8	—	9	(1)
Comprehensive income (loss)	$37	(11,920)	$(4,267)	$(27,688)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net income (loss)	$(7,751)	$(26,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(308)	(94)
Distributions of earnings from unconsolidated joint ventures	333	329
(Gain) loss recognized on foreign currency transactions	2,652	(66)
(Gain) loss on sale of assets	(8,398)	1,116
Amortization of operating leases	12,155	9,089
Amortization of finance leases	21	21
Change in operating lease liabilities	(10,975)	(9,903)
Change in net deferred tax assets	(238)	(1,824)
Depreciation and amortization	6,756	8,216
Other amortization	584	829
Stock based compensation expense	1,130	1,134
Net changes in operating assets and liabilities:
Receivables	2	(151)
Prepaid and other assets	(4,141)	414
Payments for accrued pension	(342)	(342)
Accounts payable and accrued expenses	4,802	5,383
Film rent payable	(1,558)	(1,069)
Taxes payable	(306)	758
Deferred revenue and other liabilities	(569)	(593)
Net cash provided by (used in) operating activities	(6,151)	(13,157)
Investing Activities
Purchases of and additions to operating and investment properties	(635)	(2,175)
Contributions to unconsolidated joint ventures	—	(30)
Proceeds from sale of assets	38,441	9,603
Net cash provided by (used in) investing activities	37,806	7,398
Financing Activities
Repayment of borrowings	(33,843)	(11,391)
Repayment of finance lease principal	(21)	(20)
Proceeds from borrowings	—	12,980
Capitalized borrowing costs	(837)	(438)
(Cash paid) proceeds from the settlement of employee share transactions	(182)	(6)
Net cash provided by (used in) financing activities	(34,883)	1,125
Effect of exchange rate on cash and restricted cash	101	(80)
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,127)	(4,714)
Cash and cash equivalents and restricted cash at the beginning of the period	15,082	15,441
Cash and cash equivalents and restricted cash at the end of the period	$11,955	$10,727

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$9,073	$9,242
Restricted cash	2,882	1,485
	$11,955	$10,727

Supplemental Disclosures
Interest paid	$8,130	$9,608
Income taxes (refunded) paid	2,002	1,029
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	420	2,736

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the six Months Ended June 30, 2025

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

NOTE 2 – LIQUIDITY AND IMPAIRMENT ASSESSMENT

Going Concern

We continue to evaluate the going concern assertion required by ASC 205-40 Going Concern as it relates to our Company. The evaluation of the going concern assertion involves considering whether it is probable that our Company has sufficient resources, as at the issue date of the financial statements, to meet its obligations as they fall due for twelve months following the issue date. Should it be probable that there are not sufficient resources, we must develop plans to overcome that shortfall. We must then determine whether it is probable that our plans will be effectively implemented and will mitigate the consequential going concern substantial doubt.

We have $38.2 million of debt due in twelve months, cash of $12.0 million and negative working capital of $109.2 million. As a result, we have developed a plan to address and overcome the going concern uncertainty. Our plan is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well historically and is key to management’s overall evaluation of ASC 205-40 Going Concern.

While we believe that, with an increase in the quantity and quality of films being released to cinemas compared to pre-pandemic levels, patronage and operating revenue levels will improve, we have no control over attendance levels and no assurances can be given as to the nature of the reception of future movies by the movie-going public.

We have begun the process of refinancing and/or extending certain loans, as further discussed in Note 13 - Borrowings. On January 31, 2025, we repaid our $10.7 million Westpac loan. On February 5, 2025, we repaid $6.1 million of our Bank of America facility, taking the balance to $8.7 million. On July 3, 2025, we extended the maturity date of this loan to May 18, 2026. On February 26, 2025, we exercised our option to extend our Valley National debt to October 1, 2025. On May 2, 2025, we extended our Emerald Creek Capital loan to November 6, 2026. On May 21, 2025, we sold our Cannon Park property for $20.7 million, and repaid our $12.9 million NAB bridging facility and $970,000 on our Core Facility. On July 18, 2025, we extended the maturity date of our Santander loan to June 1, 2026.

Moreover, we intend to raise the liquidity necessary for the next twelve months from refinancings and real estate asset monetization. Management has been authorized to pursue such actions where necessary. We believe we have more than sufficient marketable real estate assets that can be monetized on a timely basis and at the values required to meet our funding needs over the next twelve months. After having sold nine property assets with combined proceeds of $201.5 million since 2021, we have demonstrated our ability to complete real estate asset monetizations.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2024, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. Our first six months of 2025 produced higher revenues and operating income compared to the same period in 2024, and we believe that this improved performance at an asset group level will continue throughout the remainder of 2025. As a result, we recorded no impairment charges for the first six months of 2025. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2024. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. No impairment charges were recorded in the first six months of 2025. Actual performance against our forecasts is dependent on several variables and conditions, including among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

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

Operating results for the quarter and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Our real estate segment aggregates all our retail, commercial and live theater real estate assets across Australia, New Zealand, and the United States. Our retail and commercial real estate assets earn revenue through the leasing or licensing of space to third party tenants.

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

	Quarter Ended			Quarter Ended			Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025			June 30, 2024
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$56,782	$3,596	$60,378	$42,941	$3,867	$46,808	$93,186	$7,361	$100,547	$84,213	$7,648	$91,861
Inter-segment revenue (1)	—	1,057	1,057	—	1,146	1,146	—	2,137	2,137	—	2,298	2,298
Total segment revenue	56,782	4,653	61,435	42,941	5,013	47,954	93,186	9,498	102,684	84,213	9,946	94,159
Operating expense
Operating Expense - Third Party	(46,883)	(1,840)	(48,723)	(42,757)	(2,461)	(45,218)	(83,460)	(3,795)	(87,255)	(83,477)	(4,696)	(88,173)
Inter-Segment Operating Expenses (1)	(1,057)	—	(1,057)	(1,146)	—	(1,146)	(2,137)	—	(2,137)	(2,298)	—	(2,298)
Total of services and products (excluding depreciation and amortization)	(47,940)	(1,840)	(49,780)	(43,903)	(2,461)	(46,364)	(85,597)	(3,795)	(89,392)	(85,775)	(4,696)	(90,471)
Depreciation and amortization	(2,172)	(1,125)	(3,297)	(2,554)	(1,358)	(3,912)	(4,312)	(2,226)	(6,538)	(5,141)	(2,874)	(8,015)
General and administrative expense	(1,217)	(209)	(1,426)	(1,093)	(248)	(1,341)	(2,298)	(403)	(2,701)	(2,072)	(539)	(2,611)
Total operating expense	(51,329)	(3,174)	(54,503)	(47,550)	(4,067)	(51,617)	(92,207)	(6,424)	(98,631)	(92,988)	(8,109)	(101,097)
Segment operating income (loss)	$5,453	$1,479	$6,932	$(4,609)	$946	$(3,663)	$979	$3,074	$4,053	$(8,775)	$1,837	$(6,938)

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of cinema exhibition segment revenue to segment operating income for the quarter and six months ended June 30, 2025 and June 30, 2024, is as follows:

		Quarter Ended		Six Months Ended
(Dollars in thousands)		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUE
United States	Admissions revenue	$16,099	$11,681	$26,344	$23,922
	Concessions revenue	11,274	7,452	17,382	14,413
	Advertising and other revenue	2,885	2,347	4,827	4,450
		$30,258	$21,480	$48,553	$42,785

Australia	Admissions revenue	$14,275	$10,851	$23,905	$21,113
	Concessions revenue	7,213	6,348	12,069	12,114
	Advertising and other revenue	1,421	1,344	2,617	2,640
		$22,909	$18,543	$38,591	$35,867

New Zealand	Admissions revenue	$2,338	$1,744	$3,884	$3,344
	Concessions revenue	1,135	1,013	1,901	1,923
	Advertising and other revenue	142	161	257	294
		$3,615	$2,918	$6,042	$5,561

Total revenue		$56,782	$42,941	$93,186	$84,213

OPERATING EXPENSE
United States	Film rent and advertising cost	$(9,108)	$(6,272)	$(14,166)	$(12,411)
	Food & beverage cost	(2,931)	(2,012)	(4,514)	(3,919)
	Occupancy expense	(4,420)	(6,545)	(8,387)	(12,332)
	Labor cost	(4,212)	(4,002)	(8,293)	(8,150)
	Utilities	(1,332)	(1,337)	(2,551)	(2,645)
	Cleaning and maintenance	(1,754)	(1,656)	(3,295)	(3,083)
	Other operating expenses	(2,321)	(2,094)	(4,468)	(4,219)
		$(26,078)	$(23,918)	$(45,674)	$(46,759)

Australia	Film rent and advertising cost	$(6,586)	$(4,947)	$(10,542)	$(9,395)
	Food & beverage cost	(1,531)	(1,435)	(2,606)	(2,709)
	Occupancy expense	(4,511)	(4,538)	(8,805)	(8,940)
	Labor cost	(3,425)	(3,442)	(6,732)	(6,715)
	Utilities	(651)	(640)	(1,493)	(1,452)
	Cleaning and maintenance	(1,154)	(1,173)	(2,304)	(2,377)
	Other operating expenses	(799)	(908)	(1,574)	(1,780)
		$(18,657)	$(17,083)	$(34,056)	$(33,368)

New Zealand	Film rent and advertising cost	$(1,141)	$(752)	$(1,789)	$(1,434)
	Food & beverage cost	(269)	(225)	(416)	(430)
	Occupancy expense	(737)	(783)	(1,471)	(1,543)
	Labor cost	(579)	(593)	(1,113)	(1,155)
	Utilities	(136)	(101)	(234)	(198)
	Cleaning and maintenance	(196)	(189)	(390)	(393)
	Other operating expenses	(147)	(259)	(454)	(495)
		$(3,205)	$(2,902)	$(5,867)	$(5,648)

Total operating expense		$(47,940)	$(43,903)	$(85,597)	$(85,775)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,157)	$(1,250)	$(2,278)	$(2,521)
	General and administrative expense	(731)	(738)	(1,456)	(1,373)
		$(1,888)	$(1,988)	$(3,734)	$(3,894)

Australia	Depreciation and amortization	$(905)	$(1,192)	$(1,819)	$(2,382)
	General and administrative expense	(427)	(355)	(772)	(699)
		$(1,332)	$(1,547)	$(2,591)	$(3,081)

New Zealand	Depreciation and amortization	$(111)	$(112)	$(214)	$(238)
	General and administrative expense	(58)	—	(71)	—
		$(169)	$(112)	$(285)	$(238)

Total depreciation, amortization, general and administrative expense		$(3,389)	$(3,647)	$(6,610)	$(7,213)

OPERATING INCOME (LOSS) - CINEMA
United States		$2,292	$(4,426)	$(855)	$(7,868)
Australia		2,920	(87)	1,944	(582)
New Zealand		241	(96)	(110)	(325)
Total Cinema operating income (loss)		$5,453	$(4,609)	$979	$(8,775)

A reconciliation of real estate segment revenue to segment operating income for the quarter and six months ended June 30, 2025 and June 30, 2024, is as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

REVENUE
United States	Live theater rental and ancillary income	$630	$416	$1,173	$828
	Property rental income	1,070	1,067	2,114	2,139
		1,700	1,483	3,287	2,967
Australia	Property rental income	2,741	3,177	5,756	6,261
New Zealand	Property rental income	212	353	455	718
Total revenue		$4,653	$5,013	$9,498	$9,946

OPERATING EXPENSE
United States	Live theater cost	$(255)	$(279)	$(492)	$(512)
	Occupancy expense	(174)	(160)	(352)	(354)
	Labor cost	—	—	—	—
	Utilities	16	(49)	(28)	(79)
	Cleaning and maintenance	(75)	(31)	(106)	(78)
	Other operating expenses	(264)	(279)	(430)	(621)
		$(752)	$(798)	$(1,408)	$(1,644)

Australia	Occupancy expense	$(479)	$(478)	$(967)	$(968)
	Labor cost	(76)	(55)	(119)	(113)
	Utilities	(20)	(19)	(34)	(33)
	Cleaning and maintenance	(215)	(278)	(435)	(494)
	Other operating expenses	(198)	(299)	(456)	(531)
		$(988)	$(1,129)	$(2,011)	$(2,139)

New Zealand	Occupancy expense	$(31)	$(110)	$(89)	$(221)
	Labor cost	—	(6)	(2)	(11)
	Utilities	—	(16)	(5)	(36)
	Cleaning and maintenance	—	(7)	(4)	(17)
	Other operating expenses	(69)	(395)	(276)	(628)
		$(100)	$(534)	$(376)	$(913)

Total operating expense		$(1,840)	$(2,461)	$(3,795)	$(4,696)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(674)	$(677)	$(1,333)	$(1,416)
	General and administrative expense	(185)	(212)	(315)	(480)
		(859)	(889)	(1,648)	(1,896)

Australia	Depreciation and amortization	$(391)	$(551)	$(776)	$(1,142)
	General and administrative expense	(24)	(36)	(87)	(59)
		(415)	(587)	(863)	(1,201)

New Zealand	Depreciation and amortization	(60)	(130)	(117)	(316)
	General and administrative expense	—	—	(1)	—
		(60)	(130)	(118)	(316)

Total depreciation, amortization, general and administrative expense		$(1,334)	$(1,606)	$(2,629)	$(3,413)

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$89	$(204)	$231	$(573)
Australia		1,338	1,461	2,882	2,921
New Zealand		52	(311)	(39)	(511)
Total real estate operating income (loss)		$1,479	$946	$3,074	$1,837

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Segment operating income (loss)	$6,932	$(3,663)	$4,053	$(6,938)
Unallocated corporate expense:
Depreciation and amortization expense	(84)	(100)	(219)	(201)

General and administrative expense	(3,957)	(3,929)	(7,835)	(8,083)
Interest expense, net	(4,354)	(5,377)	(9,096)	(10,662)
Equity earnings (loss) of unconsolidated joint ventures	285	119	308	94
Gain (loss) on sale of assets	1,872	9	8,398	(1,116)
Other (expense) income	(2,273)	(216)	(2,607)	123
Income (loss) before income taxes	$(1,579)	$(13,157)	$(6,998)	$(26,783)

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
By segment:
Cinema	$186,901	$191,008
Real estate	177,511	207,044
Corporate (1)	73,663	72,959
Total assets	$438,075	$471,011
By country:
United States	$252,309	$264,284
Australia	159,856	167,667
New Zealand	25,910	39,060
Total assets	$438,075	$471,011

(1) Corporate Assets includes cash and cash equivalents of $12.0 million and $7.0 million as of June 30, 2025 and December 31, 2024, respectively.

The following table sets forth our operating properties by country:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
United States	$143,337	$146,531
Australia	60,470	59,081
New Zealand	9,533	9,082
Total operating property	$213,340	$214,694

The table below summarizes capital expenditures for the six months ended June 30, 2025

	Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Segment capital expenditures	$804	$2,028
Corporate capital expenditures	—	—
Total capital expenditures	$804	$2,028

NOTE 5 – OPERATIONS IN FOREIGN CURRENCY

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, cash flows from our overseas operations have been used to cover our domestic general and administrative costs, interest expense, and losses from our domestic cinema operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2025. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	June 30, 2025	December 31, 2024	June 30, 2024
Spot Rate
Australian Dollar	0.6573	0.6185	0.6677
New Zealand Dollar	0.6092	0.5596	0.6096
Average Rate
Australian Dollar	0.6412	0.6596	0.6591
New Zealand Dollar	0.5936	0.6051	0.6054

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(2,667)	$(12,806)	$(7,423)	$(26,034)
Denominator:
Weighted average number of common stock – basic	22,708,206	22,413,617	22,586,019	22,379,881
Weighted average dilutive impact of awards	—	—	—	—
Weighted average number of common stock – diluted	22,708,206	22,413,617	22,586,019	22,379,881
Basic earnings (loss) per share	$(0.12)	$(0.57)	$(0.33)	$(1.16)
Diluted earnings (loss) per share	$(0.12)	$(0.57)	$(0.33)	$(1.16)
Awards excluded from diluted earnings (loss) per share	3,696,662	207,657	3,696,662	207,657

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first six months of 2025 or 2024.

Outstanding awards of 3,696,662 shares for the period ended June 30, 2025 and 207,657 shares for the period ended June 30, 2024 were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

Note 7 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at June 30, 2025 and December 31, 2024, is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Land	$48,279	$47,267
Building and improvements	170,542	166,451
Leasehold improvements	48,664	49,444
Fixtures and equipment	149,152	143,773
Construction-in-progress	2,054	1,987
Total cost	418,691	408,922
Less: accumulated depreciation	(205,351)	(194,228)
Operating property, net	$213,340	$214,694

Depreciation expense for operating property was $3.4 million and $6.7 million for the quarter and six months ended June 30, 2025, as compared to $4.0 million and $8.1 million for the quarter and six months ended June 30, 2024.

Construction-in-Progress – Operating and Investment Properties

Construction-in-Progress balances are included in both our operating and development properties. The balances of our major projects along with the movements for the six months ended June 30, 2025, are shown below:

(Dollars in thousands)	Balance, December 31, 2024	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, June 30, 2025
Cinema developments and improvements	1,745	49	(38)	—	22	1,778
Other real estate projects	242	165	(137)	—	6	276
Total	$1,987	$214	$(175)	$—	$28	$2,054

2025 Real Estate Monetizations

In order to support our liquidity, we have monetized certain of our real estate holdings. During 2024 and the first six months of 2025 we sold three held for sale properties. In the first quarter of 2024, we monetized our office building in Culver City for $10.0 million. In the first quarter of 2025, we monetized our properties in Wellington, New Zealand for $21.5 million. In the second quarter of 2025, we monetized our Cannon Park properties, for $20.7 million. In the second quarter of 2023, we classified our Newberry Yard, Williamsport, Pennsylvania, property as held for sale.

A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or, multiple assets. Discussed below are those real estate transactions affecting the presentation in our consolidated balance sheet as of June 30, 2025 and December 31, 2024, and the profitability determination in our consolidated statements of income for the quarter and six months ended June 30, 2025, and 2024.

Cannon Park, Townsville, Queensland, Australia

In May 2024, we classified our Cannon Park ETC in Townsville, Queensland, Australia, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consists of our Cannon Park City Center and Cannon Park Discount Center properties, comprising approximately 9.4-acres. The sale of the property was completed on May 21, 2025, at a gross sale price of $20.7 million. The proceeds were used principally to pay off our NAB bridging facility, and to reduce our Bank of America debt. We retained a lease over the cinema.

The gain on sale of this property is calculated as follows:

June 30
(Dollars in thousands)	2025
Sales price	$20,698
Net book value	(18,361)
Gain on sale, gross of direct costs	2,337
Direct sale costs incurred	(518)
Gain on sale, net of direct costs	$1,819

Courtenay Central, Wellington, New Zealand

In June 2024, we classified our property assets in Wellington, New Zealand including Courtenay Central, as held for sale at the lower of cost and fair value less costs to sell. The disposal group consisted of our Courtenay Central cinema and retail property, along with our Tory and Wakefield Street car parks. Our book value (as opposed to fair value) of the property was $14.7 million. No adjustments to the book value of the assets were required upon classification as held for sale. The sale was completed on January 31, 2025, at a gross sale price of $21.5 million. The proceeds were used to pay off the Westpac mortgage on the property, and to reduce our Bank of America debt. We have an Agreement to Lease the cinema portion from the Purchaser, which is expected to commence upon the completion of seismic upgrade work by the Landlord and cinema fit-out work by ourselves.

The gain on sale of this property is calculated as follows:

March 31

(Dollars in thousands)	2025
Sales price	$21,538
Net book value	(14,666)
Gain on sale, gross of direct costs	6,872
Direct sale costs incurred	(306)
Gain on sale, net of direct costs	$6,566

Culver City, California

In May 2023, we classified our Culver City administrative building, commonly known as 5995 Sepulveda Blvd., as held for sale. Our book value (as opposed to fair value) of the property was $10.8 million, being the lower of cost and fair value less costs to sell. No adjustments to the book value of the assets contained within this disposal group were required. The disposal group consisted of land, a building and various leasehold improvements. The sale was completed on February 23, 2024, at a gross sales price of $10.0 million. The proceeds were used principally to pay off the $8.3 million first mortgage on the property.

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

The components of lease expense were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$10	$21	$21
Interest on lease liabilities	1	1	1	3
Operating lease cost	7,081	7,732	14,094	15,606
Variable lease cost	1	1,093	1	1,615
Total lease cost	$7,093	$8,836	$14,117	$17,245

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2025	2024
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$22	$22
Operating cash flows for operating leases	12,133	11,868
Right-of-use assets obtained in exchange for new operating lease liabilities	3,013	—

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Operating leases
Operating lease right-of-use assets	$160,562	$160,873
Operating lease liabilities - current portion	20,183	20,747
Operating lease liabilities - non-current portion	161,386	161,702
Total operating lease liabilities	$181,569	$182,449
Finance leases
Property plant and equipment, gross	226	217
Accumulated depreciation	(206)	(175)
Property plant and equipment, net	$20	$42
Other current liabilities	22	43
Other long-term liabilities	—	—
Total finance lease liabilities	$22	$43

Other information
Weighted-average remaining lease term - finance leases	1	1
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.89%	4.86%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2025	$14,510	$22
2026	27,028	—
2027	25,237	—
2028	24,160	—
2029	22,740	—
Thereafter	122,160	—
Total lease payments	$235,835	$22
Less imputed interest	(54,266)	(0)
Total	$181,569	$22

As Lessor

We have entered into various leases as a lessor for our owned real estate properties. These leases vary in length between 1 and 12 years, with certain leases containing options to extend at the behest of the applicable tenants. Lease components consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics. None of our leases grant any right to the tenant to purchase the underlying asset.

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Components of lease income
Lease payments	$2,563	2,701	$5,274	$5,425
Variable lease payments	142	279	327	423
Total lease income	$2,705	$2,980	$5,601	$5,848

The book value of underlying assets under operating leases from owned assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Building and improvements
Gross balance	$115,229	$113,424
Accumulated depreciation	(23,775)	(21,692)
Net Book Value	$91,454	$91,732

The minimum contractual rent payments due on our leases were as follows:

(Dollars in thousands)	Operating leases
2025	$4,986
2026	9,875
2027	9,426
2028	9,375
2029	8,827
Thereafter	32,431
Total	$74,920

Note 9 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2025, and December 31, 2024.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2024	$18,488	$5,224	$23,712
Foreign currency translation adjustment	1,156	—	1,156
Balance at June 30, 2025	$19,644	$5,224	$24,868

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2025. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2025, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 2 – Liquidity and Impairment Assessment.

The tables below summarize intangible assets other than goodwill, as of June 30, 2025, and December 31, 2024, respectively.

	As of June 30, 2025
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,398	$23,880
Less: Accumulated amortization	(10,298)	(8,166)	(3,672)	(22,136)
Net intangible assets other than goodwill	$160	$858	$726	$1,744

	As of December 31, 2024
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,349	$23,831
Less: Accumulated amortization	(10,290)	(8,102)	(3,639)	(22,031)
Less: Impairments	—	—	—	—
Net intangible assets other than goodwill	$168	$922	$710	$1,800

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2025

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beneficial lease amortization	$3	$21	$6	$43
Other amortization	29	60	64	97
Total intangible assets amortization	$32	$81	$70	$140

Note 10 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2025, and December 31, 2024:

		June 30,	December 31,
(Dollars in thousands)	Interest	2025	2024
Rialto Cinemas	50.0%	$48	$—
Mt. Gravatt	33.3%	3,258	3,138
Total investments		$3,306	$3,138

For the quarter and six months ended June 30, 2025 and 2024, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Rialto Cinemas	$65	$(9)	$48	$(77)
Mt. Gravatt	220	128	260	171
Total equity earnings	$285	$119	$308	$94

Note 11 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Prepaid and other current assets
Prepaid expenses	$1,280	$1,473
Prepaid taxes	1,389	853
Prepaid rent	44	14
Deposits	296	314
Straight-line rent asset	941	—
Investments in marketable securities	13	14
Total prepaid and other current assets	$3,963	$2,668
Other non-current assets
Other non-cinema and non-rental real estate assets	674	674
Investment in Reading International Trust I	838	838
Straight-line rent asset	9,786	7,279
Long-term deposits	8	8
Other	394	—
Total other non-current assets	$11,700	$8,799

Note 12 – Income Taxes

An income tax expense of $0.8 million and an income tax benefit of $0.4 million were recognized during the six months ended June 30, 2025 and 2024, respectively. The tax expense and benefit during each of the six-month periods ended June 30, 2025 and 2024 is primarily resulted from year-to-date consolidated losses, offset with adjustments relating to valuation allowances on deferred tax assets in the U.S. and New Zealand.

Note 13 – Borrowings

Our Company’s borrowings at June 30, 2025 and December 31, 2024, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of June 30, 2025
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Minetta & Orpheum Theatres Loan (US)(2)	June 1, 2025	7,400	7,400	7,400	7.00%	7.00%
Bank of America Credit Facility (US) (3)	August 18, 2025	7,200	7,200	7,173	11.50%	11.50%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2025	20,516	20,516	20,516	9.33%	9.33%
Union Square Financing (US)	November 6, 2026	49,000	46,641	45,910	11.52%	11.52%
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,506	8.54%	8.54%
Denominated in foreign currency ("FC") (4)
NAB Corporate Term Loan (AU)	July 31, 2026	63,761	63,761	63,679	5.55%	5.55%
		$175,790	$173,431	$172,184

(1)Net of deferred financing costs amounting to $1.2 million.

(2)This facility was extended after June 30, 2025, and now matures on June 1, 2026. See below for discussion.

(3)This facility was extended after June 30, 2025, and now matures on May 18, 2026. See below for discussion.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2025.

	As of December 31, 2024
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Minetta & Orpheum Theatres Loan (US)	June 1, 2025	7,464	7,464	7,446	7.00%	7.00%
Bank of America Credit Facility (US)	August 18, 2025	14,750	14,750	14,699	10.50%	10.50%
Cinemas 1, 2, 3 Term Loan (US)	April 1, 2025	20,682	20,682	20,594	9.57%	9.57%
Union Square Financing (US) (4)	May 6, 2025	55,000	47,141	47,049	11.78%	11.78%
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,394	8.85%	8.85%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	July 31, 2026	61,850	61,850	61,740	6.12%	6.12%
NAB Bridge Facility (AU)	April 30, 2025	12,370	12,370	12,361	6.16%	6.16%
Westpac Bank Corporate (NZ) (3)	March 31, 2025	10,543	10,543	10,543	6.95%	6.95%
Total		$210,572	$202,713	$201,826

(1)Net of deferred financing costs amounting to $0.9 million.

(2)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2024.

(3)This debt was repaid in full on January 31, 2025.

(4)This loan has an option to extend for one year, which is within our control and we intend to exercise.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	June 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2025	2024
Debt - current portion	$38,229	$69,193
Debt - long-term portion	106,449	105,239
Subordinated debt - long-term portion	27,506	27,394
Total borrowings	$172,184	$201,826

Bank of America Credit Facility

As of December 31, 2023, our Bank of America facility matured on September 4, 2024, following a Q1 2023 loan modification, which, among other things, extended the maturity date from March 1, 2024 to September 4, 2024.

We amended this facility on March 27, 2024, to among other terms and conditions, (i) extend the Maturity Date to August 18, 2025, (ii) require a $275,000 principal paydown, (iii) eliminate the minimum liquidity covenant, (iv) reduce the principal amortization amounts and provide a principal holiday period, and (v) require certain paydowns on the sale of certain real estate assets. Interest is charged at 2.5% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest at a rate of 0.5% commenced on January 1, 2024, and continued until December 31, 2024, increasing to 1.5% on January 1, 2025, until the facility is repaid in full. This loan is subject to mandatory prepayment out of a portion of the net proceeds realized by us in the event that we determine to sell certain specified assets. In October 2024, we amended this facility to defer the monthly principal payments required in October, November and December, to the end of 2024. All deferred payments were made as contracted. Upon the sale of our Wellington Property assets including Courtenay Central, we repaid $6.1 million of this facility on February 5, 2025. Upon the sale of our Cannon Park property, we repaid $1.5 million of this facility.

On April 3, 2025, we amended the facility to defer certain scheduled pay downs, which were subsequently paid upon the sale of our Cannon Park property. On July 3, 2025, we extended the maturity date to May 18, 2026.

Minetta and Orpheum Theatres Loan

On August 1, 2024, we extended the maturity of our $8.0 million loan with Santander Bank, which is secured by our Minetta and Orpheum Theaters. It had previously matured on June 1, 2024, and was extended to June 1, 2025, required monthly principal and interest payments with a balloon payment of $7.7 million on maturity, and carried an interest rate of 7.0%. On July 18, 2025, we extended the maturity of this loan to June 1, 2026, with various paydowns throughout the year, and a final repayment upon maturity.

Cinemas 1,2,3 Term Loan

Our Cinemas 1,2,3 Term Loan is held by Sutton Hill Properties LLC (“SHP”), a 75% owned subsidiary of RDI. On February 26, 2025, we exercised the last of our extension options on this loan, extending the maturity to October 1, 2025. The loan is with Valley National Bank, which carries an interest rate of 5.0% above monthly SOFR, with a floor of 7.50%.

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

On May 2, 2025, we extended the maturity date of this loan to November 6, 2026, with one option to extend further to May 6, 2027. The extension provided for principal payments of $500,000 on or before May 21, 2025, and on or before and February 6, 2026. This modification reduced the facility limit from $55.0 million to $49.0 million.

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

On April 4, 2024, we amended this facility, which now matures on July 31, 2026. As part of the amendment, we obtained an additional AU$20.0 million bridge facility (the “Bridge Loan”), which was repaid on May 21, 2025. We are also required, from March 31, 2025, to make quarterly repayments of AU$1.5 million against the AU$100.0 million Corporate Loan facility, until maturity date, representing permanent reductions in that facility’s ceiling. No other changes were made. On April 2, 2025, we executed an amendment that among other things, increased the bank guarantee facility from AU$3.0 million to AU$4.0 million.

Effective June 28, 2024, we entered into an Interest Rate Hedging Agreement with NAB on AU$50.0 million of the Corporate Loan Facility with a termination date of July 31, 2026. The Interest Rate Collar transaction has a floor of 4.18% and a cap of 4.78%.

Note 14 – Other Liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Current liabilities
Lease liability	$5,900	$5,900
Accrued pension	496	500
Security deposit payable	177	117
Finance lease liabilities	22	43
Other	34	33
Other current liabilities	$6,629	$6,593
Other liabilities
Lease make-good provision	6,233	5,908
Accrued pension	2,102	2,312
Deferred rent liability	3,863	3,786
Environmental reserve	1,656	1,656
Other non-current liabilities	$13,854	$13,662

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 14 – Pension and Other Liabilities in our 2024 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $2.6 million on June 30, 2025. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and six months ended June 30, 2025, and 2024. Our pension plan is unfunded.

During the quarter and six months ended June 30, 2025, the interest cost was $35,000 and $72,000, respectively, and the actuarial loss was $52,000 and $103,000, respectively. During the quarter and six months ended June 30, 2024, the interest cost was $42,000 and $86,000, respectively, and the actuarial loss was $52,000 and $104,000, respectively.

Note 15 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2025	$(5,521)	$(18)	$(1,497)	$(137)	$(7,173)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	(89)	(89)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(9)	(9)
Net change related to derivatives	—	—	—	(98)	(98)

Net current-period other comprehensive income (loss)	3,154	(3)	103	(98)	3,156
Balance at June 30, 2025	$(2,367)	$(21)	$(1,394)	$(235)	$(4,017)

Note 16 – Commitments and Contingencies

Litigation Matters

We are currently involved in certain legal proceedings, and we may from time to time, in the normal course of business, be a party to various ordinary course claims from vendors, landlords, tenants, employees and competitors and to other legal proceedings. If management believes that a loss arising from the action is probable and can reasonably be estimated, the Company records the amount of the loss or the minimum estimated liability when the loss is estimated using a range and no point in the range is more probable than another. Management believes that the ultimate outcome of the matters discussed below, individually and in the aggregate, will not likely have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operation in the period in which the outcome occurs or in future periods. An unfavorable outcome could also have a material adverse effect on the Company’s financial position or the market prices of the Company’s securities.

Environmental and Asbestos Claims on Reading Legacy Operations

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing. Certain of these subsidiaries appear in the chain-of-title of properties that may suffer from environmental issues. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. We are in the real estate development business and may encounter from time-to-time environmental conditions at properties that we have acquired for development and which will need to be addressed in the future as part of the development process. These environmental conditions can increase the cost of such projects and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time to time, there are claims brought against us relating to the exposure of former employees to asbestos and/or coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance providers. However, this insurance settlement does not cover litigation by people who were not employees of our historic railroad operations and who may claim direct or second-hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. Our known exposure to these types of claims, asserted or probable of being asserted, is in our opinion not material.

Certain Civil Litigation

Putative Class Action Litigation

The Company is a defendant in two actions asserting putative class action claims under the Video Privacy Protection Act (the “VPPA”):  Daniel Valentini and Dallace Butler v. Reading International, Inc (2:24-cv-00255-RFB-MDC (D. Nev.)) (“The Valentini Case”), and Berryman v. Reading International, Inc. (1:24-cv-00750-PAE (S.D.N.Y.)) (“The Berryman Case”).  The plaintiffs in these cases allege that the Company is a video tape service provider and knowingly disclosed plaintiff’s movie purchase and video-viewing habits to third parties in violation of the VPPA.  Valentini and Butler also allege violation of a parallel state statute (California Code section 1799.3 (the “California Statute”)). Berryman also asserts claims under the NY Arts and Cultural Affairs Law Section 25.07(4) (the “NY Statute”) which regulates the disclosure requirements applicable to ticketing service charges and provides a right to recover “actual damages or fifty dollars, whichever is greater.”

Only limited case law exists as to claims regarding the VPPA, a federal statute enacted in 1988.  Insofar as we have been able to determine, no case in the U.S. has resulted in an adverse VPPA judgment against a motion picture exhibition company on facts substantially similar to our own.  Further, except as discussed below, the precedent that does exist suggests that theaters with websites selling tickets to showings at physical locations are not video tape service providers under the statute, even if they operate websites to sell tickets.

The Company has filed motions to dismiss the Valentini and the Berryman claims under Federal rule of Procedure 12(b)(6) for failure to state a claim for which relief can be provided. The Valentini motion is on hold, pending the outcome of an appeal to the Ninth Circuit of a trial court decision which the Company believes, if affirmed, will likely result in the dismissal of the Valentini case. The District Court in Berryman denied the Company’s motion, but only on the basis that all of the allegations in the Berryman complaint were assumed to be true including allegations as to knowledge. The determination by the Berryman Court at the pleadings stage that a motion picture exhibitor can be a video tape service provider is inconsistent with decisions by U.S. District Courts for the Central District and Northern District of California, Kansas, Minnesota, and North Carolina.

The Company believes that it has valid defenses to these VPPA claims, and that there are also material issues to class certification.  As the Company does not believe that liability is probable, or that any class will be certified, no reserve has been established.    Damages cannot reasonably be estimated with respect to the VPPA claim

Berryman also asserts claims under the NY Statute alleging deficiencies in the disclosure provided by our Company with respect to service charges to residents of New York who purchased tickets online to our New York cinemas.    We believe that our disclosure at all times satisfied the requirements of the NY  Statute.   The Company believes that it has valid defenses to this claim.   As the Company does not believe that liability is probable, no reserve has been established.

Wellington Construction Damage Litigation

A subsidiary of the Company is the defendant in litigation in Wellington, New Zealand titled (Body Corporate 78693 v Courtenay Car Park Limited & Ors CIV-2021-485-612 & CIV-2023-485-67) which involves various claims related to the dropping of a concrete beam onto adjacent property by a construction subcontractor working for the general contractor engaged to do demolition work on our subsidiary’s property. Trial was completed on July 25, 2025, and the court has reserved its decision on the outcome of the matter.

We believe that there is a reasonable possibility that the Company could be held liable under a contractual indemnity theory, for the defense costs incurred by our general contractor and its sub-contractor in the litigation. The Company has estimated such exposure to be in the range of $0 to $1 million. As the liability is not probable, no reserve has been accrued.

Philadelphia Code Violation Litigation

Subsequent to the end of the 2nd quarter of 2025, the Company was served with a petition styled City of Philadelphia-Plaintiff vs. Reading International, Inc. Control Number 25074006 filed in the Court of Common Pleas under the City’s Code Enforcement Case Program, which among other things, (i) alleges violations of certain sections of the Philadelphia Code on property allegedly owned or under the control of Reading International in Philadelphia; (ii) seeks an order imposing statutory fines and reinspection fees and allowing the Department of Licenses and Inspections to enter the premises identified as 1120 Callowhill Street, Philadelphia Pennsylvania (the “Premises”) to conduct an interior inspection; and (iii) seeks an order compelling the Defendants to correct all alleged violations. The Company is currently reviewing the claims in the Petition, and has not yet formed a view as to the scope and extent of the Company’s exposure, if any.

Note 17 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd;

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”). This limited liability company has no assets, known liabilities or ongoing business activities; and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is indirectly 50% owned by the Cotter Estate).

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Australian Country Cinemas, Pty Ltd	$168	$128
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(911)	(552)
Noncontrolling interests in consolidated subsidiaries	$(745)	$(426)

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Australian Country Cinemas, Pty Ltd	$46	$3	$31	$(9)
Shadow View Land and Farming, LLC	—	—	—	—
Sutton Hill Properties, LLC	(183)	(198)	(359)	(361)
Net income (loss) attributable to noncontrolling interests	$(137)	$(195)	$(328)	$(370)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2025	20,743	$238	1,681	$17	$157,751	$(114,790)	$(40,407)	$(7,173)	$(4,364)	$(426)	$(4,790)
Net income (loss)	—	—	—	—	—	(4,756)	—	—	(4,756)	(191)	(4,947)
Other comprehensive income, net	—	—	—	—	—	—	—	452	452	1	453
Share-based compensation expense	—	—	—	—	600	—	—	—	600	--	600
Restricted Stock Units	—	—	—	—	—	—	—	—	--	--	—
At March 31, 2025	20,743	$238	1,681	$17	$158,351	$(119,546)	$(40,407)	$(6,721)	$(8,068)	$(616)	$(8,684)
Net income	—	—	—		—	(2,667)	—	—	(2,667)	(137)	(2,804)
Other comprehensive income, net	—	—	—		—	—	—	2,704	2,704	8	2,712
Share-based compensation expense	—	—	—		530	—	—	—	530	--	530
Restricted Stock Units	291	3	—		(185)	—	—	—	(182)	--	(182)
At June 30, 2025	21,034	$241	1,681	$17	158,696	(122,213)	(40,407)	(4,017)	(7,683)	(745)	(8,428)

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2024	20,664	$237	1,681	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(13,228)	—	—	(13,228)	(175)	(13,403)
Other comprehensive income, net	—	—	—	—	—	—	—	(2,538)	(2,538)	(3)	(2,541)
Share-based compensation expense	—	—	—	—	678	—	—	—	678	—	678
Restricted Stock Units	9	—	—	—	(2)	—	—	—	(2)	—	(2)
At March 31, 2024	20,673	$237	1,681	$17	$156,078	$(92,717)	$(40,407)	$(5,211)	$17,997	$(269)	$17,728
Net income	—	—	—	—	—	(12,806)	—	—	(12,806)	(195)	(13,001)
Other comprehensive income, net	—	—	—	—	—	—	—	886	886	1	887
Share-based compensation expense	—	—	—	—	456	—	—	—	456	—	456
Restricted Stock Units	72	1	—	—	(5)	—	—	—	(4)	—	(4)
At June 30, 2024	20,745	$238	1,681	$17	$156,529	$(105,523)	$(40,407)	$(4,325)	$6,529	$(463)	$6,066

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

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At June 30, 2025, there were 1,278,291 shares of Class A Common Stock available for issuance under the 2020 Plan.

Stock options are granted at exercise prices equal to the grant-date market prices and typically expire on either the fifth or tenth anniversary of the grant date, although the Company’s Compensation and Stock Options Committee (the “Compensation Committee”) may set different vesting times. In contrast to a stock option where the grantee buys our Company’s share at an exercise price determined on the grant date, a restricted stock unit (“RSU”) entitles the grantee to receive one share for every RSU based on a vesting plan, typically between one year and four years from grant. As discussed further below, a performance component has been added to certain of the RSUs or options granted to management. At the time the options are exercised or RSUs vest and are settled, at the discretion of management, we may issue treasury shares or make a new issuance of shares to the option or RSU holder.

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

For the quarter and six months ended June 30, 2025, we recorded a compensation expense of $265,000 and $564,000, respectively, relating to our prior stock option grants. For the quarter and six months ended June 30, 2024, we recorded a compensation expense of $115,000, and $164,000, respectively, relating to our prior stock option grants. At June 30, 2025, the total unrecognized estimated compensation expense related to non-vested stock options was $1.2 million, which we expect to recognize over a weighted average vesting period of 1.29 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at June 30, 2025, was nil, as the closing price of our Class A Common Stock on that date was $1.34.

The following table summarizes the number of options outstanding and exercisable as of June 30, 2025, and December 31, 2024:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2023	412,779	$14.19	1.79	$—
Granted	1,499,755	1.49	—	—
Exercised	—	—	—	—
Forfeited	(205,122)	—	—	—
Balance - December 31, 2024	1,707,412	$1.63	9.44	$—
Granted	1,989,250	1.43	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance - June 30, 2025	3,696,662	$1.51	6.79	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of June 30, 2025:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	June 30, 2025	June 30, 2025	June 30, 2025

Opening balance	339,438	1,222,252	1,561,690	1,294,462	158,920	108,308

April 11, 2023	—	413,536	413,536	208,289	201,689	3,558
April 21, 2023	—	237,719	237,719	106,295	128,066	3,358
April 28, 2023	—	20,427	20,427	10,218	8,661	1,548

Total	339,438	1,893,934	2,233,372	1,619,264	497,336	116,772

Time vested RSU awards to management typically vest 25% on the anniversary of the grant date and the remainder over a period of four years. Beginning in 2020, a performance component has been added to certain management equity grants, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two vesting structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. In 2024 and in the second quarter of 2025, our Compensation Committee, upon the recommendation of our Chief Executive Officer and Board Chair, determined that due to liquidity management concerns, our Company would not pay cash bonuses for which our executive officers and other senior management may have been potentially eligible, and to issue stock options in lieu of such bonuses. Also in the second quarter of 2024, our Compensation Committee determined not to issue long term incentive stock options or RSUs.

For the quarter and six months ended June 30, 2025, we recorded compensation expense of $264,000 and $565,000, respectively. For the quarter and six months ended June 30, 2024, we recorded compensation expense of $341,000, and $1.0 million, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $1.5 million as of June 30, 2025, which we expect to recognize over a weighted average vesting period of 0.73 years.

Stock Repurchase Program

Our Stock Repurchase Program expired on March 10, 2024, and has not been renewed.

Note 19 – Hedge Accounting

As of June 30, 2025, our Company held derivative instruments to the notional value of $32.9 million (AU$50.0 million). As of December 31, 2024, our Company held derivatives in the total notional amount of $33.0 million (AU$50.0 million).

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	June 30,		December 31,
	2025		2024
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	235	Derivative financial instruments - non-current portion	137
Total derivatives designated as hedging instruments		$235		$137
Total derivatives		$235		$137

The changes in fair value of that instrument were recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and six months ended June 30, 2025 and June 30, 2024, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended June 30			Six Months Ended June 30
		2025		2024	2025	2024
Interest rate contracts	Interest expense	$(10)	$		$(9)	$—
Total		$(10)		$—	$(9)	$—

	Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Interest rate contracts	$235	$98	$391	$98
Total	$235	$98	$391	$98

	Loss (Gain) Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Interest expense	$(10)	$—	$(9)	$—
Total	$(10)	$—	$(9)	$—

As of June 30, 2025, we expect to release $321,000 to earnings over the remaining life of the derivative.

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

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2025, and December 31, 2024, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2025
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$145,518	$—	$—	$146,299	$146,299
Subordinated debt	27,913	—	—	27,829	27,829
	$173,431	$—	$—	$174,128	$174,128

		Fair Value Measurement at December 31, 2024
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$174,800	$—	$—	$174,994	$174,994
Subordinated debt	27,913	—	—	27,867	27,867
	$202,713	$—	$—	$202,861	$202,861

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of June 30, 2025, and December 31, 2024.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of June 30, 2025, and December 31, 2024, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

•Level 3 borrowings include our secured and unsecured notes payable, trust preferred securities and other debt instruments. The borrowings are valued based on discounted cash flow models that incorporate appropriate market discount rates. We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or SOFR for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit rate, debt maturity, types of borrowings, and the loan-to-value ratios of the debt.

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2025, and June 30, 2024.

Note 21 – Subsequent Events

Borrowings

On July 3, 2025, we extended the maturity date of our Bank of America facility to May 18, 2026.

On July 18, 2025, we extended the maturity date of our Santander facility to June 1, 2026.

Income tax matters

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax law changes, including the permanent extension of certain provisions from the Tax Cuts and Jobs Act, modifications to the international tax framework, and the reinstatement of favorable business tax provisions. These include 100% bonus depreciation, immediate expensing of Section 174 domestic research and experimental expenditures, and revised limitations under Section 163(j) on the deductibility of business interest expense. The legislation has multiple effective dates, with certain provisions effective beginning in 2025, and others implemented through 2027. The Company does not anticipate the impact of the OBBBA to have a material effect on its consolidated financial statements for the year ending December 31, 2025.

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

Business Overview & Updates

Cinema Exhibit Segment

We are encouraged by the robust performance of our cinema business in the second quarter, which reinforces our confidence in the ongoing recovery of both our operations and the global cinema industry. The results this quarter reflect increasing audience demand and a solid slate of theatrical content. While challenges persist, including the residual effects of COVID-19, the 2023 Hollywood strikes, macroeconomic conditions such as inflation and interest rates, labor cost increases, and currency fluctuations in Australia and New Zealand, the positive results observed in the second quarter demonstrates the continued resilience of our global cinema segment.

The second quarter of 2025 has generated what we believe to be encouraging momentum for the cinema industry, highlighted by the impressive performance of key releases such as A Minecraft Movie, Sinners, and Lilo & Stitch. These films have not only exceeded industry expectations but have also reinvigorated audience enthusiasm, driving higher attendance levels and box office revenues. A Minecraft Movie has captivated diverse demographics by blending popular gaming culture with cinematic storytelling, while Sinners, in its unique 70mm format, has resonated strongly with audiences seeking compelling, original narratives. Meanwhile, Lilo & Stitch has attracted families and long-time fans, contributing to a well-rounded slate of successful releases. The success of these titles reflects a broader trend of audiences eagerly returning to theaters for high-quality, engaging content. This momentum has carried over into July 2025 with the impressive box office results further described below.

Several notable films significantly contributed to the success of the second quarter of 2025. Universal’s How to Train Your Dragon captivated audiences with its heartfelt storytelling, drawing a strong family attendance. Disney’s Thunderbolts* continued to build on the popularity of the Marvel Cinematic Universe, delivering thrilling action sequences and complex character arcs that resonated with fans worldwide. Paramount’s Mission: Impossible – The Final Reckoning maintained the franchise’s legacy of high-octane excitement and breathtaking stunts, attracting both longtime fans and new viewers. Warner Brothers further bolstered this quarter’s box office performance with Final Destination: Bloodlines, a fresh installment that revitalized the beloved horror franchise, and F1: The Movie, which engaged racing fans and general audiences with its dynamic portrayal of the sport.

In addition to these successes, the third quarter of 2025 has seen tremendous success from Jurassic World: Rebirth (July 2025), grossing over $800 million worldwide, Superman, and The Fantastic Four: First Steps. Jurassic World: Rebirth taps into nostalgia and family-friendly adventure, and its dinosaur-driven thrills continue to draw massive audiences. Alongside Universal’s summer breakout success, Warner Brothers Superman (July 2025), has grossed over $581 million worldwide. The film has earned praise for its compelling story, striking visuals, and ability to spark meaningful conversations. Fantastic Four: First Steps has already made a significant impact on the cinema industry, grossing over $437 million worldwide. Disney has drawn interest from both longtime fans and new audiences, showing that rebooted superhero films continue to resonate strongly with moviegoers around the globe These films’ strong box office and critical success highlight the impact of 2025’s diverse slate, which is drawing wide audiences back to theaters and signaling a vibrant future for cinema.

We believe that this momentum is further supported by the robust lineup of upcoming releases throughout the remainder of 2025 and beyond. Films such as TRON: Ares (October 2025), Wicked: For Good (November 2025), Zootopia 2 (November 2025), and Avatar: Fire and Ash (December 2025) are anticipated to be major draws, continuing the industry's growth and positive momentum.

Amazon MGM Studio’s The Accountant II and A Working Man exemplify how streaming companies are strategically leveraging theatrical releases to enhance their film distribution models, which in effect expand their reach and enhance their cultural impact. These successful cinema runs demonstrate that by integrating theatrical exhibition into their release strategies, streaming companies like Amazon MGM are reaffirming the unique value of the big screen experience in complementing digital distribution and expanding overall viewership to a broader audience.

Since the start of the COVID-19 pandemic through the second quarter of 2025, we closed or surrendered eight (8) underperforming locations (three in Hawaii, two in California, one in Texas, two in New Zealand) to improve our cinema operation performance. As of today, none of these locations are operating as a cinema. We continue to work to re-negotiate leases at our currently operational U.S. cinemas to either reduce occupancy costs or to convert fixed rent to percentage rent, thus better aligning our landlord's interests with our own.

We remain optimistic about the continued recovery and operational improvements across our global cinema network. A major contributor to this progress is the steady growth of our Food and Beverage program. We have secured the ability to serve beer and wine at all U.S. cinemas and offer liquor at all but three locations, with efforts underway to complete licensing at the remaining sites. We’re also advancing similar initiatives in Australia and New Zealand to elevate our offerings and enhance the overall guest experience.

Recent Box Office Improvements

Despite a softer film slate in the first quarter of 2025 and lingering effects from the 2023 Hollywood strikes, the second quarter of 2025 has powerfully demonstrated our company’s resilience and the cinema industry’s continued recovery. The strong box office performance this quarter reflects the audience’s continued demand for theatrical content and our ability to successfully navigate through industry-wide challenges.

Warner Brothers played a key role in the quarter’s success, delivering two of the biggest hits of the year thus far: A Minecraft Movie, F1: The Movie, and Sinners. A Minecraft Movie has become a global phenomenon, nearing the $1 billion mark at the worldwide box office. It delivered the largest opening weekend of 2025 domestically and broke the all-time highest opening weekend record for a video game adaptation, surpassing the highly successful Super Mario Bros. movie. Its box-office success highlights the strength of highly distinguishable brand recognition and the lasting audience demand for high-quality franchise storytelling. Sinners also exceeded expectations, earning widespread critical acclaim and resonating strongly with audiences. With more than $365 million in global box office revenue to date, the film has proven that original, story-driven content continues to thrive in the theatrical marketplace.

Family films have also played a major role in this quarter’s success. Disney’s Lilo & Stitch remake has been a standout performer, grossing over $1.0 billion worldwide and outperforming the original. Its strong reception highlights the lasting power of beloved legacy titles, reintroduced to new generations. In addition, Universal’s live-action How to Train Your Dragon has already surpassed the 2019 installment and 2010 original, earning over $623 million globally. These titles reinforce the importance of family-friendly content in attracting wide-ranging audiences and driving consistent box office results.

These films released in the second quarter highlight the strength, diversity, and commercial power of the second quarter’s lineup. Compared to both the previous quarter and the same period last year, our global box office performance has seen significant improvement.

As we move into the second half of 2025, we are well positioned to extend our momentum with a thrilling and diverse slate of films. Audiences are continuing to be captivated by titles like Superman, Jurassic World: Rebirth, and The Fantastic Four: First Steps, while eagerly anticipating upcoming releases such as Wicked: For Good, Zootopia 2, Five Nights at Freddy’s, and Avatar: Fire and Ash. These upcoming releases exemplify the cinema industry’s unwavering commitment to delivering a rich and compelling variety of films that will engage audiences globally and drive sustained growth across the sector.

Real Estate Segment

Regarding our United States real estate, during the first quarter of 2024, we sold our underutilized administrative office building in Culver City, California for $10.0 million. We continue to work to lease up the remainder of our 44 Union Square building in New York. The existing 44 Union Square tenant, Petco, occupies the cellar, ground and second floors on a full rent paying basis. We believe that demand for space in the Union Square submarket is improving.

Regarding our Australia and New Zealand real estate, on May 21, 2025, we sold our Cannon Park properties in Townsville, Queensland, Australia for AU$32.0 million (USD equivalent of $20.7 million), while retaining the cinema leasehold at that property. And, on January 31, 2025, we sold all of our Wellington, New Zealand properties for NZ$38.0 million (USD equivalent of $21.5 million), and entered into an agreement to lease for the cinema premises in Courtenay Central upon completion of seismic upgrades. The proceeds of these sales were used, among other things, to pay down approximately $32.1 million in debt. As of June 30, 2025, all our tenants at our Australian and New Zealand properties were in occupancy on a full rent paying basis.

Given our liquidity requirements, we have largely paused our real estate development projects. Our restricted capital expenditures in 2024 and thus far in 2025 have primarily targeted improvements to our existing cinemas. To bolster our liquidity, the Company has continued to hold for sale our Newberry Yard property in Williamsport, Pennsylvania.

Company Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 58 cinemas as of June 30, 2025.

•Real estate, including real estate development and the rental of retail, commercial, and live theatre assets.

While we have monetized nine property assets over the past five years, we believe these two business segments will continue to complement and support one another. Prior to COVID-19, we used cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business. As a result of COVID-19, we relied more upon income from our real estate assets, and tapped into the embedded value in those assets, to support our Company through the COVID-19 crisis. As the residual

COVID-19 and the 2023 Hollywood Strikes impacts behind us, we believe that the quality of film releases will continue to improve, enticing patrons to return to our cinemas and reaffirming our belief that we will once again be able to rely on the cash flows generated by our cinema portfolio to enhance and add to our real estate portfolio. To meet anticipated liquidity needs, we continue to classify one asset (Newberry Yard) as an asset held for sale. Even after this disposition we anticipate that we will continue to own properties in Pennsylvania, Manhattan, and in Australia that we believe will present, when capital resources are available to us, potential to build material stockholder value.

Key Performance Indicators (Unaudited; U.S. dollars in thousands, except per patron data)

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total Food & Beverage Revenues on a post-tax basis divided by our attendance during a specific period.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of June 30, 2025, we have a total of 37 theater locations with elevated food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy). We use F&B SPP as a measure of our food and beverage operational performance as compared to that of our competitors. Although the profitability of our food and beverage operations is influenced by numerous factors, including labor and cost of goods, F&B SPP serves as an indicator of our ability to achieve consistent strong top-line performance. In addition, F&B SPP highlights our ability to optimize revenue by effectively promoting and selling supplementary products to our customers during each visit. Moreover, this metric assists in evaluating how well we can differentiate our F&B offerings from our competitors. Management in turn uses F&B SPP to adjust food and beverage pricing strategies at our individual theaters, measure the effectiveness of promotional marketing initiatives, optimize menu offerings, and ensure price barriers are not created for our attendance.

	Quarter Months Ended			Six Months Ended
	June 30,			June 30,
Food & Beverage Spend Per Patron (in functional currency)	2025	2024	% Change Fav/(Unfav)	2025	2024	% Change Fav/(Unfav)

United States	$9.13	$8.12	12.4%	$8.68	$7.93	9.5%
Australia	$8.26	$7.67	7.7%	$8.08	$7.66	5.5%
New Zealand	$7.14	$6.60	8.2%	$6.99	$6.64	5.3%

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

	Quarter Months Ended			Six Months Ended
	June 30,			June 30,
Average Ticket Price (in functional currency)	2025	2024	% Change Fav/(Unfav)	2025	2024	% Change Fav/(Unfav)

United States	$13.44	$13.27	1.3%	$13.46	$13.52	(0.4)%
Australia	$16.34	$13.11	24.6%	$16.00	$13.35	19.9%
New Zealand	$14.70	$11.35	29.5%	$14.30	$11.56	23.7%

Real Estate Key Performance Indicators

The key performance indicators used by management in our real estate segment vary according to jurisdiction. At the current time, in the United States, we assess our real estate division (including 44 Union Square and our historical railroad assets, but excluding our Live Theaters), solely on a net operating income basis. We have no specific key performance standards to compare performance from period to period. Rather we analyze operating budgets and projections and compare actual results to budgeted or projected results from time to time.

In Australia and New Zealand, we assess our properties held for rent using net operating income, occupancy factor (the percentage of the net rentable area of our properties that are leased) and average lease duration. We believe our chosen indicators help us effectively assess the return on investment on our real estate assets.

		Quarter Months Ended				Six Months Ended
		June 30,				June 30,
Real Estate (in functional currency)		2025	2024	% Change Fav/(Unfav)		2025	2024	% Change Fav/(Unfav)

United States	Net Operating Income	$(274.8)	$(322.8)	14.9%		$(421.0)	$(853.2)	50.7%

Australia	Net Operating Income	$718.2	$736.8	(2.5)%		$1,740.3	$1,470.4	18.4%
	Occupancy Factor	98.8%	95.3%	3.5	%age points	98.8%	95.3%	3.5	%age points
	Average Lease Duration	3.79 Years	3.25 Years	0.54 years		3.79 Years	3.25 Years	0.54 years

New Zealand	Net Operating Income	$(209.4)	$(797.5)	73.7%		$(683.9)	$(1,412.4)	51.6%
	Occupancy Factor	100%	100%	-	%age points	100%	100%	-	%age points
	Average Lease Duration	0.58 Years	1.00 Years	(0.42) years		0.58 Years	1.00 Years	(0.42) years

In the case of our Live Theatres, with respect to key performance indicators, we primarily look to the live theater rental revenue and ancillary income from the theaters. This key performance indicator represents box office revenues less amounts paid to producers for license fee settlements, plus ancillary income earned by us from certain theater operations. Our live theater rental revenue and ancillary income for the second quarter 2025 improved to $0.6 million compared to $0.4 million for the second quarter 2024. Our live theater rental revenue and ancillary income for the six months ended June 30, 2025 improved to $1.2 million compared to $0.8 million for the six months ended June 30, 2024.

Cinema Exhibition Segment Overview

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

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of June 30, 2025.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count(3)	Count	Leased	Owned	Operating Brands
United States	Hawaii	6	74	6		Consolidated Theatres
	California	5	58	5		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	1	8	1		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington, D.C.	1	3	1		Angelika Film Center
	U.S. Total	18	179	17	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	6		Reading Cinemas
	Queensland	7	64	5	2	Reading Cinemas, Angelika Cinemas, Event Cinemas(1)
	Western Australia	4	27	3	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	30	226	27	3
New Zealand	Wellington	2	15	2		Reading Cinemas
	Otago	2	12	1	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	10	64	7	3
GRAND TOTAL		58	469	51	7

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

(3)(i) Our Wellington lease count includes our Courtenay Central cinema, which, having been sold on January 31, 2025, is now under an Agreement to Lease and we anticipate reopening following the completion of certain third-party construction and seismic strengthening works. (ii) We closed one underperforming cinema located in San Diego, CA on April 15, 2025.

Our cinema revenues consist primarily of cinema ticket sales, F&B sales, screen advertising, gift card sales, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) cost of goods sold, (iii) operating costs, such as employment costs and utilities, and (iv) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality first run films and the number of weeks such first run films stay in the market. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2024 Form 10-K.

Cinema Pipeline and Closure

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

Our Board has also authorized management to proceed with the negotiation of a lease for a new state-of-the-art cinema, located in Noosa, Queensland, Australia.

On April 15, 2025, we closed our underperforming cinema located in San Diego, California.

Cinema Upgrades

The upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table as of June 30, 2025:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	58	469
IMAX	1	1
TITAN XC and TITAN LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	17	45
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	15	n/a
Premium Seating (features recliner seating)	33	198
Liquor Licenses (5)	49	n/a

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

(3)Spotlight Service: Spotlight, our first dine-in cinema concept in the U.S., is situated at Reading Cinemas in Murrieta, California. Prior to the COVID-19 Pandemic, six of our 17 auditoriums at this cinema featured waiter service before the movie began with a full F&B menu, luxury recliner seating, and laser focus on customer service. Our Spotlight service remains suspended.

(4)Upgraded Food & Beverage Menu: Features an elevated F&B menu including a menu of locally inspired and freshly prepared items that go beyond traditional concessions, which we have worked with former Food Network executives to create. The elevated menu also includes beer, wine and/or spirits at most of our locations.

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of today, we have beer and wine licenses in 100% of our cinemas and liquor licenses in all but three of our cinemas operating in the U.S. In Australia, 86% of our cinemas are licensed and we have no liquor licenses pending. In New Zealand, 38% of our cinemas are licensed and we have two liquor licenses pending.

Real Estate Segment Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and live theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. In addition to owning the fee interests in 7 of our cinemas (as presented in the table under Cinema Exhibition Overview), as of June 30, 2025, we:

•own our 44 Union Square property in Manhattan comprised of retail and office space, which is currently in the lease-up phase. The cellar, ground floor, and second floor of the building are now fully leased to Petco, which is in occupancy of its premises on a full rent paying basis.

•own and operate two ETCs known as Newmarket Village (in a suburb of Brisbane), and the Belmont Common (in a suburb of Perth);

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

The combination of the COVID-19 pandemic, the lack of any material U.S. public pandemic financial assistance due to our public company status, the 2023 Hollywood Strikes, increased interest rates, inflation, increased labor costs, and decreases in the value of the Australian Dollar and New Zealand Dollar vis-a-vis the U.S. Dollar over the past five years, have significantly impacted our cinema operations and necessitated capital conservation to sustain our cinema operations and service our debt. This has required us to rethink our real estate business plan and to monetize a number of properties that had pre-COVID been slated for long-term development.

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

(vii) On January 31, 2025, our approximately 3.7 acre five-parcel assemblage in the entertainment center of Wellington, New Zealand, which includes the Courtenay Central building; and

(viii)Most recently, on May 21, 2025, our Cannon Park property in Townsville, Queensland, Australia.

These properties were identified for sale and sold for various reasons, which included without limitation

(i)our need for liquidity due to the circumstances referred to above,

(ii)the amount of capital required to materially increase their value in the immediate to mid-term,

(iii)their immaterial or non-income producing nature, or

(iv)in the case of our Culver City office building, the property was not required for our operations because it exceeded our office size requirements. Since the sale of this office building, we have been working remotely in Southern California.

As of the date of this Report, we continue to own our approximately 23.9-acre Newberry Yard in Williamsport, Pennsylvania (also currently non-income producing).

United States:

•44 Union Square Redevelopment (New York, N.Y.) – On January 27, 2022, we entered a long-term lease with Petco for the lower level, ground floor, and second floor of the building. Petco continues to be open for business and in occupancy on a full rent paying basis. We continue our efforts to find a tenant for the remaining four floors of the building.   As we previously reported, we signed a Letter of Intent and have exchanged lease drafts with one potential tenant which would offer a non-office use.  As the office leasing market in Mid Town South continues to improve, we have experienced increased interest from potential office users and are currently negotiating a few other Letters of Intent with potential office tenants.

•Minetta Lane Theatre (New York, N.Y.) – Audible has a license agreement with us through March 15, 2026, with an option to extend for an additional year. Audible presents plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. During 2024, Audible presented a number of shows, including Laura Benati: Nobody Cares, Dead Outlaw and Strategic Love Play. During the second quarter of 2025, Hugh Jackman produced and starred in Sexual Misconduct of the Middle Class and Liev Schreiber starred in Creditors at our Minetta Lane Theatre.

•Orpheum Theatre (New York, N.Y.) – STOMP closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. Following STOMP’s historic run at the Orpheum, The Empire Strips Back ran for approximately three months, followed by a limited holiday engagement of Death, Let Me Do My Show starring comedian Rachel Bloom. The Off-Broadway solo version of William Shakespeare’s Hamlet starring Eddie Izzard also played in 2024. The year finished with a run of The Big Gay Jamboree, produced by the creator of Barbie and Titanique. The Jonathon Larson Project closed in March 2025 and a new show, Ginger Twinsies, began its run on July 10, 2025.

•Cinemas 1,2,3 (New York, N.Y.) – Currently operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property.

•The Reading Viaduct and Adjacent Properties (Philadelphia, Pennsylvania) – This continues to be an area of focus in 2025 as we continue our efforts to develop and maximize the potential of our real estate holdings in Philadelphia. Since 2023, we have resumed work on this project, particularly concentrating on the Reading Viaduct—an 0.7-mile-long raised rail bed and bridge system spanning the Callowhill and Poplar neighborhoods, extending to Vine Street in the heart of the city's Central Business District. Comprising approximately 6.5 acres of land, along with various connecting bridges over public streets and sidewalks, the Reading Viaduct represents a significant contiguous land holding unobstructed by public thoroughfares.

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

Recent developments in the area, such as the announcement of a $158 million federal grant for the Chinatown Stitch project in mid-March 2024, further highlight the potential of the Reading Viaduct.This project aims to reconnect the Chinatown community and surrounding neighborhoods by capping the Vine Street Expressway I-676, which directly intersects with the Reading Viaduct at Vine Street. We believe that capping the expressway at our property would significantly enhance the attractiveness and viability of the Reading Viaduct for future development.

We have retained consultants and are working to down-date our various titles, many of which to the 19th century.

Australia:

•Newmarket Village ETC (Brisbane, Australia) – We will continue to operate our Newmarket Village ETC, which includes Reading Cinemas as an anchor tenant. Our site includes a 23,218 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating different development options for this space. As of the date of this report, the combined center and office building is 99% leased.

•The Belmont Common, (Belmont, Perth, Australia) – The total gross leasable area of the Belmont Common is 60,117 square feet of net rentable land. Our multiplex cinema is the anchor tenant with six third-party tenants. The site is currently 100% leased.

On May 21, 2025, we sold our Cannon Park ETC in Townsville, Queensland, Australia, which consisted of our Cannon Park City Center and Cannon Park Discount Center properties, comprising approximately 9.4-acres, for a purchase price of AU$32.0 million (USD equivalent of $20.7 million). We have retained a long-term lease of the cinema component of that property.

New Zealand:

On January 31, 2025, we sold all of our properties in Wellington, New Zealand (including the Courtenay Central building) to Prime Property Group (“Prime”) for a purchase price of NZ$38.0 million (USD equivalent of $21.5 million). We understand that Prime intends to redevelop the properties, including a seismic upgrade of the existing Courtenay Central building. As a part of that sale transaction, we have entered into an Agreement to Lease for the cinema component of the to be upgraded Courtenay Central building.

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

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2025, and June 30, 2024, respectively:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2025	June 30, 2024	Fav/ (Unfav)	June 30, 2025	June 30, 2024	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$56,782	42,941	32%	$93,186	$84,213	11%
Real estate	4,653	5,013	(7)%	9,498	9,946	(5)%
Inter-segment elimination	(1,057)	(1,146)	8%	(2,137)	(2,298)	7%
Total revenue	60,378	46,808	29%	100,547	91,861	9%
Operating expense
Cinema exhibition	(47,940)	(43,903)	(9)%	(85,597)	(85,776)	-%
Real estate	(1,840)	(2,461)	25%	(3,795)	(4,696)	19%
Inter-segment elimination	1,057	1,146	(8)%	2,137	2,298	(7)%
Total operating expense	(48,723)	(45,218)	(8)%	(87,255)	(88,174)	1%
Depreciation and amortization
Cinema exhibition	(2,172)	(2,554)	15%	(4,312)	(5,141)	16%
Real estate	(1,125)	(1,358)	17%	(2,226)	(2,874)	23%
Total depreciation and amortization	(3,297)	(3,912)	16%	(6,538)	(8,015)	18%
General and administrative expense
Cinema exhibition	(1,217)	(1,093)	(11)%	(2,298)	(2,071)	(11)%
Real estate	(209)	(248)	16%	(403)	(539)	25%
Total general and administrative expense	(1,426)	(1,341)	(6)%	(2,701)	(2,610)	(3)%
Segment operating income
Cinema exhibition	5,453	(4,609)	>100%	979	(8,775)	>100%
Real estate	1,479	946	56%	3,074	1,837	67%
Total segment operating income (loss)	$6,932	$(3,663)	>100%	$4,053	$(6,938)	>100%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(84)	(100)	16%	(219)	(201)	(9)%
General and administrative expense	(3,957)	(3,929)	(1)%	(7,835)	(8,083)	3%
Interest expense, net	(4,354)	(5,377)	19%	(9,096)	(10,662)	15%
Equity earnings of unconsolidated joint ventures	285	119	>100%	308	94	>100%
Gain (loss) on sale of assets	1,872	9	>100%	8,398	(1,116)	>100%
Other income (expense)	(2,273)	(216)	(>100)%	(2,607)	123	(>100)%
Income before income taxes	(1,579)	(13,157)	88%	(6,998)	(26,783)	74%
Income tax benefit (expense)	(1,225)	156	(>100)%	(753)	379	(>100)%
Net income (loss)	(2,804)	(13,001)	78%	(7,751)	(26,404)	71%
Less: net income (loss) attributable to noncontrolling interests	(137)	(195)	30%	(328)	(370)	11%
Net income (loss) attributable to Reading International, Inc.	$(2,667)	$(12,806)	79%	$(7,423)	$(26,034)	71%
Basic earnings (loss) per share	$(0.12)	$(0.57)	79%	$(0.33)	$(1.16)	72%

Consolidated and Non-Segment Results:

Second Quarter Net Results

Revenue

Revenue for the quarter ended June 30, 2025, increased by 29% (or $13.6 million), to $60.4 million, compared to the same period in the prior year, primarily due to increased cinema revenues from higher attendance in all three countries as a result of stronger movies released from the Hollywood studios in the second quarter of 2025 compared to the same period in 2024. These increases in revenue were offset by a decline in real estate rent revenues and the weakening of the AU/NZ foreign exchange rates against the U.S. dollar.

Revenue for the six months ended June 30, 2025, increased by 9% (or $8.7 million), to $100.5 million, when compared to the same period in the prior year. This increase is attributable to strengthened cinema performance, which was partially offset by a decrease in real estate rent revenue.

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended June 30, 2025, increased by $10.6 million, from a loss of $3.7 million to an income of $6.9 million, primarily due to (i) improved cinema performance, as a result of a stronger film slate, leading to increased cinema revenue, (ii) lower operating expenses in our real estate segment, and (iii) a reduction in depreciation and amortization.

Our total segment operating income for the six months ended June 30, 2025 of $4.1 million, increased by $11.0 million, from a loss of $6.9 million, primarily due to (i) stronger cinema performance, as attendance increased in the U.S. and ATP increased in Australia and New Zealand, (ii) decreased operating expenses in our real estate segment, and (iii) a reduction in depreciation and amortization. This was offset by weakened real estate revenue and increased general and administrative expenses for our cinema segment.

During the second quarter of 2025, both the Australia and New Zealand dollars devalued against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the second quarter of 2025 decreased by 2.7% compared to the same period in 2024. The average New Zealand dollar exchange rate against the U.S. dollar for the second quarter of 2025 decreased by 1.9% compared to the same period in 2024. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms for the period.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended June 30, 2025, improved by 79%, from a loss of $12.8 million to a loss of $2.7 million, when compared to the same period in the prior year, primarily due to improved cinema and real estate performance along with a decrease in interest expense, depreciation and amortization expenses, and a gain on sale of assets, partially offset by increased general and administrative expense, and an increase in other operating expense.

For the six months ended June 30, 2025, net loss attributable to Reading International, Inc. improved by 71%, from a loss of $26.0 million to a loss of $7.4 million, when compared to the same period in the prior year primarily due to improved segment results, decreased interest expense, and a gain on sale of assets. This was offset by increased general and administrative expense and increased other expense.

Income Tax Expense

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax law changes, including the permanent extension of certain provisions from the Tax Cuts and Jobs Act, modifications to the international tax framework, and the reinstatement of favorable business tax provisions. These include 100% bonus depreciation, immediate expensing of Section 174 domestic research and experimental expenditures, and revised limitations under Section 163(j) on the deductibility of business interest expense. The legislation has multiple effective dates, with certain provisions effective beginning in 2025, and others implemented through 2027. The Company does not anticipate the impact of the OBBBA to have a material effect on its consolidated financial statements for the year ending December 31, 2025.

Income tax expense for the three months ended June 30, 2025, increased by $1.4 million compared to the equivalent prior-year period. The change between 2025 and 2024 is primarily related to a decrease in consolidated losses and an increase in reserve for valuation allowance in 2025.

Income tax expense for the six months ended June 30, 2025, increased by $1.1 million compared to the equivalent prior-year period. The change between 2025 and 2024 is primarily related to a decrease in consolidated losses and an increase in reserve for valuation allowance in 2025.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2025, and June 30, 2024, respectively:

		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2025	% of Revenue	June 30, 2024	% of Revenue	June 30, 2025	% of Revenue	June 30, 2024	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$16,099	28%	$11,681	27%	$26,344	28%	$23,922	28%	38%	10%
	Food & beverage revenue	11,274	20%	7,452	17%	17,382	19%	14,413	17%	51%	21%
	Advertising and other revenue	2,885	5%	2,347	5%	4,827	5%	4,450	5%	23%	8%
		$30,258	53%	$21,480	50%	$48,553	52%	$42,785	51%	41%	13%
		—		—
Australia	Admissions revenue	$14,275	25%	$10,851	25%	$23,905	26%	$21,113	25%	32%	13%
	Food & beverage revenue	7,213	13%	6,348	15%	12,069	13%	12,114	14%	14%	-%
	Advertising and other revenue	1,421	3%	1,344	3%	2,617	3%	2,640	3%	6%	(1)%
		$22,909	40%	$18,543	43%	$38,591	41%	$35,867	43%	24%	8%
		—		—
New Zealand	Admissions revenue	$2,338	4%	$1,744	4%	$3,884	4%	$3,344	4%	34%	16%
	Food & beverage revenue	1,135	2%	1,013	2%	1,901	2%	1,923	2%	12%	(1)%
	Advertising and other revenue	142	0%	161	0%	257	0%	294	0%	(12)%	(13)%
		$3,615	6%	$2,918	7%	$6,042	6%	$5,561	7%	24%	9%

Total revenue		$56,782	100%	$42,941	100%	$93,186	100%	$84,213	100%	32%	11%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(9,108)	16%	$(6,272)	15%	$(14,166)	15%	$(12,411)	15%	(45)%	(14)%
	Food & beverage cost	(2,931)	5%	(2,012)	5%	(4,514)	5%	(3,919)	5%	(46)%	(15)%
	Occupancy expense	(4,420)	8%	(6,545)	15%	(8,387)	9%	(12,332)	15%	32%	32%
	Labor cost	(4,212)	7%	(4,002)	9%	(8,293)	9%	(8,150)	10%	(5)%	(2)%
	Utilities	(1,332)	2%	(1,337)	3%	(2,551)	3%	(2,645)	3%	-%	4%
	Cleaning and maintenance	(1,754)	3%	(1,656)	4%	(3,295)	4%	(3,083)	4%	(6)%	(7)%
	Insurance	—		—	0%	—	0%	—	0%	-%	-%
	Other operating expenses	(2,321)	4%	(2,094)	5%	(4,468)	5%	(4,219)	5%	(11)%	(6)%
		$(26,078)	46%	$(23,918)	56%	$(45,674)	49%	$(46,759)	56%	(9)%	2%

Australia	Film rent and advertising cost	$(6,586)	12%	$(4,947)	12%	$(10,542)	11%	$(9,395)	11%	(33)%	(12)%
	Food & beverage cost	(1,531)	3%	(1,435)	3%	(2,606)	3%	(2,709)	3%	(7)%	4%
	Occupancy expense	(4,511)	8%	(4,538)	11%	(8,805)	9%	(8,940)	11%	1	2%
	Labor cost	(3,425)	6%	(3,442)	8%	(6,732)	7%	(6,715)	8%	-	-%
	Utilities	(651)	1%	(640)	1%	(1,493)	2%	(1,452)	2%	(2)	(3)%
	Cleaning and maintenance	(1,154)	2%	(1,173)	3%	(2,304)	2%	(2,377)	3%	2	3%
	Other operating expenses	(799)	1%	(908)	2%	(1,574)	2%	(1,780)	2%	12	12%
		$(18,657)	33%	$(17,083)	40%	$(34,056)	37%	$(33,368)	40%	(9)%	(2)%

New Zealand	Film rent and advertising cost	$(1,141)	2%	$(752)	2%	$(1,789)	2%	$(1,434)	2%	(52)%	(25)%
	Food & beverage cost	(269)	0%	(225)	1%	(416)	0%	(430)	1%	(20)	3%
	Occupancy expense	(737)	1%	(783)	2%	(1,471)	2%	(1,543)	2%	6	5%
	Labor cost	(579)	1%	(593)	1%	(1,113)	1%	(1,155)	1%	2	4%
	Utilities	(136)	0%	(101)	0%	(234)	0%	(198)	0%	(35)	(18)%
	Cleaning and maintenance	(196)	0%	(189)	0%	(390)	0%	(393)	0%	(4)%	1%
	Other operating expenses	(147)	0%	(259)	1%	(454)	0%	(495)	1%	43%	8%
		$(3,205)	6%	$(2,902)	7%	$(5,867)	6%	$(5,648)	7%	(10)%	(4)%

Total operating expense		$(47,940)	84%	$(43,903)	102%	$(85,597)	92%	$(85,775)	102%	(9)%	-%

DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,157)	2%	$(1,250)	3%	$(2,278)	2%	$(2,521)	3%	7%	10%
	General and administrative expense	(731)	1%	(738)	2%	(1,456)	2%	(1,373)	2%	1%	(6)%
		$(1,888)	3%	$(1,988)	5%	$(3,734)	4%	$(3,894)	5%	5%	4%

Australia	Depreciation and amortization	$(905)	2%	$(1,192)	3%	$(1,819)	2%	$(2,382)	3%	24%	24%
	General and administrative expense	(427)	1%	(355)	1%	(772)	1%	(699)	1%	(20)%	(10)%
		$(1,332)	2%	$(1,547)	4%	$(2,591)	3%	$(3,081)	4%	14%	16%

New Zealand	Depreciation and amortization	$(111)	0%	$(112)	0%	$(214)	0%	$(238)	0%	1%	10%
	General and administrative expense	(58)	0%	—	0%	(71)	0%	—	0%	-%	-%
		$(169)	0%	$(112)	0%	$(285)	0%	$(238)	0%	(51)%	(20)%

Total depreciation, amortization, general and administrative expense		$(3,389)	6%	$(3,647)	8%	$(6,610)	7%	$(7,213)	9%	7%	8%

OPERATING INCOME (LOSS) – CINEMA

United States	$2,292	4%	$(4,426)	(10)%	$(855)	(1)%	$(7,868)	(9)%	>100%	89%
Australia	2,920	5%	(87)	(0)%	1,944	2%	(582)	(1)%	>100%	>100%
New Zealand	241	0%	(96)	(0)%	(110)	(0)%	(325)	(0)%	>100%	66%
Total Cinema operating income (loss)	$5,453	10%	$(4,609)	(11)%	$979	1%	$(8,775)	(10)%	>100%	>100%

Second Quarter Results

Revenue

For the quarter ended June 30, 2025, cinema revenue increased by $13.8 million, to $56.8 million compared to the same period in the prior year. This increase was primarily due to (i) a global increase in cinema revenues from increased cinema attendance driven by a stronger movie slate, (ii) increases in ATP and F&B SPP in all three countries, and (iii) increases in screen advertising and other revenues in the U.S. and Australia, partially offset by a weakening of AU/NZ foreign exchange rates.

For the six months ended June 30, 2025, cinema revenue increased by $9.0 million, to $93.2 million compared to the same period in the prior year. This increase was primarily driven by (i) a global increase in box office due to a stronger movie slate, and (ii) increased F&B SPP and advertising and other revenues in US, and offset by a weakening of AU/NZ foreign exchange rates.

Cinema Segment Operating Income/(Loss)

Cinema segment operating income for the quarter ended June 30, 2025, increased by $10.1 million, from a loss of $4.6 million to an income of $5.5 million when compared to the same period in the prior year. The increase in operating income is due to an increase in cinema revenue in all three countries due to an increased attendance as a result of a stronger movie slate, and an overall decrease in depreciation in all three countries, partially offset by an increase in operating expenses globally and increased general and administrative expenses in Australia and New Zealand.

Cinema segment operating income for the six months ended June 30, 2025, increased by $9.8 million, from a loss of $8.8 million to an income of $1.0 million when compared to the same period in the prior year primarily due to (i) increased cinema revenues globally, (ii) efficiently managing cinema expenses to remain relatively flat globally, and (iii) a reduction in overall depreciation, amortization and G&A expenses.

Operating Expense

Operating expenses for the quarter ended June 30, 2025, increased by $4.0 million, to $47.9 million, compared to the same quarter in the prior year. This increase was primarily due to increased global attendance resulting in increased film rent, food and beverage cost, and other variable costs in all three countries. Operating expenses for the six months ended June 30, 2025, remained relatively flat at $85.6 million, compared to $85.8 million for the same time period in the prior year.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, and general and administrative expenses for the quarter ended June 30, 2025, showed a slight decrease of $0.3 million, to $3.4 million, compared to the same quarter in the prior year.

Depreciation, amortization, impairment, and general and administrative expenses for the six months ended June 30, 2025, decreased $0.6 million, to $6.6 million, compared to the same quarter in the prior year.

Real Estate

The following table details our real estate segment operating results for the quarter and six months ended June 30, 2025 and June 30, 2024, respectively:

		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2025	% of Revenue	June 30, 2024	% of Revenue	June 30, 2025	% of Revenue	June 30, 2024	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$630	14%	$416	8%	$1,173	12%	$828	8%	51%	42%
	Property rental income	1,070	23%	1,067	21%	2,114	22%	2,139	22%	-%	(1)%
		1,700	37%	1,483	30%	3,287	35%	2,967	30%	15%	11%
Australia	Property rental income	2,741	59%	3,177	63%	5,756	61%	6,261	63%	(14)%	(8)%
New Zealand	Property rental income	212	5%	353	7%	455	5%	718	7%	(40)%	(37)%
Total revenue		$4,653	100%	$5,013	100%	$9,498	100%	$9,946	100%	(7)%	(5)%

OPERATING EXPENSE
United States	Live theater cost	$(255)	5%	$(279)	6%	$(492)	5%	$(512)	5%	9%	4%

	Occupancy expense	(174)	4%	(160)	3%	(352)	4%	(354)	4%	(9)%	1%
	Labor cost	—	0%	—	0%	—	0%	—	0%	-%	-%
	Utilities	16	(0)%	(49)	1%	(28)	0%	(79)	1%	>100%	65%
	Cleaning and maintenance	(75)	2%	(31)	1%	(106)	1%	(78)	1%	(>100)%	(36)%
	Other operating expenses	(264)	6%	(279)	6%	(430)	5%	(621)	6%	5%	31%
		(752)		(798)		$(1,408)		$(1,644)		6%	14%

Australia	Occupancy expense	(479)	10%	(478)	10%	$(967)	10%	$(968)	10%	-%	-%
	Labor cost	(76)	2%	(55)	1%	(119)	1%	(113)	1%	(38)%	(5)%
	Utilities	(20)	0%	(19)	0%	(34)	0%	(33)	0%	(5)%	(3)%
	Cleaning and maintenance	(215)	5%	(278)	6%	(435)	5%	(494)	5%	23%	12%
	Other operating expenses	(198)	4%	(299)	6%	(456)	5%	(531)	5%	34%	14%
		(988)	21%	(1,129)	23%	$(2,011)	21%	$(2,139)	22%	12%	6%

New Zealand	Occupancy expense	(31)	1%	(110)	2%	$(89)	1%	$(221)	2%	72%	60%
	Labor cost	—	0%	(6)	0%	(2)	0%	(11)	0%	100%	82%
	Utilities	—	0%	(16)	0%	(5)	0%	(36)	0%	100%	86%
	Cleaning and maintenance	—	0%	(7)	0%	(4)	0%	(17)	0%	100%	76%
	Other operating expenses	(69)	1%	(395)	8%	(276)	3%	(628)	6%	83%	56%
		(100)	2%	(534)	11%	$(376)	4%	$(913)	9%	81%	59%

Total operating expense		$(1,840)	40%	$(2,461)	49%	$(3,795)	40%	$(4,696)	47%	25%	19%
		—		—		—		—
DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE		—		—		—		—
United States	Depreciation and amortization	$(674)	14%	$(677)	14%	$(1,333)	14%	$(1,416)	14%	-%	6%
	General and administrative expense	(185)	4%	(212)	4%	(315)	3%	(480)	5%	13%	34%
		(859)	18%	(889)	18%	(1,648)	17%	(1,896)	19%	3%	13%

Australia	Depreciation and amortization	$(391)	8%	$(551)	11%	$(776)	8%	$(1,142)	11%	29%	32%
	General and administrative expense	(24)	1%	(36)	1%	(87)	1%	(59)	1%	33%	(47)%
		(415)	9%	(587)	12%	(863)	9%	(1,201)	12%	29%	28%

New Zealand	Depreciation and amortization	(60)	1%	(130)	3%	(117)	1%	(316)	3%	54%	63%
	General and administrative expense	—	0%	—	0%	(1)	0%	—	0%	-%	-%
		(60)	1%	(130)	3%	(118)	1%	(316)	3%	54%	63%
Total depreciation, amortization, general and administrative expense		$(1,334)	29%	$(1,606)	32%	$(2,629)	28%	$(3,413)	34%	17%	23%

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$89	2%	$(204)	(4)%	$231	2%	$(573)	(6)%	>100%	>100%
Australia		1,338	29%	1,461	29%	2,882	30%	2,921	29%	(8)%	(1)%
New Zealand		52	1%	(311)	(6)%	(39)	(0)%	(511)	(5)%	>100%	92%
Total real estate operating income (loss)		$1,479	32%	$946	19%	$3,074	32%	$1,837	18%	56%	67%

Second Quarter Results

Revenue

Real estate rent revenue for the quarter ended June 30, 2025, decreased by $0.4 million to $4.7 million, compared to the same period in the prior year.

For the six months ended June 30, 2025, real estate rent revenue decreased by $0.4 million, to $9.5 million, compared to the same period in the prior year. The decrease was primarily due to lower Rental Income as a result of the sales of our Wellington property assets and our Cannon Park property assets, partially offset by higher Live theatre rental and ancillary income in the U.S.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended June 30, 2025 increased by $0.5 million to $1.5 million, compared to $0.9 million in the same period in the prior year. This change was primarily due to improved live theater performance, decreased operating expenses globally, and decreased depreciation, amortization and general administration expense overall.

For the six months ended June 30, 2025, real estate segment operating income increased by $1.2 million, to $3.1 million, compared to $1.8 million in the same period in the prior year. This increase in operating income was due to an increase in U.S. live theatre revenue, decreased operating expense globally and reduced depreciation, amortization, and G&A expense in all three countries.

These results were impacted by the sale of our (i) Wellington property assets in January 2025, (ii) our Cannon Park property in May 2025 and (iii) Culver City office building in February 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our Financing Strategy

Prior to the COVID-19 pandemic, we used cash generated from operations and other excess cash, to the extent not needed, to fund capital investments contemplated by our business plan, in order to pay down our loans and credit facilities. This provided us with availability under our loan facilities for future use and thereby, reduced interest charges. On a periodic basis, we reviewed the maturities of our borrowing arrangements and negotiated renewals and extensions where necessary.

However, disruptions to our cinema cash flow caused by the COVID-19 pandemic, the 2023 Hollywood Strikes and periods of weak theatrical releases, augmented by changing consumer habits from each foregoing, and continuing macroeconomic headwinds, have made it necessary for us to defer capital expenditures and to rely on borrowings and the proceeds of asset monetizations to cover our costs of operations, pay interest, and pay down debt.

Our NAB financing requires that our Company comply with certain covenants. Furthermore, our Company’s use of loan funds from NAB is limited due to restrictions on the expatriation of funds from Australia to the United States. We believe that our lenders understand that the continuing effects of the factors discussed in the preceding paragraph, and various economic factors, are not of our own making, that we are taking aggressive steps to manage these industry headwinds, and that, generally speaking, our relationships with our lenders are positive.

While our Company believes that global cinema business is recovering, we still face macroeconomic pressures such as high interest rates, inflation, supply chain issues and increased film rent, labor, and operating costs, many of which are beyond our control. We have taken a variety of steps across our various operating jurisdictions to reduce our spending, including, without limitation, deferring non-essential capital expenditures, deferring certain operational expenses, renegotiating occupancy arrangements, closing certain unprofitable cinemas, deferring compensation expenses, and eliminating certain T&E expenses. We are closely monitoring our debt maturity dates, and where appropriate, we may seek to arrange necessary term extensions. In May 2025, we extended our Emerald Creek Capital debt’s maturity date to November 6, 2026 with an option to extend an additional 6 months to May 6, 2027. In July 2025, we executed an amendment to our Bank of America loan to extend the maturity date to May 18, 2026, and modified the paydown schedule. In July 2025, we extended the maturity date of our Santander loan to June 1, 2026. As of June 30, 2025, we have debt of $38.2 million coming due in the next 12 months. While the Central Banks of the three countries in which we do business have reduced interest rates from recent highs, rates remain elevated when compared to pre-Covid periods.

As discussed elsewhere in this Report, we believe that cinema cash flow for 2025 will be stronger than recent periods, as shown by the strength of the second quarter of 2025, even though cinema results for the first quarter of 2025 were behind those of the same period for last year, However, if our Company is unable to generate sufficient cash flow in the upcoming months, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, monetizing additional assets, restructuring our debt and/or our lease obligations or finding additional sources of liquidity. In May 2025, we sold our Cannon Park property assets in Australia for AU$32.0 million (USD equivalent of $20.7 million) and repaid our AU$20.0 million (USD equivalent of $12.9 million) Bridge Facility. In January 2025, we sold our Wellington property assets in New Zealand for NZ$38.0 million (USD equivalent of $21.5 million) and repaid our NZ$18.8 million (USD equivalent of $10.7 million) loan to Westpac and paid down $6.1 million to Bank of America. In early 2024, understanding our reduced need for administrative space during the shift to remote-working, we decreased our overall general and administrative expense by selling our administrative building in Culver City, California, freeing up cash of approximately $1.3 million (after paying off our mortgage, brokerage commissions and transactional fees). We are currently reviewing our need for replacement office space and believe that the disposition of this asset will save us approximately $2.0 million in operating and holding costs for 2025. Also, our Newberry Yard property in Williamsport, Pennsylvania continues to be listed as an asset held for sale. This property was historically used as a rail yard, and, accordingly, improved with tracks and switches and has direct access to the area’s rail system. We carry the property on our books at a book value (the lower of cost or market, as opposed to fair market value) of $0.5 million. This asset was selected for sale since it is currently non-income producing and significant capital would be required to materially increase the value of this asset. Certain issues as to the location of various railroad rights of way have now been resolved on what we believe to be favorable terms and terms which enhanced the value of the property.

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

The changes in cash and cash equivalents for the six months ended June 30, 2025, and June 30, 2024, respectively, are discussed as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2025	2024	% Change
Net cash provided by (used in) operating activities	$(6,151)	$(13,157)	53%
Net cash provided by (used in) investing activities	37,806	7,398	>100%
Net cash provided by (used in) financing activities	(34,883)	1,125	(>100)%
Effect of exchange rate on cash and restricted cash	101	(80)	>100%
Increase (decrease) in cash and cash equivalents and restricted cash	$(3,127)	$(4,714)	34%

Operating activities

Cash used in operating activities for the six months ended June 30, 2025, decreased by $7.0 million, to $6.2 million compared to cash used in the same period of the prior year of $13.2 million. This was primarily driven by a $13.5 million decrease in net operating loss, partially offset by $6.5 million decrease in net payables compared to the same period in 2024.

Investing activities

Cash provided in investing activities during the six months ended June 30, 2025 was $37.8 million compared to cash provided in the same prior year period of $7.4 million. This was due to higher proceeds from sale of our Cannon Park property assets in May 2025 and the Wellington property assets in January 2025, compared to the proceeds from the sale of our Culver City office in February 2024.

Financing activities

Cash used in financing activities for the six months ended June 30, 2025, increased by $36.0 million, to $34.9 million compared to cash provided by financing activities of $1.1 million. This was primarily due to the paydowns of our Westpac debt and NAB Bridge Facility in 2025 as discussed previously, compared to the NAB Bridge Facility draw in the same period of 2024.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the six months ended June 30, 2025, and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
($ in thousands)	June 30, 2025	2024	2023	2022	2021
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$9,073	$12,347	$12,906	$29,947	$83,251
Unused borrowing facility	2,359	7,859	7,859	12,000	12,000
Restricted for capital projects	2,359	7,859	7,859	12,000	12,000
Unrestricted capacity	—	—	—	—	—
Total resources at period end	11,432	20,206	20,765	41,947	95,251
Total unrestricted resources at period end	9,073	12,347	12,906	29,947	83,251
Debt-to-Equity Ratio
Total contractual facility	$175,790	$210,572	$218,159	$227,633	$248,948
Total debt (gross of deferred financing costs)	173,431	202,713	210,300	215,633	236,948
Current	38,229	69,193	35,070	38,026	12,060
Non-current	135,202	133,520	175,230	177,607	224,888
Finance lease liabilities	22	43	209	—	—
Total book equity	(8,428)	(4,790)	32,996	63,279	105,060
Debt-to-equity ratio	(20.58)	(42.32)	6.37	3.41	2.26
Changes in Working Capital
Working capital (deficit)(1)	$(109,180)	$(104,584)	$(88,373)	$(74,152)	$(6,673)
Current ratio	0.16	0.35	0.30	0.39	0.94
Capital Expenditures (including acquisitions)	$635	$2,028	$4,711	$9,780	$14,428

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of June 30, 2025, we had $9.1 million in unrestricted cash and cash equivalents compared to (i) 12.3 million on December 31, 2024 and (ii) $5.9 million on March 31, 2025. On June 30, 2025, our total outstanding borrowings were $173.4 million compared to $202.7 million on December 31, 2024.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2025:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Debt(1)	$30,888	$114,630	$—	$—	$—	$—	$145,518
Operating leases, including imputed interest	14,510	27,028	25,237	24,160	22,740	122,160	235,835
Finance leases, including imputed interest	22	—	—	—	—	—	22
Subordinated debt(1)	—	—	27,913	—	—	—	27,913
Pension liability	331	576	607	639	445	—	2,598
Interest on pension liability	11	108	77	45	11	—	252
Estimated interest on debt (2)	7,035	9,715	1,169	—	—	—	17,919
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Total	$58,697	$152,057	$55,003	$24,844	$23,196	$122,160	$435,957

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the quarter ended June 30, 2025.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the quarter ended June 30, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our beliefs regarding the impact of the 2023 Hollywood Strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding patrons returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our expectations regarding the effects of our enhanced F&B offerings on our operating results; our expectations regarding our ability to monetize our assets on terms acceptable to us; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; and our expectations of our liquidity and capital requirements and the allocation of funds.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•with respect to our cinema and live theatre operations:

•reduced consumer demand due to inflationary pressures and other macroeconomic pressures;

•the adverse continuing effects of external events of the past pandemic and the 2023 Hollywood strikes on our Company’s results from operations, liquidity, cash flows, financial condition, and access to credit markets;

•a change in consumer behavior in favor of alternative forms or mediums of entertainment, and limited availability of wide motion picture release content;

•reduction in operating margins (or negative operating margins) due to (i) decreased attendance, (ii) limited availability of wide release content, and (iii) increased operating expenses;

•competition from cinema operators who have successfully used debtor laws to reduce their debt and/or rent exposure;

•the uncertainty as to the scope and extent of our government’s potential responses to future outbreak of infectious diseases;

•the number and attractiveness to moviegoers of the films released in future periods, and potential changes in release dates for motion pictures;

•the lack of availability of films in the short- or long-term as a result of (i) major film distributors releasing scheduled theatrical films on alternative channels; (ii) disruptions of film production; or (iii) rescheduling of movie releases into later periods, as experienced due to the implications of the 2023 Hollywood strikes;

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

•labor shortages and increased labor costs related to such shortages and to increasingly costly labor laws and regulations applicable to part time non-exempt workers. Disruptions in film supply and film marketing due to the 2023 Hollywood Strikes; and

•competition from a newly restructured Regal, which may have lower occupancy costs than our cinemas.

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

•the impact of the conflict events occurring in Israel and the threats of other potential conflicts in the Middle East, and

•the impact of tariff regulations enforced by the U.S. against various nations.

The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control, such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste, weather, earthquakes, pandemics, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment. Refer to Item 1A - Risk Factors, as well as the risk factors set forth in any other filings made under the Securities Act of 1934, as amended, including any of our Quarterly Reports on Form 10-Q, for more information.

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended June 30, 2025. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the second quarter of 2025, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 2.7% and 1.9%, respectively, compared to the same prior year period.

At June 30, 2025, approximately 36.5% and 5.9% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $6.0 million in cash and cash equivalents. At December 31, 2024, approximately 35.6% and 8.3% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $7.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies and the current holding of U.S. dollars by certain Australian and New Zealand subsidiaries have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $2.7 million for the quarter ended June 30, 2025. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of June 30, 2025, and December 31, 2024, the balance of cumulative foreign currency translation adjustments were approximately a ($2.4) million loss and ($5.5) million loss, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in an approximate $415,000 increase or decrease in our quarterly interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, because of the material weakness in internal controls over financial reporting relating to the erroneous reversal and treatment of a liability. This material weakness existed for the periods June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, and June 30, 2025, and resulted in the Company restating its consolidated financial statements for the June 30, 2024, and September 30, 2024 periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2025. For a discussion regarding management’s remediation plan of the material weakness, please refer to Item 9A of the Company’s 2024 Form 10-K.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1*	Waiver and Ninth Amendment to Second Amendment and Restated Credit Agreement, dated April 4, 2025, between Consolidated Amusement Holdings, LLC and Bank of America, N.A
10.2*†

Second Omnibus Loan Modification and Extension Agreement dated May 2, 2025, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

10.3*†	Amendment Deed dated April 2, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.
10.4*†	Amendment Deed dated April 28, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

Date: August 14, 2025

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: August 14, 2025

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer